Form 10-K/A
period 1995-12-31
IDEC PHARMACEUTICALS CORP / CA
filed 1996-06-06
CIK 875045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(MARK ONE)

[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
         AMENDMENT NO. 1

OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 0-19311

                        IDEC PHARMACEUTICALS CORPORATION
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                            33-0112644
 (STATE OR OTHER JURISDICTION OF                              (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                              IDENTIFICATION NO.)

                11011 TORREYANA ROAD, SAN DIEGO, CALIFORNIA 92121
          (Address of Principal Executive Offices, including Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 550-8500

Securities registered pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                          ON WHICH REGISTERED
      None                                                          None

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to the Form 10-K/A. [ ]

         As of January 31, 1996, the aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $303,632,000. (Based upon the "closing" price as reported by the Nasdaq National Market on January 31, 1996.) This number is provided only for the purposes of this report and does not represent an admission by either the Registrant or any such person as to the status of such person.

         As of January 31, 1996, the Registrant had 15,099,229 shares of its common stock, no par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into Parts II and IV and portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 1996 are incorporated by reference into Part III.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         3)       Exhibits

    Exhibit
    Number        Description

         3.1(6)/ Amended and Restated Articles of Incorporation, dated June 20, 1994.

         3.2(1)/           Bylaws, as amended.

         4.1(7)/ Certificate of Determination of Preferences of Preferred Shares filed with the California Secretary of State on March 28, 1995. Reference is also made to
                           Exhibit 3.1.

         4.2               Reference is made to Exhibit 3.2.

         4.6(1)/           1992 Amended and Restated Registration Rights
                           Agreement.

         4.7(1)/           Specimen Common Stock Certificate.

         4.8               Reference is made to Exhibit 10.46.

         4.9(7)/           1995 Registration Rights Agreement.

         10.1(8)/ 1988 Stock Option Plan, as Amended and Restated through January 25, 1995.

         10.2(8)/          Form of Notice of Grant.

         10.3(8)/          Form of Option Agreement.

         10.11(1)/         Lease Agreement between the Company and Health
                           Science Properties, Inc., dated July 31, 1986, as amended.

         10.21(1)/         401(k) Plan.

         10.22(1)/         Form of Indemnification Agreement for Officers and
                           Directors.

         10.23(1)/         Form of acceleration of vesting letter agreement
                           between the Company and certain officers.

         10.24(1)/y        License Agreement with Coulter Immunology, dated May
                           16, 1991.

         10.25(2)/y        Nonexclusive Patent License Agreement Between the
                           Wistar Institute of Anatomy and Biology and the Company, dated December 10, 1991.

         10.26(3)/         Lease Agreement between the Company and Torrey
                           Sorrento, Inc., dated July 9, 1992.

         10.27(3)/y        Collaborative Research and License Agreement between
                           the Company and SmithKline Beecham p.l.c., dated
                           October 12, 1992.

         10.28(3)/         Investment Agreement between the Company and S.R.
                           One, Limited, dated October 16, 1992.

         10.30(8)/         1995 Employee Stock Purchase Plan.

         10.31(4)/y        Collaborative Development Agreement between the
                           Company and Mitsubishi Chemical Corporation, dated
                           November 11, 1993.

         10.32(4)/         Employment Agreement between the Company and Dr.
                           Antonio Grillo-Lopez dated September 25, 1992.

         10.33(5)/         1993 Non-Employee Directors Stock Option Plan.

         10.34(6)/y        Collaborative Development Agreement between the
                           Company and Seikagaku Corporation dated December 27,
                           1994.

         10.35(6)/y        License Agreement between the Company and Silicon
                           Valley Bank and Venture Lending & Leasing, Inc., dated December 28, 1994.

         10.36(6)/y        Loan Agreement between the Company and Seikagaku
                           Corporation dated December 27, 1994.

         10.37(6)/y        $2,500,000 Promissory Note, dated December 28, 1994.

         10.38(6)/y        $5,000,000 Promissory Note, dated December 28, 1994.

         10.39(6)/         Security Agreement, dated December 28, 1994.

         10.40(6)/y        Patent Collateral Assignment, dated December 28,
                           1994.

         10.41(6)/y        Trademark Collateral Assignment, dated December 28,
                           1994.

         10.42(6)/         Intercreditor Agreement, dated December 28, 1994.

         10.43(6)/         Deed of Trust and Fixture Filing, dated December 28,
                           1994.

         10.44(6)/         Three-Party Leasehold Agreement, dated September 30,
                           1994.

         10.45(6)/         Warrants to Purchase Shares of Common Stock, dated
                           December 30, 1994.

         10.46(6)/         1994 Registration Rights Agreement.

         10.47(6)/         Investment Agreement between the Company, SmithKline
                           Beecham p.l.c. and SmithKline Beecham Corporation, dated December 28, 1994.

         10.48(7)/         Master Definitions Agreement between the Company and
                           Genentech, Inc.

         10.49(7)/y        Collaboration Agreement between the Company and
                           Genentech, Inc., dated March 16, 1995.

         10.50(7)/y        Expression Technology Agreement between the Company
                           and Genentech, Inc., dated March 16, 1995.

         10.51(7)/         Preferred Stock Purchase Agreement between the
                           Company and Genentech, Inc., dated March 16, 1995.

         10.52(7)/         Option Agreement between the Company and Genentech,
                           Inc., dated March 16, 1995.

         10.53(7)/         Preferred and Common Stock Purchase Agreement between
                           the Company and ML/MS Associates, L.P., dated March
                           16, 1995.

         10.54(9)/*        Amendment Agreement between the Company and
                           SmithKline Beecham p.l.c., dated January 20, 1993.

         10.55(9)/*        Modification of the Amendment Agreement between the
                           Company and SmithKline Beecham p.l.c., dated June 14,
                           1993.

         10.56(8)/         Special Stock Issuance Plan.

         10.57(10)/*       $2,500,000 Promissory Note, dated August 11, 1995.

         10.58(10)/        Warrants to purchase shares of common stock, dated
                           August 9, 1995.

         10.59* Collaborative Development Agreement between the Company and Eisai Co., Ltd. dated December 11, 1995.

         10.60* License Agreement between the Company and Eisai Co., Ltd. dated December 11, 1995.

         10.61* License Agreement between the Company, Genentech, Inc. and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.

         10.62* Development Agreement between the Company, Genentech, Inc. and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.

         10.63* Supply Agreement between the Company and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.

         10.64* Termination Agreement between the Company and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.

         10.65* Amendment to the Development Agreement between the Company, Genentech, Inc. and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.

         10.66 Amendment to Collaboration Agreement between the Company and Genentech, Inc. dated November 30, 1995.

         13.0              1995 Annual Report to Shareholders.

         22.1(1)/          Subsidiary of the Company.

         23.0              Independent Auditors' Report on Schedule and Consent.

         23.1              Financial Statement Schedule.

         ---------------
            * Confidential Treatment requested as to certain portions of this agreement. Such omitted confidential information has been designated by an asterisk and has been filed separately with the Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, pursuant to an application for confidential treatment.

            y Confidential Treatment has been granted with respect to portions of this agreement.

            (1)/ Incorporated by reference to exhibits of the same number filed with the Registrant's Registration Statement on Form S-1, File No. 33-40756.

            (2)/ Incorporated by reference to exhibit of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

            (3)/ Incorporated by reference to exhibits of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

            (4)/ Incorporated by reference to exhibits of the Registrant's Registration Statement on Form S-1, File No. 33-76080.

            (5)/ Incorporated by reference to the Registrant's Registration Statement on Form S-8, File No. 33-93794.

            (6)/ Incorporated by reference to exhibit of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

            (7)/ Incorporated by reference to exhibit of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

            (8)/ Incorporated by reference to the Registrant's Registration Statement on Form S-8, File No. 33-90738.

            (9)/ Incorporated by reference to exhibit of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

            (10)/ Incorporated by reference to exhibit of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

            b. No reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                          IDEC PHARMACEUTICALS CORPORATION

Date:  June 5, 1996       By:       /s/ WILLIAM H. RASTETTER
                                    --------------------------------------------
                                    William H. Rastetter, Ph.D, President, Chief
                                    Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURE                               TITLE                          DATE

      /s/ WILLIAM H. RASTETTER             President, Chief Executive Officer           June 5, 1996
- ------------------------------------       (Principal Executive Officer)
    (William H. Rastetter, Ph.D.)          and Director


      /s/ PHILLIP M. SCHNEIDER             Vice President and Chief Financial           June 5, 1996
- ------------------------------------       Officer (Principal Financial and
       (Phillip M. Schneider)              Accounting Officer)


                                           Chairman of the Board                        June _, 1996
- ------------------------------------
          (Brook H. Byers)


       /s/ CHARLES C. EDWARDS              Director                                     June 5, 1996
- ------------------------------------
        (Charles C. Edwards)

           /s/ JOHN GROOM                  Director                                     June 5, 1996
- ------------------------------------
            (John Groom)

       /s/ KAZUHIRO HASHIMOTO              Director                                     June 6, 1996
- ------------------------------------
        (Kazuhiro Hashimoto)

        /s/ PETER BARTON HUTT              Director                                     June 6, 1996
- ------------------------------------
         (Peter Barton Hutt)

    /s/ FRANKLIN P. JOHNSON, JR.           Director                                     June 5, 1996
- ------------------------------------
     (Franklin P. Johnson, Jr.)

                                           Director                                     June _, 1996
- ------------------------------------
        (John P. McLaughlin)

                                           Director                                     June _, 1996
- ------------------------------------
     (The Honorable Lynn Schenk)