Form 10-Q/A
period 1996-03-31
IDEC PHARMACEUTICALS CORP / CA
filed 1996-06-06
CIK 875045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

\x\ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

\ \ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ----------   --------

                         Commission file number 0-19311

                        IDEC PHARMACEUTICALS CORPORATION
             (Exact name of registrant as specified in its charter)

         CALIFORNIA                                       33-0112644
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                11011 TORREYANA ROAD, SAN DIEGO, CALIFORNIA 92121
              (Address of principal executive offices and zip code)

                                 (619) 550-8500
              (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

         Indicate by check [x] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No

As of April 30, 1996, the Registrant had 15,276,171 shares of its common stock, no par value, issued and outstanding.

ITEM 6:           Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.1(6)/ Amended and Restated Articles of Incorporation, dated June 20, 1994.

         3.2               Bylaws, as amended May 15, 1992.

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

         4.2               Reference is made to Exhibit 3.2.

         4.6(1)/           1992 Amended and Restated Registration Rights
                           Agreement.

         4.7(1)/           Specimen Common Stock Certificate.

         4.8               Reference is made to Exhibit 10.46.

         4.9(7)/           1995 Registration Rights Agreements.

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

         10.31(4)/y        Collaborative Development Agreement between the
                           Company and Mitsubishi Chemical Corporation, dated
                           November 11, 1993.

         10.32(4)/         Employment Agreement between the Company and Dr.
                           Antonio Grillo-Lopez dated September 25, 1992.

         10.33(5)/         1993 Non-Employee Directors Stock Option Plan.

         10.34(6)/y        Collaborative Development Agreement between the
                           Company and Seikagaku Corporation dated December 27,
                           1994.

         10.35(6)/y        License Agreement between the Company and Seikagaku
                           Corporation dated December 27, 1994.

         10.36(6)/y        Loan Agreement between the Company and Silicon Valley
                           Bank and Venture Lending & Leasing, Inc., dated
                           December 28, 1994.

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

         10.45(6)/         Warrants to Purchase Shares of Common Stock, dated
                           December 30, 1994.

         10.46(6)/         1994 Registration Rights Agreement.

         10.47(6)/         Investment Agreement between the Company, SmithKline
                           Beecham p.l.c. and SmithKline Beecham Corporation, dated December 28, 1994.

         10.48(7)/         Master Definitions Agreement between the Company and
                           Genentech, Inc.

         10.49(7)/y        Collaboration Agreement between the Company and
                           Genentech, Inc., dated March 16, 1995

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

         10.59(11)/*       Collaborative Development Agreement between the
                           Company and Eisai Co., Ltd. dated December 11, 1995.

         10.60(11)/*       License Agreement between the Company and Eisai Co.,
                           Ltd. dated December 11, 1995.

         10.61(11)/*       License Agreement between the Company, Genentech,
                           Inc. and Zenyaku Kogyo Co., Ltd. dated November 30,
                           1995.

         10.62(11)/*       Development Agreement between the Company, Genentech,
                           Inc. and Zenyaku Kogyo Co., Ltd. dated November 30,
                           1995.

         10.63(11)/*       Supply Agreement between the Company and Zenyaku
                           Kogyo Co., Ltd. dated November 30, 1995.

         10.64(11)/*       Termination Agreement between the Company and Zenyaku
                           Kogyo Co., Ltd. dated November 30, 1995.

         10.65(11)/*       Amendment to the Development Agreement between the
                           Company, Genentech, Inc. and Zenyaku Kogyo Co., Ltd.
                           dated November 30, 1995.

         10.66(11)/        Amendment to Collaboration Agreement between the
                           Company and Genentech, Inc. dated November 30, 1995.

         10.67* License Agreement between the Company and Chugai Pharmaceutical Co., Ltd. dated March 31, 1996.

         22.1(1)/          Subsidiary of the Company.

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

         (11)/ Incorporated by reference to exhibit of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

         (b) There were no reports on Form 8-K during the quarter ended March 31, 1996.

                        IDEC PHARMACEUTICALS CORPORATION

                                   SIGNATURES

         Pursuant to the Requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        IDEC PHARMACEUTICALS CORPORATION
                                  (Registrant)



Date: June 5, 1996             By:   /s/ WILLIAM H. RASTETTER
                                     -------------------------------------------
                                     William H. Rastetter
                                     President, Chief Executive Officer
                                     and Director
                                    (Principal Executive Officer)


Date: June 5, 1996             By:  /s/ PHILLIP M. SCHNEIDER
                                     -------------------------------------------
                                     Phillip M. Schneider
                                     Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)