Form 10-Q
period 1996-06-30
IDEC PHARMACEUTICALS CORP / CA
filed 1996-08-14
CIK 875045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to
                                                  ----    ----

Commission file number: 0-19311


                        IDEC PHARMACEUTICALS CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


California                                                            33-0112644
- -------------------------------                            ---------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)



                    11011 Torreyana Road, San Diego, CA 92121
                    -----------------------------------------
             (Address of principal executive offices)     (Zip code)

                                 (619) 550-8500
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----


As of July 31, 1996, the Registrant had 17,392,583 shares of its common stock, no par value, issued and outstanding.

                        IDEC PHARMACEUTICALS CORPORATION

                          FORM 10-Q -- QUARTERLY REPORT
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets -- June 30, 1996 and December 31, 1995 ........................    1
           Condensed Consolidated Statements of Operations -- Three months ended June 30, 1996 and 1995
                and six months ended June 30, 1996 and 1995 ....................................................    2
           Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 1996 and 1995 ..........    3
           Notes to Condensed Consolidated Financial Statements ................................................    4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations ...............    5

           Risk Factors ........................................................................................    7

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings ...................................................................................   13

Item 2.    Changes in Securities ...............................................................................   13

Item 3.    Defaults upon Senior Securities .....................................................................   13

Item 4.    Submission of Matters to a Vote of Shareholders .....................................................   13

Item 5.    Other Information ...................................................................................   13

Item 6.    Exhibits and Report on Form 8-K .....................................................................   14

                         PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.


IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                           June 30,        December 31,
                                                             1996              1995
                                                          -----------      ------------
                                                          (unaudited)

ASSETS
Current assets:
   Cash and cash equivalents                               $  68,004        $  18,828
   Securities available-for-sale                              14,859            5,182
   Current portion of note receivable                            720              640
   Contract research revenue receivables                       2,857            1,455
   Inventory                                                     479               --
   Prepaid expenses and other current assets                   2,500            1,333
                                                           ---------        ---------
         Total current assets                                 89,419           27,438

Property and equipment, net                                   17,411           17,955
Restricted marketable security                                    --              750
Note receivable, less current portion                            868            1,249
Deposits and other assets                                        224              234
                                                           ---------        ---------
                                                           $ 107,922        $  47,626
                                                           =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable                        $   3,438        $   3,248
   Trade payable - clinical materials                             --              238
   Accounts payable                                            1,340              970
   Accrued expenses                                            5,333            4,280
                                                           ---------        ---------
         Total current liabilities                            10,111            8,736
Notes payable, less current portion                            5,759            6,598
Other long-term liabilities                                    1,310            1,123

Shareholders' equity (Note 2):
   Convertible preferred stock, no par value                  26,586           14,086
   Common stock, no par value                                141,021           93,554
   Additional paid-in capital                                  3,632            2,379
   Unrealized gains on securities available-for-sale               6               10
   Accumulated deficit                                       (80,503)         (78,860)
                                                           ---------        ---------
         Total shareholders' equity                           90,742           31,169
                                                           ---------        ---------
                                                           $ 107,922        $  47,626
                                                           =========        =========


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

                                             Three months                     Six months
                                            ended June 30,                   ended June 30,
                                        ------------------------        ------------------------
                                          1996            1995            1996            1995
                                        --------        --------        --------        --------

Revenues:
     Sales                              $  1,505        $     --        $  1,505        $     --
     Contract research revenues            3,064           2,202           6,000           5,549
     License fees                          2,500              --           9,500           5,000
                                        --------        --------        --------        --------
                                           7,069           2,202          17,005          10,549

Operating expenses:
     Cost of sales                         1,384              --           1,384              --
     Research and development              7,078           5,395          12,719          10,933
     General and administrative            1,607           1,350           3,461           3,005
     Acquired technology rights               --              --              --          11,437
                                        --------        --------        --------        --------
                                          10,069           6,745          17,564          25,375
                                        --------        --------        --------        --------
Loss from operations                      (3,000)         (4,543)           (559)        (14,826)

Interest expense, net                       (490)            (64)         (1,084)           (205)
                                        --------        --------        --------        --------

Net loss                                $ (3,490)       $ (4,607)       $ (1,643)       $(15,031)
                                        ========        ========        ========        ========

Net loss per common share               $  (0.22)       $  (0.31)       $  (0.11)       $  (1.04)
                                        ========        ========        ========        ========

Shares used in computing net loss
  per common share                        15,687          14,834          15,419          14,388
                                        ========        ========        ========        ========


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                                            Six months ended
                                                                                June 30,
                                                                        ------------------------

                                                                          1996            1995
                                                                        --------        --------

Cash flows from operating activities:
           Net cash used in operating activities                        $   (320)       $ (2,740)
                                                                        --------        --------

Cash flows from investing activities:
     Purchase of property and equipment                                     (779)           (388)
     Purchase of securities available-for-sale                           (13,747)         (2,988)
     Sales and maturities of securities available-for-sale                 4,816           1,492
                                                                        --------        --------
           Net cash used in investing activities                          (9,710)         (1,884)
                                                                        --------        --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                               47,318              71
     Proceeds from issuance of preferred stock                            12,500           4,652
     Proceeds from notes payable                                           1,109              --
     Payments on notes payable                                            (1,721)         (2,513)
                                                                        --------        --------
           Net cash provided by financing activities                      59,206           2,210
                                                                        --------        --------

Net increase (decrease) in cash and cash equivalents                      49,176          (2,414)
Cash and cash equivalents, beginning of period                            18,828          13,691
                                                                        --------        --------
Cash and cash equivalents, end of period                                $ 68,004        $ 11,277
                                                                        ========        ========


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The information at June 30, 1996, and for the three and six month periods ended June 30, 1996 and 1995, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with IDEC Pharmaceuticals Corporation's Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which was filed with the United States Securities and Exchange Commission on April 1, 1996.

Inventory
Inventory is stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventory consists of raw materials at June 30, 1996.

New Accounting Standards
Effective January 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123, allows companies to expand the use of fair value accounting for stock compensation plans or requires companies that elect to retain the current approach for recognizing stock-based compensation expense to make annual pro forma disclosures of the Company's operating results as if they had adopted the fair value method. Management of the Company has retained the current approach for recognizing stock-based compensation which did not have a financial effect on the Company's consolidated financial statements and will report the annual pro forma disclosures in the notes to the fiscal 1996 consolidated financial statements.

Effective January 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"). Statement 121 requires impairment of losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of Statement 121 did not have a material effect on the Company's consolidated financial statements for the three and six months ended June 30, 1996.

NOTE 2.  SHAREHOLDERS' EQUITY

Common Stock
In June 1996, the Company completed a pubic offering of 2,070,000 shares of its common stock resulting in net proceeds of approximately $46,300,000.

Convertible Preferred Stock
The Company issued 23,000 shares of its Series A-3 Nonvoting Convertible Preferred Stock ("Series A-3 Preferred Stock") in March 1996, and 100,000 shares of its Series A-6 Nonvoting Convertible Preferred Stock ("Series A-6 Preferred Stock") in May 1996, to Genentech, Inc. pursuant to the terms of a preferred stock purchase agreement. The preferred stock purchase agreement was entered into concurrently with a collaboration agreement in March 1995. The Series A-3 Preferred Stock and Series A-6 Preferred Stock are recorded on the balance sheet at their liquidation preference per share of $217 and $75, respectively. Each share of Series A-3 Preferred Stock is convertible at any time into ten shares of common stock. Each share of Series A-6 Preferred Stock is convertible into the number of shares of common stock equal to 75 divided by the average closing price of the Company's common stock as reported by the Nasdaq National Market for the 20 trading days following the earlier of (i) the FDA approval date for IDEC-C2B8 or (ii) September 16, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

Since its inception, IDEC Pharmaceuticals Corporation (the "Company") has been primarily engaged in the research and development of therapeutic products for the long-term management of immune system cancers and autoimmune and inflammatory diseases. To date, the Company has not received any revenues from the commercial sale of its therapeutic products. The Company has funded it operations primarily through the sale of equity securities as well as through contract research and license fee revenues received in connection with collaborative arrangements entered into with the Company's strategic partners. For the six months ended June 30, 1996 and the year ended December 31, 1995, the Company recognized contract research and license fee revenues of $15.5 million and $23.6 million, respectively.

The Company has incurred increasing annual operating expenses and, as the Company moves closer to product commercialization, it expects such trends to continue. The Company has incurred annual operating losses since its inception in 1985, and anticipates that such operating losses will continue for at least the next two years. As of June 30, 1996, the Company had an accumulated deficit of $80.5 million.

RESULTS OF OPERATIONS

Contract research revenues for the three and six months ended June 30, 1996 totaled $3.1 million and $6.0 million, respectively, compared to $2.2 million and $5.5 million for the comparable periods in 1995. The increase in contract research revenues is due primarily to revenue from a new collaboration entered into with Eisai Co., Ltd. in December 1995, partially offset by decreased revenues from SmithKline Beecham, p.l.c. ("SmithKline Beecham") as a result of the transfer of clinical development of IDEC-CE9.1 to SmithKline Beecham in late 1995.

License fees for the three and six months ended June 30, 1996 totaled $2.5 million and $9.5 million, respectively, compared to $5.0 million for the six months ended June 30, 1995. License fees for the three months ended June 30, 1996, resulted from the achievement of a $2.5 million patent milestone under the Company's collaboration with Genentech, Inc. ("Genentech"). In addition to the aforementioned patent milestone achievement, license fees for the six months ended June 30, 1996 also included $4.5 million received for the license to Chugai Pharmaceutical Co., Ltd. of the Company' s proprietary gene expression technology for the manufacture of recombinant proteins, $1.5 million from Genentech for the expansion of its collaboration with the Company to include two radioconjugates, IDEC-Y2B8 and IDEC-In2B8 for the treatment and imaging, respectively, of B-cell lymphomas and $1.0 million from Seikagaku Corporation ("Seikagaku") for the achievement of a product development milestone event. License fees for the six-months ended June 30, 1995 consisted of one-time licensing fees from corporate partnerships with Genentech and Seikagaku established in that period.

Sales and costs of sales for the three and six months ended June 30, 1996 was a result of the Company completing a contract manufacturing arrangement.

Research and development expenses totaled $7.1 million and $12.7 million for the three and six months ended June 30, 1996, compared to $5.4 million and $10.9 million for the comparable periods in 1995. Research and development expenses for the three and six months ended June 30, 1996 increased primarily due to a $1.3 million expense for access to certain patent rights related to IDEC-C2B8, increased personnel costs related to the ongoing Phase III trial and the preparation for building of commercial inventory of the Company's lead product candidate, IDEC-C2B8. The Company expects to incur additional research and development expenses in the future due to additional personnel to handle manufacturing operations, expanded clinical trials, costs associated with obtaining regulatory approval for the Company's products, increased costs to support expanding research and development programs, and costs associated with additional leased office and warehouse facilities.

General and administrative expenses totaled $1.6 million and $3.5 million for the three and six months ended June 30, 1996, compared to $1.4 million and $3.0 million for the comparable periods in 1995. General and administrative expenses increased due to higher personnel costs to support expanded manufacturing operations and the ongoing Phase III trial of IDEC-C2B8. General and administrative costs necessary to support expanded manufacturing operations, expanded clinical trials, research and development and the creation of a marketing and sales organization are expected to continue to increase in the foreseeable future.

Beginning in 1988, the Company obtained funds from ML/MS Associates, L.P. ("ML/MS") for the development of the Company's lymphoma products. In connection with such funding, ML/MS obtained rights in such products. In March 1995, the Company repurchased such rights by the issuance of 1.0 million shares of its common stock and 69,375 shares of 10% Series B Nonvoting Cumulative Convertible Preferred Stock to ML/MS. In March 1995, the Company recorded a noncash charge of $11.4 million, representing the purchase of the acquired technology rights.

Net interest expense totaled $0.5 million and $1.1 million for the three and six months ended June 30, 1996 compared to $0.1 million and $0.2 million during the comparable periods in 1995. Net interest expense increased during the three and six months ended June 30, 1996 due to an accounting requirement under which the Company records a noncash charge to interest expense for the excess of the fair market value over the exercise price of certain common stock warrants issued in connection with a debt financing.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and capital expenditures since inception principally through the sale of equity securities, license fees, contract research revenues, lease financing transactions and interest income. The Company expects to finance its current and planned operating requirements principally through cash on hand and with funds from existing collaborative agreements and contracts which the Company believes will be sufficient to meet its near-term operating requirements. Existing agreements and contracts, however, could be canceled by the contracting parties. In addition, the Company intends to pursue additional capital through a combination of new collaborative agreements, strategic alliances, equity and debt financings. However, no assurance can be provided that additional capital will be obtained through these sources. Should the Company not enter into any such arrangements, the Company anticipates its cash, cash equivalents and securities available-for-sale, together with the existing agreements and contracts, will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures through early commercialization. If adequate funds are not available from additional sources of financing, the Company's business could be adversely affected.

The Company's working capital and capital requirements will depend upon numerous factors, including the progress of the Company's preclinical and clinical testing; manufacturing; research and development programs; timing and cost of obtaining regulatory approvals; levels of resources that the Company devotes to the development of manufacturing and marketing capabilities; technological advances; status of competitors; and the ability of the Company to establish collaborative arrangements with other organizations.

Until required for operations, the Company's policy under established guidelines is to keep its cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, United States government instruments and other readily marketable debt instruments, all of which are investment-grade quality.

At June 30, 1996, the Company had $82.9 million in cash, cash equivalents and securities available-for-sale compared to cash, cash equivalents and securities available-for-sale of $24.7 million at December 31, 1995. Sources of cash, cash equivalents and securities available-for-sale at June 30, 1996 include $12.5 million from the issuance of convertible preferred stock, $47.3 million from the issuance of common stock (including approximately $1.0 million from the exercise of stock options and from common stock issued under an employee stock purchase plan) and $1.1 million from funding under an existing lease line. Uses of cash, cash equivalents and securities available-for-sale during the six months ended June 30, 1996 include $0.3 million used in operations, $0.8 million used to purchase capital equipment and $1.7 million used to pay notes payable.

In June 1996, the Company completed a public offering of 2,070,000 shares of its common stock resulting in net proceeds of approximately $46.3 million. In May 1996, the Company issued 100,000 shares of its Series A-6 Convertible Preferred Stock and in March 1996, the Company issued 23,000 shares of its Series A-3 Convertible Preferred Stock pursuant to terms of a preferred stock purchase agreement with Genentech resulting in proceeds of $12.5 million.

This quarterly report contains predictions, estimates and other forward-looking statements that involve a number of risk and uncertainties. While this outlook represents management's current judgment on the future direction of the business, such risk and uncertainties could cause actual results to differ materially from any future performance suggested above. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.

                                  RISK FACTORS

         Uncertainties Associated with Clinical Trials

The Company has conducted and plans to continue to undertake extensive and costly clinical testing to assess the safety and efficacy of its potential products. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the nature of the Company's clinical trial protocols, existence of competing protocols, size of the patient population, proximity of patients to clinical sites and eligibility criteria for the study. Delays in patient enrollment will result in increased costs and delays, which could have a material adverse effect on the Company. The Company cannot assure that patients enrolled in the Company's clinical trials will respond to the Company's product candidates. Setbacks are to be expected in conducting human clinical trials. Failure to comply with the United States Food and Drug Administration ("FDA") regulations applicable to such testing can result in delay, suspension or cancellation of such testing, and/or refusal by the FDA to accept the results of such testing. In addition, the FDA may suspend clinical trials at any time if it concludes that the subjects or patients participating in such trials are being exposed to unacceptable health risks. Further, there can be no assurance that human clinical testing will show any current or future product candidate to be safe and effective or that data derived therefrom will be suitable for submission to the FDA or will support the Company's submission of a Product License Application ("PLA") and Establishment License Application ("ELA") or a Biologics License Application ("BLA").

         Reliance on Third Party Development and Marketing Efforts

The Company has adopted a research, development and product commercialization strategy that is dependent upon various arrangements with strategic partners and others. The success of the Company's products is substantially dependent upon the success of these outside parties in performing their obligations, which include, but are not limited to, providing funding and performing research and development with respect to the Company's products. The Company's strategic partners may also develop products that may compete with the Company. Although IDEC Pharmaceuticals believes that its partners have an economic incentive to succeed in performing their contractual obligations, the amount and timing of resources that they devote to these activities is not within the control of the Company. There can be no assurance that these parties will perform their obligations as expected or that any revenue will be derived from such arrangements. The Company has entered into collaborative agreements with Genentech, Inc. ("Genentech"), Zenyaku Kogyo, Ltd. ("Zenyaku"), SmithKline Beecham, p.l.c. ("SmithKline Beecham"), Mitsubishi Chemical Corporation ("Mitsubishi"), Seikagaku Corporation ("Seikagaku") and Eisai Co., Ltd. ("Eisai"). These agreements generally may be terminated at any time by the strategic partner, typically on short notice to the Company. If one or more of these partners elect to terminate their relationship with the Company, or if the Company or its partners fail to achieve certain milestones, it could have a material adverse effect on the Company's ability to fund the related programs and to develop any products that may have resulted from such collaborations. There can be no assurance that these collaborations will be successful. In addition, some of the Company's current partners have certain rights to control the planning and execution of product development and clinical programs, and there can be no assurance that such partners' rights to control aspects of such programs will not impede the Company's ability to conduct such programs in accordance with the schedules currently contemplated by the Company for such programs and will not otherwise impact the Company's strategy.

         Lengthy Regulatory Process; No Assurance of Regulatory Approvals

The clinical testing, manufacturing, labeling, advertising, promotion, export, and marketing, among other things, of the Company's products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, the Company believes that its products will be regulated by the FDA as biologics. Manufacturers of biologics may also be subject to state regulations.

The steps required before a biologic may be approved for marketing in the United States generally include (i) preclinical laboratory tests and animal tests, (ii) the submission to the FDA of an Investigational New Drug application ("IND") for human clinical testing, which must become effective before human clinical trials may commence, (iii) adequate well controlled human clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a PLA and

ELA or a BLA, (v) FDA review of the PLA/ELA or BLA, and (vi) satisfactory completion of a FDA inspection of the manufacturing facility or facilities at which the product is made to assess compliance with Good Manufacturing Practices ("GMP"). The testing and approval process requires substantial time, effort and financial resources and there can be no assurance that any approval will be granted on a timely basis, if at all. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's product candidates. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of the preclinical studies and clinical studies, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of a PLA/ELA or BLA requesting approval to market the product. Before approving a PLA/ELA or BLA, the FDA will inspect the facilities at which the product is manufactured, and will not approve the product unless GMP compliance is satisfactory. The FDA may deny a PLA/ELA or BLA if applicable regulatory criteria are not satisfied, may require additional testing or information, and/or may require postmarketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurance that FDA approval of any PLA/ELA or BLA submitted by the Company will be granted on a timely basis or at all. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed.

Both before and after approval is obtained, violations of regulatory requirements, including the preclinical and clinical testing process, the PLA/ELA or BLA review process, or thereafter (including after approval) may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or license holder. For example, license holders are required to report certain adverse reactions to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to GMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with GMP. Accordingly, manufacturers must continue to expend time, monies and effort in the area of production and quality control to maintain GMP compliance. In addition, discovery of problems may result in restrictions on a product, manufacturer or holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

The Company will also be subject to a variety of foreign regulations governing clinical trials and sales of its products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. At least initially, the Company intends, to the extent possible, to rely on foreign licensees to obtain regulatory approval for marketing its products in foreign countries.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a PLA/ELA or BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has an orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years.

In 1994, the Company obtained orphan drug designation for IDEC-C2B8, IDEC-Y2B8 and IDEC-In2B8 from the FDA to treat low-grade B-cell lymphoma. There can be no assurance that any of these compounds will receive orphan exclusivity for the low-grade B-cell lymphoma indication, and it is possible that competitors of the Company could obtain approval, and attendant orphan drug exclusivity, for these same compounds for the low-grade B-cell lymphoma indication, thus precluding the Company from marketing its products for the same indication in the United States. In addition, even if the Company does obtain orphan exclusivity for any of its compounds for low-grade B-cell lymphoma, there can be no assurance that competitors will not receive approval of other, different drugs or biologics for low-grade B-cell lymphoma. Although obtaining FDA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug designation will remain in effect in the future.

         Additional Financing Requirements and Uncertain Access to Capital
         Markets

The Company has expended and will continue to expend substantial funds to complete the research, development, manufacturing and marketing of its products. The Company intends to seek additional funding for these purposes through a combination of new collaborative arrangements, strategic alliances, additional equity or debt financings or from other sources. There can be no assurance that such additional funds will be available on acceptable terms, if at all. Even if available, the cost of funds may result in substantial dilution to current shareholders. If adequate funds are not available from operations or additional sources of financing, the Company's business could be adversely affected.

         Limited Manufacturing Experience

The Company has not yet commercialized any therapeutic products. To conduct clinical trials on a timely basis, to obtain regulatory approval and to be commercially successful, the Company must manufacture its products either directly or through third parties in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Although the Company has produced its products in the laboratory, scaled its production process to pilot levels and has the ability to manufacture commercial quantities of certain of its products, the Company has not yet produced commercial quantities nor received regulatory approval for such production. The Company anticipates that production of its products in commercial quantities will create technical as well as financial challenges for the Company. The Company has limited experience in manufacturing, and no assurance can be given as to the ultimate performance of the Company's manufacturing facility in San Diego, its suitability for approval for commercial production or the Company's ability to make a successful transition to commercial production.

During 1996, the Company will manufacture IDEC-C2B8, IDEC-Y2B8 and IDEC-In2B8 and other product candidates for clinical trials at its manufacturing facility in San Diego, California. The Company anticipates that its facility in San Diego should provide sufficient production capacity to meet clinical and early commercial requirements of IDEC-C2B8 product. However, there can be no assurance that the Company will be able to produce adequate quantities of its products to meet clinical and early commercial requirements in a cost-effective manner or that the Company's current manufacturing facility will be approved by the FDA.

The Company is dependent upon Genentech to fulfill long-term manufacturing demands for its IDEC-C2B8 product and SmithKline Beecham to fulfill all of the manufacturing requirements for IDEC-CE9.1. Genentech is currently constructing a larger manufacturing plant to satisfy such long-term demands. The Company is considering the addition of another manufacturing facility to meet its long-term requirements for additional products under development. Failure by the Company or its strategic partners to establish additional manufacturing capacity on a timely basis would have a material adverse effect on the Company.

         Patents and Proprietary Rights

The Company's success will depend, in large part, on its ability to maintain a proprietary position in its products through patents, trade secret and orphan drug designation. IDEC Pharmaceuticals holds one issued and one allowed United States patent, 18 United States patent applications and numerous corresponding foreign patent applications, and has licenses to patents or patent applications of other entities. No assurance can be given, however, that the patent applications of the Company or the Company's licensors will be issued or that any issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. Moreover, there can be no assurance that any patents issued to the Company or the Company's licensors will not be infringed by others or will be enforceable against others. In addition, there can be no assurance that the patents, if issued, would not be held invalid or unenforceable by a court of competent jurisdiction. Enforcement of the Company's patents may require substantial financial and human resources. Moreover, the Company may have to participate in interference proceedings if declared by the United States Patent and Trademark Office to determine priority of inventions, which typically take several years to resolve and could result in substantial cost to the Company.

A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Particularly in the monoclonal antibody field, competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or similar to those of the Company. To date, no consistent policy has emerged regarding the breadth of claims allowed in biopharmaceutical patents. There can be no assurance that patents do not exist in the United States or in foreign countries or that patents will not be issued that would have an adverse effect on the Company's ability to market its products. Accordingly, the Company expects that commercializing monoclonal antibody-based products may require licensing and/or cross-licensing of patents with other companies in this field. There can be no assurance that the licenses, which might be required for the Company's processes or products, would be available, if at all, on commercially acceptable terms. The ability to license any such patents and the likelihood of successfully contesting the scope or validity of such patents are uncertain and the costs associated therewith may be significant. If the Company is required to acquire rights to valid and enforceable patents but cannot do so at a reasonable cost, the Company's ability to manufacture or market its products would be materially adversely affected.

Specifically, the Company is aware of several patents and patent applications which may affect the Company's ability to make, use and sell its products, including United States patent applications and foreign counterparts filed by Bristol-Myers that disclose antibodies to a B7 antigen, a recently issued United States patent assigned to Columbia University which the Company believes has been exclusively licensed to Biogen, Inc. ("Biogen") that discloses monoclonal antibodies to the 5C8 antigen found on T cells, a European patent issued in January 1996 to Protein Design Labs, Inc. ("Protein Design Labs") that discloses methods of making amino acid substitutions in antibody structures and a number of issued patents that relate to various aspects of radioimmunotherapy and methods of treating patients with anti-CD4 antibodies.

The owners, or licensees of the owners, of these patents may assert that one or more of the Company's products infringe one or more claims of such patents. If legal action is commenced against the Company to enforce any of these patents and the plaintiff in such action prevails, the Company could be prevented from practicing the subject matter claimed in such patents. In such event or under other appropriate circumstances, the Company may attempt to obtain licenses to such patents. However, no assurance can be given that any owner would license the patents to the Company at all or on terms that would permit commercialization of the Company's products. An inability to commercialize such products could have a material adverse effect impact on the Company's operations and ability to pursue its long-term objectives.

Furthermore, the patent position worldwide of biotechnology companies in relation to proprietary products is highly uncertain and involves complex legal and factual questions. There is a substantial backlog of biotechnology patents at the United States Patent and Trademark Office. The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its employees and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors.

         Dependence on Key Personnel

 The Company's success depends in part upon the continued contributions of its senior management and key scientific and technical personnel. The Company's success is also dependent upon its ability to attract and retain additional qualified scientific, technical, manufacturing and managerial personnel and to develop and maintain relationships with qualified clinical researchers. Significant competition exists among pharmaceutical and biotechnology companies for such personnel, and there can be no assurance that the Company will retain such personnel or that it will be able to attract, assimilate and retain such personnel as may be required in the future or to develop and maintain relationships with such researchers. The Company does not maintain or intend to purchase "key person" life insurance on any of its personnel.

         Rapid Technological Change and Substantial Competition

The pharmaceutical industry is subject to rapid and substantial technological change. Technological competition in the industry from pharmaceutical and biotechnology companies, universities, governmental entities and others diversifying into the field is intense and is expected to increase. Most of these entities have significantly greater research and development capabilities than the Company, as well as substantially more marketing, financial and managerial resources, and represent significant competition for the Company. Acquisitions of or investments in competing biotechnology companies by large pharmaceutical companies could increase such competitors' financial, marketing and other resources. There can be no assurance that developments by others will not render the

Company's products or technologies noncompetitive or that the Company will be able to keep pace with technological developments. Competitors have developed or are in the process of developing technologies that are or, in the future, may be the basis for competitive products. Some of these products may have an entirely different approach or means of accomplishing similar therapeutic effects to those products being developed by the Company. These competing products may be more effective and less costly than the products developed by the Company. In addition, conventional drug therapy, surgery and other more familiar treatments and modalities will offer competition to the Company's products.

         Limited Sales and Marketing Capability

Commercialization of the Company's therapeutic products is expensive and time-consuming. The Company has adopted a strategy of pursuing collaborative agreements with strategic partners that provide for co-promotion of certain of the Company's therapeutic products. In the event that the Company elects to participate in co-promotion efforts in the United States or Canada, and in those instances where the Company has retained exclusive marketing rights in specified territories, the Company will need to build a sales and marketing capability in the targeted markets. The Company currently has a limited marketing staff and no sales personnel. There can be no assurance that the Company will be able to establish a successful direct sales and marketing capability in any or all targeted markets or that it will be successful in gaining market acceptance for its products. To the extent that the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties and there can be no assurance that such efforts will be successful. Outside of the United States and Canada, the Company has adopted a strategy to pursue collaborative arrangements with established pharmaceutical companies for marketing, distribution and sale of its products. There can be no assurance that any of these companies or their sublicensees will successfully market, distribute or sell the Company's products or that the Company will be able to establish and maintain successful co-promotion or distribution arrangements. Failure to establish a sales capability in the United States or outside the United States may have a material adverse effect on the Company.

         History of Operating Losses; Accumulated Deficit

The Company has incurred annual operating losses since its inception in 1985. As of June 30, 1996, the Company's accumulated deficit was approximately $80.5 million. The Company anticipates that it will continue to incur operating losses over at least the next two years. Such losses have been and will be principally the result of the various costs associated with the Company's research and development, clinical and manufacturing activities. The Company has not generated operating profits from the sale of its therapeutic products. All revenues to date have resulted from research, development and licensing collaborative arrangements, contract manufacturing arrangements, research grants and interest income. The Company has no products approved by the FDA or any foreign authority and does not expect to achieve profitable operations on an annual basis unless product candidates now under development receive FDA or foreign regulatory approval and are thereafter commercialized successfully.

         Possible Volatility of Stock Price

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of the Company's common stock, like the stock prices of many publicly traded biotechnology companies, has been highly volatile. Announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of biotechnology products and economic and other external factors, as well as period-to-period fluctuations in financial results may have a significant impact on the market price of the Company's common stock. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

         Uncertainty Regarding Health Care Reimbursement and Reform

The future revenues and profitability of biopharmaceutical companies as well as the availability of capital may be affected by the continuing efforts of government and third party payors to contain or reduce costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government controls. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on the Company's business, financial condition or prospects.

The Company's ability to commercialize its therapeutic products successfully will depend in part on the extent which appropriate reimbursement levels for the cost of such products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs may all result in lower prices for the Company's products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially adversely affect the Company's ability to operate profitably.

         Product Liability Exposure

Clinical trials, manufacturing, marketing and sale of any of the Company's or its strategic partners' pharmaceutical products licensed by the Company may expose the Company to product liability claims. The Company currently carries limited product liability insurance. There can be no assurance that the Company or its strategic partners will be able to continue to maintain or obtain additional insurance or, if available, that sufficient coverage can be acquired at a reasonable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products developed by the Company or its strategic partners. A product liability claim or recall would have a material adverse effect on the business and financial condition of the Company.

         Environmental Concerns

The Company's research and development involves the controlled use of hazardous materials, chemicals and radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. In addition, disposal of radioactive materials used by the Company in its research efforts may only be made at approved facilities. Approval of a site in California has been delayed indefinitely. The Company currently stores such radioactive materials on site. The Company may incur substantial cost to comply with environmental regulations.

                          PART II -- OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.  None

ITEM 2.  CHANGES IN SECURITIES.  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

         On May 22, 1996, the Company held its Annual Meeting of Shareholders at which the shareholders approved:

         (1) The election of William H. Rastetter, Ph.D., Charles C. Edwards, M.D., John Groom, Kazuhiro Hashimoto, Peter Barton Hutt, Franklin
              P. Johnson, Jr., John P. McLaughlin, and Lynn Schenk, to the Board of Directors and to serve until the next annual meeting, or until their successors shall have been duly elected or appointed.

         (2) The amendment and restatement of the Articles of Incorporation of IDEC Pharmaceuticals Corporation, to increase the total number of shares of common stock authorized for issuance thereunder by 25,000,000 shares to a total of 50,000,000 shares.

         (3) The amendment of the 1988 Stock Option Plan (the "Option Plan") of IDEC Pharmaceuticals Corporation to increase the total number of common shares authorized for issuance thereunder from 3,480,000 shares to a total of 4,680,000 shares.

         (4) The selection of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ending December 31, 1996.

         The following directors received the number of votes set opposite their respective names:

                                         For Election             Withheld
                                         ------------            ---------
         William H. Rastetter, Ph.D.       13,712,938              132,380
         Charles C. Edwards, M.D.          13,710,898              134,420
         John Groom                        13,710,938              134,380
         Kazuhiro Hashimoto                11,855,511            1,989,807
         Peter Barton Hutt                 13,711,138              134,180
         Franklin P. Johnson, Jr.          11,853,898            1,991,807
         John P. McLaughlin                13,712,838              132,480
         Lynn Schenk                       13,709,294              136,024

         The proposal to amend and restate the articles of incorporation received 13,667,610 affirmative votes (for the amendment and restatement), 152,725 negative votes (against the amendment and restatement) and 24,983 votes abstained. This proposal did not receive any broker non-votes.

         The proposal to amend the Option Plan received 8,474,512 affirmative votes (for the amendment), 2,757,878 negative votes (against the amendment), 2,589,378 broker non-votes and 23,540 votes abstained.

         The proposal to select KPMG Peat Marwick LLP as the Company's independent public accountants received 13,776,818 affirmative votes (for the selection), 24,245 negative votes (against the selection), and 44,255 votes abstained. This proposal did not receive any broker non-votes.

ITEM 5.  OTHER INFORMATION.  None

ITEM 6.  EXHIBITS AND REPORT ON FORM 8-K.

   (a)   Exhibits.

         The following exhibits are referenced.

         Exhibit
         Number      Description
         -------     -----------

          3.1(1)     Second Amended and Restated Articles of Incorporation
         10.1(2)     1988 Stock Option Plan, as Amended and Restated through
                     January 24, 1996.
         10.2(2)     Form of Notice of Grant.
         10.3(2)     Form of Option Agreement.
         10.4(1)     Letter Agreement between the Company and Genentech, Inc.,
                     dated May 21, 1996.

         ----------------------------------------
         (1) Incorporated by reference with the Registrant's Form 8-K filed with the United States Securities and Exchange Commission on June 6, 1996. File No. 000-19311.

         (2) Incorporated by reference to the Registrant's Registration Statement on Form S-8, File No. 333-06543.


   b)    Report on Form 8-K.

         On June 6, 1996, the Company filed a report on Form 8-K reporting a Letter Agreement with Genentech, Inc. and the filing of the Company's Second Amended and Restated Articles of Incorporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            IDEC PHARMACEUTICALS CORPORATION


Date: August 12, 1996                    By:  /s/ William H. Rastetter
      ---------------------------           ---------------------------------
                                            William H. Rastetter
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)


Date: August 12, 1996                    By:  /s/ Phillip M. Schneider
      ----------------------------          ---------------------------------
                                            Phillip M. Schneider
                                            Vice President and
                                            Chief Financial Officer