Form 10-Q
period 1996-09-30
IDEC PHARMACEUTICALS CORP / CA
filed 1996-11-13
CIK 875045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

Commission file number: 0-19311


                        IDEC PHARMACEUTICALS CORPORATION
             (Exact name of registrant as specified in its charter)


California                                                          33-0112644
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


                11011 Torreyana Road, San Diego, CA                 92121
              (Address of principal executive offices)           (Zip code)

                                 (619) 550-8500
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


As of October 31, 1996, the Registrant had 18,016,354 shares of its common stock, no par value issued and outstanding.

                        IDEC PHARMACEUTICALS CORPORATION

                          FORM 10-Q -- QUARTERLY REPORT
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets -- September 30, 1996 and December 31, 1995 ..........     1
        Condensed Consolidated Statements of Operations -- Three months ended September 30, 1996 and
           1995 and nine months ended September 30, 1996 and 1995 ..................................     2
        Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 1996 and
           1995 ....................................................................................     3
        Notes to Condensed Consolidated Financial Statements .......................................     4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ......     5

PART II. OTHER INFORMATION

Item 1. Legal Proceedings ..........................................................................    12

Item 2. Changes in Securities ......................................................................    12

Item 3. Defaults upon Senior Securities ............................................................    12

Item 4. Submission of Matters to a Vote of Shareholders ............................................    12

Item 5. Other Information ..........................................................................    12

Item 6. Exhibits and Reports on Form 8-K ...........................................................    12

                         PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.


IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                        September 30,    December 31,
                                                            1996             1995
                                                          ---------        --------
                                                         (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                               $  53,105        $ 18,828
  Securities available-for-sale                              22,971           5,182
  Current portion of note receivable                            761             640
  Contract research revenue receivables                       2,850           1,455
  Inventories                                                 1,729              --
  Prepaid expenses and other current assets                   2,944           1,333
                                                          ---------        --------
      Total current assets                                   84,360          27,438

Property and equipment, net                                  17,921          17,955
Restricted marketable security                                   --             750
Note receivable, less current portion                           672           1,249
Deposits and other assets                                       341             234
                                                          ---------        --------
                                                          $ 103,294        $ 47,626
                                                          =========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable                        $   3,656        $  3,248
  Trade payable - clinical materials                             --             238
  Accounts payable                                            1,291             970
  Accrued expenses                                            4,105           4,280
                                                          ---------        --------
      Total current liabilities                               9,052           8,736
Notes payable, less current portion                           5,386           6,598
Other long-term liabilities                                   2,402           1,123

Shareholders' equity (Note 2):
  Convertible preferred stock, no par value                  26,586          14,086
  Common stock, no par value                                142,426          93,554
  Additional paid-in capital                                  2,449           2,379
  Unrealized gains on securities available-for-sale              --              10
  Accumulated deficit                                       (85,007)        (78,860)
                                                          ---------        --------
      Total shareholders' equity                             86,454          31,169
                                                          ---------        --------
                                                          $ 103,294        $ 47,626
                                                          =========        ========

See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)


                                               Three months                    Nine months
                                           ended September 30,             ended September 30,
                                        ------------------------        ------------------------
                                          1996            1995            1996            1995
                                        --------        --------        --------        --------
Revenues:
   Sales                                $     --        $     --        $  1,505        $     --
   Contract research revenues              2,902           1,375           8,902           6,924
   License fees                               --           1,000           9,500           6,000
                                        --------        --------        --------        --------
                                           2,902           2,375          19,907          12,924
Operating expenses:
   Cost of sales                              --              --           1,384              --
   Research and development                6,292           5,347          19,011          16,280
   General and administrative              1,844           1,672           5,305           4,677
   Acquired technology rights                 --              --              --          11,437
                                        --------        --------        --------        --------
                                           8,136           7,019          25,700          32,394
                                        --------        --------        --------        --------
Loss from operations                      (5,234)         (4,644)         (5,793)        (19,470)

Interest income (expense), net               730            (279)           (354)           (484)
                                        --------        --------        --------        --------
Net loss                                $ (4,504)       $ (4,923)       $ (6,147)       $(19,954)
                                        ========        ========        ========        ========
Net loss per common share               $  (0.26)       $  (0.32)       $  (0.38)       $  (1.37)
                                        ========        ========        ========        ========
Shares used in computing net loss
  per common share                        17,528          14,869          16,127          14,550
                                        ========        ========        ========        ========

See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                                  Nine months ended
                                                                     September 30,
                                                               ------------------------
                                                                 1996            1995
                                                               --------        --------
Cash flows from operating activities:
        Net cash used in operating activities                  $ (5,926)       $ (7,967)
                                                               --------        --------
Cash flows from investing activities:
   Purchase of property and equipment                            (1,993)           (848)
   Purchase of securities available-for-sale                    (31,324)         (6,888)
   Sales and maturities of securities available-for-sale         14,274           2,492
                                                               --------        --------
        Net cash used in investing activities                   (19,043)         (5,244)
                                                               --------        --------
Cash flows from financing activities:
   Proceeds from notes payable                                    1,790           2,785
   Payments on notes payable                                     (2,557)         (3,321)
   Net proceeds from issuance of common stock                    47,513             210
   Proceeds from issuance of preferred stock                     12,500           7,149
                                                               --------        --------
        Net cash provided by financing activities                59,246           6,823
                                                               --------        --------
Net increase (decrease) in cash and cash equivalents             34,277          (6,388)
Cash and cash equivalents, beginning of period                   18,828          13,691
                                                               --------        --------
Cash and cash equivalents, end of period                       $ 53,105        $  7,303
                                                               ========        ========

See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The information at September 30, 1996, and for the three and nine months ended September 30, 1996 and 1995, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with IDEC Pharmaceuticals Corporation's Annual Report on Form 10-K for the year ended December 31, 1995, which was filed with the United States Securities and Exchange Commission on April 1, 1996.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method.

New Accounting Standards
Effective January 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"). Statement 123 allows companies to expand the use of fair value accounting for stock compensation plans or requires companies that elect to retain the current approach for recognizing stock-based compensation expense to make annual pro forma disclosures of the Company's operating results as if they had adopted the fair value method. Management of the Company has retained the current approach for recognizing stock-based compensation which did not have a financial effect on the Company's consolidated financial statements and will report the annual pro forma disclosures in the notes to the fiscal 1996 consolidated financial statements.

Effective January 1, 1996, the Company adopted Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement 121"). Statement 121 requires impairment of losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of Statement 121 did not have a material effect on the Company's consolidated financial statements for the three and nine months ended September 30, 1996.

NOTE 2. SHAREHOLDERS' EQUITY

Common Stock
In June 1996, the Company completed a public offering of 2,070,000 shares of its common stock resulting in net proceeds of approximately $46,300,000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Since its inception, IDEC Pharmaceuticals Corporation (the "Company") has been primarily engaged in the research and development of products for the long-term management of immune system cancers and autoimmune and inflammatory diseases. To date, the Company has not received any revenues from the commercial sale of its products. The Company has funded its operations primarily through the sale of equity securities as well as through contract research and license fee revenues received in connection with collaborative arrangements entered into with the Company's strategic partners. For the nine months ended September 30, 1996 and the year ended December 31, 1995, the Company recognized contract research and license fee revenues of $18.4 million and $23.6 million, respectively.

The Company has incurred increasing annual operating expenses and, as the Company moves closer to product commercialization, it expects such trends to continue. The Company has incurred annual operating losses since its inception in 1985, and anticipates that such operating losses will continue for at least the next one to two years. As of September 30, 1996, the Company had an accumulated deficit of $85.0 million.

RESULTS OF OPERATIONS

Contract research revenues for the three and nine months ended September 30, 1996 totaled $2.9 million and $8.9 million, respectively, compared to $1.4 million and $6.9 million for the comparable periods in 1995. The increase in contract research revenues for the three and nine months ended September 30, 1996 is due primarily to revenue from a new collaboration entered into with Eisai Co., Ltd. in December 1995, partially offset by decreased revenues from SmithKline Beecham, p.l.c. ("SmithKline Beecham") as a result of the planned transfer of clinical development of IDEC-CE9.1 to SmithKline Beecham in late 1995.

License fees for the nine months ended September 30, 1996 totaled $9.5 million compared to $6.0 million for the comparable period in 1995. The increase in the license fees is due primarily to $4.5 million received for the license to Chugai Pharmaceutical Co., Ltd. of the Company's proprietary gene expression technology for the manufacture of recombinant proteins.

Sales and costs of sales for the nine months ended September 30, 1996 were a result of the Company completing a contract manufacturing arrangement during the second quarter of 1996.

Research and development expenses equaled $6.3 million and $5.3 million for the third quarters of 1996 and 1995, respectively, and $19.0 million and $16.3 million for the nine months ended September 30, 1996 and 1995, respectively. The increase in research and development expenses for the three months ended September 30, 1996, is primarily due to increased personnel costs related to the completion of the Phase III trial, preparation of the Biologics License Application and the preparation for building of commercial inventory of the Company's lead product candidate, IDEC-C2B8. The increase in research and development expenses for the nine months ended September 30, 1996 is primarily due to a $1.3 million expense for access to certain patent rights related to IDEC-C2B8, increased personnel costs related to the completion of the Phase III trial, preparation of the Biologics License Application and the preparation for building of commercial inventory of the Company's lead product candidate, IDEC-C2B8. The Company expects to continue incurring substantial additional research and development costs in the future, due to expansion of research and development programs; patent and regulatory related costs; preclinical and clinical testing of the Company's various products under development; production scale-up and manufacturing of products used in clinical trials; and pre-commercialization-related manufacturing costs.

General and administrative expenses were $1.8 million and $1.7 million for the third quarters of 1996 and 1995, respectively, and $5.3 million and $4.7 million for the nine months ended September 30, 1996 and 1995, respectively. General and administrative expenses for the nine months ended September 30, 1996, increased due to higher personnel costs to support expanded manufacturing operations, completion of the Phase III trial and preparation of the Biologics License Application for IDEC-C2B8. General and administrative costs necessary to support expanded manufacturing operations, expanded product development efforts and the creation of a marketing and sales organization are expected to continue to increase in the foreseeable future.

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

Net interest income totaled $0.7 million for the three months ended September 30, 1996 compared to net interest expense of $0.3 million for the three months ended September 30, 1995. Net interest expense totaled $0.3 million for the nine months ended September 30, 1996 compared to $0.5 million for the comparable period in 1995. Net interest income was generated for the three months ended September 30, 1996 from the increase in cash, cash equivalents and securities available-for-sale resulting from the completion of a public offering of 2.1 million shares in June 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and capital expenditures since inception principally through the sale of equity securities, license fees, contract research revenues, lease financing transactions and interest income. The Company expects to finance its current and planned operating requirements principally through cash on hand and with funds from existing collaborative agreements and contracts which the Company believes will be sufficient to meet its near-term operating requirements. Existing agreements and contracts, however, could be canceled by the contracting parties. In addition, the Company may pursue additional capital through a combination of new collaborative agreements, strategic alliances, equity and debt financings. However, no assurance can be provided that additional capital will be obtained through these sources on favorable terms or at all. Should the Company not enter into any such arrangements, the Company anticipates its cash, cash equivalents and securities available-for-sale, together with the existing agreements and contracts, will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures through early commercialization of its first product. If adequate funds are not available from additional sources of financing, the Company's business could be adversely affected.

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

At September 30, 1996, the Company had $76.1 million in cash, cash equivalents and securities available-for-sale compared to cash, cash equivalents and securities available-for-sale of $24.0 million at December 31, 1995. Sources of cash, cash equivalents and securities available-for-sale for the nine months ended September 30, 1996 include $12.5 million from the issuance of convertible preferred stock, $47.5 million from the issuance of common stock (including approximately $1.2 million from the exercise of stock options and from common stock issued under an employee stock purchase plan) and $1.8 million from funding under an existing lease line. Uses of cash, cash equivalents and securities available-for-sale during the nine months ended September 30, 1996 include $5.9 million used in operations, $2.0 million used to purchase capital equipment and $2.6 million used to pay notes payable.

In June 1996, the Company completed a public offering of 2,070,000 shares of its common stock resulting in net proceeds of approximately $46.3 million. In May 1996, the Company issued 100,000 shares of its Series A-6 Convertible Preferred Stock and in March 1996, the Company issued 23,000 shares of its Series A-3 Convertible Preferred Stock pursuant to terms of a preferred stock purchase agreement with Genentech, Inc. ("Genentech") resulting in proceeds of $12.5 million.

In August 1995, the Company completed funding under a $10.0 million lease financing agreement to finance both equipment and facility improvements. Terms of the financing agreement require final principal payments of $1.1 million and $0.4 million in July 1998 and January 1999, respectively.

This quarterly report contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this outlook represents management's current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested above. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof.


                                  RISK FACTORS

      Uncertainties Associated with Clinical Trials

The Company has conducted and plans to continue to undertake extensive and costly clinical testing to assess the safety, efficacy and applicability of its potential products. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the nature of the Company's clinical trial protocols, existence of competing protocols, size of the patient population, proximity of patients to clinical sites and eligibility criteria for the study. Delays in patient enrollment will result in increased costs and delays, which could have a material adverse effect on the Company. The Company cannot assure that patients enrolled in the Company's clinical trials will respond to the Company's product candidates. Setbacks are to be expected in conducting human clinical trials. Failure to comply with the United States Food and Drug Administration ("FDA") regulations applicable to such testing can result in delay, suspension or cancellation of such testing, and/or refusal by the FDA to accept the results of such testing. In addition, the FDA may suspend clinical trials at any time if it concludes that the subjects or patients participating in such trials are being exposed to unacceptable health risks. Further, there can be no assurance that human clinical testing will show any current or future product candidate to be safe and effective or that data derived therefrom will be suitable for submission to the FDA or will support the Company's submission of a Biologics License Application ("BLA").

      Reliance on Third Party Development and Marketing Efforts

The Company has adopted a research, development and product commercialization strategy that is dependent upon various arrangements with strategic partners and others. The success of the Company's products is substantially dependent upon the success of these outside parties in performing their obligations, which include, but are not limited to, providing funding, performing research and development, fulfilling long-term manufacturing demands and marketing, distribution and sales with respect to the Company's products. The Company's strategic partners may also develop products that may compete with the Company. Although the Company believes that its partners have an economic incentive to succeed in performing their contractual obligations, the amount and timing of resources that they devote to these activities is not within the control of the Company. There can be no assurance that these parties will perform their obligations as expected or that any revenue will be derived from such arrangements. The Company has entered into collaborative agreements with Genentech, Zenyaku Kogyo, Ltd. ("Zenyaku"), SmithKline Beecham, Mitsubishi Chemical Corporation ("Mitsubishi"), Seikagaku Corporation ("Seikagaku") and Eisai Co., Ltd. ("Eisai"). These agreements generally may be terminated at any time by the strategic partner, typically on short notice to the Company. If one or more of these partners elect to terminate their relationship with the Company, or if the Company or its partners fail to achieve certain milestones, it could have a material adverse effect on the Company's ability to fund the related programs and to develop any products that may have resulted from such collaborations. There can be no assurance that these collaborations will be successful. In addition, some of the Company's current partners have certain rights to control the planning and execution of product development and clinical programs, and there can be no assurance that such partners' rights to control aspects of such programs will not impede the Company's ability to conduct such programs in accordance with the schedules currently contemplated by the Company for such programs and will not otherwise impact the Company's strategy.

      Lengthy Regulatory Process; No Assurance of Regulatory Approvals

The testing, manufacturing, labeling, advertising, promotion, export, and marketing, among other things, of the Company's products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, the Company believes that its products will be regulated by the FDA as biologics. Manufacturers of biologics may also be subject to state regulations.

The steps required before a biologic may be approved for marketing in the United States generally include (i) preclinical laboratory tests and animal tests, (ii) the submission to the FDA of an Investigational New Drug application ("IND") for human clinical testing, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a BLA, (v) FDA review of the BLA, and (vi) satisfactory completion of a FDA inspection of the manufacturing facility or facilities at which the product is made to assess compliance with Good Manufacturing Practices ("GMP"). The testing and approval process requires substantial time, effort and financial resources and there can be no assurance that any approval will be granted on a timely basis, if at all. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's potential products. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

The results of the preclinical studies and clinical studies, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of a BLA requesting approval to market the product. Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured, and will not approve the product unless GMP compliance is satisfactory. The FDA may deny a BLA if applicable regulatory criteria are not satisfied, may require additional testing or information, and/or may require postmarketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurance that FDA approval of any BLA submitted by the Company will be granted on a timely basis if at all. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed.

Both before and after approval is obtained, violations of regulatory requirements, including the preclinical and clinical testing process, the BLA review process, or thereafter (including after approval) may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or license holder. For example, license holders are required to report certain adverse reactions to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to GMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with GMP. Accordingly, manufacturers must continue to expend time, monies and effort in the area of production and quality control to maintain GMP compliance. In addition, discovery of problems may result in restrictions on a product, manufacturer or holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

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

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has an orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years.

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

      Additional Financing Requirements and Uncertain Access to Capital Markets

The Company has expended and will continue to expend substantial funds to complete the research, development, manufacturing and marketing of its products. The Company may seek additional funding for these purposes through a combination of new collaborative arrangements, strategic alliances, additional equity or debt financings or from other sources. There can be no assurance that such additional funds will be available on acceptable terms, if at all. Even if available, the cost of funds may result in substantial dilution to current shareholders. If adequate funds are not available from operations or additional sources of financing, the Company's business could be materially and adversely affected.

      Limited Manufacturing Experience

The Company has not yet commercialized any therapeutic products. To conduct clinical trials on a timely basis, to obtain regulatory approval and to be commercially successful, the Company must manufacture its products either directly or through third parties in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Although the Company has produced its products in the laboratory, scaled its production process to pilot levels and has the ability to manufacture limited commercial quantities of certain of its products, the Company has not received regulatory approval for such production. The Company anticipates that production of its products in commercial quantities will create technical as well as financial challenges for the Company. The Company has limited experience in manufacturing, and no assurance can be given as to the ultimate performance of the Company's manufacturing facility in San Diego, its suitability for approval for commercial production or the Company's ability to make a successful transition to commercial production.

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

      Patents and Proprietary Rights

The Company's success will depend, in large part, on its ability to maintain a proprietary position in its products through patents, trade secret and orphan drug designation. The Company holds one issued and one allowed United States patent, 18 United States patent applications and numerous corresponding foreign patent applications, and has licenses to patents or patent applications of other entities. No assurance can be given, however, that the patent applications of the Company or the Company's licensors will be issued or that any issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. Moreover, there can be no assurance that any patents issued to the Company or the Company's licensors will not be infringed by others or will be enforceable against others. In addition, there can be no assurance that the patents, if issued, would not be held invalid or unenforceable by a court of competent jurisdiction. Enforcement of the Company's patents may require substantial financial and human resources. Moreover, the Company may have to participate in interference proceedings if declared by the United States Patent and Trademark Office to determine priority of inventions, which typically take several years to resolve and could result in substantial cost to the Company.

A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Particularly in the monoclonal antibody field, competitors may have filed applications for or have been issued patents and are likely to obtain additional patents and proprietary rights relating to products or processes competitive with or similar to those of the Company. To date, no consistent policy has emerged regarding the breadth of claims allowed in biopharmaceutical patents, however, patents may issue with claims that conflict with the Company's own patent filings or read on its own products. There can be no assurance that patents do not already exist in the United States or in foreign countries or that patents will not be issued that would entail substantial costs to challenge and that, if unsuccessfully challenged, would have a material adverse effect on the Company's ability to market its products. Specifically, the Company is aware of several patents and patent applications which may affect the Company's ability to make, use and sell its products. Accordingly, the Company expects that commercializing monoclonal antibody-based products may require licensing and/or cross-licensing of patents with other companies in this field. There can be no assurance that the licenses, which might be required for the Company's processes or products, would be available, if at all, on commercially acceptable terms. The ability to license any such patents and the likelihood of successfully contesting infringement or validity of such patents are uncertain and the costs associated therewith may be significant. If the Company is required to acquire rights to valid and enforceable patents but cannot do so at a reasonable cost, the Company's ability to manufacture or market its products would be materially adversely affected.

The owners, or licensees of the owners, of these patents may assert that one or more of the Company's products infringe one or more claims of such patents. If legal action is commenced against the Company to enforce any of these patents and the plaintiff in such action prevails, the Company could be prevented from practicing the subject matter claimed in such patents. In such event or under other appropriate circumstances, the Company may attempt to obtain licenses to such patents. However, no assurance can be given that any owner would license the patents to the Company at all or on terms that would permit commercialization of the Company's products. An inability to commercialize such products could have a material adverse effect on the Company's operations and ability to pursue its long-term objectives.



      Limited Sales and Marketing Experience

Commercialization of the Company's products is expensive and time-consuming. The Company has adopted a strategy of pursuing collaborative agreements with strategic partners that provide for co-promotion of certain of the Company's products. In the event that the Company elects to participate in co-promotion efforts in the United States or Canada, and in those instances where the Company has retained exclusive marketing rights in specified territories, the Company will need to build a sales and marketing capability in the targeted markets. The Company currently has a limited marketing staff and no sales personnel. There can be no assurance that the Company will be able to establish a successful direct sales and marketing capability in any or all targeted markets or that it will be successful in gaining market acceptance for its products. To the extent that the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties and there can be no assurance that such efforts will be successful. Outside of the United States and Canada, the Company has adopted a strategy to pursue collaborative arrangements with established pharmaceutical companies for marketing, distribution and sale of its products. There can be no assurance that any of these companies or their sublicensees will successfully market, distribute or sell the Company's products or that the Company will be able to establish and maintain successful co-promotion or distribution arrangements. Failure to establish a sales capability in the United States or outside the United States may have a material adverse effect on the Company.

      History of Operating Losses; Accumulated Deficit

The Company has incurred annual operating losses since its inception in 1985. As of September 30, 1996, the Company's accumulated deficit was approximately $85.0 million. The Company anticipates that it will continue to incur operating losses over at least the next one to two years. Such losses have been and will be principally the result of the various costs associated with the Company's research and development, clinical and manufacturing activities. The Company has not generated operating profits from the sale of its products. All revenues to date have resulted from collaborative research, development and licensing arrangements, contract manufacturing arrangements, research grants and interest income. The Company has no products approved by the FDA or any foreign authority and does not expect to achieve profitable operations on an annual basis unless product candidates now under development receive FDA or foreign regulatory approval and are thereafter commercialized successfully.

      Possible Volatility of Stock Price

The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of the Company's common stock, like the stock prices of many publicly traded biotechnology companies, has been highly volatile. Announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products under development by the Company or its competitors, regulatory developments in both the United States and foreign countries, public concern as to the safety of biotechnology products and economic and other external factors, as well as period-to-period fluctuations in financial results may have a significant impact on the market price of the Company's common stock. It is likely that, in some future quarter, the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected.

      Uncertainties Regarding Health Care Reimbursement and Reform

The future revenues and profitability of biopharmaceutical companies as well as the availability of capital may be affected by the continuing efforts of government and third-party payors to contain or reduce costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government controls. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on the Company's business, financial condition or prospects.

The Company's ability to commercialize its products successfully will depend in part on the extent which appropriate reimbursement levels for the cost of such products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs may all result in lower prices for the Company's products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially adversely affect the Company's ability to operate profitably.

      Product Liability Exposure

Clinical trials, manufacturing, marketing and sale of any of the Company's or its strategic partners' pharmaceutical products or processes licensed by the Company may expose the Company to product liability claims. The Company currently carries limited product liability insurance. There can be no assurance that the Company or its strategic partners will be able to continue to maintain or obtain additional insurance or, if available, that sufficient coverage can be acquired at a reasonable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products developed by the Company or its strategic partners. A product liability claim or recall would have a material adverse effect on the business and financial condition of the Company.

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

                         PART II -- OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.  None

ITEM 2.     CHANGES IN SECURITIES.  None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.     SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS.  None

ITEM 5.     OTHER INFORMATION.  None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

  (a)    Exhibits.

          The following exhibits are referenced.

          Exhibit
          Number     Description
          -------    -----------
          10.1       Lease Agreement between the Company and All Spectrum
                     Services, Inc., dated August 13, 1996.

          27.1       Financial Data Schedule

  (b)    Reports on Form 8-K.  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IDEC PHARMACEUTICALS CORPORATION


Date: November 13, 1996         By: /s/ William H. Rastetter
      -----------------------       ------------------------
                                    William H. Rastetter
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date: November 13, 1996         By: /s/ Phillip M. Schneider
      -----------------------       ------------------------
                                    Phillip M. Schneider
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)