Form 10-Q/A
period 1996-09-30
IDEC PHARMACEUTICALS CORP / CA
filed 1996-11-22
CIK 875045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                   FORM 10-Q/A

(Mark One)



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR




[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________

                         Commission file number 0-19311


                        IDEC PHARMACEUTICALS CORPORATION
             (Exact name of registrant as specified in its charter)

                  California                                                                 33-0112644
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

               11011 Torreyana Road, San Diego, California 92121
             (Address of principal executive offices and zip code)

                                 (619) 550-8500
              (Registrant's telephone number, including area code)


              Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report.


         Indicate by check [checkmark] whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [checkmark] No

As of October 31, 1995, the Registrant had 14,897,313 shares of its common stock, no par value, issued and outstanding.

Item 6:           Exhibits and Reports on Form 8-K

(a)      Exhibits

         3.1(6)            Amended and Restated Articles of
                           Incorporation, dated June 20, 1994.

         3.2(1)            Bylaws, as amended May 15, 1992.

         4.1(7) Certificate of Determination of Preferences of Preferred Shares filed with the California Secretary of State on March 28, 1995. Reference is also made to Exhibit 3.1.

         4.2               Reference is made to Exhibit 3.2.

         4.6(1)            1992 Amended and Restated Registration
                           Rights Agreement.

         4.7(1)            Specimen Common Stock Certificate.

         4.8               Reference is made to Exhibit 10.46.

         4.9(7)            1995 Registration Rights Agreements.

         10.1(8)           1988 Stock Option Plan, as Amended and
                           Restated through January 25, 1995.

         10.2(8)           Form of Notice of Grant.

         10.3(8)           Form of Option Agreement.

         10.4(1)           Reference is made to Exhibit 4.5.

         10.5(1)           Amended and Restated Product Rights
                           Agreement between the Company and Institute of Immunology Co., Ltd., dated as of May 20, 1991.

         10.9(1)y Letter of Intent between the Company and Zenyaku Kogyo Co., Ltd., dated May 17, 1991.

         10.10(1)y         Agreement between the Company and Boehringer
                           Ingelheim International GmbH, dated May 10, 1991.

         10.11(1) Lease Agreement between the Company and Health Science Properties, Inc., dated July 31, 1986, as amended.

         10.21(1)          401(k) Plan.

         10.22(1)          Form of Indemnification Agreement for
                           Officers and Directors.

         10.23(1)          Form of acceleration of vesting letter
                           agreement between the Company and certain officers.

         10.24(1)y         License Agreement with Coulter Immunology,
                           dated May 16, 1991.

         10.25(2)y         Nonexclusive Patent License Agreement
                           Between the Wistar Institute of Anatomy and
                           Biology and the Company, dated December 10, 1991.

         10.26(3) Lease Agreement between the Company and Torrey Sorrento, Inc., dated July 9, 1992.

         10.27(3)y         Collaborative Research and License Agreement
                           between the Company and SmithKline Beecham p.l.c., dated October 12, 1992.

         10.28(3) Investment Agreement between the Company and S.R. One, Limited, dated October 16, 1992.

         10.30(8)          1995 Employee Stock Purchase Plan.

         10.31(4)y         Collaborative Development Agreement between
                           the Company and Mitsubishi Chemical
                           Corporation, dated November 11, 1993.

         10.32(4)          Employment Agreement between the Company and
                           Dr. Antonio Grillo-Lopez dated September 25, 1992.

        10.33(5)           1993 Non-Employee Directors Stock Option Plan.

        10.34(6)y          Collaborative Development Agreement between the
                           Company and Seikagaku Corporation dated
                           December 27, 1994.

        10.35(6)y          License Agreement between the Company and Seikagaku
                           Corporation dated December 27, 1994.

        10.36(6)y          Loan Agreement between the Company and Silicon Valley
                           Bank and Venture Lending & Leasing, Inc., dated
                           December 28, 1994.

        10.37(6)y          $2,500,000 Promissory Note, dated December 28, 1994.

        10.38(6)y          $5,000,000 Promissory Note, dated December 28, 1994.

        10.39(6)           Security Agreement, dated December 28, 1994.

        10.40(6)y          Patent Collateral Assignment, dated December 28,
                           1994.

        10.41(6)y          Trademark Collateral Assignment, dated December 28,
                           1994.

        10.42(6)           Intercreditor Agreement, dated December 28, 1994.

        10.43(6)           Deed of Trust and Fixture Filing, dated December 28,
                           1994.

        10.44(6)           Three-Party Leasehold Agreement, dated September 30,
                           1994.

        10.45(6) Warrants to Purchase Shares of Common Stock, dated December 30, 1994.

        10.46(6)           1994 Registration Rights Agreement.

        10.47(6) Investment Agreement between the Company, SmithKline Beecham p.l.c. and SmithKline Beecham Corporation, dated December 28, 1994.

        10.48(7) Master Definitions Agreement between the Company and Genentech, Inc.

        10.49(7)y          Collaboration Agreement between the Company and
                           Genentech, Inc., dated March 16, 1995

        10.50(7)y          Expression Technology Agreement between the Company
                           and Genentech, Inc., dated March 16, 1995.

        10.51(7) Preferred Stock Purchase Agreement between the Company and Genentech, Inc., dated March 16, 1995.

        10.52(7) Option Agreement between the Company and Genentech, Inc., dated March 16, 1995.

         10.53(7)          Preferred and Common Stock Purchase
                           Agreement between the Company and ML/MS Associates, L.P., dated March 16, 1995.

         10.54(9)*         Amendment Agreement between the Company and
                           SmithKline Beecham p.l.c., dated January 20, 1993.

         10.55(9)*         Modification of the Amendment Agreement
                           between the Company and SmithKline Beecham p.l.c., dated June 14, 1993.

         10.56(8)          Special Stock Issuance Plan.

         10.57             $2,500,000 Promissory Note, dated August 11, 1995.

         10.58 Warrants to purchase shares of common stock, dated August 9, 1995.

         22.1(1)           Subsidiary of the Company.

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

         (1) Incorporated by reference to exhibits of the same number filed with the Registrant's Registration Statement on Form S-1, File No. 33-40756.

         (2) Incorporated by reference to exhibit of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

         (3) Incorporated by reference to exhibits of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

         (4) Incorporated by reference to exhibits of the Registrant's Registration Statement on Form S-1, File No. 33-76080.

         (5) Incorporated by reference to the Registrant's Registration Statement on Form S-8, File No. 33-93794.

         (6) Incorporated by reference to exhibit of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

         (7) Incorporated by reference to exhibit of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

         (8) Incorporated by reference to the Registrant's Registration Statement on Form S-8, File No. 33-90738.

         (9) Incorporated by reference to exhibit of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995. -

(b)      There were no reports on Form 8-K during the quarter ended
         March 31, 1996.

                        IDEC PHARMACEUTICALS CORPORATION


                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                IDEC PHARMACEUTICALS CORPORATION
                                           (Registrant)



Date: November 20, 1996         By: /s/ WILLIAM H. RASTETTER
                                   -------------------------
                                    William H. Rastetter
                                    Chairman, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



Date: November 20, 1996         By: /s/ PHILLIP M. SCHNEIDER
                                   -------------------------
                                    Phillip M. Schneider
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)