Form 10-Q/A
period 1995-09-30
IDEC PHARMACEUTICALS CORP / CA
filed 1996-12-18
CIK 875045

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

                                       OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE         ACT OF 1934

For the transition period from                     to
                              ------------------       -------------------

                         Commission file number 0-19311

                        IDEC PHARMACEUTICALS CORPORATION
             (Exact name of registrant as specified in its charter)

        CALIFORNIA                                     33-0112644
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


                11011 TORREYANA ROAD, SAN DIEGO, CALIFORNIA 92121
              (Address of principal executive offices and zip code)

                                 (619) 550-8500
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
               Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report.

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

 3.2(1)/    Bylaws, as amended May 15, 1992.

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

 4.7(1)/    Specimen Common Stock Certificate.

 4.8        Reference is made to Exhibit 10.46.

 4.9(7)/    1995 Registration Rights Agreements.

 10.1(8)/ 1988 Stock Option Plan, as Amended and Restated through January 25, 1995.


 10.2(8)/   Form of Notice of Grant.

 10.3(8)/   Form of Option Agreement.

 10.4(1)/   Reference is made to Exhibit 4.5.

 10.5(1)/ Amended and Restated Product Rights Agreement between the Company and Institute of Immunology Co., Ltd., dated as of May 20, 1991.

 10.9(1)/y  Letter of Intent between the Company and Zenyaku Kogyo Co., Ltd., dated May 17, 1991.

 10.10(1)/y Agreement between the Company and Boehringer Ingelheim International
            GmbH, dated May 10, 1991.

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

    1/ Incorporated by reference to exhibits of the same number filed with the Registrant's Registration Statement on Form S-1, File No. 33-40756.

    2/ Incorporated by reference to exhibit of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

    3/ Incorporated by reference to exhibits of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

    4/ Incorporated by reference to exhibits of the Registrant's Registration Statement on Form S-1, File No. 33-76080.

    5/ Incorporated by reference to the Registrant's Registration Statement on Form S-8, File No. 33-93794.

    6/ Incorporated by reference to exhibit of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

    7/ Incorporated by reference to exhibit of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

    8/ Incorporated by reference to the Registrant's Registration Statement on Form S-8, File No. 33-90738.

    9/ Incorporated by reference to exhibit of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.


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

                               IDEC PHARMACEUTICALS CORPORATION
                                           (Registrant)

Date:   December 16, 1996      By:  /s/ WILLIAM H. RASTETTER
                                    -------------------------
                                    William H. Rastetter
                                    Chairman of the Board, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)

Date:   December 16, 1996      By:  /s/ PHILLIP M. SCHNEIDER
                                    -------------------------
                                    Phillip M. Schneider
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)