Form 10-K405
period 1996-12-31
IDEC PHARMACEUTICALS CORP / CA
filed 1997-03-31
CIK 875045

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1996
                                       or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ______ to ____

Commission file number: 0-19311

                        IDEC PHARMACEUTICALS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

California                                                          33-0112644
-------------------------------                            -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)


               11011 Torreyana Road, San Diego, California  92121
              ---------------------------------------------------
              (Address of principal executive offices) (Zip code)

                                 (619) 550-8500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----------------
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value
                                                            -----------------
                                                            (Title of class)

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    As of January 31, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $399,448,000. (Based upon the "closing" price as reported by the Nasdaq National Market on January 31, 1997). This number is provided only for the purposes of this report and does not represent an admission by either the Registrant or any such person as to the status of such person.

    As of January 31, 1997, the Registrant had 18,085,087 shares of its common stock, no par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 1997 are incorporated by reference into Part III.

                        IDEC PHARMACEUTICALS CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

Risk Factors  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

PART I:

Item 1.    Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

Item 2.    Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23

Item 4.    Submission of Matters to a Vote of Shareholders  . . . . . . . . . . . . . . . . . . . . . . .   23

PART II:

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters  . . . . . . . . . . . .   24

Item 6.    Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   24

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . .   24

Item 8.    Consolidated Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . .   24

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   . . . .   24

PART III:

Item 10.   Directors and Executive Officers of the Registrant   . . . . . . . . . . . . . . . . . . . . .   25

Item 11.   Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   25

Item 12.   Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . . . . . .   25

Item 13.   Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . . . . . .   25

PART IV:

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K   . . . . . . . . . . . . . .   25

        This Form 10-K contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested above. IDEC Pharmaceuticals Corporation undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof other than required by the Securities and Exchange Act of 1934 or the rules and regulations promulgated thereunder.

                                  RISK FACTORS

         Lengthy Regulatory Process; No Assurance of Regulatory Approvals

   The testing, manufacturing, labeling, advertising, promotion, export, and marketing, among other things, of IDEC Pharmaceuticals Corporation's ("IDEC Pharmaceuticals" or the "Company") products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the United States Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, the Company believes that its products will be regulated by the FDA as biologics. Manufacturers of biologics may also be subject to state regulations.

   The steps required before a biologic may be approved for marketing in the United States generally include (i) preclinical laboratory tests and animal tests, (ii) the submission to the FDA of an Investigational New Drug application ("IND") for human clinical testing, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a Biological License Application ("BLA"), (v) FDA review of the BLA, and (vi) satisfactory completion of a FDA inspection of the manufacturing facility or facilities at which the product is made to assess compliance with Current Good Manufacturing Practices ("cGMP"). The testing and approval process requires substantial time, effort and financial resources and there can be no assurance that any approval will be granted on a timely basis, if at all. The FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable safety risk.

   The results of the preclinical studies and clinical studies, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of a BLA requesting approval to market the product. Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured, and will not approve the product unless cGMP compliance is satisfactory. The FDA may deny a BLA if applicable regulatory criteria are not satisfied, may require additional testing or information, and/or may require postmarketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurance that FDA approval of any BLA submitted by the Company will be granted on a timely basis, if at all. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed.

   Both before and after approval is obtained, violations of regulatory requirements, may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or license holder. For example, license holders are required to report certain adverse reactions to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, monies and effort in the area of production and quality control to maintain cGMP compliance. In addition, discovery of problems may result in restrictions on a product, manufacturer or holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

   The Company will also be subject to a variety of foreign regulations governing clinical trials and sales of its products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. At least initially, the Company intends, to the extent possible, to rely on foreign licensees, other than in Canada, to obtain regulatory approval for marketing its products in foreign countries.

   In February 1997, the Company and Genentech, Inc. ("Genentech") submitted BLA's to the FDA for IDEC-C2B8 (rituximab) as a single agent therapy for the treatment of relapsed low grade or follicular non-Hodgkin's lymphoma. F. Hoffmann-La Roche Ltd ("Hoffmann-La Roche"), also submitted, through one of its subsidiaries in the European Union, a Marketing Authorization Application ("MAA") with the European Medicines Evaluation Agency ("EMEA") for marketing IDEC-C2B8 in Europe. There can be no assurance that FDA and EMEA approval of the BLA's and MAA submitted by the Company, Genentech and Hoffmann-La Roche will be granted on a timely basis, if at all, and delays in receipt or failure to receive regulatory approval could have a material adverse effect on the Company's business, financial condition and results of operations.

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

   In 1994, the Company obtained orphan drug designation for IDEC-C2B8, IDEC-Y2B8 and IDEC-In2B8 from the FDA to treat low grade B-cell lymphoma. There can be no assurance that any of these compounds will receive orphan exclusivity for the low grade B-cell lymphoma indication, and it is possible that competitors of the Company could obtain approval, and attendant orphan drug exclusivity, for these same compounds for the low grade B-cell lymphoma indication, thus precluding the Company from marketing its products for the same indication in the United States. In addition, even if the Company does obtain orphan exclusivity for any of its compounds for low grade B-cell lymphoma, there can be no assurance that competitors will not receive approval of other, different drugs or biologics for low grade B-cell lymphoma. Although obtaining FDA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug designation will remain in effect in the future.

         Uncertainties Associated with Clinical Trials

   The Company has conducted and plans to continue to undertake extensive and costly clinical testing to assess the safety, efficacy and applicability of its potential products. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the nature of the Company's clinical trial protocols, existence of competing protocols, size of the patient population, proximity of patients to clinical sites, changes in managed care and eligibility criteria for the study. Delays in patient enrollment will result in increased costs, which could have a material adverse effect on the Company. The Company cannot ensure that patients enrolled in the Company's clinical trials will respond to the Company's product candidates. Setbacks are to be expected in conducting human clinical trials. Failure to comply with the FDA regulations applicable to such testing can result in delay, suspension or cancellation of such testing, and/or refusal by the FDA to accept the results of such testing. In addition, the FDA may suspend clinical trials at any time if it concludes that the subjects or patients participating in such trials are being exposed to unacceptable health risks. Thus, there can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's potential products. Further, there can be no assurance that human clinical testing will show any current or future product candidate to be safe and effective or that data derived therefrom will be suitable for submission to the FDA or will support the Company's submission of a BLA.

         Reliance on Third Party Development and Marketing Efforts

   The Company has adopted a research, development and product commercialization strategy that is dependent upon various arrangements with strategic partners and others. The success of the Company's products is substantially dependent upon the success of these outside parties in performing their obligations, which include, but are not limited to, providing funding, performing research and development, fulfilling long term manufacturing demands and marketing, distribution and sales with respect to the Company's products. The Company's strategic partners may also develop products that may compete with the Company. Although the Company believes that its partners have an economic incentive to succeed in performing their contractual obligations, the amount and timing of resources that they devote to these activities is not within the control of the Company. There can be no assurance that these parties will perform their obligations as expected or that any revenue will be derived from such arrangements. The Company has entered into collaborative research and development and license agreements with Genentech, Zenyaku Kogyo, Ltd. ("Zenyaku"), SmithKline Beecham p.l.c. ("SmithKline Beecham"), Mitsubishi Chemical Corporation ("Mitsubishi"), Seikagaku Corporation ("Seikagaku") and Eisai Co., Ltd. ("Eisai"). These agreements generally may be terminated at any time by the strategic partner, typically on short notice to the Company. If one or more of these partners elect to terminate their relationship with the Company, or if the Company or its partners fail to achieve certain milestones, it could have a material adverse effect on the Company's ability to fund the related programs and to develop any products that may have resulted from such collaborations. There can be no assurance that these collaborations will be successful. In addition, some of the Company's current partners have certain rights to control the planning and execution of product development and clinical programs, and there can be no assurance that such partners' rights to control aspects of such programs will not impede the Company's ability to conduct such programs in accordance with the schedules currently contemplated by the Company for such programs and will not otherwise impact the Company's strategy.

         Limited Manufacturing Experience and Dependence on Contact Manufacturer

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

   The Company is dependent upon Genentech to fulfill long term manufacturing demands for its IDEC-C2B8 product and SmithKline Beecham to fulfill all of the manufacturing requirements for IDEC-CE9.1. Genentech is currently constructing a larger manufacturing plant to satisfy such long term demands. The Company is considering the addition of another manufacturing facility to meet its long term requirements for additional products under development. Failure by the Company or its strategic partners to establish additional manufacturing capacity on a timely basis would have a material adverse effect on the Company.

   In November 1996, the Company contracted with Covance Biotechnology Services, Inc. ("Covance") for the manufacture of the Company's antibodies, IDEC-Y2B8 and IDEC-In2B8, which are radiolabeled for the treatment of non-Hodgkin's lymphoma that the Company is also developing in partnership with Genentech. The Company is dependent upon Covance to fulfill its manufacturing demands for clinical quantities of IDEC-Y2B8. There can be no assurance that Covance will be able to complete any such manufacturing contract in a timely or cost-effective manner, if at all, or that the Company could obtain such capacity from others. Failure by Covance to meet the Company's manufacturing needs will result in delayed clinical trials for IDEC-Y2B8 and IDEC-In2B8 and may have a material adverse effect on the Company.

         Patents and Proprietary Rights

   The Company's success will depend, in large part, on its ability to maintain a proprietary position in its products through patents, trade secret and orphan drug designation. The Company has title or exclusive rights to one issued and six allowed United States patents, 29 United States patent applications and numerous corresponding foreign patent applications, and has licenses to patents or patent applications of other entities. No assurance can be given, however, that the patent applications of the Company or the Company's licensors will be issued or that any issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. Moreover, there can be no assurance that any patents issued to the Company or the Company's licensors will not be infringed by others or will be enforceable against others. In addition, there can be no assurance that the patents, if issued, would not be held invalid or unenforceable by a court of competent jurisdiction. Enforcement of the Company's patents may require substantial financial and human resources. Moreover, the

Company may have to participate in interference proceedings if declared by the United States Patent and Trademark Office to determine priority of inventions, which typically take several years to resolve and could result in substantial cost to the Company.

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

   The owners, or licensees of the owners, of these patents may assert that one or more of the Company's products infringe one or more claims of such patents. If legal action is commenced against the Company to enforce any of these patents and the plaintiff in such action prevails, the Company could be prevented from practicing the subject matter claimed in such patents. In such event or under other appropriate circumstances, the Company may attempt to obtain licenses to such patents. However, no assurance can be given that any owner would license the patents to the Company at all or on terms that would permit commercialization of the Company's products. An inability to commercialize such products could have a material adverse effect on the Company's operations and ability to pursue its long term objectives.

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

         Limited Sales and Marketing Experience

   Commercialization of the Company's products is expensive and time-consuming. The Company has adopted a strategy of pursuing collaborative agreements with strategic partners that provide for co-promotion of certain of the Company's products. In the event that the Company elects to participate in co-promotion efforts in the United States or Canada, and in those instances where the Company has retained exclusive marketing rights in specified territories, the Company will need to build a sales and marketing capability in the targeted markets.
The Company currently has limited marketing and sales personnel. There can be no assurance that the Company will be able to establish a successful direct sales and marketing capability in any or all targeted markets or that it will be successful in gaining market acceptance for its products. To the extent that the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties and there can be no assurance that such efforts will be successful. Outside of the United States and Canada, the Company has adopted a strategy to pursue collaborative arrangements with established pharmaceutical companies for marketing, distribution and sale of its products. There can be no assurance that any of these companies or their sublicensees will successfully market, distribute or sell the Company's products or that the Company will be able to establish and maintain successful co-promotion or distribution arrangements. Failure to establish a sales capability in the United States or outside the United States may have a material adverse effect on the Company.

         History of Operating Losses; Accumulated Deficit

   The Company has incurred annual operating losses since its inception in 1985. As of December 31, 1996, the Company's accumulated deficit was approximately $83.8 million. Depending on the commercial success of IDEC-C2B8, the Company anticipates that it will continue to incur operating losses over at least the next one to two years. Such losses have been and will be principally the result of the various costs associated with the Company's research and development, clinical and manufacturing activities. The Company has not generated operating profits from the sale of its products. All revenues to date have resulted from collaborative research, development and licensing arrangements, contract manufacturing arrangements, research grants and interest income. The Company has no products approved by the FDA or any foreign authority and does not expect to achieve profitable operations on an annual basis unless product candidates now under development receive FDA or foreign regulatory approval and are thereafter commercialized successfully.

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

   The Company's ability to commercialize its products successfully will depend, in part, on the extent to which appropriate reimbursement levels for the cost of such products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs may all result in lower prices for the Company's products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially adversely affect the Company's ability to operate profitably.

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

                                     PART I

ITEM 1. BUSINESS.

   IDEC Pharmaceuticals Corporation ("IDEC Pharmaceuticals" or the "Company") is a biopharmaceutical company developing products for the long term management of cancers and autoimmune and inflammatory diseases. The Company is currently focused on non-Hodgkin's B-cell lymphomas, which afflict approximately 240,000 patients in the United States, and rheumatoid arthritis, which afflicts approximately 2 million people in the United States. The Company's two antibody products for treatment of non-Hodgkin's B-cell lymphomas are being developed in collaboration with Genentech, Inc. ("Genentech") in the United States. C2B8 is being developed in collaboration with Genentech's affiliate, F. Hoffmann-La Roche Ltd ("Hoffmann-La Roche"), worldwide except in the United States and Japan, and with Zenyaku Kogyo, Ltd. ("Zenyaku") in Japan. The Company's lead PRIMATIZED antibody product for the treatment of rheumatoid arthritis is being developed worldwide in collaboration with SmithKline Beecham. IDEC Pharmaceuticals has seven additional product candidates in various stages of development.

                                   BACKGROUND

         Antibodies and the Immune System

   The immune system is composed of specialized cells, including B cells and T cells, that function in the recognition, destruction and elimination of disease causing foreign substances and of virally infected or malignant cells. The role of these specialized cells is determined by receptors on the cell surface which govern the interaction of the cell with foreign substances and with the rest of the immune system. For example, each differentiated B cell of the immune system has a different antibody anchored to its surface which serves as a receptor to recognize foreign substances. This antibody then triggers the production of additional antibodies which as free-floating molecules bind to and eliminate these foreign substances. Each foreign substance is individually identifiable by structures on its surface known as antigens, which serve as binding sites for the specific antibodies. T cells play more diverse roles, including the identification and destruction of virally infected or malignant cells.

   A variety of technologies have been developed to produce antibodies as therapeutic agents. These include hybridoma technology and molecular biology techniques such as gene cloning and expression, which can now be applied to the generation, selection and production of hybrid monoclonal antibody varieties known as chimeric and humanized antibodies, as well as strictly human antibodies. Chimeric antibodies are constructed from portions of non-human species (e.g., mouse) antibodies and human antibodies. In these applications, the portion of the antibody responsible for antigen binding (the "variable region") is taken from a non-human antibody and the remainder of the antibody (the "constant region") is taken from a human antibody. Compared to mouse ("murine") monoclonal antibodies, chimeric antibodies generally exhibit lower immunogenicity (the tendency to trigger an often adverse immune response such as a human anti-mouse antibody, or "HAMA" response), are cleared more slowly from the body and function more naturally in the human immune system.
Humanized antibodies can be constructed by grafting several small pieces of a murine antibody's variable region onto a constant region framework provided by a human antibody. This process, known as "CDR grafting," reduces the amount of foreign materials in the antibody, rendering it closer to a human antibody. However, the construction of humanized antibodies by CDR grafting requires complex computer modeling, and the properties of the resulting antibody are not completely predictable and may, in fact, still trigger a HAMA response.

         Non-Hodgkin's B-cell Lymphomas

   As with other cell types in the body, B cells and T cells may become malignant and grow as immune system tumors, such as lymphomas. Non-Hodgkin's B-cell lymphomas are cancers of the immune system which currently afflict approximately 240,000 patients in the United States. Although there are treatments for non-Hodgkin's B-cell lymphomas, there are currently no products in the United States that have been approved by the FDA for use in treating these cancers. Non-Hodgkin's B-cell lymphomas are diverse with respect to prognosis and treatment, and are generally classified into one of three groups (low, intermediate or high grade) based on histology and clinical features. The Company estimates that approximately 156,000 patients in the United States have low grade, 70,000 have intermediate grade, and 14,000 have high grade non-Hodgkin's B-cell lymphoma. Patients with low grade lymphomas have a fairly long life expectancy from the time of diagnosis (median survival 6.6 years), despite the fact that low grade lymphomas are almost always incurable. Intermediate grade and high grade lymphomas are more rapidly growing forms of these cancers, which in a minority of cases can be cured with early, aggressive chemotherapy. New diagnoses of non-Hodgkin's lymphomas have increased approximately 7% annually over the past decade, with 53,600 new diagnoses estimated for 1997. The increase is due in part to the increasing prevalence of lymphomas in the AIDS patient population. In approximately 90% of the cases in the United States, non-Hodgkin's lymphomas are of B-cell origin, the remainder are T-cell lymphomas.

   Owing to the fluid nature of the immune system, B-cell lymphomas are usually widely disseminated and characterized by multiple tumors at various sites throughout the body at first presentation. Treatment courses with chemotherapy or radiation therapy are the current standard of care and often result in a limited number of remissions for patients with B-cell lymphomas. The majority of patients in remission will relapse and ultimately die either from their cancer or from complications of standard therapy. Fewer patients achieve additional remissions following relapse and those remissions are generally of shorter duration as the tumors become increasingly resistant to subsequent courses of chemotherapy. Therapeutic product development efforts for these cancers have focused on both improving treatment results and minimizing the toxicities associated with standard treatment regimens. Immunotherapies with low toxicity and demonstrated efficacy can be expected to reduce treatment and hospitalization costs associated with side effects or opportunistic infections, which can result from the use of chemotherapy and radiation therapy.

         Autoimmune and Inflammatory Diseases

   Rheumatoid arthritis, systemic lupus erythematosus ("SLE"), psoriasis, inflammatory bowel disease ("IBD") and multiple sclerosis ("MS") are autoimmune and inflammatory diseases that require ongoing therapy and afflict more than 6 million patients in the United States. Of these, approximately 2 million people are afflicted with rheumatoid arthritis. Autoimmune disease occurs when the patient's immune system goes awry, initiating a cascade of events which results in an attack by the patient's immune system against otherwise healthy tissue and often includes inflammation of the involved tissue. In rheumatoid arthritis, the disease attacks the synovial lining of the patient's joints, usually resulting in the destruction of the joints of the hands, hips and knees. The patient's condition evolves from constantly painful joints to the disability of deformed, misaligned joints. Autoimmune diseases such as rheumatoid arthritis are typically treated with products such as steroids and nonsteroidal, anti-inflammatory agents and with other therapies, all of which are limited for several reasons, including their lack of specificity and ineffectiveness when used chronically. Furthermore, steroids suppress the immune system and make the patient susceptible to infections while nonsteroidal, anti-inflammatory agents have been implicated in the formation of gastro-intestinal ulcerations.

         Antibodies and the Regulation of Immune System Cells

   Monoclonal antibodies may be used to bind to specific subsets of human immune system cells and may act to deplete or to suppress the activity of the targeted cells. Indeed, the high specificity of monoclonal antibodies enables them to discriminately act against different types of B cells or T cells. Depletion of diseased immune cells or suppression of disease-causing immune activities may be possible by using antibodies that attach to specific determinants on the surface of target immune system cells. In particular, the individual B and T cells of the immune system express a broad variety of surface determinants (cell surface markers). Such determinants not only differentiate one cell type from another, but also differentiate individual cells from other cells with specificity for different antigens.

                        IDEC PHARMACEUTICALS' TECHNOLOGY

   IDEC Pharmaceuticals is developing products for the long term management of cancers and autoimmune and inflammatory diseases. The Company's antibody products bind to specific subsets of human immune system cells and act to deplete or to suppress the activity of these targeted cells. These antibody products are administered intravenously and target cells located in easily accessible compartments of the body, specifically the blood, the lymphatic fluid and the synovial fluid. Where consistent with its business strategy, the Company seeks to in-license technologies that complement and expand its existing technology base.

   For treatment of non-Hodgkin's B-cell lymphomas, the Company's products target a cell surface marker known as CD20 which is present only on B cells but not on B cell precursors. These products act to reduce total B cell levels, including both malignant and normal B cells. The depletion of normal B cells observed in clinical experience, to date, has been only temporary, with regeneration occurring within months. The Company believes that the successful development of immunotherapeutic agents, such as IDEC-C2B8 and IDEC-Y2B8, will complement and, in some cases, replace chemotherapeutic agents in the treatment of non-Hodgkin's B-cell lymphomas.

   Due to their specificity and affinity for cell surface receptors, monoclonal antibodies are also an attractive means by which to treat autoimmune diseases. Attachment of monoclonal antibodies to specific cell surface receptors can be used to suppress aberrant and unwanted immune activity. Historically, however, the use of monoclonal antibodies as an ongoing therapy has been limited by the body's rejection of the mouse-derived components of the antibodies. Murine monoclonal antibodies, which are structurally different from human antibodies, tend to trigger adverse immune reactions when used as therapies. These reactions include a HAMA response in which the patient's immune system produces antibodies against the therapeutic antibody, thus limiting its effectiveness.

   The Company has developed a proprietary PRIMATIZED antibody technology to overcome HAMA responses and to avoid other immunogenicity problems by developing monoclonal antibodies from primate, rather than mouse, B cells. These antibodies are characterized by their strong similarity to human antibodies and by the absence of mouse components. In March 1996, the Company received a Notice of Allowance for a United States patent application claiming the Company's PRIMATIZED antibodies. Underlying this proprietary technology is the Company's discovery that macaque monkeys produce antibodies that are structurally indistinguishable from human antibodies in their variable (antigen-binding) regions. Further, the Company found that the macaque monkey can be immunized to make antibodies that react with human, but not with macaque, antigens. Genetic engineering techniques are then used to isolate the portions of the macaque antibody gene which encode the variable region from a macaque B cell. This genetic material is combined with constant region genetic material from a human B cell and inserted into a host cell line which then expresses the desired antibody specific to the given antigen. The result is a part human, part macaque PRIMATIZED antibody which appears structurally to be so similar to human antibodies that it may be accepted by the patient's immune system as "self." This development allows the possibility of therapeutic intervention in chronic diseases or other conditions that are not amenable to treatment with antibodies containing mouse components.

   The Company has also discovered a proprietary antigen formulation, PROVAX, which has shown the ability to induce cellular immunity, manifested by cytotoxic T lymphocytes, in animals immunized with protein antigens. Cellular immunity is a counterpart to antibody-based immunity and is responsible for the direct destruction of virally infected and malignant cells. PROVAX is a combination of defined chemical entities and may provide a practical means for the development of effective immunotherapies that act through the induction of both antibody and cell-mediated immunity. A United States patent has been issued to the Company covering the PROVAX technology. The Company believes such immunotherapies may be useful for the treatment of certain cancers and viral diseases. Preliminary studies also indicate that PROVAX can be safely administered by injection to human subjects. The Company intends to make PROVAX available through licenses and collaborations to interested partners for development of immunotherapeutic vaccines.


                       PRODUCT DEVELOPMENT AND RESEARCH PROGRAMS

          Immune System Cancers

   IDEC Pharmaceuticals' primary objective with respect to treating non-Hodgkin's B-cell lymphomas is to use its pan-B antibodies to target, bind to and selectively eliminate both the patient's normal and malignant B cells.

   IDEC-C2B8. IDEC-C2B8 is a genetically engineered, chimeric pan-B antibody designed to harness the patient's own immune mechanisms to destroy tumor cells. Laboratory studies performed by the Company have shown that the antibody attaches to the CD20 antigen on B cells and activates a group of proteins known as "complement," leading to normal and malignant B-cell destruction. Additionally, the antibody, when bound to the CD20 antigen, recruits macrophages and natural killer cells to attack the B cell. Through these and other mechanisms, the antibody utilizes the body's immune defenses to lyse (rupture) and deplete B cells. B cells have the capacity to regenerate from early precursor cells that do not express the CD20 determinant. The depletion of normal B cells observed in clinical experience to date has been only temporary, with normal B cell regeneration occurring within months. The capacity of a tumor to regrow after treatment with IDEC-C2B8 will depend on the number of malignant B cells, or malignant B-cell precursors (if the malignancy first appeared within a precursor cell), remaining after treatment.

   In 1996, the Company and Genentech completed a pivotal Phase III trial of IDEC-C2B8 at over 30 clinical sites including leading cancer centers in the United States and Canada. In this Phase III open label, single arm testing of IDEC-C2B8 as a single agent therapeutic, each of the patients participating in the study received four infusions of the antibody on an outpatient basis during a 22-day period. Of 151 evaluable patients, 76 responded to treatment with IDEC-C2B8, for an overall response rate of 50%. Nine of these responses were complete responses (6%) and 67 were partial responses (44%). Of the responding patients, 70% were still in remission at over nine months' median follow-up. Patients continue to be followed.

   The adverse events associated with IDEC-C2B8 are mostly infusion-related. These side effects consist primarily of mild to moderate flu-like symptoms (e.g., fevers, chills) and occur with greatest frequency upon initial administration. The symptoms are limited in duration to the period of infusion, may be ameliorated with oral acetaminophen and diphenhydramine and decrease significantly in frequency with subsequent infusions.

   In addition to these findings, the Company observed the disappearance from the patients bone marrow of bcl-2, a chromosomal marker associated with malignant cells, which was present prior to treatment. The tumor marker gene reverted to negative in the peripheral blood of over 70% of the patients who were positive at baseline, and in the bone marrow of over 50% of patients who were positive at baseline. Researchers have previously reported clearance of this marker from bone marrow with marrow transplantation regimens incorporating ex vivo marrow purging and only rarely with chemotherapy regimens. However, the clinical significance of bcl-2 conversion has not yet been determined.

   The completion of this Phase III clinical trial supported the submission in February 1997, by the Company and Genentech, of BLA's to the FDA for IDEC-C2B8 (rituximab) as a single agent therapy for the treatment of relapsed low grade or follicular non-Hodgkin's lymphoma. Hoffmann-La Roche also submitted, through one of its subsidiaries in the European Union, a Marketing Authorization Application ("MAA") with the European Medicines Evaluation Agency ("EMEA") for marketing IDEC-C2B8 in Europe.

   In 1996, the Company completed a Phase II clinical trial of IDEC-C2B8 in combination with chemotherapy for the treatment of low-grade, B-cell lymphoma. In this trial, patients were given alternating cycles of IDEC-C2B8 and CHOP combination chemotherapy (a standard regimen of cyclophosphamide, doxorubicin, vincristine and prednisone), beginning and ending with the antibody. In this single arm trial, patients with low grade or follicular lymphoma received six doses of IDEC-C2B8 over 21 weeks. Within this same time period, they also received six cycles of CHOP chemotherapy. Of the 35 patients completing all treatments, 35 responded to treatment, for an overall response rate of 100%. Twenty-two patients (63%) achieved a complete response and 13 (37%) achieved a partial response. Patients tolerated the combination of IDEC-C2B8 and CHOP well; adverse events did not exceed those routinely observed with CHOP alone or those associated with IDEC-C2B8 alone, indicating compatibility of the two therapies. In addition, because IDEC-C2B8's mode of action is separate from that of conventional anti-cancer drugs, the two treatments do not exhibit overlapping toxicities. The addition of IDEC-C2B8 to the conventional chemotherapy regimen is designed to extend both the quality and duration of tumor remissions achievable with chemotherapy alone, without adding significantly to the toxicity of chemotherapy. This trial is an additional step in the development of this product to show the possible breadth of applications of antibody therapy for treatment of lymphomas.

   In 1996, the Company's strategic partner, Zenyaku, completed patient accrual for a Phase I multi-dose clinical study in Japan of IDEC-C2B8. Doses of 250 and 375 mg/m2 were administered by intravenous infusion weekly for four weeks to 12 patients with B-cell lymphoma. The clinical study is designed to study safety and toxicity.

   IDEC-Y2B8 and IDEC-In2B8. Due to the sensitivity of B-cell tumors to radiation, radiation therapy has historically played, and continues to play, an important role in the management of B-cell lymphomas. Radiation therapy currently consists of external beam radian focused on certain areas of the body with tumor burden. IDEC Pharmaceuticals is developing two antibody products which are intended to deliver targeted immunotherapy by means of injectable radiation to target sites expressing the CD20 determinant, such as lymphatic B-cell tumors. In clinical testing, IDEC-In2B8 is first used to image the patient's tumor and to provide information for determining the proper dose of the therapeutic product. The low energy gamma particle emitted by IDEC-In2B8 is detectable outside the body, thereby allowing an image to be taken. The companion therapeutic product, IDEC-Y2B8, provides targeted radiation therapy by emitting a high energy beta particle which is absorbed by surrounding tissue, leading to tumor destruction. The Company's objective with these products is to provide safer, more effective radiation therapy than is possible with external beam radiation and to provide this radiation therapy in an outpatient setting.

   IDEC-Y2B8 is an anti-CD20 murine antibody that is radiolabeled with the isotope yttrium-90. This radioisotope is well suited for therapeutic purposes because of its energy, radius of activity and half-life. It emits only beta radiation. Other radioisotopes, such as iodine-131, emit both beta and gamma radiation and at certain therapeutic doses require that the patient be hospitalized and isolated in a lead-shielded room for several days. In contrast, the beta particle emitted by yttrium-90 is absorbed by tissue immediately adjacent to the antibody. The Company believes that this short penetrating radiation will permit the use of the product in outpatient therapy.

   In August 1996, the Company initiated a Phase I/II clinical trial which incorporates both IDEC-Y2B8 and IDEC-C2B8. In this open label, Phase I/II clinical trial, patients with advanced, relapsed non-Hodgkin's B-cell lymphoma receive pretreatment with IDEC-C2B8 to maximize tumor localization and efficacy of subsequently administered IDEC-Y2B8.

   The Company completed a dose-escalating Phase I clinical trial with IDEC-Y2B8 in early 1995. Single doses of IDEC-Y2B8 showed clinical activity comparable to that of intensive, multiple dose, salvage chemotherapy, with response durations exceeding those of the patients' most recent chemotherapy.

         Autoimmune and Inflammatory Products

   IDEC Pharmaceuticals is developing a new class of antibodies, termed PRIMATIZED antibodies, that are of part human, part macaque monkey origin. These antibodies are structurally similar to, and potentially indistinguishable by a patient's immune system from, human antibodies. PRIMATIZED antibodies may provide therapeutic intervention for diseases or conditions not amenable to chronic treatment with mouse-derived antibodies. The Company's objective with its PRIMATIZED antibodies is to provide therapies that can be used to control autoimmune diseases characterized by overactive immune functions. The Company has entered into research and development collaborations with SmithKline Beecham p.l.c. ("SmithKline Beecham"), Mitsubishi Chemical Corporation ("Mitsubishi"), Seikagaku Corporation ("Seikagaku") and Eisai Co. Ltd. ("Eisai") which all utilize the Company's PRIMATIZED technology and which target distinct, cell surface determinants. See "--License and Technology Related Agreements."

   PRIMATIZED IDEC-CE9.1. Through its collaboration with SmithKline Beecham, IDEC Pharmaceuticals is developing therapeutic products for the treatment of autoimmune disease based on PRIMATIZED anti-CD4 antibodies. In order to develop a PRIMATIZED anti-CD4 antibody, Company scientists immunized macaque monkeys with the human CD4 antigen and harvested the resulting antibody-producing immune cells. The gene responsible for the production of the desired anti-CD4 antibody was isolated and used to develop the PRIMATIZED anti-CD4 antibody, IDEC-CE9.1. This antibody consists of a variable region from a macaque monkey and a constant region, that portion responsible for interaction with the immune system, from a human. Upon analysis of the amino acid sequences comprising the IDEC-CE9.1 antibody, its structure was found to be indistinguishable from antibodies normally produced by humans. In addition, IDEC-CE9.1 binds tightly to the CD4 antigen and exhibits desirable immunosuppressive activities.

   In December 1996, SmithKline Beecham initiated a multinational Phase III trial of IDEC-CE-9.1/SB 210396. This randomized, placebo-controlled Phase III trial is intended to demonstrate efficacy of several regimens in relieving the signs and symptoms of rheumatoid arthritis as defined by the American College of Rheumatology ("ACR 20 criteria"). The effects on disease progression will also be measured. Based on the Phase II experience, Phase III dosing has been slightly modified. Patients in the current Phase III trial will receive either twice weekly doses, weekly doses or placebo during the first month of treatment. This "induction" regimen will be followed by periodic administration of single doses of IDEC-CE9.1 with a goal of maintaining or extending disease remissions while reducing the frequency of drug administration.

   In October 1996, the Company and SmithKline Beecham completed a Phase II clinical trial of IDEC-CE9.1. The Phase II trial was a placebo- controlled study of IDEC-CE9.1 in which a total of 122 evaluable patients received either 40mg, 80mg or 140mg intravenous doses of IDEC-CE9.1 or intravenous placebo. Patients were randomized to treatment after withdrawal from DMARD therapy and a four-week period of disease stabilization. The respective doses were administered twice weekly over a four-week period. A clinically significant treatment response, as measured in accordance with the ACR 20 criteria, was experienced by 77% of the patients in the highest dosage group (140mg). Likewise, 47% of patients responded to treatment in the 80mg group, and 42% responded in the 40mg group compared to 17% of patients in the placebo group. The ACR 20 guidelines require an improvement in tender and swollen joint counts that is at least more than 20%, along with improvement in three of five other disease-related categories. In the 140mg, 80mg and 40mg groups, the median time to clinical response was one week, two weeks and two and one-half weeks, respectively. Treatment of the 140mg group was discontinued due to the development of mild to moderate rashes in three patients; however, this adverse event was not observed in the other dose groups. In addition, IDEC Pharmaceuticals and SmithKline Beecham have begun expanding their investigation of IDEC-CE9.1 for potential use in the treatment of asthma.

   In trials to date, IDEC-CE9.1 has been very well tolerated without serious adverse events at doses associated with clinical improvement. This experience suggests potential for an improved safety profile compared to the current so-called DMARDS used in rheumatoid arthritis such as methotrexate, corticosteroids and gold compounds. Further, in contrast to mouse-derived antibodies, IDEC-CE9.1 has not been associated with serious infusion-related adverse events.

   PRIMATIZED Anti-B7. In November 1993, the Company entered into a research and development collaboration with Mitsubishi that focuses on the development of PRIMATIZED antibodies directed at a B7 determinant. This B7 determinant appears on the surface of antigen-presenting cells and is involved in the interaction of these cells with T cells in triggering a cascade of immune system responses. Antibodies directed at B7 determinants may block this cascade and, therefore, may be useful in preventing unwanted immune responses in certain inflammatory and chronic autoimmune conditions. Mitsubishi has actively shared in the development process, generating animal models and participating in research with the Company. This effort has resulted in the identification of a PRIMATIZED antibody lead candidate which will undergo preclinical testing, process development and manufacturing of clinical material during 1997.

   PRIMATIZED Anti-CD23. In December 1994, the Company entered into a collaboration with Seikagaku aimed at the development of PRIMATIZED anti-CD23 antibodies for the potential treatment of allergic rhinitis, asthma and other allergic conditions. Antibodies against the CD23 receptor on certain white blood cells inhibit the production of an immune system molecule called immunoglobulin class E, or IgE, which is known to trigger allergic conditions. At the same time, anti-CD23 antibodies do not affect the production of the immunoglobulins (the patient's own antibodies) responsible for granting protective immunity to infectious agents. Thus, PRIMATIZED anti-CD23 antibodies may provide a unique new approach to treating chronic illness such as allergic rhinitis and asthma. This effort has resulted in the identification of a PRIMATIZED antibody lead candidate which will undergo preclinical testing, process development and manufacturing of clinical material during 1997.

   Humanized and PRIMATIZED Anti-gp39. In December 1995, the Company entered into a research and development collaborative agreement with Eisai. The collaboration focuses on developing humanized and PRIMATIZED antibodies against the gp39 antigen. This antigen, also referred to as the CD40 ligand, is an essential immune system trigger for B-cell activation and antibody production. Potential target indications include transplantation and antibody-mediated autoimmune diseases such as idiopathic thrombocytopenic purpura ("ITP") and SLE.

   The development of a humanized anti-gp39 antibody is based on technology that the Company licensed from Dartmouth University where researchers have shown that the binding of gp39 to its CD40 receptor on B cells is essential for proper immune system function. These researchers generated anti-gp39 antibodies that blocked this T-cell and B-cell interaction and halted disease progression in a variety of animal models of disease characterized by abnormal or unwanted immune response. Moreover, when researchers ended the animals' anti-gp39 treatments, the animals' antibody-producing capacity returned to normal levels, but their disease remained suppressed. Treatment with the anti-gp39 antibodies appeared to have reset the animals' immune systems and restored a normal immune response. Under the collaborative agreement, the Company and Eisai have agreed to develop a humanized anti-gp39 antibody and launch additional efforts to develop a second generation, PRIMATIZED anti-gp39 antibody. This effort has resulted in the identification of a humanized anti-gp39 antibody lead candidate which will undergo preclinical testing, process development and manufacturing of clinical trial material in early 1997.

   Other Products

   The Company has discovered certain other products through the application of its technology platform.

   Human Anti-RSV Antibodies. The Company has applied its technology to the discovery and generation of fully human antibodies directed against the respiratory syncytial virus ("RSV") which infects the lungs. RSV is responsible for approximately 100,000 hospitalizations in the United States each year. The Company intends to seek a commercial strategic partner with an infectious disease franchise to conduct human clinical studies and to commercialize the anti-RSV antibodies.

   PROVAX. The Company has developed a proprietary antigen formulation, PROVAX, that when mixed with soluble antigens, safely induces antibody responses. CTLs are important effectors of the immune response against virally infected or cancerous cells and act by recognizing specific antigen fragments on those cells. The Company announced in December 1995 that it had received a notice of allowance for a United States patent covering methods using PROVAX to induce specific CTL-mediated responses in humans and animals. The Company intends to seek strategic partners for the development of PROVAX as an antigen formulation for therapeutic vaccines.

   Research and development expenses of the Company were $26.8 million, $22.5 million and $21.2 million in 1996, 1995 and 1994, respectively, of which approximately 53%, 46% and 76%, respectively, was sponsored by the Company and the remainder of which was funded pursuant to product development collaboration arrangements. See "License and Technology-Related Agreements."


                                 MANUFACTURING

   From its inception, the Company has focused on establishing and maintaining a leadership position in cell culture techniques for antibody manufacturing. Cell culture provides a method for manufacturing of clinical and commercial grade protein products by reproducible techniques at various scales, up to many kilograms of antibody. The Company's state-of-the-art manufacturing facility is based on the suspension culture of mammalian cells in stainless steel vessels. Suspension culture fermentation provides greater flexibility and more rapid production of the large amounts of antibodies required for pivotal trials than the bench scale systems that were previously utilized by the Company. During 1995, the Company doubled the cell culture manufacturing capacity of its facility with the installation of a second 2,750-liter production vessel that is supported by existing upstream and downstream equipment. Consequently, the Company believes it may be able to utilize its current facility for the early commercialization of IDEC-C2B8 in the United States prior to relying on additional capacity from a larger manufacturing plant currently under construction by Genentech. However, commercial sale of product manufactured at the Company's manufacturing facility may occur only after approval of a BLA including facility inspection by the FDA. See "--Government Regulation." During 1996, the Company added a clinical manufacturing area to supplement its existing manufacturing facility. The clinical manufacturing area has the capacity to manufacture limited preclinical and clinical quantities of its product candidates now under development.

   During 1996, the Company manufactured IDEC-C2B8, IDEC-Y2B8, IDEC-In2B8 and other product candidates for clinical trials at its manufacturing facility in San Diego, California. The Company anticipates that its facility in San Diego should provide sufficient production capacity to meet clinical and early commercial requirements of IDEC-C2B8. The Company is relying on Genentech to fulfill long term manufacturing demands for its IDEC-C2B8 product and SmithKline Beecham to fulfill all of the manufacturing requirements for IDEC-CE9.1. The Company is considering the addition of another manufacturing facility to meet its long term requirements for its future pipeline products.

   In November 1996, the Company contracted with Covance for the manufacture of the Company's antibodies, IDEC-Y2B8 and IDEC-In2B8, for the radiolabeled treatment of non-Hodgkin's lymphoma that the Company is developing in partnership with Genentech. The Company is dependent upon Covance to fulfill its manufacturing demands for its clinical development of IDEC-Y2B8 and IDEC-In2B8.

   The Company has developed a method of engineering mammalian cell cultures using a proprietary gene expression technology that rapidly and reproducibly selects for stable cells, producing high levels of desired proteins.

This technology allows the efficient production of proteins at yields that may be significantly higher, and costs that may be significantly lower, than current, competing cell culture methods. In February 1997, the Company received a Notice of Allowance for two United States patent applications covering the Company's proprietary gene expression technology. IDEC Pharmaceuticals has successfully applied this technology to the commercial scale production of IDEC-C2B8.

   The Company has made its production technology platform available for licensing to a small number of other biopharmaceutical and pharmaceutical companies. This technology has been licensed to Genentech, Chugai and Boehringer Ingelheim GmbH. Additionally, the Company is applying its gene expression technology on a contract basis to develop specific high yielding cell lines for firms seeking to shorten product development cycles and reduce production costs. In 1996, the Company completed cell line development contracts with Hoffmann-La Roche, Biogen and Pharmacia & Upjohn and a manufacturing contract with OraVax, Inc.


                       PATENTS AND PROPRIETARY TECHNOLOGY

   The biopharmaceutical field is characterized by a large number of patent filings. A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Particularly in the monoclonal antibody field, competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or similar to those of the Company. To date, no consistent policy has emerged regarding the breadth of claims allowed in biopharmaceutical patents. There can be no assurance that patents do not exist in the United States or in foreign countries or that patents will not be issued that would have an adverse effect on the Company's ability to market its products. Accordingly, the Company expects that commercializing monoclonal antibody-based products may require licensing and/or cross-licensing of patents with other companies in the field. There can be no assurance that the licenses, which might be required for the Company's processes or products, would be available on commercially acceptable terms, if at all. The ability to license any such patents and the likelihood of successfully contesting the scope or validity of such patents are uncertain and the costs associated therewith may be significant. If the Company is required to acquire rights to valid and enforceable patents but cannot do so at a reasonable cost, the Company's ability to manufacture or market its products would be materially adversely affected.

   IDEC Pharmaceuticals has title or exclusive rights to one issued and six allowed United States patents, 29 United States patent applications and numerous corresponding foreign patent applications. Certain other patents and/or applications owned by third parties have been exclusively licensed, as in the case of anti-gp39 technology licensed from Dartmouth University, or non-exclusively licensed by IDEC Pharmaceuticals. The Company has filed trademark applications in the United States, Canada and in certain international markets for the trademarks "PRIMATIZED," "PROVAX" and "IDEC Pharmaceuticals." "IDEC Pharmaceuticals" and "PRIMATIZED" have been registered as trademarks in the United States.

   The Company has a pending United States patent application and foreign counterparts broadly directed to its pan-B antibody technology, including IDEC-C2B8, and the radioimmunoconjugates, IDEC-Y2B8 and IDEC-In2B8. The Company's radioimmunoconjugate products include a patented chelating agent that is nonexclusively licensed to the Company. The Company has received a Decision to Grant from the European Patent Office on a patent covering IDEC-C2B8. Genentech, IDEC Pharmaceuticals' collaborative partner for IDEC-C2B8, has recently secured an exclusive license to a United States patent and counterpart foreign patent applications assigned to Xoma Corporation ("XOMA") that relate to chimeric antibodies against the CD20 antigen. Genentech has granted IDEC Pharmaceuticals a sublicense to make, have made, use, and sell certain products, including IDEC-C2B8, under such patents/applications. Genentech and the Company will share certain up front licensing fees and any royalties due to XOMA in the Genentech/IDEC co-promotion territory.

   The Company has filed for worldwide patent protection on its PRIMATIZED antibody technology and its proprietary gene expression technology. In March 1996, the Company received a Notice of Allowance for a United States patent application claiming the Company's PRIMATIZED antibodies and in February 1997, the Company received Notices of Allowance for two United States patent applications covering its proprietary gene expression technology. These applications generically and specifically cover the Company's PRIMATIZED antibody and proprietary gene expression technology.

   PROVAX, the Company's antigen formulation, is the subject matter of an issued United States Patent; foreign counterparts are pending. In addition, United States and foreign patent applications have been filed on aspects of the Company's proprietary high-yield gene expression technology. Specifically, the Company is aware of several patents and patent applications which may affect the Company's ability to make, use and sell its products, including:

         (i) United States patent applications and foreign counterparts filed by Bristol-Myers that disclose antibodies to a B7 antigen.

         (ii) A recently issued United States patent assigned to Columbia University which the Company believes has been exclusively licensed to Biogen, disclosing monoclonal antibodies to the 5C8 antigen found on T cells. The Company believes the 5C8 antigen and gp39, the target for the Company's anti-gp39 antibodies and its collaboration with Eisai, may be the same protein expressed on the surface of T cells.

         (iii) A number of issued patents that relate to various aspects of radioimmunotherapy or to methods of treating patients with anti-CD4 antibodies.

         (iv) An issued United States patent assigned to Burroughs Wellcome that relates to expression of immunoglobulins in CHO cells.

   The owners, or licensees of the owners, of these patents may assert that one or more of the Company's products infringe one or more claims of such patents. If legal action is commenced against the Company to enforce any of these patents and the plaintiff in such action prevails, the Company could be prevented from practicing the subject matter claimed in such patents. In such event or under other appropriate circumstances, the Company may attempt to obtain licenses to such patents. However, no assurance can be given that any owner would license the patents to the Company, at all or on terms that would permit commercialization of the Company's products using such technology. An inability to commercialize such products would have a material adverse effect on the Company's operations and ability to pursue its long-term objectives.

   If the Company is required to enforce any of its patents, such enforcement may require the use of substantial financial and human resources of the Company. The Company may also have to participate in interference proceedings if declared by the United State Patent and Trademark Office to determine priority of invention, which typically take years to resolve and could also result in substantial costs to the Company.

   Moreover, should the Company need to circumvent existing patents, substantial delays and expense in product redesign and development or significant legal expense and uncertainty in asserting noninfringement, invalidity and/or unenforceability of any patent may also result. The Company also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect such rights.

   IDEC Pharmaceuticals requires its employees, consultants, outside scientific collaborators and sponsored researchers and other advisers to execute confidentiality agreements upon the commencement of employment or consulting relationships with the Company. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with IDEC Pharmaceuticals is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees of the Company, the agreement provides that all inventions conceived by such employees shall be the exclusive property of the Company. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information.


                   LICENSE AND TECHNOLOGY RELATED AGREEMENTS

   The Company has entered into one or more strategic partnering arrangements for each of its principal product development programs. Through these strategic partners, the Company is funding a significant portion of its product development costs and is capitalizing on the production, development, regulatory, marketing and sales capabilities of its partners. Unless otherwise indicated, the amounts shown below as potential payments include license fees, research and development fees and, with respect to Genentech, SmithKline Beecham and Zenyaku, equity investments, but do not include potential royalties. The Company's entitlement to such payments depends on achieving milestone events related to development, clinical trials results and regulatory approvals and other factors. These arrangements include:

   Genentech Inc. In March 1995, the Company and Genentech entered into a collaborative agreement for the clinical development and commercialization of the Company's anti-CD20 monoclonal antibody, IDEC-C2B8, for the treatment of non-Hodgkin's B-cell lymphomas. In February 1996, the parties extended this collaboration to include two radioconjugates, IDEC-Y2B8 and IDEC-In2B8. Concurrent with the collaborative agreement, the Company and Genentech also entered into an expression technology license agreement for a proprietary gene expression technology developed by the Company and a preferred stock purchase agreement providing for certain equity investments in the Company by Genentech. Under the terms of these agreements, the Company may receive payments totaling $57.0 million, subject to the attainment of certain milestone events, of which $31.0 million has been recognized as of December 31, 1996. In addition, the Company and Genentech will co-promote IDEC-C2B8 and IDEC- Y2B8 in the United States and the Company and Genentech's sublicensee will co-promote IDEC-C2B8 in Canada with the Company receiving a share of profits. Genentech will retain commercialization rights throughout the rest of the world, except in Japan where Zenyaku will be responsible for development, marketing and sales. Genentech has granted Hoffmann-La Roche marketing rights outside of the United States. The Company will receive royalties on sales outside the United States and Canada. Additionally, pursuant to an expression technology license agreement, the Company is entitled to receive royalties on sales of Genentech products manufactured with the Company's proprietary gene expression technology. Genentech may terminate this agreement for any reason beginning on the date of availability of data from the first Phase III clinical trial of IDEC-C2B8. In connection with the collaboration, Genentech purchased shares of the Company's convertible preferred stock. The collaborative agreement between the Company and Genentech provides two independent mechanisms by which either party may purchase or sell its rights in the co-promotion territory from/to the other party. Upon the occurrence of certain events that constitute a change of control of the Company, Genentech may elect to present an offer to the Company to purchase the Company's co-promotion rights. The Company must then accept Genentech's offer or purchase Genentech's co-promotion rights for an amount scaled (using the profit sharing ratio between the parties) to Genentech's offer. Under a second mechanism, after a specified period of commercial sales and (i) upon a certain number of years of declining co-promotion profits or
(ii) if Genentech files for U.S. regulatory approval on a competitive product during a limited period of time, either party may offer to purchase the other party's co-promotion rights. The offeree may either accept the offer price or purchase the offeror's co-promotion rights at the offer price scaled to the offeror's share of co-promotion profits.

   SmithKline Beecham, p.l.c. In October 1992, the Company and SmithKline Beecham entered into an exclusive worldwide collaborative research and license agreement limited to the development and commercialization of therapeutic products based on the Company's PRIMATIZED anti-CD4 antibodies. Under the terms of this agreement, the Company may receive payments in excess of $60.0 million, subject to the attainment of certain milestone events, of which $32.6 million has been recognized as of December 31, 1996. The Company will receive funding for anti-CD4 related research and development programs, as well as royalties and a share of co-promotion profits in the United States and Canada on sales of products which may be commercialized as a result of the collaboration. At any time, SmithKline Beecham may terminate this agreement by giving the Company 30 days' written notice based on a reasonable determination that the products do not justify continued development or marketing. In connection with the collaboration, SmithKline Beecham purchased shares of common stock and warrants exercisable into common stock.

   Mitsubishi Chemical Corporation. In November 1993, the Company entered into a collaborative development agreement and a license agreement with Mitsubishi for the development of a PRIMATIZED anti-B7 antibody. The collaborative development agreement expired automatically on December 31, 1996. Under the terms of the agreements, the Company may receive payments totaling $12.2 million to fund research of the PRIMATIZED anti-B7 antibody, subject to the attainment of certain milestone events, of which $7.2 million has been recognized as of December 31, 1996. Under the license agreement, which remains in effect, the Company has granted Mitsubishi an exclusive license in Asia to make, use and sell PRIMATIZED anti-B7 antibody products. The Company will receive royalties on sales of the developed products by Mitsubishi. At any time, Mitsubishi may terminate the license agreement by giving the Company 30 days' written notice based on a reasonable determination that the products do not justify continued development or marketing or based on failure to reach milestones.

   Seikagaku Corporation. In December 1994, the Company and Seikagaku entered into a collaborative development agreement and a license agreement aimed at the development and commercialization of therapeutic products based on the Company's PRIMATIZED anti-CD23 antibodies. Under the terms of these agreements, Seikagaku may provide up to $26.0 million in milestone payments and support for research and development, subject to the attainment of certain milestone events, of which $8.0 million has been recognized as of December 31, 1996. Under the agreement, Seikagaku has received exclusive rights in Europe and Asia to all products emerging from the collaboration. The Company will receive royalties on eventual product sales by Seikagaku. At any time, Seikagaku may terminate this agreement by giving the Company 60 days' written notice based on a reasonable determination that the products do not justify continued development or marketing.

   Eisai Co., Ltd. In December 1995, the Company and Eisai entered into a collaborative development agreement and a license agreement aimed at the development and commercialization of humanized and PRIMATIZED anti-gp39 antibodies. Under the terms of these agreements, Eisai may provide up to $37.5 million in milestone payments and support for research and development, subject to the attainment of certain milestone events, of which $10.8 million has been recognized as of December 31, 1996. Eisai will receive exclusive rights in Asia and Europe to develop and market resulting products emerging from the collaboration, with the Company receiving royalties on eventual product sales by Eisai. At any time, Eisai may terminate this agreement by giving the Company 60 days' written notice based on a reasonable determination that the products do not justify continued development or marketing.

   Boehringer Ingelheim International GmbH and Chugai Pharmaceutical Co., Ltd. In January 1997, the Company and Boehringer Ingelheim International GmbH ("Boehringer Ingelheim") and in March 1996, the Company and Chugai entered into worldwide license agreements (co-exclusive with IDEC Pharmaceuticals, Genentech and up to one additional company) for IDEC Pharmaceuticals' proprietary gene expression technology. As part of the agreements, Boehringer Ingelheim and Chugai will pay license issue fees and royalties on sales of products manufactured using the technology.


                             GOVERNMENT REGULATION

   The testing, manufacturing, labeling, advertising, promotion, export and marketing, among other things, of the Company's proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, the Company believes that its products will be regulated by the FDA as biologics. Manufacturers of biologics may also be subject to state regulation.

   The steps required before a biologic may be approved for marketing in the United States generally include (i) preclinical laboratory tests and animal tests, (ii) the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a PLA and ELA, or in certain circumstances (discussed below) a BLA, (v) FDA review of the PLA and the ELA, or, where applicable, the BLA, and (vi) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is made to assess compliance with cGMP. The testing and approval process requires substantial time, effort and financial resources and there can be no assurance that any approval will be granted on a timely basis, if at all.

   Preclinical tests include laboratory evaluation of the product, as well as animal studies to assess the potential safety and efficacy of the product. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time raises concerns or questions about the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. There can be no assurance that submission of an IND will result in the FDA allowing it to become effective.

   Clinical trials involve the administration of the investigational product to healthy volunteers or patients under the supervision of a qualified principal investigator. Further, each clinical study must be reviewed and approved by an independent Institutional Review Board.

   Clinical trials typically are conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the drug is usually tested for safety (adverse effects), dosage tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics. Phase II usually involves studies in a limited patient population to (i) evaluate preliminarily the efficacy of the drug for specific targeted indications, (ii) determine dosage tolerance and optimal dosage and
(iii) identify possible adverse effects and safety risks. Phase III trials generally further evaluate clinical efficacy and test further for safety within an expanded patient population.

   In the case of products for severe or life-threatening diseases, the initial human testing is sometimes done in patients rather than in healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide evidence of efficacy traditionally obtained in Phase II trials. These trials are frequently referred to as "Phase I/II" trials. Furthermore, the FDA may suspend clinical trials at any time on various grounds including a finding that the subjects or patients are being exposed to an unacceptable health risk.

   The results of the preclinical studies and clinical studies, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of a PLA/ELA or BLA requesting approval to market the product. Before approving a PLA/ELA or BLA, the FDA will inspect the facilities at which the product is manufactured, and will not approve the product unless cGMP compliance is satisfactory. The FDA may deny a PLA/ELA or BLA if applicable regulatory criteria are not satisfied, require additional testing or information, and/or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurance that FDA approval of any PLA/ELA or BLA submitted by the Company will be granted on a timely basis or at all. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed.

   On May 14, 1996, the FDA adopted a new regulation, effective May 24, 1996, regarding the license application process for certain biological products. Those biological products that fall within the regulation will be reviewed on the basis of a single BLA, rather than a PLA/ELA. The BLA includes the same information as the current PLA, but certain of the data now required as part of the ELA does not have to be submitted or reviewed during the approval process. This new rule is intended, at least in part, to lessen the regulatory burden on manufacturers of certain biologics and accelerate the approval process. The Company believes that its products currently in clinical trials fall within the new regulation as monoclonal antibody products for invivo use. There can be no assurance, however, that the FDA will consider the new regulation applicable to any of the Company's products, or that the BLA process, if applicable to the Company's products, will have the intended effect of reducing review times.

   Additionally, in March 1996, the FDA announced a new policy intended to accelerate the approval process for cancer therapies. Previously, cancer therapies have been approved primarily on the basis of data regarding patient survival rates and/or improved quality of life. Evidence of partial tumor shrinkage, while often part of the data relied on for approval, was considered insufficient by itself to warrant approval of a cancer therapy, except in limited situations. Under the FDA's new policy, which became effective immediately, the FDA has significantly broadened the circumstances in which evidence of partial tumor shrinkage is considered sufficient for approval. This policy is intended to make it easier to study cancer therapies and shorten the total time for marketing approvals.

   As a general matter, data regarding partial tumor shrinkage can be developed in less time than survival data, and it may therefore be possible under this policy to submit a BLA (or PLA/ELA if necessary) for cancer therapies earlier than had previously been anticipated. There can be no assurance, however, that the FDA's new policy will be deemed to apply to IDEC-C2B8 or any of the Company's other products, or that, if applicable, the policy will, in fact, accelerate the approval process. Moreover, the accelerated approval process does not necessarily increase the likelihood that any of the Company's products will be approved by the FDA.

   Both before and after approval is obtained, violations of regulatory requirements, may result in various adverse consequences including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market and/or the imposition of criminal penalties against the manufacturer and/or license holder. For example, license holders are required to report certain adverse reactions to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, monies and effort in the area of production and quality control to maintain cGMP compliance. In addition, discovery of problems may result in restrictions on a product, manufacturer or license holder including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

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

   Orphan Drug Designation. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a PLA/ELA or BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years.

   In 1994, the Company obtained orphan drug designation for IDEC-C2B8, IDEC-Y2B8, and IDEC-In2B8 from the FDA to treat low grade B-cell lymphoma. There can be no assurance that any of these compounds will receive orphan exclusivity for the low grade B-cell lymphoma indication, and it is possible that competitors of the Company could obtain approval, and attendant orphan drug exclusivity, for these same compounds for the low grade B-cell lymphoma indication, thus precluding the Company from marketing its product(s) for the same indication in the United States. In addition, even if the Company does obtain orphan exclusivity for any of its compounds for low grade B-cell lymphoma, there can be no assurance that competitors will not receive approval of other, different drugs or biologics for low grade B-cell lymphoma. Although obtaining FDA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug designation will remain in effect in the future.



                                  COMPETITION

   The development of therapeutic agents for human disease is intensely competitive. Many different approaches are being developed or have already been adopted into routine use for the management of diseases targeted by the Company. Competitive approaches to the Company's products include radioimmunotherapies and antibody-drug and antibody-toxin conjugates for cancers, and chemotherapeutic agents and various immunologically based agents for cancers and autoimmune disorders. Ultimately, the Company believes that its products will be competitive or complementary to existing products and other products still in development. In some cases, the Company's products may be used along with other agents in "combination therapies."

   Many of the Company's existing or potential competitors have substantially greater financial, technical and human resources than the Company and may be better equipped to develop, manufacture and market products. In addition, many of these companies have extensive experience in preclinical testing and human clinical trials. These companies may develop and introduce products and processes competitive with or superior to those of the Company. The Company is aware that certain other companies are in the process of clinical testing of potentially competitive biotechnology-based products. If approved for the same indications for which the Company is developing products, such products may make it more difficult for the Company to obtain approval of its own products or reduce the potential market shares for the Company's products.

   The Company's competition will be determined in part by the potential indications for which the Company's antibodies are developed and ultimately approved by regulatory authorities. For certain of the Company's potential products, an important factor in competition may be the timing of market introduction versus that of competitive products. Accordingly, the relative speed with which the Company develops its products, completes the required approval processes and generates and markets commercial product quantities are expected to be important competitive factors. The Company expects that competition among products approved for sale will be based, among other factors, on product activity, safety, reliability, availability, price, patent position and new usage and purchasing patterns established by managed care and other group purchasing organizations.

   The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes, secure sufficient capital resources to complete product development and regulatory processes, to build a marketing and sales organization and to build or obtain large scale manufacturing facilities, if required beyond its facility in San Diego.


                              SALES AND MARKETING

   IDEC Pharmaceuticals has directly retained marketing or co-promotion rights to all of its products for the United States and Canadian markets. Within the United States and Canada, the Company's strategy with its initial products is to develop a sales and marketing organization targeted at the oncology and hematology market, including co-promotion with Genentech in the United States and with Genentech or its sublicensee in Canada. The Company believes this segment of the market can be satisfactorily addressed with a small, experienced, highly trained sales force augmented with managed care specialists. At the appropriate time, the Company intends to develop a similarly focused strategy for the marketing and sales of its autoimmune products, including co-promotion with SmithKline Beecham.

   Outside of the United States and Canada, the Company's strategy is to enter into collaborative agreements with established pharmaceutical companies as partners for marketing, distribution and sales of its products. In this regard, the Company has entered into agreements with Genentech and Zenyaku for its lymphoma products and with SmithKline Beecham, Mitsubishi, Seikagaku and Eisai for its various humanized or PRIMATIZED antibodies.


                                   EMPLOYEES

   As of January 31, 1997, the Company employed 268 persons, including 265 full-time and three part-time employees. The Company has 213 employees in research and development, of whom 27 hold Ph.D. or M.D. degrees. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. Management believes that its overall relations with its employees are good.

                            ENVIRONMENTAL REGULATION

   The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company may incur substantial cost to comply with environmental regulations. The Company anticipates no material capital expenditures to be incurred for environmental compliance in fiscal year 1997. In addition, disposal of radioactive materials used by the Company in its research efforts may only be made at approved facilities. Approval of a site in California has been delayed indefinitely. The Company currently stores such radioactive materials on site.


                               EXECUTIVE OFFICERS

The executive officers of the Company are as follows:

Name                            Age            Title
----                            ---            -----
William H. Rastetter, Ph.D.      48    Chairman, President and Chief Executive Officer

Antonio J. Grillo-Lopez, M.D.    57    Senior Vice President, Medical and Regulatory Affairs

Nabil Hanna, Ph.D.               53    Senior Vice President, Research and Preclinical
                                       Development

William R. Rohn                  53    Senior Vice President, Commercial Operations

Christopher J. Burman            47    Vice President, Manufacturing Sciences

John Geigert, Ph.D.              49    Vice President, Quality

Connie L. Matsui                 43    Vice President, Planning and Resource
                                       Development

Phillip M. Schneider             40    Vice President and Chief Financial Officer

Kenneth J. Woolcott              38    Vice President, Secretary, General Counsel
                                       and Licensing Executive

BUSINESS EXPERIENCE

   DR. RASTETTER was appointed Chairman of the Board of Director of the Company on May 22, 1996. He has served as President and Chief Executive Officer of the Company since December 1986 and Chief Financial Officer from 1988 to 1993. Dr. Rastetter has served as a Director of the Company since 1986. From 1984 to 1986, he was Director of Corporate Ventures at Genentech, Inc. From 1982 to 1984, Dr. Rastetter served in a scientific capacity at Genentech, Inc., directing the Biocatalysis and Chemical Sciences groups. From 1975 to 1982, he held various faculty positions at the Massachusetts Institute of Technology. Dr. Rastetter serves on the Board of Directors for Argonaut Technologies, Inc., a privately held life science company and serves on the boards of the California Health Care Institute and BIOCOM San Diego. Dr. Rastetter also sits on the California Governor's Council on Biotechnology. Dr. Rastetter received his Ph.D. in chemistry from Harvard University in 1975.

   DR. GRILLO-LOPEZ joined IDEC Pharmaceuticals as Vice President, Medical and Regulatory Affairs in November 1992 from Du Pont Merck Pharmaceutical Company. In January 1996, he was promoted to Senior Vice President, Medical and Regulatory Affairs. He was employed by Du Pont Merck from 1987 to 1992, where he most recently was Executive Medical Director for International Clinical Research and Development and previously held various clinical and medical director positions at the company. From 1980 to 1987, Dr. Grillo-Lopez was a Vice President in charge of clinical therapeutics and Director of Clinical Oncology Research at Warner Lambert Company's Parke Davis Pharmaceutical Research Division. He trained as a hematologist and oncologist at the University of Puerto Rico School of Medicine, San Juan, where he received his medical degree and subsequently held faculty appointments. He has been an adjunct associate professor in the Department of Medicine (Hematology and

Medical Oncology) at the University of Michigan Medical School; was a founder of the Puerto Rico Society of Hematology and the Latin American Society of Hematology; and is a fellow of the International Society of Hematology and the Royal Society of Medicine (London).

   DR. HANNA joined the Company in February 1990 as Vice President, Research and Preclinical Development. In 1993, Dr. Hanna was promoted to Senior Vice President, Research and Preclinical Development. From 1981 to 1990, Dr. Hanna served as Associate Director and then Director of the Department of Immunology at a SmithKline Beecham company focusing on autoimmune and chronic inflammatory diseases. From 1978 to 1981, he was a research scientist at the NCI-Frederick Cancer Research Center, where he studied the role of immune system cells in host defenses against cancer. From 1973 to 1978, Dr. Hanna was a lecturer in the Department of Immunology at the Hebrew University Medical School in Israel, where he received his Ph.D. in immunology.

   MR. ROHN joined the Company in August 1993 as Senior Vice President, Commercial and Corporate Development and in April 1996 he was appointed Senior Vice President, Commercial Operations. Prior to joining IDEC Pharmaceuticals, Mr. Rohn was employed by Adria Laboratories from 1984, most recently as Senior Vice President of Sales and Marketing with responsibilities for strategic and commercial partnerships as well as all sales and marketing functions in the United States. Prior to Adria, Mr. Rohn held marketing and sales management positions at Abbott Laboratories, Warren-Teed Pharmaceuticals, Miles Laboratories and Mead Johnson Laboratories. Mr. Rohn has a B.A. from Michigan State University.

   MR. BURMAN joined IDEC Pharmaceuticals in May 1992 as Vice President, Manufacturing Sciences. He previously served from 1989 to 1992 as Director of Manufacturing Technology at Life Sciences International. From 1985 to 1989, he was t-PA Operations and Technical Services Manager at Genentech, Inc., where he was responsible for the start up of the t-PA manufacturing facility and commercial scale manufacturing operations. From 1967 to 1985, he held a series of positions at Wellcome Biotech Ltd., culminating in responsibility for worldwide cell culture-based manufacturing operations. Mr. Burman holds a B.Sc. degree with honors in Applied Biology from the Council for National Academic Awards in the United Kingdom. He also holds graduate qualifications in Industrial Microbiology.

   DR. GEIGERT joined IDEC Pharmaceuticals in May 1996 as Vice President, Quality. He previously served from 1991 to 1996 as Vice President, Quality Control at Immunex Corporation. From 1973 to 1991, he was employed by Cetus Corporation Laboratories where he served most recently as Director of Quality Control and Product Evaluation. Dr. Geigert holds a B.S. degree from Washington State University and a Ph.D. from Colorado State University.

    MS. MATSUI joined IDEC Pharmaceuticals in November 1992 as Senior Director, Planning and Resource Development with primary responsibility for strategic planning and human resources. In December 1994, Ms. Matsui was promoted to Vice President, Planning and Resource Development. As a consultant during 1992, Ms. Matsui assisted in the planning and implementation of the Company's unification from sites in Northern and Southern California to its present site in San Diego. From 1977 to 1991, she served in a variety of marketing and general management positions at Wells Fargo Bank including Vice President and Manager responsible for Consumer Retirement Programs and Vice President and Manager in charge of companywide employee relations and communications. Ms. Matsui has a B.A. and an M.B.A. from Stanford University.

   MR. SCHNEIDER joined the Company in February 1987 as Director, Finance and Administration and served as Senior Director, Finance and Administration from 1990 to 1991. In 1991, he became Vice President, Finance and Administration and in 1996 he was appointed Vice President and Chief Financial Officer. From 1984 to 1987, Mr. Schneider served as the Manager of Financial Reporting and as a Senior Analyst for Syntex Laboratories. He earned his C.P.A. while working for KPMG Peat Marwick LLP as a Senior Accountant. Mr. Schneider earned his M.B.A. at the University of Southern California and a B.S. in biochemistry from the University of California at Davis.

   MR. WOOLCOTT joined IDEC Pharmaceuticals in March 1989 as Intellectual Property Counsel. In 1990, he became Intellectual Property and Licensing Counsel. Mr. Woolcott was promoted to Deputy General Counsel in 1991 and General Counsel in 1992. In 1993, Mr. Woolcott was appointed Secretary of the Company. In 1994, he was promoted to Vice President, Secretary, General Counsel & Licensing Executive. From 1985 to 1987, he served as Patent Counsel and Associate Counsel at Hybritech, Inc. From 1987 to 1989, he was engaged in the private practice of law in Seattle, Washington. Mr. Woolcott earned his J.D. from George Washington University and a B.S. in biochemistry from Pacific Lutheran University.

    Executive officers are appointed to serve at the discretion of the Board of Directors until their successors are appointed. There are no family relationships among executive officers of the Company.


ITEM 2. PROPERTIES.

   IDEC Pharmaceuticals currently leases approximately 118,000 square feet of administrative, laboratory, manufacturing and warehouse space at two locations in San Diego, California. The Company's principal executive offices, primary research facilities and manufacturing plant are located 11011 Torreyana Road in San Diego, California. This facility is leased pursuant to a 15-year operating lease which commenced in 1993. The Company has the option to extend the term of the lease for two additional periods of five years each. In August 1996, the Company entered into a 7-year operating lease for additional administrative and warehouse space at 3030 Callan Road in San Diego, California. The Company has the option to extend the term of the Callan Road lease for two additional years.


ITEM 3. LEGAL PROCEEDINGS.

   (a) The Company is not a party to any material legal proceedings.

   (b) No material legal proceedings were terminated in the fourth quarter of 1996.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of the Company's shareholders during the last quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

   (a) Market Information

   The information required by this item is contained under the caption "Common Stock Information" in the Company's Annual Report to Shareholders for the year ended December 31, 1996, which information is included as Exhibit 13.0 to this Form 10-K.

   (b) Holders

   As of January 31, 1997, there were approximately 424 shareholders of record of the Company's common stock.

   (c) Dividends

   The Company has not paid dividends since its inception. The Company currently intends to retain all earnings, if any, for use in the expansion of its business and therefore does not anticipate paying any dividends in the foreseeable future.


ITEM 6. SELECTED FINANCIAL DATA.

   The information required by this item is contained under the caption "Selected Financial Data" in the Company's Annual Report to Shareholders for the year ended December 31, 1996 which information is included as Exhibit 13.1 to this Form 10-K.


ITEM 7. MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The information required by this item is contained under the caption "Managements' Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report to Shareholders for the year ended December 31, 1996, which information is included as Exhibit 13.2 to this Form 10-K.


ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

   The information required by this item is contained under the caption "Financials" in the Company's Annual Report to Shareholders for the year ended December 31, 1996, which information is included as Exhibit 13.3 to this Form 10-K:

    Consolidated Balance Sheets -- December 31, 1996 and 1995
    Consolidated Statements of Operations -- Years ended December 31, 1996,
      1995 and 1994
    Consolidated Statements of Shareholders' Equity -- Years ended December 31,
      1996, 1995 and 1994
    Consolidated Statements of Cash Flows  -- Years ended December 31, 1996,
      1995 and 1994
    Notes to Consolidated Financial Statements
    Independent Auditors' Report


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item in regards to the identification of Directors is hereby incorporated by reference to the information contained under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 1997.

    The information required by this item in regards to the identification of Executive Officers appears under the caption "Executive Officers" appearing in
Item 1 of Part I of this report, pages 21 through 23.

    The information required by Section 16(a) is hereby incorporated by reference to the information contained under the caption "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this item is hereby incorporated by reference to the information contained under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is hereby incorporated by reference to the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this item is hereby incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its Annual Meeting of Shareholders to be held on May 22, 1997.

                                    PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    a.     1) Consolidated Financial Statements:

                                                                                                             Page
                                                                                                             ----
              Consolidated Balance Sheets--December 31, 1996 and 1995                                        *
              Consolidated Statements of Operations--Years ended December 31, 1996, 1995 and 1994            *
              Consolidated Statements of Shareholders' Equity--Years ended December 31, 1996, 1995 and 1994  *
              Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1995 and 1994            *
              Notes to Consolidated Financial Statements                                                     *
              Independent Auditors' Report                                                                   *


              * These items are contained under the caption "Financials" in the Company's Annual Report to Shareholders for the year ended December 31, 1996, which information is included as Exhibit
                 13.3 to this Form 10-K.

           2) Financial Statement Schedules:

              SCHEDULE NUMBER              DESCRIPTION
              ---------------              -----------
                     II                    Valuation and qualifying accounts

                  All other financial statements schedules are omitted because they are not required or are not applicable, or because the required information is included in the financial statements or notes thereto.

           3) Exhibits:

                 The following exhibits are referenced or included in this report.

              EXHIBIT
              NUMBER          DESCRIPTION
              ------          -----------
               3.1(12)        Second Amended and Restated Articles of Incorporation.
               3.2(1)         Bylaws, as amended May 15, 1992.
               4.1(7)         Certificate of Determination of Preferences of Preferred Shares filed with the
                              California Secretary of State on March 28, 1995.  Reference is also made to Exhibit 3.1.
               4.2            Reference is made to Exhibit 3.2.
               4.6(1)         1992 Amended and Restated Registration Rights Agreement.
               4.7(1)         Specimen Common Stock Certificate.
               4.8            Reference is made to Exhibit 10.46.
               4.9(7)         1995 Registration Rights Agreements.
              10.1(13)        1988 Stock Option Plan, as Amended and Restated through January 24, 1996.
              10.2(13)        Form of Notice of Grant.
              10.3(13)        Form of Option Agreement.
              10.4(12)        Letter Agreement between the Company and Genentech, Inc., dated May 21, 1996
              10.21(1)        401(k) Plan.
              10.22(1)        Form of Indemnification Agreement for Officers and Directors.
              10.23(1)        Form of acceleration of vesting letter agreement between the Company and certain officers.
              10.24(1)y       License Agreement with Coulter Immunology, dated May 16, 1991.
              10.26(3)        Lease Agreement between the Company and Torrey Sorrento, Inc., dated July 9, 1992.
              10.27(3)y       Collaborative Research and License Agreement between the Company and
                              SmithKline Beecham p.l.c., dated October 12, 1992.
              10.28(3)        Investment Agreement between the Company and S.R. One, Limited, dated October 16, 1992.
              10.30(8)        1995 Employee Stock Purchase Plan.
              10.31(4)y       Collaborative Development Agreement between the Company and Mitsubishi
                              Chemical Corporation, dated November 11, 1993.
              10.32(4)        Employment Agreement between the Company and Dr. Antonio Grillo-Lopez dated
                              September 25, 1992.
              10.33(5)y       1993 Non-Employee Directors Stock Option Plan.
              10.34(6)y       Collaborative Development Agreement between the Company and Seikagaku
                              Corporation dated December 27, 1994.
              10.35(6)y       License Agreement between the Company and Seikagaku Corporation dated
                              December 27, 1994.
              10.36(6)y       Loan Agreement between the Company and Silicon Valley Bank and Venture
                              Lending & Leasing, Inc., dated December 28, 1994.
              10.37(6)y       $2,500,000 Promissory Note, dated December 28, 1994.

              10.38(6)y       $5,000,000 Promissory Note, dated December 28, 1994.
              10.39(6)        Security Agreement, dated December 28, 1994.
              10.40(6)y       Patent Collateral Assignment, dated December 28, 1994.
              10.41(6)y       Trademark Collateral Assignment, dated December 28, 1994.
              10.42(6)        Intercreditor Agreement, dated December 28, 1994.
              10.43(6)        Deed of Trust and Fixture Filing, dated December 28, 1994.
              10.44(6)        Three-Party Leasehold Agreement, dated September 30, 1994.
              10.45(6)        Warrants to Purchase Shares of Common Stock, dated December 30, 1994.
              10.46(6)        1994 Registration Rights Agreement.
              10.47(6)        Investment Agreement between the Company, SmithKline Beecham p.l.c. and
                              SmithKline Beecham Corporation, dated December 28, 1994.
              10.48(7)        Master Definitions Agreement between the Company and Genentech. Inc.
              10.49(7)y       Collaboration Agreement between the Company and Genentech. Inc., dated March 16, 1995.
              10.50(7)y       Expression Technology Agreement between the Company and Genentech. Inc., dated March 16, 1995.
              10.51(7)        Preferred Stock Purchase Agreement between the Company and Genentech. Inc., dated March 16, 1995.
              10.52(7)        Option Agreement between the Company and Genentech, Inc., dated March 16, 1995.
              10.53(7)        Preferred and Common Stock Purchase Agreement between the Company and
                              ML/MS Associates, L.P., dated March 16, 1995.
              10.54(9)*       Amendment Agreement between the Company and SmithKline Beecham p.l.c., dated
                              January 20, 1993.
              10.55(9)*       Modification of the Amendment Agreement between the Company and SmithKline
                              Beecham p.l.c., dated June 14, 1993.
              10.56(8)        Special Stock Issuance Plan.
              10.57)10)       $2,500,000 Promissory Note, dated August 11, 1995.
              10.58(10)       Warrants to purchase shares of common stock, dated August 9, 1995.
              10.59(15)y      Collaborative Development Agreement between the Company and Eisai Co., Ltd.
                              dated December 11, 1995.
              10.60(15)y      License Agreement between the Company and Eisai Co., Ltd. dated December 11, 1995.
              10.61(15)y      License Agreement between the Company, Genentech, Inc. and Zenyaku Kogyo Co., Ltd.
                              dated November 30, 1995.
              10.62(15)y      Development Agreement between the Company, Genentech, Inc. and Zenyaku Kogyo
                              Co., Ltd. dated November 30, 1995.
              10.63(15)y      Supply Agreement between the Company and Zenyaku Kogyo Co., Ltd. dated
                              November 30, 1995.
              10.64(15)y      Termination Agreement between the Company and Zenyaku Kogyo Co., Ltd. dated
                              November 30, 1995.
              10.65(15)y      Amendment to the Development Agreement between the Company, Genentech, Inc.
                              and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
              10.66(1)        Amendment to Collaboration Agreement between the Company and Genentech, Inc.
                              dated November 30, 1995.
              10.67(11)y      License Agreement between the Company and Chugai Pharmaceutical Co., Ltd.
                              dated March 31, 1996.
              10.68(14)       Lease Agreement between the Company and All Spectrum Services, Inc., dated
                              August 13, 1996.
              13.0            Common Stock Market Information
              13.1            Selected Financial Data
              13.2            Managements' Discussion and Analysis of Financial Condition and Results of Operations
              13.3            Consolidated Financial Statements
              22.1(1)         Subsidiary of the Company.
              23.0            Independent Auditors' Report on Schedule and Consent
              23.1            Financial Statement Schedule

              27.1            Financial Data Schedule

             --------------------------
              * Confidential Treatment requested as to certain portions of this agreement.
              y Confidential Treatment has been granted with respect to portions of this agreement.
             (1) Incorporated by reference to exhibits of the same number filed with the Registrant's Registration Statement on Form S-1, File No. 33-40756.
             (2) Incorporated by reference to exhibit of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.
             (3) Incorporated by reference to exhibits of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.
             (4) Incorporated by reference to exhibits of the Registrant's Registration Statement on Form S-1, File No. 33-76080.
             (5)              Incorporated by reference to the
                              Registrant's Registration Statement on Form S-8, File No. 33-93794.
             (6)              Incorporated by reference to exhibit
                              of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.
             (7) Incorporated by reference to exhibit of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
             (8) Incorporated by reference to the Registrant's Registration Statement on Form S-8, File
                              No. 33-90738.
             (9) Incorporated by reference to exhibit of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                              June 30, 1995.
             (10) Incorporated by reference to exhibit of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
             (11) Incorporated by reference to exhibit of the same number filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended
                              March 31, 1996.
             (12) Incorporated by reference to the Registrant's Registration Statement on Form 8-K ile
                              No. 000-19311.
             (13) Incorporated by reference to the Registrant's Registration Statement on Form S-8, File
                              No. 333-06543.
             (14) Incorporated by reference to exhibit with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
             (15) Incorporated by reference to exhibits of the same number filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


    b.     No reports on Form 8-K were filed during the fourth quarter of 1996.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IDEC PHARMACEUTICALS CORPORATION


  Date: March 27, 1997            By:   /s/ William H. Rastetter
        ----------------                --------------------------------------
                                        William H. Rastetter, Ph.D., Chairman,
                                        President and Chief Executive Officer

   Pursuant to the requirements the securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME                                  CAPACITY                                       DATE
----                                  --------                                       ----
/s/ William H. Rastetter              Chairman, President and                        March 27, 1997
--------------------------------      Chief Executive Officer
William H. Rastetter, Ph.D.           (Principal Executive Officer)

/s/ Phillip M. Schneider              Vice President and Chief Financial Officer     March 27, 1997
--------------------------------      (Principal Financial and Accounting
Phillip M. Schneider                  Officer)

/s/ Charles C. Edwards                Director                                       March 27, 1997
--------------------------------
Charles C. Edwards, M.D.

/s/ Alan B. Glassberg                 Director                                       March 27, 1997
--------------------------------
Alan B. Glassberg, M.D.

/s/ John Groom                        Director                                       March 27, 1997
--------------------------------
John Groom

/s/ Kazuhiro Hashimoto                Director                                       March 27, 1997
--------------------------------
Kazuhiro Hashimoto

/s/ Peter Barton Hutt                 Director                                       March 27, 1997
--------------------------------
Peter Barton Hutt

/s/ Franklin P. Johnson               Director                                       March 27, 1997
--------------------------------
Franklin P. Johnson, Jr.

/s/ John P. McLaughlin                Director                                       March 27, 1997
--------------------------------
John P. McLaughlin

/s/ Lynn Schenk                       Director                                       March 27, 1997
--------------------------------
The Honorable Lynn Schenk