Form 10-Q
period 1997-03-31
IDEC PHARMACEUTICALS CORP / CA
filed 1997-05-15
CIK 875045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

Commission file number: 0-19311


                        IDEC PHARMACEUTICALS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


California                                                        33-0112644
------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification No.)


                   11011 Torreyana Road, San Diego, CA   92121
              ---------------------------------------------------
              (Address of principal executive offices) (Zip code)

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

As of April 30, 1997, the Registrant had 18,698,376 shares of its common stock, no par value issued and outstanding.

                        IDEC PHARMACEUTICALS CORPORATION

                          FORM 10-Q -- QUARTERLY REPORT
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets -- March 31, 1997 and December 31, 1996............. 1
           Condensed Consolidated Statements of Operations -- Three months ended
           March 31, 1997 and 1996 .................................................................. 2
           Condensed Consolidated Statements of Cash Flows -- Three months ended
           March 31, 1997 and 1996 .................................................................. 3
           Notes to Condensed Consolidated Financial Statements ..................................... 4

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations .................................................................... 5

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings .......................................................................  12

Item 2.    Changes in Securities ...................................................................  12

Item 3.    Defaults upon Senior Securities .........................................................  12

Item 4.    Submission of Matters to a Vote of Shareholders .........................................  12

Item 5.    Other Information .......................................................................  12

Item 6.    Exhibits and Reports on Form 8-K ........................................................  12

                         PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements.


IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                            March 31,      December 31,
                                                              1997            1996
                                                          -----------      ------------
                                                          (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                               $  17,855       $  25,337
   Securities available-for-sale                              52,228          53,390
   Current portion of note receivable                            847             804
   Contract research revenue receivables                       1,778           3,635
   License fees receivable                                     4,075            --
   Due from related party                                       --             1,532
   Inventories                                                 6,198           4,384
   Prepaid expenses and other current assets                   2,622           2,533
                                                           ---------       ---------
         Total current assets                                 85,603          91,615

Property and equipment, net                                   23,352          21,453
Note receivable, less current portion                            213             445
Deposits and other assets                                        390             316
                                                           ---------       ---------
                                                           $ 109,558       $ 113,829
                                                           =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable                        $   3,752       $   3,830
   Accounts payable                                            1,787           3,106
   Accrued expenses                                            6,080           6,751
                                                           ---------       ---------
         Total current liabilities                            11,619          13,687

Notes payable, less current portion                            4,178           5,015
Deferred rent                                                  1,710           1,513
Due from related party                                         1,000           1,000

Shareholders' equity:
   Convertible preferred stock, no par value                  19,649          26,586
   Common stock, no par value                                156,261         148,597
   Additional paid-in capital                                  1,283           1,283
   Unrealized losses on securities available-for-sale            (95)            (37)
   Accumulated deficit                                       (86,047)        (83,815)
                                                           ---------       ---------
         Total shareholders' equity                           91,051          92,614
                                                           ---------       ---------
                                                           $ 109,558       $ 113,829
                                                           =========       =========


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

                                                            Three months ended
                                                                 March 31,
                                                          -----------------------
                                                            1997           1996
                                                          --------       --------
Revenues:
     Contract research revenues                           $  2,664       $  2,936
     License fees                                            4,000          7,000
                                                          --------       --------
                                                             6,664          9,936

Operating expenses:
     Research and development                                7,474          5,641
     Selling, general and administrative                     2,208          1,854
                                                          --------       --------
                                                             9,682          7,495
                                                          --------       --------
Income (loss) from operations                               (3,018)         2,441

Interest income (expense), net                                 786           (594)
                                                          --------       --------

Net income (loss)                                         $ (2,232)      $  1,847
                                                          ========       ========


Net income (loss) per share                               $  (0.12)      $   0.10
                                                          ========       ========


Shares used in computing net income (loss) per share        18,195         19,121




See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                                      Three months ended
                                                                           March 31,
                                                                    -----------------------
                                                                       1997           1996
                                                                    --------       --------
Cash flows from operating activities:
           Net cash used in operating activities                    $ (5,644)      $ (3,394)
                                                                    --------       --------

Cash flows from investing activities:
     Purchase of property and equipment                               (2,755)          (258)
     Purchase of securities available-for-sale                       (14,361)        (5,977)
     Sales and maturities of securities available-for-sale            15,465          3,830
                                                                    --------       --------
           Net cash used in investing activities                      (1,651)        (2,405)
                                                                    --------       --------

Cash flows from financing activities:
     Proceeds from notes payable                                        --              779
     Payments on notes payable                                          (914)          (847)
     Proceeds from issuance of common stock                              727            563
     Proceeds from issuance of convertible preferred stock              --            5,000
                                                                    --------       --------
           Net cash provided by (used in) financing activities          (187)         5,495
                                                                    --------       --------

Net decrease in cash and cash equivalents                             (7,482)          (304)
Cash and cash equivalents, beginning of period                        25,337         18,828
                                                                    --------       --------
Cash and cash equivalents, end of period                            $ 17,855       $ 18,524
                                                                    ========       ========



See accompanying notes to condensed consolidated financial statements.

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

   The information at March 31, 1997, and for the three-month periods ended March 31, 1997 and 1996, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with IDEC Pharmaceuticals Corporation's Annual Report on Form 10-K for the year ended December 31, 1996, which was filed with the United States Securities and Exchange Commission on March 31, 1997.

Net Income (Loss) Per Share

   Net income per share is computed in accordance with the treasury stock method. Net income per share is based upon the weighted average number of common shares and dilutive common stock equivalents during the period in which they are outstanding. Common stock equivalents include outstanding stock options under the Company's stock option plans, outstanding warrants to purchase the Company's common stock and outstanding convertible preferred stock convertible into shares of the Company's common stock. Dual presentation of primary and fully diluted net income per share is not shown on the face of the statements of operations because the differences are insignificant. Computations of net loss per share use the weighted average number of common shares outstanding. Common equivalent shares from common stock options, warrants and convertible preferred stock are excluded from the computations as their effect is anti-dilutive.

   On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("Statement No. 128"). Statement No. 128 supersedes Accounting Principles Board Opinion No. 15 ("APB No. 15") and replaces "primary" and "fully diluted" earnings per share ("EPS") under APB No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Dilutive EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. Statement No. 128 is effective for years ending after December 15, 1997. The Company is currently evaluating the impact of the implementation of Statement No. 128.


NOTE 2.  CONTINGENCIES

   In February 1997, the Company acquired worldwide rights from Pharmacia & Upjohn S.p.A. to 9-aminocamptothecin, a broad spectrum anti-cancer agent. Under the terms of the agreement, the Company will reimburse Pharmacia & Upjohn for a portion of their development costs by making an initial payment of $3.0 million. No royalties are payable to Pharmacia & Upjohn under the agreement. Completion of the transaction is awaiting approval by the United States Federal Trade Commission and, therefore, no costs to acquire the technology rights have been included in the condensed consolidated financial statements as of March 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

   IDEC Pharmaceuticals Corporation (the "Company") is primarily engaged in the research and development of targeted immunotherapies for the treatment of cancer and autoimmune and inflammatory diseases. To date, the Company has not received any revenues from the commercial sale of its products. The Company has funded its operations primarily through the sale of equity securities as well as through contract research and license fee revenues received in connection with collaborative arrangements entered into with the Company's strategic partners.

   The Company has incurred increasing annual operating expenses and, as the Company prepares for product commercialization, it expects such trends to continue. The Company has incurred annual operating losses since its inception in 1985, and anticipates that such operating losses will continue for at least the next one to two years. As of March 31, 1997, the Company had an accumulated deficit of $86.0 million.

RESULTS OF OPERATIONS

   License fees for the three months ended March 31, 1997 totaled $4.0 million, compared to $7.0 million for the comparable period in 1996. License fees for the quarter ended March 31, 1997 consisted of an initial payment from Boehringer Ingelheim GmbH for the license of the Company's proprietary vector technology for high expression of recombinant proteins in mammalian cells. License fees for the three months ended March 31, 1996 include $4.5 million received for a parallel vector technology license to Chugai Pharmaceutical Co., Ltd., $1.5 million from Genentech, Inc. for the expansion of its collaboration with the Company to include two radioconjugates, IDEC-Y2B8 and IDEC-In2B8 for the treatment and imaging, respectively, of B-cell lymphomas and $1.0 million from Seikagaku Corporation for the achievement of a product development milestone event. The Company continues to pursue other collaborative and license arrangements; however, no assurance can be given that discussions in this regard will result in any such arrangements or that the Company will receive significant revenues from any such collaborative or license arrangements.

   Research and development expenses totaled $7.5 million for the three months ended March 31, 1997, compared to $5.6 million for the comparable period in 1996. The change in research and development expenses is primarily due to increased personnel and other costs related to submission of a Biologics License Application for the Company's lead product candidate, IDEC-C2B8 (rituximab), increased costs for additional leased office and warehouse facilities and a decrease in clinical costs due to the completion of a Phase III trial for IDEC-C2B8 in 1996. The Company expects to continue incurring substantial additional research and development costs in the future, due to expansion or addition of research and development programs; patent- and regulatory-related costs; preclinical and clinical testing of the Company's various products under development; production scale-up and manufacturing of products used in clinical trials; and manufacturing costs related to IDEC-C2B8.

   General and administrative expenses totaled $2.2 million for the three months ended March 31, 1997, compared to $1.9 million for the comparable period in 1996. General and administrative expenses increased in 1997 due to higher personnel costs to support expanded manufacturing operations and initial costs incurred for the creation of a marketing and sales organization. General and administrative costs necessary to support expanded manufacturing capacity, expanded clinical trials, research and development and the creation of a marketing and sales organization are expected to increase in the foreseeable future.

   Net interest income totaled $0.8 million for the three months ended March 31, 1997, compared to net interest expense of $0.6 million during the comparable period in 1996. The increase in net interest income in 1997 from net interest expense in 1996 is due to higher balances in cash, cash equivalents and securities available-for-sale, a decrease in noncash interest charges for common stock warrants issued in connection with certain debt financings and a decrease in interest expense due to lower balances in notes payable.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations and capital expenditures since inception principally through the sale of equity securities, license fees, contract research revenues, lease financing transactions and interest income. The Company expects to finance its current and planned operating requirements principally through cash on hand and with funds from existing collaborative agreements and contracts which the Company believes will be sufficient to meet its near-term operating requirements. Existing agreements and contracts, however, could be canceled by the contracting parties. In addition, the Company may pursue additional capital through a combination of new collaborative agreements, strategic alliances and equity and debt financings. However, no assurance can be provided that additional capital will be obtained through these sources on favorable terms or at all. Should the Company not enter into any such arrangements, the Company anticipates its cash, cash equivalents and securities available-for-sale, together with the existing agreements and contracts, will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures through early commercialization of its first product. If adequate funds are not available from additional sources of financing, or if the commercialization of IDEC-C2B8 is delayed, the Company's business could be adversely affected.

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

   At March 31, 1997, the Company had $70.1 million in cash, cash equivalents and securities available-for-sale compared to cash, cash equivalents and securities available-for-sale of $78.7 million at December 31, 1996. Sources of cash, cash equivalents and securities available-for-sale during the three months ended March 31, 1997 include $0.7 million from the exercise of employee stock options and from common stock issued under an employee stock purchase plan. Uses of cash, cash equivalents and securities available-for-sale during the three months ended March 31, 1997, included $5.6 million used in operations, $2.8 million used for leasehold improvements for clinical manufacturing, additional office and warehouse facilities and to purchase capital equipment and $0.9 million used to pay notes payable.

   In February 1997, the Company acquired worldwide rights from Pharmacia & Upjohn S.p.A. to 9-aminocamptothecin, a broad spectrum anti-cancer agent. Under the terms of the agreement, the Company will reimburse Pharmacia & Upjohn for a portion of their development costs by making an initial payment of $3.0 million. No royalties are payable to Pharmacia & Upjohn under the agreement. Completion of the transaction is awaiting approval by the United States Federal Trade Commission and, therefore, the acquisition costs for these technology rights have not been included in the condensed consolidated financial statements as of March 31, 1997.

   In August 1995, the Company completed receipt of funding under a $10.0 million lease financing agreement to finance both equipment and facility improvements. Terms of the financing agreement require final principal payments of $1.1 million and $0.4 million in July 1998 and January 1999, respectively.

   This quarterly report contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested above. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof other than as required by the Securities and Exchange Act of 1934.

                                  RISK FACTORS

         Lengthy Regulatory Process; No Assurance of Regulatory Approvals

   The testing, manufacturing, labeling, advertising, promotion, export, and marketing, among other things, of IDEC Pharmaceuticals Corporation's ("IDEC Pharmaceuticals" or the "Company") products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the United States Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, with the exception of 9-aminocamptothecin, the Company believes that its products will be regulated by the FDA as biologics. Manufacturers of biologics may also be subject to state regulations.

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

   In February 1997, the Company and Genentech, Inc. ("Genentech") submitted BLAs to the FDA for IDEC-C2B8 (rituximab) as a single agent therapy for the treatment of relapsed low grade or follicular non-Hodgkin's lymphoma. F. Hoffmann-La Roche Ltd ("Hoffmann-La Roche"), also submitted, through one of its subsidiaries in the European Union, a Marketing Authorization Application ("MAA") with the European Medicines Evaluation Agency ("EMEA") for marketing IDEC-C2B8 in Europe. There can be no assurance that the FDA and the EMEA approval of the BLAs and MAA submitted by the Company, Genentech and Hoffmann-La Roche will be granted on a timely basis, if at all, and delays in receipt or failure to receive regulatory approval could have a material adverse effect on the Company's business, financial condition and results of operations.

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

         Limited Manufacturing Experience and Dependence on Contact Manufacturer

   The Company has not yet commercialized any therapeutic products. To conduct clinical trials on a timely basis, to obtain regulatory approval and to be commercially successful, the Company must manufacture its products either directly or through third parties in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Although the Company has produced its products in the laboratory, scaled its production process to pilot levels and has the ability to manufacture limited commercial quantities of certain of its products, the Company has not received regulatory approval for such commercial production. The Company anticipates that production of its products in commercial quantities will create technical as well as financial challenges for the Company. The Company has limited experience in manufacturing, and no assurance can be given as to the ultimate performance of the Company's manufacturing facility in San Diego, its suitability for approval for commercial production or the Company's ability to make a successful transition to commercial production.

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

   In November 1996, the Company contracted with Covance Biotechnology Services, Inc. ("Covance") for the manufacture of the Company's antibody used in its IDEC-Y2B8 and IDEC-In2B8 products, which are radiolabeled for the treatment of non-Hodgkin's lymphoma. The Company is also developing this product in partnership with Genentech. The Company is dependent upon Covance to fulfill its manufacturing demands for clinical quantities of IDEC-Y2B8 and IDEC-In2B8. There can be no assurance that Covance will be able to complete any such manufacturing contract in a timely or cost-effective manner, if at all, or that the Company could obtain such capacity from others. Failure by Covance to meet the Company's manufacturing needs will result in delayed clinical trials for IDEC-Y2B8 and IDEC-In2B8 and may have a material adverse effect on the Company.

         Patents and Proprietary Rights

   The Company's success will depend, in large part, on its ability to maintain a proprietary position in its products through patents, trade secret and orphan drug designation. The Company has title or exclusive rights to one issued and nine allowed United States patents, 33 United States patent applications and numerous corresponding foreign patent applications, and has licenses to patents or patent applications of other entities. No assurance can be given, however, that the patent applications of the Company or the Company's licensors will be issued or that any issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. Moreover, there can be no assurance that any patents issued to the Company or the Company's licensors will not be infringed by others or will be enforceable against others. In addition, there can be no assurance that the patents, if issued, would not be held invalid or unenforceable by a court of competent jurisdiction. Enforcement of the Company's patents may require substantial financial and human resources. Moreover, the Company may have to participate in interference proceedings if declared by the United States Patent and Trademark Office to determine priority of inventions, which typically take several years to resolve and could result in substantial cost to the Company.

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


         Limited Sales and Marketing Experience

   Commercialization of the Company's products is expensive and time-consuming. The Company has adopted a strategy of pursuing collaborative agreements with strategic partners that provide for co-promotion of certain of the Company's products. In the event that the Company elects to participate in co-promotion efforts in the United States or Canada, and, in those instances where the Company has retained exclusive marketing rights in specified territories, the Company will need to build a sales and marketing capability in the targeted markets. The Company currently has limited marketing and sales personnel. There can be no assurance that the Company will be able to establish a successful direct sales and marketing capability in any or all targeted markets or that it will be successful in gaining market acceptance for its products. To the extent that the Company enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties and there can be no assurance that such efforts will be successful. Outside of the United States and Canada, the Company has adopted a strategy to pursue collaborative arrangements with established pharmaceutical companies for marketing, distribution and sale of its products. There can be no assurance that any of these companies or their sublicensees will successfully market, distribute or sell the Company's products or that the Company will be able to establish and maintain successful co-promotion or distribution arrangements. Failure to establish a sales capability in the United States or outside the United States may have a material adverse effect on the Company.

         History of Operating Losses; Accumulated Deficit

   The Company has incurred annual operating losses since its inception in 1985. As of March 31, 1997, the Company's accumulated deficit was approximately $86.0 million. Depending on the commercial success of IDEC-C2B8, the Company anticipates that it will continue to incur operating losses over at least the next one to two years. Such losses have been and will be principally the result of the various costs associated with the Company's research and development, clinical and manufacturing activities. The Company has not generated operating profits from the sale of its products. All revenues to date have resulted from collaborative research, development and licensing arrangements, contract manufacturing arrangements, research grants and interest income. The Company has no products approved by the FDA or any foreign authority and does not expect to achieve profitable operations on an annual basis unless product candidates now under development receive FDA or foreign regulatory approval and are thereafter commercialized successfully.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.  None

ITEM 5.  OTHER INFORMATION.  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   Exhibit.

           The following exhibit is referenced.

               Exhibit
               Number          Description
               ------          -----------
               27.1            Financial Data Schedule.

   (b)      Reports on Form 8-K.  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               IDEC PHARMACEUTICALS CORPORATION


Date: May 13, 1997             By:  /s/ William H. Rastetter
      ------------                  ------------------------------------------
                                    William H. Rastetter
                                    Chairman, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date: May 13, 1997             By:  /s/ Phillip M. Schneider
      ------------                  -------------------------------------------
                                    Phillip M. Schneider
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)