Form 10-Q
period 1997-06-30
IDEC PHARMACEUTICALS CORP / DE
filed 1997-08-14
CIK 875045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

Commission file number: 0-19311


                        IDEC PHARMACEUTICALS CORPORATION
             (Exact name of registrant as specified in its charter)


Delaware                                                              33-0112644
-------------------------------                             --------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


                 11011 Torreyana Road, San Diego, CA       92121
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

Yes   X   No
    ----     ----

As of July 31, 1997, the Registrant had 18,826,904 shares of its common stock, $.001 par value, issued and outstanding.

                        IDEC PHARMACEUTICALS CORPORATION

                          FORM 10-Q -- QUARTERLY REPORT
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets -- June 30, 1997 and December 31, 1996 .......................... 1
           Condensed Consolidated Statements of Operations -- Three months ended June 30, 1997 and 1996 and six months ended June 30, 1997 and 1996 ...................................................... 2
           Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 1997 and 1996 ............ 3
           Notes to Condensed Consolidated Financial Statements .................................................. 4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations ................. 5

           Risk Factors .......................................................................................... 8

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings .....................................................................................14

Item 2.    Changes in Securities .................................................................................14

Item 3.    Defaults upon Senior Securities .......................................................................14

Item 4.    Submission of Matters to a Vote of Security Holders ...................................................14

Item 5.    Other Information .....................................................................................15

Item 6.    Exhibits and Reports on Form 8-K ......................................................................15

                         PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.


IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                           June 30,     December 31,
                                                            1997            1996
                                                          ---------      ---------
                                                         (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                              $  11,624      $  25,337
   Securities available-for-sale                             51,086         53,390
   Current portion of note receivable                           868            804
   Contract research revenue receivables                      3,585          3,635
   Due from related party                                     2,887          1,532
   Inventories                                                6,587          4,384
   Prepaid expenses and other current assets                  1,696          2,533
                                                          ---------      ---------
         Total current assets                                78,333         91,615

Property and equipment, net                                  23,442         21,453
Note receivable, less current portion                            --            445
Deposits and other assets                                       390            316
                                                          ---------      ---------
                                                          $ 102,165      $ 113,829
                                                          =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable                       $   3,588      $   3,830
   Accounts payable                                           2,322          3,106
   Accrued expenses and other liabilities                    10,339          6,751
                                                          ---------      ---------
         Total current liabilities                           16,249         13,687
Notes payable, less current portion                           3,495          5,015
Other long-term liabilities                                   1,821          1,513
Due to related party                                          1,000          1,000

Stockholders' equity:
   Convertible preferred stock, $.001 par value                  --             --
   Common stock, $.001 par value                                 19             18
   Additional paid-in capital                               177,614        176,448
   Unrealized losses on securities available-for-sale          (115)           (37)
   Accumulated deficit                                      (97,918)       (83,815)
                                                          ---------      ---------
         Total stockholders' equity                          79,600         92,614
                                                          ---------      ---------
                                                          $ 102,165      $ 113,829
                                                          =========      =========


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data) (unaudited)


                                                 Three months ended          Six months ended
                                                     June 30,                    June 30,
                                               ----------------------      ----------------------
                                                 1997          1996          1997          1996
                                               --------      --------      --------      --------
Revenues:
Revenue from unconsolidated joint business     $  1,878      $     --      $  1,878      $     --
   Contract research revenues                     2,524         3,064         5,188         6,000
   License fees                                   1,000         2,500         5,000         9,500
   Sales                                             --         1,505            --         1,505
                                               --------      --------      --------      --------
                                                  5,402         7,069        12,066        17,005

Operating expenses:
   Manufacturing expenses                         5,214         1,384         5,214         1,384
   Research and development                      10,292         7,078        17,766        12,719
   Selling, general and administrative            2,498         1,607         4,706         3,461
                                               --------      --------      --------      --------
                                                 18,004        10,069        27,686        17,564
                                               --------      --------      --------      --------
     Loss from operations                       (12,602)       (3,000)      (15,620)         (559)

Interest income (expense), net                      731          (490)        1,517        (1,084)
                                               --------      --------      --------      --------

Net loss                                       $(11,871)     $ (3,490)     $(14,103)     $ (1,643)
                                               ========      ========      ========      ========

Net loss per share common share                $  (0.63)     $  (0.22)     $  (0.76)     $  (0.11)
                                               ========      ========      ========      ========

Shares used in computing net loss
  per common share                               18,724        15,687        18,461        15,419
                                               ========      ========      ========      ========

See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                                     Six months ended
                                                                          June 30,
                                                                   ----------------------
                                                                     1997          1996
                                                                   --------      --------
Cash flows from operating activities:
           Net cash used in operating activities                   $(11,523)     $   (320)
                                                                   --------      --------

Cash flows from investing activities:
     Purchase of property and equipment                              (3,841)         (779)
     Purchase of securities available-for-sale                      (24,084)      (13,747)
     Sales and maturities of securities available-for-sale           26,311         4,816
                                                                   --------      --------
           Net cash used in investing activities                     (1,614)       (9,710)
                                                                   --------      --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                           1,185        47,318
     Proceeds from issuance of preferred stock                           --        12,500
     Proceeds from notes payable                                         --         1,109
     Payments on notes payable                                       (1,761)       (1,721)
                                                                   --------      --------
           Net cash provided by (used in) financing activities         (576)       59,206
                                                                   --------      --------

Net increase (decrease) in cash and cash equivalents                (13,713)       49,176
Cash and cash equivalents, beginning of period                       25,337        18,828
                                                                   --------      --------
Cash and cash equivalents, end of period                           $ 11,624      $ 68,004
                                                                   ========      ========


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)





NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
   The information at June 30, 1997, and for the three- and six-month periods ended June 30, 1997 and 1996, is unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with IDEC Pharmaceuticals Corporation's (the "Company") Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which was filed with the United States Securities and Exchange Commission on March 31, 1997.

New Accounting Standard
   On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("Statement No. 128"). Statement No. 128 supersedes Accounting Principles Board Opinion No. 15 ("APB No. 15") and replaces "primary" and "fully diluted" earnings per share ("EPS") under APB No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted EPS. Statement No. 128 is effective for years ending after December 15, 1997. The Company is currently evaluating the impact of the implementation of Statement No. 128.

Reclassification
   The prior year balances in preferred stock, common stock and additional paid-in capital have been reclassified to effect the change in par value to $.001 per share resulting from stockholder approval on May 22, 1997, of a change in the state of incorporation of the Company from the State of California to the State of Delaware.

NOTE 2. RELATED PARTY ARRANGEMENTS

   In March 1995, the Company and Genentech, Inc. ("Genentech") entered into a collaborative agreement for the clinical development and commercialization of the Company's anti-CD20 monoclonal antibody, Rituxan(TM) (formerly IDEC-C2B8), for the treatment of non-Hodgkin's B-cell lymphomas. In February 1996, the parties extended this collaboration to include two radioconjugates, IDEC-Y2B8 and IDEC-In2B8, also for the treatment of B-cell lymphomas. Concurrent with the collaborative agreement, the Company and Genentech also entered into an expression technology license agreement for a proprietary gene expression technology developed by the Company and a preferred stock purchase agreement providing for certain equity investments in the Company by Genentech. Under the terms of these agreements, the Company may receive payments totaling $57,000,000, subject to the attainment of certain milestone events. Genentech may terminate this agreement for any reason. For the six months ended June 30, 1997, the Company recognized $1,500,000, in license fees under these agreements.

   In addition, the Company and Genentech will co-promote Rituxan and IDEC-Y2B8 in the United States and the Company and Genentech's sublicensee will co-promote Rituxan in Canada under a joint business arrangement, with the Company receiving a share of the profits. Additionally, the Company has an obligation to supply Rituxan for the first two years after regulatory approval of Rituxan with an option to continue supplying Rituxan thereafter. Included in inventory at June 30, 1997, is $3,577,000 in finished goods inventory that will be sold to Genentech. Included in revenue from unconsolidated joint business for the three and six months ended June 30, 1997 is $1,878,000 for bulk Rituxan sold to Genentech.

   Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States will be the responsibility of F. Hoffmann-La Roche Ltd, one of the world's largest pharmaceuticals firms, except in Japan where Zenyaku Kogyo Co., Ltd. ("Zenyaku") will be responsible for development, marketing and sales. The Company will receive royalties on sales outside the U.S. and Canada. Additionally, the Company will receive royalties on sales of any Genentech products manufactured using the Company's proprietary gene expression system.

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

   The Company has incurred increasing annual operating expenses and, as the Company prepares for product commercialization, it expects such trends to continue. The Company has incurred annual operating losses since its inception in 1985, and the transition of the Company to profitability will be dependent upon the timing of regulatory approval and the commercial success of Rituxan(TM) (formerly IDEC-C2B8). As of June 30, 1997, the Company had an accumulated deficit of $97.9 million.

RESULTS OF OPERATIONS

   Revenue from unconsolidated joint business consist of bulk Rituxan sales to Genentech, Inc. ("Genentech"), the Company's development partner.

   Contract research revenues for the three and six months ended June 30, 1997 totaled $2.5 million and $5.2 million, respectively, compared to $3.1 million and $6.0 million for the comparable periods in 1996. The decrease in contract research revenues for the three and six months ended June 30, 1997 is primarily due to the expiration in December 1996 of a collaborative and license agreement with Mitsubishi Chemical Corporation.

   License fees for the three and six months ended June 30, 1997 totaled $1.0 million and $5.0 million, respectively, compared to $2.5 million and $9.5 million for the comparable periods in 1996. License fees for the six months ended June 30, 1997 consist of a license fee received from Boehringer Ingelheim GmbH for the license of the Company's proprietary gene expression technology for the manufacture of recombinant proteins ("gene expression technology"). License fees for the six months ended June 30, 1996, resulted from the achievement of a $2.5 million patent milestone under the Company's collaboration with Genentech, $4.5 million received for the license to Chugai Pharmaceutical Co., Ltd. of the Company's gene expression technology, $1.5 million from Genentech for the expansion of its collaboration with the Company to include two radioconjugates, IDEC-Y2B8 and IDEC-In2B8 for the treatment and imaging, respectively, of B-cell lymphomas and $1.0 million from Seikagaku Corporation ("Seikagaku") for the achievement of a product development milestone event. The Company continues to pursue other collaborative and license arrangements; however, no assurance can be given that discussions in this regard will result in any such arrangements or that the Company will receive significant revenues from any such collaborative or license arrangements.

   Sales for the six months ended June 30, 1996 were a result of the Company completing a contract manufacturing arrangement.

   Manufacturing expenses totaled $5.2 million for the three and six months ended June 30, 1997, compared to $1.4 million for the comparable periods in 1996. Manufacturing expenses for 1997 consist of manufacturing costs related to production of bulk Rituxan sold to Genentech and includes approximately $2.0 million of costs associated with the start-up of the Company's manufacturing facility. Manufacturing expenses for 1996 were a result of the Company completing a contract manufacturing arrangement. The Company expects to continue incurring substantial additional manufacturing expenses as the Company continues to build Rituxan inventory in anticipation of marketing clearance from the United States Food and Drug Administration.

   Research and development expenses totaled $10.3 million and $17.8 million for the three and six months ended June 30, 1997, respectively, compared to $7.1 million and $12.7 million for the comparable periods in 1996. Research and development expenses for the three and six months ended June 30, 1997 increased primarily due to an accrual of a $3.0 million up-front licensing fee to Pharmacia & Upjohn for exclusive rights to 9-aminocamptothecin, a broad spectrum anti-cancer agent, and $2.0 million of contract manufacturing costs representing about two-thirds of the production costs, for IDEC-Y2B8 in preparation for Phase III trials. These one-time charges were partially offset by the utilization of the Company's manufacturing facility for bulk production of Rituxan inventory in 1997 compared to research and development manufacturing production in 1996 of clinical material used for clinical trials. The Company expects to continue incurring substantial additional research and development costs in the future, due to expansion or addition of research and development programs; technology inlicensing costs and regulatory-related costs; preclinical and clinical testing of the Company's various products under development; and production scale-up and manufacturing of products used in clinical trials.

   General and administrative expenses totaled $2.5 million and $4.7 million for the three and six months ended June 30, 1997, compared to $1.6 million and $3.5 million for the comparable periods in 1996. General and administrative expenses increased in 1997 due to higher personnel costs to support expanded manufacturing operations and initial costs incurred for the creation of a marketing and sales organization. General and administrative costs necessary to support expanded manufacturing capacity, expanded clinical trials, research and development and the creation of a marketing and sales organization are expected to increase in the foreseeable future.

   Net interest income totaled $0.7 million and $1.5 million for the three and six months ended June 30, 1997, respectively, compared to net interest expense of $0.5 million and $1.1 million during the comparable periods in 1996. The increase in net interest income in 1997 from net interest expense in 1996 is due to higher balances in cash, cash equivalents and securities available-for-sale, a decrease in noncash interest charges for common stock warrants issued in connection with certain debt financings and a decrease in interest expense due to lower balances in notes payable.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations and capital expenditures since inception principally through the sale of equity securities, license fees, contract research revenues, lease financing transactions and interest income. The Company expects to finance its current and planned operating requirements principally through cash on hand and with funds from existing collaborative agreements and contracts which the Company believes will be sufficient to meet its near-term operating requirements. Existing agreements and contracts, however, could be canceled by the contracting parties. In addition, the Company may pursue additional capital through a combination of new collaborative agreements, strategic alliances and equity and debt financings. However, no assurance can be provided that additional capital will be obtained through these sources on favorable terms or at all. Should the Company not enter into any such arrangements, the Company anticipates its cash, cash equivalents and securities available-for-sale, together with the existing agreements and contracts, will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures through early commercialization of its first product. If adequate funds are not available from additional sources of financing, or if the commercialization of Rituxan is delayed, the Company's business could be adversely affected.

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

   At June 30, 1997, the Company had $62.7 million in cash, cash equivalents and securities available-for-sale compared to cash, cash equivalents and securities available-for-sale of $78.7 million at December 31, 1996. Sources of cash, cash equivalents and securities available-for-sale at June 30, 1997 include $1.2 million from the issuance of common stock under employee stock option and employee stock purchase plans. Uses of cash, cash equivalents and securities available-for-sale during the six months ended June 30, 1997 include $11.5 million used in operations, $3.8 million used to purchase capital equipment and $1.8 million used to pay notes payable.

   During the second quarter the Company completed the acquisition of worldwide rights from Pharmacia & Upjohn to 9-aminocamptothecin, a broad spectrum anti-cancer agent. Under the terms of the agreement, the Company will reimburse Pharmacia & Upjohn for a portion of their development costs by making an initial payment of $3.0 million during the third quarter of 1997. Terms of the agreement require the Company to pay additional license fees upon the achievement of certain development milestone events. No royalties are payable to Pharmacia & Upjohn under the agreement. The acquisition costs for these technology rights are included in research and development expenses in the condensed consolidated financial statements as of June 30, 1997.

   In July 1997, the Company received a $3.0 million loan commitment to finance planned equipment purchases. Although no assurances can be provided that such loan will result, the Company anticipates finalizing the terms of this loan in the third quarter of 1997.

   In August 1995, the Company completed receipt of funding under a $10.0 million lease financing agreement to finance both equipment and facility improvements. Terms of the financing agreement require final principal payments of $1.1 million and $0.4 million in July 1998 and January 1999, respectively.

   This quarterly report contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested above. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof other than as required by the Securities Exchange Act of 1934, as amended.

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

   The results of the preclinical studies and clinical studies, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of a BLA requesting approval to market the product. Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured, and will not approve the product unless safety and efficacy criteria and cGMP compliance is satisfactory. The FDA may deny a BLA if applicable regulatory criteria are not satisfied, may require additional testing or information, and/or may require postmarketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurance that FDA approval of any BLA submitted by the Company will be granted on a timely basis, if at all. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which the product may be marketed.

   Both before and after approval is obtained, violations of regulatory requirements may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or license holder. For example, license holders are required to report certain adverse reactions among patients who use the Company's products to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, monies and effort in the area of production and quality control to maintain cGMP compliance. In addition, discovery of problems may result in restrictions on a product, manufacturer or holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

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

   In February 1997, the Company and Genentech, Inc. ("Genentech") submitted BLAs to the FDA for Rituxan(TM) (formerly IDEC-C2B8) as a single agent therapy for the treatment of relapsed low grade or follicular non-Hodgkin's lymphoma and in July 1997, Rituxan was recommended unanimously for marketing clearance by the Biological Response Modifiers Advisory Committee to the FDA. F. Hoffmann-La Roche Ltd ("Hoffmann-La Roche"), also submitted, through one of its subsidiaries in the European Union, a Marketing Authorization Application ("MAA") with the European Medicines Evaluation Agency ("EMEA") for marketing Rituxan in Europe. There can be no assurance that the FDA and the EMEA approval of the BLAs and MAA submitted by the Company, Genentech and Hoffmann-La Roche will be granted on a timely basis, if at all, and delays in receipt or failure to receive regulatory approval could have a material adverse effect on the Company's business, financial condition and results of operations.

   Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has an orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan drug status, i.e., the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years.

   In 1994, the Company obtained orphan drug designation for Rituxan, IDEC-Y2B8 and IDEC-In2B8 from the FDA to treat low grade B-cell lymphoma. There can be no assurance that any of these compounds will receive orphan drug status for the low grade B-cell lymphoma indication, and it is possible that competitors of the Company could obtain approval, and attendant orphan drug status, for these same compounds for the low grade B-cell lymphoma indication, thus precluding the Company from marketing its products for the same indication in the United States. In addition, even if the Company does obtain orphan drug status for any of its compounds for low grade B-cell lymphoma, there can be no assurance that competitors will not receive approval of other, different drugs or biologics for low grade B-cell lymphoma. Although obtaining FDA approval to market a product with orphan drug status can be advantageous, there can be no assurance that the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug status will remain in effect in the future.

         Reliance on Third Party Development and Marketing Efforts

   The Company has adopted a research, development and product commercialization strategy that is dependent upon various arrangements with strategic partners and others. The success of the Company's products is substantially dependent upon the success of these outside parties in performing their obligations, which include, but are not limited to, providing funding, performing research and development, fulfilling long term manufacturing demands and marketing, distribution and sales with respect to the Company's products. The Company's strategic partners may also develop products that may compete with the Company. Although the Company believes that its partners have an economic incentive to succeed in performing their contractual obligations, the amount and timing of resources that they devote to these activities is not within the control of the Company. There can be no assurance that these parties will perform their obligations as expected or that any revenue will be derived from such arrangements. The Company has entered into collaborative research and development and license agreements with Genentech, Zenyaku Kogyo, Ltd. ("Zenyaku"), SmithKline Beecham p.l.c. ("SmithKline Beecham"), Mitsubishi Chemical Corporation ("Mitsubishi"), Seikagaku Corporation ("Seikagaku") and Eisai Co., Ltd. ("Eisai"). These agreements generally may be terminated at any time by the strategic partner, typically on short notice to the Company. If one or more of these partners elect to terminate their relationship with the Company, or if the Company or its partners fail to achieve certain milestones, it could have a material adverse effect on the Company's ability to fund the related programs and to develop and market any products that may have resulted from such collaborations. There can be no assurance that these collaborations will be successful. In addition, some of the Company's current partners have certain rights to control the planning and execution of product development and clinical programs, and there can be no assurance that such partners' rights to control aspects of such programs will not impede the Company's ability to conduct such programs in accordance with the schedules currently contemplated by the Company for such programs and will not otherwise impact the Company's strategy.

         Limited Manufacturing Experience and Dependence on Contact Manufacturer

   The Company has not yet commercialized any therapeutic products. To conduct clinical trials on a timely basis, to obtain regulatory approval and to be commercially successful, the Company must manufacture its products either directly or through third parties in commercial quantities in compliance with regulatory requirements and at an acceptable cost. Although the Company has produced its products in the laboratory, scaled its production process to pilot levels and has the ability to manufacture limited commercial bulk quantities of certain of its products, the Company has not received regulatory approval for such commercial production. The Company anticipates that production of its products in commercial quantities will create technical as well as financial challenges for the Company. The Company has limited experience in manufacturing and no fill/finish experience and capacity. No assurance can be given as to the ultimate performance of the Company's manufacturing facility in San Diego, its suitability for approval for commercial production or the Company's ability to make a successful transition to commercial production.

   The Company is dependent upon Genentech to fulfill long term manufacturing demands for Rituxan and SmithKline Beecham to fulfill all of the manufacturing requirements for IDEC-CE9.1 and IDEC-151. Genentech is currently constructing a larger manufacturing plant to satisfy long term demands for Rituxan and SmithKline Beecham has constructed a larger manufacturing plant for IDEC-CE9.1 and IDEC-151. The Company is considering the addition of another manufacturing facility to meet its long term requirements for additional products under development. Failure by the Company or its strategic partners to establish additional manufacturing capacity on a timely basis would have a material adverse effect on the Company.

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

         Patents and Proprietary Rights

   The Company's success will depend, in large part, on its ability to maintain a proprietary position in its products through patents, trade secret and orphan drug status. The Company has title or exclusive rights to two issued and nine allowed United States patents, 27 United States patent applications and numerous corresponding foreign patent applications, and has licenses to patents or patent applications of other entities. No assurance can be given, however, that the patent applications of the Company or the Company's licensors will be issued or that any issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. Moreover, there can be no assurance that any patents issued to the Company or the Company's licensors will not be infringed by others or will be enforceable against others. In addition, there can be no assurance that the patents, if issued, would not be held invalid or unenforceable by a court of competent jurisdiction. Enforcement of the Company's patents may require substantial financial and human resources. Moreover, the Company may have to participate in interference proceedings if declared by the United States Patent and Trademark Office to determine priority of inventions, which typically take several years to resolve and could result in substantial cost to the Company.

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

      Additional Financing Requirements and Uncertain Access to Capital Markets

   The Company has expended and will continue to expend substantial funds to complete the research, development, manufacturing and marketing of its products. The Company may seek additional funding for these purposes through a combination of new collaborative arrangements, strategic alliances, additional equity or debt financings or from other sources. There can be no assurance that such additional funds will be available on acceptable terms, if at all. Even if available, the cost of funds may result in substantial dilution to current stockholders. If adequate funds are not available from operations or additional sources of financing, the Company's business could be materially and adversely affected.

      History of Operating Losses; Accumulated Deficit

   The Company has incurred annual operating losses since its inception in 1985. As of June 30, 1997, the Company's accumulated deficit was approximately $97.9 million.

Such losses have been principally the result of the various costs associated with the Company's research and development, clinical and manufacturing activities. The Company has not generated operating profits from the sale of its products. All revenues to date have resulted from collaborative research, development and licensing arrangements, contract manufacturing arrangements, research grants and interest income. The Company has no products approved by the FDA or any foreign authority and does not expect to achieve profitable operations on an annual basis unless product candidates now under development receive FDA or foreign regulatory approval and are thereafter commercialized successfully.

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

                          PART II -- OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.  None

ITEM 2.     CHANGES IN SECURITIES.  None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            On May 22, 1997, the Company held its Annual Meeting of Stockholders at which the stockholders approved all of the proposals listed below except for proposal number 2:

            (1) The election of William H. Rastetter, Ph.D., Charles C. Edwards, M.D., Alan B. Glassberg, M.D., John Groom, Kazuhiro Hashimoto, Franklin P. Johnson, Jr., Lynn Schenk, and William
                 D. Young to the Board of Directors and to serve until the next annual meeting, or until their successors shall have been duly elected or appointed.

            (2) The amendment to IDEC Pharmaceuticals Corporation's California Amended and Restated Articles of Incorporation providing for the classification of the Board of Directors into three classes, with members of each class serving for staggered terms.

            (3) The amendment to change the state of incorporation from the State of California to the State of Delaware by means of a merger of the Company with and into a wholly-owned Delaware subsidiary of the Company.

            (4) A series of amendments to the 1988 Stock Option Plan (the "Option Plan") of IDEC Pharmaceuticals Corporation, including
                 (i) an increase in the total number of common stock authorized for issuance thereunder from 4,680,000 shares to a total of 5,480,000 shares and (ii) the extension of the term of the Option Plan from July 19, 1998 to December 31, 2002.

            (5) The amendment to the Company's 1995 Employee Stock Purchase Plan to increase the total number of common stock authorized for issuance thereunder from 345,000 shares to a total of 495,000 shares.

            (6) The selection of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ending December 31, 1997.

            The following directors received the number of votes set opposite their respective names:

                                            For Election             Withheld
                                            ------------             --------
            William H. Rastetter, Ph.D.       17,137,813              146,435
            Charles C. Edwards, M.D.          17,137,813              141,985
            Alan B. Glassberg, M.D.           17,137,813              150,003
            John Groom                        17,137,813            2,038,394
            Kazuhiro Hashimoto                17,137,813            2,490,704
            Franklin P. Johnson, Jr.          17,137,813            3,112,103
            Lynn Schenk                       17,137,813              146,475
            William D. Young                  17,137,813              159,985

            The proposal to amend and restate the California articles of incorporation to provide for classification of the Board of Directors into three classes received 8,197,925 affirmative votes (for the amendment and restatement), 6,347,460 negative votes (against the amendment and restatement), 2,680,328 broker non-votes and 51,305 votes abstained.

            The proposal to change the state of incorporation from the State of California to the State of Delaware received 9,572,194 affirmative votes (for the reincorporation), 4,598,045 negative votes (against the reincorporation), 3,079,813 broker non-votes and 26,966 votes abstained.

            The proposal to amend the Option Plan received 10,748,251 affirmative votes (for the amendment), 6,085,606 negative votes (against the amendment), 387,913 broker non-votes and 55,248 votes abstained.

            The proposal to amend the 1995 Employee Stock Purchase Plan received 13,814,602 affirmative votes (for the amendments), 2,847,988 negative votes (against the amendments), 545,431 broker non-votes and 68,997 votes abstained.

            The proposal to select KPMG Peat Marwick LLP as the Company's independent public accountants received 17,201,504 affirmative votes (for the selection), 48,007 negative votes (against the selection), and 27,507 votes abstained. This proposal did not receive any broker non-votes.

ITEM 5.     OTHER INFORMATION.  None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

   (a)      Exhibits.

            The following exhibits are referenced.

            Exhibit
            Number                Description
            ------                -----------
            10.69*   9-AC Asset Transfer Agreement between the Company, Pharmacia &
                     Upjohn S.p.A. and Pharmacia & Upjohn Company dated February 10,
                     1997.

            10.70(1) Amended and Restated 1988 Stock Option Plan (Amended and Restated
                     through May 22, 1997)

            10.71(1) 1995 Employee Stock Purchase Plan (Amended through May 22, 1997)

            27.1     Financial Data Schedule.

-----------------

     * Confidential treatment requested as to certain portions of this agreement.

   (1) Incorporated by reference to exhibits 99.1 and 99.4, respectively, to the Company's Registration Statement on Form S-8, File No. 333-2969.


   b)       Report on Form 8-K.

                  On June 16, 1997, the Company filed a current report on Form 8-K reporting the reincorporation of the Company to the State of Delaware by merging into IDEC Pharmaceuticals Corporation, a Delaware corporation ("IDEC Delaware"), pursuant to the terms of an Agreement and Plan of Merger between the Company and IDEC Delaware. There has been no change in the name, business, management, fiscal year, location of principal facilities, assets or liabilities of the Company as a result of the merger.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          IDEC PHARMACEUTICALS CORPORATION


Date: August 12, 1997                     By:  /s/ William H. Rastetter
      ---------------                        -----------------------------------
                                          William H. Rastetter
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

Date: August 12, 1997                     By:  /s/ Phillip M. Schneider
      ---------------                        -----------------------------------
                                          Phillip M. Schneider
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)