Form 10-Q/A
period 1997-06-30
IDEC PHARMACEUTICALS CORP / DE
filed 1997-08-18
CIK 875045

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

                        IDEC PHARMACEUTICALS CORPORATION

                          FORM 10-Q/A -- QUARTERLY REPORT
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

NOTE 2. RELATED PARTY ARRANGEMENTS

   In March 1995, the Company and Genentech, Inc. ("Genentech") entered into a collaborative agreement for the clinical development and commercialization of the Company's anti-CD20 monoclonal antibody, Rituxan(TM) (formerly IDEC-C2B8), for the treatment of non-Hodgkin's B-cell lymphomas. In February 1996, the parties extended this collaboration to include two radioconjugates, IDEC-Y2B8 and IDEC-In2B8, also for the treatment of B-cell lymphomas. Concurrent with the collaborative agreement, the Company and Genentech also entered into an expression technology license agreement for a proprietary gene expression technology developed by the Company and a preferred stock purchase agreement providing for certain equity investments in the Company by Genentech. Under the terms of these agreements, the Company may receive payments totaling $57,000,000, subject to the attainment of certain milestone events. Genentech may terminate this agreement for any reason. For the six months ended June 30, 1996, the Company recognized $1,500,000, in license fees under these agreements.

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

            (6) The selection of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ending December 31, 1997.

            The following directors received the number of votes set opposite their respective names:

                                            For Election             Withheld
                                            ------------             --------
            William H. Rastetter, Ph.D.       17,130,583              146,435
            Charles C. Edwards, M.D.          17,135,033              141,985
            Alan B. Glassberg, M.D.           17,127,015              150,003
            John Groom                        15,238,624            2,038,394
            Kazuhiro Hashimoto                14,786,314            2,490,704
            Franklin P. Johnson, Jr.          14,164,915            3,112,103
            Lynn Schenk                       17,130,543              146,475
            William D. Young                  17,117,033              159,985

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


Date: August 15, 1997                     By:  /s/ William H. Rastetter
      ---------------                        -----------------------------------
                                          William H. Rastetter
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

Date: August 15, 1997                     By:  /s/ Phillip M. Schneider
      ---------------                        -----------------------------------
                                          Phillip M. Schneider
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)