Form 10-Q
period 1997-09-30
IDEC PHARMACEUTICALS CORP / DE
filed 1997-11-14
CIK 875045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

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

                                 (619) 550-8500
                              ---------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 31, 1997, the Registrant had 19,092,493 shares of its common stock, $.001 par value, issued and outstanding.

                        IDEC PHARMACEUTICALS CORPORATION

                          FORM 10-Q -- QUARTERLY REPORT
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

PART I.        FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -- September 30, 1997 and December 31, 1996 ..................1
         Condensed Consolidated Statements of Operations -- Three months ended September 30, 1997 and
             1996 and nine months ended September 30, 1997 and 1996 .........................................2
         Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 1997 and
             1996 ...........................................................................................3
         Notes to Condensed Consolidated Financial Statements ...............................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..............6

         Risk Factors .......................................................................................9

PART II        OTHER INFORMATION

Item 1.  Legal Proceedings .................................................................................15

Item 2.  Changes in Securities .............................................................................15

Item 3.  Defaults upon Senior Securities ...................................................................15

Item 4.  Submission of Matters to a Vote of Security Holders ...............................................15

Item 5.  Other Information .................................................................................15

Item 6.  Exhibits and Reports on Form 8-K ..................................................................15


                                PART I -- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS.


IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                             September 30,       December 31,
                                                                1997                 1996
                                                             ----------          -----------
                                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                   $   7,389           $  25,337
  Securities available-for-sale                                  41,033              53,390
  Current portion of note receivable                                672                 804
  Contract research revenue receivables                           3,549               3,635
  Due from related party                                          6,790               1,532
  Inventories                                                     6,917               4,384
  Prepaid expenses and other current assets                       1,473               2,533
                                                              ---------           ---------
        Total current assets                                     67,823              91,615

Property and equipment, net                                      23,310              21,453
Note receivable, less current portion                              --                   445
Investment and other assets                                       3,365                 316
                                                              ---------           ---------
                                                              $  94,498           $ 113,829
                                                              =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable                            $   4,520           $   3,830
  Accounts payable                                                  915               3,106
  Due to related party, current                                     800                 800
  Accrued expenses and other liabilities                          8,017               5,951
  Deferred revenue                                                1,804                --
                                                              ---------           ---------
        Total current liabilities                                16,056              13,687
Notes payable, less current portion                               4,374               5,015
Other long-term liabilities                                       1,889               1,513
Due to related party, noncurrent                                  1,000               1,000

Stockholders' equity:
  Convertible preferred stock, $.001 par value                     --                  --
  Common stock, $.001 par value                                      19                  18
  Additional paid-in capital                                    178,767             176,448
  Unrealized losses on securities available-for-sale               (113)                (37)
  Accumulated deficit                                          (107,494)            (83,815)
                                                              ---------           ---------
        Total stockholders' equity                               71,179              92,614
                                                              ---------           ---------
                                                              $  94,498           $ 113,829
                                                              =========           =========


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)


                                                       Three months                 Nine months
                                                    ended September 30,         ended September 30,
                                                 -----------------------      -----------------------
                                                    1997           1996           1997           1996
                                                --------       --------       --------       --------
Revenues:
  Revenue from unconsolidated joint business    $  2,332       $   --         $  4,210       $   --
  Contract research revenues                       2,595          2,902          7,783          8,902
  License fees                                     1,500           --            6,500          9,500
  Sales                                             --             --             --            1,505
                                                --------       --------       --------       --------
                                                   6,427          2,902         18,493         19,907

Operating expenses:
  Manufacturing expenses                           5,261           --           10,475          1,384
  Research and development                         7,988          6,292         25,754         19,011
  Selling, general and administrative              3,477          1,844          8,183          5,305
                                                --------       --------       --------       --------
                                                  16,726          8,136         44,412         25,700
                                                --------       --------       --------       --------
    Loss from operations                         (10,299)        (5,234)       (25,919)        (5,793)

Interest income (expense), net                       723            730          2,240           (354)
                                                --------       --------       --------       --------

Net loss                                        $ (9,576)      $ (4,504)      $(23,679)      $ (6,147)
                                                ========       ========       ========       ========

Net loss per share common share                 $  (0.51)      $  (0.26)      $  (1.27)      $  (0.38)
                                                ========       ========       ========       ========

Shares used in computing net loss
  per common share                                18,875         17,528         18,601         16,127
                                                ========       ========       ========       ========

See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                                         Nine months ended
                                                                           September 30,
                                                                    -------------------------
                                                                       1997            1996
                                                                    --------         --------
Cash flows from operating activities:
         Net cash used in operating activities                      $(25,146)        $ (5,926)
                                                                    --------         --------

Cash flows from investing activities:
    Purchase of property and equipment                                (4,729)          (1,993)
    Investment in Cytokine Networks, Inc.                             (3,000)            --
    Purchase of securities available-for-sale                        (27,141)         (31,324)
    Sales and maturities of securities available-for-sale             39,434           14,274
                                                                    --------         --------
         Net cash provided by (used in) investing activities           4,564          (19,043)
                                                                    --------         --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                             2,585           47,513
    Proceeds from issuance of preferred stock                           --             12,500
    Proceeds from notes payable                                        3,003            1,790
    Payments on notes payable                                         (2,954)          (2,557)
                                                                    --------         --------
         Net cash provided by financing activities                     2,634           59,246
                                                                    --------         --------

Net increase (decrease) in cash and cash equivalents                 (17,948)          34,277
Cash and cash equivalents, beginning of period                        25,337           18,828
                                                                    --------         --------
Cash and cash equivalents, end of period                            $  7,389         $ 53,105
                                                                    ========         ========


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
    The information at September 30, 1997, and for the three and nine month periods ended September 30, 1997 and 1996, is unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with IDEC Pharmaceuticals(R) Corporation's (the "Company") Annual Report to Shareholders incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which was filed with the United States Securities and Exchange Commission on March 31, 1997.

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

NOTE 2. RELATED PARTY ARRANGEMENTS

   In March 1995, the Company and Genentech, Inc. ("Genentech") entered into a collaborative agreement for the clinical development and commercialization of the Company's anti-CD20 monoclonal antibody, Rituxan(TM) (formerly IDEC-C2B8), for the treatment of non-Hodgkin's B-cell lymphomas. Concurrent with the collaborative agreement, the Company and Genentech also entered into an expression technology license agreement for a proprietary gene expression technology developed by the Company and a preferred stock purchase agreement providing for certain equity investments in the Company by Genentech. Under the terms of these agreements, the Company may receive payments totaling $57,000,000, subject to the attainment of certain milestone events. Genentech may terminate this agreement for any reason. For the nine months ended September 30, 1997, the Company recognized $1,500,000, in license fees under these agreements.

    In addition, the Company and Genentech will co-promote Rituxan in the United States under a joint business arrangement, with the Company receiving a share of the profits. Additionally, the Company has an obligation to supply Rituxan for the first two years after regulatory approval of Rituxan with an option to continue supplying Rituxan thereafter. Included in inventories at September 30, 1997, is $3,002,000 in finished goods inventory that will be sold to Genentech. Included in revenue from unconsolidated joint business for the three and nine months ended September 30, 1997 is $2,332,000 and $4,210,000, respectively, for bulk Rituxan sold to Genentech.

   Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States will be the responsibility of F. Hoffmann-La Roche Ltd, except in Japan where Zenyaku Kogyo Co., Ltd. ("Zenyaku") will be responsible for development, marketing and sales. The Company will receive royalties on sales outside the U.S. and Canada. Additionally, the Company will receive royalties on sales of any Genentech products manufactured using the Company's proprietary gene expression system.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. STOCKHOLDERS EQUITY

    In September 1997, the Company entered into an agreement with a financial institution under which the Company purchased in a private transaction a capped call option, exercisable only at maturity, representing the Company's right to purchase from the financial institution up to 600,000 shares of the Company's common stock. The Company has the right to settle the capped call option with cash or stock. The capped call option which the Company purchased is expected to be settled, if exercised, with cash paid to the Company in an amount equal to the difference between the strike price and the market price, subject to caps which will limit the total amount of cash the Company could receive.

    Simultaneously, the Company sold to the same financial institution a call option, exercisable only at maturity, entitling the financial institution to purchase from the Company up to 900,000 shares of the Company's common stock. The Company has the right to settle the call option with cash or stock and, if exercised, the Company expects the call option to be settled by the issuance of up to 900,000 shares of the Company's common stock. The financial institution has advised the Company that it has engaged, and may engage, in transactions, including buying and selling shares of the Company's common stock, to offset its risk relating to the call options, which could affect the market price of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    IDEC Pharmaceuticals Corporation (the "Company") is primarily engaged in the research and development of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases. To date, the Company has not received any revenues from the commercial sale of its products. The Company has funded its operations primarily through the sale of equity securities as well as through contract research and license fee revenues received in connection with collaborative arrangements entered into with the Company's strategic partners.

    The Company has incurred increasing annual operating expenses and, as the Company prepares for product commercialization, it expects such trends to continue. The Company has incurred annual operating losses since its inception in 1985, and the transition of the Company to profitability will be dependent upon the timing of regulatory approval and the commercial success of Rituxan(TM)(formerly IDEC-C2B8). As of September 30, 1997, the Company had an accumulated deficit of $107.5 million.

RESULTS OF OPERATIONS

   Revenue from unconsolidated joint business consist of bulk Rituxan sales to Genentech, Inc. ("Genentech"), the Company's development partner.

    Contract research revenues for the three and nine months ended September 30, 1997 totaled $2.6 million and $7.8 million, respectively, compared to $2.9 million and $8.9 million for the comparable periods in 1996. The decrease in contract research revenues for the three and nine months ended September 30, 1997 is primarily due to the expiration in December 1996 of a collaborative and license agreement with Mitsubishi Chemical Corporation.

   License fees for the three months ended September 30, 1997, totaled $1.5 million and decreased to $6.5 million from $9.5 million for the nine months ended September 30, 1997 and 1996, respectively. License fees for the three months ended September 30, 1997 resulted from the achievement of a product development milestone event under the Company's collaboration with Seikagaku Corporation ("Seikagaku") for the development of PRIMATIZED(R) anti-CD23 antibodies. License fees for the nine months ended September 30, 1997 consist of a license fee received from Boehringer Ingelheim GmbH for the license of the Company's proprietary gene expression technology for the manufacture of recombinant proteins ("gene expression technology") and the aforementioned development milestone from Seikagaku. License fees for the nine months ended September 30, 1996, resulted from the achievement of product development milestone events under collaborations with Genentech and Seikagaku, a license fee from Chugai Pharmaceutical Co., Ltd. for the Company's gene expression technology and a license fee from Genentech for the expansion of its collaboration with the Company. The Company continues to pursue other collaborative and license arrangements; however, no assurance can be given that discussions in this regard will result in any such arrangements or that the Company will receive significant revenues from any such collaborative or license arrangements.

   Sales for the nine months ended September 30, 1996 were a result of the Company completing a contract manufacturing arrangement.

   Manufacturing expenses for the three months ended September 30, 1997, totaled $5.2 million and increased to $10.5 million from $1.4 million for the nine months ended September 30, 1997 and 1996, respectively. Manufacturing expenses for 1997 consist of manufacturing costs related to production of bulk Rituxan sold to Genentech and includes a charge of approximately $2.0 million made during the second quarter of 1997, for costs associated with the start-up of the Company's manufacturing facility. Manufacturing expenses for 1996 were a result of the Company completing a contract manufacturing arrangement. The Company expects to continue incurring substantial additional manufacturing expenses as the Company continues to build Rituxan inventory in anticipation of marketing clearance from the United States Food and Drug Administration.

   Research and development expenses totaled $8.0 million and $25.8 million for the three and nine months ended September 30, 1997, respectively, compared to $6.3 million and $19.0 million for the comparable periods in 1996. Research and development expenses for the three months ended September 30, 1997 increased primarily due to a license fee payment for Anti-MIF antibody technology rights and the completion of contract manufacturing for IDEC-Y2B8 in preparation for a Phase III trial in 1998. Research and development expenses for the nine months ended September 30, 1997 increased primarily due to a $3.0 million up-front licensing fee to Pharmacia & Upjohn for exclusive rights to 9-aminocamptothecin, a broad spectrum anti-cancer agent, the aforementioned license fee payment for Anti-MIF antibody technology rights and contract manufacturing costs for IDEC-Y2B8. Research and development expenses for the three and nine months ended September 30, 1997 were partially offset by the utilization of the Company's manufacturing facility for bulk production of Rituxan inventory in 1997 compared to research and development manufacturing production in 1996 of clinical material used for clinical trials. The Company expects to continue incurring substantial additional research and development costs in the future, due to expansion or addition of research and development programs; technology inlicensing costs and regulatory-related costs; preclinical and clinical testing of the Company's various products under development; and production scale-up and manufacturing of products used in clinical trials.

    Selling, general and administrative expenses totaled $3.5 million and $8.2 million for the three and nine months ended September 30, 1997, compared to $1.8 million and $5.3 million for the comparable periods in 1996. Selling, general and administrative expenses increased in 1997 due to higher personnel costs to support expanded manufacturing operations and initial costs incurred for the creation of a marketing and sales organization. Selling, general and administrative expenses necessary to support expanded manufacturing capacity, expanded clinical trials, research and development and the potential expansion of the marketing and sales organization are expected to increase in the foreseeable future.

    Net interest income totaled $0.7 million and $2.2 million for the three and nine months ended September 30, 1997, respectively, compared to net interest income of $0.7 million for the three months ended September 30, 1996 and net interest expense of $0.4 million for the nine months ended September 30, 1996. The increase in net interest income for the nine months ended September 30, 1997 from net interest expense for the nine months ended September 30, 1996 is due to higher balances in cash, cash equivalents and securities available-for-sale, a decrease in noncash interest charges for common stock warrants issued in connection with certain debt financings and a decrease in interest expense due to lower balances in notes payable.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operations and capital expenditures since inception principally through the sale of equity securities, license fees, contract research revenues, lease financing transactions and interest income. The Company expects to finance its current and planned operating requirements principally through cash on hand, funds from the commercialization of Rituxan and with funds from existing collaborative agreements and contracts which the Company believes will be sufficient to meet its near-term operating requirements. Existing agreements and contracts, however, could be canceled by the contracting parties. In addition, the Company may pursue additional capital through a combination of new collaborative agreements, strategic alliances and equity and debt financings. However, no assurance can be provided that additional capital will be obtained through these sources on favorable terms or at all. Should the Company not enter into any such arrangements, the Company anticipates its cash, cash equivalents and securities available-for-sale, together with the existing agreements and contracts, will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures through early commercialization of its first product. If adequate funds are not available from additional sources of financing, or if the commercialization of Rituxan is not approved or delayed, the Company's business could be materially and adversely affected.

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

   At September 30, 1997, the Company had $48.4 million in cash, cash equivalents and securities available-for-sale compared to cash, cash equivalents and securities available-for-sale of $78.7 million at December 31, 1996. Sources of cash, cash equivalents and securities available-for-sale during the nine months ended September 30, 1997 include $2.6 million from the issuance of common stock under employee stock option and employee stock purchase plans and $3.0 million from funding under a loan to finance equipment purchases. Uses of cash, cash equivalents and securities available-for-sale during the nine months ended September 30, 1997 include $25.1 million used in operations, $4.7 million used to purchase capital equipment, a $3.0 million preferred equity investment in Cytokine Networks, Inc. and $3.0 million used to pay notes payable.

   In September 1997, the Company entered into an agreement with a financial institution under which the Company purchased in a private transaction a capped call option, exercisable only at maturity, representing the Company's right to purchase from the financial institution up to 600,000 shares of the Company's common stock. The Company has the right to settle the capped call option with cash or stock. The capped call option which the Company purchased is expected to be settled, if exercised, with cash paid to the Company in an amount equal to the difference between the strike price and the market price, subject to caps which will limit the total amount of cash the Company could receive.

   Simultaneously, the Company sold to the same financial institution a call option, exercisable only at maturity, entitling the financial institution to purchase from the Company up to 900,000 shares of the Company's common stock. The Company has the right to settle the call option with cash or stock and, if exercised, the Company expects the call option to be settled by the issuance of up to 900,000 shares of the Company's common stock. The financial institution has advised the Company that it has engaged, and may continue to engage, in transactions, including buying and selling shares of the Company's common stock, to offset its risk relating to the call option, which could affect the market price of the Company's common stock.

    In August 1995, the Company completed receipt of funding under a $10.0 million lease financing agreement to finance both equipment and facility improvements. Terms of the financing agreement require final principal payments of $1.1 million and $0.4 million in July 1998 and January 1999, respectively.

    This quarterly report contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Such risk and uncertainties are set forth below under the caption "Risk Factors" and elsewhere in this report and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested above.

                                  RISK FACTORS

      Lengthy Regulatory Process; No Assurance of Regulatory Approvals

   The testing, manufacturing, labeling, advertising, promotion, export, and marketing, among other things, of IDEC Pharmaceuticals Corporation's ("IDEC Pharmaceuticals" or the "Company") products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the United States Food and Drug Administration ("FDA") under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. The nature and extent of regulation by governmental authorities in the United States differs with respect to different products. At the present time, with the exception of 9-aminocamptothecin ("9-AC"), the Company believes that its products will be regulated by the FDA as biologics. 9-AC will be regulated by the FDA as a drug which will require the submission of a New Drug Application ("NDA") for approval by the FDA. The regulatory approval process for a NDA is similar to the approval process for a BLA discussed below. Manufacturers of biologics and drugs may also be subject to state regulations.

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

   In February 1997, the Company and Genentech, Inc. ("Genentech") submitted BLAs to the FDA for Rituxan(TM) (formerly IDEC-C2B8) as a single agent therapy for the treatment of relapsed low grade or follicular non-Hodgkin's lymphoma and in July 1997, Rituxan was recommended unanimously for marketing clearance by the Biological Response Modifiers Advisory Committee to the FDA. F. Hoffmann-La Roche Ltd ("Hoffmann-La Roche"), also submitted, through one of its subsidiaries in the European Union, a Marketing Authorization Application ("MAA") with the European Medicines Evaluation Agency ("EMEA") for marketing Rituxan in Europe under the trade name Mabthera. There can be no assurance that the FDA and the EMEA approval of the BLAs and MAA submitted by the Company, Genentech and Hoffmann-La Roche will be granted on a timely basis, if at all, and delays in receipt or failure to receive regulatory approval could have a material adverse effect on the Company's business, financial condition and results of operations.

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

    The Company has an obligation to supply Rituxan in the United States for the first two years after regulatory approval of Rituxan. The Company has the ability to manufacture limited commercial bulk quantities of Rituxan and is dependent upon Genentech to manufacture worldwide requirements and to complete all the fill/finish production of Rituxan. There can be no assurance that the Company and/or Genentech can manufacture sufficient quantities of Rituxan to meet yet undetermined market demands or that Genentech will be able to fill/finish Rituxan on a timely and costs effective basis to avoid an insufficient supply of Rituxan inventory, any of which could materially and adversely affect the Company's business. In addition, there can be no assurance that there will be sufficient sales of Rituxan, if approved, to achieve profitable operations.

    The Company is dependent upon Genentech to fulfill fill/finish and long term manufacturing demands for Rituxan and SmithKline Beecham to fulfill all of the manufacturing requirements for IDEC-CE9.1 and/or IDEC-151. Genentech is currently constructing a larger manufacturing plant to satisfy long term demands for Rituxan and SmithKline Beecham has constructed a larger manufacturing plant for IDEC-CE9.1 and/or IDEC-151. The Company is considering the addition of another manufacturing facility to meet its long term requirements for additional products under development. Failure by the Company or its strategic partners to establish additional manufacturing capacity on a timely basis would have a material adverse effect on the Company.

   The Company is also dependent upon contract manufacturers to fulfill the Company's manufacturing demands for clinical quantities of 9-aminocamptothecin ("9-AC") and long term manufacturing demands for IDEC-Y2B8 and IDEC-In2B8. There can be no assurance that the Company will be able to establish any such contract manufacturing arrangements or that contract manufacturers will be able to complete any such manufacturing contracts in a timely or cost-effective manner, if at all, or that the Company could obtain such capacity from others. Failure by the Company to establish contract manufacturing arrangements or failure by contract manufacturers to meet the Company's manufacturing needs will result in delayed clinical trials for 9-AC and may have a material adverse effect on the Company.

      Patents and Proprietary Rights

   The Company's success will depend, in large part, on its ability to maintain a proprietary position in its products through patents, trade secret and orphan drug status. The Company has title or exclusive rights to four issued and 16 allowed United States patents, 19 United States patent applications and numerous corresponding foreign patent applications, and has licenses to patents or patent applications of other entities. No assurance can be given, however, that the patent applications of the Company or the Company's licensors will be issued or that any issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. Moreover, there can be no assurance that any patents issued to the Company or the Company's licensors will not be infringed by others or will be enforceable against others. In addition, there can be no assurance that the patents, if issued, would not be held invalid or unenforceable by a court of competent jurisdiction. Enforcement of the Company's patents may require substantial financial and human resources. Moreover, the Company may have to participate in interference proceedings if declared by the United States Patent and Trademark Office to determine priority of inventions, which typically take several years to resolve and could result in substantial cost to the Company.

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

      Uncertainties Associated with Clinical Trials

   The Company has conducted and plans to continue to undertake extensive and costly clinical testing to assess the safety, efficacy and applicability of its potential products. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the nature of the Company's clinical trial protocols, existence of competing protocols, size of the patient population, proximity of patients to clinical sites, changes in managed care and eligibility criteria for the study. Delays in patient enrollment will result in increased costs, which could have a material adverse effect on the Company. The Company cannot ensure that patients enrolled in the Company's clinical trials will respond to the Company's product candidates. Setbacks are to be expected in conducting human clinical trials. Failure to comply with the FDA regulations applicable to such testing can result in delay, suspension or cancellation of such testing, and/or refusal by the FDA to accept the results of such testing. In addition, the FDA may suspend clinical trials at any time if it concludes that the subjects or patients participating in such trials are being exposed to unacceptable health risks. Thus, there can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's potential products. Further, there can be no assurance that human clinical testing will show any current or future product candidate to be safe and effective or that data derived therefrom will be suitable for submission to the FDA or will support the Company's submission of a BLA/NDA.

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

      History of Operating Losses; Accumulated Deficit

    The Company has incurred annual operating losses since its inception in 1985. As of September 30, 1997, the Company's accumulated deficit was approximately $107.5 million. Such losses have been and will be principally the result of the various costs associated with the Company's research and development, clinical and manufacturing activities. The Company has not generated operating profits from the sale of its products. All revenues to date have resulted from collaborative research, development and licensing arrangements, contract manufacturing arrangements, research grants and interest income. The Company has no products approved by the FDA or any foreign authority and does not expect to achieve profitable operations on an annual basis unless product candidates now under development receive FDA and foreign regulatory approval and are thereafter commercialized successfully.

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

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.        OTHER INFORMATION.  None

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

  (a)          Exhibits.

                    The following exhibits are referenced.

                    Exhibit
                    Number    Description

                     4.10* Agreement Regarding Registration Rights and Related Obligations pursuant to the ISDA Master Agreement between the Company and Swiss Bank Corporation, London Branch.

                    10.72 ISDA Master Agreement between the Company and Swiss Bank Corporation, London Branch dated August 26, 1997, together with Schedules thereto.

                    10.73* Confirmation for Contract A entered into pursuant to the ISDA Master Agreement between the Company and Swiss Bank Corporation, London Branch.

                    10.74* Confirmation for Contract B entered into pursuant to the ISDA Master Agreement between the Company and Swiss Bank Corporation, London Branch.

                    27.1      Financial Data Schedule.
                    -----------
                    * Confidential treatment requested as to certain portions
                      of this agreement.

  (b)           Report on Form 8-K.  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             IDEC PHARMACEUTICALS CORPORATION


Date: November 12, 1997                      By: /s/ William H. Rastetter
      ----------------                           -------------------------------
                                                 William H. Rastetter
                                                 Chairman of the Board,
                                                 President and Chief Executive
                                                 Officer (Principal Executive
                                                 Officer)

Date: November 12, 1997                      By: /s/ Phillip M. Schneider
      -----------------                          -------------------------------
                                                 Phillip M. Schneider
                                                 Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)