Form 10-K405
period 1997-12-31
IDEC PHARMACEUTICALS CORP / DE
filed 1998-02-27
CIK 875045

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                                ---------------

                        COMMISSION FILE NUMBER: 0-19311

                        IDEC PHARMACEUTICALS CORPORATION
              (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     33-0112644
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

               11011 TORREYANA ROAD, SAN DIEGO, CALIFORNIA 92121
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)    (ZIP CODE)

                                 (619) 550-8500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of January 30, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $778,371,000. (Based upon the "closing" price as reported by the Nasdaq National Market on January 30,
1998). This number is provided only for the purposes of this report and does not represent an admission by either the Registrant or any such person as to the status of such person.

     As of January 30, 1998, the Registrant had 19,630,694 shares of its common stock, $.001 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 1998 are incorporated by reference into Part III.
================================================================================

                        IDEC PHARMACEUTICALS CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

Risk Factors............................................................................  1

                                           PART I:

Item 1.   Business......................................................................  10
Item 2.   Properties....................................................................  30
Item 3.   Legal Proceedings.............................................................  30
Item 4.   Submission of Matters to a Vote of Stockholders...............................  30

                                           PART II:

Item 5.   Market for Registrant's Common Equity and Related Stockholders Matters........  31
Item 6.   Selected Financial Data.......................................................  32
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations....................................................................  33
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk....................  37
Item 8.   Consolidated Financial Statements and Supplementary Data......................  38
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure....................................................................  55

                                          PART III:

Item 10.  Directors and Executive Officers of the Registrant............................  55
Item 11.  Executive Compensation........................................................  58
Item 12.  Security Ownership of Certain Beneficial Owners and Management................  59
Item 13.  Certain Relationships and Related Transactions................................  60

                                           PART IV:

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..............  61

     This Form 10-K contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested below. IDEC Pharmaceuticals Corporation ("IDEC Pharmaceuticals" or the "Company") undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof other than required by the Securities and Exchange Act of 1934, as amended, or the rules and regulations promulgated thereunder.

                                  RISK FACTORS

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT

     IDEC Pharmaceuticals(R) has incurred annual operating losses since its inception in 1985 and may incur additional losses in the future. As of December 31, 1997, the Company's accumulated deficit was approximately $99.4 million. Historical losses have been principally the result of the various costs associated with the Company's research and development, clinical and manufacturing activities prior to approval for marketing of any of the Company's products. Substantially all revenues to date have resulted from collaborative research, development and licensing arrangements, research grants and interest income. There is no guarantee that the Company will achieve profitable operations on an annual basis unless either Rituxan(TM) (as defined below) achieves commercial success or product candidates now under development receive approval from the U.S. Food and Drug Administration ("FDA") or foreign regulatory bodies and thereafter are commercialized successfully.

     Rituxan, which received regulatory approval in the United States on November 26, 1997 and in Switzerland on November 28, 1997, each for single agent use in relapsed or refractory, low-grade or follicular, CD20 positive, B-cell non-Hodgkin's lymphomas ("B-cell non-Hodgkin's lymphomas"), is the Company's only approved product. Rituxan is the trade name in the United States for the compound Rituximab (formerly known as IDEC-C2B8). In Switzerland, and upon approval in the rest of Europe, Rituximab is marketed as MabThera (Rituximab, Rituxan and MabThera are collectively referred to herein as "Rituxan," except where otherwise indicated). For Rituxan to succeed commercially, the Company, either alone or through its collaborative relationships, must successfully manufacture, introduce, market and sell Rituxan. To achieve the successful commercialization of other product candidates, the Company, alone or through its collaborative relationships, must successfully develop, obtain FDA or foreign regulatory approval for, manufacture, introduce, market and sell its potential products. There can be no assurance that either Rituxan or any other product candidate will be successfully commercialized. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LIMITED MANUFACTURING EXPERIENCE

     To be commercially successful, the Company must manufacture its products, either directly or through third parties, in commercial quantities, in compliance with regulatory requirements and at an acceptable cost. Although the Company has produced its products in the laboratory, scaled its production process to pilot levels and has the ability to manufacture limited commercial quantities of Rituxan, the Company has only limited experience with regard to producing such commercial quantities of Rituxan and has not yet received regulatory approval for commercial production of any other products. In addition, the Company has limited experience in bulk drug manufacturing in general and no chemical manufacturing experience, no fill/finish experience, and no fill/finish capacity. Thus, no assurance can be given as to the ultimate performance of the Company's manufacturing facility or the Company's ability to make a successful transition to ongoing commercial production.

     Biologics manufacturing as performed by IDEC Pharmaceuticals involves the growing and harvest of cells and the purification of the target protein by removal of impurities in controlled environments. This process is extremely susceptible to product loss due to any microbial or viral contamination of the process. Since the process is highly defined and controlled, any material problem due to equipment failure or operator error could cause the loss of the entire batch being manufactured. Certain bacterial or viral contaminations could cause the closure of the manufacturing plant for an extended period of time, until the cause of the contamination is identified and corrective action is implemented. Certain items of manufacturing equipment may have long lead times to perform repair and revalidation prior to use. The Company has attempted to plan for most equipment failure contingencies. Not all potential problems, however, can be appropriately addressed ahead of time nor spare parts obtained in a reasonable time frame. Any extended unplanned plant shutdowns will ultimately create higher manufacturing costs for the Company and could result in inventory and product shortages.

     In March 1995, the Company and Genentech, Inc. ("Genentech") entered into a collaborative agreement for the clinical development and commercialization of the Company's anti-CD20 monoclonal antibody, Rituxan, for the treatment of B-cell non-Hodgkin's lymphomas. In November 1995, the Company, Zenyaku Kogyo, Ltd. ("Zenyaku") and Genentech entered into a joint development, supply and license agreement whereby Zenyaku received exclusive rights to develop, market and sell Rituxan in Japan with the Company receiving royalties on sales of Rituxan in Japan. The Company's agreement with Genentech calls for IDEC Pharmaceuticals to commit its full manufacturing capacity to supply Genentech with bulk Rituxan at the higher of a fixed price per gram or Genentech's cost to manufacture per gram until the end of 1999. The Company then has the option to supply Rituxan to Genentech, at the lower of the Company's or Genentech's cost per gram. The Company currently manufactures Rituxan at a cost in excess of the Genentech contract's fixed price. Any continuing manufacturing costs above the contract price per gram or costs attributable to equipment repair or facility down time could result in an unreimburseable cost, wholly attributable to IDEC Pharmaceuticals, which would, in turn, result in decreased margins. Furthermore, the Company is aware that several of its manufacturing software systems are not yet Year 2000 compliant. See "-- Year 2000 Compliance."

DEPENDENCE ON CONTRACT MANUFACTURERS AND SOLE SOURCE SUPPLIER

     Although the Company has the ability to manufacture limited commercial bulk quantities of Rituxan, it is dependent upon Genentech to manufacture additional worldwide requirements and to complete all the fill/finish production of Rituxan. Genentech is manufacturing Rituxan in a facility that is still pending FDA approval for Rituxan manufacture and is currently constructing an additional manufacturing plant to satisfy long-term demands for Rituxan. Such facility must be approved by the FDA before it can supply commercial quantities of Rituxan and, even if approved, there can be no assurance that the Company or Genentech can manufacture sufficient quantities of Rituxan to meet as yet undetermined market demands or that Genentech will be able to fill/finish Rituxan on a timely and cost effective basis to avoid an insufficient supply of Rituxan inventory, any of which could materially and adversely affect the Company's business, results of operation and financial condition.

     The Company is contractually dependent upon SmithKline Beecham, p.l.c. ("SmithKline Beecham") to fulfill all of the manufacturing requirements for IDEC-CE9.1 and IDEC-151. SmithKline Beecham has constructed a commercial-scale manufacturing plant for IDEC-CE9.1 and/or IDEC-151. However, there can be no assurance that SmithKline Beecham will be able to manufacture sufficient quantities of IDEC-CE9.1 or IDEC-151, should either or both receive FDA approval to meet as yet undetermined market demands.

     Because the Company's capacity is committed to the manufacture of Rituxan for two years, the Company does not have the current cell culture capacity to manufacture commercial qualifying material for the Company's IDEC-Y2B8 or In2B8 products. The Company is currently accepting proposals for a qualified commercial contractor to meet the long-term manufacturing demands for IDEC-Y2B8 or In2B8. In addition, as the Company does not have expertise or facilities for small molecule chemical manufacturing, the Company will need to establish a long-term manufacturing arrangement for the drug 9-aminocamptothecin ("9-AC") with an appropriate contract manufacturer. The Company's 9-AC clinical materials requirements will be met over the next two years by Pharmacia & Upjohn S.p.A. ("Pharmacia"), as part of the product in-license agreement. Additionally, as the Company does not have fill/finish expertise, the Company will be dependent on outside contractors to meet all of the Company's current and future fill/finish requirements.

     The Company has several vendors for raw materials that are used in the manufacture of products for commercial or clinical trial use that are the sole source available. Any disruption in the supply of these materials would have a material adverse effect on the Company's ability to meet its manufacturing commitments, and would ultimately have a negative effect on manufacturing costs, or could delay significantly current clinical studies. Due to the need for raw materials to meet certain regulatory, pre-qualification and release specifications prior to their use for manufacturing, the Company is limited to specific suppliers. The Company has initiated a program for identifying alternative suppliers for certain raw materials, where possible.

LIMITED SALES AND MARKETING EXPERIENCE

     The Company has limited experience in commercial sales and marketing. The Company has adopted a strategy of pursuing collaborative agreements with strategic partners that provide for co-promotion of certain of the Company's products. To the extent that the Company elects to participate in co-promotion efforts in the United States or Canada, and in those instances where the Company retains exclusive marketing rights in specified territories, the Company will need to maintain and expand its sales and marketing capability in order to establish a successful direct sales and marketing capability in the targeted markets. The Company will also need to build marketing support services including customer service, order entry, shipping and billing, customer reimbursement assistance, managed-care sales support, medical information and sales training. There can be no assurance that the Company will be able to establish a successful direct sales and marketing capability in any or all targeted markets or that it will be successful in gaining market acceptance for its products. To the extent that the Company has entered or in the future enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties and there can be no assurance that such efforts will be successful. Failure to establish a sales capability either in the United States or outside the United States may have a material adverse effect on the Company's business, results of operations and financial condition. See "Business -- Sales and Marketing."

     During 1998, the Company will depend on the successful marketing and sales of Rituxan for much of its anticipated revenue. Rituxan is being marketed and sold in the United States pursuant to a co-promotion agreement with Genentech, which currently has a sales and marketing staff of approximately 50 professionals that is largely dedicated to the commercialization of Rituxan. In an effort to establish its own direct sales capability for Rituxan, the Company has recently created a marketing staff and a sales organization of 32 professionals with experience primarily in the oncology therapeutic category, who are dedicated exclusively to the commercialization of Rituxan. The Company relies heavily on Genentech to supply related marketing support services including customer service, order entry, shipping and billing, customer reimbursement assistance, managed-care sales support, medical information and sales training. There can be no assurance that the Company's sales and marketing staff will successfully transition the Company into long-term profitability. Furthermore, there can be no assurance that Genentech will successfully perform its role in the co-promotion relationship.

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

OPERATING RESULTS SUBJECT TO SIGNIFICANT FLUCTUATIONS

     The Company's quarterly revenues, expenses and operating results are likely to vary significantly in the future due to a variety of factors such as demand for the Company's products, the Company's achievement of certain payment milestones, hospital and pharmacy buying decisions, physician acceptance rates, changes in government or private reimbursement policies, manufacturing constraints, the ability of the Company to obtain approvals of additional products for commercial sale on a timely basis, changes in the Company's level of operating expenses, the Company's ability to attract and retain qualified personnel, changes in the Company's sales incentive plans or co-promotion agreements, foreign currency exchange rates and overall economic conditions. Furthermore, because the Company is commercializing Rituxan through a co-promotion, profit-sharing agreement with Genentech, the Company's ability to report revenues from the commercialization of Rituxan will be dependent upon the timeliness of Genentech's reporting of Rituxan sales. There can be no assurance that Genentech will report on a timely basis. Because the Company's expense levels are based to a significant extent on the Company's expectations of future revenues and therefore will vary only slightly in the short term, if revenues fall below expectations, operating results are likely to be adversely and disproportionately affected.

RELIANCE ON THIRD-PARTY DEVELOPMENT AND MARKETING EFFORTS

     The Company has adopted a research, development and product commercialization strategy that is dependent upon various arrangements with strategic partners and others. The success of the Company's products is substantially dependent upon the success of these outside parties in performing their obligations, which include, but are not limited to, providing funding and performing research and development with respect to the Company's products. The Company's strategic partners may also develop products that may compete with the Company. Although IDEC Pharmaceuticals believes that its partners have an economic incentive to succeed in performing their contractual obligations, the amount and timing of resources that they devote to these activities is not within the control of the Company. There can be no assurance that these parties will perform their obligations as expected or that any revenue will be derived from such arrangements. The Company has entered into collaborative agreements with Genentech, Zenyaku, SmithKline Beecham, Mitsubishi Chemical Corporation ("Mitsubishi"), Seikagaku Corporation ("Seikagaku")and Eisai, Co., Ltd. ("Eisai"). These agreements generally may be terminated at any time by the strategic partner, typically on short notice to the Company. If one or more of these partners elect to terminate their relationship with the Company, or if the Company or its partners fail to achieve certain milestones, it could have a material adverse effect on the Company's ability to fund the related programs and to develop any products that may have resulted from such collaborations. There can be no assurance that these collaborations will be successful. In addition, some of the Company's current partners have certain rights to control the planning and execution of product development and clinical programs, and there can be no assurance that such partners' rights to control aspects of such programs will not impede the Company's ability to conduct such programs in accordance with the schedules currently contemplated by the Company for such programs and will not otherwise impact the Company's strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Strategic Alliances."

LENGTHY REGULATORY PROCESS; NO ASSURANCE OF ADDITIONAL REGULATORY APPROVALS

     The testing, manufacturing, labeling, advertising, promotion, export and marketing, among other things, of the Company's proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. The nature and extent of regulation by governmental authorities in the United States differs with respect to different products. At the present time, with the exception of 9-AC, the Company believes that its products will be regulated by the FDA as biologics. Biologics require the submission of a Biologics License Application ("BLA") and approval by the FDA prior to being marketed in the United States. The Company believes that the FDA will regulate the Company's 9-AC product candidate as a drug which will require the submission of a New Drug Application ("NDA") for approval by the FDA prior to being marketed in the United States. The regulatory approval process for a NDA is similar to the approval process for a BLA. Manufacturers of biologics or drugs may also be subject to state regulation.

     The steps required before a product may be approved for marketing in the United States generally include (i) preclinical laboratory tests and animal tests, (ii) the submission to the FDA of an Investigational New Drug application ("IND") for human clinical testing, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a BLA or NDA, (v) FDA review of the BLA or NDA and (vi) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is made to assess compliance with current Good Manufacturing Practices ("cGMP"). The testing and approval process requires substantial time, effort and financial resources and there can be no assurance that any approval will be granted on a timely basis, if at all. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's product candidates. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

     The results of the preclinical studies and clinical study or studies, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of a BLA or NDA requesting approval to market the product. Before approving a BLA or NDA, the FDA will inspect the facilities at which the product is manufactured, and will not approve the product unless cGMP compliance is satisfactory. The FDA may deny a BLA or NDA if applicable regulatory criteria are not satisfied, require additional testing or information, and/or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurance that FDA approval of any BLA or NDA submitted by the Company will be granted on a timely basis or at all. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed.

     Both before and after approval is obtained, violations of regulatory requirements, including the preclinical and clinical testing process, the BLA or NDA review process, or thereafter (including after approval) may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or BLA or NDA holder. For example, BLA or NDA holders are required to report certain adverse reactions to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, monies and effort in the area of production and quality control to maintain cGMP compliance. In addition, discovery of problems may result in restrictions on a product, manufacturer or BLA or NDA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

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

     In February 1997, the Company and Genentech submitted BLAs to the FDA for Rituxan as a single agent therapy for the treatment of B-cell non-Hodgkin's lymphoma, and on November 26, 1997, Rituxan was approved for marketing by the FDA. Hoffmann-LaRoche submitted an application to the Swiss regulatory agency, the Office Intercantonal de Controle de Medicaments, for the marketing of Rituxan in Switzerland. On November 28, 1997, Rituxan was approved for marketing in Switzerland and was launched in the Swiss market in late 1997 by F. Hoffmann-LaRoche, Inc. ("Hoffmann-LaRoche"). Hoffmann-LaRoche also submitted a Marketing Authorization Application ("MAA") with the European Medicines Evaluation Agency ("EMEA") for marketing Rituxan in the European Union. There can be no assurance that EMEA approval of the MAA will be granted on a timely basis, if at all, and delays in receipt or failure to receive regulatory approval could have a material adverse effect on the Company's business, results of operations and financial condition.

     Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA or NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product that has an orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan drug exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years.

     In 1994, the Company obtained orphan drug designation for Rituxan, IDEC-Y2B8 and IDEC-In2B8 from the FDA to treat certain B-cell non-Hodgkin's lymphomas (as defined on page 1). In connection with its approval by the FDA, Rituxan has received orphan drug exclusivity in the United States. However, there can be no assurance that IDEC-Y2B8 or IDEC-In2B8 will receive orphan drug exclusivity for the B-cell non-Hodgkin's lymphoma indication, and it is possible that competitors of the Company could obtain approval, and attendant orphan drug exclusivity, for IDEC-Y2B8 or IDEC-In2B8 for the B-cell non-Hodgkin's lymphoma indication, thus precluding the Company from marketing IDEC-Y2B8 or IDEC-In2B8 for that indication in the United States. In addition, even if the Company does obtain orphan exclusivity for any of its compounds for B-cell non-Hodgkin's lymphoma, there can be no assurance that competitors will not receive approval of other, different drugs or biologics for B-cell non-Hodgkin's lymphoma. Although obtaining FDA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug designation will remain in effect in the future.

UNCERTAINTIES ASSOCIATED WITH CLINICAL TRIALS

     IDEC Pharmaceuticals has conducted and plans to continue to undertake extensive and costly clinical testing to assess the safety and efficacy of its potential products. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the nature of the Company's clinical trial protocols, existence of competing protocols, size of the patient population, proximity of patients to clinical sites and eligibility criteria for the study. Delays in patient enrollment will result in increased costs and delays, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company cannot assure that patients enrolled in the Company's clinical trials will respond to the Company's product candidates. Setbacks are to be expected in conducting human clinical trials. Failure to comply with the FDA regulations applicable to such testing can result in delay, suspension or cancellation of such testing, and/or refusal by the FDA to accept the results of such testing. In addition, the FDA may suspend clinical trials at any time if it concludes that the subjects or patients participating in such trials are being exposed to unacceptable risks. Thus, there can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's potential products. Further, there can be no assurance that human clinical testing will show any current or future product candidate to be safe and effective or that data derived therefrom will be suitable for submission to the FDA or will support the Company's submission of a BLA or NDA. See "Business -- Government Regulation."

PATENTS AND PROPRIETARY RIGHTS

     The Company's success will depend, in large part, on its ability to maintain a proprietary position in its products through patents, trade secrets and orphan drug designation. IDEC Pharmaceuticals owns by assignment seven issued and 14 allowed U.S. patents, 16 U.S. patent applications and numerous corresponding foreign patent applications, and has licenses to patents or patent applications that are assigned to other entities. No assurance can be given, however, that the patent applications of the Company or the Company's licensors will be issued or that any issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. Moreover, there can be no assurance that any patents issued to the Company or the Company's licensors will not be infringed by others or will be enforceable against others. In addition, there can be no assurance that the patents, if issued, would not be held invalid or unenforceable by a court of competent jurisdiction. Enforcement of the Company's patents may require substantial financial and human resources. Moreover, the Company or its licensees may have to participate in interference proceedings if declared by the U.S. Patent and Trademark Office ("PTO") to determine priority of inventions, which typically take several years to resolve and could result in diminished scope of patent protection and substantial cost to the Company.

     A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Particularly in the monoclonal antibody field, competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or similar to those of the Company. To date, no consistent policy has emerged regarding the breadth of claims allowed in biopharmaceutical patents. Moreover, United States and foreign country patent laws are distinct and the interpretations thereunder unique to each country. Thus, patentability, validity and infringement issues for the same technology or invention may be resolved differently in different jurisdictions. There can be no assurance that patents do not exist in the United States or in foreign countries or that patents will not be issued that would have an adverse effect on the Company's ability to market its products. Specifically, the Company is aware of several patents and patent applications which may affect the Company's ability to make, use and sell its products. See "Business -- Patents and Proprietary Rights." Accordingly, the Company expects that commercializing monoclonal antibody-based products may require licensing and/or cross-licensing of patents with other companies or entities in this field. There can be no assurance that the licenses, which might be required for the Company's processes or products, would be available, if at all, on commercially acceptable terms. The ability to license any such patents and the likelihood of successfully contesting infringement, enforceability or validity of such patents are uncertain and the costs associated therewith may be significant. If the Company is required to acquire rights to valid and enforceable patents but cannot do so at a reasonable cost, the Company's ability to manufacture or market its products would be materially adversely affected.

     The owners, or licensees of the owners, of these patents may assert that one or more of the Company's products infringe one or more claims of such patents. If legal action is commenced against the Company to enforce any of these patents and the plaintiff in such action prevails, the Company could be prevented from making, using, offering to sell, selling or importing the subject matter claimed in such patents. In such event or under other appropriate circumstances, the Company may attempt to obtain licenses to such patents. However, no assurance can be given that any owner would license the patents to the Company at all or on terms that would permit commercialization of the Company's products. An inability to commercialize such products could have a material adverse effect on the Company's business, results of operations and financial condition.

     Furthermore, the patent position worldwide of biotechnology companies in relation to proprietary products is highly uncertain and involves complex legal and factual questions. There is a substantial backlog of biotechnology patents at the PTO. The Company also relies on trade secrets and proprietary know-how which it seeks to protect, in part, by confidentiality agreements with its employees, collaborators and consultants. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently developed by competitors. See "Business -- Patents and Proprietary Technology."

ADDITIONAL FINANCING REQUIREMENTS AND UNCERTAIN ACCESS TO CAPITAL MARKETS

     The Company has expended and will continue to expend substantial funds to increase sales of Rituxan and to complete the research, development, manufacturing and marketing of its other products. The Company has obtained and intends to seek additional funding for these purposes through a combination of new collaborative arrangements, strategic alliances, and additional equity or debt financings or from other sources. There can be no assurance that such future additional funds will be available on acceptable terms, if at all. Even if available, the cost of funds may result in substantial dilution to current stockholders. If adequate funds are not available from operations or additional sources of financing, the Company's business, results of operations and financial condition could be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

DEPENDENCE ON KEY PERSONNEL

     The Company's success depends in part upon the continued contributions of its senior management and key scientific and technical personnel. The Company's success is also dependent upon its ability to attract and retain additional qualified scientific, technical, manufacturing and managerial personnel and to develop and maintain relationships with qualified clinical researchers. Significant competition exists among pharmaceutical and biotechnology companies for such personnel, and there can be no assurance that the Company will retain such personnel or that it will be able to attract, assimilate and retain such personnel as may be required in the future or to develop and maintain relationships with such researchers. The Company does not maintain or intend to purchase "key person" life insurance on any of its personnel. See
"Business -- Employees" and "Directors and Executive Officers of the
Registrant."

SUBSTANTIAL COMPETITION

     Substantial competition exists in the biotechnology industry from pharmaceutical and biotechnology companies which may have technical or competitive advantages. The Company competes with these companies in the development of technologies and processes and sometimes competes with them in acquiring technology from academic institutions, government agencies, and other private and public research organizations. There can be no assurance that the Company will be able to produce or acquire rights to products that have commercial potential. Even if the Company achieves product commercialization, there can be no assurance that one or more of the Company's competitors may not:
(i) achieve product commercialization earlier than the Company, (ii) receive patent protection that dominates or adversely affects the Company's activities,
(iii) have significantly greater sales and marketing capabilities or (iv) develop products that are more widely accepted than those developed by the Company. See "Business -- Competition."

VOLATILITY OF STOCK PRICE

     The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of the Company's Common Stock, like the stock prices of many publicly traded biotechnology companies, has been highly volatile. During 1997, the Company's stock price fluctuated between $15 3/4 per share and $46 1/4 per share. Announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products or products under development by the Company or its competitors, regulatory developments in either the United States or foreign countries, public concern as to the safety of biotechnology products and economic and other external factors including the buying and selling of shares by option holders to offset their risk, as well as period-to-period fluctuations in financial results may have a significant impact on the market price of the Company's Common Stock. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected. See "Market for Registrant's Common Equity and Related Stockholder Matters" and "-- Outstanding Options; Possible Dilution and Hedging."

UNCERTAINTIES REGARDING HEALTH CARE REIMBURSEMENT AND REFORM

     The future revenues and profitability of biopharmaceutical companies as well as the availability of capital may be affected by the continuing efforts of government and third-party payors to contain or reduce costs of health care through various means. For example, in certain foreign markets pricing or profitability of prescription pharmaceuticals is subject to government control. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement similar government controls. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's ability to commercialize its products successfully will depend in part on the extent which appropriate reimbursement levels for the cost of such products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs may all result in lower prices for the Company's products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially adversely affect the Company's business, results of operations and financial condition. See "Business -- Pharmaceutical Pricing and Reimbursement."

     The speed with which Rituxan is adopted into the marketplace will be dependent on the rate of acceptance of the product into reimbursement programs operated by governmental authorities, private health insurers and other organizations, such as HMOs. Any significant delay in the ability of health-care providers to receive reimbursement for Rituxan will similarly delay the adoption of Rituxan and could have a material adverse effect on the Company's business, operating results and financial condition.

PRODUCT LIABILITY EXPOSURE

     Clinical trials, manufacturing, marketing and sale of any of the products or products under development owned or licensed by the Company may expose the Company to product liability claims. The Company currently carries limited product liability insurance. There can be no assurance that the Company or its strategic partners will be able to continue to maintain or obtain additional insurance or, if available, that sufficient coverage can be acquired at a reasonable cost. An inability to obtain sufficient insurance coverage at an acceptable cost or otherwise protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products developed by the Company or its strategic partners. A product liability claim or recall could have a material adverse effect on the Company's business, operating results and financial condition.

ENVIRONMENTAL RISKS

     The Company's business involves the controlled use of hazardous materials, chemicals and radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. In addition, disposal of radioactive materials used by the Company in its research efforts may only be made at approved facilities. Approval of a site in California has been delayed indefinitely. The Company currently stores such radioactive materials on site. The Company may incur substantial cost to comply with environmental regulations. See "Business -- Environmental Regulation."

EFFECT OF ANTI-TAKEOVER PROVISIONS

     The Company has taken a number of actions that could have the effect of discouraging a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. The Company has adopted a Shareholder Rights Plan that would cause substantial dilution to a person who attempts to acquire the Company on terms not approved by the Company's Board of Directors. The Shareholder Rights Plan may therefore have the effect of delaying or preventing any change in control and deterring any prospective acquisition of the Company. In addition, the Company's Certificate of Incorporation grants the Board of Directors the authority to issue up to 8,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of Preferred Stock that may be issued in the future. While the Company has no present intention to issue shares of Preferred Stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult or less attractive for a third party to acquire a majority of the outstanding voting stock of the Company. Such Preferred Stock may also have other rights, including economic rights senior to the Common Stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the Common Stock. Furthermore, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law ("Section 203"), which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person first becomes an "interested stockholder," unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company.

OUTSTANDING OPTIONS; POSSIBLE HEDGING AND DILUTION

     In September 1997, the Company entered into an agreement with a financial institution under which the Company sold to the financial institution a call option, exercisable only at maturity, entitling the financial institution to purchase from the Company up to 900,000 shares of the Company's Common Stock at a certain strike price per share. The Company has the right to settle the call option with cash or stock and, if exercised, the Company expects to settle the call option by issuing up to 900,000 shares of the Company's Common Stock to the financial institution. The financial institution has advised the Company that it has engaged, and may continue to engage, in transactions, including buying and selling shares of the Company's Common Stock, to offset its risk relating to the call option, which could affect the market price of the Company's Common Stock. Furthermore, should the Company settle the call option by issuing stock, new investors will experience an immediate dilution at the time of issuance. Other outstanding options and warrants will further dilute the Company's stock.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

     Management has initiated an enterprise-wide program to prepare the Company's computer systems and other electronic applications for the year 2000 (the "Year 2000 Program"). This Year 2000 Program, which is performed by a task force assembled by the Company, consists of (i) an audit on all electronic and computer systems in order to identify potential Year 2000 problems within the Company, (ii) identification of third parties whose Year 2000 non-compliance would have a material adverse effect on the Company's business, results of operations or financial condition and requiring such third parties to confirm that they are developing plans to address their own Year 2000 issues, and (iii) a remedial phase to correct any discovered problems.

     The Company's Year 2000 Program has already identified several manufacturing software systems that are not yet Year 2000 compliant. The Company expects to complete its audit by the end of February 1998 and intends to complete its third-party confirmations and begin its remedial phase by the end of the third quarter. While the Company has begun evaluating potential strategies for resolving Year 2000 problems, the dollar amount that the Company will spend to remediate its Year 2000 issues remains uncertain, and management has not yet assessed the Year 2000 compliance expenses and related potential effect on the Company's operations. The Company expects to incur internal personnel expenses as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to prepare the Company's systems for the year 2000.

     The Company anticipates its Year 2000 Program will be completed before January 1, 2000. However, there can be no assurance that the Year 2000 Program, or computer systems and applications of other companies on which the Company's operations rely, will be timely converted, or that any such failure to convert by another company would not have a material adverse effect on the Company's systems. Moreover, a failure to correct any non-compliant manufacturing software could disable the Company's manufacturing capacity, resulting in inventory and product shortages and ultimately creating higher manufacturing costs of goods of the Company. See " -- Limited Manufacturing Experience."

                                     PART I

ITEM 1. BUSINESS.

     IDEC Pharmaceuticals is primarily engaged in the commercialization and research and development of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases. The Company's first commercial product, Rituxan, and its most advanced product candidate are for treatment of B-cell non-Hodgkin's lymphomas, which afflict approximately 250,000 patients in the United States. The Company is also developing products for the treatment of solid tumors, which afflict approximately 1,100,000 new patients each year in the Unites States, and rheumatoid arthritis, which afflicts approximately 2,000,000 people in the United States.

BACKGROUND

     ANTIBODIES AND THE IMMUNE SYSTEM

     The immune system is composed of specialized cells, including B cells and T cells, that function in the recognition, destruction and elimination of disease causing foreign substances and of virally infected or malignant cells. The role of these specialized cells is determined by receptors on the cell surface which govern the interaction of the cell with foreign substances and with the rest of the immune system. For example, each differentiated B cell of the immune system has a different antibody anchored to its surface that serves as a receptor to recognize foreign substances. This antibody then triggers the production of additional antibodies which as free-floating molecules bind to and eliminate these foreign substances. Each foreign substance is individually identifiable by structures on its surface known as antigens, which serve as binding sites for the specific antibodies. T cells play more diverse roles, including the identification and destruction of virally infected or malignant cells.

     A variety of technologies have been developed to produce antibodies as therapeutic agents. These include hybridoma technology and molecular biology techniques such as gene cloning and expression, which can now be applied to the generation, selection and production of hybrid monoclonal antibody varieties known as chimeric and humanized antibodies, as well as strictly human antibodies. Chimeric antibodies are constructed from portions of non-human species (e.g., mouse) antibodies and human antibodies. In these applications, the portion of the antibody responsible for antigen binding (the "variable region") is taken from a non-human antibody and the remainder of the antibody (the "constant region") is taken from a human antibody. Compared to mouse ("murine") monoclonal antibodies, chimeric antibodies generally exhibit lower immunogenicity (the tendency to trigger an often adverse immune response such as a human anti-mouse antibody, or "HAMA" response), are cleared more slowly from the body, and function more naturally in the human immune system. Humanized antibodies can be constructed by grafting several small pieces of a murine antibody's variable region onto a constant region framework provided by a human antibody. This process, known as "CDR grafting," reduces the amount of foreign materials in the antibody, rendering it closer to a human antibody. However, the construction of humanized antibodies by CDR grafting requires complex computer modeling, and the properties of the resulting antibody are not completely predictable and may, in fact, still trigger a HAMA response.

     B-CELL NON-HODGKIN'S LYMPHOMAS

     As with other cell types in the body, B cells and T cells may become malignant and grow as immune system tumors, such as lymphomas. B-cell non-Hodgkin's lymphomas are cancers of the immune system which currently afflict approximately 250,000 patients in the United States. Treatment alternatives for lymphoma patients include chemotherapy, radiation therapy, and more recently, the Company's Rituxan that is indicated for use in relapsed or refractory, low-grade or follicular, CD20 positive, B-cell non-Hodgkin's lymphoma. B-cell non-Hodgkin's lymphomas are diverse with respect to prognosis and treatment, and are generally classified into one of three groups (low, intermediate or high-grade) based on histology and clinical features. These three groups are further subdivided by the International Working Formulation ("IWF") into subclasses A through J: low grade (A, B and C); intermediate grade (D, E, F and G); and high grade (H, I and J). Low grade or follicular B-cell non-Hodgkin's lymphoma is comprised of IWF subclasses A through D. The Company estimates that approximately half of the 250,000 patients afflicted with B-cell non-Hodgkin's lymphoma in the United States have low grade or follicular disease; of these roughly 18,000 will have been diagnosed during the past 12 months. Patients with low-grade lymphomas have a fairly long life expectancy from the time of diagnosis (median survival 6.6 years), despite the fact that low-grade lymphomas are almost always incurable. Intermediate-grade and high-grade lymphomas are more rapidly growing forms of these cancers, which in a minority of cases can be cured with early, aggressive chemotherapy. New diagnoses of non-Hodgkin's lymphomas have increased approximately 5.9% annually over the past decade, with 55,400 new diagnoses estimated for 1998. The increase is due in part to the aging of the population and to the increasing prevalence of lymphomas in the AIDS patient population. In approximately 90% of the cases in the United States, non-Hodgkin's lymphomas are of B-cell origin, the remainder is of T-cell origin.

     Owing to the fluid nature of the immune system, B-cell lymphomas are usually widely disseminated and characterized by multiple tumors at various sites throughout the body at first presentation. Treatment courses with chemotherapy or radiation therapy often result in a limited number of remissions for patients with B-cell lymphomas. The majority of patients in remission will relapse and ultimately die either from their cancer or from complications of standard therapy. Fewer patients achieve additional remissions following relapse and those remissions are generally of shorter duration as the tumors become increasingly resistant to subsequent courses of chemotherapy. Therapeutic product development efforts for these cancers have focused on both improving treatment results and minimizing the toxicities associated with standard treatment regimens. Immunotherapies with low toxicity and demonstrated efficacy, such as Rituxan, might be expected to reduce treatment and hospitalization costs associated with side effects or opportunistic infections, which can result from the use of chemotherapy and radiation therapy.

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

     ANTIBODIES AND THE REGULATION OF IMMUNE SYSTEM CELLS

     Monoclonal antibodies may be used to bind to specific subsets of human immune system cells and may act to deplete or to suppress the activity of the targeted cells. Indeed, the high specificity of monoclonal antibodies enable them to discriminately act against different types of B cells or T cells. Depletion of diseased immune cells or suppression of disease-causing immune activities may be possible by using antibodies that attach to specific determinants on the surface of target immune system cells. In particular, the individual B and T cells of the immune system express a broad variety of surface determinants (cell surface markers). Such determinants not only differentiate one cell type from another, but also differentiate individual cells from other cells with specificity for different antigens. Monoclonal antibodies may also be used to bind to molecules, such as cytokines, in the plasma which serve as soluble mediators of immune system cell activity. By neutralizing these molecules, monoclonal antibodies may be used to alter immune cell activity and/or migration, for example, in inflammatory conditions.

IDEC PHARMACEUTICALS' TECHNOLOGY

     IDEC Pharmaceuticals is developing products for the management of immune system cancers, solid tumors and autoimmune and inflammatory diseases. The Company's antibody products bind to specific subsets of human immune system cells, or to soluble mediators of immune cell activity, and act to deplete or to alter the activity of these cells. The products are administered intravenously and target cells or soluble mediators located in easily accessible compartments of the body, specifically the blood, the lymphatic fluid and the synovial fluid. For treatment of non-Hodgkin's B-cell lymphomas, the Company's products target a cell surface marker known as CD20 which is present only on B cells but not on B-cell precursors. These products act to reduce total B-cell levels, including both malignant and normal B cells. The depletion of normal B cells observed in clinical experience to date has been only temporary, with regeneration occurring within months. The Company believes that its recently launched product, Rituxan, and the successful development of radioimmunotherapeutic agents, such as IDEC-Y2B8, will provide therapeutic alternatives to complement and, in some cases, replace chemotherapeutic agents in the treatment of B-cell non-Hodgkin's lymphomas.

     Due to their specificity and affinity for cell surface receptors, monoclonal antibodies are also an attractive means by which to treat autoimmune diseases. Attachment of monoclonal antibodies to specific cell surface receptors can be used to suppress aberrant and unwanted immune activity. Historically, however, the use of monoclonal antibodies as an ongoing therapy has been limited by the body's rejection of the mouse derived components of the antibodies. Murine monoclonal antibodies, which are structurally different from human antibodies, tend to trigger adverse immune reactions when used as therapies. These reactions include a HAMA response in which the patient's immune system produces antibodies against the therapeutic antibody, thus limiting its effectiveness.

     The Company has developed a proprietary PRIMATIZED antibody technology designed to avoid HAMA responses and other immunogenicity problems by developing monoclonal antibodies from primate rather than mouse B cells. These antibodies are characterized by their strong similarity to human antibodies and by the absence of mouse components. In March 1996, the Company received a Notice of Allowance for a United States patent application claiming the Company's PRIMATIZED antibodies. Underlying this proprietary technology is the Company's discovery that macaque monkeys produce antibodies that are structurally indistinguishable from human antibodies in their variable (antigen-binding) regions. Further, the Company found that the macaque monkey can be immunized to make antibodies that react with human, but not with macaque, antigens. Genetic engineering techniques are then used to isolate the portions of the macaque antibody gene that encode the variable region from a macaque B cell. This genetic material is combined with constant region genetic material from a human B cell and inserted into a host cell line which then expresses the desired antibody specific to the given antigen. The result is a part human, part macaque PRIMATIZED antibody which appears structurally to be so similar to human antibodies that it may be accepted by the patient's immune system as "self." This development allows the possibility of therapeutic intervention in chronic diseases or other conditions that are not amenable to treatment with antibodies containing mouse components.

     The Company has also discovered a proprietary antigen formulation, PROVAX(TM), which has shown the ability to induce cellular immunity, manifested by cytotoxic T lymphocytes, in animals immunized with protein antigens. Cellular immunity is a counterpart to antibody-based immunity and is responsible for the direct destruction of virally infected and malignant cells. PROVAX is a combination of defined chemical entities and may provide a practical means for the development of effective immunotherapies that act through the induction of both antibody and cell-mediated immunity. The Company believes such immunotherapies may be useful for the treatment of certain cancers and viral diseases. Preliminary studies also indicate that PROVAX can be safely administered by injection to human subjects. The Company intends to make PROVAX available through licenses and collaborations to interested partners for development of immunotherapeutic vaccines.

     IDEC Pharmaceuticals has developed methods of engineering mammalian cell cultures using proprietary gene expression technologies (its "vector technologies") that rapidly and reproducibly select for stable cells, producing high levels of desired proteins. These technologies allow the efficient production of proteins at yields that may be significantly higher, and costs that may be significantly lower, than current, competing cell culture methods. IDEC Pharmaceuticals has successfully applied one of these technologies to the commercial scale production of Rituxan.

PRODUCTS AND PRODUCTS UNDER DEVELOPMENT

     Rituxan and the Company's primary products under development address immune system cancers, such as lymphomas, solid tumors, and autoimmune and inflammatory diseases, such as rheumatoid arthritis. In addition, the Company has discovered certain other products through the application of its technology platform. The products in preclinical and clinical development by the Company include the following.

                                   INDICATION                 STATUS(1)                    DEVELOPMENT/MARKETING
                                   -------------------------  -------------------------    -------------------------
IMMUNE SYSTEM CANCER PRODUCTS:
Rituxan........................    Certain B-cell non-        U.S.: Approved               Genentech (U.S.
                                   Hodgkin's lymphomas                                     co-promotion)
                                                              European Union: MAA          Hoffmann-LaRoche
                                                              pending
                                                              Switzerland: Approved        Hoffmann-LaRoche
                                                              Japan: Phase II              Zenyaku
IDEC-Y2B8......................    Certain B-cell non-        Phase III                    Hoffmann-LaRoche (option
                                   Hodgkin's lymphomas                                     to commercialize outside
                                   (radioimmunotherapy)                                    the U.S.)
IDEC-In2B8.....................    Certain B-cell non-        Phase III                    Hoffmann-LaRoche (option
                                   Hodgkin's lymphomas                                     to commercialize outside
                                   (tumor imaging and                                      the U.S.)
                                   dosimetry)
9-AC...........................    Solid tumors               Phase I/II                   No current partner
AUTOIMMUNE AND INFLAMMATORY PRODUCTS:
PRIMATIZED IDEC-151............    Rheumatoid arthritis       Phase II portion of Phase I/II SmithKline Beecham
                                                                                           (worldwide)
PRIMATIZED IDEC-CE9.1..........    Rheumatoid arthritis       Phase III - On Clinical      SmithKline Beecham
                                                              Hold                         (worldwide)
PRIMATIZED IDEC-CE9.1..........    Asthma                     Phase I - On Clinical        SmithKline Beecham
                                                              Hold                         (worldwide)
Humanized Anti-gp39                Various autoimmune         Phase I                      Eisai (Europe and Asia)
  (IDEC-131)...................    diseases, initially SLE
PRIMATIZED Anti-gp39...........    Various autoimmune         Lead compound selected       Eisai (Europe and Asia)
                                   diseases
PRIMATIZED Anti-B7.............    Various autoimmune         Preclinical development      Mitsubishi (Asia)
                                   diseases, initially
                                   psoriasis
PRIMATIZED Anti-CD23...........    Various allergic           Lead compound selected       Seikagaku (Europe and
                                   conditions, initially                                   Asia)
                                   allergic asthma
Humanized and PRIMATIZED
  Anti-MIF.....................    Various Inflammatory       Discovery                    No current partner
                                   conditions
OTHER PRODUCTS:
PROVAX (antigen formulation)...    Cancer therapeutic         Phase I(2)                   No current partner
                                   vaccines

---------------

(1) As used in this Prospectus, "Discovery" means that the research phase is ongoing and a lead compound has not yet been selected. "Lead compound selected" means agents have been identified that meet preselected criteria in assays for activity and potency. "Preclinical development" means lead compound undergoing testing required prior to submission of IND. "Phase I" means initial human studies designed to establish the safety, dose tolerance and pharmacokinetics of a compound. "Phase I/II" means initial human studies designed to establish the safety, dose tolerance and pharmacokinetics of a compound and which may be designed to show preliminary activity of a compound in patients with the targeted disease. "Phase II" means human studies designed to establish safety, optimal dosage and preliminary activity of a compound. "Phase III" means human studies designed to lead to accumulation of data sufficient to support a BLA, including data relating to efficacy. For a further description of "On Clinical Hold," see "-- Products and Products Under Development -- Autoimmune and Inflammatory
    Products -- PRIMATIZED IDEC-151 and IDEC-CE9.1.

(2) Although Phase I trials have been completed, the Company does not intend to pursue further development unless and until it enters into a partnering arrangement for such development.

     IMMUNE SYSTEM CANCER PRODUCTS

     IDEC Pharmaceuticals' objective with respect to treating non-Hodgkin's B-cell lymphomas is to use its pan-B antibodies to target, bind to and selectively eliminate both the patient's normal and malignant B cells.

     Rituxan. Rituxan is a genetically engineered, chimeric murine/human monoclonal antibody designed to harness the patient's own immune mechanisms to destroy tumor cells. Rituxan was approved by the FDA for treatment of certain B-cell non-Hodgkin's lymphomas. Rituxan has also been approved in Switzerland and other European approvals are pending. Laboratory studies performed by the Company have shown that the antibody attaches to the CD20 antigen on B cells and activates a group of proteins known as "complement," leading to normal and malignant B-cell destruction. Additionally, the antibody, when bound to the CD20 antigen, recruits macrophages and natural killer cells to attack the B cell. Through these and other mechanisms, the antibody utilizes the body's immune defenses to lyse (rupture) and deplete B cells. B cells have the capacity to regenerate from early precursor cells that do not express the CD20 determinant. The depletion of normal B cells observed in clinical experience to date has been only temporary, with normal B-cell regeneration typically occurring within six to nine months. The capacity of a tumor to regrow after treatment with Rituxan will depend on the number of malignant B cells, or malignant B-cell precursors (if the malignancy first appeared within a precursor cell), remaining after treatment.

     Rituxan is the first monoclonal antibody approved by the FDA for a cancer therapy indication. Rituxan is unique in the treatment of non-Hodgkin's lymphoma due to its specificity for the antigen, CD20, which is expressed only on normal and malignant B cells, but not on other tissues of the body, and mechanism of action as compared to conventional lymphoma therapies. These properties of Rituxan contribute to the agent's favorable side effect profile as compared to chemotherapy and allows its use in clinical settings where chemotherapy is either poorly tolerated or ineffective in inducing disease remissions. Rituxan is easily administered in the outpatient setting by personnel trained in the use of chemotherapies. A full course of Rituxan therapy consists of four intravenous infusions given on days 1, 8, 15 and 22, whereas chemotherapy is given typically in repeating cycles for up to four to eight months.

     Rituxan is indicated for single agent use in relapsed or refractory, low grade or follicular, CD20 positive, B-cell non-Hodgkin's lymphomas, which comprise about half of the prevalence of the disease in the United States. Ongoing or completed Phase II studies suggest that Rituxan may also be useful in combination with chemotherapy in low grade or follicular lymphomas, and as a single agent, or in combination with various chemotherapies, in the treatment of other forms of non-Hodgkin's lymphoma. In Phase III clinical trials, Rituxan given as a single agent to patients with relapsed or refractory, low grade or follicular, CD20 positive, B-cell non-Hodgkin's lymphoma, demonstrated tumor shrinkage in 87% of patients. Fifty percent of evaluable patients (76 of 151 patients) achieved partial or complete responses to therapy, i.e., achieved tumor shrinkage of greater than 50%. The median time to progression (time to tumor regrowth) in these 76 responders had not been reached at 12.5 months following initiation of therapy, despite the short duration (22 days) of the full course of therapy. Rituxan has been well tolerated in clinical studies with side effects being primarily mild to moderate flu-like symptoms that generally are limited to the period of infusion. As compared to chemotherapy, Rituxan does not harm the bone marrow causing the myelosuppression that is a source of much of chemotherapy-associated morbidity and mortality. Also, Rituxan has been shown to induce meaningful remissions of disease in poor prognosis patients such as the elderly, patients failing autologous bone marrow transplants and/or anthracycline containing therapies, and patients who have become refractory to chemotherapy.

     In 1996, the Company and Genentech completed a Phase III trial of Rituxan at over 30 clinical sites including leading cancer centers in the United States and Canada. In this Phase III open label, single arm testing of Rituxan as a single agent therapeutic, each of the patients participating in the study received four infusions of the antibody on an outpatient basis during a 22-day period. Of the 166 patients entered into the study, 161 completed all four courses of therapy. Of the 166 patients entered into the study, 151 patients were evaluable for response rate analysis. The 15 patients not considered evaluable, due to lack of therapy completion or protocol violations are included in the overall response rate as non-responders. Of 166 patients entered, 80 responded (showed at least 50% reduction in tumor size) to treatment with Rituxan, for an overall response rate of 48%. Ten of these responses were complete responses (6%) and 70 were partial responses (42%). As of the most recent analysis, of the responding patients, 47% were still in remission at over 12.5 months' median follow-up, with the longest ongoing duration of response at 22.8 months.

     The following table shows the percentage change in tumor size in all 166 patients entered into the Phase III trial of Rituxan in B-cell non-Hodgkin's lymphoma. Though all patients had progressive disease at the initiation of treatment, 87% showed evidence of reduction in tumor bulk. Among the responders (tumor shrinkage of at least 50%), the median tumor shrinkage was 90%.

     MAXIMUM PERCENTAGE CHANGE IN TUMOR SIZE AMONG ALL TREATED PATIENTS(1)

                                      LOGO

       (1) Tumor shrinkage measured radiographically for the 166 patients by sum of products of lesion perpendicular diameters. Data represents the greatest shrinkage achieved by each patient during the observation period. Subsequent tumor growth may have occurred and data for three patients are unavailable.

       (2) Includes two patients with increase in lesion size greater than 100%.

     Retrospective analysis of patient subgroups in the Phase III Rituxan trial showed responses in patients with poor prognostic features such as age greater than 60, extranodal disease, prior relapse from autologous bone marrow transplant, or relapse or failure of anthracycline containing regimens.

     The most common adverse events associated with Rituxan, based on the Company's clinical trial experience, were infusion-related, consisting mainly of mild to moderate flu-like symptoms (e.g., fever, chills, rigors) that occurred in the majority of patients during the first infusion. Other events which occurred with less frequency included nausea, rashes, fatigue and headaches. More serious events included hypotension, wheezing, sensation of tongue or throat swelling and recurrence of cardiac events in patients with a history of angina or arrhythmia. These symptoms were usually limited in duration to the period of infusion and decreased with subsequent infusions. These adverse events are generally more mild and of a shorter duration than the adverse events associated with chemotherapy.

     In addition to these findings, the Company observed the disappearance from the patients' bone marrow of a chromosomal translocation marker (bcl-2) associated with malignant cells, which was present prior to treatment. The tumor marker gene reverted to negative in the peripheral blood of over 70% of the patients who were positive at baseline, and in the bone marrow of over 50% of patients who were positive at baseline. Researchers have previously reported clearance of this marker from bone marrow with marrow transplantation regimens incorporating ex-vivo marrow purging and only rarely with chemotherapy regimens. However, the clinical significance of bcl-2 conversion has not yet been determined.

     The completion of the Phase III clinical trial supported the submission to the FDA in February 1997, by the Company and Genentech, of BLAs for Rituxan as a single agent therapy for the treatment of relapsed or refractory, low grade or follicular, CD20 positive, B-cell non-Hodgkin's lymphoma. Hoffmann-LaRoche also submitted an MAA with the EMEA for marketing Rituxan (under the trade name MabThera) in Europe. On November 26, 1997, IDEC received approval from the FDA to begin marketing Rituxan in the United States. On November 28, 1997, Hoffmann-LaRoche received approval to begin marketing MabThera in Switzerland. Approval to begin marketing in the 15 European Union countries is not anticipated until mid-1998, at the earliest.

     In an effort to identify expanded applications for Rituxan, the Company, in conjunction with Genentech, has authorized over 35 Rituxan post-marketing trials to date. Several of these trials will explore the use of Rituxan in a variety of investigational B-cell non-Hodgkins lymphoma clinical settings including: (i) combination therapy with widely used chemotherapy regimens for both low grade and intermediate/high grade disease; (ii) single agent therapy in newly diagnosed, previously untreated low grade disease; (iii) integration into autologous bone marrow transplant regimens both as an in-vivo purging agent prior to bone marrow harvest and post-transplant as consolidation therapy; and
(iv) treatment of AIDS-related lymphoma. Additionally, clinical trials will be initiated in other B-cell malignancies and pre-malignant conditions such as chronic lymphocyte leukemia ("CLL"), multiple myeloma and lymphoproliferative disorders associated with solid organ transplant therapies.

     Also, the Company and Genentech have committed to providing drug to a small group of trials to be undertaken by NCI-funded cooperative study groups. At least two of these trials will be large Phase III studies designed to explore the utility of Rituxan in combination with standard chemotherapy regimens. No assurance can be given that such trials will be successful or that any of them will lead to a broadening of the usage of Rituxan.

     IDEC-Y2B8 and IDEC-In2B8. Due to the sensitivity of B-cell tumors to radiation, radiation therapy has historically played, and continues to play, an important role in the management of B-cell lymphomas. Radiation therapy currently consists of external beam radiation focused on certain areas of the body with tumor burden. IDEC Pharmaceuticals is developing two antibody products which are intended to deliver targeted immunotherapy by means of injectable radiation to target sites expressing the CD20 determinant, such as lymphatic B-cell tumors, targeted for later stage patients requiring more aggressive treatment. In clinical testing, IDEC-In2B8 is first used to image the patient's tumor and to ensure that normal organs are not exposed to undue radiation from the subsequently administered therapeutic product. The low-energy gamma particle emitted by IDEC-In2B8 is detectable outside the body, thereby allowing the physician to determine the localization of the antibody in the tumor. The companion therapeutic product, IDEC-Y2B8, provides targeted radiation therapy by emitting a high-energy beta particle that is absorbed by surrounding tissue, leading to tumor destruction. The Company's objective with these products is to provide safer, more effective radiation therapy than is possible with external beam radiation and to provide this radiation therapy in an outpatient setting.

     IDEC-Y2B8 is an anti-CD20 murine antibody that is securely bound to the isotope yttrium-90. This radioisotope is well suited for therapeutic purposes because of its energy, radius of activity and half-life. It emits only beta radiation. Other radioisotopes, such as iodine-131, emit both beta and gamma radiation and at certain therapeutic doses require that the patient be hospitalized and isolated in a lead-shielded room for several days. In contrast, the beta particle emitted by yttrium-90 is absorbed by tissue immediately adjacent to the antibody. The Company believes that this short penetrating radiation will permit the use of the product in outpatient therapy, and has conducted its clinical trials in the outpatient setting.

     The Company completed a dose-escalating Phase I clinical trial with IDEC-Y2B8 in early 1995. Single doses of IDEC-Y2B8 showed clinical activity comparable to that of intensive, multiple dose, salvage chemotherapy, with response durations exceeding those of the patients' most recent chemotherapy. In August 1996, the Company initiated a clinical trial that incorporates both IDEC-Y2B8 and Rituxan, and preliminary results of this trial were reported at the December 1997 meeting of the American Society of Hematology ("ASH"). In this open label, Phase I/II clinical trial, patients with advanced, relapsed B-cell non-Hodgkin's lymphoma received pretreatment with Rituxan to maximize tumor localization and efficacy of subsequently administered IDEC-Y2B8. Patients received 250mg/m(2) of Rituxan plus an imaging dose of IDEC-In2B8 on day one. During the following week, patient tumors were imaged using the low-energy gamma radiation emitted by the indium isotope. On day eight, patients received a second infusion of Rituxan at 250mg/m(2) followed by a therapeutic dose of IDEC-Y2B8 at 0.2, 0.3 or 0.4 mCi/kg of body weight. Across all dose groups, an 82% response rate was seen in the subpopulation of B-cell non-Hodgkin's lymphoma (with a total of 31 patients having been evaluated). At the dose group of 0.4 mCi/kg, a 100% overall response rate was seen (seven of seven patients) in this patient population.

     The Company has initiated a Phase III trial of IDEC-Y2B8 for the proposed treatment of B-cell non-Hodgkin's lymphoma. Accrual for this trial should be completed in approximately one year. For this trial, 0.4 mCi/kg has been selected as the standard dose, with patients having low platelet counts being eligible for treatment at the lower dose of 0.3 mCi/kg.

     The Company expects that Rituxan and IDEC-Y2B8 will provide complementary products for the management of non-Hodgkin's lymphomas. Because most lymphomas are treated today in community-based group practices, Rituxan fits nicely into the community practice, as no special equipment or extensive training is required for its administration or for management of treatment related side effects. Rituxan has shown activity even in patients refractory to chemotherapy and is indicated for this use, so that it may provide a viable option for the community-based oncologist prior to referral of the patient to the major medical center for treatment with more aggressive therapies, potentially including IDEC-Y2B8. By contrast, all radioimmunotherapies will be administered by the nuclear medicine specialist or radiation oncologist at the major medical center that is equipped for the handling, administration and disposal of radioisotopes. Also, the nuclear medicine department, but not the community-based practice, has the specialized equipment and governmental licenses that are required for use of radioisotopes. Thus the Company believes that referral patterns will develop for treatment of lymphoma patients with radioimmunotherapies at major medical centers after the community-based oncologist has exhausted all other options, such as Rituxan or chemotherapy, for the management of his or her patients. This trend will be further reinforced by the observation made by the Company, and by others working in the field, of the substantial clinical activity of radioimmunotherapies in patients with late-stage disease that has become refractory to chemotherapies. Thus, IDEC Pharmaceuticals is committed to the development and commercialization of Rituxan and the investigational agent IDEC-Y2B8 as complementary products which might be used throughout the course of a patient's disease providing alternatives, for both the patient and the healthcare professional, to conventional chemotherapies.

     9-Aminocamptothecin. In July 1997, IDEC Pharmaceuticals completed its acquisition of worldwide rights to 9-AC from Pharmacia. This drug was acquired as part of a consent decree issued by the Federal Trade Commission ("FTC") regarding the merger of Pharmacia AB with The Upjohn Company. IDEC Pharmaceuticals now holds exclusive rights to all licenses and technology related to 9-AC and is proceeding with clinical development of the compound. In preclinical and Phase I/II clinical studies conducted by Pharmacia and the National Cancer Institute ("NCI"), 9-AC has shown broad-spectrum activity against a variety of solid tumors. A semi-synthetic analogue of the plant-derived molecule camptothecin, 9-AC belongs to a class of drugs known as camptothecins that interferes with DNA replication by inhibiting a critical nuclear enzyme, topoisomerase I. During 1996, two compounds from the camptothecin class were approved for marketing by the FDA: Hycamptin(R) (SmithKline Beecham) for the treatment of ovarian cancer and Camptosar(R) (Pharmacia) for the treatment of colorectal cancer. In October 1997, the Company announced that it had begun treating patients as part of a Phase I/II clinical trial of 9-AC. The trial, is aimed at verifying the maximum tolerated dose of 9-AC, determined by other investigators in earlier trials, and at seeking an initial indication to pursue for marketing approval. The investigational study population includes patients with any one of eight solid tumor types: non-small cell lung, colorectal, pancreatic, gastric, bladder, prostate, head and neck, or kidney. The initial protocol of the Phase I/II study, being managed at the University of Alabama, is an escalating dose safety study of 9-AC in nine patients. Once the maximum tolerated dose is confirmed, the Company expects that patients, up to a total of 14 individuals in each of the targeted tumor types, will be enrolled in Phase IIA of the study. The Company intends to involve additional centers in the Phase II portion of the trial. If the investigators see at least one response in any tumor type, additional patients with that cancer will be studied in Phase IIB of the trial to determine an estimate of the response rate for that disease. Once the investigators identify a meaningful response rate for one or more tumor types, the Company intends to choose one of those indications to take into a registration or pivotal study.

     AUTOIMMUNE AND INFLAMMATORY PRODUCTS

     IDEC Pharmaceuticals is developing a new class of antibodies, termed PRIMATIZED(R) antibodies, that are of part human, part macaque monkey, origin. These antibodies are structurally similar to, and potentially indistinguishable by a patient's immune system from, human antibodies. PRIMATIZED antibodies may provide therapeutic intervention for diseases or conditions not amenable to chronic treatment with mouse-derived antibodies. The Company's objective with its PRIMATIZED antibodies is to provide therapies that can be used to control autoimmune diseases characterized by overactive immune functions. The Company has entered into research and development collaborations with SmithKline Beecham, Mitsubishi, Seikagaku and Eisai, all of which utilize the Company's PRIMATIZED technology and which target distinct, cell surface determinants or soluble mediators. See "-- Strategic Alliances."

     PRIMATIZED IDEC-151 and IDEC-CE9.1. In June 1997, the Company and SmithKline Beecham announced that they had suspended further enrollment and treatment in the Phase III and supportive clinical trials of IDEC-CE9.1 (designated SB-210396 by SmithKline Beecham for its clinical development) for the treatment of rheumatoid arthritis. This decision was based on observations of lowered CD4 cell counts in a higher number of treated patients in the Phase III study compared to the rate observed in the earlier Phase II trial. While there have been no reports of side effects related to lower CD4 counts in the Phase III trial, the companies decided to place a hold on clinical trials with IDEC-CE9.1 pending a thorough review and analysis of the data. The Company expects to receive the analysis of this information in February 1998.

     A blinded assessment of CD4 cell counts in the Phase III trial of IDEC-CE9.1 showed that 35 out of 103 patients completing the first month of treatment had reduced CD4 cell counts, compared to 10 of 136 measured at the same point in the Phase II trial. Five of these ten patients in Phase II had a reduction of CD4 counts for three months or longer. The duration of CD4 count reduction in the Phase III trial will be assessed as part of the ongoing follow-up. No efficacy assessment has been made to date in the Phase III trial, but an evaluation will be made for patients who have completed the initial part of the trial. The earlier Phase II study demonstrated significant clinical improvement in the signs and symptoms of rheumatoid arthritis with IDEC-CE9.1 treatment. For example, according the American College of Rheumatology ACR-20 composite endpoint, 69%, 51% and 42% response rates were seen in the 140mg, 80mg and 40mg dose groups, respectively, versus 19% in the placebo group in this double-blinded, Phase II study.

     The reason for the observed discrepancy in frequency of CD4 depletion between the Phase III trial and the earlier Phase II experience is uncertain. Potential sources of this variation, including dose and schedule changes, manufacturing changes and patient variables, will be investigated as part of a comprehensive review of preclinical and clinical data. This assessment will guide decisions regarding the further development of IDEC-CE9.1.

     In addition to the IDEC-CE9.1 antibody, a second generation anti-CD4 antibody, IDEC-151 (designated SB-217969 by SmithKline Beecham for its clinical development), is currently in a Phase I/II trial for rheumatoid arthritis. This antibody is similar in its CD4 binding properties to IDEC-CE9.1, but is engineered with a human gamma 4 constant region with reduced cell depletion potential. On December 2, 1997, the

Company and SmithKline Beecham announced results of the Phase I portion of this trial for the treatment of rheumatoid arthritis. The findings in this single dose, dose-escalating, placebo-controlled, double-blinded portion of the study in 32 patients with moderate to severe rheumatoid arthritis, showed no depletion in CD4 cells, no infusion-related adverse events, and longer coating action when IDEC-151 was administered at high doses compared to the first generation PRIMATIZED antibody, IDEC-CE9.1. Longer cell-coating action may be important for enhanced clinical activity and may enable less frequent dosing as compared to IDEC-CE9.1. During the first half of 1998, the Company and SmithKline Beecham expect to determine the development courses to take with the two antibodies that they have in joint development. One possible outcome is the decision to abandon IDEC-CE9.1 in preference for IDEC-151, pending a successful outcome with the latter antibody in the ongoing multi-dose portion of the Phase I/II trial.

     Humanized Anti-gp39 (IDEC-131) and PRIMATIZED Anti-gp39. In December 1995, the Company entered into a research and development collaborative agreement with Eisai. The collaboration focuses on developing humanized and PRIMATIZED antibodies against the gp39 antigen. This antigen, also referred to as the CD40 ligand, is an essential immune system trigger for B-cell activation and antibody production. Potential target indications include transplantation and antibody-mediated autoimmune diseases such as idiopathic thrombocytopenic purpura ("ITP") and SLE. The development of the Company's humanized anti-gp39 monoclonal antibody ("IDEC-131") is based on technology that the Company licensed from Dartmouth College, where researchers have shown that the binding of gp39 to its CD40 receptor on B cells is essential for proper immune system function. These researchers generated anti-gp39 antibodies that blocked this T-cell and B-cell interaction and halted disease progression in a variety of animal models of disease characterized by abnormal or unwanted immune response. Moreover, when researchers ended the animals' anti-gp39 treatments, the animals' antibody-producing capacity returned to normal levels, but their disease remained suppressed. Treatment with the anti-gp39 antibodies appeared to have reset the animals' immune systems and restored a normal immune response. Under the collaborative agreement, the Company and Eisai have agreed to develop a humanized anti-gp39 antibody and launch additional efforts to develop a second generation, PRIMATIZED anti-gp39 antibody. This effort has resulted in the identification of the humanized anti-gp39 antibody lead candidate, IDEC-131, which underwent preclinical testing, process development and manufacturing of clinical trial material in early 1997. The Company filed an IND for IDEC-131 in November 1997 and began a Phase I clinical study in SLE in February 1998.

     PRIMATIZED Anti-B7. In November 1993, the Company entered into a research and development collaboration with Mitsubishi that focuses on the development of PRIMATIZED antibodies directed at a B7 determinant. This B7 determinant appears on the surface of antigen-presenting cells and is involved in the interaction of these cells with T cells in triggering a cascade of immune system responses. Antibodies directed at B7 determinants may block this cascade and, therefore, may be useful in preventing unwanted immune responses in certain inflammatory and chronic autoimmune conditions such as psoriasis, arthritis and MS. Mitsubishi has actively shared in the development process, generating animal models and participating in research with the Company. This effort has resulted in the identification of a PRIMATIZED antibody lead candidate which is undergoing preclinical testing, process development and manufacturing of clinical material.

     PRIMATIZED Anti-CD23. In December 1994, the Company entered into a collaboration with Seikagaku aimed at the development of PRIMATIZED anti-CD23 antibodies for the potential treatment of allergic rhinitis, asthma and other allergic conditions. Antibodies against the CD23 receptor on certain white blood cells inhibit the production of immune system molecules called immunoglobulin class E, or IgE, which are known to trigger allergic conditions. At the same time, anti-CD23 antibodies do not affect the production of the immunoglobulins (the patient's own antibodies) responsible for granting protective immunity to infectious agents. Thus, PRIMATIZED anti-CD23 antibodies may provide a unique new approach to treating chronic illnesses such as allergic rhinitis and asthma. This effort has resulted in the identification of a PRIMATIZED antibody lead candidate which is expected to undergo preclinical testing, process development and manufacturing of clinical material during 1998.

     Humanized and PRIMATIZED Anti-MIF. MIF (macrophage migration inhibitory factor) is the body's natural counter-regulatory cytokine which serves to override the anti-inflammatory activities of natural and administered steroids. Inhibition of MIF may represent a novel approach to the management of a variety of acute and chronic inflammatory diseases, including steroid-resistant rheumatoid arthritis and asthma. In September 1997, IDEC Pharmaceuticals licensed from Cytokine Networks, Inc. ("CNI"), a privately-held biopharmaceutical company, development rights to CNI's anti-MIF antibody technology. Under the terms of the licensing and development agreement, the Company became the exclusive licensee of CNI's rights to the anti-MIF antibody technology for therapeutic and diagnostic applications. In return for these rights, the Company made a $3.0 million preferred equity investment in CNI, which will also receive milestone payments and royalties on the sales by the Company of approved products resulting from the collaboration.

STRATEGIC ALLIANCES

     The Company has entered into one or more strategic partnering arrangements for each of its principal product development programs. Through these strategic partners, the Company is funding a significant portion of its product development costs and is capitalizing on the production, development, regulatory, marketing and sales capabilities of its partners. Unless otherwise indicated, the amounts shown below as potential payments include license fees, research and development fees and, with respect to Genentech, SmithKline Beecham and Zenyaku, equity investments, but do not include potential royalties. The Company's entitlement to such payments depends on achieving milestones related to development, clinical trials results and regulatory approvals and other factors. These arrangements include:

     Genentech, Inc. In March 1995, the Company and Genentech entered into a collaborative agreement for the clinical development and commercialization of the Company's anti-CD20 monoclonal antibody, Rituxan, for the treatment of B-cell non-Hodgkin's lymphomas. Concurrent with the collaborative agreement, the Company and Genentech also entered into an expression technology license agreement for a proprietary gene expression technology developed by the Company and a preferred stock purchase agreement providing for certain equity investments in the Company by Genentech. Under the terms of these agreements, the Company may receive payments totaling $58.5 million, subject to the attainment of certain milestones, of which $48.5 million has been recognized through December 31, 1997. In addition, the Company and Genentech are co-promoting Rituxan in the United States. Genentech retained commercialization rights throughout the rest of the world, except in Japan. Genentech has granted Hoffmann-LaRoche marketing rights outside of the United States, and Hoffmann-LaRoche has elected to market Rituximab under the trade name Mabthera. The Company and Hoffmann-LaRoche are currently discussing an arrangement for commercialization of Rituxan in Canada, but no assurance can be given that an arrangement will be found which will be satisfactory to the Company, Hoffmann-LaRoche and Genentech, which previously held co-promotion rights to Canada along with IDEC Pharmaceuticals. The Company will receive royalties on sales outside the United States and Canada. The collaborative agreement between the Company and Genentech provides two independent mechanisms by which either party may purchase or sell its rights in the co-promotion territory from/to the other party. Upon the occurrence of certain events that constitute a change of control of the Company, Genentech may elect to present an offer to the Company to purchase the Company's co-promotion rights. The Company must then accept Genentech's offer or purchase Genentech's co-promotion rights for an amount scaled (using the profit sharing ratio between the parties) to Genentech's offer. Under a second mechanism, after a specified period of commercial sales and (i) upon a certain number of years of declining co-promotion profits or (ii) if Genentech files for U.S. regulatory approval on a competitive product during a limited period of time, either party may offer to purchase the other party's co-promotion rights. The offeree may either accept the offer price or purchase the offeror's co-promotion rights at the offer price scaled to the offeror's share of co-promotion profits.

     SmithKline Beecham, p.1.c. In October 1992, the Company and SmithKline Beecham entered into an exclusive worldwide collaborative research and license agreement limited to the development and commercialization of therapeutic products based on the Company's PRIMATIZED anti-CD4 antibodies. Under the terms of this agreement, the Company may receive payments in excess of $60.0 million, subject to the attainment of certain milestones, of which $32.6 million has been recognized through December 31, 1997. The Company will receive funding for anti-CD4 related research and development programs, as well as royalties and a share of co-promotion profits in the United States and Canada on sales of products which may be commercialized as a result of the collaboration. At any time, SmithKline Beecham may terminate this agreement by giving the Company 30 days' written notice based on a reasonable determination that the products do not justify continued development or marketing. In connection with the collaboration, SmithKline Beecham purchased shares of the Company's Common Stock and warrants exercisable into Common Stock.

     Mitsubishi Chemical Corporation. In November 1993, the Company entered into a three-year collaborative agreement and an ongoing license agreement with Mitsubishi for the development of a PRIMATIZED anti-B7 antibody. Under the terms of the agreement, the Company may receive payments totaling $12.2 million to fund research of the PRIMATIZED anti-B7 antibody, subject to the attainment of certain milestones, of which $7.2 million has been recognized through December 31, 1997. Under the agreement, the Company has granted Mitsubishi an exclusive license in Asia to make, use and sell PRIMATIZED anti-B7 antibody products. The Company will receive royalties on sales of the developed products by Mitsubishi. At any time, Mitsubishi may terminate this agreement by giving the Company 30 days' written notice based on a reasonable determination that the products do not justify continued development or marketing or based on failure to reach milestones.

     Seikagaku Corporation. In December 1994, the Company and Seikagaku entered into a collaborative development agreement and a license agreement aimed at the development and commercialization of therapeutic products based on the Company's PRIMATIZED anti-CD23 antibodies. Under the terms of these agreements, Seikagaku may provide up to $26.0 million in milestone payments and support for research and development, subject to the attainment of certain milestones, of which $14.5 million has been recognized through December 31, 1997. Under the agreement, Seikagaku has received exclusive rights in Europe and Asia to all products emerging from the collaboration. The Company will receive royalties on eventual product sales by Seikagaku. At any time, Seikagaku may terminate this agreement by giving the Company 60 days' written notice based on a reasonable determination that the products do not justify continued development or marketing.

     Eisai Co., Ltd. In December 1995, the Company and Eisai entered into a collaborative development agreement and a license agreement aimed at the development and commercialization of humanized and PRIMATIZED anti-gp39 antibodies. Under the terms of these agreements, Eisai may provide up to $37.5 million in milestone payments and support for research and development, subject to the attainment of certain milestones and satisfaction of other criteria to be agreed upon between the parties, of which $15.6 million has been recognized through December 31, 1997. Eisai will receive exclusive rights in Asia and Europe to develop and market resulting products emerging from the collaboration, with the Company receiving royalties on eventual product sales by Eisai. At any time, Eisai may terminate this agreement by giving the Company 60 days' written notice based on a reasonable determination that the products do not justify continued development or marketing.

     Chugai Pharmaceutical Co., Ltd. In March 1996, the Company and Chugai entered into a worldwide license agreement (co-exclusive with IDEC Pharmaceuticals, Genentech and up to two additional companies) for the Company's proprietary vector technology for high expression of recombinant proteins in mammalian cells. As part of the agreement, Chugai paid an up-front licensing fee of $4.5 million to the Company and will pay royalties on sales of Chugai products manufactured using the technology.

     Boehringer Ingleheim GmbH. In December 1996, the Company and Boehringer Ingleheim GmbH ("BI") entered into a worldwide license agreement (co-exclusive with IDEC Pharmaceuticals, Genentech and up to two additional companies) for the Company's proprietary gene expression technology (its "vector technology") for high expression of recombinant proteins in mammalian cells. As part of the agreement, BI paid an up-front licensing fee of $5.1 million to the Company and will pay royalties on sales of BI products manufactured using the technology.

     Kirin Brewery Co., Ltd., Pharmaceutical Division. In December 1997, the Company and Kirin Brewery Co., Ltd., Pharmaceutical Division ("Kirin") entered into a worldwide license agreement (co-exclusive with IDEC Pharmaceuticals, Genentech and up to two additional companies) for the Company's proprietary vector technology for high expression of recombinant proteins in mammalian cells. As part of the agreement, Kirin paid an up-front licensing fee of $6.3 million to the Company, which will be recognized in the first quarter of 1998, and will pay royalties to the Company on sales of Kirin products manufactured using the technology.

MANUFACTURING

     From its inception, the Company has focused on establishing and maintaining a leadership position in cell culture techniques for antibody manufacturing. Cell culture provides a method for manufacturing of clinical and commercial grade protein products by reproducible techniques at various scales, up to many kilograms of antibody. The Company's manufacturing facility is based on the suspension culture of mammalian cells in stainless steel vessels. Suspension culture fermentation provides greater flexibility and more rapid production of the large amounts of antibodies required for pivotal trials than the bench-scale systems that were previously utilized by the Company. During 1995, the Company doubled the cell culture manufacturing capacity of its facility with the installation of a second 2,750-liter production vessel that is supported by existing upstream and downstream equipment. The Company's manufacturing facility has been approved by the FDA only for the commercial manufacture of Rituxan and may not be used for the commercial manufacture of other products. Additionally, the Company is contractually required to manufacture Rituxan to capacity through the end of 1999, and may not produce other products except in a separate small-scale manufacturing area dedicated to the manufacture of clinical materials (see "CMA" below). The Company estimates that, at full capacity, it can produce within its facility enough Rituxan to treat approximately 25,000 patients per year at the approved dosage regime. See "-- Government Regulation."

     During 1997, the Company completed construction of a new clinical cell culture manufacturing area ("CMA") within the Company's Torreyana facility. The CMA should allow for the manufacture under cGMP regulations of proteins by the Company to meet its current projected Phase I and Phase II requirements, but the CMA will not allow for the clinical manufacture of the drug 9-AC.

     Because the Company's capacity is committed to the manufacture of Rituxan for two years, it will not have the cell culture capacity to manufacture commercial material for the Company's IDEC-Y2B8 and In2B8 products during such period. The Company is currently accepting proposals for a qualified commercial contractor to meet the long term manufacturing demands for IDEC-Y2B8 and In2B8. In addition, as the Company does not have expertise or facilities for small molecule chemical manufacturing, the Company will need to establish a long term manufacturing arrangement for 9-AC with an appropriate contract manufacturer. The Company's 9-AC clinical materials requirements will be met over the next two years by Pharmacia, as part of the product in-license agreement. Additionally, as the Company does not have fill/finish expertise, the Company will be dependent on outside contractors to meet its current and future requirements for fill/finish. See "Risk Factors -- Limited Manufacturing Experience."

     During 1998, the Company plans to manufacture Rituxan at its manufacturing facility in San Diego, California. The Company anticipates that its facility in San Diego should provide sufficient production capacity to meet clinical and early commercial requirements of Rituxan. The Company is dependent upon Genentech to fill/finish and meet long-term manufacturing demands for Rituxan and SmithKline Beecham to fulfill all of the manufacturing requirements for IDEC-CE9.1 and/or IDEC-151. Genentech is currently constructing additional manufacturing capacity in part to satisfy long-term demands for Rituxan and SmithKline Beecham has constructed a larger manufacturing plant for IDEC-CE9.1 and/or IDEC-151. The Company is considering the addition of another manufacturing facility to meet its long-term requirements for additional products under development.

     The Company has made its vector technology platform available for licensing to a small number of other biopharmaceutical and pharmaceutical companies. In March 1995, Genentech, one of the premier companies in recombinant DNA-based production, became the first to license the Company's gene expression technology for its own product development efforts. This technology has also been licensed to Chugai, BI and Kirin.

SALES AND MARKETING

     During 1998, the Company will depend on the successful marketing and sales of Rituxan for much of its anticipated revenue. Rituxan will be marketed and sold in the United States pursuant to a co-promotion agreement with Genentech, which currently has a sales and marketing staff of approximately 50 professionals that is largely dedicated to the commercialization of Rituxan. To fulfill its duties under the co-promotion agreement, the Company has recently created a marketing staff and a sales organization of 32 professionals with experience primarily in the oncology therapeutic category, who will be dedicated exclusively to the commercialization of Rituxan. The Company expects to add two more employees to this staff in 1998. The Company will rely heavily on Genentech to supply related marketing support services including customer service, order entry, shipping and billing, customer reimbursement assistance, managed-care sales support, medical information, and sales training. There can be no assurance that the Company's sales and marketing staff will successfully transition the Company into long-term profitability. Furthermore, there can be no assurance that Genentech will successfully perform its role in the co-promotion relationship.

     Commercialization of the Company's products is expensive and time-consuming. The Company has adopted a strategy of pursuing collaborative agreements with strategic partners that provide for co-promotion of certain of the Company's products. To the extent that the Company elects to participate in co-promotion efforts in the United States or Canada, and in those instances where the Company retains exclusive marketing rights in specified territories, the Company will need to maintain and expand its sales and marketing effort in order to establish a successful direct sales capability in the targeted markets. The Company will also need to build marketing support services including customer service, order entry, shipping and billing, customer reimbursement assistance, managed-care sales support, medical information and sales training. There can be no assurance that the Company will be able to establish a successful direct sales and marketing capability in any or all targeted markets or that it will be successful in gaining market acceptance for its products. To the extent that the Company has entered or in the future enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties and there can be no assurance that such efforts will be successful. Failure to establish a sales capability either in the United States or outside the United States may have a material adverse effect on the Company. See "-- Sales and Marketing."

     Outside of the United States and Canada, the Company has adopted a strategy to pursue collaborative arrangements with established pharmaceutical companies for marketing, distribution and sale of its products. There can be no assurance that any of these companies or their sublicensees will successfully market, distribute or sell the Company's products or that the Company will be able to establish and maintain successful co-promotion or distribution arrangements. See "Risk Factors -- Patents and Proprietary Rights."

PATENTS AND PROPRIETARY TECHNOLOGY

     The biopharmaceutical field is characterized by a large number of patent filings. A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Particularly in the monoclonal antibody field, competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or similar to those of the Company. To date, no consistent policy has emerged regarding the breadth of claims allowed in biopharmaceutical patents. Moreover, United States and foreign country patent laws are distinct and the interpretations thereunder unique to each country. Thus, patentability, validity and infringement issues for the same technology or inventions may be resolved differently in different jurisdictions. There can be no assurance that patents do not exist in the United States or in foreign countries or that patents will not be issued that would have an adverse effect on the Company's ability to market its products. Accordingly, the Company expects that commercializing monoclonal antibody-based products may require licensing and/or cross-licensing of patents with other companies in the field. There can be no assurance that the licenses, which might be required for the Company's processes or products, would be available on commercially acceptable terms, if at all. The ability to license any such patents and the likelihood of successfully contesting the scope or validity of such patents are uncertain and the costs associated therewith may be significant. If the Company is required to acquire rights to valid and enforceable patents but cannot do so at a reasonable cost, the Company's ability to manufacture or market its products would be materially adversely affected.

     IDEC Pharmaceuticals is the assignee of seven issued and 14 allowed U.S. patents, 16 U.S. patent applications and numerous corresponding foreign patent applications. Certain other patents and/or applications owned by third parties have been exclusively licensed, as in the case of anti-gp39 core technology licensed from Dartmouth College, or non-exclusively licensed by IDEC Pharmaceuticals. The Company has filed trademark applications in the United States, Canada and in certain international markets for the trademarks "PRIMATIZED," "PROVAX," "Rituxan" and "IDEC Pharmaceuticals." "IDEC Pharmaceuticals" and "PRIMATIZED" have been registered as trademarks in the United States.

     The Company has allowed and pending U.S. patent applications and pending foreign counterparts broadly directed to its pan-B antibody technology, including Rituxan, and the radioimmunoconjugates, IDEC-Y2B8 and IDEC-In2B8. The Company's radioimmunoconjugate products include a chelating agent covered by a U.S. patent that is non-exclusively sublicensed to the Company. The Company has been granted by the European Patent Office a patent covering Rituxan. Genentech, IDEC Pharmaceuticals' collaborative partner for Rituxan, has secured an exclusive license to a U.S. patent and counterpart foreign patent applications assigned to Xoma Corporation ("Xoma"), that relate to chimeric antibodies against the CD20 antigen. Genentech has granted IDEC Pharmaceuticals a non-exclusive sublicense to make, have made, use and sell certain products, including Rituxan, under such patents and patent applications. Genentech and the Company will share any royalties due to Xoma in the Genentech/IDEC Pharmaceuticals co-promotion territory.

     The Company has filed for worldwide patent protection on its PRIMATIZED antibody technology. In August 1997, the Company received U.S. Patent No. 5,658,570 claiming the Company's PRIMATIZED antibodies. Three additional U.S. patents claiming the PRIMATIZED antibody technology were allowed in 1997. These patents and applications generically and specifically cover the Company's PRIMATIZED antibody technology.

     PROVAX, the Company's antigen formulation, is the subject matter of two issued U.S. patents, two allowed U.S. patents, one pending U.S. application and pending foreign counterparts. In addition, U.S. and foreign patent applications have been filed on aspects of the Company's proprietary high-yield gene expression technology, including the Company's homologous recombination system. The Company has been granted U.S. Patent No. 5,648,267 and has received a notice of allowance on a U.S. patent claiming the high-yield gene expression technology. In early 1998, the Company also received a Notice of Allowance for a U.S. patent directed to its homologous recombination technology.

     In late 1997, the Company received Notices of Allowance for six U.S. patents. The first is directed to a patent claiming the Company's anti-gp39 patent, IDEC-131, and the remaining five broadly claim the Company's anti-RSV antibody technology. Foreign counterparts of these allowed patents are pending.

     The Company is aware of several third-party patents and patent applications that, if successfully asserted against the Company, would affect the Company's ability to make, use, offer to sell, sell and import its products. These third-party patents and, patent applications include:

          (i) U.S. patent applications and foreign counterparts filed by Bristol-Myers Company that disclose antibodies to a B7 antigen;

          (ii) a U.S. patent assigned to Columbia University, which the Company believes has been exclusively licensed to Biogen, related to monoclonal antibodies to the 5C8 antigen found on T cells. The Company believes the 5C8 antigen and gp39, the target for the Company's anti-gp39 antibodies and its collaboration with Eisai, may be the same protein expressed on the surface of T cells;

          (iii) a number of issued patents that relate to various aspects of radioimmunotherapy of cancer and to methods of treating patients with anti-CD4 antibodies; and

          (iv) three U.S. patents, assigned to Burroughs Wellcome, relating to therapeutic uses of CHO glycosylated antibodies.

     The owners, or licensees of the owners, of these patents may assert that one or more of the Company's products infringe one or more claims of such patents. Specifically, if legal action is commenced against the Company to enforce any of these patents and the plaintiff in such action prevails, the Company could be prevented from practicing the subject matter claimed in such patents. In such event or under other appropriate circumstances, the Company may attempt to obtain licenses to such patents. However, no assurance can be given that any owner would license the patents to the Company, at all or on terms that would permit commercialization of the Company's products using such technology. An inability to commercialize such products would have a material adverse effect on the Company's business, results of operations and financial condition.

     If the Company is required to enforce any of its patents, such enforcement may require the use of substantial financial and human resources of the Company. The Company may also have to participate in interference proceedings if declared by the PTO to determine priority of invention, which typically take years to resolve and could also result in substantial costs to the Company. Moreover, should the Company need to defend against a patent lawsuit circumvent existing patents, substantial delays and expense in product redesign and development or significant legal expense and uncertainty in asserting non-infringement, invalidity and/or unenforceability of any patent may also result. The Company also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect such rights.

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

     The Company's competitive position also depends upon its ability to attract and retain qualified personnel, obtain patent protection or otherwise develop proprietary products or processes, secure sufficient capital resources to complete product development and regulatory processes, to build a marketing and sales organization, and to build or obtain large-scale manufacturing facilities, if required, beyond its facility in San Diego.

GOVERNMENT REGULATION

     The testing, manufacturing, labeling, advertising, promotion, export and marketing, among other things, of the Company's product and proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time, with the exception of 9-AC, the Company believes that its products will be regulated by the FDA as biologics. Biologics require the submission of a BLA and approval by the FDA prior to being marketed in the United States. 9-AC, which the Company believes will be regulated by the FDA as a drug, will require the submission of an NDA and approval by the FDA prior to being marketed in the United States. The regulatory approval process for an NDA is similar to the approval process for a BLA. Manufacturers of biologics and drugs may also be subject to state regulation.

     The steps required before a product may be approved for marketing in the United States generally include (i) preclinical laboratory tests and animal tests, (ii) the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a BLA or NDA, (v) FDA review of the the BLA or NDA, and (vi) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is made to assess compliance with cGMP. The testing and approval process requires substantial time, effort, and financial resources and there can be no assurance that any approval will be granted on a timely basis, if at all.

     Preclinical tests include laboratory evaluation of the product, as well as animal studies to assess the potential safety and efficacy of the product. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced. The IND will automatically become effective 30 days after receipt by the FDA, unless the FDA before that time raises concerns or questions about the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.

     Clinical trials involve the administration of the investigational product to healthy volunteers or patients under the supervision of qualified principal investigators. Further, each clinical study must be reviewed and approved by an independent Institutional Review Board.

     Clinical trials typically are conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the drug is usually tested for safety (adverse effects), dosage tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics. Phase II usually involves studies in a limited patient population to (i) evaluate preliminarily the efficacy of the drug for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. Phase III trials generally further evaluate clinical efficacy and test further for safety within an expanded patient population.

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

     The results of the preclinical studies and clinical studies, together with detailed information on the manufacture and composition of the product, are submitted to the FDA in the form of a or BLA or NDA requesting approval to market the product. Before approving a BLA or NDA, the FDA will inspect the facilities at which the product is manufactured, and will not approve the product unless cGMP compliance is satisfactory. The FDA may deny a BLA or NDA if applicable regulatory criteria are not satisfied, require additional testing or information, and/or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurance that FDA approval of any BLA or NDA submitted by the Company will be granted on a timely basis or at all. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed.

     As a general matter, data regarding, for example, partial tumor shrinkage, can be developed in less time than survival data or recurrence data in clinical trials of cancer therapies. In 1996, the FDA adopted a policy under which BLAs or NDAs for cancer therapies may be submitted and considered for approval on the basis of data from clinical trials showing, for example, partial tumor shrinkage. Additionally, in November 1997, the Federal Food, Drug, and Cosmetic Act was amended to codify certain FDA programs intended to expedite approval of new drugs and biologics for the treatment of serious and life-threatening diseases (the "FDCA Amendment"). In the past, the FDA has deemed cancer a serious and life-threatening disease. It may therefore be possible under the statutory amendments and the FDA's policy to submit a BLA or NDA for cancer therapies on the basis of, for example, partial tumor shrinkage earlier than for certain other types of drugs or biologics. There can be no assurance, however, that the statutory amendments and the FDA's policy will be deemed to apply to IDEC-Y2B8, 9-AC or any of the Company's other products, or that, if applicable, the approval process will, in fact, be accelerated. Moreover, the accelerated approval process does not necessarily increase the likelihood that any of the Company's product candidates will be approved by the FDA.

     Additionally, the FDCA Amendment clarified that the FDA may, in certain circumstances, approve a new drug or biologic on the basis of data from one clinical study together with confirmatory scientific evidence obtained before or after approval, rather than on the basis of data from two or more clinical studies, as is ordinarily the case. It may therefore be possible, with the FDA's concurrence, to submit a BLA or NDA for FDA approval on the basis of data from one clinical study. There can be no assurance, however, that the FDA will apply the statutory amendment to any BLA or NDA for IDEC-Y2B8, 9-AC or any of the Company's other products, or that the FDA would approve such a BLA or NDA.

     Both before and after approval is obtained, violations of regulatory requirements, including the preclinical and clinical testing process, the BLA or NDA review process, or thereafter (including after approval) may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or BLA or NDA holder. For example, BLA and NDA holders are required to report certain adverse reactions to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, monies and effort in the area of production and quality control to maintain cGMP compliance. In addition, discovery of problems may result in restrictions on a product, manufacturer or BLA or NDA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of the Company's products under development.

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

     Orphan Drug Designation. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA or NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years.

     In 1994, the Company obtained orphan drug designation for Rituxan, IDEC-Y2B8 and IDEC-In2B8 from the FDA to treat certain B-cell non-Hodgkin's lymphomas (as defined on page 3). In connection with its approval by the FDA, Rituxan has received orphan drug exclusivity in the United States. However, there can be no assurance that IDEC-Y2B8 or IDEC-In2B8 will receive orphan drug exclusivity for the B-cell non-Hodgkin's lymphoma indication, and it is possible that competitors of the Company could obtain approval, and attendant orphan drug exclusivity, for IDEC-Y2B8 or IDEC-In2B8 for the B-cell non-Hodgkin's lymphoma indication, thus precluding the Company from marketing IDEC-Y2B8 or IDEC-In2B8 for that indication in the United States. In addition, even if the Company does obtain orphan exclusivity for any of its compounds for B-cell non-Hodgkin's lymphoma, there can be no assurance that competitors will not receive approval of other, different drugs or biologics for B-cell non-Hodgkin's lymphoma. Although obtaining FDA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug designation will remain in effect in the future.

PHARMACEUTICAL PRICING AND REIMBURSEMENT

     The future revenues and profitability of biopharmaceutical companies as well as the availability of capital may be affected by the continuing efforts of government and third party payors to contain or reduce costs of health care through various means. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement governmental control on pharmaceutical pricing. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on the Company's business, financial condition or prospects. In addition, the Company's ability to commercialize its products successfully will depend in part on the extent which appropriate reimbursement levels for the cost of such products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as HMOs. Third party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs may all result in lower prices for the Company's products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could adversely affect the Company's ability to sell its products and may have a material adverse effect on the Company.

EMPLOYEES

     As of December 31, 1997, the Company employed 339 persons. The Company has 128 employees in research and development and 139 in manufacturing. In addition, the Company retains approximately 100 independent contractors. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. Management believes that its overall relations with its employees are good.

ENVIRONMENTAL REGULATION

     The Company's business involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. The Company may incur substantial cost to comply with environmental regulations. The Company anticipates no material capital expenditures to be incurred for environmental compliance in fiscal year 1998. In addition, disposal of radioactive materials used by the Company in its research efforts may only be made at approved facilities. Approval of a site in California has been delayed indefinitely. The Company currently stores such radioactive materials on site.

ITEM 2. PROPERTIES.

     IDEC Pharmaceuticals currently leases approximately 118,000 square feet of administrative, laboratory, manufacturing and warehouse space at two locations in San Diego, California. The Company's principal executive offices, primary research facilities and manufacturing plant are located 11011 Torreyana Road in San Diego, California. This facility is leased pursuant to a 15-year operating lease which commenced in 1993. The Company has the option to extend the term of the lease for two additional periods of five years each. In August 1996, the Company entered into a seven-year operating lease for additional administrative and warehouse space at 3030 Callan Road in San Diego, California. The Company has the option to extend the term of the Callan Road lease for two additional years.

ITEM 3. LEGAL PROCEEDINGS.

     (a) The Company is not a party to any material legal proceedings.

     (b) No material legal proceedings were terminated in the fourth quarter of 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's stockholders during the last quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market Information

     The Company's common stock trades on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol "IDPH." The following table sets forth the high and low sales price for the Company's Common Stock as reported by the Nasdaq National Market for the years ended December 31, 1997 and 1996.

                                                                 COMMON STOCK PRICE
                                                                --------------------
                                                                 HIGH          LOW
                                                                -------       ------
        Year ended December 31, 1997 First Quarter..........      $30 3/4      $ 19 7/8
        Second Quarter......................................       27 1/8        15 3/4
        Third Quarter.......................................       427/16        23 3/8
        Fourth Quarter......................................       46 1/4        30 3/4
        Year ended December 31, 1996 First Quarter..........      $23 1/8      $ 15 7/8
        Second Quarter......................................       32 5/8        21
        Third Quarter.......................................       27 3/8        13 7/8
        Fourth Quarter......................................       26 3/8        18 1/8

     (b) Holders

     As of January 30, 1998 there were approximately 425 stockholders of record of the Company's Common Stock.

     (c) Dividends

     The Company has not paid dividends since its inception. The Company currently intends to retain all earnings, if any, for use in the expansion of its business and therefore does not anticipate paying any dividends in the foreseeable future.

     (d) Recent Sales of Unregistered Securities.

     None

ITEM 6. SELECTED FINANCIAL DATA.

     The selected consolidated financial data presented below under the captions "Consolidated Statement of Operations Data" and "Consolidated Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 1997, are derived from the consolidated financial statements of the Company, which consolidated financial statements have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The consolidated financial statements as of December 31, 1996 and 1997, and for each of the years in the three-year period ended December 31, 1997, and the report thereon, are included elsewhere in this Form 10-K. The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with the Consolidated Financial Statements and related Notes thereto that are included in this Prospectus and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                            YEARS ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                                 1993       1994       1995      1996       1997
                                               --------   --------   --------   -------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Revenues from unconsolidated joint
     business................................. $     --   $     --   $     --   $    --   $  9,266
  Contract revenues...........................    4,329      5,143     12,136    15,759     11,840
  License fees................................    8,385      2,300     11,500    14,250     23,500
                                               --------   --------   --------   --------   -------
          Total revenues......................   12,714      7,443     23,636    30,009     44,606
Operating expenses:
  Manufacturing costs.........................       --         --         --        --     18,875
  Research and development....................   18,723     21,191     22,488    28,147     32,407
  Selling, general and administrative.........    4,262      4,768      6,112     7,298     11,320
  Acquired technology rights..................       --         --     11,437        --         --
                                               --------   --------   --------   --------   -------
          Total operating expenses............   22,985     25,959     40,037    35,445     62,602
                                               --------   --------   --------   --------   -------
Loss from operations..........................  (10,271)   (18,516)   (16,401)   (5,436)   (17,996)
Interest income (expense), net................    1,174        485       (891)      481      2,572
Other income (expense)........................      215         --         --        --       (114)
Convertible preferred stock dividends.........       --         --         --      (696)        --
                                               --------   --------   --------   --------   -------
Net loss applicable to common stock........... $ (8,882)  $(18,031)  $(17,292)  $(5,651)  $(15,538)
                                               ========   ========   ========   ========   =======
Net loss per share............................ $   (.96)  $  (1.65)  $  (1.18)  $  (.34)  $   (.83)
Shares used in computing net loss per
  common share................................    9,265     10,931     14,650    16,573     18,739

                                                                   DECEMBER 31,
                                                 -------------------------------------------------
                                                  1993      1994      1995       1996       1997
                                                 -------   -------   -------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and securities
  available-for-sale............................ $26,503   $20,601   $24,010   $ 78,727   $ 69,657
Total assets....................................  50,728    45,494    47,626    113,029    106,013
Notes payable...................................   4,697    11,062     9,846      8,845      7,794
Total stockholders' equity......................  35,674    27,896    31,169     92,614     80,679

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto of IDEC Pharmaceuticals appearing elsewhere in this Prospectus.

OVERVIEW

     IDEC Pharmaceuticals is primarily engaged in the commercialization and research and development of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases. In November 1997, the Company received approval from the FDA to market its first product, Rituxan, in the United States and Hoffmann-LaRoche, the Company's European marketing partner, received marketing clearance for Rituxan from the Swiss regulatory body, the Office Intercantonal de Controle de Medicaments. Rituxan is being co-promoted in the United States under a joint business arrangement with Genentech, with the Company receiving a share of the pretax co-promotion operating results. Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States will be the responsibility of Hoffmann-LaRoche, except in Japan where Zenyaku will be responsible for product development, marketing and sales. The Company will receive royalties on Rituxan sales outside the United States.

     Revenues for the Company consists of revenues from the unconsolidated joint business with Genentech, contract revenues and license fees. To date a substantial portion of the Company's revenues have been derived from contract revenues and license fees and the Company anticipates that revenues from unconsolidated joint business will comprise an increasing portion of total revenues in the future resulting from the commercialization of Rituxan.

     Revenues from unconsolidated joint business consists of the Company's share of the pretax operating results generated from its joint business arrangement with Genentech, revenue from bulk Rituxan sales to Genentech and reimbursement from Genentech of the Company's sales force and development expenses. Revenues also include royalty income from Hoffmann-LaRoche and Zenyaku on sales of Rituxan outside the United States. Under the joint business arrangement, all U.S. sales of Rituxan and associated expenses will be recognized by Genentech with the Company recording its share of the pretax operating results on a quarterly basis, as defined in the Company's collaborative agreement with Genentech. "Pretax operating results" under the joint business arrangement are derived by taking the net U.S. sales of Rituxan to third-party customers less costs of sales, third party royalty expenses, distribution, selling and marketing expenses and joint development expenses by the Company and Genentech.

     Contract revenues consist of non-refundable research and development funding under collaborative agreements with the Company's various strategic partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates the Company for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products of the Company.

     License fees consist of non-refundable fees from product development milestone payments, the sale of license rights to the Company's propriety gene expression technology and non-refundable fees from the sale of product rights under collaborative development and license agreements with the Company's strategic partners.

     The Company is obligated to manufacture and supply bulk Rituxan to Genentech through the end of 1999 with an option to continue supplying Rituxan thereafter. The cost of bulk Rituxan sold to Genentech is recorded as manufacturing cost in the Company's consolidated statements of operations. Under the Company's collaborative agreement with Genentech, the sales price of bulk Rituxan sold to Genentech is capped at a price which is currently less than the Company's cost to manufacture bulk Rituxan. See "Risk Factors -- Limited Sales and Marketing Experience."

     The Company has incurred increasing annual operating expenses and, with the commercialization of Rituxan, the Company expects such trends to continue. The Company has incurred annual operating losses since its inception in 1985, and the transition of the Company to profitability will be dependent upon the commercial success of Rituxan. As of December 31, 1997, the Company had an accumulated deficit of $99.4 million. See "Risk Factors -- History of Operating Losses; Accumulated Deficit."

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1997 AND 1996

     Revenues from Unconsolidated Joint Business. The Company earned revenues from unconsolidated joint business for the first time in 1997. Revenues from unconsolidated joint business totaled $9.3 million in 1997 and consists of $10.6 million of bulk Rituxan sales to Genentech, $3.0 million in reimbursement for the Company's sales force and development expenses for Rituxan from Genentech and the Company's share of the joint business operating loss equaling $4.3 million. During 1997, the joint business recorded an operating loss due to significant shared expenses related to the product launch of Rituxan in the United States in December 1997. Rituxan sales to third-party customers recorded by Genentech totaled $5.5 million, which amounted to net sales of $5.1 million after returns and allowances. The $5.1 million of net sales of Rituxan were driven in part by pre-existing demand for Rituxan upon launch in December 1997. The Company anticipates that revenues from unconsolidated joint business will continue to increase in the near term due to the commercialization of Rituxan.

     Contract Revenues. Contract revenues totaled $11.8 million in 1997 compared to $15.8 million in 1996. The decrease in contract revenues in 1997 was primarily due to the completion of funding in 1996 under the Company's collaborative development agreement with Mitsubishi Chemical Corporation.

     License Fees. License fees totaled $23.5 million in 1997 compared to $14.3 million in 1996. The increase in license fees in 1997 was primarily due to a $15.0 million product development milestone payment received from Genentech upon FDA approval of Rituxan. License fee revenues can vary significantly from year to year based upon the consummation of new corporate alliances and the achievement of product development milestone events. The Company continues to pursue other collaborative and license arrangements; however, no assurance can be given that discussions in this regard will result in any such arrangements or that the Company will receive significant revenues from any such collaborative or license arrangements.

     Manufacturing Costs. The Company incurred manufacturing costs for the first time in 1997. Manufacturing costs totaled $18.9 million in 1997 and consisted of manufacturing costs related to production of bulk Rituxan sold to Genentech and includes costs of approximately $2.0 million incurred for the start-up of the Company's manufacturing facility. The Company expects to continue incurring substantial additional manufacturing costs as the Company continues to manufacture bulk Rituxan.

     Research and Development. Research and development expenses totaled $32.4 million in 1997 compared to $28.1 million in 1996. The increase in research and development expenses in 1997 was primarily due to a $3.0 million up-front licensing fee to Pharmacia for exclusive rights to 9-AC, a broad spectrum anti-cancer agent, a license fee payment for Anti-MIF antibody technology rights, contract manufacturing expenses for IDEC-Y2B8 in preparation for a Phase III trial in 1998 and higher facility expenses. Research and development expenses in 1997 were partially offset by the utilization of the Company's manufacturing facility for bulk production of Rituxan inventory in 1997 compared to research and development manufacturing production in 1996 of clinical material used for clinical trials. The Company expects to continue incurring substantial additional research and development expenses in the future, due to expansion of research and development programs; technology inlicensing and regulatory-related expenses; preclinical and clinical testing of the Company's various products under development; and production scale-up and manufacturing of products used in clinical trials.

     Selling, General and Administrative. Selling, general and administrative expenses totaled $11.3 million in 1997 compared to $7.3 million in 1996. The increase in selling, general and administrative expenses in 1997 was primarily due to the creation of a sales and marketing infrastructure, expenses resulting from the commercial launch of Rituxan and higher personnel expenses to support expanded manufacturing operations. Selling, general and administrative expenses necessary to support expanded manufacturing capacity, expanded clinical trials, research and development and the potential expansion of the sales and marketing organization are expected to increase in the foreseeable future.

     Interest Income/Expense. Net interest income totaled $2.6 million in 1997 compared to $.5 million in 1996. The increase in net interest income in 1997 was due to higher average balances in cash, cash equivalents and securities available-for-sale, a decrease in noncash interest charges for common stock warrants issued in connection with certain debt financings and a decrease in interest expense due to lower balances in notes payable.

     Income Taxes. IDEC Pharmaceuticals has incurred losses on an annualized basis since inception; therefore, no provision for income taxes has been recorded. The Company's net operating loss carryforwards available to offset future taxable income at December 31, 1997 are approximately $82.0 million for federal income tax purposes and expire between 1999 and 2012. The future utilization of net operating loss carryforwards may be limited under the Internal Revenue Code ("IRC") due to an IRC defined ownership change that occurred during 1991. However, the Company believes that such limitations will not have a material impact upon the utilization of the net operating loss carryforwards.

     YEARS ENDED DECEMBER 31, 1996 AND 1995

     Contract Revenues. Contract revenues totaled $15.8 million in 1996 compared to $12.1 million in 1995. The increase in contract revenues in 1996 was primarily due to revenue from a collaboration entered into with Eisai in December 1995, revenue from a one-time contract manufacturing and cell line development arrangement with OraVax, Inc. and ongoing efforts under existing collaborative agreements with Genentech and Seikagaku, offset by decreased revenues from SmithKline Beecham as a result of the planned transfer of clinical development of IDEC-CE9.1 to SmithKline Beecham in late 1995.

     License Fees. License fees totaled $14.3 million in 1996 compared to $11.5 million in 1995. License fees in 1996 include $4.5 million received for the license to Chugai of the Company's gene expression technology, $4.0 million received from SmithKline Beecham for the initiation of a Phase III trial by SmithKline Beecham of IDEC-CE9.1, $4.0 million from Genentech for the expansion of its collaboration with the Company and for the achievement of a product development milestone event for Rituxan and license fee revenues received from Seikagaku and Eisai also for the achievement of product development milestone events.

     Research and Development. Research and development expenses totaled $28.1 million in 1996 compared to $22.5 million in 1995. The increase in research and development expenses in 1996 was primarily due to a $1.3 million expense for access to certain patent rights related to Rituxan, increased personnel costs related to the completion of the Phase III trial, preparation of the Biologics License Application and the preparation for building of Rituxan commercial inventory.

     Selling, General and Administrative. Selling, general and administrative expenses totaled $7.3 million in 1996 compared to $6.1 million in 1995. Selling, general and administrative expenses increased in 1996 due to higher personnel costs to support expanded manufacturing operations, completion of the Phase III trial and preparation of the Biologics License Applications for Rituxan.

     Acquired Technology Rights. In March 1995, the Company issued 1,000,000 shares of its Common Stock and 69,375 shares of its 10% Series B Nonvoting Cumulative Convertible Preferred Stock for the repurchase of all Merrill Lynch/Morgan Stanley, L.P. rights in the Company's lymphoma products. In the first quarter of 1995, the Company recorded a non-cash charge of $11.4 million, representing the purchase of the acquired technology rights.

     Interest Income/Expense. Net interest income totaled $.5 million in 1996 compared to net interest expense of $.9 million in 1995. The increase in net interest income in 1996 from net interest expense in 1995 was due to higher balances in cash, cash equivalents and securities available-for-sale, offset by an increase in interest expense resulting from increases in notes payable used to finance certain capital purchases and an increase in non-cash interest charges for certain common stock warrants issued in connection with certain debt financings.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operating and capital expenditures since inception principally through the sale of equity securities, contract revenues, license fees, lease financing transactions and interest income. The Company expects to finance its current and planned operating requirements principally through cash on hand, funds from its joint business arrangement with Genentech and with funds from existing collaborative agreements and contracts which the Company believes will be sufficient to meet its near-term operating requirements. The Company believes that its cash, cash equivalents and securities available-for-sale, together with cash generated from its existing agreements, contracts and joint business arrangement, will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for the foreseeable future. Existing agreements and contracts, however, could be canceled by the contracting parties. In addition, the Company may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. There can be no assurance that such additional funds can be obtained through these sources on acceptable terms, if at all. If adequate funds are not available from the joint business arrangement, operations or additional sources of financing, the Company's business could be materially and adversely affected.

     The Company's working capital and capital requirements will depend upon numerous factors, including: the progress of the Company's preclinical and clinical testing; fluctuating or increasing manufacturing requirements, research and development programs; timing and cost of obtaining regulatory approvals; levels of resources that the Company devotes to the development of manufacturing, sales and marketing capabilities; technological advances; status of competitors; and the ability of the Company to establish collaborative arrangements with other organizations.

     Until required for operations, the Company's policy under established guidelines is to keep its cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, United States government instruments and other readily marketable debt instruments, all of which are investment-grade quality.

     At December 31, 1997, the Company had $69.7 million in cash, cash equivalents and securities available-for-sale compared to cash, cash equivalents and securities available-for-sale of $78.7 million at December 31, 1996. Sources of cash, cash equivalents and securities available-for-sale during 1997 include $3.5 million from the issuance of common stock under employee stock option and employee stock purchase plans and $3.0 million from funding under a loan to finance equipment purchases. Uses of cash and cash equivalents during 1997 include $2.8 million used in operations, $5.9 million used to purchase capital equipment, a $3.0 million preferred equity investment in CNI and $4.1 million used to pay notes payable.

     In September 1997, the Company entered into an agreement with a financial institution under which the Company purchased in a private transaction a capped call option, exercisable only at maturity, representing the Company's right to purchase from the financial institution up to 600,000 shares of the Company's Common Stock. The Company has the right to settle the capped call option by receiving cash or stock. The capped call option which the Company purchased is expected to be settled, if exercised, with cash paid to the Company in an amount equal to the difference between the strike price and the market price, subject to caps which will limit the total amount of cash the Company could receive.

     Simultaneously, with its purchase of the capped call option, the Company sold to the same financial institution a call option, exercisable only at maturity, entitling the financial institution to purchase from the Company up to 900,000 shares of the Company's Common Stock at a certain strike price per share. The Company has the right to settle the call option with cash or stock and, if exercised, the Company expects to settle the call option by issuing up to 900,000 shares of the Company's Common Stock to the financial institution. The financial institution has advised the Company that it has engaged, and may continue to engage, in transactions, including buying and selling shares of the Company's Common Stock, to offset its risk relating to the call option, which could affect the market price of the Company's Common Stock.

     In September 1997, the Company and CNI entered into a development and license agreement for the development of inflammatory and autoimmune disease products based upon CNI's anti-MIF antibody technology and a stock purchase agreement providing for certain equity investments in CNI by the Company. Under the terms of these agreements, the Company may make payments totaling up to $10.5 million, subject to the attainment of certain product development milestone events. Additionally, the Company will pay CNI royalties on sales by the Company of any products emerging from the collaboration. In 1997 the Company made a $3.0 million preferred equity investment in CNI.

     Under the terms of the 9-AC asset transfer agreement, the Company may make payments to Pharmacia totaling up to $16.0 million, subject to the attainment of certain product development milestone events. No royalties are payable to Pharmacia on sales of any products commercialized by the Company emerging from the agreement. The Company anticipates achieving a product development milestone event in 1999 that would result in the Company making a $6.0 million payment to Pharmacia.

     In August 1995, the Company completed receipt of funding under a $10.0 million lease financing agreement to finance both equipment and facility improvements. Terms of the financing agreement require final principal payments of $1.1 million and $.4 million in July 1998 and January 1999, respectively.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purposes financial statements. Statement No. 130 shall be effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier periods presented. The Company does not believe the adoption of Statement No. 130 will have a significant impact on the Company's business, results of operations or financial position for the year ending December 31, 1998.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"), effective for fiscal years beginning after December 15, 1997. Statement No. 131 establishes standards for reporting information about operating segments in annual financial statements and selected information about operating segments in interim financial reports issued to stockholders. The Company does not believe the adoption of Statement No. 131 will have a significant impact on the Company's financial statement disclosures.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

     Management has initiated its Year 2000 Program, which has already identified several manufacturing software systems that are not yet Year 2000 compliant. The Company expects to complete its audit by the end of February and intends to complete its third-party confirmations and begin its remedial phase by the end of the third quarter. While the Company has begun evaluating potential strategies for resolving Year 2000 problems, the dollar amount that the Company will spend to remediate its Year 2000 issues remains uncertain, and management has not yet assessed the Year 2000 compliance expenses and related potential effect on the Company's operations. The Company expects to incur internal personnel expenses as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to prepare the Company's systems for the year 2000.

     The Company anticipates its Year 2000 Program will be completed before January 1, 2000. However, there can be no assurance that the Year 2000 Program, or computer systems and applications of other companies on which the Company's operations rely, will be timely converted, or that any such failure to convert by another company would not have a material adverse effect on the Company's systems. Moreover, a failure to correct any non-compliant manufacturing software could disable the Company's manufacturing capacity, resulting in inventory and product shortages and ultimately creating higher manufacturing costs for the Company. See "Risk Factors -- Limited Manufacturing Experience."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information required by this item is omitted because it is not required.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                             1996       1997
                                                                           --------   --------
ASSETS
Current assets:
  Cash and cash equivalents..............................................  $ 25,337   $ 34,847
  Securities available-for-sale..........................................    53,390     34,810
  Contract revenue receivables, net......................................     3,635      3,971
  Due from related party, net............................................       732          -
  Inventories............................................................     4,384      4,134
  Prepaid expenses and other current assets..............................     3,337      1,431
                                                                           --------   --------
     Total current assets................................................    90,815     79,193
Property and equipment, net..............................................    21,453     23,449
Investment and other assets..............................................       761      3,371
                                                                           --------   --------
                                                                           $113,029   $106,013
                                                                           ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable.......................................  $  3,830   $  3,908
  Accounts payable.......................................................     3,106      1,626
  Accrued expenses.......................................................     5,951      6,382
  Due to related party, net..............................................         -        870
  Deferred revenue.......................................................         -      6,646
                                                                           --------   --------
     Total current liabilities...........................................    12,887     19,432
                                                                           --------   --------
Notes payable, less current portion......................................     5,015      3,886
Deferred rent............................................................     1,513      2,016
Due to related party, noncurrent.........................................     1,000          -
Commitments
Stockholders' equity:
  Convertible preferred stock, $.001 par value, 8,000 shares authorized;
     330 shares and 245 shares issued and outstanding at December 31,
     1996 and 1997, respectively; $26,938 and $19,225 liquidation value
     at December 31, 1996 and 1997, respectively.........................         -          -
  Common stock, $.001 par value, 50,000 shares authorized; 18,059 shares and 19,356 shares issued and outstanding at December 31, 1996 and
     1997, respectively..................................................        18         19
  Additional paid-in capital.............................................   176,448    179,956
  Unrealized gains (losses) on securities available-for-sale.............       (37)        57
  Accumulated deficit....................................................   (83,815)   (99,353)
                                                                           --------   --------
     Total stockholders' equity..........................................    92,614     80,679
                                                                           --------   --------
                                                                           $113,029   $106,013
                                                                           ========   ========

          See accompanying notes to consolidated financial statements.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1995        1996         1997
                                                              --------     -------     --------
Revenues:
  Revenues from unconsolidated joint business...............  $     --     $    --     $  9,266
  Contract revenues.........................................    12,136      15,759       11,840
  License fees..............................................    11,500      14,250       23,500
                                                              --------     -------     --------
          Total revenues (including related party revenues
            of $5,500 and $27,373 in 1996 and 1997,
            respectively)...................................    23,636      30,009       44,606
Operating expenses:
  Manufacturing costs.......................................        --          --       18,875
  Research and development..................................    22,488      28,147       32,407
  Selling, general and administrative.......................     6,112       7,298       11,320
  Acquired technology rights................................    11,437          --           --
                                                              --------     -------     --------
          Total operating expenses..........................    40,037      35,445       62,602
                                                              --------     -------     --------
Loss from operations........................................   (16,401)     (5,436)     (17,996)
                                                              --------     -------     --------
Other income (expense):
  Interest income...........................................     1,387       3,178        3,489
  Interest expense..........................................    (2,278)     (2,697)        (917)
  Other.....................................................        --          --         (114)
                                                              --------     -------     --------
          Total other income (expense)......................      (891)        481        2,458
                                                              --------     -------     --------
Net loss....................................................   (17,292)     (4,955)     (15,538)
Convertible preferred stock dividends.......................        --        (696)          --
                                                              --------     -------     --------
Net loss applicable to common stock.........................  $(17,292)     (5,651)    $(15,538)
                                                              ========     =======     ========
Net loss per common share...................................  $  (1.18)    $ (0.34)    $  (0.83)
Shares used in computing net loss per common share..........    14,650      16,573       18,739

          See accompanying notes to consolidated financial statements.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                              CONVERTIBLE
                            PREFERRED STOCK    COMMON STOCK     ADDITIONAL      UNREALIZED GAINS                        TOTAL
                            ---------------   ---------------    PAID-IN     (LOSSES) ON SECURITIES   ACCUMULATED   STOCKHOLDERS'
                            SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       AVAILABLE-FOR-SALE       DEFICIT        EQUITY
                            ------   ------   -------  ------   ----------   ----------------------   -----------   -------------
Balance at December 31,
  1994....................     --     $ --     13,728   $ 14     $  89,464            $(14)            $ (61,568)     $  27,896
Issuance of common stock
  under stock option and
  employee stock purchase
  plans...................     --       --        230     --           953              --                    --            953
Issuance of series A-1 and
  A-2 convertible
  preferred stock pursuant
  to terms of a
  collaborative
  agreement...............    138       --         --     --         7,149              --                    --          7,149
Issuance of common stock
  and series B convertible
  preferred stock to
  acquire technology
  rights..................     69       --      1,000      1        11,436              --                    --         11,437
Issuance of common stock
  for services............     --       --        103     --           322              --                    --            322
Amortization of fair value
  change in common stock
  warrants................     --       --         --     --           680              --                    --            680
Change in unrealized gains
  (losses) on securities
  available-for-sale......     --       --         --     --            --              24                    --             24
Net loss..................     --       --         --     --            --              --               (17,292)       (17,292)
                              ---      ---     ------    ---      --------            ----               -------        -------
Balance at December 31,
  1995....................    207       --     15,061     15       110,004              10               (78,860)        31,169
Issuance of common stock
  under stock option and
  employee stock purchase
  plans...................     --       --        342     --         1,304              --                    --          1,304
Issuance of common stock
  in public offering......     --       --      2,070      2        46,275              --                    --         46,277
Issuance of common stock
  for services............     --       --         17     --           359              --                    --            359
Issuance of common stock
  from exercise of stock
  warrants................     --       --        569      1         4,754              --                    --          4,755
Issuance of series A-3 and
  series A-6 convertible
  preferred stock pursuant
  to terms of a
  collaborative
  agreement...............    123       --         --     --        12,500              --                    --         12,500
Amortization of fair value
  change in common stock
  warrants................     --       --         --     --         1,252              --                    --          1,252
Change in unrealized gains
  (losses) on securities
  available-for-sale......     --       --         --     --            --             (47)                   --            (47)
Net loss..................     --       --         --     --            --              --                (4,955)        (4,955)
                              ---      ---     ------    ---      --------            ----               -------        -------
Balance at December 31,
  1996....................    330       --     18,059     18       176,448             (37)              (83,815)        92,614
Issuance of common stock
  under stock option and
  employee stock purchase
  plans...................     --       --        670      1         3,508              --                    --          3,509
Issuance of common stock
  from exercise of stock
  warrants................     --       --        105     --            --              --                    --             --
Issuance of common stock
  from conversion of
  series A-1 and B
  convertible preferred
  stock...................    (85)      --        522     --            --              --                    --             --
Change in unrealized gains
  (losses) on securities
  available-for-sale......     --       --         --     --            --              94                    --             94
Net loss..................     --       --         --     --            --              --               (15,538)       (15,538)
                              ---      ---     ------    ---      --------            ----               -------        -------
Balance at December 31,
  1997....................    245     $ --     19,356   $ 19     $ 179,956            $ 57             $ (99,353)     $  80,679
                              ===      ===     ======    ===      ========            ====               =======        =======

          See accompanying notes to consolidated financial statements.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1995         1996         1997
                                                             --------     --------     --------
Cash flows from operating activities:
  Net loss.................................................  $(17,292)    $ (4,955)    $(15,538)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization.........................     2,401        2,643        4,010
     Deferred rent.........................................       450          390          503
     Other non-cash expenses...............................        --         (104)        (131)
     Gains (losses) on sales of securities
       available-for-sale..................................         5           --          (12)
     Acquired technology rights............................    11,437           --           --
     Issuance of common stock for services.................       322          359           --
     Amortization of fair value change in common stock
       warrants............................................       680        1,252           --
     Change in assets and liabilities:
       Contract revenue receivables, net...................      (621)      (3,712)        (336)
       Due from related party, net.........................        --         (732)         732
       Inventories.........................................        --       (4,384)         250
       Prepaid expenses and other assets...................  403.....          890        2,296
       Accounts payable, accrued expenses and other
          liabilities......................................     1,650        3,570       (1,049)
       Due to related party................................        --        1,000         (130)
       Deferred revenue....................................    (2,024)          --        6,646
                                                             --------     --------     --------
          Net cash used in operating activities............    (2,589)      (3,783)      (2,759)
                                                             --------     --------     --------
Cash flows from investing activities:
  Purchase of marketable securities and securities
     available-for-sale....................................    (8,218)     (72,771)     (39,538)
  Sales and maturities of marketable securities and
     securities available-for-sale.........................    10,715       25,265       58,224
  Purchase of property and equipment.......................    (1,315)      (6,301)      (5,875)
  Investment in Cytokine Networks, Inc.....................        --           --       (3,000)
                                                             --------     --------     --------
          Net cash provided by (used in) investing
            activities.....................................     1,182      (53,807)       9,811
                                                             --------     --------     --------
Cash flows from financing activities:
  Proceeds from notes payable..............................     2,500        2,475        3,003
  Payments on notes payable................................    (4,058)      (3,440)      (4,054)
  Proceeds from issuance of common stock, net..............       953       52,564        3,509
  Proceeds from issuance of convertible preferred stock,
     net...................................................     7,149       12,500           --
                                                             --------     --------     --------
          Net cash provided by financing activities........     6,544       64,099        2,458
                                                             --------     --------     --------
Net increase in cash and cash equivalents..................     5,137        6,509        9,510
Cash and cash equivalents, beginning of year...............    13,691       18,828       25,337
                                                             --------     --------     --------
Cash and cash equivalents, end of year.....................  $ 18,828     $ 25,337     $ 34,847
                                                             ========     ========     ========
Supplemental disclosure of cash flow information --
  Cash paid during the year for interest...................  $  1,518     $  1,469     $    952

          See accompanying notes to consolidated financial statements.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business: IDEC Pharmaceuticals Corporation (the "Company") is primarily engaged in the commercialization and research and development of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases.

     Principles of Consolidation: The consolidated financial statements include the financial statements of IDEC Pharmaceuticals Corporation and its wholly owned subsidiary IDEC Seiyaku. All significant intercompany balances and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents: For the purposes of financial statement presentation, the Company considers all highly liquid investments in debt securities with original maturities of three months or less to be cash equivalents.

     Securities Available-for-Sale: Securities available-for-sale are carried at fair value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The cost of securities sold is based on the specific identification method.

     Inventories: Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out ("FIFO") method. Inventories at December 31, 1997 and 1996 consists of the following (table in thousands):

                                                                  1996       1997
                                                                 ------     ------
            Raw materials......................................  $  366     $1,204
            Work in process....................................      --        486
            Finished goods.....................................   4,018      2,444
                                                                 ------     ------
                                                                 $4,384     $4,134
                                                                 ======     ======

     Property and Equipment: Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from three to seven years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

     Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents, securities available-for-sale, contract revenue receivables, accounts payable, accrued expenses and notes payable are considered to be representative of their respective fair values because of the short-term nature of those investments. A reasonable estimate of fair value is not practicable for the liability, due to related party, at December 31, 1997, because of the inherent difficulty of evaluating the timing of the payments.

     Research and Development: All research and development expenses, including purchased research and development, are expensed in the period incurred. Clinical grant expenses are fully accrued upon patient enrollment.

     Revenues from Unconsolidated Joint Business: Revenues from unconsolidated joint business consists of the Company's share of the pretax operating results generated from its joint business arrangement with Genentech, Inc. ("Genentech"), revenue from bulk Rituxan sales to Genentech, reimbursement from Genentech of the Company's sales force and development expenses and royalty income from F. Hoffmann-La Roche Ltd. ("Hoffmann-La Roche") and Zenyaku Kogyo Co., Ltd. ("Zenyaku") on sales of Rituxan outside the United States and Canada. Revenue from bulk Rituxan sales is recognized when accepted by Genentech. Under the joint business arrangement, all U.S. sales of Rituxan and associated expenses will be recorded in the books and accounts of Genentech with the Company recording it's share of the pretax operating results on a quarterly basis, as defined in the Company's collaborative agreement with Genentech (Note
7). Pretax operating results under the joint business arrangement are derived by taking the net U.S. sales of Rituxan to

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY third-party customers less cost of sales, third party royalty expenses, distribution, selling and marketing expenses and joint development expenses by the Company and Genentech.

     Contract Revenues: Contract revenues consist of non-refundable research and development funding under collaborative agreements with the Company's various strategic partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates the Company for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products of the Company and is recognized at the time research and development activities are performed under the terms of the collaborative agreements. Contract revenues earned in excess of contract payments received are classified as contract revenue receivables.

     License Fees: License fees consist of non-refundable fees from product development milestone payments, the sale of license rights to the Company's propriety gene expression technology and non-refundable fees from the sale of product rights under collaborative development and license agreements with the Company's strategic partners. Revenues from product development milestone payments are recognized when the results or events stipulated in the agreement have been achieved. License fee payments received in excess of amounts earned are classified as deferred revenue.

     Manufacturing Costs: Manufacturing costs consist of manufacturing costs related to the production of bulk Rituxan sold to Genentech.

     Stock Based Compensation: The Company's stock option and purchase plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and the Company makes pro forma footnote disclosures of the Company's operating results as if the Company had adopted the fair value method under Financial Accounting standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123").

     Income Taxes: Income taxes are accounted for under the asset and liability method where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Net Loss Per Common Share: In December 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings per Share" ("Statement No. 128"). Statement No. 128 supersedes Accounting Principles Board Opinion No. 15 ("APB No. 15") and replaces "primary" and "fully diluted" earnings per share ("EPS") under APB No. 15 with "basic" and "diluted" EPS. Unlike primary EPS, basic EPS excludes the dilutive effects of options, warrants and other convertible securities. Diluted EPS reflects the potential dilution of securities that could share in the earnings of the Company, similar to fully diluted EPS. The adoption of Statement No. 128 did not have a material effect on the Company's net loss per common share for the prior years presented. Options, warrants and other convertible securities totaling 2,855,000 shares, 4,538,000 shares and 4,181,000 shares were excluded from the computations of net loss per common share for the years ended December 31, 1995, 1996 and 1997, respectively, as their effect is antidilutive.

     Use of Estimates: Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

     Reclassifications: The prior year balances in preferred stock, common stock and additional paid-in capital have been reclassified to effect the change in par value to $.001 per share resulting from stockholder approval in May 1997, of a change in the state of incorporation of the Company from the State of California to the State of Delaware. Certain other balances in 1996 and 1995 have been reclassified to conform with the presentation in 1997.

NOTE 2: SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale at December 31, 1996 and 1997 consist of the following (tables in thousands):

                                                                           1996
                                                    ---------------------------------------------------
                                                                    GROSS          GROSS
                                                    AMORTIZED     UNREALIZED     UNREALIZED     MARKET
                                                      COSTS         GAINS          LOSSES        VALUE
                                                    ---------     ----------     ----------     -------
Corporate securities..............................   $40,227         $  3           $(38)       $40,192
Commercial paper..................................     9,979           --             --          9,979
Certificates of deposit...........................     1,499           --             --          1,499
U.S. government agencies..........................     1,722           --             (2)         1,720
                                                     -------         ----           ----        -------
                                                     $53,427         $  3           $(40)       $53,390
                                                     =======         ====           ====        =======

                                                                           1997
                                                    ---------------------------------------------------
                                                                    GROSS          GROSS
                                                    AMORTIZED     UNREALIZED     UNREALIZED     MARKET
                                                      COSTS         GAINS          LOSSES        VALUE
                                                    ---------     ----------     ----------     -------
Corporate securities..............................   $13,672         $  3           $(18)       $13,657
Commercial paper..................................     4,707           44             --          4,751
Certificates of deposit...........................     5,699           --             --          5,699
U.S. government agencies..........................    10,675           29             (1)        10,703
                                                     -------         ----           ----        -------
                                                     $34,753         $ 76           $(19)       $34,810
                                                     =======         ====           ====        =======

     The net unrealized holding gain (loss) on securities available-for-sale included as a separate component of stockholders' equity at December 31, 1996 and 1997 totaled $(37,000) and $57,000, respectively. The gross realized gains on sales of securities available-for-sale for the year ended December 31, 1997 totaled $12,000.

     The amortized cost and estimated fair value of securities available-for-sale at December 31, 1997, by contractual maturity are shown below (table in thousands):

                                                                 AMORTIZED     ESTIMATED
                                                                   COST        FAIR VALUE
                                                                 ---------     ----------
        Due in one year or less................................   $30,105       $ 30,170
        Due after one year through two years...................     2,648          2,640
        Due after ten years....................................     2,000          2,000
                                                                  -------        -------
                                                                  $34,753       $ 34,810
                                                                  =======        =======

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

NOTE 3: PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1997 consists of the following (table in thousands):

                                                                    1996        1997
                                                                   -------     -------
        Furniture and fixtures...................................  $ 1,158     $ 1,226
        Machinery and equipment..................................   11,061      13,118
        Leasehold improvements...................................   16,359      18,922
        Construction in progress.................................    1,480       2,667
                                                                   -------     -------
                                                                    30,058      35,933
        Accumulated depreciation and amortization................   (8,605)    (12,484)
                                                                   -------     -------
                                                                   $21,453     $23,449
                                                                   =======     =======

NOTE 4: NOTES PAYABLE

     Notes payable at December 31, 1996 and 1997, consist of the following (table in thousands):

                                                                            1996        1997
                                                                           -------     -------
Prime plus 1% note (9.5% at December 31, 1997), due in monthly installments with a final payment of $750 due at maturity in 1998, secured by equipment, lease deed of trust, and a patent and trademark
  collateral assignment..................................................  $2,710..    $ 1,361
17.74% note, due in monthly installments with a final payment of $375 due at maturity in 1998, secured by equipment, lease deed of trust, and a
  patent and trademark collateral assignment.............................  1,355..         682
17.53% note, due in monthly installments with a final payment of $375 due at maturity in 1999, secured by equipment, lease deed of trust, and a
  patent and trademark collateral assignment.............................  1,745..       1,149
 9.32% to 10.62% capital lease obligations, due in monthly installments,
  maturing 2000..........................................................  2,263..       1,831
 8.94% note, due in monthly installments, maturing 2001, secured by
  equipment..............................................................  --.....       2,771
Other notes, due in monthly installments, maturing through 1997, secured
  by equipment...........................................................      772          --
                                                                           -------     -------
                                                                             8,845       7,794
Current portion..........................................................   (3,830)     (3,908)
                                                                           -------     -------
                                                                           $ 5,015     $ 3,886
                                                                           =======     =======

     Machinery and equipment recorded under capital leases was $2,698,000, net of accumulated depreciation of $1,188,000 at December 31, 1997.

     The aggregate maturities of notes payable for each of the three years subsequent to December 31, 1997, are as follows: 1998, $3,908,000; 1999, $1,709,000; 2000, $1,470,000; and 2001, $707,000.

NOTE 5: 401(K) EMPLOYEE SAVINGS PLAN

     The Company has a qualified 401(k) Employee Savings Plan ("401(k) Plan"), available to substantially all employees over the age of 21. The Company may make discretionary contributions to the 401(k) Plan, which fully vest after four years of service by the employee. There were no discretionary contributions for the years ended December 31, 1997, 1996 and 1995.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

NOTE 6: RESEARCH AND DEVELOPMENT

     In December 1995, the Company and Eisai Co. Ltd. ("Eisai") entered into a collaborative development agreement and a license agreement aimed at the development and commercialization of humanized and PRIMATIZED anti-gp39 antibodies. Under the terms of these agreements, Eisai may provide up to $37,500,000 in product development milestone payments and support for research and development. Eisai will receive exclusive rights in Asia and Europe to develop and market resulting products emerging from the collaboration, with the Company receiving royalties on eventual product sales by Eisai. Eisai may terminate these agreements based on a reasonable determination that the products do not justify continued product development or marketing. Included in contract revenues for 1995, 1996 and 1997 is $2,500,000, $5,500,000 and $2,750,000,
respectively, to fund product development, which approximates the research and development expenses incurred under the program. Included in license fees for the years ended December 31, 1995, 1996 and 1997, is $2,000,000, $750,000 and
$2,000,000, respectively, earned under these agreements.

     In December 1994, the Company and Seikagaku Corporation ("Seikagaku") entered into a collaborative development agreement and a license agreement aimed at the development and commercialization of a PRIMATIZED anti-CD23 antibody. Under the terms of these agreements, Seikagaku may provide up to $26,000,000 in product development milestone payments and support for research and development. The Company and Seikagaku will share co-exclusive, worldwide rights to all products emerging from the collaboration, with the Company receiving royalties on eventual product sales by Seikagaku. Seikagaku may terminate these agreements based on a reasonable determination that the products do not justify continued product development or marketing. Included in contract revenues for 1995, 1996 and 1997 is $2,500,000, $3,500,000 and $3,500,000, respectively, to fund product development, which approximates the research and development expenses incurred under the program. Included in license fees for the years ended December 31, 1995, 1996 and 1997, is $1,000,000, $1,000,000 and $1,500,000, respectively, earned under these agreements.

     In November 1993, the Company entered into a collaborative development agreement and a license agreement with Mitsubishi Chemical Corporation ("Mitsubishi Chemical"), for the development of a PRIMATIZED anti-B7 antibody. Under the terms of the collaboration, Mitsubishi may provide up to $12,185,000 in product development milestone payments and support for research and development. The Company retained certain marketing rights and will receive royalties on sales of any products commercialized by Mitsubishi Chemical emerging from the collaboration. Mitsubishi Chemical may terminate the license agreement if certain development objectives are not attained. The development agreement with Mitsubishi expired on December 31, 1996. Included in contract revenues for 1995 and 1996 is $2,047,000, and $2,000,000, respectively, to fund product development, which approximates the research and development expenses incurred under the program. Included in license fees for the year ended December 31, 1995 is $1,000,000 earned under these agreements.

     In October 1992, the Company and SmithKline Beecham p.1.c. ("SmithKline Beecham") entered into a collaborative research and license agreement aimed at the development and commercialization of therapeutic products based on the Company's PRIMATIZED anti-CD4 antibodies. Under the terms of the agreement, the Company will receive aggregate payments that have the potential of reaching in excess of $60,000,000, subject to the attainment of certain product development milestone events. The Company will receive funding for anti-CD4 related research and development programs, royalties and a share of co-promotion profits (in North America) on sales of products which may be commercialized as a result of the agreement. SmithKline Beecham may terminate this agreement based on a reasonable determination that the products do not justify continued development or marketing. Included in contract revenues for 1995, 1996 and 1997 is $3,488,000, $416,000 and $867,000 to fund product development, which approximates the research and development expenses incurred under the program. Included in license fees for the year ended December 31, 1996 is $4,000,000 earned under the agreement.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

     The Company performed research under certain other contracts and, accordingly, realized revenues and recognized expenses in the accompanying consolidated statements of operations.

NOTE 7: RELATED PARTY ARRANGEMENTS

     In March 1995, the Company and Genentech entered into a collaborative agreement for the clinical development and commercialization of the Company's anti-CD20 monoclonal antibody, Rituxan, for the treatment of non-Hodgkin's B-cell lymphomas. Concurrent with the collaborative agreement the Company and Genentech also entered into an expression technology license agreement for a proprietary gene expression technology developed by the Company and a preferred stock purchase agreement providing for certain equity investments in the Company by Genentech (Note 8). Under the terms of these agreements, the Company may receive payments totaling $58,500,000, subject to the attainment of certain product development milestone events. Additionally, the Company may be reimbursed by Genentech for certain other development and regulatory approval expenses under the terms of the collaborative agreement. Genentech may terminate this agreement for any reason. Included in contract revenues for 1995, 1996 and 1997 is $1,083,000, $1,500,000 and $2,389,000, respectively, to fund specific product development, which approximates the research and development expenses incurred under the program. Included in license fees for the years ended December 31, 1995, 1996 and 1997, is $5,500,000, $4,000,000 and $15,000,000,
respectively, earned under these agreements.

     In addition, the Company and Genentech are co-promoting Rituxan in the United States under a joint business arrangement, with the Company receiving a share of the pretax operating results. During 1997, the joint business recorded an operating loss due to significant shared expenses related to the product launch of Rituxan in the United States in December 1997. Additionally, the Company has a contractual obligation to manufacture and supply Rituxan through the end of 1999 with an option to continue supplying Rituxan thereafter. Under the Company's collaborative agreement with Genentech, the sales price of bulk Rituxan sold to Genentech is capped at a price which is currently less than the Company's cost to manufacture bulk Rituxan. Included in inventories at December 31, 1997, is $2,444,000 of bulk Rituxan inventory that will be sold to Genentech. Revenues from unconsolidated joint business, as described in Note 1, for the year ended December 31, 1997, consist of the following (table in thousands):

            Bulk Rituxan sales.........................................  $10,631
            Reimbursement of selling and development expenses..........    2,985
            Co-promotion operating loss................................   (4,350)
                                                                         -------
                                                                         $ 9,266
                                                                         =======

     Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States will be the responsibility of Hoffmann-La Roche, except in Japan where Zenyaku will be responsible for product development, marketing and sales. The Company will receive royalties on sales outside the U.S. and Canada. Additionally, the Company will receive royalties on sales of Genentech products manufactured using the Company's proprietary gene expression system.

     In June 1991, the Company and Zenyaku entered into a product rights agreement and a stock purchase agreement under which the Company granted Zenyaku a license to manufacture, use and sell certain products for cancer and autoimmune therapeutic applications. In November 1995, the Company and Zenyaku terminated the product rights agreement and concurrently the Company, Zenyaku and Genentech entered into a joint development, supply and license agreement where Zenyaku received exclusive rights to develop, market and sell Rituxan in Japan which resulted in the Company recognizing $2,000,000 in license fees from Zenyaku in 1995.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

NOTE 8: STOCKHOLDERS' EQUITY

     Convertible Preferred Stock: In March 1995, the Company issued 1,000,000 shares of its common stock and 69,375 shares of its ten percent Series B Nonvoting Cumulative Convertible Preferred Stock ("Series B Preferred Stock") for the repurchase of all Merrill Lynch/Morgan Stanley, L.P. ("ML/MS") rights in the Company's lymphoma products. The stock issuances resulted in a non-cash charge to operating expenses in 1995 of $11,437,000, representing the purchase of the acquired technology rights. In March 1997, the Series B Preferred Stock and accrued dividends were converted into 367,000 shares of the Company's common stock.

Additionally, the Company issued 100,000 shares of its Series A-1 Nonvoting Convertible Preferred Stock ("Series A-1 Preferred Stock") in April 1995, and 37,521 shares of its Series A-2 Nonvoting Convertible Preferred Stock ("Series A-2 Preferred Stock") in August 1995, 22,993 shares of its Series A-3 Nonvoting Convertible Preferred Stock ("Series A-3 Preferred Stock") in March 1996, 100,000 shares of its Series A-6 Nonvoting Convertible Preferred Stock ("Series A-6 Preferred Stock") in May 1996, to Genentech pursuant to the terms of a preferred stock purchase agreement. The preferred stock purchase agreement was entered into concurrently with a collaboration agreement as described in Note 7. The Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series A-3 Preferred Stock and Series A-6 Preferred Stock have a liquidation preference per share of $50, $67, $217 and $75, respectively, net of issuance costs. Each share of Series A-1 Preferred Stock, Series A-2 Preferred Stock and Series A-3 Preferred Stock is convertible at any time into ten shares of the Company's common stock and each share of Series A-6 Preferred Stock is convertible at any time into approximately 2.16 shares of the Company's common stock. In December 1997, 16,000 shares of Series A-1 Preferred Stock were converted into 155,000 shares of the Company's common stock.

     Common Stock: In May 1996, the stockholders approved an increase in the number of authorized common shares to 50,000,000 shares. In June 1996, the Company completed a public offering of 2,070,000 shares of its common stock resulting in net proceeds of $46,277,000. In March 1995, the Company issued 1,000,000 shares of its common stock for the repurchase of all ML/MS rights in the Company's lymphoma products, see "Convertible Preferred Stock" above.

     In September 1997, the Company entered into an agreement with a financial institution under which the Company purchased in a private transaction a capped call option, exercisable only at maturity, representing the Company's right to purchase from the financial institution up to 600,000 shares of the Company's common stock. The Company has the right to settle the capped call option by receiving cash or stock. The capped call option which the Company purchased is expected to be settled, if exercised, with cash paid to the Company in an amount equal to the difference between the strike price and the market price, subject to caps which will limit the total amount of cash the Company could receive.

     Simultaneously, with its purchase of the capped call option, the Company sold to the same financial institution a call option, exercisable only at maturity, entitling the financial institution to purchase from the Company up to 900,000 shares of the Company's common stock at a certain strike price per share. The Company has the right to settle the call option with cash or stock and, if exercised, the Company expects to settle the call option by issuing up to 900,000 shares of the Company's common stock to the financial institution. The financial institution has advised the Company that it has engaged, and may further engage, in transactions, including buying and selling shares of the Company's common stock, to offset its risk relating to the call option, which could affect the market price of the Company's common stock.

     Stockholder Rights Agreement: In July 1997, the Company's Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of the Company's common stock. Each Right represents the right to purchase one one-thousandth of a share of Series X Junior Participating Preferred Stock at an exercise price of $200, subject to adjustment, and will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer for 15% or more of the Company's common stock. If a person acquires 15% or more of Company's common stock all

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

Rightsholders, except the acquiring person, will be entitled to buy shares of the Company's common stock at a discount. Each Series X Junior Participating Preferred share will be entitled to an aggregate dividend of 1,000 times the dividend declared per share of common stock. The Board of Directors may terminate the Rights Plan at any time or redeem the Rights at $.001 per Right, prior to the time a person acquires more than 15% of the Company's common stock. The Rights will expire in July 2007.

     Stock Option Plans: The Company has two active stock option plans.

     The 1988 Employee Stock Option Plan (the "Option Plan") was approved by the stockholders in 1988 and has been subsequently amended. Under the Option Plan, options for the purchase of the Company's common stock may be granted to key employees (including officers), directors and outside consultants. Options may be designated as incentive stock options or as nonqualified stock options and generally vest over four years, except under a provision of the Option Plan which allows accelerated vesting under certain conditions. Options under the Option Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value (85 percent of fair market value for nonqualified options) on the date of grant. The aggregate number of shares authorized for issuance under the Option Plan is 5,480,000.

     In September 1993, the Company adopted the 1993 Non-Employee Directors Stock Option Plan (the "Directors Plan"), which was approved by the stockholders in May 1994 and was subsequently amended. A total of 250,000 shares of common stock are reserved for issuance to individuals who serve as non-employee members of the Board of Directors. Options under the Directors Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date or grant.

     A summary of the status of the Company's two active stock option plans as of December 31, 1995, 1996 and 1997 and changes during the years ended on those dates is presented below (table in thousands, except per share amounts):

                                           DIRECTORS PLAN                    OPTION PLAN
                                     ---------------------------     ---------------------------
                                                WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                     SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE
                                     ------     ----------------     ------     ----------------
Outstanding at December 31, 1994...     35           $ 5.63          2,346           $ 2.96
  Granted..........................     70             3.38            311             3.90
  Exercised........................    (10)            5.63           (157)            4.07
  Canceled.........................    (10)            2.38            (33)            5.58
                                     ------           -----          ------
Outstanding at December 31, 1995...     85             4.15          2,467             2.97
  Granted..........................     35            19.13          1,443            20.79
  Exercised........................    (10)            4.00           (172)            2.43
  Canceled.........................     (5)           19.13           (196)           10.10
                                     ------           -----          ------
Outstanding at December 31, 1996...    105             8.45          3,542             9.86
  Granted..........................     83            27.41            815            26.27
  Exercised........................    (15)            9.04           (533)            4.26
  Canceled.........................     (5)           22.50            (43)           18.74
                                     ------           -----          ------
Outstanding at December 31, 1997...    168           $17.31          3,781           $14.09
                                     ======           =====          ======

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

     The following table summarizes information about the Directors Plan and the Option Plan options outstanding as of December 31, 1997 (table in thousands, except year and per share amounts):

                                     OPTIONS OUTSTANDING
                    -----------------------------------------------------           OPTIONS EXERCISABLE
                                    WEIGHTED AVERAGE                          --------------------------------
    RANGE OF          NUMBER           REMAINING         WEIGHTED AVERAGE       NUMBER        WEIGHTED AVERAGE
EXERCISE PRICES     OUTSTANDING     CONTRACTUAL LIFE      EXERCISE PRICE      EXERCISABLE      EXERCISE PRICE
----------------    -----------     ----------------     ----------------     -----------     ----------------
Directors Plan:
$ 2.38 -- $19.13       90,000             7.26                $ 8.35             90,000            $ 8.35
 22.50 --  38.25       77,500             9.32                 27.72             77,500             27.72

Option Plan:
$ 0.88 -- $ 2.56      663,917             5.55                $ 2.35            567,494            $ 2.32
  3.00 --   3.00      699,116             6.70                  3.00            647,081              3.00
  3.25 --  18.00      488,291             7.35                  8.87            226,785              6.30
 20.13 --  20.50      953,904             8.10                 20.14            432,327             20.13
 21.00 --  37.88      975,373             9.21                 26.73             86,870             25.55

     Employee Stock Purchase Plan: In May 1993, the stockholders adopted the Company's Employee Stock Purchase Plan (the "Purchase Plan"), which was subsequently amended. A total of 495,000 shares of common stock are reserved for issuance. Under the terms of the Purchase Plan, employees can choose to have up to ten percent of their annual compensation withheld to purchase shares of common stock. The purchase price of the common stock is at 85 percent of the lower of the fair market value of the common stock at the enrollment or purchase date. During 1995, 1996 and 1997, 63,000 shares, 160,000 shares and 122,000 shares, respectively, were issued under the Purchase Plan.

     Pro Forma Information: The Company has retained the approach under APB Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation expense has been recognized for its Option Plan, Directors Plan and Purchase Plan. Had compensation expense for the Company's stock option and purchase plans been determined consistent with Statement No. 123, the Company's net loss per share applicable to common stock would have been increased to the pro forma amounts indicated below (table in thousands, except per share amounts):

                                                                 1995         1996         1997
                                                               --------     --------     --------
Net loss applicable to common stock..........  As reported     $(17,292)    $ (5,651)    $(15,538)
                                               Pro forma        (17,608)     (10,152)     (23,746)
Net loss per common share....................  As reported     $  (1.18)    $  (0.34)    $  (0.83)
                                               Pro forma          (1.20)       (0.61)       (1.27)

     Pro forma net loss applicable to common stock reflects only stock option and purchase rights granted in 1995, 1996 and 1997. Therefore, the full impact of calculating compensation expense for stock options and stock purchase rights under Statement No. 123 is not reflected in the pro forma net loss amounts presented above since compensation expense is reflected over the stock option vesting and stock purchase subscription periods and compensation expense for stock options and stock purchase rights granted prior to January 1, 1995 are not considered. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: dividend yield of zero percent; expected volatility of 61.4 percent; risk-free interest rate of 6.3 percent; and an expected option life of 5.7 years for 1997; and a dividend yield of zero percent; expected volatility of 66.8 percent; risk-free interest rate of 6.2 percent; and an expected option life of 5.5 years for 1996 and 1995. The per share weighted-average fair value of stock options granted during 1995, 1996 and 1997 at an exercise price equal to the fair market value on the date of grant was $2.42, $13.25 and $16.09, respectively, on the date of grant using the Black-Scholes option-pricing model. The fair value of each purchase right is

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY estimated on the date of enrollment using the Black-Scholes option-pricing model with the following assumptions used in 1997, 1996 and 1995: dividend yield of zero percent; expected volatility of 61.4 percent; risk-free interest rates between 5.5 percent and 6.0 percent; and an expected life between 0.3 year and
2.0 years for 1997; and a dividend yield of zero percent; expected volatility of
66.8 percent; risk-free interest rates between 5.6 percent and 5.9 percent; and an expected life between 0.3 year and 2.0 years for 1996 and 1995. The per share weighted-average fair value of stock purchase rights granted during 1995, 1996 and 1997 was $2.65, $9.05 and $10.50, respectively, on the subscription date using the Black-Scholes option-pricing model.

     Stock Warrants: Under an investment agreement and in part subject to the Company's accomplishments of certain research and development objectives, SR One Limited, SmithKline Beecham's venture capital subsidiary, purchased 200,000 common stock warrants in each 1993 and 1992. In October 1996, these warrants were exercised for 400,000 shares of the Company's common stock resulting in net proceeds of $4,755,000.

     In December 1994 and August 1995, concurrent with the completion of a debt financing, the Company issued warrants for the purchase of 294,000 shares and 46,000 shares, respectively, of common stock. The holders of the warrants have the option to exchange their warrants, without the payment of cash or consideration, for a number of common shares equal to the difference between the number of shares resulting by dividing the aggregate exercise price of the warrants by the fair market value of the common stock on the date of exercise and the number of shares that would have been otherwise issued under the exercise. In 1996 and 1997, 196,000 warrants and 114,000 warrants, respectively, were exchanged for 169,000 shares and 105,000 shares, respectively, of the Company's common stock. At December 31, 1997, 30,000 warrants to purchase common stock were outstanding. Such warrants have a six-year term and are immediately exercisable at $6.22 per share.

NOTE 9: INCOME TAXES

     The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1997 (table in thousands):

                                                                       1996         1997
                                                                     --------     --------
    Deferred tax assets:
      Accrued expenses.............................................  $    531     $    609
      Property and equipment, principally due to difference in
         depreciation..............................................       448        1,194
      Deferred rent expense........................................       607          803
      Amortization of fair value change in common stock warrants...       776          770
      Deferred revenue.............................................        --        2,372
      Capitalized state research and experimentation costs.........     2,090        2,189
      Acquired technology rights...................................     4,336        3,695
      Research and experimentation credit..........................     5,078        6,070
      Net operating loss carryforwards.............................    24,247       29,601
      Other tax assets.............................................       333          696
                                                                     --------     --------
              Total gross deferred tax assets......................    38,446       47,999
    Valuation allowance............................................   (38,446)     (47,737)
    Deferred tax liabilities.......................................        --         (262)
                                                                     --------     --------
    Net deferred taxes.............................................  $     --     $     --
                                                                     ========     ========

     In 1995, 1996 and 1997, the Company recognized an increase in the valuation allowance of $7,652,000, $3,882,000 and $9,291,000, respectively.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

     As of December 31, 1997, the Company had net operating loss and research and experimentation tax credit carryforwards for Federal income tax purposes of approximately $82,000,000 and $4,000,000, respectively, which expire beginning in 1999. Net operating loss carryforwards and research and experimentation tax credit carryforwards as of December 31, 1997 for state income tax purposes are approximately $21,000,000 and $2,000,000, respectively, which expire beginning in 1998 and 1999, respectively.

     The utilization of net operating losses and tax credits incurred prior to the Company's initial public offering in 1991, may be subject to an annual limitation under the Internal Revenue Code, due to a cumulative change in ownership of more than fifty percent. However, the Company believes that such limitations will not have a material impact upon the utilization of such net operating loss carryforwards.

NOTE 10: COMMITMENTS

     Lease Commitments: In July 1992, the Company entered into a 15-year operating lease for its headquarters, which commenced in 1993. The Company has the option to extend the term of the lease for two additional periods of five years each. In August 1996, the Company entered into a 7-year lease for additional office and warehouse facilities. The Company has the option to extend the term of this lease for two additional years. In addition to the monthly lease payments, both lease agreements provide for the Company to pay all operating expenses associated with the facilities. The lease agreements provide for scheduled rental increases; accordingly lease expense is recognized on a straight-line basis over the term of the leases.

     Future minimum lease payments under all operating leases as of December 31, 1997, are as follows (table in thousands):

            1998.......................................................  $ 3,158
            1999.......................................................    3,422
            2000.......................................................    3,559
            2001.......................................................    3,702
            2002.......................................................    3,850
            2003 and thereafter........................................   18,445
                                                                         -------
                      Total minimum lease payments.....................  $36,136
                                                                         =======

     Lease expense under all operating leases totaled $3,097,000, $3,011,000 and $3,677,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

     License Agreements: In September 1997, the Company and Cytokine Networks, Inc. ("CNI") entered into a development and license agreement for the development of inflammatory and autoimmune disease products based upon CNI's Anti-MIF antibody technology. Concurrent with the development and license agreement the Company and CNI entered into a stock purchase agreement providing for certain equity investments in CNI by the Company. Under the terms of these agreements, the Company may make payments totaling up to $10,500,000, subject to the attainment of certain product development milestone events. Additionally, the Company will pay CNI royalties on sales by the Company of any products emerging from the collaboration. In 1997, the Company made a $3,000,000 preferred equity investment in CNI.

     In February 1997, the Company acquired exclusive rights from Pharmacia & Upjohn S.p.A. ("Pharmacia") to 9-aminocamptothecin ("9-AC"), a broad spectrum, anti-cancer agent for the treatment of cancer. Under the terms of the asset transfer agreement, the Company may make payments totaling up to $16,000,000, subject to the attainment of certain product development milestone events. No royalties are payable to Pharmacia on sales of any products commercialized by the Company emerging from the agreement. In 1997, the Company made an up-front licensing payment of $3,000,000 to Pharmacia. The Company anticipates achieving a product development milestone event in 1999 that would result in the Company making a $6,000,000 payment to Pharmacia.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

     In connection with its research and development efforts, the Company has entered into various license agreements which provide the Company with rights to develop, produce and market products using certain know-how, technology and patent rights maintained by the parties. Terms of the various license agreements require the Company to pay royalties from future sales, if any, on specified products using the resulting technology. Third party royalty liabilities resulting from sales of Rituxan are being paid by Genentech and recorded under the joint business arrangement as described under "Revenues from Unconsolidated Joint Business" in Notes 1 and 7. As of December 31, 1997, such other royalties, other than annual minimum royalties payments, have not commenced on the aforementioned license agreements.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
IDEC Pharmaceuticals Corporation:

     We have audited the accompanying consolidated balance sheets of IDEC Pharmaceuticals Corporation and subsidiary as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDEC Pharmaceuticals Corporation and subsidiary as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP
San Diego, California
February 6, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information about the Company's executive officers and directors as of January 31, 1998 is set forth below:

              NAME                 AGE                        TITLE
---------------------------------  ----    --------------------------------------------
William H. Rastetter, Ph.D.......  49      President, Chief Executive Officer and
                                           Chairman of the Board of Directors
Antonio J. Grillo-Lopez, M.D.....  58      Senior Vice President, Medical and
                                           Regulatory Affairs
Nabil Hanna, Ph.D................  54      Senior Vice President, Research and
                                           Preclinical Development
William R. Rohn..................  54      Senior Vice President, Commercial Operations
Christopher J. Burman............  48      Senior Vice President, Manufacturing and
                                           Process Sciences
John Geigert, Ph.D...............  50      Vice President, Quality
Connie L. Matsui.................  44      Vice President, Planning and Resource
                                           Development
Phillip M. Schneider.............  41      Vice President and Chief Financial Officer
Kenneth J. Woolcott..............  39      Vice President, Secretary, General Counsel
                                           and Licensing Executive
Charles C. Edwards, M.D..........  74      Director
Alan Burnett Glassberg...........  60      Director
John Groom.......................  59      Director
Kazuhiro Hashimoto...............  57      Director
Franklin P. Johnson, Jr..........  69      Director
Robert W. Pangia.................  46      Director
Bruce R. Ross....................  56      Director
The Honorable Lynn Schenk........  53      Director
William D. Young.................  53      Director

     DR. RASTETTER was appointed Chairman of the Board of Directors of the Company on May 22, 1996. He has served as President and Chief Executive Officer of the Company since December 1986 and Chief Financial Officer from 1988 to 1993. Dr. Rastetter has served as a Director of the Company since 1986. From 1984 to 1986, he was Director of Corporate Ventures at Genentech. From 1982 to 1984, Dr. Rastetter served in a scientific capacity at Genentech, directing the Biocatalysis and Chemical Sciences groups. From 1975 to 1982, he held various faculty positions at the Massachusetts Institute of Technology. Dr. Rastetter received his Ph.D. in chemistry from Harvard University in 1975.

     DR. GRILLO-LOPEZ joined the Company as Vice President, Medical and Regulatory Affairs in November 1992 from Du Pont Merck Pharmaceutical Company ("Du Pont Merck"). In January 1996, he was promoted to Senior Vice President, Medical and Regulatory Affairs. He was employed by Du Pont Merck from 1987 to 1992, where he most recently was Executive Medical Director for International Clinical Research and Development and previously held various clinical and medical director positions at Du Pont Merck. From 1980 to 1987, Dr. Grillo-Lopez was a Vice President in charge of clinical therapeutics and Director of Clinical Oncology Research at Warner Lambert Company's Parke Davis Pharmaceutical Research Division. He trained as a hematologist and oncologist at the University of Puerto Rico School of Medicine, San Juan, where he received his M.D. and subsequently held faculty appointments. He has been an adjunct associate professor in the Department of Medicine (Hematology and Medical Oncology) at the University of Michigan Medical School, was a founder of the Puerto Rico Society of Hematology and the Latin American Society of Hematology, and is a fellow of the International Society of Hematology and the Royal Society of Medicine (London).

     DR. HANNA joined the Company in February 1990 as Vice President, Research and Preclinical Development. In 1993, Dr. Hanna was promoted to Senior Vice President, Research and Preclinical Development. From 1981 to 1990, Dr. Hanna served as Associate Director and then Director of the Department of Immunology at SmithKline Beecham focusing on autoimmune and chronic inflammatory diseases. From 1978 to 1981, he was a research scientist at the NCI-Frederick Cancer Research Center, where he studied the role of immune system cells in host defenses against cancer. From 1973 to 1978, Dr. Hanna was a lecturer in the Department of Immunology at the Hebrew University Medical School in Israel, where he received his Ph.D. in immunology. Pursuant to the Company's agreement with CNI, Dr. Hanna is a director of CNI.

     MR. ROHN joined the Company in August 1993 as Senior Vice President, Commercial and Corporate Development. Prior to joining the Company, Mr. Rohn was employed by Adria Laboratories ("Adria"), from 1984 until August 1993, most recently as Senior Vice President of Sales and Marketing with responsibilities for strategic and commercial partnerships as well as all sales and marketing functions in the United States. Prior to Adria, Mr. Rohn held marketing and sales management positions at Abbott Laboratories, Warren-Teed Pharmaceuticals, Miles Laboratories and Mead Johnson Laboratories. Mr. Rohn received a B.A. in Marketing from Michigan State University.

     MR. BURMAN joined the Company in May 1992 as Vice President, Manufacturing Sciences and has served as Senior Vice President, Manufacturing and Process Sciences since December 1997. He previously served from 1989 to 1992 as Director of Manufacturing Technology at Life Sciences International. From 1985 to 1989, he was t-PA Operations and Technical Services Manager at Genentech, where he was responsible for the start-up of the t-PA manufacturing facility and commercial-scale manufacturing operations. From 1967 to 1985, he held a series of positions at Wellcome Biotech Ltd., culminating in responsibility for worldwide cell culture manufacturing operations. Mr. Burman holds a B.Sc. with honors in Applied Biology from the Council for National Academic Awards in the United Kingdom. He also holds graduate qualifications in Industrial Microbiology.

     DR. GEIGERT joined the Company in May 1996 as Vice President, Quality. He previously served from 1991 to May 1996 as Vice President, Quality Control at Immunex Corporation, a biotechnology company. From 1973 to 1991, he was employed by Cetus Corporation where he served most recently as Director of Quality Control and Product Evaluation. Dr. Geigert holds a B.S. degree in chemistry from Washington State University and a Ph.D. in organic chemistry/analytical chemistry from Colorado State University.

     MS. MATSUI joined the Company in November 1992 as Senior Director, Planning and Resource Development with primary responsibility for strategic planning and human resources. In December 1994, Ms. Matsui was promoted to Vice President, Planning and Resource Development. Ms. Matsui's current responsibilities include investor relations, corporate communications, human resources, project management and strategic planning. As a consultant during 1992, Ms. Matsui assisted in the planning and implementation of the Company's unification from sites in Northern and Southern California to its present site in San Diego. From 1977 to 1991, she served in a variety of marketing and general management positions at Wells Fargo Bank including Vice President and Manager responsible for Consumer Retirement Programs and Vice President and Manager in charge of company-wide Employee Relations and Communications. Ms. Matsui received her B.A. and M.B.A. from Stanford University.

     MR. SCHNEIDER joined the Company in February 1987 as Director, Finance and Administration and served as Senior Director, Finance and Administration from 1990 to 1991. In 1991, he became Vice President, Finance and Administration and in 1996 he was appointed Vice President and Chief Financial Officer. From 1984 to 1987, Mr. Schneider served as the Manager of Financial Reporting and as a Senior Analyst for Syntex Laboratories. He received a B.S. in biochemistry from University of California, Davis, received his M.B.A. at the University of Southern California and earned his C.P.A. qualifications while working for KPMG Peat Marwick LLP as a Senior Accountant.

     MR. WOOLCOTT joined the Company in March 1989 as Intellectual Property Counsel. In 1990, he became Intellectual Property and Licensing Counsel. Mr. Woolcott was promoted to Deputy General Counsel in 1991 and General Counsel in 1992. In 1993, Mr. Woolcott was appointed Secretary of the Company. In 1994, he was promoted to Vice President, Secretary, General Counsel & Licensing Executive. From 1985 to 1987, he served as Patent Counsel and Associate Counsel at Hybritech, Inc. From 1987 to 1989, he was engaged in the private practice of law in Seattle, Washington. Mr. Woolcott received a B.S. in biochemistry from Pacific Lutheran University and his J.D. from George Washington University.

     DR. EDWARDS is the retired President and Chief Executive Officer of Scripps Institution of Medicine and Science (the "Institute"). Dr. Edwards joined the Institution in 1991 and retired in 1994. Dr. Edwards served as the President and Chief Executive Officer of Scripps Clinic and Research Foundation from 1977 to 1991. Previously, Dr. Edwards held a number of positions with private, public and governmental entities including Commissioner of the FDA and several positions with the American Medical Association. Dr. Edwards is director of three other publicly traded companies, Bergen Brunswig Corporation, Molecular Biosystems, Inc. and Northern Trust of California. He received his B.S., M.D. and Honorary Degree, Doctor of Science from the University of Colorado and received his M.S. in Surgery from the University of Minnesota. Dr. Edwards has served as a Director of the Company since May 1995.

     DR. GLASSBERG is Associate Director of Clinical Care and Director of General Oncology at the University of California San Francisco Cancer Center, and also serves as Director of Hematology and Medical Oncology at Mount Zion Medical Center in San Francisco, California. Dr. Glassberg has been associated with the University of California, San Francisco since 1970 and is currently a Clinical Professor of Medicine. He received his M.D. from the Medical University of South Carolina in Charleston. Dr. Glassberg has served as a Director of the Company since February 1997.

     MR. GROOM has been President, Chief Executive Officer, and a Director of Elan Corporation plc, a public company registered in Ireland, since July 1996. Mr. Groom served as the President and Chief Executive Officer of Athena Neurosciences, Inc., a biotechnology company ("Athena"), from 1987 to June 1996 prior to Athena's acquisition by Elan Corporation. From 1960 to 1985, Mr. Groom was employed by Smith Kline & French Laboratories ("SK&F"), the pharmaceutical division of the former SmithKline Beckman Corporation. He held a number of positions at SK&F, including: President of SK&F International from 1980 to 1985. Mr. Groom has served as Chairman of the International Section of the Pharmaceutical Manufacturers Association. He serves as a Director of Ligand Pharmaceuticals Incorporated and as a public trustee to the Research Foundation of the American Academy of Neurology. Mr. Groom is a Fellow of the Association of Certified Accountants (U.K.) and has served as a Director of the Company since September 1992.

     MR. HASHIMOTO has been, since 1981, Director of Research and Development of Zenyaku, a private pharmaceutical company in Tokyo, Japan, and an investor in the Company. Mr. Hashimoto was promoted to President of Zenyaku in July 1994. He has served on Zenyaku's board of directors since 1977, is a director of two privately held companies and sits on the Board of Trustees of Tamagawa Gakuen University. Mr. Hashimoto received his B.A. in Commerce from Tamagawa Gakuen University and his B.A. in Business Administration from Lewis & Clark College. Mr. Hashimoto has served as a Director of the Company since July 1991.

     MR. JOHNSON has been, since 1967, the general partner of Asset Management Partners, an investor in the Company. Mr. Johnson is also Chairman of the Board of Book and Babbage, Inc., and a director of Amgen, Inc., Applied Microcircuit Corporation and three privately held companies. Mr. Johnson received his B.S. in Mechanical Engineering from Stanford University and received his M.B.A. from Harvard University. Mr. Johnson has served as a Director of the Company since 1986.

     MR. PANGIA has worked in investment banking for 20 years and is currently self-employed in that capacity. Most recently, he served as Executive Vice President and Director of Investment Banking for PaineWebber Incorporated of New York ("PaineWebber"). He held other various senior management positions at PaineWebber including member of the board of directors of PaineWebber, Inc., Chairman of the board of directors of PaineWebber Properties, Inc., member of PaineWebber's executive and operating committees, chairman of the equity commitment committee and member of the debt commitment committee. Prior to his positions at PaineWebber, Mr. Pangia held other senior positions including Managing Director in Investment Banking for Drexel Burnham Lambert of New York and Vice President of Investment Banking for Kidder, Peabody & Co. of New York. He received his A.B. from Brown University and his M.B.A. from Columbia University. Mr. Pangia has served as a Director of the Company since September 1997.

     MR. ROSS is currently President of Cancer Rx, a health care consulting firm. Immediately prior to launching Cancer Rx, Mr. Ross was Chief Executive Officer of the National Comprehensive Cancer Network, an association of fifteen of the largest cancer centers in the United States. He previously held senior management positions, during a 27-year career, at Bristol-Myers Squibb, including Senior Vice President, Policy, Planning and Development, Bristol-Myers Squibb Pharmaceutical Group and President, Bristol-Myers Squibb U.S. Pharmaceutical Group. Mr. Ross currently serves as a director for Fox Chase Cancer Center and Sugen, Inc. He received his B.S. from Syracuse University and later was a Bristol-Myers Scholar at the Yale School of Organization and Management. Mr. Ross has served as a Director of the Company since July 1997.

     MS. SCHENK is currently an attorney in private practice and previously served as the U.S. Congresswoman for the 49th District of the State of California from 1993 to 1995. She worked as an attorney in private practice from 1983 to 1993 and served as the California Secretary of Business, Transportation and Housing from 1980 to 1983. Ms. Schenk is also a director of Cal Fed Bank. She received her B.A. in Political Science from the University of California at Los Angeles, earned her J.D. from the University of San Diego and attended the London School of Economics. Ms. Schenk has served as a Director of the Company since May 1995.

     MR. YOUNG is currently Chief Operating Officer of Genentech. Mr. Young joined Genentech in 1980 as Director of Manufacturing and Process Sciences and became Vice President in 1983. He was promoted to Senior Vice President in 1989 where he was responsible for Process Sciences, Manufacturing, Engineering, Quality, Regulatory Affairs, Product Development and Pharmacological Sciences. In 1986, Mr. Young was promoted to Executive Vice President. He became Chief Operating Officer in 1997, taking on the additional responsibilities Medical Affairs and Business Development and Sales and Marketing. Prior to joining Genentech, Mr. Young was with Eli Lilly & Co., where he held several positions in pharmaceutical engineering, antibiotic process development and manufacturing management. Mr. Young holds a B.S. in Chemical Engineering from Purdue University and an M.B.A. from Indiana University. He was elected to the National Academy of Engineering in 1993 for his contributions to biotechnology. Mr. Young is also a director of Energy Biosystems, Inc. Mr. Young has served as a Director of the Company since May 1997.

     The information required by Section 16(a) is hereby incorporated by reference to the information contained under the caption "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 1998.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is hereby incorporated by reference to the information contained under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information known to the Company with respect to the beneficial ownership of the Company's Common Stock as of January 31, 1998, by (i) all persons who are beneficial owners of five percent or more of the Company's Common Stock, (ii) each director; (iii) certain executive officers and (iv) all current directors and executive officers of the Company as a group.

                                                                                  PERCENTAGE OF SHARES
                                                                                 BENEFICIALLY OWNED(1)
                                                                  SHARES         ----------------------
                                                               BENEFICIALLY       BEFORE        AFTER
            NAME AND ADDRESS OF BENEFICIAL OWNER                  OWNED          OFFERING      OFFERING
-------------------------------------------------------------  ------------      --------      --------
Genentech, Inc. (2)..........................................     1,490,793         7.1%          6.4%
  One DNA Way
  South San Francisco, California 94080
American Century Investment Management, Inc..................     1,418,800         7.2%          6.6%
  4500 Main Street, 15th Floor
  Kansas City, MO 64111
Oracle Partners, L.P.........................................     1,250,000         6.4%          5.8%
  712 Fifth Avenue, 45 Floor
  New York, New York 10019
Dean Witter InterCapital Inc. (3)............................     1,048,000         5.3%          4.8%
  Two World Trade Center, 71st Floor
  New York, NY 10048
Charles C. Edwards, M.D. (4).................................        33,500           *             *
John Geigert, Ph.D.(5).......................................        28,224           *             *
Alan B. Glassberg, M.D. (6)..................................        22,500           *             *
Antonio J. Grillo-Lopez, M.D. (7)............................       171,946           *             *
John Groom (8)...............................................        42,500           *             *
Nabil Hanna, Ph.D. (9).......................................       293,507         1.5%          1.3%
Kazuhiro Hashimoto (10)......................................       691,667         3.5%          3.2%
Franklin P. Johnson, Jr. (11)................................        81,737           *             *
Robert W. Pangia (12)........................................        18,500           *             *
William H. Rastetter, Ph.D. (13).............................       513,371         2.6%          2.3%
William R. Rohn (14).........................................       173,491           *             *
Bruce R. Ross (15)...........................................        17,500           *             *
The Honorable Lynn Schenk (16)...............................        34,500           *             *
William D. Young (17)........................................     1,490,793         7.1%          6.4%
All directors and executive officers as a group (18 persons)
  (3 through 18).............................................     4,177,141        18.3%         16.8%

---------------

  *  Less than 1%.

 (1) Percentage of beneficial ownership is calculated assuming 19,630,694 shares of Common Stock were outstanding on January 31, 1998. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within 60 days after January 31, 1998, as well as Nonvoting Convertible Preferred Stock, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

 (2) Includes Nonvoting Convertible Preferred Stock convertible into 1,490,793 shares held by Genentech. Mr. Young, a director of the Company, disclaims beneficial ownership of the Nonvoting Convertible Preferred Stock held by Genentech. See "Description of Capital Stock -- Preferred Stock."

 (3) Dean Witter InterCapital Inc. is a wholly-owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co., an affiliate of one of the Underwriters of this offering.

 (4) Includes options to purchase 32,500 shares held by Dr. Edwards.

 (5) Includes options to purchase 27,968 shares held by Dr. Geigert.

 (6) Includes options to purchase 22,500 shares held by Dr. Glassberg.

 (7) Includes options to purchase 161,998 shares held by Dr. Grillo-Lopez.

 (8) Includes options to purchase 42,500 shares held by Mr. Groom.

 (9) Includes options to purchase 281,095 shares held by Dr. Hanna.

(10) Includes 666,667 shares held by Zenyaku. Mr. Hashimoto, a director of the Company, disclaims beneficial ownership of such shares. Includes options to purchase 25,000 shares held by Mr. Hashimoto.

(11) Includes 34,303 shares beneficially owned by Asset Management Partners. Mr. Johnson, a director of the Company, is the General Partner of Asset Management Partners. Mr. Johnson disclaims beneficial ownership of such shares except to the extent of his pecuniary interest arising from his interest in Asset Management Partners. Includes options to purchase 25,000 shares held by Mr. Johnson.

(12) Includes options to purchase 18,500 shares held by Mr. Pangia.

(13) Includes options to purchase 415,719 shares held by Dr. Rastetter.

(14) Includes options to purchase 146,266 shares held by Mr. Rohn.

(15) Includes options to purchase 17,500 shares held by Mr. Ross.

(16) Includes options to purchase 32,500 shares held by Ms. Schenk.

(17) Includes Nonvoting Convertible Preferred Stock convertible into approximately 1,490,793 shares held by Genentech. Mr. Young, a director of the Company, disclaims beneficial ownership of the Nonvoting Convertible Stock held by Genentech.

(18) Includes options to purchase 1,699,280 shares and Nonvoting Convertible Preferred Stock convertible into 1,490,793 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is hereby incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a. (1) Consolidated Financial Statements:

                                                                                        PAGE
                                                                                        ----
       Consolidated Balance Sheets -- December 31, 1996 and 1997......................   *
       Consolidated Statements of Operations -- Years ended December 31, 1995, 1996
         and 1997.....................................................................   *
       Consolidated Statements of Stockholders' Equity -- Years ended December 31,
         1995, 1996 and 1997..........................................................   *
       Consolidated Statements of Cash Flows--Years ended December 31, 1995, 1996 and
         1997.........................................................................   *
       Notes to Consolidated Financial Statements.....................................   *
       Independent Auditors' Report...................................................   *

       * These items are in Item 8 to this Form 10-K.

   (2) Financial Statement Schedules:

       SCHEDULE NUMBER                                 DESCRIPTION
       ---------------     --------------------------------------------------------------------
              II           Valuation and qualifying accounts

            All other financial statements schedules are omitted because they are not required or are not applicable, or because the required information is included in the financial statements or notes thereto.

   (3) Exhibits:

         EXHIBIT
         NUMBER                                     DESCRIPTION
       -----------    -----------------------------------------------------------------------
       2.1(1)         Agreement and Plan of Merger dated as of April 5, 1997 between the
                      Registrant and IDEC California.
       3.1(1)         Amended and Restated Articles of Incorporation of the Registrant.
       3.2(1)         Bylaws of the Registrant.
       4.1            Reference is made to Exhibit 3.1.
       4.2            Reference is made to Exhibit 3.2.
       4.3(2)         1992 Amended and Restated Registration Rights Agreement of IDEC
                      California.
       4.4(1)         Specimen Common Stock Certificate of the Registrant.
       4.5            Reference is made to Exhibit 10.46
       4.6(7)         1995 Registration Rights Agreement of the Registrant.
       4.7(17)        Agreement Regarding Registration Rights and Related Obligations
                      pursuant to the ISDA Master Agreement between the Registrant and Swiss
                      Bank Corporation. London Branch.
       4.8(18)        Preferred Share Purchase Rights
       10.1(13)       1988 Stock Option Plan of the Registrant, as amended and restated
                      through May 22, 1997.
       10.2(13)       Form of Notice of Grant.
       10.3(13)       Form of Option Agreement.
       10.4(12)       Letter Agreement between the Registrant and Genentech, Inc., dated May
                      21, 1996
       10.5(2)        401(k) Plan of the Registrant.
       10.6(2)        Form of acceleration of vesting letter agreement between the Registrant and certain officers.

         EXHIBIT
         NUMBER                                     DESCRIPTION
       -----------    -----------------------------------------------------------------------
       10.7(2)+       License Agreement with Coulter Immunology, dated May 16, 1991.
       10.8(3)        Lease Agreement between the Registrant and Torrey Sorrento, Inc., dated
                      July 9, 1992.
       10.9(3)+       Collaborative Research and License Agreement between the Registrant and
                      SmithKline Beecham p.l.c., dated October 12, 1992.
       10.10(3)       Investment Agreement between the Registrant and S.R. One, Limited, dated October 16, 1992.
       10.11(13)      1995 Employee Stock Purchase Plan, as amended and restated through May
                      22, 1997.
       10.12(4)+      Collaborative Development Agreement between the Registrant and
                      Mitsubishi Chemical Corporation, dated November 11, 1993.
       10.13(4)       Employment Agreement between the Registrant and Dr. Antonio
                      Grillo-Lopez dated September 25, 1992.
       10.14(5)       1993 Non-Employee Directors Stock Option Plan.
       10.15(6)+      Collaborative Development Agreement between the Registrant and
                      Seikagaku Corporation dated December 27, 1994.
       10.16(6)+      License Agreement between the Registrant and Seikagaku Corporation dated December 27, 1994.
       10.17(6)+      Loan Agreement between the Registrant and Silicon Valley Bank and
                      Venture Lending & Leasing, Inc., dated December 28, 1994.
       10.18(6)+      $2,500,000 Promissory Note, dated December 28, 1994.
       10.19(6)+      $5,000,000 Promissory Note, dated December 28, 1994.
       10.20(6)       Security Agreement, dated December 28, 1994.
       10.21(6)+      Patent Collateral Assignment, dated December 28, 1994.
       10.22(6)+      Trademark Collateral Assignment, dated December 28, 1994.
       10.23(6)       Intercreditor Agreement, dated December 28, 1994.
       10.24(6)       Deed of Trust and Fixture Filing, dated December 28, 1994.
       10.25(6)       Three-Party Leasehold Agreement, dated September 30, 1994.
       10.26(6)       Warrants to Purchase Shares of Common Stock, dated December 30, 1994.
       10.27(6)       1994 Registration Rights Agreement.
       10.28(6)       Investment Agreement between the Registrant, SmithKline Beecham p.1.c.
                      and SmithKline Beecham Corporation, dated December 28, 1994.
       10.29(7)       Master Definitions Agreement between the Registrant and Genentech. Inc.
       10.30(7)+      Collaboration Agreement between the Registrant and Genentech. Inc., dated March 16, 1995.
       10.31(7)+      Expression Technology Agreement between the Registrant and Genentech.
                      Inc., dated March 16, 1995.
       10.32(7)       Preferred Stock Purchase Agreement between the Registrant and
                      Genentech. Inc., dated March 16, 1995.
       10.33(7)       Option Agreement between the Registrant and Genentech, Inc., dated
                      March 16, 1995.
       10.34(7)       Preferred and Common Stock Purchase Agreement between the Registrant and ML/MS Associates, L.P., dated March 16, 1995.

         EXHIBIT
         NUMBER                                     DESCRIPTION
       -----------    -----------------------------------------------------------------------
       10.35(9)*      Amendment Agreement between the Registrant and SmithKline Beecham
                      p.1.c., dated January 20, 1993.
       10.36(9)*      Modification of the Amendment Agreement between the Registrant and
                      SmithKline Beecham p.1.c., dated June 14, 1993.
       10.37(8)       Special Stock Issuance Plan.
       10.38(10)      $2,500,000 Promissory Note, dated August 11, 1995.
       10.39(10)      Warrants to purchase shares of common stock, dated August 9, 1995.
       10.40(15)+     Collaborative Development Agreement between the Registrant and Eisai
                      Co., Ltd. dated p.1.c., dated June 14, 1993.
       10.41(15)+     License Agreement between the Registrant and Eisai Co., Ltd. dated
                      December 11, 1995.
       10.42(15)+     License Agreement between the Registrant, Genentech, Inc. and Zenyaku
                      Kogyo Co., Ltd. dated p.1.c., dated June 14, 1993.
       10.43(15)+     Development Agreement between the Registrant, Genentech, Inc. and
                      Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
       10.44(15)+     Supply Agreement between the Registrant and Zenyaku Kogyo Co., Ltd.
                      dated November 30, 1995.
       10.45(15)+     Termination Agreement between the Registrant and Zenyaku Kogyo Co.,
                      Ltd. dated November 30, 1995.
       10.46(15)+     Amendment to the Development Agreement between the Registrant,
                      Genentech, Inc. and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
       10.47(15)      Amendment to Collaboration Agreement between the Registrant and
                      Genentech, Inc. dated November 30, 1995.
       10.48(11)+     License Agreement between the Registrant and Chugai Pharmaceutical Co.,
                      Ltd., dated March 31, 1996.
       10.49(14)      Lease Agreement between the Registrant and All Spectrum Services, Inc., dated August 13, 1996.
       10.50(1)       Form of Indemnification Agreement for Officers and Directors.
       10.51(16)+     9-AC Asset Transfer Agreement between the Registrant, Pharmacia &
                      Upjohn S.p.A. and Pharmacia & Upjohn Company, dated February 10, 1997.
       10.52(17)      ISDA Master Agreement between the Registrant and Swiss Bank
                      Corporation, London Branch, dated August 26, 1997, together with
                      Schedules thereto.
       10.53(17)+     Confirmation for Contract A entered into pursuant to the ISDA Master
                      Agreement between the Registrant and Swiss Bank Corporation, London
                      Branch.
       10.54(17)+     Confirmation for Contract B entered into pursuant to the ISDA Master
                      Agreement between the Registrant and Swiss Bank Corporation, London
                      Branch.
       22.1(2)        Subsidiary of the Company.
       23.0           Independent Auditors' Report on Schedule and Consent
       23.1           Financial Statement Schedule
       27.1           Financial Data Schedule

---------------

   * Confidential Treatment requested as to certain portions of this agreement.

  + Confidential Treatment has been granted with respect to portions of this agreement.

 (1) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-B filed on June 2, 1997.

 (2) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1, File No. 33-40756.

 (3) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

 (4) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1, File No. 33-76080.

 (5) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8, File No. 33-93794.

 (6) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

 (7) Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

 (8) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8, File No. 33-90738.

 (9) Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(10) Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(11) Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(12) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-K, dated May 21, 1996.

(13) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8, File No. 333-2969.

(14) Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(15) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

(16) Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(17) Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(18) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-A, dated August 1, 1997.

     b. No reports on Form 8-K were filed during the fourth quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IDEC PHARMACEUTICALS CORPORATION

Date: February 26, 1998                   By:   /s/ WILLIAM H. RASTETTER
                                            ------------------------------------
                                                William H. Rastetter, Ph.D.
                                               Chairman, President and Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    NAME                                  CAPACITY                    DATE
---------------------------------------------   ----------------------------   ------------------

          /s/ WILLIAM H. RASTETTER                Chairman, President and       February 26, 1998
---------------------------------------------     Chief Executive Officer
         William H. Rastetter, Ph.D.                (Principal Executive
                                                          Officer)
          /s/ PHILLIP M. SCHNEIDER                   Vice President and         February 26, 1998
---------------------------------------------     Chief Financial Officer
            Phillip M. Schneider                  (Principal Financial and
                                                    Accounting Officer)

           /s/ CHARLES C. EDWARDS                         Director              February 26, 1998
---------------------------------------------
          Charles C. Edwards, M.D.

            /s/ ALAN B. GLASSBERG                         Director              February 26, 1998
---------------------------------------------
           Alan B. Glassberg, M.D.

               /s/ JOHN GROOM                             Director              February 26, 1998
---------------------------------------------
                 John Groom

           /s/ KAZUHIRO HASHIMOTO                         Director              February 26, 1998
---------------------------------------------
             Kazuhiro Hashimoto

           /s/ FRANKLIN P. JOHNSON                        Director              February 26, 1998
---------------------------------------------
          Franklin P. Johnson, Jr.

            /s/ ROBERT W. PANGIA                          Director              February 26, 1998
---------------------------------------------
              Robert W. Pangia

              /s/ BRUCE R. ROSS                           Director              February 26, 1998
---------------------------------------------
                Bruce R. Ross

        /s/ THE HONORABLE LYNN SCHENK                     Director              February 26, 1998
---------------------------------------------
          The Honorable Lynn Schenk

            /s/ WILLIAM D. YOUNG                          Director              February 26, 1998
---------------------------------------------
              William D. Young