Form 10-K405/A
period 1997-12-31
IDEC PHARMACEUTICALS CORP / DE
filed 1998-03-03
CIK 875045

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------


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

                        IDEC PHARMACEUTICALS CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS


Risk Factors..........................................................  1

                                  PART I:

Item 1.   Business....................................................  11
Item 2.   Properties..................................................  30
Item 3.   Legal Proceedings...........................................  30
Item 4.   Submission of Matters to a Vote of Stockholders.............  30

                                 PART II:

Item 5.   Market for Registrant's Common Equity and Related
          Stockholders Matters........................................  31
Item 6.   Selected Financial Data.....................................  32
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................  33
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................  37
Item 8.   Consolidated Financial Statements and Supplementary Data....  38
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  55

                                 PART III:

Item 10.  Directors and Executive Officers of the Registrant..........  55
Item 11.  Executive Compensation......................................  58
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................  59
Item 13.  Certain Relationships and Related Transactions..............  60

                                 PART IV:

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................  61

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

OPERATING RESULTS SUBJECT TO SIGNIFICANT FLUCTUATIONS


     The Company's quarterly revenues, expenses and operating results are likely to vary significantly in the future due to a variety of factors such as demand for the Company's products, the Company's achievement of certain product development milestone events, hospital and pharmacy buying decisions, physician acceptance rates, changes in government or private reimbursement policies, manufacturing constraints, the ability of the Company to obtain approvals of additional products for commercial sale on a timely basis, changes in the Company's level of operating expenses, the Company's ability to attract and retain qualified personnel, changes in the Company's sales incentive plans or co-promotion agreements, foreign currency exchange rates and overall economic conditions. Furthermore, because the Company is commercializing Rituxan through a co-promotion, profit-sharing agreement with Genentech, the Company's ability to report revenues from the commercialization of Rituxan will be dependent upon the timeliness of Genentech's reporting of Rituxan sales. There can be no assurance that Genentech will report on a timely basis. Because the Company's expense levels are based to a significant extent on the Company's expectations of future revenues and therefore will vary only slightly in the short term, if revenues fall below expectations, operating results are likely to be adversely and disproportionately affected.

RELIANCE ON THIRD-PARTY DEVELOPMENT AND MARKETING EFFORTS


     The Company has adopted a research, development and product commercialization strategy that is dependent upon various arrangements with strategic partners and others. The success of the Company's products is substantially dependent upon the success of these outside parties in performing their obligations, which include, but are not limited to, providing funding and performing research and development with respect to the Company's products. The Company's strategic partners may also develop products that may compete with the Company. Although IDEC Pharmaceuticals believes that its partners have an economic incentive to succeed in performing their contractual obligations, the amount and timing of resources that they devote to these activities is not within the control of the Company. There can be no assurance that these parties will perform their obligations as expected or that any revenue will be derived from such arrangements. The Company has entered into collaborative agreements with Genentech, Zenyaku, SmithKline Beecham, Mitsubishi Chemical Corporation ("Mitsubishi"), Seikagaku Corporation ("Seikagaku")and Eisai, Co., Ltd. ("Eisai"). These agreements generally may be terminated at any time by the strategic partner, typically on short notice to the Company. If one or more of these partners elect to terminate their relationship with the Company, or if the Company or its partners fail to achieve certain product development milestone events, it could have a material adverse effect on the Company's ability to fund the related programs and to develop any products that may have resulted from such collaborations. There can be no assurance that these collaborations will be successful. In addition, some of the Company's current partners have certain rights to control the planning and execution of product development and clinical programs, and there can be no assurance that such partners' rights to control aspects of such programs will not impede the Company's ability to conduct such programs in accordance with the schedules currently contemplated by the Company for such programs and will not otherwise impact the Company's strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Strategic Alliances."


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

UNCERTAINTIES ASSOCIATED WITH CLINICAL TRIALS


     IDEC Pharmaceuticals has conducted and plans to continue to undertake extensive and costly clinical testing to assess the safety and efficacy of its potential products. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the nature of the Company's clinical trial protocols, existence of competing protocols, size of the patient population, proximity of patients to clinical sites and eligibility criteria for the study. Delays in patient enrollment will result in increased expenses and delays, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company cannot assure that patients enrolled in the Company's clinical trials will respond to the Company's product candidates. Setbacks are to be expected in conducting human clinical trials. Failure to comply with the FDA regulations applicable to such testing can result in delay, suspension or cancellation of such testing, and/or refusal by the FDA to accept the results of such testing. In addition, the FDA may suspend clinical trials at any time if it concludes that the subjects or patients participating in such trials are being exposed to unacceptable risks. Thus, there can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's potential products. Further, there can be no assurance that human clinical testing will show any current or future product candidate to be safe and effective or that data derived therefrom will be suitable for submission to the FDA or will support the Company's submission of a BLA or NDA. See "Business -- Government Regulation."


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

EFFECT OF ANTI-TAKEOVER PROVISIONS


     The Company has taken a number of actions that could have the effect of discouraging a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. The Company has adopted a Stockholder Rights Plan that would cause substantial dilution to a person who attempts to acquire the Company on terms not approved by the Company's Board of Directors. The Stockholder Rights Plan may therefore have the effect of delaying or preventing any change in control and deterring any prospective acquisition of the Company. In addition, the Company's Certificate of Incorporation grants the Board of Directors the authority to issue up to 8,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of Preferred Stock that may be issued in the future. While the Company has no present intention to issue shares of Preferred Stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult or less attractive for a third party to acquire a majority of the outstanding voting stock of the Company. Such Preferred Stock may also have other rights, including economic rights senior to the Common Stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the Common Stock. Furthermore, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law ("Section 203"), which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person first becomes an "interested stockholder," unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company.

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


     The Company's Year 2000 Program has already identified several manufacturing software systems that are not yet Year 2000 compliant. The Company expects to complete its audit by the end of February 1998 and intends to complete its third-party confirmations and begin its remedial phase by the end of the third quarter in 1998. While the Company has begun evaluating potential strategies for resolving Year 2000 problems, the dollar amount that the Company will spend to remediate its Year 2000 issues remains uncertain, and management has not yet assessed the Year 2000 compliance expenses and related potential effect on the Company's operations. The Company expects to incur internal personnel expenses as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to prepare the Company's systems for the year 2000.



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

     AUTOIMMUNE AND INFLAMMATORY DISEASES


     Rheumatoid arthritis, systemic lupus erythematosus ("SLE"), psoriasis, inflammatory bowel disease ("IBD") and multiple sclerosis ("MS") are autoimmune and inflammatory diseases that require ongoing therapy and afflict more than 6,000,000 patients in the United States. Of these, approximately 2,000,000 people are afflicted with rheumatoid arthritis. Autoimmune disease occurs when the patient's immune system goes awry, initiating a cascade of events which results in an attack by the patient's immune system against otherwise healthy tissue and often includes inflammation of the involved tissue. In rheumatoid arthritis, the disease attacks the synovial lining of the patient's joints, usually resulting in the destruction of the joints of the hands, hips and knees. The patient's condition evolves from constantly painful joints to the disability of deformed, misaligned joints. Autoimmune diseases such as rheumatoid arthritis are typically treated with products such as steroids and nonsteroidal, anti-inflammatory agents and with other therapies, all of which are limited for several reasons, including their lack of specificity and ineffectiveness when used chronically. Furthermore, steroids suppress the immune system and make the patient susceptible to infections while nonsteroidal, anti-inflammatory agents have been implicated in the formation of gastro-intestinal ulcerations.


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

IDEC PHARMACEUTICALS' TECHNOLOGY

     IDEC Pharmaceuticals is developing products for the management of immune system cancers, solid tumors and autoimmune and inflammatory diseases. The Company's antibody products bind to specific subsets of human immune system cells, or to soluble mediators of immune cell activity, and act to deplete or to alter the activity of these cells. The products are administered intravenously and target cells or soluble mediators located in easily accessible compartments of the body, specifically the blood, the lymphatic fluid and the synovial fluid. For treatment of non-Hodgkin's B-cell lymphomas, the Company's products target a cell surface marker known as CD20 which is present only on B cells but not on B-cell precursors. These products act to reduce total B-cell levels, including both malignant and normal B cells. The depletion of normal B cells observed in clinical experience to date has been only temporary, with regeneration occurring within months. The Company believes that its recently launched product, Rituxan, and the successful development of radioimmunotherapeutic agents, such as IDEC-Y2B8, may provide therapeutic alternatives to complement and, in some cases, replace chemotherapeutic agents in the treatment of B-cell non-Hodgkin's lymphomas.


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


     The Company has developed a proprietary PRIMATIZED(R) antibody technology designed to avoid HAMA responses and other immunogenicity problems by developing monoclonal antibodies from primate rather than mouse B cells. These antibodies are characterized by their strong similarity to human antibodies and by the absence of mouse components. In March 1996, the Company received a Notice of Allowance for a U.S. patent application claiming the Company's PRIMATIZED antibodies. Underlying this proprietary technology is the Company's discovery that macaque monkeys produce antibodies that are structurally indistinguishable from human antibodies in their variable (antigen-binding) regions. Further, the Company found that the macaque monkey can be immunized to make antibodies that react with human, but not with macaque, antigens. Genetic engineering techniques are then used to isolate the portions of the macaque antibody gene that encode the variable region from a macaque B cell. This genetic material is combined with constant region genetic material from a human B cell and inserted into a host cell line which then expresses the desired antibody specific to the given antigen. The result is a part human, part macaque PRIMATIZED antibody which appears structurally to be so similar to human antibodies that it may be accepted by the patient's immune system as "self." This development allows the possibility of therapeutic intervention in chronic diseases or other conditions that are not amenable to treatment with antibodies containing mouse components.


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

                                  INDICATION                 STATUS(1)                    DEVELOPMENT/MARKETING
                                  -------------------------  -------------------------    -------------------------
IMMUNE SYSTEM CANCER PRODUCTS:
Rituxan.......................    Certain B-cell non-        U.S.: Approved               Genentech (U.S.
                                  Hodgkin's lymphomas                                     co-promotion)
                                                             European Union: MAA          Hoffmann-LaRoche
                                                             pending
                                                             Switzerland: Approved        Hoffmann-LaRoche
                                                             Japan: Phase II              Zenyaku
IDEC-Y2B8.....................    Certain B-cell non-        Phase III                    Hoffmann-LaRoche (option
                                  Hodgkin's lymphomas                                     to commercialize outside
                                  (radioimmunotherapy)                                    the U.S.)
IDEC-In2B8....................    Certain B-cell non-        Phase III                    Hoffmann-LaRoche (option
                                  Hodgkin's lymphomas                                     to commercialize outside
                                  (tumor imaging and                                      the U.S.)
                                  dosimetry)
9-AC..........................    Solid tumors               Phase I/II                   No current partner
AUTOIMMUNE AND INFLAMMATORY PRODUCTS:
PRIMATIZED IDEC-151...........    Rheumatoid arthritis       Phase II portion of Phase I/II SmithKline Beecham
                                                                                          (worldwide)
PRIMATIZED IDEC-CE9.1.........    Rheumatoid arthritis       Phase III - On Clinical      SmithKline Beecham
                                                             Hold                         (worldwide)
PRIMATIZED IDEC-CE9.1.........    Asthma                     Phase I - On Clinical        SmithKline Beecham
                                                             Hold                         (worldwide)
Humanized Anti-gp39               Various autoimmune         Phase I                      Eisai (Europe and Asia)
  (IDEC-131)..................    diseases, initially SLE
PRIMATIZED Anti-gp39..........    Various autoimmune         Lead compound selected       Eisai (Europe and Asia)
                                  diseases
PRIMATIZED Anti-B7............    Various autoimmune         Preclinical development      Mitsubishi (Asia)
                                  diseases, initially
                                  psoriasis
PRIMATIZED Anti-CD23..........    Various allergic           Lead compound selected       Seikagaku (Europe and
                                  conditions, initially                                   Asia)
                                  allergic asthma
Humanized and PRIMATIZED
  Anti-MIF....................    Various Inflammatory       Discovery                    No current partner
                                  conditions
OTHER PRODUCTS:
PROVAX (antigen                   Cancer therapeutic         Phase I(2)                   No current partner
    formulation)..............    vaccines

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


     Rituxan is the first monoclonal antibody approved by the FDA for a cancer therapy indication. Rituxan is unique in the treatment of non-Hodgkin's lymphoma due to its specificity for the antigen CD20, which is expressed only on normal and malignant B cells, but not on other tissues of the body, and mechanism of action as compared to conventional lymphoma therapies. These properties of Rituxan contribute to the agent's favorable side effect profile as compared to chemotherapy and allows its use in clinical settings where chemotherapy is either poorly tolerated or ineffective in inducing disease remissions. Rituxan is easily administered in the outpatient setting by personnel trained in the use of chemotherapies. A full course of Rituxan therapy consists of four intravenous infusions given on days 1, 8, 15 and 22, whereas chemotherapy is given typically in repeating cycles for up to four to eight months.



     Rituxan is indicated for single agent use in relapsed or refractory, low grade or follicular, CD20 positive, B-cell non-Hodgkin's lymphomas, which comprise about half of the prevalence of the disease in the United States. Ongoing or completed Phase II studies suggest that Rituxan may also be useful in combination with chemotherapy in low grade or follicular lymphomas, and as a single agent, or in combination with various chemotherapies, in the treatment of other forms of non-Hodgkin's lymphoma. In Phase III clinical trials, Rituxan given as a single agent to patients with relapsed or refractory, low grade or follicular, CD20 positive, B-cell non-Hodgkin's lymphoma, demonstrated tumor shrinkage in 87% of patients. Fifty percent of evaluable patients (76 of 151 patients) achieved partial or complete responses to therapy, i.e., achieved tumor shrinkage of greater than 50%. The median time to progression (time to tumor regrowth following treatment) in these 76 responders had not been reached at 12.5 months following initiation of therapy, despite the short duration (22 days) of the full course of therapy. Rituxan has been well tolerated in clinical studies with side effects being primarily mild to moderate flu-like symptoms that generally are limited to the period of infusion. As compared to chemotherapy, Rituxan does not harm the bone marrow and therefore does not cause the myelosuppression that is a source of much of chemotherapy-associated morbidity and mortality. Also, Rituxan has been shown to induce meaningful remissions of disease in poor prognosis patients such as the elderly, patients failing autologous bone marrow transplants and/or anthracycline containing therapies, and patients who have become refractory to chemotherapy.



     In 1996, the Company and Genentech completed a Phase III trial of Rituxan at over 30 clinical sites including leading cancer centers in the United States and Canada. In this Phase III open label, single arm testing of Rituxan as a single agent therapeutic, each of the patients participating in the study received four infusions of the antibody on an outpatient basis during a 22-day period. Of the 166 patients entered into the study, 161 completed all four courses of therapy. Of the 166 patients entered into the study, 151 patients were evaluable for response rate analysis. The 15 patients not considered evaluable, due to lack of therapy completion or protocol violations, are included in the overall response rate as non-responders. Of 166 patients entered, 80 responded (showed at least 50% reduction in tumor size) to treatment with Rituxan, for an overall response rate of 48%. Ten of these responses were complete responses (6%) and 70 were partial responses (42%). As of the most recent analysis, of the responding patients, 47% were still in remission at over 12.5 months' median follow-up, with the longest ongoing duration of response at 22.8 months.

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

               [CHART DETAILING PERCENTAGE CHANGE IN TUMOR SIZE]

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


     The completion of the Phase III clinical trial supported the submission to the FDA in February 1997, by the Company and Genentech, of BLAs for Rituxan as a single agent therapy for the treatment of relapsed or refractory, low grade or follicular, CD20 positive, B-cell non-Hodgkin's lymphoma. Hoffmann-LaRoche also submitted a MAA with the EMEA for marketing Rituxan (under the trade name MabThera) in Europe. On November 26, 1997, IDEC Pharmaceuticals received approval from the FDA to begin marketing Rituxan in the United States. On November 28, 1997, Hoffmann-LaRoche received approval to begin marketing MabThera in Switzerland. Approval to begin marketing in the 15 European Union countries is not anticipated until mid-1998, at the earliest.


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


     Also, the Company and Genentech have committed to providing drug to a small group of trials to be undertaken by National Cancer Institute ("NCI") funded cooperative study groups. At least two of these trials will be large Phase III studies designed to explore the utility of Rituxan in combination with standard chemotherapy regimens. No assurance can be given that such trials will be successful or that any of them will lead to a broadening of the usage of Rituxan.


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


     9-Aminocamptothecin. In July 1997, IDEC Pharmaceuticals completed its acquisition of worldwide rights to 9-AC from Pharmacia. This drug was acquired as part of a consent decree issued by the Federal Trade Commission ("FTC") regarding the merger of Pharmacia AB with The Upjohn Company. IDEC Pharmaceuticals now holds exclusive rights to all licenses and technology related to 9-AC and is proceeding with clinical development of the compound. In preclinical and Phase I/II clinical studies conducted by Pharmacia and the NCI, 9-AC has shown broad-spectrum activity against a variety of solid tumors. A semi-synthetic analogue of the plant-derived molecule camptothecin, 9-AC belongs to a class of drugs known as camptothecins that interferes with DNA replication by inhibiting a critical nuclear enzyme, topoisomerase I. During 1996, two compounds from the camptothecin class were approved for marketing by the FDA:
Hycamptin(R) (SmithKline Beecham) for the treatment of ovarian cancer and Camptosar(R) (Pharmacia) for the treatment of colorectal cancer. In October 1997, the Company announced that it had begun treating patients as part of a Phase I/II clinical trial of 9-AC. The trial is aimed at verifying the maximum tolerated dose of 9-AC, determined by other investigators in earlier trials, and at seeking an initial indication to pursue for marketing approval. The investigational study population includes patients with any one of eight solid tumor types: non-small cell lung, colorectal, pancreatic, gastric, bladder, prostate, head and neck, or kidney. The initial protocol of the Phase I/II study, being managed at the University of Alabama, is an escalating dose safety study of 9-AC in nine patients. Once the maximum tolerated dose is confirmed, the Company expects that patients, up to a total of 14 individuals in each of the targeted tumor types, will be enrolled in Phase IIA of the study. The Company intends to involve additional centers in the Phase II portion of the trial. If the investigators see at least one response in any tumor type, additional patients with that cancer will be studied in Phase IIB of the trial to determine an estimate of the response rate for that disease. Once the investigators identify a meaningful response rate for one or more tumor types, the Company intends to choose one of those indications to take into a registration or pivotal study.


     AUTOIMMUNE AND INFLAMMATORY PRODUCTS


     IDEC Pharmaceuticals is developing a new class of antibodies, termed PRIMATIZED antibodies, that are of part human, part macaque monkey, origin. These antibodies are structurally similar to, and potentially indistinguishable by a patient's immune system from, human antibodies. PRIMATIZED antibodies may provide therapeutic intervention for diseases or conditions not amenable to chronic treatment with mouse-derived antibodies. The Company's objective with its PRIMATIZED antibodies is to provide therapies that can be used to control autoimmune diseases characterized by overactive immune functions. The Company has entered into research and development collaborations with SmithKline Beecham, Mitsubishi, Seikagaku and Eisai, all of which utilize the Company's PRIMATIZED technology and which target distinct, cell surface determinants or soluble mediators. See "-- Strategic Alliances."


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

     Humanized and PRIMATIZED Anti-MIF. MIF (macrophage migration inhibitory factor) is the body's natural counter-regulatory cytokine which serves to override the anti-inflammatory activities of natural and administered steroids. Inhibition of MIF may represent a novel approach to the management of a variety of acute and chronic inflammatory diseases, including steroid-resistant rheumatoid arthritis and asthma. In September 1997, IDEC Pharmaceuticals licensed from Cytokine Networks, Inc. ("CNI"), a privately-held biopharmaceutical company, development rights to CNI's anti-MIF antibody technology. Under the terms of the licensing and development agreement, the Company became the exclusive licensee of CNI's rights to the anti-MIF antibody technology for therapeutic and diagnostic applications. In return for these rights, the Company made a $3.0 million preferred equity investment in CNI, which will also receive product development milestone payments and royalties on the sales by the Company of approved products resulting from the collaboration.


STRATEGIC ALLIANCES


     The Company has entered into one or more strategic partnering arrangements for each of its principal product development programs. Through these strategic partners, the Company is funding a significant portion of its product development costs and is capitalizing on the production, development, regulatory, marketing and sales capabilities of its partners. Unless otherwise indicated, the amounts shown below as potential payments include license fees, product development milestone payments, research and development fees and, with respect to Genentech, SmithKline Beecham and Zenyaku, equity investments, but do not include potential royalties. The Company's entitlement to such payments depends on achieving milestones related to development, clinical trials results and regulatory approvals and other factors. These arrangements include:



     Genentech, Inc. In March 1995, the Company and Genentech entered into a collaborative agreement for the clinical development and commercialization of the Company's anti-CD20 monoclonal antibody, Rituxan, for the treatment of B-cell non-Hodgkin's lymphomas. In November 1995, the Company, Zenyaku and Genentech entered into a joint development, supply and license agreement pursuant to which Zenyaku received exclusive rights to develop, market and sell Rituxan in Japan and the Company will receive royalties on sales of Rituxan in Japan. Concurrent with the collaborative agreement, the Company and Genentech also entered into an expression technology license agreement for a proprietary gene expression technology developed by the Company and a preferred stock purchase agreement providing for certain equity investments in the Company by Genentech. Under the terms of the Genentech agreements, the Company may receive payments totaling $58.5 million, subject to the attainment of certain product development milestone events, of which $48.5 million has been recognized through December 31, 1997. In addition, the Company and Genentech are co-promoting Rituxan in the United States. Genentech retained commercialization rights throughout the rest of the world, except in Japan. Genentech has granted Hoffmann-LaRoche marketing rights outside of the United States, and Hoffmann-LaRoche has elected to market Rituximab under the trade name Mabthera. The Company and Hoffmann-LaRoche are currently discussing an arrangement for commercialization of Rituxan in Canada, but no assurance can be given that an arrangement will be found which will be satisfactory to the Company, Hoffmann-LaRoche and Genentech, which previously held co-promotion rights to Canada along with IDEC Pharmaceuticals. The Company will receive royalties on sales outside the United States and Canada. The collaborative agreement between the Company and Genentech provides two independent mechanisms by which either party may purchase or sell its rights in the co-promotion territory from/to the other party. Upon the occurrence of certain events that constitute a change of control of the Company, Genentech may elect to present an offer to the Company to purchase the Company's co-promotion rights. The Company must then accept Genentech's offer or purchase Genentech's co-promotion rights for an amount scaled (using the profit sharing ratio between the parties) to Genentech's offer. Under a second mechanism, after a specified period of commercial sales and (i) upon a certain number of years of declining co-promotion profits or (ii) if Genentech files for U.S. regulatory approval on a competitive product during a limited period of time, either party may offer to purchase the other party's co-promotion rights. The offeree may either accept the offer price or purchase the offeror's co-promotion rights at the offer price scaled to the offeror's share of co-promotion profits.


     SmithKline Beecham, p.1.c. In October 1992, the Company and SmithKline Beecham entered into an exclusive worldwide collaborative research and license agreement limited to the development and commercialization of therapeutic products based on the Company's PRIMATIZED anti-CD4 antibodies. Under the terms of this agreement, the Company may receive payments in excess of $60.0 million, subject to the attainment of certain product development milestone events, of which $32.6 million has been recognized through December 31, 1997. The Company will receive funding for anti-CD4 related research and development programs, as well as royalties and a share of co-promotion profits in the United States and Canada on sales of products which may be commercialized as a result of the collaboration. At any time, SmithKline Beecham may terminate this agreement by giving the Company thirty days' written notice based on a reasonable determination that the products do not justify continued development or marketing. In connection with the collaboration, SmithKline Beecham purchased shares of the Company's Common Stock and warrants exercisable into Common Stock.



     Mitsubishi Chemical Corporation. In November 1993, the Company entered into a three-year collaborative agreement and an ongoing license agreement with Mitsubishi for the development of a PRIMATIZED anti-B7 antibody. Under the terms of the agreement, the Company may receive payments totaling $12.2 million to fund research of the PRIMATIZED anti-B7 antibody, subject to the attainment of certain product development milestone events, of which $7.2 million has been recognized through December 31, 1997. Under the agreement, the Company has granted Mitsubishi an exclusive license in Asia to make, use and sell PRIMATIZED anti-B7 antibody products. The Company will receive royalties on sales by Mitsubishi of the developed products. At any time, Mitsubishi may terminate this agreement by giving the Company thirty days' written notice based on a reasonable determination that the products do not justify continued development or marketing or based on failure to reach milestones.



     Seikagaku Corporation. In December 1994, the Company and Seikagaku entered into a collaborative development agreement and a license agreement aimed at the development and commercialization of therapeutic products based on the Company's PRIMATIZED anti-CD23 antibodies. Under the terms of these agreements, Seikagaku may provide up to $26.0 million in milestone payments and support for research and development, subject to the attainment of certain product development milestone events, of which $14.5 million has been recognized through December 31, 1997. Under the agreement, Seikagaku has received exclusive rights in Europe and Asia to all products emerging from the collaboration. The Company will receive royalties on eventual product sales by Seikagaku. At any time, Seikagaku may terminate this agreement by giving the Company sixty days' written notice based on a reasonable determination that the products do not justify continued development or marketing.



     Eisai Co., Ltd. In December 1995, the Company and Eisai entered into a collaborative development agreement and a license agreement aimed at the development and commercialization of humanized and PRIMATIZED anti-gp39 antibodies. Under the terms of these agreements, Eisai may provide up to $37.5 million in milestone payments and support for research and development, subject to the attainment of certain product development milestone events and satisfaction of other criteria to be agreed upon between the parties, of which $15.6 million has been recognized through December 31, 1997. Eisai will receive exclusive rights in Asia and Europe to develop and market resulting products emerging from the collaboration, with the Company receiving royalties on eventual product sales by Eisai. At any time, Eisai may terminate this agreement by giving the Company 60 days' written notice based on a reasonable determination that the products do not justify continued development or marketing.


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


     Because the Company's cell culture capacity is committed to the manufacture of Rituxan for two years, it will not have the cell culture capacity to manufacture commercial material for the Company's IDEC-Y2B8 and In2B8 products during such period. The Company is currently accepting proposals for a qualified commercial contractor to meet the long term manufacturing demands for IDEC-Y2B8 and In2B8. In addition, as the Company does not have expertise or facilities for small molecule chemical manufacturing, the Company will need to establish a long term manufacturing arrangement for 9-AC with an appropriate contract manufacturer. The Company's 9-AC clinical materials requirements will be met over the next two years by Pharmacia, as part of the product in-license agreement. Additionally, as the Company does not have fill/finish expertise, the Company will be dependent on outside contractors to meet its current and future requirements for fill/finish. See "Risk Factors -- Limited Manufacturing Experience."


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


     Preclinical tests include laboratory evaluation of the product, as well as animal studies to assess the potential safety and efficacy of the product. The results of the preclinical tests, together with manufacturing information and analytical data, are submitted to the FDA as part of an IND, which must become effective before human clinical trials may be commenced. The IND will automatically become effective thirty days after receipt by the FDA, unless the FDA before that time raises concerns or questions about the conduct of the trials as outlined in the IND. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed. There can be no assurance that submission of an IND will result in FDA authorization to commence clinical trials.


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

                                                        COMMON STOCK PRICE
                                                        -------------------
                                                         HIGH         LOW
                                                        -------      ------
Year ended December 31, 1997
  First Quarter.....................................      $30 3/4     $19 7/8
  Second Quarter....................................       27 1/8      15 3/4
  Third Quarter.....................................       42 7/16     23 3/8
  Fourth Quarter....................................       46 1/4      30 3/4
Year ended December 31, 1996
  First Quarter.....................................      $23 1/8     $15 7/8
  Second Quarter....................................       32 5/8      21
  Third Quarter.....................................       27 3/8      13 7/8
  Fourth Quarter....................................       26 3/8      18 1/8

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

                                                             YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------------
                                                  1993       1994       1995      1996       1997
                                                --------   --------   --------   -------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Revenues from unconsolidated joint
     business.................................  $     --   $     --   $     --   $    --   $  9,266
  Contract revenues...........................     4,329      5,143     12,136    15,759     11,840
  License fees................................     8,385      2,300     11,500    14,250     23,500
                                                --------   --------   --------   -------   --------
          Total revenues......................    12,714      7,443     23,636    30,009     44,606
Operating expenses:
  Manufacturing costs.........................        --         --         --        --     18,875
  Research and development....................    18,723     21,191     22,488    28,147     32,407
  Selling, general and administrative.........     4,262      4,768      6,112     7,298     11,320
  Acquired technology rights..................        --         --     11,437        --         --
                                                --------   --------   --------   -------   --------
          Total operating expenses............    22,985     25,959     40,037    35,445     62,602
                                                --------   --------   --------   -------   --------
Loss from operations..........................   (10,271)   (18,516)   (16,401)   (5,436)   (17,996)
Interest income (expense), net................     1,174        485       (891)      481      2,572
Other income (expense)........................       215         --         --        --       (114)
Convertible preferred stock dividends.........        --         --         --      (696)        --
                                                --------   --------   --------   -------   --------
Net loss applicable to common stock...........  $ (8,882)  $(18,031)  $(17,292)  $(5,651)  $(15,538)
                                                ========   ========   ========   =======   ========
Net loss per share............................  $   (.96)  $  (1.65)  $  (1.18)  $  (.34)  $   (.83)
Shares used in computing net loss per
  common share................................     9,265     10,931     14,650    16,573     18,739

                                                                    DECEMBER 31,
                                                  -------------------------------------------------
                                                   1993      1994      1995       1996       1997
                                                  -------   -------   -------   --------   --------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED BALANCE SHEET DATA:
Cash, cash equivalents and securities
  available-for-sale............................  $26,503   $20,601   $24,010   $ 78,727   $ 69,657
Total assets....................................   50,728    45,494    47,626    113,029    106,013
Notes payable...................................    4,697    11,062     9,846      8,845      7,794
Total stockholders' equity......................   35,674    27,896    31,169     92,614     80,679

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto of IDEC Pharmaceuticals appearing elsewhere in this Form 10-K.


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


     Revenues from unconsolidated joint business consists of the Company's share of the pretax operating results generated from its joint business arrangement with Genentech, revenue from bulk Rituxan sales to Genentech and reimbursement from Genentech of the Company's sales force and development expenses. Revenues also include royalty income from Hoffmann-LaRoche and Zenyaku on sales of Rituxan outside the United States. Under the joint business arrangement, all U.S. sales of Rituxan and associated expenses will be recognized by Genentech with the Company recording its share of the pretax operating results on a quarterly basis, as defined in the Company's collaborative agreement with Genentech. "Pretax operating results" under the joint business arrangement are derived by taking the net U.S. sales of Rituxan to third-party customers less costs of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses by the Company and Genentech.


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


     Contract Revenues. Contract revenues totaled $11.8 million in 1997 compared to $15.8 million in 1996. The decrease in contract revenues in 1997 was primarily due to the completion of funding in 1996 under the Company's collaborative development agreement with Mitsubishi.


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


     Research and Development. Research and development expenses totaled $28.1 million in 1996 compared to $22.5 million in 1995. The increase in research and development expenses in 1996 was primarily due to a $1.3 million expense for access to certain patent rights related to Rituxan, increased personnel expenses related to the completion of the Phase III trial, preparation of the Biologics License Application and the preparation for building of Rituxan commercial inventory.



     Selling, General and Administrative. Selling, general and administrative expenses totaled $7.3 million in 1996 compared to $6.1 million in 1995. Selling, general and administrative expenses increased in 1996 due to higher personnel expenses to support expanded manufacturing operations, completion of the Phase III trial and preparation of the Biologics License Applications for Rituxan.


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


     The Company's working capital and capital requirements will depend upon numerous factors, including: the progress of the Company's preclinical and clinical testing; fluctuating or increasing manufacturing requirements, research and development programs; timing and expense of obtaining regulatory approvals; levels of resources that the Company devotes to the development of manufacturing, sales and marketing capabilities; technological advances; status of competitors; and the ability of the Company to establish collaborative arrangements with other organizations.


     Until required for operations, the Company's policy under established guidelines is to keep its cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, United States government instruments and other readily marketable debt instruments, all of which are investment-grade quality.


     At December 31, 1997, the Company had $69.7 million in cash, cash equivalents and securities available-for-sale compared to cash, cash equivalents and securities available-for-sale of $78.7 million at December 31, 1996. Sources of cash, cash equivalents and securities available-for-sale during 1997 include $3.5 million from the issuance of common stock under employee stock option and employee stock purchase plans and $3.0 million from funding under a loan to finance equipment purchases. Uses of cash, cash equivalents and securities available-for-sale during 1997 include $2.8 million used in operations, $5.9 million used to purchase capital equipment, a $3.0 million preferred equity investment in CNI and $4.1 million used to pay notes payable.


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

     Under the terms of the 9-AC asset transfer agreement, the Company may make payments to Pharmacia totaling up to $16.0 million, subject to the attainment of certain product development milestone events. No royalties are payable to Pharmacia on sales by the Company of any commercialized products emerging from the agreement. The Company anticipates achieving a product development milestone event in 1999 that would result in the Company making a $6.0 million payment to Pharmacia.


     In August 1995, the Company completed receipt of funding under a $10.0 million lease financing agreement to finance both equipment and facility improvements. Terms of the financing agreement require final principal payments of $1.1 million and $.4 million in July 1998 and January 1999, respectively.

NEW ACCOUNTING STANDARDS


     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purposes financial statements. Statement No. 130 shall be effective for fiscal years beginning after December 15, 1997 and requires reclassification of earlier periods presented. The Company does not believe the adoption of Statement No. 130 will have a significant impact on the Company's results of operations or financial position for the year ending December 31, 1998.



     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"), effective for fiscal years beginning after December 15, 1997. Statement No. 131 establishes standards for reporting information about operating segments in annual financial statements and selected information about operating segments in interim financial reports issued to stockholders. The Company does not believe the adoption of Statement No. 131 will have a significant impact on the Company's consolidated financial statement disclosures.


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


     Management has initiated its Year 2000 Program, which has already identified several manufacturing software systems that are not yet Year 2000 compliant. The Company expects to complete its audit by the end of February and intends to complete its third-party confirmations and begin its remedial phase by the end of the third quarter of 1998. While the Company has begun evaluating potential strategies for resolving Year 2000 problems, the dollar amount that the Company will spend to remediate its Year 2000 issues remains uncertain, and management has not yet assessed the Year 2000 compliance expenses and related potential effect on the Company's operations. The Company expects to incur internal personnel expenses as well as consulting and other expenses related to the infrastructure and facilities enhancements necessary to prepare the Company's systems for the year 2000.


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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1996       1997
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 25,337   $ 34,847
  Securities available-for-sale.............................    53,390     34,810
  Contract revenue receivables, net.........................     3,635      3,971
  Due from related party, net...............................       732          -
  Inventories...............................................     4,384      4,134
  Prepaid expenses and other current assets.................     3,337      1,431
                                                              --------   --------
     Total current assets...................................    90,815     79,193
Property and equipment, net.................................    21,453     23,449
Investment and other assets.................................       761      3,371
                                                              --------   --------
                                                              $113,029   $106,013
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable..........................  $  3,830   $  3,908
  Accounts payable..........................................     3,106      1,626
  Accrued expenses..........................................     5,951      6,382
  Due to related party, net.................................         -        870
  Deferred revenue..........................................         -      6,646
                                                              --------   --------
     Total current liabilities..............................    12,887     19,432
                                                              --------   --------
Notes payable, less current portion.........................     5,015      3,886
Deferred rent...............................................     1,513      2,016
Due to related party, noncurrent............................     1,000          -
Commitments
Stockholders' equity:
  Convertible preferred stock, $.001 par value, 8,000 shares authorized; 330 shares and 245 shares issued and
     outstanding at December 31, 1996 and 1997,
     respectively; $26,938 and $19,225 liquidation value at
     December 31, 1996 and 1997, respectively...............         -          -
  Common stock, $.001 par value, 50,000 shares authorized;
     18,059 shares and 19,356 shares issued and outstanding
     at December 31, 1996 and 1997, respectively............        18         19
  Additional paid-in capital................................   176,448    179,956
  Unrealized gains (losses) on securities
     available-for-sale.....................................       (37)        57
  Accumulated deficit.......................................   (83,815)   (99,353)
                                                              --------   --------
     Total stockholders' equity.............................    92,614     80,679
                                                              --------   --------
                                                              $113,029   $106,013
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1995       1996        1997
                                                              --------    -------    --------
Revenues:
  Revenues from unconsolidated joint business...............  $     --    $    --    $  9,266
  Contract revenues.........................................    12,136     15,759      11,840
  License fees..............................................    11,500     14,250      23,500
                                                              --------    -------    --------
          Total revenues (including related party revenues
            of $5,500 and $27,373 in 1996 and 1997,
            respectively)...................................    23,636     30,009      44,606
Operating expenses:
  Manufacturing costs.......................................        --         --      18,875
  Research and development..................................    22,488     28,147      32,407
  Selling, general and administrative.......................     6,112      7,298      11,320
  Acquired technology rights................................    11,437         --          --
                                                              --------    -------    --------
          Total operating expenses..........................    40,037     35,445      62,602
                                                              --------    -------    --------
Loss from operations........................................   (16,401)    (5,436)    (17,996)
                                                              --------    -------    --------
Other income (expense):
  Interest income...........................................     1,387      3,178       3,489
  Interest expense..........................................    (2,278)    (2,697)       (917)
  Other.....................................................        --         --        (114)
                                                              --------    -------    --------
          Total other income (expense)......................      (891)       481       2,458
                                                              --------    -------    --------
Net loss....................................................   (17,292)    (4,955)    (15,538)
Convertible preferred stock dividends.......................        --       (696)         --
                                                              --------    -------    --------
Net loss applicable to common stock.........................  $(17,292)   $(5,651)   $(15,538)
                                                              ========    =======    ========
Net loss per common share...................................  $  (1.18)   $ (0.34)   $  (0.83)
Shares used in computing net loss per common share..........    14,650     16,573      18,739


          See accompanying notes to consolidated financial statements.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                               CONVERTIBLE
                             PREFERRED STOCK    COMMON STOCK    ADDITIONAL      UNREALIZED GAINS                        TOTAL
                             ---------------   --------------    PAID-IN     (LOSSES) ON SECURITIES   ACCUMULATED   STOCKHOLDERS'
                             SHARES   AMOUNT   SHARES  AMOUNT    CAPITAL       AVAILABLE-FOR-SALE       DEFICIT        EQUITY
                             ------   ------   ------  ------   ----------   ----------------------   -----------   -------------
Balance at December 31,
  1994.....................    --      $ --    13,728   $14      $ 89,464             $(14)            $(61,568)      $ 27,896
Issuance of common stock
  under stock option and
  employee stock purchase
  plans....................    --        --       230    --           953               --                   --            953
Issuance of series A-1 and
  A-2 convertible preferred
  stock pursuant to terms
  of a collaborative
  agreement................   138        --        --    --         7,149               --                   --          7,149
Issuance of common stock
  and series B convertible
  preferred stock to
  acquire technology
  rights...................    69        --     1,000     1        11,436               --                   --         11,437
Issuance of common stock
  for services.............    --        --       103    --           322               --                   --            322
Amortization of fair value
  change in common stock
  warrants.................    --        --        --    --           680               --                   --            680
Change in unrealized gains
  (losses) on securities
  available-for-sale.......    --        --        --    --            --               24                   --             24
Net loss...................    --        --        --    --            --               --              (17,292)       (17,292)
                              ---      ----    ------   ---      --------             ----             --------       --------
Balance at December 31,
  1995.....................   207        --    15,061    15       110,004               10              (78,860)        31,169
Issuance of common stock
  under stock option and
  employee stock purchase
  plans....................    --        --       342    --         1,304               --                   --          1,304
Issuance of common stock in
  public offering..........    --        --     2,070     2        46,275               --                   --         46,277
Issuance of common stock
  for services.............    --        --        17    --           359               --                   --            359
Issuance of common stock
  from exercise of stock
  warrants.................    --        --       569     1         4,754               --                   --          4,755
Issuance of series A-3 and
  series A-6 convertible
  preferred stock pursuant
  to terms of a
  collaborative
  agreement................   123        --        --    --        12,500               --                   --         12,500
Amortization of fair value
  change in common stock
  warrants.................    --        --        --    --         1,252               --                   --          1,252
Change in unrealized gains
  (losses) on securities
  available-for-sale.......    --        --        --    --            --              (47)                  --            (47)
Net loss...................    --        --        --    --            --               --               (4,955)        (4,955)
                              ---      ----    ------   ---      --------             ----             --------       --------
Balance at December 31,
  1996.....................   330        --    18,059    18       176,448              (37)             (83,815)        92,614
Issuance of common stock
  under stock option and
  employee stock purchase
  plans....................    --        --       670     1         3,508               --                   --          3,509
Issuance of common stock
  from exercise of stock
  warrants.................    --        --       105    --            --               --                   --             --
Issuance of common stock
  from conversion of series
  A-1 and B convertible
  preferred stock..........   (85)       --       522    --            --               --                   --             --
Change in unrealized gains
  (losses) on securities
  available-for-sale.......    --        --        --    --            --               94                   --             94
Net loss...................    --        --        --    --            --               --              (15,538)       (15,538)
                              ---      ----    ------   ---      --------             ----             --------       --------
Balance at December 31,
  1997.....................   245      $ --    19,356   $19      $179,956             $ 57             $(99,353)      $ 80,679
                              ===      ====    ======   ===      ========             ====             ========       ========

          See accompanying notes to consolidated financial statements.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1995        1996        1997
                                                             --------    --------    --------
Cash flows from operating activities:
  Net loss.................................................  $(17,292)   $ (4,955)   $(15,538)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization.........................     2,401       2,643       4,010
     Deferred rent.........................................       450         390         503
     Other non-cash expenses...............................        --        (104)       (131)
     Gains (losses) on sales of securities
       available-for-sale..................................         5          --         (12)
     Acquired technology rights............................    11,437          --          --
     Issuance of common stock for services.................       322         359          --
     Amortization of fair value change in common stock
       warrants............................................       680       1,252          --
     Change in assets and liabilities:
       Contract revenue receivables, net...................      (621)     (3,712)       (336)
       Due from related party, net.........................        --        (732)        732
       Inventories.........................................        --      (4,384)        250
       Prepaid expenses and other assets...................       403         890       2,296
       Accounts payable, accrued expenses and other
          liabilities......................................     1,650       3,570      (1,049)
       Due to related party................................        --       1,000        (130)
       Deferred revenue....................................    (2,024)         --       6,646
                                                             --------    --------    --------
          Net cash used in operating activities............    (2,589)     (3,783)     (2,759)
                                                             --------    --------    --------
Cash flows from investing activities:
  Purchase of marketable securities and securities
     available-for-sale....................................    (8,218)    (72,771)    (39,538)
  Sales and maturities of marketable securities and
     securities available-for-sale.........................    10,715      25,265      58,224
  Purchase of property and equipment.......................    (1,315)     (6,301)     (5,875)
  Investment in Cytokine Networks, Inc.....................        --          --      (3,000)
                                                             --------    --------    --------
          Net cash provided by (used in) investing
            activities.....................................     1,182     (53,807)      9,811
                                                             --------    --------    --------
Cash flows from financing activities:
  Proceeds from notes payable..............................     2,500       2,475       3,003
  Payments on notes payable................................    (4,058)     (3,440)     (4,054)
  Proceeds from issuance of common stock, net..............       953      52,564       3,509
  Proceeds from issuance of convertible preferred stock,
     net...................................................     7,149      12,500          --
                                                             --------    --------    --------
          Net cash provided by financing activities........     6,544      64,099       2,458
                                                             --------    --------    --------
Net increase in cash and cash equivalents..................     5,137       6,509       9,510
Cash and cash equivalents, beginning of year...............    13,691      18,828      25,337
                                                             --------    --------    --------
Cash and cash equivalents, end of year.....................  $ 18,828    $ 25,337    $ 34,847
                                                             ========    ========    ========
Supplemental disclosure of cash flow information --
  Cash paid during the year for interest...................  $  1,518    $  1,469    $    952

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

NOTE 2: SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale at December 31, 1996 and 1997 consist of the following (tables in thousands):

                                                                          1996
                                                    ------------------------------------------------
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
                                                     =======        ====          ====       =======

                                                                          1997
                                                    ------------------------------------------------
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

     The amortized cost and estimated fair value of securities available-for-sale at December 31, 1997, by contractual maturity are shown below (table in thousands):

                                                         AMORTIZED    ESTIMATED
                                                           COST       FAIR VALUE
                                                         ---------    ----------
Due in one year or less................................   $30,105      $30,170
Due after one year through two years...................     2,648        2,640
Due after ten years....................................     2,000        2,000
                                                          -------      -------
                                                          $34,753      $34,810
                                                          =======      =======

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

NOTE 3: PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1996 and 1997 consists of the following (table in thousands):

                                                            1996       1997
                                                           -------    -------
Furniture and fixtures...................................  $ 1,158    $ 1,226
Machinery and equipment..................................   11,061     13,118
Leasehold improvements...................................   16,359     18,922
Construction in progress.................................    1,480      2,667
                                                           -------    -------
                                                            30,058     35,933
Accumulated depreciation and amortization................   (8,605)   (12,484)
                                                           -------    -------
                                                           $21,453    $23,449
                                                           =======    =======

NOTE 4: NOTES PAYABLE

     Notes payable at December 31, 1996 and 1997, consist of the following (table in thousands):

                                                               1996       1997
                                                              -------    -------
Prime plus 1% note (9.5% at December 31, 1997), due in
  monthly installments with a final payment of $750 due at
  maturity in 1998, secured by equipment, lease deed of
  trust, and a patent and trademark collateral assignment...   $2,710    $ 1,361
17.74% note, due in monthly installments with a final
  payment of $375 due at maturity in 1998, secured by
  equipment, lease deed of trust, and a patent and trademark
  collateral assignment.....................................    1,355        682
17.53% note, due in monthly installments with a final
  payment of $375 due at maturity in 1999, secured by
  equipment, lease deed of trust, and a patent and trademark
  collateral assignment.....................................    1,745      1,149
 9.32% to 10.62% capital lease obligations, due in monthly
  installments, maturing 2000...............................    2,263      1,831
 8.94% note, due in monthly installments, maturing 2001,
  secured by equipment......................................       --      2,771
Other notes, due in monthly installments, maturing through
  1997, secured by equipment................................      772         --
                                                              -------    -------
                                                                8,845      7,794
Current portion.............................................   (3,830)    (3,908)
                                                              -------    -------
                                                              $ 5,015    $ 3,886
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


     In November 1993, the Company entered into a collaborative development agreement and a license agreement with Mitsubishi Chemical Corporation ("Mitsubishi Chemical"), for the development of a PRIMATIZED anti-B7 antibody. Under the terms of the collaboration, Mitsubishi may provide up to $12,185,000 in product development milestone payments and support for research and development. The Company retained certain marketing rights and will receive royalties on sales by Mitsubishi Chemical of any products commercialized emerging from the collaboration. Mitsubishi Chemical may terminate the license agreement if certain development objectives are not attained. The development agreement with Mitsubishi expired on December 31, 1996. Included in contract revenues for 1995 and 1996 is $2,047,000, and $2,000,000, respectively, to fund product development, which approximates the research and development expenses incurred under the program. Included in license fees for the year ended December 31, 1995 is $1,000,000 earned under these agreements.


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
                                                             -------
                                                             $ 9,266
                                                             =======


     Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States will be the responsibility of Hoffmann-La Roche, except in Japan where Zenyaku will be responsible for product development, marketing and sales. The Company will receive royalties on sales outside the United States. Additionally, the Company will receive royalties on sales of Genentech products manufactured using the Company's proprietary gene expression system.



     In June 1991, the Company and Zenyaku entered into a product rights agreement and a stock purchase agreement under which the Company granted Zenyaku a license to manufacture, use and sell certain products for cancer and autoimmune therapeutic applications. In November 1995, the Company and Zenyaku terminated the product rights agreement and concurrently the Company, Zenyaku and Genentech entered into a joint development, supply and license agreement where Zenyaku received exclusive rights to develop, market and sell Rituxan in Japan which resulted in the Company recognizing $2,000,000 in license fees from Zenyaku.

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

     A summary of the status of the Company's two active stock option plans as of December 31, 1995, 1996 and 1997 and changes during the years ended on those dates is presented below (table in thousands, except per share amounts):

                                           DIRECTORS PLAN                 OPTION PLAN
                                     --------------------------    --------------------------
                                               WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                     SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                     ------    ----------------    ------    ----------------
Outstanding at December 31, 1994...    35           $ 5.63         2,346          $ 2.96
  Granted..........................    70             3.38           311            3.90
  Exercised........................   (10)            5.63          (157)           4.07
  Canceled.........................   (10)            2.38           (33)           5.58
                                      ---           ------         -----          ------
Outstanding at December 31, 1995...    85             4.15         2,467            2.97
  Granted..........................    35            19.13         1,443           20.79
  Exercised........................   (10)            4.00          (172)           2.43
  Canceled.........................    (5)           19.13          (196)          10.10
                                      ---           ------         -----          ------
Outstanding at December 31, 1996...   105             8.45         3,542            9.86
  Granted..........................    83            27.41           815           26.27
  Exercised........................   (15)            9.04          (533)           4.26
  Canceled.........................    (5)           22.50           (43)          18.74
                                      ---           ------         -----          ------
Outstanding at December 31, 1997...   168           $17.31         3,781          $14.09
                                      ===           ======         =====          ======

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

     The following table summarizes information about the Directors Plan and the Option Plan options outstanding as of December 31, 1997 (table in thousands, except year and per share amounts):

                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                 -------------------------------------------------   ------------------------------
                               WEIGHTED AVERAGE
   RANGE OF        NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------  -----------   ----------------   ----------------   -----------   ----------------
Directors Plan:
$2.38 -- $19.13     90,000           7.26              $ 8.35           90,000          $ 8.35
22.50 --  38.25     77,500           9.32               27.72           77,500           27.72

Option Plan:
$0.88 -- $ 2.56    663,917           5.55              $ 2.35          567,494          $ 2.32
 3.00 --   3.00    699,116           6.70                3.00          647,081            3.00
 3.25 --  18.00    488,291           7.35                8.87          226,785            6.30
20.13 --  20.50    953,904           8.10               20.14          432,327           20.13
21.00 --  37.88    975,373           9.21               26.73           86,870           25.55

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

                                                                1995        1996        1997
                                                                ----        ----        ----
Net loss applicable to common stock..........  As reported    $(17,292)   $ (5,651)   $(15,538)
                                               Pro forma       (17,608)    (10,152)    (23,746)
Net loss per common share....................  As reported    $  (1.18)   $  (0.34)   $  (0.83)
                                               Pro forma         (1.20)      (0.61)      (1.27)

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

NOTE 9: INCOME TAXES

     The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1997 (table in thousands):

                                                                1996        1997
                                                              --------    --------
Deferred tax assets:
  Accrued expenses..........................................  $    531    $    609
  Property and equipment, principally due to difference in
     depreciation...........................................       448       1,194
  Deferred rent expense.....................................       607         803
  Amortization of fair value change in common stock
     warrants...............................................       776         770
  Deferred revenue..........................................        --       2,372
  Capitalized state research and experimentation costs......     2,090       2,189
  Acquired technology rights................................     4,336       3,695
  Research and experimentation credit.......................     5,078       6,070
  Net operating loss carryforwards..........................    24,247      29,601
  Other tax assets..........................................       333         696
                                                              --------    --------
          Total gross deferred tax assets...................    38,446      47,999
Valuation allowance.........................................   (38,446)    (47,737)
Deferred tax liabilities....................................        --        (262)
                                                              --------    --------
Net deferred taxes..........................................  $     --    $     --
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



     In February 1997, the Company acquired exclusive rights from Pharmacia & Upjohn S.p.A. ("Pharmacia") to 9-aminocamptothecin ("9-AC"), a broad spectrum, anti-cancer agent for the treatment of cancer. Under the terms of the asset transfer agreement, the Company may make payments totaling up to $16,000,000, subject to the attainment of certain product development milestone events. No royalties are payable to Pharmacia on sales by the Company of any commercialized products emerging from the agreement. In 1997, the Company made an up-front licensing payment of $3,000,000 to Pharmacia. The Company anticipates achieving a product development milestone event in 1999 that would result in the Company making a $6,000,000 payment to Pharmacia.

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

                                                           KPMG Peat Marwick LLP
San Diego, California
February 6, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information about the Company's executive officers and directors as of January 31, 1998 is set forth below:


                 NAME                    AGE                       TITLE
                 ----                    ---                       -----
William H. Rastetter, Ph.D.............  49     President, Chief Executive Officer and
                                                Chairman of the Board of Directors
Christopher J. Burman..................  48     Senior Vice President, Manufacturing and
                                                Process Sciences
Antonio J. Grillo-Lopez, M.D...........  58     Senior Vice President, Medical and
                                                Regulatory Affairs
Nabil Hanna, Ph.D......................  54     Senior Vice President, Research and
                                                Preclinical Development
William R. Rohn........................  54     Senior Vice President, Commercial Operations
John Geigert, Ph.D.....................  48     Vice President, Quality
Connie L. Matsui.......................  44     Vice President, Planning and Resource
                                                Development
Phillip M. Schneider...................  41     Vice President and Chief Financial Officer
Kenneth J. Woolcott....................  39     Vice President, Secretary, General Counsel
                                                and Licensing Executive
Charles C. Edwards, M.D................  74     Director
Alan Burnett Glassberg.................  61     Director
John Groom.............................  59     Director
Kazuhiro Hashimoto.....................  57     Director
Franklin P. Johnson, Jr................  69     Director
Robert W. Pangia.......................  46     Director
Bruce R. Ross..........................  56     Director
The Honorable Lynn Schenk..............  53     Director
William D. Young.......................  53     Director


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



     DR. EDWARDS is the retired President and Chief Executive Officer of Scripps Institution of Medicine and Science (the "Institute"). Dr. Edwards joined the Institution in 1991 and retired in 1994. Dr. Edwards served as the President and Chief Executive Officer of Scripps Clinic and Research Foundation from 1977 to 1991. Previously, Dr. Edwards held a number of positions with private, public and governmental entities including Commissioner of the FDA and several positions with the American Medical Association. Dr. Edwards is director of three other publicly traded companies, Bergen Brunswig Corporation, Molecular Biosystems, Inc., Northern Trust of California and various privately held companies. He received his B.S., M.D. and Honorary Degree, Doctor of Science from the University of Colorado and received his M.S. in Surgery from the University of Minnesota. Dr. Edwards has served as a Director of the Company since May 1995.


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


     MR. HASHIMOTO has been, since 1981, Director of Research and Development of Zenyaku, a private pharmaceutical company in Tokyo, Japan, and an investor in the Company. Mr. Hashimoto was promoted to President of Zenyaku in July 1994. He has served on Zenyaku's board of directors since 1977, is a director of various privately held companies and sits on the Board of Trustees of Tamagawa Gakuen University. Mr. Hashimoto received his B.A. in Commerce from Tamagawa Gakuen University and his B.A. in Business Administration from Lewis & Clark College. Mr. Hashimoto has served as a Director of the Company since July 1991.



     MR. JOHNSON has been, since 1967, the general partner of Asset Management Partners, an investor in the Company. Mr. Johnson is also Chairman of the Board of Boole and Babbage, Inc., and a director of Amgen, Inc. and various privately held companies. Mr. Johnson received his B.S. in Mechanical Engineering from Stanford University and received his M.B.A. from Harvard University. Mr. Johnson has served as a Director of the Company since 1986.


     MR. PANGIA has worked in investment banking for 20 years and is currently self-employed in that capacity. Most recently, he served as Executive Vice President and Director of Investment Banking for PaineWebber Incorporated of New York ("PaineWebber"). He held other various senior management positions at PaineWebber including member of the board of directors of PaineWebber, Inc., Chairman of the board of directors of PaineWebber Properties, Inc., member of PaineWebber's executive and operating committees, chairman of the equity commitment committee and member of the debt commitment committee. Prior to his positions at PaineWebber, Mr. Pangia held other senior positions including Managing Director in Investment Banking for Drexel Burnham Lambert of New York and Vice President of Investment Banking for Kidder, Peabody & Co. of New York. Mr. Pangia is a director of two other publicly traded companies, IWS Corporation and Ryan, Beck & Co. He received his A.B. from Brown University and his M.B.A. from Columbia University. Mr. Pangia has served as a Director of the Company since September 1997.


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


                                                                 SHARES         PERCENTAGE
                                                              BENEFICIALLY     BENEFICIALLY
            NAME AND ADDRESS OF BENEFICIAL OWNER                 OWNED           OWNED(1)
            ------------------------------------              ------------     ------------
Oracle Partners, L.P........................................   1,647,700            8.4%
  712 Fifth Avenue, 45 Floor
  New York, New York 10019
Genentech, Inc. (2).........................................   1,490,793            7.1%
  One DNA Way
  South San Francisco, California 94080
American Century Investment Management, Inc.................   1,418,800            7.2%
  4500 Main Street, 15th Floor
  Kansas City, MO 64111
Dean Witter InterCapital Inc. (3)...........................   1,048,000            5.3%
  Two World Trade Center, 71st Floor
  New York, NY 10048
Charles C. Edwards, M.D. (4)................................      33,500              *
John Geigert, Ph.D.(5)......................................      28,224              *
Alan B. Glassberg, M.D. (6).................................      22,500              *
Antonio J. Grillo-Lopez, M.D. (7)...........................     171,946              *
John Groom (8)..............................................      42,500              *
Nabil Hanna, Ph.D. (9)......................................     293,507            1.5%
Kazuhiro Hashimoto (10).....................................     691,667            3.5%
Franklin P. Johnson, Jr. (11)...............................      81,737              *
Robert W. Pangia (12).......................................      18,500              *
William H. Rastetter, Ph.D. (13)............................     513,371            2.6%
William R. Rohn (14)........................................     173,491              *
Bruce R. Ross (15)..........................................      17,500              *
The Honorable Lynn Schenk (16)..............................      34,500              *
William D. Young (17).......................................   1,490,793            7.1%
All directors and executive officers as a group (18 persons)
  (3 through 18)............................................   4,177,141           18.3%


---------------

  *  Less than 1%.


 (1) Percentage of beneficial ownership is calculated assuming 19,630,694 shares of Common Stock were outstanding on January 31, 1998. Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options and warrants currently exercisable or exercisable within sixty days after January 31, 1998, as well as Nonvoting Convertible Preferred Stock, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.



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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a. (1) Consolidated Financial Statements:

                                                                     PAGE
                                                                     ----
       Consolidated Balance Sheets -- December 31, 1996 and 1997...   *
       Consolidated Statements of Operations -- Years ended
         December 31, 1995, 1996 and 1997..........................   *
       Consolidated Statements of Stockholders' Equity -- Years
         ended December 31, 1995, 1996 and 1997....................   *
       Consolidated Statements of Cash Flows--Years ended December
         31, 1995, 1996 and 1997...................................   *
       Notes to Consolidated Financial Statements..................   *
       Independent Auditors' Report................................   *

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

   (3) Exhibits:

        EXHIBIT
         NUMBER                              DESCRIPTION
        -------                              -----------
       2.1(1)        Agreement and Plan of Merger dated as of April 5, 1997
                     between the Registrant and IDEC California.
       3.1(1)        Amended and Restated Articles of Incorporation of the
                     Registrant.
       3.2(1)        Bylaws of the Registrant.
       4.1           Reference is made to Exhibit 3.1.
       4.2           Reference is made to Exhibit 3.2.
       4.3(2)        1992 Amended and Restated Registration Rights Agreement of
                     IDEC California.
       4.4(1)        Specimen Common Stock Certificate of the Registrant.
       4.5           Reference is made to Exhibit 10.46
       4.6(7)        1995 Registration Rights Agreement of the Registrant.
       4.7(17)       Agreement Regarding Registration Rights and Related
                     Obligations pursuant to the ISDA Master Agreement between
                     the Registrant and Swiss Bank Corporation. London Branch.
       4.8(18)       Preferred Share Purchase Rights
       10.1(13)      1988 Stock Option Plan of the Registrant, as amended and
                     restated through May 22, 1997.
       10.2(13)      Form of Notice of Grant.
       10.3(13)      Form of Option Agreement.
       10.4(12)      Letter Agreement between the Registrant and Genentech, Inc., dated May 21, 1996
       10.5(2)       401(k) Plan of the Registrant.
       10.6(2)       Form of acceleration of vesting letter agreement between the
                     Registrant and certain officers.

        EXHIBIT
         NUMBER                              DESCRIPTION
        -------                              -----------
       10.7(2)+      License Agreement with Coulter Immunology, dated May 16,
                     1991.
       10.8(3)       Lease Agreement between the Registrant and Torrey Sorrento,
                     Inc., dated July 9, 1992.
       10.9(3)+      Collaborative Research and License Agreement between the
                     Registrant and SmithKline Beecham p.l.c., dated October 12,
                     1992.
       10.10(3)      Investment Agreement between the Registrant and S.R. One,
                     Limited, dated October 16, 1992.
       10.11(13)     1995 Employee Stock Purchase Plan, as amended and restated
                     through May 22, 1997.
       10.12(4)+     Collaborative Development Agreement between the Registrant and Mitsubishi Chemical Corporation, dated November 11,
                     1993.
       10.13(4)      Employment Agreement between the Registrant and Dr. Antonio
                     Grillo-Lopez dated September 25, 1992.
       10.14(5)      1993 Non-Employee Directors Stock Option Plan.
       10.15(6)+     Collaborative Development Agreement between the Registrant and Seikagaku Corporation dated December 27, 1994.
       10.16(6)+     License Agreement between the Registrant and Seikagaku
                     Corporation dated December 27, 1994.
       10.17(6)+     Loan Agreement between the Registrant and Silicon Valley
                     Bank and Venture Lending & Leasing, Inc., dated December 28,
                     1994.
       10.18(6)+     $2,500,000 Promissory Note, dated December 28, 1994.
       10.19(6)+     $5,000,000 Promissory Note, dated December 28, 1994.
       10.20(6)      Security Agreement, dated December 28, 1994.
       10.21(6)+     Patent Collateral Assignment, dated December 28, 1994.
       10.22(6)+     Trademark Collateral Assignment, dated December 28, 1994.
       10.23(6)      Intercreditor Agreement, dated December 28, 1994.
       10.24(6)      Deed of Trust and Fixture Filing, dated December 28, 1994.
       10.25(6)      Three-Party Leasehold Agreement, dated September 30, 1994.
       10.26(6)      Warrants to Purchase Shares of Common Stock, dated December
                     30, 1994.
       10.27(6)      1994 Registration Rights Agreement.
       10.28(6)      Investment Agreement between the Registrant, SmithKline
                     Beecham p.1.c. and SmithKline Beecham Corporation, dated
                     December 28, 1994.
       10.29(7)      Master Definitions Agreement between the Registrant and
                     Genentech. Inc.
       10.30(7)+     Collaboration Agreement between the Registrant and
                     Genentech. Inc., dated March 16, 1995.
       10.31(7)+     Expression Technology Agreement between the Registrant and
                     Genentech. Inc., dated March 16, 1995.
       10.32(7)      Preferred Stock Purchase Agreement between the Registrant
                     and Genentech. Inc., dated March 16, 1995.
       10.33(7)      Option Agreement between the Registrant and Genentech, Inc., dated March 16, 1995.
       10.34(7)      Preferred and Common Stock Purchase Agreement between the
                     Registrant and ML/MS Associates, L.P., dated March 16, 1995.

        EXHIBIT
         NUMBER                              DESCRIPTION
        -------                              -----------
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

                                          IDEC PHARMACEUTICALS CORPORATION


Date: March 2, 1998                       By:   /s/ WILLIAM H. RASTETTER

                                            ------------------------------------
                                                William H. Rastetter, Ph.D.
                                               Chairman, President and Chief
                                                      Executive Officer


     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, William H. Rastetter and Phillip M. Schneider, or either of them as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.



     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.


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


                        NAME                                       CAPACITY                    DATE
                        ----                                       --------                    ----

              /s/ WILLIAM H. RASTETTER                     Chairman, President and           March 2, 1998
-----------------------------------------------------      Chief Executive Officer
             William H. Rastetter, Ph.D.                     (Principal Executive
                                                                   Officer)

              /s/ PHILLIP M. SCHNEIDER                        Vice President and             March 2, 1998
-----------------------------------------------------      Chief Financial Officer
                Phillip M. Schneider                       (Principal Financial and
                                                             Accounting Officer)

               /s/ CHARLES C. EDWARDS                              Director                  March 2, 1998
-----------------------------------------------------
              Charles C. Edwards, M.D.

                                                                   Director                  March _, 1998
-----------------------------------------------------
               Alan B. Glassberg, M.D.

                   /s/ JOHN GROOM                                  Director                  March 2, 1998
-----------------------------------------------------
                     John Groom

               /s/ KAZUHIRO HASHIMOTO                              Director                  March 2, 1998
-----------------------------------------------------
                 Kazuhiro Hashimoto

                                                                   Director                  March _, 1998
-----------------------------------------------------
              Franklin P. Johnson, Jr.

                        NAME                                       CAPACITY                    DATE
                        ----                                       --------                    ----
                /s/ ROBERT W. PANGIA                               Director                  March 2, 1998
-----------------------------------------------------
                  Robert W. Pangia

                                                                   Director                  March _, 1998
-----------------------------------------------------
                    Bruce R. Ross

            /s/ THE HONORABLE LYNN SCHENK                          Director                  March 2, 1998
-----------------------------------------------------
              The Honorable Lynn Schenk

                                                                   Director                  March _, 1998
-----------------------------------------------------
                  William D. Young