Form 10-Q
period 1998-03-31
IDEC PHARMACEUTICALS CORP / DE
filed 1998-05-15
CIK 875045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of April 30, 1998, the Registrant had 19,795,429 shares of its common stock, $.001 par value, issued and outstanding.

                        IDEC PHARMACEUTICALS CORPORATION

                          FORM 10-Q -- QUARTERLY REPORT
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -- March 31, 1998 and December 31, 1997 ...................1
         Condensed Consolidated Statements of Operations -- Three months ended March 31, 1998 and 1997 ...2
         Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 1998 and 1997 ...3
         Notes to Condensed Consolidated Financial Statements ............................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ...........6

         Risk Factors ....................................................................................10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................................................19

Item 2.  Changes in Securities ...........................................................................19

Item 3.  Defaults upon Senior Securities .................................................................19

Item 4.  Submission of Matters to a Vote of Stockholders .................................................19

Item 5.  Other Information ...............................................................................19

Item 6.  Exhibits and Reports on Form 8-K ................................................................19

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                       March 31,   December 31,
                                                                         1998          1997
                                                                      ----------   -----------
                                                                      (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                           $   21,635   $    34,847
  Securities available-for-sale                                           41,777        34,810
  Contract revenue receivables, net                                        2,395         3,971
  Due from related party, net                                              5,514            --
  Inventories                                                              5,918         4,134
  Prepaid expenses and other current assets                                1,357         1,431
                                                                      ----------   -----------
        Total current assets                                              78,596        79,193

Property and equipment, net                                               22,821        23,449
Investment and other assets                                                3,343         3,371
                                                                      ----------   -----------
                                                                      $  104,760   $   106,013
                                                                      ==========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable                                    $    3,664   $     3,908
  Accounts payable                                                         2,045         1,626
  Accrued expenses                                                         7,473         6,382
  Due to related party, net                                                   --           870
  Deferred revenue                                                           346         6,646
                                                                      ----------   -----------
        Total current liabilities                                         13,528        19,432
Notes payable, less current portion                                        3,140         3,886
Deferred rent                                                              2,186         2,016

Stockholders' equity:
  Convertible preferred stock, $.001 par value                                --            --
  Common stock, $.001 par value                                               20            19
  Additional paid-in capital                                             181,340       179,956
  Unrealized gains on securities available-for-sale                           31            57
  Accumulated deficit                                                    (95,485)      (99,353)
                                                                      ----------   ----------
        Total stockholders' equity                                        85,906        80,679
                                                                      ----------   -----------
                                                                      $  104,760   $   106,013
                                                                      ==========   ===========


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

                                                               Three months ended
                                                                    March 31,
                                                             ----------------------
                                                               1998          1997
                                                             --------      --------
Revenues:
    Revenues from unconsolidated joint business              $  9,189      $     --
    Contract revenues                                           2,645         2,664
    License fees                                                6,300         4,000
                                                             --------      --------
                                                               18,134         6,664

Operating expenses:
    Manufacturing costs                                         4,075            --
    Research and development                                    7,037         7,474
    Selling, general and administrative                         3,899         2,208
                                                             --------      --------
                                                               15,011         9,682
                                                             --------      --------
Income (loss) from operations                                   3,123        (3,018)

Interest income, net                                              745           786
                                                             --------      --------

Net income (loss)                                            $  3,868      $ (2,232)
                                                             ========      ========

Earnings (loss) per share
    Basic                                                    $   0.20      $  (0.12)
    Diluted                                                  $   0.16      $  (0.12)

Shares used in calculation of earnings (loss) per share
    Basic                                                      19,637        18,195
    Diluted                                                    23,676        18,195

See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                                    Three months ended
                                                                         March 31,
                                                                  -----------------------
                                                                    1998           1997
                                                                  --------       --------
Cash flows from operating activities:
         Net cash used in operating activities                    $ (6,173)      $ (5,644)
                                                                  --------       --------

Cash flows from investing activities:
    Purchase of property and equipment                                (441)        (2,755)
    Purchase of securities available-for-sale                      (20,961)       (14,361)
    Sales and maturities of securities available-for-sale           13,968         15,465
                                                                  --------       --------
         Net cash used in investing activities                      (7,434)        (1,651)
                                                                  --------       --------

Cash flows from financing activities:
    Payments on notes payable                                         (990)          (914)
    Proceeds from issuance of common stock                           1,385            727
                                                                  --------       --------
         Net cash provided by (used in) financing activities           395           (187)
                                                                  --------       --------

Net decrease in cash and cash equivalents                          (13,212)        (7,482)
Cash and cash equivalents, beginning of period                      34,847         25,337
                                                                  --------       --------
Cash and cash equivalents, end of period                          $ 21,635       $ 17,855
                                                                  ========       ========


See accompanying notes to condensed consolidated financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The information at March 31, 1998, and for the three-month periods ended March 31, 1998 and 1997, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period. These financial statements should be read in conjunction with IDEC Pharmaceuticals(R) Corporation's (the "Company") Annual Report on Form 10-K/A for the year ended December 31, 1997.

Revenues from Unconsolidated Joint Business: Revenues from unconsolidated joint business consist of the Company's share of the pretax co-promotion profits generated from its joint business arrangement with Genentech, Inc. ("Genentech"), revenue from bulk Rituxan(TM) sales to Genentech, reimbursement from Genentech of the Company's sales force and development expenses and royalty income on sales of Rituxan outside the United States and Canada. Revenue from bulk Rituxan sales is recognized when accepted by Genentech. Under the joint business arrangement, all U.S. sales of Rituxan and associated expenses will be recorded in the books and accounts of Genentech with the Company recording its share of the pretax co-promotion profits on a quarterly basis, as defined in the Company's collaborative agreement with Genentech (Note 2). Pretax co-promotion profits under the joint business arrangement are derived by taking net U.S. sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses by the Company and Genentech.

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

Earnings (Loss) Per Share: Earnings (loss) per share is computed in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities compared to diluted earnings per share which reflects the potential dilution of options, warrants and other convertible securities that could share in the earnings of the Company. Calculations of basic and diluted earnings (loss) per share use the weighted average number of shares outstanding during the period. Diluted earnings per share for the period ended March 31, 1998 includes the dilutive effect of 4,039,000 shares of common stock from options, warrants and convertible preferred stock and excludes 901,000 shares of common stock from options because the options' exercise price was greater than the average market price of the Company's common stock for the period. Options, warrants and convertible preferred stock were excluded from the calculations of diluted loss per share for the period ended March 31, 1997, as their effect was antidilutive.

NOTE 2. RELATED PARTY ARRANGEMENTS

   In March 1995, the Company and Genentech entered into a collaborative agreement for the clinical development and commercialization of the Company's anti-CD20 monoclonal antibody, Rituxan, for the treatment of non-Hodgkin's B-cell lymphomas. Concurrent with the collaborative agreement the Company and Genentech also entered into an expression technology license agreement for a proprietary gene expression technology developed by the Company and a preferred stock purchase agreement providing for certain equity investments in the Company by Genentech. Under the terms of these agreements, the Company may receive payments totaling $58,500,000, subject to the attainment of certain product development milestone events, of which $48,500,000 has been recognized through March 31, 1998. Additionally, the Company may be reimbursed by Genentech for certain other development and regulatory approval expenses under the terms of the collaborative agreement. Genentech may terminate this agreement at any time for any reason with a resulting loss of product rights.

        In addition, the Company and Genentech are co-promoting Rituxan in the United States under a joint business arrangement, with the Company receiving a share of the pretax co-promotion profits. Additionally, the Company has a contractual obligation to manufacture and supply Rituxan through the end of 1999 with the Company having an option to continue supplying Rituxan thereafter. Under the Company's collaborative agreement with Genentech, the sales price of bulk Rituxan sold to Genentech is capped at a price which is currently less than the Company's cost to manufacture bulk Rituxan. Included in inventories at March 31, 1998, is $1,291,000 of bulk Rituxan inventory that will be sold to Genentech.

        Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States will be the responsibility of F. Hoffmann-La Roche Ltd. ("Hoffman-La Roche"), except in Japan where Zenyaku Kogyo Co., Ltd. ("Zenyaku") will be responsible for product development, marketing and sales. The Company will receive royalties on sales outside the United States. Additionally, the Company will receive royalties on sales, if any, of Genentech products manufactured using the Company's proprietary gene expression system.

NOTE 3. COMPREHENSIVE INCOME

        As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for the reporting and display of comprehensive income and it components. The adoption of Statement No. 130 had no impact on the Company's results of operations or financial position. Statement No. 130 requires unrealized gains on securities available-for-sale to be included as a component of comprehensive income in addition to net income (loss) for the period. During the three months ended March 31, 1998 total comprehensive income totaled $3,894,000 and during the three months ended March 31, 1997 total comprehensive loss totaled $2,290,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        IDEC Pharmaceuticals Corporation is primarily engaged in the commercialization and research and development of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases. In November 1997, the Company received approval from the U.S. Food and Drug Administration ("FDA") to market its first product, Rituxan, in the United States, and Hoffmann-La Roche, the Company's European marketing partner, received marketing clearance for Rituxan from the Swiss regulatory body, the Office Intercantonal de Controle de Medicaments. Rituxan is the trade name in the United States for the compound Rituximab (formerly known as IDEC-c2B8). In Switzerland, and upon approval in the rest of Europe, Rituximab is marketed as as MabThera (Rituximab, Rituxan and MabThera are collectively referred to herein as Rituxan, except where otherwise indicated.) Rituxan is being co-promoted in the United States under a joint business arrangement with Genentech, with the Company receiving a share of the pretax co-promotion profits. Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States will be the responsibility of Hoffmann-La Roche, except in Japan where Zenyaku will be responsible for product development, marketing and sales. The Company will receive royalties on Rituxan sales outside the United States.

        Revenues for the Company consist of revenues from unconsolidated joint business, contract revenues and license fees. To date a substantial portion of the Company's revenues have been derived from contract revenues and license fees, and the Company anticipates that revenues from unconsolidated joint business will comprise an increasing portion of total revenues in the future, resulting from the commercialization of Rituxan.

        Revenues from unconsolidated joint business consist of the Company's share of the pretax co-promotion profits generated from its joint business arrangement with Genentech, revenue from bulk Rituxan sales to Genentech and reimbursement from Genentech of the Company's sales force and development expenses. Revenues from unconsolidated joint business also include royalty income on sales of Rituxan outside the United States. Under the joint business arrangement, all U.S. sales of Rituxan and associated expenses will be recognized by Genentech, with the Company recording its share of the pretax co-promotion profits on a quarterly basis, as defined in the Company's collaborative agreement with Genentech. Pretax co-promotion profits under the joint business arrangement are derived by taking net U.S. sales of Rituxan to third-party customers less costs of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses by the Company and Genentech.

        Contract revenues consist of nonrefundable research and development funding under collaborative agreements with the Company's various strategic partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates the Company for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products of the Company.

        License fees consist of nonrefundable fees from product development milestone payments, the sale of license rights to the Company's propriety gene expression technology and nonrefundable fees from the sale of product rights under collaborative development and license agreements with the Company's strategic partners.

        The Company is obligated to manufacture and supply bulk Rituxan through the end of 1999 with an option to continue supplying Rituxan thereafter. The cost of bulk Rituxan sold to Genentech is recorded as manufacturing costs in the Company's condensed consolidated statements of operations. Under the Company's collaborative agreement with Genentech, the sales price of bulk Rituxan sold to Genentech is capped at a price which is currently less than the Company's cost to manufacture bulk Rituxan.

        The Company has incurred increasing annual operating expenses, and with the commercialization of Rituxan, the Company expects such trends to continue. The Company has incurred annual operating losses since its inception in 1985, and the transition of the Company to profitability will be dependent upon the commercial success of Rituxan, product investment and development and revenues from the achievement of product development milestone events and licensing transactions. As of March 31, 1998, the Company had an accumulated deficit of $95.5 million.

RESULTS OF OPERATIONS

        Revenues from unconsolidated joint business for the three months ended March 31, 1998 totaled $9.2 million and reflect the financial results from the Rituxan collaboration and commercialization with Genentech. Revenues from unconsolidated joint business consist of the Company's share of the pretax co-promotion profits, sales of bulk Rituxan to Genentech, reimbursement from Genentech for the Company's Rituxan related sales force and development expenses and limited royalty income from Hoffmann-La Roche on sales of Rituxan outside the United States. As reported by Genentech, Rituxan sales to third-party customers in the United States by Genentech for the first quarter of 1998 amounted to $35.2 million. The Company believes that a significant portion of Rituxan sales recognized by Genentech early in the first quarter is attributable to patients who were awaiting therapy pending approval and launch of Rituxan. This initial pent-up demand appears to have been largely satisfied by the end of the first quarter of 1998. While the Company is encouraged by the volume of Rituxan sales to existing and new customers, not enough time has passed for these figures to be indicative of future sales.

        License fees for the three months ended March 31, 1998 totaled $6.3 million, compared to $4.0 million for the comparable period in 1997. License fees for the three months ended March 31, 1998 and 1997 consist of license fees from Kirin Brewery Co., Ltd., Pharmaceutical Division and Boehringer Ingelheim GmbH, respectively, for the license of the Company's proprietary gene expression technology. The Company continues to pursue other collaborative and license arrangements; however, no assurance can be given that discussions in this regard will result in any such arrangements or that the Company will receive significant revenues from any such collaborative or license arrangements.

        Manufacturing costs totaled $4.1 million for the three months ended March 31, 1998 and consist of manufacturing costs related to production of bulk Rituxan sold to Genentech. The Company expects to continue incurring substantial additional manufacturing costs as the Company continues to manufacture bulk Rituxan.

        Research and development expenses totaled $7.0 million for the three months ended March 31, 1998, compared to $7.5 million for the comparable period in 1997. Research and development expenses consist of basic research and development, preclinical and clinical testing of the Company's various products under development, and production scale-up and manufacturing of products used in clinical trials. The Company expects to continue incurring substantial additional research and development expenses in the future, due to expansion or addition of research and development programs; technology in-licensing and regulatory-related expenses; preclinical and clinical testing of the Company's various products under development; and production scale-up and manufacturing of products used in clinical trials.

        Selling, general and administrative expenses totaled $3.9 million for the three months ended March 31, 1998, compared to $2.2 million for the comparable period in 1997. Selling, general and administrative expenses increased in 1998 due to increased sales and marketing expenses resulting from the commercialization of Rituxan. Selling, general and administrative expenses necessary to support expanded manufacturing capacity, expanded clinical trials, research and development and the potential expansion of the sales and marketing organization are expected to increase in the foreseeable future.

        The financial results for the first quarter of 1998 did not include a provision for income taxes. However, future profitability and resulting differences between income tax and financial statement amounts may result in the Company recording a provision for income taxes in future quarters.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has financed its operating and capital expenditures since inception principally through the sale of equity securities, license fees, contract revenues, lease financing transactions and interest income. The Company expects to finance its current and planned operating requirements principally through cash on hand, funds from its joint business arrangement with Genentech and with funds from existing collaborative agreements and contracts which the Company believes will be sufficient to meet its near-term operating requirements. Existing agreements and contracts, however, could be canceled by the contracting parties. In addition, the Company may, from time to time seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. There can be no assurance that such additional funds will be obtained through these sources on acceptable terms, if at all. Should the Company not enter into any such arrangements, the Company anticipates its cash, cash equivalents and securities available-for-sale, together with the existing agreements and contracts and cash generated from its joint business arrangement, will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for the foreseeable future. If adequate funds are not available from the joint business arrangement, operations or additional sources of financing, the Company's business could be materially and adversely affected.

        The Company's working capital and capital requirements will depend upon numerous factors, including: the progress of the Company's preclinical and clinical testing; fluctuating or increasing manufacturing requirements and research and development programs; timing and expense of obtaining regulatory approvals; levels of resources that the Company devotes to the development of manufacturing, sales and marketing capabilities; technological advances; status of competitors; and the ability of the Company to establish collaborative arrangements with other organizations.

        Until required for operations, the Company's policy under established guidelines is to keep its cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, United States government instruments and other readily marketable debt instruments, all of which are investment-grade quality.

        At March 31, 1998, the Company had $63.4 million in cash, cash equivalents and securities available-for-sale compared to cash, cash equivalents and securities available-for-sale of $69.7 million at December 31, 1997. Sources of cash, cash equivalents and securities available-for-sale during the three months ended March 31, 1998, include $1.4 million from the issuance of common stock issued under an employee stock option and purchase plans. Uses of cash, cash equivalents and securities available-for- sale during the three months ended March 31, 1998, included $6.2 million used in operations and $1.0 million used to pay notes payable.

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

        Simultaneously, with the purchase of the capped call option, the Company sold to the same financial institution a call option, exercisable only at maturity, entitling the financial institution to purchase from the Company up to 900,000 shares of the Company's common stock at a certain strike price per share. The Company has the right to settle the call option with cash or stock and, if exercised, the Company expects the settle the call option by issuing up to 900,000 shares of the Company's common stock to the financial institution. The financial institution has advised the Company that it has engaged, and may continue to engage, in transactions, including buying and selling shares of the Company's common stock, to offset its risk relating to the call options, which could affect the market price of the Company's common stock.

        In February 1997, the Company acquired worldwide rights from Pharmacia & Upjohn S.p.A. ("Pharmacia") to 9-aminocamptothecin ("9-AC"), a broad spectrum anti-cancer agent. Under the terms of the 9-AC asset transfer agreement, the Company may make payments to Pharmacia totaling up to $16.0 million, subject to the attainment of certain product development milestone events. No royalties are payable to Pharmacia on sales by the Company of any products emerging from the agreement. The Company anticipates achieving a product development milestone event in 1999 (commencement of a Phase III trial) that would result in the Company making a $6.0 million payment to Pharmacia.

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

 The Company has appointed a program manager for its Year 2000 Program and is presently assessing in detail the affected computer systems and software products. The Company has completed an initial review of all computer systems and software products in order to identify potential Year 2000 problems within the Company and has begun to communicate with all known suppliers, service providers and other entities with which it has a business relationship (collectively, "Third Party Businesses") regarding compliance with Year 2000 requirements. While the Company has begun evaluating potential strategies and required modifications for resolving Year 2000 problems, the dollar amount that the Company will spend to remediate its Year 2000 issues remains uncertain, and management has not yet assessed the Year 2000 compliance expenses and related potential effect on the Company's operations. The Company presently intends to utilize internal and external resources to identify, correct or reprogram and test its computer systems for Year 2000 compliance.

        The Company anticipates its Year 2000 Program will be completed before January 1, 2000. However, there can be no assurance that the Year 2000 Program, or computer systems and applications of Third Party Businesses on which the Company's operations rely, will be timely converted, or that any such failure to convert by another company would not have a material adverse effect on the Company's systems. Moreover, a failure to correct any non-compliant manufacturing software could disable the Company's manufacturing capacity, resulting in inventory and product shortages and ultimately creating higher manufacturing costs for the Company. See "Risk Factors -- Limited Manufacturing Experience."

         This Form 10-Q contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested in this Form 10-Q. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof other than required by the Securities Exchange Act of 1934, as amended, or the rules and regulations promulgated thereunder.

                                  RISK FACTORS

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT

         IDEC Pharmaceuticals Corporation has incurred annual operating losses since its inception in 1985 and may incur additional losses in the future. As of March 31, 1998, the Company's accumulated deficit was approximately $95.5 million. Historical losses have been principally the result of the various expenses associated with the Company's research and development, clinical and manufacturing activities prior to approval for marketing of any of the Company's products. Substantially all revenues to date have resulted from collaborative research, development and licensing arrangements, research grants and interest income. There is no guarantee that the Company will achieve profitable operations on an annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

LIMITED MANUFACTURING EXPERIENCE

         To be commercially successful, the Company must manufacture its products, either directly or through third parties, in commercial quantities, in compliance with regulatory requirements and at an acceptable cost. Although the Company has produced its products in the laboratory, scaled its production process to pilot levels and has the ability to manufacture limited commercial quantities of Rituxan, the Company has only limited experience with regard to producing such commercial quantities of Rituxan and has not yet received regulatory approval for commercial production of any other products. In addition, the Company has limited experience in bulk drug manufacturing in general and no chemical manufacturing experience, no fill/finish experience and no fill/finish capacity. Thus, no assurance can be given as to the ultimate performance of the Company's manufacturing facility or the Company's ability to make a successful transition to ongoing commercial production.

         The Company's co-promotion agreement with Genentech calls for the Company to commit its full manufacturing capacity for two years to supply Genentech with bulk Rituxan at the higher of a fixed price per gram or Genentech's cost to manufacture per gram until the end of 1999. The Company then has the option to supply Rituxan to Genentech, at the lower of the Company's or Genentech's cost per gram. The Company currently manufactures Rituxan at a cost in excess of the Genentech contract's fixed price. Any continuing manufacturing costs above the contract price per gram or costs attributable to equipment repair or facility down time could result in an unreimbursable cost, wholly attributable to the Company, which would, in turn, result in decreased margins.

         Biologics manufacturing as performed by the Company involves the growing and harvest of cells and the purification of the target protein by removal of impurities in controlled environments. This process is extremely susceptible to product loss due to any microbial or viral contamination of the process. Since the process is highly defined and controlled, any material problem due to equipment failure or operator error could cause the loss of the entire batch being manufactured. Certain bacterial or viral contaminations could cause the closure of the manufacturing plant for an extended period of time, until the cause of the contamination is identified and corrective action is implemented. Certain items of manufacturing equipment may have long lead times to perform repair and revalidation prior to use. The Company has attempted to plan for most equipment failure contingencies. Not all potential problems, however, can be appropriately addressed ahead of time nor spare parts obtained in a reasonable time frame. Any extended unplanned plant shutdowns will ultimately create higher manufacturing costs for the Company and could result in inventory and product shortages.

DEPENDENCE ON CONTRACT MANUFACTURERS AND SOLE SOURCE
SUPPLIER

         Although the Company has the ability to manufacture limited commercial bulk quantities of Rituxan, it is dependent upon Genentech to manufacture additional worldwide requirements and to complete all the fill/finish production of Rituxan. During the first quarter of 1998, Genentech received FDA approval for the large-scale (12,000- liter) manufacture of Rituxan at its South San Francisco manufacturing facility. The Rituxan that Genentech manufactures will supplement the Rituxan manufactured by IDEC. Genetech is currently constructing an additional manufacturing plant to satisfy long-term demands for Rituxan. Such facility must be approved by the FDA before it can supply commercial quantities of Rituxan and, even if approved, there can be no assurance that the Company or Genentech can manufacture sufficient quantities of Rituxan to meet as yet undetermined market demands or that Genentech will be able to fill/finish Rituxan on a timely and cost effective basis to avoid an insufficient supply of Rituxan inventory, any of which could materially and adversely affect the Company's business, results of operation and financial condition.

         The Company is contractually dependent upon SmithKline Beecham, p.l.c. ("SmithKline Beecham") to fulfill all of the manufacturing requirements for IDEC- CE9.1 and IDEC-151. SmithKline Beecham has constructed a commercial-scale manufacturing plant for IDEC-CE9.1 and/or IDEC-151. However, there can be no assurance that SmithKline Beecham will be able to manufacture sufficient quantities of IDEC-CE9.1 or IDEC-151, should either or both receive FDA approval, to meet as yet undetermined market demands.

         Because the Company's capacity is committed to the manufacture of Rituxan for two years, the Company does not have the current cell culture capacity to manufacture commercial qualifying material for the Company's IDEC-Y2B8 or IDEC-In2B8 products. The Company is currently accepting proposals for a qualified commercial contractor to meet the long-term manufacturing demands for IDEC-Y2B8 or IDEC- In2B8. In addition, as the Company does not have expertise or facilities for small molecule chemical manufacturing, the Company will need to establish a long-term manufacturing arrangement for 9-AC with an appropriate contract manufacturer. The Company's 9-AC clinical materials requirements will be met over the next two years by Pharmacia, as part of the product in-license agreement. Additionally, as the Company does not have fill/finish expertise, the Company will be dependent on outside contractors to meet all of the Company's current and future fill/finish requirements.

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

LIMITED SALES AND MARKETING EXPERIENCE

         The Company has limited experience in commercial sales and marketing. The Company has adopted a strategy of pursuing collaborative agreements with strategic partners that provide for co-promotion of certain of the Company's products within the United States and Canada. One of these agreements is the Company's co-promotion agreement with Genentech. To the extent that the Company has elected or further elects to participate in co-promotion efforts, and in those instances where the Company retains exclusive marketing rights in specified territories, the Company will need to maintain and expand its sales and marketing capability in order to successfully market and sell its products in the targeted markets. The Company will also need either to build marketing support services including customer service, order entry, shipping and billing, customer reimbursement assistance, managed-care sales support, medical information and sales training, or else rely on its strategic partners to perform these functions. There can be no assurance that the Company will be able to establish and maintain a successful direct sales and marketing capability in any or all targeted markets or that it will be successful in gaining market acceptance for its products. To the extent that the Company has entered or in the future enters into co-promotion or other licensing arrangements, any revenues received by the Company will be dependent on the efforts of third parties and there can be no assurance that such efforts will be successful.

         Outside of the United States and Canada, the Company has adopted a strategy of pursuing collaborative arrangements with established pharmaceutical companies for marketing, distribution and sale of its products. There can be no assurance that any of these companies or their sublicensees will successfully market, distribute or sell the Company's products or that the Company will be able to establish and maintain successful co-promotion or distribution arrangements. Failure to establish a sales capability either in the United States or outside the United States may have a material adverse effect on the Company's business, results of operations and financial condition.

RELIANCE ON THIRD-PARTY DEVELOPMENT AND MARKETING EFFORTS

         The Company has adopted a research, development and product commercialization strategy that is dependent upon various arrangements with strategic partners and others. The success of the Company's products is substantially dependent upon the success of these outside parties in performing their obligations, which include, but are not limited to, providing funding and performing research and development with respect to the Company's products. The Company's strategic partners may also develop products that may compete with the Company. Although the Company believes that its strategic partners have an economic incentive to succeed in performing their contractual obligations, the amount and timing of resources that they devote to these activities is not within the control of the Company. There can be no assurance that these parties will perform their obligations as expected or that any revenue will be derived from such arrangements. The Company has entered into collaborative agreements with Genentech, Zenyaku, SmithKline Beecham, Mitsubishi Chemical Corporation ("Mitsubishi"), Seikagaku Corporation ("Seikagaku") and Eisai, Co., Ltd. ("Eisai"). These agreements generally may be terminated at any time by the strategic partner, typically on short notice to the Company. If one or more of these strategic partners elect to terminate their relationship with the Company, or if the Company or its strategic partners fail to achieve certain product development milestone events, it could have a material adverse effect on the Company's ability to fund the related programs and to develop any products that may have resulted from such collaborations. There can be no assurance that these collaborations will be successful. In addition, some of the Company's current strategic partners have certain rights to control the planning and execution of product development and clinical programs, and there can be no assurance that such strategic partners' rights to control aspects of such programs will not impede the Company's ability to conduct such programs in accordance with the schedules currently contemplated by the Company for such programs and will not otherwise impact the Company's strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

OPERATING RESULTS SUBJECT TO SIGNIFICANT FLUCTUATIONS

         The Company's reported quarterly revenues, expenses and operating results are likely to vary significantly in the future due to a variety of factors such as demand for the Company's products, the Company's achievement of certain product development milestone events, hospital and pharmacy buying decisions, physician acceptance rates, changes in government or private reimbursement policies, manufacturing constraints, the ability of the Company to obtain approvals of additional products for commercial sale on a timely basis, changes in the Company's level of operating expenses, the Company's ability to attract and retain qualified personnel, changes in the Company's sales incentive plans or co-promotion agreements, timeliness of financial reporting by certain strategic partners, foreign currency exchange rates and overall economic conditions. Because the Company's expense levels are based to a significant extent on the Company's expectations of future revenues and therefore will vary only slightly in the short term, if revenues fall below expectations, operating results are likely to be adversely and disproportionately affected.

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

         While Rituxan has been cleared for marketing by the FDA and the equivalent Swiss regulatory agency, the Marketing Authorization Application ("MAA") submitted by Hoffmann-LaRoche with the European Medicines Evaluation Agency ("EMEA") for marketing Rituxan in the European Union is still pending approval. There can be no assurance that EMEA approval of the MAA will be granted on a timely basis, if at all, and delays in receipt or failure to receive regulatory approval could have a material adverse effect on the Company's business, results of operations and financial condition.

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

         In 1994, the Company obtained orphan drug designation for Rituxan, IDEC-Y2B8 and IDEC-In2B8 from the FDA to treat certain B-cell non-Hodgkin's lymphomas (as defined under "-- History of Operating Losses; Accumulated Deficit"). In connection with its approval by the FDA, Rituxan has received orphan drug exclusivity in the United States. However, there can be no assurance that IDEC-Y2B8 or IDEC-In2B8 will receive orphan drug exclusivity for the B-cell non-Hodgkin's lymphoma indication, and it is possible that competitors of the Company could obtain approval, and attendant orphan drug exclusivity, for IDEC-Y2B8 or IDEC-In2B8 for the B-cell non-Hodgkin's lymphoma indication, thus precluding the Company from marketing IDEC-Y2B8 or IDEC-In2B8 for that indication in the United States. In addition, even if the Company does obtain orphan exclusivity for any of its compounds for B-cell non-Hodgkin's lymphoma, there can be no assurance that competitors will not receive approval of other, different drugs or biologics for B-cell non-Hodgkin's lymphoma. Although obtaining FDA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug designation will remain in effect in the future.

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

PATENTS AND PROPRIETARY RIGHTS

         The Company's success will depend, in large part, on its ability to maintain a proprietary position in its products through patents, trade secrets and orphan drug designation. The Company owns by assignment 12 issued and 15 allowed U.S. patents, 16 U.S. patent applications and numerous corresponding foreign patent applications, and has licenses to patents or patent applications that are assigned to other entities. No assurance can be given, however, that the patent applications of the Company or the Company's licensors will be issued or that any issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. Moreover, there can be no assurance that any patents issued to the Company or the Company's licensors will not be infringed by others or will be enforceable against others. In addition, there can be no assurance that the patents, if issued, would not be held invalid or unenforceable by a court of competent jurisdiction. Enforcement of the Company's patents may require substantial financial and human resources. Moreover, the Company or its licensees may have to participate in interference proceedings if declared by the U.S. Patent and Trademark Office ("PTO") to determine priority of inventions, which typically take several years to resolve and could result in diminished scope of patent protection and substantial cost to the Company.

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

ADDITIONAL FINANCING REQUIREMENTS AND UNCERTAIN ACCESS TO CAPITAL MARKETS

         The Company has expended and will continue to expend substantial funds to increase sales of Rituxan and to complete the research, development, manufacturing and marketing of its other products under development. The Company has obtained and intends to seek additional funding for these purposes through a combination of new collaborative arrangements, strategic alliances, and additional equity or debt financings or from other sources. There can be no assurance that such future additional funds will be available on acceptable terms, if at all. Even if available, the cost of funds may result in substantial dilution to current stockholders. If adequate funds are not available from operations or additional sources of financing, the Company's business, results of operations and financial condition could be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

VOLATILITY OF STOCK PRICE

         The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of the Company's common stock, like the stock prices of many publicly traded biotechnology companies, has been highly volatile. Between April 1, 1997 and March 31, 1998, the Company's stock price has fluctuated between $16 1/4 per share and $47 3/8 per share. Announcements of technological innovations or new commercial products by the Company or its competitors, developments or disputes concerning patent or proprietary rights, publicity regarding actual or potential medical results relating to products or products under development by the Company or its competitors, regulatory developments in either the United States or foreign countries, public concern as to the safety of biotechnology products and economic and other external factors including the buying and selling of shares by option holders to offset their risk, as well as period-to-period fluctuations in financial results may have a significant impact on the market price of the Company's common stock. It is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's common stock would likely be materially adversely affected. See "-- Outstanding Options; Possible Dilution and Hedging."

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

         The Company's ability to commercialize its products successfully will depend in part on the extent which appropriate reimbursement levels for the cost of such products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs may all result in lower prices for the Company's products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially adversely affect the Company's business, results of operations and financial condition

         The speed with which Rituxan is adopted into the marketplace will be dependent on the rate of acceptance of the product into reimbursement programs operated by governmental authorities, private health insurers and other organizations, such as HMOs. Any significant delay in the ability of health care providers to receive reimbursement for Rituxan will similarly delay the adoption of Rituxan and could have a material adverse effect on the Company's business, operating results and financial condition.

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

EFFECT OF ANTI-TAKEOVER PROVISIONS

         The Company has taken a number of actions that could have the effect of discouraging a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. The Company has adopted a Stockholder Rights Plan that would cause substantial dilution to a person who attempts to acquire the Company on terms not approved by the Company's Board of Directors. The Stockholder Rights Plan may therefore have the effect of delaying or preventing any change in control and deterring any prospective acquisition of the Company. In addition, the Company's Certificate of Incorporation grants the Board of Directors the authority to issue up to 8,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the Company's stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future. While the Company has no present intention to issue shares of preferred stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult or less attractive for a third-party to acquire a majority of the outstanding voting stock of the Company. Such preferred stock may also have other rights, including economic rights senior to the common stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the common stock. Furthermore, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law ("Section 203"), which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person first becomes an "interested stockholder," unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company.

OUTSTANDING OPTIONS; POSSIBLE HEDGING AND DILUTION

         In September 1997, the Company entered into an agreement with a financial institution under which the Company sold to the financial institution a call option, exercisable only at maturity, entitling the financial institution to purchase from the Company up to 900,000 shares of the Company's common stock at a certain strike price per share. The Company has the right to settle the call option with cash or stock and, if exercised, the Company expects to settle the call option by issuing up to 900,000 shares of the Company's common stock to the financial institution. The financial institution has advised the Company that it has engaged, and may continue to engage, in transactions, including buying and selling shares of the Company's common stock, to offset its risk relating to the call option, which could affect the market price of the Company's common stock. Furthermore, should the Company settle the call option by issuing stock, new investors will experience an immediate dilution at the time of issuance. The exercise of any options outstanding under the Company's employee and director's stock plans will result in further dilution to stockholders.

YEAR 2000 COMPLIANCE

         The Company has appointed a program manager for its Year 2000 Program and is presently assessing in detail the affected computer systems and software products. The Company has completed an initial review of all computer systems and software products in order to identify potential Year 2000 problems within the Company and has begun to communicate with all known suppliers, service providers and other entities with which it has a business relationship (collectively, "Third Party Businesses") regarding compliance with Year 2000 requirements. While the Company has begun evaluating potential strategies and required modifications for resolving Year 2000 problems (including several manufacturing software systems which have been identified as not being Year 2000 compliant), the dollar amount that the Company will spend to remediate its Year 2000 issues remains uncertain, and management has not yet assessed the Year 2000 compliance expenses and related potential effect on the Company's operations. The Company presently intends to utilize internal and external resources to identify, correct or reprogram and test its computer systems for Year 2000 compliance.

         The Company anticipates that its Year 2000 Program will be completed before January 1, 2000. However, there can be no assurance that the Year 2000 Program, or computer systems and applications of Third Party Businesses on which the Company's operations rely, will be timely converted, or that any such failure to convert by another company would not have a material adverse effect on the Company's systems. Moreover, a failure to correct any non-compliant manufacturing software could disable the Company's manufacturing capacity, resulting in inventory and product shortages and ultimately creating higher manufacturing costs for the Company. See " -- Limited Manufacturing Experience."

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

ITEM 5. OTHER INFORMATION. None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)     Exhibit.

          The following exhibit is referenced.

          Exhibit
          Number        Description
          ------        -----------
          27.1          Financial Data Schedule.

  (b)     Reports on Form 8-K.  None

---------------
IDEC Pharmaceuticals(R) and PRIMATIZED(R) are registered U.S. trademarks and Rituxan (Rituximab)(TM) is a trademark of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       IDEC PHARMACEUTICALS CORPORATION


Date: May 13, 1998                     By:  /s/ William H. Rastetter
      -----------------------               ----------------------------------
                                            William H. Rastetter
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date: May 13, 1998                     By:  /s/ Phillip M. Schneider
      -----------------------               ----------------------------------
                                            Phillip M. Schneider
                                            Vice President and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)