Form 10-Q
period 1998-06-30
IDEC PHARMACEUTICALS CORP / DE
filed 1998-08-14
CIK 875045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

Commission file number: 0-19311


                        IDEC PHARMACEUTICALS CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                            33-0112644
-------------------------------                            -------------------
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

As of July 31, 1998, the Registrant had 19,877,224 shares of its common stock, $.001 par value, issued and outstanding.

                        IDEC PHARMACEUTICALS CORPORATION

                          FORM 10-Q -- QUARTERLY REPORT
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets -- June 30, 1998 and December 31, 1997 ........................  1
           Condensed Consolidated Statements of Operations -- Three months ended June 30, 1998 and 1997 and six months ended June 30, 1998 and 1997 ....................................................  2
           Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 1998 and 1997 ..........  3
           Notes to Condensed Consolidated Financial Statements ................................................  4

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations ...............  6

           Risk Factors ........................................................................................ 10

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings ................................................................................... 17

Item 2.    Changes in Securities ............................................................................... 17

Item 3.    Defaults upon Senior Securities ..................................................................... 17

Item 4.    Submission of Matters to a Vote of Security Holders ................................................. 17

Item 5.    Other Information ................................................................................... 17

Item 6.    Exhibits and Reports on Form 8-K .................................................................... 17

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)


                                                                      June 30,      December 31,
                                                                       1998            1997
                                                                    ---------        ---------
                                                                    (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                        $  31,817        $  34,847
   Securities available-for-sale                                       38,657           34,810
   Contract revenue receivables, net                                    2,698            3,971
   Due from related party, net                                          6,841               --
   Inventories                                                          8,324            4,134
   Prepaid expenses and other current assets                            1,247            1,431
                                                                    ---------        ---------
         Total current assets                                          89,584           79,193

Property and equipment, net                                            21,921           23,449
Investment and other assets                                             3,343            3,371
                                                                    ---------        ---------
                                                                    $ 114,848        $ 106,013
                                                                    =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable                                 $   3,146        $   3,908
   Accounts payable                                                     1,247            1,626
   Accrued expenses                                                     8,410            6,382
   Due to related party, net                                               --              870
   Deferred revenue                                                       346            6,646
                                                                    ---------        ---------
         Total current liabilities                                     13,149           19,432
Notes payable, less current portion                                     2,826            3,886
Deferred rent                                                           2,223            2,016

Stockholders' equity:
   Convertible preferred stock, $.001 par value                            --               --
   Common stock, $.001 par value                                           20               19
   Additional paid-in capital                                         182,018          179,956
   Unrealized gains (losses) on securities available-for-sale             (35)              57
   Accumulated deficit                                                (85,353)         (99,353)
                                                                    ---------        ---------
         Total stockholders' equity                                    96,650           80,679
                                                                    ---------        ---------
                                                                    $ 114,848        $ 106,013
                                                                    =========        =========


     See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)



                                                                 Three months                 Six months
                                                                ended June 30,               ended June 30,
                                                            -----------------------     -----------------------
                                                               1998          1997         1998           1997
                                                            ---------     ---------     ---------     ---------
Revenues:
   Revenues from unconsolidated joint business              $   9,567     $   1,878     $  18,756     $   1,878
   Contract revenues                                            4,496         2,524         7,141         5,188
   License fees                                                10,000         1,000        16,300         5,000
                                                            ---------     ---------     ---------     ---------
                                                               24,063         5,402        42,197        12,066

Operating expenses:
   Manufacturing costs                                          2,855         5,214         6,930         5,214
   Research and development                                     7,141        10,292        14,178        17,766
   Selling, general and administrative                          4,542         2,498         8,441         4,706
                                                            ---------     ---------     ---------     ---------
                                                               14,538        18,004        29,549        27,686
                                                            ---------     ---------     ---------     ---------
     Income (loss) from operations                              9,525       (12,602)       12,648       (15,620)

Other income (expenses):
   Interest income, net                                           737           731         1,482         1,517
   Income tax provision                                          (130)           --          (130)           --
                                                            ---------     ---------     ---------     ---------
                                                                  607           731         1,352         1,517
                                                            ---------     ---------     ---------     ---------

Net income (loss)                                           $  10,132     $ (11,871)    $  14,000     $ (14,103)
                                                            =========     =========     =========     =========

Earnings (loss) per share:
       Basic                                                $    0.51     $   (0.63)    $    0.71     $   (0.76)
       Diluted                                              $    0.44     $   (0.63)    $    0.60     $   (0.76)

Shares used in calculation of earnings (loss) per share:
       Basic                                                   19,805        18,724        19,722        18,461
       Diluted                                                 23,264        18,724        23,513        18,461


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                                                    Six months ended
                                                                         June 30,
                                                                  ---------------------
                                                                    1998         1997
                                                                  --------     --------
Cash flows from operating activities:
           Net cash provided by (used in) operating activities    $  1,299     $(11,523)
                                                                  --------     --------

Cash flows from investing activities:
     Purchase of property and equipment                               (631)      (3,841)
     Purchase of securities available-for-sale                     (30,877)     (24,084)
     Sales and maturities of securities available-for-sale          26,938       26,311
                                                                  --------     --------
           Net cash used in investing activities                    (4,570)      (1,614)
                                                                  --------     --------

Cash flows from financing activities:
     Proceeds from issuance of common stock                          2,063        1,185
     Payments on notes payable                                      (1,822)      (1,761)
                                                                  --------     --------
           Net cash provided by (used in) financing activities         241         (576)
                                                                  --------     --------

Net decrease in cash and cash equivalents                           (3,030)     (13,713)
Cash and cash equivalents, beginning of period                      34,847       25,337
                                                                  --------     --------
Cash and cash equivalents, end of period                          $ 31,817     $ 11,624
                                                                  ========     ========


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The information at June 30, 1998, and for the three- and six-month periods ended June 30, 1998 and 1997, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period. These financial statements should be read in conjunction with IDEC Pharmaceuticals(R) Corporation's (the "Company") Annual Report on Form 10-K/A for the year ended December 31, 1997.

Revenues from Unconsolidated Joint Business: Revenues from unconsolidated joint business consist of the Company's share of the pretax copromotion profits generated from its joint business arrangement with Genentech, Inc. ("Genentech"), revenue from bulk Rituxan(TM) sales to Genentech, reimbursement from Genentech of the Company's sales force and development expenses and royalty income on sales of Rituxan outside the United States and Canada. Revenue from bulk Rituxan sales is recognized when bulk product is accepted by Genentech. Under the joint business arrangement, all U.S. sales of Rituxan and associated expenses will be recorded in the books and accounts of Genentech with the Company recording its share of the pretax copromotion profits on a quarterly basis, as defined in the Company's collaborative agreement with Genentech (Note
2). Pretax copromotion profits under the joint business arrangement are derived by taking U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses by the Company and Genentech.

Contract Revenues: Contract revenues consist of nonrefundable research and development funding under collaborative agreements with the Company's various strategic partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates the Company for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products of the Company and is recognized at the time research and development activities are performed under the terms of the collaborative agreements. Contract revenues earned in excess of contract payments received are classified as contract revenue receivables and contract research and development funding received in excess of amounts earned are classified as deferred revenue.

License Fees: License fees consist of nonrefundable fees from product development milestone payments, the sale of license rights to the Company's proprietary gene expression technology and nonrefundable fees from the sale of product rights under collaborative development and license agreements with the Company's strategic partners. Revenues from product development milestone payments are recognized when the results or events stipulated in the agreement have been achieved. License fee payments received in excess of amounts earned are classified as deferred revenue.

Manufacturing Costs: Manufacturing costs consist of manufacturing costs related to the production of bulk Rituxan sold to Genentech.

Earnings (Loss) Per Share: Earnings (loss) per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities compared to diluted earnings per share which reflects the potential dilution of options, warrants and other convertible securities that could share in the earnings of the Company. Calculations of basic and diluted earnings (loss) per share use the weighted average number of shares outstanding during the period. Diluted earnings per share for the three- and six- months ended June 30, 1998 includes the dilutive effect of 3,458,000 shares and 3,791,000 shares, respectively, of common stock from options, warrants and convertible preferred stock and excludes 1,658,000 shares and 1,308,000 shares, respectively, of common stock from options because the options' exercise price were greater than the average market price of the Company's common stock for the respective periods. Options, warrants and convertible preferred stock were excluded from the calculations of diluted loss per share for the three and six months ended June 30, 1997, as their effect was antidilutive.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



NOTE 2.    RELATED PARTY ARRANGEMENTS

     In March 1995, the Company and Genentech entered into a collaborative agreement for the clinical development and commercialization of the Company's anti-CD20 monoclonal antibody, Rituxan, for the treatment of relapsed or refractory, low-grade or fallicular, CD20 positive, B-cell non-Hodgkin's lymphomas ("B-cell non-Hodgkin's lymphomas"). Concurrent with the collaborative agreement the Company and Genentech also entered into an expression technology license agreement for a proprietary gene expression technology developed by the Company and a preferred stock purchase agreement providing for certain equity investments in the Company by Genentech. Under the terms of these agreements, the Company has received payments totaling $58,500,000 for the attainment of certain product development objectives, which completes the initial contractual development funding as stipulated under the collaborative agreement. Additionally, the Company may be reimbursed by Genentech for certain other development and regulatory approval expenses under the terms of the collaborative agreement. Genentech may terminate this agreement at any time for any reason with a resulting loss of product rights. Included in contract revenues for the three and six months ended June 30, 1998 are $61,000 and $126,000, respectively, to fund specific product development, which approximates the research and development expenses incurred under the program. Included in contract revenues for the six months ended June 30, 1997 is $394,000 to fund specific product development, which approximates the research and development expenses incurred under the program. Included in license fees for the three and six months ended June 30, 1998 is $10,000,000, earned under these agreements.

     In addition, the Company and Genentech are copromoting Rituxan in the United States under a joint business arrangement, with the Company receiving a share of the pretax copromotion profits. Additionally, the Company has a contractual obligation to manufacture and supply Rituxan to Genentech through the end of 1999 with the Company having an option to continue supplying Rituxan thereafter. Under the Company's collaborative agreement with Genentech, the sales price of bulk Rituxan sold to Genentech is capped at a price that is currently less than the Company's cost to manufacture bulk Rituxan. Included in inventories at June 30, 1998, is $3,556,000 of bulk Rituxan inventory that will be sold to Genentech.

     Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States will be the responsibility of F. Hoffmann-La Roche Ltd. ("Hoffmann-La Roche"), except in Japan, where Zenyaku Kogyo Co., Ltd. ("Zenyaku") will be responsible for product development, marketing and sales. The Company will receive royalties on sales outside the United States. Additionally, the Company will receive royalties on sales, if any, of Genentech products manufactured using the Company's proprietary gene expression system.

NOTE 3. COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components. The adoption of Statement No. 130 had no impact on the Company's results of operations or financial position. Statement No. 130 requires unrealized gains on securities available-for-sale to be included as a component of comprehensive income in addition to net income
(loss) for the period. During the six months ended June 30, 1998 comprehensive income totaled $14,059,000 and during the six months ended June 30, 1997 comprehensive loss totaled $14,218,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     IDEC Pharmaceuticals Corporation is primarily engaged in the commercialization and research and development of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases. In November 1997, the Company received approval from the U.S. Food and Drug Administration ("FDA") to market its first product, Rituxan, in the United States, and in June 1998, Hoffmann-La Roche, the Company's European marketing partner was granted marketing authorization for Rituxan in all European Union countries. Rituxan is the trade name in the United States for the compound Rituximab (formerly known as IDEC-C2B8). Outside the United States and Canada Rituxan is marketed as MabThera (Rituximab, Rituxan and MabThera are collectively referred to herein as Rituxan, except where otherwise indicated). Rituxan is being copromoted in the United States under a joint business arrangement with Genentech, with the Company receiving a share of the pretax copromotion profits. Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States will be the responsibility of Hoffmann-La Roche, except in Japan where Zenyaku will be responsible for product development, marketing and sales. The Company will receive royalties on Rituxan sales outside the United States.

     Revenues for the Company consist of revenues from unconsolidated joint business, contract revenues and license fees. To date a substantial portion of the Company's revenues have been derived from contract revenues and license fees, and the Company anticipates that revenues from unconsolidated joint business will comprise an increasing portion of total revenues in the future.

     Revenues from unconsolidated joint business consist of the Company's share of the pretax copromotion profits generated from its joint business arrangement with Genentech, revenue from bulk Rituxan sales to Genentech and reimbursement from Genentech for the Company's sales force and development expenses. Revenues from unconsolidated joint business also include royalty income on sales of Rituxan outside the United States. Under the joint business arrangement, all U.S. sales of Rituxan and associated expenses will be recognized by Genentech, with the Company recording its share of the pretax copromotion profits on a quarterly basis, as defined in the Company's collaborative agreement with Genentech. Pretax copromotion profits under the joint business arrangement are derived by taking U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses by the Company and Genentech.

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

     The Company is obligated to manufacture and supply bulk Rituxan to Genentech through the end of 1999 with an option to continue supplying Rituxan thereafter. The cost of bulk Rituxan sold to Genentech is recorded as manufacturing costs in the Company's condensed consolidated statements of operations. Under the Company's collaborative agreement with Genentech, the sales price of bulk Rituxan sold to Genentech is capped at a price that is currently less than the Company's cost to manufacture bulk Rituxan.

     The Company has incurred increasing annual operating expenses and, with the commercialization of Rituxan, the Company expects such trends to continue. The Company has incurred annual operating losses since its inception in 1985 and the sustained profitability of the Company will be dependent upon the commercial success of Rituxan, product investment and development and revenues from the achievement of product development objectives and licensing transactions. As of June 30, 1998, the Company had an accumulated deficit of $85.4 million.

RESULTS OF OPERATIONS

     Revenues from unconsolidated joint business for the three and six months ended June 30, 1998 totaled $9.6 million and $18.8 million, respectively, compared to $1.9 million for the comparable periods in 1997. Revenues from unconsolidated joint business for the three and six months ended June 30, 1998 reflect the financial results from the commercialization of Rituxan through the Company's collaboration with Genentech. These revenues consist primarily of the Company's share of pretax copromotion profits, sales of bulk Rituxan to Genentech, reimbursement from Genentech for the Company's Rituxan related sales force and development expenses and royalty income from Hoffmann-La Roche on sales of Rituxan outside the United States. The Company's share of the pretax copromotion profits for the three months ended June 30, 1998 amounted to 18% of U.S. net sales of Rituxan before reimbursements to the Company for certain manufacturing, sales and development expenses. Under its agreement with Genentech, the Company will receive a higher share of the pretax copromotion profits upon achievement of an annual fixed profit target by the joint business arrangement from the commercialization of Rituxan. Based upon year-to-date sales progression in the first year of Rituxan commercialization, the Company believes that it may begin receiving this higher share of pretax copromotion profits by the fourth quarter of 1998. Revenues from unconsolidated joint business for the three and six months ended June 30, 1997 consist of sales of bulk Rituxan to Genentech.

     Rituxan net sales to third-party customers in the United States by Genentech for the first and second quarter of 1998 amounted to $35.2 million and $32.0 million respectively. This pattern of sales is consistent with the Company and Genentech's expectations, as initial pent-up demand for Rituxan was satisfied during the first quarter of 1998 and is being replaced by subsequent sales growth driven by increased adoption and use of Rituxan. While the Company is encouraged by the volume of Rituxan sales to existing and new customers, not enough time has passed for these figures to be indicative of future sales.

     Contract revenues for the three and six months ended June 30, 1998 totaled $4.5 million and $7.1 million, respectively, compared to $2.5 million and $5.2 million for the comparable periods in 1997. The increase in contract research revenues for the three and six months ended June 30, 1998 is primarily due to increased funding under a collaborative and license agreement with Eisai Co. Ltd. ("Eisai").

     License fees for the three and six months ended June 30, 1998 totaled $10.0 million and $16.3 million, respectively, compared to $1.0 million and $5.0 million for the comparable periods in 1997. The increase in license fees for the three and six months ended June 30, 1998 is primarily due to a $10.0 million product development milestone payment from Genentech for European approval of Rituxan. Contract revenues and license fees may vary from period to period and are in part dependent upon achievement of certain research and development objectives. The magnitude and timing of contract revenues and license fees may influence the achievement and level of profitability for the Company. The Company continues to pursue other collaborative and license arrangements, however, no assurance can be given that discussions in this regard will result in any such arrangements or that the Company will receive significant revenues from any such collaborative or license arrangements.

     Manufacturing costs totaled $2.9 million and $6.9 million for the three and six months ended June 30, 1998, respectively, compared to $5.2 million and $5.2 million for the comparable periods in 1997. Manufacturing costs for 1998 and 1997 consist of manufacturing costs related to production of bulk Rituxan sold to Genentech. Manufacturing costs are recognized when bulk Rituxan inventory is sold to Genentech. The decrease in manufacturing costs for the three months ended June 30, 1998 is due to the timing of bulk Rituxan sales to Genentech. The Company expects to continue incurring substantial additional manufacturing costs as the Company continues to manufacture and ship bulk Rituxan to Genentech.

     Research and development expenses totaled $7.1 million and $14.2 million for the three and six months ended June 30, 1998, respectively, compared to $10.3 million and $17.8 million for the comparable periods in 1997. The decrease in research and development expenses for the three and six months ended June 30, 1998 is due to certain one-time charges related to acquisition of product rights and development incurred during the three months ended June 30, 1997. The Company expects to continue incurring substantial additional research and development expenses in the future, due to expansion or addition of research and development programs; technology in-licensing and regulatory-related expenses; preclinical and clinical testing of the Company's various products under development; and production scale-up and manufacturing of products used in clinical trials.

     Selling, general and administrative expenses totaled $4.5 million and $8.4 million for the three and six months ended June 30, 1998, respectively, compared to $2.5 million and $4.7 million for the comparable periods in 1997. Selling, general and administrative expenses increased in 1998 due to increased sales and marketing expenses resulting from the commercialization of Rituxan. Selling, general and administrative expenses necessary to support expanded manufacturing capacity, expanded clinical trials, research and development and the potential expansion of the sales and marketing organization are expected to increase in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operating and capital expenditures since inception principally through the sale of equity securities, license fees, contract revenues, lease financing transactions and interest income. The Company expects to finance its current and planned operating requirements principally through cash on hand, funds from its joint business arrangement with Genentech and with funds from existing collaborative agreements and contracts which the Company believes will be sufficient to meet its near-term operating requirements. Existing agreements and contracts, however, could be canceled by the contracting parties. In addition, the Company may, from time to time seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financing or from other sources. There can be no assurance that such additional funds will be obtained through these sources on acceptable terms, if at all. Should the Company not enter into any such arrangements, the Company anticipates its cash, cash equivalents and securities available-for-sale, together with the existing agreements and contracts and cash generated from its joint business arrangement, will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for the foreseeable future. If adequate funds are not available from the joint business arrangement, operations or additional sources of financing, the Company's business could be materially and adversely affected.

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

     At June 30, 1998, the Company had $70.5 million in cash, cash equivalents and securities available-for-sale compared to $69.7 million at December 31, 1997. Sources of cash, cash equivalents and securities available-for-sale during the six months ended June 30, 1998, include $2.1 million from the issuance of common stock issued under employee stock option and purchase plans and $1.3 million provided by operations. Uses of cash, cash equivalents and securities available-for-sale during the six months ended June 30, 1998, included $0.6 million used to purchase capital equipment and $1.8 million used to pay notes payable.

     In September 1997, the Company entered into an agreement with a financial institution under which the Company purchased in a private transaction a capped call option, exercisable only at maturity, representing the Company's right to purchase from the financial institution up to 600,000 shares of the Company's common stock. The Company has the right to settle the capped call option by receiving cash or stock. The capped call option which the Company purchased is expected to be settled, if exercised, with cash paid to the Company in an amount equal to the difference between the strike price and the market price, subject to caps which will limit the total amount of cash the Company could receive. The capped call option will expire prior to the end of 1998.

     Simultaneously, with the purchase of the capped call option, the Company sold to the same financial institution a call option, exercisable only at maturity, entitling the financial institution to purchase from the Company up to 900,000 shares of the Company's common stock at a certain strike price per share. The Company has the right to settle the call option with cash or stock and, if exercised, the Company expects the settle the call option by issuing up to 900,000 shares of the Company's common stock to the financial institution. The call option will expire prior to the end of 1998. The financial institution has advised the Company that it has engaged, and may continue to engage, in transactions, including buying and selling shares of the Company's common stock, to offset its risk relating to the call options, which could affect the market price of the Company's common stock.

     In February 1997, the Company acquired worldwide rights from Pharmacia & Upjohn S.p.A. ("Pharmacia") to 9-aminocamptothecin ("9-AC"), a broad spectrum anti-cancer agent. Under the terms of the 9-AC asset transfer agreement, the Company may make payments to Pharmacia totaling up to $16.0 million, subject to the attainment of certain product development objectives. The Company anticipates that it may achieve a product development objective in 1999 (commencement of a Phase III trial) that would result in the Company making a $6.0 million payment to Pharmacia. The Company is currently seeking a strategic partner for development, marketing, distribution and sale of 9-AC in Europe, however, no assurances can be given that any such arrangement will result.

     In August 1995, the Company completed the receipt of funding under a $10.0 million lease financing agreement to finance both equipment and facility improvements. In July 1998, the Company made a $1.1 million principal payment as required under the terms of the financing agreement.

YEAR 2000 COMPLIANCE

     The Company has appointed a program manager for its Year 2000 Program and is presently assessing in detail the affected computer systems and software products. The Company has completed an initial review of all computer systems and software products in order to identify potential Year 2000 problems within the Company and has begun to communicate with all known suppliers, service providers and other entities with which it has a business relationship (collectively, "Third-Party Businesses") regarding compliance with Year 2000 requirements. While the Company has begun evaluating potential strategies and required modifications for resolving Year 2000 problems (including several manufacturing software systems which have been identified as not being Year 2000-compliant), the dollar amount that the Company will spend to remediate its Year 2000 issues remains uncertain. While management has not completed its assessment of the Year 2000 compliance expenses and related potential effect on the Company's operations, the Company presently intends to utilize internal and external resources to identify, correct or reprogram and test its computer systems for Year 2000 compliance.

     The Company anticipates that its Year 2000 Program will be completed before January 1, 2000. However, there can be no assurance that the Year 2000 Program, or computer systems and applications of Third-Party Businesses on which the Company's operations rely, will be converted on a timely basis, or that any such failure to convert by another company would not have a material adverse effect on the Company's systems. Moreover, a failure to correct any noncompliant manufacturing software could disable the Company's manufacturing capacity, resulting in inventory and product shortages and ultimately creating higher manufacturing costs for the Company. See "Risk Factors -- Limited Manufacturing Experience."

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

                                  RISK FACTORS

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT

     IDEC Pharmaceuticals Corporation has incurred annual operating losses since its inception in 1985 and may incur additional losses in the future. As of June 30, 1998, the Company's accumulated deficit was approximately $85.4 million. There is no guarantee that the Company will achieve profitable operations on an annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OPERATING RESULTS SUBJECT TO SIGNIFICANT FLUCTUATIONS

     The Company's reported quarterly revenues, expenses and operating results are likely to vary significantly in the future due to a variety of factors such as demand for the Company's products, the Company's achievement of certain product development objectives, hospital and pharmacy buying decisions, physician acceptance rates, changes in government or private reimbursement policies, manufacturing constraints, the ability of the Company to obtain approvals of additional products for commercial sale on a timely basis, changes in the Company's level of operating expenses, the Company's ability to attract and retain qualified personnel, changes in the Company's sales incentive plans or copromotion agreements, timeliness of financial reporting by certain strategic partners, foreign currency exchange rates and overall economic conditions. Because the Company's expense levels are based to a significant extent on the Company's expectations of future revenues and, therefore, will vary only slightly in the short term, if revenues fall below expectations, operating results are likely to be adversely and disproportionately affected.

VOLATILITY OF STOCK PRICE

     The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of the Company's common stock, like the stock prices of many publicly traded biotechnology companies, has been highly volatile. Between August 1, 1997 and July 31, 1998, the Company's stock price has fluctuated between $21 7/8 per share and $47 3/8 per share. Numerous factors, both directly and indirectly related to the Company and unrelated to the Company may have a significant impact on the market price of the Company's common stock. Furthermore, in September 1997, the Company entered into an agreement with a financial institution under which the Company sold to the financial institution a call option, exercisable only at maturity, entitling the financial institution to purchase from the Company up to 900,000 shares of the Company's common stock at a certain strike price per share. The financial institution has advised the Company that it has engaged, and may continue to engage, in transactions, including buying and selling shares of the Company's common stock, to offset its risk relating to the call option, which could affect the market price of the Company's common stock.

MANUFACTURING RISKS AND DEPENDENCE ON CONTRACT MANUFACTURERS AND SOLE SOURCE SUPPLIERS

     The Company has the ability to produce only limited quantities of Rituxan and its other product candidates, and it has no fill finish experience and capacity. In addition, the Company's manufacturing experience is limited to preclinical quantities of product candidates and, in the case of Rituxan, 20 months of commercial production; the Company has no experience in the field of chemical manufacturing (as opposed to biologics manufacturing). Furthermore, any microbial or viral contamination of the process, equipment failure or operator error could cause the loss of the entire batch of product being manufactured. Certain bacterial or viral contaminations could cause the closure of the manufacturing plant for an extended period of time, until the cause of the contamination is identified and corrective action is taken, and certain items of manufacturing equipment may have long lead times to perform repair and revalidation prior to use. Loss of regulatory approval of the Company's manufacturing facility could cause closure of the manufacturing plant for an extended period of time, until such approval is re-obtained. While the Company has attempted to plan for most equipment failure contingencies, not all problems can be appropriately addressed ahead of time nor spare parts obtained in a reasonable time frame. Thus, no assurance can be given as to the ultimate performance of the Company's manufacturing facility or the Company's ability to sustain ongoing commercial production. Any unplanned plant shutdowns will ultimately create higher manufacturing costs for the Company and could result in product shortages. See "Lengthy Regulatory Process; No Assurance of Regulatory Approvals."

     The Company's copromotion agreement with Genentech stipulates that the Company commit its full manufacturing capacity to supply Genentech with bulk Rituxan at the higher of a fixed price or Genentech's cost to manufacture per gram until the end of 1999. The Company currently manufactures Rituxan at a cost in excess of the Genentech contract's fixed price, decreased margins on returns from the copromotion agreement. Furthermore, although the Company has the ability to manufacture limited commercial bulk quantities of Rituxan, it is dependent upon Genentech to supplement its Rituxan manufacturing capabilities, to manufacture additional worldwide requirements and to complete all the fill/finish production of Rituxan. There are no assurances that Genentech will be able to manufacture and fill/finish Rituxan on a timely and cost-effective basis to avoid an insufficient supply of Rituxan inventory, which could materially and adversely affect the Company's business, results of operations and financial condition.

     The Company is contractually dependent upon SmithKline Beecham, p.l.c. ("SmithKline Beecham") to fulfill all of the manufacturing requirements for IDEC-CE9.1 and IDEC-151. The Company is currently accepting proposals for a qualified commercial contractor to meet the long-term manufacturing demands for IDEC-Y3B8 and IDEC-In2B8. In addition, as the Company does not have expertise or facilities for small molecule chemical manufacturing, the Company will need to establish a long-term manufacturing arrangement for 9-AC with an appropriate contract manufacturer. The Company's 9-AC clinical material requirements will be met through February 2000 by Pharmacia as part of the product in-license agreement. Additionally, as the Company does not have fill-finish capacity, the Company will be dependent on outside contractors to meet all of the Company's current and future fill/finish requirements. There can be no assurance as to the ultimate performance of any of the Company's current or future contract manufacturers.

     The Company has several vendors for raw materials that are used in the manufacture of products for commercial or clinical trial use that are the sole source available. Any disruption in the supply of these materials would have a material adverse effect on the Company's ability to meet its manufacturing commitments or requirements, would ultimately have a negative effect on manufacturing costs, or could delay significantly current clinical trials. The Company has initiated a program for identifying alternative suppliers for certain raw materials, where possible.

PATENTS AND PROPRIETARY RIGHTS

     The Company's success will depend, in large part, on its ability to maintain a proprietary position in its products through patents, trade secrets and orphan drug designation. The Company owns by assignment 15 issued and 7 allowed U.S. patents, 17 U.S. patent applications and numerous corresponding foreign patent applications, and has licenses to patents or patent applications that are assigned to other entities. No assurance can be given, however, that the patent applications of the Company or the Company's licensors will be issued or that any issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. Moreover, there can be no assurance that any patents issued to the Company or the Company's licensors will not be infringed by others or will be enforceable against others. In addition, there can be no assurance that the patents, if issued, would not be held invalid or unenforceable by a court of competent jurisdiction. Enforcement of the Company's patents may require substantial financial and human resources. Moreover, the Company or its licensees may have to participate in interference proceedings if declared by the U.S. Patent and Trademark Office ("PTO") to determine priority of inventions, which typically take several years to resolve and could result in diminished scope of patent protection and substantial cost to the Company.

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

LIMITED SALES AND MARKETING EXPERIENCE

     The Company has limited experience in commercial sales and marketing. The Company has adopted a strategy of pursuing collaborative agreements with strategic partners which may provide for copromotion of certain of the Company's products within the United States. The Company will also need either to build a sales and marketing support services or else rely on its strategic partners to perform these functions. There can be no assurance that the Company will be able to establish and maintain a successful direct sales and marketing capability in any or all targeted markets or that it will be successful in gaining market acceptance for its products.

     Outside of the United States, the Company has adopted a strategy of pursuing collaborative arrangements with established pharmaceutical companies for marketing, distribution and sale of its products. There can be no assurance that any of these companies or their sublicensees will successfully market, distribute or sell the Company's products or that the Company will be able to establish and maintain successful copromotion or distribution arrangements. Failure to establish a sales capability either in the United States or outside the United States may have a material adverse effect on the Company's business, results of operations and financial condition.

RELIANCE ON THIRD-PARTY DEVELOPMENT AND MARKETING EFFORTS

     The Company has adopted a research, development and product commercialization strategy that is dependent upon various arrangements with strategic partners and others. The success of the Company's products is substantially dependent upon the success of these outside parties in performing their obligations, which include, but are not limited to, providing funding and performing research and development with respect to the Company's products. The Company's strategic partners may also develop products that may compete with the Company's products. There can be no assurance that these parties will perform their obligations as expected, that they will not terminate the agreements, that any revenue will be derived from such arrangements or that these arrangements will be successful in general. If one or more of the Company's strategic partners fail to achieve certain product development objectives, such failure could have a material adverse effect on the Company's ability to fund the related programs and to develop any products that may have resulted from such collaborations.

LENGTHY REGULATORY PROCESS; NO ASSURANCE OF ADDITIONAL REGULATORY APPROVALS; UNCERTAINTIES ASSOCIATED WITH CLINICAL TRIALS

     The testing, manufacturing, labeling, advertising, promotion, export and marketing, among other things, of the Company's proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. The testing and approval process required before a product may be approved requires substantial time, effort and financial resources and there can be no assurance that any approval will be granted on a timely basis, if at all. There can be no assurance that clinical testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's product candidates. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

      Before approving a product the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless cGMP compliance is satisfactory. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed and/or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. Manufacturers of biologics or drugs may also be subject to state regulation.

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

     Under the Orphan Drug Act an approved product that has been granted orphan drug designation by the FDA is entitled to orphan drug exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years. Rituxan has received orphan drug exclusivity in the United States and in 1994, the Company obtained orphan drug designation for IDEC-Y2B8 and IDEC-In2B8 from the FDA to treat certain B-cell non-Hodgkin's lymphomas. However, there can be no assurance that IDEC-Y2B8 or IDEC-In2B8 will receive orphan drug exclusivity for the B-cell non-Hodgkin's lymphoma indication, and it is possible that competitors of the Company could obtain approval, and attendant orphan drug exclusivity, for IDEC-Y2B8 or IDEC-In2B8 for the B-cell non-Hodgkin's lymphoma indication, thus precluding the Company from marketing IDEC-Y2B8 or IDEC-In2B8 for that indication in the United States. In addition, there can be no assurance that competitors will not receive approval of other, different drugs or biologics for B-cell non-Hodgkin's lymphoma. Although obtaining FDA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug designation will remain in effect in the future.

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

     The Company's ability to commercialize its products successfully will depend in part on the extent which appropriate reimbursement levels for the cost of such products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). The cost containment measures that health care payors and providers are instituting, the effect of any health care reform and the rate of acceptance of the product into reimbursement programs could delay the adoption of the Company's products into the marketplace and could materially adversely affect the Company's business, results of operations and financial condition.

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

YEAR 2000 COMPLIANCE

     The Company has appointed a program manager for its Year 2000 Program and is presently assessing in detail the affected computer systems and software products. The Company has completed an initial review of all computer systems and software products in order to identify potential Year 2000 problems within the Company and has begun to communicate with all known suppliers, service providers and other entities with which it has a business relationship (collectively, "Third-Party Businesses") regarding compliance with Year 2000 requirements. While the Company has begun evaluating potential strategies and required modifications for resolving Year 2000 problems (including several manufacturing software systems which have been identified as not being Year 2000-compliant), the dollar amount that the Company will spend to remediate its Year 2000 issues remains uncertain. While management has not completed its assessment of the Year 2000 compliance expenses and related potential effect on the Company's operations, the Company presently intends to utilize internal and external resources to identify, correct or reprogram and test its computer systems for Year 2000 compliance.

     The Company anticipates that its Year 2000 Program will be completed before January 1, 2000. However, there can be no assurance that the Year 2000 Program, or computer systems and applications of Third-Party Businesses on which the Company's operations rely, will be converted on a timely basis, or that any such failure to convert by another company would not have a material adverse effect on the Company's systems. Moreover, a failure to correct any noncompliant manufacturing software could disable the Company's manufacturing capacity, resulting in inventory and product shortages and ultimately creating higher manufacturing costs for the Company. See "-- Limited Manufacturing Experience."

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

ENVIRONMENTAL RISKS

     The Company's business involves the controlled use of hazardous materials, chemicals and radioactive compounds. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company. In addition, disposal of radioactive materials used by the Company in its research efforts may only be made at approved facilities. Approval of a site in California for all California-based companies has been delayed indefinitely. The Company currently stores such radioactive materials on site. The Company may incur substantial cost to comply with environmental regulations.

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

EFFECT OF ANTI-TAKEOVER PROVISIONS

     The Company has taken a number of actions that could have the effect of discouraging a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. The Company has adopted a Stockholder Rights Plan that would cause substantial dilution to a person who attempts to acquire the Company on terms not approved by the Company's Board of Directors. The Stockholder Rights Plan may therefore have the effect of delaying or preventing any change in control and deterring any prospective acquisition of the Company. In addition, the Company's Certificate of Incorporation grants the Board of Directors the authority to issue up to 8,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the Company's stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future. While the Company has no present intention to issue shares of preferred stock, such issuance, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult or less attractive for a third party to acquire a majority of the outstanding voting stock of the Company. Such preferred stock may also have other rights, including economic rights senior to the common stock, and, as a result, the issuance thereof could have a material adverse effect on the market value of the common stock. Furthermore, the Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law ("Section 203"), which prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person first becomes an "interested stockholder," unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company.

                          PART II -- OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.  None

ITEM 2.     CHANGES IN SECURITIES.  None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 On May 21, 1998, the Company held its Annual Meeting of
            Stockholders at which the stockholders approved all of the proposals listed below:

            (1) The election of Kazuhiro Hashimoto, Franklin P. Johnson, Jr., and Bruce R. Ross to the Board of Directors to serve for a three year term ending in the year 2001, or until their successors shall have been duly elected or appointed.

            (2) The amendment to the Company's 1988 Stock Option Plan to increase the total number of common shares authorized for issuance thereunder from 5,480,000 shares to a total of 6,335,000 shares.

            (3) A series of amendments to the Company's 1993 Non-Employee Option Plan, including an increase in the total number of common shares authorized for issuance thereunder from 250,000 shares to a total of 370,000 shares.

            (4) The selection of KPMG Peat Marwick LLP as the Company's independent public accountants for the fiscal year ending December 31, 1998.

                 The following directors received the number of votes set
            opposite their respective names:

                                       For Election      Withheld
                                        ----------       -------
            Kazuhiro Hashimoto          17,740,846       164,608
            Franklin P. Johnson, Jr.    17,737,346       168,108
            Bruce R. Ross               17,740,538       164,916

                 The proposal to amend the 1988 Stock Option Plan received
            13,380,252 affirmative votes (for the amendment), 4,490,106 negative votes (against the amendment) and 35,096 votes abstained. This proposal did not receive any broker nonvotes.

                 The proposal to amend the 1993 Non-Employee Option Plan
            received 14,188,587 affirmative votes (for the amendment), 3,679,234 negative votes (against the amendment) and 37,633 votes abstained. This proposal did not receive any broker nonvotes.

                 The proposal to select KPMG Peat Marwick LLP as the Company's independent public accountants received 17,856,985 affirmative votes (for the selection), 20,683 negative votes (against the selection), and 27,786 votes abstained. This proposal did not receive any broker nonvotes.

ITEM 5.     OTHER INFORMATION.  None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits. The following exhibit is referenced -- Exhibit 27.1 - Financial Data Schedule

   (b)      Report on Form 8-K.  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         IDEC PHARMACEUTICALS CORPORATION


Date: August 12, 1998                By: /s/ William H. Rastetter
     ----------------------              ------------------------------------
                                         William H. Rastetter
                                         Chairman of the Board, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

Date: August 12, 1998                By: /s/ Phillip M. Schneider
     ----------------------              ------------------------------------
                                         Phillip M. Schneider
                                         Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)