Form 10-Q
period 1998-09-30
IDEC PHARMACEUTICALS CORP / DE
filed 1998-11-16
CIK 875045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission file number: 0-19311


                        IDEC PHARMACEUTICALS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                           33-0112644
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


                    11011 Torreyana Road, San Diego, CA 92121
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)

                                 (619) 550-8500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ]


As of October 31, 1998, the Registrant had 20,002,870 shares of its common stock, $.001 par value, issued and outstanding.

                        IDEC PHARMACEUTICALS CORPORATION

                          FORM 10-Q-- QUARTERLY REPORT
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -- September 30, 1998 and
         December 31, 1997 ...................................................... 1

         Condensed Consolidated Statements of Operations -- Three months ended
           September 30, 1998 and 1997 and nine months ended September 30,
           1998 and 1997 ........................................................ 2

         Condensed Consolidated Statements of Cash Flows -- Nine months ended
           September 30, 1998 and 1997 .......................................... 3

         Notes to Condensed Consolidated Financial Statements ................... 4

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................. 6

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............. 9

PART II. OTHER INFORMATION

         Risk Factors ...........................................................10

Item 1.  Legal Proceedings.......................................................17

Item 2.  Changes in Securities ..................................................17

Item 3.  Defaults upon Senior Securities ........................................17

Item 4.  Submission of Matters to a Vote of Security Holders ....................17

Item 5.  Other Information ......................................................17

Item 6.  Exhibits and Reports on Form 8-K .......................................17

                         PART I -- FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS.


IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                         September 30,     December 31,
                                                             1998              1997
                                                         -------------     ------------
                                                          (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                $  19,047         $  34,847
  Securities available-for-sale                               46,194            34,810
  Contract revenue receivables, net                            4,564             3,971
  Due from related party, net                                 10,491                --
  Inventories                                                  8,824             4,134
  Prepaid expenses and other current assets                    2,016             1,431
                                                           ---------         ---------
        Total current assets                                  91,136            79,193

Property and equipment, net                                   21,482            23,449
Investment and other assets                                    3,374             3,371
                                                           ---------         ---------
                                                           $ 115,992         $ 106,013
                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable                         $   1,868         $   3,908
  Accounts payable                                             1,525             1,626
  Accrued expenses                                             8,549             6,382
  Due to related party, net                                       --               870
  Deferred revenue                                               346             6,646
                                                           ---------         ---------
        Total current liabilities                             12,288            19,432
Notes payable, less current portion                            2,505             3,886
Deferred rent                                                  2,261             2,016

Stockholders' equity:
  Convertible preferred stock, $.001 par value                    --                --
  Common stock, $.001 par value                                   20                19
  Additional paid-in capital                                 182,470           179,956
  Unrealized gains on securities available-for-sale               35                57
  Accumulated deficit                                        (83,587)          (99,353)
                                                           ---------         ---------
        Total stockholders' equity                            98,938            80,679
                                                           ---------         ---------
                                                           $ 115,992         $ 106,013
                                                           =========         =========


 See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)


                                                       Three months                Nine months
                                                    ended September 30,         ended September 30.
                                                  ----------------------      ----------------------
                                                    1998          1997          1998         1997
                                                  --------      --------      --------      --------
Revenues:
  Revenues from unconsolidated joint business     $ 12,290      $  2,332      $ 31,046      $  4,210
  Contract revenues                                  2,719         2,595         9,860         7,783
  License fees                                       2,000         1,500        18,300         6,500
                                                  --------      --------      --------      --------
                                                    17,009         6,427        59,206        18,493

Operating expenses:
  Manufacturing costs                                4,055         5,261        10,985        10,475
  Research and development                           8,009         7,988        22,187        25,754
  Selling, general and administrative                3,784         3,477        12,225         8,183
                                                  --------      --------      --------      --------
                                                    15,848        16,726        45,397        44,412
                                                  --------      --------      --------      --------
    Income (loss) from operations                    1,161       (10,299)       13,809       (25,919)

Other income (expenses):
  Interest income, net                                 756           723         2,238         2,240
  Income tax provision                                (152)           --          (282)           --
                                                  --------      --------      --------      --------
                                                       604           723         1,956         2,240
                                                  --------      --------      --------      --------

Net income (loss)                                 $  1,765      $ (9,576)     $ 15,765      $(23,679)
                                                  ========      ========      ========      ========

Earnings (loss) per share:
       Basic                                      $   0.09      $  (0.51)     $   0.80      $  (1.27)
       Diluted                                    $   0.08      $  (0.51)     $   0.67      $  (1.27)

Shares used in calculation of earnings
    (loss) per share:
       Basic                                        19,892        18,875        19,779        18,601
       Diluted                                      22,898        18,875        23,365        18,601

See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                                     Nine months ended
                                                                       September 30,
                                                                  -----------------------
                                                                    1998          1997
                                                                  --------       --------
Cash flows from operating activities:
         Net cash used in operating activities                    $ (2,236)      $(25,146)
                                                                  --------       --------

Cash flows from investing activities:
    Purchase of property and equipment                              (1,252)        (4,729)
    Investment in Cytokine Networks, Inc.                               --         (3,000)
    Purchase of securities available-for-sale                      (45,784)       (27,141)
    Sales and maturities of securities available-for-sale           34,378         39,434
                                                                  --------       --------
         Net cash provided by (used in) investing activities       (12,658)         4,564
                                                                  --------       --------

Cash flows from financing activities:
    Proceeds from issuance of common stock                           2,515          2,585
    Proceeds from notes payable                                         --          3,003
    Payments on notes payable                                       (3,421)        (2,954)
                                                                  --------       --------
         Net cash provided by (used in) financing activities          (906)         2,634
                                                                  --------       --------

Net decrease in cash and cash equivalents                          (15,800)       (17,948)
Cash and cash equivalents, beginning of period                      34,847         25,337
                                                                  --------       --------
Cash and cash equivalents, end of period                          $ 19,047       $  7,389
                                                                  ========       ========


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation: The information at September 30, 1998, and for the three and nine month periods ended September 30, 1998 and 1997, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period. These financial statements should be read in conjunction with IDEC Pharmaceuticals(R) Corporation's (the "Company") Annual Report on Form 10-K/A for the year ended December 31, 1997.

    Revenues from Unconsolidated Joint Business: Revenues from unconsolidated joint business consist of the Company's share of the pretax copromotion profits generated from its joint business arrangement with Genentech, Inc. ("Genentech"), revenue from bulk Rituxan(R) sales to Genentech, reimbursement from Genentech of the Company's sales force and development expenses and royalty income on sales of Rituximab outside the United States. Rituxan is the trade name in the United States for the compound Rituximab (formerly known as IDEC-C2B8). Outside the United States, Rituximab is marketed as MabThera (Rituximab, Rituxan and MabThera are collectively referred to herein as Rituxan, except where otherwise indicated). Under the joint business arrangement, all U.S. sales of Rituxan and associated expenses will be recognized by Genentech, with the Company recording its share of the pretax copromotion profits on a quarterly basis as defined in the Company's collaborative agreement with Genentech (Note 2). Pretax copromotion profits under the joint business arrangement are derived by taking U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses by the Company and Genentech. Revenue from bulk Rituxan sales is recognized when bulk product is accepted by Genentech.

    Contract Revenues: Contract revenues consist of nonrefundable research and development funding under collaborative agreements with the Company's various strategic partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates the Company for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates of the Company and is recognized at the time research and development activities are performed under the terms of the collaborative agreements. Contract revenues earned in excess of contract payments received are classified as contract revenue receivables, and contract research and development funding received in excess of amounts earned are classified as deferred revenue.

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

    Earnings (Loss) Per Share: Earnings (loss) per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities compared to diluted earnings per share which reflects the potential dilution of options, warrants and other convertible securities that could share in the earnings of the Company. Calculations of basic and diluted earnings (loss) per share use the weighted average number of shares outstanding during the period. Diluted earnings per share for the three and nine months ended September 30, 1998 includes the dilutive effect of 3,006,000 shares and 3,586,000 shares, respectively, of common stock from options, warrants and convertible preferred stock and excludes 1,683,000 shares and 649,000 shares, respectively, of common stock from options because the options' exercise price was greater than the average market price of the Company's common stock for the respective periods. Options, warrants and convertible preferred stock were excluded from the calculations of diluted loss per share for the three and nine months ended September 30, 1997, as their effect was antidilutive.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)



NOTE 2. RELATED PARTY ARRANGEMENTS

    In March 1995, the Company and Genentech entered into a collaborative agreement for the clinical development and commercialization of the Company's anti-CD20 monoclonal antibody, Rituxan, for the treatment of relapsed or refractory, low-grade or follicular, CD20 positive, B-cell non-Hodgkin's lymphomas ("B-cell non-Hodgkin's lymphomas"). Concurrent with the collaborative agreement the Company and Genentech also entered into (i) a technology license agreement for a proprietary gene expression technology developed by the Company, and (ii) a preferred stock purchase agreement providing for certain equity investments in the Company by Genentech. Under the terms of the collaborative agreement, Genentech will reimburse the Company for certain development and regulatory approval expenses. Genentech may terminate this agreement at any time for any reason, with a resulting loss of product rights. Included in contract revenues for the three and nine months ended September 30, 1998 are $24,000 and $150,000, respectively, received from Genentech pursuant to the collaborative agreement to fund specific product development. Such amounts approximate the research and development expenses incurred under the program. Included in contract revenues for the three and nine months ended September 30, 1997 are $636,000 and $1,030,000, respectively, received from Genentech pursuant to the collaborative agreement to fund specific product development, which approximates the research and development expenses incurred under the program. The license fees for the nine months ended September 30, 1998 include $10,000,000 earned under these agreements.

    The Company and Genentech are copromoting Rituxan in the United States under a joint business arrangement, with the Company receiving a share of the pretax copromotion profits. Additionally, the Company has a contractual obligation to manufacture and supply bulk Rituxan to Genentech through the end of 1999, and the Company has an option to continue supplying Rituxan thereafter. Under the Company's collaborative agreement with Genentech, the sales price of bulk Rituxan sold to Genentech is capped at a price that is currently less than the Company's cost to manufacture bulk Rituxan. Included in inventories at September 30, 1998, is $5,518,000 of bulk Rituxan inventory that is expected to be sold to Genentech.

    Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of F. Hoffmann-La Roche Ltd. ("Hoffmann-La Roche"), except in Japan, where Zenyaku Kogyo Co., Ltd. ("Zenyaku") will be responsible for product development, marketing and sales. The Company receives royalties on sales outside the United States.


NOTE 3. COMPREHENSIVE INCOME

    As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components. The adoption of Statement No. 130 had no impact on the Company's results of operations or financial position. Statement No. 130 requires unrealized gains on securities available-for-sale to be included as a component of comprehensive income in addition to net income
(loss) for the period. During the nine months ended September 30, 1998 comprehensive income totaled $15,800,000 and during the nine months ended September 30, 1997 comprehensive loss totaled $23,793,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    IDEC Pharmaceuticals Corporation is primarily engaged in the commercialization, research and development of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases. In November 1997, the Company received approval from the U.S. Food and Drug Administration ("FDA") to market its first product, Rituxan, in the United States, and in June 1998, Hoffmann-La Roche, the Company's European marketing partner was granted marketing authorization for Rituximab in all European Union countries. Rituxan is the trade name in the United States for the compound Rituximab (formerly known as IDEC-C2B8). Outside the United States, Rituximab is marketed as MabThera (Rituximab, Rituxan and MabThera are collectively referred to herein as Rituxan, except where otherwise indicated). Rituxan is being copromoted in the United States under a joint business arrangement with Genentech, with the Company receiving a share of the pretax copromotion profits. Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of Hoffmann-La Roche, except in Japan where Zenyaku will be responsible for product development, marketing and sales. The Company receives royalties on Rituxan sales outside the United States.

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

    The Company has a contractual obligation to manufacture and supply bulk Rituxan to Genentech through the end of 1999 and the Company has an option to continue supplying Rituxan thereafter. The cost of bulk Rituxan sold to Genentech is recorded as manufacturing costs in the Company's condensed consolidated statements of operations. Under the Company's collaborative agreement with Genentech, the sales price of bulk Rituxan sold to Genentech is capped at a price that is currently less than the Company's cost to manufacture bulk Rituxan.

    The Company has incurred increasing annual operating expenses and, with the commercialization of Rituxan, the Company expects such trends to continue. The Company has incurred annual operating losses since its inception in 1985 and the sustained profitability of the Company will be dependent upon the continued commercial success of Rituxan, product investment and development and revenues from the achievement of product development objectives and licensing transactions. As of September 30, 1998, the Company had an accumulated deficit of $83.6 million.

RESULTS OF OPERATIONS

    Revenues from unconsolidated joint business for the three and nine months ended September 30, 1998 totaled $12.3 million and $31.0 million, respectively, compared to $2.3 million and $4.2 million for the comparable periods in 1997. Revenues from unconsolidated joint business for the three and nine months ended September 30, 1998 reflect the financial results from the commercialization of Rituxan through the Company's collaboration with Genentech. These revenues consist of the Company's share of pretax copromotion profits, sales of bulk Rituxan to Genentech, reimbursement from Genentech for the Company's Rituxan-related sales force and development expenses and royalty income from Hoffmann-La Roche on sales of Rituxan outside the United States. Under its agreement with Genentech, the Company's share of the pretax copromotion profits rose to a higher percentage upon achievement of an annual fixed profit target by the Rituxan joint business arrangement during the later part of the third quarter of 1998. The Company's share of the pretax copromotion profits for the three months ended September 30, 1998 amounted to 19.1% of U.S. net sales of Rituxan before reimbursements to the Company for certain manufacturing, sales and development expenses. Revenues from unconsolidated joint business for the three and nine months ended September 30, 1997 consist of sales of bulk Rituxan to Genentech.

    Rituxan net sales to third-party customers in the United States by Genentech for the three and nine months ended September 30, 1998 amounted to $36.1 million and $103.3 million respectively. The Company believes pent-up demand for Rituxan was satisfied during the first quarter of 1998 and that subsequent sales growth is being driven by increased adoption and use of Rituxan. At the end of the third quarter of 1998 Genentech began the anticipated transition from drop-shipment directly to end users to a more standard practice of distribution of Rituxan via drug wholesalers. The Company expects additional wholesaler stockings to take place in the fourth quarter. The Company also anticipates increased sales revenue due to a recently announced 6% increase in the wholesale price of Rituxan effective October 5, 1998. While the Company is encouraged by the volume of Rituxan sales to existing and new customers, not enough time has passed for these figures to be indicative of future sales.

    Contract revenues for the three and nine months ended September 30, 1998 totaled $2.7 million and $9.9 million, respectively, compared to $2.6 million and $7.8 million for the comparable periods in 1997. The increase in contract research revenues for the nine months ended September 30, 1998 resulted primarily from increased funding under collaborative license agreements with Eisai Co. Ltd. ("Eisai") and SmithKline Beecham p.l.c. ("SmithKline Beecham"), which was offset by decreased research and development funding from Genentech.

    License fees for the three and nine months ended September 30, 1998 totaled $2.0 million and $18.3 million, respectively, compared to $1.5 million and $6.5 million for the comparable periods in 1997. License fees for the three months ended September 30, 1998 resulted from the achievement of a product development milestone for the Investigational New Drug ("IND") allowance of IDEC-114, an investigational PRIMATIZED(R) anti-B7 monoclonal antibody for the treatment of psoriasis, under the Company`s collaboration with Mitsubishi Chemical Corporation ("Mitsubishi"). License fees for the nine months ended September 30, 1998 consist of a product development milestone payment from Genentech for European approval of Rituxan, a license fee from Kirin Brewery Co., Ltd., Pharmaceutical Division for the license of the Company's proprietary gene expression technology and the aforementioned IND milestone license fee from Mitsubishi. License fees for the three months ended September 30, 1997 consist of a product development milestone under the Company's collaboration with Seikagaku Corporation ("Seikagaku") for the development of PRIMATIZED anti-CD23 antibodies. License fees for the nine months ended September 30, 1997 consist of the aforementioned license fee from Seikagaku and payment from Boehringer Ingelheim GmbH for the license of the Company's proprietary gene expression technology. Contract revenues and license fees may vary from period to period and are in part dependent upon achievement of certain research and development objectives. The magnitude and timing of contract revenues and license fees may influence the achievement and level of profitability for the Company. The Company continues to pursue other collaborative and license arrangements, however, no assurance can be given that discussions in this regard will result in any such arrangements or that the Company will receive significant revenues from any such collaborative or license arrangements.

    Manufacturing costs totaled $4.1 million and $11.0 million for the three and nine months ended September 30, 1998, respectively, compared to $5.3 million and $10.5 million for the comparable periods in 1997. Manufacturing costs for 1998 and 1997 relates to production of bulk Rituxan sold to Genentech. Manufacturing costs are recognized when bulk Rituxan inventory is accepted by Genentech. The lower manufacturing costs during the third quarter of 1998 are primarily the result of greater efficiencies and yields in the manufacture of Rituxan. The Company expects to continue incurring substantial additional manufacturing costs as the Company continues to manufacture and ship bulk Rituxan to Genentech. The Company has an obligation to manufacture and supply Rituxan to Genentech through the end of 1999, and the Company has an option to continue supplying Rituxan thereafter.

    Research and development expenses totaled $8.0 million and $22.2 million for the three and nine months ended September 30, 1998, respectively, compared to $8.0 million and $25.8 million for the comparable periods in 1997. The decrease in research and development expenses for the nine months ended September 30, 1998 is due to certain one-time charges related to acquisition of product rights and development incurred during the three months ended June 30, 1997. The Company expects to continue incurring substantial additional research and development expenses in the future, due to expansion or addition of research and development programs; technology in-licensing and regulatory-related expenses; preclinical and clinical testing of the Company's various products under development; and production scale-up and manufacturing of products used in clinical trials.

    Selling, general and administrative expenses totaled $3.8 million and $12.2 million for the three and nine months ended September 30, 1998, respectively, compared to $3.5 million and $8.2 million for the comparable periods in 1997. Selling, general and administrative expenses increased in 1998 due to increased sales and marketing expenses resulting from the commercialization of Rituxan. Selling, general and administrative expenses necessary to support expanded manufacturing capacity, expanded clinical trials, research and development and the potential expansion of the sales and marketing organization are expected to increase in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operating and capital expenditures since inception principally through the sale of equity securities, license fees, contract revenues, lease financing transactions and interest income. The Company expects to finance its current and planned operating requirements principally through cash on hand, funds from its joint business arrangement with Genentech and with funds from existing collaborative agreements and contracts which the Company believes will be sufficient to meet its near-term operating requirements. Existing collaborative research agreements and contracts, however, could be canceled by the contracting parties. In addition, the Company may, from time to time seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. There can be no assurance that such additional funds will be obtained through these sources on acceptable terms, if at all. Should the Company not enter into any such arrangements, the Company anticipates its cash, cash equivalents and securities available-for-sale, together with the existing agreements and contracts and cash generated from its joint business arrangement, will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for the foreseeable future. If adequate funds are not available from the joint business arrangement, operations or additional sources of financing, the Company's business could be materially and adversely affected.

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

    At September 30, 1998, the Company had $65.2 million in cash, cash equivalents and securities available-for-sale compared to $69.7 million at December 31, 1997. Sources of cash, cash equivalents and securities available-for-sale during the nine months ended September 30, 1998, include $2.5 million from the issuance of common stock issued under employee stock option and purchase plans. Uses of cash, cash equivalents and securities available-for-sale during the nine months ended September 30, 1998, included $2.2 million used in operations, $1.3 million used to purchase capital equipment and $3.4 million used to pay notes payable.

    In February 1997, the Company acquired worldwide rights from Pharmacia & Upjohn S.p.A. ("Pharmacia & Upjohn") to 9-aminocamptothecin ("9-AC"), a broad spectrum anti-cancer agent. Under the terms of the 9-AC asset transfer agreement, the Company may make payments to Pharmacia & Upjohn totaling up to $16.0 million, subject to the attainment of certain product development objectives. The Company anticipates that it may achieve a product development objective in 1999 (commencement of a Phase III trial) that would result in the Company making a $6.0 million payment to Pharmacia & Upjohn. In the event the Company commences Phase III trials, it may seek a strategic partner for development, marketing, distribution and sale of 9-AC in Europe, however, no assurances can be given that any such arrangement will result.

    In September, 1997, the Company sold to a financial institution a call option, exercisable only at maturity, entitling the financial institution to purchase from the Company up to 900,000 shares of the Company's common stock. Also in September, 1997, the Company purchased from the financial institution a call option, exercisable only at maturity, to purchase from the financial institution up to 600,000 shares. Both options expired in September 1998 at no cost to the Company. Neither the Company nor the financial institution exercised their respective option.

    In August 1995, the Company completed the receipt of funding under a $10.0 million lease financing agreement to finance both equipment and facility improvements. In July 1998, the Company made a $1.1 million principal payment as required under the terms of the financing agreement.

YEAR 2000 COMPLIANCE

    The Company has appointed a program manager for its Year 2000 Program and has developed a strategy to address the potential exposures related to the impact on its computer systems for the Year 2000. The Company has completed an initial inventory and review of all system hardware, operating systems including manufacturing and laboratory control systems and application software in order to identify potential Year 2000 problems within the Company. The Company has begun to communicate with all known suppliers, manufacturers, service providers and other entities with which it has a material business relationship (collectively, "Third-Party Businesses") regarding compliance with Year 2000 requirements. The Company has also begun developing plans for implementation and testing required modifications for resolving Year 2000 problems, including several of the Company's manufacturing control systems and application software which have been identified as not being Year 2000-compliant. The financial impact of making the required systems changes cannot be known precisely at this time, but it is currently expected to be less than $2.0 million. The actual financial cost of correcting Year 2000 problems could, however, exceed this estimate.

    The Company anticipates that its Year 2000 Program will be materially completed before January 1, 2000. However, there can be no assurance that the Year 2000 Program, or computer systems and applications of Third-Party Businesses on which the Company`s operations rely, will be converted on a timely basis, or that any such failure to convert by another company would not have a material adverse effect on the Company`s systems. Moreover, a failure to correct any noncompliant manufacturing software could disable the Company`s manufacturing capacity, resulting in inventory and product shortages and ultimately creating higher manufacturing costs for the Company. The failure of any of the Third Party Businesses to be Year 2000 compliant, to the extant that such failure affected the Company's relationship with any such Third Party Business, could also have a material adverse effect on the Company's business. The Company currently has no contingency plans to deal with major Year 2000 failures, though such plans will be developed over the coming quarters.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The disclosures under this item are not required for the Registrant.

                          PART II -- OTHER INFORMATION

    This Form 10-Q contains predictions, estimates and other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. While this outlook represents our current judgment on the future direction of the business, such risks and uncertainties could cause actual results to differ materially from any future performance suggested in this Form 10-Q. The Company undertakes no obligation to release publicly the results of any revisions to these forward-looking statements to reflect events or circumstances arising after the date hereof other than required by the Securities Exchange Act of 1934, as amended, or the rules and regulations promulgated thereunder.

                                  RISK FACTORS

HISTORY OF OPERATING LOSSES; ACCUMULATED DEFICIT

    IDEC Pharmaceuticals Corporation has incurred annual operating losses since its inception in 1985 and may incur additional losses in the future. As of September 30, 1998, the Company's accumulated deficit was approximately $83.6 million. There is no guarantee that the Company will achieve profitable operations on an annual basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OPERATING RESULTS SUBJECT TO SIGNIFICANT FLUCTUATIONS

    The Company's reported quarterly revenues, expenses and operating results are likely to vary significantly in the future due to a variety of factors such as demand for the Company's product (which may be affected by changes in the pricing of the Company's product, including the recent 6% increase to the wholesale price of Rituxan), the Company's achievement of certain product development objectives, hospital and pharmacy buying decisions, physician acceptance rates, changes in government or private reimbursement policies, manufacturing constraints, the ability of the Company to obtain approvals of additional products for commercial sale on a timely basis, changes in the Company's level of operating expenses, the Company's ability to attract and retain qualified personnel, changes in the Company's sales incentive plans or copromotion agreements, timeliness of financial reporting by certain strategic partners, foreign currency exchange rates and overall economic conditions. Because the Company's expense levels are based to a significant extent on the Company's expectations of future revenues and, therefore, will vary only slightly in the short term, if revenues fall below expectations, operating results are likely to be adversely and disproportionately affected.

VOLATILITY OF STOCK PRICE

    The stock market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. In addition, the market price of the Company's common stock, like the stock prices of many publicly traded biotechnology companies, has been highly volatile. Between January 1, 1998 and October 31, 1998, the Company's stock price has fluctuated between $17 1/4 per share and $47 3/8 per share. Numerous factors, both related (directly or indirectly) and unrelated to the Company may have a significant impact on the market price of the Company's common stock.

MANUFACTURING RISKS AND DEPENDENCE ON CONTRACT MANUFACTURERS

    To be commercially successful, the Company must manufacture its products either directly or through third parties, in commercial quantities, in compliance with regulatory requirements (see "Lengthy Regulatory Process; No Assurance of Regulatory Approvals"), and at an acceptable cost. The Company has the ability to produce only limited quantities of Rituxan and its other product candidates, and it has no fill finish experience and capacity and no experience in the field of chemical manufacturing for small molecule drugs. Thus the Company is dependent upon third party manufacturers to manufacture a significant portion of its products and product candidates. In addition, the Company's manufacturing experience is limited to preclinical quantities of product candidates and, in the case of Rituxan, approximately two years of commercial production. Thus, no assurance can be given to the ultimate performance of the Company's manufacturing facility or the Company's ability to sustain ongoing commercial production of that portion of its products that it manufactures on its own.

    The Company's copromotion agreement with Genentech stipulates that the Company commit its full manufacturing capacity to supply Genentech with bulk Rituxan at the higher of a fixed price or Genentech's cost to manufacture per gram until the end of 1999. The Company currently manufactures Rituxan at a cost in excess of the Genentech contract's fixed price, decreasing margins on returns from the copromotion agreement. Furthermore, although the Company has the ability to manufacture limited commercial bulk quantities of Rituxan, the Company is dependent upon Genentech to supplement its Rituxan manufacturing capabilities, to manufacture additional worldwide requirements and to complete all the fill/finish production of Rituxan. Prior to manufacturing Rituxan for sale outside the United States, Genentech will need to obtain any requisite foreign manufacturing process approvals. There are no assurances that Genentech will be able to manufacture and fill/finish Rituxan on a timely and cost-effective basis to avoid an insufficient supply of Rituxan inventory or to obtain and maintain any required manufacturing approvals. The failure of Genentech to so manufacture and fill/finish Rituxan or obtain and maintain required manufacturing approvals could materially and adversely affect the Company's business, results of operations and financial condition.

    The Company is contractually dependent upon SmithKline Beecham to fulfill all of the manufacturing requirements for IDEC-151. IDEC-Y2B8 and IDEC-In2B8 are multiple component products that necessitate coordination between multiple third party contract manufacturers. The Company is currently negotiating with commercial contractors to meet the long-term manufacturing demands for IDEC-Y2B8 and IDEC-In2B8. There can be no assurance that the Company will reach agreement on reasonable terms with such manufacturers or that there will be successful coordination between such manufacturers. In addition, as the Company does not have expertise or facilities for small molecule chemical manufacturing, the Company will need to establish a long-term manufacturing arrangement for 9-AC with an appropriate contract manufacturer. The Company's 9-AC clinical material requirements will be met through February 2000 by Pharmacia & Upjohn as part of the product in-license agreement. Additionally, as the Company does not have fill/finish capacity, the Company will be dependent on outside contractors to meet all of the Company's current and future fill/finish requirements. There can be no assurance as to the ultimate performance of any of the Company's current or future contract manufacturers.

    Biologics manufacturing of the Company's products involves the growing and harvest of cells and the purification of the target protein by removal of impurities in controlled environments. This process is extremely susceptible to product loss due to any microbial or viral contamination of the process. Since the process is highly defined and controlled, any material problem due to equipment failure, vendor or operator error could cause the loss of the entire batch being manufactured. Certain bacterial or viral contamination could cause the closure of the manufacturing plant for an extended period of time, until the cause of the contamination is identified and corrective action is implemented. Certain items of manufacturing equipment may have long lead times to perform repair and revalidation prior to use. The Company has attempted to plan for most equipment failure contingencies. Not all potential problems, however, can be appropriately addressed ahead of time nor spare parts obtained in a reasonable time frame. Any extended unplanned plant shutdowns will ultimately create higher manufacturing costs for the Company and could result in inventory and product shortages.

DEPENDENCE ON SOLE SOURCE SUPPLIERS

     The Company has several suppliers for raw materials that are used in the manufacture of products for commercial or clinical trial use that are the sole source available. Any disruption in the supply of these materials would have a material adverse effect on the Company's ability to meet its manufacturing commitments or requirements, would ultimately have a negative effect on manufacturing costs, or could delay significantly current clinical trials. The Company has initiated a program for identifying alternative suppliers for certain raw materials, where possible.

PATENTS AND PROPRIETARY RIGHTS

    The Company's success will depend, in large part, on its ability to maintain a proprietary position in its products through patents, trade secrets and orphan drug designation. The Company owns by assignment 17 issued and 5 allowed U.S. patents, 18 U.S. patent applications and numerous corresponding foreign patent applications, and has licenses to patents or patent applications that are assigned to other entities. No assurance can be given, however, that the patent applications of the Company or the Company's licensors will be issued or that any issued patents will provide competitive advantages for the Company's products or will not be successfully challenged or circumvented by its competitors. Moreover, there can be no assurance that any patents issued to the Company or the Company's licensors will not be infringed by others or will be enforceable against others. In addition, there can be no assurance that the patents, if issued, would not be held invalid or unenforceable by a court of competent jurisdiction. Enforcement of the Company's patents may require substantial financial and human resources. Moreover, the

Company or its licensees may have to participate in interference proceedings if declared by the U.S. Patent and Trademark Office ("PTO") to determine priority of inventions, which typically take several years to resolve and could result in diminished scope of patent protection and substantial cost to the Company.

    A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Particularly in the monoclonal antibody and recombinant DNA technology field, competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or similar to those of the Company. To date, no consistent policy has emerged regarding the breadth of claims allowed in biopharmaceutical patents. Moreover, United States and foreign country patent laws are distinct and the interpretations thereunder unique to each country. Thus, patentability, validity and infringement issues for the same technology or invention may be resolved differently in different jurisdictions. There can be no assurance that patents do not exist in the United States or in foreign countries or that patents will not be issued that would have an adverse effect on the Company's ability to market its products. Specifically, the Company is aware of several patents and patent applications that may affect the Company's ability to make, use and sell its products. Accordingly, the Company expects that commercializing monoclonal antibody-based products may require licensing and/or cross-licensing of patents with other companies or entities in this field. There can be no assurance that the licenses, which might be required for the Company's processes or products, would be available, if at all, on commercially acceptable terms. The ability to license any such patents and the likelihood of successfully contesting infringement, enforceability or validity of such patents are uncertain and the costs associated therewith may be significant. If the Company is required to acquire rights to valid and enforceable patents but cannot do so at a reasonable cost, the Company's ability to manufacture or market its products would be materially adversely affected.

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

LIMITED SALES AND MARKETING EXPERIENCE

    The Company has limited experience in commercial sales and marketing. The Company has adopted a strategy of pursuing collaborative agreements with strategic partners which may provide for copromotion of certain of the Company's products within the United States. The Company will also need either to build sales and marketing support services or else rely on its strategic partners to perform these functions. There can be no assurance that the Company will be able to establish and maintain a successful direct sales and marketing capability in any or all targeted markets or that it will be successful in gaining market acceptance for its products. Further, there can be no assurance that the Company's market research is accurate or indicative of future sales of Rituxan or future products.

     Outside of the United States, the Company has adopted a strategy of pursuing collaborative arrangements with established pharmaceutical companies for marketing, distribution and sale of its products. There can be no assurance that any of these companies or their sublicenses will successfully market, distribute or sell the Company's products or that the Company will be able to establish and maintain successful copromotion or distribution arrangements. Failure to establish a sales capability either in the United States or outside the United States may have a material adverse effect on the Company's business, results of operations and financial condition.



RELIANCE ON THIRD-PARTY DEVELOPMENT AND MARKETING EFFORTS

    The Company has adopted a research, development and product commercialization strategy that is dependent upon various arrangements with strategic partners and others. The success of the Company's products is substantially dependent upon the success of these outside parties in performing their obligations, which include, but are not limited to, providing funding and performing research and development with respect to the Company's products. The Company's strategic partners may also develop products that may compete with the Company's products. There can be no assurance that these parties will perform their obligations as expected, that they will not terminate the agreements, that any revenue will be derived from such arrangements or that these arrangements will be successful in general. If one or more of the Company's strategic partners fail to achieve certain product development objectives, such failure could have a material adverse effect on the Company's ability to fund the related programs and to develop any products that may have resulted from such collaborations. Furthermore, the Company's revenues are based upon sales recognized by certain third parties. The delay or failure of any such third party to timely record such sales figures could have a material adverse effect on the Company's own reporting of revenues.

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

    Before approving a product the FDA will inspect the facilities at which the product is manufactured and will not approve the product unless cGMP compliance is satisfactory. Even if cGMP compliance is deemed satisfactory at a given time, the FDA may revoke such cGMP approval at a later date if it does not remain satisfied, shutting down the manufacturing facility until the required corrections are made. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed and/or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. Manufacturers of biologics or drugs may also be subject to state regulation.

    The Company will also be subject to a variety of foreign regulations governing manufacturing, clinical trials and sales of its products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. At least initially, the Company intends, to the extent possible, to rely on foreign licensees to obtain regulatory approval for marketing its products in foreign countries.

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


UNCERTAINTIES ASSOCIATED WITH CLINICAL TRIALS

    The Company has conducted and plans to continue to undertake extensive and costly clinical testing to assess the safety and efficacy of its potential products. The rate of completion of the Company's clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including the nature of the Company's clinical trial protocols, existence of competing protocols, size of the patient population, proximity of patients to clinical sites and eligibility criteria for the study. Delays in patient enrollment will results in increased expenses and delays, which could have a material adverse effect on the Company's business, result of operations and financial condition. The Company cannot assure that patients enrolled in the Company's clinical trials will respond to the Company's product candidates. Setbacks are to be expected in conducting human clinical trials. Failure to comply with FDA regulations applicable to such testing can result in delay, suspension or cancellation of such testing, and/or refusal by the FDA to accept the results of such testing. In addition, the FDA may suspend clinical trials at any time if it concludes that the subjects or patients participating in such trials are being exposed to unacceptable risks. Thus, there can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's potential products. Further, there can be no assurance that human clinical testing will show any current or future product candidate to be safe and effective or that data derived therefrom will be suitable for submission to the FDA or will support the Company's submission or a BLA or NDA.

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

UNCERTAINTIES REGARDING HEALTH CARE REIMBURSEMENT AND REFORM

    The future revenues and profitability of biopharmaceutical companies as well as the availability of capital may be affected by the continuing efforts of government and third-party payers to contain or reduce costs of health care through various means. In the United States, there have been, and the Company expects that there will continue to be, a number of federal and state proposals to implement government controls. While the Company cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals could have a material adverse effect on the Company's business, operating results and financial condition.

    The Company's ability to commercialize its products successfully will depend in part on the extent which appropriate reimbursement levels for the cost of such products and related treatment are obtained from governmental authorities, private health insurers and other organizations, such as health maintenance organizations ("HMOs"). The cost containment measures that health care payers and providers are instituting, the effect of any health care reform, a decline in the rate of acceptance of the product into reimbursement programs or an adverse variance in levels of reimbursement could materially adversely affect the Company's business, results of operations and financial condition

PRODUCT LIABILITY EXPOSURE

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

YEAR 2000 COMPLIANCE

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than 15 months, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

    The Company has appointed a program manager for its Year 2000 Program and has developed a strategy to address the potential exposures related to the impact on its computer systems for the Year 2000. The Company has completed an initial inventory and review of all system hardware, operating systems including manufacturing and laboratory control systems and application software in order to identify potential Year 2000 problems within the Company. The Company has begun to communicate with all known suppliers, manufacturers, service providers and other entities with which it has a material business relationship (collectively, "Third-Party Businesses") regarding compliance with Year 2000 requirements. The Company has also begun developing plans for implementation and testing required modifications for resolving Year 2000 problems, including several of the Company's manufacturing control systems and application software which have been identified as not being Year 2000-compliant. The financial impact of making the required systems changes cannot be known precisely at this time, but it is currently expected to be less than $2.0 million. The actual financial cost of correcting Year 2000 problems could, however, exceed this estimate.

    The Company anticipates that its Year 2000 Program will be materially completed before January 1, 2000. However, there can be no assurance that the Year 2000 Program, or computer systems and applications of Third-Party Businesses on which the Company`s operations rely, will be converted on a timely basis, or that any such failure to convert by another company would not have a material adverse effect on the Company`s systems. Moreover, a failure to correct any noncompliant manufacturing software could disable the Company`s manufacturing capacity, resulting in inventory and product shortages and ultimately creating higher manufacturing costs for the Company. The failure of any of the Third Party Businesses to be Year 2000 compliant, to the extant that such failure affected the Company's relationship with any such Third Party Business, could also have a material adverse effect on the Company's business. The Company currently has no contingency plans to deal with major Year 2000 failures, though such plans will be developed over the coming quarters.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.   OTHER INFORMATION.  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

  (a)     Exhibits.

            The following exhibits are referenced.

            Exhibit
            Number        Description
            -------       -----------
            10.70(1)      Amended and Restated 1988 Stock Option Plan (Amended and Restated
                          through February 20, 1998).

            10.71(1)      1993  Non-Employee Directors Stock Option Plan (Amended through
                          February 20, 1998).

            27.1          Financial Data Schedule.

----------
(1) Incorporated by reference to exhibits 99.1 and 99.4, respectively, to the Company's Registration Statement on Form S-8, File No. 333-62817.

  (b)     Report on Form 8-K.  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     IDEC PHARMACEUTICALS CORPORATION


Date: November 11, 1998              By:  /s/ William H. Rastetter
      ----------------------              ------------------------------------
                                          William H. Rastetter
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

Date: November 11, 1998              By:  /s/ Phillip M. Schneider
      ----------------------              ------------------------------------
                                          Phillip M. Schneider
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)