Form 10-K405
period 1998-12-31
IDEC PHARMACEUTICALS CORP / DE
filed 1999-03-31
CIK 875045

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         FOR THE TRANSITION PERIOD FROM

                     ---------------   TO  --------------- .

                        COMMISSION FILE NUMBER: 0-19311

                        IDEC PHARMACEUTICALS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      33-0112644
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                OR ORGANIZATION)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of January 29, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $967,711,000. (Based upon the "closing" price as reported by The Nasdaq Stock Market on January 29, 1999). This number is provided only for the purposes of this report and does not represent an admission by either the Registrant or any such person as to the status of such person.

     As of January 29, 1999, the Registrant had 20,198,378 shares of its common stock, $.001 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 1999 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        IDEC PHARMACEUTICALS CORPORATION
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

                                                                        PAGE
Risk Factors..........................................................    1

                                        PART I
Item 1.   Business....................................................   10
Item 2.   Properties..................................................   28
Item 3.   Legal Proceedings...........................................   28
Item 4.   Submission of Matters to a Vote of Stockholders.............   28

                                       PART II
Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   29
Item 6.   Selected Financial Data.....................................   30
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of
            Operations................................................   30
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................   36
Item 8.   Consolidated Financial Statements and Supplementary Data....   37
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure................................................   54

                                       PART III
Item 10.  Directors and Executive Officers of the Registrant..........   54
Item 11.  Executive Compensation......................................   56
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   56
Item 13.  Certain Relationships and Related Transactions..............   56

                                       PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
            8-K.......................................................   57

                                  RISK FACTORS

     This Form 10-K contains forward-looking statements that involve a number of risks and uncertainties. You should be aware that such statements are projections or estimates as to future events, which may or may not occur.

     In addition to the other information in this Form 10-K, you should carefully consider the following risk factors. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected. The risks and uncertainties described below are not the only ones facing our company, and additional risks and uncertainties may also impair our business operations.

OUR REVENUES RELY SIGNIFICANTLY ON RITUXAN(R) SALES

     Our revenues currently depend largely upon continued U.S. sales of a single commercialized product, Rituxan. We cannot be certain that Rituxan will continue to be accepted in the United States or in any foreign markets. A number of factors may affect the rate and level of market acceptance of Rituxan, including:

     - the perception by physicians and other members of the health care community of its safety and efficacy or that of competing products, if any;

     - the effectiveness of our and Genentech Inc.'s ("Genentech") sales and marketing efforts in the United States and the effectiveness of F. Hoffmann-La Roche, Inc.'s ("Roche") sales and marketing efforts in Europe;

     - unfavorable publicity concerning Rituxan or comparable drugs;

     - its price relative to other drugs or competing treatments;

     - the availability of third party reimbursement; and

     - regulatory developments related to the manufacture or continued use of Rituxan.

     We incurred annual operating losses from our inception in 1985 through fiscal 1997. Given our current reliance upon Rituxan as the principal source of our revenue, any material adverse developments with respect to the commercialization of Rituxan may cause us to incur losses in the future.

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS

     Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Fluctuation may result from a variety of factors, including:

     - our achievement of product development objectives and milestones;

     - demand and pricing for our commercialized products, such as Rituxan;

     - our ability to utilize excess manufacturing capacity by obtaining contract manufacturing relationships;

     - timing and nature of contract manufacturing and contract research and development payments and receipts;

     - hospital and pharmacy buying decisions;

     - clinical trial enrollment and expenses;

     - physician acceptance of our products;

     - government or private healthcare reimbursement policies;

     - our manufacturing performance and capacity and that of our partners;

     - rate and success of product approvals;

     - collaboration obligations and copromotion payments we make or receive;

     - foreign currency exchange rates; and

     - overall economic conditions.

     Our operating results during any one quarter do not necessarily suggest those of future quarters. These results fluctuate periodically because our revenues are driven by certain events such as achievement of product development milestone events and the applicable profit sharing allocation between us and Genentech, based upon our copromotion arrangement.

VOLATILITY OF OUR STOCK PRICE

     The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the market price of our common stock fluctuated between $17 1/4 per share and $50 1/2 per share during the twelve months ended January 29, 1999. The market price of our common stock will likely continue to fluctuate due to a variety of factors, including:

     - material public announcements;

     - the announcement and timing of new product introductions by us or others;

     - technical innovations or product development by us or our competitors;

     - regulatory approvals or regulatory issues;

     - developments relating to patents, proprietary rights and orphan drug status;

     - actual or potential clinical results with respect to our products under development or those of our competitors;

     - political developments or proposed legislation in the pharmaceutical or healthcare industry;

     - hedge and/or arbitrage activities by holders of our 20-year zero coupon subordinated convertible notes ("Notes");

     - period to period fluctuations in our financial results; and

     - market trends relating to our industry.

WE FACE UNCERTAIN RESULTS OF CLINICAL TRIALS OF OUR POTENTIAL PRODUCTS

     Our future success depends in large part upon the results of clinical trials designed to assess the safety and efficacy of our potential products. The completion rate of these clinical trials depends significantly upon the rate of patient enrollment. Factors that affect patient enrollment include:

     - size of patient population for the targeted disease;

     - eligibility criteria;

     - proximity of eligible patients to clinical sites;

     - clinical trial protocols; and

     - the existence of competing protocols (including competitive financial incentives for patients and clinicians) and existing approved drugs (including Rituxan).

     Our inability to enroll patients on a timely basis could result in increased expenses and product development delays, which could have a material adverse effect on our business, results of operations and financial condition. Even if a trial is fully enrolled, significant uncertainties remain as to whether it will prove successful.

     The U.S. Food and Drug Administration ("FDA") regulates clinical trials. Failure to comply with extensive FDA regulations may result in delay, suspension or cancellation of a trial and/or the FDA's refusal to accept test results. The FDA may also suspend our clinical trials at any time if it concludes that the participants are being exposed to unacceptable risks. Consequently, we cannot ensure that Phase I, Phase II or Phas III testing will be completed timely or successfully, if at all, with respect to any of our potential products. Furthermore, we cannot be certain that patients enrolled in our clinical trials will respond to our product candidates, that any product candidate will be safe and effective or that data derived from the trials will be suitable for submission to the FDA or satisfactorily support a biologics licensing application ("BLA") or a new drug application ("NDA").

WE MAY BE UNABLE TO DEVELOP AND COMMERCIALIZE NEW PRODUCTS

     Our future results of operations will depend to a large extent upon our ability to successfully commercialize new products in a timely manner. As a result, we must continue to develop, test and manufacture new products and then must meet regulatory standards and obtain regulatory approvals. Our products currently in development may not receive the regulatory approvals necessary for marketing in a timely manner, if at all. Additionally, the development and commercialization process is time-consuming and costly, and we cannot be certain that any of our products, if and when developed and approved, will be successfully commercialized. Delays or unanticipated costs in any part of the process, our inability to obtain regulatory approval for our products or to maintain manufacturing facilities in compliance with all applicable regulatory requirements could adversely affect our results of operations.

WE RELY HEAVILY ON CONTRACT MANUFACTURERS

     We rely heavily upon third party manufacturers to manufacture significant portions of our products and product candidates. Our own manufacturing capacity is limited and we are capable of producing only a limited quantity of bulk Rituxan and other product candidates. Our manufacturing experience to date has been limited to the production of preclinical and clinical quantities of product candidates and to approximately two years of commercial production of bulk Rituxan. We have no fill/finish experience or capacity and we do not have experience in the field of chemical manufacturing for small molecule drugs and therefore, we rely entirely upon third parties for the manufacture of these drugs. Consequently, we cannot ensure that either our manufacturing facilities or our ability to sustain ongoing production of our products will be able to meet our expectations. Nor can we be certain that we will be able to enter into satisfactory agreements with third party manufacturers. Our failure to enter into agreements with such manufacturers on reasonable terms, if at all, or poor manufacturing performance on our part or that of our third party manufacturers could have a material and adverse effect on our business, financial condition and results of operations.

     We are in the process of completing a modification to our collaborative agreement with Genentech that will allow us to terminate early our obligations to supply to Genentech bulk Rituxan manufactured at our facility. Rather than supplying bulk Rituxan to Genentech through November 1999, we now anticipate transferring all manufacturing responsibilities for bulk Rituxan to Genentech at the end of the third quarter of 1999. We currently manufacture bulk Rituxan at a cost in excess of a fixed price, thereby decreasing our margins on revenue received under the copromotion arrangement, and we expect this condition to continue until such time as we transfer all of the manufacturing of bulk Rituxan to Genentech. We rely upon Genentech to provide a majority of Rituxan manufacturing in order to meet worldwide requirements and to complete all fill/finish requirements and we will rely on Genentech for all Rituxan manufacturing after the transfer is completed. We cannot ensure that Genentech will manufacture and fill/finish Rituxan in sufficient quantities and on a timely and cost-effective basis or that Genentech will obtain and maintain all required manufacturing approvals. Genentech's failure to manufacture and fill/finish Rituxan or obtain and maintain required manufacturing approvals could materially and adversely affect our business, results of operations and financial condition.

     We also rely upon SmithKline Beecham, p.l.c. ("SB") to fulfill all our manufacturing requirements for IDEC-151. Our IDEC-Y2B8 product has multiple components that require successful coordination among several third party contract manufacturers. We are currently negotiating with commercial contractors to meet our long-term manufacturing demands for yttrium and fill/finish of IDEC-Y2B8 bulk product. Upon the completion in 1999 of our obligation to manufacture bulk Rituxan, we will undertake conversion of our manufacturing facility to a multi-product facility, where we will initially manufacture IDEC-Y2B8 and anti-gp39 antibodies. We cannot be certain that this conversion will be successful, that it will receive all necessary regulatory approvals, or that, even if it is successful and such approvals are received, it will be completed within our budgeted time and expense estimations. Our failure to successfully convert the manufacturing facility in a timely manner could have an adverse effect on our product development efforts and our ability to timely file our product license applications and could cause us to incur significant unabsorbed overhead costs. To the extent we cannot produce our own biologics, we will need to rely on third party manufacturers, and we believe that there are only a limited number of manufacturers capable of manufacturing biologics as contract suppliers.

     Because of our lack of experience in and facilities for small molecule chemical manufacturing, we will need to establish a long-term manufacturing arrangement for 9-aminocamptothecin ("9-AC") with a third party contract manufacturer. We cannot be certain that we will reach agreement on reasonable terms, if at all, with those manufacturers or that the integration of our contract manufacturers can be successfully coordinated.

WE RELY HEAVILY ON CERTAIN SUPPLIERS

     Some materials used in our products and potential products, including Rituxan and IDEC-Y2B8, are currently available only from sole or limited number of suppliers. In addition, the suppliers of some materials for our products must be approved by the FDA and/or by other governmental agencies. Although we have initiated a program for identifying alternative suppliers for certain materials, any interruption or delay in our supply of materials or delays in the applicable governmental approval of new suppliers or any loss of a sole source supplier could have a material adverse effect on our business, financial condition and results of operations.

OUR INDUSTRY IS INTENSELY COMPETITIVE

     The biotechnology industry is intensely competitive. We compete with biotechnology and pharmaceutical companies that have been established longer than we have, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also compete in the development of technologies and processes and in acquiring personnel and technology from academic institutions, government agencies, and other private and public research organizations. Consequently, we cannot be certain that we will be able to produce or acquire rights to new products with commercial potential. In addition, we cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours. We are aware that a competitor is in late stage clinical trials with a radiolabeled murine antibody for the treatment of low-grade non-Hodgkin's lymphomas ("NHL").

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE

     We have limited experience with commercial sales and marketing, based entirely upon our launch and subsequent sales of Rituxan. Outside the United States, our strategy is to pursue and to rely solely upon collaborations with established pharmaceutical companies for marketing, distribution and sale of our products. We have no plans to directly market outside the United States. Since we currently rely upon copromotion partners in the United States and rely exclusively on third parties outside the United States, we cannot be certain that our products will be marketed and distributed in accordance with our expectations or that our market research or sales forecasts will be accurate. We also cannot be certain that we will ever be able to develop our own sales and marketing capabilities to an extent that we would not need to rely on third party efforts, or that we will be able to maintain satisfactory arrangements with the third parties on whom we rely.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS OR SECURE RIGHTS TO THIRD PARTY PATENTS

     Our ability to obtain and maintain patent and other protection for our products will affect their success. We are assigned or have rights to or have exclusive access to a number of U.S. and foreign patents, patents pending and patent applications. However, we cannot be certain that such patent applications will be approved, or that any of our patent rights will be upheld in a court of law if challenged. We also cannot be certain that our patent rights will provide competitive advantages for our products or will not be challenged, infringed upon or circumvented by our competitors.

     Because of the large number of patent filings in the biopharmaceutical field, our competitors may have filed applications or been issued patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or similar to ours. We cannot be certain that U.S. or foreign patents do not exist or will not issue that would materially and adversely affect our ability to commercialize our products and product candidates.

     In addition to patents, we rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our partners, employees and consultants. It is possible that such parties will breach our agreements or that courts may not enforce the agreements, leaving us without adequate remedies. We also cannot be certain that our trade secrets will not become known or be independently developed or patented by our competitors.

     We are aware of several third party patents and patent applications (to the extent they issue as patents) that, if successfully asserted against us, may materially affect our ability to make, use, offer to sell, sell and import our products. These third party patents and, patent applications may include, without limitation:

     - U.S. patent applications and foreign counterparts filed by Bristol-Myers Company that disclose antibodies to a B7 antigen;

     - a U.S. patent assigned to Columbia University, which the Company believes has been exclusively licensed to Biogen, related to monoclonal antibodies to the 5C8 antigen found on T cells. The Company believes the 5C8 antigen and gp39, the target for the Company's anti-gp39 antibodies and its collaboration with Eisai Co., Ltd. ("Eisai"), are the same protein expressed on the surface of T cells;

     - a number of issued U.S. and foreign patents that relate to various aspects of radioimmunotherapy of cancer and to methods of treating patients with anti-CD4 antibodies; and

     - three U.S. patents, assigned to Burroughs Wellcome, relating to therapeutic uses of CHO glycosylated antibodies.

     The owners, or licensees of the owners, of these patents and patent applications (to the extent they issue as patents) may assert that one or more of our products infringe one or more claims of such patents. Such owners or licensees of foreign counterparts to these patents and any other foreign patents may assert that one or more of our products infringe one or more claims of such patents. Specifically, if legal action is commenced against us to enforce any of these patents and patent applications (to the extent they issue as patents) and the plaintiff in such action prevails, we could be prevented from practicing the subject matter claimed in such patents or patent applications.

     If our intellectual property rights are challenged, we may be required or may desire to obtain licenses to patents and other intellectual property held by third parties to develop, manufacture and market our products. However, we cannot be certain that we will be able to obtain these licenses on commercially reasonable terms, if at all, or that any licensed patents or intellectual property will be valid or enforceable. In addition, the scope of intellectual property protection is subject to scrutiny and change by courts and other governmental bodies. Litigation and other proceedings concerning patents and proprietary technologies can be protracted, expensive and distracting to management and companies may sue competitors as a way of delaying the introduction of competitors' products. Any litigation, including any interference proceeding to determine priority of inventions and oppositions to patents in foreign countries, may be costly and time-consuming and could have a material adverse effect on our business, financial condition and results of operations. See "Item 1. Business -- Patents and Proprietary Technology."

WE MAY BE UNABLE TO MAINTAIN THIRD PARTY RESEARCH AND DEVELOPMENT RELATIONSHIPS

     Funding of research and development efforts depend largely upon various arrangements with strategic partners and others who provide us with funding and who perform research and development with respect to our products. Such strategic partners may generally terminate their arrangement with us at any time. These parties may develop products that compete with ours, and we cannot be certain that they will perform their contractual obligations or that any revenues will be derived from such arrangements. If one or more of our strategic partners fail to achieve certain product development objectives, such failure could have a material adverse effect on our ability to fund related programs and develop products.

FAILURE TO OBTAIN PRODUCT APPROVALS OR COMPLY WITH GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS

     As pharmaceutical manufacturers, our partners and we are subject to extensive, complex, costly and evolving governmental rules, regulations and restrictions administered by the FDA, by other federal and state agencies, and by governmental authorities in other countries. In the United States, our products cannot be marketed until after they are approved by the FDA. Obtaining an FDA approval involves the submission, among other information, of the results of preclinical and clinical studies on the product, and requires substantial time, effort and financial resources. Rituxan is our only product that has received FDA approval, and we cannot be certain that any of our product candidates will be approved either in the United States or in other countries in a timely fashion, if at all. Both before and after approval, we are subject to numerous other FDA requirements, and to government inspection at all times. Our failure to meet or comply with any rules, regulations or restrictions of the FDA or other agencies could result in fines, unanticipated expenditures, product delays, non-approval or recall, interruption of production and even criminal prosecution. Although we have instituted internal compliance programs, we cannot be certain that such programs will meet regulatory agency standards or that any lack of compliance will not have a material adverse effect on our business, financial condition or results of operations.

OUR BUSINESS EXPOSES US TO PRODUCT LIABILITY CLAIMS

     Our design, development and manufacture of products involves an inherent risk of exposure to product liability claims and related adverse publicity. Insurance coverage is expensive and difficult to obtain, and we may be unable to obtain coverage in the future on acceptable terms, if at all. Although we currently maintain product liability insurance for our products in the amounts we believe to be commercially reasonable, we cannot be certain that the coverage limits of our insurance policies or those of our strategic partners will be adequate. If we are unable to obtain sufficient insurance at an acceptable cost or if a claim is brought against us, whether fully covered by insurance or not, our business, results of operations and financial condition could be materially adversely affected.

FAILURE TO ADEQUATELY ADDRESS THE YEAR 2000 ISSUE COULD ADVERSELY AFFECT OUR BUSINESS

     We have assessed and continue to assess the potential impact of the situation commonly referred to as the Year 2000 Issue. The Year 2000 Issue concerns the inability of many information systems and computer software products to properly recognize and process date sensitive information related to the year 2000 and beyond. As a result information systems and computer software used by many companies may need to be modified and upgraded.

     We have several information improvement initiatives underway and have appointed a program manager for our Year 2000 program. We have completed an initial inventory and review of all system hardware, operating systems (including manufacturing and laboratory control systems) and application software in order to identify potential Year 2000 problems and we have developed plans for and have begun implementing upgrades and testing in many systems. Our plan includes sending inquiries to our major third party suppliers and partners seeking comfort that they are Year 2000 compliant. We do not know the financial impact of making the required system and software modifications, but we currently expect the cost to be less than $2.0 million. However, we cannot be certain that the actual cost of correcting the Year 2000 Issue will not exceed this estimate. Our business, financial condition and results of operations could be materially adversely affected if third party suppliers, manufacturers, service providers and other entities do not adequately address their Year 2000 Issues or if we at the company fail to successfully complete our initiatives.

     We are currently relying upon Genentech to provide for all Year 2000-related contingency plans relating to the manufacture and sale of Rituxan; however, we have not received such contingency plan from Genentech. Genentech anticipates that contingency planning will begin in the first quarter of 1999. Any failure by Genentech to address issues which would result in their inability to timely produce Rituxan would have a material adverse impact on our business. Additionally, we currently have no contingency plans to deal with any Rituxan or non-Rituxan related failures resulting from the Year 2000 issue. We expect to develop contingency plans during the second quarter of 1999.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL OR TO REPURCHASE THE ZERO COUPON SUBORDINATED CONVERTIBLE NOTES

     We expend and will likely continue to expend substantial funds to complete the research, development, manufacturing and marketing of our potential future products. Consequently, we may seek to raise capital through collaborative arrangements, strategic alliances, and/or equity and debt financings or from other sources. We may be unable to raise additional capital on commercially acceptable terms, if at all, and if we raise capital through equity financing then existing stockholders may have their ownership interests diluted. If we are unable to generate adequate funds from operations or from additional sources, then our business, results of operations and financial condition may be materially and adversely affected.

     If we undergo certain events constituting a change of control prior to February 16, 2004, we will be obligated to repurchase all outstanding Notes at the option of the holder. However, it is possible that we will not have sufficient funds at that time, will not be able to raise sufficient funds, or that restrictions in our indebtedness will not allow such repurchases. In addition, certain major corporate events that would increase our indebtedness, such as leveraged recapitalizations, would not constitute a change of control under the Indenture.

FUTURE TRANSACTIONS MAY ADVERSELY AFFECT OUR BUSINESS OR THE MARKET PRICE OF SECURITIES

     We regularly review potential transactions related to technologies, products or product rights and businesses complementary to our business. Such transactions could include mergers, acquisitions, strategic alliances, off-balance sheet financings, licensing agreements or copromotion agreements. We may choose to enter into one or more of such transactions at any time, which may cause substantial fluctuations to the market price of securities that we have issued. Moreover, depending upon the nature of any transaction, we may experience a charge to earnings, which could also have a material adverse impact upon the market price of securities that we have issued.

WE RELY UPON CERTAIN KEY PERSONNEL

     Our success will depend, to a great extent, upon the experience, abilities and continued services of our executive officers and key scientific personnel. We do not carry key-man life insurance on any of our officers or personnel. If we lose the services of any of these officers or key scientific personnel, we could suffer a material adverse effect on our business, financial condition and results of operations. Our success also will depend upon our ability to attract and retain other highly qualified scientific, managerial, sales and manufacturing personnel and our ability to develop and maintain relationships with qualified clinical researchers. Competition for such personnel and relationships is intense and we compete with numerous pharmaceutical and biotechnology companies as well as with universities and non-profit research organizations. We cannot be certain that we will be able to continue to attract and retain qualified personnel or develop and maintain relationships with clinical researchers.

WE ARE SUBJECT TO UNCERTAINTIES REGARDING HEALTH CARE REIMBURSEMENT AND REFORM

     Our ability to commercialize products depends in part on the extent to which patients are reimbursed by governmental agencies, private health insurers and other organizations, such as health maintenance organizations ("HMOs"), for the cost of such products and related treatments. Our business, results of operations and financial condition could be materially adversely affected if health care payers and providers implement cost-containment measures and governmental agencies implement healthcare reform.

OUR BUSINESS INVOLVES ENVIRONMENTAL RISKS

     Our business and the business of several of our strategic partners, including Genentech, involves the controlled use of hazardous materials, chemicals, biologics and radioactive compounds. Biologics manufacture is extremely susceptible to product loss due to microbial or viral contamination, material equipment failure, or vendor or operator error. Although we believe that our safety procedures for handling and disposing of such materials complies with state and federal standards, there will always be the risk of accidental contamination or injury. In addition, certain microbial or viral contamination may cause the closure of the respective manufacturing facility for an extended period of time. By law, radioactive materials may only be disposed of at state approved facilities. We currently store our radioactive materials on-site because the approval of a disposal site in California for all California-based companies has been delayed indefinitely. If and when a disposal site is approved, we may incur substantial costs related to the disposal of such material. If liable for an accident, or if we suffer an extended facility shutdown, we could incur significant costs, damages and penalties that could have a material adverse effect on our business, financial condition and results of operations.

THE ZERO COUPON SUBORDINATED CONVERTIBLE NOTES LEVERAGED US CONSIDERABLY

     As a result of issuing the Notes in February 1999, we raised approximately $113.1 million in cash by incurring indebtedness of $345.0 million at maturity. As a result of this indebtedness, our principal and interest obligations will increase substantially. The degree to which we are leveraged could materially adversely affect our ability to obtain future financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. The holders of the Notes may require us to purchase the Notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase. We have the option to repay the Notes plus accrued original issue discount in cash, our common stock or a combination thereof.

     In addition, in the event of our insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up or upon our default in payment with respect to any indebtedness or an event of default with respect to such indebtedness resulting in the acceleration thereof, our assets will be available to pay the amounts due on the Notes only after all our senior indebtedness has been paid in full. Moreover, holders of common stock would only receive the assets remaining after payment of all indebtedness and preferred stock, if any.

WE HAVE ADOPTED SEVERAL ANTITAKEOVER MEASURES AND THE ZERO COUPON SUBORDINATED CONVERTIBLE NOTES MAY HAVE FURTHER ANTITAKEOVER EFFECT

     We have taken a number of actions that could have the effect of discouraging a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example, we reincorporated into Delaware, which subjects us to Section 203 of the Delaware General Corporation Law, providing that the Company may not enter into a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in the code section. In addition, we have adopted a Stockholder Rights Plan that would cause substantial dilution to a person who attempts to acquire our company on terms not approved by our Board of Directors. In addition, our Board of Directors has the authority to issue, without vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares. Any such preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock. The Board of Directors has no present intention of issuing any additional shares of preferred stock (approximately 227,514 shares of non-voting convertible preferred stock were outstanding as of December 31, 1998), but reserves the right to do so in the future. In addition, our copromotion arrangement with Genentech provides Genentech with the option to buy the rights to Rituxan in the event that we undergo a change of control, which may limit our attractiveness to potential acquirors.

     We are required by the terms of the Notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any Note at the option of its holder and at a price equal to the issue price plus accrued original issue discount to the date of repurchase. This feature of the Notes may have an antitakeover effect.

WE HAVE NOT PAID AND DO NOT PLAN TO PAY DIVIDENDS

     We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings for use in our business and therefore do not anticipate paying any dividends in the future.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     IDEC Pharmaceuticals Corporation ("IDEC Pharmaceuticals" or the "Company") is a biopharmaceutical company engaged primarily in the research, development and commercialization of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases. Our first commercial product, Rituxan, and our most advanced product candidate, IDEC-Y2B8, are for use in the treatment of certain B-cell NHLs. B-cell NHLs currently afflict approximately 260,000 patients in the United States. We are also developing products for the treatment of certain solid tumor cancers and various autoimmune diseases (such as lupus and psoriasis). Solid tumor cancers are diagnosed in approximately 1,100,000 new patients each year, and lupus and psoriasis together currently afflict approximately 5,600,000 patients in the United States.

     In November 1997, Rituxan became the first monoclonal antibody approved by the FDA for a cancer therapy indication. Since that time, Rituxan, marketed pursuant to a copromotion arrangement between us and Genentech, achieved U.S. net sales of approximately $157.2 million through December 31, 1998, making it the best-selling (based on first-year dollar volume sales) cancer drug ever approved for marketing in the United States. In June 1998, Roche received approval to begin marketing Rituxan (under the trade name MabThera) in the fifteen European Union countries. To date, Roche has launched MabThera in nine of these countries, and we receive a royalty on sales of MabThera. Pricing approval is still pending in some European Union countries.

     Delivered intravenously as a treatment for B-cell NHL, Rituxan offers a favorable side effect profile. Treatment with Rituxan is given as four weekly intravenous infusions over a twenty-two day period as compared to chemotherapy, which is typically given in repeated cycles for up to four to eight months. Thus, Rituxan offers the possibility of increased quality of life during the treatment of cancer, while maintaining a response rate that compares favorably with conventional treatments. In its pivotal Phase III clinical trial involving 166 evaluable patients, Rituxan, administered as a single agent achieved a partial (at least 50% tumor shrinkage) or complete response to therapy in forty-eight percent (48%) of patients on an intent to treat basis (80 of 166 patients). Eighty-seven percent of evaluable patients demonstrated at least a quantifiable shrinkage in tumor size. For the 80 patients achieving a partial or complete response, the median time of regrowth of the tumor was 11.6 months from the onset of response, and the Company believes 19 of such 80 patients are experiencing ongoing remissions. Because of its favorable safety profile, the Company believes that Rituxan is a strong candidate for combination therapy, and the Company is currently researching its possible uses in this role.

BACKGROUND INFORMATION

     In order to better analyze the Company's business and its prospects, it is helpful to understand the field in which the Company operates, including the general manner in which the Company's products and product candidates interact with people's bodies and, in particular, with the diseases that its products and product candidates are designed to target. Each of the following subsections provides background information which is important to gaining an understanding of the Company's products and product candidates:

          - Antibodies and the Immune System. The immune system is composed of specialized cells, including B cells and T cells, that function in the recognition, destruction and elimination of disease causing foreign substances and of virally infected or malignant cells. The role of these specialized cells is determined by receptors on the cell surface which govern the interaction of the cell with foreign substances and with the rest of the immune system. For example, each differentiated B cell of the immune system has a different antibody anchored to its surface that serves as a receptor to recognize foreign substances. This antibody then triggers the production of additional antibodies which, as free-floating molecules, bind to and eliminate these foreign substances. Each foreign substance is individually identifiable by structures on its surface known as antigens, which serve as binding sites for the specific antibodies. T cells play more diverse roles, including the identification and destruction of virally infected or malignant cells.

          A variety of technologies have been developed to produce antibodies as therapeutic agents. These include hybridoma technology and molecular biology techniques such as gene cloning and expression, which can now be applied to the generation, selection and production of hybrid monoclonal antibody varieties known as chimeric and humanized antibodies, as well as strictly human antibodies. Chimeric antibodies are constructed from portions of non-human species (typically mouse) antibodies and human antibodies. In these applications, the portion of the antibody responsible for antigen binding (the "variable region") is taken from a non-human antibody and the remainder of the antibody (the "constant region") is taken from a human antibody. Compared to mouse ("murine") monoclonal antibodies, chimeric antibodies generally exhibit lower immunogenicity (the tendency to trigger an often adverse immune response such as a human anti-mouse antibody, or "HAMA" response), are cleared more slowly from the body, and function more naturally in the human immune system. Humanized antibodies can be constructed by grafting several small pieces of a murine antibody's variable region onto a constant region framework provided by a human antibody. This process, known as "CDR grafting," reduces the amount of foreign materials in the antibody, rendering it closer to a human antibody. However, the construction of humanized antibodies by CDR grafting requires complex computer modeling, and the properties of the resulting antibody are not completely predictable and may, in fact, still trigger a HAMA response.

          - B-Cell Non-Hodgkin's Lymphomas. As with other cell types in the body, B cells and T cells may become malignant and grow as immune system tumors, such as B-cell NHLs. B-cell NHLs are cancers of the immune system which currently afflict approximately 260,000 patients in the United States. Treatment alternatives for B-cell NHL patients include chemotherapy, radiation therapy, and more recently, the Company's Rituxan that is indicated for use in relapsed or refractory, low grade or follicular, CD20 positive, B-cell NHL. B-cell NHLs are diverse with respect to prognosis and treatment, and are generally classified into one of three groups (low, intermediate or high grade) based on histology and clinical features. These three groups are further subdivided by the International Working Formulation ("IWF") into subclasses A through J: low grade (A, B and C); intermediate grade (D, E, F and G); and high grade (H, I and J). Low grade or follicular B-cell NHL is comprised of IWF subclasses A through
     D. The Company estimates that approximately half of the 260,000 patients afflicted with B-cell NHL in the United States have low grade or follicular disease. Of such patients afflicted with low grade or follicular B-cell NHL in the United States, approximately 20,000 will have been diagnosed during the past 12 months. Patients with low grade lymphomas have a fairly long life expectancy from the time of diagnosis (median survival 6.6 years), despite the fact that low grade NHLs are almost always incurable. Intermediate grade and high grade lymphomas are more rapidly growing forms of these cancers, which in some cases can be cured with early, aggressive chemotherapy. New diagnoses of NHLs have increased approximately 6% annually since 1982, with 55,400 new diagnoses in the United States estimated for 1998. The increase is due in part to the aging of the population and to the increasing prevalence of lymphomas in the AIDS patient population. In approximately 90% of the cases in the United States, non-Hodgkin's lymphomas are of B-cell origin, the remainder is of T-cell origin.

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

          - Solid Tumor Cancers. Solid tumor cancers are comprised primarily of non-hematologic malignancies and, according to American Cancer Society estimates, approximately 1.1 million new cases were diagnosed in 1998. The five most frequently diagnosed solid tumor cancers in the United States account for 59% of all cancers (722,300 new cases) and include prostate (184,500), breast (180,300), lung (171,500), colorectal (131,600) and bladder (54,400). Standard therapies for most solid tumors include surgery, radiation, chemotherapy or some combination of the three modalities.

          - Autoimmune and Inflammatory Diseases. Systemic lupus erythematosus ("SLE") inflammatory bowel disease ("IBD"), asthma, allergic rhinitis, rheumatoid arthritis and multiple sclerosis ("MS") are autoimmune and inflammatory diseases that require ongoing therapy and afflict more than 6 million patients in the United States. Autoimmune disease occurs when the patient's immune system goes awry, initiating a cascade of events which results in an attack by the patient's immune system against otherwise healthy tissue and often includes inflammation of the involved tissue. Autoimmune diseases are typically treated with products such as steroids and nonsteroidal, anti-inflammatory agents and with other therapies, all of which are limited for several reasons, including their lack of specificity and ineffectiveness when used chronically. Furthermore, steroids suppress the immune system and make the patient susceptible to infections while nonsteroidal, anti-inflammatory agents have limited efficacy and have been implicated in the formation of gastro-intestinal ulcerations.

          - Regulation of Immune System Cells. Monoclonal antibodies may be used to bind to specific subsets of human immune system cells and may act to deplete, to suppress or to up-regulate the activity of the targeted cells. Indeed, the high specificity of monoclonal antibodies enables them to selectively act against different types of B cells or T cells. Depletion of diseased immune cells or suppression of disease-causing immune activities may be possible by using antibodies that attach to specific antigens on the surface of target immune system cells. In particular, the individual B and T cells of the immune system express a broad variety of surface antigens (cell surface markers). Such antigens not only differentiate one cell type from another, but also differentiate individual cells from other cells with specificity for different antigens. Monoclonal antibodies may also be used to bind to molecules, such as cytokines, in the plasma which serve as soluble mediators of immune system cell activity. By neutralizing these molecules, monoclonal antibodies may be used to alter immune cell activity and/or migration, for example, in inflammatory conditions.

THE COMPANY'S PRODUCT AND PRODUCT CANDIDATES

     Rituxan, our first product approved for marketing in the United States, and our primary products still under development address immune system disorders, such as lymphomas, solid tumor cancers, and autoimmune and inflammatory diseases, such as SLE and psoriasis. In addition, the Company has discovered certain other product candidates through the application of its technology platform. The products either commercialized or in preclinical and clinical development by the Company and its partners include the following.

 IMMUNE SYSTEM CANCER PRODUCTS:         INDICATION              STATUS(1)           DEVELOPMENT/MARKETING(2)
 ------------------------------         ----------              ---------           ------------------------
Rituxan..........................  Certain B-cell NHL     U.S.: Approved          Genentech (U.S. co-
                                                          European Union:         promotion) Roche (worldwide
                                                          Approved(3) Japan:      except U.S. and Japan)
                                                          Phase II                Zenyaku (Japan)
IDEC-Y2B8........................  Certain B-cell NHL     Phase III               No current partner
                                   (radioimmunotherapy)
9-AC.............................  Solid tumor/cancers    Phase II                No current partner
AUTOIMMUNE AND INFLAMMATORY
  PRODUCTS:
PRIMATIZED IDEC-151..............  Psoriasis              Pilot                   SB (worldwide)
Humanized Anti-gp39..............  Various autoimmune     Phase II                Eisai (Europe and Asia)
                                   diseases, initially
                                   SLE
PRIMATIZED Anti-gp39.............  Various autoimmune     Lead compound selected  Eisai (Europe and Asia)
                                   diseases
PRIMATIZED Anti-B7
  (IDEC-114).....................  Various autoimmune     Phase I                 Mitsubishi (Asia)
                                   diseases, initially
                                   psoriasis
PRIMATIZED Anti-CD23
  (IDEC-131).....................  Various allergic       Preclinical             Seikagaku (Europe and Asia)
                                   conditions, initially  development
                                   allergic asthma
Humanized and PRIMATIZED
  Anti-MIF.......................  Various inflammatory   Discovery               No current partner
                                   conditions
OTHER PRODUCTS:
PROVAX (antigen formulation).....  Cancer therapeutic     Phase I(4)              No current partner
                                   vaccines

---------------
(1) As used in this Form 10-K, "Discovery" means that the research phase is ongoing and a lead compound has not yet been selected. "Lead compound selected" means agents have been identified that meet preselected criteria in assays for activity and potency. "Preclinical development" means lead compound undergoing testing required prior to submission of IND. "Phase I" means initial human studies designed to establish the safety, dose tolerance and pharmacokinetics of a compound. "Pilot" means a Phase I/II study is currently being designed for this indication, however, prior clinical activities have been conducted in other indications" "Phase I/II" means initial human studies designed to establish the safety, dose tolerance and pharmacokinetics of a compound and which may be designed to show preliminary activity of a compound in patients with the targeted disease. "Phase II" means human studies designed to establish safety, optimal dosage and preliminary activity of a compound. "Phase III" means human studies designed to lead to accumulation of data sufficient to support a marketing license application such as a BLA or an NDA, including data relating to efficacy.

(2) IDEC Pharmaceuticals has retained exclusive marketing rights in the United States for IDEC-Y2B8, anti-gp39, IDEC-131, IDEC-114, 9-AC and all anti-MIF products.

(3) Pricing approval is still pending in certain European countries.

(4) Although Phase I trials have been completed, the Company does not intend to pursue further development unless and until it enters into a partnering arrangement for such development.

  IMMUNE SYSTEM CANCER PRODUCTS

     IDEC Pharmaceuticals' objective with respect to treating B-cell NHLs is to use its anti-CD20 antibodies to target, bind to and selectively eliminate both the patient's normal and malignant B cells. The following is a brief description of each of the Company's products in this area:

          - Rituxan. Rituxan is a genetically engineered, chimeric murine/human monoclonal antibody designed to harness the patient's own immune mechanisms to destroy tumor cells. In November, 1997, Rituxan was approved in the United States for treatment of certain B-cell NHLs and the Company and Genentech now copromote Rituxan in the United States pursuant to a copromotion arrangement. In June 1998 Roche received approval to begin marketing Rituxan (under the trade name MabThera) in the fifteen European Union countries, and Roche has begun marketing MabThera in nine of these countries, with the Company receiving royalties on sales in such countries. To date, Rituxan has received marketing approval in 30 countries worldwide. Pricing approval, however, is still pending in some countries. Other European approvals are still pending.

          Laboratory studies performed by the Company have shown that the antibody attaches to the CD20 antigen on B cells and activates a group of proteins known as "complement," leading to normal and malignant B-cell destruction. Additionally, the antibody, when bound to the CD20 antigen, recruits macrophages and natural killer cells to attack the B cells. Through these and other mechanisms, the antibody utilizes the body's immune defenses to lyse (rupture) and deplete B cells. B cells have the capacity to regenerate from early precursor cells that do not express the CD20 antigen. The depletion of normal B cells observed in clinical experience to date has been only temporary, with normal B-cell regeneration typically occurring within six to nine months. The capacity of a tumor to regrow after treatment with Rituxan will depend on the number of malignant B cells, or malignant B-cell precursors (if the malignancy first appeared within a precursor cell), remaining after treatment.

          Rituxan was the first monoclonal antibody approved in the United States for a cancer therapy indication. Rituxan is unique in the treatment of B-cell NHLs due to its specificity for the antigen CD20, which is expressed only on normal and malignant B cells, but not on other tissues of the body, and its mechanism of action as compared to conventional lymphoma therapies, including experimental radioimmunotherapies. These properties of Rituxan allow its use in patients where chemotherapy is either poorly tolerated or ineffective in inducing disease remissions. Rituxan is easily administered as outpatient therapy by personnel trained in the use of chemotherapies. A standard course of Rituxan therapy consists of four intravenous infusions given on days 1, 8, 15 and 22, whereas chemotherapy is given typically in repeating cycles for up to four to eight months.

          Rituxan is indicated for single agent use in relapsed or refractory, low grade or follicular, CD20 positive, B-cell NHLs, which comprise nearly half of the prevalence of B-cell NHLs in the United States. Ongoing or completed Phase II studies suggest that Rituxan may also be useful in combination with chemotherapy in low grade or follicular B-cell NHLs, and as a single agent, or in combination with various chemotherapies, in the treatment of other forms of B-cell NHLs. In relapsed or chemotherapy refractory B-cell NHLs, which have to date proven to be incurable, Rituxan provides a means to induce remissions of disease in some patients without subjecting the patient to the toxicity and duration of therapy that are typical of chemotherapy regimens. In certain newly diagnosed B-cell NHLs that are curable with early aggressive chemotherapy, the Company believes that the addition of Rituxan to combination regimens may improve the overall cure rate. Demonstration of improved cure rate (i.e. long-term disease remissions) is being sought through ongoing, randomized controlled trials. In Phase III clinical trials, Rituxan, given as a single agent to patients with relapsed or refractory, low grade or follicular, CD20 positive, B-cell NHL, achieved partial or complete responses to therapy in 48% of patients on an intent to treat basis (80 of 166 patients). Of the 80 responding patients (tumor shrinkage greater than 50% verified over at least two independent observations 28 days apart), 10 were complete responses (6%), and 70 were partial responses (42%). The median duration of response (time from first determination of response to tumor regrowth) in the 80 responders was 11.6 months, despite the short duration (22 days) of the full course of therapy. The Company believes that 19 of the 80 responders (approximately 24%) are experiencing ongoing remissions lasting from one-and-a-half to three years.

     Retrospective analysis of patient subgroups in the Phase III Rituxan trial showed responses in patients with poor prognostic features, who generally respond poorly to chemotherapy regimes, such as age greater than 60, extranodal disease, prior relapse from autologous bone marrow transplant, or relapse or failure of anthracycline containing regimens.

     There are standard response criteria for solid tumor cancers, chronic lymphocytic leukemia, Hodgkin's disease and acute myelogenous leukemia, but currently none for B-cell NHL. As a result, clinical response rates in B-cell NHL may vary depending on which criteria is being applied. For example, one of the requirements for scoring a complete response in the Rituxan pivotal trial was that all measurable lesions must have shrunk to less than 1X1cm. Using this conservative criterion, an 6% complete response rate was reported. However, as presented at the American Society of Hematology meeting in December 1998, complete response rates for the Rituxan pivotal trial increased significantly when analyzed according to alternative minimums for lesion shrinkage, i.e.: 18% CR and 28% CR when analyzed using 1.5X1.5cm and 2.0X2.0cm, respectively. Until uniform criteria is adopted for all B-cell NHL trials, complete response rates will vary widely depending on the measures being utilized.

     The following figure shows the percentage change in tumor size in all 166 patients entered into the Phase III trial of Rituxan in relapsed or refractory, low grade or follicular CD20 positive, B-cell NHL.

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

     In December 1998, the Company presented information on the results of a Phase II Rituxan re-treatment study at the American Society of Hematology Conference. This Phase II study in patients with low grade or follicular, CD20 positive, B-cell NHL was conducted to determine the safety and efficacy of Rituxan in patients who had relapsed or were refractory to prior chemotherapy, but had responded previously to Rituxan. It appears from the initial analyses of the study that patients who responded to one regimen of Rituxan may be re-treated with additional courses of Rituxan without impairment of bone marrow function (myelosuppression) or development of an immune response (antibodies) to CD20 antibody therapy -- a response called human anti-chimeric antibody (HACA). Of 60 patients treated, 56 were considered evaluable for efficacy. The overall response rate was 41%, with 7 out of 56 (12.5%) being complete responders and 16 out of 56 (28.6%) being partial responders. Median time to progression and duration of response have not been reached after more than 10 months of follow-up. While the overall safety profile seen with re-treatment was similar to what was reported for the initial treatment with Rituxan (primarily infusion-related events that usually occurred within a few hours of the first infusion) other events that occurred less frequently included: leukopenia, nausea, transient bronchospasm, and mild hypotension. These results will be submitted to the FDA in the second quarter of 1999 in support of expanding the information on re-treatment included in the package insert provided to clinicians using Rituxan in the treatment of patients B-cell NHL.

     A recent clinical study published in Journal of Clinical Oncology in January 1999, assessed the safety and effectiveness of Rituxan used in combination with cyclophosphamide, doxorubicin, vincristine and prednisone (collectively known as "CHOP") chemotherapy in low-grade or follicular B-cell NHL. The 40 patients entered into the study achieved a 95% response rate after treatment. Of the 40 patients, 22 patients had complete responses (55%), 16 patients had partial responses and two patients were registered but not treated. In this study, medians for duration of response and time to progression had not been reached after a median observation time of 29+ months. Twenty-eight of the 38 assessable patients (74%) continued in remission during this median follow-up period. Attending physicians attributed 75% of toxicity associated with this combined treatment to the CHOP chemotherapy. The most frequently experienced adverse events were neutropenia, alopecia, nauseas and fever. Rituxan was associated with fever and chills.

     This CHOP/Rituxan Phase II study and a similar Phase II study conducted by Genentech in intermediate and high grade B-cell NHL served as the basis for the commencement of a large, randomized controlled cooperative Phase III study by the NCI, the Eastern Cooperative Oncology Group, the Cancer and Leukemia Group B, and the Southwest Oncology Group. This study will examine whether the addition of Rituxan to the CHOP regime will improve cure rates (long term remission) in elderly (age greater than 60 years) intermediate and high grade B-cell NHL patients.

     The most common adverse events associated with Rituxan, based on the Company's clinical trial experience, are infusion-related, consisting mainly of mild to moderate flu-like symptoms (e.g., fever, chills, rigors) that occur in the majority of patients during the first infusion. Other events which occur with less frequency include nausea, rashes, fatigue and headaches. More serious events include hypotension, wheezing, sensation of tongue or throat swelling and recurrence of cardiac events in patients with a history of angina or arrhythmia. These symptoms were usually limited in duration to the period of infusion and decrease with subsequent infusions. These adverse events are generally more mild and of a shorter duration than the adverse events associated with chemotherapy.

     In the fourth quarter of 1998, Genentech, Roche and IDEC Pharmaceuticals notified doctors of the occurrence in certain patients of severe infusion-related adverse events that resulted in eight fatalities out of approximately 14,000 patients treated worldwide since Rituxan was launched.

     In an effort to identify expanded applications for Rituxan, the Company, in conjunction with Genentech and Roche, has authorized over 120 Rituxan post-marketing study concepts to date, at least two of which will be large Phase III studies. Several of these trials will explore the use of Rituxan in a variety of investigational B-cell NHL clinical settings including: (i) combination therapy with widely used chemotherapy regimens for both low grade and intermediate/high grade disease; (ii) single agent therapy in newly diagnosed, previously untreated low grade disease; (iii) integration into autologous bone marrow transplant regimens both as an in-vivo purging agent prior to bone marrow harvest and post-transplant as consolidation therapy; and

(iv) treatment of AIDS-related B-cell NHLs. Additionally, clinical trials have been initiated in other B-cell malignancies and pre-malignant conditions such as CLL, multiple myeloma and lymphoproliferative disorders associated with solid organ transplant therapies.

     - IDEC-Y2B8. Due to the sensitivity of B-cell tumors to radiation, radiation therapy has historically played, and continues to play, an important role in the management of B-cell lymphomas. Radiation therapy currently consists of external beam radiation focused on certain areas of the body with tumor burden. IDEC Pharmaceuticals is developing an antibody product that is intended to deliver targeted immunotherapy by means of injectable radiation to target sites expressing the CD20 antigen, such as lymphatic B-cell tumors. In clinical testing, the isotope indium-111 may be used to image the patient's tumor and to ensure that normal organs are not exposed to undue radiation from the subsequently administered therapeutic product, which uses the isotope yttrium-90. The low-energy gamma particle emitted by indium is detectable outside the body, thereby allowing the physician to determine the localization of the antibody in the tumor. The companion yttrium-90 isotope provides targeted radiation therapy by emitting a high-energy beta particle that is absorbed by surrounding tissue, leading to tumor destruction. The Company's objective with IDEC-Y2B8 is to provide safer, more effective radiation therapy than is possible with external beam radiation or with other isotopes and to provide this radiation therapy in an outpatient setting.

     Other radioisotopes, such as iodine-131, emit both beta and gamma radiation and at certain therapeutic doses require that the patient be hospitalized and isolated in a lead-shielded room for several days. In contrast, the beta particle emitted by yttrium-90 is absorbed by tissue immediately adjacent to the antibody and is concentrated at the antibody target. The Company believes that this short penetrating radiation will permit the use of the product in outpatient therapy, and has conducted its clinical trials in the outpatient setting.

     The Company completed a dose-escalating Phase I clinical trial with IDEC-Y2B8 in 15 patients in early 1995. In August 1996, the Company initiated a clinical trial that incorporates both IDEC-Y2B8 and Rituxan, and preliminary results of this trial were reported at the December 1997 meeting of the American Society of Hematology ("ASH"), and updated at the October 1998 annual meeting of the American Society for Therapeutic Radiology and Oncology ("ASTRO"). In this open label, Phase I/II clinical trial, 48 patients with advanced, relapsed B-cell NHL received pretreatment with Rituxan to maximize tumor localization and activity of subsequently administered IDEC-Y2B8. Patients received 250mg/m(2) of Rituxan plus an imaging dose of the product bound to indium-111. During the following week, patient tumors were imaged using the low-energy gamma radiation emitted by the indium isotope. On day eight, patients received a second infusion of Rituxan at 250mg/m(2) followed by a therapeutic dose of IDEC-Y2B8 at 0.2, 0.3 or 0.4 mCi/kg of body weight.

     Patients with low grade or follicular B-cell NHL showed an overall response rate (complete and partial responses) of 82% (28/34) across all dose groups, with a response rate of 81% (17/21) for patients with low grade or follicular B-cell NHL who received the standard 0.4mCi/kg dose of IDEC-Y2B8. Of the 28 responders with low grade B-cell NHL, 14 are still in ongoing remission. After a median of 7.2 months of follow-up, the Kaplan-Meier estimate of median time to progression in the 28 responders is 12.4 months. These patients continue to be followed.

     Of the patients with low grade or follicular B-cell NHL, 27% (9/34) had complete responses and 56% (19/34) had partial responses. Different criteria are in use today to define complete responses in B-cell NHL. In the IDEC-Y2B8 trial, complete responses required reduction in size of diseased lymph nodes to not more than 1cmX1cm -- the same, rigorous standard used for the approval of Rituxan. Patients with intermediate grade B-cell NHL treated on the Phase I/II trial exhibited an overall response rate of 43% (6/14), with a complete response rate of 29% (4/14) and a partial response rate of 14% (2/14).

     Adverse events associated with the treatment regimen were primarily transient and reversible hematologic toxicities (i.e., blood-cell count reductions). The median time to reversal of blood-cell count reductions was 14 days. Investigators reported no major organ dysfunctions. In all patients, normal organs including the red marrow received radiation doses well below the safety limits proscribed in the clinical protocol. Human anti-mouse or anti-chimeric antibody (HAMA/HACA) reactions were observed in only 2% (1/51) of patients and were not a therapy-limiting factor.

     The Company has initiated two pivotal trials with IDEC-Y2B8. The first trial will enroll and treat approximately 150 relapsed or refractory, low grade or follicular B-cell NHL patients who have not previously been treated with Rituxan. This is a two-arm, randomized, controlled trial using the standard regimen of Rituxan alone versus Rituxan followed by IDEC-Y2B8. The primary endpoint of this trial is overall response rate, with the objective of showing a statistically significant advantage in efficacy for IDEC-Y2B8 over Rituxan alone. Patient accrual is anticipated to be completed by the end of third quarter of 1999. The second trial is in relapsed or refractory, low grade or follicular B-cell NHL patients who have already been treated with Rituxan but did not achieve a significant response to Rituxan in terms of overall tumor shrinkage or duration of remission. Again, overall response rate is the primary endpoint. 60 patients will be entered in this trial and accrual is anticipated to be completed by the middle of 1999.

     The Company expects that Rituxan and IDEC-Y2B8 will provide complementary products for the management of B-cell NHLs. Because most B-cell NHLs are treated today in community-based group practices, Rituxan fits nicely into the community practice, as no special equipment or extensive training is required for its administration or for management of treatment related side effects. Rituxan has shown activity even in patients refractory to chemotherapy and is indicated for this use, so that it may provide a viable option for the community-based oncologist prior to referral of the patient to the major medical center for treatment with more aggressive therapies, potentially including IDEC-Y2B8. By contrast, all radioimmunotherapies will be administered by the nuclear medicine specialists or radiation oncologists at the major medical or cancer centers that are equipped for the handling, administration and disposal of radioisotopes. Also, the nuclear medicine department, but not the community-based practice, has the specialized equipment and governmental licenses that are required for use of radioisotopes. Thus the Company believes that referral patterns will develop for treatment of B-cell NHL patients with radioimmunotherapies at major medical centers after the community-based oncologist has exhausted all other options, such as Rituxan or chemotherapy, for the management of his or her patients. This trend will be further reinforced by the observation made by the Company, and by others working in the field, of the substantial clinical activity of radioimmunotherapies in patients with late-stage disease that has become refractory to chemotherapies. Thus, IDEC Pharmaceuticals is committed to the development and commercialization of IDEC-Y2B8 as a complementary product to Rituxan that might be used throughout the course of a patient's disease providing an alternative, for both the patient and the healthcare professional, to conventional chemotherapies.

     - 9-Aminocamptothecin. In July 1997, IDEC Pharmaceuticals completed its acquisition of worldwide rights to 9-AC from Pharmacia & Upjohn S.p.A. ("Pharmacia & Upjohn"). This drug was acquired as part of a consent decree issued by the Federal Trade Commission ("FTC") regarding the merger of Pharmacia AB with The Upjohn Company. IDEC Pharmaceuticals now holds exclusive rights to all licenses and technology related to 9-AC and is proceeding with clinical development of the compound. In preclinical and Phase I/II clinical studies conducted by Pharmacia & Upjohn and the National Cancer Institute ("NCI"), 9-AC has shown broad-spectrum activity against a variety of solid tumors. A semi-synthetic analogue of the plant-derived molecule camptothecin, 9-AC belongs to a class of drugs known as camptothecins that interferes with DNA replication by inhibiting a critical nuclear enzyme, topoisomerase I. In October 1997, the Company announced that it had begun treating patients as part of a Phase I/II clinical trial of 9-AC. The trial is aimed at verifying the maximum tolerated dose of 9-AC, determined by other investigators in earlier trials, and at seeking an initial indication to pursue for marketing approval. The investigational study population includes patients with any one of eight solid tumor types: non-small cell lung, colorectal, pancreatic, gastric, bladder, prostate, head and neck, or kidney. The Company intends to involve additional centers in the Phase II portion of the trial. If the investigators see at least one response in any tumor type, additional patients with that cancer will be studied in Phase IIB of the trial to determine an estimate of the response rate for that disease. If the investigators identify a meaningful response rate for one or more tumor types, the Company will attempt to secure a partner with whom to take an indication into a registration or pivotal study.

  AUTOIMMUNE AND INFLAMMATORY PRODUCTS

     IDEC Pharmaceuticals is developing a proprietary new class of antibodies, termed PRIMATIZED(R) antibodies, that are of part human, part macaque monkey, origin. These antibodies are structurally similar to, and potentially indistinguishable by a patient's immune system from, human antibodies. PRIMATIZED antibodies may provide therapeutic intervention for diseases or conditions not amenable to chronic treatment with mouse-derived antibodies. The Company's objective with its PRIMATIZED antibodies is to provide therapies that can be used to control autoimmune diseases characterized by overactive immune functions. The Company has entered into research and development collaborations with SB, Mitsubishi Chemical Corporation ("Mitsubishi"), Seikagaku Corporation ("Seikagaku") and Eisai, all of which utilize the Company's PRIMATIZED technology and which target distinct, cell surface antigens. See "-- Strategic Alliances."

          - PRIMATIZED IDEC-151. In March 1998, the Company and SB announced that they had selected IDEC-151 (designated SB-217969 by SB for its clinical development) as their lead PRIMATIZED anti-CD4 antibody for the treatment of rheumatoid arthritis ("RA"). In a Phase I portion of a Phase I/II study of 32 patients with moderate to severe RA, the results of which were announced in late November 1997, IDEC-151 displayed no CD4 depletion and no infusion-related adverse events. Based upon the clinical profile of IDEC-151 shown in the Phase II portion of this study, as well as the current competitive landscape for new products in RA, SB has decided to discontinue the development of IDEC-151 for RA at this time and instead to continue development of IDEC-151 in another autoimmune disease, psoriasis. Trials in this indication will be conducted by SB and are in the planning stages.

          - Humanized Anti-gp39 (IDEC-131) and PRIMATIZED Anti-gp39. In December 1995, the Company entered into a research and development collaborative agreement with Eisai. The collaboration focuses on developing humanized and PRIMATIZED antibodies against the gp39 antigen. This antigen, also referred to as the CD40 ligand, is an essential immune system trigger for B-cell activation and antibody production. Potential target indications include transplantation and antibody-mediated autoimmune diseases such as idiopathic thrombocytopenic purpura ("ITP") and SLE. The development of the Company's humanized anti-gp39 monoclonal antibody ("IDEC-131") is based on technology that the Company licensed from Dartmouth College, where researchers have shown that the binding of gp39 to its CD40 receptor on B cells is essential for proper immune system function. These researchers generated anti-gp39 antibodies that blocked this T-cell and B-cell interaction and halted disease progression in a variety of animal models of disease characterized by abnormal or unwanted immune response. Moreover, when researchers ended the animals' anti-gp39 treatments, the animals' antibody-producing capacity returned to normal levels, but their disease remained suppressed. Treatment with the anti-gp39 antibodies appeared to have reset the animals' immune systems and restored a normal immune response. Under the collaborative agreement, the Company and Eisai have agreed to develop a humanized anti-gp39 antibody and launch additional efforts to develop a second generation, PRIMATIZED anti-gp39 antibody. This effort has resulted in the identification of the humanized anti-gp39 antibody lead candidate, IDEC-131, which underwent preclinical testing, process development and manufacturing of clinical trial material in early 1997. The Company filed an IND for IDEC-131 in November 1997 and began a Phase I clinical study in SLE in February 1998.

          - PRIMATIZED Anti-B7. In November 1993, the Company entered into a research and development collaboration with Mitsubishi that focuses on the development of PRIMATIZED antibodies directed at a B7 antigen. This B7 antigen appears on the surface of antigen-presenting cells and is involved in the interaction of these cells with T cells in triggering a cascade of immune system responses. Antibodies directed at the B7 antigens may block this cascade and, therefore, may be useful in preventing unwanted immune responses in certain inflammatory and chronic autoimmune conditions such as psoriasis, arthritis and MS. Mitsubishi has actively shared in the development process, generating animal models and participating in research with the Company. On October 26, 1998, IDEC Pharmaceuticals announced that it had begun a Phase I clinical trial with PRIMATIZED anti-B7.1, IDEC-114. The study will evaluate the safety, tolerability and pharmacokinetics of a single dose of the investigational agent in approximately 24 patients with psoriasis.

          - PRIMATIZED Anti-CD23. In December 1994, the Company entered into a collaboration with Seikagaku aimed at the development of PRIMATIZED anti-CD23 antibodies for the potential treatment of allergic rhinitis, asthma and other allergic conditions. Antibodies against the CD23 receptor on certain white blood cells inhibit the production of immune system molecules called immunoglobulin class E, or IgE, which are known to trigger allergic conditions. At the same time, anti-CD23 antibodies do not affect the production of the immunoglobulins (the patient's own antibodies) responsible for granting protective immunity to infectious agents. Thus, PRIMATIZED anti-CD23 antibodies may provide a unique new approach to treating chronic illnesses such as allergic rhinitis and asthma. This effort has resulted in the identification of a PRIMATIZED antibody lead candidate which is expected to continue preclinical testing, process development and manufacturing of clinical material during 1999, with an expected IND filing in late 1999.

          - Humanized and PRIMATIZED Anti-MIF. Macrophage migration inhibitory factor ("MIF") is the body's natural counter-regulatory cytokine which serves to override the anti-inflammatory activities of natural and administered steroids. Inhibition of MIF may represent a novel approach to the management of a variety of acute and chronic inflammatory diseases, including steroid-resistant rheumatoid arthritis and asthma. In September 1997, IDEC Pharmaceuticals licensed from Cytokine Networks, Inc. ("CNI"), a privately-held bio-pharmaceutical company, development rights to CNI's anti-MIF antibody technology. Under the terms of the licensing and development agreement, the Company became the exclusive licensee of CNI's rights to the anti-MIF antibody technology for therapeutic and diagnostic applications. In return for these rights, the Company made a $3.0 million preferred equity investment in CNI, which will also receive milestone payments (up to a maximum of $10.5 million) and royalties on the sales by the Company of approved products resulting from the collaboration.

TECHNOLOGY

     The Company is developing products for the management of immune system cancers, solid tumors and autoimmune and inflammatory diseases. Our antibody products bind to specific subsets of human immune system cells, or to soluble mediators of immune cell activity, and act to deplete or to alter the activity of these cells. The products are administered intravenously and target cells or soluble mediators located in easily accessible compartments of the body, specifically the blood, the lymphatic fluid and the synovial fluid. For treatment of B-cell NHLs, our products target a cell surface marker known as CD20 which is present only on B cells but not on B-cell precursors. These products act to reduce total B-cell levels, including both malignant and normal B cells. The depletion of normal B cells observed in clinical experience to date has been only temporary, with regeneration occurring within months from the unaffected B-cell precursors. The Company believes that its lead product, Rituxan, and, if successfully developed, our radioimmunotherapeutic agent, IDEC-Y2B8, may provide therapeutic alternatives to complement the treatment of certain B-cell NHLs.

     Due to their specificity and affinity for cell surface receptors, monoclonal antibodies are an attractive means by which to treat autoimmune diseases. Attachment of monoclonal antibodies to specific cell surface receptors can be used to suppress aberrant and unwanted immune activity. Historically, however, the use of monoclonal antibodies as an ongoing therapy has been limited by the body's rejection of the mouse-derived ("murine") components of the antibodies. Murine monoclonal antibodies, which are structurally different from human antibodies, tend to trigger adverse immune reactions when used as therapies. These reactions include a HAMA response in which the patient's immune system produces antibodies against the therapeutic antibody, thus limiting its effectiveness.

     The Company has developed the following proprietary technology for use with and in the development of its products:

          - PRIMATIZED Antibody Technology. The Company has developed a proprietary PRIMATIZED antibody technology designed to avoid HAMA responses and other immunogenicity problems by developing monoclonal antibodies from primate rather than mouse B cells. These antibodies are characterized by their strong similarity to human antibodies and by the absence of mouse components. In 1998, the Company received an issued U.S. patent covering its PRIMATIZED antibodies. Underlying this proprietary technology is our discovery that macaque monkeys produce antibodies that are structurally indistinguishable from human antibodies in their variable (antigen-binding) regions. Further, the Company found that the macaque monkey can be immunized to make antibodies that react with human, but not with macaque, antigens. Genetic engineering techniques are then used to isolate the portions of the macaque antibody gene that encode the variable region from a macaque B cell. This genetic material is combined with constant region genetic material from a human B cell and inserted into a host cell line which then expresses the desired antibody specific to the given antigen. The result is a part human, part macaque PRIMATIZED antibody which appears structurally to be so similar to human antibodies that it may be accepted by the patient's immune system as "self." This development allows the possibility of therapeutic intervention in chronic diseases or other conditions that are not amenable to treatment with antibodies containing mouse components. The Company is currently using its PRIMATIZED technology for the development of its IDEC-151, IDEC-114 and anti-CD23 product candidates.

          - PROVAX(TM) Antigen Formulation. The Company has also discovered a proprietary antigen formulation, PROVAX, which has shown the ability to induce cellular immunity, manifested by cytotoxic T lymphocytes, in animals immunized with protein antigens. Cellular immunity is a counterpart to antibody-based immunity and is responsible for the direct destruction of virally infected and malignant cells. PROVAX is a combination of defined chemical entities and may provide a practical means for the development of effective immunotherapies that act through the induction of both antibody and cell-mediated immunity. The Company believes such immunotherapies may be useful for the treatment of certain cancers and viral diseases. Preliminary studies also indicate that PROVAX can be safely administered by injection to human subjects. We intend to make PROVAX available through licenses and collaborations to interested partners for development of immunotherapeutic vaccines.

          - Proprietary Vector Technologies. The Company has developed methods of engineering mammalian cell cultures using proprietary gene expression technologies ("vector technologies") that rapidly and reproducibly select for stable cells, producing high levels of desired proteins. These technologies allow the efficient production of proteins at yields that may be significantly higher, and costs that may be significantly lower, than current, competing cell culture manufacturing methods. The Company has successfully applied one of these technologies to the commercial scale production of Rituxan.

STRATEGIC ALLIANCES

     The Company has entered into one or more strategic partnering arrangements for many of its product development programs. Through these strategic partners, the Company is funding a significant portion of its product development costs and is capitalizing on the production, development, regulatory, marketing and sales capabilities of its partners. Unless otherwise indicated, the amounts shown below as potential payments include license fees, research and development fees and milestone payments. In addition, the Company's strategic partners would pay royalties on product sales, or in the case of Genentech or SB, would in addition share copromotion profits in the United States once products are commercialized. The Company's entitlement to such payments depends on achieving milestones related to development, clinical trials results and regulatory approvals and other factors. These arrangements include:

          - Genentech, Inc. In March 1995, the Company and Genentech entered into a collaborative agreement for the clinical development and commercialization of the Company's anti-CD20 monoclonal antibody, Rituxan, for the treatment of B-cell NHLs. Concurrent with the collaborative agreement, the Company and Genentech also entered into an expression technology license agreement for a proprietary gene expression technology developed by the Company and a preferred stock purchase agreement providing for certain equity investments that have been made in the Company by Genentech. In November 1995, the Company, Zenyaku Kogyo Co. Ltd. ("Zenyaku") and Genentech entered into a joint development, supply and license agreement pursuant to which Zenyaku received exclusive rights to develop, market and sell Rituxan in Japan and the Company will receive royalties on sales of Rituxan in Japan. In addition, the Company and Genentech are copromoting Rituxan in the United States. Genentech retained commercialization rights throughout the rest of the world, except in Japan. Genentech has granted Roche exclusive marketing rights outside of the United States, and Roche has elected to market Rituximab under the trade name MabThera. The Company and Roche are currently discussing an arrangement for commercialization of Rituxan in Canada. The Company will receive royalties on sales outside the United States. The collaborative agreement between the Company and

     Genentech provides two independent mechanisms by which either party may purchase or sell its rights in the copromotion territory from or to the other party. Upon the occurrence of certain events that constitute a change of control of the Company, Genentech may elect to present an offer to the Company to purchase the Company's copromotion rights. The Company must then accept Genentech's offer or purchase Genentech's copromotion rights for an amount scaled (using the profit sharing ratio between the parties) to Genentech's offer. Under a second mechanism, after a specified period of commercial sales and (i) upon a certain number of years of declining copromotion profits or (ii) if Genentech files for U.S. regulatory approval on a competitive product during a limited period of time, either party may offer to purchase the other party's copromotion rights. The offeree may either accept the offer price or purchase the offeror's copromotion rights at the offer price scaled to the offeror's share of copromotion profits.

          - SmithKline Beecham, p.1.c. In October 1992, the Company and SB entered into an exclusive worldwide collaborative research and license agreement limited to the development and commercialization of therapeutic products based on the Company's PRIMATIZED anti-CD4 antibodies. Under the terms of this agreement, the Company may receive payments in excess of $60.0 million, subject to the attainment of certain milestones, of which $32.6 million has been recognized through December 31, 1998. The Company will receive funding for anti-CD4 related research and development programs, as well as royalties and a share of copromotion profits in the United States and Canada on sales of products which may be commercialized as a result of the collaboration. At any time, SB may terminate this agreement by giving the Company 30 days' written notice based on a reasonable determination that the products do not justify continued development or marketing.

          - Mitsubishi Chemical Corporation. In November 1993, the Company entered into a three-year collaborative agreement and an ongoing license agreement with Mitsubishi for the development of a PRIMATIZED anti-B7 antibody. Under the terms of the agreement, the Company may receive payments totaling $12.2 million to fund research of the PRIMATIZED anti-B7 antibody, subject to the attainment of certain milestones, of which $9.2 million has been recognized through December 31, 1998. Under the license agreement, the Company has granted Mitsubishi an exclusive license in Asia to make, use and sell PRIMATIZED anti-B7 antibody products. The Company will receive royalties on sales by Mitsubishi of the developed products.

          - Seikagaku Corporation. In December 1994, the Company and Seikagaku entered into a collaborative development agreement and a license agreement aimed at the development and commercialization of therapeutic products based on the Company's PRIMATIZED anti-CD23 antibodies. Under the terms of these agreements, Seikagaku may provide up to $26.0 million in milestone payments and support for research and development, subject to the attainment of certain milestones, of which $18.9 million has been recognized through December 31, 1998. Under the license agreement, Seikagaku has received exclusive rights in Europe and Asia to all products emerging from the collaboration. The Company will receive royalties on eventual product sales by Seikagaku. At any time, Seikagaku may terminate the license agreement by giving the Company 60 days' written notice based on a reasonable determination that the products do not justify continued development or marketing.

          - Eisai Co., Ltd. In December 1995, the Company and Eisai entered into a collaborative development agreement and a license agreement aimed at the development and commercialization of humanized and PRIMATIZED anti-gp39 antibodies. Under the terms of these agreements, Eisai may provide up to $37.5 million in milestone payments and support for research and development, subject to the attainment of certain milestones and satisfaction of other criteria to be agreed upon between the parties, of which $29.1 million has been recognized through December 31, 1998. Eisai will receive exclusive rights in Asia and Europe to develop and market resulting products emerging from the collaboration, with the Company receiving royalties on eventual product sales by Eisai. At any time, Eisai may terminate the development agreement by giving the Company 60 days' written notice based on a reasonable determination that the products do not justify continued development or marketing.

          - Chugai Pharmaceutical Co., Ltd. In March 1996, the Company and Chugai Pharmaceutical Co., Ltd. ("Chugai") entered into a worldwide license agreement (co-exclusive with IDEC Pharmaceuticals, Genentech, Kirin Brewery Co., Ltd., Pharmaceutical Division ("Kirin") and Boehringer Ingleheim GmbH ("BI")) for the Company's proprietary vector technology for high expression of recombinant proteins in mammalian cells. As part of the agreement, Chugai paid an up-front licensing fee of $4.5 million to the Company and will pay royalties on sales of Chugai products manufactured using the technology.

          - Boehringer Ingleheim GmbH. In December 1996, the Company and BI entered into a worldwide license agreement (co-exclusive with IDEC Pharmaceuticals, Genentech, Chugai and Kirin) for the Company's proprietary vector technology for high expression of recombinant proteins in mammalian cells. As part of the agreement, BI paid an up-front licensing fee of $5.1 million to the Company and will pay royalties on sales of BI products manufactured using the technology.

          - Kirin Brewery Co., Ltd. Pharmaceutical Division. In December 1997, the Company and Kirin entered into a worldwide license agreement (co-exclusive with IDEC Pharmaceuticals, Genentech, Chugai and BI) for the Company's proprietary vector technology for high expression of recombinant proteins in mammalian cells. As part of the agreement, Kirin paid an up-front licensing fee of $6.3 million to the Company, which was recognized in the first quarter of 1998, and will pay royalties to the Company on sales of Kirin products manufactured using the technology.

MANUFACTURING STRATEGY

     From its inception, the Company has focused on establishing and maintaining a leadership position in cell culture techniques for antibody manufacturing. Cell culture provides a method for manufacturing of clinical and commercial grade protein products by reproducible techniques at various scales, up to many kilograms of antibody. The Company's manufacturing facility is based on the suspension culture of mammalian cells in stainless steel vessels. Suspension culture fermentation provides greater flexibility and more rapid production of the large amounts of antibodies required for pivotal trials than the bench-scale systems that were previously utilized by the Company. The Company's manufacturing facility has been approved by the FDA only for the commercial manufacture of Rituxan and currently may not be used for the commercial manufacture of other products. See "-- Government Regulation."

     The Company is in the process of completing a modification to its copromotion arrangement with Genentech that will allow the Company to terminate early its obligations to supply to Genentech bulk Rituxan manufactured at the Company's manufacturing facility. Rather than supplying bulk Rituxan to Genentech through November, 1999, the Company now anticipates transferring all manufacturing to Genentech at the end of the third quarter of 1999. Genentech has the current capacity to handle current projected Rituxan requirements. The Company anticipates using its available capacity for production of commercial and clinical supplies of its other developmental candidates and third party contract manufacturing. As such, IDEC Pharmaceuticals will now supply its own commercial requirements of the antibody for IDEC-Y2B8 upon the receipt of approval, if any, from the FDA to manufacture and market the antibody. The Company does not have expertise or facilities for small molecule chemical manufacturing. If the Company's product candidate, 9-AC, proceeds in development, the Company, will need to establish a long term manufacturing arrangement for 9-AC with an appropriate contract manufacturer. The Company's 9-AC clinical materials requirements will be met over the next year by Pharmacia & Upjohn, as part of the product in-license agreement. Additionally, as the Company does not have fill/finish expertise, the Company will be dependent on outside contractors to meet its current and future requirements for fill/finish. See "Risk Factors -- We Rely Heavily on Contract Manufacturers" and
"-- Government Regulation."

     The Company is dependent upon Genentech to fill/finish and meet long-term manufacturing demands for Rituxan and SB to fulfill all of the manufacturing requirements for IDEC-151. The Company is considering the addition of another manufacturing facility to meet its long-term requirements for additional products under development.

     The Company has made its vector technology platform available for licensing to a small number of other biopharmaceutical and pharmaceutical companies. This technology has been licensed to Genentech, Chugai, BI and Kirin.

SALES AND MARKETING STRATEGY

     During 1999, the Company will depend on the successful marketing and sales of Rituxan for much of its anticipated revenue. Rituxan will be marketed and sold in the United States pursuant to a copromotion agreement with Genentech, which currently has a sales and marketing staff of approximately 87 professionals that is also promoting one other new biologic application in oncology. To fulfill its duties under the copromotion agreement, the Company has recently created a marketing staff and a sales organization of 35 professionals with experience primarily in the oncology therapeutic category, who are currently dedicated exclusively to the commercialization of Rituxan. The Company relies heavily on Genentech to supply related marketing support services including customer service, order entry, shipping and billing, customer reimbursement assistance, managed-care sales support, medical information, and sales training.

     Outside of the United States and Canada, the Company has adopted a strategy to pursue collaborative arrangements with established pharmaceutical companies for marketing, distribution and sale of its products. See "Risk Factors -- We Have Limited Sales and Marketing Experience" and "Risk Factors -- We May be Unable to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third Party Patents."

PATENTS AND PROPRIETARY TECHNOLOGY

     The biopharmaceutical field is characterized by a large number of patent filings. A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Particularly in the monoclonal antibody and recombinant deoxyribonucleic acid ("DNA") fields, competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or similar to those of the Company. Moreover, United States and foreign country patent laws are distinct and the interpretations thereunder unique to each country. Thus, patentability, validity and infringement issues for the same technology or inventions may be resolved differently in different jurisdictions. There can be no assurance that patents do not exist in the United States or in foreign countries or that patents will not be issued that would have an adverse effect on the Company's ability to market its products. Accordingly, the Company expects that commercializing its products may require licensing and/or cross-licensing of patents with other companies or institutions in the field. There can be no assurance that the licenses, which might be required for the Company's processes or products, would be available on commercially acceptable terms, if at all. The ability to license any such patents and the likelihood of successfully contesting the scope, validity or enforceability of such patents are uncertain and the costs associated therewith may be significant. If the Company is required to acquire rights to valid and enforceable patents but cannot do so at a reasonable cost, the Company's ability to manufacture or market its products would be materially adversely affected.

     IDEC Pharmaceuticals is the assignee of 20 issued patents, five allowed and 22 pending U.S. patent applications and numerous corresponding foreign patent applications. Certain other patents and/or applications owned by third parties have been exclusively licensed, as in the case of anti-gp39 core technology licensed from Dartmouth College, or non-exclusively licensed by IDEC Pharmaceuticals. The Company has filed trademark applications in the United States, Canada and in certain international markets for the trademarks "PRIMATIZED," "PROVAX," "Rituxan" and "IDEC Pharmaceuticals." "IDEC Pharmaceuticals," "Rituxan" and "PRIMATIZED" have been registered as trademarks in the United States.

     The Company has three issued and three pending U.S. patent applications and pending foreign counterparts broadly directed to its anti-CD20 antibody technology, including Rituxan, and the radioimmunoconjugate, IDEC-Y2B8. The Company's radioimmunoconjugate products include a chelating agent covered by a U.S. patent that is non-exclusively sublicensed to the Company. The Company has been granted by the European Patent Office a patent covering Rituxan. Genentech, IDEC Pharmaceuticals' collaborative partner for Rituxan, has secured an exclusive license to a U.S. patent and counterpart foreign patent applications assigned to Xoma Corporation ("Xoma"), that relate to chimeric antibodies against the CD20 antigen. Genentech has granted IDEC Pharmaceuticals a non-exclusive sublicense to make, have made, use and sell certain products, including Rituxan, under such patents and patent applications. Genentech and the Company will share any royalties due to Xoma in the Genentech/IDEC Pharmaceuticals copromotion territory.

     The Company has filed for worldwide patent protection on its PRIMATIZED antibody technology. The Company has received five additional U.S. patents claiming the PRIMATIZED antibody technology that were issued in 1997 and 1998. These patents generically and specifically cover the Company's PRIMATIZED antibody technology.

     PROVAX, the Company's antigen formulation, is the subject matter of five issued U.S. patents, and two pending U.S. application and pending foreign counterparts. In addition, U.S. and foreign patent applications have been filed on aspects of the Company's proprietary high-yield gene expression technology, including the Company's homologous recombination system. The Company has been granted two U.S. patents and has received one notices of allowance on U.S. patent applications claiming the high-yield gene expression technology. In November 1998, the Company received a U.S. patent directed to its homologous recombination technology.

     In 1997 and 1998, the Company's licensor, Dartmouth University, received three patents with claims that relate the Company's anti-gp39 antibody (IDEC-131) technology. Other applications relevant to the Company's anti-gp39 antibody program, which are either licensed from Dartmouth University or assigned to the Company, are pending in the USPTO and foreign patent offices.

     The Company is aware of several third party patents and patent applications (to the extent they issue as patents) that, if successfully asserted against the Company, may materially affect the Company's ability to make, use, offer to sell, sell and import its products. These third party patents and, patent applications may include, without limitation:

     - U.S. patent applications and foreign counterparts filed by Bristol-Myers Company that disclose antibodies to a B7 antigen;

     - a U.S. patent assigned to Columbia University, which the Company believes has been exclusively licensed to Biogen, related to monoclonal antibodies to the 5C8 antigen found on T cells. The Company believes the 5C8 antigen and gp39, the target for the Company's anti-gp39 antibodies and its collaboration with Eisai, are the same protein expressed on the surface of T cells;

     - a number of issued U.S. and foreign patents that relate to various aspects of radioimmunotherapy of cancer and to methods of treating patients with anti-CD4 antibodies; and

     - three U.S. patents, assigned to Burroughs Wellcome, relating to therapeutic uses of CHO glycosylated antibodies.

     The owners, or licensees of the owners, of these patents and patent applications (to the extent they issue as patents) may assert that one or more of the Company's products infringe one or more claims of such patents. Such owners or licensees of foreign counterparts to these patents and any other foreign patents may assert that one or more of the Company's products infringe one or more claims of such patents. Specifically, if legal action is commenced against the Company to enforce any of these patents and patent applications (to the extent they issue as patents) and the plaintiff in such action prevails, the Company could be prevented from practicing the subject matter claimed in such patents or patent applications. In such event or under other appropriate circumstances, the Company may attempt to obtain licenses to such patents or patent applications. However, no assurance can be given that any owner would license the patents to the Company, at all or on terms that would permit commercialization of the Company's products using such technology. An inability to commercialize such products would have a material adverse effect on the Company's business, results of operations and financial condition.

     If the Company is required to enforce any of its patents, such enforcement may require the use of substantial financial and human resources of the Company. The Company may also have to participate in interference proceedings, including in connection with such U.S. patent assigned to Columbia University described above, if declared by the U.S. Patent and Trademark Office ("PTO") to determine priority of invention, which typically take years to resolve and could also result in substantial costs to the Company. Moreover, should the Company need to defend against a patent lawsuit or to circumvent existing patents, substantial delays and expense in product redesign and development or significant legal expense and uncertainty in asserting non-infringement, invalidity and/or unenforceability of any patent may also result. The Company also relies upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology, or that the Company can meaningfully protect such rights.

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

RAW MATERIALS

     Some materials used in the Company's products and potential products, including Rituxan and IDEC-Y2B8, are currently available only from sole or a limited number of suppliers. In addition, the suppliers of some materials for the Company's products must be approved by the FDA and/or by other governmental agencies. Although the Company has initiated a program for identifying alternative suppliers for certain materials, any interruption or delay in its supply of materials or delays in the applicable governmental approval of new suppliers or any loss of a sole source supplier could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

     The biotechnology industry is intensely competitive. The Company competes with biotechnology and pharmaceutical companies that have been established longer than the Company, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. The Company also competes in the development of technologies and processes and in acquiring personnel and technology from academic institutions, government agencies, and other private and public research organizations. Consequently, the Company cannot be certain that it will be able to produce or acquire rights to new products with commercial potential. In addition, the Company cannot be certain that one or more of its competitors will not receive patent protection that dominates, blocks or adversely affects the Company's product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than the Company's. The Company is aware that a competitor is in late stage clinical trials with a radiolabeled murine antibody for the treatment of low-grade NHL.

REGULATION OF PRODUCTS BY THE FDA

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

     The steps required before a product may be approved for marketing in the United States generally include (i) preclinical laboratory tests and animal tests, (ii) the submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a BLA or NDA, (v) FDA review of the BLA or NDA, and (vi) satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is made to assess compliance with cGMP. The testing and approval process requires substantial time, effort, and financial resources and there can be no assurance that any approval will be granted on a timely basis, if at all.

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

     In the case of products for severe or life-threatening diseases, the initial human testing is sometimes done in patients rather than in healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide preliminary evidence of efficacy traditionally obtained in Phase II trials. These trials are frequently referred to as "Phase I/II" trials. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of the Company's product candidates. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

     The results of the preclinical studies and clinical studies, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of a BLA or NDA requesting approval to market the product. Before approving a BLA or NDA, the FDA will inspect the facilities at which the product is manufactured, and will not approve the product unless cGMP compliance is satisfactory. The FDA may deny a BLA or NDA if applicable regulatory criteria are not satisfied, require additional testing or information, and/or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurance that FDA approval of any BLA or NDA submitted by the Company will be granted on a timely basis or at all. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed.

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

     Orphan Drug Designation. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA or NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years.

     In 1994, the Company obtained orphan drug designation for Rituxan, IDEC-Y2B8 and IDEC-In2B8 from the FDA to treat certain B-cell NHLs. In connection with its approval by the FDA, Rituxan has received orphan drug exclusivity in the United States. However, there can be no assurance that IDEC-Y2B8 will receive orphan drug exclusivity for the B-cell NHL indication, and it is possible that competitors of the Company could obtain approval, and attendant orphan drug exclusivity, for products similar to IDEC-Y2B8 for the B-cell NHL indication, thus precluding the Company from marketing IDEC-Y2B8 for that indication in the United States for some time. In addition, even if the Company does obtain orphan exclusivity for any of its compounds for B-cell NHL, there can be no assurance that competitors will not receive approval of other, different drugs or biologics for B-cell NHLs. Although obtaining FDA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug designation will remain in effect in the future.

RESEARCH AND DEVELOPMENT

     The Company's research and development group at January 31, 1999, totals 137 employees, of whom 30 have Ph.D. or M.D. degrees. Research and development expenses were $31.5 million, $32.4 million and $28.1 million in 1998, 1997 and 1996, respectively, of which approximately 53%, 63% and 44%, respectively, was sponsored by the Company and the remainder of which was funded pursuant to product development collaborations arrangements. See "Strategic Alliances."

ENVIRONMENTAL REGULATION

     The Company's business and the business of several of its strategic partners, including Genentech, involves the controlled use of hazardous materials, chemicals, biologics and radioactive compounds. Biologics manufacture is extremely susceptible to product loss due to microbial or viral contamination, material equipment failure, or vendor or operator error. Although the Company believes that its safety procedures for handling and disposing of such materials complies with state and federal standards, there will always be the risk of accidental contamination or injury. In addition, certain microbial or viral contamination may cause the closure of the respective manufacturing facility for an extended period of time. By law, radioactive materials may only be disposed of at state approved facilities. The Company currently stores its radioactive materials on-site because the approval of a disposal site in California for all California-based companies has been delayed indefinitely. If and when a disposal site is approved, the Company may incur substantial expenses related to the disposal of such material. If liable for an accident, or if the Company suffers an extended facility shutdown, the Company could incur significant expenses, damages and penalties that could have a material adverse effect on its business, financial condition and results of operations.

THE COMPANY'S EMPLOYEES

     As of January 31, 1999, the Company employed 365 persons of which 121 employees were in manufacturing. In addition, the Company retained approximately 43 independent contractors. None of the Company's employees are represented by a labor union or bound by a collective bargaining agreement. Management believes that its overall relations with its employees are good.

ITEM 2. PROPERTIES

     IDEC Pharmaceuticals currently leases approximately 118,000 square feet of administrative, laboratory, manufacturing and warehouse space at two locations in San Diego, California. The Company's principal executive offices, primary research facilities and manufacturing plant are located at 11011 Torreyana Road in San Diego, California. This facility is leased pursuant to a 15-year operating lease which commenced in 1993. The Company has the option to extend the term of the lease for two additional periods of five years each. In August 1996, the Company entered into a 7-year operating lease for additional administrative and warehouse space at 3030 Callan Road in San Diego, California. The Company has the option to extend the term of the Callan Road lease for two additional years.

ITEM 3. LEGAL PROCEEDINGS

     (a) The Company is not a party to any material legal proceedings.

     (b) No material legal proceedings were terminated in the fourth quarter of 1998.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the last quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

     The Company's common stock trades on The Nasdaq Stock Market under the symbol "IDPH." The following table sets forth the high and low sales price for the Company's common stock as reported by The Nasdaq Stock Market for the years ended December 31, 1998 and 1997.

                                                               COMMON STOCK
                                                                  PRICE
                                                              --------------
                                                              HIGH       LOW
                                                              ----       ---
Year ended December 31, 1998
First Quarter...............................................  $47 3/8    $32 3/4
Second Quarter..............................................   45 1/2     22 5/8
Third Quarter...............................................   29 7/8     17 1/4
Fourth Quarter..............................................   48 3/16    18 1/4
Year ended December 31, 1997
First Quarter...............................................  $30 3/4    $19 7/8
Second Quarter..............................................   27 1/8     15 3/4
Third Quarter...............................................   42 7/16    23 3/8
Fourth Quarter..............................................   46 1/4     30 3/4

(b) Holders

     As of January 29, 1999 there were approximately 367 stockholders of record of the Company's common stock.

(c) Dividends

     The Company has not paid cash dividends since its inception. The Company currently intends to retain all earnings, if any, for use in the expansion of its business and therefore does not anticipate paying any dividends in the foreseeable future.

(d) Recent sales of unregistered securities.

     In February 1999, the Company raised approximately $113.1 million in cash from the sale of $345.0 million, aggregate principal at maturity, of its Notes. The Notes were issued through a private offering exempt from registration under
Section 4(2) of the Act and Rule 144A thereto, to the initial purchaser at a discount of $10.14 per $1,000 aggregate principal amount at maturity of the Notes, for resale to certain qualified institutional buyers (as defined in Rule
144A) and institutional "accredited investors" (as defined in Rule 501(a)(1),(2),(3) and (7) under the Act). Each $1,000 Note is convertible at the holder's option at any time through maturity into 6.734 shares of the Company's common stock at an initial conversion price of $50.17. The Company may redeem the Notes for cash at any time on or after February 16, 2004 through maturity. The holders of the Notes may require the Company to purchase the Notes on February 16, 2004, 2009, 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with the Company having the option to repay the Notes plus accrued original issue discount in cash, the Company's common stock or a combination thereof.

     The Company expects that the proceeds from the Notes will be used for general corporate purposes, including, but not limited to, funding U.S. licensing applications for IDEC-Y2B8 and if approved, commercialization of IDEC-Y2B8 in the United States; financial strategic acquisitions of products, product candidates, technologies or other business; financing the expansion of its facilities, including but not limited to design and engineering costs for expansion of the Company's manufacturing facility; potentially funding research and development activities through off-balance sheet transactions and funding general working capital requirements.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth certain financial data with respect to IDEC Pharmaceuticals Corporation. The selected financial data should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                                  YEARS ENDED DECEMBER 31,
                                                     ---------------------------------------------------
                                                       1998       1997      1996       1995       1994
                                                     --------   --------   -------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
    Revenues from unconsolidated joint business....  $ 53,813   $  9,266   $    --   $     --   $     --
    Contract revenues..............................    14,846     11,840    15,759     12,136      5,143
    License fees...................................    18,300     23,500    14,250     11,500      2,300
                                                     --------   --------   -------   --------   --------
                                                       86,959     44,606    30,009     23,636      7,443
Operating costs and expenses:
    Manufacturing costs............................    19,602     18,875        --         --         --
    Research and development.......................    31,485     32,407    28,147     22,488     21,191
    Selling, general and administrative............    16,968     11,320     7,298      6,112      4,768
    Acquired technology rights.....................        --         --        --     11,437         --
                                                     --------   --------   -------   --------   --------
                                                       68,055     62,602    35,445     40,037     25,959
                                                     --------   --------   -------   --------   --------
Income (loss) from operations......................    18,904    (17,996)   (5,436)   (16,401)   (18,516)
Interest income (expense), net.....................     2,996      2,572       481       (891)       485
Income tax provision...............................      (422)      (114)       --         --         --
                                                     --------   --------   -------   --------   --------
Net income (loss)..................................    21,478    (15,538)   (4,955)   (17,292)   (18,031)
Convertible preferred stock dividends..............        --         --      (696)        --         --
                                                     --------   --------   -------   --------   --------
Net income (loss) applicable to common stock.......  $ 21,478   $(15,538)  $(5,651)  $(17,292)  $(18,031)
                                                     ========   ========   =======   ========   ========
Earnings (loss) per common share:
    Basic..........................................  $   1.08   $  (0.83)  $ (0.34)  $  (1.18)  $  (1.65)
    Diluted........................................  $   0.92   $  (0.83)  $ (0.34)  $  (1.18)  $  (1.65)
Shares used in calculation of earnings (loss) per
  common share:
    Basic..........................................    19,838     18,739    16,573     14,650     10,931
    Diluted........................................    23,377     18,739    16,573     14,650     10,931

                                                                        DECEMBER 31,
                                                     ---------------------------------------------------
                                                       1998       1997      1996       1995       1994
                                                     --------   --------   -------   --------   --------
                                                                       (IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS DATA:
Cash, cash equivalents and securities
  available-for-sale...............................  $ 73,502   $ 69,657   $78,727   $ 24,760   $ 22,101
Total assets.......................................   125,273    106,013   113,029     47,626     45,494
Notes payable, less current portion................     2,095      3,886     5,015      6,598      7,386
Accumulated deficit................................   (77,875)   (99,353)  (83,815)   (78,860)   (61,568)
Total stockholders' equity.........................  $106,428   $ 80,679   $92,614   $ 31,169   $ 27,896

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the consolidated financial statements and related notes of IDEC Pharmaceuticals appearing elsewhere in this Form 10-K.

OVERVIEW

     IDEC Pharmaceuticals is primarily engaged in the commercialization and research and development of targeted therapies for the treatment of cancer and autoimmune diseases. In November 1997, the Company received approval from the FDA to market the Company's first product, Rituxan, in the United States, and in

June 1998, Roche, the Company's European marketing partner, was granted marketing authorization for Rituximab in all European Union countries. Rituxan is the trade name in the United States for the compound Rituximab. Outside the United States, Rituximab is marketed as MabThera (Rituximab, Rituxan and MabThera are collectively referred to herein as Rituxan, except where otherwise indicated). Rituxan is being copromoted in the United States under a joint business arrangement with Genentech, with the Company receiving a share of the pretax copromotion profits. Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan where Zenyaku will be responsible for product development, marketing and sales. The Company receives royalties on Rituxan sales outside the United States.

     Revenues for the Company include revenues from unconsolidated joint business, contract revenues and license fees. Until the commercialization of Rituxan, a substantial portion of the Company's revenues had been derived from contract revenues and license fees. However, since the commercialization of Rituxan in November 1997, the Company's revenues have depended primarily upon the sale of Rituxan.

     Revenues from unconsolidated joint business include the Company's share of the pretax copromotion profits generated from its joint business arrangement with Genentech, revenue from bulk Rituxan sales to Genentech and reimbursement from Genentech for the Company's sales force and development expenses. Revenues from unconsolidated joint business also include royalty income on sales of Rituxan outside the United States. Under the joint business arrangement, all U.S. sales of Rituxan and associated expenses will be recognized by Genentech, with the Company recording its share of the pretax copromotion profits on a quarterly basis, as defined in the Company's collaborative agreement with Genentech. Pretax copromotion profits under the joint business arrangement are derived by taking U.S. net sales of Rituxan to third party customers less cost of sales, third party royalty expenses, distribution, selling and marketing expenses and joint development expenses by the Company and Genentech. The Company's profit-sharing formula with Genentech has two tiers; the higher tier applies once a certain copromotional profit level is met. The profit-sharing formula resets to the lower tier on an annual basis, at year-end. In 1999, the Company expects the higher profit level to come into effect in the middle of the year.

     Contract revenues include nonrefundable research and development funding under collaborative agreements with the Company's various strategic partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates the Company for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products of the Company.

     License fees include nonrefundable fees from product development milestone payments, the sale of license rights to the Company's proprietary gene expression technology and nonrefundable fees from the sale of product rights under collaborative development and license agreements with the Company's strategic partners.

     Contract revenues and license fees may vary from period to period and are in part dependent upon achievement of certain research and development objectives or the consummation of new corporate alliances. The magnitude and timing of contract revenues and license fees may influence the achievement and level of profitability for the Company.

     The Company is in the process of completing a modification to its collaborative agreement with Genentech that will allow the Company to terminate early its obligations to supply to Genentech bulk Rituxan manufactured at the Company's manufacturing facility. Rather than supplying bulk Rituxan to Genentech through November 1999, the Company now anticipates transferring all manufacturing responsibilities for bulk Rituxan to Genentech at the end of the third quarter of 1999. The cost of bulk Rituxan sold to Genentech is recorded as manufacturing costs in the Company's consolidated statements of operations. Under the Company's collaborative agreement with Genentech, the sales price of bulk Rituxan sold to Genentech is capped at a price that is currently less than the Company's cost to manufacture bulk Rituxan. The Company anticipates using its available capacity for production of commercial inventory of IDEC-Y2B8, production of clinical material and some third party contract manufacturing.

     The Company has incurred increasing annual operating expenses and, with the commercialization of Rituxan, the Company expects such trends to continue. The Company has incurred annual operating losses since its inception in 1985 and the sustained profitability of the Company will be dependent upon the continued commercial success of Rituxan, product investment, investments in product development and revenues from the achievement of product development objectives and licensing transactions. As of December 31, 1998, the Company had an accumulated deficit of $77.9 million.

RESULTS OF OPERATIONS

     Revenues from Unconsolidated Joint Business: Revenues from unconsolidated joint business in 1998 totaled $53.8 million compared to $9.3 million in 1997. Revenues from unconsolidated joint business in 1998 reflect the financial results for the first full year of commercialization of Rituxan through the Company's collaboration with Genentech and includes copromotion profits generated from its joint business arrangement with Genentech, bulk Rituxan sales to Genentech, reimbursement from Genentech for the Company's Rituxan sales force and development expenses and royalty income on sales of Rituxan outside the United States. Under its agreement with Genentech, the Company's share of the pretax copromotion profits rose to a higher percentage upon achievement of an annual fixed profit target by the Rituxan joint business arrangement during the latter part of the third quarter of 1998. Revenues from unconsolidated joint business in 1997 consist of bulk Rituxan sales to Genentech and reimbursement from Genentech for the Company's Rituxan sales force and development expenses, offset by the Company's share of the joint business operating loss. During 1997, the joint business recorded an operating loss due to significant shared expenses related to the product launch of Rituxan in the United States in December 1997.

     Rituxan net sales to third party customers in the United States by Genentech for the year ended December 31, 1998 amounted to $152.1 million. The Company believes pent-up demand for Rituxan was satisfied during the first quarter of 1998 and that subsequent sales growth was driven by increased adoption and use of Rituxan. Increased sales revenue also reflects the six percent increase in the wholesale price of Rituxan which was effected on October 5, 1998. During the fourth quarter of 1998, Genentech completed the transition from drop-shipment directly to end users to the standard practice of distribution of Rituxan via drug wholesalers.

     Contract Revenues: Contract revenues totaled $14.8 million in 1998 compared to $11.8 million in 1997 and $15.8 million in 1996. The increase in contract revenues in 1998 resulted primarily from increased funding under collaborative agreements with Eisai that was offset in part by decreased research and development funding from Genentech and Seikagaku. The decrease in contract revenues in 1997 was primarily due to the completion of funding in 1996 under the Company's collaborative development agreement with Mitsubishi.

     License Fees: License fees totaled $18.3 million in 1998 compared to $23.5 million in 1997 and $14.3 million in 1996. License fees in 1998 consist of a $10.0 million product development milestone payment from Genentech for European approval of Rituxan, a $6.3 million license fee from Kirin for the license of the Company's proprietary gene expression technology and a product development milestone payment for the Investigational New Drug allowance of IDEC-114, an investigational PRIMATIZED anti-B7 monoclonal antibody for the treatment of psoriasis, under the Company's collaboration with Mitsubishi. The increase in license fees in 1997 is due primarily to a $15.0 million product development milestone payment received from Genentech upon FDA approval of Rituxan. The Company continues to pursue other collaborative and license arrangements; however, no assurance can be given that any such arrangements will be realized.

     Manufacturing Costs: Manufacturing costs totaled $19.6 million in 1998 compared to $18.9 million in 1997. Manufacturing costs for 1998 and 1997 relates to production of bulk Rituxan sold to Genentech. Manufacturing costs are recognized when bulk Rituxan inventory is accepted by Genentech. The Company is in the process of completing a modification to its collaborative agreement with Genentech that will allow the Company to terminate early its obligation to supply to Genentech bulk Rituxan manufactured at the Company's manufacturing facility. Rather than supplying bulk Rituxan to Genentech through November 1999, the Company anticipates transferring all manufacturing responsibilities for bulk Rituxan to Genentech at the end of the third quarter of 1999. Manufacturing costs in 1997 includes costs of approximately

$2.0 million incurred for the start-up of the Company's manufacturing facility. The Company expects to continue incurring substantial manufacturing costs and expenses as it anticipates using its available capacity for production of commercial inventory of IDEC-Y2B8, production of clinical material and some third party contract manufacturing.

     Research and Development: Research and development expenses totaled $31.5 million in 1998 compared to $32.4 million in 1997 and $28.1 million in 1996. The decrease in research and development expenses in 1998 is due to a $3.0 million up-front licensing fee to Pharmacia & Upjohn for exclusive rights to 9-AC in 1997 partially offset by higher personnel and clinical trial expenses incurred during 1998. The increase in research and development expenses in 1997 was primarily due to the aforementioned licensing fee to Pharmacia & Upjohn, a license fee payment for anti-MIF antibody technology rights, contract manufacturing expenses for IDEC-Y2B8 in preparation for a Phase III trial in 1998 and higher facility expenses. Research and development expenses in 1997 were partially offset by the utilization of the Company's manufacturing facility for bulk production of Rituxan inventory in 1997 compared to research and development manufacturing production in 1996 of clinical material used for clinical trials. The Company expects to continue incurring substantial additional research and development expenses in the future, due to expansion or addition of research and development programs; technology in-licensing and regulatory-related expenses; preclinical and clinical testing of the Company's various products under development; and production scale-up and manufacturing of products used in clinical trials.

     Selling, General and Administrative: Selling, general and administrative expenses totaled $17.0 million in 1998 compared to $11.3 million in 1997 and $7.3 million in 1996. Selling, general and administrative expenses increased in 1998 due to increased sales and marketing expenses resulting from the commercialization of Rituxan. The increase in selling, general and administrative expenses in 1997 was primarily due to the creation of a sales and marketing infrastructure, expenses resulting from the commercial launch of Rituxan and higher personnel expenses to support expanded manufacturing operations. Selling, general and administrative expenses necessary to support sales and administration, expanded manufacturing capacity, expanded clinical trials, research and development and the potential expansion of the sales and marketing organization are expected to increase in the foreseeable future.

     Interest Income/Expense: Net interest income increased to $3.0 million in 1998 from $2.6 million in 1997 and $0.5 million in 1996. The increase in net interest income in 1998 was due to higher average balances in cash, cash equivalents and securities available-for-sale and a decrease in interest expense due to lower balances in notes payable. The increase in net interest income in 1997 was due to higher average balances in cash, cash equivalents and securities available-for-sale, a decrease in noncash interest charges for common stock warrants issued in connection with certain debt financings and a decrease in interest expense due to lower balances in notes payable. Net interest income is expected to decrease in the future due to the completion of a convertible zero coupon subordinated notes offering in February 1999. See "Liquidity and Capital Resources."

     Income Tax Provision: The Company's effective tax rate in 1998 was approximately two percent and was the result of an alternative minimum tax system that only allows the utilization of net operating loss carryforwards to offset 90% of taxable income. At December 31, 1998, the Company has a valuation allowance equal to its deferred tax assets of $47.6 million since the Company has not established a pattern of profitable operations. Should the Company continue to have profitable operations in 1999, the Company believes that its deferred tax assets (comprised primarily of net operating loss carryforwards and research and experimentation credits) may become recoverable, and therefore, the Company would record the full tax benefits of its deferred tax assets in 1999. The Company's net operating loss carryforwards available to offset future taxable income at December 31, 1998 were approximately $72.0 million for federal income tax purposes and begin to expire in 1999. The future utilization of net operating loss carryforwards may be limited under the Internal Revenue Code (the "IRC") due to IRC defined ownership changes. The income tax provision for the year ended December 31, 1997 consists of state franchise tax.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operating and capital expenditures since inception principally through the sale of equity securities, commercialization of Rituxan, license fees, contract revenues, lease financing transactions and interest income. The Company expects to finance its current and planned operating requirements principally through cash on hand, proceeds from the convertible zero coupon subordinated notes offering discussed below, funds from its joint business arrangement with Genentech and with funds from existing collaborative agreements and contracts which the Company believes will be sufficient to meet its near-term operating requirements. Existing collaborative research agreements and contracts, however, could be canceled by the contracting parties. In addition, the Company may, from time to time seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. There can be no assurance that such additional funds will be obtained through these sources on acceptable terms, if at all. Should the Company not enter into any such arrangements, the Company anticipates its cash, cash equivalents and securities available-for-sale, together with the existing agreements and contracts and cash generated from its notes offering and joint business arrangement, will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for the foreseeable future. If adequate funds are not available from the joint business arrangement, operations or additional sources of financing, the Company's business could be materially and adversely affected.

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

     At December 31, 1998, the Company had $73.5 million in cash, cash equivalents and securities available-for-sale compared to $69.7 million at December 31, 1997. Sources of cash, cash equivalents and securities available-for-sale during the year ended December 31, 1998, included $5.1 million from operations and $4.3 million from the issuance of common stock issued under employee stock option and purchase plans. Uses of cash, cash equivalents and securities available-for-sale during the year ended December 31, 1998, included $1.7 million used to purchase capital equipment and $3.8 million used to pay notes payable.

     In February 1999, the Company raised approximately $113.1 million, net of underwriting commissions, through the private sale of the Notes. The Notes were priced with a yield to maturity of 5.5 percent annually. Upon maturity, the notes will have an aggregate principal face value of $345.0 million. Each $1,000 aggregate principal face value Note is convertible at the holders' option at any time through maturity into 6.734 shares of the Company's common stock at an initial conversion price of $50.17. The Company is required under the terms of the Notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any Note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of repurchase. Additionally, the holders of the Notes may require the Company to purchase the Notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with the Company having the option to repay the Notes plus accrued original issue discount in cash, the Company's common stock or a combination thereof.

     In February 1997, the Company acquired worldwide rights from Pharmacia & Upjohn to 9-AC, a broad spectrum anti-cancer agent. Under the terms of the 9-AC asset transfer agreement, the Company may make payments to Pharmacia & Upjohn totaling up to $16.0 million, subject to the attainment of certain product development objectives. Depending on the results of the Company's Phase II study of solid tumors, it may achieve a product development objective in 1999 (commencement of a Phase III trial) that would result in the Company making a $6.0 million payment to Pharmacia & Upjohn. In the event the Company commences

Phase III trials, it may seek a strategic partner for development, marketing, distribution and sale of 9-AC in Europe, however, no assurances can be given that any such arrangement will result. In September 1997, the Company and CNI entered into a development and license agreement. Under the terms of the development and license agreement with CNI, the Company may make payments to CNI totaling up to $10.5 million, subject to the attainment of certain product development milestone events, of which $3.0 million has been paid through December 31, 1998.

     Additionally, the Company had future minimum lease payment obligations under its operating leases of $33.0 million as of December 31, 1998.

     In August 1995, the Company completed the receipt of funding under a $10.0 million lease financing agreement to finance both equipment and facility improvements. In July 1998, the Company made a $1.1 million principal payment as required under the terms of the financing agreement.

NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement No. 133). The statement requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. The statement is effective for the Company on January 1, 2000. The Company does not believe the adoption of Statement No. 133 will have a material impact on the consolidated financial statements.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

     The Company has several information system improvement initiatives underway and has appointed a program manager for its Year 2000 Program. The Company has completed an initial inventory and review of all system hardware, operating systems (including manufacturing and laboratory control systems) and application software in order to identify potential Year 2000 problems and has developed plans for and has begun implementing upgrades and testing in many systems. The Company's plan includes sending inquiries to its major third party suppliers and partners seeking comfort that they are Year 2000 compliant. The Company does not yet know the financial impact of making the required system and software modifications, but the Company currently expects such costs to be less than $2.0 million. The actual financial cost of correcting Year 2000 problems could, however, exceed this estimate if third party suppliers, manufacturers, service providers and others do not adequately address their Year 2000 issues or if the Company fails to successfully complete its initiatives.

     The Company is currently relying upon Genentech to provide for all Year 2000-related contingency plans relating to the manufacture and sale of Rituxan; however, the Company has not received such contingency plans from Genentech. Genentech anticipates that contingency planning will begin in the first quarter of 1999. Any failure by Genentech to address issues which would result in their inability to timely produce Rituxan would have a material adverse impact on the Company's business. Additionally, the Company currently has no contingency plans to deal with any Rituxan or non-Rituxan related failures resulting from the Year 2000 issue. The Company expects to develop contingency plans during the second quarter of 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and the cost of its debt.

     At December 31, 1998, the Company maintained a portion of its cash and cash equivalents in financial instruments with original maturities of three months or less. The Company also maintained a short-term investment portfolio containing financial instruments in which the majority have original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of high quality corporate and foreign debt securities and U.S. government securities, are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of these financial instruments, an immediate ten percent increase in interest rates would not have a material effect on the Company's financial condition or results of operations. The Company has not used derivative financial instruments in its investment portfolio.

     The Company's long-term debt at December 31, 1998 was comprised of notes payable and capital lease obligations, secured by equipment, lease deed of trust and patent and trademark collateral assignments, with a total balance of $4,005,000. The notes and lease obligations bear interest at a weighed average interest rate of 10.26%. Due to the relative immateriality of the notes payable and capital lease obligations, an immediate ten percent change in interest rates would not have a material effect on the Company's financial condition or results of operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
Current assets:
  Cash and cash equivalents.................................  $ 26,929    $ 34,847
  Securities available-for-sale.............................    46,573      34,810
  Contract revenue receivables, net.........................     2,345       3,971
  Due from related party, net...............................    17,473          --
  Inventories...............................................     5,346       4,134
  Prepaid expenses and other current assets.................     2,361       1,431
                                                              --------    --------
          Total current assets..............................   101,027      79,193
Property and equipment, net.................................    20,897      23,449
Investment and other assets.................................     3,349       3,371
                                                              --------    --------
                                                              $125,273    $106,013
                                                              ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable..........................  $  1,910    $  3,908
  Accounts payable..........................................     1,989       1,626
  Accrued expenses..........................................    10,238       6,382
  Due to related party, net.................................        --         870
  Deferred revenue..........................................       346       6,646
                                                              --------    --------
          Total current liabilities.........................    14,483      19,432
                                                              --------    --------
Notes payable, less current portion.........................     2,095       3,886
Deferred rent...............................................     2,267       2,016
Commitments
Stockholders' equity:
  Convertible preferred stock, $.001 par value, 8,000 shares authorized; 228 shares and 245 shares issued and
     outstanding at December 31, 1998 and 1997,
     respectively; $18,350 and $19,225 liquidation value at
     December 31, 1998 and 1997, respectively...............        --          --
  Common stock, $.001 par value, 50,000 shares authorized;
     20,121 shares and 19,356 shares issued and outstanding
     at December 31, 1998 and 1997, respectively............        20          19
  Additional paid-in capital................................   184,282     179,956
  Accumulated other comprehensive income -- net unrealized
     gains on securities available-for-sale.................         1          57
  Accumulated deficit.......................................   (77,875)    (99,353)
                                                              --------    --------
          Total stockholders' equity........................   106,428      80,679
                                                              --------    --------
                                                              $125,273    $106,013
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1998        1997       1996
                                                              -------    --------    -------
Revenues:
  Revenues from unconsolidated joint business...............  $53,813    $  9,266    $    --
  Contract revenues.........................................   14,846      11,840     15,759
  License fees..............................................   18,300      23,500     14,250
                                                              -------    --------    -------
     Total revenues (including related party revenues of
       $64,014, $27,373 and $5,500 in 1998, 1997 and 1996,
       respectively)........................................   86,959      44,606     30,009
Operating costs and expenses:
  Manufacturing costs.......................................   19,602      18,875         --
  Research and development..................................   31,485      32,407     28,147
  Selling, general and administrative.......................   16,968      11,320      7,298
                                                              -------    --------    -------
     Total operating costs and expenses.....................   68,055      62,602     35,445
                                                              -------    --------    -------
Income (loss) from operations...............................   18,904     (17,996)    (5,436)
Interest income.............................................    3,626       3,489      3,178
Interest expense............................................     (630)       (917)    (2,697)
                                                              -------    --------    -------
Income (loss) before taxes..................................   21,900     (15,424)    (4,955)
                                                              -------    --------    -------
Income tax provision........................................     (422)       (114)        --
                                                              -------    --------    -------
Net income (loss)...........................................   21,478     (15,538)    (4,955)
Convertible preferred stock dividends.......................       --          --       (696)
                                                              -------    --------    -------
Net income (loss) applicable to common stock................  $21,478    $(15,538)   $(5,651)
                                                              =======    ========    =======
Earnings (loss) per common share:
     Basic..................................................  $  1.08    $  (0.83)   $ (0.34)
     Diluted................................................  $  0.92    $  (0.83)   $ (0.34)
Shares used in calculation of earnings (loss) per common
  share:
     Basic..................................................   19,838      18,739     16,573
     Diluted................................................   23,377      18,739     16,573

          See accompanying notes to consolidated financial statements.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     CONVERTIBLE                                     ACCUMULATED
                                   PREFERRED STOCK    COMMON STOCK     ADDITIONAL       OTHER                         TOTAL
                                   ---------------   ---------------    PAID-IN     COMPREHENSIVE   ACCUMULATED   STOCKHOLDERS'
                                   SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL        INCOME         DEFICIT        EQUITY
                                   ------   ------   ------   ------   ----------   -------------   -----------   -------------
Balance at December 31, 1995.....    207       --    15,061    $15      $110,004        $ 10         $(78,860)      $ 31,169
Issuance of common stock under
  stock option and employee stock
  purchase plans.................     --       --       342     --         1,304          --               --          1,304
Issuance of common stock in
  public offering................     --       --     2,070      2        46,275          --               --         46,277
Issuance of common stock for
  services.......................     --       --        17     --           359          --               --            359
Issuance of common stock from
  exercise of stock warrants.....     --       --       569      1         4,754          --               --          4,755
Issuance of series A-3 and series
  A-6 convertible preferred stock
  pursuant to terms of a
  collaborative agreement........    123       --        --     --        12,500          --               --         12,500
Amortization of fair value change
  in common stock warrants.......     --       --        --     --         1,252          --               --          1,252
Change in unrealized gains
  (losses) on securities
  available-for-sale.............     --       --        --     --            --         (47)              --            (47)
Net loss.........................     --       --        --     --            --          --           (4,955)        (4,955)
                                    ----     ----    ------    ---      --------        ----         --------       --------
Balance at December 31, 1996.....    330       --    18,059     18       176,448         (37)         (83,815)        92,614
Issuance of common stock under
  stock option and employee stock
  purchase plans.................     --       --       670      1         3,508          --               --          3,509
Issuance of common stock from
  exercise of stock warrants.....     --       --       105     --            --          --               --             --
Issuance of common stock from
  conversion of series A-1 and B
  convertible preferred stock....    (85)      --       522     --            --          --               --             --
Change in unrealized gains
  (losses) on securities
  available-for-sale.............     --       --        --     --            --          94               --             94
Net loss.........................     --       --        --     --            --          --          (15,538)       (15,538)
                                    ----     ----    ------    ---      --------        ----         --------       --------
Balance at December 31, 1997.....    245       --    19,356     19       179,956          57          (99,353)        80,679
Issuance of common stock under
  stock option and employee stock
  purchase plans, net............     --       --       565      1         4,326          --               --          4,327
Issuance of common stock from
  exercise of stock warrants.....     --       --        25     --            --          --               --             --
Issuance of common stock from
  conversion of series A-1
  convertible preferred stock....    (17)      --       175     --            --          --               --             --
Change in unrealized gains on
  securities
  available-for-sale.............     --       --        --     --            --         (56)              --            (56)
Net income.......................     --       --        --     --            --          --           21,478         21,478
                                    ----     ----    ------    ---      --------        ----         --------       --------
Balance at December 31, 1998.....    228     $ --    20,121    $20      $184,282        $  1         $(77,875)      $106,428
                                    ====     ====    ======    ===      ========        ====         ========       ========

          See accompanying notes to consolidated financial statements.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Cash flows from operating activities:
  Net income (loss)........................................  $ 21,478    $(15,538)   $ (4,955)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization.......................     4,276       4,010       2,643
       Deferred rent.......................................       251         503         390
       Other non-cash expenses.............................        --        (131)       (104)
       Losses on sales of securities available-for-sale....        --         (12)         --
       Issuance of common stock for services...............        --          --         359
       Amortization of fair value change in common stock
          warrants.........................................        --          --       1,252
       Change in assets and liabilities:
          Contract revenue receivables, net................     1,626        (336)     (3,712)
          Due from related party, net......................   (17,473)        732        (732)
          Inventories......................................    (1,212)        250      (4,384)
          Prepaid expenses and other assets................      (908)      2,296         890
          Accounts payable and accrued expenses............     4,219      (1,049)      3,570
          Due to related party, net........................      (870)       (130)      1,000
          Deferred revenue.................................    (6,300)      6,646          --
                                                             --------    --------    --------
            Net cash provided by (used in) operating
               activities..................................     5,087      (2,759)     (3,783)
                                                             --------    --------    --------
Cash flows from investing activities:
  Purchase of securities available-for-sale................   (60,858)    (39,538)    (72,771)
  Sales and maturities of securities available-for-sale....    49,039      58,224      25,265
  Purchase of property and equipment.......................    (1,724)     (5,875)     (6,301)
  Investment in Cytokine Networks, Inc.....................        --      (3,000)         --
                                                             --------    --------    --------
            Net cash provided by (used in) investing
               activities..................................   (13,543)      9,811     (53,807)
                                                             --------    --------    --------
Cash flows from financing activities:
  Proceeds from notes payable..............................        --       3,003       2,475
  Payments on notes payable................................    (3,789)     (4,054)     (3,440)
  Proceeds from issuance of common stock, net..............     4,327       3,509      52,564
  Proceeds from issuance of convertible preferred stock,
     net...................................................        --          --      12,500
                                                             --------    --------    --------
            Net cash provided by financing activities......       538       2,458      64,099
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......    (7,918)      9,510       6,509
Cash and cash equivalents, beginning of year...............    34,847      25,337      18,828
                                                             --------    --------    --------
Cash and cash equivalents, end of year.....................  $ 26,929    $ 34,847    $ 25,337
                                                             ========    ========    ========
Supplemental disclosures of cash flow information --
  Cash paid during the year for:
       Interest............................................  $    651    $    952    $  1,469
       Income taxes........................................  $    401    $     --    $     --

          See accompanying notes to consolidated financial statements.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business: IDEC Pharmaceuticals is primarily engaged in the commercialization and research and development of targeted therapies for the treatment of cancer and autoimmune diseases.

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

     Securities Available-for-Sale: Securities available-for-sale are carried at fair value, with unrealized gains and losses, net of tax, reported as accumulated other comprehensive income -- net unrealized gains on securities available-for-sale in the accompanying consolidated balance sheets. The cost of securities sold is based on the specific identification method.

     Inventories: Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories at December 31, 1998 and 1997 consist of the following (table in thousands):

                                                      1998      1997
                                                     ------    ------
Raw materials......................................  $2,273    $1,204
Work in process....................................     273       486
Finished goods.....................................   2,800     2,444
                                                     ------    ------
                                                     $5,346    $4,134
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

     Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents, securities available-for-sale, contract revenue receivables, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those investments. The fair values of the Company's notes payable approximate carrying values based upon the current rates and terms offered to the Company for similar notes. A reasonable estimate of fair values is not practicable for the receivable, due from related party, at December 31, 1998 and the liability, due to related party, at December 31, 1997, because of the inherent difficulty of evaluating the timing of the payments.

     Revenues from Unconsolidated Joint Business: Revenues from unconsolidated joint business consist of the Company's share of the pretax copromotion profits generated from its joint business arrangement with Genentech, revenue from bulk Rituxan sales to Genentech, reimbursement from Genentech of the Company's sales force and development expenses and royalty income from Roche on sales of Rituximab outside the United States. Rituxan is the trade name in the United States for the compound Rituximab. Outside the United States, Rituximab is marketed as MabThera (Rituximab, Rituxan and MabThera are collectively referred to herein as Rituxan, except where otherwise indicated). Under the joint business arrangement, all U.S. sales of Rituxan and associated costs and expenses will be recognized by Genentech, with the Company recording it's share of the pretax copromotion profits on a quarterly basis, as defined in the Company's collaborative agreement with Genentech (Note 7). Pretax copromotion profits under the joint business arrangement are derived by taking the U.S. net sales of Rituxan to third party customers less cost of sales, third party royalty expenses, distribution, selling and marketing expenses and joint development expenses

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY incurred by the Company and Genentech. Revenue from bulk Rituxan sales is recognized when bulk Rituxan is accepted by Genentech.

     Contract Revenues: Contract revenues consist of nonrefundable research and development funding under collaborative agreements with the Company's various strategic partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates the Company for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates of the Company and is recognized at the time research and development activities are performed under the terms of the collaborative agreements. Contract revenues earned in excess of contract payments received are classified as contract revenue receivables, and contract research and development funding received in excess of amounts earned are classified as deferred revenue. Contract revenue receivables at December 31, 1998 are net of an allowance of $775,000.

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

     Stock-Based Compensation: The Company's stock option and purchase plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and the Company makes pro forma footnote disclosures of the Company's operating results as if the Company had adopted the fair value method under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123").

     Income Taxes: Income taxes are accounted for under the asset and liability method where deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Earnings (Loss) Per Common Share: Earnings (loss) per common share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings (loss) per common share excludes the dilutive effects of options, warrants and other convertible securities compared to diluted earnings per share which reflects the potential dilution of options, warrants and other convertible securities that could share in the earnings of the Company. Calculations of basic and diluted earnings (loss) per common share use the weighted average number of shares outstanding during the year. Diluted earnings per common share for the year ended December 31, 1998 includes the dilutive effect of 3,538,000 shares of common stock from options, warrants and convertible preferred stock and excludes 1,217,000 shares of common stock from options because the options' exercise price was greater than the average market price of the Company's common stock for the year ended December 31, 1998. Options, warrants and convertible preferred stock totaling 4,181,000 shares and 4,538,000 shares were excluded from the calculations of diluted

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY loss per common share for the years ended December 31, 1997 and 1996, respectively, as their effect was antidilutive.

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

     Comprehensive Income: As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("Statement No. 130"). Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components. The adoption of Statement No. 130 did not have a significant impact on the Company's results of operations or financial position, as comprehensive income (loss) does not materially differ from net income (loss) applicable to common stock for the years ended December 31, 1998, 1997 and 1996.

NOTE 2: SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale at December 31, 1998 and 1997 consist of the following (tables in thousands):

                                                                          1998
                                                    ------------------------------------------------
                                                                   GROSS         GROSS
                                                    AMORTIZED    UNREALIZED    UNREALIZED    MARKET
                                                      COSTS        GAINS         LOSSES       VALUE
                                                    ---------    ----------    ----------    -------
Corporate debt securities.........................   $34,531        $32           $(41)      $34,522
Foreign debt securities...........................     6,892         10             (4)        6,898
U.S. government agencies..........................     5,149          5             (1)        5,153
                                                     -------        ---           ----       -------
                                                     $46,572        $47           $(46)      $46,573
                                                     =======        ===           ====       =======

                                                                          1998
                                                    ------------------------------------------------
                                                                   GROSS         GROSS
                                                    AMORTIZED    UNREALIZED    UNREALIZED    MARKET
                                                      COSTS        GAINS         LOSSES       VALUE
                                                    ---------    ----------    ----------    -------
Corporate debt securities.........................   $13,672        $ 3           $(18)      $13,657
Commercial paper..................................     4,707         44             --         4,751
Certificate of deposits...........................     5,699         --             --         5,699
U.S. government agencies..........................    10,675         29             (1)       10,703
                                                     -------        ---           ----       -------
                                                     $34,753        $76           $(19)      $34,810
                                                     =======        ===           ====       =======

     The amortized cost and estimated fair value of securities available-for-sale at December 31, 1998, by contractual maturity are shown below (table in thousands):

                                                              AMORTIZED    ESTIMATED
                                                                COST       FAIR VALUE
                                                              ---------    ----------
Due in one year or less.....................................   $44,555      $44,559
Due after one year through two years........................     2,017        2,014
                                                               -------      -------
                                                               $46,572      $46,573
                                                               =======      =======

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

NOTE 3: PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1998 and 1997 consists of the following (table in thousands):

                                                                1998        1997
                                                              --------    --------
Furniture and fixtures......................................  $  1,431    $  1,226
Machinery and equipment.....................................    14,423      13,118
Leasehold improvements......................................    18,939      18,922
Construction in progress....................................     2,647       2,667
                                                              --------    --------
                                                                37,440      35,933
Accumulated depreciation and amortization...................   (16,543)    (12,484)
                                                              --------    --------
                                                              $ 20,897    $ 23,449
                                                              ========    ========

NOTE 4: NOTES PAYABLE

     Notes payable at December 31, 1998 and 1997, consist of the following (table in thousands):

                                                               1998       1997
                                                              -------    -------
Prime plus 1% note, due in monthly installments with a final payment of $750 due at maturity in 1998, secured by
  equipment, lease deed of trust, and a patent and trademark
  collateral assignment.....................................  $    --    $ 1,361
17.74% note, due in monthly installments with a final
  payment of $375 due at maturity in 1998, secured by
  equipment, lease deed of trust, and a patent and trademark
  collateral assignment.....................................       --        682
17.53% note, due in monthly installments with a final
  payment of $375 due at maturity in 1999, secured by
  equipment, lease deed of trust, and a patent and trademark
  collateral assignment.....................................      441      1,149
8.95% to 10.62% capital lease obligations, due in monthly
  installments, maturing in 2000............................    1,462      1,831
  8.94% note, due in monthly installments, maturing in 2001,
     secured by equipment...................................    2,102      2,771
                                                              -------    -------
                                                                4,005      7,794
Current portion.............................................   (1,910)    (3,908)
                                                              -------    -------
                                                              $ 2,095    $ 3,886
                                                              =======    =======

     Machinery and equipment recorded under capital leases was $1,029,000 and $1,510,000, net of accumulated depreciation of $1,799,000 and $1,188,000, respectively, at December 31, 1998 and 1997, respectively.

     The aggregate maturities of notes payable for each of the three years subsequent to December 31, 1998, are as follows: 1999, $1,910,000; 2000, $1,352,000; and 2001, $743,000.

NOTE 5: 401(k) EMPLOYEE SAVINGS PLAN

     The Company has a qualified 401(k) Employee Savings Plan ("401(k) Plan"), available to substantially all employees over the age of 21. The Company may make discretionary contributions to the 401(k) Plan, which fully vest after four years of service by the employee. Discretionary contributions for the year ended December 31, 1998 totaled $410,000. There were no discretionary contributions for the years ended December 31, 1997 and 1996.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

NOTE 6: RESEARCH AND DEVELOPMENT

     In December 1995, the Company and Eisai entered into a collaborative development agreement and a license agreement aimed at the development and commercialization of humanized and PRIMATIZED anti-gp39 antibodies. Under the terms of these agreements, Eisai may provide up to $37,500,000 in product development milestone payments and support for research and development. Eisai will receive exclusive rights in Asia and Europe to develop and market resulting products emerging from the collaboration, with the Company receiving royalties on eventual product sales by Eisai. Eisai may terminate these agreements based on a reasonable determination that the products do not justify continued product development or marketing. Included in contract revenues for 1998, 1997 and 1996 is $9,019,000, $2,750,000 and $5,500,000, respectively, to fund product development, which approximates the research and development expenses incurred under the program. Included in license fees for the years ended December 31, 1997 and 1996 is $2,000,000 and $750,000, respectively, earned under these agreements.

     In December 1994, the Company and Seikagaku entered into a collaborative development agreement and a license agreement aimed at the development and commercialization of a PRIMATIZED anti-CD23 antibody. Under the terms of these agreements, Seikagaku may provide up to $26,000,000 in product development milestone payments and support for research and development. The Company and Seikagaku will share co-exclusive, worldwide rights to all products emerging from the collaboration, with the Company receiving royalties on eventual product sales by Seikagaku. Seikagaku may terminate these agreements based on a reasonable determination that the products do not justify continued product development or marketing. Included in contract revenues for 1998, 1997 and 1996 is $2,500,000, $3,500,000 and $3,500,000, respectively, to fund product development, which approximates the research and development expenses incurred under the program. Included in license fees for the years ended December 31, 1997 and 1996 is $1,500,000 and $1,000,000, respectively, earned under these agreements.

     In November 1993, the Company entered into a collaborative development agreement and a license agreement with Mitsubishi, for the development of a PRIMATIZED anti-B7 antibody. Under the terms of the collaboration, Mitsubishi may provide up to $12,185,000 in product development milestone payments and support for research and development. The Company retained certain marketing rights and will receive royalties on sales of any products commercialized by Mitsubishi emerging from the collaboration. Mitsubishi may terminate the license agreement if certain development objectives are not attained. The development agreement with Mitsubishi expired on December 31, 1996. Included in contract revenues for 1996 is $2,000,000 to fund product development, which approximates the research and development expenses incurred under the program. Included in license fees for the year ended December 31, 1998 is $2,000,000 earned under these agreements.

     In October 1992, the Company and SB entered into a collaborative research and license agreement aimed at the development and commercialization of therapeutic products based on the Company's PRIMATIZED anti-CD4 antibodies. Under the terms of the agreement, the Company will receive aggregate payments that have the potential of reaching in excess of $60,000,000, subject to the attainment of certain product development milestone events. The Company will receive funding for anti-CD4 related research and development programs, royalties and a share of copromotion profits (in North America) on sales of products which may be commercialized as a result of the agreements. SB may terminate these agreements based on a reasonable determination that the products do not justify continued development or marketing. Included in contract revenues for 1998, 1997 and 1996 is $1,701,000, $867,000 and $416,000, respectively, to fund product development, which approximates the research and development expenses incurred under the program. Included in license fees for the year ended December 31, 1996 is $4,000,000 earned under the agreement.

     The Company performed research under certain other contracts and, accordingly, realized revenues and recognized expenses in the accompanying consolidated statements of operations.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

NOTE 7: RELATED PARTY ARRANGEMENTS

     In March 1995, the Company and Genentech entered into a collaborative agreement for the clinical development and commercialization of the Company's anti-CD20 monoclonal antibody, Rituxan, for the treatment of certain B-cell non-Hodgkin's lymphomas. Concurrent with the collaborative agreement the Company and Genentech also entered into an expression technology license agreement for a proprietary gene expression technology developed by the Company and a preferred stock purchase agreement providing for certain equity investments in the Company by Genentech (Note 8). Under the terms of these agreements, the Company has received payments totaling $58,500,000. Additionally, the Company may be reimbursed by Genentech for certain other development and regulatory approval expenses under the terms of the collaborative agreement. Genentech may terminate this agreement for any reason, which would result in a loss of Genentech's Rituxan product rights. Included in contract revenues for 1998, 1997 and 1996 is $201,000, $2,389,000 and $1,500,000, respectively, to fund specific product development, which approximates the research and development expenses incurred under the program. Included in license fees for the years ended December 31, 1998, 1997 and 1996, is $10,000,000, $15,000,000 and $4,000,000, respectively, earned under these agreements.

     In addition, the Company and Genentech are copromoting Rituxan in the United States under a joint business arrangement, with the Company receiving a share of the pretax copromotion profits. Although the Company has a contractual obligation to manufacture and supply bulk Rituxan through the end of 1999, the Company and Genentech are in the process of modifying the collaboration agreement to transfer all manufacturing activities for Rituxan to Genentech by the end of the third quarter in 1999. Under the Company's collaborative agreement with Genentech, the sales price of bulk Rituxan sold to Genentech is capped at a price that is currently less than the Company's cost to manufacture bulk Rituxan. Included in inventories at December 31, 1998, is $2,800,000 of bulk Rituxan inventory that is expected to be sold to Genentech. During 1997, the joint business recorded an operating loss due to significant shared expenses related to the product launch of Rituxan in the United States in December 1997. Revenues from unconsolidated joint business, as described in Note 1, for the years ended December 31, 1998 and 1997, consist of the following (table in thousands):

                                                               1998       1997
                                                              -------    -------
Copromotion profit (loss)...................................  $30,579    $(4,350)
Bulk Rituxan sales..........................................   15,043     10,631
Reimbursement of selling and development expenses...........    6,949      2,985
Royalty income..............................................    1,242         --
                                                              -------    -------
                                                              $53,813    $ 9,266
                                                              =======    =======

     Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States will be the responsibility of Roche, except in Japan where Zenyaku Kogyo Co. Ltd. will be responsible for product development, marketing and sales. The Company will receive royalties on sales outside the United States. Additionally, the Company will receive royalties on sales of Genentech products manufactured using the Company's proprietary gene expression system.

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

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

     Additionally, the Company issued 22,993 shares of its Series A-3 Nonvoting Convertible Preferred Stock ("Series A-3 Preferred Stock") in March 1996, 100,000 shares of its Series A-6 Nonvoting Convertible Preferred Stock ("Series A-6 Preferred Stock") in May 1996, 100,000 shares of its Series A-1 Nonvoting Convertible Preferred Stock ("Series A-1 Preferred Stock") in April 1995, and 37,521 shares of its Series A-2 Nonvoting Convertible Preferred Stock ("Series A-2 Preferred Stock") in August 1995, to Genentech pursuant to the terms of a preferred stock purchase agreement. The preferred stock purchase agreement was entered into concurrently with a collaboration agreement as described in Note 7. The Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series A-3 Preferred Stock and Series A-6 Preferred Stock have a liquidation preference per share of $50, $67, $217 and $75, respectively, net of issuance costs. Each share of Series A-1 Preferred Stock, Series A-2 Preferred Stock and Series A-3 Preferred Stock is convertible at any time into ten shares of the Company's common stock and each share of Series A-6 Preferred Stock is convertible at any time into approximately 2.16 shares of the Company's common stock. In January 1998 and December 1997, 18,000 shares and 16,000 shares of Series A-1 Preferred Stock were converted into 175,000 shares and 155,000 shares, respectively, of the Company's common stock.

     Common Stock: In May 1996, the stockholders approved an increase in the number of authorized common shares to 50,000,000 shares. In June 1996, the Company completed a public offering of 2,070,000 shares of its common stock resulting in net proceeds of $46,277,000.

     In September, 1997, the Company sold to a financial institution a call option, exercisable only at maturity, entitling the financial institution to purchase from the Company up to 900,000 shares of the Company's common stock. Also in September, 1997, the Company purchased from the financial institution a call option, exercisable only at maturity, to purchase from the financial institution up to 600,000 shares. Both options expired in September 1998 at no cost to the Company and neither the Company nor the financial institution exercised their respective option.

     Stockholder Rights Agreement: In July 1997, the Company's Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of the Company's common stock. Each Right represents the right to purchase one one-thousandth of a share of series X junior participating preferred stock at an exercise price of $200, subject to adjustment, and will be exercisable only if a person or group acquires 15% or more of the Company's common stock or announces a tender offer for 15% or more of the Company's common stock. If a person acquires 15% or more of the Company's common stock all Rightsholders, except the acquiring person, will be entitled to buy shares of the Company's common stock at a discount. Each series X junior participating preferred stock will be entitled to an aggregate dividend of 1000 times the dividend declared per common stock. The Board of Directors may terminate the Stockholder Rights Agreement at any time or redeem the Rights at $.001 per Right, prior to the time a person acquires more than 15% of the Company's common stock. The Rights will expire in July 2007.

     Stock Option Plans: The Company has two active stock option plans.

     The 1988 Employee Stock Option Plan (the "Option Plan") was approved by the stockholders in 1988 and has been subsequently amended. Under the Option Plan, options for the purchase of the Company's common stock may be granted to key employees (including officers), directors and outside consultants. Options may be designated as incentive stock options or as nonqualified stock options and generally vest over four years, except under a provision of the Option Plan which allows accelerated vesting under certain conditions. Options under the Option Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value (85 percent of fair market value for nonqualified options) on the date of grant. The aggregate number of shares authorized for issuance under the Option Plan as of December 31, 1998 is 6,335,000 shares.

     In September 1993, the Company adopted the 1993 Non-Employee Directors Stock Option Plan (the "Directors Plan"), which was approved by the stockholders in May 1994 and was subsequently amended. As

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY of December 31, 1998, a total of 370,000 shares of common stock were reserved for issuance to individuals who serve as non-employee members of the Board of Directors. Options under the Directors Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant.

     A summary of the status of the Company's two active stock option plans as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below (table in thousands, except per share amounts):

                                                  DIRECTORS PLAN                   OPTION PLAN
                                            --------------------------      --------------------------
                                                      WEIGHTED AVERAGE                WEIGHTED AVERAGE
                                            SHARES     EXERCISE PRICE       SHARES     EXERCISE PRICE
                                            ------    ----------------      ------    ----------------
Outstanding at December 31, 1995..........    85           $ 4.15           2,467          $ 2.97
Granted...................................    35            19.13           1,443           20.79
Exercised.................................   (10)            4.00            (172)           2.43
Cancelled.................................    (5)           19.13            (196)          10.10
                                             ---           ------           -----          ------
Outstanding at December 31, 1996..........   105             8.45           3,542            9.86
Granted...................................    83            27.41             815           26.27
Exercised.................................   (15)            9.04            (533)           4.26
Cancelled.................................    (5)           22.50             (43)          18.74
                                             ---           ------           -----          ------
Outstanding at December 31, 1997..........   168            17.31           3,781           14.09
Granted...................................    30            33.88             784           36.18
Exercised.................................   (22)            4.38            (484)           6.28
Cancelled.................................    --               --             (84)          25.75
                                             ---           ------           -----          ------
Outstanding at December 31, 1998..........   176           $21.75           3,997          $19.12
                                             ===           ======           =====          ======

     The following table summarizes combined information about the Directors Plan and the Option Plan options outstanding as of December 31, 1998 (table in thousands, except year and per share amounts):

                                                   OPTIONS OUTSTANDING
                                    -------------------------------------------------        OPTIONS EXERCISABLE
                                                  WEIGHTED AVERAGE                      ------------------------------
             RANGE OF                 NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
         EXERCISE PRICES            OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
         ---------------            -----------   ----------------   ----------------   -----------   ----------------
$ 0.88 - $ 2.56...................       449            4.85              $ 2.44            444            $ 2.44
  3.00 -  19.13...................     1,042            5.98                5.69            917              4.95
 20.13 -  22.50...................     1,196            7.31               20.36            805             20.33
 24.38 -  31.50...................       836            8.66               27.81            250             26.58
 33.50 -  44.50...................       650            9.05               39.45            122             36.96

     Employee Stock Purchase Plan: In May 1993, the stockholders adopted the Company's Employee Stock Purchase Plan (the "Purchase Plan"), which was subsequently amended. As of December 31, 1998 a total of 495,000 shares of common stock were reserved for issuance. Under the terms of the Purchase Plan, employees can choose to have up to ten percent of their annual compensation withheld to purchase shares of common stock. The purchase price of the common stock is at 85 percent of the lower of the fair market value of the common stock at the enrollment or purchase date. During 1998, 1997 and 1996, 68,000 shares, 122,000 shares and 160,000 shares, respectively, were issued under the Purchase Plan.

     Pro Forma Information: The Company has retained the approach under APB Opinion No. 25 and related interpretations in accounting for its stock option and purchase plans. Accordingly, no compensation expense has been recognized for its Option Plan, Directors Plan and Purchase Plan. Had compensation expense for the Company's stock option and purchase plans been determined consistent with Statement No. 123, earnings per share applicable to common stock would have been decreased and the Company's loss

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY per share applicable to common stock would have been increased to the pro forma amounts indicated below (table in thousands, except per share amounts):

                                                       1998        1997        1996
                                                      -------    --------    --------
Net income (loss) applicable to common stock
  As reported.....................................    $21,478    $(15,538)   $ (5,651)
  Pro forma.......................................      8,511     (23,746)    (10,152)
Earnings (loss) per common share, as reported
  Basic...........................................    $  1.08    $  (0.83)   $  (0.34)
  Diluted.........................................       0.92       (0.83)      (0.34)
Earnings (loss) per common share, pro forma
  Basic...........................................    $  0.43    $  (1.27)   $  (0.61)
  Diluted.........................................       0.36       (1.27)      (0.61)

     Pro forma net income (loss) applicable to common stock reflects only stock option and purchase rights granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation expense for stock options and stock purchase rights under Statement No. 123 is not reflected in the pro forma net income
(loss) amounts presented above since compensation expense is reflected over the stock option vesting and stock purchase subscription periods and compensation expense for stock options and stock purchase rights granted prior to January 1, 1995 are not considered. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996: dividend yield of zero percent; expected volatility of 53.7 percent; risk-free interest rate of 4.7 percent; and an expected option life of 6.3 years for 1998; dividend yield of zero percent; expected volatility of 61.4 percent; risk-free interest rate of 6.3 percent; and an expected option life of 5.7 years for 1997; and a dividend yield of zero percent; expected volatility of 66.8 percent; risk-free interest rate of 6.2 percent; and an expected option life of 5.5 years for 1996. The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 at an exercise price equal to the fair market value on the date of grant was $20.76, $16.09 and $13.25, respectively, on the date of grant using the Black-Scholes option-pricing model. The fair value of each purchase right is estimated on the date of enrollment using the Black-Scholes option-pricing model with the following weighted average assumptions used in 1998, 1997 and 1996: dividend yield of zero percent; expected volatility of 53.7 percent; risk-free interest rate of 4.7 percent; and an expected life between 0.3 year and 1.0 year for 1998: dividend yield of zero percent; expected volatility of 61.4 percent; risk-free interest rates between 5.5 percent and 6.0 percent; and an expected life between 0.3 year and 2.0 years for 1997; and a dividend yield of zero percent; expected volatility of 66.8 percent; risk-free interest rates between
5.6 percent and 5.9 percent; and an expected life between 0.3 year and 2.0 years for 1996. The per share weighted-average fair value of stock purchase rights granted during 1998, 1997 and 1996 was $8.31, $10.50 and $9.05, respectively, on the subscription date using the Black-Scholes option-pricing model.

     Stock Warrants: Under an investment agreement and in part subject to the Company's accomplishment of certain research and development objectives, SR One Limited, SB venture capital subsidiary, purchased 200,000 common stock warrants in each 1993 and 1992. In October 1996, these warrants were exercised for 400,000 shares of the Company's common stock resulting in net proceeds of $4,755,000.

     In December 1994 and August 1995, concurrent with the completion of a debt financing, the Company issued warrants for the purchase of 294,000 shares and 46,000 shares, respectively, of common stock. In 1998, 1997 and 1996, 30,000 warrants, 114,000 warrants and 196,000 warrants, respectively, were exchanged for 25,000 shares, 105,000 shares and 169,000 shares, respectively, of the Company's common stock.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

NOTE 9: INCOME TAXES

     The provision for income taxes for the year ended December 31, 1998 includes the following (table in thousands):

                                                               1998
                                                              ------
Current Provision:
  Federal...................................................  $  248
  State.....................................................     174
                                                              ------
                                                              $  422
                                                              ======

     A reconciliation between the Company's effective tax rate and the U.S statutory rate for the year ended December 31, 1998 follows:

                                                               1998
                                                              ------
Tax at U.S. statutory rate..................................    35.0%
Adjustment of deferred items................................   (33.1)%
                                                              ------
                                                                 1.9%
                                                              ======

     The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 (table in thousands):

                                                                1998        1997
                                                              --------    --------
Deferred tax assets:
Accrued expenses............................................  $  1,295    $    609
Property and equipment, principally due to difference in
  depreciation..............................................     1,563         932
Deferred rent expense.......................................       925         803
Inventories.................................................       805          --
Amortization of fair value change in common stock
  warrants..................................................        --         770
Deferred revenue............................................        --       2,372
Capitalized state research and experimentation costs........     2,625       2,189
Acquired technology rights..................................     4,556       3,695
Research and experimentation credit.........................     8,993       6,070
Net operating loss carryforwards............................    25,806      29,601
Other tax assets............................................       996         696
                                                              --------    --------
     Total gross deferred tax assets........................    47,564      47,737
Valuation allowance.........................................   (47,564)    (47,737)
                                                              --------    --------
Net deferred taxes..........................................  $     --    $     --
                                                              ========    ========

     In 1998 the Company recognized a decrease in the valuation allowance of $173,000 and in 1997 and 1996, the Company recognized an increase in the valuation allowance of $9,291,000 and $3,882,000, respectively. At December 31, 1998 and 1997 the Company had a valuation allowance equal to its deferred tax assets since the Company has not established a pattern of profitable operations.

     As of December 31, 1998, the Company had net operating loss and research and experimentation tax credit carryforwards for Federal income tax purposes of approximately $72,000,000 and $7,000,000, respectively, which expire beginning in 1999. Net operating loss carryforwards and research and experimentation tax credit carryforwards as of December 31, 1998 for state income tax purposes are approximately $6,000,000 and $3,000,000, respectively, which expire beginning in 2011 and 1999, respectively. The utilization of net

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY operating losses and tax credits may be subject to an annual limitation under the Internal Revenue Code, due to a cumulative change in ownership of more than fifty percent.

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

     Future minimum lease payments under all operating leases as of December 31, 1998, are as follows (table in thousands):

1999...............................................  $ 3,423
2000...............................................    3,559
2001...............................................    3,702
2002...............................................    3,850
2003...............................................    3,740
2004 and thereafter................................   14,705
                                                     -------
Total minimum lease payments.......................  $32,979
                                                     =======

     Lease expense under all operating leases totaled $3,565,000, $3,677,000 and $3,011,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     License Agreements: In September 1997, the Company and CNI entered into a development and license agreement for the development of inflammatory and autoimmune disease products based upon CNI's anti-MIF antibody technology. Concurrent with the development and license agreement the Company and CNI entered into a stock purchase agreement providing for certain equity investments in CNI by the Company. Under the terms of these agreements, the Company may make payments totaling $10,500,000, subject to the attainment of certain product development milestone events. Additionally, the Company will pay CNI royalties on sales by the Company of any products emerging from the collaboration. In 1997, the Company made a $3,000,000 preferred equity investment in CNI.

     In February 1997, the Company acquired exclusive rights from Pharmacia & Upjohn to 9-aminocamptothecin ("9-AC"), a broad spectrum, anti-cancer agent for the treatment of cancer. Under the terms of the asset transfer agreement, the Company may make payments totaling $16,000,000, subject to the attainment of certain product development objectives. If the Company achieves certain product development objectives in 1999 (commencement of a Phase III trial) the Company would be required to make a $6,000,000 payment to Pharmacia and Upjohn. In the event the Company commences Phase III trials, it may seek a strategic partner for development, marketing, distribution and sale of 9-AC in Europe, however, no assurances can be given that any such arrangements will result. In 1997, the Company made an up-front licensing payment of $3,000,000.

     In connection with its research and development efforts, the Company has entered into various other license agreements which provide the Company with rights to develop, produce and market products using certain know-how, technology and patent rights maintained by the parties. Terms of the various license agreements require the Company to pay royalties from future sales, if any, on specified products using the resulting technology. Third party royalty liabilities resulting from sales of Rituxan are being paid by Genentech and recorded under the joint business arrangement as described under "Revenues from Unconsoli-

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY dated Joint Business" in Notes 1 and 7. As of December 31, 1998, such other royalties, other than annual minimum royalty payments, have not commenced on the aforementioned license agreements.

NOTE 11: SUBSEQUENT EVENT

     In February 1999, the Company raised approximately $113,090,000, net of underwriting commissions, through the private sale of 20-year convertible zero coupon subordinated notes ("Notes"). The Notes were priced with a yield to maturity of 5.5 percent annually. Upon maturity, the notes will have an aggregate principal face value of $345,000,000. Each $1,000 aggregate principal face value Note is convertible at the holders' option at any time through maturity into 6.734 shares of the Company's common stock at an initial conversion price of $50.17. The Company is required under the terms of the Notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any Note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of repurchase. Additionally, the holders of the Notes may require the Company to purchase the Notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with the Company having the option to repay the Notes plus accrued original issue discount in cash, the Company's common stock or a combination thereof.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
IDEC Pharmaceuticals Corporation:

     We have audited the accompanying consolidated balance sheets of IDEC Pharmaceuticals Corporation and subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDEC Pharmaceuticals Corporation and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          KPMG LLP

San Diego, California
February 2, 1999, except as to Note 11, which is as of March 1, 1999

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information about the Company's executive officers as of January 31, 1999 is set forth below:

                   NAME                      AGE                      TITLE
                   ----                      ---                      -----
William H. Rastetter, Ph.D.................  50    Chairman, President and Chief Executive
                                                   Officer
Antonio J. Grillo-Lopez, M.D...............  59    Chief Medical Officer
Nabil Hanna, Ph.D..........................  55    Chief Scientific Officer
William R. Rohn............................  55    Chief Operating Officer
Christopher J. Burman......................  49    Senior Vice President, Manufacturing and
                                                   Process Sciences
John Geigert, Ph.D.........................  51    Vice President, Quality
Connie L. Matsui...........................  45    Vice President, Planning and Resource
                                                   Development
Phillip M. Schneider.......................  42    Vice President and Chief Financial Officer
Kenneth J. Woolcott........................  40    Vice President, Secretary, General Counsel
                                                   and Licensing Executive

     DR. RASTETTER was appointed Chairman of the Board of Directors of the Company on May 22, 1996. He has served as President and Chief Executive Officer of the Company since December 1986 and Chief Financial Officer from 1988 to 1993. Dr. Rastetter has served as a Director of the Company since 1986. From 1984 to 1986, he was Director of Corporate Ventures at Genentech. From 1982 to 1984, Dr. Rastetter served in a scientific capacity at Genentech, directing the Biocatalysis and Chemical Sciences groups. From 1975 to 1982, he held various faculty positions at the Massachusetts Institute of Technology. Dr. Rastetter is also a director of Spiros Development Corporation II, Inc. Dr. Rastetter received his Ph.D. in chemistry from Harvard University in 1975.

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

     DR. GRILLO-LOPEZ joined the Company as Vice President, Medical and Regulatory Affairs in November 1992 from Du Pont Merck Pharmaceutical Company ("Du Pont Merck"). Dr. Grillo-Lopez was promoted to Senior Vice President, Medical and Regulatory Affairs in January 1996 and Chief Medical Officer in May 1998. He was employed by Du Pont Merck from 1987 to 1992, where he most recently was Executive Medical Director for International Clinical Research and Development and previously held various clinical and medical director positions at Du Pont Merck. From 1980 to 1987, Dr. Grillo-Lopez was a Vice President in charge of clinical therapeutics and Director of Clinical Oncology Research at Warner Lambert Company's Parke Davis Pharmaceutical Research Division. He trained as a hematologist and oncologist at the University of Puerto Rico School of Medicine, San Juan, where he received his M.D. and subsequently held faculty appointments. He has been an adjunct associate professor in the Department of Medicine (Hematology and Medical Oncology) at the University of Michigan Medical School, was a founder of the Puerto Rico

Society of Hematology and the Latin American Society of Hematology, and is a fellow of the International Society of Hematology and the Royal Society of Medicine (London).

     DR. HANNA joined the Company in February 1990 as Vice President, Research and Preclinical Development. In August 1993, Dr. Hanna was promoted to Senior Vice President, Research and Preclinical Development and in May 1998 he was promoted to Chief Scientific Officer. From 1981 to 1990, Dr. Hanna served as Associate Director and then Director of the Department of Immunology at SB focusing on autoimmune and chronic inflammatory diseases. From 1978 to 1981, he was a research scientist at the NCI-Frederick Cancer Research Center, where he studied the role of immune system cells in host defenses against cancer. From 1973 to 1978, Dr. Hanna was a lecturer in the Department of Immunology at the Hebrew University Medical School in Israel, where he received his Ph.D. in Immunology. Pursuant to the Company's agreement with CNI, Dr. Hanna is a director of CNI.

     MR. ROHN joined the Company in August 1993 as Senior Vice President, Commercial and Corporate Development. Mr. Rohn was appointed Senior Vice President, Commercial Operations in April 1996 and was promoted to Chief Operating Officer in May 1998. Prior to joining the Company, Mr. Rohn was employed by Adria Laboratories ("Adria"), from 1984 until August 1993, most recently as Senior Vice President of Sales and Marketing with responsibilities for strategic and commercial partnerships as well as all sales and marketing functions in the United States. Prior to Adria, Mr. Rohn held marketing and sales management positions at Abbott Laboratories, Warren-Teed Pharmaceuticals, Miles Laboratories and Mead Johnson Laboratories. Mr. Rohn received a B.A. in Marketing from Michigan State University.

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

     MR. SCHNEIDER joined the Company in February 1987 as Director, Finance and Administration and served as Senior Director, Finance and Administration from 1990 to 1991. In November 1991, he became Vice President, Finance and Administration and in February 1996 he was appointed Vice President and Chief Financial Officer. From 1984 to 1987, Mr. Schneider served as the Manager of Financial Reporting and as a Senior Analyst for Syntex Laboratories. He received a B.S. in biochemistry from University of California, Davis, received his M.B.A. at the University of Southern California and earned his C.P.A. qualifications while working for KPMG LLP.

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

     The information required by this item in regards to the identification of Directors is hereby incorporated by reference to the information contained under the caption "Election of Directors" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 1999.

     The information required by Section 16(a) is hereby incorporated by reference to the information contained under the caption "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference to the information contained under the caption "Executive Compensation and Related Information" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference to the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        PAGE
                                                                        ----
a.   (1)  CONSOLIDATED FINANCIAL STATEMENTS:
          Consolidated Balance Sheets -- December 31, 1998 and 1997...    *
          Consolidated Statements of Operations -- Years ended
          December 31, 1998, 1997 and 1996............................    *
          Consolidated Statements of Stockholders' Equity -- Years
          ended December 31, 1998, 1997 and 1996......................    *
          Consolidated Statements of Cash Flows -- Years ended
          December 31, 1998, 1997 and 1996............................    *
          Notes to Consolidated Financial Statements..................    *
          Independent Auditors' Report................................    *
          * These items are in Item 8 to this Form 10-K.
     (2)  FINANCIAL STATEMENT SCHEDULE:

    SCHEDULE NUMBER                                  DESCRIPTION
    ---------------                                  -----------
          II                 Valuation and qualifying accounts

            All other financial statements schedules are omitted because they are not required or are not applicable, or because the required information is included in the financial statements or notes thereto.

     (3)  EXHIBITS:
          The following exhibits are referenced or included in this report.

     EXHIBIT
      NUMBER                            DESCRIPTION
     -------                            -----------
     1.1        Purchase Agreement for $300,000,000 Liquid Yield Option
                Notes(TM) due 2019 (Zero Coupon -- Subordinated) dated as of
                February 9, 1999 between the Registrant and Merrill Lynch,
                Pierce, Fenner & Smith Incorporated.
     2.1(1)     Agreement and Plan of Merger dated as of April 5, 1997
                between the Registrant and IDEC California.
     3.1(1)     Amended and Restated Articles of Incorporation of the
                Registrant.
     3.2(1)     Bylaws of the Registrant.
     4.1        Reference is made to Exhibit 3.1.
     4.2        Reference is made to Exhibit 3.2.
     4.3(2)     1992 Amended and Restated Registration Rights Agreement of
                IDEC California.
     4.4(1)     Specimen Common Stock Certificate of the Registrant.
     4.5        Reference is made to Exhibit 10.46.
     4.6(7)     1995 Registration Rights Agreement of the Registrant.
     4.8(18)    Preferred Share Purchase Rights.
     4.9        First Amendment to the Preferred Share Purchase Rights
                Agreement, dated July 22, 1997.
    4.10        Indenture dated as of February 16, 1999 between the
                Registrant and Chase Manhattan Bank and Trust Company,
                National Association.
    4.11        Reference is made to Exhibit 1.1

     EXHIBIT
      NUMBER                            DESCRIPTION
     -------                            -----------
    10.1(17)    1988 Stock Option Plan of the Registrant, as amended and
                restated through February 20, 1998.
    10.2(13)    Form of Notice of Grant.
    10.3(13)    Form of Option Agreement.
    10.4(12)    Letter Agreement between the Registrant and Genentech, Inc., dated May 21, 1996.
    10.5(2)     401(k) Plan of the Registrant.
    10.6(2)     Form of acceleration of vesting letter agreement between the
                Registrant and certain officers.
    10.7(2)+    License Agreement with Coulter Immunology, dated May 16,
                1991.
    10.8(3)     Lease Agreement between the Registrant and Torrey Sorrento,
                Inc., dated July 9, 1992.
    10.9(3)+    Collaborative Research and License Agreement between the
                Registrant and SmithKline Beecham p.l.c., dated October 12,
                1992.
    10.10(3)    Investment Agreement between the Registrant and S.R. One,
                Limited, dated October 16, 1992.
    10.11(13)   1995 Employee Stock Purchase Plan, as amended and restated
                through May 22, 1997.
    10.12(4)+   Collaborative Development Agreement between the Registrant and Mitsubishi Chemical Corporation, dated November 11,
                1993.
    10.13(4)    Employment Agreement between the Registrant and Dr. Antonio
                Grillo-Lopez dated September 25, 1992.
    10.14(17)   1993 Non-Employee Directors Stock Option Plan, as amended
                and restated through February 20, 1998.
    10.15(6)+   Collaborative Development Agreement between the Registrant and Seikagaku Corporation dated December 27, 1994.
    10.16(6)+   License Agreement between the Registrant and Seikagaku
                Corporation dated December 27, 1994.
    10.17(6)+   Loan Agreement between the Registrant and Silicon Valley
                Bank and Venture Lending & Leasing, Inc., dated December 28,
                1994.
    10.20(6)    Security Agreement, dated December 28, 1994.
    10.21(6)+   Patent Collateral Assignment, dated December 28, 1994.
    10.22(6)+   Trademark Collateral Assignment, dated December 28, 1994.
    10.23(6)    Intercreditor Agreement, dated December 28, 1994.
    10.24(6)    Deed of Trust and Fixture Filing, dated December 28, 1994.
    10.25(6)    Three-Party Leasehold Agreement, dated September 30, 1994.
    10.26(6)    Warrants to Purchase Shares of Common Stock, dated December
                30, 1994.
    10.27(6)    1994 Registration Rights Agreement.
    10.28(6)    Investment Agreement between the Registrant, SmithKline
                Beecham p.l.c. and SmithKline Beecham Corporation, dated
                December 28, 1994.
    10.29(7)    Master Definitions Agreement between the Registrant and
                Genentech. Inc.
    10.30(7)+   Collaboration Agreement between the Registrant and
                Genentech. Inc., dated March 16, 1995.
    10.31(7)+   Expression Technology Agreement between the Registrant and
                Genentech. Inc., dated March 16, 1995.

     EXHIBIT
      NUMBER                            DESCRIPTION
     -------                            -----------
    10.32(7)    Preferred Stock Purchase Agreement between the Registrant
                and Genentech. Inc., dated March 16, 1995.
    10.33(7)    Option Agreement between the Registrant and Genentech, Inc., dated March 16, 1995.
    10.34(7)    Preferred and Common Stock Purchase Agreement between the
                Registrant and ML/ MS Associates, L.P., dated March 16,
                1995.
    10.35(9)+   Amendment Agreement between the Registrant and SmithKline
                Beecham p.l.c., dated January 20, 1993.
    10.36(9)+   Modification of the Amendment Agreement between the
                Registrant and SmithKline Beecham p.l.c., dated June 14,
                1993.
    10.37(8)    Special Stock Issuance Plan.
    10.38(10)   $2,500,000 Promissory Note, dated August 11, 1995.
    10.39(10)   Warrants to purchase shares of common stock, dated August 9,
                1995.
    10.40(15)+  Collaborative Development Agreement between the Registrant and Eisai Co., Ltd. dated December 11, 1995.
    10.41(15)+  License Agreement between the Registrant and Eisai Co., Ltd.
                dated December 11, 1995.
    10.42(15)+  License Agreement between the Registrant, Genentech, Inc.
                and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
    10.43(15)+  Development Agreement between the Registrant, Genentech,
                Inc. and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
    10.44(15)+  Supply Agreement between the Registrant and Zenyaku Kogyo
                Co., Ltd. dated November 30, 1995.
    10.45(15)+  Termination Agreement between the Registrant and Zenyaku
                Kogyo Co., Ltd. dated November 30, 1995.
    10.46(15)+  Amendment to the Development Agreement between the
                Registrant, Genentech, Inc. and Zenyaku Kogyo Co., Ltd.
                dated November 30, 1995.
    10.47(15)   Amendment to Collaboration Agreement between the Registrant and Genentech, Inc. dated November 30, 1995.
    10.48(11)+  License Agreement between the Registrant and Chugai
                Pharmaceutical Co., Ltd., dated March 31, 1996.
    10.49(14)   Lease Agreement between the Registrant and All Spectrum
                Services, Inc., dated August 13, 1996.
    10.50(1)    Form of Indemnification Agreement for Officers and
                Directors.
    10.51(16)+  9-AC Asset Transfer Agreement between the Registrant,
                Pharmacia & Upjohn S.p.A. and Pharmacia & Upjohn Company,
                dated February 10, 1997.
    22.1(2)     Subsidiary of the Company.
    23.0        Independent Auditors' Report on Schedule and Consent
    23.1        Financial Statement Schedule
    27.1        Financial Data Schedule

---------------
  + Confidential Treatment has been granted with respect to portions of this agreement.

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

(17) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8, File No. 333-62817.

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

                                          IDEC PHARMACEUTICALS CORPORATION

Date: March 30, 1999                      By:   /s/ WILLIAM H. RASTETTER

                                            ------------------------------------
                                                William H. Rastetter, Ph.D.,
                                                          Chairman,
                                               President and Chief Executive
                                                           Officer

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint William H. Rastetter and Phillip M. Schneider, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and his name, place and stead, in any and all capacities, to sign the Registration Statement filed herewith and any and all amendments to said Registration Statement (including post-effective amendments and registration statements filed pursuant to Rule 462 and otherwise), and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

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

                        NAME                                      CAPACITY                   DATE
                        ----                                      --------                   ----

              /s/ WILLIAM H. RASTETTER                     Chairman, President and      March 30, 1999
-----------------------------------------------------      Chief Executive Officer
             William H. Rastetter, Ph.D.                (Principal Executive Officer)

              /s/ PHILLIP M. SCHNEIDER                       Vice President and         March 30, 1999
-----------------------------------------------------      Chief Financial Officer
                Phillip M. Schneider                      (Principal Financial and
                                                             Accounting Officer)

               /s/ CHARLES C. EDWARDS                             Director              March 30, 1999
-----------------------------------------------------
              Charles C. Edwards, M.D.

                /s/ ALAN B. GLASSBERG                             Director              March 30, 1999
-----------------------------------------------------
               Alan B. Glassberg, M.D.

                                                                  Director
-----------------------------------------------------
                     John Groom

                                                                  Director
-----------------------------------------------------
                 Kazuhiro Hashimoto

                        NAME                                      CAPACITY                   DATE
                        ----                                      --------                   ----
               /s/ FRANKLIN P. JOHNSON                            Director              March 30, 1999
-----------------------------------------------------
              Franklin P. Johnson, Jr.

                /s/ ROBERT W. PANGIA                              Director              March 30, 1999
-----------------------------------------------------
                  Robert W. Pangia

                  /s/ BRUCE R. ROSS                               Director              March 30, 1999
-----------------------------------------------------
                    Bruce R. Ross

            /s/ THE HONORABLE LYNN SCHENK                         Director              March 30, 1999
-----------------------------------------------------
              The Honorable Lynn Schenk

                /s/ WILLIAM D. YOUNG                              Director              March 30, 1999
-----------------------------------------------------
                  William D. Young