Form 10-Q
period 1999-03-31
IDEC PHARMACEUTICALS CORP / DE
filed 1999-05-17
CIK 875045

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


                   11011 Torreyana Road, San Diego, CA 92121
               (Address of principal executive offices)(Zip code)

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


As of April 30, 1999 the Registrant had 20,479,476 shares of its common stock, $.001 par value, issued and outstanding.

                        IDEC PHARMACEUTICALS CORPORATION

                          FORM 10-Q -- QUARTERLY REPORT
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -- March 31, 1999 and December 31, 1998 ..................               1
         Condensed Consolidated Statements of Operations -- Three months ended March 31, 1999
              and 1998 ..................................................................................               2
         Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 1999 and 1998 ..               3
         Notes to Condensed Consolidated Financial Statements ...........................................               4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ..........               7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .....................................              18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ..............................................................................              19

Item 2.  Changes in Securities ..........................................................................              19

Item 3.  Defaults upon Senior Securities ................................................................              19

Item 4.  Submission of Matters to a Vote of Stockholders ................................................              19

Item 5.  Other Information ..............................................................................              19

Item 6.  Exhibits and Reports on Form 8-K ...............................................................              19

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                                              March 31,              December 31,
                                                                                1999                    1998
                                                                              ---------               ---------
                                                                             (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                   $ 100,847               $  26,929
  Securities available-for-sale                                                  95,213                  46,573
  Contract revenue receivables, net                                               1,354                   2,345
  Due from related party, net                                                    15,403                  17,473
  Inventories                                                                     5,405                   5,346
  Prepaid expenses and other current assets                                       3,449                   2,361
                                                                              ---------               ---------
        Total current assets                                                    221,671                 101,027

Property and equipment, net                                                      20,452                  20,897
Investment and other assets                                                       7,229                   3,349
                                                                              ---------               ---------
                                                                              $ 249,352               $ 125,273
                                                                              =========               =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable                                            $   1,450               $   1,910
  Accounts payable                                                                1,469                   1,989
  Accrued expenses                                                                9,401                  10,238
  Deferred revenue                                                                  346                     346
                                                                              ---------               ---------
        Total current liabilities                                                12,666                  14,483
Notes payable, less current portion                                             119,158                   2,095
Deferred rent and other long-term liabilities                                     2,709                   2,267
Commitments

Stockholders' equity:
  Convertible preferred stock, $.001 par value                                       --                      --
  Common stock, $.001 par value                                                      20                      20
  Additional paid-in capital                                                    188,061                 184,282
  Accumulated other comprehensive income - net unrealized
    gains (losses) on securities available-for-sale                                (196)                      1
  Accumulated deficit                                                           (73,066)                (77,875)
                                                                              ---------               ---------
        Total stockholders' equity                                              114,819                 106,428
                                                                              ---------               ---------
                                                                              $ 249,352               $ 125,273
                                                                              =========               =========


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

                                                                    Three months ended
                                                                         March 31,
                                                               ----------------------------
                                                                1999                 1998
                                                               -------              -------
Revenues:
    Revenues from unconsolidated joint business                $19,279              $ 9,189
    Contract revenues                                            1,232                2,645
    License fees                                                    --                6,300
                                                               -------              -------
                                                                20,511               18,134
Operating costs and expenses:
    Manufacturing costs                                          4,007                4,075
    Research and development                                     7,819                7,037
    Selling, general and administrative                          4,394                3,899
                                                               -------              -------
                                                                16,220               15,011
                                                               -------              -------
      Income from operations                                     4,291                3,123

Interest income, net                                               709                  745
                                                               -------              -------
Income before taxes                                              5,000                3,868
Income tax provision                                               191                   --
                                                               -------              -------
Net income                                                     $ 4,809              $ 3,868
                                                               =======              =======

Earnings per share:
      Basic                                                    $  0.24              $  0.20
      Diluted                                                  $  0.20              $  0.16

Shares used in calculation of earnings per share:
      Basic                                                     20,277               19,637
      Diluted                                                   24,124               23,676


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                                                 Three months ended
                                                                                       March 31,
                                                                          ---------------------------------
                                                                             1999                    1998
                                                                          ---------               ---------
Cash flows from operating activities:
         Net cash provided by (used in) operating activities              $   7,728               $  (6,173)
                                                                          ---------               ---------

Cash flows from investing activities:
    Purchase of property and equipment                                         (617)                   (441)
    Purchase of securities available-for-sale                               (68,372)                (20,961)
    Sales and maturities of securities available-for-sale                    19,535                  13,968
                                                                          ---------               ---------
         Net cash used in investing activities                              (49,454)                 (7,434)
                                                                          ---------               ---------

Cash flows from financing activities:
    Proceeds from issuance of notes payable, net                            112,895                      --
    Payments on notes payable                                                  (757)                   (990)
    Proceeds from issuance of common stock                                    3,506                   1,385
                                                                          ---------               ---------
         Net cash provided by financing activities                          115,644                     395
                                                                          ---------               ---------

Net increase (decrease) in cash and cash equivalents                         73,918                 (13,212)
Cash and cash equivalents, beginning of period                               26,929                  34,847
                                                                          ---------               ---------
Cash and cash equivalents, end of period                                  $ 100,847               $  21,635
                                                                          =========               =========



See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation: The information at March 31, 1999, and for the three-month periods ended March 31, 1999 and 1998, is unaudited. In the opinion of management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period. These financial statements should be read in conjunction with IDEC Pharmaceuticals Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998.

    Inventories: Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Inventories consist of the following (table in thousands):

                            March 31,          December 31,
                              1999                1998
                             ------              ------
Raw materials                $2,070              $2,273
Work in process               2,511                 273
Finished goods                  824               2,800
                             ------              ------
                             $5,405              $5,346
                             ======              ======


    Revenues from Unconsolidated Joint Business: Revenues from unconsolidated joint business consist of the Company's share of the pretax copromotion profits generated from its joint business arrangement with Genentech, Inc. ("Genentech"), revenue from bulk Rituxan(R) sales to Genentech, reimbursement from Genentech of the Company's sales force and development expenses and royalty income from F. Hoffmann-La Roche Ltd. ("Roche") on sales of Rituximab outside the United States. Rituxan is the trade name in the United States for the compound Rituximab. Outside the United States, Rituximab is marketed as MabThera (Rituximab, Rituxan and MabThera are collectively referred to herein as Rituxan, except where otherwise indicated). Under the joint business arrangement, all U.S. sales of Rituxan and associated costs and expenses will be recognized by Genentech, with the Company recording its share of the pretax copromotion profits on a quarterly basis, as defined in the Company's collaborative agreement with Genentech (Note 2). Pretax copromotion profits under the joint business arrangement are derived by taking U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by the Company and Genentech. Revenue from bulk Rituxan sales is recognized when bulk Rituxan is accepted by Genentech. The Company's profit-sharing formula with Genentech has two tiers; the higher tier applies once a certain copromotion profit level is met. The profit-sharing formula resets to the lower tier on an annual basis, at the beginning of each year. The Company expects the higher tier to come into effect in the middle of 1999.

    Contract Revenues: Contract revenues consist of nonrefundable research and development funding under collaborative agreements with the Company's various strategic partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates the Company for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates of the Company and is recognized at the time research and development activities are performed under the terms of the collaborative agreements. Contract revenues earned in excess of contract payments received are classified as contract revenue receivables, and contract research and development funding received in excess of amounts earned are classified as deferred revenue. Contract revenue receivables at March 31, 1999 and December 31, 1998 are net of an allowance of $162,000 and $775,000, respectively.

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

    Earnings Per Share: Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities compared to diluted earnings per share which reflects the potential dilution of options, warrants and other convertible securities that could share in the earnings of the Company. Calculations of basic and diluted earnings per share use the weighted average number of shares outstanding during the period. Diluted earnings per share for the three months ended March 31, 1999 includes the dilutive effect of 3,847,000 shares of potentially issuable common stock from options and convertible preferred stock and excludes 1,244,000 quarterly weighted average shares of common stock from the assumed conversion of 20-year convertible zero coupon subordinated notes ("Notes") because their effect was antidilutive. Diluted earnings per share for the period ended March 31, 1998 includes the dilutive effect of 4,039,000 shares of potentially issuable common stock from options, warrants and convertible preferred stock and excludes 901,000 shares of common stock from options because the options' exercise price was greater than the average market price of the Company's common stock for that period.

    Comprehensive Income: Comprehensive income for the three months ended March 31, 1999 and 1998 was $4,612,000 and $3,842,000, respectively.

NOTE 2.  RELATED PARTY ARRANGEMENTS

    In March 1995, the Company and Genentech entered into a collaborative agreement for the clinical development and commercialization of the Company's anti-CD20 monoclonal antibody, Rituxan, for the treatment of relapsed or refractory, low-grade or follicular, CD20-positive, B-cell non-Hodgkin's lymphomas ("B-cell non-Hodgkin's lymphomas"). Concurrent with the collaborative agreement the Company and Genentech also entered into an expression technology license agreement for a proprietary gene expression technology developed by the Company and a preferred stock purchase agreement providing for certain equity investments in the Company by Genentech. Under the terms of these agreements, the Company has received payments totaling $58,500,000. Additionally, the Company may be reimbursed by Genentech for certain other development and regulatory approval expenses under the terms of the collaborative agreement. Genentech may terminate this agreement for any reason, which would result in a loss of Genentech's Rituxan product rights.

    In addition, the Company and Genentech are copromoting Rituxan in the United States under a joint business arrangement, with the Company receiving a share of the pretax copromotion profits. Although the Company has a contractual obligation to manufacture and supply bulk Rituxan through the end of 1999, the Company and Genentech are in the process of completing a modification to its collaborative agreement to transfer all manufacturing activities for Rituxan to Genentech by the end of the third quarter of 1999. Under the Company's collaborative agreement with Genentech, the sales price of bulk Rituxan sold to Genentech is capped at a price that is currently less than the Company's cost to manufacture bulk Rituxan. Included in inventories at March 31, 1999, is $824,000 of bulk Rituxan inventory that is expected to be sold to Genentech.

    Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan, where Zenyaku Kogyo Co., Ltd. ("Zenyaku") will be responsible for product development, marketing and sales. The Company will receive royalties on sales outside the United States. Additionally, the Company will receive royalties on sales of Genentech products manufactured using the Company's proprietary gene expression system.

NOTE 3. NOTES PAYABLE

    In February 1999, the Company raised approximately $112,895,000, net of underwriting commissions and expenses of $3,663,000, through the private sale of Notes. Upon maturity, the Notes will have an aggregate principal face value of $345,000,000. The Notes were priced with a yield to maturity of 5.5 percent annually. Each $1,000 aggregate principal face value Note is convertible at the holders' option at any time through maturity into 6.734 shares of the Company's common stock at an initial conversion price of $50.17. The Company is required under the terms of the Notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any Note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of purchase. Additionally, the holders of the Notes may require the Company to purchase the Notes on February 16,

2004, 2009 or 2014 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, with the Company having the option to repay the Notes plus the accrued original issue discount in cash, the Company's common stock or a combination thereof. The Company has the option to redeem the Notes any time on or after February 16, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    IDEC Pharmaceuticals Corporation is primarily engaged in the commercialization, research and development of targeted therapies for the treatment of cancer and autoimmune diseases. In November 1997, the Company received approval from the U.S. Food and Drug Administration ("FDA") to market its first product, Rituxan, in the United States, and in June 1998, Roche, the Company's European marketing partner was granted marketing authorization for Rituximab in all European Union countries. Rituxan is the trade name in the United States for the compound Rituximab. Outside the United States, Rituximab is marketed as MabThera (Rituximab, Rituxan and MabThera are collectively referred to herein as Rituxan, except where otherwise indicated). Rituxan is being copromoted in the United States under a joint business arrangement with Genentech, with the Company receiving a share of the pretax copromotion profits. Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan where Zenyaku will be responsible for product development, marketing and sales. The Company receives royalties on Rituxan sales outside the United States.

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

    Revenues from unconsolidated joint business consist of the Company's share of the pretax copromotion profits generated from its joint business arrangement with Genentech, revenue from bulk Rituxan sales to Genentech and reimbursement from Genentech of the Company's sales force and development expenses. Revenues from unconsolidated joint business also include royalty income on sales of Rituxan outside the United States. Under the joint business arrangement, all U.S. sales of Rituxan and associated expenses will be recognized by Genentech, with the Company recording its share of the pretax copromotion profits on a quarterly basis, as defined in the Company's collaborative agreement with Genentech. Pretax copromotion profits under the joint business arrangement are derived by taking U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses by the Company and Genentech. The Company's profit-sharing formula with Genentech has two tiers; the higher tier applies once a certain copromotion profit level is met. The profit-sharing formula resets to the lower tier on an annual basis, at the beginning of each year. The Company expects the higher tier to come into effect in the middle of 1999.

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

    The Company is in the process of completing a modification to its collaborative agreement with Genentech that will allow the Company to terminate early its obligation to supply to Genentech bulk Rituxan manufactured at the Company's facility. Rather than supplying bulk Rituxan to Genentech through November 1999, the Company now anticipates transferring all manufacturing responsibilities for bulk Rituxan to Genentech at the end of the third quarter of 1999. The cost of bulk Rituxan sold to Genentech is recorded as manufacturing costs in the Company's condensed consolidated statements of operations. Under the Company's collaborative agreement with Genentech, the sales price of bulk Rituxan sold to Genentech is capped at a price that is currently less than the Company's cost to manufacture bulk Rituxan. The Company anticipates using its available capacity for production of specification setting lots and commercial inventory of IDEC-Y2B8, production of clinical material and some third-party contract manufacturing.

    The Company has incurred increasing annual operating expenses and, with the commercialization of Rituxan, the Company expects such trends to continue. The Company has until 1998 incurred annual operating losses since its inception in 1985 and the sustained profitability of the Company will be dependent upon the continued commercial success of Rituxan, product development, revenues from the achievement of product development objectives and licensing transactions. As of March 31, 1999, the Company had an accumulated deficit of $73.1 million.

RESULTS OF OPERATIONS

    Revenues from unconsolidated joint business for the three months ended March 31, 1999 totaled $19.3 million compared to $9.2 million for the comparable period in 1998. Revenues from unconsolidated joint business for the three months ended March 31, 1999 and 1998 reflect the financial results from the commercialization of Rituxan through the Company's collaboration with Genentech. Included in these revenues are the Company's share of pretax copromotion profits, bulk Rituxan sales to Genentech, reimbursement from Genentech of the Company's Rituxan sales force and development expenses and royalty income on sales of Rituxan outside the United States. Under its agreement with Genentech, the Company's pretax copromotion profit-sharing formula has two tiers. The higher tier applies once a certain copromotion profit level is met and will reset to the lower tier on an annual basis, at the beginning of each year. The Company expects the higher tier to come into effect in the middle of 1999.

    Rituxan net sales to third-party customers in the United States by Genentech for the three months ended March 31, 1999 amounted to $52.0 million compared to $35.2 million for the comparable period in 1998. The Company believes that the growth in sales is being driven, in part, by increased prescribing for the approved indication and by the re-treatment of patients who responded to Rituxan therapy early in 1998.

    Contract revenues for the three months ended March 31, 1999 totaled $1.2 million compared to $2.6 million for the comparable period in 1998. The decrease in contract research revenues for the three months ended March 31, 1999 resulted primarily from decreased funding under collaborative development agreements with SmithKline Beecham p.l.c. ("SmithKline Beecham") and Seikagaku Corporation ("Seikagaku) that was offset by increased research and development funding from Eisai Co. Ltd. ("Eisai").

    License fees for the three months ended March 31, 1998 of $6.3 million were the result of a license of the Company's proprietary gene expression technology. Contract revenues and license fees may vary from period to period and are, in part, dependent upon achievement of certain research and development objectives. The magnitude and timing of contract revenues and license fees may influence the achievement and level of profitability for the Company. The Company continues to pursue other collaborative and license arrangements, however, no assurance can be given that any such arrangements will be realized.

    Manufacturing costs totaled $4.0 million for the three months ended March 31, 1999 compared to $4.1 million for the comparable period in 1998. Manufacturing costs for 1999 and 1998 relate to production of bulk Rituxan sold to Genentech. Manufacturing costs are recognized when Genentech accepts bulk Rituxan inventory. The Company is in the process of completing a modification to its collaborative agreement with Genentech that will allow the Company to terminate early its obligation to supply to Genentech bulk Rituxan manufactured at the Company's facility. Rather than supplying bulk Rituxan to Genentech through November 1999, the Company anticipates transferring all manufacturing responsibilities for bulk Rituxan to Genentech at the end of the third quarter of 1999. The Company expects to continue incurring substantial manufacturing related costs and expenses as it anticipates using its available capacity for production of specification setting lots and commercial inventory of IDEC-Y2B8, production of clinical material and some third-party contract manufacturing.

    Research and development expenses totaled $7.8 million for the three months ended March 31, 1999 compared to $7.0 million for the comparable period in 1998. Research and development expenses consist of basic research and development, preclinical and clinical testing of the Company's various products under development, and production scale-up and manufacturing of products used in clinical trials. The Company expects to continue incurring substantial additional research and development expenses in the future, due to expansion or addition of research and development programs; technology in-licensing and regulatory-related expenses; preclinical and clinical testing of the Company's various products under development; and production scale-up and manufacturing of products used in clinical trials.

    Selling, general and administrative expenses totaled $4.4 million for the three months ended March 31, 1999 compared to $3.9 million for the comparable period in 1998. Selling, general and administrative expenses increased in 1999 due to increased sales and marketing expenses resulting from the commercialization of Rituxan. Selling, general and administrative expenses necessary to support sales and administration, expanded manufacturing capacity, expanded clinical trials, research and development and the potential expansion of the sales and marketing organization are expected to increase in the foreseeable future.

    The Company's income tax provision totaled $0.2 million for the three months ended March 31, 1999 and was the result of an alternative minimum tax system that only allows the utilization of net operating loss carry forwards to offset 90% of taxable income. At December 31, 1998, the Company had a valuation allowance equal to its deferred tax assets of $47.6 million since the Company has not established a pattern of profitable operations for tax purposes. Should the Company continue to have profitable operations for tax purposes, the Company believes that its deferred tax assets (comprised primarily of net operating loss carryforwards and research and experimentation credits) may become recoverable, and therefore, the Company would record the tax benefits of its deferred tax asset. The Company's net operating loss carryforwards available to offset future taxable income at December 31, 1998 were approximately $72.0 million for federal income tax purposes and begin to expire in 1999. The future utilization of net operating loss carryforwards may be limited under the Internal Revenue Code (the "IRC") due to IRC defined ownership changes.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operating and capital expenditures since inception principally through the sale of equity securities, commercialization of Rituxan, license fees, contract revenues, lease financing transactions and debt and interest income. The Company expects to finance its current and planned operating requirements principally through cash on hand, proceeds from the completed Notes offering, funds from its joint business arrangement with Genentech and with funds from existing collaborative agreements and contracts which the Company believes will be sufficient to meet its near-term operating requirements. Existing collaborative research agreements and contracts, however, could be canceled by the contracting parties. In addition, the Company may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. There can be no assurance that such additional funds will be obtained through these sources on acceptable terms, if at all. Should the Company not enter into any such arrangements, the Company anticipates its cash, cash equivalents and securities available-for-sale, together with the existing agreements and contracts and cash generated from its Notes offering and joint business arrangement, will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for the foreseeable future. If adequate funds are not available from the joint business arrangement, operations or additional sources of financing, the Company's business could be materially and adversely affected.

    The Company's working capital and capital requirements will depend upon numerous factors, including: the continued commercial success of Rituxan; progress of the Company's preclinical and clinical testing; fluctuating or increasing manufacturing requirements and research and development programs; timing and expense of obtaining regulatory approvals; levels of resources that the Company devotes to the development of manufacturing, sales and marketing capabilities; technological advances; status of competitors; and the ability of the Company to establish collaborative arrangements with other organizations.

    Until required for operations, the Company's policy under established guidelines is to keep its cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, United States government instruments and other readily marketable debt instruments, all of which are investment-grade quality.

    At March 31, 1999, the Company had $196.1 million in cash, cash equivalents and securities available-for-sale compared to $73.5 million at December 31, 1998. Sources of cash, cash equivalents and securities available-for-sale during the three months ended March 31, 1999, include $112.9 million from the Notes offering discussed below, $7.7 million from operations and $3.5 million from the issuance of common stock issued under employee stock option and purchase plans. Uses of cash, cash equivalents and securities available-for-sale during the three months ended March 31, 1999, included $0.6 million used to purchase capital equipment and $0.8 million used to pay notes payable.

    In February 1999, the Company raised approximately $112.9 million, net of underwriting commissions and expenses of $3.7 million, through the private sale of the Notes. The Notes were priced with a yield to maturity of 5.5 percent annually. Upon maturity, the notes will have an aggregate principal face value of $345.0 million. Each $1,000 aggregate principal face value Note is convertible at the holders' option at any time through maturity into 6.734 shares of the Company's common stock at an initial conversion price of $50.17. The Company is required under the terms of the Notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any Note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of purchase. Additionally, the holders of the Notes may require the Company to purchase the Notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with the Company having the option to repay the Notes plus accrued original issue discount in cash, the Company's common stock or a combination thereof. The Company has the right to redeem the Notes on or after February 16, 2004.

    In February 1997, the Company acquired worldwide rights from Pharmacia & Upjohn S.p.A. ("Pharmacia & Upjohn") to 9-aminocamptothecin ("9-AC"), a broad spectrum anti-cancer agent. Under the terms of the 9-AC asset transfer agreement, the Company may make payments to Pharmacia & Upjohn totaling up to $16.0 million, subject to the attainment of certain product development objectives. Depending on the results of the Company's Phase II study of solid tumors, it may achieve a product development objective in 1999 (commencement of a Phase III trial) that would result in the Company being obligated to make a $6.0 million payment to Pharmacia & Upjohn. In the event the Company commences Phase III trials, it may seek a strategic partner for development, marketing, distribution and sale of 9-AC in Europe, however, no assurances can be given that any such arrangement will result. In September 1997, the Company and Cytokine Networks, Inc. ("CNI") entered into a development and license agreement. Under the terms of the development and license agreement with CNI, the Company may make payments to CNI totaling up to $10.5 million, subject to attainment of certain product development milestone events, of which $3.0 million has been paid through March 31, 1999.

YEAR 2000 COMPLIANCE

    Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish year 2000 dates from earlier 20th century dates. As a result, computer systems and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

    The Company has several information system improvement initiatives underway and has appointed a program manager for its Year 2000 Program. The Company has completed an initial inventory and review of all system hardware, operating systems (including manufacturing and laboratory control systems) and application software in order to identify potential Year 2000 problems and has begun implementing planned upgrades and testing in many systems. The Company's plan includes sending inquiries to its major third-party suppliers and partners seeking assurance that they are Year 2000 compliant. The Company does not know yet the financial impact of making the required system and software modification, but the Company currently expects such costs to be less than $2.0 million. The actual financial cost of correcting Year 2000 problems could, however, exceed this estimate if third-party suppliers, manufacturer, service providers and other do not adequately address their Year 2000 issues or if the Company fails to successfully complete its initiatives.

    The Company is currently relying upon Genentech to provide for all Year 2000-related contingency plans relating to the manufacture, distribution and sale of Rituxan; however, the Company has not received such contingency plans from Genentech. Genentech initiated contingency planning in March 1999, and these plans are scheduled for completion in September 1999. Any failure by Genentech to address issues which could result in their inability to timely produce, distribute and sell Rituxan would have a material adverse impact on the Company's business. The Company has begun to put into place contingency plans to deal with non-Rituxan related failures resulting from the Year 2000 issue. The Company expects to complete its contingency plans during the third quarter of 1999.

                                  RISK FACTORS

   This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. You should be aware that such statements are projections or estimates as to future events, which may or may not occur.

   In addition to the other information in this Form 10-Q, you should carefully consider the following risk factors. If any of these risks actually occur, our business, financial condition and results of operations could be materially adversely affected. The risks and uncertainties described below are not the only ones facing our company, and additional risks and uncertainties may also impair our business operations.

OUR REVENUES RELY SIGNIFICANTLY ON RITUXAN SALES

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

     - the effectiveness of our and Genentech's sales and marketing efforts in the United States and the effectiveness of Roche's sales and marketing efforts in Europe;

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

VOLATILITY OF OUR STOCK PRICE

   The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the market price of our common stock fluctuated between $17 1/4 per share and $59 1/8 per share during the twelve months ended April 30, 1999. The market price of our common stock will likely continue to fluctuate due to a variety of factors, including:

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

          -    hedge and/or arbitrage activities by holders of our Notes;

          -    period to period fluctuations in our financial results; and

          - market trends relating to or effecting stock prices throughout our industry, whether or not related to results or news regarding us or our competitors.


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

   The FDA regulates clinical trials. Failure to comply with extensive FDA regulations may result in delay, suspension or cancellation of a trial and/or the FDA's refusal to accept test results. The FDA may also suspend our clinical trials at any time if it concludes that the participants are being exposed to unacceptable risks. Consequently, we cannot ensure that Phase I, Phase II or Phase III testing will be completed timely or successfully, if at all, with respect to any of our potential products. Furthermore, we cannot be certain that patients enrolled in our clinical trials will respond to our product candidates, that any product candidate will be safe and effective or that data derived from the trials will be suitable for submission to the FDA or satisfactorily support a biologics licensing application ("BLA") or a new drug application ("NDA").

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

   We also rely upon SmithKline Beecham to fulfill all our manufacturing requirements for IDEC-151. Our IDEC-Y2B8 product has multiple components that require successful coordination among several third party contract manufacturers. We are currently negotiating with commercial contractors to meet our long-term manufacturing demands for yttrium and fill/finish of IDEC-Y2B8 bulk product. Upon the completion in 1999 of our obligation to manufacture bulk Rituxan, we will undertake conversion of our manufacturing facility to a multi-product facility, where we will initially manufacture IDEC-Y2B8 and anti-gp39 antibodies. We cannot be certain that this conversion will be successful, that it will receive all necessary regulatory approvals, or that, even if it is successful and such approvals are received, it will be completed within our budgeted time and expense estimations. Our failure to successfully convert the manufacturing facility in a timely manner could have an adverse effect on our product development efforts and our ability to timely file our product license applications and could cause us to incur significant unabsorbed overhead costs. To the extent we cannot produce our own biologics, we will need to rely on third party manufacturers, and we believe that there are only a limited number of manufacturers capable of manufacturing biologics as contract suppliers.

   Because of our lack of experience in and facilities for small molecule chemical manufacturing, we will need to establish a long-term manufacturing arrangement for 9-AC with a third party contract manufacturer. We cannot be certain that we will reach agreement on reasonable terms, if at all, with those manufacturers or that the integration of our contract manufacturers can be successfully coordinated.

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

OUR INDUSTRY IS INTENSELY COMPETITIVE

   The biotechnology industry is intensely competitive. We compete with biotechnology and pharmaceutical companies that have been established longer than we have, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also compete in the development of technologies and processes and in acquiring personnel and technology from academic institutions, government agencies, and other private and public research organizations. Consequently, we cannot be certain that we will be able to produce or acquire rights to new products with commercial potential. In addition, we cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours. We are aware that a competitor is in late stage clinical trials with a radiolabeled murine antibody for the treatment of low-grade non-Hodgkin's lymphomas .

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

    We are aware that an opposition has been recently filed in the European patent office to a granted European application that has been licensed to us, which application contains claims relating to the use of anti-gp39 antibodies as a therapeutic. Also, we are aware of an opposition that was recently filed to a granted European patent application which names us as the applicant and which relates to PROVAX and therapeutic use thereof. If either or both of the oppositions is successful, in whole or in part, it could result in the scope of some or all of the granted claims being limited, some or all of the granted claims being lost, and/or the granted patent application(s) not proceeding to a patent.

   We are aware of several third party patents and patent applications (to the extent they issue as patents) that, if successfully asserted against us, may materially affect our ability to make, use, offer to sell, sell and import our products. These third party patents and, patent applications may include, without limitation:

          - U.S. patent and patent applications and foreign counterparts filed by Bristol-Myers Company that relate to antibodies to a B7 antigen;

          - a U.S. patent and assigned to Columbia University, which the Company believes has been exclusively licensed to Biogen, related to monoclonal antibodies to the 5C8 antigen found on T cells. The Company believes the 5C8 antigen and gp39, the target for the Company's anti-gp39 antibodies and its collaboration with Eisai, are the same protein expressed on the surface of T cells;

          - a number of issued U.S. and foreign patents that relate to various aspects of radioimmunotherapy of cancer and to methods of treating patients with anti-CD4 antibodies; and

          - three U.S. patents and foreign counterparts, assigned to Burroughs Wellcome, relating to therapeutic uses of CHO glycosylated antibodies.

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

WE MAY BE UNABLE TO MAINTAIN THIRD PARTY RESEARCH AND DEVELOPMENT RELATIONSHIPS

   Funding of research and development efforts depends largely upon various arrangements with strategic partners and others who provide us with funding and who perform research and development with respect to our products. Such strategic partners may generally terminate their arrangement with us at any time. These parties may develop products that compete with ours, and we cannot be certain that they will perform their contractual obligations or that any revenues will be derived from such arrangements. If one or more of our strategic partners fail to achieve certain product development objectives, such failure could have a material adverse effect on our ability to fund related programs and develop products.

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

    We have several information improvement initiatives underway and have appointed a program manager for our Year 2000 program. We have completed an initial inventory and review of all system hardware, operating systems (including manufacturing and laboratory control systems) and application software in order to identify potential Year 2000 problems and we have begun implementing planned upgrades and testing in many systems. Our plan includes sending inquiries to our major third party suppliers and partners seeking assurance that they are Year 2000 compliant. We do not know the financial impact of making the required system and software modifications, but we currently expect the cost to be less than $2.0 million. However, we cannot be certain that the actual cost of correcting the Year 2000 Issue will not exceed this estimate. Our business, financial condition and results of operations could be materially adversely affected if third party suppliers, manufacturers, service providers and other entities do not adequately address their Year 2000 Issues or if we at the company fail to successfully complete our initiatives.

    We are currently relying upon Genentech to provide for all Year 2000-related contingency plans relating to the manufacture, distribution and sale of Rituxan; however, we have not received such contingency plan from Genentech. Genentech initiated contingency planning in March 1999, and these plans are scheduled for completion in September 1999. Any failure by Genentech to address issues which could result in their inability to timely produce, distribute and sell Rituxan would have a material adverse impact on our business. We have begun to put into place contingency plans to deal with non-Rituxan related failures resulting from the Year 2000 issue. We expect to complete our contingency plans during the third quarter of 1999.

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

   If we undergo certain events constituting a change of control prior to February 16, 2004, we will be obligated to repurchase all outstanding Notes at the option of the holder. However, it is possible that we will not have sufficient funds at that time, will not be able to raise sufficient funds, or that restrictions in our indebtedness will not allow such repurchases. In addition, certain major corporate events that would increase our indebtedness, such as leveraged recapitalizations, would not constitute a change of control under the Indenture entered into in connection with the offering of the Notes.

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

WE ARE SUBJECT TO UNCERTAINTIES REGARDING HEALTH CARE REIMBURSEMENT AND REFORM

   Our ability to commercialize products depends in part on the extent to which patients are reimbursed by governmental agencies, private health insurers and other organizations, such as health maintenance organizations, for the cost of such products and related treatments. Our business, results of operations and financial condition could be materially adversely affected if health care payers and providers implement cost-containment measures and governmental agencies implement healthcare reform.

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

THE ZERO COUPON SUBORDINATED CONVERTIBLE NOTES LEVERAGED US CONSIDERABLY

    As a result of issuing the Notes in February 1999, we raised approximately $112.9 million, net of underwriting commissions and expenses of $3.7 million, by incurring indebtedness of $345.0 million at maturity. As a result of this indebtedness, our principal and interest obligations will increase substantially. The degree to which we are leveraged could materially adversely affect our ability to obtain future financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. The holders of the Notes may require us to purchase the Notes on February 16, 2004, 2009, 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase. We have the option to repay the Notes plus accrued original issue discount in cash, our common stock or a combination thereof. The Company has the right to redeem the Notes on or after February 16, 2004.

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

WE HAVE ADOPTED SEVERAL ANTITAKEOVER MEASURES AND THE ZERO COUPON SUBORDINATED CONVERTIBLE NOTES MAY HAVE FURTHER ANTITAKEOVER EFFECT

   We have taken a number of actions that could have the effect of discouraging a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example, we reincorporated into Delaware, which subjects us to Section 203 of the Delaware General Corporation Law, providing that the Company may not enter into a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in the code section. In addition, we have adopted a Stockholder Rights Plan that would cause substantial dilution to a person who attempts to acquire our company on terms not approved by our Board of Directors. In addition, our Board of Directors has the authority to issue, without vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares. Any such preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock. The Board of Directors has no present intention of issuing any additional shares of preferred stock (approximately 227,514 shares of non-voting convertible preferred stock were outstanding as of March 31, 1999), but reserves the right to do so in the future. In addition, our copromotion arrangement with Genentech provides Genentech with the option to buy the rights to Rituxan in the event that we undergo a change of control, which may limit our attractiveness to potential acquirors.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and the cost of its debt. At March 31, 1999 there have not been any material changes in market risk as reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 1998 except as to the market risk associated with the Notes issued in February 1999.

    Due to the fixed rate nature of these zero coupon Notes, an immediate 10% change in interest rates would not have a material impact on the Company's financial condition or the results of its operations

    Underlying market risk exists related to an increase in the Company's stock price or an increase in interest rates which may make conversion of the Notes to common stock beneficial to the Notes holder. Conversion of the Notes would have a dilutive effect on the Company's earnings per share and book value per common share.

                          PART II -- OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.  None

ITEM 2.   CHANGES IN SECURITIES.

          As described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on March 31, 1999, in February 1999, the Company raised approximately $112.9 million in cash from the sale of $345.0 million, aggregate principal at maturity, of its Notes. The Notes were issued through a private offering exempt from registration under
          Section 4(2) of the Act and Rule 144A thereto, to the initial purchaser at a discount of $10.14 per $1,000 aggregate principal amount at maturity of the Notes, for resale to certain qualified institutional buyers (as defined in Rule 144A) and institutional "accredited investors" (as defined in Rule 501 (a) (1), (2), (3) and
          (7) under the Act.) Each $1,000 Note is convertible at the holder's option at any time through maturity into 6.734 shares of the Company's common stock at an initial conversion price of $50.17. The Company may redeem the Notes for cash at any time on or after February 16, 2004 through maturity. The holders of the Notes may require the Company to purchase the Notes on February 16, 2004. 2009. 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with the Company having the option to repay the Notes plus accrued original issue discount in cash, the Company's common stock or a combination thereof.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.   OTHER INFORMATION.  None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

  (a)     Exhibits.

            The following exhibits are referenced.

            Exhibit
            Number        Description
            ------        -----------
            1.1 (1)       Purchase  Agreement for $300,000,000  Liquid Yield Option(TM)Notes due
                          2019  (Zero  Coupon -  Subordinated)  dated as of  February  9, 1999 between  the Registrant and  Merrill  Lynch, Pierce, Fenner & Smith
                          Incorporated.
            4.10 (1)      Indenture dated as of February 16, 1999 between the Registrant and
                          Chase Manhattan Bank and Trust Company, National Association.
            4.11 (1)      Reference is made to Exhibit 1.1.
            27.1          Financial Data Schedule.

----------

(1) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed on March 31, 1999.

  (b)     Reports on Form 8-K.

               On January 4, 1999, the Company filed a current report on Form 8-K amending its Rights Agreement, dated as of July 22, 1997, between the Company and Chase Mellon Shareholder Services LLC, to delete "continuing director" provisions throughout the Agreement as of September 17, 1998.

               On February 3, 1999, the Company filed a current report on Form 8-K reporting its financial results for the fourth quarter ended December 31, 1998, along with the Company's press release to raise approximately $100 million through an offering of 20-year convertible zero coupon subordinated notes due 2019.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            IDEC Pharmaceuticals Corporation


Date: May 17, 1999                          By: /s/ William H. Rastetter
     -----------------------                    -------------------------
                                                William H. Rastetter
                                                Chairman of the Board, President
                                                and Chief Executive Officer
                                                (Principal Executive Officer)

Date: May 17, 1999                          By: /s/ Phillip M. Schneider
     -----------------------                    -------------------------
                                                Phillip M. Schneider
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)