Form 10-Q
period 1999-06-30
IDEC PHARMACEUTICALS CORP / DE
filed 1999-08-16
CIK 875045

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                   11011 Torreyana Road, San Diego, CA 92121
               --------------------------------------------------
               (Address of principal executive offices)(Zip code)

                                 (858) 550-8500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 1999 the Registrant had 20,706,588 shares of its common stock, $.001 par value, issued and outstanding.

                        IDEC PHARMACEUTICALS CORPORATION

                         FORM 10-Q -- QUARTERLY REPORT
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -- June 30, 1999 and December 31, 1998 .................  1
         Condensed Consolidated Statements of Operations -- Three months ended June 30, 1999 and 1998 and six months ended June 30, 1999 and 1998 .....................................  2
         Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 1999 and 1998 ...  3
         Notes to Condensed Consolidated Financial Statements .........................................  4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........  7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................................... 19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................. 20

Item 2.  Changes in Securities......................................................................... 20

Item 3.  Defaults upon Senior Securities............................................................... 20

Item 4.  Submission of Matters to a Vote of Stockholders............................................... 20

Item 5.  Other Information............................................................................. 20

Item 6.  Exhibits and Reports on Form 8-K.............................................................. 20

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

                                                           June 30,         December 31,
                                                             1999              1998
                                                           ---------        ------------
                                                          (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                $  68,505         $  26,929
  Securities available-for-sale                              144,684            46,573
  Contract revenue receivables, net                            1,266             2,345
  Due from related party, net                                 19,778            17,473
  Inventories                                                  9,487             5,346
  Prepaid expenses and other current assets                    4,256             2,361
                                                           ---------         ---------
        Total current assets                                 247,976           101,027

Property and equipment, net                                   20,274            20,897
Investment and other assets                                    7,355             3,349
                                                           ---------         ---------
                                                           $ 275,605         $ 125,273
                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable                         $   1,493         $   1,910
  Accounts payable                                             1,587             1,989
  Accrued expenses                                            12,333            10,238
  Deferred revenue                                               346               346
                                                           ---------         ---------
        Total current liabilities                             15,759            14,483
Notes payable, less current portion                          120,394             2,095
Deferred rent and other long-term liabilities                  2,801             2,267
Commitments

Stockholders' equity:
  Convertible preferred stock, $.001 par value                    --                --
  Common stock, $.001 par value                                   20                20
  Additional paid-in capital                                 190,432           184,282
  Accumulated other comprehensive income -
      net unrealized gains (losses)
      on securities available-for-sale                          (643)                1
  Accumulated deficit                                        (53,158)          (77,875)
                                                           ---------         ---------
        Total stockholders' equity                           136,651           106,428
                                                           ---------         ---------
                                                           $ 275,605         $ 125,273
                                                           =========         =========



See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

                                                              Three months                   Six months
                                                             ended June 30,                ended June 30.
                                                         ----------------------        ----------------------
                                                          1999           1998           1999           1998
                                                         -------        -------        -------        -------
Revenues:
  Revenues from unconsolidated joint business            $21,045        $ 9,567        $40,324        $18,756
  Contract revenues                                        1,249          4,496          2,481          7,141
  License fees                                            13,000         10,000         13,000         16,300
                                                         -------        -------        -------        -------
                                                          35,294         24,063         55,805         42,197

Operating costs and expenses:
  Manufacturing costs                                        879          2,855          4,886          6,930
  Research and development                                 9,535          7,141         17,354         14,178
  Selling, general and administrative                      4,859          4,542          9,253          8,441
                                                         -------        -------        -------        -------
                                                          15,273         14,538         31,493         29,549
                                                         -------        -------        -------        -------
Income from operations                                    20,021          9,525         24,312         12,648
Interest income, net                                         930            737          1,639          1,482
                                                         -------        -------        -------        -------
Income before taxes                                       20,951         10,262         25,951         14,130
Income tax provision                                       1,043            130          1,234            130
                                                         -------        -------        -------        -------
Net income                                               $19,908        $10,132        $24,717        $14,000
                                                         =======        =======        =======        =======

Earnings per share:
       Basic                                             $  0.97        $  0.51        $  1.21        $  0.71
       Diluted                                           $  0.80        $  0.44        $  1.01        $  0.60

Shares used in calculation of earnings per share:
       Basic                                              20,517         19,805         20,399         19,722
       Diluted                                            26,894         23,264         24,375         23,513



See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(unaudited)

                                                                      Six months ended
                                                                          June 30,
                                                                 --------------------------
                                                                    1999             1998
                                                                 ---------         --------
Cash flows from operating activities:
         Net cash provided by operating activities               $  24,267         $  1,299
                                                                 ---------         --------

Cash flows from investing activities:
    Purchase of property and equipment                              (1,532)            (631)
    Purchase of securities available-for-sale                     (142,106)         (30,877)
    Sales and maturities of securities available-for-sale           43,358           26,938
                                                                 ---------         --------
         Net cash used in investing activities                    (100,280)          (4,570)
                                                                 ---------         --------

Cash flows from financing activities:
    Proceeds from issuance of convertible notes, net               112,792               --
    Payments on notes payable                                       (1,080)          (1,822)
    Proceeds from issuance of common stock                           5,877            2,063
                                                                 ---------         --------
         Net cash provided by financing activities                 117,589              241
                                                                 ---------         --------

Net increase (decrease) in cash and cash equivalents                41,576           (3,030)
Cash and cash equivalents, beginning of period                      26,929           34,847
                                                                 ---------         --------
Cash and cash equivalents, end of period                         $  68,505         $ 31,817
                                                                 =========         ========


See accompanying notes to condensed consolidated financial statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation: The information at June 30, 1999, and for the three and six month periods ended June 30, 1999 and 1998, is unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period. These condensed consolidated financial statements should be read in conjunction with IDEC Pharmaceuticals Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998.

        Inventories: Inventories are stated at the lower of cost or market. Cost is determined in a manner that approximates the first-in, first-out (FIFO) method. Inventories consist of the following (table in thousands):

                                          June 30,    December 31,
                                            1999          1998
                                          --------    ------------
Raw materials                              $1,625        $2,273
Work in process                             2,112           273
Finished goods                              5,750         2,800
                                           ------        ------
                                           $9,487        $5,346
                                           ======        ======


        Revenues from Unconsolidated Joint Business: Revenues from unconsolidated joint business consist of the Company's share of the pretax copromotion profits generated from its joint business arrangement with Genentech, Inc. ("Genentech"), revenue from bulk Rituxan(R) sales to Genentech, reimbursement from Genentech of the Company's sales force and development expenses and royalty income from F. Hoffmann-La Roche Ltd. ("Roche") on sales of Rituximab outside the United States. Rituxan is the trade name in the United States for the compound Rituximab. Outside the United States, Rituximab is marketed as MabThera (Rituximab, Rituxan and MabThera are collectively referred to herein as Rituxan, except where otherwise indicated). The Company records its royalty income from Roche with a one-quarter lag. Under the joint business arrangement, all U.S. sales of Rituxan and associated costs and expenses will be recognized by Genentech, with the Company recording its share of the pretax copromotion profits on a quarterly basis, as defined in the Company's collaborative agreement with Genentech (Note 2). Pretax copromotion profits under the joint business arrangement are derived by taking U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by the Company and Genentech. Revenue from bulk Rituxan sales is recognized when bulk Rituxan is accepted by Genentech. The Company's profit-sharing formula with Genentech has two tiers; the higher tier applies once a certain copromotion profit level is met. The profit-sharing formula resets to the lower tier on an annual basis, at the beginning of each year. During the second quarter, the Company began recording its 1999 profit share at the higher tier.

        Contract Revenues: Contract revenues consist of nonrefundable research and development funding under collaborative agreements with the Company's various strategic partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates the Company for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates of the Company and is recognized at the time research and development activities are performed under the terms of the collaborative agreements. Contract revenues earned in excess of contract payments received are classified as contract revenue receivables, and contract research and development funding received in excess of amounts earned are classified as deferred revenue. Contract revenue receivables at June 30, 1999 and December 31, 1998 are net of an allowance of $114,000 and $775,000, respectively.

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

(In thousands, except per share data)

                                                                 Three months                   Six months
                                                                ended June 30,                ended June 30,
                                                            ----------------------        ----------------------
                                                             1999           1998           1999           1998
                                                            -------        -------        -------        -------
Numerator:
  Net income                                                $19,908        $10,132        $24,717        $14,000
  Adjustments for interest, net of income tax effect          1,568             --             --             --
                                                            -------        -------        -------        -------
        Net income, adjusted                                 21,476         10,132         24,717         14,000

Denominator:
  Weighted-average shares outstanding                        20,517         19,805         20,399         19,722
  Effect of dilutive securities:
     Dilutive options                                         2,563          1,966          2,485          2,281
     Convertible preferred                                    1,491          1,491          1,491          1,508
     Warrants                                                    --              2             --              2
     Convertible zero-coupon notes due 2019                   2,323             --             --             --
                                                            -------        -------        -------        -------
    Dilutive potential common shares                          6,377          3,459          3,976          3,791
                                                            -------        -------        -------        -------
    Weighted-average shares and dilutive potential
        common shares                                        26,894         23,264         24,375         23,513
                                                            -------        -------        -------        -------
Basic earnings per share                                    $  0.97        $  0.51        $  1.21        $  0.71
Diluted earnings per share                                  $  0.80        $  0.44        $  1.01        $  0.60

Excluded from the calculation of diluted earnings per share for the six months ended June 30, 1999 was 1,786,000 weighted average shares of common stock from the assumed conversion of 20-year convertible zero coupon subordinated notes ("Notes") because their effect was anti-dilutive.

        Comprehensive Income: Comprehensive income for the six months ended June 30, 1999 and 1998 was $24,104,000 and $14,091,000, respectively.

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

        In addition, the Company and Genentech are copromoting Rituxan in the United States under a joint business arrangement, with the Company receiving a share of the pretax copromotion profits. The Company anticipates that it will transfer all manufacturing activities for bulk Rituxan to Genentech by the end of the third quarter of 1999. Under the Company's agreement with Genentech, the sales price of bulk Rituxan sold to Genentech is capped at a price that is currently less than the Company's cost to manufacture bulk Rituxan.
Included in inventories at June 30, 1999, is $5,750,000 of bulk Rituxan inventory that is expected to be sold to Genentech.

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

NOTE 3. NOTES PAYABLE

        In February 1999, the Company raised approximately $112,792,000, net of underwriting commissions and expenses of $3,766,000, through the private sale of Notes. Upon maturity, the Notes will have an aggregate principal face value of $345,000,000. The Notes were priced with a yield to maturity of 5.5 percent annually. Each $1,000 aggregate principal face value Note is convertible at the holders' option at any time through maturity into 6.734 shares of the Company's common stock at an initial conversion price of $50.17. The Company is required under the terms of the Notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any Note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of purchase. Additionally, the holders of the Notes may require the Company to purchase the Notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, with the Company having the option to repay the Notes plus the accrued original issue discount in cash, the Company's common stock or a combination thereof. The Company has the option to redeem the Notes any time on or after February 16, 2004.

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

        Revenues from unconsolidated joint business consist of the Company's share of the pretax copromotion profits generated from its joint business arrangement with Genentech, revenue from bulk Rituxan sales to Genentech and reimbursement from Genentech of the Company's sales force and development expenses. Revenues from unconsolidated joint business also include royalty income on sales of Rituxan outside the United States. The Company records its royalty income from Roche with a one-quarter lag. Under the joint business arrangement, all U.S. sales of Rituxan and associated expenses will be recognized by Genentech, with the Company recording its share of the pretax copromotion profits on a quarterly basis, as defined in the Company's collaborative agreement with Genentech. Pretax copromotion profits under the joint business arrangement are derived by taking U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses by the Company and Genentech. The Company's profit-sharing formula with Genentech has two tiers; the higher tier applies once a certain copromotion profit level is met. The profit-sharing formula resets to the lower tier on an annual basis, at the beginning of each year. During the second quarter, the Company began recording its 1999 profit share at the higher tier.

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

        The Company anticipates that it will transfer all manufacturing activities for bulk Rituxan to Genentech by the end of the third quarter of 1999. The cost of bulk Rituxan sold to Genentech is recorded as manufacturing costs in the Company's condensed consolidated statements of operations. Under the Company's agreement with Genentech, the sales price of bulk Rituxan sold to Genentech is capped at a price that is currently less than the Company's cost to manufacture bulk Rituxan. Following the transfer of all manufacturing activities for bulk Rituxan to Genentech, the Company anticipates using its available capacity for production of specification setting lots and commercial inventory of ZEVALIN(TM) (formally known as IDEC-Y2B8), production of clinical material, and some third-party contract manufacturing.

        The Company has incurred increasing annual operating expenses and, with the commercialization of Rituxan, the Company expects such trends to continue. The Company had until 1998 incurred annual operating losses since its inception in 1985 and the sustained profitability of the Company will be dependent upon the continued commercial success of Rituxan, product development, revenues from the achievement of product development objectives and licensing transactions. As of June 30, 1999, the Company had an accumulated deficit of $53.2 million.

RESULTS OF OPERATIONS

        Revenues from unconsolidated joint business for the three and six months ended June 30, 1999 totaled $21.0 million and $40.3 million, respectively, compared to $9.6 million and $18.8 million for the comparable periods in 1998. Revenues from unconsolidated joint business for the three and six months ended June 30, 1999 and 1998 reflect the financial results from the commercialization of Rituxan through the Company's collaboration with Genentech. Included in these revenues are the Company's share of pretax copromotion profits, bulk Rituxan sales to Genentech, reimbursement from Genentech of the Company's Rituxan sales force and development expenses and royalty income on sales of Rituxan outside the United States. Under its agreement with Genentech, the Company's pretax copromotion profit-sharing formula has two tiers. The higher tier applies once a certain copromotion profit level is met and will reset to the lower tier on an annual basis, at the beginning of each year. The Company began recording its annual profits using the higher tier in the second quarter of 1999 and in the third quarter of 1998.

        Rituxan net sales to third-party customers in the United States recorded by Genentech for the three and six months ended June 30, 1999 amounted to $68.3 million and $120.3 million, respectively, compared to $32.0 million and $67.2 million for the comparable periods in 1998. The Company believes that the growth in sales is being driven, in part, by increased prescribing for the approved indication and by the re-treatment of patients who responded to Rituxan therapy and by increased use outside of the approved indication.

        Contract revenues for the three and six months ended June 30, 1999 totaled $1.2 million and $2.5 million, respectively, compared to $4.5 million and $7.1 million for the comparable periods in 1998. The decrease in contract research revenues for the three and six months ended June 30, 1999 resulted primarily from decreased funding under collaborative development agreements with SmithKline Beecham p.l.c. ("SmithKline Beecham"), Seikagaku Corporation ("Seikagaku") and Eisai Co. Ltd. ("Eisai").

        License fees for the three and six months ended June 30, 1999 totaled $13.0 million compared to $10.0 million and $16.3 million for the comparable periods in 1998. The increase in license fees for the three months ended June 30, 1999 is due to a $13.0 million upfront licensing fee from Schering AG ("Schering"), for commercialization of ZEVALIN outside the United States. License fees for the three and six months ended June 1998 are primarily due to a $10.0 million product development milestone payment from Genentech for European approval of Rituxan. Contract revenues and license fees may vary from period to period and are, in part, dependent upon achievement of certain research and development objectives. The magnitude and timing of contract revenues and license fees may influence the achievement and level of profitability for the Company. The Company continues to pursue other collaborative and license arrangements, however, no assurance can be given that any such arrangements will be realized.

        Manufacturing costs totaled $0.9 million and $4.9 million for the three and six months ended June 30, 1999, respectively, compared to $2.9 million and $6.9 million for the comparable periods in 1998. Manufacturing costs for 1999 and 1998 relate to production of bulk Rituxan sold to Genentech. Manufacturing costs are recognized when Genentech accepts bulk Rituxan inventory. The decrease in manufacturing costs for the three and six months ended June 30, 1999 is due to the timing of bulk Rituxan sales to Genentech. The Company anticipates that it will transfer all manufacturing activities for bulk Rituxan to Genentech by the end of the third quarter of 1999. The Company expects to continue incurring substantial manufacturing related costs and expenses as it anticipates using its available capacity for production of specification setting lots and commercial inventory of ZEVALIN, production of clinical material and some third-party contract manufacturing.

        Research and development expenses totaled $9.5 million and $17.4 million for the three and six months ended June 30, 1999, respectively, compared to $7.1 million and $14.2 million for the comparable periods in 1998. The increase in research and development expenses for the three and six months ended June 30, 1999 is primarily due to increased personnel expenses and clinical trial expenses for the Company's products under development, offset in part by decreased contract manufacturing and other outside service expenses.

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

        Selling, general and administrative expenses totaled $4.9 million and $9.3 million for the three and six months ended June 30, 1999, respectively, compared to $4.5 million and $8.4 million for the comparable periods in 1998. Selling, general and administrative expenses increased in 1999 due to increased sales and marketing expenses resulting from the commercialization of Rituxan. Selling, general and administrative expenses necessary to support sales and administration, expanded manufacturing capacity, expanded clinical trials, research and development and the potential expansion of the sales and marketing organization are expected to increase in the foreseeable future.

        The Company's income tax provision totaled $1.0 million and $1.2 million for the three and six months ended June 30, 1999, respectively, and was the result of an alternative minimum tax system that only allows the utilization of net operating loss carryforwards to offset 90% of taxable income. At December 31, 1998, the Company had a valuation allowance equal to its deferred tax assets of $47.6 million since the Company had not established a pattern of profitable operations for tax purposes. Should the Company continue to have profitable operations for tax purposes, the Company believes that its deferred tax assets (comprised primarily of net operating loss carryforwards and research and experimentation credits) may become recoverable, and therefore, the Company anticipates that it would record tax benefits relating to its deferred tax assets in the fourth quarter of 1999. The Company's net operating loss carryforwards available to offset future taxable income at December 31, 1998 were approximately $72.0 million for federal income tax purposes and begin to expire in 1999. The future utilization of net operating loss carryforwards may be limited under the Internal Revenue Code (the "IRC") due to IRC defined ownership changes.

LIQUIDITY AND CAPITAL RESOURCES

        The Company has financed its operating and capital expenditures since inception principally through the sale of equity securities, commercialization of Rituxan, license fees, contract revenues, lease financing transactions and debt and interest income. The Company expects to finance its current and planned operating requirements principally through cash on hand, funds from its joint business arrangement with Genentech and with funds from existing collaborative agreements and contracts which the Company believes will be sufficient to meet its near-term operating requirements. Existing collaborative research agreements and contracts, however, could be canceled by the contracting parties. In addition, the Company may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. There can be no assurance that such additional funds will be obtained through these sources on acceptable terms, if at all. Should the Company not enter into any such arrangements, the Company anticipates its cash, cash equivalents and securities available-for-sale, together with the existing agreements and joint business arrangement, will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for the foreseeable future. If adequate funds are not available from the joint business arrangement, operations or additional sources of financing, the Company's business could be materially and adversely affected.

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

        At June 30, 1999, the Company had $213.2 million in cash, cash equivalents and securities available-for-sale compared to $73.5 million at December 31, 1998. Sources of cash, cash equivalents and securities available-for-sale during the six months ended June 30, 1999, include $112.8 million from the Notes offering discussed below, $24.3 million from operations and $5.9 million from the issuance of common stock issued under employee stock option and purchase plans. Uses of cash, cash equivalents and securities available-for-sale during the six months ended June 30, 1999, included $1.5 million used to purchase capital equipment and $1.1 million used to pay notes payable.

        In February 1999, the Company raised approximately $112.8 million, net of underwriting commissions and expenses of $3.8 million, through the private sale of the Notes. The Notes were priced with a yield to maturity of 5.5 percent annually. Upon maturity, the Notes will have an aggregate principal face value of $345.0 million. Each $1,000 aggregate principal face value Note is convertible at the holders' option at any time through maturity into 6.734 shares of the Company's common stock at an initial conversion price of $50.17. The Company is required under the terms of the Notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any Note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of purchase. Additionally, the holders of the Notes may require the Company to purchase the Notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with the Company having the option to repay the Notes plus accrued original issue discount in cash, the Company's common stock or a combination thereof. The Company has the right to redeem the Notes on or after February 16, 2004.

        In September 1997, the Company and Cytokine Pharmasciences, Inc., formally known as Cytokine Networks, Inc., ("CPI") entered into a development and license agreement. Under the terms of the development and license agreement with CPI, the Company may make payments to CPI totaling up to $10.5 million, subject to attainment of certain product development milestone events, of which $3.0 million has been paid through June 30, 1999. In August 1999, the Company announced it terminated its development of 9-aminocamptothecin ("9-AC"), following a Phase II clinical trial. The Company concluded that 9-AC would not yield the desired benefits to solid-tumor cancer patients. The Company acquired 9-AC from Pharmacia & Upjohn S.p.A. ("Pharmacia & Upjohn") and would have paid $6.0 million to Pharmacia and Upjohn had it taken 9-AC into a Phase III clinical trial and $7.0 million if 9-AC had been approved by the FDA.

YEAR 2000 COMPLIANCE

        Many computer systems and software products were designed to accept and track only two digit year entries in the date field (i.e. "99" for 1999). This causes an ambiguity when handling dates in and after the year 2000. Some systems also used specific dates (such as 9/9/99) to indicate special issues such as deleted data. Some programs also miscalculate the leap year 2000. As a result, computer systems and/or software used by many companies may need to be upgraded to properly address such "Year 2000" issues.

        The Company has an ongoing Year 2000 Program and has appointed a Year 2000 Program Manager and a Year 2000 Task Force. The Company has completed an initial inventory and review of all system hardware, operating systems (including manufacturing and laboratory control systems) and application software in order to identify potential Year 2000 problems and has begun implementing planned upgrades and testing in many systems. The Company believes that it has corrected over 90% of identified noncompliant items. The Company does not know the precise financial impact of making required system and software modifications, but the Company currently expects such costs will not exceed $2.0 million including costs already incurred. The actual financial cost of correcting Year 2000 problems could, however, exceed this estimate. The Company's plan also includes sending inquiries to major third party suppliers and partners seeking assurance that they are Year 2000 compliant. The Company's business, financial condition and results of operations could be materially adversely affected if third party suppliers, manufacturers, service providers and other entities do not adequately address their Year 2000 Issues or if the Company fails to successfully complete its initiatives.

        The Company is currently relying upon Genentech to provide for all Year 2000-related reviews, upgrades and contingency plans relating to the manufacture, distribution and sale of Rituxan; however, the Company has not received such contingency plan from Genentech. Genentech initiated contingency planning in March 1999, and these plans are scheduled for completion in September 1999. Any failure by Genentech to address issues which could result in their inability to timely produce, distribute and sell Rituxan would have a material adverse impact the Company's business.

        The Company has begun to put into place contingency plans to deal with non-Rituxan related failures resulting from Year 2000 issues. The Company expects to complete its contingency plans during the third quarter of 1999.

                                  RISK FACTORS

        This Form 10-Q contains forward-looking statements that involve a number of risks and uncertainties. You should be aware that such statements are projections or estimates as to future events, which may or may not occur. When used in this Form 10-Q, the terms "we", "our", and "us" refer to the Company.

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

OUR REVENUES RELY SIGNIFICANTLY ON RITUXAN SALES

        Our revenues currently depend largely upon continued U.S. sales of a single commercialized product, Rituxan. We cannot be certain that Rituxan will continue to be accepted in the United States or in any foreign markets. A number of factors may affect the rate and level of market acceptance of Rituxan, including:

        o the perception by physicians and other members of the health care community of its safety and efficacy or that of competing products, if any;

        o the effectiveness of our and Genentech's sales and marketing efforts in the United States and the effectiveness of Roche's sales and marketing efforts in Europe;

        o       unfavorable publicity concerning Rituxan or comparable drugs;

        o       its price relative to other drugs or competing treatments;

        o       the availability of third party reimbursement; and

        o regulatory developments related to the manufacture or continued use of Rituxan.

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

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS

        Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Fluctuation may result from a variety of factors, including:

        o our achievement of product development objectives and milestones;

        o       demand and pricing for our commercialized product Rituxan;

        o our ability to utilize excess manufacturing capacity by obtaining contract manufacturing relationships;

        o timing and nature of contract manufacturing and contract research and development payments and receipts;

        o       hospital and pharmacy buying decisions;

        o       clinical trial enrollment and expenses;

        o       physician acceptance of our products;

        o       government or private healthcare reimbursement policies;

        o our manufacturing performance and capacity and that of our partners;

        o the amount and timing of sales of Rituxan by Genentech to customers in the United States and by Roche to customers in Europe;

        o       rate and success of product approvals;

        o collaboration obligations and copromotion payments we make or receive;

        o       foreign currency exchange rates; and

        o       overall economic conditions.

        Our operating results during any one quarter do not necessarily suggest those of future quarters. These results fluctuate periodically because our revenues are driven by certain events such as achievement of product development milestone events and the applicable profit sharing allocation between us and Genentech, based upon our copromotion arrangement.

VOLATILITY OF OUR STOCK PRICE

        The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the market price of our common stock fluctuated between $17 1/4 per share and $103 3/16 per share during the twelve months ended July 31, 1999. The market price of our common stock will likely continue to fluctuate due to a variety of factors, including:

        o       material public announcements;

        o the announcement and timing of new product introductions by us or others;

        o technical innovations or product development by us or our competitors;

        o       regulatory approvals or regulatory issues;

        o developments relating to patents, proprietary rights and orphan drug status;

        o actual or potential clinical results with respect to our products under development or those of our competitors;

        o political developments or proposed legislation in the pharmaceutical or healthcare industry;

        o       hedge and/or arbitrage activities by holders of our Notes;

        o       period to period fluctuations in our financial results; and

        o market trends relating to or affecting stock prices throughout our industry, whether or not related to results or news regarding us or our competitors.

WE FACE UNCERTAIN RESULTS OF CLINICAL TRIALS OF OUR POTENTIAL PRODUCTS

        Our future success depends in large part upon the results of clinical trials designed to assess the safety and efficacy of our potential products. The completion rate of these clinical trials depends significantly upon the rate of patient enrollment. Factors that affect patient enrollment include:

        o       size of patient population for the targeted disease;

        o       eligibility criteria;

        o       proximity of eligible patients to clinical sites;

        o       clinical trial protocols; and

        o the existence of competing protocols (including competitive financial incentives for patients and clinicians) and existing approved drugs (including Rituxan).

        Our inability to enroll patients on a timely basis could result in increased expenses and product development delays, which could have a material adverse effect on our business, results of operations and financial condition. Even if a trial is fully enrolled, significant uncertainties remain as to whether it will prove successful. For example, we recently terminated our development of 9-AC following a Phase II clinical trial. We concluded that 9-AC would not yield the desired benefit to solid-tumor cancer patients. In addition, IDEC-151 was first clinically tested in Phase I and Phase I/II clinical trials for rheumatoid arthritis in collaboration with our partner, SmithKline Beecham. In February 1999, we announced that SmithKline Beecham was discontinuing development efforts for IDEC-151 in rheumatoid arthritis. The Company and SmithKline Beecham are currently re-evaluating the clinical strategies for IDEC-151, including responsibility for development and whether or not to pursue studies in psoriasis, rheumatoid arthritis and/or other potential indications.

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

WE RELY HEAVILY ON CONTRACT MANUFACTURERS

        We rely heavily upon third party manufacturers to manufacture significant portions of our products and product candidates. Our own manufacturing capacity is limited and we are capable of producing only a limited quantity of bulk Rituxan and other product candidates. Our manufacturing experience to date has been limited to the production of preclinical and clinical quantities of product candidates and to approximately three years of commercial production of bulk Rituxan. We have no fill/finish experience or capacity and we do not have experience in the field of chelates or radioisotopes and therefore, we rely entirely upon third parties for the manufacture of these products and components. Consequently, we cannot ensure that either our manufacturing facilities or our ability to sustain ongoing production of our products will be able to meet our expectations. Nor can we be certain that we will be able to enter into satisfactory agreements with third party manufacturers. Our failure to enter into agreements with such manufacturers on reasonable terms, if at all, or poor manufacturing performance on our part or that of our third party manufacturers could have a material and adverse effect on our business, financial condition and results of operations.

        We anticipate that we will transfer all manufacturing of bulk Rituxan to Genentech by the end of the third quarter of 1999. We currently manufacture bulk Rituxan at a cost in excess of a fixed price, thereby decreasing our margins on revenue received under our arrangement with Genentech, and we expect this condition to continue until such time as we transfer all of the manufacturing of bulk Rituxan to Genentech. We rely upon Genentech to provide a majority of Rituxan manufacturing in order to meet worldwide requirements and to complete all fill/finish requirements and we will rely on Genentech for all Rituxan manufacturing after the transfer is completed. We cannot ensure that Genentech will manufacture and fill/finish Rituxan in sufficient quantities and on a timely and cost-effective basis or that Genentech will obtain and maintain all required manufacturing approvals. Genentech's failure to manufacture and fill/finish Rituxan or obtain and maintain required manufacturing approvals could materially and adversely affect our business, results of operations and financial condition.

        We also may rely upon SmithKline Beecham to fulfill all our manufacturing requirements for IDEC-151. ZEVALIN has multiple components that require successful coordination among several third party contract manufacturers. We are currently negotiating with commercial contractors to meet our long-term manufacturing demands for fill/finish of ZEVALIN bulk product. We cannot be certain that we will reach agreement on reasonable terms, if at all, with our contract manufacturers or that the integration of our contract manufacturers can be successfully coordinated.

        Upon the completion in 1999 of our obligation to manufacture bulk Rituxan, we will undertake conversion of our manufacturing facility to a multi-product facility, where we will initially manufacture ZEVALIN and anti-gp39 antibodies. We cannot be certain that this conversion will be successful, that it will receive all necessary regulatory approvals, or that, even if it is successful and such approvals are received, it will be completed within our budgeted time and expense estimations. Our failure to successfully convert the manufacturing facility in a timely manner could have an adverse effect on our product development efforts and our ability to timely file our product license applications and could cause us to incur significant unabsorbed overhead costs. To the extent we cannot produce our own biologics, we will need to rely on third party manufacturers, of which there are only a limited number capable of manufacturing biologics as contract suppliers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers.

WE RELY HEAVILY ON CERTAIN SUPPLIERS

        Some materials used in our products and potential products, including Rituxan and ZEVALIN, are currently available only from sole or limited number of suppliers. In addition, the suppliers of some materials for our products must be approved by the FDA and/or by other governmental agencies. Although we have initiated a program for identifying alternative suppliers for certain materials, any interruption or delay in our supply of materials or delays in the applicable governmental approval of new suppliers or any loss of a sole source supplier could have a material adverse effect on our business, financial condition and results of operations.

OUR INDUSTRY IS INTENSELY COMPETITIVE

        The biotechnology industry is intensely competitive. We compete with biotechnology and pharmaceutical companies that have been established longer than we have, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also compete in the development of technologies and processes and in acquiring personnel and technology from academic institutions, government agencies, and other private and public research organizations. Consequently, we cannot be certain that we will be able to produce or acquire rights to new products with commercial potential. In addition, we cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours. We are aware that a competitor recently filed a BLA for a radiolabeled murine antibody product for the treatment of low-grade non-Hodgkin's lymphomas. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphomas in development.

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE

        We have limited experience with commercial sales and marketing, based entirely upon our launch and subsequent sales of Rituxan. Outside the United States, our strategy is to pursue and to rely solely upon collaborations with established pharmaceutical companies for marketing, distribution and sale of our products. We currently have no plans to directly market outside the United States. Since we currently rely upon copromotion partners in the United States and rely exclusively on third parties outside the United States, we cannot be certain that our products will be marketed and distributed in accordance with our expectations or that our market research or sales forecasts will be accurate. We also cannot be certain that we will ever be able to develop our own sales and marketing capabilities to an extent that we would not need to rely on third party efforts, or that we will be able to maintain satisfactory arrangements with the third parties on whom we rely.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS OR SECURE RIGHTS TO THIRD PARTY PATENTS

        Our ability and the abilities of our partners to obtain and maintain patent and other protection for our products will affect their success. We are assigned or have rights to or have exclusive access to a number of U.S. and foreign patents, patents pending and patent applications. However, we cannot be certain that such patent applications will be approved, or that any of our patent rights will be upheld in a court of law if challenged. We also cannot be certain that our patent rights will provide competitive advantages for our products or will not be challenged, infringed upon or circumvented by our competitors.

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

        We are aware of several third party patents and patent applications (to the extent they issue as patents) that, if successfully asserted against us, may materially affect our ability to make, use, offer to sell, sell and import our products. These third party patents and, patent applications may include, without limitation:

        o U.S. patent and patent applications and foreign counterparts filed by Bristol-Myers Company that relate to antibodies to a B7 antigen;

        o a U.S. patent assigned to Columbia University, which we believe has been exclusively licensed to Biogen, related to monoclonal antibodies to the 5C8 antigen found on T cells. We believe the 5C8 antigen and gp39, the target for our anti-gp39 antibodies and our collaboration with Eisai, are the same protein expressed on the surface of T cells;

        o a number of issued U.S. and foreign patents that relate to various aspects of radioimmunotherapy of cancer and to methods of treating patients with anti-CD4 antibodies; and

        o three U.S. patents and foreign counterparts, assigned to Burroughs Wellcome, relating to therapeutic uses of CHO glycosylated antibodies.

        The owners, or licensees of the owners, of these patents and patent applications (to the extent they issue as patents) may assert that one or more of our products infringe one or more claims of such patents. Such owners or licensees of foreign counterparts to these patents and any other foreign patents may assert that one or more of our products infringe one or more claims of such patents. Specifically, if legal action is commenced against us or our partners to enforce any of these patents and patent applications (to the extent they issue as patents) and the plaintiff in such action prevails, we could be prevented from practicing the subject matter claimed in such patents or patent applications.

        We are aware that on May 28, 1999, Glaxo Wellcome, Inc. filed a patent infringement lawsuit against Genentech in the U.S. District Court in Delaware. According to Genentech's Form 10-Q for the quarter ended June 30, 1999, that suit asserts that Genentech infringes four U.S. patents owned by Glaxo Wellcome. Two of the patents relate to the use of specific kinds of monoclonal antibodies for the treatment of human disease, including cancer. The other two patents asserted against Genentech relate to preparations of specific kinds of monoclonal antibodies which are made more stable and the methods by which such preparations are made. Genentech believes that the suit relates to the manufacture, use and sales of their Herceptin product and Rixutan. Based upon the nature of the claims made and the information available to Genentech, Genentech believes that the outcome of these actions is not likely to have a material adverse effect on their financial position, results of operations or cash flow, but that if an unfavorable ruling were to occur in any quarterly period, there exists the possibility of a material impact on Genentech's net income of that period. If the suit relates to the manufacture, use and sale of Rixutan, and depending on the suit's outcome, it could have a material adverse effect on our business, financial condition and results of operations.

        If our intellectual property rights are challenged, we may be required or may desire to obtain licenses to patents and other intellectual property held by third parties to develop, manufacture and market our products. However, we cannot be certain that we will be able to obtain these licenses on commercially reasonable terms, if at all, or that any licensed patents or intellectual property will be valid or enforceable. In addition, the scope of intellectual property protection is subject to scrutiny and change by courts and other governmental bodies. Litigation and other proceedings concerning patents and proprietary technologies can be protracted, expensive and distracting to management and companies may sue competitors as a way of delaying the introduction of competitors' products. Any litigation, including any interference proceeding to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time-consuming and could have a material adverse effect on our business, financial condition and results of operations.

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

FAILURE TO ADEQUATELY ADDRESS THE YEAR 2000 ISSUE COULD ADVERSELY AFFECT OUR BUSINESS

        We have assessed and continue to assess the potential impact of the situation commonly referred to as the Year 2000 Issue. The Year 2000 Issue concerns the inability of many information systems and computer software products to properly recognize and process date sensitive information. As a result information systems and computer software used by many companies may need to be modified and upgraded.

        We have an ongoing Year 2000 Program and have appointed a Year 2000 Program Manager and a Year 2000 Task Force. We have completed an initial inventory and review of all system hardware, operating systems (including manufacturing and laboratory control systems) and application software in order to identify potential Year 2000 problems and we have begun implementing planned upgrades and testing in many systems. We believe that we have corrected over 90% of identified noncompliant items. We do not know the precise financial impact of making the required system and software modifications, but we currently expect such costs will not exceed $2.0 million including costs already incurred. The actual financial cost of correcting Year 2000 problems could, however, exceed this estimate. Our plan also includes sending inquiries to our major third party suppliers and partners seeking assurance that they are Year 2000 compliant. Our business, financial condition and results of operations could be materially adversely affected if third party suppliers, manufacturers, service providers and other entities do not adequately address their Year 2000 Issues or if we fail to successfully complete our initiatives.

        We are currently relying upon Genentech to provide for all Year 2000-related reviews, upgrades and contingency plans relating to the manufacture, distribution and sale of Rituxan; however, we have not received such contingency plan from Genentech. Genentech initiated contingency planning in March 1999, and these plans are scheduled for completion in September 1999. Any failure by Genentech to address issues which could result in their inability to timely produce, distribute and sell Rituxan would have a material adverse impact on our business.

        We have begun to put into place contingency plans to deal with non-Rituxan related failures resulting from Year 2000 issues. We expect to complete our contingency plans during the third quarter of 1999.

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

THE ZERO COUPON SUBORDINATED CONVERTIBLE NOTES LEVERAGED US CONSIDERABLY

        As a result of issuing the Notes in February 1999, we raised approximately $112.8 million, net of underwriting commissions and expenses of $3.8 million by incurring indebtedness of $345.0 million at maturity. As a result of this indebtedness, our principal and interest obligations increased substantially. The degree to which we are leveraged could materially adversely affect our ability to obtain future financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. The holders of the Notes may require us to purchase the Notes on February 16, 2004, 2009, 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase. We have the option to repay the Notes plus accrued original issue discount in cash, our common stock or a combination thereof. We have the right to redeem the Notes on or after February 16, 2004.

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

WE HAVE ADOPTED SEVERAL ANTITAKEOVER MEASURES AND THE ZERO COUPON SUBORDINATED CONVERTIBLE NOTES MAY HAVE FURTHER ANTITAKEOVER EFFECT

        We have taken a number of actions that could have the effect of discouraging a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example, we reincorporated into Delaware, which subjects us to Section 203 of the Delaware General Corporation Law, providing that the Company may not enter into a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in the code section. In addition, we have adopted a Stockholder Rights Plan that would cause substantial dilution to a person who attempts to acquire our company on terms not approved by our Board of Directors. In addition, our Board of Directors has the authority to issue, without vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares. Any such preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock. The Board of Directors has no present intention of issuing any additional shares of preferred stock (227,514 shares of non-voting convertible preferred stock were outstanding as of June 30, 1999) , but reserves the right to do so in the future. In addition, our copromotion arrangement with Genentech provides Genentech with the option to buy the rights to Rituxan in the event that we undergo a change of control, which may limit our attractiveness to potential acquirors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and the cost of its debt. At June 30, 1999 there have not been any material changes in market risk as reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 1998 except as to the market risk associated with the Notes issued in February 1999.

        Due to the fixed rate nature of the Notes, an immediate 10% change in interest rates would not have a material impact on the Company's financial condition or the results of its operations.

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

ITEM 1. LEGAL PROCEEDINGS. None

ITEM 2. CHANGES IN SECURITIES. None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES. None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                On May 20, 1999, the Company held its Annual Meeting of Stockholders at which the stockholders approved all of the proposals listed below:

        (1) The election of William H. Rastetter, Ph.D., Charles C. Edwards, M.D., and The Honorable Lynn Schenk to the Board of Directors to serve for a three-year term ending in the year 2002, or until their successors shall have been duly elected or appointed or until their earlier death, resignation or removal.

        (2) The amendment to the Company's 1988 Stock Option Plan to increase the total number of common shares authorized for issuance thereunder from 6,335,000 shares to a total of 7,135,000 shares.

        (3) The amendment to the Company's 1995 Employee Stock Purchase Plan to increase the total number of common shares authorized for issuance thereunder from 495,000 shares to a total of 695,000 shares.

        (4) The selection of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 31, 1999.

                The following directors received the number of votes set opposite their respective names:

                                         For Election   Withheld
                                         ------------   --------
        William H. Rastetter, Ph.D.       18,416,461    179,013
        Charles C. Edwards, M.D.          18,423,730    171,744
        The Honorable Lynn Schenk         18,414,574    180,900

                The proposal to amend the 1988 Stock Option Plan received 11,694,771 affirmative votes (for the amendment), 6,848,143 negative votes (against the amendment) and 52,560 votes abstained. The proposal did not receive any broker nonvotes.

                The proposal to amend the 1995 Employee Stock Purchase Plan received 16,903,120 affirmative votes (for the amendment), 1,642,778 negative votes (against the amendment) and 49,576 votes abstained. This proposal did not receive any broker nonvotes.

                The proposal to select KPMG LLP as the Company's independent public accountants received 18,542,584 affirmative votes (for the selection), 27,390 negative votes (against the selection), and 25,500 votes abstained. This proposal did not receive any broker nonvotes.

ITEM 5. OTHER INFORMATION. None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)     Exhibits.

                The following exhibits are referenced.

        Exhibit
        Number        Description
        ------        -----------
        10.10*      Collaboration & License Agreement between the Company
                    and Schering Aktiengesellschaft dated June 9, 1999.

        10.30       IDEC Pharmaceuticals Corporation. Deferred Compensation
                    Plan, dated January 1, 1999.

        10.50 (1)   Amended and Restated 1988 Stock Option Plan (Amended and
                    restated May 20, 1999).

        10.51 (1)   Amended and Restated 1995 Employee Stock Purchase Plan
                    (Amended and restated May 20, 1999).

        11.1        Reference is made to Note 1 of the Condensed Consolidated
                    Financial Statements.

        27.1        Financial Data Schedule.

        ----------

        * Confidential treatment requested as to certain portions of this agreement.

        (1) Incorporated by reference to exhibits 99.1 and 99.4, respectively, to the Company's Registration Statement on Form S-8, File No. 333-81625.

(b)     Reports on Form 8-K. None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        IDEC PHARMACEUTICALS CORPORATION

Date: August 13, 1999                   By: /s/ William H. Rastetter
     -------------------------             -------------------------------------
                                           William H. Rastetter
                                           Chairman of the Board, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Date: August 13, 1999                   By: /s/ Phillip M. Schneider
     -------------------------             -------------------------------------
                                           Phillip M. Schneider
                                           Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)