Form 10-Q
period 1999-09-30
IDEC PHARMACEUTICALS CORP / DE
filed 1999-11-15
CIK 875045

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

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

                                 (858) 431-8500
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No___


As of October 31, 1999 the Registrant had 21,150,800 shares of its common stock, $.001 par value, issued and outstanding.

                        IDEC PHARMACEUTICALS CORPORATION

                          FORM 10-Q -- QUARTERLY REPORT
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements
               Condensed Consolidated Balance Sheets -- September 30, 1999 and December 31, 1998 .................       1
               Condensed Consolidated Statements of Operations -- Three months ended September 30, 1999
                    and 1998 and nine months ended September 30, 1999 and 1998 ...................................       2
               Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 1999
                    and 1998  ....................................................................................       3
               Notes to Condensed Consolidated Financial Statements ..............................................       4

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations .............       7

Item 3.        Quantitative and Qualitative Disclosures About Market Risk ........................................      20

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings .................................................................................      21

Item 2.        Changes in Securities .............................................................................      21

Item 3.        Defaults upon Senior Securities ...................................................................      21

Item 4.        Submission of Matters to a Vote of Stockholders ...................................................      21

Item 5.        Other Information..................................................................................      21

Item 6.        Exhibits and Reports on Form 8-K ..................................................................      21


                         PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.


IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

                                                                             September 30,         December 31,
                                                                                 1999                  1998
                                                                             -------------         ------------
                                                                             (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                                     $  78,334         $  26,929
   Securities available-for-sale                                                   151,658            46,573
   Contract revenue receivables, net                                                 1,381             2,345
   Due from related party, net                                                      21,653            17,473
   Inventories                                                                       8,951             5,346
   Prepaid expenses and other current assets                                         4,647             2,361
                                                                                 ---------         ---------
            Total current assets                                                   266,624           101,027

Property and equipment, net                                                         20,345            20,897
Investment and other assets                                                          7,595             3,349
                                                                                 ---------         ---------
                                                                                 $ 294,564         $ 125,273
                                                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable                                              $   1,455         $   1,910
   Accounts payable                                                                  2,312             1,989
   Accrued expenses                                                                 14,062            10,238
   Deferred revenue                                                                    346               346
                                                                                 ---------         ---------
            Total current liabilities                                               18,175            14,483
Notes payable, less current portion                                                121,704             2,095
Deferred rent and other long-term liabilities                                        2,891             2,267
Commitments

Stockholders' equity:
   Convertible preferred stock, $.001 par value                                         --                --
   Common stock, $.001 par value                                                        21                20
   Additional paid-in capital                                                      194,872           184,282
   Accumulated other comprehensive income - net unrealized gains (losses)
       on securities available-for-sale                                               (670)                1
   Accumulated deficit                                                             (42,429)          (77,875)
                                                                                 ---------         ---------
            Total stockholders' equity                                             151,794           106,428
                                                                                 ---------         ---------
                                                                                 $ 294,564         $ 125,273
                                                                                 =========         =========


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)


                                                                       Three months                   Nine months
                                                                    ended September 30,            ended September 30,
                                                                  ----------------------        ----------------------
                                                                    1999           1998           1999          1998
                                                                  -------        -------        -------        -------
Revenues:
   Revenues from unconsolidated joint business                    $25,899        $12,290        $66,223        $31,046
   Contract revenues                                                4,291          2,719          6,772          9,860
   License fees                                                        --          2,000         13,000         18,300
                                                                  -------        -------        -------        -------
                                                                   30,190         17,009         85,995         59,206

Operating costs and expenses:
   Manufacturing costs                                              4,789          4,055          9,675         10,985
   Research and development                                        10,798          8,009         28,152         22,187
   Selling, general and administrative                              4,622          3,784         13,875         12,225
                                                                  -------        -------        -------        -------
                                                                   20,209         15,848         51,702         45,397
                                                                  -------        -------        -------        -------
Income from operations                                              9,981          1,161         34,293         13,809
Interest income, net                                                1,305            756          2,944          2,238
                                                                  -------        -------        -------        -------
Income before taxes                                                11,286          1,917         37,237         16,047
Income tax provision                                                  557            152          1,791            282
                                                                  -------        -------        -------        -------

Net income                                                        $10,729        $ 1,765        $35,446        $15,765
                                                                  =======        =======        =======        =======

Earnings per share:
       Basic                                                      $  0.52        $  0.09        $  1.73        $  0.80
       Diluted                                                    $  0.42        $  0.08        $  1.42        $  0.67

Shares used in calculation of earnings per share:
       Basic                                                       20,779         19,892         20,527         19,779
       Diluted                                                     25,541         22,898         24,929         23,365

See accompanying notes to condensed consolidated financial statements

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                                               Nine months ended
                                                                                  September 30,
                                                                             1999             1998
                                                                          ---------         --------
Cash flows from operating activities:
               Net cash provided by (used in) operating activities        $  38,118         $ (2,236)
                                                                          ---------         --------

Cash flows from investing activities:
      Purchase of property and equipment                                     (2,698)          (1,252)
      Purchase of securities available-for-sale                            (177,007)         (45,784)
      Sales and maturities of securities available-for-sale                  71,251           34,378
                                                                          ---------         --------
               Net cash used in investing activities                       (108,454)         (12,658)
                                                                          ---------         --------

Cash flows from financing activities:
      Proceeds from issuance of convertible notes, net                      112,673               --
      Payments on notes payable                                              (1,410)          (3,421)
      Proceeds from issuance of common stock                                 10,478            2,515
                                                                          ---------         --------
               Net cash provided by (used in) financing activities          121,741             (906)
                                                                          ---------         --------

Net increase (decrease) in cash and cash equivalents                         51,405          (15,800)
Cash and cash equivalents, beginning of period                               26,929           34,847
                                                                          ---------         --------
Cash and cash equivalents, end of period                                  $  78,334         $ 19,047
                                                                          =========         ========


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation: The information at September 30, 1999, and for the three and nine month periods ended September 30, 1999 and 1998, is unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period. These condensed consolidated financial statements should be read in conjunction with IDEC Pharmaceuticals Corporation's (the "Company") Annual Report on Form 10-K for the year ended December 31, 1998.

     Inventories: Inventories are stated at the lower of cost or market. Cost is determined in a manner that approximates the first-in, first-out (FIFO) method. Inventories consist of the following (table in thousands):

                                                 September 30,         December 31,
                                                     1999                  1998
                                                    ------                ------
Raw materials                                       $1,255                $2,273
Work in process                                      1,982                   273
Finished goods                                       5,714                 2,800
                                                    ------                ------
                                                    $8,951                $5,346
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

     Contract Revenues: Contract revenues consist of nonrefundable research and development funding under collaborative agreements with the Company's various strategic partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates the Company for discovery, preclinical and clinical expenses related to the collaborative development programs for certain products and product candidates of the Company and is recognized at the time research and development activities are performed under the terms of the collaborative agreements. Contract revenues earned in excess of contract payments received are classified as contract revenue receivables, and contract research and development funding received in excess of amounts earned are classified as deferred revenue. Contract revenue receivables at September 30, 1999 and December 31, 1998 are net of an allowance of $355,000 and $775,000, respectively.

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

     Earnings Per Share: Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities compared to diluted earnings per share which reflects the potential dilution of options, warrants and other convertible securities that could share in the earnings of the Company. Calculations of basic and diluted earnings per share use the weighted average number of shares outstanding during the period. Diluted earnings per share for the three and nine months ended September 30, 1999 includes the diluted effect of 4,762,000 shares and 4,402,000 shares, respectively, of potentially issuable common stock from options and convertible preferred stock and excludes 2,323,000 shares and 1,967,000 shares, respectively, of common stock from the assumed conversion of 20-year convertible zero coupon subordinated notes ("Notes") because their effect was antidilutive. Diluted earnings per share for the three and nine months ended September 30, 1998 includes the diluted effect of 3,006,000 shares and 3,586,000 shares, respectively, of potentially issuable common stock from options, warrants and convertible preferred stock and excludes 1,683,000 shares and 649,000 shares, respectively, of common stock from options because the options' exercise price was greater than the average market price of the Company's common stock for the respective periods.

     Comprehensive Income: Comprehensive income for the three and nine months ended September 30, 1999 was $10,704,000 and $34,808,000, respectively, compared to $1,841,000 and $15,740,000 for comparable periods in 1998.

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

     In addition, the Company and Genentech are copromoting Rituxan in the United States under a joint business arrangement, with the Company receiving a share of the pretax copromotion profits. Under the Company's agreement with Genentech, the sales price of bulk Rituxan manufactured by the Company and sold to Genentech is capped at a price that is less than the Company's cost to manufacture bulk Rituxan. In September 1999, the Company transferred all manufacturing activities for bulk Rituxan to Genentech. Included in inventories at September 30, 1999, is $5,714,000 of bulk Rituxan inventory which is expected to be sold to Genentech.

     Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan, where Zenyaku Kogyo Co., Ltd. ("Zenyaku") will be responsible for product development, marketing and sales. The Company will receive royalties on sales outside the United States.

NOTE 3. NOTES PAYABLE

     In February 1999, the Company raised approximately $112,673,000, net of underwriting commissions and expenses of $3,885,000, through the private sale of Notes. Upon maturity, the Notes will have an aggregate principal face value of $345,000,000. The Notes were priced with a yield to maturity of 5.5 percent annually. Each $1,000 aggregate principal face value Note is convertible at the holders' option at any time through maturity into 6.734 shares of the Company's common stock at an initial conversion price of $50.17. The Company is required under the terms of the Notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any Note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of purchase. Additionally, the holders of the Notes may require the Company to purchase the Notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, with the Company having the option to repay the Notes plus the accrued original issue discount in cash, the

Company's common stock or a combination thereof. At September 30, 1999, the Notes accrued redemption value was $120,565,000. The Company has the option to redeem the Notes any time on or after February 16, 2004.

NOTE 4. SUBSEQUENT EVENT

     In October 1999 the Company's board of directors approved a proposed amendment and restatement of the Company's Amended and Restated Certificate of Incorporation to increase the number of shares of authorized common stock from 50,000,000 shares to 200,000,000 shares, to halve the par value of the common stock from $0.001 per share to $0.0005 per share and to effect a two-for-one stock split of its common stock. All stockholders of record of the Company's common stock at the close of business on October 18. 1999 will be entitled to vote on the proposed amendment and restatement at a special meeting of stockholders to be held on December 1, 1999. If the proposed amendment and restatement of the Company's Amended and Restated Certificate of Incorporation is approved by the required vote of stockholders, the Company anticipates that December 1, 1999 shall be the record date for the determination of the owners of common stock entitled to receive a certificate or certificates representing additional shares and that additional shares will be distributed on or about December 20, 1999. Assuming December 1, 1999 as a record date, the Company anticipates that its common stock will trade on a split-adjusted basis on December 2, 1999. The condensed consolidated accompanying financial statements have not been adjusted to reflect the proposed increase in number of shares of common stock, change in par value or stock split.

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

     The cost of bulk Rituxan sold to Genentech is recorded as manufacturing costs in the Company's condensed consolidated statements of operations. Under the Company's agreement with Genentech, the sales price of bulk Rituxan manufactured by the Company and sold to Genentech is capped at a price that is less than the Company's cost to manufacture bulk Rituxan. In September 1999 the Company transferred all manufacturing activities for bulk Rituxan to Genentech. The Company anticipates using its available manufacturing capacity for production of specification setting lots and commercial inventory of ZEVALIN(TM) (formally known as IDEC-Y2B8), production of clinical material, and some third-party contract manufacturing.

     The Company has incurred increasing annual operating expenses and, with the commercialization of Rituxan, the Company expects such trends to continue. The Company had until 1998 incurred annual operating losses since its inception in 1985 and the sustained profitability of the Company will be dependent upon the continued commercial success of Rituxan, product development, revenues from the achievement of product development objectives and licensing transactions. As of September 30, 1999, the Company had an accumulated deficit of $42.4 million.

RESULTS OF OPERATIONS

     Revenues from unconsolidated joint business for the three and nine months ended September 30, 1999 totaled $25.9 million and $66.2 million, respectively, compared to $12.3 million and $31.0 million for the comparable periods in 1998. Revenues from unconsolidated joint business for the three and nine months ended September 30, 1999 and 1998 reflect the financial results from the commercialization of Rituxan through the Company's collaboration with Genentech. Included in these revenues are the Company's share of pretax copromotion profits, bulk Rituxan sales to Genentech, reimbursement from Genentech of the Company's Rituxan sales force and development expenses and royalty income on sales of Rituxan outside the United States. Under its agreement with Genentech, the Company's pretax copromotion profit-sharing formula has two tiers. The higher tier applies once a certain copromotion profit level is met and will reset to the lower tier on an annual basis, at the beginning of each year. The Company began recording its annual copromotion profits using the higher tier in the second quarter of 1999 as compared to the third quarter in 1998.

     Rituxan net sales to third-party customers in the United States recorded by Genentech for the three and nine months ended September 30, 1999 amounted to $70.2 million and $190.5 million, respectively, compared to $36.1 million and $103.3 million for the comparable periods in 1998. The Company believes that the growth in sales is being driven in part by increased prescribing for the approved indication, by the re-treatment of patients who responded to Rituxan therapy and by increased use outside of the approved indication.

     Contract revenues for the three and nine months ended September 30, 1999 totaled $4.3 million and $6.8 million, respectively, compared to $2.7 million and $9.9 million for the comparable periods in 1998. The increase in contract research revenues for the three months ended September 30, 1999 is a result of increased funding under a collaboration and license agreement with Schering Aktiengesellschaft ("Schering AG") offset by decreased research and development funding from SmithKline Beecham p.l.c. ("SmithKline Beecham"), Seikagaku Corporation ("Seikagaku") and Mitsubish-Tokyo Pharmaceuticals, Inc., formerly known as Mitsubishi Chemical Corporation ("Mitsubishi"). The decrease in contract research revenues for the nine months ended September 30, 1999 is a result of decreased research and development funding from SmithKline Beecham, Seikagaku and Eisai Co. Ltd. ("Eisai") offset by increased funding under a collaboration and license agreement with Schering AG.

     There were no license fees for the three month ended September 30, 1999 compared to $2.0 million for the comparable period in 1998. License fees for the nine months ended September 30, 1999 totaled $13.0 million compared to $18.3 million for the comparable period in 1998. License fees for the three months ended September 30, 1998 resulted from the achievement of a product development milestone event for the Investigational New Drug allowance of IDEC-114 under the Company's collaboration with Mitsubishi. License fees for the nine months ended September 30, 1999 is due to a $13.0 million upfront licensing fee from Schering AG, for the development and commercialization of ZEVALIN outside the United States. License fees for the nine months ended September 1998 are primarily due to a $10.0 million product development milestone payment from Genentech for European approval of Rituxan. Contract revenues and license fees may vary from period to period and are, in part, dependent upon achievement of certain research and development objectives. The magnitude and timing of contract revenues and license fees may influence the achievement and level of profitability for the Company. The Company continues to pursue other collaborative and license arrangements, however, no assurance can be given that any such arrangements will be realized.

     Manufacturing costs totaled $4.8 million and $9.7 million for the three and nine months ended September 30, 1999, respectively, compared to $4.1 million and $11.0 million for the comparable periods in 1998. Manufacturing costs for 1999 and 1998 relate to production of bulk Rituxan sold to Genentech. Manufacturing costs are recognized when Genentech accepts bulk Rituxan inventory. The decrease in manufacturing costs for the nine months ended September 30, 1999 is due to the timing of bulk Rituxan sales to Genentech. In September 1999 the Company transferred all manufacturing activities for bulk Rituxan to Genentech. The Company expects to continue incurring substantial manufacturing related costs and expenses as it anticipates using its available capacity for production of specification setting lots and commercial inventory of ZEVALIN, production of clinical material and some third-party contract manufacturing.

     Research and development expenses totaled $10.8 million and $28.2 million for the three and nine months ended September 30, 1999, respectively, compared to $8.0 million and $22.2 million for the comparable periods in 1998. The increase in research and development expenses for the three and nine months ended September 30, 1999 is primarily due to increased personnel expenses and clinical trial expenses for the Company's products under development, offset in part by decreased contract manufacturing and other outside service expenses. The Company expects to continue incurring substantial additional research and development expenses in the future, due to expansion or addition of research and development programs; technology in-licensing and regulatory-related expenses; preclinical and clinical testing of the Company's various products under development; and production scale-up and manufacturing of products used in clinical trials.

     Selling, general and administrative expenses totaled $4.6 million and $13.9 million for the three and nine months ended September 30, 1999, respectively, compared to $3.8 million and $12.2 million for the comparable periods in 1998. Selling, general and administrative expenses increased in 1999 due to increased sales and marketing expenses resulting from the commercialization of Rituxan. Selling, general and administrative expenses necessary to support sales and administration, expanded manufacturing capacity, expanded clinical trials, research and development and the potential expansion of the sales and marketing organization are expected to increase in the foreseeable future.

     The Company's income tax provision totaled $0.6 million and $1.8 million for the three and nine months ended September 30, 1999, respectively, and was the result of an alternative minimum tax system that only allows the utilization of net operating loss carryforwards to offset 90% of taxable income. At December 31, 1998, the Company had a valuation allowance equal to its deferred tax assets of $47.6 million since the Company had not established a pattern of profitable operations for tax purposes. Should the Company continue to have profitable operations for tax purposes, the Company believes that its deferred tax assets (comprised primarily of net operating loss carryforwards and research and experimentation credits) may become recoverable, and therefore, the Company anticipates that it would record tax benefits relating to the reduction of the valuation allowance against its deferred tax assets in the fourth quarter of 1999. The Company's net operating loss carryforwards available to offset future taxable income at December 31, 1998 were approximately $72.0 million for federal income tax purposes. The future utilization of net operating loss carryforwards may be limited under the Internal Revenue Code (the "IRC") due to IRC defined ownership changes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operating and capital expenditures since inception principally through the sale of equity securities, commercialization of Rituxan, license fees, contract revenues, lease financing transactions, debt and interest income. The Company expects to finance its current and planned operating requirements principally through cash on hand, funds from its joint business arrangement with Genentech and with funds from existing collaborative agreements and contracts which the Company believes will be sufficient to meet its near-term operating requirements. Existing collaborative research agreements and contracts, however, could be canceled by the contracting parties. In addition, the Company may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financing or from other sources. There can be no assurance that such additional funds will be obtained through these sources on acceptable terms, if at all. Should the Company not enter into any such arrangements, the Company anticipates its cash, cash equivalents and securities available-for-sale, together with the existing agreements and joint business arrangement, will be sufficient to finance the Company's currently anticipated needs for operating and capital expenditures for the foreseeable future. If adequate funds are not available from the joint business arrangement, operations or additional sources of financing, the Company's business could be materially and adversely affected.

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

     At September 30, 1999, the Company had $230.0 million in cash, cash equivalents and securities available-for-sale compared to $73.5 million at December 31, 1998. Sources of cash, cash equivalents and securities available-for-sale during the nine months ended September 30, 1999, include $112.7 million from the Notes offering discussed below, $38.1 million from operations and $10.5 million from the issuance of common stock under employee stock option and purchase plans. Uses of cash, cash equivalents and securities available-for-sale during the nine months ended September 30, 1999, included $2.7 million used to purchase capital equipment and $1.4 million used to pay notes payable.

     In February 1999, the Company raised approximately $112.7 million, net of underwriting commissions and expenses of $3.8 million, through the private sale of the Notes. The Notes were priced with a yield to maturity of 5.5 percent annually. Upon maturity, the Notes will have an aggregate principal face value of $345.0 million. Each $1,000 aggregate principal face value Note is convertible at the holders' option at any time through maturity into 6.734 shares of the Company's common stock at an initial conversion price of $50.17. The Company is required under the terms of the Notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any Note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of purchase. Additionally, the holders of the Notes may require the Company to purchase the Notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with the Company having the option to repay the Notes plus accrued original issue discount in cash, the Company's common stock or a combination thereof. At September 30, 1999, the Notes accrued redemption value was $120.6 million. The Company has the right to redeem the Notes on or after February 16, 2004.

     In September 1997, the Company and Cytokine Pharmasciences, Inc., formally known as Cytokine Networks, Inc. ("CPI"), entered into a development and license agreement. Under the terms of the development and license agreement with CPI, the Company may make payments to CPI totaling up to $10.5 million, subject to attainment of certain product development milestone events, of which $3.0 million has been paid through September 30, 1999.

     In August 1999, the Company announced it terminated its development of 9-aminocamptothecin ("9-AC"), following a Phase II clinical trial. The Company concluded that 9-AC would not yield the desired benefits to solid-tumor cancer patients. The Company acquired 9-AC from Pharmacia & Upjohn S.p.A. ("Pharmacia & Upjohn") and would have paid $6.0 million to Pharmacia & Upjohn had it taken 9-AC into a Phase III clinical trial and $7.0 million if 9-AC had been approved by the FDA.

YEAR 2000 COMPLIANCE

     Many information technology based systems and software products were designed to accept and track only two digit year entries in the date field (i.e. "99" for 1999). This causes an ambiguity when handling dates in and after the year 2000. Some systems also used specific dates (such as 9/9/99) to indicate special issues such as deleted data. Some programs also miscalculate the leap year 2000. This could cause system or equipment shutdowns, failures or miscalculations resulting in inaccuracies in data exchanges, computer output or disruptions of operations. As a result, information technology based systems and/or software used by many companies may need to be upgraded to properly address such "Year 2000" issues.

     The Company has an ongoing Year 2000 Program and has appointed a Year 2000 Program Manager and a Year 2000 Task Force. The Company has completed an inventory and review of information technology based system hardware, operating systems (including manufacturing and laboratory control systems) and application software in order to identify potential Year 2000 problems and has almost completed implementing planned upgrades and testing its systems. The Company believes that it has corrected over 90% of identified noncompliant items. The Company currently estimates that the financial impact of system and software modifications will not exceed $1.0 million including costs already incurred, however, the actual financial cost of correcting Year 2000 problems could exceed this estimate. If modifications are not made or not completed in a timely fashion, Year 2000 problems could have a material adverse impact on the Company's business, financial condition and results of operations, the precise degree of which cannot be known at this time. The Company's Year 2000 Program includes sending inquiries to major third-party suppliers, manufacturers, service providers and business partners seeking assurance that they are Year 2000 compliant. The Company's business, financial condition and results of operations could be materially adversely affected if third-party suppliers, manufacturers, service providers, business partners and other entities, including government entities, do not adequately address their Year 2000 issues.

     The Company is currently relying upon Genentech to provide for all Year 2000-related reviews, upgrades and contingency plans relating to the manufacture, distribution and sale of Rituxan. The Company has not received contingency plans from Genentech. Genentech, however, reports that it initiated contingency planning in March 1999 for business critical processes, which include provisions such as identifying alternate sources for materials and services and if necessary reverting to non-computerized systems for processing information. Genentech reports that its contingency plan is approximately 80% complete and is scheduled for completion by the end of November 1999. Genentech believes that with the completion of modifications, the Year 2000 issue will not pose significant operational problems for their computer systems and equipment. Any failure by Genentech to complete modifications or address issues, including issues with third-parties, which results in their inability to timely produce, distribute and sell Rituxan would have a material adverse impact to the Company's business, financial condition and results of operations, the precise degree of which cannot be known at this time.

     The Company has begun to put into place contingency plans to deal with non-Rituxan related failures resulting from Year 2000 issues. The Company expects to complete its contingency plans during the fourth quarter of 1999.

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

          o    the availability of third-party reimbursement; and

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

          o demand and pricing for our commercialized products, such as Rituxan;

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

          o the amount and timing of sales orders of Rituxan by Genentech to customers in the United States and by Roche to customers in Europe;

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

VOLATILITY OF OUR STOCK PRICE

     The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the market price of our common stock fluctuated between $27 3/8 per share and $145 1/2 per share during the twelve months ended October 31, 1999. The market price of our common stock will likely continue to fluctuate due to a variety of factors, including:

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

          o    economic and other external factors or other disaster or crisis;

          o    hedge and/or arbitrage activities by holders of our Notes;

          o    period to period fluctuations in our financial results;

          o the proposed two-for-one stock split of our common stock and proposed increase in the number of authorized shares of our common stock; and

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

     Our inability to enroll patients on a timely basis could result in increased expenses and product development delays, which could have a material adverse effect on our business, results of operations and financial condition. Even if a trial is fully enrolled, significant uncertainties remain as to whether it will prove successful. For example, we recently terminated our development of 9-AC following a Phase II clinical trial. We concluded that 9-AC would not yield the desired benefit to solid-tumor cancer patients. In addition, IDEC-151 was first clinically tested in Phase I and Phase I/II clinical trials for rheumatoid arthritis in collaboration with our partner, SmithKline Beecham. In February 1999, we announced that SmithKline Beecham was discontinuing development efforts for IDEC-151 in rheumatoid arthritis. The Company and SmithKline Beecham are currently re-evaluating the clinical strategies for IDEC-151, including responsibility for development and whether or not to pursue studies in psoriasis, rheumatoid arthritis and/or other potential indications. We are also discussing with SmithKline Beecham the return of all anti-CD4 program rights to us. This would allow us to proceed independently, if at all, on new strategies for IDEC-151 and related anti-CD4 products.

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

WE RELY HEAVILY ON CONTRACT MANUFACTURERS

     We rely heavily upon third-party manufacturers to manufacture significant portions of our products and product candidates. Our own manufacturing capacity is limited and we are capable of producing only a limited quantity of bulk Rituxan and other product candidates. Our manufacturing experience to date has been limited to the production of preclinical and clinical quantities of product candidates and to approximately three years of commercial production of bulk Rituxan. We have no fill/finish experience or capacity and we do not have experience in the field of chelates or radioisotopes and therefore, we rely entirely upon third parties for the manufacture of these products and components. Consequently, we cannot ensure that either our manufacturing facilities or our ability to sustain ongoing production of our products will be able to meet our expectations. Nor can we be certain that we will be able to enter into satisfactory agreements with third-party manufacturers. Our failure to enter into agreements with such manufacturers on reasonable terms, if at all, or poor manufacturing performance on our part or that of our third-party manufacturers could have a material and adverse effect on our business, financial condition and results of operations.

     In September 1999 we transferred all manufacturing of bulk Rituxan to Genentech. We rely upon Genentech for all Rituxan manufacturing in order to meet worldwide requirements and to complete all fill/finish requirements. We cannot ensure that Genentech will manufacture and fill/finish Rituxan in sufficient quantities and on a timely and cost-effective basis or that Genentech will obtain and maintain all required manufacturing approvals. Genentech's failure to manufacture and fill/finish Rituxan or obtain and maintain required manufacturing approvals could materially and adversely affect our business, results of operations and financial condition.

     ZEVALIN has multiple components that require successful coordination among several third-party contract manufacturers. We are currently negotiating with commercial contractors to meet our long-term manufacturing demands for fill/finish of ZEVALIN bulk product. We cannot be certain that we will reach agreement on reasonable terms, if at all, with our contract manufacturers or that the integration of our contract manufacturers can be successfully coordinated.

     Since the completion in September 1999 of our obligation to manufacture bulk Rituxan, we have commenced conversion of our manufacturing facility to a multi-product facility, where we will initially manufacture ZEVALIN and anti-CD40L (also known as anti-gp39) antibodies. We cannot be certain that this conversion will be successful, that it will receive all necessary regulatory approvals, or that, even if it is successful and such approvals are received, it will be completed within our budgeted time and expense estimations. Our failure to successfully convert the manufacturing facility in a timely manner could have an adverse effect on our product development efforts and our ability to timely file our product license applications and could cause us to incur significant unabsorbed overhead costs. To the extent we cannot produce our own biologics, we will need to rely on third-party manufacturers, of which there are only a limited number capable of manufacturing biologics as contract suppliers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers.

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

OUR INDUSTRY IS INTENSELY COMPETITIVE

     The biotechnology industry is intensely competitive. We compete with biotechnology and pharmaceutical companies that have been established longer than we have, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also compete in the development of technologies and processes and in acquiring personnel and technology from academic institutions, government agencies, and other private and public research organizations. Consequently, we cannot be certain that we will be able to produce or acquire rights to new products with commercial potential. In addition, we cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours. We are aware that a competitor recently filed a BLA for a radiolabeled murine antibody product for the treatment of non-Hodgkin's lymphomas. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphomas in development.

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE

     We have limited experience with commercial sales and marketing, based entirely upon our launch and subsequent sales of Rituxan. Outside the United States, our strategy is to pursue and to rely solely upon collaborations with established pharmaceutical companies for marketing, distribution and sale of our products. We currently have no plans to directly market outside the United States. Since we currently rely upon copromotion partners in the United States and rely exclusively on third parties outside the United States, we cannot be certain that our products will be marketed and distributed in accordance with our expectations or that our market research or sales forecasts will be accurate. We also cannot be certain that we will ever be able to develop our own sales and marketing capabilities to an extent that we would not need to rely on third-party efforts, or that we will be able to maintain satisfactory arrangements with the third-parties on whom we rely.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS OR SECURE RIGHTS TO THIRD-PARTY PATENTS

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

     In September 1999, an interference to determine priority of inventorship was declared in the United States Patent and Trademark Office between Dartmouth University's patent application (which patent application has been exclusively licensed to us) and Columbia University's patent (which patent we believe has been exclusively licensed to Biogen) relating to anti-CD40L antibodies. We are aware that oppositions have been filed to a granted Japanese Immunex patent relating to anti-CD40L antibodies. We are also aware that an opposition has been recently filed in the European patent office to a granted European application that has been licensed to us, which application contains claims relating to the use of anti-CD40L antibodies as a therapeutic. Also, we are aware of an opposition that was recently filed to a granted European patent application which names us as the applicant and which relates to PROVAX and therapeutic use thereof. If the outcome of the interference or any of the oppositions is adverse, in whole or in part, it could result in the scope of some or all of the granted claims being limited, some or all of the granted claims being lost, and/or the granted patent application(s) not proceeding to a patent.

     We are aware of several third-party patents and patent applications (to the extent they issue as patents) that, if successfully asserted against us, may materially affect our ability to make, use, offer to sell, sell and import our products. These third-party patents and, patent applications may include, without limitation:

          o U.S. patent and patent applications and foreign counterparts filed by Bristol-Myers Company that relate to antibodies to a B7 antigen;

          o a U.S. patent assigned to Columbia University and a Japanese patent assigned to Immunex, which we believe have been exclusively licensed to Biogen, related to monoclonal antibodies to the 5C8 antigen found on T cells. We believe the 5C8 antigen is associated with CD40L, the target for our anti-CD40L antibodies expressed on the surface of activated T cells;

          o a number of issued U.S. and foreign patents that relate to various aspects of radioimmunotherapy of cancer and to methods of treating patients with anti-CD4 antibodies;

          o two U.S. patents assigned to Glaxo Wellcome and foreign counterparts relating to chelator stabilized antibody preparations; and

          o three U.S. patents assigned to Glaxo Wellcome and foreign counterparts relating to therapeutic uses of CHO glycosylated antibodies.

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

     We are aware that on May 28, 1999, Glaxo Wellcome filed a patent infringement lawsuit against Genentech in the U.S. District Court in Delaware. According to Genentech's Form 10-Q for the quarter ended September 30, 1999, that suit asserts that Genentech infringes four U.S. patents owned by Glaxo Wellcome. Two of the patents relate to the use of specific kinds of monoclonal antibodies for the treatment of human disease, including cancer. The other two patents asserted against Genentech relate to preparations of specific kinds of monoclonal antibodies which are made more stable and the methods by which such preparations are made. Genentech believes that the suit relates to the manufacture, use and sale of their Herceptin product and Rituxan. The judge has scheduled the trial of this suit to begin January 29, 2001. Based upon the nature of the claims made and the information available to Genentech, Genentech reports that it believes that the outcome of this action is not likely to have a material adverse effect on their financial position, results of operations or cash flows, but that if an unfavorable ruling were to occur in any quarterly period, there exists the possibility of a material impact on Genentech's net income of that period. If the suit relates to the manufacture, use and sale of Rituxan, and depending on the suit's outcome, there exists the possibility of a material impact on our corresponding period copromotion profit related to Rituxan and a material adverse effect on our business, financial condition and results of operations.

     If our intellectual property rights are challenged, we may be required or may desire to obtain licenses to patents and other intellectual property held by third-parties to develop, manufacture and market our products. However, we cannot be certain that we will be able to obtain these licenses on commercially reasonable terms, if at all, or that any licensed patents or intellectual property will be valid or enforceable. In addition, the scope of intellectual property protection is subject to scrutiny and change by courts and other governmental bodies. Litigation and other proceedings concerning patents and proprietary technologies can be protracted, expensive and distracting to management and companies may sue competitors as a way of delaying the introduction of competitors' products. Any litigation, including any interference proceeding to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time-consuming and could have a material adverse effect on our business, financial condition and results of operations.

WE MAY BE UNABLE TO MAINTAIN THIRD-PARTY RESEARCH AND DEVELOPMENT RELATIONSHIPS

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

FAILURE TO OBTAIN PRODUCT APPROVALS OR COMPLY WITH GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS

     As pharmaceutical manufacturers, our partners and we are subject to extensive, complex, costly and evolving governmental rules, regulations and restrictions administered by the FDA, by other federal and state agencies, and by governmental authorities in other countries. In the United States, our products cannot be marketed until after they are approved by the FDA. Obtaining an FDA approval involves the submission, among other information, of the results of preclinical and clinical studies on the product, and requires substantial time, effort and financial resources. Rituxan is our only product that has received FDA approval, and we cannot be certain that any of our product candidates will be approved either in the United States or in other countries in a timely fashion, if at all. Both before and after approval, we are subject to numerous other FDA requirements, and to government inspection at all times. Our failure to meet or comply with any rules, regulations or restrictions of the FDA or other agencies could result in fines, unanticipated expenditures, product delays, non-approval or recall, interruption of production and even criminal prosecution. Although we have instituted internal compliance programs and continue to address compliance issues from time to time by the FDA, we cannot be certain that we will meet regulatory agency standards or that any lack of compliance will not have a material adverse effect on our business, financial condition or results of operations.

OUR BUSINESS EXPOSES US TO PRODUCT LIABILITY CLAIMS

     Our design, testing, development, manufacture and marketing of products involves an inherent risk of exposure to product liability claims and related adverse publicity. Insurance coverage is expensive and difficult to obtain, and we may be unable to obtain coverage in the future on acceptable terms, if at all. Although we currently maintain product liability insurance for our products in the amounts we believe to be commercially reasonable, we cannot be certain that the coverage limits of our insurance policies or those of our strategic partners will be adequate. If we are unable to obtain sufficient insurance at an acceptable cost or if a claim is brought against us, whether fully covered by insurance or not, our business, results of operations and financial condition could be materially adversely affected.

FAILURE TO ADEQUATELY ADDRESS THE YEAR 2000 ISSUE COULD ADVERSELY AFFECT OUR BUSINESS

     We have assessed and continue to assess the potential impact of the situation commonly referred to as the Year 2000 Issue. The Year 2000 Issue concerns the inability of many information technology based systems and software products to properly recognize and process date sensitive information. This could cause system or equipment shutdowns, failures or miscalculations resulting in inaccuracies in data exchange, computer output or disruptions of operations. As a result, information technology based systems and/or software used by many companies may need to be modified and upgraded.

     We have an ongoing Year 2000 Program and have appointed a Year 2000 Program Manager and a Year 2000 Task Force. We have completed an inventory and review of information technology based system hardware, operating systems (including manufacturing and laboratory control systems) and application software in order to identify potential Year 2000 problems and we have almost completed implementing planned upgrades and testing our systems. We believe that we have corrected over 90% of identified noncompliant items. We currently estimate that the financial impact of making system and software modifications will not exceed $1.0 million including costs already incurred, however, the actual financial cost of correcting Year 2000 problems could exceed this estimate. If modifications are not made or not completed in a timely fashion, Year 2000 problems could have a material adverse impact to our business, financial condition and results of operations, the precise degree of which cannot be known at this time. Our Year 2000 program includes sending inquiries to our major third-party suppliers, manufacturers, service providers and business partners seeking assurance that they are Year 2000 compliant. Our business, financial condition and results of operations could be materially adversely affected if third-party suppliers, manufacturers, service providers, business partners and other entities, including government entities, do not adequately address their Year 2000 issues.

     We are currently relying upon Genentech to provide for all Year 2000-related reviews, upgrades and contingency plans relating to the manufacture, distribution and sale of Rituxan. We have not received contingency plans from Genentech. Genentech, however, reports that it initiated contingency planning in March 1999 for business critical processes, which include provisions such as identifying alternate sources for materials and services and if necessary reverting to non-computerized systems for processing information. Genentech reports that its contingency plan is approximately 80% complete and is scheduled for completion by the end of November 1999. Genentech believes that with the completion of modifications, the Year 2000 issue will not pose significant operational problems for their computer systems and equipment. Any failure by Genentech to complete modifications or address issues, including issues with third-parties, which results in their inability to timely produce, distribute and sell Rituxan would have a material adverse impact to our business, financial condition and results of operation, the precise degree of which cannot be known at this time.

     We have begun to put into place contingency plans to deal with non-Rituxan related failures resulting from Year 2000 issues. We expect to complete our contingency plans during the fourth quarter of 1999.

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

THE ZERO COUPON SUBORDINATED CONVERTIBLE NOTES LEVERAGE US CONSIDERABLY

     As a result of issuing the Notes in February 1999, we raised approximately $112.7 million, net of underwriting commissions and expenses of $3.8 million by incurring indebtedness of $345.0 million at maturity. As a result of this indebtedness, our principal and interest obligations increased substantially. The degree to which we are leveraged could materially adversely affect our ability to obtain future financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. The holders of the Notes may require us to purchase the Notes on February 16, 2004, 2009, 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase. We have the option to repay the Notes plus accrued original issue discount in cash, our common stock or a combination thereof. At September 30, 1999, the Notes accrued redemption value was $120.6 million. We have the right to redeem the Notes on or after February 16, 2004.

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

WE HAVE ADOPTED SEVERAL ANTITAKEOVER MEASURES AND THE ZERO COUPON SUBORDINATED CONVERTIBLE NOTES MAY HAVE FURTHER ANTITAKEOVER EFFECT

     We have taken a number of actions that could have the effect of discouraging a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example, we reincorporated into Delaware, which subjects us to Section 203 of the Delaware General Corporation Law, providing that the Company may not enter into a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in the code section. In addition, we have adopted a Stockholder Rights Plan that would cause substantial dilution to a person who attempts to acquire our company on terms not approved by our Board of Directors. In addition, our Board of Directors has the authority to issue, without vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares. Any such preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock. The Board of Directors has no present intention of issuing any additional shares of preferred stock (217,514 shares of non-voting convertible preferred stock convertible into 1,390,793 shares of common stock, were outstanding as of September 30, 1999), but reserves the right to do so in the future. In addition, our copromotion arrangement with Genentech provides Genentech with the option to buy the rights to Rituxan in the event that we undergo a change of control, which may limit our attractiveness to potential acquirors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is exposed to a variety of risks, including changes in interest rates affecting the return on its investments and the cost of its debt. At September 30, 1999 there have not been any material changes in market risk as reported by the Company in its Annual Report on Form 10-K for the year ended December 31, 1998 except as to the market risk associated with the Notes issued in February 1999.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

ITEM 5.    OTHER INFORMATION.  None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

   (a)     The following exhibit is referenced.

              Exhibit
              Number                Description
              -------               -----------
              27.1                  Financial Data Schedule.

   (b)     Reports on Form 8-K. None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    IDEC Pharmaceuticals Corporation


Date: November 15, 1999             By:   /s/ William H. Rastetter
      -------------------------          ------------------------------------
                                          William H. Rastetter
                                          Chairman of the Board, President
                                          and Chief Executive Officer
                                          (Principal Executive Officer)

Date: November 15, 1999             By:   /s/ Phillip M. Schneider
      -------------------------          ------------------------------------
                                          Phillip M. Schneider
                                          Vice President and
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)