Form 10-K
period 1999-12-31
IDEC PHARMACEUTICALS CORP / DE
filed 2000-03-30
CIK 875045

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

                        COMMISSION FILE NUMBER: 0-19311

                        IDEC PHARMACEUTICALS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                             33-0112644
   (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

                 3030 CALLAN ROAD, SAN DIEGO, CALIFORNIA 92121
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

                                 (858) 431-8500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                         COMMON STOCK, $.0005 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of January 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,112,936,000. (Based upon the "closing" price as reported by The Nasdaq Stock Market on January 31,
2000). This number is provided only for the purposes of this report and does not represent an admission by either the Registrant or any such person as to the status of such person.

     As of January 31, 2000, the Registrant had 42,851,387 shares of its common stock, $.0005 par value, issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 17, 2000 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        IDEC PHARMACEUTICALS CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   29
Item 3.   Legal Proceedings...........................................   29
Item 4.   Submission of Matters to a Vote of Stockholders.............   29
                                  PART II
          Market for Registrant's Common Equity and Related
Item 5.   Stockholder Matters.........................................   30
Item 6.   Selected Financial Data.....................................   31
          Management's Discussion and Analysis of Financial Condition
Item 7.   and Results of Operations...................................   32
          Quantitative and Qualitative Disclosures About Market
Item 7A.  Risk........................................................   37
Item 8.   Consolidated Financial Statements and Supplementary Data....   39
          Changes in and Disagreements with Accountants on Accounting
Item 9.   and Financial Disclosure....................................   57
                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   57
Item 11.  Executive Compensation......................................   59
          Security Ownership of Certain Beneficial Owners and
Item 12.  Management..................................................   59
Item 13.  Certain Relationships and Related Transactions..............   59
                                  PART IV
          Exhibits, Financial Statement Schedules, and Reports on Form
Item 14.  8-K.........................................................   60

                                     PART I

ITEM 1. BUSINESS.

OVERVIEW

     IDEC Pharmaceuticals Corporation ("we", "our", or "us") is a biopharmaceutical company engaged primarily in the research, development and commercialization of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases. Our first commercial product, Rituxan(R), and our most advanced product candidate, ZEVALIN(TM) (ibritumomab tiuxetan, formerly IDEC-Y2B8), are for use in the treatment of certain B-cell non-Hodgkin's lymphomas ("NHL"). B-cell NHLs currently afflict approximately 275,000 patients in the United States. We are also developing products for the treatment of various autoimmune diseases (such as psoriasis, rheumatoid arthritis and lupus).

     In November 1997, Rituxan became the first monoclonal antibody approved by the U.S. Food and Drug Administration ("FDA") for a cancer therapy indication. Rituxan, marketed in the U.S. pursuant to a copromotion arrangement between Genentech, Inc. ("Genentech") and us, achieved U.S. net sales of $262.7 million in 1999, a 73% increase over U.S. net sales of $152.1 million in 1998. F. Hoffmann-La Roche Ltd. ("Roche") sells Rituxan (under the trade name MabThera) outside the United States, except in Japan where Zenyaku Kogyo Co. Ltd. ("Zenyaku") has the rights for product development, marketing and sales.

     Under our copromotion arrangement with Genentech we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes conducting supportive research on Rituxan and post approval clinical studies and obtaining potential approval of Rituxan for additional indications. Genentech provides support functions for the commercialization of Rituxan including marketing, customer service, order entry, distribution, shipping and billing and, as of September 1999, Genentech is responsible for all manufacturing responsibilities for Rituxan.

     Delivered intravenously as a treatment for relapsed or refractory low-grade or follicular, CD20-positive B-cell NHL, Rituxan possesses a favorable side effect profile. Treatment with Rituxan is given as four weekly intravenous infusions over a twenty-two day period as compared to chemotherapy, which is typically given in repeated cycles for up to four to eight months. Thus, Rituxan offers the possibility of increased quality of life during the treatment of cancer, while maintaining a response rate that compares favorably with conventional treatments. In its pivotal Phase III clinical trial involving 166 evaluable patients, Rituxan, administered as a single agent achieved a partial (at least 50% tumor shrinkage) or complete response to therapy in forty-eight percent (48%) of patients on an intent-to-treat basis (80 of 166 patients). Eighty-seven percent of evaluable patients demonstrated at least a quantifiable shrinkage in tumor size. For the 80 patients achieving a partial or complete response, the median time of regrowth of the tumor was 11.6 months from the onset of response, and we believe 16 of the 80 patients are experiencing ongoing remissions. Because of its favorable safety profile, we believe that Rituxan is a strong candidate for combination therapy, and we are currently researching its possible uses in this role.

BACKGROUND INFORMATION

     In order to better analyze our business and prospects, it is helpful to understand the field in which we operate, including the general manner in which our products and product candidates interact with people's bodies and, in particular, with the diseases that our products and product candidates are designed to target. Each of the following subsections provides background information which is important to gaining an understanding of our products and product candidates:

     Antibodies and the Immune System. The immune system is composed of specialized cells, including B cells and T cells, that function in the recognition, destruction and elimination of disease-causing foreign substances and of virally infected or malignant cells. The role of these specialized cells is determined by receptors on the cell surface which govern the interaction of the cell with foreign substances and with the rest of the immune system.

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

     A variety of technologies have been developed to produce antibodies as therapeutic agents. These include hybridoma technology and molecular biology techniques such as gene cloning and expression, which can now be applied to the generation, selection and production of hybrid monoclonal antibody varieties known as chimeric and humanized antibodies, as well as strictly human antibodies. Chimeric antibodies are constructed from portions of non-human species (typically mouse) antibodies and human antibodies. In these applications, the portion of the antibody responsible for antigen binding (the "variable region") is taken from a non-human antibody and the remainder of the antibody (the "constant region") is taken from a human antibody. Compared to mouse-derived ("murine") monoclonal antibodies, chimeric antibodies generally exhibit lower immunogenicity (the tendency to trigger an often adverse immune response such as a human anti-mouse antibody, or "HAMA" response), are cleared more slowly from the body, and function more naturally in the human immune system. Humanized antibodies can be constructed by grafting several small pieces of a murine antibody's variable region onto a constant region framework provided by a human antibody. This process, known as "CDR grafting," reduces the amount of foreign materials in the antibody, rendering it closer to a human antibody. However, the construction of humanized antibodies by CDR grafting requires complex computer modeling, and the properties of the resulting antibody are not completely predictable and may, in fact, still trigger a HAMA response.

     B-cell Non-Hodgkin's Lymphomas. As with other cell types in the body, B cells and T cells may become malignant and grow as immune system tumors, such as B-cell NHLs. B-cell NHLs are cancers of the immune system which currently afflict approximately 275,000 patients in the United States. Treatment alternatives for B-cell NHL patients include chemotherapy, radiation therapy, and more recently, Rituxan. Rituxan is approved for use in relapsed or refractory, low grade or follicular, CD20 positive, B-cell NHL. B-cell NHLs are diverse with respect to prognosis and treatment, and are generally classified into one of three groups (low, intermediate or high grade) based on histology and clinical features. These three groups are further subdivided by the International Working Formulation ("IWF") into subclasses A through J: low grade (A, B and C); intermediate grade (D, E, F and G); and high grade (H, I and J). Low grade or follicular B-cell NHL is comprised of IWF subclasses A through D. We estimate that approximately half of the 275,000 patients afflicted with B-cell NHL in the United States have low grade or follicular disease. Of such patients afflicted with low grade or follicular B-cell NHL in the United States, approximately 20,000 will have been diagnosed during the past 12 months. Patients with low grade lymphomas have a fairly long life expectancy from the time of diagnosis (median survival 6.6 years), despite the fact that low grade NHLs are almost always incurable. Intermediate grade and high grade lymphomas are more rapidly growing forms of these cancers, which in some cases can be cured with early, aggressive chemotherapy. New diagnoses of NHLs in the United States are estimated to be 55,000 in 2000. In approximately 90% of the cases in the United States, non-Hodgkin's lymphomas are of B-cell origin, the remainder are of T-cell origin.

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

     Autoimmune and Inflammatory Diseases. Psoriasis, inflammatory bowel disease ("IBD"), asthma, allergic rhinitis, rheumatoid arthritis ("RA"), systemic lupus erythematosus ("SLE") and multiple sclerosis ("MS") are autoimmune and inflammatory diseases that require ongoing therapy and afflict many millions of patients in the United States. Autoimmune disease occurs when the patient's immune system goes awry, initiating a cascade of events which results in an attack by the patient's immune system against otherwise healthy tissue and often includes inflammation of the involved tissue. Autoimmune diseases are typically treated with products such as steroids and nonsteroidal anti-inflammatory agents and with other therapies, all of which are limited for several reasons, including their lack of specificity and ineffectiveness when used chronically. Furthermore, steroids suppress the immune system and make the patient susceptible to infections while nonsteroidal, anti-inflammatory agents have limited efficacy and have been implicated in the formation of gastro-intestinal ulcerations.

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

TECHNOLOGY

     We are developing products for the management of immune system cancers and autoimmune and inflammatory diseases. Our antibody products bind to specific subsets of human immune system cells, or to soluble mediators of immune cell activity, and act to deplete or to alter the activity of these cells. The products are administered intravenously and target cells or soluble mediators located in easily accessible compartments of the body, specifically the blood, the lymphatic fluid and the synovial fluid. For treatment of B-cell NHLs, our products target a cell surface marker known as CD20 which is present only on B cells but not on B-cell precursors. These products act to reduce total B-cell levels, including both malignant and normal B cells. The depletion of normal B cells observed in clinical experience to date has been only temporary, with regeneration occurring within months from the unaffected B-cell precursors. We believe that our lead product, Rituxan provides therapeutic alternatives to complement the treatment of certain B-cell NHLs. We also believe that our radioimmunotherapeutic agent, ZEVALIN, if successfully developed and approved for marketing, may provide an additional alternative for the treatment of certain B-cell NHLs.

     Due to their specificity and affinity for cell surface receptors, monoclonal antibodies are an attractive means by which to treat autoimmune diseases. Attachment of monoclonal antibodies to specific cell surface receptors can be used to suppress aberrant and unwanted immune activity. Historically, however, the use of monoclonal antibodies as an ongoing therapy has been limited by the body's rejection of the murine components of the antibodies. Murine monoclonal antibodies, which are structurally different from human antibodies, tend to trigger adverse immune reactions when used as therapies. These reactions include a HAMA response in which the patient's immune system produces antibodies against the therapeutic antibody, thus limiting its effectiveness.

     We have developed the following proprietary technology for use with and in the development of our products:

     PRIMATIZED(R) Antibody Technology. We have developed a proprietary PRIMATIZED antibody technology designed to avoid HAMA responses and other immunogenicity problems by developing monoclonal antibodies from primate rather than mouse B cells. These antibodies are characterized by their strong similarity to human antibodies and by the absence of mouse components. In 1998, we received an issued U.S. patent covering our PRIMATIZED antibodies. Underlying this proprietary technology is our discovery that macaque monkeys produce antibodies that are structurally indistinguishable from human antibodies in their variable (antigen-binding) regions. Further, we found that the macaque monkey can be immunized to make antibodies that react with human, but not with macaque, antigens. Genetic engineering techniques are then used to isolate the portions of the macaque antibody gene that encode the variable region from a macaque B cell. This genetic material is combined with constant region genetic material from a human B cell and inserted into a host cell line which then expresses the desired antibody specific to the given antigen. The result is a part-human, part-macaque PRIMATIZED antibody which appears structurally to be so similar to human antibodies that it may be accepted by the patient's immune system as "self." This development allows the possibility of therapeutic intervention in chronic diseases or other conditions that are not amenable to treatment with antibodies containing mouse components. We are currently using our PRIMATIZED technology for the development of our IDEC-151, IDEC-152 and IDEC-114 product candidates described below.

     PROVAX(TM) Antigen Formulation. We have also discovered a proprietary antigen formulation, PROVAX, which has shown the ability to induce cellular immunity, manifested by cytotoxic T lymphocytes, in animals immunized with protein antigens. Cellular immunity is a counterpart to antibody-based immunity and is responsible for the direct destruction of virally infected and malignant cells. PROVAX is a combination of defined chemical entities and may provide a practical means for the development of effective immunotherapies that act through the induction of both antibody and cell-mediated immunity. We believe such immunotherapies may be useful for the treatment of certain cancers and viral diseases. Preliminary studies also indicate that PROVAX can be safely administered by injection to human subjects. We intend to make PROVAX available through licenses and collaborations to interested partners for development of immunotherapeutic vaccines.

     Proprietary Vector Technologies. We have developed methods of engineering mammalian cell cultures using proprietary gene expression technologies ("vector technologies") that rapidly and reproducibly select for stable cells, producing high levels of desired proteins. These technologies allow the efficient production of proteins at yields that may be significantly higher, and costs that may be significantly lower, than current, competing cell culture manufacturing methods. We have successfully applied one of these technologies to the commercial scale production of Rituxan.

OUR PRODUCT AND PRODUCT CANDIDATES

     Rituxan, our first product approved for marketing in the United States, and our primary products under development address immune system disorders, such as lymphomas and autoimmune and inflammatory diseases, such as SLE and psoriasis. In addition, we have discovered certain other product candidates through the application of our technology platform. The products either commercialized or in preclinical and clinical development by our partners and us include the following.

                                          INDICATION          STATUS(1)     DEVELOPMENT/MARKETING(2)
                                          ----------          ---------     ------------------------
Immune System Cancer Products:
Rituxan............................  Certain B-cell NHL    U.S.: Approved   Genentech (U.S.
                                                           European Union:  copromotion)
                                                           Approved         Roche (worldwide except
                                                           Japan: Approval  U.S. and Japan) Zenyaku
                                                           pending          (Japan)
ZEVALIN............................  Certain B-cell NHL    Phase III        Schering AG (worldwide
                                     (radioimmunotherapy)                   except U.S.)
Autoimmune and Inflammatory
  Products:
PRIMATIZED Anti-CD4 (IDEC-151)
  (Clenoliximab)...................  Rheumatoid Arthritis  Phase II         No current partner
Humanized Anti-gp39 (IDEC-131).....  Various autoimmune    Phase II         Eisai (Europe and Asia)
                                     diseases, initially
                                     SLE
PRIMATIZED Anti-B7 (IDEC-114)......  Various autoimmune    Phase I/II       Mitsubishi (Asia)
                                     diseases, initially
                                     psoriasis
PRIMATIZED Anti-CD23
  (IDEC-152).......................  Various allergic      Phase I          Seikagaku (Europe and
                                     conditions,                            Asia)
                                     initially allergic
                                     asthma
Humanized and PRIMATIZED
  Anti-MIF.........................  Various inflammatory  Discovery        No current partner
                                     conditions
Other Products:
PROVAX (antigen formulation).......  Cancer therapeutic    Preclinical      No current partner
                                     vaccines              development

---------------
(1) As used in this Form 10-K, "Discovery" means that the research phase is ongoing and a lead compound has not yet been selected. "Lead compound selected" means agents have been identified that meet preselected criteria in assays for activity and potency. "Preclinical development" means lead compound undergoing testing required prior to submission of an Investigational New Drug Application. "Phase I" means initial human studies designed to establish the safety, dose tolerance and pharmacokinetics of a compound. "Pilot" means a Phase I/II study is currently being designed for this indication, however, prior clinical activities have been conducted in other indications" "Phase I/II" means initial human studies designed to establish the safety, dose tolerance and pharmacokinetics of a compound and which may be designed to show preliminary activity of a compound in patients with the targeted disease. "Phase II" means human studies designed to establish safety, optimal dosage and preliminary activity of a compound. "Phase III" means human studies designed to lead to accumulation of data sufficient to support a marketing license application such as a Biologics Licensing Application, including data relating to efficacy.

(2) We have retained exclusive marketing rights in the United States for all of our products except Rituxan.

IMMUNE SYSTEM CANCER PRODUCTS

     Our objective with respect to treating B-cell NHLs is to use our anti-CD20 antibodies to target, bind to and selectively eliminate both the patient's normal and malignant B cells. The following is a brief description of each of our products in this area:

     Rituxan. Rituxan is a genetically engineered, chimeric murine/human monoclonal antibody designed to harness the patient's own immune mechanisms to destroy tumor cells. In November, 1997, Rituxan was approved in the United States for treatment of certain B-cell NHLs and we market Rituxan in the United States with Genentech pursuant to a copromotion arrangement. Roche sells Rituxan outside the United States under the trade name MabThera, except in Japan where Zenyaku has the rights for product development, marketing and sales.

     Laboratory studies performed by us have shown that the antibody attaches to the CD20 antigen on B cells and activates a group of proteins known as "complement," leading to normal and malignant B-cell destruction. Additionally, the antibody, when bound to the CD20 antigen, recruits macrophages and natural killer cells to attack the B cells. Through these and other mechanisms, the antibody utilizes the body's immune defenses to lyse (rupture) and deplete B cells. B cells have the capacity to regenerate from early precursor cells that do not express the CD20 antigen. The depletion of normal B cells observed in clinical experience to date has been only temporary, with normal B-cell regeneration typically occurring within six to nine months. The capacity of a tumor to regrow after treatment with Rituxan will depend on the number of malignant B cells, or malignant B-cell precursors (if the malignancy first appeared within a precursor cell), remaining after treatment.

     Rituxan was the first monoclonal antibody approved in the United States for a cancer therapy indication. Rituxan is unique in the treatment of B-cell NHLs due to its specificity for the antigen CD20, which is expressed only on normal and malignant B cells, but not on other tissues of the body, and its mechanism of action as compared to conventional lymphoma therapies, including experimental radioimmunotherapies. These properties of Rituxan allow its use in patients where chemotherapy is either poorly tolerated or ineffective in inducing disease remissions. Rituxan is easily administered as outpatient therapy by personnel trained in the use of chemotherapies. A standard course of Rituxan therapy consists of four intravenous infusions given on days 1, 8, 15 and 22, whereas chemotherapy is given typically in repeating cycles for up to four to eight months. In October 1999, we filed a supplemental Biologics Licensing Application ("BLA") relating to the use of Rituxan in expanded dosing, including retreatment, times eight dosing and bulky disease for the treatment of B-cell NHL.

     Rituxan is indicated for single agent use in relapsed or refractory, low grade or follicular, CD20-positive, B-cell NHLs, which comprise approximately half of the prevalence of B-cell NHLs in the United States. Ongoing or completed Phase II studies suggest that Rituxan may also be useful in combination with chemotherapy in low grade or follicular B-cell NHLs, and as a single agent, or in combination with various chemotherapies, in the treatment of other forms of B-cell NHLs. In relapsed or chemotherapy refractory B-cell NHLs, which to date have proven to be incurable, Rituxan provides a means to induce remissions of disease in some patients without subjecting the patient to the toxicity and duration of therapy that are typical of chemotherapy regimens. In certain newly diagnosed B-cell NHLs that are curable with early aggressive chemotherapy, we believe that the addition of Rituxan to combination regimens may improve the overall cure rate. Demonstration of improved cure rate (i.e. long-term disease remissions) is being sought through ongoing, randomized controlled trials. In Phase III clinical trials, Rituxan, given as a single agent to patients with relapsed or refractory, low grade or follicular, CD20-positive, B-cell NHL, achieved partial or complete responses to therapy in 48% of patients on an intent-to-treat basis (80 of 166 patients). Of the 80 responding patients (tumor shrinkage greater than 50% verified over at least two independent observations 28 days apart), 10 were complete responses (6%), and 70 were partial responses (42%). The median duration of response (time from first determination of response to tumor regrowth) in the 80 responders was 11.6 months, despite the short duration (22 days) of the full course of therapy. We believe that 16 of the 80 responders (approximately 24%) are experiencing ongoing remissions lasting from one-and-a-half to three years. Retrospective analysis of patient subgroups in the Phase III Rituxan trial showed responses in patients with poor prognostic features, who generally respond poorly to chemotherapy regimes, such as age greater than 60, extranodal disease, prior relapse from autologous bone marrow transplant, or relapse or failure of anthracycline containing regimens.

     There are standard response criteria for solid tumor cancers, chronic lymphocytic leukemia, Hodgkin's disease and acute myelogenous leukemia, but currently none for B-cell NHL. As a result, clinical response rates in B-cell NHL may vary depending on which criteria is being applied. For example, one of the requirements for scoring a complete response in the Rituxan pivotal trial was that all measurable lesions must have shrunk to less than 1x1cm. Using this conservative criterion, a 6% complete response rate ("CR") was reported. However, as presented at the American Society of Hematology meeting in December 1998, complete response rates for the Rituxan pivotal trial increased significantly when analyzed according to alternative minimums for lesion shrinkage, i.e.: 18% CR and 28% CR when analyzed using 1.5x1.5cm and 2.0x2.0cm, respectively. Until uniform criteria is adopted for all B-cell NHL trials, complete response rates will vary widely depending on the measures being utilized.

     The following figure shows the percentage change in tumor size in all 166 patients entered into the Phase III trial of Rituxan in relapsed or refractory, low grade or follicular CD20-positive, B-cell NHL.

     MAXIMUM PERCENTAGE CHANGE IN TUMOR SIZE AMONG ALL TREATED PATIENTS(1)

                                    [GRAPH]
---------------
(1) Tumor shrinkage measured radiographically for the 166 patients by sum of products of lesion perpendicular diameters. Data represents the greatest shrinkage achieved by each patient during the observation period. Subsequent tumor growth may have occurred and data for three patients are unavailable.

(2) Includes two patients with increase in lesion size greater than 100%.

     In December 1999, we announced updated information on the results of a Phase II Rituxan re-treatment study presented at the American Society of Hematology Conference ("ASH"). This Phase II study in patients with low-grade or follicular, CD20-positive, B-cell NHL was conducted to determine the safety and efficacy of Rituxan in patients who had relapsed or were refractory to prior chemotherapy, but had responded previously to Rituxan. From the analyses of the study, patients who responded to one regimen of Rituxan may be re-treated with additional courses of Rituxan without impairment of bone marrow function (myelosuppression) or development of an immune response (antibodies) to CD20 antibody therapy -- a response called human anti-chimeric antibody (HACA). Of 60 patients treated, 57 were considered evaluable for efficacy. The overall response rate was 40%, with 7 out of 57 (13%) being complete responders and 16 out of 57 (29%) being partial responders. Median time to progression and duration of response have not been reached after more than 15 months of follow-up. While the overall safety profile seen with re-treatment was similar to what was reported for the initial treatment with Rituxan (primarily infusion-related events that usually occurred within a few hours of the first infusion) other events that occurred less frequently included: leukopenia, nausea, transient bronchospasm, and mild hypotension. These results supported the supplemental BLA filed in October 1999, which requested a label expansion to include re-treatment with Rituxan for B-cell NHL patients.

     Also in December 1999, we announced updated information on the results of a Phase II study assessing the safety and effectiveness of Rituxan used in combination with cyclophosphamide, doxorubicin, vincristine and prednisone (collectively known as "CHOP") chemotherapy in low-grade or follicular B-cell NHL. The overall response rate in the Phase II study was 100 percent in 35 evaluable patients with 22 patients (63%) achieving complete responses and 13 patients (37%) achieving partial responses. The median duration of response was 45.9+ months with progression free survival not reached after a median observation time of 47.4+ months. Twenty-four patients (63%) are still in remission beyond 36+ months and up to 65.3+ months. Attending physicians attributed 75% of toxicity associated with this combined treatment to the CHOP chemotherapy. The most frequently experienced adverse events were neutropenia, dehydration, alopecia, nausea and fever. Rituxan was associated with fever and chills.

     Results of a Phase II clinical trial evaluating the combination of Rituxan plus CHOP in intermediate and high-grade B-cell NHL were also announced in December 1999. The overall response rate in the 33 evaluable patients was 97% with 20 patients (61%) achieving complete responses and 12 patients (36%) achieving partial responses. At a median follow-up of 24 months, the median duration of response has not been reached at 18+ months with 27 evaluable patients with no evidence of progressive disease.

     While these Phase II trials were conducted in a relatively small number of patients, it appears that adding Rituxan to CHOP chemotherapy may have the potential to provide durable remissions for patients with NHL. As a result, a Phase III randomized, open-label clinical trial, sponsored by us and Genentech, began in January 2000 to evaluate the safety and efficacy of Rituxan plus CHOP versus CHOP alone in previously untreated CD20-positive intermediate- or high-grade NHL patients. The clinical trial will include approximately 420 patients at various sites in the United States and Canada.

     These CHOP/Rituxan Phase II clinical trials also served as the basis for the commencement of a large, randomized controlled cooperative Phase III trial by the National Cancer Institute ("NCI"), the Eastern Cooperative Oncology Group, the Cancer and Leukemia Group B, and the Southwest Oncology Group. This trial will examine whether the addition of Rituxan to the CHOP regime will improve cure rates (long-term remission) in elderly (age greater than 60 years) intermediate- and high-grade B-cell NHL patients.

     The most common adverse events associated with Rituxan, based on our clinical trial experience, are infusion-related, consisting mainly of mild to moderate flu-like symptoms (e.g., fever, chills, rigors) that occur in the majority of patients during the first infusion. Other events which occur with less frequency include nausea, rashes, fatigue and headaches. More serious events include hypotension, wheezing, sensation of tongue or throat swelling and recurrence of cardiac events in patients with a history of angina or arrhythmia. These symptoms were usually limited in duration to the period of infusion and decrease with subsequent infusions. These adverse events are generally more mild and of a shorter duration than the adverse events associated with chemotherapy.

     In the fourth quarter of 1998 we, along with Genentech and Roche, notified doctors of the occurrence in certain patients of severe infusion-related adverse events that were associated with eight fatalities out of approximately 14,000 patients treated worldwide since Rituxan was launched. In 1999, in consultation with the FDA, the warning section of the package insert for Rituxan was updated to include information on infusion-related reactions and cardiovascular events.

     In an effort to identify expanded applications for Rituxan, we, in conjunction with Genentech and Roche, have authorized over 120 Rituxan post-marketing study concepts to date, at least two of which will be large Phase III clinical trials. Several of these trials will explore the use of Rituxan in a variety of investigational B-cell NHL clinical settings including: (i) combination therapy with widely used chemotherapy regimens for both low-grade and intermediate/high-grade disease; (ii) single agent therapy in newly diagnosed, previously untreated low-grade disease; (iii) integration into autologous bone marrow transplant regimens both as an in vivo purging agent prior to bone marrow harvest and post-transplant as consolidation therapy; and
(iv) treatment of AIDS-related B-cell NHLs. Additionally, clinical trials have been initiated in other B-cell malignancies and pre-malignant conditions such as CLL, multiple myeloma and lymphoproliferative disorders associated with solid organ transplant therapies.

     ZEVALIN. Due to the sensitivity of B-cell tumors to radiation, radiation therapy has historically played, and continues to play, an important role in the management of B-cell lymphomas. Radiation therapy currently consists of external beam radiation focused on certain areas of the body with tumor burden. We are developing an antibody product that is intended to deliver targeted immunotherapy by means of injectable radiation to target sites expressing the CD20 antigen, such as lymphatic B-cell tumors. In clinical testing, the isotope indium-111 was used to image the patient's tumor and to ensure that normal organs are not exposed to undue radiation from the subsequently administered therapeutic product, which uses the isotope yttrium-90. The low-energy gamma particle emitted by indium is detectable outside the body, thereby allowing the physician to determine the localization of the antibody in the tumor. The companion yttrium-90 isotope provides targeted radiation therapy by emitting a high-energy beta particle that is absorbed by surrounding tissue, leading to tumor destruction. Our objective with ZEVALIN is to provide safer, more effective radiation therapy than is possible with external beam radiation or with other isotopes and to provide this radiation therapy in an outpatient setting.

     Other radioisotopes, such as iodine-131, emit both beta and gamma radiation and at certain therapeutic doses require that the patient be hospitalized and isolated in a lead-shielded room for several days. In contrast, the beta particle emitted by yttrium-90 is absorbed by tissue immediately adjacent to the antibody and is concentrated at the antibody target. We believe that this short penetrating radiation will permit the use of the product in outpatient therapy, and have conducted our clinical trials in the outpatient setting.

     We have completed patient accrual for two multi-center, pivotal Phase III studies of ZEVALIN in the treatment of low-grade and/or follicular NHL, which will be the basis for a BLA that we anticipate submitting during the fourth quarter of 2000. Also, within this time frame, we are preparing to submit with our isotope supplier a New Drug Application ("NDA") for yttrium-90 from a new and larger site that has the capacity to support global commercialization of ZEVALIN.

     Phase III interim results for these two studies were presented at ASH in December 1999. The first trial compares ZEVALIN, plus Rituxan, to Rituxan alone in patients with relapsed or refractory, low-grade, follicular or transformed CD20-positive, B-cell NHL. The prospectively defined 90-patient interim analysis showed an overall response rate of 80% for the ZEVALIN group compared to an overall response rate of 44% for the Rituxan group. A treatment course for ZEVALIN includes a Rituxan infusion (250 mg/m2) on day one, followed by infusions of Rituxan (250 mg/m2) and ZEVALIN (at a standard radiation dose of 0.4 mCi/kg of patient body weight) on day eight. Patients in the Rituxan arm received four infusions of Rituxan (at the indicated dose of 375 mg/m2) once a week over 22 days. Of the evaluable patients 21% in the ZEVALIN group achieved a complete response to therapy and 59% achieved a partial response. ZEVALIN associated toxicity was primarily hematologic, transient and reversible. Six percent of patients in the ZEVALIN arm of the study experienced Grade 4 thrombocytopenia (platelet count below 10,000/mm3) and 25 percent experienced Grade 4 neutropenia (neutrophil count below 500/mm3). However, patients recovered in a median of 12 and 14 days, respectively. The overall safety profile for treatment with Rituxan in the study was consistent with the Rituxan pivotal trial safety results.

     The second pivotal study is evaluating the safety and efficacy of ZEVALIN in follicular NHL patients who are refractory to Rituxan, i.e., who did not achieve a response or had a time to progression of less than six months with the most recent course of Rituxan. The interim overall response rate was 46% with all responders achieving a partial response. Eighty percent of these patients had sizable tumors (greater than 5cm in single diameter) and 76% were chemotherapy-resistant. The dosimetry results obtained in the second Phase III trial concluded that the ZEVALIN biodistribution and estimated radiation absorbed dose to normal body organs were not affected by prior treatment with Rituxan.

     We expect that Rituxan and ZEVALIN, if approved, will become complementary products for the management of B-cell NHLs. Because most B-cell NHLs are treated today in community-based group practices, Rituxan fits nicely into the community practice, as no special equipment or extensive training is required for its administration or for management of treatment-related side effects. Rituxan has shown activity even in patients refractory to chemotherapy and is indicated for this use, so that it may provide a viable option for the community-based oncologist prior to referral of the patient to the major medical center for treatment with more aggressive therapies, potentially including ZEVALIN. By contrast, all radioimmunotherapies will be administered by the nuclear medicine specialists or radiation oncologists at the major medical or cancer centers that are equipped for the handling, administration and disposal of radioisotopes. Also, the nuclear medicine department, but not the community-based practice, has the specialized equipment and governmental licenses that are required for use of radioisotopes. We believe that referral patterns will develop for treatment of B-cell NHL patients with radioimmunotherapies at major medical centers after the community-based oncologist has exhausted all other options, such as Rituxan or chemotherapy, for the management of his or her patients. This trend will be further reinforced by the observation made by us, and by others working in the field, of the substantial clinical activity of radioimmunotherapies in patients with late-stage disease that has become refractory to chemotherapies. We are committed to the development and commercialization of ZEVALIN as a complementary product to Rituxan that might be used throughout the course of a patient's disease, providing an alternative for both the patient and the healthcare professional to conventional chemotherapies.

     9-Aminocamptothecin. In July 1999, we announced that we terminated our development of 9-aminocamptothecin ("9-AC"), following a Phase II clinical trial. We concluded that 9-AC would not yield the desired benefits to solid-tumor cancer patients. We originally acquired 9-AC from Pharmacia & Upjohn S.p.A. ("Pharmacia & Upjohn") in 1997 who developed it under collaboration with the NCI. We have returned all product rights for 9-AC to the NCI.

AUTOIMMUNE AND INFLAMMATORY PRODUCTS

     We are developing new antibodies using humanized antibody technology and our own proprietary class of antibodies, termed PRIMATIZED antibodies, that are of part-human, part-macaque monkey, origin. These antibodies are structurally similar to, and potentially indistinguishable by a patient's immune system from, human antibodies. PRIMATIZED antibodies may provide therapeutic intervention for diseases or conditions not amenable to chronic treatment with mouse-derived antibodies. Our objective with our PRIMATIZED antibodies is to provide therapies that can be used to control autoimmune diseases characterized by overactive immune functions. We have entered into research and development collaborations with Eisai Co. Ltd. ("Eisai"), Mitsubishi-Tokyo Pharmaceuticals, Inc., formerly Mitsubishi Chemical Corporation ("Mitsubishi") and Seikagaku Corporation ("Seikagaku"), all of which target distinct, cell surface antigens. See
"-- Strategic Alliances."

     PRIMATIZED Anti-CD4 (IDEC-151). In March 1998, we, along with SmithKline Beecham, p.l.c. ('SmithKline Beecham') announced the selection of IDEC-151 as our lead PRIMATIZED anti-CD4 antibody for the treatment of RA. In a Phase I portion of a Phase I/II study of 32 patients with moderate to severe RA, the results of which were announced in late November 1997, IDEC-151 displayed no CD4 depletion and no infusion-related adverse events. Based upon the clinical profile of IDEC-151 shown in the

Phase II portion of this study, as well as the current competitive landscape for new products in RA, SmithKline Beecham decided to discontinue the development of IDEC-151 for RA. In February 2000, we amended and restated our agreement with SmithKline Beecham which resulted in all anti-CD4 program rights, including IDEC-151, being returned to us. We will receive no further funding from SmithKline Beecham under the restated agreement. As part of the restated agreement, SmithKline Beecham has the option to negotiate commercialization and copromotion rights with us for the first compound based on our PRIMATIZED anti-CD4 antibodies to complete a Phase II study. If we do not commercialize and copromote the compound with SmithKline Beecham, we will pay SmithKline Beecham royalties on sales by us, our affiliates and licensees on any products emerging from the rights returned to us under the restated agreement.

     Humanized Anti-gp39 (IDEC-131). In December 1995, we entered into a research and development collaborative agreement with Eisai. The collaboration focuses on developing humanized and PRIMATIZED antibodies against the gp39 antigen. This antigen, also referred to as the CD40 ligand, is an essential immune system trigger for B-cell activation and antibody production. Potential target indications include transplantation and antibody-mediated autoimmune diseases such as idiopathic thrombocytopenic purpura ("ITP") and SLE. The development of our humanized anti-gp39 monoclonal antibody, IDEC-131, is based on technology that we licensed from Dartmouth College, where researchers have shown that the binding of gp39 to its CD40 receptor on B cells is essential for proper immune system function. These researchers generated anti-gp39 antibodies that blocked this T-cell and B-cell interaction and halted disease progression in a variety of animal models of disease characterized by abnormal or unwanted immune response. Moreover, when researchers ended the animals' anti-gp39 treatments, the animals' antibody-producing capacity returned to normal levels, but their disease remained suppressed. Treatment with the anti-gp39 antibodies appeared to have reset the animals' immune systems and restored a normal immune response. Under the collaborative agreement, we have agreed to develop with Eisai a humanized anti-gp39 antibody and launch additional efforts to develop a second generation, PRIMATIZED anti-gp39 antibody. This effort has resulted in the identification of the humanized anti-gp39 antibody lead candidate, IDEC-131, which underwent preclinical testing, process development and manufacturing of clinical trial material in early 1997. We successfully completed a Phase I clinical trial in SLE with IDEC-131 in early 1999, which demonstrated an overall favorable safety profile. Based upon the favorable Phase I clinical results of our IDEC-131 humanized anti-gp39 antibody, we discontinued in 1999, the development of our PRIMATIZED anti-gp39 antibody. In the first quarter of 2000, we completed a Phase II clinical trial with IDEC-131 to access the antibody's safety and clinical efficacy in patients with SLE. Results of the study will be presented in a scientific meeting later in the year and will determine if we continue to investigate SLE or pursue alternative autoimmune indications.

     PRIMATIZED Anti-B7 (IDEC-114). In November 1993, we entered into a research and development collaboration with Mitsubishi that focuses on the development of PRIMATIZED antibodies directed at a B7.1 antigen. This B7.1 antigen appears on the surface of antigen-presenting cells and is involved in the interaction of these cells with T cells in triggering a cascade of immune system responses. Antibodies directed at the B7.1 antigens may block this cascade and, therefore, may be useful in preventing unwanted immune responses in certain inflammatory and chronic autoimmune conditions such as psoriasis, arthritis and MS. Mitsubishi has actively shared in the development process, generating animal models and participating in research with us. In July 1999, we announced completion of patient enrollment for a Phase I clinical trial with IDEC-114 to evaluate the safety, tolerability and pharmacokinetics of a single dose of the investigational agent in 24 patients with psoriasis. Analysis of the Phase I data showed a favorable safety profile with preliminary findings of clinical activity in patients with moderate to severe psoriasis. IDEC-114 as a single dose demonstrated an overall favorable safety profile and there were no serious adverse events. The majority of adverse events were mild, such as short-lived flu-like symptoms, headache and chills. In October 1999, we initiated a Phase I/II clinical trial with IDEC-114 to assess the safety, tolerability, pharmacokinetics and potential clinical activity of multiple doses in patients with psoriasis.

     PRIMATIZED Anti-CD23 (IDEC-152). In December 1994, we entered into a collaboration with Seikagaku aimed at the development of PRIMATIZED anti-CD23 antibodies for the potential treatment of allergic rhinitis, asthma and other allergic conditions. Antibodies against the CD23 receptor on certain white blood cells inhibit the production of immune system molecules called immunoglobulin class E, or IgE, which are known to trigger allergic conditions. At the same time, anti-CD23 antibodies do not affect the production of the immunoglobulins (the patient's own antibodies) responsible for granting protective immunity to infectious agents. Thus, PRIMATIZED anti-CD23 antibodies may provide a unique new approach to treating chronic illnesses such as allergic rhinitis and asthma. This effort has resulted in the identification of a PRIMATIZED antibody lead candidate, IDEC-152, which underwent preclinical testing, process development and manufacturing of clinical material during 1999. We filed an IND for IDEC-152 in October 1999 and began a Phase I clinical trial in allergic asthma in February 2000. The Phase I trial with IDEC-152 will evaluate its safety, tolerability and pharmacokinetics.

     Humanized and PRIMATIZED Anti-MIF. Macrophage migration inhibitory factor ("MIF") is the body's natural counter-regulatory cytokine which serves to override the anti-inflammatory activities of natural and administered steroids. Inhibition of MIF may represent a novel approach to the management of a variety of acute and chronic inflammatory diseases, including steroid-resistant rheumatoid arthritis and asthma. In September 1997, we licensed from Cytokine Pharmasciences, Inc., formally known as Cytokine Networks, Inc. ("CPI"), a privately held bio-pharmaceutical company, development rights to CPI's anti-MIF antibody technology. Under the terms of the licensing and development agreement, we became the exclusive licensee of CPI's rights to the anti-MIF antibody technology for therapeutic and diagnostic applications.

STRATEGIC ALLIANCES

     We have entered into strategic partnering arrangements for many of our product development programs. Through these strategic partners, we are funding a significant portion of our product development costs and are capitalizing on the production, development, regulatory, marketing and sales capabilities of our partners. Unless otherwise indicated, the amounts shown below as potential payments include license fees, research and development fees and product development milestone payments. In addition, our strategic partners will pay royalties on product sales, or in the case of Genentech, will in addition share copromotion profits in the United States once products are commercialized. Our entitlement to such payments depends on achieving product development objectives related to development, clinical trials results, regulatory approvals and other factors. These arrangements include:

     Genentech, Inc. In March 1995, we entered into a collaborative agreement with Genentech for the clinical development and commercialization of our anti-CD20 monoclonal antibody, Rituxan, for the treatment of B-cell NHLs. Concurrent with the collaborative agreement, we also entered into an expression technology license agreement with Genentech for a proprietary gene expression technology developed by us and a preferred stock purchase agreement providing for certain equity investments that have been made by Genentech in us. In November 1995, we entered into a joint development, supply and license agreement with Zenyaku and Genentech, pursuant to which Zenyaku received exclusive rights to develop, market and sell Rituxan, and we receive royalties on sales of Rituxan in Japan. In addition, we are copromoting Rituxan with Genentech in the United States. Genentech retained commercialization rights throughout the rest of the world, except in Japan. Genentech has granted Roche exclusive marketing rights outside of the United States, and Roche has elected to market Rituximab under the trade name MabThera. We receive royalties on sales outside the United States. Our collaborative agreement with Genentech provides two independent mechanisms by which either party may purchase or sell its rights in the copromotion territory from or to the other party. Upon the occurrence of certain events that constitute a change of control in us, Genentech may elect to present an offer to us to purchase our copromotion rights. We must then accept Genentech's offer or purchase Genentech's copromotion rights for an amount scaled (using the profit sharing ratio between the parties) to Genentech's offer. Under a second mechanism, after a specified period of commercial sales and (i) upon a certain number of years of declining copromotion profits or (ii) if Genentech files for U.S. regulatory approval on a competitive product during a limited period of time, either party may offer to purchase the other party's copromotion rights. The offeree may either accept the offer price or purchase the offeror's copromotion rights at the offer price scaled to the offeror's share of copromotion profits.

     SmithKline Beecham, p.1.c. In October 1992, we entered into an exclusive, worldwide collaborative research and license agreement with SmithKline Beecham related to the development and commercialization of compounds based on our PRIMATIZED anti-CD4 antibodies. In February 2000, we amended and restated our agreement with SmithKline Beecham which resulted in all anti-CD4 program rights, including IDEC-151, being returned to us. We will receive no further funding from SmithKline Beecham under the restated agreement. As part of the restated agreement, SmithKline Beecham has the option to negotiate commercialization and copromotion rights with us for the first compound based on our PRIMATIZED anti-CD4 antibodies to complete a Phase II study. If we do not commercialize and copromote the compound with SmithKline Beecham, we will pay SmithKline Beecham royalties on sales by us, our affiliates and licensees on any products emerging from the rights returned to us under the restated agreement.

     Eisai Co., Ltd. In December 1995, we entered into a collaborative development agreement and a license agreement with Eisai aimed at the development and commercialization of humanized and PRIMATIZED anti-gp39 antibodies. Under the terms of these agreements, Eisai may provide up to $37.5 million in milestone payments and support for research and development, subject to the attainment of certain product development objectives and satisfaction of other criteria to be agreed upon between the parties, of which $28.9 million has been recognized through December 31, 1999. Eisai will receive exclusive rights in Asia and Europe to develop and market resulting products emerging from the collaboration, with us receiving royalties on eventual product sales by Eisai. At any time, Eisai may terminate the development agreement by giving us 60 days' written notice based on a reasonable determination that the products do not justify continued development or marketing.

     Mitsubishi-Tokyo Pharmaceuticals, Inc. In November 1993, we entered into a three-year collaborative agreement and an ongoing license agreement with Mitsubishi for the development of a PRIMATIZED anti-B7 antibody. Under the terms of the agreement, we may receive payments totaling $12.2 million to fund research of the PRIMATIZED anti-B7 antibody, subject to the attainment of certain product development objectives, of which $9.2 million has been recognized through December 31, 1999. Under the license agreement, we have granted Mitsubishi an exclusive license in Asia to make, use and sell PRIMATIZED anti-B7 antibody products. We will receive royalties on sales by Mitsubishi of the developed products.

     Seikagaku Corporation. In December 1994, we entered into a collaborative development agreement and a license agreement with Seikagaku aimed at the development and commercialization of therapeutic products based on our PRIMATIZED anti-CD23 antibodies. Under the terms of these agreements, Seikagaku may provide up to $26.0 million in milestone payments and support for research and development, subject to the attainment of certain product development objectives, of which $18.0 million has been recognized through December 31, 1999. Under the license agreement, Seikagaku has received exclusive rights in Europe and Asia to all products emerging from the collaboration. We will receive royalties on eventual product sales by Seikagaku. At any time, Seikagaku may terminate the license agreement by giving us 60 days' written notice based on a reasonable determination that the products do not justify continued development or marketing.

     Schering Aktiengesellschaft. In June 1999, we entered into a collaboration and license agreement and a supply agreement with Schering Aktiengesellschaft ("Schering AG") aimed at the development and commercialization of our radioimmunotherapy drug ZEVALIN. Under the terms of the agreement, Schering AG may provide up to $47.5 million in product development milestone payments and support for research and development, subject to the attainment of certain product development objectives, of which $19.0 million has been recognized through December 31, 1999. Schering AG received exclusive marketing and distribution rights to ZEVALIN outside the United States, and we will receive royalties on eventual product sales by Schering AG. Under the terms of a separate supply agreement we are obligated to meet Schering AG's clinical and commercial requirements for ZEVALIN. Schering AG may terminate these agreements for any reason.

MANUFACTURING STRATEGY

     From our inception, we have focused on establishing and maintaining a leadership position in cell culture techniques for antibody manufacturing. Cell culture provides a method for manufacturing of clinical and commercial grade protein products by reproducible techniques at various scales, up to many kilograms of antibody. Our manufacturing facility is based on the suspension culture of mammalian cells in stainless steel vessels. Suspension culture fermentation provides greater flexibility and more rapid production of the large amounts of antibodies required for pivotal trials than the bench-scale systems that we previously utilized. Our manufacturing facility has been approved by the FDA only for the commercial manufacture of Rituxan and currently may not be used for the commercial manufacture of other products. See "Forward-Looking Information and Risk Factors That May Affect Future Results -- Failure to Obtain Product Approvals or Comply with Government Regulations Could Adversely Affect Our Business."

     In September 1999, we transferred all manufacturing activities for bulk Rituxan to Genentech. Since the transfer of bulk Rituxan manufacturing to Genentech, we have begun using our available manufacturing capacity for production of specification-setting lots and potential commercial inventory of the ZEVALIN antibody. We intend to use our remaining manufacturing capacity for production of clinical material and potentially some third-party contract manufacturing. We will manufacture our own commercial requirements of the antibody for ZEVALIN upon the receipt of approval, if any, from the FDA to manufacture and market the antibody. ZEVALIN has multiple components that require successful coordination among several third-party contract manufacturers and suppliers. We have no fill/finish experience or capacity and we do not have manufacturing experience in the field of chelates or radioisotopes and, therefore, we will be dependent on outside contractors and suppliers to meet these needs. We are currently negotiating with commercial contractors to meet our long-term manufacturing demands for the fill/finish of ZEVALIN bulk product. See "Forward-looking Information and Risk Factors That May Affect Future
Results -- We Have Limited Manufacturing Experience and We Rely Heavily on Contract Manufacturers, -- We Rely Heavily on Certain Suppliers, and -- Failure to Obtain Product Approvals or Comply with Government Regulations Could Adversely Affect Our Business."

     We are dependent upon Genentech to meet all long-term manufacturing demands for Rituxan. We are considering the addition of another manufacturing facility to meet our long-term requirements for additional products under development.

     We have made our vector technology platform available for licensing to a small number of other biopharmaceutical and pharmaceutical companies. This technology has been licensed to Genentech, Chugai Pharmaceutical Co., Ltd., Boehringer Ingelheim GmbH ("Boehringer") and Kirin Brewery Co. Ltd. Pharmaceuticals Division ("Kirin").

SALES AND MARKETING STRATEGY

     During 2000, we will continue to depend on the successful marketing and sales of Rituxan for much of our anticipated revenue. Rituxan is marketed and sold in the United States pursuant to a copromotion agreement with Genentech, which currently has a sales and marketing staff of approximately 100 professionals that is also promoting one other new biologic application in oncology. To fulfill our duties under the copromotion agreement, we have a marketing staff and a sales organization of 39 professionals with experience primarily in the oncology therapeutic category, and who are currently dedicated exclusively to the commercialization of Rituxan. We rely heavily on Genentech to supply marketing support services including customer service, order entry, shipping, billing, customer reimbursement assistance, managed-care sales support, medical information and sales training.

     Outside North America, we have adopted a strategy to pursue collaborative arrangements with established pharmaceutical companies for marketing, distribution and sale of our products. See "Forward-looking Information and Risk Factors That May Affect Future Results -- We Have Limited Sales and Marketing Experience, and -- We May be Unable to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third-Party Patents."

PATENTS AND PROPRIETARY TECHNOLOGY

     The biopharmaceutical field is characterized by a large number of patent filings. A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Particularly in the monoclonal antibody and recombinant deoxyribonucleic acid ("DNA") fields, competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or similar to those of ours. Moreover, United States and foreign country patent laws are distinct and the interpretations thereunder unique to each country. Thus, patentability, validity and infringement issues for the same technology or inventions may be resolved differently in different jurisdictions. There can be no assurance that patents do not exist in the United States or in foreign countries or that patents will not be issued that would have an adverse effect on our ability to market our products. Accordingly, we expect that commercializing our products may require licensing and/or cross-licensing of patents with other companies or institutions in the field. There can be no assurance that the licenses, which might be required for our processes or products, would be available on commercially acceptable terms, if at all. The ability to license any such patents and the likelihood of successfully contesting the scope, validity or enforceability of such patents are uncertain and the costs associated therewith may be significant. If we are required to acquire rights to valid and enforceable patents but cannot do so at a reasonable cost, our ability to manufacture or market our products would be materially adversely affected.

     We are the assignee of 26 issued U.S. patents, several patent applications and numerous corresponding foreign patents and patent applications. Certain other patents and/or applications owned by third-parties have been exclusively licensed, as in the case of anti-CD40L core technology licensed from Dartmouth College, or non-exclusively licensed by us. We have filed trademark applications in the United States, Canada and in certain international markets for the trademarks "PRIMATIZED," "PROVAX," "Rituxan," "ZEVALIN" and "IDEC Pharmaceuticals." "PRIMATIZED," "Rituxan" and "IDEC Pharmaceuticals" are registered as trademarks in the United States.

     We have three issued U.S. patents, a similar number of U.S. patent applications and numerous corresponding foreign counterparts directed to anti-CD20 antibody technology, including Rituxan, and the radioimmunoconjugate, ZEVALIN. Our radioimmunoconjugate products include a chelating agent covered by a U.S. patent that is non-exclusively sublicensed to us. We have been granted a patent covering Rituxan by the European Patent Office. Genentech, our collaborative partner for Rituxan, has secured an exclusive license to three U.S. patents and counterpart U.S. and foreign patent applications assigned to Xoma Corporation ("Xoma"), that relate to chimeric antibodies against the CD20 antigen. Genentech has granted to us a non-exclusive sublicense to make, have made, use and sell certain products, including Rituxan, under such patents and patent applications. We, along with Genentech, share the cost of any royalties due to Xoma in the Genentech/IDEC Pharmaceuticals copromotion territory.

     We have also filed for worldwide patent protection on our PRIMATIZED antibody technology. We have received five U.S. patents claiming various aspects of the PRIMATIZED antibody technology. These patents generically cover our PRIMATIZED antibody technology as well as PRIMATIZED antibodies to specific antigen targets.

     PROVAX, our antigen formulation, is the subject of five issued U.S. patents, pending U.S. applications and several pending foreign counterparts. In addition, U.S. and foreign patent applications have been filed on aspects of our proprietary high-yield gene expression technology, including our impaired selectable marker vector technology. At this point, we have been granted three U.S. patents claiming the high-yield gene expression technology in general and methods of making antibodies using such technology. We have also received a U.S. patent directed to homologous recombination vector technology and have foreign counterparts pending.

     Our licensor, Dartmouth University, has received seven patents with claims that relate to our anti-CD40L antibody (IDEC-131) technology. Numerous applications relevant to our anti-CD40L antibody program, which are either licensed from Dartmouth University or assigned to us, are pending in the U.S. Patent and Trademark Office ("PTO") and foreign patent offices.

     We are aware of several third-party patents and patent applications (to the extent they issue as patents) that, if successfully asserted against us, may materially affect our ability to make, use, offer to sell, sell and import our products. See "Forward-looking Information and Risk Factors That May Affect Future Results -- We May be Unable to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third-Party Patents."

     We also rely upon unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect such rights. We require our employees, consultants, outside scientific collaborators and sponsored researchers and other advisers to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third-parties except in specific circumstances. In the case of our employees, the agreement provides that all inventions conceived by such employees shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

REGULATION OF PRODUCTS BY THE FDA

     The testing, manufacturing, labeling, advertising, promotion, export and marketing, among other things, of our product and proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. At the present time we believe that our products will be regulated by the FDA as biologics. Biologics require the submission of a BLA and approval by the FDA prior to being marketed in the United States. Yttrium-90, the radioisotope bound to ZEVALIN will require the submission of an NDA by our isotope supplier. The regulatory approval process for an NDA is similar to the approval process for a BLA. Manufacturers of biologics and drugs may also be subject to state regulation.

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

     In the case of products for severe or life-threatening diseases, the initial human testing is sometimes done in patients rather than in healthy volunteers. Since these patients are already afflicted with the target disease, it is possible that such studies may provide preliminary evidence of efficacy traditionally obtained in Phase II trials. These trials are frequently referred to as "Phase I/II" trials. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of our product candidates. Furthermore, the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

     The results of the preclinical studies and clinical studies, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of a BLA or NDA requesting approval to market the product. Before approving a BLA or NDA, the FDA will inspect the facilities at which the product is manufactured, and will not approve the product unless cGMP compliance is satisfactory. The FDA may deny a BLA or NDA if applicable regulatory criteria are not satisfied, require additional testing or information, and/or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. There can be no assurance that FDA approval of any BLA or NDA submitted by us will be granted on a timely basis, if at all. Also, if regulatory approval of a product is granted, such approval may entail limitations on the indicated uses for which it may be marketed.

     Both before and after approval is obtained, violations of regulatory requirements, including the preclinical and clinical testing process, the BLA or NDA review process, or thereafter (including after approval) may result in various adverse consequences, including the FDA's delay in approving or refusal to approve a product, withdrawal of an approved product from the market, and/or the imposition of criminal penalties against the manufacturer and/or BLA or NDA holder. For example, BLA and NDA holders are required to report certain adverse reactions to the FDA, and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, monies and effort in the area of production and quality control to maintain cGMP compliance. In addition, discovery of problems may result in restrictions on a product, manufacturer or BLA or NDA holder, including withdrawal of the product from the market. Also, new government requirements may be established that could delay or prevent regulatory approval of our products under development.

     We will also be subject to a variety of foreign regulations governing clinical trials and sales of our products. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. At least initially, we intend, to the extent possible, to rely on foreign licensees to obtain regulatory approval for marketing our products in foreign countries.

     Orphan Drug Designation. Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a "rare disease or condition," which generally is a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting a BLA or NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years, except in certain very limited circumstances.

     In 1994, we obtained orphan drug designation for Rituxan and ZEVALIN from the FDA to treat certain B-cell NHLs. In connection with its approval by the FDA, Rituxan has received orphan drug exclusivity in the United States. However, there can be no assurance that ZEVALIN will receive orphan drug exclusivity for the B-cell NHL indication, and it is possible that our competitors could obtain approval, and attendant orphan drug exclusivity, for products similar to ZEVALIN for the B-cell NHL indication, thus precluding us from marketing ZEVALIN for that indication in the United States for some time. In addition, even if we do obtain orphan drug exclusivity for any of our compounds for B-cell NHL, there can be no assurance that competitors will not receive approval of other different drugs or biologics for B-cell NHLs. Although obtaining FDA approval to market a product with orphan drug exclusivity can be advantageous, there can be no assurance that the scope of protection or the level of marketing exclusivity that is currently afforded by orphan drug designation will remain in effect in the future.

                  FORWARD-LOOKING INFORMATION AND RISK FACTORS
                         THAT MAY AFFECT FUTURE RESULTS

     This Form 10-K contains forward-looking statements based on our current expectations. You should be aware that such statements are projections or estimates as to future events, and actual results may differ materially.

     In addition to the other information in this Form 10-K, you should carefully consider the following risk factors which could affect our actual future results and have a material and adverse effect on our business, financial condition and results of operations. The risks and uncertainties described below are not the only ones facing us, and additional risks and uncertainties may also impair our business operations.

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

     - the effectiveness of our and Genentech's sales and marketing efforts in the United States and the effectiveness of Roche's sales and marketing efforts outside the United States;

     - unfavorable publicity concerning Rituxan or comparable drugs;

     - its price relative to other drugs or competing treatments;

     - the availability of third-party reimbursement; and

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

     - the amount and timing of sales orders of Rituxan by Genentech for customers in the United States and by Roche for customers outside the United States;

     - rate and success of product approvals;

     - timing of FDA approval, if any, of competitive products and the rate of market penetration of competing products;

     - collaboration obligations and copromotion payments we make or receive;

     - foreign currency exchange rates; and

     - overall economic conditions.

     Our operating results during any one quarter do not necessarily suggest those of future quarters. These results fluctuate periodically because our revenues are driven by certain events such as achievement of product development milestone events and the applicable profit-sharing allocation between us and Genentech, based upon our copromotion arrangement.

VOLATILITY OF OUR STOCK PRICE

     The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the market price of our common stock fluctuated between $19 13/16 per share and $151 5/8 per share during the twelve months ended January 31, 2000. The market price of our common stock will likely continue to fluctuate due to a variety of factors, including:

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

     - economic and other external factors, disaster or crisis;

     - hedge and/or arbitrage activities by holders of our 20-year zero coupon subordinated convertible notes ("Notes");

     - period-to-period fluctuations in our financial results;

     - market trends relating to or affecting stock prices throughout our industry, whether or not related to results or news regarding us or our competitors.

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

     Our inability to enroll patients on a timely basis could result in increased expenses and product development delays, which could have a material adverse effect on our business, results of operations and financial condition. Even if a trial is fully enrolled, significant uncertainties remain as to whether it will prove successful. For example, in July 1999 we announced that we terminated our development of 9-AC following a Phase II clinical trial. We concluded that 9-AC would not yield the desired benefit to solid-tumor cancer patients.

     In addition, the length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly and may be difficult to predict. Failure to comply with extensive FDA regulations may result in delay, suspension or cancellation of a trial and/or the FDA's refusal to accept test results. The FDA may also suspend our clinical trials at any time if it concludes that the participants are being exposed to unacceptable risks. Consequently, we cannot ensure that Phase I, Phase II, Phase III or Phase IV (post-marketing) testing will be completed timely or successfully, if at all, with respect to any of our potential or existing products. Furthermore, success in preclinical and early clinical trials does not ensure that later phase or large scale trials will be successful. We cannot be certain that patients enrolled in our clinical trials will respond to our products, that any product will be safe and effective or that data derived from the trials will be suitable for submission to the FDA or satisfactorily support a BLA or NDA.

WE MAY BE UNABLE TO DEVELOP AND COMMERCIALIZE NEW PRODUCTS

     Our future results of operations will depend to a large extent upon our ability to successfully commercialize new products in a timely manner. As a result, we must continue to develop, test and manufacture new products and then must meet regulatory standards and obtain regulatory approvals. Our products currently in development may not receive the regulatory approvals necessary for marketing in a timely manner, if at all. Additionally, the development and commercialization process is time-consuming and costly, and we cannot be certain that any of our products, if and when developed and approved, will be successfully commercialized. Delays or unanticipated costs in any part of the process or our inability to obtain regulatory approval for our products or to maintain manufacturing facilities in compliance with all applicable regulatory requirements could adversely affect our results of operations.

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND RELY HEAVILY ON CONTRACT MANUFACTURERS

     We rely heavily upon third-party manufacturers to manufacture significant portions of our products and product candidates. Our manufacturing capacity is limited. Our manufacturing experience to date has been limited to the production of preclinical and clinical quantities of product candidates and to approximately three years of commercial production of bulk Rituxan. We have no fill/finish experience or capacity and we do not have experience manufacturing in the field of chelates or radioisotopes and therefore, we rely entirely upon third parties for the manufacture of these products and components. Consequently, we cannot ensure that either our manufacturing facilities or our ability to sustain ongoing production of our products will be able to meet our expectations. Nor can we be certain that we will be able to enter into satisfactory agreements with third-party manufacturers. Our failure to enter into agreements with such manufacturers on reasonable terms, if at all, or poor manufacturing performance on our part or that of our third-party manufacturers could have a material and adverse effect on our business, financial condition and results of operations.

     In September 1999 we transferred all manufacturing of bulk Rituxan to Genentech. We rely upon Genentech for all Rituxan manufacturing to meet worldwide requirements. We cannot ensure that Genentech will manufacture and fill/finish Rituxan in sufficient quantities and on a timely and cost-effective basis or that Genentech will obtain and maintain all required manufacturing approvals. Genentech's failure to manufacture and fill/finish Rituxan or obtain and maintain required manufacturing approvals could materially and adversely affect our business, results of operations and financial condition.

     Since the completion in September 1999 of our obligation to manufacture bulk Rituxan, we have commenced conversion of our manufacturing facility to a multi-product facility, where we will initially manufacture ZEVALIN and other clinical antibodies. We cannot be certain that this conversion will be successful or that our manufacturing performance will meet our expectations. We cannot be certain that we will receive all necessary regulatory approvals, or, even if our conversion is successful and such approvals are received, that the conversion will be completed within our budgeted time and expense estimations. Our failure to successfully convert the manufacturing facility in a timely manner could have an adverse effect on our product development efforts, our ability to timely file our product license applications and our ability to timely produce commercial supplies of the ZEVALIN antibody, if approved, and could cause us to incur significant unabsorbed overhead costs. To the extent we cannot produce our own biologics, we will need to rely on third-party manufacturers, of which there are only a limited number capable of manufacturing biologics as contract suppliers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers.

     ZEVALIN (ibritumomab tiuxetan, formally IDEC-Y2B8) has multiple components that require successful coordination among several third-party contract manufacturers and suppliers. We are currently negotiating with commercial contractors to meet our long-term manufacturing demands for fill/finish of ZEVALIN bulk product. We cannot be certain that we will reach agreement on reasonable terms, if at all, with our contract manufacturers or that the integration of our contract manufacturers and suppliers can be successfully coordinated.

WE RELY HEAVILY ON CERTAIN SUPPLIERS

     Some materials used in our products and potential products, including Rituxan and ZEVALIN, are currently available only from sole or limited number of suppliers. In addition, the suppliers of some materials for our products must be approved by the FDA and/or by other governmental agencies. For example, we recently identified a new commercial supplier of the radioisotope used with our ZEVALIN product. Prior to the commercialization of ZEVALIN, the supplier will be required to obtain NDA approval. Although we have initiated a program for identifying alternative suppliers for certain materials, any interruption or delay in our supply of materials, or delays in obtaining applicable governmental approvals or any loss of a sole source supplier, including any interruption or loss related to the supply or supplier of our radioisotope for ZEVALIN, could have a material adverse effect on our business, financial condition and results of operations.

OUR INDUSTRY IS INTENSELY COMPETITIVE

     The biotechnology industry is intensely competitive and we cannot be certain that we will be able to produce or acquire rights to new products with commercial potential. We compete with biotechnology and pharmaceutical companies that have been established longer than we have, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also compete in the development of technologies and processes and in acquiring personnel and technology from academic institutions, government agencies, and other private and public research organizations. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours. We are aware that a competitor is preparing to file a BLA for a radiolabeled murine antibody product for the treatment of non-Hodgkin's lymphomas, which may compete with Rituxan and ZEVALIN, if approved. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphomas in development.

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

WE MAY BE UNABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS OR SECURE RIGHTS TO THIRD-PARTY PATENTS

     Our ability and the abilities of our partners to obtain and maintain patent and other protection for our products will affect our success. We are assigned or have rights to or have exclusive access to a number of U.S. and foreign patents, patents pending and patent applications. However, we cannot be certain that such patent applications will be approved, or that any of our patent rights will be upheld in a court of law if challenged. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. We cannot be certain that our patent rights will provide competitive advantages for our products or will not be challenged, infringed upon or circumvented by our competitors.

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

     In September 1999, an interference to determine priority of inventorship was declared in the United States Patent and Trademark Office between Dartmouth University's patent application (which patent application has been exclusively licensed to us) and Columbia University's patent (which patent we believe has been exclusively licensed to Biogen) relating to anti-CD40L antibodies. We are aware that oppositions have been filed to a granted Japanese Immunex patent relating to anti-CD40L antibodies. We are also aware that oppositions have been filed in the European Patent Office to granted European applications that have been licensed to us. Each of these applications contain claims relating to the use of anti-CD40L antibodies as a therapeutic. Also, we are aware of an opposition that was recently filed to a granted European patent application which names us as the applicant and which relates to PROVAX and therapeutic use thereof. If the outcome of the interference or any of the oppositions is adverse, in whole or in part, it could result in the scope of some or all of the granted claims being limited, some or all of the granted claims being lost, and/or the granted patent application(s) not proceeding to a patent.

     We are aware of several third-party patents and patent applications (to the extent they issue as patents) that, if successfully asserted against us, may materially affect our ability to make, use, offer to sell, sell and import our products. These third-party patents and, patent applications may include, without limitation:

     - three U.S. patents assigned to Glaxo Wellcome and foreign counterparts relating to therapeutic uses of CHO-glycosylated antibodies;

     - two U.S. patents assigned to Glaxo Wellcome and foreign counterparts relating to chelator-stabilized antibody preparations;

     - two U.S. patents assigned to Glaxo Wellcome and foreign counterparts thereof directed to methods of growing CHO cells in media that is free from components obtained directly from an animal source;

     - a U.S. patent assigned to Coulter Pharmaceutical, Inc. and the Regents of the University of Michigan that relates to compositions comprising radiolabeled antibodies directed to CD20 antigen which are administered at nonmyelosuppressive doses;

     - U.S. patent and patent applications and foreign counterparts filed by Bristol-Myers Company that relate to ligands to a B7 antigen;

     - a U.S. patent assigned to Columbia University and a Japanese patent assigned to Immunex, which we believe have been exclusively licensed to Biogen, related to monoclonal antibodies to the 5C8 antigen found on T cells. We believe the 5C8 antigen is associated with CD40L, the target for our anti-CD40L antibodies expressed on the surface of activated T cells; and

     - a number of issued U.S. and foreign patents that relate to various aspects of radioimmunotherapy of cancer and to methods of treating patients with anti-CD4 antibodies.

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

     We are aware that on May 28, 1999, Glaxo Wellcome filed a patent infringement lawsuit against Genentech in the U.S. District Court in Delaware. According to Genentech's Form 10-K for the year ended December 31, 1999, that suit asserts that Genentech infringes four U.S. patents owned by Glaxo Wellcome. Two of the patents relate to the use of specific kinds of monoclonal antibodies for the treatment of human disease, including cancer. The other two patents asserted against Genentech relate to preparations of specific kinds of monoclonal antibodies which are made more stable and the methods by which such preparations are made. Genentech believes that the suit relates to the manufacture, use and sale of Rituxan and their product Herceptin. The judge has scheduled the trial of this suit to begin January 29, 2001. On or about January 10, 2000 Glaxo Wellcome filed a request with the court to add additional patent infringement claims to the suit under Glaxo Wellcome's U.S. Patent No. 5,633,162. Genentech has opposed that request. Based upon the nature of the claims made and the information available to Genentech, Genentech reports that it believes that the outcome of this action is not likely to have a material adverse effect on their financial position, results of operations or cash flows, but that if an unfavorable ruling were to occur in any quarterly period, there exists the possibility of a material impact on Genentech's net income of that period. If the suit relates to the manufacture, use and sale of Rituxan, and depending on the suit's outcome, there exists the possibility of a material impact on our corresponding period copromotion profit related to Rituxan and a material adverse effect on our business, financial condition and results of operations.

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

FAILURE TO OBTAIN PRODUCT APPROVALS OR COMPLY WITH GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS

     As pharmaceutical manufacturers, we as well as our partners, contract manufacturers and suppliers are subject to extensive, complex, costly and evolving governmental rules, regulations and restrictions administered by the FDA, by other federal and state agencies, and by governmental authorities in other countries. In the United States, our products cannot be marketed until after they are approved by the FDA. Obtaining an FDA approval involves the submission, among other information, of the results of preclinical and clinical studies on the product, and requires substantial time, effort and financial resources. Rituxan is our only product that has received FDA approval, and we cannot be certain that ZEVALIN or any of our product candidates will be approved either in the United States or in other countries in a timely fashion, if at all. Both before and after approval, we, as well as our partners, contract manufacturers and suppliers, are subject to numerous FDA requirements covering, among other things, research and development, testing, manufacturing, quality control, labeling and promotion of drugs, and to government inspection at all times. Among the conditions for NDA or BLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with Good Manufacturing Practices, or GMP. Before approval of a NDA or BLA, the FDA will perform a prelicensing inspection of the facility to determine its compliance with GMP and other rules and regulations. After the establishment is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by the FDA. Failure to meet or comply with any rules, regulations or restrictions of the FDA or other agencies could result in fines, unanticipated expenditures, product delays, non-approval or recall, interruption of production and even criminal prosecution. Although we have instituted internal compliance programs and continue to address compliance issues raised from time-to-time by the FDA, we cannot be certain that we will meet regulatory agency standards or that any lack of compliance will not have a material adverse effect on our business, financial condition or results of operations.

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

THE ZERO COUPON SUBORDINATED CONVERTIBLE NOTES LEVERAGE US CONSIDERABLY

     As a result of issuing the Notes in February 1999, we raised approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million, by incurring indebtedness of $345.0 million at maturity in 2019. As a result of this indebtedness, our principal and interest obligations increased substantially. The degree to which we are leveraged could materially adversely affect our ability to obtain future financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. The holders of the Notes may require us to purchase the Notes on February 16, 2004, 2009, 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase. We have the option to repay the Notes plus accrued original issue discount in cash, our common stock or a combination thereof. We have the right to redeem the Notes on or after February 16, 2004.

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

WE HAVE ADOPTED SEVERAL ANTITAKEOVER MEASURES AND THE ZERO COUPON SUBORDINATED CONVERTIBLE NOTES MAY HAVE FURTHER ANTITAKEOVER EFFECT

     We have taken a number of actions that could have the effect of discouraging a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example, we reincorporated into Delaware, which subjects us to Section 203 of the Delaware General Corporation Law, providing that we may not enter into a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in the code section. In addition, we have adopted a Stockholder Rights Plan that would cause substantial dilution to a person who attempts to acquire us on terms not approved by our Board of Directors. In addition, our Board of Directors has the authority to issue, without vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares. Any such preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock. The Board of Directors has no present intention of issuing any additional shares of preferred stock (217,514 shares of non-voting convertible preferred stock convertible into 2,781,586 shares of common stock, were outstanding as of December 31, 1999), but reserves the right to do so in the future. In addition, our copromotion arrangement with Genentech provides Genentech with the option to buy the rights to Rituxan in the event that we undergo a change of control, which may limit our attractiveness to potential acquirors.

     We are required by the terms of the Notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any Note at the option of its holder and at a price equal to the issue price plus accrued original issue discount to the date of repurchase. This feature of the Notes may have an antitakeover effect.

FAILURE TO ADEQUATELY ADDRESS THE YEAR 2000 ISSUE COULD ADVERSELY AFFECT OUR BUSINESS.

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

     We have an ongoing Year 2000 Program and have appointed a Year 2000 Program Manager and a Year 2000 Task Force. We have completed an inventory and review of information technology based system hardware, operating systems (including manufacturing and laboratory control systems) and application software in order to identify potential Year 2000 problems and we have completed implementing planned upgrades and testing our systems. We have corrected identified noncompliant items. As of March 30, 2000, we have not experienced any significant Year 2000 related problems.

     We rely upon Genentech to provide for all Year 2000-related reviews, upgrades and contingency plans relating to the manufacture, distribution and sale of Rituxan. Genentech, reported in its Annual Report on Form 10-K for its year-ended December 31, 1999 that they have not experienced any significant Year 2000 related problems.

     The financial impact of future Year 2000 remediation activities that become necessary, if any, cannot be precisely known at this time, but it is not expected to be material.

RESEARCH AND DEVELOPMENT

     Our research and development group at January 31, 2000, totals 162 employees, of whom 36 have Ph.D. or M.D. degrees. Research and development expenses were $43.3 million, $31.5 million and $32.4 million in 1999, 1998 and 1997, respectively, of which approximately 75%, 53% and 63%, respectively, was sponsored by us and the remainder of which was funded pursuant to product development collaborations arrangements. See "-- Strategic Alliances."

OUR EMPLOYEES

     As of January 31, 2000, we employed 407 persons of which 128 employees were in manufacturing. In addition, we retained approximately 114 independent contractors. None of our employees are represented by a labor union or bound by a collective bargaining agreement. Management believes that its overall relations with its employees are good.

ITEM 2. PROPERTIES.

     We currently lease approximately 203,000 square feet of administrative, laboratory, manufacturing and warehouse space at four locations in San Diego, California. Our primary research facilities and manufacturing plant are located at 11011 Torreyana Road in San Diego, California. This facility is leased pursuant to a 15-year operating lease that commenced in 1993. We have the option to extend the term of this lease for two consecutive periods of five years each. In August 1996, we entered into a 7-year operating lease for additional administrative and warehouse space at 3030 Callan Road in San Diego, California which was amended in October 1999 to include adjacent space for our primary principal executive offices now located at 3030 Callan Road in San Diego, California, and to extend the term from 7 years to 13 years and 8 months. We have the option to extend the term of this lease for two consecutive periods of five years each. In June 1999 we entered into a 10-year operating lease for an additional research and development facility that is expected to commence in July 2000. We have the option to extend the term of this lease for two consecutive periods of five years each.

ITEM 3. LEGAL PROCEEDINGS.

     (a) We are not a party to any material legal proceedings.

     (b) No material legal proceedings were terminated in the fourth quarter of 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On December 1, 1999, we held a Special Meeting of Stockholders to vote upon a proposed amendment and restatement of our Amended and Restated Certificate of Incorporation to increase the number of shares of authorized common stock from 50,000,000 shares to 200,000,000 shares, to halve the par value of the common stock from $0.001 per share to $0.0005 per share and to effect a two-for-one split of our common stock. This proposal received 15,493,754 affirmative votes (for the amendment), 2,511,452 negative votes (against the amendment) and 15,496 votes abstained. The proposal did not receive any broker nonvotes.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a) Market Information

     Our common stock trades on The Nasdaq Stock Market under the symbol "IDPH." The following table sets forth the high and low sales price for our common stock as reported by The Nasdaq Stock Market for the years ended December 31, 1999 and 1998.

                                                                COMMON STOCK
                                                                    PRICE
                                                              -----------------
                                                              HIGH          LOW
                                                              ----          ---
Year ended December 31, 1999
First Quarter...............................................  $27 9/16      $19 13/16
Second Quarter..............................................   39 5/8        21 1/4
Third Quarter...............................................   72 3/4        37
Fourth Quarter..............................................  105            42 3/4
Year ended December 31, 1998
First Quarter...............................................  $23 11/16     $16 3/8
Second Quarter..............................................   22 3/4        11 5/16
Third Quarter...............................................   14 15/16       8 5/8
Fourth Quarter..............................................   24 3/32        9 1/8

     (b) Holders

     As of January 31, 2000 there were approximately 335 stockholders of record of our common stock.

     (c) Dividends

     We have not paid cash dividends since our inception. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future.

     (d) Recent sales of unregistered securities. None

ITEM 6. SELECTED FINANCIAL DATA.

     The following tables set forth certain financial data with respect to our corporation. The selected financial data should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

                                                             YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                  1999      1998       1997      1996       1995
                                                --------   -------   --------   -------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Revenues from unconsolidated joint
     business.................................  $ 93,197   $53,813   $  9,266   $    --   $     --
  Contract revenues...........................    10,806    14,846     11,840    15,759     12,136
  License fees................................    14,000    18,300     23,500    14,250     11,500
                                                --------   -------   --------   -------   --------
                                                 118,003    86,959     44,606    30,009     23,636
                                                --------   -------   --------   -------   --------
Operating costs and expenses:
  Manufacturing costs.........................    14,277    19,602     18,875        --         --
  Research and development....................    42,831    31,485     32,407    28,147     22,488
  Selling, general and administrative.........    19,478    16,968     11,320     7,298      6,112
  Acquired technology rights..................        --        --         --        --     11,437
                                                --------   -------   --------   -------   --------
                                                  76,586    68,055     62,602    35,445     40,037
                                                --------   -------   --------   -------   --------
Income (loss) from operations.................    41,417    18,904    (17,996)   (5,436)   (16,401)
                                                --------   -------   --------   -------   --------
Interest income (expense), net................     4,189     2,996      2,572       481       (891)
                                                --------   -------   --------   -------   --------
Income (loss) before taxes....................    45,606    21,900    (15,424)   (4,955)   (17,292)
Income tax provision..........................    (2,449)     (422)      (114)       --         --
                                                --------   -------   --------   -------   --------
Net income (loss).............................    43,157    21,478    (15,538)   (4,955)   (17,292)
Convertible preferred stock dividends.........        --        --         --      (696)        --
                                                --------   -------   --------   -------   --------
Net income (loss) applicable to common
  stock.......................................  $ 43,157   $21,478   $(15,538)  $(5,651)  $(17,292)
                                                --------   -------   --------   -------   --------
Earnings (loss) per share(1):
  Basic.......................................  $   1.04   $  0.54   $  (0.41)  $ (0.17)  $  (0.59)
  Diluted.....................................  $   0.86   $  0.46   $  (0.41)  $ (0.17)  $  (0.59)
Shares used in calculation of earnings (loss)
  per share:
  Basic.......................................    41,382    39,676     37,478    33,146     29,300
  Diluted.....................................    50,429    46,754     37,478    33,146     29,300

---------------
(1) Earnings (loss) per share for years ended December 31, 1998, 1997, 1996 and 1995 have been restated to reflect a two-for-one stock split effected in December 1999.

                                                                  DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS DATA:
Cash, cash equivalents and securities
  available-for-sale........................  $246,286   $ 73,502   $ 69,657   $ 78,727   $ 24,760
Total assets................................   307,074    125,273    106,013    113,029     47,626
Notes payable, less current portion.........   122,910      2,095      3,886      5,015      6,598
Accumulated deficit.........................   (34,718)   (77,875)   (99,353)   (83,815)   (78,860)
Total stockholders' equity..................  $159,978   $106,428   $ 80,679   $ 92,614   $ 31,169

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

OVERVIEW

     We are primarily engaged in the commercialization, research and development of targeted therapies for the treatment of cancer and autoimmune diseases. In November 1997, we received approval from the FDA to market our first product, Rituxan, in the United States, and in June 1998, Roche, our European marketing partner was granted marketing authorization for Rituximab in all European Union countries. In September 1999, Zenyaku filed a BLA for Rituxan with the Tokyo Government and the Ministry of Health and Welfare. Rituxan is the trade name in the United States and Japan for the compound Rituximab. Outside the United States and Japan, Rituximab is marketed as MabThera (Rituximab, Rituxan and MabThera are collectively referred to as Rituxan, except where otherwise indicated). Rituxan is being copromoted in the United States under a joint business arrangement with Genentech, where we received a share of the pretax copromotion profits. Under the joint business arrangement we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes conducting supportive research on Rituxan and post approval clinical studies and obtaining potential approval of Rituxan for additional indications. Genentech provides support functions for the commercialization of Rituxan in the United States including marketing, customer service, order entry, distribution, shipping and billing and, as of September 1999, Genentech is responsible for all manufacturing responsibilities for Rituxan. Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan where Zenyaku will be responsible for product development, marketing and sales. We receive royalties on Rituxan sales outside the United States.

     Our revenues include revenues from unconsolidated joint business, contract revenues and license fees. Until the commercialization of Rituxan, a substantial portion of our revenues had been derived from contract revenues and license fees. However, since the commercialization of Rituxan in November 1997, our revenues have depended primarily upon the sale of Rituxan.

     Revenues from unconsolidated joint business consist of our share of the pretax copromotion profits generated from our joint business arrangement with Genentech, revenue from bulk Rituxan sales to Genentech, reimbursement from Genentech of our sales force and development expenses and royalty income from Roche on sales of Rituximab outside the United States. Revenue from bulk Rituxan sales is recognized when bulk Rituxan is accepted by Genentech. We record our royalty income from Roche with a one-quarter lag. Under the joint business arrangement, all U.S. sales of Rituxan and associated costs and expenses are recognized by Genentech, and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the joint business arrangement are derived by taking U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profit at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets to the lower tier on an annual basis, at the beginning of each year. We began recording our profit share at the upper tier during the second quarter of 1999 as compared to the third quarter in 1998.

     Contract revenues include nonrefundable research and development funding under collaborative agreements with our strategic partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to our collaborative development programs for certain of our products and is recognized at the time research and development activities are performed under the terms of the collaborative agreements.

     License fees include nonrefundable fees from product development milestone payments, the sale of license rights to our proprietary gene expression technology and nonrefundable fees from the sale of product rights under collaborative development and license agreements with our strategic partners. Included in license fees are nonrefundable product development milestone payments which are recognized upon the achievement of product development milestone objectives as stipulated in agreements with our strategic partners. Product development milestone objectives vary in each of our agreements. The achievement of product development milestone objectives that may lead to the recognition of license fees may include, but are not limited to: the achievement of preclinical research and development objectives; the initiation of various phases of clinical trials; the filing of an IND, BLA or NDA; the filing of drug license applications in foreign territories; and obtaining United States and/or foreign regulatory product approvals.

     Contract revenues and license fees may vary from period to period and are in part dependent upon achievement of certain research and development objectives or the consummation of new corporate alliances. The magnitude and timing of contract revenues and license fees may influence our achievement and level of profitability.

     The cost of bulk Rituxan sold to Genentech is recorded as manufacturing costs in our consolidated statements of operations. Under our agreement with Genentech, the sales price of bulk Rituxan sold to Genentech is capped at a price that is less than our cost to manufacture bulk Rituxan. In September 1999 we transferred all manufacturing responsibilities for bulk Rituxan to Genentech. Since the transfer of bulk Rituxan manufacturing to Genentech in September 1999, we have begun using our remaining manufacturing capacity for production of specification-setting lots and potential commercial inventory of the ZEVALIN antibody, and anticipate using our available manufacturing capacity for production of clinical material and potentially some third-party contract manufacturing.

     We have incurred increasing annual operating expenses and, with the commercialization of Rituxan and preparation for potential commercialization of ZEVALIN, we expect such trends to continue. Since our inception in 1985, through 1998, we incurred annual operating losses. Our ongoing profitability will be dependent upon the continued commercial success of Rituxan, product development, revenues from the achievement of product development objectives and licensing transactions. As of December 31, 1999, we had an accumulated deficit of $34.7 million.

RESULTS OF OPERATIONS

     Revenues from Unconsolidated Joint Business: Revenues from unconsolidated joint business in 1999 totaled $93.2 million compared to $53.8 million in 1998 and $9.3 million in 1997. Revenues from unconsolidated joint business in 1999 and 1998 reflect full year financial results from the commercialization of Rituxan through our collaboration with Genentech. Included in these revenues is our share of the pretax copromotion profits generated from our joint business arrangement with Genentech, revenue from bulk Rituxan sales to Genentech, reimbursement from Genentech of our sales force and development expenses and royalty income from Roche on sales of Rituximab outside the United States. Revenues from unconsolidated joint business for the years ended December 31, 1999, 1998 and 1997, consist of the following (table in thousands):

                                                             1999      1998      1997
                                                            -------   -------   -------
Copromotion profit (loss).................................  $67,595   $30,579   $(4,350)
Bulk Rituxan sales........................................   12,776    15,043    10,631
Reimbursement of selling and development expenses.........    8,273     6,949     2,985
Royalty income on sales of Rituximab outside the U.S......    4,553     1,242        --
                                                            -------   -------   -------
                                                            $93,197   $53,813   $ 9,266
                                                            -------   -------   -------

     We expect decreased revenues from bulk Rituxan sales to Genentech in subsequent periods due to the transfer of all manufacturing responsibilities for bulk Rituxan to Genentech, as discussed above, and as the final lots of bulk Rituxan manufactured by us during the third quarter of 1999 are accepted by Genentech. The sale of bulk Rituxan for the year ended December 31, 1999 resulted in $12.8 million of revenues, which offset a majority of manufacturing costs in 1999. Going forward, our decision to transfer all manufacturing responsibilities to Genentech will result in the loss of revenues to offset our manufacturing costs. The loss of bulk Rituxan revenues may be offset by the potential financial and development timeline benefits of manufacturing ZEVALIN and other clinical antibodies in our manufacturing facility. Under our agreement with Genentech, our pretax copromotion profit-sharing formula has two tiers. We will earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed copromotion profit level is met. The profit-sharing formula resets to the lower tier on an annual basis, at the beginning of each year. We began recording our annual copromotion profits using the upper tier in the second quarter of 1999 as compared to the third quarter in 1998. Revenues from unconsolidated joint business in 1997 consist of bulk Rituxan sales to Genentech and reimbursement from Genentech for our Rituxan sales force and development expenses, offset by our share of the joint business operating loss. During 1997, the joint business recorded an operating loss due to significant shared expenses related to the product launch of Rituxan in the United Sates in December 1997.

     Rituxan net sales to third-party customers in the United States by Genentech in 1999 amounted to $262.7 million compared to $152.1 million in 1998. This increase was primarily due to increased market penetration in treatments of B-cell non-Hodgkin's lymphoma and a six percent increase in the wholesale price of Rituxan which was effected on October 5, 1998.

     In addition to U.S. sales of Rituxan, Genentech recorded in 1999 and 1998 $16.7 million and $10.5 million, respectively, of ex-U.S. sales of Rituximab that were shipped to its partner Roche. Our royalty revenue on sales of Rituximab outside the U.S. is based on Roche's end-user sales and is recorded with a one-quarter lag. In 1999 we recognized $4.6 million in royalties from Roche's end-users sales compared to $1.2 million in 1998.

     Contract Revenues: Contract revenues totaled $10.8 million in 1999 compared to $14.8 million in 1998 and $11.8 million in 1997. The decrease in contract revenues in 1999 resulted primarily from decreased funding under collaborative agreements with Eisai, Seikagaku and SmithKline Beecham, offset by increased funding under a collaboration and license agreement with Schering AG. The increase in contract revenues in 1998 resulted primarily from increased funding under collaborative agreements with Eisai that was offset in part by decreased research and development funding from Genentech and Seikagaku.

     License Fees: License fees totaled $14.0 million in 1999 compared to $18.3 million in 1998 and $23.5 million in 1997. License fees in 1999 consist primarily of a $13.0 million up-front licensing fee from Shering AG for the development and commercialization of ZEVALIN outside the United States. License fees in 1998 consisted of a $10.0 million product development milestone payment from Genentech for European approval of Rituxan, a $6.3 million license fee from Kirin for the license of our proprietary gene expression technology and a product development milestone payment for the IND allowance of IDEC-114, an investigational PRIMATIZED anti-B7 monoclonal antibody for the treatment of psoriasis, under our collaboration with Mitsubishi. License fees in 1997 are primarily due to a $15.0 million product development milestone payment received from Genentech upon FDA approval of Rituxan and a $5.0 million license fee from Boehringer for the license of our proprietary gene expression technology. We continue to pursue other collaborative and license arrangements, however, no assurance can be given that any such arrangements will be realized.

     Manufacturing Costs: Manufacturing costs totaled $14.3 million in 1999 compared to $19.6 million in 1998 and $18.9 million in 1997. Manufacturing costs for 1999, 1998 and 1997 relate to production of bulk Rituxan sold to Genentech. Manufacturing costs are recognized when Genentech accepts bulk Rituxan inventory. The decrease in manufacturing costs for 1999 is due to the completion in September 1999 of our obligation to manufacture bulk Rituxan under our agreement with Genentech. In September 1999 we transferred all manufacturing responsibilities for bulk Rituxan to Genentech which will result in decreased manufacturing costs in subsequent periods as the final lots of bulk Rituxan manufactured by us during the third quarter of 1999 are accepted by Genentech. Since the transfer of bulk Rituxan to Genentech, certain of our manufacturing efforts have been associated with clinical development and such manufacturing expenses will now be recorded as research and development expenses. Manufacturing costs in 1997 includes costs of approximately $2.0 million incurred for the start-up of our manufacturing facility.

     Research and Development: Research and development expenses totaled $42.8 million in 1999 compared to $31.5 million in 1998 and $32.4 million in 1997. The increase in research and development expense in 1999 is primarily due to increased personnel expenses and ZEVALIN-related clinical trials, process development and manufacturing scale-up expenses, offset in part by decreased contract manufacturing by third-parties and other outside service expenses. The decrease in research and development expenses in 1998 is due to a $3.0 million up-front licensing fee to Pharmacia & Upjohn for exclusive rights to 9-AC in 1997 partially offset by higher personnel and clinical trial expenses incurred during 1998. We expect to continue incurring substantial additional research and development expenses in the future, due to completion of our primary development program for ZEVALIN and preparation of our ZEVELIN BLA package; the expansion or addition of research and development programs; technology in-licensing; regulatory-related expenses; preclinical and clinical testing of our various products under development; and production scale-up and manufacturing of products used in clinical trials.

     Selling, General and Administrative: Selling, general and administrative expenses totaled $19.5 million in 1999 compared to $17.0 million in 1998 and $11.3 million in 1997. Selling, general and administrative expenses increased in 1999 and 1998 due to increased sales and marketing expenses resulting from the commercialization of Rituxan. Selling, general and administrative expenses are expected to increase in the foreseeable future to support sales and administration, our preparation for the potential commercialization of ZEVALIN, expanded manufacturing capacity, expanded clinical trials, research and development and the potential expansion of our sales and marketing organization.

     Interest Income/Expense: Interest income totaled $10.2 million in 1999 compared to $3.6 million in 1998 and $3.5 million in 1997. The increase in interest income in 1999 is primarily due to higher average balances in cash, cash equivalents and securities available-for-sale resulting from the completion of a Notes offering in February 1999, see "Liquidity and Capital Resources," cash provided by operations and cash provided from the issuance of common stock issued under employee stock option and purchase plans.

     Interest expense totaled $6.1 million in 1999 compared to $0.6 million in 1998 and $0.9 million in 1997. The increase in interest expense in 1999 is primarily due to noncash interest charges relating to the Notes offering in February 1999. The decrease in interest expense in 1998 is due to the repayment of notes payable. Interest expense is expected to increase in the future due to interest charges from the Notes.

     Income Tax Provision: Our effective tax rate in 1999 was approximately five percent compared to two percent in 1998. Our effective tax rate for 1999 resulted from the utilization of net operating loss carryforwards and our effective tax rate for 1998 was the result of an alternative minimum tax system that only allows the utilization of net operating loss carryforwards to offset 90% of taxable income. At December 31, 1999, we had a valuation allowance equal to our deferred tax assets of $57.5 million since we have not established a pattern of profitable operations for income tax reporting purposes. Our net operating loss carryforwards available to offset future taxable income at December 31, 1999 were approximately $87.0 million for federal income tax purposes and begin to expire in 2006. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership in us of more than fifty percent in prior years. However, we anticipate this annual limitation to only result in a slight deferral in the utilization of our net operating loss carryforwards and tax credits. The income tax provision for the year ended December 31, 1997 consisted of state franchise tax.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operating and capital expenditures since inception principally through the sale of equity securities, commercialization of Rituxan, license fees, contract revenues, lease financing transactions, debt and interest income. We expect to finance our current and planned operating requirements principally through cash on hand, funds from our joint business arrangement with Genentech and with funds from existing collaborative agreements and contracts which we believe will be sufficient to meet our near-term operating requirements. Existing collaborative research agreements and contracts, however, could be canceled by the contracting parties. In addition, we may, from time to time seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. There can be no assurance that additional funds will be obtained through these sources on acceptable terms, if at all. Should we not enter into any such arrangements, we anticipate our cash, cash equivalents and securities available-for-sale, together with the existing agreements and contracts and cash generated from our joint business arrangement with Genentech, will be sufficient to finance our currently anticipated needs for operating and capital expenditures for the foreseeable future. If adequate funds are not available from the joint business arrangement, operations or additional sources of financing, our business could be materially and adversely affected.

     Our working capital and capital requirements will depend upon numerous factors, including: the continued commercial success of Rituxan; the progress of our preclinical and clinical testing; fluctuating or increasing manufacturing requirements and research and development programs; timing and expense of obtaining regulatory approvals; levels of resources that we devote to the development of manufacturing, sales and marketing capabilities; technological advances; status of competitors; and our ability to establish collaborative arrangements with other organizations.

     Until required for operations we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, United States government instruments and other readily marketable debt instruments in accordance with our investment policy.

     At December 31, 1999, we had $246.3 million in cash, cash equivalents and securities available-for-sale compared to $73.5 million at December 31, 1998. Sources of cash, cash equivalents and securities available-for-sale during the year ended December 31, 1999, included $112.7 from the Notes offering discussed below, $52.5 million from operations and $14.2 million from the issuance of common stock under employee stock option and purchase plans. Uses of cash, cash equivalents and securities available-for-sale during the year ended December 31, 1999, included $4.3 million used to purchase capital equipment and $1.7 million used to pay notes payable.

     In February 1999, we raised through the sale of Notes approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million. The Notes were priced with a yield to maturity of 5.5 percent annually. Upon maturity, the Notes will have an aggregate principal face value of $345.0 million. Each $1,000 aggregate principal face value Note is convertible at the holders' option at any time through maturity into 13.468 shares of our common stock at an initial conversion price of $25.09. We are required under the terms of the Notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any Note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of purchase. Additionally, the holders of the Notes may require us to purchase the Notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with us having the option to repay the Notes plus accrued original issue discount in cash, our common stock or a combination thereof. We have the right to redeem the Notes on or after February 16, 2004.

     In September 1997, we entered into a development and license agreement with Cytokine Pharmasciences, Inc., formally known as Cytokine Networks, Inc., ("CPI"). Under the terms of the development and license agreement with CPI, we may make payments to CPI totaling up to $10.5 million, subject to attainment of certain product development milestone objectives, of which $3.0 million has been paid through December 31, 1999.

     In July 1999, we announced that we terminated our development of 9-AC, following a Phase II clinical trial. We concluded that 9-AC would not yield the desired benefits to solid-tumor cancer patients. We originally acquired 9-AC from Pharmacia & Upjohn who developed it under collaboration with the NCI. We have returned all product rights for 9-AC to the NCI.

     In October 1992, we entered into a collaborative research and license agreement with SmithKline Beecham related to the development and commercialization of compounds based on our PRIMATIZED anti-CD4 antibodies. In February 2000, we amended and restated our agreement with SmithKline Beecham which resulted in all anti-CD4 program rights, including IDEC-151, being returned to us. We will receive no further funding from SmithKline Beecham under the restated agreement. As part of the restated agreement, SmithKline Beecham has the option to negotiate commercialization and copromotion rights with us for the first compound based on our PRIMATIZED anti-CD4 antibodies to complete a Phase II study. If we do not commercialize and copromote the compound with SmithKline Beecham, we will pay SmithKline Beecham royalties on sales by us, our affiliates and licensees on products emerging from the rights returned to us under the restated agreement.

     Additionally, we had future minimum lease payment obligations under our operating leases of $58.5 million as of December 31, 1999.

NEW ACCOUNTING STANDARD AND ACCOUNTING BULLETIN

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101 summarizes certain of the SEC's staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 provides that specific facts and circumstances may result in nonrefundable fees received under our collaborative agreements not being recognized as revenue upon payment but instead recognized as revenue over future periods, which could extend beyond the initial contractual period. There are many unanswered questions related to the application of SAB No. 101 to biotechnology companies, including ours. Some of these questions have been forwarded to the Financial Accounting Standards Board's Emerging Issues Task Force for consideration. We are presently evaluating the impact, if any, that SAB No. 101 will have on our reported results.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement No. 133"). Statement No. 133, as amended by statement of Financial Accounting Standards No. 137, requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value and is effective on January 1, 2001. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. We do not believe the adoption of Statement No. 133 will have a material impact on our consolidated financial statements.

YEAR 2000 COMPLIANCE

     Our computer systems and equipment successfully transitioned to the Year 2000 with no significant issues. We continue to keep our Year 2000 project management in place to monitor latent problems that could surface at key dates or events in the future. It is not anticipated that there will be any significant problems related to these events. All costs associated with the Year 2000 remediation efforts were expensed or capitalized in accordance with appropriate accounting policies.

     We continue to rely upon Genentech to provide for all future Year 2000-related remediation activities relating to the manufacture and sale of Rituxan. Genentech reported in its Annual Report on Form 10-K for its year ended December 31, 1999 that they have not experienced any significant Year 2000 related issues.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and the cost of our debt.

     At December 31, 1999, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained a short-term investment portfolio containing financial instruments in which the majority have original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of corporate obligations and to a lesser extent foreign and U.S. government obligations, are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical ten percent change in interest rates during the year ended December 31, 1999, would have resulted in approximately a $1.0 million change in pretax income. We have not used derivative financial instruments in our investment portfolio.

     Our long-term debt totaled $124.4 million at December 31, 1999 and was comprised principally of the Notes. Our long-term debt obligations bear interest at a weighed average interest rate of 5.57%. Due to the fixed rate nature of the Notes, an immediate ten percent change in interest rates would not have a material effect on our financial condition or results of operations.

     Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make conversion of the Notes to common stock beneficial to the Notes holder. Conversion of the Notes would have a dilutive effect on our earnings per share and book value per common share.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1999       1998        1997
                                                              --------    -------    --------
Revenues:
  Revenues from unconsolidated joint business...............  $ 93,197    $53,813    $  9,266
  Contract revenues.........................................    10,806     14,846      11,840
  License fees..............................................    14,000     18,300      23,500
                                                              --------    -------    --------
          Total revenues (including related party revenues
            of $93,337, $64,014 and $27,373 in 1999, 1998
            and 1997, respectively).........................   118,003     86,959      44,606
                                                              --------    -------    --------
Operating costs and expenses:
  Manufacturing costs.......................................    14,277     19,602      18,875
  Research and development..................................    42,831     31,485      32,407
  Selling, general and administrative.......................    19,478     16,968      11,320
                                                              --------    -------    --------
          Total operating costs and expenses................    76,586     68,055      62,602
                                                              --------    -------    --------
Income (loss) from operations...............................    41,417     18,904     (17,996)
Interest income.............................................    10,247      3,626       3,489
Interest expense............................................    (6,058)      (630)       (917)
                                                              --------    -------    --------
Income (loss) before taxes..................................    45,606     21,900     (15,424)
Income tax provision........................................    (2,449)      (422)       (114)
                                                              --------    -------    --------
Net income (loss)...........................................  $ 43,157    $21,478    $(15,538)
                                                              --------    -------    --------
Earnings (loss) per share:
  Basic.....................................................  $   1.04    $  0.54    $  (0.41)
  Diluted...................................................  $   0.86    $  0.46    $  (0.41)
Shares used in calculation of earnings (loss) per share:
  Basic.....................................................    41,382     39,676      37,478
  Diluted...................................................    50,429     46,754      37,478

          See accompanying notes to consolidated financial statements.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PAR VALUE DATA)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Current assets:
  Cash and cash equivalents.................................  $ 61,404   $ 26,929
  Securities available-for-sale.............................   184,882     46,573
  Contract revenue receivables, net.........................     1,310      2,345
  Due from related parties, net.............................    23,654     17,473
  Inventories...............................................     2,400      5,346
  Prepaid expenses and other current assets.................     4,869      2,361
                                                              --------   --------
          Total current assets..............................   278,519    101,027
Property and equipment, net.................................    20,822     20,897
Investment and other assets.................................     7,733      3,349
                                                              --------   --------
                                                              $307,074   $125,273
                                                              --------   --------
                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable..........................  $  1,513   $  1,910
  Accounts payable..........................................     1,269      1,989
  Accrued expenses..........................................    12,834     10,238
  Deferred revenue..........................................        --        346
                                                              --------   --------
          Total current liabilities.........................    15,616     14,483
                                                              --------   --------
Notes payable, less current portion.........................   122,910      2,095
Deferred taxes and other long-term liabilities..............     8,570      2,267
Commitments
Stockholders' equity:
  Convertible preferred stock, $.001 par value, 8,000 shares authorized; 218 shares and 228 shares issued and
     outstanding at December 31, 1999 and 1998,
     respectively; $17,853 and $18,350 liquidation value at
     December 31, 1999 and 1998, respectively...............        --         --
  Common stock, $.0005 par value, 200,000 shares authorized;
     42,672 shares and 40,242 shares issued and outstanding
     at December 31, 1999 and 1998, respectively............        21         20
  Additional paid-in capital................................   195,218    184,282
  Accumulated other comprehensive income -- net unrealized
     gains (losses) on securities available-for-sale........      (543)         1
  Accumulated deficit.......................................   (34,718)   (77,875)
                                                              --------   --------
          Total stockholders' equity........................   159,978    106,428
                                                              --------   --------
                                                              $307,074   $125,273
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                CONVERTIBLE                                          ACCUMULATED
                              PREFERRED STOCK       COMMON STOCK      ADDITIONAL        OTHER                           TOTAL
                              ----------------    ----------------     PAID-IN      COMPREHENSIVE    ACCUMULATED    STOCKHOLDERS'
                              SHARES    AMOUNT    SHARES    AMOUNT     CAPITAL      INCOME (LOSS)      DEFICIT         EQUITY
                              ------    ------    ------    ------    ----------    -------------    -----------    -------------
Balance at December 31,
  1996......................   330       $--      36,118     $18       $176,448         $ (37)        $(83,815)       $ 92,614
Comprehensive loss:
  Net loss..................    --        --          --      --             --            --          (15,538)        (15,538)
  Unrealized gains on
    securities
    available-for-sale......    --        --          --      --             --            94               --              94
                                                                                                                      --------
Comprehensive loss..........                                                                                           (15,444)
                                                                                                                      --------
Issuance of common stock
  under stock option and
  employee stock purchase
  plans.....................    --        --       1,340       1          3,508            --               --           3,509
Issuance of common stock
  from exercise of stock
  warrants..................    --        --         210      --             --            --               --              --
Issuance of common stock
  from conversion of series
  A-1 and B convertible
  preferred stock...........   (85)       --       1,044      --             --            --               --              --
                               ---       ---      ------     ---       --------         -----         --------        --------
Balance at December 31,
  1997......................   245        --      38,712      19        179,956            57          (99,353)         80,679
Comprehensive income:
  Net income................    --        --          --      --             --            --           21,478          21,478
  Unrealized losses on
    securities
    available-for-sale......    --        --          --      --             --           (56)              --             (56)
                                                                                                                      --------
Comprehensive income........                                                                                            21,422
                                                                                                                      --------
Issuance of common stock
  under stock option and
  employee stock purchase
  plans, net................    --        --       1,130       1          4,326            --               --           4,327
Issuance of common stock
  from exercise of stock
  warrants..................    --        --          50      --             --            --               --              --
Issuance of common stock
  from conversion of series
  A-1 convertible preferred
  stock.....................   (17)       --         350      --             --            --               --              --
                               ---       ---      ------     ---       --------         -----         --------        --------
Balance at December 31,
  1998......................   228        --      40,242      20        184,282             1          (77,875)        106,428
Comprehensive income:
  Net income................    --        --          --      --             --            --           43,157          43,157
  Unrealized losses on
    securities
    available-for-sale......    --        --          --      --             --          (544)              --            (544)
                                                                                                                      --------
Comprehensive income........                                                                                            42,613
                                                                                                                      --------
Issuance of common stock
  under stock option and
  employee stock purchase
  plans, net................    --        --       2,230       1         14,308            --               --          14,309
Issuance of common stock
  from conversion of series
  A-1 convertible preferred
  stock.....................   (10)       --         200      --             --            --               --              --
Tax benefit from stock
  options and stock purchase
  plans.....................    --        --          --      --         (3,372)           --               --          (3,372)
                               ---       ---      ------     ---       --------         -----         --------        --------
Balance at December 31,
  1999......................   218       $--      42,672     $21       $195,218         $(543)        $(34,718)       $159,978
                               ===       ===      ======     ===       ========         =====         ========        ========

          See accompanying notes to consolidated financial statements.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999         1998        1997
                                                            ---------    --------    --------
Cash flows from operating activities:
  Net income (loss).......................................  $  43,157    $ 21,478    $(15,538)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization........................      4,366       4,276       4,010
     Noncash interest expense and other noncash
       expenses...........................................      2,520          --        (131)
     Losses on sales of securities available-for-sale.....         --          --         (12)
     Deferred taxes and other long-term liabilities.......      6,303         251         503
     Change in assets and liabilities:
       Contract revenue receivables, net..................      1,035       1,626        (336)
       Due from related parties, net......................     (6,181)    (17,473)        732
       Inventories........................................      2,946      (1,212)        250
       Prepaid expenses and other assets..................     (3,172)       (908)      2,296
       Accounts payable and accrued expenses..............      1,876       4,219      (1,049)
       Due to related party, net..........................         --        (870)       (130)
       Deferred revenue...................................       (346)     (6,300)      6,646
                                                            ---------    --------    --------
          Net cash provided by (used in) operating
            activities....................................     52,504       5,087      (2,759)
                                                            ---------    --------    --------
Cash flows from investing activities:
  Purchase of securities available-for-sale...............   (235,914)    (60,858)    (39,538)
  Sales and maturities of securities available-for-sale...     97,061      49,039      58,224
  Purchase of property and equipment......................     (4,291)     (1,724)     (5,875)
  Investment in Cytokine Pharmasciences, Inc..............         --          --      (3,000)
                                                            ---------    --------    --------
          Net cash provided by (used in) investing
            activities....................................   (143,144)    (13,543)      9,811
                                                            ---------    --------    --------
Cash flows from financing activities:
  Proceeds from notes payable, net of issuance costs of
     $3,890 in 1999.......................................    112,668          --       3,003
  Payments on notes payable...............................     (1,749)     (3,789)     (4,054)
  Proceeds from issuance of common stock, net.............     14,196       4,327       3,509
                                                            ---------    --------    --------
          Net cash provided by financing activities.......    125,115         538       2,458
                                                            ---------    --------    --------
Net increase (decrease) in cash and cash equivalents......     34,475      (7,918)      9,510
Cash and cash equivalents, beginning of year..............     26,929      34,847      25,337
                                                            ---------    --------    --------
Cash and cash equivalents, end of year....................  $  61,404    $ 26,929    $ 34,847
                                                            ---------    --------    --------
Supplemental disclosures of cash flow information --
  Cash paid during the year for:
       Interest...........................................  $     279    $    651    $    952
       Income taxes.......................................  $     435    $    401    $     --

          See accompanying notes to consolidated financial statements.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business: We are primarily engaged in the commercialization and research and development of targeted therapies for the treatment of cancer and autoimmune diseases.

     Principles of Consolidation: The consolidated financial statements include our financial statements and our wholly owned subsidiary IDEC Seiyaku. All significant intercompany balances and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents: For the purposes of financial statement presentation, we consider all highly liquid investments in debt securities with original maturities of three months or less to be cash equivalents.

     Securities Available-for-Sale and Investment: Securities available-for-sale are carried at fair value, with unrealized gains and losses, net of tax, reported as accumulated other comprehensive income -- net unrealized gains (losses) on securities available-for-sale in the accompanying consolidated balance sheets. The cost of securities sold is based on the specific identification method. As part of our strategic alliance efforts, we also have an investment in equity securities of another biotechnology company. This equity investment is carried at cost and equaled $3,000,000 at December 31, 1999. Our policy to evaluate any impairment in the value of this investment is discussed in Note 1 "Long-Lived Assets." We believe that there have been no events that would indicate that the carrying amount of this investment may be impaired.

     Inventories: Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Under our collaborative agreement with Genentech, the sales price of bulk Rituxan sold to Genentech (see Note 7) is capped at a price that is currently less than our cost to manufacture bulk Rituxan and as such, finished goods inventory is written down to its net realizable value. Such write-downs are recorded in current periods as manufacturing costs. Inventories at December 31, 1999 and 1998 consist of the following (table in thousands):

                                                              1999      1998
                                                             ------    ------
Raw materials..............................................  $1,005    $2,273
Work in process............................................      --       273
Finished goods.............................................   1,395     2,800
                                                             ------    ------
                                                             $2,400    $5,346
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

     Fair Value of Financial Instruments: The carrying amount of cash and cash equivalents, securities available-for-sale, contract revenue receivables, due from related parties, net, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those financial instruments. The fair values of our notes payable approximate carrying values based upon the current rates and terms offered to us for similar notes.

     Long-Lived Assets: In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("Statement No. 121"), we evaluate impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In forming our analysis we consider the following three grouping levels of cash flows: i) assets used in research and development; ii) assets used in manufacturing; and iii) our investment in a private biotechnology company. We also account for long-lived assets that are held for

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY disposal at the lower of cost or fair value. Fair value is determined through analysis of undiscounted cash flows or obtained from independent third parties.

     Revenues from Unconsolidated Joint Business: Revenues from unconsolidated joint business consist of our share of the pretax copromotion profits generated from our joint business arrangement with Genentech, revenue from bulk Rituxan sales to Genentech, reimbursement from Genentech of our sales force and development expenses and royalty income from Roche on sales of Rituximab outside the United States. Revenue from bulk Rituxan sales is recognized when bulk Rituxan is accepted by Genentech. Upon acceptance of bulk Rituxan by Genentech the right of return no longer exists and there are no further performance obligations related to bulk Rituxan. We record our royalty income from Roche with a one-quarter lag. Rituxan is the trade name in the United States for the compound Rituximab. Outside the United States, Rituximab is marketed as MabThera (Rituximab, Rituxan and MabThera are collectively referred to as Rituxan, except where otherwise indicated). Under the joint business arrangement, we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes supportive research on Rituxan, post approval clinical studies and obtaining potential approval of Rituxan for additional indications. Genentech provides the support functions for the commercialization of Rituxan in the United States including marketing, customer service, order entry, distribution, shipping and billing and as of September 1999, all manufacturing responsibilities for Rituxan. Under the joint business arrangement, all U.S. sales of Rituxan and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech (see Note 8). Pretax copromotion profits under the joint business arrangement are derived by taking U.S. net sales of Rituxan to third party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets to the lower tier on an annual basis, at the beginning of each year. We began recording our profit share at the higher percentage during the second quarter of 1999 as compared to the third quarter in 1998.

     Contract Revenues: Contract revenues consist of nonrefundable research and development funding under collaborative agreements with our strategic partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to the collaborative development programs for certain of our products and product candidates and is recognized at the time research and development activities are performed under the terms of the collaborative agreements. Contract revenues earned under the collaborative agreements are nonrefundable even should the research and development efforts performed by us not eventually result in a commercial product. Contract revenues earned in excess of contract payments received are classified as contract revenue receivables, and contract research and development funding received in excess of amounts earned are classified as deferred revenue. Contract revenue receivables at December 31, 1999 and 1998 are net of an allowance of $292,000 and $775,000, respectively.

     License Fees: License fees consist of nonrefundable fees from product development milestone payments, the sale of license rights to our proprietary gene expression technology and nonrefundable fees from the sale of product rights under collaborative development and license agreements with our strategic partners. Included in license fees are nonrefundable product development milestone payments which are recognized upon the achievement of product development milestone objectives as stipulated in agreements with our strategic partners. Product development milestone objectives vary in each of our agreements. The achievement of product development milestone objectives that may lead to the recognition of license fees may include but are not limited to: the achievement of preclinical research and development objectives; the initiation of various phases of clinical trials; the filing of an IND, BLA or NDA; the filing of drug license applications in foreign territories; and obtaining United States and/or foreign regulatory product approvals. Revenues from product

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY development milestone payments are recognized when the results or objectives stipulated in the agreement have been achieved. License fees recognized are nonrefundable even should the achievement of the product development objective by us not eventually result in a commercial product.

     Manufacturing Costs: Manufacturing costs consist of manufacturing costs related to the production of bulk Rituxan sold to Genentech.

     Research and Development: All research and development expenses, including purchased research and development, are expensed in the year incurred.

     Stock-Based Compensation: Our stock option and purchase plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB Opinion No. 25"), and we make pro forma footnote disclosures of our operating results as if we had adopted the fair value method under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123").

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

     Earnings (Loss) Per Share: Earnings (loss) per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings (loss) per share excludes the dilutive effects of options, warrants and other convertible securities compared to diluted earnings per share which reflects the potential dilution of options, warrants and other convertible securities that could share in our earnings. Calculations of basic and diluted earnings (loss) per share use the weighted average number of shares outstanding during the year. Diluted earnings per share for the year ended December 31, 1999 includes the dilutive effect of 9,047,000 shares of common stock from options and convertible preferred stock and excludes 4,114,000 shares of common stock from the assumed conversion of our Notes because their effect was antidilutive. Diluted earnings per share for the year ended December 31, 1998 includes the dilutive effect of 7,078,000 shares of common stock from options, warrants and convertible preferred stock and excludes 2,434,000 shares of common stock from options because the options' exercise price was greater than the average market price of our common stock for the year ended December 31, 1998. Options, warrants and convertible preferred stock totaling 8,362,000 shares were excluded from the calculations of diluted loss per share for the year ended December 31, 1997, as their effect was antidilutive. All share and earnings (loss) per share amounts have been restated to reflect our two-for-one stock split effected in December 1999.

     Use of Estimates: Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

     Segment Information: Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"), establishes reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. We operate in one reportable segment.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

     The geographic classification of our revenues for the years ended December 31, 1999, 1998 and 1997 are as follows (table in thousands):

                                                 1999       1998       1997
                                               --------    -------    -------
United States................................  $ 89,242    $64,778    $28,763
Japan........................................  $  5,068    $20,225    $10,050
Europe.......................................  $ 23,693    $ 1,956    $ 5,793
                                               --------    -------    -------
                                               $118,003    $86,959    $44,606
                                               ========    =======    =======

     Approximately 79 percent of our total revenues in 1999, 74 percent in 1998 and 61 percent in 1997 are derived from our collaboration and unconsolidated joint business arrangement with Genentech (see Note 8).

NOTE 2: SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale at December 31, 1999 and 1998 consist of the following (tables in thousands):

                                                                         1999
                                                   -------------------------------------------------
                                                                  GROSS         GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                                     COSTS        GAINS         LOSSES       VALUE
                                                   ---------    ----------    ----------    --------
Certificate of deposits..........................  $ 25,182        $ 2          $ (41)      $ 25,143
Corporate debt securities........................    99,540          1           (252)        99,289
Commercial paper.................................     5,765          1             --          5,766
Foreign debt securities..........................     5,011          3             (7)         5,007
U.S. government and state agencies...............    49,927         --           (250)        49,677
                                                   --------        ---          -----       --------
                                                   $185,425        $ 7          $(550)      $184,882
                                                   ========        ===          =====       ========

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
                                                     =======        ===           ====       =======

     The amortized cost and estimated fair value of securities available-for-sale at December 31, 1999, by contractual maturity are shown below (table in thousands):

                                                              AMORTIZED    ESTIMATED
                                                                COST       FAIR VALUE
                                                              ---------    ----------
Due in one year or less.....................................  $154,922      $154,537
Due after one year through two years........................    30,503        30,345
                                                              --------      --------
                                                              $185,425      $184,882
                                                              ========      ========

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

NOTE 3: PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 1999 and 1998 consist of the following (table in thousands):

                                                                1999        1998
                                                              --------    --------
Furniture and fixtures......................................  $  1,443    $  1,431
Machinery and equipment.....................................    17,605      14,423
Leasehold improvements......................................    18,939      18,939
Construction in progress....................................     3,452       2,647
                                                              --------    --------
                                                                41,439      37,440
Accumulated depreciation and amortization...................   (20,617)    (16,543)
                                                              --------    --------
                                                              $ 20,822    $ 20,897
                                                              ========    ========

NOTE 4: ACCRUED EXPENSES

     Accrued expenses at December 31, 1999 and 1998 are as follows (table in thousands):

                                                               1999       1998
                                                              -------    -------
Accrued compensation........................................  $ 4,124    $ 3,469
Accrued clinical studies....................................    1,824      1,784
Accrued other...............................................    6,886      4,985
                                                              -------    -------
Total accrued expenses......................................  $12,834    $10,238
                                                              =======    =======

NOTE 5: NOTES PAYABLE

     Notes payable at December 31, 1999 and 1998, consist of the following (table in thousands):

                                                                1999      1998
                                                              --------   -------
Zero coupon subordinated convertible notes at 5.5%, $345,000
  due at maturity in 2019...................................  $122,167   $    --
17.53% note, due in monthly installments maturing in 1999,
  secured by equipment, lease deed of trust, and a patent
  and trademark collateral assignment.......................        --       441
8.95% to 10.62% capital lease obligations, due in monthly
  installments, maturing in 2000 and 2001...................       884     1,462
  8.94% note, due in monthly installments, maturing in 2001,
     secured by equipment...................................     1,372     2,102
                                                              --------   -------
Total debt..................................................   124,423     4,005
Current maturities..........................................    (1,513)   (1,910)
                                                              --------   -------
Notes payable...............................................  $122,910   $ 2,095
                                                              ========   =======

     Machinery and equipment recorded under capital leases at December 31, 1999 and 1998 was $586,000 and $1,029,000, net of accumulated depreciation of $2,191,000 and $1,799,000, respectively.

     In February 1999, we raised approximately $112,668,000, net of underwriting commissions and expenses of $3,890,000, through the sale of Notes. Upon maturity, the Notes will have an aggregate principal face value of $345,000,000. The Notes were priced with a yield to maturity of 5.5 percent annually. Each $1,000 aggregate principal face value Note is convertible at the holders' option at any time through maturity into 13.468 shares of our common stock at an initial conversion price of $25.09. We are required under the terms of the Notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any Note at the option of its holder at a price equal to the issue price plus accrued original issue

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY discount to the date of purchase. Additionally, the holders of the Notes may require us to purchase the Notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, with us having the option to repay the Notes plus the accrued original issue discount in cash, our common stock or a combination thereof. We have the option to redeem the Notes any time on or after February 16, 2004.

     The aggregate maturities of notes payable for each of the five years and thereafter subsequent to December 31, 1999, are as follows: 2000, $1,513,000; 2001, $743,000; 2005 and thereafter $345,000,000.

NOTE 6: 401(K) EMPLOYEE SAVINGS PLAN

     We have a qualified 401(k) Employee Savings Plan ("401(k) Plan"), available to substantially all employees over the age of 21. We may make discretionary contributions to the 401(k) Plan, which fully vest after four years of service by the employee. Discretionary contributions for the years ended December 31, 1999 and 1998 totaled $473,000 and $410,000, respectively. There were no discretionary contributions for the year ended December 31, 1997.

NOTE 7: RESEARCH AND DEVELOPMENT

     In June 1999, we entered into a collaboration and license agreement and a supply agreement with Schering AG aimed at the development and commercialization of our radioimmunotherapy drug ZEVALIN. Under the terms of the agreement, Schering AG may provide up to $47,500,000 in product development milestone payments and support for research and development. Schering AG will receive exclusive marketing and distribution rights to ZEVALIN outside the United States, and we will receive royalties on eventual product sales by Schering AG. Under the terms of a separate supply agreement we are obligated to meet Schering AG's clinical and commercial requirements for ZEVALIN. Schering AG may terminate these agreements for any reason. Included in contract revenues for 1999 is $6,000,000 earned under the collaboration and license agreement to fund product development, which approximates the research and development expenses incurred under the program for the same period. Included in license fees for the year ended December 31, 1999 is $13,000,000 earned under the collaboration and license agreement for the license of product rights to ZEVALIN outside the United States.

     In December 1995, we entered into a collaborative development agreement and a license agreement with Eisai aimed at the development and commercialization of humanized and PRIMATIZED anti-gp39 antibodies. Under the terms of these agreements, Eisai may provide up to $37,500,000 in product development milestone payments and support for research and development. Eisai will receive exclusive rights in Asia and Europe to develop and market resulting products emerging from the collaboration, and we will receive royalties on eventual product sales by Eisai. Eisai may terminate these agreements based on a reasonable determination that the products do not justify continued product development or marketing. Included in contract revenues for 1999, 1998 and 1997 is $4,068,000, $9,019,000 and $2,750,000, respectively, to fund product development, which approximates the research and development expenses incurred under the program for the respective periods. Included in license fees for the year ended December 31, 1997 is $2,000,000 earned under these agreements for the attainment of product development objectives.

     In December 1994, we entered into a collaborative development agreement and a license agreement with Seikagaku aimed at the development and commercialization of a PRIMATIZED anti-CD23 antibody. Under the terms of these agreements, Seikagaku may provide up to $26,000,000 in product development milestone payments and support for research and development. We will share with Seikagaku co-exclusive, worldwide rights to all products emerging from the collaboration, and we will receive royalties on eventual product sales by Seikagaku. Seikagaku may terminate these agreements based on a reasonable determination that the products do not justify continued product development or marketing. Included in contract revenues for 1998 and 1997 is $2,500,000 and $3,500,000, respectively, to fund product development, which approximates the

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY research and development expenses incurred under the program. Included in license fees for the years ended December 31, 1999 and 1997 is $1,000,000 and $1,500,000, respectively, earned under these agreements for the attainment of product development objectives.

     In November 1993, we entered into a collaborative development agreement and a license agreement with Mitsubishi for the development of a PRIMATIZED anti-B7 antibody. Under the terms of the collaboration, Mitsubishi may provide up to $12,185,000 in product development milestone payments and support for research and development. We retained certain marketing rights and will receive royalties on sales of any products commercialized by Mitsubishi emerging from the collaboration. Mitsubishi may terminate the license agreement if certain development objectives are not attained. The development agreement with Mitsubishi expired on December 31, 1996. Included in license fees for the year ended December 31, 1998 is $2,000,000 earned under the license agreement for the attainment of product development objectives.

     In October 1992, we entered into a collaborative research and license agreement with SmithKline Beecham related to the development and commercialization of compounds based on our PRIMATIZED anti-CD4 antibodies. In February 2000, we amended and restated our agreement with SmithKline Beecham which resulted in all anti-CD4 program rights, including IDEC-151, being returned to us. We will receive no further funding from SmithKline Beecham under the restated agreement. As part of the restated agreement, SmithKline Beecham has the option to negotiate commercialization and copromotion rights with us for the first compound based on our PRIMATIZED anti-CD4 antibodies to complete a Phase II study. If we do not commercialize and copromote the compound with SmithKline Beecham, we will pay SmithKline Beecham royalties on sales by us, our affiliates and licensees on any products emerging from the rights returned to us under the restated agreement. Included in contract revenues for 1999, 1998 and 1997 is $256,000, $1,701,000 and $867,000, respectively, to fund product development, which approximates the research and development expenses incurred under the program for the respective periods.

     We performed research under certain other contracts and, accordingly, realized revenues and recognized expenses in the accompanying consolidated statements of operations.

NOTE 8: RELATED PARTY ARRANGEMENTS

     In March 1995, we entered into a collaborative agreement for the clinical development and commercialization of our anti-CD20 monoclonal antibody, Rituxan, for the treatment of certain B-cell non-Hodgkin's lymphomas with Genentech. Concurrent with the collaborative agreement we also entered into an expression technology license agreement with Genentech for a proprietary gene expression technology developed by us and a preferred stock purchase agreement providing for certain equity investments in us by Genentech (see Note 9). Under the terms of these agreements, we have received payments totaling $58,500,000 for the attainment of product development objectives, product license rights and equity investments in us. Additionally, we may be reimbursed by Genentech for certain other development and regulatory approval expenses under the terms of the collaborative agreement. Genentech may terminate this agreement for any reason, which would result in a loss of Genentech's Rituxan product rights. Included in contract revenues for 1999, 1998 and 1997 is $140,000, $201,000 and $2,389,000,
respectively, to fund specific product development, which approximates the research and development expenses incurred under the program. Included in license fees earned under these agreements for the years ended December 31, 1998 and 1997, is $10,000,000 and $15,000,000, respectively, for the attainment of product development objectives.

     In addition, we are copromoting Rituxan in the United States with Genentech under a joint business arrangement with us receiving a share of the pretax copromotion profits. Under our collaborative agreement with Genentech, the sales price of bulk Rituxan sold to Genentech is capped at a price that is currently less than our cost to manufacture bulk Rituxan. In September 1999, we transferred all manufacturing responsibilities for bulk Rituxan to Genentech. Included in inventories at December 31, 1999, is $1,978,000 of bulk Rituxan inventory that is expected to be sold to Genentech. Revenues from unconsolidated joint business, as

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY described in Note 1, for the years ended December 31, 1999, 1998 and 1997, consist of the following (table in thousands):

                                                         1999       1998       1997
                                                        -------    -------    -------
Copromotion profit (loss).............................  $67,595    $30,579    $(4,350)
Bulk Rituxan sales....................................   12,776     15,043     10,631
Reimbursement of selling and development expenses.....    8,273      6,949      2,985
Royalty income on sales of Rituximab outside the
  U.S.................................................    4,553      1,242         --
                                                        -------    -------    -------
                                                        $93,197    $53,813    $ 9,266
                                                        -------    -------    -------

     Due from related parties, net at December 31, 1999 and 1998 consist of the following (table in thousands):

                                                               1999       1998
                                                              -------    -------
Due from Genentech, copromotion profits.....................  $17,869    $11,839
Due from Genentech, bulk Rituxan sales......................    3,291      4,074
Due from Genentech, selling and development expenses........    2,467      1,530
Due from Roche..............................................       27         30
                                                              -------    -------
          Total due from related parties, net...............  $23,654    $17,473
                                                              -------    -------

     Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States will be the responsibility of Roche, except in Japan where Zenyaku will be responsible for product development, marketing and sales. We will receive royalties on sales outside the United States. Additionally, we will receive royalties on sales of Genentech products manufactured using our proprietary gene expression system.

NOTE 9: STOCKHOLDERS' EQUITY

     Convertible Preferred Stock: In March 1995, we issued 2,000,000 shares of our common stock and 69,375 shares of our ten percent Series B Nonvoting Cumulative Convertible Preferred Stock ("Series B Preferred Stock") for the repurchase of all Merrill Lynch/Morgan Stanley, L.P. ("ML/MS") rights in our lymphoma products. In March 1997, the Series B Preferred Stock and accrued dividends were converted into 734,000 shares of the our common stock.

     Additionally, we issued 22,993 shares of our Series A-3 Nonvoting Convertible Preferred Stock ("Series A-3 Preferred Stock") in March 1996, 100,000 shares of our Series A-6 Nonvoting Convertible Preferred Stock ("Series A-6 Preferred Stock") in May 1996, 100,000 shares of our Series A-1 Nonvoting Convertible Preferred Stock ("Series A-1 Preferred Stock") in April 1995, and 37,521 shares of our Series A-2 Nonvoting Convertible Preferred Stock ("Series A-2 Preferred Stock") in August 1995, to Genentech pursuant to the terms of a preferred stock purchase agreement. The preferred stock purchase agreement was entered into concurrently with a collaboration agreement as described in Note 8. The Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series A-3 Preferred Stock and Series A-6 Preferred Stock have a liquidation preference per share of $50, $67, $217 and $75, respectively, net of issuance costs. Each share of Series A-1 Preferred Stock, Series A-2 Preferred Stock and Series A-3 Preferred Stock is convertible at any time into twenty shares of our common stock and each share of Series A-6 Preferred Stock is convertible at any time into approximately 4.32 shares of our common stock. In August 1999, January 1998 and December 1997, 10,000 shares, 17,000 shares and 16,000 shares of Series A-1 Preferred Stock were converted into 200,000 shares, 350,000 shares and 310,000 shares, respectively, of our common stock.

     Common Stock: In December 1999, our stockholders approved an increase in the number of authorized common shares from 50,000,000 shares to 200,000,000 shares, to halve the par value of our common stock

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY from $0.001 per share to $0.0005 per share and to effect a two-for-one split of our common stock. Our stock began trading on a split-adjusted basis on December 21, 1999.

     Stockholder Rights Agreement: In July 1997, our Board of Directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of our common stock. Each Right represents the right to purchase one one-thousandth of a share of series X junior participating preferred stock at an exercise price of $200, subject to adjustment, and will be exercisable only if a person or group acquires 15 percent or more of our common stock or announces a tender offer for 15 percent or more of our common stock. If a person acquires 15 percent or more of our common stock all Rightsholders, except the acquiring person, will be entitled to buy shares of our common stock at a discount. Each series X junior participating preferred stock will be entitled to an aggregate dividend of 1,000 times the dividend declared per common stock. The Board of Directors may terminate the Stockholder Rights Agreement at any time or redeem the Rights at $.001 per Right, prior to the time a person acquires more than 15 percent of our common stock. The Rights will expire in July 2007.

     Stock Option Plans: We have two active stock option plans.

     The 1988 Employee Stock Option Plan (the "Option Plan") was approved by the stockholders in 1988 and has been subsequently amended. Under the Option Plan, options for the purchase of our common stock may be granted to key employees (including officers), directors and outside consultants. Options may be designated as incentive stock options or as nonqualified stock options and generally vest over four years, except under a provision of the Option Plan which allows accelerated vesting due to change in control events. Options under the Option Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value (85 percent of fair market value for nonqualified options) on the date of grant. The aggregate number of shares authorized for issuance under the Option Plan as of December 31, 1999 was 14,270,000 shares.

     In September 1993, we adopted the 1993 Non-Employee Directors Stock Option Plan (the "Directors Plan"), which was approved by the stockholders in May 1994 and was subsequently amended. As of December 31, 1999, a total of 740,000 shares of common stock were reserved for issuance to individuals who serve as non-employee members of our Board of Directors. Options under the Directors Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

     A summary of the status of our two active stock option plans as of December 31, 1999, 1998 and 1997 and changes during the years ended on those dates is presented in the following table (table in thousands, except per share amounts):

                                                   DIRECTORS PLAN                 OPTION PLAN
                                             --------------------------    --------------------------
                                                       WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                             SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE
                                             ------    ----------------    ------    ----------------
Outstanding at December 31, 1996...........   210           $ 4.23          7,084         $ 4.93
Granted....................................   166            13.71          1,630          13.14
Exercised..................................   (30)            4.52         (1,066)          2.13
Cancelled..................................   (10)           11.25            (86)          9.37
                                              ---           ------         ------         ------
Outstanding at December 31, 1997...........   336             8.66          7,562           7.05
Granted....................................    60            16.94          1,568          18.09
Exercised..................................   (44)            2.19           (968)          3.14
Cancelled..................................    --               --           (168)         12.88
                                              ---           ------         ------         ------
Outstanding at December 31, 1998...........   352            10.88          7,994           9.56
Granted....................................   115            31.11          1,812          29.02
Exercised..................................   (64)            9.55         (2,010)          6.21
Cancelled..................................   (10)           23.37           (145)         18.74
                                              ---           ------         ------         ------
Outstanding at December 31, 1999...........   393           $16.70          7,651         $14.74
                                              ===           ======         ======         ======

     The following table summarizes combined information about the Directors Plan and the Option Plan options outstanding as of December 31, 1999 (table in thousands, except year and per share amounts):

                                       OPTIONS OUTSTANDING
                       ---------------------------------------------------          OPTIONS EXERCISABLE
                                      WEIGHTED AVERAGE                        -------------------------------
      RANGE OF           NUMBER          REMAINING        WEIGHTED AVERAGE      NUMBER       WEIGHTED AVERAGE
   EXERCISE PRICES     OUTSTANDING    CONTRACTUAL LIFE     EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
   ---------------     -----------    ----------------    ----------------    -----------    ----------------
   $ 0.75 - $ 4.25        1,510             4.40               $1.55             1,510            $ 1.55
     6.19 -  10.06        1,663             6.16                9.86             1,563              9.90
    10.25 -  15.75        1,827             7.52               13.00             1,055             12.62
    16.75 -  23.81        2,205             8.48               21.17               720             20.03
    27.50 -  63.94          839             9.45               35.93                35             48.78

     Employee Stock Purchase Plan: In May 1993, the stockholders adopted our Employee Stock Purchase Plan (the "Purchase Plan"), which was subsequently amended. As of December 31, 1999 a total of 1,390,000 shares of common stock were reserved for issuance under the Purchase Plan. Under the terms of the Purchase Plan, employees can choose to have up to ten percent of their annual compensation withheld to purchase shares of common stock. The purchase price of the common stock is at 85 percent of the lower of the fair market value of the common stock at the enrollment or purchase date. During 1999, 1998 and 1997, 165,000 shares, 136,000 shares and 244,000 shares, respectively, were issued under the Purchase Plan.

     Pro Forma Information: We have retained the approach under APB Opinion No. 25 and related interpretations in accounting for our stock option and purchase plans. Accordingly, no compensation expense has been recognized for our Option Plan, Directors Plan and Purchase Plan. Had compensation expense for our stock option and purchase plans been determined consistent with Statement No. 123, earnings per share applicable to common stock would have been decreased and our loss per share applicable to common stock

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY would have been increased to the pro forma amounts indicated below (table in thousands, except per share amounts):

                                                                      1999       1998        1997
                                                                     -------    -------    --------
Net income (loss) applicable to common stock     As reported.....    $43,157    $21,478    $(15,538)
                                                 Pro forma.......     23,582      8,511     (23,746)
Earnings (loss) per common share, as reported..  Basic...........    $  1.04    $  0.54    $  (0.41)
                                                 Diluted.........       0.86       0.46       (0.41)
Earnings (loss) per common share, pro forma      Basic...........    $  0.57    $  0.21    $  (0.63)
                                                 Diluted.........       0.47       0.18       (0.63)

     Pro forma net income (loss) applicable to common stock reflects only stock option and purchase rights granted since January 1, 1995. Therefore, the full impact of calculating compensation expense for stock options and stock purchase rights under Statement No. 123 is not reflected in the pro forma net income
(loss) amounts presented above since compensation expense is reflected over the stock option vesting and stock purchase subscription periods and compensation expense for stock options and stock purchase rights granted prior to January 1, 1995 are not considered. The fair value of each option and purchase right grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions in 1999, 1998 and 1997:

                                     OPTION GRANT                       PURCHASE RIGHT
                               -------------------------    --------------------------------------
                                1999      1998     1997        1999          1998          1997
                               ------    ------    -----    ----------    ----------    ----------
Dividend yield...............       0%        0%       0%            0%            0%            0%
Expected volatility..........    79.9%     53.7%    61.4%         79.9%         53.7%         61.4%
Risk-free interest rate......     6.8%      4.7%     6.3%          6.8%          4.7%   5.5% - 6.0%
Expected term in years.......     6.0       6.3      5.7     0.3 - 1.5     0.3 - 1.0     0.3 - 2.0
Per share fair value.........  $21.15    $10.38    $8.05        $10.45         $4.16         $5.25

     Stock Warrants: In December 1994 and August 1995, concurrent with the completion of a debt financing, we issued warrants for the purchase of 588,000 shares and 92,000 shares, respectively, of common stock. In 1998 and 1997, 60,000 warrants and 228,000 warrants, respectively, were exchanged for 50,000 shares and 210,000 shares, respectively, of our common stock.

NOTE 10: INCOME TAXES

     The income tax provision for the years ended December 31, 1999 and 1998 includes the following (table in thousands):

                                                       1999     1998
                                                      ------    ----
Current.............................................  $  152    $422
Deferred............................................   2,297      --
                                                      ------    ----
                                                      $2,449    $422
                                                      ======    ====

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

     A reconciliation between our effective tax rate and the U.S statutory rate for the years ended December 31, 1999 and 1998 follows:

                                                             1999       1998
                                                             -----      -----
Tax at U.S. statutory rate.................................   35.0%      35.0%
Adjustment of deferred items...............................  (30.0)%    (33.1)%
                                                             -----      -----
                                                               5.0%       1.9%
                                                             =====      =====

     The tax benefits generated under our employee stock option and purchase plans decreased the current tax expense by $3,372,000 in 1999. Such benefits were recorded as a charge to additional paid-in capital.

     The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 (table in thousands):

                                                                1999        1998
                                                              --------    --------
Deferred tax assets:
  Accrued expenses..........................................  $  1,782    $  1,295
  Property and equipment, principally due to difference in
     depreciation...........................................     1,825       1,563
  Deferred rent expense.....................................       922         925
  Inventories...............................................       448         805
  Capitalized state research and experimentation costs......     2,287       2,625
  Acquired technology rights................................     4,058       4,556
  Research and experimentation credit.......................    12,600       8,993
  Net operating loss carryforwards..........................    31,152      25,806
  Other tax assets..........................................     2,438         996
                                                              --------    --------
          Total gross deferred tax assets...................    57,512      47,564
Valuation allowance.........................................   (57,512)    (47,564)
Deferred tax liability......................................    (5,620)         --
                                                              --------    --------
Deferred tax liability......................................  $ (5,620)   $     --
                                                              ========    ========

     In 1999 and 1997, we recognized an increase in the valuation allowance of $9,948,000 and $9,291,000, respectively. In 1998 we recognized a decrease in the valuation allowance of $173,000. At December 31, 1999 and 1998 we had a valuation allowance equal to our deferred tax assets since we have not established a pattern of profitable operations for income tax reporting purposes.

     As of December 31, 1999, we had net operating loss and research and experimentation tax credit carryforwards for Federal income tax purposes of approximately $87,000,000 and $10,000,000, respectively, which expire beginning in 2006 and 2001, respectively. Net operating loss carryforwards and research and experimentation tax credit carryforwards as of December 31, 1999 for state income tax purposes are approximately $10,000,000 and $4,000,000, respectively, which expire beginning in 2003. The utilization of our net operating losses and tax credits may be subject to an annual limitation under the Internal Revenue Code, due to a cumulative change of ownership in us of more than fifty percent in prior years. However, we anticipate this annual limitation to only result in a slight deferral in the utilization of our net operating losses and tax credits.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

NOTE 11: COMMITMENTS

     Lease Commitments: We lease various real property under operating leases with original terms ranging from 10 to 15 years. We have the option to extend the terms of these leases for two consecutive periods of five years each. In addition to the monthly lease payments, the lease agreements provide for us to pay all operating expenses associated with the facilities. The lease agreements provide for scheduled rental increases; accordingly lease expense is recognized on a straight-line basis over the term of the leases.

     Future minimum lease payments under all operating leases as of December 31, 1999, are as follows (table in thousands):

2000.......................................................  $ 4,489
2001.......................................................    5,868
2002.......................................................    6,069
2003.......................................................    6,126
2004.......................................................    5,898
2005 and thereafter........................................   30,014
                                                             -------
Total minimum lease payments...............................  $58,464
                                                             =======

     Lease expense under all operating leases totaled $3,683,000, $3,565,000 and $3,677,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     License Agreements: In September 1997, we entered into a development and license agreement with CPI for the development of inflammatory and autoimmune disease products based upon CPI's anti-MIF antibody technology. Concurrent with the development and license agreement with CPI, we entered into a stock purchase agreement providing for an equity investment in CPI by us. Under the terms of these agreements, we may make payments totaling up to $10,500,000, subject to the attainment of certain product development objectives. Additionally, we will pay CPI royalties on sales by us on any products emerging from the collaboration. In 1997, we made a $3,000,000 preferred equity investment in CPI.

     In connection with our research and development efforts, we have entered into various other license agreements which provide us with rights to develop, produce and market products using certain know-how, technology and patent rights maintained by the parties. Terms of the various license agreements require us to pay royalties on future sales, if any, of specified products using the resulting technology. Third-party royalty liabilities resulting from sales of Rituxan are being paid by Genentech and recorded under the joint business arrangement as described under "Revenues from Unconsolidated Joint Business" in Notes 1 and 8. As of December 31, 1999, such other royalties, other than annual minimum royalty payments, have not commenced on the aforementioned license agreements.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
IDEC Pharmaceuticals Corporation:

     We have audited the accompanying consolidated balance sheets of IDEC Pharmaceuticals Corporation and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IDEC Pharmaceuticals Corporation and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                          KPMG LLP

San Diego, California
February 1, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain information about our executive officers as of January 31, 2000 is set forth below:

               NAME                 AGE                             TITLE
               ----                 ---                             -----
William H. Rastetter, Ph.D........  51    Chairman, President and Chief Executive Officer
William R. Rohn...................  56    Chief Operating Officer
Antonio J. Grillo-Lopez, M.D......  60    Chief Medical Officer
Nabil Hanna, Ph.D.................  56    Chief Scientific Officer
Wolfgang Berthold, Ph.D...........  52    Senior Vice President, Biopharmaceutical Science
John Geigert, Ph.D................  52    Vice President, Quality
Connie L. Matsui..................  46    Vice President, Planning and Resource Development
Phillip M. Schneider..............  43    Vice President and Chief Financial Officer
Kenneth J. Woolcott...............  41    Vice President, Secretary, General Counsel and Licensing
                                          Executive

     Dr. Rastetter was appointed our Chairman of the Board of Directors on May 22, 1996. He has served as our President and Chief Executive Officer since December 1986 and Chief Financial Officer from 1988 to 1993. Dr. Rastetter has served as a Director of the Company since 1986. From 1984 to 1986, he was Director of Corporate Ventures at Genentech. From 1982 to 1984, Dr. Rastetter served in a scientific capacity at Genentech, directing the Biocatalysis and Chemical Sciences groups. From 1975 to 1982, he held various faculty positions at the Massachusetts Institute of Technology. Dr. Rastetter is also a director of Spiros Development Corporation II, Inc., Argonaut Technologies, Inc. and Illumina, Inc. Dr. Rastetter received his Ph.D. in chemistry from Harvard University in 1975.

     Mr. Rohn joined us in August 1993 as Senior Vice President, Commercial and Corporate Development. Mr. Rohn was appointed Senior Vice President, Commercial Operations in April 1996 and was promoted to Chief Operating Officer in May 1998. Prior to joining us, Mr. Rohn was employed by Adria Laboratories ("Adria"), from 1984 until August 1993, most recently as Senior Vice President of Sales and Marketing with responsibilities for strategic and commercial partnerships as well as all sales and marketing functions in the United States. Prior to Adria, Mr. Rohn held marketing and sales management positions at Abbott Laboratories, Warren-Teed Pharmaceuticals, Miles Laboratories and Mead Johnson Laboratories. Mr. Rohn is also a director of Pharmacyclics, Inc. Mr. Rohn received a B.A. in Marketing from Michigan State University.

     Dr. Grillo-Lopez joined us as Vice President, Medical and Regulatory Affairs in November 1992 from Du Pont Merck Pharmaceutical Company ("Du Pont Merck"). Dr. Grillo-Lopez was promoted to Senior Vice President, Medical and Regulatory Affairs in January 1996 and Chief Medical Officer in May 1998. He was employed by Du Pont Merck from 1987 to 1992, where he most recently was Executive Medical Director for International Clinical Research and Development and previously held various clinical and medical director positions at Du Pont Merck. From 1980 to 1987, Dr. Grillo-Lopez was a Vice President in charge of clinical therapeutics and Director of Clinical Oncology Research at Warner Lambert Company's Parke Davis Pharmaceutical Research Division. He trained as a hematologist and oncologist at the University of Puerto Rico School of Medicine, San Juan, where he received his M.D. and subsequently held faculty appointments. He has been an adjunct associate professor in the Department of Medicine (Hematology and Medical Oncology) at the University of Michigan Medical School, was a founder of the Puerto Rico Society of Hematology and the Latin American Society of Hematology, and is a fellow of the International Society of Hematology and the Royal Society of Medicine (London).

     Dr. Hanna joined us in February 1990 as Vice President, Research and Preclinical Development. In August 1993, Dr. Hanna was promoted to Senior Vice President, Research and Preclinical Development and in May 1998 he was promoted to Chief Scientific Officer. From 1981 to 1990, Dr. Hanna served as Associate Director and then Director of the Department of Immunology at SmithKline Beecham focusing on autoimmune and chronic inflammatory diseases. From 1978 to 1981, he was a research scientist at the NCI-Frederick Cancer Research Center, where he studied the role of immune system cells in host defenses against cancer. From 1973 to 1978, Dr. Hanna was a lecturer in the Department of Immunology at the Hebrew University Medical School in Israel, where he received his Ph.D. in Immunology. Pursuant to our agreement with CPI, Dr. Hanna is a director of CPI.

     Dr. Berthold joined us in February 2000 as Senior Vice President, Biopharmaceutical Science. He previously served from 1995 to 2000 as Vice President Biopharmaceuticals at Hoffmann-La Roche Inc. and also served as International Advisor for all Roche pharmaceutical biotechnology projects in development. Previously, Dr. Berthold served as head of the Biotech Process Development Group for pharmaceutical biologics at Thomae/Boehringer Ingelheim from 1979 to 1995, which operates one of the world's largest biopharmaceutical manufacturing plants. Dr. Berthold received his Ph.D. in biochemistry from University of London, England.

     Dr. Geigert joined us in May 1996 as Vice President, Quality. He previously served from 1991 to May 1996 as Vice President, Quality Control at Immunex Corporation, a biotechnology company. From 1973 to 1991, he was employed by Cetus Corporation where he served most recently as Director of Quality Control and Product Evaluation. Dr. Geigert holds a B.S. degree in Chemistry from Washington State University and a Ph.D. in Organic Chemistry/Analytical Chemistry from Colorado State University.

     Ms. Matsui joined us in November 1992 as Senior Director, Planning and Resource Development with primary responsibility for strategic planning and human resources. In December 1994, Ms. Matsui was promoted to Vice President, Planning and Resource Development. Ms. Matsui's current responsibilities include investor relations, corporate communications, human resources, project management and strategic planning. As a consultant during 1992, Ms. Matsui assisted in the planning and implementation of our unification from sites in Northern and Southern California to its present site in San Diego. From 1977 to 1991, she served in a variety of marketing and general management positions at Wells Fargo Bank including Vice President and Manager responsible for Consumer Retirement Programs and Vice President and Manager in charge of company-wide Employee Relations and Communications. Ms. Matsui received her B.A. and M.B.A. from Stanford University.

     Mr. Schneider joined us in February 1987 as Director, Finance and Administration and served as Senior Director, Finance and Administration from 1990 to 1991. In November 1991, he became Vice President, Finance and Administration and in February 1996 he was appointed Vice President and Chief Financial Officer. From 1984 to 1987, Mr. Schneider served as the Manager of Financial Reporting and as a Senior Analyst for Syntex Laboratories. He received a B.S. in biochemistry from University of California, Davis, received his M.B.A. at the University of Southern California and earned his C.P.A. qualifications while working for KPMG LLP.

     Mr. Woolcott joined us in March 1989 as Intellectual Property Counsel. In 1990, he became Intellectual Property and Licensing Counsel. Mr. Woolcott was promoted to Deputy General Counsel in 1991 and General Counsel in 1992. In 1993, Mr. Woolcott was appointed Secretary of the Company. In 1994, he was promoted to Vice President, Secretary, General Counsel & Licensing Executive. From 1985 to 1987, he served as Patent Counsel and Associate Counsel at Hybritech, Inc. From 1987 to 1989, he was engaged in the private practice of law in Seattle, Washington. Mr. Woolcott received a B.S. in Biochemistry from Pacific Lutheran University and his J.D. from George Washington University.

     The information required by this item in regards to the identification of Directors is hereby incorporated by reference to the information contained under the caption "Election of Directors" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 17, 2000.

     The information required by Section 16(a) is hereby incorporated by reference to the information contained under the caption "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 17, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this item is hereby incorporated by reference to the information contained under the caption "Executive Compensation and Related Information" in the Proxy Statement for our Annual Meeting of Stockholders to be held on May 17, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is hereby incorporated by reference to the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for our Annual Meeting of Stockholders to be held on May 17, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is hereby incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for our Annual Meeting of Stockholders to be held on May 17, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a. 1) Consolidated Financial Statements:

                                                                      PAGE
                                                                      ----
        Consolidated Balance Sheets -- December 31, 1999 and 1998...    *
        Consolidated Statements of Operations -- Years ended
          December 31, 1999, 1998 and 1997..........................    *
        Consolidated Statements of Stockholders' Equity -- Years
          ended December 31, 1999, 1998 and 1997....................    *
        Consolidated Statements of Cash Flows -- Years ended
          December 31, 1999, 1998 and 1997..........................    *
        Notes to Consolidated Financial Statements..................    *
        Independent Auditors' Report................................    *

---------------
        * These items are in Item 8 to this Form 10-K.

     2) Financial Statement Schedules:

        SCHEDULE NUMBER                           DESCRIPTION
        ---------------                           -----------
              II          Valuation and qualifying accounts

     All other financial statements schedules are omitted because they are not required or are not applicable, or because the required information is included in the financial statements or notes thereto. Reference is made to Exhibit 23.1.

     3) Exhibits:

     The following exhibits are referenced or included in this Form 10-K.

         EXHIBIT
         NUMBER                             DESCRIPTION
         -------                            -----------
         1.1(19)    Purchase Agreement for $300,000,000 Liquid Yield Option
                    Notes(TM) due 2019 (Zero Coupon -- Subordinated) dated as of
                    February 9, 1999 between the Registrant and Merrill Lynch,
                    Pierce, Fenner & Smith Incorporated.
         2.1(1)     Agreement and Plan of Merger dated as of April 5, 1997
                    between the Registrant and IDEC California.
         3.1(20)    Amended and Restated Certificate of Incorporation of the
                    Registrant.
         3.2(1)     Bylaws of the Registrant.
         4.1        Reference is made to Exhibit 3.1.
         4.2        Reference is made to Exhibit 3.2.
         4.3(2)     1992 Amended and Restated Registration Rights Agreement of
                    IDEC California.
         4.4(1)     Specimen Common Stock Certificate of the Registrant.
         4.5        Reference is made to Exhibit 10.46.
         4.6(7)     1995 Registration Rights Agreement of the Registrant.
         4.8(18)    Preferred Share Purchase Rights.
         4.9(19)    First Amendment to the Preferred Share Purchase Rights
                    Agreement, dated July 22, 1997.
         4.10(19)   Indenture dated as of February 16, 1999 between the
                    Registrant and Chase Manhattan Bank and Trust Company,
                    National Association.
         4.11       Reference is made to Exhibit 1.1
         4.12(10)   Form of Registered Liquid Yield Option(TM) Note due 2019).

         EXHIBIT
         NUMBER                             DESCRIPTION
         -------                            -----------
        10.1(13)    1988 Stock Option Plan of the Registrant, as amended and
                    restated through May 20, 1999.
        10.2(13)    Form of Notice of Grant.
        10.3(13)    Form of Option Agreement.
        10.4(12)    Letter Agreement between the Registrant and Genentech, Inc., dated May 21, 1996.
        10.5(2)     401(k) Plan of the Registrant.
        10.6(2)     Form of acceleration of vesting letter agreement between the
                    Registrant and certain officers.
        10.7(2)+    License Agreement with Coulter Immunology, dated May 16,
                    1991.
        10.8(3)     Lease Agreement between the Registrant and Torrey Sorrento,
                    Inc., dated July 9, 1992.
        10.9(3)+    Collaborative Research and License Agreement between the
                    Registrant and SmithKline Beecham p.l.c., dated October 12,
                    1992.
        10.10(3)    Investment Agreement between the Registrant and S.R. One,
                    Limited, dated October 16, 1992.
        10.11(13)   1995 Employee Stock Purchase Plan, as amended and restated
                    through May 20, 1999.
        10.12(4)+   Collaborative Development Agreement between the Registrant and Mitsubishi -- Tokyo Pharmaceuticals, Inc., formerly
                    Mitsubishi Chemical Corporation, dated November 11, 1993.
        10.13(4)    Employment Agreement between the Registrant and Dr. Antonio
                    Grillo-Lopez dated September 25, 1992.
        10.14(17)   1993 Non-Employee Directors Stock Option Plan, as amended
                    and restated through February 20, 1998.
        10.15(6)+   Collaborative Development Agreement between the Registrant and Seikagaku Corporation dated December 27, 1994.
        10.16(6)+   License Agreement between the Registrant and Seikagaku
                    Corporation dated December 27, 1994.
        10.27(6)    1994 Registration Rights Agreement.
        10.28(6)    Investment Agreement between the Registrant, SmithKline
                    Beecham p.l.c. and SmithKline Beecham Corporation, dated
                    December 28, 1994.
        10.29(7)    Master Definitions Agreement between the Registrant and
                    Genentech. Inc.
        10.30(7)+   Collaboration Agreement between the Registrant and
                    Genentech. Inc., dated March 16, 1995.
        10.31(7)+   Expression Technology Agreement between the Registrant and
                    Genentech. Inc., dated March 16, 1995.
        10.32(7)    Preferred Stock Purchase Agreement between the Registrant
                    and Genentech. Inc., dated March 16, 1995.
        10.33(7)    Option Agreement between the Registrant and Genentech, Inc., dated March 16, 1995.
        10.34(7)    Preferred and Common Stock Purchase Agreement between the
                    Registrant and ML/MS Associates, L.P., dated March 16, 1995.
        10.35(9)*   Amendment Agreement between the Registrant and SmithKline
                    Beecham p.l.c., dated January 20, 1993.

         EXHIBIT
         NUMBER                             DESCRIPTION
         -------                            -----------
        10.36(9)*   Modification of the Amendment Agreement between the
                    Registrant and SmithKline Beecham p.l.c., dated June 14,
                    1993.
        10.37(8)    Special Stock Issuance Plan.
        10.40(15)+  Collaborative Development Agreement between the Registrant and Eisai Co., Ltd. dated December 11, 1995.
        10.41(15)+  License Agreement between the Registrant and Eisai Co., Ltd.
                    dated December 11, 1995.
        10.42(15)+  License Agreement between the Registrant, Genentech, Inc.
                    and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
        10.43(15)+  Development Agreement between the Registrant, Genentech,
                    Inc. and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
        10.44(15)+  Supply Agreement between the Registrant and Zenyaku Kogyo
                    Co., Ltd. dated November 30, 1995.
        10.45(15)+  Termination Agreement between the Registrant and Zenyaku
                    Kogyo Co., Ltd. dated November 30, 1995.
        10.46(15)+  Amendment to the Development Agreement between the
                    Registrant, Genentech, Inc. and Zenyaku Kogyo Co., Ltd.
                    dated November 30, 1995.
        10.47(15)   Amendment to Collaboration Agreement between the Registrant and Genentech, Inc. dated November 30, 1995.
        10.48(11)+  License Agreement between the Registrant and Chugai
                    Pharmaceutical Co., Ltd., dated March 31, 1996.
        10.49(14)   Lease Agreement between the Registrant and All Spectrum
                    Services, Inc., dated August 13, 1996.
        10.50(1)    Form of Indemnification Agreement for Officers and
                    Directors.
        10.51(16)+  9-AC Asset Transfer Agreement between the Registrant,
                    Pharmacia & Upjohn S.p.A. and Pharmacia & Upjohn Company,
                    dated February 10, 1997.
        10.52(19)   Purchase Agreement for $300,000,000 Liquid Yield Option(TM)
                    Notes due 2019 (Zero Coupon -- Subordinated) dated as of
                    February 9, 1999 between the Registrant and Merrill Lynch,
                    Pierce, Fenner & Smith Incorporated.
        10.53(19)   Indenture dated as of February 16, 1999 between the
                    Registrant and Chase Manhattan Bank and Trust Company,
                    National Association.
        10.54(21)+  Collaboration & License Agreement between the Company and
                    Schering Aktiengesellschaft dated June 9, 1999.
        10.55(21)   IDEC Pharmaceuticals Corporation's Deferred Compensation
                    Plan, dated January 1, 1999.
        10.58*      Amended and Restated Collaborative Research and License
                    agreement between IDEC Pharmaceuticals Corporation and
                    SmithKline Beecham p.l.c., dated February 29, 2000
        12.1        Computation of Ratio of Earnings to Fixed Charges.
        22.1(2)     Subsidiary of the Company.
        23.0        Independent Auditors' Report on Schedule and Consent
        23.1        Financial Statement Schedule
        27.1        Financial Data Schedule

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

(10) Incorporated by reference to exhibit 4.4, to the Company's Registration Statement on Form S-3, File No. 333-85339.

(11) Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

(12) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-K, dated May 21, 1996.

(13) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8, File No. 333-81625.

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

(17) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-8, File No. 333-62817.

(18) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form 8-A, dated August 1, 1997.

(19) Incorporated by reference to exhibit filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(20) Incorporated by reference to exhibit filed with the Registrant's Proxy Statement filed on November 4, 1999.

(21) Incorporated by reference to exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

b. No reports on Form 8-K were filed during the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IDEC PHARMACEUTICALS CORPORATION

Date: March 30, 2000                      By: /s/ WILLIAM H. RASTETTER
                                            ------------------------------------
                                                William H. Rastetter, Ph.D.,
                                                          Chairman,
                                               President and Chief Executive
                                                           Officer

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

                          NAME                                      CAPACITY                  DATE
                          ----                                      --------                  ----

                /s/ WILLIAM H. RASTETTER                  Chairman, President and Chief  March 30, 2000
--------------------------------------------------------  Executive Officer (Principal
              William H. Rastetter, Ph.D.                      Executive Officer)

                /s/ PHILLIP M. SCHNEIDER                    Vice President and Chief     March 30, 2000
--------------------------------------------------------  Financial Officer (Principal
                  Phillip M. Schneider                      Financial and Accounting
                                                                    Officer)

              /s/ CHARLES C. EDWARDS, M.D.                          Director             March 30, 2000
--------------------------------------------------------
                Charles C. Edwards, M.D.

                 /s/ ALAN B. GLASSBERG                              Director             March 30, 2000
--------------------------------------------------------
                Alan B. Glassberg, M.D.

                 /s/ KAZUHIRO HASHIMOTO                             Director             March 30, 2000
--------------------------------------------------------
                   Kazuhiro Hashimoto

                          NAME                                      CAPACITY                  DATE
                          ----                                      --------                  ----

                /s/ FRANKLIN P. JOHNSON                             Director             March 30, 2000
--------------------------------------------------------
                Franklin P. Johnson, Jr.

                  /s/ ROBERT W. PANGIA                              Director             March 30, 2000
--------------------------------------------------------
                    Robert W. Pangia

                   /s/ BRUCE R. ROSS                                Director             March 30, 2000
--------------------------------------------------------
                     Bruce R. Ross

             /s/ THE HONORABLE LYNN SCHENK                          Director             March 30, 2000
--------------------------------------------------------
               The Honorable Lynn Schenk

                  /s/ WILLIAM D. YOUNG                              Director             March 30, 2000
--------------------------------------------------------
                    William D. Young