Form 10-Q
period 2000-03-31
IDEC PHARMACEUTICALS CORP / DE
filed 2000-05-15
CIK 875045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       OR


[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

                         Commission file number: 0-19311


                        IDEC PHARMACEUTICALS CORPORATION
                        --------------------------------
             (Exact name of registrant as specified in its charter)


Delaware                                                       33-0112644
--------------------------                                 -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


                      3030 Callan Road, San Diego, CA 92121
                      -------------------------------------
               (Address of principal executive offices)(Zip code)

                                 (858) 431-8500
                                 --------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of April 28, 2000 the Registrant had 44,410,633 shares of its common stock, $.0005 par value, issued and outstanding.

                        IDEC PHARMACEUTICALS CORPORATION

                          FORM 10-Q -- QUARTERLY REPORT
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations -- Three months ended March 31, 2000
              and 1999 .............................................................................          1
         Condensed Consolidated Balance Sheets -- March 31, 2000 and December 31, 1999 .............          2
         Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2000
              and 1999 .............................................................................          3
         Notes to Condensed Consolidated Financial Statements ......................................          4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations .....          7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ................................         20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings .........................................................................         20

Item 2.  Changes in Securities .....................................................................         20

Item 3.  Defaults upon Senior Securities ...........................................................         20

Item 4.  Submission of Matters to a Vote of Stockholders...........................................          20

Item 5.  Other Information .........................................................................         20

Item 6.  Exhibits and Reports on Form 8-K...........................................................         20

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)


                                                             Three months ended
                                                                  March 31,
                                                            --------------------
                                                             2000         1999
                                                            -------      -------
Revenues:
    Revenues from unconsolidated joint business             $21,893      $19,279
    Contract revenues                                         3,504        1,232
                                                            -------      -------
      Total Revenues                                         25,397       20,511

Operating costs and expenses:
    Manufacturing costs                                       2,134        4,007
    Research and development                                 14,722        7,819
    Selling, general and administrative                       6,077        4,394
                                                            -------      -------
      Total operating costs and expenses                     22,933       16,220
                                                            -------      -------
Income from operations                                        2,464        4,291
Interest income, net                                          1,876          709
                                                            -------      -------
Income before taxes                                           4,340        5,000
Income tax provision                                            741          191
                                                            -------      -------
Net income                                                  $ 3,599      $ 4,809
                                                            =======      =======

Earnings per share:
      Basic                                                 $  0.08      $  0.12
      Diluted                                               $  0.07      $  0.10

Shares used in calculation of earnings per share:
      Basic                                                  43,449       40,554
      Diluted                                                52,581       48,248


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)


                                                                      March 31,      December 31,
                                                                        2000            1999
                                                                     -----------     ------------
                                                                     (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                           $  89,044       $  61,404
  Securities available-for-sale                                         176,124         184,882
  Contract revenue receivables, net                                         142           1,310
  Due from related parties, net                                          23,248          23,654
  Inventories                                                             1,265           2,400
  Prepaid expenses and other current assets                               4,759           4,869
                                                                      ---------       ---------
        Total current assets                                            294,582         278,519

Property and equipment, net                                              23,612          20,822
Investment and other assets                                               9,073           7,733
                                                                      ---------       ---------
                                                                      $ 327,267       $ 307,074
                                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable                                    $   1,413       $   1,513
  Accounts payable                                                        1,216           1,269
  Accrued expenses                                                       13,352          12,834
  Deferred revenue                                                        3,000              --
                                                                      ---------       ---------
        Total current liabilities                                        18,981          15,616
Notes payable, less current portion                                     124,200         122,910
Deferred taxes and other long-term liabilities                            8,875           8,570
Commitments

Stockholders' equity:
  Convertible preferred stock, $.001 par value                               --              --
  Common stock, $.0005 par value                                             22              21
  Additional paid-in capital                                            206,821         195,218
  Accumulated other comprehensive income - net unrealized losses
      on securities available-for-sale                                     (513)           (543)
  Accumulated deficit                                                   (31,119)        (34,718)
                                                                      ---------       ---------
        Total stockholders' equity                                      175,211         159,978
                                                                      ---------       ---------
                                                                      $ 327,267       $ 307,074
                                                                      =========       =========


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)


                                                                     Three months ended
                                                                          March 31,
                                                                  -------------------------
                                                                    2000            1999
                                                                  ---------       ---------
Cash flows from operating activities:
         Net cash provided by operating activities                $  13,485       $   7,728
                                                                  ---------       ---------

Cash flows from investing activities:
    Purchase of property and equipment                               (3,860)           (617)
    Purchase of securities available-for-sale                       (39,317)        (68,372)
    Sales and maturities of securities available-for-sale            47,927          19,535
                                                                  ---------       ---------
         Net cash provided by (used in) investing activities          4,750         (49,454)
                                                                  ---------       ---------

Cash flows from financing activities:
    Proceeds from issuance of convertible notes, net                     --         112,895
    Payments on notes payable                                          (457)           (757)
    Proceeds from issuance of common stock                            9,862           3,506
                                                                  ---------       ---------
         Net cash provided by financing activities                    9,405         115,644
                                                                  ---------       ---------

Net increase in cash and cash equivalents                            27,640          73,918
Cash and cash equivalents, beginning of period                       61,404          26,929
                                                                  ---------       ---------
Cash and cash equivalents, end of period                          $  89,044       $ 100,847
                                                                  =========       =========


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation: The information at March 31, 2000, and for the three months ended March 31, 2000 and 1999, is unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period. These condensed consolidated financial statements should be read in conjunction with IDEC Pharmaceuticals Corporation's ("we", "our" and "us") Annual Report on Form 10-K for the year ended December 31, 1999.

    Inventories: Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out (FIFO) method. Under our collaborative agreement with Genentech, Inc. ("Genentech"), the sales price of bulk Rituxan(R) sold to Genentech (see Note 2) is capped at a price that is less than our cost to manufacture bulk Rituxan and as such, finished goods inventory is written down to its net realizable value. Such write-downs are recorded in manufacturing costs. Inventories for the three months ended March 31, 2000 and December 31, 1999 consist of the following (table in thousands):

                                           March 31,          December 31,
                                             2000                1999
                                           ---------          ------------
Raw materials                               $1,265              $1,005
Work in process                                 --                  --
Finished goods                                  --               1,395
                                            ------              ------
                                            $1,265              $2,400
                                            ======              ======

    Revenues from Unconsolidated Joint Business: Revenues from unconsolidated joint business consist of our share of the pretax copromotion profits generated from our joint business arrangement with Genentech, revenue from bulk Rituxan sales to Genentech, reimbursement from Genentech of our sales force and development expenses and royalty income from F. Hoffmann-La Roche Ltd. ("Roche"), on sales of Rituximab outside the United States. Revenue from bulk Rituxan sales is recognized when bulk Rituxan is accepted by Genentech. Upon acceptance of bulk Rituxan by Genentech the right to return no longer exists and there are no further performance obligations related to bulk Rituxan. We record our royalty income from Roche with a one-quarter lag. Rituxan is the trade name in the United States for the compound Rituximab. Outside the United States, Rituximab is marketed as MabThera (Rituximab, Rituxan and MabThera are collectively referred to herein as Rituxan, except where otherwise indicated). Under the joint business arrangement, we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes supportive research on Rituxan, post approval clinical studies and obtaining potential approval of Rituxan for additional indications. Genentech provides the support functions for the commercialization of Rituxan in the United States including, marketing, customer service, order entry, distribution, shipping and billing and as of September 1999, all manufacturing responsibilities for Rituxan. Under the joint business arrangement, all U.S. sales of Rituxan and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech (see Note 2). Pretax copromotion profits under the joint business arrangement are derived by taking the U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets to the lower tier on an annual basis, at the beginning of each year. We began recording our profit share at the higher percentage at the beginning of the second quarter of 2000. In 1999, we began recording our profit share at the higher percentage during the second quarter.

    Contract Revenues: Contract revenues consist of nonrefundable research and development funding under collaborative agreements with our strategic partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to the collaborative development programs for certain of our products and product candidates and is recognized at the time research and development activities are performed under the terms of the collaborative agreements. Amounts received under the collaborative agreements are nonrefundable even if the research and development efforts performed by us do not eventually result in a commercial product. Contract revenues earned in excess of contract payments received are classified as contract revenue receivables, and contract research and development funding received in excess of amounts earned are classified as deferred revenue. Contract revenue receivables at March 31, 2000 and December 31,1999 are net of an allowance of $962,000 and $292,000, respectively.

    License Fees: License fees consist of nonrefundable fees from product development milestone payments, the sale of license rights to our proprietary gene expression technology and nonrefundable fees from the sale of product rights under collaborative development and license agreements with our strategic partners. Included in license fees are nonrefundable product development milestone payments which are recognized upon the achievement of product development milestone objectives as stipulated in agreements with our strategic partners. Product development milestone objectives vary in each of our agreements. The achievement of product development milestone objectives that may lead to the recognition of license fees may include but are not limited to: the achievement of preclinical research and development objectives; the initiation of various phases of clinical trials; the filing of an Investigational New Drug ("IND"), Biologics Licensing Application ("BLA") or New Drug Application ("NDA"); the filing of drug license applications in foreign territories; and obtaining United States and/or foreign regulatory product approvals. Revenues from nonrefundable product development milestone payments are recognized when the results or objectives stipulated in the agreement have been achieved. License fees recognized are nonrefundable even if the achievement of the product development objective by us does not eventually result in a commercial product.

    Manufacturing Costs: Manufacturing costs consist of manufacturing costs related to the production of bulk Rituxan sold to Genentech.

    Earnings Per Share: Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities compared to diluted earnings per share which reflects the potential dilution of options, warrants and other convertible securities that could share in our earnings. Calculations of basic and diluted earnings per share use the weighted average number of shares outstanding during the year. Diluted earnings per share for the three months ended March 31, 2000 includes the dilutive effect of 9,132,000 shares of common stock from options and convertible preferred stock and excludes 4,646,000 shares of common stock from the assumed conversion of our 20-year zero coupon subordinated convertible notes ("Notes") and 22,000 shares of common stock from options because their effect is antidilutive. Diluted earnings per share for the three months ended March 31, 1999 includes the dilutive effect of 7,694,000 shares of common stock from options and convertible preferred stock and excludes 2,488,000 shares of common stock from the assumed conversion of our Notes because their effect was antidilutive. All share and earnings per share amounts for the three months ended March 31, 1999 have been restated to reflect our two-for-one stock split effected in December 1999.

    Comprehensive Income: Comprehensive income for the three months ended March 31, 2000 and 1999 was $3,624,000 and $4,612,000, respectively.

NOTE 2.  RELATED PARTY ARRANGEMENTS

    In March 1995, we entered into a collaborative agreement for the clinical development and commercialization of our anti-CD20 monoclonal antibody, Rituxan, for the treatment of certain B-cell non-Hodgkin's lymphomas with Genentech. Concurrent with the collaborative agreement we also entered into an expression technology license agreement with Genentech for a proprietary gene expression technology developed by us and a preferred stock purchase agreement providing for certain equity investments by Genentech in us. Under the terms of these agreements, we have received payments totaling $58,500,000 for the attainment of product development objectives, product license rights and equity investments in us. Additionally, we may be reimbursed by Genentech for certain other development and regulatory approval expenses under the terms of the collaborative agreement. Genentech may terminate this agreement for any reason, which would result in a loss of Genentech's Rituxan product rights.


    In addition, we are copromoting Rituxan in the United States with Genentech under a joint business arrangement, with us receiving a share of the pretax copromotion profits. Under our collaborative agreement with Genentech, the sales price of bulk Rituxan sold to Genentech is capped at a price that is less than our cost to manufacture bulk Rituxan. In September 1999 we transferred all manufacturing responsibilities for bulk Rituxan to Genentech.

    Revenues from unconsolidated joint business for the three months ended March 31, 2000 and 1999 consist of the following (table in thousands):

                                                             2000         1999
                                                            -------      -------
Copromotion profit                                          $15,548      $12,406
Bulk Rituxan sales                                            2,078        3,867
Reimbursement of selling and development expenses             2,429        2,015
Royalty income on sales of Rituximab outside the U.S.         1,838          991
                                                            -------      -------
Total from unconsolidated joint business                    $21,893      $19,279
                                                            -------      -------

    Amounts due from related parties, net at March 31, 2000 and December 31, 1999 consist of the following (table in thousands):

                                                             2000         1999
                                                            -------      -------
Due from Genentech, copromotion profits                     $15,548      $17,869
Due from Genentech, bulk Rituxan sales                        5,379        3,291
Due from Genentech, selling and development expenses          2,295        2,467
Due from Roche                                                   26           27
                                                            -------      -------
Total due from related parties, net                         $23,248      $23,654
                                                            -------      -------

    Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan where Zenyaku Kogyo Co. Ltd. ("Zenyaku") will be responsible for product development, marketing and sales. We receive royalties on sales outside the United States. Additionally, we will receive royalties on sales of Genentech products manufactured using our proprietary gene expression system.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    We are primarily engaged in the commercialization, research and development of targeted therapies for the treatment of cancer and autoimmune diseases. In November 1997, we received approval from the United States Food and Drug Administration (" FDA") to market our first product, Rituxan, in the United States, and in June 1998, Roche, our European marketing partner was granted marketing authorization for Rituximab in all European Union countries. In September 1999, Zenyaku filed a BLA for Rituxan with the Tokyo Government and the Ministry of Health and Welfare and Rituxan is pending approval in Japan. Rituxan is the trade name in the United States and Japan for the compound Rituximab. Outside the United States and Japan, Rituximab is marketed as MabThera (Rituximab, Rituxan and MabThera are collectively referred to as Rituxan, except where otherwise indicated). Rituxan is being copromoted in the United States under a joint business arrangement with Genentech, where we receive a share of the pretax copromotion profits. Under the joint business arrangement we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes conducting supportive research on Rituxan and post approval clinical studies and obtaining potential approval of Rituxan for additional indications. Genentech provides support functions for the commercialization of Rituxan in the United States including marketing, customer service, order entry, distribution, shipping and billing and, as of September 1999, Genentech is responsible for all manufacturing responsibilities for Rituxan. Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan where Zenyaku will be responsible for product development, marketing and sales. We receive royalties on Rituxan sales outside the United States.

    Our revenues include revenues from unconsolidated joint business, contract revenues and license fees. Until the commercialization of Rituxan, a substantial portion of our revenues had been derived from contract revenues and license fees. However, since the commercialization of Rituxan in November 1997, our revenues have depended primarily upon the sale of Rituxan.

    Revenues from unconsolidated joint business consist of our share of the pretax copromotion profits generated from our joint business arrangement with Genentech, revenue from bulk Rituxan sales to Genentech, reimbursement from Genentech of our sales force and development expenses and royalty income from Roche on sales of Rituximab outside the United States. Revenue from bulk Rituxan sales is recognized when bulk Rituxan is accepted by Genentech. We record our royalty income from Roche with a one-quarter lag. Under the joint business arrangement, all U.S. sales of Rituxan and associated costs and expenses are recognized by Genentech, and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the joint business arrangement are derived by taking U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profit at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets to the lower tier on an annual basis, at the beginning of each year. We began recording our profit share at the higher percentage at the beginning of the second quarter of 2000. In 1999, we began recording our profit share at the higher percentage during the second quarter.

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

     The cost of bulk Rituxan sold to Genentech is recorded as manufacturing costs in our condensed consolidated statements of operations. Under our agreement with Genentech, the sales price of bulk Rituxan sold to Genentech is capped at a price that is less than our cost to manufacture bulk Rituxan. In September 1999 we transferred all manufacturing responsibilities for bulk Rituxan to Genentech. Since the transfer of bulk Rituxan manufacturing to Genentech in September 1999, we have been using our remaining manufacturing capacity for production of specification-setting lots and potential commercial inventory of ZEVALIN(TM) antibodies. During the first quarter of 2000 we completed the BLA-enabling bulk manufacturing runs of the antibody component for ZEVALIN. We anticipate using our available manufacturing capacity for production of clinical material.

    We have incurred increasing annual operating expenses and, with the commercialization of Rituxan and preparation for potential commercialization of ZEVALIN, we expect such trends to continue. Since our inception in 1985, through 1997, we incurred annual operating losses. Our ongoing profitability will be dependent upon the continued commercial success of Rituxan, product development, revenues from the achievement of product development objectives and licensing transactions. As of March 31, 2000, we had an accumulated deficit of $31.1 million.

     In April 2000 we announced that we recently completed a preliminary analysis of an 85-patient Phase II multi-center randomized, placebo-controlled, multi-dose clinical trial with IDEC-131. The trail was designed to assess the antibody's safety and potential efficacy in patients with active systemic lupus erythematous (SLE) who remained on background therapy for SLE. IDEC-131 demonstrated a favorable safety profile at repeat doses as high as 10 mg/kg. Additionally, significant improvement in global disease activity as compared to baseline was seen in all IDEC-131 treatment groups as determined by SLE Disease Activity Index scores. However, the improvement noted was not significantly different from that observed in the control group where a marked placebo effect was noted. We intend to expand our clinical development efforts for IDEC-131 into other indications during the year.

RESULTS OF OPERATIONS

    Revenues from unconsolidated joint business for the three months ended March 31, 2000 totaled $21.9 million, compared to $19.3 million for the comparable period in 1999. Revenues from unconsolidated joint business for the three months ended March 31, 2000 and 1999 reflect the financial results from the commercialization of Rituxan through our collaboration with Genentech. Included in these revenues is our share of the pretax copromotion profits generated from our joint business arrangement with Genentech, revenue from bulk Rituxan sales to Genentech, reimbursement from Genentech of our sales force and development expenses and royalty income from Roche on sales of Rituximab outside the United States. Revenues from unconsolidated joint business for the three months ended March 31, 2000 and 1999, consist of the following (table in thousands):

                                                             2000         1999
                                                            -------      -------
Copromotion profit                                          $15,548      $12,406
Bulk Rituxan sales                                            2,078        3,867
Reimbursement of selling and development expenses             2,429        2,015
Royalty income on sales of Rituximab outside the U.S.         1,838          991
                                                            -------      -------
Total from unconsolidated joint business                    $21,893      $19,279
                                                            -------      -------

    During the first quarter of 2000 we recognized the remaining revenues from bulk Rituxan sales to Genentech. Going forward, the transfer of all manufacturing responsibilities to Genentech will result in the loss of revenues to offset our manufacturing costs. The loss of bulk Rituxan revenues may be offset by the potential financial and development timeline benefits of manufacturing ZEVALIN and other clinical antibodies in our manufacturing facility. Under our agreement with Genentech, our pretax copromotion profit-sharing formula has two tiers. We earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed copromotion profit level is met. The profit-sharing formula resets to the lower tier on an annual basis, at the beginning of each year. We began recording our profit share at the higher percentage at the beginning of the second quarter of 2000. In 1999 we began recording our profit share at the higher percentage during the second quarter.

    Rituxan net sales to third-party customers in the United States recorded by Genentech for the three months ended March 31, 2000 amounted to $78.0 million compared to $52.0 million for the comparable period in 1999. This increase was primarily due to increased market penetration in treatments of B-cell non-Hodgkin's lymphoma.

    Our royalty revenue on sales of Rituximab outside the U.S. is based on Roche's end-user sales and is recorded with a one-quarter lag. For the three months ended March 31, 2000 we recognized $1.8 million in royalties from Roche's end-users sales compared to $1.0 million for the comparable period in 1999.

    Contract revenues for the three months ended March 31, 2000 totaled $3.5 million compared to $1.2 million for the comparable period in 1999. The increase in contract research revenues for the three months ended March 31, 2000 is primarily the result of funding under a collaboration and license agreement with Schering Aktiengesellschaft ("Schering AG") offset by decreased funding under a collaborative agreement with Eisai Co, Ltd. ("Eisai").

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

    Manufacturing costs totaled $2.1 million for the three months ended March 31, 2000 compared to $4.0 million for the comparable period in 1999. Manufacturing costs for 2000 and 1999 relate to production of bulk Rituxan sold to Genentech. Manufacturing costs are recognized when Genentech accepts bulk Rituxan inventory. The decrease in manufacturing costs for 2000 is due to the transfer of all manufacturing responsibilities for bulk Rituxan to Genentech in September 1999. The final lots of bulk Rituxan manufactured by us during the third quarter of 1999 were accepted by Genentech during the first quarter of 2000. Since the transfer of bulk Rituxan to Genentech, certain of our manufacturing efforts have been associated with clinical development and such manufacturing expenses have been recorded as research and development expenses.

    Research and development expenses totaled $14.7 million for the three months ended March 31, 2000 compared to $7.8 million for the comparable period in 1999. The increase in research and development expense in 2000 is primarily due to ZEVALIN-related manufacturing expenses relating to process development and manufacturing scale-up and increased personnel expenses, clinical trials and contract manufacturing by third-parties. We expect to continue incurring substantial manufacturing related expenses as we have begun using our manufacturing capacity for production of specification-setting lots and potential commercial inventory of ZEVALIN antibodies, and anticipate using our remaining manufacturing capacity for production of clinical material. We expect to continue incurring substantial additional research and development expenses in the future, due to completion of our primary development program for ZEVALIN and preparation of our ZEVELIN BLA package; the expansion or addition of research and development programs; technology in-licensing; regulatory-related expenses; and preclinical and clinical testing of our various products under development.

    Selling, general and administrative expenses totaled $6.1 million for the three months ended March 31, 2000 compared to $4.4 million for the comparable period in 1999. Selling, general and administrative expenses increased in 2000 primarily due to increased legal expenses, patent filing fees and general increases in general and administrative expenses to support overall organizational growth. Selling, general and administrative expenses are expected to increase in the foreseeable future to support sales and administration, our preparation for the potential commercialization of ZEVALIN, expanded manufacturing capacity, expanded clinical trials, research and development and the potential expansion of our sales and marketing organization.

    Interest income totaled $3.6 million for the three months ended March 31, 2000 compared to $1.6 million for the comparable period in 1999. The increase in interest income in 2000 is primarily due to higher average balances in cash, cash equivalents and securities available-for-sale resulting from the completion of a Notes offering in February 1999, see "Liquidity and Capital Resources," cash provided by operations and cash provided from the issuance of common stock under employee stock option and purchase plans.

    Interest expense totaled $1.7 million for the three months ended March 31, 2000 compared to $0.9 million for the comparable period in 1999. The increase in interest expense in 2000 is primarily due to noncash interest charges relating to the Notes offering in February 1999. Interest expense is expected to increase in the future due to interest charges from the Notes.

    Our effective tax rate for the three months ended March 31, 2000 was approximately seventeen percent compared to four percent in 1999. Our effective tax rate for 2000 and 1999 results from the utilization of net operating loss carryforwards. At December 31, 1999, we had a valuation allowance equal to our deferred tax assets of $57.5 million since we have not established a pattern of profitable operations for income tax reporting purposes. Our net operating loss carryforwards available to offset future taxable income at December 31, 1999 were approximately $87.0 million for federal income tax purposes and begin to expire in 2006. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership in us of more than fifty percent in prior years. However, we anticipate this annual limitation to only result in a slight deferral in the utilization of our net operating loss carryforwards and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operating and capital expenditures since inception principally through the sale of equity securities, commercialization of Rituxan, license fees, contract revenues, lease financing transactions, debt and interest income. We expect to finance our current and planned operating requirements principally through cash on hand, funds from our joint business arrangement with Genentech and with funds from existing collaborative agreements and contracts which we believe will be sufficient to meet our operating requirements for the foreseeable future. Existing collaborative research agreements and contracts, however, could be canceled by the contracting parties. In addition, we may, from time to time seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. There can be no assurance that additional funds will be obtained through these sources on acceptable terms, if at all. Should we not enter into any such arrangements, we anticipate our cash, cash equivalents and securities available-for-sale, together with the existing agreements and contracts and cash generated from our joint business arrangement with Genentech, will be sufficient to finance our currently anticipated needs for operating and capital expenditures for the foreseeable future. If adequate funds are not available from the joint business arrangement, operations or additional sources of financing, our business could be materially and adversely affected.

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

    At March 31, 2000, we had $265.2 million in cash, cash equivalents and securities available-for-sale compared to $246.3 million at December 31, 1999. Sources of cash, cash equivalents and securities available-for-sale during the three months ended March 31, 2000, included $13.5 million from operations and $9.9 million from the issuance of common stock under employee stock option and purchase plans. Uses of cash, cash equivalents and securities available-for-sale during the three months ended March 31, 2000, included $3.9 million used to purchase capital equipment and $0.5 million used to pay notes payable.

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

    In September 1997, we entered into a development and license agreement with Cytokine Pharmasciences, Inc., formally known as Cytokine Networks, Inc., ("CPI"). Under the terms of the development and license agreement with CPI, we may make payments to CPI totaling up to $10.5 million, subject to attainment of certain product development milestone objectives, of which $3.0 million has been paid through March 31, 2000.

    In October 1992, we entered into a collaborative research and license agreement with SmithKline Beecham p.l.c. ("SmithKline Beecham") related to the development and commercialization of compounds based on our PRIMATIZED(R) anti-CD4 antibodies. In February 2000, we amended and restated our agreement with SmithKline Beecham which resulted in all anti-CD4 program rights, including IDEC-151, being returned to us. We will receive no further funding from SmithKline Beecham under the restated agreement. As part of the restated agreement, SmithKline Beecham has the option to negotiate commercialization and copromotion rights with us for the first compound based on our PRIMATIZED anti-CD4 antibodies to complete a Phase II study. If we do not commercialize and copromote the compound with SmithKline Beecham, we will pay SmithKline Beecham royalties on sales by us, our affiliates and licensees on products emerging from the rights returned to us under the restated agreement.

NEW ACCOUNTING BULLETIN

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, as amended by SAB No. 101A, summarizes certain of the SEC's staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 provides that specific facts and circumstances may result in nonrefundable fees received under our collaborative agreements not being recognized as revenue upon payment but instead recognized as revenue over future periods, which could extend beyond the initial contractual period. There are many unanswered questions related to the application of SAB No. 101 to biotechnology companies, including ours. Some of these questions have been forwarded to the Financial Accounting Standards Board's Emerging Issues Task Force for consideration. We are presently evaluating the impact, if any, that SAB No. 101 will have on our reported results.

   FORWARD-LOOKING INFORMATION AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

   This Form 10-Q contains forward-looking statements based on our current expectations. You should be aware that such statements are projections or estimates as to future events, and actual results may differ materially.

   In addition to the other information in this Form 10-Q, you should carefully consider the following risk factors which could affect our actual future results and have a material and adverse effect on our business, financial condition and results of operations. The risks and uncertainties described below are not the only ones facing us, and additional risks and uncertainties may also impair our business operations.

OUR REVENUES RELY SIGNIFICANTLY ON RITUXAN SALES

   Our revenues currently depend largely upon continued U.S. sales of a single commercialized product, Rituxan. We cannot be certain that Rituxan will continue to be accepted in the United States or in any foreign markets or that Rituxan sales will continue to increase. A number of factors may affect the rate and level of market acceptance of Rituxan, including:

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

VOLATILITY OF OUR STOCK PRICE

   The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the market price of our common stock fluctuated between $24 7/8 per share and $173 per share during the twelve months ended April 28, 2000. The market price of our common stock will likely continue to fluctuate due to a variety of factors, including:

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

        -   hedge and/or arbitrage activities by holders of our Notes;

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

   The completion rate of clinical trials depends significantly upon the rate of patient enrollment. Factors that affect patient enrollment include:

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

WE RELY HEAVILY ON CERTAIN SUPPLIERS

   Some materials used in our products and potential products, including Rituxan and ZEVALIN, are currently available only from sole or limited number of suppliers. In addition, the suppliers of some materials for our products must be approved by the FDA and/or by other governmental agencies. For example, we have identified a new commercial supplier of the radioisotope used with our ZEVALIN product. Prior to the commercialization of ZEVALIN, the supplier will be required to obtain NDA approval. Although we have initiated a program for identifying alternative suppliers for certain materials, any interruption or delay in our supply of materials, or delays in obtaining applicable governmental approvals or any loss of a sole source supplier, including any interruption or loss related to the supply or supplier of our radioisotope for ZEVALIN, could have a material adverse effect on our business, financial condition and results of operations.

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

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE

   We have limited experience with commercial sales and marketing, based entirely upon our launch and subsequent sales of Rituxan. Outside the United States, our strategy is to pursue and to rely solely upon collaborations with established pharmaceutical companies for marketing, distribution and sale of our products. We currently have no plans to directly market outside the United States. Since we currently rely upon copromotion partners in the United States and rely exclusively on third-parties outside the United States, we cannot be certain that our products will be marketed and distributed in accordance with our expectations or that our market research or sales forecasts will be accurate. We also cannot be certain that we will ever be able to develop our own sales and marketing capabilities to an extent that we would not need to rely on third-party efforts, or that we will be able to maintain satisfactory arrangements with the third parties on whom we rely.

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

   In September 1999, an interference to determine priority of inventorship was declared in the United States Patent and Trademark Office between Dartmouth University's patent application (which patent application has been exclusively licensed to us) and Columbia University's patent (which patent we believe has been exclusively licensed to Biogen) relating to anti-CD40L antibodies. We are aware that oppositions have been filed to a granted Japanese Immunex patent relating to anti-CD40L antibodies. We are also aware that oppositions have been filed in the European Patent Office to granted European applications that have been licensed to us. Each of these applications contain claims relating to the use of anti-CD40L antibodies as a therapeutic. Also, we are aware of an opposition that was filed to a granted European patent application which names us as the applicant and which relates to PROVAX and therapeutic use thereof. We have filed a response to the opposition. If the outcome of the interference or any of the oppositions is adverse, in whole or in part, it could result in the scope of some or all of the granted claims being limited, some or all of the granted claims being lost, and/or the granted patent application(s) not proceeding to a patent.

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

FAILURE TO OBTAIN PRODUCT APPROVALS OR COMPLY WITH GOVERNMENT REGULATIONS COULD ADVERSELY AFFECT OUR BUSINESS

   As pharmaceutical manufacturers, we as well as our partners, contract manufacturers and suppliers are subject to extensive, complex, costly and evolving governmental rules, regulations and restrictions administered by the FDA, by other federal and state agencies, and by governmental authorities in other countries. In the United States, our products cannot be marketed until after they are approved by the FDA. Obtaining an FDA approval involves the submission, among other information, of the results of preclinical and clinical studies on the product, and requires substantial time, effort and financial resources. Rituxan is our only product that has received FDA approval, and we cannot be certain that ZEVALIN or any of our product candidates will be approved either in the United States or in other countries in a timely fashion, if at all. Both before and after approval, we, as well as our partners, contract manufacturers and suppliers, are subject to numerous FDA requirements covering, among other things, research and development, testing, manufacturing, quality control, labeling and promotion of drugs, and to government inspection at all times. Among the conditions for NDA or BLA approval is the requirement that the prospective manufacturer's quality control and manufacturing procedures conform on an ongoing basis with Good Manufacturing Practices, or GMP. Before approval of a NDA or BLA, the FDA will perform a prelicensing inspection of the facility to determine its compliance with GMP and other rules and regulations. After the facility is licensed for the manufacture of any product, manufacturers are subject to periodic inspections by the FDA. Failure to meet or comply with any rules, regulations or restrictions of the FDA or other agencies could result in fines, unanticipated expenditures, product delays, non-approval or recall, interruption of production and even criminal prosecution. Although we have instituted internal compliance programs and continue to address compliance issues raised from time-to-time by the FDA, we cannot be certain that we will meet regulatory agency standards or that any lack of compliance will not have a material adverse effect on our business, financial condition or results of operations.

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

WE HAVE ADOPTED SEVERAL ANTITAKEOVER MEASURES AND THE ZERO COUPON SUBORDINATED CONVERTIBLE NOTES MAY HAVE FURTHER ANTITAKEOVER EFFECT

   We have taken a number of actions that could have the effect of discouraging a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example, we reincorporated into Delaware, which subjects us to Section 203 of the Delaware General Corporation Law, providing that we may not enter into a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in the code section. In addition, we have adopted a Stockholder Rights Plan that would cause substantial dilution to a person who attempts to acquire us on terms not approved by our Board of Directors. In addition, our Board of Directors has the authority to issue, without vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares. Any such preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock. The Board of Directors has no present intention of issuing any additional shares of preferred stock (205,514 shares of non-voting convertible preferred stock convertible into 2,341,585 shares of common stock, were outstanding as of April 28, 2000), but reserves the right to do so in the future. In addition, our copromotion arrangement with Genentech provides Genentech with the option to buy the rights to Rituxan in the event that we undergo a change of control, which may limit our attractiveness to potential acquirors.

     We are required by the terms of the Notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any Note at the option of its holder and at a price equal to the issue price plus accrued original issue discount to the date of repurchase. This feature of the Notes may have an antitakeover effect.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and the cost of our debt.

    At March 31, 2000, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained a short-term investment portfolio containing financial instruments in which the majority have original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of corporate obligations and to a lesser extent foreign and U.S. government obligations, are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical ten percent change in interest rates during the three months ended March 31, 2000, would have resulted in approximately a $0.5 million change in pretax income. We have not used derivative financial instruments in our investment portfolio.

    Our long-term debt totaled $125.6 million at March 31, 2000 and was comprised principally of the Notes. Our long-term debt obligations bear interest at a weighed average interest rate of 5.51%. Due to the fixed rate nature of the Notes, an immediate ten percent change in interest rates would not have a material effect on our financial condition or results of operations.

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


                                    IDEC PHARMACEUTICALS CORPORATION


Date:  May 12, 2000              By:    /s/ William H. Rastetter
      ---------------               --------------------------------------------
                                    William H. Rastetter
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date:  May 12, 2000              By:   /s/ Phillip M. Schneider
      ---------------               --------------------------------------------
                                    Phillip M. Schneider
                                    Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)