Form 10-Q
period 2000-06-30
IDEC PHARMACEUTICALS CORP / DE
filed 2000-08-14
CIK 875045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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


                     3030 Callan Road, San Diego, CA 92121
              ---------------------------------------------------
              (Address of principal executive offices) (Zip code)

                                 (858) 431-8500
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of July 31, 2000 the Registrant had 44,852,882 shares of its common stock, $.0005 par value, issued and outstanding.

                        IDEC PHARMACEUTICALS CORPORATION

                          FORM 10-Q -- QUARTERLY REPORT
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                TABLE OF CONTENTS



PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited)
               Condensed Consolidated Statements of Operations -- Three months ended June 30, 2000
                    and 1999 and six months ended June 30, 2000 and 1999  .........................................         1
               Condensed Consolidated Balance Sheets -- June 30, 2000 and December 31, 1999 .......................         2
               Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2000 and 1999 .........         3
               Notes to Condensed Consolidated Financial Statements ...............................................         4

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations ..............         7

Item 3.        Quantitative and Qualitative Disclosures About Market Risk .........................................        20

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings...................................................................................        20

Item 2.        Changes in Securities ..............................................................................        20

Item 3.        Defaults upon Senior Securities ....................................................................        20

Item 4.        Submission of Matters to a Vote of Stockholders ....................................................        20

Item 5.        Other Information...................................................................................        21

Item 6.        Exhibits and Reports on Form 8-K ...................................................................        21

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.


IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)


                                                                 Three months                   Six months
                                                                ended June 30,                 ended June 30.
                                                           -----------------------       -----------------------
                                                             2000           1999           2000           1999
                                                           --------       --------       --------       --------
Revenues:
   Revenues from unconsolidated joint business             $ 31,302       $ 21,045       $ 53,195       $ 40,324
   Contract revenues                                          6,088          1,249          9,592          2,481
   License fees                                                  --         13,000             --         13,000
                                                           --------       --------       --------       --------
        Total revenues                                       37,390         35,294         62,787         55,805

Operating costs and expenses:
   Manufacturing costs                                           --            879          2,134          4,886
   Research and development                                  17,038          9,535         31,760         17,354
   Selling, general and administrative                        6,600          4,859         12,677          9,253
                                                           --------       --------       --------       --------
        Total operating costs and expenses                   23,638         15,273         46,571         31,493
                                                           --------       --------       --------       --------
Income from operations                                       13,752         20,021         16,216         24,312
Interest income, net                                          2,389            930          4,265          1,639
                                                           --------       --------       --------       --------
Income before income tax provision                           16,141         20,951         20,481         25,951
Income tax provision                                         (2,816)        (1,043)        (3,557)        (1,234)
                                                           --------       --------       --------       --------
Net income                                                 $ 13,325       $ 19,908       $ 16,924       $ 24,717
                                                           ========       ========       ========       ========

Earnings per share (1):
       Basic                                               $   0.30       $   0.49       $   0.38       $   0.61
       Diluted                                             $   0.26       $   0.40       $   0.32       $   0.51

Shares used in calculation of earnings per share (1):
       Basic                                                 44,508         41,034         43,979         40,798
       Diluted                                               52,042         53,788         52,301         48,750


(1) Per share data for the three and six months ended June 30, 1999 have been restated to reflect a two-for-one stock split in December 1999.


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

                                                                       June 30,       December 31,
                                                                         2000            1999
                                                                      -----------     ------------
                                                                      (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                           $ 111,983       $  61,404
   Securities available-for-sale                                         162,274         184,882
   Contract revenue receivables, net                                       1,534           1,310
   Due from related parties, net                                          32,901          23,654
   Inventories                                                               778           2,400
   Prepaid expenses and other current assets                               4,109           4,869
                                                                       ---------       ---------
            Total current assets                                         313,579         278,519

Property and equipment, net                                               25,433          20,822
Investment and other assets                                               13,121           7,733
                                                                       ---------       ---------
                                                                       $ 352,133       $ 307,074
                                                                       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable                                    $   1,274       $   1,513
   Accounts payable                                                        1,437           1,269
   Accrued expenses                                                       12,236          12,834
   Deferred revenue                                                        4,368              --
                                                                       ---------       ---------
            Total current liabilities                                     19,315          15,616
Notes payable, less current portion                                      125,664         122,910
Deferred taxes and other long-term liabilities                             9,392           8,570
Commitments

Stockholders' equity:
   Convertible preferred stock, $.001 par value                               --              --
   Common stock, $.0005 par value                                             22              21
   Additional paid-in capital                                            215,979         195,218
   Accumulated other comprehensive loss - net unrealized losses
       on securities available-for-sale                                     (445)           (543)
   Accumulated deficit                                                   (17,794)        (34,718)
                                                                       ---------       ---------
            Total stockholders' equity                                   197,762         159,978
                                                                       ---------       ---------
                                                                       $ 352,133       $ 307,074
                                                                       =========       =========


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

                                                                             Six months ended
                                                                                 June 30,
                                                                        -------------------------
                                                                          2000            1999
                                                                        ---------       ---------
Cash flows from operating activities:
               Net cash provided by operating activities                $  21,367       $  24,267
                                                                        ---------       ---------

Cash flows from investing activities:
      Purchase of property and equipment                                   (6,832)         (1,532)
      Purchase of securities available-for-sale                           (81,219)       (142,106)
      Sales and maturities of securities available-for-sale               105,716          43,358
                                                                        ---------       ---------
               Net cash provided by (used in) investing activities         17,665        (100,280)
                                                                        ---------       ---------

Cash flows from financing activities:
      Proceeds from issuance of convertible notes, net                         --         112,792
      Payments on notes payable                                              (823)         (1,080)
      Proceeds from issuance of common stock                               12,370           5,877
                                                                        ---------       ---------
               Net cash provided by financing activities                   11,547         117,589
                                                                        ---------       ---------

Net increase in cash and cash equivalents                                  50,579          41,576
Cash and cash equivalents, beginning of period                             61,404          26,929
                                                                        ---------       ---------
Cash and cash equivalents, end of period                                $ 111,983       $  68,505
                                                                        =========       =========


See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation: The information at June 30, 2000, and for the three and six months ended June 30, 2000 and 1999, is unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period. These condensed consolidated financial statements should be read in conjunction with IDEC Pharmaceuticals Corporation's ("we", "our" and "us") Annual Report on Form 10-K for the year ended December 31, 1999.

         Inventories: Inventories are stated at the lower of cost or market. Cost is determined in a manner that approximates the first-in, first-out (FIFO) method. Under our collaborative agreement with Genentech, Inc. ("Genentech"), the sales price of bulk Rituxan(R) sold to Genentech (see Note 2) was capped at a price that was less than our cost to manufacture bulk Rituxan and as such, finished goods inventory was written down to its net realizable value. Such write-downs were recorded in manufacturing costs. All manufacturing responsibilities for bulk Rituxan were transferred to Genentech in September 1999. The last sale of bulk Rituxan to Genentech occurred during the first quarter of 2000. Inventories for the six months ended June 30, 2000 and December 31, 1999 consist of the following (table in thousands):

                                          June 30,       December 31,
                                           2000             1999
                                          --------       ------------
Raw materials                              $778            $1,005
Work in process                              --                --
Finished goods                               --             1,395
                                           ----            ------
                                           $778            $2,400
                                           ====            ======

         Revenues from Unconsolidated Joint Business: Revenues from unconsolidated joint business consist of our share of the pretax copromotion profits generated from our joint business arrangement with Genentech, revenue from bulk Rituxan sales to Genentech through March 2000, reimbursement from Genentech of our Rituxan-related sales force and development expenses and royalty income from F. Hoffmann-La Roche Ltd. ("Roche"), on sales of Rituximab outside the United States. Revenue from bulk Rituxan sales was recognized when Genentech accepted the bulk Rituxan. Upon acceptance of bulk Rituxan by Genentech the right to return no longer exists and there are no further performance obligations related to bulk Rituxan. We record our royalty income from Roche with a one-quarter lag. Rituxan is the trade name in the United States for the compound Rituximab. Outside the United States, Rituximab is marketed as MabThera (Rituximab, Rituxan and MabThera are collectively referred to herein as Rituxan, except where otherwise indicated). Under the joint business arrangement, we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes conducting supportive research on Rituxan, post approval clinical studies and obtaining potential approval of Rituxan for additional indications. Genentech provides the support functions for the commercialization of Rituxan in the United States including, marketing, customer service, order entry, distribution, shipping and billing and as of September 1999, all manufacturing responsibilities for Rituxan. Under the joint business arrangement, all U.S. sales of Rituxan and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech (see Note 2). Pretax copromotion profits under the joint business arrangement are derived by taking the U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets to the lower tier on an annual basis, at the beginning of each year. We began recording our profit share at the higher percentage at the beginning of the second quarter of 2000. In 1999, we began recording our profit share at the higher percentage during the second quarter.


        Contract Revenues: Contract revenues consist of nonrefundable research and development funding under collaborative agreements with our strategic partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to the collaborative development programs for certain of our products and product candidates and is recognized at the time research and development activities are performed under the terms of the collaborative agreements. Amounts received under the collaborative agreements are nonrefundable even if the research and development efforts performed by us do not eventually result in a commercial product. Contract revenues earned in excess of contract payments received are classified as contract revenue receivables, and contract research and development funding received in excess of amounts earned are classified as deferred revenue. Contract revenue receivables at June 30, 2000 and December 31,1999 are net of an allowance of $283,000 and $292,000, respectively.

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

        Manufacturing Costs: Manufacturing costs consist of manufacturing costs related to the production of bulk Rituxan sold to Genentech

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

(In thousands, except per share data)                          Three months               Six months
                                                              ended June 30,             ended June 30.
                                                           --------------------      --------------------
                                                             2000         1999         2000         1999
                                                           -------      -------      -------      -------
Numerator:
   Net income                                              $13,325      $19,908      $16,924      $24,717
   Adjustments for interest, net of income tax effect           --        1,568           --           --
                                                           -------      -------      -------      -------
        Net income, adjusted                                13,325       21,476       16,924       24,717

Denominator:
   Weighted-average shares outstanding                      44,508       41,034       43,979       40,798
   Effect of dilutive securities:
      Dilutive options                                       5,282        5,126        5,909        4,970
      Convertible preferred                                  2,252        2,982        2,413        2,982
       Convertible zero-coupon notes due 2019                   --        4,646           --           --
                                                           -------      -------      -------      -------
    Dilutive potential common shares                         7,534       12,754        8,322        7,952
                                                           -------      -------      -------      -------
    Weighted-average shares and dilutive potential
        common shares                                       52,042       53,788       52,301       48,750
                                                           -------      -------      -------      -------
Basic earnings per share                                   $  0.30      $  0.49      $  0.38      $  0.61
Diluted earnings per share                                 $  0.26      $  0.40      $  0.32      $  0.51

        Excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2000 was 4,646,000 shares of common stock from the assumed conversion of our 20-year zero coupon subordinated convertible notes ("Notes") and 798,000 shares and 678,000 shares, respectively, of common stock from options because their effect is antidilutive. Excluded from the calculation of diluted earnings per share for the six months ended June 30, 1999 was 3,572,000 weighted average shares of common stock from the assumed conversion of our Notes because their effect was antidilutive. All share and earnings per share amounts for the three and six months ended June 30, 1999 have been restated to reflect our two-for-one stock split effected in December 1999.

 Comprehensive Income: Other comprehensive income consist of net income and net unrealized losses of securities available for sale. Comprehensive income for the three and six months ended June 30, 2000 was $13,382,000 and $17,005,000, respectively, compared to $19,483,000 and $24,104,000 for the comparable periods in 1999.

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

        In addition, we are copromoting Rituxan in the United States with Genentech under a joint business arrangement, with us receiving a share of the pretax copromotion profits. Under our collaborative agreement with Genentech, the sales price of bulk Rituxan sold to Genentech was capped at a price that was less than our cost to manufacture bulk Rituxan. In September 1999 we transferred all manufacturing responsibilities for bulk Rituxan to Genentech.

        Revenues from unconsolidated joint business for the three and six months ended June 30, 2000 and 1999 consist of the following (table in thousands):

                                                               Three months              Six months
                                                              ended June 30,            ended June 30.
                                                           --------------------      --------------------
                                                            2000         1999         2000         1999
                                                           -------      -------      -------      -------
Copromotion profit                                         $26,670      $18,130      $42,218      $30,775
Bulk Rituxan sales                                              --           --        2,078        3,867
Reimbursement of selling and development expenses            2,590        2,041        5,019        3,817
Royalty income on sales of Rituximab outside the U.S.        2,042          874        3,880        1,865
                                                           -------      -------      -------      -------
Total revenues from unconsolidated joint business          $31,302      $21,045      $53,195      $40,324
                                                           =======      =======      =======      =======


        Amounts due from related parties, net at June 30, 2000 and December 31, 1999 consist of the following (table in thousands):

                                                          June 30,   December 31,
                                                           2000         1999
                                                          --------   ------------
Due from Genentech, copromotion profits                   $25,839      $17,869
Due from Genentech, bulk Rituxan sales                      4,512        3,291
Due from Genentech, selling and development expenses        2,524        2,467
Due from Roche                                                 26           27
                                                          -------      -------
       Total due from related parties, net                $32,901      $23,654
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        We are primarily engaged in the commercialization, research and development of targeted therapies for the treatment of cancer and autoimmune diseases. In November 1997, we received approval from the United States Food and Drug Administration (" FDA") to market our first product, Rituxan, in the United States, and in June 1998, Roche, our European marketing partner was granted marketing authorization for Rituximab in all European Union countries. In September 1999, Zenyaku filed a BLA for Rituxan with the Tokyo Government and the Ministry of Health and Welfare and Rituxan is pending approval in Japan. Rituxan is the trade name in the United States and Japan for the compound Rituximab. Outside the United States, Rituximab is marketed as MabThera (Rituximab, Rituxan and MabThera are collectively referred to as Rituxan, except where otherwise indicated). Rituxan is being copromoted in the United States under a joint business arrangement with Genentech, where we receive a share of the pretax copromotion profits. Under the joint business arrangement we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes conducting supportive research on Rituxan, post approval clinical studies and obtaining potential approval of Rituxan for additional indications. Genentech provides the support functions for the commercialization of Rituxan in the United States including marketing, customer service, order entry, distribution, shipping and billing and, as of September 1999, all manufacturing responsibilities for Rituxan. Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan where Zenyaku will be responsible for product development, marketing and sales. We receive royalties on Rituxan sales outside the United States.

        Our revenues include revenues from unconsolidated joint business, contract revenues and license fees. Until the commercialization of Rituxan, a substantial portion of our revenues had been derived from contract revenues and license fees. However, since the commercialization of Rituxan in November 1997, our revenues have depended primarily upon the sale of Rituxan.

         Revenues from unconsolidated joint business include our share of the pretax copromotion profits generated from our joint business arrangement with Genentech, revenue from bulk Rituxan sales to Genentech through March 2000, reimbursement from Genentech of our Rituxan-related sales force and development expenses and royalty income from Roche on sales of Rituximab outside the United States. Revenue from bulk Rituxan sales was recognized when Genentech accepted the bulk Rituxan. We record our royalty income from Roche with a one-quarter lag. Under the joint business arrangement, all U.S. sales of Rituxan and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the joint business arrangement are derived by taking U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets to the lower tier on an annual basis, at the beginning of each year. We began recording our profit share at the higher percentage at the beginning of the second quarter of 2000. In 1999, we began recording our profit share at the higher percentage during the second quarter.

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

         The cost of bulk Rituxan sold to Genentech was recorded as manufacturing costs in our condensed consolidated statements of operations. Under our agreement with Genentech, the sales price of bulk Rituxan sold to Genentech was capped at a price that was less than our cost to manufacture bulk Rituxan. In September 1999 we transferred all manufacturing responsibilities for bulk Rituxan to Genentech. Since the transfer of bulk Rituxan manufacturing to Genentech in September 1999, we have been using our manufacturing capacity for production of specification-setting lots and pre-commercial inventory of ZEVALIN(TM) antibodies and production of clinical antibodies. During the first quarter of 2000 we completed the BLA-enabling bulk manufacturing runs of the antibody component for ZEVALIN.

        We have incurred increasing annual operating expenses and, with the commercialization of Rituxan and preparation for potential commercialization of ZEVALIN, we expect such trends to continue. Since our inception in 1985, through 1997, we incurred annual operating losses. Our ongoing profitability will be dependent upon the continued commercial success of Rituxan, product development and revenues from the achievement of product development objectives and licensing transactions. As of June 30, 2000, we had an accumulated deficit of $17.8 million.

        In April 2000 we announced that we recently completed a preliminary analysis of an 85-patient Phase II multi-center randomized, placebo-controlled, multi-dose clinical trial with IDEC-131. The trial was designed to assess the antibody's safety and potential efficacy in patients with active systemic lupus erythematous (SLE) who remained on background therapy for SLE. IDEC-131 demonstrated a favorable safety profile at repeat doses as high as 10 mg/kg. Additionally, significant improvement in global disease activity as compared to baseline was seen in all IDEC-131 treatment groups as determined by SLE Disease Activity Index scores. However, the improvement noted was not significantly different from that observed in the control group where a marked placebo effect was noted. We intend to expand our clinical development efforts for IDEC-131 into other indications during the year.

RESULTS OF OPERATIONS

        Revenues from unconsolidated joint business for the three and six months ended June 30, 2000 totaled $31.3 million and $53.2 million, respectively, compared to $21.0 million and $40.3 million for the comparable periods in 1999. Revenues from unconsolidated joint business for the three and six months ended June 30, 2000 and 1999 reflect the financial results from the commercialization of Rituxan through our collaboration with Genentech. Revenues from unconsolidated joint business for the three and six months ended June 30, 2000 and 1999, consist of the following (table in thousands):

                                                                 Three months              Six months
                                                                ended June 30,            ended June 30,
                                                             --------------------      --------------------
                                                               2000         1999         2000         1999
                                                             -------      -------      -------      -------
Copromotion profit                                           $26,670      $18,130      $42,218      $30,775
Bulk Rituxan sales                                                --           --        2,078        3,867
Reimbursement of selling and development expenses              2,590        2,041        5,019        3,817
Royalty income on sales of Rituximab outside the U.S.          2,042          874        3,880        1,865
                                                             -------      -------      -------      -------
      Total revenues from unconsolidated joint business      $31,302      $21,045      $53,195      $40,324
                                                             =======      =======      =======      =======

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

        Rituxan net sales to third-party customers in the United States recorded by Genentech for the three and six months ended June 30, 2000 amounted to $96.7 million and $174.7 million, respectively, compared to $68.3 million and $120.3 million for the comparable periods in 1999. This increase was primarily due to increased market penetration in treatments of B-cell non-Hodgkin's lymphoma and a 5 percent increase in the wholesale price of Rituxan which was effected on September 1, 1999.

        Our royalty revenue on sales of Rituximab outside the U.S. is based on Roche's end-user sales and is recorded with a one-quarter lag. For the three and six months ended June 30, 2000 we recognized $2.1 million and $3.9 million, respectively, in royalties from Roche's end-users sales compared to $0.9 million and $1.9 million for the comparable periods in 1999.

        Contract revenues for the three and six months ended June 30, 2000 totaled $6.1 million and $9.6 million, respectively, compared to $1.2 million and $2.5 million for the comparable periods in 1999. The increase in contract research revenues for the three and six months ended June 30, 2000 is primarily the result of funding under a collaboration and license agreement with Schering Aktiengesellschaft ("Schering AG") and a collaborative research and development agreement with Taisho Pharmaceuticals Co. Ltd. of Tokyo ("Taisho") offset by decreased funding under a collaborative agreement with Eisai Co, Ltd. ("Eisai").

        License fees for the three and six months ended June 30, 1999 totaled $13.0 million which is the result of a non-recurring $13.0 million upfront licensing free from Schering AG for the exclusive marketing and distribution rights of ZEVALIN outside the United States.

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

        There were no manufacturing costs for the three months ended June 30, 2000 compared to $0.9 million for the comparable period in 1999. Manufacturing costs totaled $2.1 million for the six months ended June 30, 2000 compared to $4.9 million for the comparable period in 1999. Manufacturing costs relate to production of bulk Rituxan sold to Genentech. Manufacturing costs were recognized when Genentech accepted bulk Rituxan inventory. The decrease in manufacturing costs for 2000 is due to the transfer of all manufacturing responsibilities for bulk Rituxan to Genentech in September 1999. The final lots of bulk Rituxan manufactured by us during the third quarter of 1999 were accepted by Genentech during the first quarter of 2000. Since the transfer of all manufacturing responsibilities for bulk Rituxan to Genentech, we have been using our manufacturing capacity for production of specification-setting lots and pre-commercial inventory of ZEVALIN antibodies and production of clinical antibodies. Those manufacturing expenses have been recorded as research and development expenses.

         Research and development expenses totaled $17.0 million and $31.8 million for the three and six months ended June 30, 2000, respectively, compared to $9.5 million and $17.4 million for the comparable periods in 1999. The increase in research and development expenses in 2000 is primarily due to ZEVALIN-related manufacturing and process development expenses, technology in-licensing, clinical trials, expansion of our facilities and contract manufacturing to third-parties. We expect to continue incurring substantial manufacturing related expenses as we have begun using our manufacturing capacity for production of specification-setting lots and pre-commercial inventory of ZEVALIN antibodies and production of other clinical antibodies under development. In the future we expect to continue incurring substantial additional research and development expenses due to: completion of our primary development program for ZEVALIN and preparation of our ZEVELIN BLA package; the expansion or addition of research and development programs; technology in-licensing; regulatory-related expenses; facility expansion; and preclinical and clinical testing of our various products under development.

        Selling, general and administrative expenses totaled $6.6 million and $12.7 million for the three and six months ended June 30, 2000 compared to $4.9 million and $9.3 million for the comparable periods in 1999. Selling, general and administrative expenses increased in 2000 primarily due to increased legal and patent filing fees and general increases in general and administrative expenses to support overall organizational growth. Selling, general and administrative expenses are expected to increase in the foreseeable future to support expanded growth in sales, marketing and administration related to the potential commercialization of ZEVALIN, manufacturing capacity, clinical trials and research and development.

        Interest income totaled $4.2 million and $7.8 million for the three and six months ended June 30, 2000 compared to $2.7 million and $4.3 million for the comparable periods in 1999. The increase in interest income in 2000 is primarily due to higher average balances in cash, cash equivalents and securities available-for-sale resulting from the completion of a Notes offering in February 1999, see "Liquidity and Capital Resources," cash provided by operations and cash provided from the issuance of common stock under employee stock option and purchase plans.

        Interest expense totaled $1.8 million and $3.5 million for the three and six months ended June 30, 2000 compared to $1.7 million and $2.6 million for the comparable periods in 1999. The increase in interest expense in 2000 is primarily due to noncash interest charges relating to the Notes offering in February 1999. Interest expense is expected to increase in the future due to interest charges from the Notes.

        Our effective tax rate for the six months ended June 30, 2000 was approximately seventeen percent compared to five percent in 1999. Our effective tax rate for 2000 and 1999 results from the utilization of net operating loss carryforwards. At December 31, 1999, we had a valuation allowance equal to our deferred tax assets of $57.5 million since we have not established a pattern of profitable operations for income tax reporting purposes. Our net operating loss carryforwards available to offset future taxable income at December 31, 1999 were approximately $87.0 million for federal income tax purposes and begin to expire in 2006. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership in us of more than fifty percent in prior years. However, we anticipate this annual limitation to only result in a slight deferral in the utilization of our net operating loss carryforwards and tax credits.

LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operating and capital expenditures since inception principally through the sale of equity securities, commercialization of Rituxan, license fees, contract revenues, lease financing transactions, debt and interest income. We expect to finance our current and planned operating requirements principally through cash on hand, funds from our joint business arrangement with Genentech and with funds from existing collaborative agreements and contracts which we believe will be sufficient to meet our operating requirements for the foreseeable future. Existing collaborative research agreements and contracts however could be canceled by the contracting parties. In addition, we may, from time to time seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. There can be no assurance that additional funds will be obtained through these sources on acceptable terms, if at all. Should we not enter into any such arrangements, we anticipate our cash, cash equivalents and securities available-for-sale, together with the existing agreements and contracts and cash generated from our joint business arrangement with Genentech, will be sufficient to finance our currently anticipated needs for operating and capital expenditures for the foreseeable future. If adequate funds are not available from the joint business arrangement, operations or additional sources of financing, our business could be materially and adversely affected.

         Our working capital and capital requirements will depend upon numerous factors, including: the continued commercial success of Rituxan; the progress of our preclinical and clinical testing; fluctuating or increasing manufacturing requirements and research and development programs; timing and expense of obtaining regulatory approvals; levels of resources that we devote to the development of manufacturing, sales and marketing capabilities, including resources devoted to the potential commercial launch of ZEVALIN; technological advances; status of competitors; and our ability to establish collaborative arrangements with other organizations.

        Until required for operations we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, United States government instruments and other readily marketable debt instruments in accordance with our investment policy.

        At June 30, 2000, we had $274.3 million in cash, cash equivalents and securities available-for-sale compared to $246.3 million at December 31, 1999. Sources of cash, cash equivalents and securities available-for-sale during the six months ended June 30, 2000, included $21.4 million from operations and $12.4 million from the issuance of common stock under employee stock option and purchase plans. Uses of cash, cash equivalents and securities available-for-sale during the six months ended June 30, 2000, included $6.8 million used to purchase capital equipment and $0.8 million used to pay notes payable.

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

         In September 1997, we entered into a development and license agreement with Cytokine Pharmasciences, Inc., formally known as Cytokine Networks, Inc., ("CPI"). Under the terms of the development and license agreement with CPI, we may make payments to CPI totaling up to $10.5 million plus a share of future royalty and development milestone payments received by us from third parties subject to attainment of certain product development milestone objectives, of which $3.5 million has been paid through June 30, 2000.

        In October 1992, we entered into a collaborative research and license agreement with SmithKline Beecham p.l.c. ("SmithKline Beecham") related to the development and commercialization of compounds based on our PRIMATIZED(R) anti-CD4 antibodies. In February 2000, we amended and restated our agreement with SmithKline Beecham which resulted in all anti-CD4 program rights, including IDEC-151, being returned to us. We will receive no further funding from SmithKline Beecham under the restated agreement. As part of the restated agreement, SmithKline Beecham has the option to negotiate commercialization and copromotion rights with us for the first compound based on our PRIMATIZED anti-CD4 antibodies to complete a Phase II study. If we do not commercialize and copromote the compound with SmithKline Beecham, we will pay SmithKline Beecham royalties on sales and licensees by us or our affiliates, on products emerging from the rights returned to us under the restated agreement.

NEW ACCOUNTING BULLETIN

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB No. 101"). SAB No. 101, as amended by SAB No. 101B, summarizes certain of the SEC's staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 provides that specific facts and circumstances may result in nonrefundable fees received under our collaborative agreements not being recognized as revenue upon payment but instead recognized as revenue over future periods. We are presently evaluating the impact, if any, that SAB No. 101 will have on our reported results. Implementation of SAB No. 101 is required no later than the fourth quarter of 2000.

         In March of 2000, the Financial Accounting Standards Boards ("FASB") issued FASB Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of Accounting Principles Board Opinion No. 25. FIN 44 is effective July 1, 2000. We do not expect the application of FIN 44 to have a significant effect on our consolidated financial statements.

   FORWARD-LOOKING INFORMATION AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

        This Form 10-Q contains forward-looking statements based on our current expectations. You should be aware that such statements are projections or estimates as to future events, and actual results may differ materially.

        In addition to the other information in this Form 10-Q, you should carefully consider the following risk factors that could affect our actual future results and have a material and adverse effect on our business, financial condition and results of operations. The risks and uncertainties described below are not the only ones facing us, and additional risks and uncertainties may also impair our business operations.

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

VOLATILITY OF OUR STOCK PRICE

        The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the market price of our common stock fluctuated between $42 3/4 per share and $173 per share during the twelve months ended August 11, 2000. The market price of our common stock will likely continue to fluctuate due to a variety of factors, including:

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

        Since the completion in September 1999 of our obligation to manufacture bulk Rituxan, we have commenced conversion of our manufacturing facility to a multi-product facility, where we will initially manufacture ZEVALIN and other clinical antibodies. We cannot be certain that our manufacturing performance will meet our expectations. We cannot be certain that we will receive all necessary regulatory approvals for a multi-product facility, or, even if approvals are received, that the approvals will be obtained within our budgeted time and expense estimations. Our failure to successfully convert the manufacturing facility in a timely manner could have an adverse effect on our product development efforts, our ability to timely file our product license applications and our ability to timely produce commercial supplies of the ZEVALIN antibody, if approved, and could cause us to incur significant unabsorbed overhead costs. To the extent we cannot produce our own biologics, we will need to rely on third-party manufacturers, of which there are only a limited number capable of manufacturing biologics as contract suppliers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers.

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

        - two U.S. patents assigned to Glaxo Wellcome and foreign counterparts directed to methods of growing CHO cells in media that is free from components obtained directly from an animal source;

        - two U.S. patents assigned to Coulter Pharmaceutical, Inc. and the Regents of the University of Michigan; one that relates to compositions comprising radiolabeled antibodies directed to CD20 antigen which are administered at nonmyelosuppressive doses, and the second patent which relates to methods of treating lymphoma with anti-CD20 antibodies in combination with an anti-CD20 radiolabeled antibody, an apoptosis-inducing agent, external beam radiation, or a chemotherapeutic agent.

        - a U.S. patent and foreign counterparts filed by Bristol-Myers Company that relate to ligands to a B7 antigen;

        - two U.S. patents assigned to Columbia University and a Japanese patent assigned to Immunex, which we believe have been exclusively licensed to Biogen, related to monoclonal antibodies to the 5C8 antigen found on T cells and methods of their use. We believe the 5C8 antigen is associated with CD40L, the target for our anti-CD40L antibodies expressed on the surface of activated T cells; and

        - a number of issued U.S. and foreign patents that relate to various aspects of radioimmunotherapy of cancer and to methods of treating patients with anti-CD4 antibodies.

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

        We are aware that on May 28, 1999, Glaxo Wellcome filed a patent infringement lawsuit against Genentech in the U.S. District Court in Delaware. According to Genentech's Form 10-Q for the quarter ended March 31, 2000, that suit asserts that Genentech infringes four U.S. patents owned by Glaxo Wellcome. Two of the patents relate to the use of specific kinds of monoclonal antibodies for the treatment of human disease, including cancer. The other two patents asserted against Genentech relate to preparations of specific kinds of monoclonal antibodies which are made more stable and the methods by which such preparations are made. Genentech believes that the suit relates to the manufacture, use and sale of Rituxan and their product Herceptin. The judge has scheduled the trial of this suit to begin January 29, 2001. Based upon the nature of the claims made and the information available to Genentech,

Genentech reports that it believes that the outcome of this action is not likely to have a material adverse effect on their financial position, results of operations or cash flows, but that if an unfavorable ruling were to occur in any quarterly period, there exists the possibility of a material impact on Genentech's net income of that period. If the suit relates to the manufacture, use and sale of Rituxan, and depending on the suit's outcome, there exists the possibility of a material impact on our corresponding period copromotion profit related to Rituxan and a material adverse effect on our business, financial condition and results of operations.

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

WE HAVE ADOPTED SEVERAL ANTITAKEOVER MEASURES AND THE ZERO COUPON SUBORDINATED CONVERTIBLE NOTES MAY HAVE FURTHER ANTITAKEOVER EFFECT

        We have taken a number of actions that could have the effect of discouraging a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example, we reincorporated into Delaware, which subjects us to Section 203 of the Delaware General Corporation Law, providing that we may not enter into a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in the code section. In addition, we have adopted a Stockholder Rights Plan that would cause substantial dilution to a person who attempts to acquire us on terms not approved by our Board of Directors. In addition, our Board of Directors has the authority to issue, without vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares. Any such preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock. The Board of Directors has no present intention of issuing any additional shares of preferred stock (183,014 shares of non-voting convertible preferred stock convertible into 2,091,585 shares of common stock, were outstanding as of July 31, 2000), but reserves the right to do so in the future. In addition, our copromotion arrangement with Genentech provides Genentech with the option to buy the rights to Rituxan in the event that we undergo a change of control, which may limit our attractiveness to potential acquirors.

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

        At June 30, 2000, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained a short-term investment portfolio containing financial instruments in which the majority have original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of corporate obligations and to a lesser extent foreign and U.S. government obligations, are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical ten percent change in interest rates during the six months ended June 30, 2000, would have resulted in approximately a $0.8 million change in pretax income. We have not used derivative financial instruments in our investment portfolio.

        Our long-term debt totaled $126.9 million at June 30, 2000 and was comprised principally of the Notes. Our long-term debt obligations bear interest at a weighed average interest rate of 5.50%. Due to the fixed rate nature of the Notes, an immediate ten percent change in interest rates would not have a material effect on our financial condition or results of operations.

        Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make conversion of the Notes to common stock beneficial to the Notes holders. Conversion of the Notes would have a dilutive effect on our earnings per share and book value per common share.


                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.  None

ITEM 2. CHANGES IN SECURITIES.  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On May 17, 2000, the Company held its Annual Meeting of Stockholders at which the stockholders approved all of the proposals listed below:

        (1) The election of Alan B. Glassberg, M.D., Robert W. Pangia, and William D. Young to the Board of Directors to serve for a three-year term ending in the year 2003, or until their successors shall have been duly elected or appointed or until their earlier death, resignation or removal.

        (2) The amendment to the Company's 1988 Stock Option Plan to increase the total number of common shares authorized for issuance thereunder from 14,270,000 shares to a total of 15,980,000 shares and to extend the term of the Option Plan from December 31, 2002 to December 31, 2005.

        (3) The amendment to the Company's 1993 Non-Employee Directors Stock Option Plan to increase the total number of common shares authorized for issuance thereunder from 740,000 shares to a total of 1,040,000 shares and to extend the term of the Directors Plan from September 13, 2003 to December 31, 2005.

        (4) The selection of KPMG LLP as the Company's independent public accountants for the fiscal year ending December 31, 2000.

            The following directors received the number of votes set opposite their respective names:

                                      For Election      Withheld
                                      ------------      --------
        Alan B. Glassberg, M.D.        37,913,352        52,685
        Robert W. Pangia               37,911,966        54,071
        William D. Young               37,787,432       178,605

                The proposal to amend the 1988 Stock Option Plan received 16,761,336 affirmative votes (for the amendment), 12,583,539 negative votes (against the amendment) and 69,451 votes abstained. The proposal did not receive any broker nonvotes.

                The proposal to amend the 1993 Non-Employee Directors Stock Option Plan received 19,924,598 affirmative votes (for the amendment), 9,419,111 negative votes (against the amendment) and 70,617 votes abstained. This proposal did not receive any broker nonvotes.

                The proposal to select KPMG LLP as the Company's independent public accountants received 37,905,757 affirmative votes (for the selection), 32,624 negative votes (against the selection), and 27,656 votes abstained. This proposal did not receive any broker nonvotes.

ITEM 5. OTHER INFORMATION.  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a)   The following exhibits are referenced.

        Exhibit
        Number       Description
        ------       -----------
        10.10*       Collaborative Development Agreement between the Company and
                     Taisho Pharmaceuticals Co., Ltd. dated December 22, 1999.
        10.11*       License Agreement between the Company and Taisho
                     Pharmaceuticals Co., Ltd. dated December 22, 1999.
        27.1         Financial Data Schedule.

--------------------------------------------------------------------------------
* Confidential treatment requested as to certain portions of this agreement.

  (b)   Reports on Form 8-K.  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            IDEC Pharmaceuticals Corporation


Date: August 14, 2000                       By: /s/ William H. Rastetter
                                                --------------------------------
                                                William H. Rastetter
                                                Chairman of the Board, President
                                                and Chief Executive Officer
                                                (Principal Executive Officer)

Date: August 14, 2000                       By: /s/ Phillip M. Schneider
                                                --------------------------------
                                                Phillip M. Schneider
                                                Vice President and
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)