Form 10-Q
period 2000-09-30
IDEC PHARMACEUTICALS CORP / DE
filed 2000-11-03
CIK 875045

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-19311

                            ------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of October 31, 2000 the Registrant had 45,488,237 shares of its common stock, $.0005 par value, issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        IDEC PHARMACEUTICALS CORPORATION
                          FORM 10-Q--QUARTERLY REPORT
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)
           Condensed Consolidated Statements of Operations--Three
             months ended September 30, 2000 and 1999 and nine months
             ended September 30, 2000 and 1999.........................      1
           Condensed Consolidated Balance Sheets--September 30, 2000
             and December 31, 1999.....................................      2
           Condensed Consolidated Statements of Cash Flows--Nine months
             ended September 30, 2000 and 1999.........................      3
           Notes to Condensed Consolidated Financial Statements........      4

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................      8

Item 3.    Quantitative and Qualitative Disclosures About Market
             Risk......................................................     14

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings...........................................     26

Item 2.    Changes in Securities.......................................     26

Item 3.    Defaults upon Senior Securities.............................     26

Item 4.    Submission of Matters to a Vote of Stockholders.............     26

Item 5.    Other Information...........................................     26

Item 6.    Exhibits and Reports on Form 8-K............................     26

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                            THREE MONTHS           NINE MONTHS
                                                         ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30,
                                                         -------------------   -------------------
                                                           2000       1999       2000       1999
                                                         --------   --------   --------   --------
Revenues:
  Revenues from unconsolidated joint business..........  $36,778    $25,899    $ 89,973   $66,223
  Contract revenues....................................    4,400      4,291      13,992     6,772
  License fees.........................................       --         --          --    13,000
                                                         -------    -------    --------   -------
    Total revenues.....................................   41,178     30,190     103,965    85,995

Operating costs and expenses:
  Manufacturing costs..................................       --      4,789       2,134     9,675
  Research and development.............................   18,008     10,798      49,768    28,152
  Selling, general and administrative..................    6,576      4,622      19,253    13,875
                                                         -------    -------    --------   -------
    Total operating costs and expenses.................   24,584     20,209      71,155    51,702
                                                         -------    -------    --------   -------
Income from operations.................................   16,594      9,981      32,810    34,293
Interest income, net...................................    2,788      1,305       7,053     2,944
                                                         -------    -------    --------   -------
Income before income tax provision.....................   19,382     11,286      39,863    37,237
Income tax provision...................................    3,332        557       6,889     1,791
                                                         -------    -------    --------   -------
Net income.............................................  $16,050    $10,729    $ 32,974   $35,446
                                                         =======    =======    ========   =======
Earnings per share(1):
    Basic..............................................  $  0.36    $  0.26    $   0.74   $  0.86
    Diluted............................................  $  0.30    $  0.21    $   0.63   $  0.71

Shares used in calculation of earnings per share(1):
    Basic..............................................   44,952     41,558      44,305    41,054
    Diluted............................................   52,876     51,082      52,499    49,858

------------------------

(1) Per share data for the three and nine months ended September 30, 1999 have been restated to reflect a two-for-one stock split in December 1999.

     See accompanying notes to condensed consolidated financial statements.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT PAR VALUE)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 96,857        $ 61,404
  Securities available-for-sale.............................     178,126         184,882
  Contract revenue receivables, net.........................       1,611           1,310
  Due from related parties, net.............................      36,965          23,654
  Inventories...............................................         212           2,400
  Prepaid expenses and other current assets.................       5,156           4,869
                                                                --------        --------
    Total current assets....................................     318,927         278,519

Property and equipment, net.................................      45,802          20,822
Investment and other assets.................................      17,902           7,733
                                                                --------        --------
                                                                $382,631        $307,074
                                                                ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable..........................    $  1,139        $  1,513
  Accounts payable..........................................       2,033           1,269
  Accrued expenses..........................................      15,876          12,834
  Deferred revenue..........................................       1,327              --
                                                                --------        --------
    Total current liabilities...............................      20,375          15,616

Notes payable, less current portion.........................     127,197         122,910
Deferred taxes and other long-term liabilities..............       9,572           8,570
Commitments

Stockholders' equity:
  Convertible preferred stock, $.001 par value..............          --              --
  Common stock, $.0005 par value............................          22              21
  Additional paid-in capital................................     227,267         195,218
  Accumulated other comprehensive loss--net unrealized
    losses on securities available-for-sale.................         (58)           (543)
  Accumulated deficit.......................................      (1,744)        (34,718)
                                                                --------        --------
    Total stockholders' equity..............................     225,487         159,978
                                                                --------        --------
                                                                $382,631        $307,074
                                                                ========        ========

     See accompanying notes to condensed consolidated financial statements.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
Cash flows from operating activities:
    Net cash provided by operating activities...............  $  42,168   $  38,118
                                                              ---------   ---------
Cash flows from investing activities:
  Purchase of property and equipment........................    (28,434)     (2,698)
  Purchase of securities available-for-sale.................   (125,204)   (177,007)
  Sales and maturities of securities available-for-sale.....    132,340      71,251
                                                              ---------   ---------
    Net cash used in investing activities...................    (21,298)   (108,454)
                                                              ---------   ---------
Cash flows from financing activities:
  Proceeds from issuance of convertible notes, net..........         --     112,673
  Payments on notes payable.................................     (1,117)     (1,410)
  Proceeds from issuance of common stock....................     15,700      10,478
                                                              ---------   ---------
    Net cash provided by financing activities...............     14,583     121,741
                                                              ---------   ---------
Net increase in cash and cash equivalents...................     35,453      51,405
Cash and cash equivalents, beginning of period..............     61,404      26,929
                                                              ---------   ---------
Cash and cash equivalents, end of period....................  $  96,857   $  78,334
                                                              =========   =========

     See accompanying notes to condensed consolidated financial statements.

                IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION: The information at September 30, 2000, and for the three and nine months ended September 30, 2000 and 1999, is unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period. These condensed consolidated financial statements should be read in conjunction with IDEC Pharmaceuticals Corporation's ("we", "our" and "us") Annual Report on Form 10-K for the year ended December 31, 1999.

    INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined in a manner that approximates the first-in, first-out (FIFO) method. Under our collaborative agreement with Genentech, Inc. ("Genentech"), the sales price of bulk Rituxan-Registered Trademark- sold to Genentech (see Note 2) was capped at a price that was less than our cost to manufacture bulk Rituxan and as such, finished goods inventory was written down to its net realizable value. Such write-downs were recorded in manufacturing costs. All manufacturing responsibilities for bulk Rituxan were transferred to Genentech in September 1999. The last sale of bulk Rituxan to Genentech occurred during the first quarter of 2000. Inventories for the nine months ended September 30, 2000 and year ended December 31, 1999 consist of the following (table in thousands):

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2000            1999
                                                      -------------   ------------
Raw materials.......................................      $212           $1,005
Work in process.....................................        --               --
Finished goods......................................        --            1,395
                                                          ----           ------
                                                          $212           $2,400
                                                          ====           ======

    REVENUES FROM UNCONSOLIDATED JOINT BUSINESS: Revenues from unconsolidated joint business include our share of the pretax copromotion profits generated from our joint business arrangement with Genentech, revenue from bulk Rituxan sales to Genentech through March 2000, reimbursement from Genentech of our Rituxan-related sales force and development expenses and royalty income from
F. Hoffmann-La Roche Ltd. ("Roche"), on sales of Rituximab outside the United States. Revenue from bulk Rituxan sales was recognized when Genentech accepted the bulk Rituxan. Upon acceptance of bulk Rituxan by Genentech the right to return no longer exists and there are no further performance obligations related to bulk Rituxan. We record our royalty income from Roche with a one-quarter lag. Rituxan is the trade name in the United States for the compound Rituximab. Outside the United States, Rituximab is marketed as MabThera (Rituximab, Rituxan and MabThera are collectively referred to herein as Rituxan, except where otherwise indicated). Under the joint business arrangement we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes conducting supportive research on Rituxan, post approval clinical studies and obtaining approval of Rituxan for potential additional indications. Genentech provides the support functions for the commercialization of Rituxan in the United States including, marketing, customer service, order entry, distribution, shipping and billing. Since September 1999, Genentech has been responsible for all worldwide manufacturing responsibilities. Under the copromotion arrangement, all U.S. sales of Rituxan and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the joint business arrangement are derived by taking the U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We began recording our profit share at the higher percentage at the beginning of the second quarter of 2000. In 1999, we began recording our profit share at the higher percentage during the second quarter.

    CONTRACT REVENUES: Contract revenues consist of nonrefundable research and development funding under collaborative agreements with our strategic partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to the collaborative development programs for our products and is recognized at the time research and development activities are performed under the terms of the collaborative agreements. Amounts received under the collaborative agreements are nonrefundable even if the research and development efforts performed by us do not eventually result in a commercial product. Contract revenues earned in excess of contract payments received are classified as contract revenue receivables, and contract research and development funding received in excess of amounts earned are classified as deferred revenue. Contract revenue receivables at September 30, 2000 and December 31,1999 are net of an allowance of $212,000 and $292,000, respectively.

    LICENSE FEES: License fees consist of nonrefundable fees from product development milestone payments, the sale of license rights to our proprietary gene expression technology and nonrefundable fees from the sale of product rights under collaborative development and license agreements with our strategic partners. Included in license fees are nonrefundable product development milestone payments which are recognized upon the achievement of product development milestone objectives as stipulated in agreements with our strategic partners. Product development milestone objectives vary in each of our agreements. The achievement of product development milestone objectives that may lead to the recognition of license fees may include but are not limited to: the achievement of preclinical research and development objectives; the initiation of various phases of clinical trials; the filing of an Investigational New Drug ("IND"), Biologics Licensing Application ("BLA") or New Drug Application ("NDA"); the filing of drug license applications in foreign territories; and obtaining United States or foreign regulatory product approvals. Revenues from nonrefundable product development milestone payments are recognized when the results or objectives stipulated in the agreement have been achieved. License fees recognized are nonrefundable even if the achievement of the product development objective by us does not eventually result in a commercial product.

    MANUFACTURING COSTS: Manufacturing costs consist of manufacturing costs related to the production of bulk Rituxan sold to Genentech.

    EARNINGS PER SHARE: Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per share excludes the dilutive effects of options and other convertible securities compared to diluted earnings per share which reflects the potential dilution of options and other convertible securities that could share in our earnings. Calculations of basic and diluted earnings per share use the weighted average number of shares outstanding during the period. Diluted earnings per share for the three months ended September 30, 2000 includes the diluted effect of 7,924,000 shares of potentially issuable common stock from options and convertible preferred stock and excludes 4,646,000 shares of common stock from the assumed conversion of the 20-year convertible zero coupon subordinated notes ("Notes"). Diluted earnings per share for the nine months ended September 30, 2000 includes the diluted effect of 8,194,000 shares of potentially issuable common stock from options and convertible preferred stock and excludes 4,646,000 shares of common stock from the assumed conversion of the Notes and 71,000 shares of common stock from options because their effect was antidilutive. Diluted earnings per share for the three and nine months ended September 30, 1999 includes the diluted effect of 9,524,000 shares and 8,804,000 shares, respectively, of potentially issuable common stock from options and convertible preferred stock and excludes 4,646,000 shares and 3,934,000 shares, respectively, of common stock from the assumed conversion of the Notes because their effect was antidilutive.

    All share and earnings per share amounts for the three and nine months ended September 30, 1999 have been restated to reflect our two-for-one stock split effected in December 1999.

    COMPREHENSIVE INCOME: Other comprehensive income consists of net income and net unrealized losses of securities available for sale. Comprehensive income for the three and nine months ended September 30, 2000 was $16,436,000 and $33,459,000, respectively, compared to $10,704,000 and $34,809,000 for the comparable periods in 1999.

NOTE 2. RELATED PARTY ARRANGEMENTS

    In March 1995, we entered into a collaborative agreement for the clinical development and commercialization of our anti-CD20 monoclonal antibody, Rituxan, for the treatment of certain B-cell non-Hodgkin's lymphomas with Genentech. Concurrent with the collaborative agreement we also entered into an expression technology license agreement with Genentech for a proprietary gene expression technology developed by us and a preferred stock purchase agreement providing for equity investments by Genentech in us. Under the terms of these agreements, we have received payments totaling $58,500,000 for the attainment of product development objectives, product license rights and equity investments in us. Additionally, we may be reimbursed by Genentech for other development and regulatory approval expenses under the terms of the collaborative agreement. Genentech may terminate this agreement for any reason, which would result in a loss of Genentech's Rituxan product rights.

    In addition, we are copromoting Rituxan in the United States with Genentech under a joint business arrangement, and we receive a share of the pretax copromotion profits. Under our collaborative agreement with Genentech, the sales price of bulk Rituxan sold to Genentech was capped at a price that was less than our cost to manufacture bulk Rituxan. In September 1999 we transferred all manufacturing responsibilities for bulk Rituxan to Genentech.

    Revenues from unconsolidated joint business for the three and nine months ended September 30, 2000 and 1999 consist of the following (table in thousands):

                                                             THREE MONTHS           NINE MONTHS
                                                          ENDED SEPTEMBER 30,   ENDED SEPTEMBER 30.
                                                          -------------------   -------------------
                                                            2000       1999       2000       1999
                                                          --------   --------   --------   --------
Copromotion profit......................................  $32,761    $18,932    $74,979    $49,707
Bulk Rituxan sales......................................       --      3,681      2,078      7,548
Reimbursement of selling and development expenses.......    2,082      2,060      7,101      5,877
Royalty income on sales of Rituximab outside the U.S....    1,935      1,226      5,815      3,091
                                                          -------    -------    -------    -------
Total revenues from unconsolidated joint business.......  $36,778    $25,899    $89,973    $66,223
                                                          =======    =======    =======    =======

    Amounts due from related parties, net at September 30, 2000 and December 31, 1999 consist of the following (table in thousands):

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
Due from Genentech, copromotion profits.....................     $32,203         $17,869
Due from Genentech, bulk Rituxan sales......................       2,642           3,291
Due from Genentech, selling and development expenses........       2,094           2,467
Due from Roche..............................................          26              27
                                                                 -------         -------
    Total due from related parties, net.....................     $36,965         $23,654
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

NOTE. 3 NEW ACCOUNTING STANDARD

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101, as amended by SAB No. 101B, summarizes the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 provides that specific facts and circumstances may result in nonrefundable fees received under our collaborative agreements not being recognized as revenue upon payment but instead recognized as revenue over future periods. Implementation of SAB
No. 101 is required no later than the fourth quarter of 2000. We are presently evaluating the impact of SAB No. 101 and expect to record a charge to income of approximately $9.3 million net of tax, which will be reported as a change in accounting principle. The cumulative effect on the accumulated deficit of this accounting change will be recorded as of January 1, 2000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    We are primarily engaged in the commercialization, research and development of targeted therapies for the treatment of cancer, and autoimmune and inflammatory diseases. In November 1997, we received Food and Drug Administration ("FDA") approval to market our first product, Rituxan, in the United States. In June 1998, Roche, our European marketing partner, was granted marketing authorization for Rituximab in all European Union countries. In September 1999, Zenyaku, our Japanese marketing partner for Rituxan, submitted a BLA equivalent for Rituxan with the Tokyo Municipal Government and the Ministry of Health and Welfare for Japan, which is currently pending approval in Japan. Rituxan is the trade name in the United States and Japan for the compound Rituximab. Outside the United States, Rituximab is marketed as MabThera. In this Management's Discussion and Analysis section, we refer to Rituximab, Rituxan and MabThera collectively as Rituxan, except where we have otherwise indicated. Rituxan is being copromoted in the United States under a joint business arrangement with Genentech, where we receive a share of the pretax copromotion profits. Under the joint business arrangement we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes conducting supportive research on Rituxan, post-approval clinical studies and obtaining approval of Rituxan for potential additional indications. Genentech provides the support functions for the commercialization of Rituxan in the United States including marketing, customer service, order entry, distribution, shipping and billing. Since September 1999, Genentech has been responsible for all worldwide manufacturing. Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan where Zenyaku will be responsible for product development, marketing and sales. We receive royalties on Rituxan sales outside the United States.

    Our revenues include revenues from unconsolidated joint business, contract revenues and license fees. Until the commercialization of Rituxan, a substantial portion of our revenues had been derived from contract revenues and license fees. However, since the commercialization of Rituxan in November 1997, our revenues have depended primarily upon the sale of Rituxan.

    Revenues from unconsolidated joint business include our share of the pretax copromotion profits generated from our joint business arrangement with Genentech, revenue from bulk Rituxan sales to Genentech through March 2000, reimbursement from Genentech of our Rituxan-related sales force and development expenses and royalty income from Roche on sales of Rituximab outside the United States. Revenue from bulk Rituxan sales was recognized when Genentech accepted the bulk Rituxan. We record our royalty income from Roche with a one-quarter lag. Under the copromotion arrangement, all U.S. sales of Rituxan and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the joint business arrangement are derived by taking U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We began recording our profit share at the higher percentage at the beginning of the second quarter of 2000. In 1999, we began recording our profit share at the higher percentage during the second quarter.

    Contract revenues include nonrefundable research and development funding under collaborative agreements with our strategic partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to our collaborative development programs for our products and is recognized at the time research and development activities are performed under the terms of the collaborative agreements.

    License fees include nonrefundable fees from product development milestone payments, the sale of license rights to our proprietary gene expression technology and nonrefundable fees from the sale of product rights under collaborative development and license agreements with our strategic partners. Included in license fees are nonrefundable product development milestone payments which are recognized upon the achievement of product development milestone objectives as stipulated in agreements with our strategic partners. Product development milestone objectives vary in each of our agreements. The achievement of product development milestone objectives that may lead to the recognition of license fees may include:

    - the achievement of preclinical research and development objectives;

    - the initiation of various phases of clinical trials;

    - the filing of an investigational new drug application, BLA or new drug application;

    - the filing of drug license applications in foreign territories; and

    - obtaining United States or foreign regulatory product approvals.

    Contract revenues and license fees may vary from period to period and are in part dependent upon achievement of research and development objectives or the consummation of new corporate alliances. The magnitude and timing of contract revenues and license fees may influence our achievement and level of profitability.

    The cost of bulk Rituxan sold to Genentech was recorded as manufacturing costs in our condensed consolidated statements of operations. Under our agreement with Genentech, the sales price of bulk Rituxan sold to Genentech was capped at a price that was less than our cost to manufacture bulk Rituxan. In September 1999, we transferred all manufacturing responsibilities for bulk Rituxan to Genentech. Since the transfer of bulk Rituxan manufacturing to Genentech in September 1999, we have been using our manufacturing capacity for production of specification-setting lots and pre-commercial inventory of ZEVALIN-TM- (ibritumomab tiuxetan) ("ZEVALIN") antibodies and production of clinical antibodies. During the first quarter of 2000, we completed the BLA-enabling bulk manufacturing runs of the antibody component for ZEVALIN.

    We have incurred increasing annual operating expenses and, with the commercialization of Rituxan and preparation for potential commercialization of ZEVALIN, we expect such trends to continue. Since our inception in 1985, through 1997, we incurred annual operating losses. Our ongoing profitability will be dependent upon the continued commercial success of Rituxan, product development, revenues from the achievement of product development objectives and licensing transactions. As of September 30, 2000, we had an accumulated deficit of $1.7 million.

RESULTS OF OPERATIONS

    REVENUES FROM UNCONSOLIDATED JOINT BUSINESS: Revenues from unconsolidated joint business for the three and nine months ended September 30, 2000 totaled $36.8 million and $90.0 million, respectively, compared to $25.9 million and $66.2 million for the comparable periods in 1999. Revenues from unconsolidated joint business for the three and nine months ended September 30, 1999 and 2000 reflect the financial results from the commercialization of Rituxan through our collaboration with Genentech.

Revenues from unconsolidated joint business for the three and nine months ended September 30, 1999 and 2000, consist of the following (table in thousands):

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                               SEPTEMBER           SEPTEMBER 30,
                                          -------------------   -------------------
                                            1999       2000       1999       2000
                                          --------   --------   --------   --------
Copromotion profit......................  $18,932    $32,761    $49,707    $74,979
Bulk Rituxan sales......................    3,681         --      7,548      2,078
Reimbursement of selling and development
  expenses..............................    2,060      2,082      5,877      7,101
Royalty income on sales of Rituximab
  outside the U.S.......................    1,226      1,935      3,091      5,815
                                          -------    -------    -------    -------
  Total revenues from unconsolidated
    joint business......................  $25,899    $36,778    $66,223    $89,973
                                          =======    =======    =======    =======

    During the first quarter of 2000, we recognized the remaining revenues from bulk Rituxan sales to Genentech. Going forward, the transfer of all manufacturing responsibilities to Genentech will result in the loss of revenues to offset our manufacturing costs. The loss of bulk Rituxan revenues may be offset by the potential financial and development timeline benefits of manufacturing the ZEVALIN antibody and clinical antibodies in our manufacturing facility. Under our agreement with Genentech, our pretax copromotion profit-sharing formula has two tiers. We earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We began recording our profit share at the higher percentage at the beginning of the second quarter of 2000. In 1999, we began recording our profit share at the higher percentage during the second quarter.

    Rituxan net sales to third-party customers in the United States recorded by Genentech for the three and nine months ended September 30, 2000 amounted to $115.5 million and $290.2 million, respectively, compared to $70.2 million and $190.5 million for the comparable periods in 1999. These increases were primarily due to increased market penetration in treatments of B-cell NHL and a five percent increase in the wholesale price of Rituxan which was effected on September 1, 1999.

    Our royalty revenue on sales of Rituximab outside the United States is based on Roche's end-user sales and is recorded with a one-quarter lag. For the three and nine months ended September 30, 2000, we recognized $1.9 million and $5.8 million, respectively, in royalties from Roche's end-users sales compared to $1.2 million and $3.1 million for the comparable periods in 1999.

    CONTRACT REVENUE: Contract revenues for the three and nine months ended September 30, 2000 totaled $4.4 million and $14.0 million, respectively, compared to $4.3 million and $6.8 million for the comparable periods in 1999. The increase in contract research revenues for the three months ended
September 30, 2000 is primarily the result of funding under a collaborative research and development agreement with Taisho Pharmaceuticals Co. Ltd. of Tokyo ("Taisho"), offset by decreased funding under a collaborative agreement with Eisai Co, Ltd. ("Eisai"). The increase in contract research revenues for the nine months ended September 30, 2000 is primarily the result of funding under a collaboration and license agreement with Schering Aktiengesellschaft ("Schering AG") and, a collaborative research and development agreement with Taisho offset by the decreased funding under a collaborative agreement with Eisai.

    LICENSE FEES:  License fees for the three and nine months ended
September 30, 1999 totaled $13.0 million which is due to a nonrecurring
$13.0 million upfront licensing fee from Schering AG for the exclusive marketing and distribution rights of ZEVALIN outside the United States.

    Contract revenues and license fees may vary from period to period and are, in part, dependent upon achievement of research and development objectives. The magnitude and timing of contract revenues and license fees may influence our achievement and level of profitability. We continue to pursue other collaborative and license arrangements, however, no assurance can be given that any such arrangements will be realized.

    MANUFACTURING COSTS: There were no manufacturing costs recorded for the three months ended September 30, 2000 compared to $4.8 million for the comparable period in 1999. Manufacturing costs totaled $2.1 million for the nine months ended September 30, 2000 compared to $9.7 million for the comparable period in 1999. Our manufacturing costs relate to production of bulk Rituxan sold to Genentech. Manufacturing costs were recognized when Genentech accepted bulk Rituxan inventory. The decrease in manufacturing costs for 2000 is due to the transfer of all manufacturing responsibilities for bulk Rituxan to Genentech in September 1999. The final lots of bulk Rituxan manufactured by us during the third quarter of 1999 were accepted by Genentech during the first quarter of 2000. Since the transfer of all manufacturing responsibilities for bulk Rituxan to Genentech, we have been using our manufacturing capacity for production of specification-setting lots and pre-commercial inventory of ZEVALIN antibodies and production of clinical antibodies. Those manufacturing expenses have been recorded as research and development expenses.

    RESEARCH AND DEVELOPMENT:  Research and development expenses totaled
$18.0 million and $49.8 million for the three and nine months ended
September 30, 2000, respectively, compared to $10.8 million and $28.2 million for the comparable periods in 1999. The increase in research and development expenses in 2000 is primarily due to ZEVALIN-related manufacturing and process development expenses, technology in-licensing, expansion of our facilities and contract manufacturing to third-parties. We expect to continue incurring substantial manufacturing related expenses as we have begun using our manufacturing capacity for production of specification-setting lots and pre-commercial inventory of ZEVALIN antibodies and production of other clinical antibodies under development. In the future we expect to continue incurring substantial additional research and development expenses due to:

    - completion of our primary development program for ZEVALIN and preparation of our ZEVALIN BLA package;

    - the expansion or addition of research and development programs;

    - technology in-licensing;

    - regulatory-related expenses;

    - facility expansion; and

    - preclinical and clinical testing of our various products under development.

    SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses totaled $6.6 million and $19.3 million for the three and nine months ended September 30, 2000, respectively, compared to $4.6 million and $13.9 million for the comparable periods in 1999. Selling, general and administrative expenses increased in 2000 primarily due to increased legal and patent filing fees and general increases in general and administrative expenses to support overall organizational growth. Selling, general and administrative expenses are expected to increase in the foreseeable future to support expanded growth in sales, marketing and administration related to the potential commercialization of ZEVALIN, manufacturing capacity, clinical trials and research and development.

    INTEREST INCOME/EXPENSE: Interest income totaled $4.6 million and $12.3 million for the three and nine months ended September 30, 2000 compared to $3.0 million and $7.3 million for the comparable periods in 1999. The increase in interest income in 2000 is primarily due to higher average balances in cash, cash equivalents and securities available-for-sale resulting from the completion of a Notes offering in February 1999, cash provided by operations and cash provided from the issuance of common stock under employee stock option and purchase plans.

    Interest expense totaled $1.8 million and $5.3 million for the three and nine months ended September 30, 2000 compared to $1.7 million and $4.3 million for the comparable periods in 1999. The increase in interest expense in 2000 is primarily due to noncash interest charges relating to the Notes offering in February 1999. Interest expense is expected to increase in the future due to non-cash interest charges from the Notes.

    INCOME TAX PROVISION: Our effective tax rate for the three and nine months ended September 30, 2000 was approximately 17% compared to five percent for the comparable periods in 1999. Our effective tax rate for 2000 and 1999 results from the utilization of net operating loss carryforwards and the reduction of the valuation allowance against the related deferred tax assets. At
December 31, 1999, we had a valuation allowance equal to our deferred tax assets of $57.5 million since we have not established a pattern of profitable operations for income tax reporting purposes. Our net operating loss carryforwards available to offset future taxable income at December 31, 1999 were approximately $87.0 million for federal income tax purposes and begin to expire in 2006. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate this annual limitation to result only in a slight deferral in the utilization of our net operating loss carryforwards and tax credits. We expect that our effective tax rate in the future will be closer to the maximum statutory tax rate.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operating and capital expenditures since inception principally through the sale of equity securities, commercialization of Rituxan, license fees, contract revenues, lease financing transactions, debt and interest income. We expect to finance our current and planned operating requirements principally through cash on hand, funds from our joint business arrangement with Genentech and with funds from existing collaborative agreements and contracts which we believe will be sufficient to meet our operating requirements for the foreseeable future. Existing collaborative research agreements and contracts, however, could be canceled by the contracting parties. In addition, we may, from time to time seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. There can be no assurance that additional funds will be obtained through these sources on acceptable terms, if at all. Should we not enter into any such arrangements, we anticipate our cash, cash equivalents and securities available-for-sale, together with the existing agreements and contracts and cash generated from our joint business arrangement with Genentech, will be sufficient to finance our currently anticipated needs for operating and capital expenditures for at least the next twelve months. If adequate funds are not available from the joint business arrangement, operations or additional sources of financing, our business could be harmed. Our working capital and capital requirements will depend upon numerous factors, including:

    - the continued commercial success of Rituxan;

    - the progress of our preclinical and clinical testing;

    - fluctuating or increasing manufacturing requirements and research and development programs;

    - timing and expense of obtaining regulatory approvals;

    - levels of resources that we devote to the development of manufacturing, sales and marketing capabilities, including resources devoted to the potential commercial launch of ZEVALIN;

    - technological advances;

    - status of competitors; and

    - our ability to establish collaborative arrangements with other organizations.

    Until required for operations, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, United States government instruments and other readily marketable debt instruments in accordance with our investment policy.

    At September 30, 2000, we had $275.0 million in cash, cash equivalents and securities available-for-sale compared to $246.3 million at December 31, 1999. Sources of cash, cash equivalents and securities available-for-sale during the nine months ended September 30, 2000, included $42.2 million from operations and $15.7 million from the issuance of common stock under employee stock option and purchase plans. Uses of cash, cash equivalents and securities available-for-sale during the nine months ended September 30, 2000, included $28.4 million used to purchase property and capital equipment and $1.1 million used to pay notes payable.

    In September 2000, we purchased a 60-acre site in Oceanside for approximately $19 million in cash. We plan to build a large-scale manufacturing facility at the location, which we anticipate using to commercialize our products currently in clinical trials. Additional costs we expect to incur in connection with this facility include design, development and construction costs, as well as the purchase and installation of equipment and furnishings for the facility. We estimate that these costs may exceed $300 million over a four year period. We presently intend to finance this facility through a structured financing. We plan to begin preliminary site preparations in 2001 for the first phase of development, which is anticipated to be approximately 300,000 square feet. The first phase of the new facility in Oceanside is anticipated to be completed in late 2003. We expect the facility to be operating in 2005. This expansion will allow us to better control the manufacture of our products reduce our reliance on contract manufacturers.

    In February 1999, we raised through the sale of the Notes approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million. The Notes were priced with a yield to maturity of 5.5 percent annually. Upon maturity, these Notes will have an aggregate principal face value of $345.0 million. Each $1,000 aggregate principal face value Note is convertible at the holders' option at any time through maturity into 13.468 shares of our common stock at an initial conversion price of $25.09. We are required under the terms of the Notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any Note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of purchase. Additionally, the holders of the Notes may require us to purchase the Notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with us having the option to repay the notes plus accrued original issue discount in cash, our common stock or a combination thereof. We have the right to redeem the Notes on or after February 16, 2004.

    In September 1997, we entered into a development and license agreement with Cytokine Pharmasciences, Inc., ("CPI") formally known as Cytokine
Networks, Inc. Under the terms of the development and license agreement with CPI, we may make payments to CPI totaling up to $10.5 million plus a share of future royalty and development milestone payments received by us from third parties, subject to attainment of product development milestone objectives, of which $3.5 million has been paid through September 30, 2000.

    In October 1992, we entered into a collaborative research and license agreement with SmithKline Beecham p.l.c. ("SmithKline Beecham") related to the development and commercialization of compounds based on our PRIMATIZED-Registered Trademark- anti-CD4 antibodies. In February 2000, we amended and restated our agreement with SmithKline Beecham which resulted in all anti-CD4 program rights, including IDEC-151, being returned to us. We will receive no further funding from SmithKline

Beecham under the restated agreement. As part of the restated agreement, SmithKline Beecham has the option to negotiate commercialization and copromotion rights with us for the first compound based on our PRIMATIZED anti-CD4 antibodies to complete a Phase II study. If we do not commercialize and copromote the compound with SmithKline Beecham, we will pay SmithKline Beecham royalties on sales and licensees by us or our affiliates, on products emerging from the rights returned to us under the restated agreement.

NEW ACCOUNTING STANDARDS

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB No. 101"). SAB No. 101, as amended by SAB No. 101B, summarizes the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 provides that specific facts and circumstances may result in nonrefundable fees received under our collaborative agreements not being recognized as revenue upon payment but instead recognized as revenue over future periods. Implementation of SAB
No. 101 is required no later than the fourth quarter of 2000. We are presently evaluating the impact of SAB No. 101 and expect to record a charge to income of approximately $9.3 million net of tax, which will be reported as a change in accounting principle. The cumulative effect on the accumulated deficit of this accounting change will be recorded as of January 1, 2000.

    In March of 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44, ("FIN 44") Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board Opinion No. 25. FIN 44 is effective July 1, 2000. We do not expect the application of FIN 44 to have a significant effect on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and the cost of our debt.

    At September 30, 2000, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained a short-term investment portfolio containing financial instruments in which the majority have original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of corporate obligations and to a lesser extent foreign and U.S. government obligations, are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical ten percent change in interest rates during the nine months ended September 30, 2000, would have resulted in approximately a $1.3 million change in pretax income. We have not used derivative financial instruments in our investment portfolio.

    Our long-term debt totaled $127.2 million at September 30, 2000 and was solely comprised of the Notes. Our long-term debt obligations bear interest at a weighed average interest rate of 5.50%. Due to the fixed rate nature of the Notes, an immediate ten percent change in interest rates would not have a material effect on our financial condition or results of operations.

    Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make conversion of the Notes to common stock beneficial to the Notes holders. Conversion of the Notes would have a dilutive effect on our earnings per share and book value per common share.

                                  RISK FACTORS

    THIS FORM 10-Q CONTAINS FORWARD-LOOKING STATEMENTS BASED ON OUR CURRENT EXPECTATIONS. YOU SHOULD BE AWARE THAT THESE STATEMENTS ARE PROJECTIONS OR ESTIMATES AS TO FUTURE EVENTS, AND ACTUAL RESULTS MAY DIFFER MATERIALLY. IN ADDITION TO THE OTHER INFORMATION CONTAINED IN THIS FORM 10-Q, YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS THAT COULD AFFECT OUR ACTUAL FUTURE RESULTS AND HARM OUR BUSINESS. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY RISKS FACING US AND ADDITIONAL RISKS AND UNCERTAINTIES MAY ALSO HARM OUR BUSINESS.

OUR REVENUES RELY SIGNIFICANTLY ON RITUXAN SALES

    Our revenues currently depend largely upon continued sales of a single commercialized product, Rituxan. For the nine months ended September 30, 2000, 87% of our revenues were derived from our Rituxan copromotion arrangement with Genentech. We cannot be certain that Rituxan will continue to be accepted in the United States or in any foreign markets or that Rituxan sales will continue to increase. A number of factors may affect the rate and level of market acceptance of Rituxan, including:

    - the perception by physicians and other members of the healthcare community of its safety and efficacy or that of competing products, if any;

    - the effectiveness of our and Genentech's sales and marketing efforts in the United States and the effectiveness of Roche's sales and marketing efforts outside the United States;

    - unfavorable publicity concerning Rituxan or similar drugs;

    - its price relative to other drugs or competing treatments;

    - the availability and level of third-party reimbursement; and

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

    - demand and pricing for Rituxan;

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

    - foreign currency exchange rates; and

    - overall economic conditions.

    Our operating results during any one quarter do not necessarily suggest the anticipated results of future quarters. These results fluctuate periodically because our revenues are driven by the occurrence of events, for example, the achievement of product development milestone events and the applicable profit-sharing allocation between us and Genentech, based upon our copromotion arrangement.

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

    - clinical trial protocols; and

    - the existence of competing protocols, including competitive financial incentives for patients and clinicians, and existing approved drugs, including Rituxan.

    Our inability to enroll patients on a timely basis could result in increased expenses and product development delays, which could harm our business. Even if a trial is fully enrolled, significant uncertainties remain as to whether it will prove successful. For example, in July 1999, we announced that we terminated our development of 9-AC following a Phase II clinical trial. We concluded that 9-AC would not yield the desired benefit to solid-tumor cancer patients.

    In addition, the length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly and may be difficult to predict. Failure to comply with extensive FDA regulations may result in delay, suspension or cancellation of a trial or the FDA's refusal to accept test results. The FDA may also suspend our clinical trials at any time if it concludes that the participants are being exposed to unacceptable risks. Consequently, we cannot ensure that Phase I, Phase II, Phase III or Phase IV post-marketing testing will be completed timely or successfully, if at all, for any of our potential or existing products. Furthermore, success in preclinical and early clinical trials does not ensure that later phase or large scale trials will be successful.

WE MAY BE UNABLE TO DEVELOP AND COMMERCIALIZE NEW PRODUCTS

    Our future results of operations will depend to a large extent upon our ability to successfully commercialize new products in a timely and competitive manner. As a result, we must continue to develop, test and manufacture new products and then must meet regulatory standards and obtain regulatory approvals. Our products currently in development may not receive the regulatory approvals necessary for marketing in a timely manner, if at all. We submitted a BLA for ZEVALIN on November 1, 2000. Additionally, an NDA has been submitted by our third-party radioisotope supplier. The FDA may not accept or ultimately approve the BLA or NDA, which would preclude our ability to commercialize ZEVALIN in the United States. Additionally, the development and commercialization process is time-consuming and costly, and we cannot be certain that any of our products, if and when developed and approved, will be successfully commercialized or competitive in the marketplace. Delays or unanticipated costs in any part of the process or our inability to obtain regulatory approval for our products, especially ZEVALIN, or to maintain manufacturing facilities in compliance with all applicable regulatory requirements could harm our business.

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND RELY HEAVILY ON CONTRACT
  MANUFACTURERS

    We rely heavily upon third-party manufacturers to manufacture significant portions of our products and product candidates. Our current manufacturing capacity is limited. Our manufacturing experience to date has been limited to the production of preclinical and clinical quantities of product candidates and to approximately three years of commercial production of bulk Rituxan. We have no fill/finish experience or capacity, and we do not have experience manufacturing in the field of chelates or radioisotopes, which are required for our production of ZEVALIN. Therefore, we rely entirely upon third-parties for fill/finish services as well as the manufacture of product components. Consequently, we cannot ensure that either our manufacturing facilities or our ability to sustain ongoing production of our products will be able to meet our expectations. Nor can we be certain that we will be able to enter into satisfactory agreements with third-party manufacturers or service providers. Our failure to enter into agreements with such manufacturers on reasonable terms, if at all, or poor manufacturing performance on our part or that of our third-party manufacturers could harm our business.

    In September 1999, we transferred all manufacturing of bulk Rituxan to Genentech. We rely upon Genentech for all Rituxan manufacturing to meet worldwide requirements. We cannot ensure that Genentech will manufacture and fill/finish Rituxan in sufficient quantities and on a timely and cost-effective basis or that Genentech will obtain and maintain all required manufacturing approvals. Genentech's failure to manufacture and fill/finish Rituxan or obtain and maintain required manufacturing approvals could harm our business.

    Since the completion in September 1999 of our obligation to manufacture bulk Rituxan, we have commenced conversion of our current manufacturing facility to a multi-product facility. From this facility, we have manufactured and will continue to manufacture, our own commercial requirements of the bulk antibody for ZEVALIN, which will be available for sale upon our approval by the FDA. We cannot be certain that our manufacturing performance will meet our expectations. Also, we may not receive all necessary regulatory approvals for a multi-product facility, or, even if we do receive these approvals, they may not be obtained within our budgeted time and expense estimations. Our inability to receive FDA approval of our manufacturing facility for ZEVALIN would harm our ability to timely produce commercial supplies of the ZEVALIN antibody. To the extent we cannot produce our own biologics, we will need to rely on third-party manufacturers, of which there are only a limited number capable of manufacturing biologics products as contract suppliers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers.

    ZEVALIN has multiple components that require successful coordination among several third-party contract manufacturers and suppliers. We are currently negotiating with commercial contractors to meet our long-term manufacturing demands for fill/finish of ZEVALIN bulk product. We may not be able to reach agreement on reasonable terms, if at all, with our contract manufacturers and we may not be able to integrate and coordinate successfully our contract manufacturers and suppliers.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMENCE OPERATIONS OF OUR NEW MANUFACTURING FACILITY

    We have recently purchased a 60-acre parcel of land on which we intend to develop a manufacturing facility. We have little experience in developing manufacturing facilities and may not be able to successfully develop or commence operations at this facility. We may encounter difficulties in designing, constructing and initiating our manufacturing facility, including:

    - governmental regulation of our manufacturing facility, specifically, FDA approvals required for the commercial manufacture of our products currently in clinical trials;

    - public opinion regarding the impact of the facility on nearby communities;

    - construction delays, including obtaining necessary governmental approvals and permits;

    - cost overruns;

    - delays in design, shipment and installation of equipment for our facility;

    - other unforeseeable factors inherent in the construction process; and

    - obtaining additional financing we may need to complete the facility.

    Even if we are able to successfully develop this manufacturing facility, we may not be able to do so in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs.

WE RELY HEAVILY ON A LIMITED NUMBER OF SUPPLIERS

    Some materials used in our products and potential products, including Rituxan and ZEVALIN, are currently available only from a single supplier or a limited number of suppliers. Some of these suppliers are subject to ongoing FDA approvals or other governmental regulations. Any interruption or delay in our supply of materials required to sell our products could harm our business if we were unable to obtain an alternative supplier for these materials in a cost-effective and timely manner. Additional factors that could cause interruptions or delays in our source of materials include limitations on the availability of raw materials experienced by our suppliers and a breakdown in our commercial relations with one or more suppliers. These factors may be completely out of our control.

    In addition, we have entered into an agreement with a commercial supplier of the radioisotope for our product ZEVALIN. Prior to the commercialization of ZEVALIN, this supplier will be required to obtain FDA approvals. If this supplier were unable to obtain FDA approval, or if we were unable to receive the supply of this radioisotope for any other reason, including those described above, we would be unable to commercialize ZEVALIN unless we were to obtain a new supplier. We are only aware of one other entity that can provide the radioisotope that we need for the commercialization of ZEVALIN and we believe that this supplier would be required to apply for additional governmental approvals to provide this radioisotope to us. The process of establishing this relationship, and the process of obtaining the required governmental approvals would be time consuming. Additionally, there is no guarantee that we could reach an agreement with this entity, or any other entity that we may identify to provide the radioisotope we need, on commercially reasonable terms, or at all. As a result of these concerns, if we were to lose our supply of the radioisotope from our sole supplier, our ability to sell ZEVALIN could be harmed, which in turn could significantly harm our business.

OUR INDUSTRY IS INTENSELY COMPETITIVE

    The biotechnology industry is intensely competitive and we may not be able to produce or acquire rights to new products with commercial potential. We compete with biotechnology and pharmaceutical companies that have been established longer than we have, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also compete in the development of technologies and processes and in acquiring personnel and technology from academic institutions, government agencies, and other private and public research organizations. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours. We are aware that a competitor has filed a BLA for a radiolabeled murine antibody product for the treatment of non-Hodgkin's lymphomas, which may compete with Rituxan and ZEVALIN, if approved. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphomas in development.

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE

    We have limited experience with commercial sales and marketing, based entirely upon our launch and subsequent sales of Rituxan. Outside the United States, our strategy is to pursue and to rely solely upon collaborations with established pharmaceutical companies for marketing, distribution and sale of our products. We currently have no plans to directly market outside the United States. Given that we currently rely upon our copromotional partner to market Rituxan in the United States and rely exclusively on a third-party outside the United States, we cannot be certain that our products will be marketed and distributed in accordance with our expectations or that our market research or sales forecasts will be accurate. We also cannot be certain that we will ever be able to develop our own sales and marketing capabilities to an extent that we would not need to rely on third-party efforts, or that we will be able to maintain satisfactory arrangements with the third parties on whom we rely.

    ZEVALIN, if approved, will be our first product to be marketed exclusively by us in the United States. We have no marketing support service experience and, therefore, we will be dependent on outside contractors to meet those needs. We are currently negotiating with a third-party logistics distributor to provide customer service, order entry, shipping, billing, customer reimbursement assistance and managed-care sales support. We cannot be certain that we will reach agreement on reasonable terms, if at all, with our third-party logistics distributor or that the integration of these marketing support services can be successfully coordinated.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS OR SECURE RIGHTS TO THIRD-PARTY PATENTS

    Our ability and the abilities of our partners to obtain and maintain patent and other protection for our products will affect our success. We are assigned, have rights to, or have exclusive access to a number of U.S. and foreign patents, patents pending and patent applications. However, these patent applications may not be approved, and even if approved, our patent rights may not be upheld in a court of law if challenged. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors.

    Because of the large number of patent filings in the biopharmaceutical field, our competitors may have filed applications or been issued patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or similar to ours. We cannot be certain that U.S. or foreign patents do not exist or will not issue that would harm our ability to commercialize our products and product candidates.

    In September 1999, an interference to determine priority of inventorship was declared in the United States Patent and Trademark Office between Dartmouth University's patent application, which has been exclusively licensed to us, and Columbia University's patent, which we believe has been exclusively licensed to Biogen, Inc., relating to anti-CD40L antibodies. We are aware that oppositions have been filed to a Japanese patent assigned to Immunex Corporation relating to anti-CD40L antibodies. We are also aware that oppositions have been filed in the European Patent Office to granted European applications that have been licensed to us. Each of these applications contain claims relating to the use of anti-CD40L antibodies as a therapeutic. Also, we are aware of an opposition that was filed to a granted European patent application which names us as the applicant and which relates to PROVAX and therapeutic use thereof. If the outcome of the interference or any of the oppositions is adverse, in whole or in part, it could result in the scope of some or all of the granted claims being limited, some or all of the granted claims being lost or the granted patent application not proceeding to a patent.

    We are aware of several third-party patents and patent applications, to the extent they issue as patents, that if successfully asserted against us, may adversely affect our ability to make, use, offer to sell, sell and import our products. These third-party patents and, patent applications may include:

    - three U.S. patents assigned to Glaxo Wellcome, plc, and foreign counterparts relating to therapeutic uses of CHO-glycosylated human chimeric, CDR-grafted or bi-specific antibodies;

    - two U.S. patents assigned to Glaxo Wellcome and foreign counterparts relating to chelator-stabilized antibody preparations;

    - two U.S. patents assigned to Glaxo Wellcome and foreign counterparts directed to methods of growing CHO cells in media that is free from components obtained directly from an animal source;

    - two U.S. patents assigned to Coulter Pharmaceutical, Inc. and the Regents of the University of Michigan; one that relates to compositions comprising radiolabeled antibodies directed to CD20 antigen which are administered at nonmyelosuppressive doses, and the second which relates to methods of treating lymphoma with anti-CD20 antibodies in combination with an anti-CD20 radiolabeled antibody, an apoptosis-inducing agent, external beam radiation, or a chemotherapeutic agent;

    - a U.S. patent and foreign counterparts filed by Bristol-Myers Squibb Company that relate to ligands to a B7 antigen;

    - two U.S. patents assigned to Columbia University and a Japanese patent assigned to Immunex, which we believe have been exclusively licensed to Biogen, related to monoclonal antibodies to the 5C8 antigen found on T cells and methods of their use. We believe the 5C8 antigen and CD40L, the target for our IDEC-131 antibody, are both expressed on the surface of activated T cells; and

    - a number of issued U.S. and foreign patents that relate to various aspects of radioimmunotherapy of cancer and to methods of treating patients with anti-CD4 antibodies.

    The owners, or licensees of the owners of these patents, or any foreign patents, and patent applications, to the extent they issue as patents, may assert that one or more of our products infringe one or more claims of these patents. If legal action is commenced against us or our partners to enforce any of these patents and patent applications, to the extent they issue as patents, and the plaintiff in such action prevails, we could be prevented from practicing the subject matter claimed in such patents or patent applications.

    On May 28, 1999 Glaxo Wellcome filed a patent infringement lawsuit against Genentech. On September 14, 2000, Glaxo Wellcome filed a second patent infringement lawsuit against Genentech. These suits allege that the manufacture, use and sale of Rituxan and Genentech's product Herceptin, infringe U.S. patents owned by Glaxo Wellcome. A trial for the first of these suits has been scheduled for spring 2001 and Glaxo Wellcome has filed a motion for summary judgment in the first suit. No trial date has been set in the second suit. To date we have not been named in either of these suits.

    If Glaxo Wellcome were to prevail, it could seek a variety of remedies, including seeking damages for past sales, requiring Genentech to obtain a license from Glaxo Wellcome, or obtaining an injunction against the sale of Rituxan. Because we rely on sales of Rituxan for substantially all of our revenue, an injunction would significantly harm our business. Further, if Genentech were required to obtain a license from Glaxo Wellcome, our operating results in a particular quarter could be harmed as a result of any payment required for past royalties. Additionally, our long-term profitability could be harmed by reduced profit-sharing under our collaboration agreement with our partner Genentech as a result of future royalties and other payments to Glaxo Wellcome.

    In addition, Glaxo Wellcome has sued Roche in Germany asserting that Rituxan and Genentech's product, Herceptin, infringes Glaxo's Wellcome's patents. On October 26, 2000, a German court handling the infringement phase of the suit issued a decision holding that the manufacture, use and sale of Rituxan and Herceptin infringes on patents held by Glaxo Wellcome. If Glaxo Wellcome elects to enforce the decision, it must post a $6.4 million bond. The decision is appealable by Roche. A second German court considering the validity of the Glaxo Wellcome patents has to date not issued a decision. Additionally, Roche has filed oppositions in the European Patent Office to several of the Glaxo Wellcome patents. Although we were not named in the suit, if Glaxo Wellcome obtains an injunction precluding further sale of Rituxan, our business could be harmed.

    In addition to patents, we rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our partners, employees and consultants. These parties may breach our agreements and courts may not enforce the agreements, leaving us without adequate remedies. Further, our trade secrets may become known or be independently developed or patented by our competitors.

    If it were ultimately determined that our claimed intellectual property rights are unenforceable, or that our use of our products infringes on the rights of others, we may be required or may desire to obtain licenses to patents and other intellectual property held by third-parties to develop, manufacture and market our products. We may not be able to obtain these licenses on commercially reasonable terms, if at all, and any licensed patents or intellectual property that we may obtain may not be valid or enforceable. In addition, the scope of intellectual property protection is subject to scrutiny and change by courts and other governmental bodies. Litigation and other proceedings concerning patents and proprietary technologies can be protracted, expensive and distracting to management and companies may sue competitors as a way of delaying the introduction of competitors' products. Any litigation, including any interference proceeding to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time-consuming and could harm our business.

WE MAY BE UNABLE TO MAINTAIN THIRD-PARTY RESEARCH AND DEVELOPMENT RELATIONSHIPS

    Funding of research and development efforts depends largely upon various arrangements with strategic partners and others who provide us with funding and who perform research and development with respect to our products. These strategic partners may generally terminate their arrangements with us at any time. These parties may develop products that compete with ours, and we cannot be certain that they will perform their contractual obligations or that any revenues will be derived from such arrangements. If one or more of our strategic partners fail to achieve product development objectives, this failure could harm our ability to fund related programs and develop products.

FAILURE TO OBTAIN PRODUCT APPROVALS OR COMPLY WITH GOVERNMENT REGULATIONS COULD HARM OUR BUSINESS

    As pharmaceutical manufacturers, we as well as our partners, contract manufacturers and suppliers are subject to extensive, complex, costly and evolving governmental rules, regulations and restrictions administered by the FDA, by other federal and state agencies, and by governmental authorities in other countries. In the United States, our products cannot be marketed until after they are approved by the FDA. Obtaining FDA approval involves the submission, among other information, of the results of preclinical and clinical studies on the product, and requires substantial time, effort and financial resources. Before approval of an NDA or BLA, the FDA will perform a prelicensing inspection of the facility to determine its compliance with cGMP. Rituxan is our only product that has received FDA approval, and we cannot be certain that ZEVALIN or any of our product candidates will be approved either in the United States or in other countries in a timely fashion, if at all.

    Further, we cannot be certain that our sole commercial supplier of the radioisotope for ZEVALIN will receive the required approvals of its NDA for the manufacture of the radioisotope required to be used in conjunction with ZEVALIN. Our failure, of our partners' failure to obtain these approvals would preclude our ability to sell ZEVALIN which would harm our business. Even assuming approval, we, as well as our partners, contract manufacturers and suppliers, are subject to numerous FDA requirements covering, among other things, testing, manufacturing, quality control, labeling and continuing promotion of drugs, and to government inspection at all times. Failure to meet or comply with any rules, regulations or restrictions of the FDA or other agencies could result in:

    - fines

    - unanticipated expenditures

    - product delays

    - non-approval or recall

    - interruption of production

    - criminal prosecution

Although we have instituted internal compliance programs and continue to address compliance issues raised from time to time by the FDA, we may not be able to meet regulatory agency standards and any lack of compliance may harm our business.

OUR BUSINESS EXPOSES US TO PRODUCT LIABILITY CLAIMS

    Our design, testing, development, manufacture and marketing of products involves an inherent risk of exposure to product liability claims and related adverse publicity. Insurance coverage is expensive and difficult to obtain, and we may be unable to obtain coverage in the future on acceptable terms, if at all. Although we currently maintain product liability insurance for our products in the amounts we believe to be commercially reasonable, we cannot be certain that the coverage limits of our insurance policies or those of our strategic partners will be adequate. If we are unable to obtain sufficient insurance at an acceptable cost or if a claim is brought against us, whether fully covered by insurance or not, our business could be harmed.

WE MAY BE UNABLE TO RAISE ADDITIONAL CAPITAL OR TO REPURCHASE OUR CONVERTIBLE NOTES

    We expend and will likely continue to expend substantial funds to complete the research, development, manufacturing and marketing of our potential future products. Consequently, we may seek to raise capital through collaborative arrangements, strategic alliances or equity and debt financings or from other sources. We may need to raise additional funds or borrow funds to complete the construction of our planned Oceanside facility. We may be unable to raise additional capital on commercially acceptable terms, if at all, and if we raise capital through equity financing, existing stockholders may have their ownership interests diluted. Our failure to be able to generate adequate funds from operations or from additional sources would harm our business.

    If we undergo events constituting a change of control prior to February 16, 2004, we will be obligated to repurchase all our outstanding convertible notes at the option of the holder. We may not have sufficient funds at that time or may not be able to raise sufficient funds to make these repurchases.

FUTURE TRANSACTIONS MAY HARM OUR BUSINESS OR THE MARKET PRICE OF OUR SECURITIES

    We regularly review potential transactions related to technologies, products or product rights and businesses complementary to our business. These transactions could include:

    - mergers

    - acquisitions

    - strategic alliances

    - off-balance sheet financings

    - licensing agreements

    - copromotion agreements

    We may choose to enter into one or more of these transactions at any time, which may cause substantial fluctuations to the market price of securities that we have issued. Moreover, depending upon the nature of any transaction, we may experience a charge to earnings, which could also harm the market price of securities that we have issued.

WE RELY UPON KEY PERSONNEL

    Our success will depend, to a great extent, upon the experience, abilities and continued services of our executive officers and key scientific personnel. If we lose the services of any of these officers or key scientific personnel, our business could be harmed. Our success also will depend upon our ability to attract and retain other highly qualified scientific, managerial, sales and manufacturing personnel and our ability to develop and maintain relationships with qualified clinical researchers. Competition for these personnel and relationships is intense and we compete with numerous pharmaceutical and biotechnology companies as well as with universities and non-profit research organizations. We may not be able to continue to attract and retain qualified personnel or develop and maintain relationships with clinical researchers.

WE ARE SUBJECT TO UNCERTAINTIES REGARDING HEALTHCARE REIMBURSEMENT AND REFORM

    Our ability to commercialize products depends in part on the extent to which patients are reimbursed by governmental agencies, private health insurers and other organizations, such as health maintenance organizations, for the cost of such products and related treatments. Our business could be harmed if healthcare payers and providers implement cost-containment measures and governmental agencies implement healthcare reform.

VOLATILITY OF OUR STOCK PRICE

    The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the market price of our common stock fluctuated between $57.00 per share and $202.19 per share during the six months ended October 31, 2000. The market price of our common stock will likely continue to fluctuate due to a variety of factors, including:

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

    - hedge and/or arbitrage activities by holders of our convertible notes;

    - period-to-period fluctuations in our financial results; and

    - market trends relating to or affecting stock prices throughout our industry, whether or not related to results or news regarding us or our competitors.

OUR BUSINESS INVOLVES ENVIRONMENTAL RISKS

    Our business and the business of several of our strategic partners, including Genentech, involves the controlled use of hazardous materials, chemicals, biologics and radioactive compounds. Biologics manufacture is extremely susceptible to product loss due to microbial or viral contamination, material equipment failure, or vendor or operator error. Although we believe that our safety procedures for handling and disposing of such materials complies with state and federal standards, there will always be the risk of accidental contamination or injury. In addition, microbial or viral contamination may cause the closure of the respective manufacturing facility for an extended period of time. By law, radioactive materials may only be disposed of at state-approved facilities. We currently store our radioactive materials on-site because the approval of a disposal site in California for all California-based companies has been delayed indefinitely. If and when a disposal site is approved, we may incur substantial costs related to the disposal of these materials. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages and penalties that could harm our business.

OUR CONVERTIBLE NOTES LEVERAGE US CONSIDERABLY

    As a result of issuing our convertible notes in February 1999, we raised approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million, by incurring indebtedness of $345.0 million at maturity in 2019. As a result of this indebtedness, our principal and interest obligations increased substantially. The degree to which we are leveraged could harm our ability to obtain future financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. The holders of the convertible notes may require us to purchase the convertible notes on February 16, 2004, 2009, 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase. We have the option to repay our convertible notes plus accrued original issue discount in cash, our common stock or a combination thereof. We have the right to redeem the notes on or after February 16, 2004.

    In addition, in the event of our insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up or upon our default in payment with respect to any indebtedness or an event of default with respect to such indebtedness resulting in the acceleration thereof, our assets will be available to pay the amounts due on our convertible notes only after all our senior indebtedness has been paid in full. Moreover, holders of common stock would only receive the assets remaining after payment of all indebtedness and preferred stock, if any.

WE HAVE ADOPTED SEVERAL ANTI-TAKEOVER MEASURES AND OUR CONVERTIBLE NOTES MAY HAVE FURTHER ANTI-TAKEOVER EFFECT

    We have taken a number of actions that could discourage a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example, we reincorporated into Delaware, which subjects us to Section 203 of the Delaware General Corporation Law, providing that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in the code section. In addition, we have adopted a stockholder rights plan that would cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors. In addition, our board of directors has the authority to issue, without vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock. Although we currently have 183,014 shares of non-voting convertible preferred stock outstanding, which were convertible into 2,091,585 shares of common stock as of September 30, 2000, the board of directors has no present intention of issuing any additional shares of preferred stock. However, the board of directors may issue additional series of preferred stock in the future. In addition, our copromotion arrangement with Genentech provides Genentech with the option to buy the rights to Rituxan in the event that we undergo a change of control, which may limit our attractiveness to potential acquirors.

    We are required by the terms of our convertible notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any convertible note at the option of its holder and at a price equal to the issue price plus accrued original issue discount to the date of repurchase. This feature of our convertible notes may have an anti-takeover effect.