Form 10-K
period 2000-12-31
IDEC PHARMACEUTICALS CORP / DE
filed 2001-04-02
CIK 875045

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                                       or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the transition period from _______ to _______

Commission file number: 0-19311

                        IDEC PHARMACEUTICALS CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE                                                           33-0112644
- ------------------------------                             ------------------
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


Securities registered pursuant to Section 12(b) of the Act: NONE
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.0005 PAR VALUE
                         ------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     As of January 31, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $9,005,591,000. (Based upon the "closing" price as reported by The Nasdaq Stock Market on January 31,
2001). This number is provided only for the purposes of this report and does not represent an admission by either the Registrant or any such person as to the status of such person.

     As of January 31, 2001, the Registrant had 147,397,224 shares of its common stock, $.0005 par value, issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2001 are incorporated by reference into Part III.

                        IDEC PHARMACEUTICALS CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000



                                TABLE OF CONTENTS



PART I:

Item 1.    Business ............................................................................................1

Item 2.    Properties .........................................................................................26

Item 3.    Legal Proceedings ..................................................................................27

Item 4.    Submission of Matters to a Vote of Stockholders ....................................................27

PART II:

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters ..............................27

Item 6.    Selected Financial Data ............................................................................28

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ..............29

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk .........................................35

Item 8.    Consolidated Financial Statements and Supplementary Data ...........................................35

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...............53

PART III:

Item 10.   Directors and Executive Officers of the Registrant .................................................53

Item 11.   Executive Compensation .............................................................................55

Item 12.   Security Ownership of Certain Beneficial Owners and Management .....................................55

Item 13.   Certain Relationships and Related Transactions .....................................................55

PART IV:

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...................................56

                                     PART I

ITEM 1. BUSINESS.


OVERVIEW

     IDEC Pharmaceuticals Corporation is a biopharmaceutical company engaged primarily in the research, development and commercialization of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases. Our first commercial product, Rituxan(R), and our most advanced product candidate, ZEVALIN(TM) (ibritumomab tiuxetan), are for use or intended for use in the treatment of certain B-cell non-Hodgkin's lymphomas, or B-cell NHLs. B-cell NHLs currently afflict approximately 300,000 patients in the United States. We are also developing products for the treatment of various autoimmune diseases, such as rheumatoid arthritis and psoriasis.

     In November 1997, Rituxan became the first monoclonal antibody approved by the U.S. Food and Drug Administration, or FDA, for a cancer therapy indication. Rituxan, marketed in the United States pursuant to a copromotion arrangement between us and Genentech, Inc., achieved U.S. net sales of $424.3 million in 2000, compared to $262.7 million in 1999, an increase of 62%. F. Hoffmann-La Roche Ltd. sells Rituxan under the trade name MabThera outside the United States, except in Japan where Zenyaku Kogyo Co. Ltd. has the rights for product development, marketing and sales.

     Under our copromotion arrangement with Genentech, we share responsibility with Genentech for selling and continued development of Rituxan in the United States and Canada. Continued development of Rituxan includes conducting supportive research and post-approval clinical studies on Rituxan and obtaining potential approval of Rituxan for additional indications. Genentech provides support functions for the commercialization of Rituxan including marketing, customer service, order entry, distribution, shipping and billing. Since September 1999, Genentech has been responsible for all worldwide manufacturing of Rituxan.

     All U.S. sales of Rituxan and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier.

     Rituxan, which is delivered intravenously, is approved as a treatment of relapsed or refractory low-grade or follicular, CD20 positive, B-cell Non-Hodgkin's lymphoma. Treatment with Rituxan is given as four weekly intravenous infusions over a twenty-two day period compared to other available therapies such as chemotherapy, which is typically given in repeated cycles for four to eight months. Because of its proven benefits and safety profile, we believe that Rituxan is a strong candidate for combination therapy, and we are currently researching its possible uses in this role.

     On September 27, 2000, we announced that we had received a "completed review" letter from the FDA indicating that it has completed its review of an Supplemental Biological License Application, or sBLA, for Rituxan. We submitted the sBLA in late 1999 in an effort to expand the approved indications for Rituxan based on results of the following studies in B-cell NHL:

     o    treatment of patients with bulky disease;

     o    dosing of up to eight weekly doses per treatment; and

     o    retreatment of patients.

     During the review process, we provided the FDA with proposed revisions and additions to the Rituxan Package Insert, or PI. In its completed review letter, the FDA commented only on the details of the PI. Based on the FDA's comments, we are in FDA discussions with the objective of finalizing revisions to the Rituxan PI.

     We also have five product candidates in various stages of clinical testing. The most advanced of these is ZEVALIN, a radioimmunotherapy proposed for the treatment of B-cell NHL. ZEVALIN has completed two pivotal Phase III human clinical trials and on November 1, 2000 we submitted a Biological License Application, or BLA, to the FDA seeking marketing approval for ZEVALIN in the United States. In December 2000, we were notified by the FDA that our BLA was accepted for filing. In addition, Schering Aktiengesellschaft, who has worldwide marketing rights to ZEVALIN outside the United States, submitted a Marketing Authorization Application, or MAA, for ZEVALIN to the European Medicines Evaluation Agency, or EMEA, which was accepted for filing in January 2001. We believe that ZEVALIN, if approved by the FDA, will be used in a manner that is complementary to Rituxan for patients requiring more aggressive treatment. Patients receiving ZEVALIN are first treated with Rituxan, and then with ZEVALIN, which delivers the radioisotope yttrium-90 to tumor sites throughout the body. Yttrium-90 has been shown in clinical trials to be useful in inducing significant remissions of disease in a majority of advanced stage lymphoma patients. Unlike Rituxan, which is administered by medical oncologists, we believe that radioimmunotherapies, including ZEVALIN, will be administered primarily by radiation oncologists and nuclear medicine specialists. We have exclusive commercialization rights to ZEVALIN in the United States.

     We currently have four other antibodies in various stages of clinical development for treatment of autoimmune diseases:

     o PRIMATIZED(R) Anti-CD4 (IDEC-151) is being developed as a treatment for rheumatoid arthritis. A Phase II trial of this antibody was initiated in August 2000 in combination with methotrexate in patients with moderate to severe rheumatoid arthritis. For this trial, we plan to enroll approximately 130 patients who will be randomized to receive either IDEC-151 plus methotrexate or placebo plus methotrexate.

     o Humanized Anti-CD40L (IDEC-131) is being developed as a treatment for autoimmune diseases. This antibody has completed Phase I and Phase II trials in systemic lupus erythematosus, or SLE, and demonstrated a favorable safety profile. However, in the Phase II trial, the response rates, as compared to a significant placebo response rate, did not support continued development of IDEC-131 in SLE. Based on its favorable safety profile and preclinical studies, we initiated two separate Phase II clinical trials with IDEC-131 in two different autoimmune indications. In January 2001, we initiated a Phase II study in patients with chronic, refractory immune thrombocytopenic purpura, or ITP, and a separate Phase II study in patients with moderate to severe psoriasis, a T-cell mediated disease.

     o PRIMATIZED Anti-B7.1 (IDEC-114) is being developed as a treatment for psoriasis. This antibody has successfully completed a Phase I safety trial, and a Phase I/II multiple dose clinical trial. In January 2001, we initiated a Phase II clinical trial with IDEC-114 in patients with moderate to severe psoriasis.

     o PRIMATIZED Anti-CD23 (IDEC-152) is being developed as a treatment for allergic asthma. We have completed a 30-patient Phase I clinical test with IDEC-152 that demonstrated a favorable safety profile.

THERAPEUTIC ANTIBODIES AND THE IMMUNE SYSTEM

     The immune system is composed of specialized cells, including B cells and T cells, that function in the recognition, destruction and elimination of disease-causing foreign substances and virally infected or malignant cells. The role of these specialized cells is determined by receptors on the cell surface which govern the interaction of the cell with foreign substances and with the rest of the immune system. For example, each differentiated B cell of the immune system has a different antibody anchored to its surface that serves as a receptor to recognize foreign substances. This antibody then triggers the production of additional antibodies which, as free-floating molecules, bind to and eliminate these foreign substances. Each foreign substance is individually identifiable by structures on its surface known as antigens, which serve as binding sites for the specific antibodies. T cells play more diverse roles, including the identification and destruction of virally infected or malignant cells.

     A variety of technologies have been developed to produce antibodies as therapeutic agents. These include hybridoma technology and molecular biology techniques such as gene cloning and expression, which can now be applied to the generation, selection and production of hybrid monoclonal antibody varieties known as chimeric and humanized antibodies, as well as strictly human antibodies. Chimeric antibodies are constructed by combining portions of non-human species, typically mouse antibodies, with human antibodies. In these applications, the portion of the antibody responsible for antigen binding, which we refer to as the variable region, is taken from a non-human antibody and the remainder of the antibody, which we refer to as the constant region, is taken from a human antibody. Compared to mouse-derived monoclonal antibodies, chimeric antibodies generally exhibit lower immunogenicity, which is the tendency to trigger an often adverse immune response such as a human anti-mouse antibody, or HAMA response. Chimeric antibodies are also cleared more slowly from the body and function more naturally in the human immune system. Humanized antibodies can be constructed by grafting several small pieces of a murine antibody's variable region onto a constant region framework provided by a human antibody. This process, known as CDR-grafting, reduces the amount of foreign materials in the antibody, rendering it closer to a human antibody. However, the construction of humanized antibodies by CDR-grafting requires complex computer modeling, and the properties of the resulting antibody are not completely predictable and may, in fact, still trigger a HAMA response.

     Monoclonal antibodies may be used to bind to specific subsets of human immune system cells and may act to deplete, to suppress or to up-regulate the activity of the targeted cells. Indeed, the high specificity of monoclonal antibodies enables them to selectively act against different types of B cells or T cells. Depletion of diseased immune cells or suppression of disease-causing immune activities may be possible by using antibodies that attach to specific antigens on the surface of target immune system cells. In particular, the individual B and T cells of the immune system express a broad variety of surface antigens, which are cell surface markers. These antigens not only differentiate one cell type from another, but also differentiate individual cells from other cells with specificity for different antigens. Monoclonal antibodies may also be used to bind to molecules, for example, cytokines, in the plasma which serve as soluble mediators of immune system cell activity. By neutralizing these molecules, monoclonal antibodies may be used to alter immune cell activity or migration, which exists in many inflammatory conditions.

DISEASES OF THE IMMUNE SYSTEM

     As with other cell types in the body, B cells and T cells may become malignant and develop into immune system tumors, such as B-cell NHLs. B-cell NHLs are cancers of the immune system which currently afflict approximately 300,000 patients in the United States. Treatment alternatives for B-cell NHL patients include chemotherapy, radiation therapy and, more recently, Rituxan. Rituxan is approved for use in low grade or follicular, relapsed or refractory CD20-positive B-cell NHL. B-cell NHLs are diverse with respect to prognosis and treatment, and are generally classified into one of three groups (low, intermediate or high grade) based on histology and clinical features. We estimate that approximately half of the 300,000 patients afflicted with B-cell NHL in the United States have low grade or follicular disease. Patients with low grade lymphomas have a fairly long life expectancy from the time of diagnosis, with a median survival of 6.6 years, despite the fact that low grade NHLs are almost always incurable. Intermediate grade and high grade lymphomas are more rapidly growing forms of these cancers which, in some cases, may be curable with early, aggressive chemotherapy. New diagnoses of NHLs in the United States are estimated to be 56,000 in 2001. In the United States, more than 85% of all non-Hodgkin's lymphomas are of B-cell origin; the remainder are of T-cell origin.

     Owing to the fluid nature of the immune system, B-cell lymphomas are usually widely disseminated and characterized by multiple tumors at various sites throughout the body upon first presentation. Treatment courses with chemotherapy or radiation therapy often result in a limited number of remissions for patients with B-cell lymphomas. The majority of patients in remission will relapse and ultimately die either from their cancer or from complications of conventional therapy. Fewer patients achieve additional remissions following relapse and those remissions are generally of shorter duration as the tumors become increasingly resistant to subsequent courses of chemotherapy. Therapeutic product development efforts for these cancers have focused on both improving treatment results and minimizing the toxicities associated with standard treatment regimens. Immunotherapies with low toxicity and demonstrated efficacy, such as Rituxan, might be expected to reduce treatment and hospitalization costs associated with side effects or opportunistic infections, which can result from the use of chemotherapy and radiation therapy.


     Psoriasis, inflammatory bowel disease, or IBD, asthma, allergic rhinitis, rheumatoid arthritis, SLE, ITP and multiple sclerosis are autoimmune and inflammatory diseases that require ongoing therapy and afflict millions of patients in the United States. Autoimmune disease occurs when the patient's immune system goes awry, initiating a cascade of events which results in an attack by the patient's immune system against otherwise healthy tissue and often includes inflammation of the involved tissue. Autoimmune diseases are typically treated with products such as steroids and nonsteroidal anti-inflammatory agents. These therapies are limited for several reasons, including their lack of specificity and ineffectiveness when used chronically. Furthermore, steroids suppress the immune system and make the patient susceptible to infections while nonsteroidal, anti-inflammatory agents have limited efficacy and have been implicated in the formation of gastro-intestinal ulcerations.

TECHNOLOGY

     We are developing products for the management of immune system cancers and autoimmune and inflammatory diseases. Our antibody products bind to specific subsets of human immune system cells or to soluble mediators of immune cell activity, and act to deplete or to alter the activity of these cells. The products are administered intravenously and target cells or soluble mediators located in easily accessible compartments of the body, specifically the blood, the lymphatic fluid and the synovial fluid. For treatment of B-cell NHLs, our products target a cell surface marker known as CD20 which is present only on B cells but not on B-cell precursors. These products act to reduce total B-cell levels, including both malignant and normal B cells. The depletion of normal B cells observed in clinical experience to date has been only temporary, with regeneration occurring within months from the unaffected B-cell precursors. We believe that our lead product, Rituxan, provides therapeutic alternatives to complement the treatment of certain B-cell NHLs. We also believe that our radioimmunotherapeutic agent, ZEVALIN, if successfully developed and approved for marketing, may provide an additional alternative for the treatment of certain B-cell NHLs.

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

     We have developed the following proprietary technologies for use with and in the development of our products:

     o PRIMATIZED ANTIBODY TECHNOLOGY. We have developed a proprietary PRIMATIZED antibody technology designed to avoid HAMA responses and other immunogenicity problems by developing monoclonal antibodies from primate rather than mouse B cells. These antibodies are characterized by their strong similarity to human antibodies and by the absence of mouse components. In 1998, we received an issued U.S. patent covering our PRIMATIZED antibodies. Underlying this proprietary technology is our discovery that macaque monkeys produce antibodies that are structurally indistinguishable from human antibodies in their variable (antigen-binding) regions. Further, we found that the macaque monkey can be immunized to make antibodies that react with human, but not with macaque, antigens. Genetic engineering techniques are then used to isolate the portions of the macaque antibody gene that encode the variable region from a macaque B cell. This genetic material is combined with constant region genetic material from a human B cell and inserted into a host cell line which then expresses the desired antibody specific to the given antigen. The result is a part-human, part-macaque PRIMATIZED antibody which appears structurally to be so similar to human antibodies that it may be accepted by the patient's immune system as "self." This development allows the possibility of therapeutic intervention in chronic diseases or other conditions that are not amenable to treatment with antibodies containing mouse components. We are currently using our PRIMATIZED technology for the development of our IDEC-151, IDEC-152 and IDEC-114 product candidates.

    o PROVAX(TM) ANTIGEN FORMULATION. We have also discovered a proprietary antigen formulation, PROVAX, which has shown the ability to induce cellular immunity, manifested by cytotoxic T lymphocytes, in animals immunized with protein antigens. Cellular immunity is a counterpart to antibody-based immunity and is responsible for the direct destruction of virally infected and malignant cells. PROVAX is a combination of defined chemical entities and may provide a practical means for the development of effective immunotherapies that act through the induction of both antibody and cell-mediated immunity. We believe such immunotherapies may be useful for the treatment of certain cancers and viral diseases. Preliminary studies also indicate that PROVAX can be safely administered by injection to human subjects. We intend to make PROVAX available through licenses and collaborations to interested partners for development of immunotherapeutic vaccines.

    o PROPRIETARY VECTOR TECHNOLOGIES. We have developed methods of engineering mammalian cell cultures using proprietary gene expression technologies, or vector technologies that rapidly and reproducibly select for stable cells, producing high levels of desired proteins. These technologies allow the efficient production of proteins at yields that are competitive with current commercial cell culture manufacturing methods. We have successfully applied one of these technologies to the commercial scale production of Rituxan.

Our Product and Product Candidates

Rituxan, our first product approved for marketing in the United States, and our other primary products under development, address immune system disorders, such as lymphomas, autoimmune and inflammatory diseases. In addition, we have discovered other product candidates through the application of our technology platform. The products either commercialized or in preclinical and clinical development by our partners and us are described in the following table. We have retained exclusive marketing rights in the United States for all of our products except Rituxan.

                                          INDICATION                    STATUS                  DEVELOPMENT/MARKETING
                                          ----------                    ------                  ---------------------
IMMUNE SYSTEM CANCER PRODUCTS:
                                                                        U.S.: Approved          Genentech (U.S. copromotion)
                                                                        European Union:         Roche (worldwide except U.S. and
Rituxan................................    Certain B-cell NHL           Approved                Japan)
                                                                        Japan: Approval         Zenyaku (Japan)
                                                                        Pending

                                                                        U.S.: BLA accepted
                                           B-cell NHL                   for filing
ZEVALIN.................................   (radioimmunotherapy)         European Union:         Schering AG (worldwide except U.S.)
                                                                        MAA accepted for
                                                                        filing

AUTOIMMUNE AND INFLAMMATORY
 DISEASE PRODUCTS:

PRIMATIZED Anti-CD4 (IDEC-151)
     (Clenoliximab).....................  Rheumatoid arthritis          Phase II                IDEC has retained worldwide rights

Humanized Anti-CD40L (IDEC-131).........  Various autoimmune diseases   Phase II                Eisai (Europe and Asia)

PRIMATIZED Anti-B7.1 (IDEC-114).........  Psoriasis                     Phase II                Mitsubishi (Asia)

PRIMATIZED Anti-CD23                      Various allergic conditions,  Phase I                 Seikagaku (Europe and Asia)
     (IDEC-152).........................  initially allergic asthma

Humanized and PRIMATIZED                  Various inflammatory          Discovery               Taisho (Europe and Asia)
     Anti-MIF...........................  conditions

OTHER PRODUCTS:
PROVAX (antigen formulation)............  Cancer therapeutic vaccines   Preclinical             IDEC has retained worldwide rights
                                                                        Development

IMMUNE SYSTEM CANCER PRODUCTS

     Our objective with respect to treating B-cell NHLs is to use our anti-CD20 antibodies to target, bind to and selectively eliminate both the patient's normal and malignant B cells. The following is a brief description of each of our products in this area:

RITUXAN

     Rituxan is a genetically engineered, chimeric murine/human monoclonal antibody designed to harness the patient's own immune mechanisms to destroy normal and malignant B cells. In November 1997, Rituxan was approved in the United States for treatment of certain B-cell NHLs. We market Rituxan in the United States with Genentech pursuant to a copromotion arrangement. Roche sells Rituxan outside the United States under the trade name MabThera, except in Japan where Zenyaku has the rights for product development, marketing and sales.

     Our laboratory studies show that the Rituxan antibody binds to the CD20 antigen on B cells and activates a group of proteins known as complement, leading to normal and malignant B-cell destruction. Additionally, we believe that the Rituxan antibody, when bound to the CD20 antigen, recruits macrophages and natural killer cells to attack the B cells. Through these and other mechanisms, the antibody utilizes the body's immune defenses to lyse, or rupture, and deplete B cells. B cells have the capacity to regenerate from early precursor cells that do not express the CD20 antigen. The depletion of normal B cells observed in clinical experience to date has been only temporary, with normal B-cell regeneration typically occurring within six to nine months. The capacity of a tumor to regrow after treatment with Rituxan will depend on the number of malignant B cells, or malignant B-cell precursors, if the malignancy first appeared within a precursor cell remaining after treatment.

     Rituxan was the first monoclonal antibody approved in the United States for a cancer therapy indication. Rituxan is unique in the treatment of B-cell NHLs due to its specificity for the antigen CD20, which is expressed only on normal and malignant B cells and not on precursor B cells or other tissues of the body. Rituxan's mechanism of action utilizes the body's own immune system as compared to conventional lymphoma therapies, including experimental radioimmunotherapies. These properties of Rituxan allow its use in patients where chemotherapy is either poorly tolerated or ineffective in inducing disease remissions. Rituxan is easily administered as outpatient therapy by personnel trained in the use of chemotherapies. A standard course of Rituxan therapy consists of four intravenous infusions given on days 1, 8, 15 and 22, whereas chemotherapy is given typically in repeating cycles for up to four to eight months. In October 1999, we submitted a sBLA relating to the use of Rituxan in expanded dosing, including retreatment, times eight dosing and bulky disease for the treatment of B-cell NHL. In September 2000, we received a "completed review" letter from the FDA indicating that it has completed review of the sBLA for Rituxan. In its "completed review" letter, the FDA commented only on the details of the PI. Based on the FDA's comments, we are in discussions with the FDA with the objective of finalizing revisions to the Rituxan PI.

     Rituxan is indicated for single agent use in relapsed or refractory, low grade or follicular CD20-positive B-cell NHLs, which comprise approximately half of the prevalence of B-cell NHLs in the United States. Ongoing or completed Phase II studies suggest that Rituxan may also be useful in combination with chemotherapy in low grade or follicular, relapsed or refractory, CD20-positive B-cell NHLs, and as a single agent or in combination with various chemotherapies in the treatment of other forms of B-cell NHLs and chronic lymphocytic leukemia, or CLL. In relapsed or chemotherapy-refractory low grade B-cell NHLs, which to date have proven to be incurable, Rituxan provides a means to induce remissions of disease in some patients without subjecting the patient to the toxicity and duration of therapy that are typical of chemotherapy regimens.

     In a Phase III clinical trial, Rituxan, given as a single agent to patients with relapsed or refractory, low grade or follicular CD20-positive B-cell NHL, achieved partial or complete responses to therapy (using the response criteria as defined in the IDEC protocol) of 48% of patients on an intent-to-treat basis, which represented 80 of 166 patients. Of the 80 responding patients, tumor shrinkage greater than 50% was verified over at least two independent observations 28 days apart; 10 were complete responses, or 6%, and 70 were partial responses, or 42%. The median duration of response, which is the time from response onset to first determination of tumor regrowth, in the 80 responders was 11.6 months. We believe that 16 of the 80 responders, or approximately 20%, are experiencing ongoing remissions lasting from one-and-a-half to three years. Retrospective analysis of patient subgroups in the

Phase III Rituxan trial showed responses in patients with poor prognostic features, and who generally respond poorly to chemotherapy regimes, such as age greater than 60, extranodal disease, prior relapse from autologous bone marrow transplant, or relapse or failure of anthracycline-containing regimens. In newly diagnosed B-cell NHLs, which are intermediate or high grade and may be curable with early aggressive chemotherapy, we believe that the addition of Rituxan to combination regimens may improve the overall response rate. Demonstration of improved response rate, for example, long-term disease remissions, is being sought through ongoing, randomized controlled trials.

     There are standard response criteria for solid tumor cancers, CLL, Hodgkin's disease and acute myelogenous leukemia, but until recently, none for B-cell NHL. As a result, clinical response rates in B-cell NHL may vary depending on which criteria is being applied. One of the protocol-defined requirements for scoring a complete response in the Rituxan pivotal trial was that all measurable lesions shrink to less than 1x1cm. Using this conservative criterion, we reported an overall response rate of 48% with a 6% complete response rate, referred to as a CR rate. Based on a paper published by Cheson, ET AL. in the Journal of Clinical Oncology, the lymphoma experts have now standardized the response criteria in NHL. Prior to the Cheson paper and the subsequent standardization, our protocol definition of overall response rate and complete response rates were based on our investigators and our own criteria. Exploratory analysis applying the new International Workshop NHL Response Criterion Standards for NHL to our Rituxan Phase III pivotal trial shows an overall response rate of 56% with a CR rate of 32%.

     In December 1999, we announced updated information on the results of a Phase II Rituxan retreatment study presented at the American Society of Hematology Conference, or ASH conference. This Phase II study in patients with low grade or follicular, CD20-positive B-cell NHL was conducted to determine the safety and efficacy of Rituxan in patients who had relapsed or were refractory to prior chemotherapy, but had responded previously to Rituxan. From the analyses of the study, patients who responded to one regimen of Rituxan may be retreated with additional courses of Rituxan without impairment of bone marrow function, or myelosuppression, or development of an immune response, or antibodies, to anti-CD20 antibody therapy, a response called human anti-chimeric antibody, or HACA. Of 60 patients treated, 57 were considered evaluable for efficacy. The overall response rate using our protocol was 40%, with 6 out of 57, or 11%, achieving complete responses and 17 out of 57, or 30%, achieving partial responses. Median time to progression and duration of response have not been reached after more than 15 months of follow-up. The overall safety profile seen with retreatment was similar to what was reported for the initial treatment with Rituxan, primarily infusion-related events that usually occurred within a few hours of the first infusion. Other events that occurred less frequently included: leukopenia, nausea, transient bronchospasm and mild hypotension. These results supported the sBLA filed in October 1999, which requested a label expansion to include retreatment with Rituxan for B-cell NHL patients.

     The most common adverse events associated with Rituxan, based on our clinical trial experience, are infusion-related, consisting mainly of mild to moderate flu-like symptoms, for example, fever, chills and rigors, that occur in the majority of patients during the first infusion. Other events which occur with less frequency include nausea, rashes, fatigue and headaches. More serious events include hypotension, wheezing, sensation of the tongue or throat swelling and recurrence of cardiac events in patients with a history of angina or arrhythmia. These symptoms were usually limited in duration to the period of infusion and decrease with subsequent infusions. These adverse events are generally milder and of a shorter duration than the adverse events associated with chemotherapy.

     In an effort to identify expanded applications for Rituxan, we, in conjunction with Genentech and Roche, have authorized over 120 Rituxan post-marketing study concepts to date, two of which are large Phase III clinical trials. Several of these trials will explore the use of Rituxan in a variety of investigational B-cell NHL clinical settings including:

     o combination therapy with widely used chemotherapy regimens for both low grade and intermediate/high grade disease;

     o single agent therapy in newly diagnosed, previously untreated low grade disease;

     o integration into autologous bone marrow transplant regimens both as an IN VIVO purging agent prior to bone marrow harvest and post-transplant as consolidation therapy; and

     o    treatment of AIDS-related B-cell NHLs.

     Additionally, clinical trials have been initiated in other B-cell malignancies and pre-malignant conditions such as CLL, multiple myeloma and lymphoproliferative disorders associated with solid organ transplant therapies.

RITUXAN AND CHOP CHEMOTHERAPY

     At the ASH conference in December 2000, a Rituxan presentation was given during the plenary session based on the Coiffier ET AL. study entitled "MabThera (Rituximab or Rituxan) plus CHOP is superior to CHOP Alone in Elderly Patients with Diffuse Large B-Cell Lymphoma: Interim Results of a Randomized GELA trial." Interim results were submitted to ASH on 328 of 400 previously untreated elderly patients randomized into two arms of the study comparing standard CHOP, a common chemotherapy regimen consisting of cyclophosphamide, doxorubicin, vincristine and prednisone, given every three weeks for eight cycles, versus standard CHOP, with Rituxan given day one of each cycle of CHOP. Preliminary analysis revealed no major difference between the two arms in toxicity or infections. With a median follow-up of twelve months the data, as summarized in the abstract, demonstrated that:

     o    CHOP plus Rituxan had a CR rate of 76% vs. 60% with CHOP alone;

     o CHOP plus Rituxan had a twelve-month event-free, an event defined as patient death, treatment failure or regrowth of lymphoma, survival of 69% vs. 49% with CHOP alone; and

     o CHOP plus Rituxan had a twelve-month overall survival of 83% vs. 68% with CHOP alone.

     Approximately 10 percent of patients in the Rituxan/CHOP arm experienced grade 3/4 infusion-related events. As has been seen in prior studies with Rituxan, these events were generally limited to the first infusion of Rituxan and were reversible. These infusion reactions included chills, fever, throat irritation and nausea. These reactions are consistent with those seen with Rituximab therapy used as a single agent.

     In December 1999, we announced updated information on the results of a Phase II study assessing the safety and effectiveness of Rituxan used in combination with CHOP chemotherapy, in low grade or follicular B-cell NHL. The overall response rate using the IDEC protocol, in the Phase II study was 100 percent in 35 evaluable patients with 22 patients, or 63%, achieving complete responses and 13 patients, or 37%, achieving partial responses. The median duration of response was 45.9+ months with progression-free survival not reached after a median observation time of 47.4+ months. Twenty-four patients, or 69%, are still in remission beyond 36+ months and up to 65.3+ months. The most frequently experienced adverse events were neutropenia, dehydration, alopecia, nausea and fever. Rituxan was associated with fever and chills.

     Results of a Phase II clinical trial evaluating the combination of Rituxan plus CHOP in intermediate and high grade B-cell NHL were also announced in December 1999. The overall response rate in the 33 evaluable patients was 97%, with 20 patients, or 61%, achieving complete responses and 12 patients, or 36%, achieving partial responses. At a median follow-up of 24 months, the median duration of response has not been reached at 18+ months, with 27 evaluable patients exhibiting no evidence of progressive disease.

     While these Phase II trials were conducted in a relatively small number of patients, it appears that adding Rituxan to CHOP chemotherapy may have the potential to provide durable remissions for patients with NHL. As a result, a Phase III randomized, open-label clinical trial, sponsored by Genentech and us, began in January 2000 to evaluate the safety and efficacy of Rituxan plus CHOP versus CHOP alone in previously untreated CD20-positive intermediate or high grade NHL patients. Based upon the positive results from the GELA study performed by Roche, we have stopped accruing new patients in our Phase III study.

     These CHOP/Rituxan Phase II clinical trials also served as the basis for the commencement of a large, randomized controlled cooperative Phase III trial by the National Cancer Institute, the Eastern Cooperative Oncology Group, the Cancer and Leukemia Group B and the Southwest Oncology Group. This trial will examine whether the addition of Rituxan administered on a maintenance regimen (four infusions every six months for two years) to the CHOP or CHOP/Rituxan responders will improve cure rates, or long-term remission, in individuals over the age of 60 years with intermediate and high grade B-cell NHL.

ZEVALIN

     Due to the sensitivity of B-cell tumors to radiation, radiation therapy has historically played, and continues to play, an important role in the management of B-cell lymphomas. Radiation therapy currently consists of external beam radiation focused on certain isolated areas of the body or areas with high tumor burden. We are developing an antibody product that is intended to deliver targeted immunotherapy by means of injectable radiation to target sites expressing the CD20 antigen, such as lymphatic B-cell tumors. ZEVALIN, our radioimmunotherapy for treatment of B-cell NHL, will be sold as a kit including an antibody manufactured by us, which is conjugated with a chelating linker. Yttrium-90, which is supplied by a third party, will be chelated to the antibody at the medical center or radiopharmacy just prior to therapeutic infusion in the patient. Patients receiving ZEVALIN are first treated with Rituxan to deplete peripheral blood B cells and optimize ZEVALIN biodistribution, and then with ZEVALIN, which delivers the radioisotope yttrium-90 to tumors throughout the body.

     In clinical testing, the ZEVALIN antibody radiolabeled with the isotope indium-111 was used to image the patient's tumor and to estimate the radiation dose to normal organs from the subsequently administered therapeutic product, which uses the isotope yttrium-90. The low energy gamma particle emitted by indium is detectable outside the body, thereby allowing the physician to determine the localization of the antibody in the tumor. The companion yttrium-90 isotope provides targeted radiation therapy by emitting a high energy beta particle that is absorbed by surrounding tissue, leading to tumor destruction. Our objective with ZEVALIN is to provide safer, more effective radiation therapy than is possible with external beam radiation and to provide this radiation therapy in an outpatient setting.

     Other radioisotopes, such as iodine-131, emit both beta and gamma radiation and at certain therapeutic doses require that the patient be hospitalized and isolated in a lead-shielded room for several days. In contrast, the beta particle emitted by yttrium-90 is absorbed by tissue immediately adjacent to the antibody and is concentrated at the antibody target. We believe that this short epnetrating radiation will permit the use of ZEVALIN in outpatient therapy, and thus we have conducted our clinical trials in the outpatient setting.

     We have completed two multi-center, pivotal Phase III studies of ZEVALIN in the treatment of low grade or follicular, relapsed or refractory, CD20-positive B-cell NHL, which is the basis for a BLA that we submitted to the FDA on November 1, 2000 seeking approval for ZEVALIN in the United States. In December 2000, we were notified by the FDA that our BLA was accepted for filing. In addition, Schering AG, who has worldwide marketing rights to ZEVALIN outside the United States, submitted a MAA for ZEVALIN to the EMEA, which was accepted for filing in January 2001.

     Final results for these two studies were presented at the ASH conference in December 2000. The first, randomized controlled study conducted compares ZEVALIN plus Rituxan, to Rituxan alone in 143 patients with relapsed or refractory, low grade, follicular or transformed CD20-positive B-cell NHL. Patients receiving ZEVALIN plus Rituxan showed an overall response rate of 80%, compared to an overall response rate of 56 percent in patients receiving Rituxan alone. Fifty-six percent of patients enrolled in the study were refactory to their last course of chemotherapy. Thirty percent of the ZEVALIN patients achieved complete responses to therapy, compared to 16 percent of Rituxan patients. A treatment course for ZEVALIN includes a Rituxan infusion (250 mg/m2) on day one, followed by infusions of Rituxan (250 mg/m2) and ZEVALIN (at a standard dose of 0.4 mCi/kg of patient body weight) on day eight. Patients in the Rituxan arm received four infusions of Rituxan (at the indicated dose of 375 mg/m2) once a week over 22 days.

     The second pivotal study evaluated the safety and efficacy of ZEVALIN in follicular NHL patients who are refractory to Rituxan, I.E., who did not achieve a response or had a time to progression of less than six months with their most recent course of Rituxan. Under the new International Workshop NHL Response Criterion Standards for NHL, the overall response rate was 74% who responded to treatment with ZEVALIN, with 15 percent of thoses individuals achieving a complete response to therapy. Seventy-four percent of these patients had sizable tumors (greater than 5cm in single diameter) and 82% were chemotherapy-resistant to at least one prior chemotherapy treatment. The dosimetry results obtained in the second Phase III trial concluded that the ZEVALIN biodistribution and estimated radiation absorbed dose to normal body organs were not affected by prior treatment with Rituxan.

     In both studies, toxicity associated with ZEVALIN treatment was primarily reductions in blood-cell counts. Patients with impaired bone marrow reserve, as indicated by lower baseline platelet counts, or evidence of significant bone marrow damage from prior therapy, as well as patients with greater involvement of the bone marrow with lymphoma, were more likely to experience such toxicity. Decreased blood counts resulted in hospitalizations for infection in seven percent of patients and life-threatening bleeding in less than one percent. Approximately 50 percent of patients experience generally mild, reversible infusion reactions, such as chills, fever, throat irritation and nausea, with a lower incidence on the second treatment day. These reactions are consistent with those seen with Rituximab therapy as single-agent therapy and the incidence of infusion reactions was similar between the two arms in the randomized trial.

     We expect that Rituxan and ZEVALIN, if approved, will become complementary products for the management of B-cell NHLs. Because most B-cell NHLs are treated today in community-based group practices, Rituxan fits nicely into the community practice, as no special equipment, training or licensing is required for its administration or for management of treatment-related side effects. Rituxan has shown activity even in patients refractory to chemotherapy and is indicated for this use, so that it provides a viable option for the community-based oncologist prior to referral of the patient to the medical center for treatment with more aggressive therapies, potentially including ZEVALIN. By contrast, all radioimmunotherapies will be administered by nuclear medicine specialists or radiation oncologists at the medical or cancer centers that are equipped for the handling, administration and disposal of radioisotopes. Also, the nuclear medicine department, but not the community-based practice, has the specialized equipment and governmental licenses that are required for use of radioisotopes. We believe that referral patterns will develop for treatment of B-cell NHL patients with radioimmunotherapies at medical centers after the community-based oncologist has exhausted other options, such as Rituxan or chemotherapy, for the management of his or her patients. This trend is further reinforced by the observation made by us, and by others working in the field, of the substantial clinical activity of radioimmunotherapies in patients with late-stage disease who has become refractory to chemotherapies. We are committed to the development and commercialization of ZEVALIN as a complementary product to Rituxan used throughout the course of a patient's disease, providing an alternative for both the patient and the healthcare professional to conventional chemotherapies.

AUTOIMMUNE AND INFLAMMATORY DISEASE PRODUCTS

     We are developing new antibodies using humanized antibody technology and our own proprietary class of antibodies, termed PRIMATIZED antibodies, that are of part-human, part-macaque monkey origin. These PRIMATIZED antibodies are structurally similar to, and potentially indistinguishable by a patient's immune system from, human antibodies. PRIMATIZED antibodies may provide therapeutic intervention for diseases or conditions not amenable to chronic treatment with mouse-derived antibodies. Our objective with our PRIMATIZED antibodies is to provide therapies that can be used to control autoimmune diseases characterized by overactive immune functions. We have entered into research and development collaborations with Eisai Co, Ltd, Mitsubishi-Tokyo Pharmaceuticals, Inc, Seikagaku Corporation and Taisho Pharmaceuticals Co. Ltd. of Tokyo, all of which target distinct, cell surface antigens.

PRIMATIZED ANTI-CD4 (IDEC-151)

     In March 1998, we, along with SmithKline Beecham, p.l.c., announced the selection of IDEC-151 as our lead PRIMATIZED anti-CD4 antibody for the treatment of rheumatoid arthritis. In a Phase I portion of a Phase I/II study of 32 patients with moderate to severe rheumatoid arthritis, the results of which were announced in late November 1997, IDEC-151 displayed no CD4 depletion and no infusion-related adverse events. In February 2000, we amended our agreement with SmithKline Beecham which resulted in all anti-CD4 program rights, including IDEC-151, being returned to us. We will receive no further funding from SmithKline Beecham under the amended agreement. As part of the amended agreement, SmithKline Beecham has the option to negotiate commercialization and copromotion rights with us for the first compound based on our PRIMATIZED anti-CD4 antibodies to complete a Phase II study. If we do not commercialize and copromote the compound with SmithKline Beecham, we will pay SmithKline Beecham royalties on sales by us, our affiliates and licensees on any products emerging from the rights returned to us under the amended agreement. In August 2000, we initiated a Phase II trial of this antibody in combination with methotrexate in patients with moderate to severe rheumatoid arthritis. Approximately 130 patients will be randomized to receive either IDEC-151 plus methotrexate or placebo plus methotrexate.

HUMANIZED ANTI-CD40L (IDEC-131)

     In December 1995, we entered into a research and development collaborative agreement with Eisai. The collaboration focuses on developing humanized and PRIMATIZED antibodies against the CD40 ligand. This antigen, also referred to as gp39, is an essential immune system trigger for B-cell activation and antibody production. A potential target indication includes transplantation and antibody-mediated autoimmune diseases such as ITP. The development of our humanized anti-CD40L monoclonal antibody, IDEC-131, is based on technology that we licensed from Dartmouth College, where researchers have shown that the binding of CD40L to its CD40 receptor on B cells is essential for proper immune system function. These researchers generated anti-CD40L antibodies that blocked this T-cell and B-cell interaction and halted disease progression in a variety of animal models of disease characterized by abnormal or unwanted immune response. Moreover, when researchers ended the animals' anti-CD40L treatments, the animals' antibody-producing capacity returned to normal levels, but their disease remained suppressed. Treatment with the anti-CD40L antibodies appeared to have reset the animals' immune systems and restored a normal immune response. Under the collaborative agreement, we have agreed to develop with Eisai a humanized anti-CD40L antibody. This effort has resulted in the identification of the humanized anti-CD40L antibody lead candidate, IDEC-131, which underwent preclinical testing, process development and manufacturing of clinical trial material in early 1997. We successfully completed a Phase I clinical trial in SLE with IDEC-131 in early 1999, which demonstrated an overall favorable safety profile. In the first quarter of 2000, we completed a Phase II clinical trial with IDEC-131 in patients with SLE that demonstrated a favorable safety profile. However, the response rates in this Phase II trial, versus a significant placebo effect, did not support continued development of IDEC-131 in SLE. Based on a favorable safety profile and preclinical studies, we continue to evaluate IDEC-131 in other autoimmune diseases. In January 2001 we initiated a Phase II study in patients with chronic, refractory ITP, and a separate Phase II study in patients with moderate to severe psoriasis, a T-cell mediated disease.

PRIMATIZED ANTI-B7.1 (IDEC-114)

     In November 1993, we entered into a research and development collaboration with Mitsubishi that focuses on the development of PRIMATIZED antibodies directed at the B7.1 antigen. This B7.1 antigen appears on the surface of antigen-presenting cells and is involved in the interaction of these cells with T cells in triggering a cascade of immune system responses. Antibodies directed at the B7.1 antigens may block this cascade and, therefore, may be useful in preventing unwanted immune responses in certain inflammatory and chronic autoimmune conditions such as psoriasis, arthritis and multiple scherosis, or MS. Mitsubishi has actively shared in the development process, generating animal models and participating in research with us. We have completed a Phase I and Phase I/II study for IDEC-114. Analysis of the 24-patient Phase I data showed a favorable safety profile with preliminary findings of clinical activity in patients with moderate to severe psoriasis. IDEC-114 as a single dose demonstrated an overall favorable safety profile and there were no serious adverse events. In March 2001 results of the Phase I/II clinical trial were presented at the American Academy of Dermatology Conference. The results of this trial confirm and extended the favorable safety profile and preliminary evidence of clinical activity seen in our earlier Phase I trial. Thirty-five patients in this trial were treated with four doses of IDEC-114 at a variety of dose levels. Clinical results revealed that 40% of patients achieved a clinical endpoint of at least a 50% reduction in the Psoriasis Area and Severity Index, or PASI, at some point in the study and 57% of patients achieved a Physician's Global Psoriasis Assessment, or PGA, of Good or above. Importantly, patients continued to improve beyond the end of the treatment period, Study Day 43. Maximum clinical improvements in PASI scores were seen on the last follow-up day, Study Day 127. The majority of adverse events were mild in severity, such as uncomplicated colds, transient chills and mild fatigue. Based on the favorable results of these studies we have initiated a Phase II clinical trial with IDEC-114 in patients with moderate to severe psoriasis.

PRIMATIZED ANTI-CD23 (IDEC-152)

     In December 1994, we entered into a collaboration with Seikagaku aimed at the development of PRIMATIZED anti-CD23 antibodies for the potential treatment of allergic rhinitis, asthma and other allergic conditions. Antibodies against the CD23 receptor on certain white blood cells inhibit the production of immune system molecules called immunoglobulin class E, or IgE, which are known to trigger allergic conditions. At the same time, anti-CD23 antibodies do not affect the production of the immunoglobulins, which are the patient's own antibodies responsible for granting protective immunity to infectious agents. Thus, PRIMATIZED anti-CD23 antibodies may provide a unique new approach to treating chronic illnesses such as allergic rhinitis and asthma. This effort has resulted in the identification of a PRIMATIZED antibody lead candidate, IDEC-152, which underwent preclinical testing, process development and manufacturing of clinical material during 1999. We filed an IND for IDEC-152 in October 1999 and began a Phase I clinical trial in allergic asthma in February 2000 to evaluate its safety, tolerability and pharmacokinetics. In March 2001 the results of the Phase I trial were presented at the American Academy of Allergy Asthma and Immunology. A total of 30 patients entered the trial with 24 receiving IDEC-152 and 6 receiving a placebo. The safety trial was favorable, with adverse events in patients who received IDEC-152 being very similar to those of placebo patients. Substantial prolonged reductions in IgE levels were noted in IDEC-152 patients.

HUMANIZED ANTI-MIF

     In June 2000, we announced our collaboration with Taisho to develop and commercialize antibody therapeutics against macrophage migration inhibitory factor, or MIF, for the treatment of inflammatory and autoimmune diseases. MIF is the body's natural counter-regulatory cytokine which serves to override the anti-inflammatory activities of natural and administered steroids. Inhibition of MIF may represent a novel approach to the management of a variety of acute and chronic inflammatory diseases, including steroid-resistant rheumatoid arthritis and asthma. In September 1997, we licensed from Cytokine Pharmasciences, Inc., a privately held bio pharmaceutical company, development rights to CPI's anti-MIF antibody technology. Under the terms of the licensing and development agreement, we became the exclusive licensee of CPI's rights to the anti-MIF antibody technology for therapeutic and diagnostic applications.

STRATEGIC ALLIANCES

     We have entered into strategic partnering arrangements for many of our product development programs. Our entitlement to funding under the arrangements depends on achieving product development objectives related to development, clinical trial results, regulatory approvals and other factors. These arrangements include:

GENENTECH, INC.

     In March 1995, we entered into a collaborative agreement with Genentech for the clinical development and commercialization of our anti-CD20 monoclonal antibody, Rituxan, for the treatment of B-cell NHLs. Concurrent with the collaborative agreement, we also entered into an expression technology license agreement with Genentech for a proprietary gene expression technology developed by us and a preferred stock purchase agreement providing for certain equity investments that have been made by Genentech in us. In connection with the preferred stock purchase agreement, we also entered into a standstill agreement with Genentech, under which Genentech agreed not to acquire any shares of our common stock or shares with voting rights, or solicit proxies from any of our stockholders to elect any of Genentech's affiliates to our board of directors. The standstill agreement terminated in March 2001, and Genentech is no longer precluded from purchasing shares or soliciting proxies as described.

     In November 1995, we entered into a joint development, supply and license agreement with Zenyaku and Genentech, pursuant to which Zenyaku received exclusive rights to develop, market and sell Rituxan, and we receive royalties on sales of Rituxan in Japan. In addition, we are copromoting Rituxan with Genentech in the United States. Genentech retained commercialization rights throughout the rest of the world, except in Japan. Genentech has granted Roche exclusive marketing rights outside of the United States, and Roche has elected to market Rituximab under the trade name MabThera. We receive royalties on sales outside the United States. Our collaborative agreement with Genentech provides two independent mechanisms by which either party may purchase or sell its rights in the copromotion territory from or to the other party. Upon the occurrence of certain events that constitute a change of control in us, Genentech may elect to present an offer to us to purchase our copromotion rights. We must then accept Genentech's offer or purchase Genentech's copromotion rights for an amount scaled (using the profit sharing ratio between the parties) to Genentech's offer. Under a second mechanism, after a specified period of commercial sales and upon a certain number of years of declining copromotion profits or if Genentech files for U.S. regulatory approval on a competitive product during a limited period of time, either party may offer to purchase the other party's copromotion rights. The offeree may either accept the offer price or purchase the offeror's copromotion rights at the offer price scaled to the offeror's share of copromotion profits. Pursuant to the terms of our Supply Agreement with Genentech, Genentech assumed worldwide manufacturing obligations for Rituxan beginning in September 1999.

EISAI CO., LTD.

     In December 1995, we entered into a collaborative development agreement and a license agreement with Eisai aimed at the development and commercialization of humanized and PRIMATIZED anti-CD40L antibodies. Under the terms of these agreements, Eisai may provide up to $37.5 million in milestone payments and support for research and development, subject to the attainment of product development objectives and satisfaction of other criteria to be agreed upon between the parties, of which $33.2 million has been recognized through December 31, 2000. Eisai received exclusive rights in Asia and Europe to develop and market resulting products emerging from the collaboration, with us receiving royalties on eventual product sales by Eisai. At any time, Eisai may terminate the development agreement by giving us 60 days' written notice based on a reasonable determination that the products do not justify continued development or marketing.

MITSUBISHI-TOKYO PHARMACEUTICALS, INC.

     In November 1993, we entered into a three-year collaborative agreement and an ongoing license agreement with Mitsubishi for the development of a PRIMATIZED anti-B7.1 antibody. Under the terms of the agreement, we may receive payments totaling $12.2 million subject to the attainment of product development objectives, of which $9.2 million has been recognized through December 31, 2000. Under the license agreement, we have granted Mitsubishi an exclusive license in Asia to make, use and sell PRIMATIZED anti-B7.1 antibody products. We will receive royalties on sales by Mitsubishi of the developed products. The collaborative agreement expired on December 31, 1996. Mitsubishi may terminate the license at any time upon 30 days' written notice based on a reasonable determination that the products do not justify continued development or marketing.

SEIKAGAKU CORPORATION

     In December 1994, we entered into a collaborative development agreement and a license agreement with Seikagaku aimed at the development and commercialization of therapeutic products based on our PRIMATIZED anti-CD23 antibodies. Under the terms of these agreements, Seikagaku may provide up to $26.0 million in milestone payments and support for research and development, subject to the attainment of product development objectives, of which $19.9 million has been recognized through December 31 2000. Under the license agreement, Seikagaku has received exclusive rights in Europe and Asia to all products emerging from the collaboration. We will receive royalties on eventual product sales by Seikagaku. At any time, Seikagaku may terminate the development agreement and the license agreement by giving us 30 days' written notice based on a reasonable determination that the products do not justify continued development or marketing.

SCHERING AKTIENGESELLSCHAFT

     In June 1999, we entered into a collaboration and license agreement and a supply agreement with Schering AG aimed at the development and commercialization of our radioimmunotherapy ZEVALIN. Under the terms of the agreement, Schering AG may provide up to $47.5 million in product development milestone payments and support for research and development, subject to the attainment of product development objectives, of which $28.1 million has been recognized through December 31, 2000. Schering AG received marketing and distribution rights to ZEVALIN outside the United States, and we will receive royalties on eventual product sales by Schering AG. Under the terms of a separate supply agreement we are obligated to meet Schering AG's clinical and commercial requirements for ZEVALIN. Schering AG may terminate these agreements for any reason.

TAISHO PHARMACEUTICALS CO. LTD.

     In June 2000, we announced our collaboration with Taisho aimed at the development and commercialization of antibody therapeutics against MIF for the treatment of inflammatory and autoimmune diseases. Under the terms of the agreements, Taisho may provide up to $32.0 million in product development milestone payments and support for research and development, subject to the attainment of product development objectives, of which $6.2 million has been recognized through December 31, 2000. Taisho received exclusive rights in Asia and Europe to develop and market resulting products emerging from the collaboration, and we will receive royalties on eventual product sales by Taisho. At any time, Taisho may terminate the agreements by giving us 60 days' written notice based on a reasonable determination that the products do not justify continued development or marketing.

MANUFACTURING

     From our inception, we have focused on establishing and maintaining a leadership position in cell culture techniques for antibody manufacturing. Cell culture provides a method for manufacturing of clinical and commercial grade protein products by reproducible techniques at various scales, up to many kilograms of antibody. Our manufacturing technology is based on the suspension culture of mammalian cells in stainless steel vessels. Suspension culture fermentation provides greater flexibility and more rapid production of the large amounts of antibodies required for product commercialization and pivotal trials. We believe that our manufacturing facility is one of a limited number approved for any type of noncell fermentation, for example, the process used in Rituxan. However, our manufacturing facility has been approved by the FDA only for the commercial manufacture of Rituxan and currently is not licensed for the commercial manufacture of any other products.

     In September 1999, we transferred all worldwide manufacturing activities for bulk Rituxan to Genentech. Since the transfer of bulk Rituxan manufacturing to Genentech, we have been using our available manufacturing capacity for production of specification-setting lots and pre-commercial inventory of the ZEVALIN antibody and for production of clinical material for our other products under development. We will manufacture our own commercial requirements of the antibody for ZEVALIN upon the receipt of approval, if any, from the FDA to manufacture and market the antibody. ZEVALIN has multiple components that require successful coordination among several third-party contract manufacturers and suppliers. We have no fill/finish experience or capacity and we do not have manufacturing experience in the field of chelates or radioisotopes and, therefore, we will be dependent on outside contractors and suppliers to meet these needs. We have identified a commercial contractor to meet our long-term manufacturing demands for the fill/finish of ZEVALIN bulk product. In May 1999, we entered into an agreement with MDS Nordion Inc. for the development and supply of the radioisotope yttrium-90 used with our ZEVALIN product. Under the terms of the agreement, Nordion agreed to supply the radioisotope for our clinical trials and commercial needs in the United States and Canada. The agreement requires minimum annual purchase commitments. The agreement may be terminated by Nordion if we do not receive BLA approval and marketing authorization for ZEVALIN by May 2002 or with 20 months prior notice for any reason.

     In September 2000, we purchased a 60-acre site in Oceanside, California for a large-scale manufacturing facility which we anticipate using to commercialize our products currently in clinical trials. We believe that there is a limited manufacturing capacity in our market for production of biologics products. In 2001, we have begun preliminary site preparations for the first phase of development, which we anticipate will be approximately 300,000 square feet. We expect the first phase of the new facility to be complete in late 2003 and that the facility will be operational in approximately 2005. This expansion will allow us to better control the manufacture of our products, thus reducing our reliance on contract manufacturers.

SALES AND MARKETING STRATEGY

     We currently depend on the successful marketing and sales of Rituxan for much of our anticipated revenue. Rituxan is marketed and sold in the United States pursuant to a copromotion agreement with Genentech, which currently has a sales and marketing staff of approximately 100 professionals who are also promoting one other new biologic application in oncology. To fulfill our duties under the copromotion agreement, we have a marketing staff and a sales organization of 49 professionals with experience primarily in the oncology therapeutic category, and who are currently dedicated exclusively to the commercialization of Rituxan. We rely heavily on Genentech to supply marketing support services including customer service, order entry, shipping, billing, customer reimbursement assistance, managed-care sales support, medical information and sales training.

     ZEVALIN, if approved, will be our first product to be solely marketed by us in the United States. We have no marketing support service experience and, therefore, we will be dependent on outside contractors to meet those needs. We are currently negotiating with a third-party logistics distributor to provide customer service, order entry, shipping, billing, customer reimbursement assistance and managed care sales support. If ZEVALIN is approved by the FDA, we plan to approximately double our sales force.

     Outside North America, we have adopted a strategy to pursue collaborative arrangements with established pharmaceutical companies for marketing, distribution and sale of our products.

PATENTS AND PROPRIETARY TECHNOLOGY

     The biopharmaceutical field is characterized by a large number of patent filings. A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Particularly in the monoclonal antibody and recombinant deoxyribonucleic acid, or DNA, fields, competitors may have filed applications for or have been issued patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or similar to our products or processes. Moreover, United States and foreign country patent laws are distinct and the interpretations thereunder unique to each country. Thus, patentability, validity and infringement issues for the same technology or inventions may be resolved differently in different jurisdictions. We cannot assure you that patents do not exist in the United States or in foreign countries or that patents will not be issued that would harm our ability to market our products. Accordingly, we expect that commercializing our products may require licensing and/or cross-licensing of patents with other companies or institutions in the field. We cannot assure you that the licenses, which might be required for our processes or products, would be available on commercially acceptable terms, if at all. The ability to license any of these patents and the likelihood of successfully contesting the scope, validity or enforceability of the patents are uncertain and the related costs may be significant. If we are required to acquire rights to valid and enforceable patents but cannot do so at a reasonable cost, our ability to manufacture or market our products would be harmed.

     We are the assignee of 22 issued U.S. patents, several patent applications and numerous corresponding foreign patents and patent applications. Other patents or applications owned by third parties have been exclusively licensed, as in the case of anti-CD40L core technology licensed from Dartmouth College, or non-exclusively licensed by us.

     We have three issued U.S. patents, several U.S. patent applications and numerous corresponding foreign counterparts directed to anti-CD20 antibody technology, including Rituxan, radioimmunoconjugate and ZEVALIN. Our radioimmunoconjugate products include a chelating agent covered by a U.S. patent that is non-exclusively sublicensed to us. We have been granted a patent covering Rituxan by the European Patent Office. Genentech, our collaborative partner for Rituxan, has secured an exclusive license to three U.S. patents and counterpart U.S. and foreign patent applications assigned to Xoma Corporation, that relate to chimeric antibodies against the CD20 antigen. Genentech has granted to us a non-exclusive sublicense to make, have made, use and sell products under these patents and patent applications. We, along with Genentech, share the cost of any royalties due to Xoma in the Genentech/IDEC Pharmaceuticals copromotion territory.

     We have also filed for worldwide patent protection on our PRIMATIZED antibody technology. We have received nine U.S. patents claiming various aspects of the PRIMATIZED antibody technology. These patents generically cover our PRIMATIZED antibody technology as well as PRIMATIZED antibodies to specific antigen targets.

     PROVAX, our antigen formulation, is the subject of two issued U.S. patents, three pending U.S. applications and numerous pending foreign counterparts. In addition, U.S. and foreign patent applications have been filed on aspects of our proprietary high-yield gene expression technology, including our impaired selectable marker vector technology. At this point, we have been granted three U.S. patents claiming the high-yield gene expression technology in general and methods of making antibodies using such technology. We have also received two U.S. patents directed to homologous recombination vector technology and have foreign counterparts pending.

     Our licensor, Dartmouth University, has received seven U.S. patents with claims that relate to our anti-CD40L antibody (IDEC-131) technology. Numerous applications relevant to our anti-CD40L antibody program, which are either licensed from Dartmouth University or assigned to us, are pending in the U.S. Patent and Trademark Office and foreign patent offices.

     We are aware of several third-party patents and patent applications, to the extent they issue as patents, that if successfully asserted against us, may significantly impair our ability to make, use, offer to sell, sell and import our products.

     We have filed numerous trademark and service mark applications in the United States, Canada and in certain international markets. PRIMATIZED, Rituxan and IDEC Pharmaceuticals are registered trademarks in the United States.

     We also rely upon unpatented trade secrets, and we cannot assure you that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect such rights. We require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisers to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of our employees, the agreement provides that all inventions conceived by such employees shall be our exclusive property. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

LITIGATION

     On May 28, 1999, Glaxo SmithKline plc, or Glaxo filed a patent infringement lawsuit against Genentech in the U.S. District Court in Delaware. The suit asserts that Genentech infringes four U.S. patents owned by Glaxo. Two of the patents relate to the use of specific kinds of monoclonal antibodies for the treatment of human disease, including cancer. The other two patents asserted against Genentech relate to preparations of specific kinds of monoclonal antibodies which are made more stable and the methods by which such preparations are made. A trial for this suit is scheduled to begin April 16, 2001. Glaxo has filed a motion for summary judgment and Genentech has filed an opposition to that motion. To the extent that the suit relates to the manufacture, use and sale of Rituxan, and depending on the suit's outcome, our copromotion profits related to Rituxan could be harmed.

     On September 14, 2000, Glaxo filed another patent infringement lawsuit against Genentech in the U.S. District Court in Delaware. This suit asserts that Genentech infringes Glaxo's patents related to specific methods for culturing CHO cells. The judge has scheduled the trial for this suit to begin January 25, 2002. To the extent that the suit relates to the manufacture, use and sale of Rituxan, and depending on the suit's outcome, our copromotion profits related to Rituxan could be harmed.

     In addition, Glaxo sued Roche in Germany and has asserted that Rituxan infringes Glaxo's patents. On October 26, 2000, a German court issued a decision holding that the manufacture, use and sale of Rituxan infringes patents held by Glaxo. Roche has appealed the decision and the appeal is pending before the Court of Appeal. If Glaxo elects to enforce the decision, it must post a $6.4 million bond. Although we were not named in the suit, if Glaxo obtains an injunction precluding further sale of Rituxan, or if it requires Roche to pay licensing fees for the further sale of Rituxan in Europe by Roche, our business could be harmed.

RESEARCH AND DEVELOPMENT

    Our research and development group at January 31, 2001, totals 330 employees, of whom 40 have Ph.D. or M.D. degrees. Research and development expenses were $68.9 million in 2000, $43.3 million in 1999 and $31.5 million in 1998, of which approximately 78% in 2000, and 75% in 1999 and 53% in 1998, was sponsored by us and the remainder of which was funded pursuant to product development collaborations arrangements.

OUR EMPLOYEES

    As of January 31, 2001, we employed 493 persons. None of our employees are represented by a labor union or bound by a collective bargaining agreement. Management believes that its overall relations with its employees are good.

                  FORWARD-LOOKING INFORMATION AND RISK FACTORS
                         THAT MAY AFFECT FUTURE RESULTS

     This Form 10-K contains forward-looking statements based on our current expectations. You should be aware that these statements are projections or estimates as to future events, and actual results may differ materially.

     In addition to the other information contained in this Form 10-K, you should consider the following risk factors which could affect our actual future results and could harm our business, financial condition and results of operations. The risks and uncertainties described below are not the only risks facing us and additional risks and uncertainties may also harm our business.

OUR REVENUES RELY SIGNIFICANTLY ON RITUXAN SALES

     Our revenues currently depend largely upon continued sales of a single commercialized product, Rituxan. For the year ended December 31, 2000, 86% of our revenues were derived from our Rituxan copromotion arrangement with Genentech. We cannot be certain that Rituxan will continue to be accepted in the United States or in any foreign markets or that Rituxan sales will continue to increase. A number of factors may affect the rate and level of market acceptance of Rituxan, including:

     o the perception by physicians and other members of the healthcare community of its safety and efficacy or that of competing products, if any;

     o the effectiveness of our and Genentech's sales and marketing efforts in the United States and the effectiveness of Roche's sales and marketing efforts outside the United States;

     o    unfavorable publicity concerning Rituxan or similar drugs;

     o    its price relative to other drugs or competing treatments;

     o    the availability and level of third-party reimbursement; and

     o regulatory developments related to the manufacture or continued use of Rituxan.

     We incurred annual operating losses from our inception in 1985 through fiscal 1997. Given our current reliance on Rituxan as the principal source of our revenue, any material adverse developments with respect to the commercialization of Rituxan may cause us to incur losses in the future.

OUR OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS

     Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Fluctuation may result from a variety of factors, including:

     o    our achievement of product development objectives and milestones;

     o    demand and pricing for Rituxan;

     o timing and nature of contract manufacturing and contract research and development payments and receipts;

     o    hospital and pharmacy buying decisions;

     o    clinical trial enrollment and expenses;

     o    research and development and manufacturing expenses;

     o    physician acceptance of our products;

     o    government or private healthcare reimbursement policies;

     o    our manufacturing performance and capacity and that of our partners;

     o the amount and timing of sales orders of Rituxan by Genentech for customers in the United States and by Roche for customers outside the United States;

     o    rate and success of product approvals;

     o timing of FDA approval, if any, of competitive products and the rate of market penetration of competing products;

     o    collaboration obligations and copromotion payments we make or receive;

     o    foreign currency exchange rates; and

     o    overall economic conditions.

     Our operating results during any one quarter do not necessarily suggest the anticipated results of future quarters. These results fluctuate periodically because our revenues are driven by the occurrence of events, for example, the achievement of product development milestones and the applicable profit-sharing allocation between us and Genentech, based upon our copromotion arrangement.

WE FACE UNCERTAIN RESULTS OF CLINICAL TRIALS OF OUR POTENTIAL PRODUCTS

     Our future success depends in large part upon the results of clinical trials designed to assess the safety and efficacy of our potential products. We cannot be certain that patients enrolled in our clinical trials will respond to our products, that any product will be safe and effective or that data derived from the trials will be suitable for submission to the FDA, satisfactorily support a BLA, sBLA, or NDA or be sufficient for approval.

     The completion rate of clinical trials depends significantly upon the rate of patient enrollment. Factors that affect patient enrollment include:

     o    size of patient population for the targeted disease;

     o    eligibility criteria;

     o    proximity of eligible patients to clinical sites;

     o    clinical trial protocols; and

     o the existence of competing protocols, including competitive financial incentives for patients and clinicians, and existing approved drugs, including Rituxan.

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

WE MAY BE UNABLE TO DEVELOP AND COMMERCIALIZE NEW PRODUCTS

     Our future results of operations will depend to a large extent upon our ability to successfully commercialize new products in a timely and competitive manner. As a result, we must continue to develop, test and manufacture new products and must meet regulatory standards and obtain regulatory approvals for any new products. Our products currently in development may not receive the regulatory approvals necessary for marketing in a timely manner, if at all. We submitted a BLA for ZEVALIN on November 1, 2000. Additionally, a supplemental filing has been submitted by our third-party radioisotope supplier. The FDA may not accept or ultimately approve our application, which would preclude our ability to commercialize ZEVALIN in the United States. Additionally, the development and commercialization process is time-consuming and costly, and we cannot be certain that any of our products, if and when developed and approved, will be successfully commercialized or competitive in the marketplace. Delays or unanticipated costs in any part of the process, our inability to obtain regulatory approval for or effectively commercialize our products, especially ZEVALIN, or our inability to maintain manufacturing facilities in compliance with all applicable regulatory requirements could harm our business.

WE HAVE LIMITED MANUFACTURING EXPERIENCE AND RELY HEAVILY ON CONTRACT MANUFACTURERS

     We rely heavily upon third-party manufacturers to manufacture significant portions of our products and product candidates. Our current manufacturing capacity is limited. Our manufacturing experience to date has been limited to the production of preclinical and clinical quantities of product candidates and to approximately three years of commercial production of bulk Rituxan. We have no fill/finish experience or capacity, and we do not have experience manufacturing in the field of chelates or radioisotopes, which are required for our production of ZEVALIN. Therefore, we rely entirely upon third-parties for fill/finish services as well as the manufacture of product components. Consequently, we cannot ensure that either our manufacturing facilities or our ability to sustain ongoing production of our products will be able to meet our expectations. Nor can we be certain that we will be able to enter into satisfactory agreements with third party manufacturers or service providers. Our failure to enter into agreements with such manufacturers or fill/finish service providers on reasonable terms, if at all, or poor performance or coordination on our part or that of our third-party manufacturers or fill/finish service providers could harm our business.

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

     Since the completion in September 1999 of our obligation to manufacture bulk Rituxan, we have commenced conversion of our current manufacturing facility to a multi-product facility. From this facility, we have manufactured and will continue to manufacture our own commercial requirements of the antibody for ZEVALIN upon the receipt of approval, if any, from the FDA to manufacture and market the antibody. We cannot be certain that our manufacturing performance will meet our expectations. Also, we may not receive all necessary regulatory approvals for a multi-product facility, or, even if we do receive these approvals, they may not be obtained within our budgeted time and expense estimations. Our inability to receive FDA approval of our manufacturing facility for ZEVALIN would harm our ability to timely produce commercial supplies of the ZEVALIN antibody. To the extent we cannot produce our own biologics, we will need to rely on third-party manufacturers, of which there are only a limited number capable of manufacturing biologics products as contract suppliers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers.

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

WE RELY HEAVILY ON A LIMITED NUMBER OF SUPPLIERS

     Some materials used in our products and potential products, including Rituxan and ZEVALIN, are currently available only from a single supplier or a limited number of suppliers. Some of these suppliers are subject to ongoing FDA approvals or other governmental regulations. Any interruption or delay in our supply of materials required to sell our products could harm our business if we were unable to obtain an alternative supplier for these materials in a cost-effective and timely manner. Additional factors that could cause interruptions or delays in our source of materials include limitations on the availability of raw materials or manufacturing performance experienced by our suppliers and a breakdown in our commercial relations with one or more suppliers. These factors may be completely out of our control.

     In addition, we have entered into an agreement with a commercial supplier of the radioisotope for our product ZEVALIN. Prior to the commercialization of ZEVALIN, this supplier will be required to obtain FDA approvals. We rely upon this supplier to meet our clinical and commercial requirements. If this supplier were unable to obtain and maintain FDA approvals, or if we were unable to receive the supply of this radioisotope for any other reason, including those described above, we would be unable to commercialize ZEVALIN unless we were to obtain a new supplier. We are aware of other entities that can provide the radioisotope that we need for the commercialization of ZEVALIN and we believe that these suppliers would be required to apply for additional governmental approvals to provide this radioisotope to us. The process of establishing a relationship with another supplier and the process of obtaining the required governmental approvals would be time-consuming and uncertain. There is no guarantee that we could reach an agreement with another supplier, on commercially reasonable terms, or at all. As a result of these concerns, if we were to lose our supply or were unable to receive sufficient quantities of the radioisotope from our sole supplier, our ability to sell ZEVALIN could be harmed which, in turn, could significantly harm our business.

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE

     We have limited experience with commercial sales and marketing, based entirely upon our launch and subsequent sales of Rituxan. Outside the United States, our strategy is to pursue and to rely solely upon collaborations with established pharmaceutical companies for marketing, distribution and sale of our products. We currently have no plans to directly market outside the United States. Given that we currently rely upon our copromotional partner to market Rituxan in the United States and rely exclusively on a third party outside the United States, we cannot be certain that our products will be marketed and distributed in accordance with our expectations or that our market research or sales forecasts will be accurate. We also cannot be certain that we will ever be able to develop our own sales and marketing capabilities to an extent that we would not need to rely on third-party efforts, or that we will be able to maintain satisfactory arrangements with the third parties on whom we rely.

     ZEVALIN, if approved, will be our first product to be marketed exclusively by us in the United States. We have no marketing support service experience and, therefore, we will be dependent on outside contractors to meet those needs. We are currently negotiating with a third-party logistics distributor to provide customer service, order entry, shipping, billing, customer reimbursement assistance and managed care sales support. We cannot be certain that we will reach agreement on reasonable terms, if at all, with our third-party logistics distributor or that the integration of these marketing support services can be successfully coordinated.

OUR INDUSTRY IS INTENSELY COMPETITIVE

     The biotechnology industry is intensely competitive and we may not be able to produce or acquire rights to new products with commercial potential. We compete with biotechnology and pharmaceutical companies that have been established longer than we have, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also compete in the development of technologies and processes and in acquiring personnel and technology from academic institutions, government agencies, and other private and public research organizations. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours. We are aware that a competitor, Corixa Corporation, formerly Coulter Pharmaceuticals, Inc., filed a BLA in 2000, for Bexxar, (tositumomab, Iodine I 131 tositumomab) a radiolabeled murine antibody product for the treatment of non-Hodgkin's lymphomas, which may compete with Rituxan and ZEVALIN, if approved. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphomas in development.

WE MAY BE UNABLE TO ADEQUATELY PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS OR SECURE RIGHTS TO THIRD-PARTY PATENTS

     Our ability and the abilities of our partners to obtain and maintain patent and other protection for our products will affect our success. We are assigned, have rights to, or have exclusive licenses to a number of U.S. and foreign patents and patent applications. However, these patent applications may not be approved and, even if approved, our patent rights may not be upheld in a court of law if challenged. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors.

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

     In September 1999, an interference to determine priority of inventorship was declared in the United States Patent and Trademark Office between Dartmouth University's patent application, which has been exclusively licensed to us, and Columbia University's patent, which we believe has been exclusively licensed to Biogen, Inc., relating to anti-CD40L antibodies. A hearing to determine the scope of the invention that is the subject of the interference is scheduled to begin in April 2001 with a decision expected by June 2001. We, along with other companies, have filed oppositions to a Japanese patent assigned to Immunex Corporation relating to anti-CD40L antibodies. We are also aware that oppositions have been filed in the European Patent Office to granted European applications that have been licensed to us. Each of these applications contain claims relating to the use of anti-CD40L antibodies as a therapeutic. Also, we are aware of an opposition that was filed to a granted European patent application which names us as the applicant and which relates to PROVAX and therapeutic use thereof. If the outcome of the interference or any of the oppositions is adverse, in whole or in part, it could result in the scope of some or all of the granted claims being limited, some or all of the granted claims being lost, the granted patent application not proceeding to a patent or, our competitors having patent claims that may be asserted against us.

     We are aware of several third-party patents and patent applications, to the extent they issue as patents, that if successfully asserted against us, may adversely affect our ability to make, use, offer to sell, sell and import our products. These third-party patents and patent applications may include:

     o three U.S. patents assigned to Glaxo, and foreign counterparts relating to therapeutic uses of CHO-glycosylated human chimeric, CDR-grafted or bi-specific antibodies;

     o two U.S. patents assigned to Glaxo and foreign counterparts relating to chelator-stabilized antibody preparations;

     o two U.S. patents assigned to Glaxo and foreign counterparts directed to methods of growing CHO cells in media that is free from components obtained directly from an animal source;

     o three U.S. patents assigned to Coulter Pharmaceutical, Inc. and the Regents of the University of Michigan; one that relates to compositions comprising radiolabeled antibodies directed to CD20 antigen which are administered at nonmyelosuppressive doses; a second which relates to methods of treating lymphoma with anti-CD20 antibodies in combination with an anti-CD20 radiolabeled antibody, an apoptosis-inducing agent, external beam radiation, or a chemotherapeutic agent; and a third directed to methods of treating lymphoma comprising imaging the distribution of a radiolabeled anti-CD20 antibody followed by the administration of radiolabeled antibodies directed to the CD20 antigen in non-myelo suppressive doses.

     o a U.S. patent and foreign counterparts filed by Bristol-Myers Squibb Company that relate to ligands to a B7.1 antigen;

     o two U.S. patents assigned to Columbia University and a Japanese patent assigned to Immunex, which we believe have been exclusively licensed to Biogen, related to monoclonal antibodies to the 5C8 antigen found on T cells and methods of their use. We believe the 5C8 antigen and CD40L, the target for our IDEC-131 antibody, are both expressed on the surface of activated T cells; and

     o a number of issued U.S. and foreign patents that relate to various aspects of radioimmunotherapy of cancer and to methods of treating patients with anti-CD4 antibodies.

     The owners, or licensees of the owners of these patents, or any foreign patents, and patent applications, to the extent they issue as patents, may assert that one or more of our products infringe one or more claims of these patents. If legal action is commenced against us or our partners to enforce any of these patents and patent applications, to the extent they issue as patents, and the plaintiff in such action prevails, we could be prevented from practicing the subject matter claimed in such patents.

     On May 28, 1999, Glaxo filed a patent infringement lawsuit against Genentech. On September 14, 2000, Glaxo filed a second patent infringement lawsuit against Genentech. These suits assert that the manufacture, use, and sale of Rituxan infringes U.S. patents owned by Glaxo. A trial for the first of these suits has been scheduled to begin April 16, 2001. Glaxo has filed a motion for summary judgment in the first suit and Genentech has filed an opposition to that motion. The judge has scheduled the trial for the second suit to begin January 25, 2002. To date we have not been named in either of these suits.

     If Glaxo were to prevail, it could seek a variety of remedies, including seeking damages for past sales, requiring Genentech to obtain a license from Glaxo or obtaining an injunction against the sale of Rituxan. Because we rely on sales of Rituxan for substantially all of our revenue, an injunction would significantly harm our business. Further, if Genentech were required to obtain a license from Glaxo, our operating results in a particular quarter could be harmed as a result of any payment required for past royalties. Additionally, our long-term profitability could be harmed by reduced profit sharing under our collaboration agreement with our partner Genentech as a result of future royalties and other payments to Glaxo.

     In addition, Glaxo has sued Roche in Germany asserting that Rituxan infringes Glaxo's patents. On October 26, 2000, a German court handling the infringement phase of the suit issued a decision holding that the manufacture, use and sale of Rituxan infringes patents held by Glaxo. Roche has appealed the decision and the appeal is pending before the Court of Appeal. If Glaxo elects to enforce the decision, it must post a $6.4 million bond. A second German court considering the validity of the Glaxo patents has to date not issued a decision. Additionally, Roche has filed oppositions in the European Patent Office to several of the Glaxo patents. Although we were not named in the suit, if Glaxo obtains an injunction precluding further sale of Rituxan, our business could be harmed.

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

FAILURE TO OBTAIN PRODUCT APPROVALS OR COMPLY WITH GOVERNMENT REGULATIONS COULD HARM OUR BUSINESS

     As pharmaceutical manufacturers, we as well as our partners, contract manufacturers and suppliers are subject to extensive, complex, costly and evolving governmental rules, regulations and restrictions administered by the FDA, by other federal and state agencies, and by governmental authorities in other countries. In the United States, our products cannot be marketed until they are approved by the FDA. Rituxan is our only product that has received FDA approval, and we cannot be certain that ZEVALIN or any of our product candidates will be approved either in the United States or in other countries in a timely fashion, if at all.

     Obtaining FDA approval involves the submission, among other information, of the results of preclinical and clinical studies on the product, and requires substantial time, effort and financial resources. Before approval of an NDA or BLA, the FDA will also perform prelicensing inspections of our facility and our contract manufacturers and suppliers facilities to determine compliance with cGMP. Our failure or the failure of our partners, contract manufacturers or suppliers to meet FDA requirements would delay or preclude our ability to sell ZEVALIN which would harm our business.

     Even assuming FDA approval, we, as well as our partners, contract manufacturers and suppliers, are subject to numerous FDA requirements covering, among other things, testing, manufacturing, quality control, labeling and continuing promotion of drugs, and to government inspection at all times. Failure to meet or comply with any rules, regulations or restrictions of the FDA or other agencies could result in:

     o    fines

     o    unanticipated expenditures

     o    product delays

     o    non-approval or recall

     o    interruption of production

     o    criminal prosecution

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

OUR BUSINESS EXPOSES US TO PRODUCT LIABILITY CLAIMS

     Our design, testing, development, manufacture and marketing of products involve an inherent risk of exposure to product liability claims and related adverse publicity. Insurance coverage is expensive and difficult to obtain, and we may be unable to obtain coverage in the future on acceptable terms, if at all. Although we currently maintain product liability insurance for our products in the amounts we believe to be commercially reasonable, we cannot be certain that the coverage limits of our insurance policies or those of our strategic partners will be adequate. If we are unable to obtain sufficient insurance at an acceptable cost or if a successful product liability claim is made against us, whether fully covered by insurance or not, our business could be harmed.

FUTURE TRANSACTIONS MAY HARM OUR BUSINESS OR THE MARKET PRICE OF OUR SECURITIES

     We regularly review potential transactions related to technologies, products or product rights and businesses complementary to our business. These transactions could include:

     o    mergers

     o    acquisitions

     o    strategic alliances

     o    off-balance sheet financings

     o    licensing agreements

     o    copromotion agreements

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

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMENCE OPERATIONS OF OUR NEW MANUFACTURING FACILITY

     We have recently purchased a 60-acre parcel of land on which we intend to develop a manufacturing facility. We have limited experience in developing manufacturing facilities and may not be able to successfully develop or commence operations at this facility. We may encounter difficulties in designing, constructing and initiating our manufacturing facility, including:

     o governmental regulation of our manufacturing facility, specifically, FDA approvals required for the commercial manufacture of our products currently in clinical trials;

     o public opinion regarding the impact of the facility on nearby communities;

     o construction delays, including obtaining necessary governmental approvals and permits;

     o    cost overruns;

     o delays in design, shipment and installation of equipment for our facility;

     o    other unforeseeable factors inherent in the construction process; and

     o    obtaining financing we may need to complete the facility.

     Even if we are able to successfully develop this manufacturing facility, we may not be able to do so in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs.

VOLATILITY OF OUR STOCK PRICE

     The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the market price of our common stock fluctuated between $18.54 per share and $77.65 per share during the twelve months ended January 31, 2001. The market price of our common stock will likely continue to fluctuate due to a variety of factors, including:

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

     o    economic and other external factors, disaster or crisis;

     o    hedge and/or arbitrage activities by holders of our convertible notes;

     o    period-to-period fluctuations in our financial results; and

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

OUR BUSINESS INVOLVES ENVIRONMENTAL RISKS

     Our business and the business of several of our strategic partners, including Genentech, involve the controlled use of hazardous materials, chemicals, biologics and radioactive compounds. Biologics manufacture is extremely susceptible to product loss due to microbial or viral contamination, material equipment failure, or vendor or operator error. Although we believe that our safety procedures for handling and disposing of such materials complies with state and federal standards, there will always be the risk of accidental contamination or injury. In addition, microbial or viral contamination may cause the closure of the respective manufacturing facility for an extended period of time. By law, radioactive materials may only be disposed of at state-approved facilities. We currently store our radioactive materials on-site because the approval of a disposal site in California for all California-based companies has been delayed indefinitely. If and when a disposal site is approved, we may incur substantial costs related to the disposal of these materials. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages and penalties that could harm our business.

WE FACE INCREASED ENERGY COSTS AND MAY FACE POWER OUTAGES AS A RESULT OF THE ENERGY CRISIS CURRENTLY BEING EXPERIENCED IN CALIFORNIA

     In late 2000, and continuing into 2001, the State of California has been subject to a deterioration in the ability of major utilities to provide energy for the State's needs. Throughout California, the crisis has resulted in "rolling blackouts" where certain areas are not provided with any electricity for periods of up to two hours. To date the most immediate impact has been the significant increase in power rates for most users, including us. In addition, the loss of electrical power or "blackouts" for any significant periods could harm our ability to manufacture the clinical and commercial requirements of our products, including the ZEVALIN antibody, and could result in significantly higher manufacturing costs.

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

     In addition, in the event of our insolvency, bankruptcy, liquidation, reorganization, or dissolution or upon our default in payment with respect to any indebtedness or an event of default with respect to such indebtedness resulting in the acceleration thereof, our assets will be available to pay the amounts due on our convertible notes only after all our senior indebtedness has been paid in full. Moreover, holders of common stock would only receive the assets remaining after payment of all indebtedness and preferred stock, if any.

WE HAVE ADOPTED SEVERAL ANTI-TAKEOVER MEASURES AND OUR CONVERTIBLE NOTES MAY HAVE A FURTHER ANTI-TAKEOVER EFFECT

     We have taken a number of actions that could discourage a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example, we reincorporated into Delaware, which subjects us to Section 203 of the Delaware General Corporation Law, providing that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in the code section. In addition, we have adopted a stockholder rights plan that would cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors. In addition, our board of directors has the authority to issue, without vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock. Although we currently have 153,014 shares of non-voting convertible preferred stock outstanding, which were convertible into 4,474,756 shares of common stock as of December 31, 2000, the board of directors has no present intention of issuing any additional shares of preferred stock. However, the board of directors may issue additional series of preferred stock in the future. In addition, our copromotion arrangement with Genentech provides Genentech with the option to buy the rights to Rituxan in the event that we undergo a change of control, which may limit our attractiveness to potential acquirers.

     We are required by the terms of our convertible notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any convertible note at the option of its holder and at a price equal to the issue price plus accrued original issue discount to the date of repurchase. This feature of our convertible notes may have an anti-takeover effect.

ITEM 2. PROPERTIES.

     We currently lease approximately 203,000 square feet of administrative, laboratory, manufacturing and warehouse space at three locations in San Diego, California. Our primary research facilities and manufacturing plant are located at 11011 Torreyana Road in San Diego, California. This facility is leased pursuant to a 15-year operating lease that commenced in 1993. We have the option to extend the term of this lease for two consecutive periods of five years each. In August 1996, we entered into a 7-year operating lease for additional administrative and warehouse space at 3030 Callan Road in San Diego, California which was amended in October 1999 to include adjacent space for our primary executive offices now located at 3030 Callan Road in San Diego, California, and to extend the term from 7 years to 13 years and 8 months. We have the option to extend the term of this lease for two consecutive periods of five years each. In June 1999, we entered into a 10-year operating lease for an additional research and development facility at 3010 Science Park Road. We have the option to extend the term of this lease for two consecutive periods of five years each.

ITEM 3. LEGAL PROCEEDINGS.

     (a) We are involved in certain legal proceedings generally incidental to our normal business activities. While the outcome of any such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any such existing matters would have a material adverse effect on our business or financial condition.

     (b) No material legal proceedings were terminated in the fourth quarter of 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of our stockholders during the last quarter of the year ended December 31, 2000.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a)  Market Information

     Our common stock trades on The Nasdaq Stock Market under the symbol "IDPH." On January 17, 2001 we effected a three-for-one stock split of our common stock in the form of a stock dividend. The following table sets forth the high and low sales price for our common stock as reported by The Nasdaq Stock Market for the years ended December 31, 2000 and 1999. The high and low sales price have been restated to reflect our three-for-one stock split by way of a stock dividend effected in January 2001.

                                                   COMMON STOCK PRICE
                                                   ------------------
                                                  HIGH             LOW
                                                  ----             ---
         Year ended December 31, 2000
         First Quarter                          $ 57.67          $ 25.00
         Second Quarter                           42.88            18.54
         Third Quarter                            60.04            36.75
         Fourth Quarter                           77.65            50.38

         Year ended December 31, 1999
         First Quarter                          $  9.19          $  6.60
         Second Quarter                           13.21             7.08
         Third Quarter                            24.25            12.33
         Fourth Quarter                           35.00            14.25

      (b) Holders

     As of January 31, 2001 there were approximately 335 stockholders of record of our common stock.

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

                                                                          Years ended December 31,
                                                     --------------------------------------------------------------
(In thousands, except per share amounts)                2000         1999         1998         1997          1996
- -------------------------------------------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
     Revenues from unconsolidated joint business     $ 132,782    $  93,197     $ 53,813     $  9,266     $      --
     Contract revenues                                  15,400       10,806       14,846       11,840        15,759
     License fees                                        6,500       14,000       18,300       23,500        14,250
- -------------------------------------------------------------------------------------------------------------------
         Total revenues                                154,682      118,003       86,959       44,606        30,009
- -------------------------------------------------------------------------------------------------------------------

Operating costs and expenses:
     Manufacturing costs                                 2,134       14,277       19,602       18,875            --
     Research and development                           68,922       42,831       31,485       32,407        28,147
     Selling, general and administrative                27,767       19,478       16,968       11,320         7,298
- -------------------------------------------------------------------------------------------------------------------
         Total operating costs and expenses             98,823       76,586       68,055       62,602        35,445
- -------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                           55,859       41,417       18,904      (17,996)       (5,436)
Interest income, net                                    13,488        4,189        2,996        2,572           481
- -------------------------------------------------------------------------------------------------------------------
Income (loss) before income tax provision               69,347       45,606       21,900      (15,424)       (4,955)
Income tax provision                                    11,939        2,449          422          114            --
- -------------------------------------------------------------------------------------------------------------------
Income (loss) before convertible preferred
    stock dividends                                     57,408       43,157       21,478      (15,538)       (4,955)
Convertible preferred stock dividends                       --           --           --           --          (696)
- -------------------------------------------------------------------------------------------------------------------
Income (loss) before cumulative effect of
    accounting change                                   57,408       43,157       21,478      (15,538)       (5,651)
Cumulative effect of accounting change, net of
    income tax benefit of $481                          (9,263)          --           --           --            --
- -------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock         $  48,145    $  43,157     $ 21,478     $(15,538)    $  (5,651)
- -------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per share (1):
     Before cumulative effect of accounting change   $    0.43    $    0.35     $   0.18     $  (0.14)    $  (0.06)
     Cumulative effect of accounting change              (0.07)          --           --           --            --
- -------------------------------------------------------------------------------------------------------------------
     Basic earnings (loss) per share                 $    0.36    $    0.35     $   0.18     $  (0.14)    $  (0.06)
- -------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share (1):
     Before cumulative effect of accounting change   $    0.36    $    0.29     $   0.15     $  (0.14)    $  (0.06)
     Cumulative effect of accounting change              (0.06)          --           --           --            --
- -------------------------------------------------------------------------------------------------------------------
     Diluted earnings (loss) per share               $    0.30    $    0.29     $   0.15     $  (0.14)    $  (0.06)
- -------------------------------------------------------------------------------------------------------------------
Shares used in calculation of earnings (loss) per share:
     Basic                                             134,880      124,146      119,028      112,434        99,438
     Diluted                                           159,310      151,287      140,262      112,434        99,438


                                                                                December 31,
                                                     --------------------------------------------------------------
(In thousands)                                          2000         1999         1998         1997          1996
- -------------------------------------------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS DATA:
Cash, cash equivalents and securities
   available-for-sale                              $   750,526   $  246,286   $   73,502     $ 69,657     $  78,727
Total assets                                           856,406      307,074      125,273      106,013       113,029
Notes payable, less current portion                    128,888      122,910        2,095        3,886         5,015
Retained earnings (accumulated deficit)                 13,427      (34,718)     (77,875)     (99,353)      (83,815)
Total stockholders' equity                         $   694,619   $  159,978   $  106,428     $ 80,679     $  92,614


(1) Earnings (loss) per share for years ended December 31, 2000, 1999, 1998, 1997 and 1996 have been restated to reflect our three-for-one stock split effected in January 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

OVERVIEW

     We are primarily engaged in the commercialization, research and development of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases. In December 2000, the FDA accepted our filing of a BLA seeking marketing approval for ZEVALIN. We have retained all U.S. marketing and distribution rights to ZEVALIN and have granted marketing and distribution rights outside the U.S. to Schering AG. In January 2001, the European Medicines Evaluation Agency accepted for filing the ZEVALIN Marketing Authorization Application submitted by Schering AG in the European Union.

     In November 1997, we received FDA approval to market our first product, Rituxan, in the United States. In June 1998, Roche, our European marketing partner, was granted marketing authorization for Rituximab in all European Union countries. In September 1999, Zenyaku, our Japanese marketing partner for Rituxan, submitted a BLA equivalent for Rituxan with the Ministry of Health and Welfare for Japan, which is currently pending approval in Japan. Rituxan is the trade name in the United States and Japan for the compound Rituximab. Outside the United States, Rituximab is marketed as MabThera. In this Management's Discussion and Analysis section, we refer to Rituximab, Rituxan and MabThera collectively as Rituxan, except where we have otherwise indicated. Rituxan is being copromoted in the United States under a joint business arrangement with Genentech, where we receive a share of the pretax copromotion profits. Under the copromotion arrangement we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes conducting supportive research on Rituxan, post-approval clinical studies and obtaining approval of Rituxan for potential additional indications. Genentech provides the support functions for the commercialization of Rituxan in the United States including marketing, customer service, order entry, distribution, shipping and billing. Since September 1999, Genentech has been responsible for all worldwide manufacturing. Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan where Zenyaku will be responsible for product development, marketing and sales. We receive royalties on Rituxan sales outside the United States.

     Our revenues include revenues from unconsolidated joint business, contract revenues and license fees. Until the commercialization of Rituxan, a substantial portion of our revenues had been derived from contract revenues and license fees. However, since the commercialization of Rituxan in November 1997, our revenues have depended primarily upon the sale of Rituxan.

     Revenues from unconsolidated joint business include our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech, revenue from bulk Rituxan sales to Genentech through March 2000, reimbursement from Genentech of our Rituxan-related sales force and development expenses and royalty revenue from Roche on sales of Rituximab outside the United States. Revenue from bulk Rituxan sales was recognized when Genentech accepted the bulk Rituxan. We record our royalty revenue from Roche with a one-quarter lag. Under the copromotion arrangement, all U.S. sales of Rituxan and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We began recording our profit share at the higher percentage at the beginning of the second quarter of 2000. In 1999, we began recording our profit share at the higher percentage during the second quarter.

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

     License fees include nonrefundable fees from product development milestone payments, the sale of license rights to our proprietary gene expression technology and nonrefundable fees from the sale of product rights under collaborative development and license agreements with our strategic partners. Nonrefundable up-front fees from the sale of product rights are recorded as deferred revenue upon receipt and recognized as revenue over future periods. Included in license fees are nonrefundable product development milestone payments which are recognized upon the achievement of product development milestone objectives as stipulated in agreements with our strategic partners. Product development milestone objectives vary in each of our agreements. The achievement of product development milestone objectives that may lead to the recognition of license fee revenues include:

     o    the achievement of preclinical research and development objectives;

     o    the initiation of various phases of clinical trials;

     o    the filing of an IND application, BLA or NDA;

     o    the filing of drug license applications in foreign territories; and

     o    obtaining United States or foreign regulatory product approvals.

     Contract revenues and license fees may vary from year to year and are in part dependent upon achievement of research and development objectives or the consummation of new corporate alliances. The magnitude and timing of contract revenues and license fees may influence our achievement and level of profitability.

     The cost of bulk Rituxan sold to Genentech was recorded as manufacturing costs in our consolidated statements of operations. Under our agreement with Genentech, the sales price of bulk Rituxan sold to Genentech was capped at a price that was less than our cost to manufacture bulk Rituxan. In September 1999, we transferred all worldwide manufacturing responsibilities for bulk Rituxan to Genentech. Since the transfer of bulk Rituxan manufacturing to Genentech in September 1999, we have been using our manufacturing capacity for production of specification-setting lots and pre-commercial inventory of ZEVALIN antibodies and production of other proteins for clinical trials. During the first quarter of 2000, we completed the BLA-enabling bulk manufacturing runs of the antibody component for ZEVALIN.

     We have incurred increasing annual operating expenses and, with the commercialization of Rituxan and preparation for potential commercialization of ZEVALIN, we expect such trends to continue. Since our inception in 1985, through 1997, we incurred annual operating losses. Our ongoing profitability will be dependent upon the continued commercial success of Rituxan, product development, revenues from the achievement of product development objectives and licensing transactions. As of December 31, 2000, we had retained earnings of $13.4 million.

RESULTS OF OPERATIONS

     REVENUES FROM UNCONSOLIDATED JOINT BUSINESS: Revenues from unconsolidated joint business in 2000 totaled $132.8 million compared to $93.2 million in 1999 and $53.8 million in 1998. Revenues from unconsolidated joint business for the years ended December 31, 2000, 1999 and 1998, consist of the following (table in thousands):

                                                                       2000          1999             1998
- ----------------------------------------------------------------------------------------------------------
Copromotion profits                                            $    113,221     $  67,595      $    30,579
Bulk Rituxan sales                                                    2,078        12,776           15,043
Reimbursement of selling and development expenses                     9,322         8,273            6,949
Royalty revenue on sales of rituximab outside the U.S.                8,161         4,553            1,242
- ----------------------------------------------------------------------------------------------------------
                                                               $    132,782     $  93,197      $    53,813
- ----------------------------------------------------------------------------------------------------------

     During the first quarter of 2000, we recognized the remaining revenues and related manufacturing costs from bulk Rituxan sales to Genentech. Going forward, the transfer of all worldwide manufacturing responsibilities to

Genentech will result in the loss of revenues to offset our manufacturing costs. The loss of bulk Rituxan revenues may be offset by the potential financial and development timeline benefits of manufacturing the ZEVALIN antibody and other proteins to support our clinical programs in our manufacturing facility. Under our agreement with Genentech, our pretax copromotion profit-sharing formula has two tiers. We earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We began recording our profit share at the higher percentage at the beginning of the second quarter of 2000. In 1999, we began recording our profit share at the higher percentage during the second quarter as compared to the third quarter in 1998.

     Rituxan net sales to third-party customers in the United States recorded by Genentech for 2000 amounted to $424.3 million compared to $262.7 million in 1999 and $152.1 million in 1998. The increase in 2000 was primarily due to increased market penetration in treatments of B-cell NHL and a five percent increase in the wholesale price of Rituxan in May 2000. The increase in 1999 was also primarily due to increased market penetration in treatments of B-cell NHL and a five percent increase in the wholesale price of Rituxan in September 1999.

     CONTRACT REVENUES: Contract revenues totaled $15.4 million in 2000 compared to $10.8 million in 1999 and $14.8 million in 1998. The increase in contract revenues in 2000 was primarily the result of funding under a collaboration and license agreement with Schering AG and a collaborative research and development agreement with Taisho, offset by the decreased funding under a collaborative agreement with Eisai. The decrease in contract revenues in 1999 resulted primarily from decreased funding under collaborative agreements with Eisai, Seikagaku and SmithKline Beecham, offset by increased funding under a collaboration and license agreement with Schering AG.

     LICENSE FEES: License fees totaled $6.5 million in 2000 compared to $14.0 million in 1999 and $18.3 million in 1998. License fees in 2000 consist solely of revenue that was previously recognized in 1999, see "Cumulative Effect of Accounting Change". License fees in 1999 consist primarily of a $13.0 million up-front licensing fee from Shering AG for the development and commercialization of ZEVALIN outside the United States. License fees in 1998 consist of a $10.0 million product development milestone payment from Genentech for European approval of Rituxan, a $6.3 million license fee from Kirin Brewery Co., Ltd., Pharmaceuticals Division for the license of our proprietary gene expression technology and a product development milestone payment for the IND allowance of IDEC-114, an investigational PRIMATIZED anti-B7.1 monoclonal antibody for the treatment of psoriasis, under our collaboration with Mitsubishi-Tokyo Pharmaceuticals, Inc.

     Contract revenues and license fees may vary from year to year and are, in part, dependent upon achievement of research and development objectives. The magnitude and timing of contract revenues and license fees may influence our achievement and level of profitability. We continue to pursue other collaborative and license arrangements, however, no assurance can be given that any such arrangements will be realized.

     MANUFACTURING COSTS: Manufacturing costs totaled $2.1 million in 2000 compared to $14.3 million in 1999 and $19.6 million in 1998. Our manufacturing costs relate to production of bulk Rituxan sold to Genentech. Manufacturing costs were recognized when Genentech accepted the bulk Rituxan inventory. The decrease in manufacturing costs for 2000 and 1999 is due to the transfer of all worldwide manufacturing responsibilities for bulk Rituxan to Genentech in September 1999. The final lots of bulk Rituxan manufactured by us during the third quarter of 1999 were accepted by Genentech during the first quarter of 2000. Since the transfer of all worldwide manufacturing responsibilities for bulk Rituxan to Genentech, we have been using our manufacturing capacity for production of specification setting lots and pre-commercial inventory of ZEVALIN antibodies and production of other proteins for clinical trials. Those manufacturing expenses have been recorded as research and development expenses.

     RESEARCH AND DEVELOPMENT: Research and development expenses totaled $68.9 million in 2000 compared to $42.8 million in 1999 and $31.5 million in 1998. The increase in research and development expenses in 2000 is primarily due to ZEVALIN-related manufacturing and process development expenses, technology in-licensing and expansion of our facilities. The increase in research and development expense in 1999 is primarily due to increased personnel expenses and ZEVALIN-related clinical trials, process development and manufacturing scale-up expenses, offset in part by decreased contract manufacturing by third-parties and other outside service contracts. We expect to continue incurring substantial manufacturing-related expenses as we have begun using our manufacturing capacity for production of pre-commercial inventory of ZEVALIN antibodies and production of other proteins for clinical trials. In the future we expect to continue incurring substantial additional research and development expenses due to:

     o    completion of our primary development program for ZEVALIN;

     o    the expansion or addition of research and development programs;

     o    technology in-licensing;

     o    regulatory-related expenses;

     o    facilities expansion; and

     o preclinical and clinical testing of our various products under development.

     SELLING, GENERAL AND ADMINISTRATIVE: Selling, general and administrative expenses totaled $27.8 million in 2000 compared to $19.5 million in 1999 and $17.0 million in 1998. Selling, general and administrative expenses increased in 2000 primarily due to increased legal and patent filing fees and increases in sales and marketing expenses resulting from the commercialization of Rituxan. Selling, general and administrative expenses increased in 1999 primarily due to increased sales and marketing expenses resulting from the commercialization of Rituxan. Selling, general and administrative expenses are expected to increase in the foreseeable future to support the following:

     o    expanded growth of our sales force;

     o marketing and administration related to the potential commercialization of ZEVALIN;

     o    manufacturing capacity;

     o    clinical trials; and

     o    research and development.

     INTEREST INCOME/EXPENSE: Interest income totaled $20.5 million in 2000 compared to $10.2 million in 1999 and $3.6 million in 1998. The increase in interest income in 2000 is primarily due to higher average balances in cash, cash equivalents and securities available-for-sale resulting from the sale of
7.8 million shares of common stock in November 2000, cash provided by operations and cash provided from the issuance of common stock under employee stock option and purchase plans. The increase in interest income in 1999 is due to higher average balances in cash, cash equivalents and securities available-for-sale resulting from the completion of a zero coupon convertible notes, or Notes, offering in February 1999, see "Liquidity and Capital Resources," cash provided by operations and cash provided from the issuance of common stock under employee stock option and purchase plans.

     Interest expense totaled $7.1 million in 2000 compared to $6.1 million in 1999 and $0.6 million in 1998. The increase in interest expense in 2000 and 1999 is primarily due to noncash interest charges relating to the Notes offering in February 1999. Interest expense is expected to increase in the future due to noncash interest charges from the Notes.

     INCOME TAX PROVISION: Our effective tax rate in 2000 was approximately 17% compared to five percent in 1999 and two percent in 1998. Our effective tax rate for 2000 resulted from the utilization of net operating loss carryforwards and the reduction of the valuation allowance against the related deferred tax assets and our effective tax rate for 1999 resulted from the utilization of net operating loss carryforwards. Our net operating loss carryforwards available to offset future taxable income at December 31, 2000 were approximately $211.0 million for federal income tax purposes and begin to expire in 2006. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate this annual limitation to result only in a slight deferral in the utilization of our net operating loss carryforwards and tax credits. We expect that our effective tax rate in the future will be closer to the maximum statutory tax rate.

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE: In the fourth quarter of 2000, we implemented the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101, effective as of January 1, 2000. SAB No. 101 established new guidelines in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 provides that nonrefundable up-front fees received under collaborative agreements be recorded as deferred revenue upon receipt and recognized as revenue over future periods. Prior to the implementation of SAB No. 101, we recognized certain nonrefundable up-front fees upon receipt as license fee revenue. The cumulative effect of this accounting change on years prior to 2000 resulted in a charge of $9.3 million (net of a $0.5 million income tax effect), that was reflected effectively in the first quarter of 2000, of which $6.5 million was recognized as license fee revenue during 2000 and $3.3 million was recorded as deferred revenue as of December 31, 2000. This accounting change is directly related to the $13.0 million up-front license fee received from Schering AG and recognized as license fee revenue in 1999.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operating and capital expenditures since inception principally through the sale of equity securities, commercialization of Rituxan, license fees, contract revenues, lease financing transactions, debt and interest income. We expect to finance our current and planned operating requirements principally through cash on hand, funds from our copromotion arrangement with Genentech and with funds from existing collaborative agreements and contracts which we believe will be sufficient to meet our operating requirements for the foreseeable future. Existing collaborative research agreements and contracts, however, could be canceled by the contracting parties. In addition, we may, from time to time seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. There can be no assurance that additional funds will be obtained through these sources on acceptable terms, if at all. Should we not enter into any such arrangements, we anticipate our cash, cash equivalents and securities available-for-sale, together with the existing agreements and contracts and cash generated from our copromotion arrangement with Genentech, will be sufficient to finance our currently anticipated needs for operating and capital expenditures for at least the next twelve months. If adequate funds are not available from the copromotion arrangement, operations or additional sources of financing, our business could be harmed. Our working capital and capital requirements will depend upon numerous factors, including:

     o    the continued commercial success of Rituxan;

     o    the progress of our preclinical and clinical testing;

     o fluctuating or increasing manufacturing requirements and research and development programs;

     o    timing and expense of obtaining regulatory approvals;

     o levels of resources that we devote to the development of manufacturing, sales and marketing capabilities, including resources devoted to the potential commercial launch of ZEVALIN;

     o    technological advances;

     o    status of competitors; and

     o our ability to establish collaborative arrangements with other organizations.

     Until required for operations, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, United States government instruments and other readily marketable debt instruments in accordance with our investment policy.

     At December 31, 2000, we had $750.5 million in cash, cash equivalents and securities available-for-sale compared to $246.3 million at December 31, 1999. Sources of cash, cash equivalents and securities available-for-sale during the year ended December 31, 2000 included $62.0 million from operations, $449.5 million, net of underwritting commissions and expenses of $23.2 million from the sale of 7.8 million shares of common stock in November 2000 and $24.6 million from the issuance of common stock under employee stock option and purchase plans. Uses of cash, cash equivalents and securities available-for-sale during the year ended December 31, 2000 included $31.4 million used to purchase property and capital equipment and $1.5 million used to pay notes payable.

     In September 2000, we purchased a 60-acre site in Oceanside for approximately $18.9 million in cash. We plan to build a large-scale manufacturing facility at the location, which we anticipate using to commercialize our products currently in clinical trials. Additional costs we expect to incur in connection with this facility include design, development and construction costs, as well as the purchase and installation of equipment and furnishings for the facility. We estimate these costs at $300 to $400 million over a four year period. We expect to pay for these costs in part through our existing cash on hand and in part from our working capital. We presently intend to finance this facility through a structured financing which will likely involve using cash on hand as collateral. In 2001, we begun preliminary site preparations for the first phase of development, which is anticipated to be approximately 300,000 square feet. The first phase of the new facility in Oceanside is anticipated to be completed in early 2004. We expect the facility to be operating by the end of 2005. This expansion will allow us to better control the manufacture of our products, reducing our reliance on contract manufacturers, as well as to reduce commercial risk.

     In February 1999, we raised through the sale of Notes approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million. The Notes are zero coupon and were priced with a yield to maturity of 5.5 percent annually. Upon maturity, the Notes will have an aggregate principal face value of $345.0 million. Each $1,000 aggregate principal face value Note is convertible at the holders' option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36. We are required under the terms of the Notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any Note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of purchase. Additionally, the holders of the Notes may require us to purchase the Notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with us having the option to repay the Notes plus accrued original issue discount in cash, our common stock or a combination thereof. We have the right to redeem the Notes on or after February 16, 2004.

     In September 1997, we entered into a development and license agreement with CPI. Under the terms of the development and license agreement with CPI, we may make payments to CPI totaling up to $10.5 million plus a share of future royalty and development milestone payments received by us from third parties, subject to attainment of product development milestone objectives, of which $3.5 million has been paid through December 31, 2000.

     In October 1992, we entered into a collaborative research and license agreement with SmithKline Beecham related to the development and commercialization of compounds based on our PRIMATIZED anti-CD4 antibodies. In February 2000, we amended and restated our agreement with SmithKline Beecham which resulted in all anti-CD4 program rights, including those for IDEC-151, being returned to us. We will receive no further funding from SmithKline Beecham under the restated agreement. As part of the restated agreement, SmithKline Beecham has the option to negotiate commercialization and copromotion rights with us for the first compound based on our PRIMATIZED anti-CD4 antibodies to complete a Phase II study. If we do not commercialize and copromote the compound with SmithKline Beecham, we will pay SmithKline Beecham royalties on sales and licensees by us or our affiliates on products emerging from the rights returned to us under the restated agreement.

     Additionally, we had future minimum lease payment obligations under our operating leases of $55.1 million as of December 31, 2000.

NEW ACCOUNTING STANDARD

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", or Statement No. 133 as amended by Financial Accounting Standards No. 137 "Accounting for Derivative Investments and Hedging Activities" and Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Statement No. 133, requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value and is effective on January 1, 2001. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. The adoption of Statement No. 133 will not have a material impact on our consolidated financial statements.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and the cost of our debt.

     At December 31, 2000, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained a short-term investment portfolio containing financial instruments in which the majority have original maturities of greater than three months but less than twelve months. These financial instruments, principally comprised of corporate obligations and to a lesser extent foreign and U.S. government obligations, are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical ten percent change in interest rates during the year ended December 31, 2000, would have resulted in approximately a $2.0 million change in pretax income. We have not used derivative financial instruments in our investment portfolio.

     Our long-term debt totaled $128.9 million at December 31, 2000 and was comprised principally of the Notes. Our long-term debt obligations bear interest at a weighed average interest rate of 5.5%. Due to the fixed rate nature of the Notes, an immediate ten percent change in interest rates would not have a material effect on our financial condition or results of operations.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA:

                 IDEC Pharmaceuticals Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                                                                   Years ended December 31,
                                                                       --------------------------------------------
                                                                          2000             1999              1998
- -------------------------------------------------------------------------------------------------------------------
Revenues:
   Revenues from unconsolidated joint business                         $ 132,782        $  93,197         $  53,813
   Contract revenues                                                      15,400           10,806            14,846
   License fees                                                            6,500           14,000            18,300
- -------------------------------------------------------------------------------------------------------------------
     Total revenues (including related party revenues of
       $132,782, $93,336 and $64,014 in 2000, 1999 and
       1998, respectively)                                               154,682          118,003            86,959
- -------------------------------------------------------------------------------------------------------------------
Operating costs and expenses:
   Manufacturing costs                                                     2,134           14,277            19,602
   Research and development                                               68,922           42,831            31,485
   Selling, general and administrative                                    27,767           19,478            16,968
- -------------------------------------------------------------------------------------------------------------------
     Total operating costs and expenses                                   98,823           76,586            68,055
- -------------------------------------------------------------------------------------------------------------------
Income from operations                                                    55,859           41,417            18,904
Interest income                                                           20,541           10,247             3,626
Interest expense                                                          (7,053)          (6,058)             (630)
- --------------------------------------------------------------------------------------------------------------------
Income before income tax provision                                        69,347           45,606            21,900
Income tax provision                                                      11,939            2,449               422
- -------------------------------------------------------------------------------------------------------------------
Income before cumulative effect of accounting change                      57,408           43,157            21,478
Cumulative effect of accounting change, net of income
        tax benefit of $481                                               (9,263)              --                --
- -------------------------------------------------------------------------------------------------------------------
Net income                                                             $  48,145        $  43,157         $  21,478
- -------------------------------------------------------------------------------------------------------------------

Basic earnings per share:
     Before cumulative effect of accounting change                     $    0.43        $    0.35         $    0.18
     Cumulative effect of accounting change                                (0.07)              --                --
- -------------------------------------------------------------------------------------------------------------------
     Basic earnings per share                                          $    0.36        $    0.35         $    0.18
- -------------------------------------------------------------------------------------------------------------------

Diluted earnings per share:
     Before cumulative effect of accounting change                     $    0.36        $    0.29         $    0.15
     Cumulative effect of accounting change                                (0.06)              --                --
- -------------------------------------------------------------------------------------------------------------------
     Diluted earnings per share                                        $    0.30        $    0.29         $    0.15
- -------------------------------------------------------------------------------------------------------------------

Shares used in calculation of earnings per share:
     Basic                                                               134,880          124,146           119,028
     Diluted                                                             159,310          151,287           140,262

Pro forma amounts, assuming retroactive application of accounting change:

Net income                                                             $  57,408        $  33,894         $  21,478
- -------------------------------------------------------------------------------------------------------------------
Earnings per share:
     Basic                                                             $    0.43        $    0.27         $    0.18
     Diluted                                                           $    0.36        $    0.22         $    0.15
Shares used in calculation of earnings per share:
     Basic                                                               134,880          124,146           119,028
     Diluted                                                             159,310          151,287           140,262


See accompanying notes to consolidated financial statements.

                 IDEC Pharmaceuticals Corporation and Subsidiary
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except par value data)


                                                                                                December 31,
                                                                                       ----------------------------
                                                                                          2000              1999
- -------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                           $  401,052        $   61,404
   Securities available-for-sale                                                          180,286           184,882
   Contract revenue receivables, net                                                        1,697             1,310
   Due from related parties                                                                41,753            23,654
   Inventories                                                                                 --             2,400
   Prepaid expenses and other current assets                                                6,470             4,869
- -------------------------------------------------------------------------------------------------------------------
         Total current assets                                                             631,258           278,519

Long term securities available-for-sale                                                   169,188                --
Property and equipment, net                                                                47,514            20,822
Investment and other assets                                                                 8,446             7,733
- -------------------------------------------------------------------------------------------------------------------
                                                                                       $  856,406        $  307,074
- -------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes payable                                                    $      743        $    1,513
   Accounts payable                                                                         1,737             1,269
   Accrued expenses                                                                        16,071            12,834
   Deferred revenue                                                                         4,494                --
- -------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                         23,045            15,616
- -------------------------------------------------------------------------------------------------------------------
Notes payable, less current portion                                                       128,888           122,910
Deferred rent                                                                               2,752             2,254
Deferred taxes and other long-term liabilities                                              7,102             6,316
Commitments

Stockholders' equity:
   Convertible preferred stock, $.001 par value, 8,000 shares authorized; 153 shares and 218 shares issued and outstanding at December 31, 2000 and 1999, respectively; $14,416 and $17,853
     liquidation value at December 31, 2000 and 1999, respectively                             --                --
   Common stock, $.0005 par value, 200,000 shares authorized;
     146,866 shares and 128,016 shares issued and outstanding at
     December 31, 2000 and 1999, respectively                                                  73                64
   Additional paid-in capital                                                             680,602           195,175
   Accumulated other comprehensive income (loss)                                              517              (543)
   Retained earnings (accumulated deficit)                                                 13,427           (34,718)
- -------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                       694,619           159,978
- -------------------------------------------------------------------------------------------------------------------
                                                                                       $  856,406        $  307,074
- -------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                 IDEC Pharmaceuticals Corporation and Subsidiary
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)


                                       Convertible                                        Accumulated     Retained
                                     preferred stock      Common stock      Additional       other        earnings        Total
                                    -----------------  ------------------     paid-in    comprehensive  (accumulated   stockholders'
                                    Shares    Amount    Shares    Amount      capital    income (loss)     deficit)       Equity
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997           245  $      --  116,136  $      58  $   179,917   $          57  $    (99,353)  $    80,679
Comprehensive income:
   Net income                           --         --       --         --           --            --          21,478         21478
   Unrealized losses on
     securities available-for-sale      --         --       --         --           --           (56)             --           (56)
                                                                                                                      -------------
Comprehensive income                                                                                                        21,422
                                                                                                                      ------------
Issuance of common stock
   under stock option and employee
   stock purchase plans, net            --         --    3,390          2        4,325            --              --         4,327
Issuance of common stock
   from exercise of stock
   warrants                             --         --      150         --           --            --              --            --
Issuance of common stock
   from conversion of series A-1
   convertible preferred stock         (17)        --    1,050         --           --            --              --            --
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998           228         --  120,726         60      184,242             1         (77,875)      106,428
                                                                                                                      -------------
Comprehensive income:
   Net income                           --         --       --         --           --            --          43,157        43,157
   Unrealized losses on
     securities available-for-sale      --         --       --         --           --          (544)             --          (544)
                                                                                                                      -------------
Comprehensive income                                                                                                        42,613
                                                                                                                      -------------
Issuance of common stock
   under stock option and employee
   stock purchase plans, net            --         --    6,690          4       14,305            --              --        14,309
Issuance of common stock
   from conversion of series A-1
   convertible preferred stock         (10)        --      600         --           --            --              --            --
Tax impact from stock options
   and Stock purchase plans             --         --       --         --       (3,372)           --              --        (3,372)
- -----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999           218         --  128,016         64      195,175          (543)        (34,718)      159,978
                                                                                                                      -------------
Comprehensive income:
   Net income                           --         --       --         --           --            --          48,145        48,145
   Unrealized gains on
     securities available-for-sale      --         --       --         --           --         1,060              --         1,060
                                                                                                                      -------------
Comprehensive income                                                                                                        49,205
                                                                                                                      -------------
Issuance of common stock
   under stock option and employee
   stock purchase plans, net            --         --    7,180          4       24,599            --              --        24,603
Issuance of common stock
   from offering                        --         --    7,800          5      449,534            --              --       449,539
Issuance of common stock
   from conversion of series
   A-1and A-2 convertible
   preferred stock                     (65)        --    3,870         --           --            --              --            --
Tax impact from stock options
   and stock purchase plans             --         --       --         --       11,294            --              --        11,294
- -----------------------------------------------------------------------------------------------------------------------------------
Balance At December 31, 2000           153  $      --  146,866  $      73  $   680,602  $        517   $      13,427  $    694,619
- -----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                 IDEC Pharmaceuticals Corporation and Subsidiary
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                   Years ended December 31,
                                                                       --------------------------------------------
                                                                          2000             1999              1998
- -------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Income before cumulative effect of accounting change             $   57,408        $  43,157         $  21,478
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Cumulative effect of accounting change for revenue recognition     (9,263)              --                --
       Depreciation and amortization                                       4,739            4,366             4,276
       Deferred rent                                                         498              (13)              251
       Noncash interest expense                                            6,914            5,779                --
       Tax impact from stock options                                      11,294           (3,259)               --
       Deferred taxes and other long-term liabilities                        786            6,316                --
       Change in assets and liabilities:
         Contract revenue receivables, net                                  (387)           1,035             1,626
         Due from related parties                                        (18,099)          (6,181)          (17,473)
         Inventories                                                       2,400            2,946            (1,212)
         Prepaid expenses and other assets                                (2,507)          (3,172)             (908)
         Accounts payable and accrued expenses                             3,705            1,876             4,219
         Due to related party, net                                            --               --              (870)
         Deferred revenue                                                  4,494             (346)           (6,300)
- -------------------------------------------------------------------------------------------------------------------
           Net cash provided by operating activities                      61,982           52,504             5,087
- -------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of securities available-for-sale                          (346,633)        (235,914)          (60,858)
     Sales and maturities of securities available-for-sale               183,101           97,061            49,039
     Purchase of property and equipment                                  (31,431)          (4,291)           (1,724)
- -------------------------------------------------------------------------------------------------------------------
           Net cash used in investing activities                        (194,963)        (143,144)          (13,543)
- -------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from notes payable, net                                         --          112,668                --
     Payments on notes payable                                            (1,513)          (1,749)           (3,789)
     Proceeds from issuance of common stock, net                         474,142           14,196             4,327
- -------------------------------------------------------------------------------------------------------------------
           Net cash provided by financing activities                     472,629          125,115               538
- -------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     339,648           34,475            (7,918)
Cash and cash equivalents, beginning of year                              61,404           26,929            34,847
- -------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                $  401,052        $  61,404         $  26,929
- -------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information
     Cash paid during the year for:
       Interest                                                        $     138        $     279         $     651
       Income taxes                                                    $     230        $     435         $     401

Supplemental disclosure of noncash investing activity
     Unrealized gain (loss) on securities available-for-sale           $   1,060        $    (544)        $     (56)


See accompanying notes to consolidated financial statements.

IDEC Pharmaceuticals Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS: We are primarily engaged in the research, development and commercialization of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases.

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

     SECURITIES AVAILABLE-FOR-SALE AND INVESTMENT: Securities available-for-sale are carried at fair value, with unrealized gains and losses, reported as accumulated other comprehensive income (loss). The cost of securities sold is based on the specific identification method. As part of our strategic alliance efforts, we also have an investment in equity securities of another biotechnology company. This equity investment is carried at cost and equaled $3,000,000 at December 31, 2000. Our policy to evaluate any impairment in the value of this investment is discussed in Note 1, "Long-Lived Assets." We believe that there have been no events that would indicate that the carrying amount of this investment may be impaired.

     INVENTORIES: Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out, or FIFO method. Under our collaborative agreement with Genentech Inc., the sales price of bulk Rituxan sold to Genentech (see Note 8) was capped at a price that was less than our cost to manufacture bulk Rituxan and, as such, finished goods inventory was written down to its net realizable value. Such write-downs were recorded in manufacturing costs. All worldwide manufacturing responsibilities for bulk Rituxan were transferred to Genentech in September 1999. The last sale of bulk Rituxan to Genentech occurred during the first quarter of 2000. Inventories at December 31, 1999 consist of the following (table in thousands):


                                                                   1999
- -----------------------------------------------------------------------
Raw materials                                                   $ 1,005
Work in process                                                      --
Finished goods                                                    1,395
- -----------------------------------------------------------------------
                                                                $ 2,400
- -----------------------------------------------------------------------


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

     LONG-LIVED ASSETS: In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", or Statement No. 121, we evaluate impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In forming our analysis we consider the following three grouping levels of cash flows: i) assets used in research and development; ii) assets used in manufacturing; and iii) our investment in a private biotechnology company. We also account for long-lived assets that are held for disposal at the lower of cost or fair value. Fair value is determined through analysis of undiscounted cash flows or obtained from independent third parties.

     REVENUES FROM UNCONSOLIDATED JOINT BUSINESS: Revenues from unconsolidated joint business consist of our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech, revenue from bulk Rituxan sales to Genentech through March 2000, reimbursement from Genentech of our Rituxan-related sales force and development expenses and royalty revenue from F. Hoffmann-La Roche Ltd. on sales of Rituximab outside the United States. Revenue from bulk Rituxan sales was recognized when Genentech accepted the bulk Rituxan. Upon acceptance of bulk Rituxan by Genentech the right to return no longer existed and there were no further performance obligations related to bulk Rituxan. We record our royalty revenue from Roche with a one-quarter lag. Rituxan is the trade name in the United States for the compound Rituximab. Outside the United States, Rituximab is marketed as MabThera. In our notes to consolidated financial statements, we refer to Rituximab, Rituxan and MabThera collectively as Rituxan, except where otherwise indicated. Under the copromotion arrangement we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes conducting supportive research on Rituxan, post approval clinical studies and obtaining potential approval of Rituxan for additional indications. Genentech provides the support functions for the commercialization of Rituxan in the United States including marketing, customer service, order entry, distribution, shipping and billing and, as of September 1999, all worldwide manufacturing responsibilities. Under the copromotion arrangement, all U.S. sales of Rituxan and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking the U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We began recording our profit share at the higher percentage at the beginning of the second quarter of 2000. In 1999, we began recording our profit share at the higher percentage during the second quarter.

     CONTRACT REVENUES: Contract revenues consist of nonrefundable research and development funding under collaborative agreements with our strategic partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to the collaborative development programs for our products and is recognized at the time research and development activities are performed under the terms of the collaborative agreements. Amounts received under the collaborative agreements are nonrefundable even if the research and development efforts performed by us do not eventually result in a commercial product. Contract revenues earned in excess of contract payments received are classified as contract revenue receivables, and contract research and development funding received in excess of amounts earned are classified as deferred revenue. Contract revenue receivables at December 31, 2000 and 1999 are net of an allowance of $353,000 and $292,000, respectively.

    LICENSE FEES: License fees include nonrefundable fees from product development milestone payments, the sale of license rights to our proprietary gene expression technology and nonrefundable fees from the sale of product rights under collaborative development and license agreements with our strategic partners. Nonrefundable up-front fees from the sale of product rights are recorded as deferred revenue upon receipt and recognized as revenue over future periods. Included in license fees are nonrefundable product development milestone payments which are recognized upon the achievement of product development milestone objectives as stipulated in agreements with our strategic partners. Product development milestone objectives vary in each of our agreements. The achievement of product development milestone objectives that may lead to the recognition of license fee revenues may include:

     -    the achievement of preclinical research and development objectives;
     -    the initiation of various phases of clinical trials;
     - the filing of an Investigational New Drug application, or IND, BLA or NDA;
     -    the filing of drug license applications in foreign territories; and
     -    obtaining United States or foreign regulatory product approvals.

Revenues from nonrefundable product development milestone payments are recognized when the results or objectives stipulated in the agreement have been achieved. License fees received are nonrefundable even if the achievement of the product development objective by us does not eventually result in a commercial product.

     MANUFACTURING COSTS: Manufacturing costs consist of manufacturing costs related to the production of bulk Rituxan sold to Genentech.

     RESEARCH AND DEVELOPMENT: All research and development expenses, including purchased research and development, are expensed in the year incurred.

     STOCK-BASED COMPENSATION: Our stock option and purchase plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", or APB Opinion No. 25. In 2000, we adopted Financial Accounting Standards Board interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", Interpretation of APB Opinion No. 25, which had no significant effect on our consolidated financial statements. In addition, we make pro forma footnote disclosures of our operating results as if we had adopted the fair value method under FASB Statement No. 123, "Accounting for Stock-Based Compensation", or Statement No. 123.

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

     EARNINGS PER SHARE: Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per share excludes the dilutive effects of options, warrants and other convertible securities compared to diluted earnings per share which reflects the potential dilution of options, warrants and other convertible securities that could share in our earnings. Diluted earnings per share for the year ended December 31, 2000 includes the diluted effect of 24,430,000 shares of common stock from options and convertible preferred stock and excludes the effect of 13,939,000 shares of common stock from the assumed conversion of the zero coupon convertible notes, or Notes, and 158,000 shares of common stock from options because their effect was antidilutive. Diluted earnings per share for the year ended December 31, 1999 includes the dilutive effect of 27,141,000 shares of common stock from options and convertible preferred stock and excludes the effect of 12,342,000 shares of common stock from the assumed conversion of our Notes because their effect was antidilutive. Diluted earnings per share for the year ended December 31, 1998 includes the dilutive effect of 21,234,000 shares of common stock from options, warrants and convertible preferred stock and excludes the effect of 7,302,000 shares of common stock from options because their effect was antidilutive. All share and earnings per share amounts for the years ended December 31, 2000, 1999 and 1998 have been restated to reflect our three-for-one stock split effected in January 2000.

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

     SEGMENT INFORMATION: Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", or Statement No. 131, establishes reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. We operate in one reportable segment.

     The geographic classification of our revenues for the years ended December 31, 2000, 1999 and 1998 are as follows (table in thousands):


                                                             2000          1999           1998
- ----------------------------------------------------------------------------------------------
United States                                         $   124,727     $  89,242      $  64,778
Japan                                                       6,162         5,068         20,225
Foreign countries, excluding Japan                         23,793        23,693          1,956
- ----------------------------------------------------------------------------------------------
                                                      $   154,682     $ 118,003      $  86,959
- -----------------------------------------------------------------------------------------------


      Approximately 86 percent of our total revenues in 2000, 79 percent in 1999 and 74 percent in 1998 are derived from our collaboration and unconsolidated copromotion arrangement with Genentech (see Note 8).

     CUMULATIVE EFFECT OF ACCOUNTING CHANGE: In the fourth quarter of 2000, we implemented the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101, effective as of January 1, 2000. SAB No. 101 established new guidelines in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 provides that nonrefundable up-front fees received under collaborative agreements be recorded as deferred revenue upon receipt and recognized as revenue over future periods. Prior to the implementation of SAB No. 101, we recognized certain nonrefundable up-front fees upon receipt as license fee revenue. The cumulative effect of this accounting change on years prior to 2000 resulted in a charge of $9,263,000 (net of a $481,000 income tax effect), that was reflected effectively in the first quarter of 2000, of which $6,500,000 was recognized as license fee revenue during 2000 and $3,300,000 was recorded as deferred revenue as of December 31, 2000. This accounting change is directly related to the $13,000,000 up-front license fee received from Schering AG and recognized as license fee revenue in 1999.

NOTE 2:    SECURITIES AVAILABLE-FOR-SALE

     Securities available-for-sale at December 31, 2000 and 1999 consist of the following (tables in thousands):


                                                                           2000
                                          ----------------------------------------------------------------------
                                                                 Gross               Gross
                                            Amortized         unrealized          unrealized             Market
                                              costs              gains              losses                value
- ----------------------------------------------------------------------------------------------------------------
Certificate of deposits                   $    5,999          $        2          $       --         $     6,001
Corporate debt securities                    186,386                 519                 (30)            186,875
Commercial paper                              88,566                  21                 (60)             88,527
U.S. government and state agencies            68,006                  90                 (25)             68,071
- ----------------------------------------------------------------------------------------------------------------
                                          $  348,957          $      632          $     (115)        $   349,474
- ----------------------------------------------------------------------------------------------------------------



                                                                           1999
                                          ----------------------------------------------------------------------
                                                                 Gross               Gross
                                            Amortized         unrealized          unrealized             Market
                                              costs              gains              losses                value
- ----------------------------------------------------------------------------------------------------------------
Certificate of deposits                   $   25,182          $        2          $      (41)        $    25,143
Corporate debt securities                     99,540                   1                (252)             99,289
Commercial paper                               5,765                   1                  --               5,766
Foreign debt securities                        5,011                   3                  (7)              5,007
U.S. government and state agencies            49,927                  --                (250)             49,677
- ----------------------------------------------------------------------------------------------------------------
                                          $  185,425          $        7          $    (550)         $   184,882
- ----------------------------------------------------------------------------------------------------------------


     The amortized cost and estimated fair value of securities available-for-sale at December 31, 2000, by contractual maturity are shown below (table in thousands):


                                                                                   Amortized           Estimated
                                                                                     Cost             Fair Value
- ----------------------------------------------------------------------------------------------------------------
Due in one year or less                                                           $ 180,158          $   180,286
Due after one year through two years                                                168,799              169,188
- ----------------------------------------------------------------------------------------------------------------
                                                                                  $ 348,957          $   349,474
- ----------------------------------------------------------------------------------------------------------------


NOTE 3:    PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2000 and 1999 consists of the following (table in thousands):


                                                                                         2000               1999
- ----------------------------------------------------------------------------------------------------------------
Furniture and fixtures                                                            $     2,627        $     1,443
Machinery and equipment                                                                23,697             17,605
Leasehold improvements                                                                 22,875             18,939
Real property                                                                          18,892                 --
Construction in progress                                                                4,717              3,452
- ----------------------------------------------------------------------------------------------------------------
                                                                                       72,808             41,439
Accumulated depreciation and amortization                                             (25,294)           (20,617)
- ----------------------------------------------------------------------------------------------------------------
                                                                                  $    47,514        $    20,822
- ----------------------------------------------------------------------------------------------------------------

NOTE 4:    ACCRUED EXPENSES

     Accrued expenses at December 31, 2000 and 1999 are as follows (table in thousands):


                                                                                         2000               1999
- ----------------------------------------------------------------------------------------------------------------
Accrued compensation                                                              $     5,440        $     4,124
Accrued clinical studies                                                                1,796              1,824
Accrued other                                                                           8,835              6,886
- ----------------------------------------------------------------------------------------------------------------
                                                                                  $    16,071        $    12,834
- ----------------------------------------------------------------------------------------------------------------


NOTE 5:    NOTES PAYABLE

     Notes payable at December 31, 2000 and 1999, consist of the following (table in thousands):


                                                                                         2000               1999
- ----------------------------------------------------------------------------------------------------------------
Zero coupon subordinated convertible notes, due 2019 at 5.5%                      $   128,888        $   122,167
  8.95% to 10.62% capital lease obligations, due in monthly installments,
    maturing in 2001                                                                      169                884
  8.94% note, due in monthly installments, maturing in 2001,
    secured by equipment                                                                  574              1,372
- ----------------------------------------------------------------------------------------------------------------
Notes payable                                                                         129,631            124,423
Current portion                                                                          (743)            (1,513)
- ----------------------------------------------------------------------------------------------------------------
                                                                                  $   128,888        $   122,910
- ----------------------------------------------------------------------------------------------------------------


     Machinery and equipment recorded under capital leases was $321,000 and $586,000, net of accumulated depreciation of $2,456,000 and $2,191,000, respectively, at December 31, 2000 and 1999, respectively.

     In February 1999, we raised approximately $112,668,000, net of underwriting commissions and expenses of $3,890,000, through the sale of the Notes. Upon maturity, the Notes will have an aggregate principal face value of $345,000,000. The Notes were priced with a yield to maturity of 5.5 percent annually. Each $1,000 aggregate principal face value Note is convertible at the holders' option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36. We are required under the terms of the Notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any Note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of purchase. Additionally, the holders of the Notes may require us to purchase the Notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, with us having the option to repay the Notes plus the accrued original issue discount in cash, our common stock or a combination thereof. We have the option to redeem the Notes any time on or after February 16, 2004.

     The aggregate maturities of notes payable for each of the five years and thereafter subsequent to December 31, 2000 are as follows: 2001, $743,000; 2006 and thereafter $345,000,000.

NOTE 6:    401(k) EMPLOYEE SAVINGS PLAN

     We have a qualified 401(k) Employee Savings Plan, or 401(k) Plan, available to substantially all employees over the age of 21. We may make discretionary contributions to the 401(k) Plan, which fully vest after four years of service by the employee. Discretionary contributions for the years ended December 31, 2000, 1999 and 1998 totaled $570,000, $473,000 and $410,000, respectively.

NOTE 7:    RESEARCH AND DEVELOPMENT

     In June 2000, we entered into a collaborative research and development agreement with Taisho Pharmaceuticals Co. Ltd. of Tokyo to develop and commercialize antibody therapeutics against macrophage migration inhibitory factor, or MIF for the treatment of inflammatory and autoimmune diseases. Under the terms of these agreements, Taisho may provide up to $35,000,000 in product development milestone payments and support for research and development, including $18,500,000 in fixed research and development funding over the next four years. The remaining balance represents patent license reimbursements, license fees and conditional milestones that will be realized, if at all, over the life of the collaboration. We will share any such realized fees or milestones with Cytokine Pharmasciences, Inc. We will receive exclusive commercialization rights in North, Central and South America; Taisho will have exclusive commercialization rights in the rest of the world. However, we have the option to convert the above exclusive rights to co-exclusive rights in Europe and other selected countries outside of Asia. Taisho will pay us royalties on sales of therapeutic antibody products in its exclusive territories. Taisho may terminate these agreements based on a reasonable determination that the products do not justify continued product development or marketing. Included in contract revenues for the year ended December 31, 2000 is $6,162,000 to fund product development, which approximates the research and development expenses incurred under the program.

     In June 1999, we entered into a collaboration and license agreement and a supply agreement with Schering Aktiengesellschaft aimed at the development and commercialization of our radioimmunotherapy drug ZEVALIN. Under the terms of the agreement, Schering AG may provide up to $47,500,000 in product development milestone payments and support for research and development. Schering AG will receive exclusive marketing and distribution rights to ZEVALIN outside the United States, and we will receive royalties on eventual product sales by Schering AG. Under the terms of a separate supply agreement we are obligated to meet Schering AG's clinical and commercial requirements for ZEVALIN. Schering AG may terminate these agreements for any reason. Included in contract revenues for the year ended December 31, 2000 and 1999 is $9,133,000 and $6,000,000,
respectively, earned under the collaboration and license agreement to fund product development, which approximates the research and development expenses incurred under the program. As a result of implementing SAB No. 101, we recognized $6,500,000 million in license fee revenue for the year ended December 31, 2000, which was previously recognized as revenue in 1999, prior to the implementation of SAB No. 101. Included in license fees for 1999 is $13,000,000 earned under the collaboration and license agreement prior to the implementation of SAB No. 101 for the license of product rights to ZEVALIN outside the United States.

     In December 1995, we entered into a collaborative development agreement and a license agreement with Eisai Co, Ltd aimed at the development and commercialization of humanized and PRIMATIZED anti-CD40L antibodies. Under the terms of these agreements, Eisai may provide up to $37,500,000 in product development milestone payments and support for research and development. Eisai will receive exclusive rights in Asia and Europe to develop and market resulting products emerging from the collaboration, and we will receive royalties on eventual product sales by Eisai. Eisai may terminate these agreements based on a reasonable determination that the products do not justify continued product development or marketing. Included in contract revenues for years ended December 31, 1999 and 1998 is $4,068,000 and $9,019,000, respectively, to fund product development, which approximates the research and development expenses incurred under the program for the respective periods.

     In December 1994, we entered into a collaborative development agreement and a license agreement with Seikagaku Corporation aimed at the development and commercialization of a PRIMATIZED anti-CD23 antibody. Under the terms of these agreements, Seikagaku may provide up to $26,000,000 in product development milestone payments and support for research and development. We will share with Seikagaku co-exclusive, worldwide rights to all products emerging from the collaboration, and we will receive royalties on eventual product sales by Seikagaku. Seikagaku may terminate these agreements based on a reasonable determination that the products do not justify continued product development or marketing. Included in contract revenues for 1998 is $2,500,000 to fund product development, which approximates the research and development expenses incurred under the program. Included in license fees for the year ended December 31, 1999 is $1,000,000 earned under these agreements for the attainment of product development objectives.

         In November 1993, we entered into a collaborative development agreement and a license agreement with Mitsubishi-Tokyo Pharmaceuticals, Inc. for the development of a PRIMATIZED anti-B7.1 antibody. Under the terms of the collaboration, Mitsubishi may provide up to $12,185,000 in product development milestone payments and support for research and development. We retained certain marketing rights and will receive royalties on sales of any products commercialized by Mitsubishi emerging from the collaboration. Mitsubishi may terminate the license agreement if certain development objectives are not attained. The development agreement with Mitsubishi expired on December 31, 1996. Included in license fees for the year ended December 31, 1998 is $2,000,000 earned under the license agreement for the attainment of product development objectives.

         In October 1992, we entered into a collaborative research and license agreement with SmithKline Beecham, p.l.c. related to the development and commercialization of compounds based on our PRIMATIZED anti-CD4 antibodies. In February 2000, we amended and restated our agreement with SmithKline Beecham which resulted in all anti-CD4 program rights, including IDEC-151, being returned to us. We will receive no further funding from SmithKline Beecham under the restated agreement. As part of the restated agreement, SmithKline Beecham has the option to negotiate commercialization and copromotion rights with us for the first compound based on our PRIMATIZED anti-CD4 antibodies to complete a Phase II study. If we do not commercialize and copromote the compound with SmithKline Beecham, we will pay SmithKline Beecham royalties on sales by us, our affiliates and licensees on any products emerging from the rights returned to us under the restated agreement. Included in contract revenues for 1999 and 1998 is $256,000 and $1,701,000, respectively, to fund product development, which approximates the research and development expenses incurred under the program for the respective periods.

         We performed research under certain other contracts and, accordingly, realized revenues and recognized expenses in the accompanying consolidated statements of operations.

NOTE 8:    RELATED PARTY ARRANGEMENTS

    In March 1995, we entered into a collaborative agreement for the clinical development and commercialization of our anti-CD20 monoclonal antibody, Rituxan, for the treatment of certain B-cell non-Hodgkin's lymphomas with Genentech. Concurrent with the collaborative agreement we also entered into an expression technology license agreement with Genentech for a proprietary gene expression technology developed by us and a preferred stock purchase agreement providing for certain equity investments in us by Genentech (see Note 9). Under the terms of these agreements, we have received payments totaling $58,500,000 for the attainment of product development objectives, product license rights and equity investments in us. Additionally, we may be reimbursed by Genentech for certain other development and regulatory approval expenses under the terms of the collaborative agreement. Genentech may terminate this agreement for any reason, which would result in a loss of Genentech's Rituxan product rights. Included in contract revenues for 1999 and 1998 is $140,000 and $201,000, respectively, to fund specific product development, which approximates the research and development expenses incurred under the program. Included in license fees earned under these agreements for the year ended December 31, 1998, is $10,000,000 for the attainment of product development objectives.

     In addition, we are copromoting Rituxan in the United States with Genentech under a joint business arrangement whereby we receive a share of the pretax copromotion profits. Under our collaborative agreement with Genentech, the sales price of bulk Rituxan sold to Genentech was capped at a price that was currently less than our cost to manufacture bulk Rituxan. In September 1999, we transferred all worldwide manufacturing responsibilities for bulk Rituxan to Genentech. Revenues from unconsolidated joint business, as described in Note 1, consist of the following (table in thousands):


                                                                           2000             1999            1998
- ----------------------------------------------------------------------------------------------------------------
Copromotion profits                                                   $  113,221      $   67,595     $    30,579
Bulk Rituxan sales                                                         2,078          12,776          15,043
Reimbursement of selling and development expenses                          9,322           8,273           6,949
Royalty revenue on sales of Rituxan outside the U.S.                       8,161           4,553           1,242
- ----------------------------------------------------------------------------------------------------------------
                                                                      $  132,782      $   93,197     $    53,813
- ----------------------------------------------------------------------------------------------------------------


     Due from related parties at December 31, 2000 and 1999 consist of the following (table in thousands):


                                                                                            2000            1999
- ----------------------------------------------------------------------------------------------------------------
Due from Genentech, copromotion profits                                               $   37,459     $    17,869
Due from Genentech, bulk Rituxan sales                                                     2,047           3,291
Due from Genentech, selling and development expenses                                       2,221           2,467
Due from Roche                                                                                26              27
- ----------------------------------------------------------------------------------------------------------------
                                                                                      $   41,753     $    23,654
- ----------------------------------------------------------------------------------------------------------------


     Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan where Zenyaku Kogyo Co. Ltd. will be responsible for product development, marketing and sales. We receive royalties on Rituxan sales outside the United States.

NOTE 9:    STOCKHOLDERS' EQUITY

     CONVERTIBLE PREFERRED STOCK: We issued 22,993 shares of our Series A-3 Nonvoting Convertible Preferred Stock, or Series A-3 Preferred Stock in March 1996, 100,000 shares of our Series A-6 Nonvoting Convertible Preferred Stock, or Series A-6 Preferred Stock in May 1996, 100,000 shares of our Series A-1 Nonvoting Convertible Preferred Stock, or Series A-1 Preferred Stock in April 1995, and 37,521 shares of our Series A-2 Nonvoting Convertible Preferred Stock, or Series A-2 Preferred Stock in August 1995, to Genentech pursuant to the terms of a preferred stock purchase agreement. The preferred stock purchase agreement was entered into concurrently with a collaboration agreement as described in
Note 8. The Series A-1 Preferred Stock, Series A-2 Preferred Stock, Series A-3 Preferred Stock and Series A-6 Preferred Stock have a liquidation preference per share of $50, $67, $217 and $75, respectively, net of issuance costs. Each share of Series A-1 Preferred Stock, Series A-2 Preferred Stock and Series A-3 Preferred Stock is convertible at any time into sixty shares of our common stock and each share of Series A-6 Preferred Stock is convertible at any time into approximately 25.92 shares of our common stock. In December 2000, February 2000, August 1999 and January 1998, 30,000 shares, 22,000 shares, 10,000 shares, and 17,000 shares of Series A-1 Preferred Stock were converted into 1,800,000 shares, 1,320,000 shares and 600,000 shares and 1,050,000 shares, respectively, of our common stock. In May 2000, 12,500 shares of Series A-2 Preferred Stock were converted into 750,000 shares of our common stock.

      COMMON STOCK: On January 17, 2001, we effected a three-for-one stock split of our common stock, to be effective in the form of a stock dividend, for each share held at the close of business on December 26, 2000. Our stock began trading on a split-adjusted basis on January 18, 2001. All share and per share data have been restated to give effect to the three-for-one stock split.

      STOCKHOLDER RIGHTS AGREEMENT: In July 1997, pursuant to the terms of a Stockholder Rights plan, our Board of Directors declared a dividend of one preferred stock purchase right, or Right for each outstanding share of our common stock. Each Right under the terms of the Stockholder Rights Plan, the rightsholder of each outstanding share of common stock has the right to purchase one one-thousandth of a share of series X junior participating preferred stock at an exercise price of $200, subject to adjustment, and will be exercisable only if a person or group acquires 15 percent or more of our common stock or announces a tender offer for 15 percent or more of our common stock. If a person acquires 15 percent or more of our common stock all Rightsholders, except the acquiring person, will be entitled to buy shares of our common stock at a discount. Each series X junior participating preferred stock will be entitled to an aggregate dividend of 1,000 times the dividend declared per share of our common stock. The Board of Directors may terminate the Stockholder Rights Agreement at any time or redeem the Rights at $.001 per Right, prior to the time a person acquires more than 15 percent of our common stock. The Rights will expire in July 2007.

      STOCK OPTION PLANS:  We have two active stock option plans.

     The 1988 Employee Stock Option Plan, or the Option Plan was approved by the stockholders in 1988 and has been subsequently amended. Under the Option Plan, options for the purchase of our common stock may be granted to key employees (including officers) and directors. Options may be designated as incentive stock options or as nonqualified stock options and generally vest over four years, except under a provision of the Option Plan which allows accelerated vesting due to change in control events. Options under the Option Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant. The aggregate number of shares authorized for issuance under the Option Plan as of December 31, 2000 was 47,940,000 shares.

     In September 1993, we adopted the 1993 Non-Employee Directors Stock Option Plan, or the Directors Plan, which was approved by the stockholders in May 1994 and was subsequently amended. Options granted annually under the Directors Plan have a term of up to ten years and vest in one year from date of grant. The options are exercisable at a price per share not less than the fair market value on the date of grant. As of December 31, 2000, the aggregate number of shares authorized for issuance under the Directors Plan is 1,040,000 shares.

     A summary of the status of our two active stock option plans as of December 31, 1998, 1999 and 2000 and changes during the years ended on those dates is presented in the following table (table in thousands, except per share amounts):


                                                         Directors Plan                       Option Plan
                                                 ----------------------------       ----------------------------
                                                             Weighted Average                   Weighted Average
                                                 Shares       Exercise Price        Shares       Exercise Price
- ----------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1997                  1,006                  2.89       22,686                  2.35
Granted                                             180                  5.65        4,704                  6.04
Exercised                                          (132)                 0.73       (2,904)                 1.05
Cancelled                                            --                    --         (504)                 4.29
- ----------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1998                  1,054                  3.63       23,982                  3.23
Granted                                             345                 10.37        5,436                  9.67
Exercised                                          (192)                 3.18       (6,030)                 2.07
Cancelled                                           (30)                 7.79         (435)                 6.25
- ----------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 1999                  1,177                  5.57       22,953                  4.91
Granted                                             240                 31.08        4,793                 35.61
Exercised                                          (339)                 4.35       (6,781)                 3.18
Cancelled                                            --                    --         (982)                14.27
- ----------------------------------------------------------------------------------------------------------------
Outstanding at December 31, 2000                  1,078            $    11.63       19,983             $   12.40
- -----------------------------------------------------------------------------------------------------------------


     The following table summarizes combined information about the Directors Plan and the Option Plan options outstanding as of December 31, 2000 (table in thousands, except year and exercise price amounts):


                                         Options Outstanding                            Options Exercisable
                      -------------------------------------------------------    -------------------------------
                                        Weighted Average
     Range of             Number            Remaining        Weighted Average      Number       Weighted Average
  Exercise Prices       Outstanding     Contractual Life      Exercise Price     Exercisable     Exercise Price
- ----------------------------------------------------------------------------------------------------------------
  $ 0.40-- $   3.35           4,854                 4.41    $            2.08          4,815   $             2.07
    3.42--     5.93           4,444                 6.64                 4.52          3,455                 4.41
    6.04--     7.72           4,703                 7.54                 7.23          2,836                 7.13
    7.79--    23.88           3,568                 8.77                16.11            921                11.44
   31.08--    61.92           3,492                 9.26                39.71            723                34.29


     EMPLOYEE STOCK PURCHASE PLAN: In May 1993, the stockholders adopted our Employee Stock Purchase Plan, or the Purchase Plan, which was subsequently amended. As of December 31, 2000 a total of 4,176,000 shares of common stock were reserved for issuance. Under the terms of the Purchase Plan, employees can choose to have up to ten percent of their annual compensation withheld to purchase shares of common stock. The purchase price of the common stock is at 85 percent of the lower of the fair market value of the common stock at the enrollment or purchase date. During 2000, 1999 and 1998, 83,000 shares, 495,000 shares and 408,000 shares, respectively, were issued under the Purchase Plan.

     PRO FORMA INFORMATION: We have retained the approach under APB Opinion No. 25 and related interpretations in accounting for our stock option and purchase plans. Accordingly, no compensation expense has been recognized for our Option Plan, Directors Plan and Purchase Plan. Had compensation expense for our stock option and purchase plans been determined consistent with Statement No. 123, net income and earnings per share would have been decreased to the pro forma amounts indicated below (table in thousands, except per share amounts):


                                                                         2000              1999             1998
- ----------------------------------------------------------------------------------------------------------------
Net income                                         As reported       $ 48,145         $  43,157         $ 21,478
                                                   Pro forma           11,316            23,582            8,551

Earnings per share, as reported                    Basic             $   0.36         $    0.35         $   0.18
                                                   Diluted               0.30              0.29             0.15

Earnings per share, pro forma                      Basic             $   0.08         $    0.19         $   0.07
                                                   Diluted               0.07              0.16             0.06


     The fair value of each option grant granted under the Option Plan and the value of each purchase right granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998:


                                                                          Option Grant
                                                    ------------------------------------------------------
                                                      2000                     1999                 1998
- ----------------------------------------------------------------------------------------------------------
Dividend yield                                            0%                      0%                  0%
Expected volatility                                    83.2%                   79.9%               53.7%
Risk-free interest rate                                 5.1%                    6.8%                4.7%
Expected term in years                                   6.1                     6.0                 6.3
Per share fair value                                $  26.11                $   7.05             $  3.46



                                                                          Purchase Right
- ----------------------------------------------------------------------------------------------------------
                                                      2000                     1999                 1998
- ----------------------------------------------------------------------------------------------------------
Dividend yield                                            0%                      0%                  0%
Expected volatility                                    83.2%                   79.9%               53.7%
Risk-free interest rate                                 5.7%                    6.9%                4.7%
Expected term in years                             0.3 - 2.0               0.3 - 1.5           0.3 - 1.0
Per share fair value                                $  14.08                $   3.48             $  1.39


     STOCK WARRANTS: In December 1994 and August 1995, concurrent with the completion of a debt financing, we issued warrants for the purchase of 1,764,000 shares and 276,000 shares, respectively, of common stock. In 1998, 180,000 warrants were exchanged for 150,000 shares of our common stock. At December 31, 2000 we have no outstanding warrants.

NOTE 10:   INCOME TAXES

     The income tax provision for the years ended December 31, 2000, 1999 and 1998 includes the following (table in thousands):


                                                                2000                     1999               1998
- ----------------------------------------------------------------------------------------------------------------
Current provision:
   Current                                                $     20,772              $   1,520           $    422
   Deferred                                                     (8,833)                   929                 --
- ----------------------------------------------------------------------------------------------------------------
                                                          $     11,939              $   2,449           $    422
- ----------------------------------------------------------------------------------------------------------------


     A reconciliation between our effective tax rate and the U.S statutory rate for the years ended December 31, 2000, 1999 and 1998 follows:


                                                                2000                     1999               1998
- ----------------------------------------------------------------------------------------------------------------
Tax at U.S. statutory rate                                      35.0%                 35.0 %              35.0 %
Change in valuation allowance                                  (18.6)                (33.2)              (30.0)
State taxes, net of federal benefit                              4.2                   4.6                  --
Research and experimentation credit                             (3.7)                 (4.6)               (4.7)
Other                                                            0.3                   3.6                 1.6
- ----------------------------------------------------------------------------------------------------------------
                                                                17.2%                  5.4 %               1.9 %
- ----------------------------------------------------------------------------------------------------------------


     The tax impacts generated under our employee stock option and purchase plans decreased and increased the current taxable income by $11,294,000 and $3,372,000 in 2000 and 1999, respectively. Such impacts were recorded to additional paid-in capital.

     The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 (table in thousands):


                                                                                         2000               1999
- ----------------------------------------------------------------------------------------------------------------
Deferred tax assets:
   Accrued expenses                                                                 $   1,847           $  1,782
   Property and equipment, principally due to difference in depreciation                2,747              1,825
   Deferred rent expense                                                                1,140                922
   Inventories                                                                            193                448
   Capitalized state research and experimentation costs                                 6,946              2,287
   Acquired technology rights                                                           3,557              4,058
   Research and experimentation credit                                                 32,009             12,600
   Net operating loss carryforwards                                                    78,093             31,152
   Other tax assets                                                                     4,214              2,438
- ----------------------------------------------------------------------------------------------------------------
     Total gross deferred tax assets                                                  130,746             57,512
Valuation allowance                                                                  (130,746)           (57,512)
Deferred tax liability                                                                 (5,620)            (5,620)
- ----------------------------------------------------------------------------------------------------------------
Net deferred taxes                                                                  $  (5,620)          $ (5,620)
- ----------------------------------------------------------------------------------------------------------------


     In 2000 and 1999, we recognized an increase in the valuation allowance of $73,234,000 and $9,948,000, respectively. In 1998, we recognized a decrease in the valuation allowance of $173,000. At December 31, 2000 and 1999, we had a valuation allowance equal to our deferred tax assets since we have not established a pattern of profitable operations for income tax reporting purposes.

      As of December 31, 2000, we had net operating loss and research and experimentation tax credit carryforwards for Federal income tax purposes of approximately $211,000,000 and $25,000,000, respectively, which expire beginning in 2006 and 2001, respectively. Net operating loss carryforwards and research and experimentation tax credit carryforwards as of December 31, 2000 for state income tax purposes are approximately $49,000,000 and $7,000,000, respectively, which expire beginning in 2003.

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

     Future minimum lease payments under all operating leases as of December 31, 2000 are as follows (table in thousands):


2001                                                                                                    $  5,970
2002                                                                                                       6,173
2003                                                                                                       6,234
2004                                                                                                       6,008
2005                                                                                                       6,210
2006 and thereafter                                                                                       24,460
- ----------------------------------------------------------------------------------------------------------------

Total minimum lease payments                                                                            $ 55,055
- ----------------------------------------------------------------------------------------------------------------


     Lease expense under all operating leases totaled $5,502,000, $3,683,000 and $3,565,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

     In connection with our research and development efforts, we have entered into various other license agreements which provide us with rights to develop, produce and market products using certain know-how, technology and patent rights maintained by the parties. Terms of the various license agreements require us to pay royalties on future sales, if any, of specified products using the resulting technology. Third-party royalty liabilities resulting from sales of Rituxan are being paid by Genentech and recorded under the copromotion arrangement as described under "Revenues from Unconsolidated Joint Business" in Notes 1 and 8. As of December 31, 2000, such other royalties, other than annual minimum royalty payments, have not commenced on the aforementioned license agreements.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
IDEC Pharmaceuticals Corporation:


We have audited the accompanying consolidated balance sheets of IDEC Pharmaceuticals Corporation and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDEC Pharmaceuticals Corporation and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                      KPMG LLP


San Diego, California
January 25, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Certain information about our executive officers as of January 31, 2001 is set forth below:


NAME                                             AGE                          TITLE
- ----                                             ---                          -----
William H. Rastetter, Ph.D.......................52      Chairman, Chief Executive Officer and President
William R. Rohn..................................57      Chief Operating Officer
Paul C. Grint, M.D...............................43      Chief Medical Officer
Nabil Hanna, Ph.D................................57      Chief Scientific Officer
Phillip M. Schneider.............................44      Chief Financial Officer
Wolfgang Berthold, Ph.D..........................53      Senior Vice President, Biopharmaceutical Sciences
Connie L. Matsui.................................47      Senior Vice President, Planning and Resource Development
Mark Wiggins.....................................45      Vice President, Marketing and Business Development
Kenneth J. Woolcott .............................42      Vice President, Corporate Secretary, General Counsel and
                                                         Licensing Executive


     Dr. Rastetter was appointed our Chairman of the Board of Directors on May 22, 1996. He has served as our President and Chief Executive Officer since December 1986 and Chief Financial Officer from 1988 to 1993. Dr. Rastetter has served as a director of our company since 1986. From 1984 to 1986, he was Director of Corporate Ventures at Genentech. From 1982 to 1984, Dr. Rastetter served in a scientific capacity at Genentech, directing the Biocatalysis and Chemical Sciences groups. From 1975 to 1982, he held various faculty positions at the Massachusetts Institute of Technology. Dr. Rastetter is also a director of Argonaut Technologies, Inc. and Illumina, Inc. Dr. Rastetter received his Ph.D. in chemistry from Harvard University in 1975.

     Mr. Rohn joined us in August 1993 as Senior Vice President, Commercial and Corporate Development. Mr. Rohn was appointed Senior Vice President, Commercial Operations in April 1996 and was promoted to Chief Operating Officer in May 1998. Prior to joining us, Mr. Rohn was employed by Adria Laboratories from 1984 until August 1993, most recently as Senior Vice President of Sales and Marketing with responsibilities for strategic and commercial partnerships as well as all sales and marketing functions in the United States. Prior to Adria, Mr. Rohn held marketing and sales management positions at Abbott Laboratories, Warren-Teed Pharmaceuticals, Miles Laboratories and Mead Johnson Laboratories. Mr. Rohn is also a director of Pharmacyclics, Inc. Mr. Rohn received a B.A. in Marketing from Michigan State University.

     Dr. Grint joined us as Chief Medical Officer and Senior Vice President, Medical and Clinical Research and Development in January 2001. Prior to joining us, Dr. Grint was employed with Schering-Plough Research Institute from 1992 to 2000 holding a number of positions of increasing responsibility, most recently as Vice President of Clinical Immunology and Biotechnology. In addition, he was chairman of the Biotechnology Therapy Team and an Honorary Lecturer in the Department of Virology at St Bartholomew's Hospital in London. Dr. Grint received his medical degree at University of London, St. Bartholomew's Hospital Medical College, London and is a Fellow of the Royal College of Pathologists.

     Dr. Hanna joined us in February 1990 as Vice President, Research and Preclinical Development. In August 1993, Dr. Hanna was promoted to Senior Vice President, Research and Preclinical Development and in May 1998 he was promoted to Chief Scientific Officer. From 1981 to 1990, Dr. Hanna served as Associate Director and then Director of the Department of Immunology at SmithKline Beecham focusing on autoimmune and chronic inflammatory diseases. From 1978 to 1981, he was a research scientist at the NCI-Frederick Cancer Research Center, where he studied the role of immune system cells in host defenses against cancer. From 1973 to 1978, Dr. Hanna was a lecturer in the Department of Immunology at the Hebrew University Medical School in Israel, where he received his Ph.D. in Immunology. Pursuant to our agreement with Cytokine Pharmasciences, Inc., Dr. Hanna is a director of CPI.

     Mr. Schneider joined us in February 1987 as Director, Finance and Administration and served as Senior Director, Finance and Administration from 1990 to 1991. In November 1991, he became Vice President, Finance and Administration and in February 1996 he was appointed Vice President and Chief Financial Officer. In September 2000, Mr. Schneider was promoted to Senior Vice President and Chief Financial Officer. From 1984 to 1987, Mr. Schneider served as the Manager of Financial Reporting and as a Senior Analyst for Syntex Laboratories. He received a B.S. in biochemistry from University of California, Davis, received his M.B.A. at the University of Southern California and earned his C.P.A. qualifications while working for KPMG LLP.

     Dr. Berthold joined us in February 2000 as Senior Vice President, Biopharmaceutical Science. He previously served from 1995 to 2000 as Vice President Biopharmaceuticals at F. Hoffmann-La Roche Inc. and also served as International Advisor for all Roche pharmaceutical biotechnology projects in development. Previously, Dr. Berthold served as head of the Biotech Process Development Group for pharmaceutical biologics at Thomae/Boehringer Ingelheim from 1979 to 1995, which operates one of the world's largest biopharmaceutical manufacturing plants. Dr. Berthold received his Ph.D. in biochemistry from University of London, England.

     Ms. Matsui joined us in November 1992 as Senior Director, Planning and Resource Development with primary responsibility for strategic planning and human resources. Ms. Matsui was promoted to Vice President, Planning and Resource Development in December 1994 and to Senior Vice President, Planning and Resource Development in September 2000. Ms. Matsui's current responsibilities include investor relations, corporate communications, human resources, project management and strategic planning. From 1977 to 1991, she served in a variety of marketing and general management positions at Wells Fargo Bank including Vice President responsible for Consumer Retirement Programs and Vice President in charge of company wide Employee Relations and Communications. Ms. Matsui received her B.A. and M.B.A. from Stanford University.

     Mr. Wiggins joined us in May of 1998 as Vice President of Business Development. In November 2000, he was appointed to Vice President of Marketing and Business Development. From 1986 to 1996 he held various positions at Schering - Plough, including Director of Business Development and from 1996 to 1998 he was Vice President of Business Development and Marketing for Hybridon. Mr. Wiggins received a B.S. from Syracuse University in finance and received his M.B.A from the University of Arizona.

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

     The information required by this item in regards to the identification of Directors is hereby incorporated by reference to the information contained under the caption "Election of Directors" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 18, 2001.

     The information required by Section 16(a) is hereby incorporated by reference to the information contained under the caption "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 18, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item is hereby incorporated by reference to the information contained under the caption "Executive Compensation and Related Information" in the Proxy Statement for our Annual Meeting of Stockholders to be held on May 18, 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this item is hereby incorporated by reference to the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for our Annual Meeting of Stockholders to be held on May 18, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this item is hereby incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for our Annual Meeting of Stockholders to be held on May 18, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


     a.    1)  Consolidated Financial Statements:                                                            Page
                                                                                                             ----
               Consolidated Balance Sheets--December 31, 2000 and 1999                                         *
               Consolidated Statements of Operations--Years ended December 31, 2000, 1999 and 1998             *
               Consolidated Statements of Stockholders' Equity--Years ended December 31, 2000, 1999 and 1998   *
               Consolidated Statements of Cash Flows--Years ended December 31, 2000, 1999 and 1998             *
               Notes to Consolidated Financial Statements                                                      *
               Independent Auditors' Report                                                                    *

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

           3)  Exhibits:

                  The following exhibits are referenced or included in this Form 10-K.

               Exhibit
               Number          Description
               ------          -----------

                 1.1 (19)      Purchase Agreement for $300,000,000 Liquid
                               Yield Option Notes(TM) due 2019 (Zero Coupon -- Subordinated) dated as of February 9, 1999 between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

                 2.1 (1) Agreement and Plan of Merger dated as of April 5, 1997 between the Registrant and IDEC California.

                 3.1 (20) Amended and Restated Certificate of Incorporation of the Registrant.

                 3.2 (1)       Bylaws of the Registrant.

                 4.1           Reference is made to Exhibit 3.1.

                 4.2           Reference is made to Exhibit 3.2.

                 4.3 (2) 1992 Amended and Restated Registration Rights Agreement of IDEC California.

                 4.4 (1)       Specimen Common Stock Certificate of the
                               Registrant.

                 4.5           Reference is made to Exhibit 10.46.

                 4.6 (7)       1995 Registration Rights Agreement of the
                               Registrant.

                 4.8 (18)      Preferred Share Purchase Rights.

                4.9 (19) First Amendment to the Preferred Share Purchase Rights Agreement, dated July 22, 1997.

                4.10(19)       Indenture dated as of February 16, 1999
                               between the Registrant and Chase Manhattan Bank and Trust Company, National Association.

                4.11           Reference is made to Exhibit 1.1

                4.12 (10)      Form of Registered Liquid Yield Option(TM)Note
                               due 2019.

               10.1  (13)      1988 Stock Option Plan of the Registrant, as
                               amended and restated through May 20, 1999.

               10.2  (13)      Form of Notice of Grant.

               10.3  (13)      Form of Option Agreement.

               10.4  (12)      Letter Agreement between the Registrant and
                               Genentech, Inc., dated May 21, 1996.

               10.5  (2)       401(k) Plan of the Registrant.

               10.6  (2)       Form of acceleration of vesting letter agreement
                               between the Registrant and certain officers.

               10.7  (2)+      License Agreement with Coulter Immunology, dated
                               May 16, 1991.

               10.8  (3)       Lease Agreement between the Registrant and Torrey
                               Sorrento, Inc., dated July 9, 1992.

               10.9  (3)+      Collaborative Research and License Agreement
                               between the Registrant and SmithKline Beecham p.l.c., dated October 12, 1992.

               10.10 (3)       Investment Agreement between the Registrant and
                               S.R. One, Limited, dated October 16, 1992.

               10.11 (13)      1995 Employee Stock Purchase Plan, as amended and
                               restated through January 20, 1999.

               10.12 (4)+      Collaborative Development Agreement between the
                               Registrant and Mitsubishi-Tokyo Pharmaceuticals,
                               Inc., formally Mitsubishi Chemical Corporation, dated November 11, 1993.

               10.14 1993 Non-Employee Directors Stock Option Plan, as amended and restated through March 23, 2001.

               10.15 (6)+      Collaborative Development Agreement between the
                               Registrant and Seikagaku Corporation dated
                               December 27, 1994.

               10.16 (6)+      License Agreement between the Registrant and
                               Seikagaku Corporation dated December 27, 1994.

               10.27 (6)       1994 Registration Rights Agreement.

               10.28 (6)       Investment Agreement between the Registrant,
                               SmithKline Beecham p.l.c. and SmithKline Beecham
                               Corporation, dated December 28, 1994.

               10.29 (7)       Master Definitions Agreement between the
                               Registrant and Genentech. Inc.

               10.30 (7)+      Collaboration Agreement between the Registrant
                               and Genentech. Inc., dated March 16, 1995.

               10.31 (7)+      Expression Technology Agreement between the
                               Registrant and Genentech. Inc., dated March 16,
                               1995.

               10.32 (7)       Preferred Stock Purchase Agreement between the
                               Registrant and Genentech. Inc., dated March 16,
                               1995.

               10.33 (7)       Option Agreement between the Registrant and
                               Genentech, Inc., dated March 16, 1995.

               10.34 (7)       Preferred and Common Stock Purchase Agreement
                               between the Registrant and ML/MS Associates, L.P., dated March 16, 1995.

               10.35 (9)+      Amendment Agreement between the Registrant and
                               SmithKline Beecham p.l.c., dated January 20,
                               1993.

               10.36 (9)+      Modification of the Amendment Agreement between
                               the Registrant and SmithKline Beecham p.l.c., dated June 14, 1993.

               10.37 (8)       Special Stock Issuance Plan.

               10.40 (15)+     Collaborative Development Agreement between the
                               Registrant and Eisai Co., Ltd. dated December 11,
                               1995.

               10.41 (15)+     License Agreement between the Registrant and
                               Eisai Co., Ltd. dated December 11, 1995.

               10.42 (15)+     License Agreement between the Registrant,
                               Genentech, Inc., and Zenyaku Kogyo Co., Ltd.
                               dated November 30, 1995.

               10.43 (15)+     Development Agreement between the Registrant,
                               Genentech, Inc., and Zenyaku Kogyo Co., Ltd.
                               dated November 30, 1995.

               10.44 (15)+     Supply Agreement between the Registrant and
                               Zenyaku Kogyo Co., Ltd. dated November 30, 1995.

               10.45 (15)+     Termination Agreement between the Registrant and
                               Zenyaku Kogyo Co., Ltd. dated November 30, 1995.

               10.46 (15)+     Amendment to the Development Agreement between
                               the Registrant, Genentech, Inc., and Zenyaku
                               Kogyo Co., Ltd. dated November 30, 1995.

               10.47 (15)      Amendment to Collaboration Agreement between the
                               Registrant and Genentech, Inc., dated
                               November 30, 1995.

               10.48 (11)+     License Agreement between the Registrant and
                               Chugai Pharmaceutical Co., Ltd., dated March 31,
                               1996.

               10.49 (14)      Lease Agreement between the Registrant and All
                               Spectrum Services, Inc., dated August 13, 1996.

               10.50 (1)       Form of Indemnification Agreement for Officers
                               and Directors.

               10.51 (16)+     9-AC Asset Transfer Agreement between the
                               Registrant, Pharmacia & Upjohn S.p.A. and
                               Pharmacia & Upjohn Company, dated February 10,
                               1997.

               10.52 (19)      Purchase Agreement for $300,000,000 Liquid
                               Yield Option(TM) Notes due 2019 (Zero Coupon
                               - Subordinated) dated as of February 9, 1999 between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated.

               10.53 (19)      Indenture dated as of February 16, 1999
                               between the Registrant and Chase Manhatten Bank and Trust Company, National Association.

               10.54 (21)+     Collaboration & License Agreement between the
                               Company and Schering Aktiengesellschaft, dated
                               June 9, 1999.

               10.55 (21)      IDEC Pharmaceuticals Corporation's Deferred
                               Compensation Plan, dated January 1, 1999.

               10.58 (22)+     Amended and Restated Collaborative Research and
                               License agreement between IDEC Pharmaceuticals
                               Corporation and SmithKline Beecham p.l.c., dated February 29, 2000

               10.60 (23)+     Collaborative Development Agreement between the
                               Company and Taisho Pharmaceuticals Co., Ltd.
                               dated December 22, 1999.

               10.61 (23)+     License Agreement between the Company and Taisho
                               Pharmaceuticals Co., Ltd. dated December 22,
                               1999.

               10.62 (24)+     Purchase Agreement and Escrow Instructions dated
                               August 31, 2000 between the Company and Ivey
                               Ranch Development Company, LLC.

               12.1            Computation of Ratio of Earnings to Fixed
                               Charges.

               22.1 (2)        Subsidiary of the Company.

               23.0            Independent Auditors' Report on Schedule and
                               Consent
               ----------------------------------------

               + Confidential Treatment has been granted with respect to portions of this agreement.

               (TM)     Trademark of Merrill Lynch & Co., Inc.

               (1) Incorporated by reference to exhibit filed with our Registration Statement on Form 8-B filed on June 2, 1997.

               (2) Incorporated by reference to exhibit filed with our Registration Statement on Form S-1, File No. 33-40756.

               (3) Incorporated by reference to exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 1992.

               (4) Incorporated by reference to exhibit filed with our Registration Statement on Form S-1, File No. 33-76080.

               (5) Incorporated by reference to exhibit filed with our Registration Statement on Form S-8, File No. 33-93794.

               (6) Incorporated by reference to exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 1994.

               (7) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

               (8) Incorporated by reference to exhibit filed with our Registration Statement on Form S-8, File No. 33-90738.

               (9) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

               (10) Incorporated by reference to exhibit 4.4 filed with our Registration Statement on Form S-3, File No. 333-85339.

               (11) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

               (12) Incorporated by reference to exhibit filed with our Registration Statement on Form 8-K, dated May 21, 1996.

               (13) Incorporated by reference to exhibit filed with our Registration Statement on Form S-8, File No. 333-81625.

               (14) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

               (15) Incorporated by reference to exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 1995.

               (16) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

               (18) Incorporated by reference to exhibit filed with our Registration Statement on Form 8-A, dated August 1, 1997.

               (19) Incorporated by reference to exhibit filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

               (20) Incorporated by reference to exhibit filed with our Proxy Statement filed on November 4, 1999.

               (21) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

               (22) Incorporated by reference to exhibit filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

               (23) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

               (24) Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.



     b.    No reports on Form 8-K were filed during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          IDEC PHARMACEUTICALS CORPORATION


   Date: April 2, 2001              By:   /s/   William H. Rastetter
         ---------------------            --------------------------------------
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


Name                                    Capacity                                        Date
- ----                                    --------                                        ----

/s/ William H. Rastetter, Ph.D.         Chairman, President and                         April 2, 2001
- ---------------------------------       Chief Executive Officer
William H. Rastetter, Ph.D.             (Principal Executive Officer)


/s/ Phillip M. Schneider                Senior Vice President and Chief Financial       April 2, 2001
- ---------------------------------       Officer (Principal Financial and Accounting
Phillip M. Schneider                    Officer)


/s/ Charles C. Edwards, M.D.            Director                                        April 2, 2001
- ---------------------------------
Charles C. Edwards, M.D.


/s/ Alan B. Glassberg, M.D.             Director                                        April 2, 2001
- ---------------------------------
Alan B. Glassberg, M.D.





/s/ Kazuhiro Hashimoto                  Director                                        April 2, 2001
- ---------------------------------
Kazuhiro Hashimoto


/s/ Franklin P. Johnson, Jr.            Director                                        April 2, 2001
- ---------------------------------
Franklin P. Johnson, Jr.


/s/ Robert W. Pangia                    Director                                        April 2, 2001
- ---------------------------------
Robert W. Pangia


/s/ Bruce R. Ross                       Director                                        April 2, 2001
- ---------------------------------
Bruce R. Ross


/s/ Lynn Schenk                         Director                                        April 2, 2001
- ---------------------------------
Lynn Schenk


/s/ Willaim D. Young                    Director                                        April 2, 2001
- ---------------------------------
William D. Young


                                   SCHEDULE II

                 IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                  Years Ended December 31, 2000, 1999 and 1998


                                                                   Additions
                                                          --------------------------
                                             Balance      Charged to      Charged to                     Balance
                                            beginning     costs and         other                        at end
Description                                  of Year       Expenses        Accounts       Deductions     of year
- -------------------------------             ----------    ----------      ----------      ----------     -------
Year ended December 31, 2000
     Inventory reserve                      $      582    $     5,595     $       --     $        --     $ 6,177
     Allowance for contract revenue
        receivables                                292            854             --            (793)        353
                                            ----------    -----------     ----------     ------------    -------
                                            $      874    $     6,449     $       --     $      (793)    $ 6,530
                                            ==========    ===========     ==========     ============    =======

Year ended December 31, 1999
     Inventory reserve                      $    1,854    $       725     $              $    (1,997)    $   582
     Allowance for contract revenue
        receivables                                775            240             --            (723)        292
                                            ----------    -----------     ----------     ------------    -------
                                            $    2,629    $       965     $       --     $    (2,720)    $   874
                                            ==========    ===========     ==========     ============    =======

Year ended December 31, 1998
     Inventory reserve                      $    2,082    $     3,402     $       --     $    (3,630)    $ 1,854
     Allowance for contract revenue
        receivables                                 51            724             --              --         775
                                            ----------    -----------     ----------     -----------     -------
                                            $    2,133    $     4,126     $       --     $    (3,630)    $ 2,629
                                            ==========    ===========     ==========     ===========     =======
