Form 10-Q
period 2001-03-31
IDEC PHARMACEUTICALS CORP / DE
filed 2001-05-15
CIK 875045

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number: 0-19311

IDEC PHARMACEUTICALS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0112644 (I.R.S. Employer Identification No.)

3030 Callan Road, San Diego, CA 92121
(Address of principal executive offices) (Zip code)

(858) 431-8500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of April 30, 2001 the Registrant had 149,243,323 shares of its common stock, $.0005 par value, issued and outstanding.

IDEC PHARMACEUTICALS CORPORATION
FORM 10-Q—QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thusands, except per share data)
(unaudited)

	Three months ended March 31,
	2001	2000
		(Restated)
Revenues:
Revenues from unconsolidated joint business	$48,558	$21,893
Contract revenues	1,355	3,504
License fees	6,625	1,625

Total revenues	56,538	27,022
Operating costs and expenses:
Manufacturing costs	—	2,134
Research and development	22,094	14,722
Selling, general and administrative	11,080	6,077

Total operating costs and expenses	33,174	22,933

Income from operations	23,364	4,089
Interest income, net	9,723	1,876

Income before income tax provision	33,087	5,965
Income tax provision	12,280	1,018

Income before cumulative effect of accounting change	20,807	4,947
Cumulative effect of accounting change, net of income tax benefit of $487	—	(9,263)

Net income (loss)	$20,807	$(4,316)

Basic earnings (loss) per share:
Before cumulative effect of accounting change	$0.14	$0.04
Cumulative effect of accounting change	—	(0.07)

Basic earnings (loss) per share	$0.14	$(0.03)
Diluted earnings (loss) per share:
Before cumulative effect of accounting change	$0.12	$0.04

Cumulative effect of accounting change	—	(0.07)
Diluted earnings (loss) per share	$0.12	$(0.03)
Shares used in calculation of earnings (loss) per share:
Basic	147,842	130,347
Diluted	167,167	130,347

See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
In thousands, except par value)

	March 31, 2001	December 31, 2000
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$415,418	$401,052
Securities available-for-sale	220,445	180,286
Contract revenue receivables, net	1,479	1,697
Due from related parties, net	48,240	41,753
Prepaid expenses and other current assets	7,061	6,470

Total current assets	692,643	631,258
Long-term securities available-for-sale	145,351	169,188
Property and equipment, net	51,241	47,514
Investment and other assets	8,692	8,446

	$897,927	$856,406

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable	$373	$743
Accounts payable	1,503	1,737
Accrued expenses	18,477	16,071
Deferred revenue	3,051	4,494

Total current liabilities	23,404	23,045
Notes payable, less current portion	130,626	128,888
Deferred rent	2,786	2,752
Deferred taxes and other long-term liabilities	7,252	7,102
Commitments
Stockholders' equity:
Convertible preferred stock, $.001 par value	—	—
Common stock, $.0005 par value	74	73
Additional paid-in capital	698,633	680,602
Accumulated other comprehensive income — net unrealized gains on securities available-for-sale, net of taxes	918	517
Retained earnings	34,234	13,427

Total stockholders' equity	733,859	694,619

	$897,927	$856,406

See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three months ended March 31,
	2001	2000
Cash flows from operating activities:
Net cash provided by operating activities	$32,752	$13,485

Cash flows from investing activities:
Purchase of property and equipment	(5,081)	(3,860)
Purchase of securities available-for-sale	(157,293)	(39,317)
Sales and maturities of securities available-for-sale	138,661	47,927

Net cash provided by (used in) investing activities	(23,713)	4,750

Cash flows from financing activities:
Payments on notes payable	(370)	(457)
Proceeds from issuance of common stock	5,697	9,862

Net cash provided by financing activities	5,327	9,405

Net increase in cash and cash equivalents	14,366	27,640
Cash and cash equivalents, beginning of period	401,052	61,404

Cash and cash equivalents, end of period	$415,418	$89,044

See accompanying notes to condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

    Basis of Presentation:  The information at March 31, 2001, and for the three months ended March 31, 2001 and 2000, is unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000.

    Revenues from Unconsolidated Joint Business:  Revenues from unconsolidated joint business consist of our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech Inc., revenue from bulk Rituxan® sales to Genentech through March 2000, reimbursement from Genentech of our Rituxan-related sales force and development expenses and royalty revenue from F. Hoffmann-La Roche Ltd. on sales of Rituximab outside the United States. Revenue from bulk Rituxan sales was recognized when Genentech accepted the bulk Rituxan. Upon acceptance of bulk Rituxan by Genentech the right to return no longer existed and there were no further performance obligations related to bulk Rituxan. We record our royalty revenue from Roche with a one-quarter lag. Rituxan is the trade name in the United States for the compound Rituximab. Outside the United States, Rituximab is marketed as MabThera. In our notes to condensed consolidated financial statements, we refer to Rituximab, Rituxan and MabThera collectively as Rituxan, except where otherwise indicated. Under the copromotion arrangement we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes conducting supportive research on Rituxan, post approval clinical studies and obtaining potential approval of Rituxan for additional indications. Genentech provides the support functions for the commercialization of Rituxan in the United States including marketing, customer service, order entry, distribution, shipping and billing and, as of September 1999, all worldwide manufacturing responsibilities. Under the copromotion arrangement, all U.S. sales of Rituxan and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking the U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We began recording our profit share at the higher percentage during the first quarter of 2001 compared to the beginning of the second quarter of 2000.

    Cumulative Effect of Accounting Change (Restatement):  In the fourth quarter of 2000, we implemented the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101, effective as of January 1, 2000. SAB No. 101 established new guidelines in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 provides that nonrefundable up-front fees received under collaborative agreements be recorded as deferred revenue upon receipt and recognized as revenue over future periods. Prior to the implementation of SAB No. 101, we recognized certain nonrefundable up-front fees upon receipt as license fee revenue. The cumulative effect of this accounting change on years prior to 2000 resulted in a charge of $9,263,000 (net of a $481,000 income tax effect), of which $3,300,000 was recorded as deferred revenue as of December 31, 2000. For the quarter ended March 31, 2001, we recognized $1,625,000 of the related deferred revenue. The results for the quarter ended March 31, 2000 have been restated to reflect the adoption of SAB No. 101 as of January 1, 2000 which resulted in $1,625,000 being recognized as license fee revenue for the quarter ended March 31, 2000. This accounting change is directly related to the $13,000,000 up-front license fee received from Schering Aktiengesellschaft and recognized as license fee revenue in 1999.

    Earnings Per Share:  Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per share excludes the dilutive effects of options and other convertible securities compared to diluted earnings per share which reflects the potential dilution of options and other convertible securities that could share in our earnings. Calculations of basic and diluted earnings per share use the weighted average number of shares outstanding during the period. Diluted earnings per share for the three months ended March 31, 2001 includes the dilutive effect of 19,325,000 shares of common stock from options and convertible preferred stock and excludes 13,939,000 shares of common stock from the assumed conversion of our 20-year zero coupon subordinated convertible notes, or Notes and 1,810,000 shares of common stock from options because their effect is antidilutive. Diluted loss per share for the three months ended March 31, 2000 excludes the dilutive effect of 27,397,000 shares of common stock from options and convertible preferred stock because their effect was antidilutive. All share and earnings per share amounts for the three months ended March 31, 2000 have been restated to reflect our three-for-one stock split effected in January 2001.

    New Accounting Bulletin:  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", or Statement No. 133 as amended by Financial Accounting Standards No. 137 "Accounting for Derivative Investments and Hedging Activities" and Financial Accounting Standards No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities". Statement No. 133, requires companies to recognize all derivatives as either assets or liabilities with the instruments measured at fair value and is effective on January 1, 2001. The accounting for changes in fair value gains and losses depends on the intended use of the derivative and its resulting designation. Our adoption of statement No. 133 did not have a material impact on our condensed consolidated financial statements.

Note 2. Related Party Arrangements

    In March 1995, we entered into a collaborative agreement for the clinical development and commercialization of our anti-CD20 monoclonal antibody, Rituxan, for the treatment of certain B-cell non-Hodgkin's lymphomas with Genentech. Concurrent with the collaborative agreement we also entered into an expression technology license agreement with Genentech for a proprietary gene expression technology developed by us and a preferred stock purchase agreement providing for certain equity investments in us by Genentech. Under the terms of these agreements, we have received payments totaling $58,500,000 for the attainment of product development objectives, product license rights and equity investments in us. Additionally, we may be reimbursed by Genentech for certain other development and regulatory approval expenses under the terms of the collaborative agreement.

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

    Revenues from unconsolidated joint business for the three months ended March 31, 2001 and 2000 consist of the following (table in thousands):

	2001	2000
Copromotion profits	$43,810	$15,548
Bulk Rituxan sales	—	2,078
Reimbursement of selling and development expenses	2,128	2,429
Royalty income on sales of Rituximab outside the U.S.	2,620	1,838

Total from unconsolidated joint business	$48,558	$21,893

    Amounts due from related parties, net at March 31, 2001 and December 31, 2000 consist of the following (table in thousands):

	2001	2000
Due from Genentech, copromotion profits	$44,314	$37,459
Due from Genentech, bulk Rituxan sales	1,744	2,047
Due from Genentech, selling and development expenses	2,155	2,221
Due from Roche	27	26

Total due from related parties, net	$48,240	$41,753

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

    We are primarily engaged in the commercialization, research and development of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases. In December 2000, the Food and Drug Administration, or FDA, accepted our filing of a Biological License Application, or BLA, seeking marketing approval for ZEVALIN™ (Ibritumomab Tiuxetan) radioimmunotherapy for the treatment of low grade, follicular, CD20 positive transformed, relapsed or refractory, B cell non-Hodgkin's lymphoma, or NHL. In May 2001 we received a Complete Review Letter from the FDA regarding our ZEVALIN BLA. In the Complete Review Letter the FDA outlined additional information and analysis we must submit as a result of their review. The information requested is related to two areas: Clinical and Chemistry, Manufacturing and Controls, or CMC. The FDA has also requested imaging with indium-111 as a part of the ZEVALIN commercial protocol. If approved, we now expect to market ZEVALIN as one product which will be composed of an imaging kit for use with indium-111 and a therapeutic kit for use with yttrium-90. Based on our review of the Complete Review Letter and subsequent discussions with the FDA, we believe we can address all of the FDA's questions in a responsive and comprehensive manner without the need to conduct any new or additional clinical trials prior to the completion of the BLA review by the FDA. We are working to compile the information and expect to summit our response documentation and analysis by the middle of July 2001. If the FDA determines that our resubmission is complete, the FDA will provide written notice acknowledging our resubmission and will establish a time period for review. The time period for review will be established based on applicable FDA regulations which we understand provide for a review period of either up to two months or up to six months. The FDA's request from their CMC review includes, among other items, establishing an independent schedule for pre-approval inspecton of our ZEVALIN radioisotope supplier and fill/finish provider.

    We have retained all U.S. marketing and distribution rights to ZEVALIN and have granted marketing and distribution rights outside the U.S. to Schering AG. In January 2001, Schering AG had its Marketing Authorization Application, or MAA, for ZEVALIN accepted for review by the European Medicines Evaluation Agency.

    In November 1997, we received FDA approval to market our first product, Rituxan, in the United States. In May 2001, we announced that the FDA approved a supplemental BLA, or sBLA, for Rituxan. The new product labeling includes:

  •
  retreatment with Rituxan after a prior course of Rituxan therapy;

  •
  initial treatment with eight weekly infusions of Rituxan, compared to the prior approved labeling of four weekly infusions; and

  •
  treatment of NHL patients with bulky diseases (tumors greater than 10 centimeters).

The sBLA also amended our package insert to update safety information. In addition a Dear Healthcare Provider letter was sent to physicians to enhance their understanding of adverse events that may be associated with Rituxan use.

    In June 1998, Roche, our European marketing partner, was granted marketing authorization for Rituximab in all European Union countries. In May 2001, Roche submitted an application with the European drugs authorities, for use of Rituximab in combination with standard chemotherapy, or CHOP, to treat patients with aggressive NHL. In September 1999, Zenyaku, our Japanese marketing partner for Rituxan, submitted a BLA equivalent for Rituxan with the Ministry of Health and Welfare for Japan, which is currently pending approval in Japan. Rituxan is the trade name in the United States and Japan for the compound Rituximab. Outside the United States, Rituximab is marketed as

MabThera. In this Management's Discussion and Analysis section, we refer to Rituximab, Rituxan and MabThera collectively as Rituxan, except where we have otherwise indicated.

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

    Revenues from unconsolidated joint business include our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech, revenue from bulk Rituxan sales to Genentech through March 2000, reimbursement from Genentech of our Rituxan-related sales force and development expenses and royalty revenue from Roche on sales of Rituximab outside the United States. Revenue from bulk Rituxan sales was recognized when Genentech accepted the bulk Rituxan. We record our royalty revenue from Roche with a one-quarter lag. Under the copromotion arrangement, all U.S. sales of Rituxan and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We began recording our profit share at the higher percentage during the first quarter of 2001 compared to the beginning of the second quarter of 2000.

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

    License fees include nonrefundable fees from product development milestone payments and nonrefundable fees from the sale of product rights under collaborative development and license agreements with our strategic partners. Nonrefundable up-front fees from the sale of product rights are recorded as deferred revenue upon receipt and recognized as revenue over future periods. Included in license fees are nonrefundable product development milestone payments which are recognized upon the achievement of product development milestone objectives as stipulated in agreements with our strategic partners. Product development milestone objectives vary in each of our agreements. The achievement of product development milestone objectives that may lead to the recognition of license fee revenues include:

  •
  the achievement of preclinical research and development objectives;

  •
  the initiation of various phases of clinical trials;

  •
  the filing of an Investigational New Drug application, or IND, BLA or New Drug Application, or NDA;

  •
  the filing of drug license applications in foreign territories; and

  •
  obtaining United States or foreign regulatory product approvals.

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

    We have incurred increasing annual operating expenses and, with the commercialization of Rituxan and preparation for potential commercialization of ZEVALIN, we expect such trends to continue. Since our inception in 1985, through 1997, we incurred annual operating losses. Our ongoing profitability will be dependent upon the continued commercial success of Rituxan, product development, revenues from the achievement of product development objectives and licensing transactions. As of March 31, 2001, we had retained earnings of $34.2 million.

RESULTS OF OPERATIONS

    Revenues from unconsolidated joint business for the three months ended March 31, 2001 totaled $48.6 million, compared to $21.9 million for the comparable period in 2000. Revenues from unconsolidated joint business for the three months ended March 31, 2001 and 2000, consist of the following (table in thousands):

	2001	2000
Copromotion profit	$43,810	$15,548
Bulk Rituxan sales	—	2,078
Reimbursement of selling and development expenses	2,128	2,429
Royalty income on sales of Rituximab outside the U.S.	2,620	1,838
Total from unconsolidated joint business	$48,558	$21,893

    Under our agreement with Genentech, our pretax copromotion profit-sharing formula has two tiers. We earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We began recording our profit share at the higher percentage during the first quarter of 2001 compared to the beginning of the second quarter of 2000.

    Rituxan net sales to third-party customers in the United States recorded by Genentech for the three months ended March 31, 2001 amounted to $168.0 million compared to $78.0 million for the comparable period in 2000. This increase was primarily due to increased market penetration in treatments of B-cell non-Hodgkin's lymphoma.

    Our royalty revenue on sales of Rituximab outside the U.S. is based on Roche's end-user sales and is recorded with a one-quarter lag. For the three months ended March 31, 2001 we recognized $2.6 million in royalties from Roche's end-users sales compared to $1.8 million for the comparable period in 2000.

    Contract revenues for the three months ended March 31, 2001 totaled $1.4 million compared to $3.5 million for the comparable period in 2000. The decrease in contract research revenues for the three months ended March 31, 2001 is primarily the result of decreased funding under a collaboration and license agreement with Schering AG offset by increased funding under a collaborative research and development agreement with Taisho Pharmaceuticals Co. Ltd. of Tokyo.

    License fees for the three months ended March 31, 2001 totaled $6.6 million compared to $1.6 million for the comparable period in 2000. The increase in license fee revenue resulted primarily from the receipt of a $5.0 million milestone payment from Schering AG when the European Medicines Evaluation Agency accepted for filing the submission of a MAA for approval of ZEVALIN in Europe. Included in license fees for the three months ended March 31, 2001 and 2000 is $1.6 million recognized as a result of our adoption of SAB No. 101. The results for the quarter ended March 31, 2000 have been restated to reflect the adoption of SAB No. 101 as of January 1, 2000. This accounting change is directly related to the $13.0 million up-front license fee received from Schering AG and recognized as license fee revenue in 1999.

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

    There were no manufacturing costs recorded for the three months ended March 31, 2001 compared to $2.1 million for the three months ended March 31, 2000. Our manufacturing costs relate to production of bulk Rituxan sold to Genentech. Manufacturing costs were recognized when Genentech accepted the bulk Rituxan inventory. The decrease in manufacturing costs from 2000 is due to the transfer of all worldwide manufacturing responsibilities for bulk Rituxan to Genentech in September 1999. The final lots of bulk Rituxan manufactured by us during the third quarter of 1999 were accepted by Genentech during the first quarter of 2000. Since the transfer of all worldwide manufacturing responsibilities for bulk Rituxan to Genentech, we have been using our manufacturing capacity for production of specification setting lots and pre-commercial inventory of ZEVALIN antibodies and production of other proteins for clinical trials. Those manufacturing expenses have been recorded as research and development expenses.

    Research and development expenses totaled $22.0 million for the three months ended March 31, 2001 compared to $14.7 million for the comparable period in 2000. The increase in research and development expenses in 2001 is primarily due to increased clinical testing of our various products under development, development costs for ZEVALIN, personnel expenses and expansion of our facilities. We expect to continue incurring substantial manufacturing-related expenses as we have begun using our manufacturing capacity for production of pre-commercial inventory of ZEVALIN antibodies and production of other proteins for clinical trials. In the future we expect to continue incurring substantial additional research and development expenses due to:

  •
  completion of our primary development program for ZEVALIN;

  •
  the expansion or addition of research and development programs;

  •
  technology in-licensing;

  •
  regulatory-related expenses;

  •
  facilities expansion; and

  •
  preclinical and clinical testing of our various products under development.

    Selling, general and administrative expenses totaled $11.1 million for the three months ended March 31, 2001 compared to $6.1 million for the comparable period in 2000. Selling, general and administrative expenses increased in 2001 primarily due to increased marketing and administrative expenses related to the potential commercialization of ZEVALIN, sales expenses to support Rituxan and general increases in general and administrative expenses to support overall organizational growth. Selling, general and administrative expenses are expected to increase in the foreseeable future to support the following:

  •
  expanded growth of our sales force;

  •
  marketing and administration related to the potential commercialization of ZEVALIN;

  •
  manufacturing capacity;

  •
  clinical trials; and

  •
  research and development.

    Interest income totaled $11.5 million for the three months ended March 31, 2001 compared to $3.6 million for the comparable period in 2000. The increase in interest income in 2001 is primarily due to higher average balances in cash, cash equivalents and securities available-for-sale resulting from the sale of 7.8 million shares of common stock in November 2000, cash provided by operations and higher interest rates realized on our cash, cash equivalents and securities available-for-sale. In the future, we expect the interest rate earned on our portfolio to decrease due to the recent decrease in overall interest rates.

    Interest expense totaled $1.8 million for the three months ended March 31, 2001 compared to $1.7 million for the comparable period in 2000. The increase in interest expense in 2001 is primarily due to noncash interest charges relating to the Notes offering in February 1999. Interest expense is expected to increase in the future due to interest charges from the Notes.

    Our effective tax rate for the three months ended March 31, 2001 was approximately thirty seven percent compared to seventeen percent in 2000. Our effective tax rate for the three months ended March 31, 2001 increased primarily due to the utilization of net operating loss carryforwards for financial reporting purposes in prior years. Our effective tax rate for 2000 results from the utilization of net operating loss carryforwards and the reduction of the valuation allowance against the related deferred tax assets. Our net operating loss carryforwards available to offset future taxable income at December 31, 2000 were approximately $211.0 million for federal income tax purposes and begin to expire in 2006. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate this annual limitation to result only in a slight deferral in the utilization of our net operating loss carryforwards and tax credits. We expect that our effective tax rate in the future will continue to be closer to the maximum statutory tax rate.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operating and capital expenditures since inception principally through the sale of equity securities, commercialization of Rituxan, license fees, contract revenues, lease financing transactions, debt financing transactions and interest income. We expect to finance our current and planned operating requirements principally through cash on hand, anticipated funds from our copromotion arrangement with Genentech and with funds from existing collaborative agreements and contracts which we believe will be sufficient to meet our operating requirements for the foreseeable future. Existing collaborative research agreements and contracts, however, could be canceled by the contracting parties. In addition, we may, from time to time seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. There can be no assurance that additional funds will be obtained through these sources on acceptable terms, if at all. Should we not enter into any such arrangements, we anticipate our cash, cash equivalents and securities available-for-sale, together with the existing agreements and contracts and cash generated from our copromotion arrangement with Genentech, will be sufficient to finance our currently anticipated needs for operating and capital expenditures for the foreseeable future. If adequate funds are not available from the copromotion arrangement, operations or additional sources of financing, our business could be harmed. Our working capital and capital requirements will depend upon numerous factors, including:

  •
  the continued commercial success of Rituxan;

  •
  the progress of our preclinical and clinical testing;

  •
  fluctuating or increasing manufacturing requirements and research and development programs;

  •
  timing and expense of obtaining regulatory approvals;

  •
  levels of resources that we devote to the development of manufacturing, sales and marketing capabilities, including resources devoted to the potential commercial launch of ZEVALIN;

  •
  technological advances;

  •
  status of competitors; and

  •
  our ability to establish collaborative arrangements with other organizations.

    Until required for operations, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, United States government instruments and other readily marketable debt instruments in accordance with our investment policy.

    At March 31, 2001, we had $781.2 million in cash, cash equivalents and securities available-for-sale compared to $750.5 million at December 31, 2000. Sources of cash, cash equivalents and securities available-for-sale during the three months ended March 31, 2001, included $32.8 million from operations and $5.7 million from the issuance of common stock under employee stock option and purchase plans. Uses of cash, cash equivalents and securities available-for-sale during the three months ended March 31, 2001, included $5.1 million used to purchase capital equipment.

    In September 2000, we purchased a 60-acre site in Oceanside for approximately $18.9 million in cash. We plan to build a large-scale manufacturing facility at the location, which we anticipate using to commercialize our products currently in clinical trials. Additional costs we expect to incur in connection with this facility include design, development and construction costs, as well as the purchase and installation of equipment and furnishings for the facility. We estimate these costs at $300 to $400 million over a four-year period. We expect to pay for these costs in part through our existing cash on hand and in part from our working capital. We also presently intend to finance this facility through a structured financing which will likely involve using cash on hand as collateral. In the first quarter of 2001, we began preliminary site preparations for the first phase of development, which is anticipated to be approximately 300,000 square feet. The first phase of the new facility in Oceanside is anticipated to be completed in early 2004. We expect the facility to be operating by the end of 2005. This expansion will allow us to better control the manufacture of our products, reducing our reliance on contract manufacturers, as well as to reduce commercial risk.

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

    In September 1997, we entered into a development and license agreement with Cytokine Pharmasciences, Inc. Under the terms of the development and license agreement with CPI, we may make payments to CPI totaling up to $10.5 million plus a share of future royalty and development milestone payments received by us from third parties, subject to attainment of product development milestone objectives, of which $3.5 million has been paid through March 31, 2001.

FORWARD-LOOKING INFORMATION AND RISK FACTORS
THAT MAY AFFECT FUTURE RESULTS

    This Form 10-Q contains forward-looking statements based on our current expectations. You should be aware that these statements are projections or estimates as to future events, and actual results may differ materially.

    In addition to the other information contained in this Form 10-Q, you should consider the following risk factors which could affect our actual future results and could harm our business, financial condition and results of operations. The risks and uncertainties described below are not the only risks facing us and additional risks and uncertainties may also harm our business.

Our Revenues Rely Significantly on Rituxan Sales

    Our revenues currently depend largely upon continued sales of a single commercialized product, Rituxan. For the quarter ended March 31, 2001, 86% of our revenues were derived from our Rituxan copromotion arrangement with Genentech. We cannot be certain that Rituxan will continue to be accepted in the United States or in any foreign markets or that Rituxan sales will continue to increase. A number of factors may affect the rate and level of market acceptance of Rituxan, including:

  •
  the perception by physicians and other members of the healthcare community of its safety and efficacy or that of competing products, if any;

  •
  the effectiveness of our and Genentech's sales and marketing efforts in the United States and the effectiveness of Roche's sales and marketing efforts outside the United States;

  •
  unfavorable publicity concerning Rituxan or similar drugs;

  •
  its price relative to other drugs or competing treatments;

  •
  the availability and level of third-party reimbursement; and

  •
  regulatory developments related to the manufacture or continued use of Rituxan.

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

Our Operating Results Are Subject to Significant Fluctuations

    Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Fluctuation may result from a variety of factors, including:

  •
  our achievement of product development objectives and milestones;

  •
  demand and pricing for Rituxan;

  •
  timing and nature of contract manufacturing and contract research and development payments and receipts;

  •
  hospital and pharmacy buying decisions;

  •
  clinical trial enrollment and expenses;

  •
  research and development and manufacturing expenses;

  •
  physician acceptance of our products;

  •
  government or private healthcare reimbursement policies;

  •
  our manufacturing performance and capacity and that of our partners;

  •
  the amount and timing of sales orders of Rituxan by Genentech for customers in the United States and by Roche for customers outside the United States;

  •
  rate and success of product approvals;

  •
  timing of FDA approval, if any, of competitive products and the rate of market penetration of competing products;

  •
  collaboration obligations and copromotion payments we make or receive;

  •
  foreign currency exchange rates; and

  •
  overall economic conditions.

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

    The completion rate of clinical trials depends significantly upon the rate of patient enrollment. Factors that affect patient enrollment include:

  •
  size of patient population for the targeted disease;

  •
  eligibility criteria;

  •
  proximity of eligible patients to clinical sites;

  •
  clinical trial protocols; and

  •
  the existence of competing protocols, including competitive financial incentives for patients and clinicians, and existing approved drugs, including Rituxan.

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

We May be Unable to Develop and Commercialize New Products

    Our future results of operations will depend to a large extent upon our ability to successfully commercialize new products in a timely and competitive manner. As a result, we must continue to develop, test and manufacture new products and must meet regulatory standards and obtain regulatory approvals for any new products. Our products currently in development may not receive the regulatory approvals necessary for marketing in a timely manner, if at all. We submitted a BLA for ZEVALIN on November 1, 2000. Additionally, a supplemental filing has been submitted by our third-party radioisotope supplier. In May 2001 we received a Complete Review Letter from the FDA regarding our ZEVALIN BLA. In the Complete Review Letter the FDA outlined additional information and analysis we must submit as a result of their review. We may not be able to address the FDA's questions in a timely, responsive and comprehensive manner, if at all. Moreover, the FDA may request additional information prior to final approval. The FDA may not approve our application in a timely manner, if at all, which would delay or preclude our ability to commercialize ZEVALIN in the United States.

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

We Have Limited Manufacturing Experience and Rely Heavily On Contract Manufacturers

    We rely heavily upon third-party manufacturers to manufacture significant portions of our products and product candidates. Our current manufacturing capacity is limited. Our manufacturing experience to date has been limited to the production of preclinical and clinical quantities of product candidates and to approximately three years of commercial production of bulk Rituxan. We have no fill/finish experience or capacity, and we do not have experience manufacturing in the field of chelates or radioisotopes, which are required for our production of ZEVALIN. Therefore, we rely entirely upon third parties for fill/finish services as well as the manufacture of product components. Consequently, we cannot ensure that either our manufacturing facilities or our ability to sustain ongoing production of our products will be able to meet our expectations. Nor can we be certain that we will be able to enter into satisfactory agreements with third party manufacturers or service providers. Our failure to enter into agreements with such manufacturers or fill/finish service providers on reasonable terms, if at all, or poor performance or coordination on our part or that of our third-party manufacturers or fill/finish service providers could harm our business.

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

    ZEVALIN has multiple components that require successful coordination among several third-party contract manufacturers and suppliers. We are currently negotiating with commercial contractors to meet our long-term manufacturing demands for fill/finish of ZEVALIN bulk product. We may not be able to reach agreement on reasonable terms, if at all, with our contract manufacturers and we may not be able to integrate and coordinate successfully our contract manufacturers and suppliers. In addition our contract manufacturers and suppliers are required to maintain compliance with cGMP. Their inability to receive and maintain FDA approval of their facilities could delay commercialization of ZEVALIN.

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

    In September 1999, an interference to determine priority of inventorship was declared in the United States Patent and Trademark Office between Dartmouth University's patent application, which has been exclusively licensed to us, and Columbia University's patent, which we believe has been exclusively licensed to Biogen, Inc., relating to anti-CD40L antibodies. A hearing on motions to determine the scope of the interference was held in April 2001 with a decision on the motions expected by summer 2001. We, along with other companies, have filed oppositions to a Japanese patent assigned to Immunex Corporation relating to anti-CD40L antibodies. We are also aware that oppositions have been filed in the European Patent Office to granted European applications that have been licensed to us. Each of these applications contain claims relating to the use of anti-CD40L antibodies as a therapeutic. Also, we are aware of an opposition that was filed to a granted European patent application which names us as the applicant and which relates to PROVAX and therapeutic use thereof. If the outcome of the interference or any of the oppositions is adverse, in whole or in part, it could result in the scope of some or all of the granted claims being limited, some or all of the granted claims being lost, the granted patent application not proceeding to a patent or, our competitors having patent claims that may be asserted against us.

    We are aware of several third-party patents and patent applications, to the extent they issue as patents, that if successfully asserted against us, may adversely affect our ability to make, use, offer to sell, sell and import our products. These third-party patents and patent applications may include:

  •
  three U.S. patents assigned to Glaxo SmithKline plc, or Glaxo, and foreign counterparts relating to therapeutic uses of CHO-glycosylated human chimeric, CDR-grafted or bi-specific antibodies;

  •
  two U.S. patents assigned to Glaxo and foreign counterparts relating to chelator-stabilized antibody preparations;

  •
  two U.S. patents assigned to Glaxo and foreign counterparts directed to methods of growing CHO cells in media that is free from components obtained directly from an animal source;

  •
  three U.S. patents assigned to Coulter Pharmaceutical, Inc. and the Regents of the University of Michigan; one that relates to compositions comprising radiolabeled antibodies directed to CD20 antigen which are administered at nonmyelosuppressive doses; a second which relates to methods of treating lymphoma with anti-CD20 antibodies in combination with an anti-CD20 radiolabeled antibody, an apoptosis-inducing agent, external beam radiation, or a chemotherapeutic agent; and a third directed to methods of treating lymphoma comprising imaging the distribution of a radiolabeled anti-CD20 antibody followed by the administration of radiolabeled antibodies directed to the CD20 antigen in non myelo suppressive doses.

  •
  a U.S. patent and foreign counterparts filed by Bristol-Myers Squibb Company that relate to ligands to a B7.1 antigen;

  •
  two U.S. patents assigned to Columbia University and a Japanese patent assigned to Immunex, which we believe have been exclusively licensed to Biogen, related to monoclonal antibodies to the 5C8 antigen found on T cells and methods of their use. We believe the 5C8 antigen and CD40L, the target for our IDEC-131 antibody, are both expressed on the surface of activated T cells; and

  •
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

    On May 28, 1999, Glaxo filed a patent infringement lawsuit against Genentech. On September 14, 2000, Glaxo filed a second patent infringement lawsuit against Genentech. These suits assert that the manufacture, use, and sale of Rituxan infringes U.S. patents owned by Glaxo. The trial for the first of these suits concluded on May 4, 2001 with the jury unanimously finding that Rituxan does not infringe patents held by Glaxo. The jury also unanimously found that all of the patent claims that Glaxo asserted against Genentech were invalid. Glaxo may elect to appeal the jury's verdict. The judge has scheduled the trial for the second suit to begin January 25, 2002. To date we have not been named in either of these suits.

    If Glaxo were to prevail in the second suit or on appeal of the first suit, it could seek a variety of remedies, including seeking damages for past sales, requiring Genentech to obtain a license from Glaxo or obtaining an injunction against the sale of Rituxan. Because we rely on sales of Rituxan for substantially all of our revenue, an injunction would significantly harm our business. Further, if Genentech were required to obtain a license from Glaxo, our operating results in a particular quarter could be harmed as a result of any payment required for past royalties. Additionally, our long-term profitability could be harmed by reduced profit sharing under our collaboration agreement with our partner Genentech as a result of future royalties and other payments to Glaxo.

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

    Obtaining FDA approval involves the submission, among other information, of the results of preclinical and clinical studies on the product, and requires substantial time, effort and financial resources. Before approval of an NDA or BLA, the FDA will also perform prelicensing inspections of our facility and our contract manufacturers, suppliers and fill/finish providers facilities to determine compliance with cGMP. For example, as part of the FDA Complete Review Letter received for ZEVALIN in May 2001, the FDA indicated that it will establish an independent schedule for pre-approval inspection of our ZEVALIN radioisotope supplier and fill/finish provider. Our failure or the failure of our partners, contract manufacturers or suppliers, in particular our radioisotope supplier or fill/finish provider, to meet FDA requirements would delay or preclude our ability to sell ZEVALIN which would harm our business.

    Even assuming FDA approval, we, as well as our partners, contract manufacturers and suppliers, are subject to numerous FDA requirements covering, among other things, testing, manufacturing, quality control, labeling and continuing promotion of drugs, and to government inspection at all times. Failure to meet or comply with any rules, regulations or restrictions of the FDA or other agencies could result in:

  •
  fines;

  •
  unanticipated expenditures;

  •
  product delays;

  •
  non-approval or recall;

  •
  interruption of production; and

  •
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

Future Transactions May Harm Our Business or the Market Price of Our Securities

    We regularly review potential transactions related to technologies, products or product rights and businesses complementary to our business. These transactions could include:

  •
  mergers;

  •
  acquisitions;

  •
  strategic alliances;

  •
  off-balance sheet financings;

  •
  licensing agreements; and

  •
  copromotion agreements.

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

  •
  governmental regulation of our manufacturing facility, specifically, FDA approvals required for the commercial manufacture of our products currently in clinical trials;

  •
  public opinion regarding the impact of the facility on nearby communities;

  •
  construction delays, including obtaining necessary governmental approvals and permits;

  •
  cost overruns;

  •
  delays in design, shipment and installation of equipment for our facility;

  •
  other unforeseeable factors inherent in the construction process; and

  •
  obtaining financing we may need to complete the facility.

    Even if we are able to successfully develop this manufacturing facility, we may not be able to do so in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs.

Volatility of Our Stock Price

    The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the market price of our common stock fluctuated between $19.00 per share and $75.25 per share during the twelve months ended April 30, 2001. The market price of our common stock will likely continue to fluctuate due to a variety of factors, including:

  •
  material public announcements;

  •
  the announcement and timing of new product introductions by us or others;

  •
  technical innovations or product development by us or our competitors;

  •
  regulatory approvals or regulatory issues;

  •
  developments relating to patents, proprietary rights and orphan drug status;

  •
  actual or potential clinical results with respect to our products under development or those of our competitors;

  •
  political developments or proposed legislation in the pharmaceutical or healthcare industry;

  •
  economic and other external factors, disaster or crisis;

  •
  hedge and/or arbitrage activities by holders of our convertible notes;

  •
  period-to-period fluctuations in our financial results; and

  •
  market trends relating to or affecting stock prices throughout our industry, whether or not related to results or news regarding us or our competitors.

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

    If we undergo events constituting a change of control prior to February 16, 2004, we will be obligated to repurchase all our outstanding Notes at the option of the holder. We may not have sufficient funds at that time or may not be able to raise sufficient funds to make these repurchases.

Our Convertible Notes Leverage Us Considerably

    As a result of issuing our Notes in February 1999, we raised approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million, by incurring indebtedness of $345.0 million at maturity in 2019. As a result of this indebtedness, our principal and interest obligations increased substantially. The degree to which we are leveraged could harm our ability to obtain future financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control. The holders of the Notes may require us to purchase the Notes on February 16, 2004, 2009, 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase. We have the option to repay our Notes plus accrued original issue discount in cash, our common stock or a combination thereof. We have the right to redeem the notes on or after February 16, 2004.

    In addition, in the event of our insolvency, bankruptcy, liquidation, reorganization, or dissolution or upon our default in payment with respect to any indebtedness or an event of default with respect to such indebtedness resulting in the acceleration thereof, our assets will be available to pay the amounts due on our Notes only after all our senior indebtedness has been paid in full. Moreover, holders of common stock would only receive the assets remaining after payment of all indebtedness and preferred stock, if any.

We Have Adopted Several Anti-takeover Measures and Our Convertible Notes May Have A Further Anti-takeover Effect

    We have taken a number of actions that could discourage a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example, we reincorporated into Delaware, which subjects us to Section 203 of the Delaware General Corporation Law, providing that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in the code section. In addition, we have adopted a stockholder rights plan that would cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors. In addition, our board of directors has the authority to issue, without vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock. Although we currently have 148,014 shares of non-voting convertible preferred stock outstanding, which were convertible into 4,174,758 shares of common stock as of

March 31, 2001, the board of directors has no present intention of issuing any additional shares of preferred stock. However, the board of directors may issue additional series of preferred stock in the future. In addition, our copromotion arrangement with Genentech provides Genentech with the option to buy the rights to Rituxan in the event that we undergo a change of control, which may limit our attractiveness to potential acquirers.

    We are required by the terms of our Notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any Notes at the option of its holder and at a price equal to the issue price plus accrued original issue discount to the date of repurchase. This feature of our Notes may have an anti-takeover effect.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

    We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and the cost of our debt.

    At March 31, 2001, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio containing financial instruments in which the majority have original maturities of greater than three months but less than twenty-four months. These financial instruments, principally comprised of corporate obligations and to a lesser extent foreign and U.S. government obligations, are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical ten percent change in interest rates during the three months ended March 31, 2001, would have resulted in approximately a $1.1 million change in pretax income. We have not used derivative financial instruments in our investment portfolio.

    Our long-term debt totaled $131.0 million at March 31, 2001 and was comprised principally of the Notes. Our long-term debt obligations bear interest at a weighed average interest rate of 5.5%. Due to the fixed rate nature of the Notes, an immediate ten percent change in interest rates would not have a material effect on our financial condition or results of operations.

    Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make conversion of the Notes to common stock beneficial to the Notes holder. Conversion of the Notes would have a dilutive effect on our earnings per share and book value per common share.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Changes in Securities. None

Item 3. Defaults upon Senior Securities. None

Item 4. Submission of Matters to a Vote of Security Holders. None

Item 5. Other Information. None

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits referenced

Exhibit Number	Description
10.15*	Isotope Agreement between the Company and MDS Nordian Inc. as amended by a first amendment on January 21, 2000 and a second amendment on March 16, 2001.

  *
  Confidential treatment requested.

  (b)
  Reports on Form 8-K. None

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEC PHARMACEUTICALS CORPORATION
Date: May 15, 2001	By: /s/ William H. Rastetter William H. Rastetter Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Date: May 15, 2001	By: /s/ Phillip M. Schneider Phillip M. Schneider Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FORWARD-LOOKING INFORMATION AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
PART II—OTHER INFORMATION
Signatures