Form 10-Q
period 2001-09-30
IDEC PHARMACEUTICALS CORP / DE
filed 2001-11-14
CIK 875045

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

As of October 31, 2001 the Registrant had 152,508,055 shares of its common stock, $.0005 par value, issued and outstanding.

IDEC PHARMACEUTICALS CORPORATION
FORM 10-Q—QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
		Restated		Restated
Revenues:
Revenues from unconsolidated joint business	$68,525	$36,778	$175,155	$89,973
Contract revenues	1,090	4,400	4,597	13,992
License fees	—	1,625	11,250	4,875

Total revenues	69,615	42,803	191,002	108,840
Operating costs and expenses:
Manufacturing costs	—	—	—	2,134
Research and development	20,751	18,008	63,912	49,768
Selling, general and administrative	12,991	6,576	36,125	19,253

Total operating costs and expenses	33,742	24,584	100,037	71,155

Income from operations	35,873	18,219	90,965	37,685
Interest income, net	6,977	2,788	24,957	7,053

Income before income tax provision and cumulative effect of accounting change	42,850	21,007	115,922	44,738
Income tax provision	(15,893)	(3,609)	(43,005)	(7,718)

Income before cumulative effect of accounting change	26,957	17,398	72,917	37,020
Cumulative effect of accounting change, net of income tax benefit of $487	—	—	—	(9,263)

Net income	$26,957	$17,398	$72,917	$27,757

Basic earnings per share:
Before cumulative effect of accounting change	$0.18	$0.13	$0.49	$0.28
Cumulative effect of accounting change	—	—	—	(0.07)

Basic earnings per share	$0.18	$0.13	$0.49	$0.21

Diluted earnings per share:
Before cumulative effect of accounting change	$0.16	$0.11	$0.42	$0.24
Cumulative effect of accounting change	—	—	—	(0.06)

Diluted earnings per share	$0.16	$0.11	$0.42	$0.18

Shares used in calculation of earnings per share:
Basic	152,061	134,856	150,142	132,915
Diluted	167,394	158,628	181,278	157,497

    See accompanying notes to unaudited condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$440,927	$401,052
Securities available-for-sale	135,442	180,286
Contract revenue receivables, net	79	1,697
Due from related parties, net	62,464	41,753
Inventories	230	—
Prepaid expenses and other current assets	6,825	6,470

Total current assets	645,967	631,258
Long-term securities available-for-sale	254,811	169,188
Property and equipment, net	92,981	47,514
Investment and other assets	9,294	8,446

	$1,003,053	$856,406

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable	$—	$743
Accounts payable	1,726	1,737
Accrued expenses	20,369	16,071
Deferred revenue	350	4,494

Total current liabilities	22,445	23,045
Notes payable, less current portion	134,193	128,888
Deferred rent	2,852	2,752
Deferred taxes and other long-term liabilities	7,623	7,102
Commitments
Stockholders' equity:
Convertible preferred stock, $.001 par value	—	—
Common stock, $.0005 par value	76	73
Additional paid-in capital	747,600	680,602
Accumulated other comprehensive income net unrealized gains on securities available-for-sale, net of taxes	1,920	517
Retained earnings	86,344	13,427

Total stockholders' equity	835,940	694,619

	$1,003,053	$856,406

    See accompanying notes to unaudited condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine Months ended September 30,
	2001	2000
Cash flows from operating activities:
Net cash provided by operating activities	$103,259	$42,168

Cash flows from investing activities:
Purchase of property and equipment	(49,903)	(28,434)
Purchase of securities available-for-sale	(470,536)	(125,204)
Sales and maturities of securities available-for-sale	433,688	132,340

Net cash used in investing activities	(86,751)	(21,298)

Cash flows from financing activities:
Payments on notes payable	(743)	(1,117)
Proceeds from issuance of common stock	24,110	15,700

Net cash provided by financing activities	23,367	14,583

Net increase in cash and cash equivalents	39,875	35,453
Cash and cash equivalents, beginning of period	401,052	61,404

Cash and cash equivalents, end of period	$440,927	$96,857

    See accompanying notes to unaudited condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Summary of Significant Accounting Policies

    Basis of Presentation:  The information at September 30, 2001, and for the three and nine months ended September 30, 2001 and 2000, is unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2000.

    Inventories:  Inventories are stated at the lower of cost or market. Cost is determined in a manner that approximates the first-in, first-out, or FIFO method. Inventories at September 30, 2001 consist solely of raw materials.

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

    Cumulative Effect of Accounting Change (Restatement):  In the fourth quarter of 2000, we implemented the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101, effective as of January 1, 2000. SAB No. 101 established new guidelines in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 provides that nonrefundable up-front fees received under collaborative agreements be recorded as deferred revenue upon receipt and recognized as revenue over future periods. Prior to the implementation of SAB No. 101, we recognized certain nonrefundable up-front fees upon receipt as license fee revenue. The cumulative effect of this accounting change on years prior to 2000 resulted in a charge of $9,263,000 (net of a $487,000 income tax effect), of which $3,250,000 was recorded as deferred revenue as of December 31, 2000. For the nine months ended September 30, 2001, we recognized $3,250,000 of the related deferred revenue. The results for the three and nine months ended September 30, 2000 have been restated to reflect the adoption of SAB No. 101 as of January 1, 2000 which resulted in $1,625,000 and $4,875,000 being recognized as license fee revenue for the three and nine months ended September 30, 2000, respectively. This accounting change is directly related to the $13,000,000 up-front license fee received from Schering Aktiengesellschaft and recognized as license fee revenue in 1999.

    Earnings Per Share:  Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per share excludes the dilutive effects of options and other convertible securities compared to diluted earnings per share which reflects the potential dilution of options and other convertible securities that could share in our earnings. Calculations of basic and diluted earnings per share use the weighted average number of shares outstanding during the period. All share and earnings per share amounts for the three and nine months ended September 30, 2000 have been restated to reflect our three-for-one stock split effected in January 2001.

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share data)
	2001	2000	2001	2000
Numerator:
Net income	$26,957	$17,398	$72,917	$27,757
Adjustments for interest, net of income tax effect	—	—	3,434	—

Net income, adjusted	$26,957	$17,398	$76,351	$27,757
Denominator:
Weighted-average shares outstanding	152,061	134,856	150,142	132,915
Effect of dilutive securities:
Dilutive options	12,452	17,498	13,670	17,667
Convertible preferred	2,881	6,274	3,527	6,915
Convertible promissory notes due 2019	—	—	13,939	—

Dilutive potential common shares	15,333	23,772	31,135	24,582

Weighted-average shares and dilutive potential common shares	167,394	158,628	181,278	157,497

Basic earnings per share	$0.18	$0.13	$0.49	$0.21
Diluted earnings per share	$0.16	$0.11	$0.42	$0.18

    Excluded from the calculation of diluted earnings per share for the three months ended September 30, 2001 were 13,939,000 shares of common stock from the assumed conversion of our 20-year zero coupon subordinated convertible notes, or convertible promissory notes, and 2,871,000 shares of common stock from options because their effect is antidilutive. Excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2001 was 2,371,000 shares of common stock from options because their effect is antidilutive. Excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2000 was 13,939,000 shares of common stock from the assumed conversion of our convertible promissory notes and 213,000 shares of common stock from options for the nine months ended September 30, 2000 because their effect was antidilutive.

    Comprehensive Income:  Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as unrealized holding gains and losses on available-for-sale marketable securities, net of tax. Comprehensive income for the three months ended September 30, 2001 and 2000 was $28,047,000 and $17,720,000, respectively. Comprehensive income for the nine months ended September 30, 2001 and 2000 was $74,319,000 and $37,422,000, respectively.

Note 2. Related Party Arrangements

    In March 1995, we entered into a collaborative agreement with Genentech for the clinical development and commercialization of our anti-CD20 monoclonal antibody, Rituxan, for the treatment of certain B-cell non-Hodgkin's lymphomas. Under the agreement, we may be reimbursed by Genentech for other development and regulatory approval expenses under the terms of the collaborative agreement. Genentech may terminate this agreement for any reason, which would result in a loss of Genentech's Rituxan product rights.

    We copromote Rituxan in the United States with Genentech under a joint business arrangement whereby we receive a share of the pretax copromotion profits. In September 1999, we transferred all worldwide manufacturing responsibilities for bulk Rituxan to Genentech.

    Revenues from unconsolidated joint business for the three and nine months ended September 30, 2001 and 2000 consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Copromotion profits	$62,836	$32,761	$159,034	$74,979
Bulk Rituxan sales	—	—	—	2,078
Reimbursement of selling and development expenses	1,953	2,082	6,453	7,101
Royalty income on sales of Rituximab outside the U.S.	3,736	1,935	9,668	5,815

Total revenues from unconsolidated joint business	$68,525	$36,778	$175,155	$89,973

    Amounts due from related parties, net at September 30, 2001 and December 31, 2000 consist of the following (in thousands):

	2001	2000
Due from Genentech, copromotion profits	$60,318	$37,459
Due from Genentech, bulk Rituxan sales	—	2,047
Due from Genentech, selling and development expenses	2,119	2,221
Due from Roche	27	26

Total due from related parties, net	$62,464	$41,753

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

    In December 2000, the Food and Drug Administration, or FDA, accepted our filing of a Biological License Application, or BLA, seeking marketing approval for ZEVALIN™ (Ibritumomab Tiuxetan) radioimmunotherapy for the treatment of low grade, follicular, CD20-positive transformed, relapsed or refractory, B-cell non-Hodgkin's lymphoma, or NHL. In May 2001 we received a Complete Review Letter from the FDA regarding our ZEVALIN BLA. In the Complete Review Letter the FDA outlined additional information and analysis we were required to submit as a result of their review. The information requested related to two areas: Clinical and Chemistry, Manufacturing and Controls, or CMC. The FDA also requested imaging with indium-111 as a part of the ZEVALIN commercial protocol. If approved, we now expect to market ZEVALIN as one product which will be comprised of two components, an imaging component for use with indium-111 and a therapeutic component for use with yttrium-90.

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

    In September 2001, the Oncologic Drugs Advisory Committee, or ODAC, of the FDA recommended approval of ZEVALIN for the proposed treatment of rituximab-refractory follicular, B-cell NHL. Members of ODAC also recommended that the FDA consider approval of ZEVALIN for treatment of patients that are not rituximab-refractory; that is, patients with relapsed or refractory, low grade, follicular or CD20-positive transformed, B-cell NHL under the FDA's accelerated approval regulations. The recommendation of ODAC is not binding on the FDA.

    The FDA's request from their CMC review included, among other items, pre-approval inspections of our ZEVALIN radioisotope supplier and fill/finish provider. As a result of these inspections, we, along with our radioisotope supplier and fill/finish provider, were required to submit additional documentation and analysis to the FDA. In addition, our fill/finish provider, Catalytica Pharmaceuticals, Inc., a subsidiary of DSM N.V., is subject to a warning letter from the FDA with respect to current Good Manufacturing Practices, or cGMP, not specifically related to ZEVALIN. However, in order to manufacture ZEVALIN, Catalytica must address issues identified in the warning letter and subsequent inspections to the FDA's satisfaction and maintain compliance with cGMP. Catalytica is working with the FDA to implement the necessary improvements to resolve these issues. While we are providing support and consultation to Catalytica, the timing and nature of Catalytica's resolution of cGMP issues will depend on its ability to demonstrate to the FDA's satisfaction the quality and reliability of its manufacturing controls and procedures.

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

    In June 1998, Roche, our European marketing partner for Rituxan, was granted marketing authorization for Rituximab in all European Union countries. In May 2001, Roche submitted an application with the European Medicines Evaluation Agency for use of Rituximab in combination with standard chemotherapy, or CHOP, to treat patients with aggressive NHL. In October 2001, the European Committee for Proprietary Medicinal Products, or CPMP, issued a positive opinion recommending the granting of a marketing authorization for Rituximab for this treatment. While the CPMP's recommendation is not binding, its opinions usually serve as the basis for European Commission approvals. In June 2001, Zenyaku, our Japanese marketing partner for Rituxan, was granted marketing authorization for Rituxan in Japan. Rituxan is the trade name in the United States and Japan for the compound Rituximab. Outside the United States and Japan, Rituximab is marketed as MabThera. In this quarterly report, we refer to Rituximab, Rituxan and MabThera collectively as Rituxan, except where we have otherwise indicated.

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

    We have incurred increasing annual operating expenses and, with the commercialization of Rituxan and preparation for potential commercialization of ZEVALIN, we expect such trends to continue. Since our inception in 1985 through 1997, we incurred annual operating losses. Our ongoing profitability will be dependent upon the continued commercial success of Rituxan, product development, revenues from the achievement of product development objectives and licensing transactions. As of September 30, 2001, we had retained earnings of $86.3 million.

RESULTS OF OPERATIONS

    Revenues from unconsolidated joint business for the three and nine months ended September 30, 2001 and 2000, consist of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Copromotion profits	$62,836	$32,761	$159,034	$74,979
Bulk Rituxan sales	—	—	—	2,078
Reimbursement of selling and development expenses	1,953	2,082	6,453	7,101
Royalty income on sales of Rituximab outside the U.S.	3,736	1,935	9,668	5,815

Total revenues from unconsolidated joint business	$68,525	$36,778	$175,155	$89,973

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

    Rituxan net sales to third-party customers in the United States recorded by Genentech for the three and nine months ended September 30, 2001 amounted to $205.0 million and $553.0 million, respectively, compared to $115.5 million and $290.2 million for the comparable periods in 2000. This increase was primarily due to increased market penetration in treatments of B-cell NHL and chronic lymphocytic leukemia, or CLL.

    Our royalty revenue on sales of Rituximab outside the U.S. is based on Roche's end-user sales and is recorded with a one-quarter lag.

    Contract revenues for the three and nine months ended September 30, 2001 totaled $1.1 million and $4.6 million, respectively, compared to $4.4 million and $14.0 million for the comparable periods in 2000. The decrease in contract research revenues for the three and nine months ended September 30, 2001 is primarily the result of decreased funding under our collaboration and license agreements with Schering AG and Taisho Pharmaceuticals Co. Ltd. of Tokyo.

    License fees for the nine months ended September 30, 2001 totaled $11.3 million compared to $4.9 million for the comparable period in 2000. The increase in license fee revenue for the nine months ended September 30, 2001 is due to payments received from Eisai Co. Ltd. and Schering AG for the achievement of product development milestone objectives and the receipt of a $5.0 million milestone payment from Schering AG when the European Medicines Evaluation Agency accepted for filing the submission of a MAA for approval of ZEVALIN in Europe. License fees for the three and nine months ended September 30, 2000 is $1.6 million and $4.9 million, respectively, recognized as a result of our adoption of SAB No. 101. The results for the three and nine months ended September 30, 2000 have been restated to reflect the adoption of SAB No. 101 as of January 1, 2000. This accounting change is directly related to the $13.0 million up-front license fee received from Schering AG and recognized as license fee revenue in 1999.

    Contract revenues and license fees may vary from period to period and are, in part, dependent upon achievement of certain research and development objectives. The magnitude and timing of contract revenues and license fees may influence our achievement and level of profitability. We continue to pursue other collaborative and license arrangements; however, no assurance can be given that any such arrangements will be realized.

    There was no manufacturing costs recorded for the nine months ended September 2001 compared to $2.1 million for the comparable period in 2000. Our manufacturing costs recorded in 2000 relate to production of bulk Rituxan sold to Genentech and were recognized when Genentech accepted the bulk Rituxan inventory. The decrease in manufacturing costs from 2000 is due to the transfer of all worldwide manufacturing responsibilities for bulk Rituxan to Genentech in September 1999. The final lots of bulk Rituxan manufactured by us during the third quarter of 1999 were accepted by Genentech during the first quarter of 2000. Since the transfer of all worldwide manufacturing responsibilities for bulk Rituxan to Genentech, we have been using our manufacturing capacity for production of specification setting lots and pre-commercial inventory of ZEVALIN antibodies and production of other proteins for clinical trials. Those manufacturing expenses have been recorded as research and development expenses.

    Research and development expenses totaled $20.8 million and $63.9 million for the three and nine months ended September 30, 2001, respectively, compared to $18.0 million and $49.8 million for the comparable periods in 2000. The increase in research and development expenses in 2001 is primarily due to increased clinical testing of our various products under development, development costs for ZEVALIN, personnel expenses and expansion of our facilities. We expect to continue incurring substantial manufacturing-related expenses as we have begun using our manufacturing capacity for production of pre-commercial inventory of ZEVALIN antibodies and production of other proteins for clinical trials. In the future we expect to continue incurring substantial additional research and development expenses due to:

  •
  completion of our primary development program for ZEVALIN;

  •
  the expansion or addition of research and development programs;

  •
  technology in-licensing;

  •
  regulatory-related expenses;

  •
  the expansion of clinical manufacturing capabilities;

  •
  facilities expansion; and

  •
  preclinical and clinical testing of our various products under development.

    Selling, general and administrative expenses totaled $13.0 million and $36.1 million for the three and nine months ended September 30, 2001, respectively, compared to $6.6 million and $19.3 million for the comparable periods in 2000. Selling, general and administrative expenses increased in 2001 primarily due to increased marketing and administrative expenses related to the potential commercialization of ZEVALIN, sales expenses to support Rituxan and general increases in general and administrative expenses to support overall organizational growth. Selling, general and administrative expenses are expected to increase in the foreseeable future to support the following:

  •
  expanded growth of our sales force;

  •
  marketing and administration related to the potential commercialization of ZEVALIN;

  •
  manufacturing capacity;

  •
  clinical trials; and

  •
  research and development.

    Interest income totaled $8.8 million and $30.5 million for the three and nine months ended September 30, 2001, respectively, compared to $4.6 million and $12.4 million for the comparable periods in 2000. The increase in interest income in 2001 is primarily due to higher average balances in cash, cash equivalents and securities available-for-sale resulting from the sale of 7.8 million shares of common stock in November 2000 and cash provided by operations. Interest rate fluctuations can substantially effect the returns on our investments. The average interest rates earned on our investments for the three and nine months ended September 30, 2001 decreased from the average interest rates earned on our investments for the comparable periods in 2000 as a result of declining market interest rates.

    Interest expense totaled $1.8 million and $5.5 million for the three and nine months ended September 30, 2001, respectively, compared to $1.8 million and $5.3 million for the comparable periods in 2000. Interest expense in 2001 and 2000 is primarily due to noncash interest charges relating to the convertible promissory notes offering in February 1999.

    Our effective tax rate for the three and nine months ended September 30, 2001 was approximately 37% compared to 17% in 2000. Our effective tax rate for the three and nine months ended September 30, 2001 increased primarily due to the utilization in prior years of net operating loss carryforwards for financial reporting purposes. Our effective tax rate for 2000 results from the utilization of net operating loss carryforwards and the reduction of the valuation allowance against the related deferred tax assets. Our net operating loss carryforwards available to offset future taxable income at December 31, 2000 were approximately $211.0 million for federal income tax purposes and begin to expire in 2006. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate this annual limitation to result only in a slight deferral in the utilization of our net operating loss carryforwards and tax credits. We expect that our effective tax rate in the future will continue to be closer to the maximum statutory tax rate.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operating and capital expenditures since inception principally through sales of equity securities, profits from our copromotion arrangement with Genentech related to the sales of Rituxan, license fees, contract revenues, lease financing transactions, debt financing transactions and interest income. We expect to finance our current and planned operating requirements principally through cash on hand, anticipated funds from our copromotion arrangement with Genentech and with funds from existing collaborative agreements and contracts. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. Existing collaborative research agreements and contracts, however, could be canceled by the contracting parties. In addition, we may, from time to time seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. Additional funds may not be obtainable through these sources on acceptable terms. If adequate funds are not available from the copromotion arrangement, operations or additional sources of financing, our business could be harmed. Our working capital and capital requirements will depend upon numerous factors, including:

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

    At September 30, 2001, we had $831.2 million in cash, cash equivalents and securities available-for-sale compared to $750.5 million at December 31, 2000. Sources of cash, cash equivalents and securities available-for-sale during the nine months ended September 30, 2001 included $103.3 million from operations and $24.1 million from the issuance of common stock under employee stock option and purchase plans. Uses of cash, cash equivalents and securities available-for-sale during the nine months ended September 30, 2001 included $49.9 million used to purchase land and capital equipment.

    In September 2001, we purchased approximately 42.6 acres in San Diego for a proposed corporate headquarters and research and development campus. Additional costs we expect to incur in connection with this campus include design, development and construction costs, as well as the purchase and installation of equipment and furnishings for the campus. We estimate these costs at approximately $100 million over a two-year period. We expect to pay for these costs in part from our working capital and we presently intend to finance the remaining costs for this campus through an off balance sheet lease arrangement that will likely involve using cash on hand as collateral. We cannot assure you that lease financing for this campus will be obtained on acceptable terms, if at all. In the third quarter of 2001, we began preliminary site engineering preparations for the campus, which could potentially expand to over 750,000 square feet of facilities. The first phase of construction is expected to be completed in late 2003.

    In September 2000, we purchased a 60-acre site in Oceanside, California for approximately $18.9 million in cash. We plan to build a large-scale manufacturing facility at the location, which we anticipate using to commercialize our products currently in clinical trials if they are approved by the FDA. Additional costs we expect to incur in connection with this facility include design, development, construction, validation and start-up costs, as well as the purchase and installation of equipment and furnishings for the facility. We estimate these costs at $300 to $400 million over a four-year period. We expect to pay for these costs in part from our working capital and we presently intend to finance the remaining costs for this facility through an off balance sheet lease arrangement that will likely involve using cash on hand as collateral. We cannot assure you that lease financing for this facility will be obtained on acceptable terms, if at all. In the first quarter of 2001, we began preliminary site engineering preparations for the first phase of development, which is anticipated to be approximately 300,000 square feet. The new facility in Oceanside is anticipated to be completed in early 2004. We expect the facility to be operating by the end of 2005. This expansion will allow us to better control the manufacture of our products, reducing our reliance on contract manufacturers, as well as to reduce commercial risk.

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

    In September 1997, we entered into a development and license agreement with Cytokine Pharmasciences, Inc. under which we may make payments to them totaling up to $10.5 million plus a share of future royalty and development milestone payments received by us from third parties, subject to attainment of product development milestone objectives, of which $3.5 million has been paid through September 30, 2001.

NEW ACCOUNTING STANDARDS

    In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141, "Business Combinations," or Statement No. 141, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or Statement No. 142, which supersedes Accounting Principles Board Opinion 17, "Intangible Assets." Statement No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. Under Statement No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are tested at least annually for impairment. It is not anticipated that the financial impact of these statements will have a material effect on our condensed consolidated financial statements.

    In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," or Statement No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the assets. We are required and plan to adopt the provisions of Statement No. 143 effective January 1, 2003. It is not anticipated that the financial impact of this statement will have a material effect on our condensed consolidated financial statements.

    In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or Statement No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. While Statement No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of Accounting

Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," or Opinion No. 30, for the disposal of a segment of a business. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. It is not anticipated that the financial impact of this statement will have a material effect on our condensed consolidated financial statements.

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

Our Revenues Rely Significantly on Rituxan Sales

    Our revenues currently depend largely upon continued sales of a single commercialized product, Rituxan. For the three and nine months ended September 30, 2001, 98% and 92%, respectively, of our revenues were derived from our Rituxan copromotion arrangement with Genentech. We cannot be certain that Rituxan will continue to be accepted in the United States or in any foreign markets or that Rituxan sales will continue to increase. A number of factors may affect the rate and level of market acceptance of Rituxan, including:

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

    For example, we submitted a BLA for ZEVALIN on November 1, 2000. Additionally, a supplemental filing has been submitted by our third-party radioisotope supplier. In May 2001, we received a Complete Review Letter from the FDA regarding our ZEVALIN BLA, requesting additional information and analysis. On July 9, 2001, we submitted documentation and analysis to the FDA in response to the Complete Review Letter. We cannot be sure that the FDA will approve our BLA in a timely manner, if at all.

    The FDA may request additional information and analysis of previously submitted information prior to final approval of ZEVALIN. In addition, the FDA must approve the labeling and package insert for ZEVALIN prior to commercialization. Moreover, the FDA has conducted pre-approval inspections of our radioisotope supplier and fill/finish provider. Our failure or the failure of our radioisotope supplier or fill/finish provider to meet FDA requirements, including those noted during FDA inspections, would delay or preclude us from selling ZEVALIN, which would harm our business.

    The development and approval process is time-consuming and costly, and we cannot be certain that any of our products, if and when developed and approved, will be successfully commercialized or competitive in the marketplace. Delays or unanticipated costs in any part of the process, or our inability to obtain regulatory approval for or effectively commercialize our products, especially ZEVALIN, could harm our business.

We Have Limited Manufacturing Experience and Rely Heavily On Contract Manufacturers

    We rely heavily upon third-party manufacturers to manufacture significant portions of our products and product candidates. Our current manufacturing capacity is limited. Our manufacturing experience to date has been limited to the production of preclinical and clinical quantities of product candidates and to approximately three years of commercial production of bulk Rituxan. We have no fill/finish experience or capacity, and we do not have experience manufacturing in the field of chelates or radioisotopes, which are required for our production of ZEVALIN. Therefore, we rely entirely upon third parties for fill/finish services as well as the manufacture of product components. Consequently, we cannot ensure that either our manufacturing facilities or our ability to sustain ongoing production of our products will be able to meet our expectations. If our current third-party manufacturers or service providers fail to meet our expectations, we cannot be certain that we will be able to enter into satisfactory agreements with other third-party manufacturers or service providers. Poor performance or coordination on our part or that of our third-party manufacturers or fill/finish service providers could harm our business.

    ZEVALIN has multiple components that require successful coordination among several third-party contract manufacturers and suppliers. We may not be able to integrate and coordinate successfully our contract manufacturers and suppliers. In addition, our contract manufacturers and suppliers are required to maintain compliance with cGMP and are subject to inspections by the FDA to confirm this compliance. Their inability to demonstrate ongoing cGMP compliance and produce ZEVALIN components could delay commercialization of ZEVALIN and impact our ability to meet our worldwide supply obligations. For example, if Catalytica is not able to timely resolve the cGMP issues raised in its warning letter and in subsequent inspections to the satisfaction of the FDA, approval and/or commercialization of ZEVALIN could be delayed.

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

    We are converting our current manufacturing facility to a multi-product facility. From this facility, we have manufactured and will continue to manufacture our own commercial requirements of the antibody for ZEVALIN upon the receipt of approval, if any, from the FDA to manufacture and market the antibody. We cannot be certain that our manufacturing performance will meet our expectations. Also, we may not receive all necessary regulatory approvals for a multi-product facility, or, even if we do receive these approvals, they may not be obtained within our budgeted time and expense estimations. Our inability to receive FDA approval of our manufacturing facility for ZEVALIN would harm our ability to timely produce commercial supplies of the ZEVALIN antibody. To the extent we cannot produce our own biologics, we will need to rely on third-party manufacturers, of which there are only a limited number capable of manufacturing biologics products as contract suppliers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers.

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

    ZEVALIN, if approved, will be our first product to be marketed exclusively by us in the United States. We have no marketing support service experience and, therefore, we will be dependent on outside contractors to meet those needs. We rely upon a third-party logistics distributor to provide customer service, order entry, shipping, billing, customer reimbursement assistance and managed care sales support. We cannot be certain that the integration of these marketing support services can be successfully coordinated.

Our Industry is Intensely Competitive

    The biotechnology industry is intensely competitive and we may not be able to produce or acquire rights to new products with commercial potential. We compete with biotechnology and pharmaceutical companies that have been established longer than we have, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also compete in the development of technologies and processes and in acquiring personnel and technology from academic institutions, government agencies, and other private and public research organizations. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours. We are aware that a competitor, Corixa Corporation, formerly Coulter Pharmaceuticals, Inc., has filed a revised BLA for Bexxar, trademark, (tositumomab, Iodine I 131 tositumomab) a radiolabeled murine antibody product for the treatment of non-Hodgkin's lymphomas, which may compete with Rituxan and ZEVALIN, if approved. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphomas in development.

    We May be Unable to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third-Party Patents and We are Involved in Patent Litigation.

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

  •
  six U.S. patents assigned to Corixa Corporation (formerly Coulter Pharmaceutical, Inc.) and the Regents of the University of Michigan; two that relate to compositions comprising radiolabeled antibodies directed to CD20 antigen; a third which relates to methods of treating lymphoma with anti-CD20 antibodies in combination with an anti-CD20 radiolabeled antibody, an apoptosis-inducing agent, external beam radiation, or a chemotherapeutic agent; a fourth directed to methods of treating lymphoma comprising imaging the distribution of a radiolabeled anti-CD20 antibody followed by the administration of radiolabeled antibodies directed to the CD20 antigen in non myelo-suppressive doses; and the fifth and sixth are directed to methods for establishing optimal radiation doses in the radiotheraputic treatment of disease.

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

    For example, on September 10, 2001, we filed a complaint against GlaxoSmithKline and another complaint against Corixa Corporation, Coulter Pharmaceutical, Inc., and the Regents of the University

of Michigan, in federal court in the southern district of California. We are seeking declaratory judgment that Zevalin, our radiolabeled antibody for which we are currently seeking approval for use in the treatment of lymphoma, does not infringe patents held by the defendants and/or that such patents are invalid. On September 12, 2001, Corixa, Coulter and GlaxoSmithKline filed a lawsuit against us in federal court in the district of Delaware alleging that Zevalin infringes their patents. The lawsuit against us seeks to permanently enjoin us from commercializing Zevalin. The plaintiffs are also seeking compensatory and statutory damages. We intend to vigorously prosecute and defend these lawsuits.  However, it is not possible to predict or determine the outcome of this litigation and accordingly there can be no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our business.

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

    If it were ultimately determined that our claimed intellectual property rights are unenforceable, or that our use of our products infringes on the rights of others, we may be required or may desire to obtain licenses to patents and other intellectual property held by third parties to develop, manufacture and market our products. We may not be able to obtain these licenses on commercially reasonable terms, if at all, and any licensed patents or intellectual property that we may obtain may not be valid or enforceable. In addition, the scope of intellectual property protection is subject to scrutiny and challenge by courts and other governmental bodies. Litigation and other proceedings concerning patents and proprietary technologies can be protracted, expensive and distracting to management and companies may sue competitors as a way of delaying the introduction of competitors' products. Any litigation, including any interference proceeding to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time-consuming and could harm our business.

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

    Even assuming FDA approval, we, as well as our partners, contract manufacturers and suppliers, are subject to numerous FDA requirements covering, among other things, testing, manufacturing, quality control, labeling and continuing promotion of drugs, and to government inspection at all times. Failure to meet or comply with any rules, regulations or restrictions of the FDA or other agencies could result in:

  •
  fines;

  •
  unanticipated expenditures;

  •
  product delays;

  •
  non-approval or product recall or seizure;

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

Volatility of Our Stock Price

    The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the market price of our common stock fluctuated between $32.63 per share and $75.00 per share during the eight months ended October 31, 2001. The market price of our common stock will likely continue to fluctuate due to a variety of factors, including:

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

We Face Increased Energy Costs and May Face Power Outages as a Result of the Energy Crisis Currently Being Experienced in California

    In late 2000, and continuing into 2001, the State of California has been subject to a deterioration in the ability of major utilities to provide energy for State's needs. Throughout California, the crisis has resulted in "rolling blackouts" where certain areas are not provided with any electricity for periods of up to two hours. To date the most immediate impact has been the significant increase in power rates for most users, including us. In addition, the loss of electrical power of "blackouts" for any significant periods could harm our ability to manufacture the clinical and commercial requirements of our products, including the ZEVALIN antibody, and could result in significantly higher manufacturing costs.

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

We Have Adopted Several Anti-takeover Measures and Our Convertible Promissory Notes May Have A Further Anti-takeover Effect

    We have taken a number of actions that could discourage a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example, we reincorporated into Delaware, which subjects us to Section 203 of the Delaware General Corporation Law, providing that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in the code section. In addition, we have adopted a stockholder rights plan that was amended and restated as of July 26, 2001 that would cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors. In addition, our board of directors has the authority to issue, without vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock. Although we currently have 48,014 shares of non-voting convertible preferred stock outstanding, which were convertible into 2,880,840 shares of common stock as of September 30, 2001, the board of directors has no present intention of issuing any additional shares of preferred stock. However, the board of directors may issue additional series of preferred stock in the future. In addition, our copromotion arrangement with Genentech provides Genentech with the option to buy the rights to Rituxan in the event that we undergo a change of control, which may limit our attractiveness to potential acquirers.

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

    At September 30, 2001, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio containing financial instruments in which the majority have original maturities of greater than three months but less than twenty-four months. These financial instruments, principally comprised of corporate obligations and to a lesser extent foreign and U.S. government obligations, are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical ten percent change in interest rates during the nine months ended September 30, 2001, would have resulted in approximately a $3.0 million change in pretax income. We have not used derivative financial instruments in our investment portfolio.

    Our long-term debt totaled $134.2 million at September 30, 2001 and was comprised solely of the convertible promissory notes. Our long-term debt obligation bears interest at a weighed average interest rate of 5.5%. Due to the fixed rate nature of the convertible promissory notes, an immediate ten percent change in interest rates would not have a material effect on our financial condition or results of operations.

    Underlying market risk exists related to an increase in our stock price or an increase in interest rates which may make conversion of the convertible promissory notes to common stock beneficial to the convertible promissory notes holder. Conversion of the convertible promissory notes would have a dilutive effect on our earnings per share and book value per common share.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

  (a)
  On September 10, 2001, we filed a complaint against GlaxoSmithKline and another complaint against Corixa Corporation, Coulter Pharmaceutical, Inc., and the Regents of the University of Michigan, in federal court in the Southern District of California. We are seeking declaratory judgment that Zevalin, our radiolabeled antibody for which we are currently seeking approval for use in the treatment of lymphoma does not infringe patents held by the defendants and/or that such patents are invalid. On September 12, 2001, Corixa, Coulter and GlaxoSmithKline filed a lawsuit against us in federal court in the district of Delaware alleging that Zevalin infringes their patents. The lawsuit against us seeks to permanently enjoin us from commercializing Zevalin. The plaintiffs are also seeking compensatory and special damages. We intend to vigorously prosecute and defend these lawsuits. However, it is not possible to predict or determine the outcome of this litigation and accordingly there can be no assurance that we will prevail. An unfavorable outcome could have a material adverse impact on our business.

    In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities. While the outcome of any such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any such existing matters would have a material adverse effect on our business or financial condition.

  (b)
  No material legal proceedings were terminated in the third quarter of 2001.

Item 2. Changes in Securities.

    None

Item 3. Defaults upon Senior Securities.

    None

Item 4. Submission of Matters to a Vote of Security Holders.

    None

Item 5. Other Information.

    None

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits referenced

Exhibit Number	Description
10.10*	Purchase and Sale Agreement and Escrow Instructions between San Dieguito Partnership, L.P. and IDEC Pharmaceuticals Corporation, dated July 17, 2001, and the First, Second and Third Amendments to the Purchase and Sale Agreement and Escrow Instructions dated August 17, 2001, August 24, 2001 and August 29, 2001, respectively.
10.11*	Supply Agreement between Catalytica Pharmaceuticals, Inc. and IDEC Pharmaceuticals Corporation dated August 8, 2001.
10.12*	Collaborative Development Agreement between IDEC Pharmaceuticals Corporation and Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc., dated September 21, 2001.
10.13	Amended and Restated IDEC Pharmaceuticals Corporation Deferred Compensation Plan dated September 5, 2001.

    * Confidential treatment requested as to certain portions of this agreement.

  (b)
  Reports on Form 8-K. None

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEC PHARMACEUTICALS CORPORATION

Date:	November 14, 2001	By:	/s/ William H. Rastetter
William H. Rastetter Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2001	By:	/s/ Phillip M. Schneider
Phillip M. Schneider Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

TABLE OF CONTENTS
  PART I—FINANCIAL INFORMATION Item 1. Financial Statements.
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