Form 10-K
period 2001-12-31
IDEC PHARMACEUTICALS CORP / DE
filed 2002-04-01
CIK 875045

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
 Common Stock, $0.0005 par value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        As of January 31, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $10,050,171,000. (Based upon the "closing" price as reported by The Nasdaq Stock Market on January 31, 2002). This number is provided only for the purposes of this report and does not represent an admission by either the Registrant or any such person as to the status of such person.

        As of January 31, 2002, the Registrant had 152,958,453 shares of its common stock, $0.0005 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 23, 2002 are incorporated by reference into Part III.

IDEC PHARMACEUTICALS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

PART I

Item 1. Business.

Overview

        IDEC Pharmaceuticals Corporation is a biopharmaceutical company engaged primarily in the research, development, manufacture and commercialization of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases. Our two commercial products, Rituxan® and ZEVALIN™ (ibritumomab tiuxetan), are for use in the treatment of certain B-cell non-Hodgkin's lymphomas, or B-cell NHLs. B-cell NHLs currently afflict approximately 300,000 patients in the United States. We are also developing products for the treatment of cancer and various autoimmune diseases, such as rheumatoid arthritis, psoriasis, allergic asthma and allergic rhinitis.

        In November 1997, Rituxan became the first monoclonal antibody approved by the U.S. Food and Drug Administration, or FDA, for a cancer therapy indication. Rituxan, marketed in the United States under a copromotion arrangement between us and Genentech, Inc., achieved U.S. net sales of $779.0 million in 2001, compared to $424.3 million in 2000, an increase of 84%. F. Hoffmann-La Roche Ltd. sells Rituxan under the trade name MabThera outside the United States, except in Japan where it continues development and copromotes Rituxan in collaboration with Zenyaku Kogyo Co. Ltd.

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

        Rituxan, which is delivered intravenously, is approved as a treatment of relapsed or refractory low-grade or follicular, CD20-positive, B-cell NHL. Typically treatment with Rituxan is given as four weekly intravenous infusions over a 22 day period compared to other available therapies such as chemotherapy, which is typically given in repeated cycles for four to eight months. Because of its proven benefits and safety profile, we believe that Rituxan is a strong candidate for combination therapy, and we are currently researching its possible uses in this role.

        In May 2001, we announced that the FDA approved a Supplemental Biological License Application, or sBLA, for Rituxan. The new product labeling allows for:

  •
  retreatment with Rituxan after a prior course of Rituxan therapy;

  •
  treatment with eight weekly infusions of Rituxan, as an alternative to the prior approved labeling of four weekly infusions; and

  •
  treatment of NHL patients with bulky disease (tumors greater than ten centimeters).

        The sBLA also amended our Rituxan Package Insert, or PI, to update safety information. In addition, a Dear Healthcare Provider letter was sent to physicians to enhance their understanding of adverse events that may be associated with Rituxan use.

        In June 1998, Roche, our European marketing partner for Rituxan, was granted marketing authorization for Rituximab in all European Union countries. In March 2002, the European Medicines Evaluation Agency, or EMEA, approved the use of Rituximab in combination with standard chemotherapy, or CHOP, to treat patients with aggressive NHL. In June 2001, Zenyaku, our Japanese marketing partner for Rituxan, was granted marketing authorization for Rituxan in Japan. Rituxan is the trade name in the United States and Japan for the compound Rituximab. Outside the United States, Canada and Japan, Rituximab is marketed as MabThera. In this Form 10-K, we refer to Rituximab, Rituxan and MabThera collectively as Rituxan, except where we have otherwise indicated.

        In February 2002, ZEVALIN became the first radioimmunotherapy approved by the FDA for the treatment of certain B-cell NHL's. ZEVALIN, which is delivered intravenously, is approved as a treatment for relapsed or refractory low-grade, follicular, or transformed B-cell NHL including patients with Rituxan refractory follicular NHL. We have retained all U.S. marketing and distribution rights to ZEVALIN and have granted marketing and distribution rights outside the U.S. to Schering Aktiengesellschaft. In January 2001, the EMEA accepted for filing the ZEVALIN Marketing Authorization Application, or MAA, submitted by Schering AG in the European Union. In March 2002, the "Summary of Product Characteristics" was approved by the European Committee for Proprietary Medicinal Products or CPMP for the treatment of adult patients with Rituximab relapsed or refractory CD20+ follicular B-cell NHL. The CPMP's final approval is pending and subject to the good manufacturing practices, or GMP, inspection at DSM Pharmaceuticals, Inc., formerly Catalytica Pharmaceuticals Inc.

        We also have four other antibodies in various stages of clinical development for treatment of autoimmune diseases and cancer:

  •
  Humanized Anti-CD40L (IDEC-131) is being developed as a treatment for autoimmune diseases and we have initiated three separate Phase II clinical trials with IDEC-131 in three different autoimmune indications. In January 2001, we initiated a Phase II study in patients with chronic, refractory immune thrombocytopenic purpura, or ITP, and a separate Phase II study in patients with moderate to severe psoriasis, a T-cell mediated disease. In September 2001, we began a Phase II study in Crohn's disease.

  •
  PRIMATIZED® Anti-CD80 (Anti-B7.1) (IDEC-114) is being developed as a treatment for psoriasis and NHL. This antibody has successfully completed a Phase I safety trial and a Phase I/II multiple dose clinical trial in psoriasis. In January 2001, we initiated two Phase II clinical trials with IDEC-114 in patients with moderate to severe psoriasis. In January 2002, we initiated a Phase I/II clinical trial with IDEC-114 in patients with relapsed or refractory follicular lymphoma.

  •
  PRIMATIZED Anti-CD4 (IDEC-151) is being developed as a treatment for rheumatoid arthritis. A Phase II trial of this antibody was initiated in August 2000 in combination with methotrexate in patients with moderate to severe rheumatoid arthritis. For this trial, we enrolled approximately 135 patients who were randomized to receive IDEC-151 plus methotrexate or placebo plus methotrexate.

  •
  PRIMATIZED Anti-CD23 (IDEC-152) is being developed as a treatment for allergic asthma and allergic rhinitis. We completed a 30-patient Phase I clinical test with IDEC-152 that demonstrated a favorable safety profile. In February 2002, we initiated a Phase I/II study in allergic asthma.

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

Diseases of the Immune System

        As with other cell types in the body, B cells and T cells may become malignant and develop into immune system tumors, such as B-cell NHLs. B-cell NHLs are cancers of the immune system which currently afflict approximately 300,000 patients in the United States. Treatment alternatives for B-cell NHL patients include chemotherapy, radiation therapy and, more recently, Rituxan and ZEVALIN. Rituxan is approved for use in low grade or follicular, relapsed or refractory CD20-positive B-cell NHL. ZEVALIN is approved for use in relapsed or refractory low grade, follicular, or transformed B-cell NHL, including patients with Rituxan refractory follicular NHL. B-cell NHLs are diverse with respect to prognosis and treatment, and are generally classified into one of three groups (low, intermediate or high grade) based on histology and clinical features. We estimate that approximately half of the 300,000 patients afflicted with B-cell NHL in the United States have low grade or follicular disease. Patients with low grade lymphomas have a fairly long life expectancy from the time of diagnosis, with a median survival of 6.6 years, despite the fact that low grade NHLs are almost always incurable. Intermediate grade and high grade lymphomas are more rapidly growing forms of these cancers which, in some cases, may be curable with early, aggressive chemotherapy. New diagnoses of NHLs in the United States are estimated to be 53,900 in 2002. In the United States, more than 85% of all non-Hodgkin's lymphomas are of B-cell origin; the remainder are of T-cell origin.

        Owing to the fluid nature of the immune system, B-cell lymphomas are usually widely disseminated and characterized by multiple tumors at various sites throughout the body upon first presentation. Treatment courses with chemotherapy or radiation therapy often result in a limited number of remissions for patients with B-cell lymphomas. The majority of patients in remission will relapse and ultimately die either from their cancer or from complications of conventional therapy. Fewer patients achieve additional remissions following relapse and those remissions are generally of shorter duration as the tumors become increasingly resistant to subsequent courses of chemotherapy. Therapeutic product development efforts for these cancers have focused on both improving treatment results and minimizing the toxicities associated with standard treatment regimens. Immunotherapies with manageable toxicity and demonstrated efficacy, such as Rituxan and ZEVALIN, might be expected to reduce treatment and hospitalization costs associated with side effects or opportunistic infections, which can result from the use of chemotherapy.

        Psoriasis, inflammatory bowel disease, or IBD, asthma, allergic rhinitis, rheumatoid arthritis, systemic lupus erythematosus, or SLE, ITP and multiple sclerosis, or MS, are autoimmune and inflammatory diseases that require ongoing therapy and afflict millions of patients in the United States. Autoimmune disease occurs when the patient's immune system goes awry, initiating a cascade of events which results in an attack by the patient's immune system against otherwise healthy tissue and often includes inflammation of the involved tissue. Autoimmune diseases are typically treated with products such as steroids and nonsteroidal anti-inflammatory agents. These therapies are limited for several reasons, including their lack of specificity and ineffectiveness when used chronically. Furthermore, steroids suppress the immune system and make the patient susceptible to infections while nonsteroidal, anti-inflammatory agents have limited efficacy and have been implicated in the formation of gastro-intestinal ulcerations.

Technology

        We are developing products for the management of immune system cancers and autoimmune and inflammatory diseases. Our antibody products bind to specific subsets of human immune system cells or to soluble mediators of immune cell activity, and act to deplete or to alter the activity of these cells. The products are administered intravenously and target cells or soluble mediators located in easily accessible compartments of the body, specifically the blood, the lymphatic fluid and the synovial fluid. For treatment of B-cell NHLs, our products target a cell surface marker known as CD20 which is present only on B cells but not on B-cell precursors. These products act to reduce total B-cell levels, including both malignant and normal B cells. The depletion of normal B cells observed in clinical experience to date has been only temporary, with regeneration occurring within months from the unaffected B-cell precursors. We believe that Rituxan provides therapeutic alternatives and can complement certain existing treatments of various B-cell NHLs. We also believe that our radioimmunotherapeutic agent, ZEVALIN, will provide an additional alternative for the treatment of certain B-cell NHLs.

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

        We have developed the following proprietary technologies for use with and in the development of our products:

        • PRIMATIZED Antibody Technology. We have developed a proprietary PRIMATIZED antibody technology designed to avoid HAMA responses and other immunogenicity problems by developing monoclonal antibodies from primate rather than mouse B cells. These antibodies are characterized by their strong similarity to human antibodies and by the absence of mouse components. In 1998, we were issued a U.S. patent covering our PRIMATIZED antibodies. Underlying this proprietary technology is our discovery that macaque monkeys produce antibodies that are structurally indistinguishable from human antibodies in their variable (antigen-binding) regions. Further, we found that the macaque monkey can be immunized to make antibodies that react with human, but not with macaque, antigens. Genetic engineering techniques are then used to isolate the portions of the macaque antibody gene that encode the variable region from a macaque B cell. This genetic material is combined with constant region genetic material from a human B cell and inserted into a host cell line which then expresses the desired antibody specific to the given antigen. The result is a part-human, part-macaque PRIMATIZED antibody which appears structurally to be so similar to human antibodies that it may be accepted by the patient's immune system as "self." This development allows the possibility of therapeutic intervention in chronic diseases or other conditions that are not amenable to treatment with antibodies containing mouse components. We are currently using our PRIMATIZED technology for the development of our IDEC-151, IDEC-152 and IDEC-114 product candidates.

        • PROVAX™ Antigen Formulation. We have also discovered a proprietary antigen formulation, PROVAX, which has shown the ability to induce cellular immunity, manifested by cytotoxic T lymphocytes, in animals immunized with protein antigens. Cellular immunity is a counterpart to antibody-based immunity and is responsible for the direct destruction of virally infected and malignant cells. PROVAX is a combination of defined chemical entities and may provide a practical means for the development of effective immunotherapies that act through the induction of both antibody and cell-mediated immunity. We believe these immunotherapies may be useful for the treatment of various cancers and viral diseases. Preliminary studies also indicate that PROVAX can be safely administered by injection to human subjects. We intend to make PROVAX available through licenses and collaborations to interested partners for development of immunotherapeutic vaccines.

        • Proprietary Vector Technologies. We have developed methods of engineering mammalian cell cultures using proprietary gene expression technologies, or vector technologies that rapidly and reproducibly select for stable cells, producing high levels of desired proteins. These technologies allow the efficient production of proteins at yields that are competitive with current commercial cell culture manufacturing methods. We have successfully applied one of these technologies to the commercial scale production of Rituxan.

Our Products and Product Candidates

        Rituxan, our first product, and ZEVALIN, our second product approved for marketing in the United States, as well as our other primary products under development, address immune system disorders, such as lymphomas, autoimmune and inflammatory diseases. In addition, we have discovered other product candidates through the application of our technology platform. The products either commercialized or in preclinical and clinical development by our partners and us are described in the following table. We have retained exclusive marketing rights in the United States for all of our products except Rituxan.

	Indication	Status	Development/Marketing Partners
Immune System Cancer Products:
Rituxan	Certain B-cell NHL's	U.S., European Union, and Japan: Approved	Genentech (U.S. copromotion) Roche (worldwide except U.S. and Japan) Zenyaku (Japan)
ZEVALIN	Certain B-cell NHL's (radioimmunotherapy)	U.S.: Approved European Union: MAA accepted for filing	Schering AG (worldwide except U.S.)
Autoimmune and Inflammatory Disease Candidates:
Humanized Anti-CD40L (IDEC-131)	Various autoimmune diseases	Phase II	Eisai (Europe and Asia)
PRIMATIZED Anti-CD80 (Anti-B7.1) (IDEC-114)	Psoriasis and NHL	Phase II	Mitsubishi (Asia)
PRIMATIZED Anti-CD4 (IDEC-151) (Clenoliximab)	Rheumatoid arthritis	Phase II	IDEC has retained worldwide rights
PRIMATIZED Anti-CD23 (IDEC-152)	Various allergic conditions, allergic asthma, allergic rhinitis	Phase I/II	Seikagaku (Europe and Asia)
Other Product Candidate:
PROVAX (antigen formulation)	Cancer therapeutic vaccines	Preclinical Development	IDEC has retained worldwide rights

Immune System Cancer Products

        Our objective with respect to treating B-cell NHLs is to use our anti-CD20 antibodies to target, bind and selectively eliminate both the patient's normal and malignant B cells. The following is a brief description of each of our products in this area:

Rituxan

        Rituxan is a genetically engineered, chimeric murine/human monoclonal antibody designed to harness the patient's own immune mechanisms to destroy normal and malignant B cells. In November 1997, Rituxan was approved in the United States for treatment of various B-cell NHLs. We market Rituxan in the United States with Genentech under a copromotion arrangement. Roche sells

Rituxan outside the United States under the trade name MabThera, except in Japan where it continues product development and copromotes Rituxan in collaboration with Zenyaku.

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

Rituxan in Malignant Diseases

        Rituxan was the first monoclonal antibody approved in the United States for a cancer therapy indication. Rituxan is unique in the treatment of B-cell NHLs due to its specificity for the antigen CD20, which is expressed only on normal and malignant B cells and not on precursor B cells or other tissues of the body. Rituxan's mechanism of action utilizes the body's own immune system as compared to conventional lymphoma therapies, including experimental radioimmunotherapies. These properties of Rituxan allow its use in patients where chemotherapy is either poorly tolerated or ineffective in inducing disease remissions. Rituxan is easily administered as outpatient therapy by personnel trained in the use of chemotherapies. A standard course of Rituxan therapy consists of four intravenous infusions given on days 1, 8, 15 and 22, whereas chemotherapy is given typically in repeating cycles for up to four to eight months. In May 2001 the FDA approved our sBLA relating to the use of Rituxan in expanded dosing, including retreatment, times eight dosing for the treatment of B-cell NHL, including bulky disease. The sBLA also amended our package insert to update safety information. In addition, a Dear Healthcare Provider letter was sent to physicians to enhance their understanding of adverse events that may be associated with Rituxan use.

        Rituxan is indicated for single agent use in relapsed or refractory, low grade or follicular CD20-positive B-cell NHLs, which comprise approximately half of the B-cell NHLs in the United States. Ongoing or completed Phase II studies suggest that Rituxan may also be useful in combination with chemotherapy in low grade or follicular, relapsed or refractory, CD20-positive B-cell NHLs, and as a single agent or in combination with various chemotherapies in the treatment of other forms of B-cell NHLs and chronic lymphocytic leukemia, or CLL. In relapsed or chemotherapy-refractory low grade B-cell NHLs, which to date have proven to be incurable, Rituxan provides a means to induce remissions of disease in some patients without subjecting the patient to the toxicity and duration of therapy that are typical of chemotherapy regimens.

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

        There are standard response criteria for solid tumor cancers, CLL, Hodgkin's disease and acute myelogenous leukemia, but until recently, none for B-cell NHL. As a result, clinical response rates in B-cell NHL may vary depending on which criterion is being applied. One of the protocol-defined requirements for scoring a complete response in the Rituxan pivotal trial was that all measurable lesions shrink to less than 1x1cm. Using this conservative criterion, we reported an overall response rate of 48% with a 6% complete response rate, referred to as a CR rate. Based on a paper published by Cheson, et al. in the Journal of Clinical Oncology, the lymphoma experts have now standardized the response criteria in NHL. Prior to the Cheson paper and the subsequent standardization, our protocol definition of overall response rate and complete response rates were based on our investigators and our own criteria. Exploratory analysis applying the new International Workshop NHL Response Criterion Standards for NHL to our Rituxan Phase III l trial shows in an overall response rate of 56% with a CR rate of 32%.

        In December 1999, we announced updated information on the results of a Phase II Rituxan retreatment study presented at the American Society of Hematology Conference, or ASH conference. This Phase II study in patients with low grade or follicular, CD20-positive B-cell NHL was conducted to determine the safety and efficacy of Rituxan in patients who had relapsed or were refractory to prior chemotherapy, but had responded previously to Rituxan. From the analyses of the study, patients who responded to one regimen of Rituxan may be retreated with additional courses of Rituxan without impairment of bone marrow function, or myelosuppression, or development of an immune response, or antibodies, to chimeric antibody therapy, a response called human anti-chimeric antibody, or HACA. Of 60 patients treated, 57 were considered evaluable for efficacy. The overall response rate using our protocol was 40%, with 6 out of 57, or 11%, achieving complete responses and 17 out of 57, or 30%, achieving partial responses. The overall safety profile seen with retreatment was similar to what was reported for the initial treatment with Rituxan, primarily infusion-related events that usually occurred within a few hours of the first infusion. Other events that occurred less frequently included: leukopenia, nausea, transient bronchospasm and mild hypotension.

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

        In an effort to identify expanded applications for Rituxan, we, in conjunction with Genentech and Roche, have authorized over 120 Rituxan post-marketing study concepts to date, three of which are large Phase III clinical trials. Several of these trials will explore the use of Rituxan in a variety of investigational B-cell NHL clinical settings including:

  •
  combination therapy with widely used chemotherapy regimens for both low grade and intermediate/high grade disease;

  •
  single agent therapy in newly diagnosed, previously untreated low grade disease;

  •
  integration into autologous bone marrow transplant regimens both as an in vivo purging agent prior to bone marrow harvest and post-transplant as consolidation therapy; and

  •
  treatment of AIDS-related B-cell NHLs.

        Additionally, clinical trials have been initiated in other B-cell malignancies and pre-malignant conditions such as CLL, multiple myeloma and lymphoproliferative disorders associated with solid organ transplant therapies.

Rituxan and CHOP Chemotherapy

        At the ASH conference in December 2000, a Rituxan presentation was given during the plenary session based on the Coiffier et al. study entitled "MabThera (Rituximab or Rituxan) plus CHOP is superior to CHOP Alone in Elderly Patients with Diffuse Large B-Cell Lymphoma: Interim Results of a Randomized GELA trial." At the ASH conference in December 2001, results were presented on all 400 previously untreated elderly patients randomized into two arms of the study comparing standard CHOP a common chemotherapy regimen consisting of cyclophosphamide, doxorubicin, vincristine and prednisone, given every three weeks for eight cycles, versus standard CHOP, with Rituxan given day one of each cycle of CHOP. This data was also published in the New England Journal of Medicine in January 2002.

        After a median follow-up of two years, Coiffier et al. found a significant improvement in event-free survival for the Rituxan plus CHOP arm versus the CHOP alone treated arm (57% versus 37%, respectively). Event-free survival was defined as ongoing survival without events including disease progression or relapse, death or initiation of new alternative treatment. Overall survival was increased from 57% in the CHOP alone arm to 70% in the Rituxan plus CHOP arm. Complete response rate (disappearance of all detectable signs of cancer) increased from 63% in the CHOP alone arm to 76% in the Rituxan plus CHOP arm.

        Approximately 10% of patients in the Rituxan plus CHOP arm experienced Grade 3/4 infusion-related events. As seen in prior studies with Rituxan, these events were generally limited to the first infusion of Rituxan and were reversible. Beyond these infusion-related events, the addition of Rituxan did not appear to cause a clinically significant increase in adverse events as compared to those seen with CHOP alone.

        In December 2001, we announced updated information on the results of a Phase II study assessing the safety and effectiveness of Rituxan used in combination with CHOP chemotherapy, in low grade or follicular B-cell NHL. The overall response rate using the IDEC protocol, in the Phase II study was 100% in 35 evaluable patients with 22 patients, or 63%, achieving complete responses and 13 patients, or 37%, achieving partial responses. The median duration of response was 63.6+ months with progression-free survival not reached after a median observation time of 65.1+ months. Twenty-one patients, or 60%, are still in remission beyond 46+ months and up to 86.3+ months. The most frequently experienced adverse events were neutropenia, dehydration, alopecia, nausea and fever. Rituxan was associated with fever and chills.

        Results of a Phase II clinical trial evaluating the combination of Rituxan plus CHOP in intermediate and high grade B-cell NHL were also announced in December 1999. The overall response rate in the 33 evaluable patients was 97%, with 20 patients, or 61%, achieving complete responses and 12 patients, or 36%, achieving partial responses.

        While these Phase II trials were conducted in a relatively small number of patients, it appears that adding Rituxan to CHOP chemotherapy may have the potential to provide durable remissions for patients with NHL. As a result, a Phase III randomized, open label clinical trial, sponsored by Genentech and IDEC, began in January 2000 to evaluate the safety and efficacy of Rituxan plus CHOP versus CHOP alone in previously untreated CD20-positive intermediate or high grade NHL patients. Based upon the positive results from the GELA study performed by Roche, we have stopped accruing new patients in our Phase III study.

        These CHOP/Rituxan Phase II clinical trials also served as the basis for the commencement of a large, randomized controlled cooperative Phase III trial by the National Cancer Institute, the Eastern Cooperative Oncology Group, the Cancer and Leukemia Group B and the Southwest Oncology Group. This trial will examine whether the addition of Rituxan administered on a maintenance regimen (four infusions every six months for two years) to the CHOP or CHOP/Rituxan responders will improve cure rates, or long-term remission, in individuals over the age of 60 years with intermediate and high grade B-cell NHL. Enrollment on this trial was completed in July 2001, with 632 patients accrued.

Rituxan in Autoimmune Diseases

        In 2001, Stasi et al. published data on the use of Rituxan in patients with chronic ITP. Of the 25 patients treated, an overall response rate of 52% was observed, with 20% of patients achieving a complete response (defined as a platelet count of greater than 100,000). Seven patients (28%) had sustained responses of 6 months or longer.

        Two abstracts presented at the ASH conference in December 2001 also explored the safety and efficacy of Rituxan in patients with ITP. A Phase I/II evaluated ITP patients who had failed corticosteroid therapy and had platelet counts less than 75,000. Of all 20 patients enrolled, 25% responded with duration of 5 to 11 months. Of the 10 post-spenectomy patients, 40% responded. Response was defined as platelet counts greater than 100,000 (Saleh et al). Another Phase II study enrolled 21 patient of which 14 were had been followed for greater than 10 weeks. Of these 14 patients, 57% responded, with a 45% response rate among the 11 patients who were post-splenectomy. Response was defined as a platelet count greater than 50,000. First infusion-related events were experienced by 8 of 21 patients (Cooper et al).

        At the American College of Rheumatology, Edwards et al. presented results of an open label study of 23 patients that evaluated the impact of B-lymphocyte depletion produced by Rituxan in patients with erosive rheumatoid arthritis. The authors concluded that B-cell depletion showed promise as a safe and effective therapy for rheumatoid arthritis. A Phase II study sponsored by Roche is underway to further evaluate Rituxan in patients with rheumatoid arthritis.

ZEVALIN

        Due to the sensitivity of B-cell tumors to radiation, radiation therapy has historically played, and continues to play, an important role in the management of B-cell lymphomas. Radiation therapy currently consists of external beam radiation focused on isolated areas of the body or areas with high tumor burden and, more recently, the ZEVALIN therapeutic regimen. ZEVALIN, our radioimmunotherapy approved for treatment of certain B-cell NHL, delivers targeted immunotherapy by means of injectable radiation to target sites expressing the CD20 antigen, such as lymphatic B-cell tumors. ZEVALIN therapeutic regimen is sold as one product and is comprised of two components: an imaging component for use with Indium-111 and a therapeutic component for use with Yttrium-90.

        In clinical testing, the ZEVALIN antibody, which is the murine parent of Rituxan, radiolabeled with the isotope Indium-111 was used to image the patient's tumor and to estimate the radiation dose to normal organs from the subsequently administered therapeutic product, which uses the isotope Yttrium-90. The low energy gamma emission of the Indium is detectable outside the body, thereby allowing the physician to determine the localization of the antibody in the tumor. The companion Yttrium-90 isotope provides targeted radiation therapy by emitting a high-energy beta particle that is absorbed by surrounding tissue, leading to tumor destruction. Our objective with ZEVALIN is to provide more effective, systemic radiation therapy than is possible with external beam radiation and to provide this radiation therapy in an outpatient setting.

        The ZEVALIN therapeutic regimen includes two doses of Rituxan one week apart, to deplete peripheral blood B cells and optimize ZEVALIN biodistribution. The first dose of Rituxan is followed by Indium-111-ZEVALIN. Gamma camera images are then obtained at two to 24 hours, 48-72 hours, and an optional image at 90-120 hours. These images are obtained to confirm expected biodistribution. If acceptable biodistribution is demonstrated, the second dose of Rituxan is followed by Yttrium-90-ZEVALIN. The Yttrium-90, which is supplied by MDS Canada Inc., formerly MDS Nordion Inc., will be attached to the antibody at the radiopharmacy just prior to the therapeutic infusion in the patient. The entire regimen, therefore, can be completed in approximately one week.

        Other radioisotopes, such as iodine-131, emit both beta and gamma radiation and, depending on state and institutional regulations, may require that the patient be hospitalized and isolated in a lead-shielded room for several days. In contrast, the beta particle emitted by Yttrium-90 is absorbed by tissue immediately adjacent to the antibody and is concentrated at the antibody target. This short penetrating radiation supports the use of ZEVALIN in outpatient therapy, and thus we conducted our clinical trials in the outpatient setting.

        As the basis for our BLA approved by the FDA on February 19, 2002, we completed two multi-center pivotal Phase III studies of ZEVALIN in the treatment of relapsed or refractory, low grade, follicular or CD20-positive transformed B-cell NHL. Schering AG, which holds worldwide marketing rights to ZEVALIN outside the United States, submitted a MAA for ZEVALIN to the EMEA. This MAA was accepted for filing in January 2001.

        Final results for these two studies were presented at the ASH conference in December 2000. The first, randomized controlled study conducted compares ZEVALIN plus Rituxan, to Rituxan alone in 143 patients with relapsed or refractory, low grade, follicular or transformed CD20-positive B-cell NHL. Patients receiving ZEVALIN plus Rituxan showed an overall response rate of 80%, compared to an overall response rate of 56% in patients receiving Rituxan alone. Fifty-six percent of patients enrolled in the study were refractory to their last course of chemotherapy, i.e., they did not achieve a response or had a time to progression of less than six months with their most recent course of chemotherapy. Thirty percent of the ZEVALIN patients achieved complete responses to therapy, compared to 16% of Rituxan patients. A treatment course for ZEVALIN includes a Rituxan infusion (250 mg/m2) on day one, followed by infusions of Rituxan (250 mg/m2) and ZEVALIN (at a standard dose of 0.4 mCi/kg of patient body weight) on day eight. Patients in the Rituxan arm received four infusions of Rituxan (at the indicated dose of 375 mg/m2) once a week over 22 days.

        The second pivotal study evaluated the safety and efficacy of ZEVALIN in follicular NHL patients who are refractory to Rituxan, i.e., who did not achieve a response or had a time to progression of less than six months with their most recent course of Rituxan. Under the new International Workshop NHL Response Criterion Standards for NHL, the overall response rate was 74% who responded to treatment with ZEVALIN, with 15% of those individuals achieving a complete response to therapy. Seventy-four percent of these patients had sizable tumors (greater than 5cm in single diameter) and 82% were chemotherapy-resistant to at least one prior chemotherapy treatment. The dosimetry results obtained in the second Phase III trial concluded that the ZEVALIN biodistribution and estimated radiation absorbed dose to normal body organs were not affected by prior treatment with Rituxan.

        In both studies, toxicity associated with ZEVALIN treatment was primarily reductions in blood-cell counts. Patients with impaired bone marrow reserve, as indicated by lower baseline platelet counts, or evidence of significant bone marrow damage from prior therapy, as well as patients with greater involvement of the bone marrow with lymphoma, were more likely to experience such toxicity. Decreased blood counts resulted in hospitalizations for infection in 7% of patients and life-threatening bleeding in less than 1%. Approximately 50% of patients experience generally mild, reversible infusion reactions, such as chills, fever, throat irritation and nausea, with a lower incidence on the second treatment day. These reactions are consistent with those seen with Rituximab therapy as single-agent therapy and the incidence of infusion reactions was similar between the two arms in the randomized trial.

        We expect that Rituxan and ZEVALIN will become complementary products for the management of B-cell NHLs. Because most B-cell NHLs are treated today in community-based group practices, Rituxan fits nicely into the community practice, as no special equipment, training or licensing is required for its administration or for management of treatment-related side effects. Rituxan has shown activity even in patients refractory to chemotherapy and is indicated for this use, so that it provides a viable option for the community-based oncologist prior to referral of the patient to a medical center for treatment with more aggressive therapies, including ZEVALIN. By contrast, all radioimmunotherapies will be administered by nuclear medicine specialists or radiation oncologists at medical or cancer centers that are equipped for the handling, administration and disposal of radioisotopes. Also, the nuclear medicine department, but not the community-based practice, has the specialized equipment and governmental licenses that are required for use of radioisotopes.

        We believe that referral patterns will develop for treatment of B-cell NHL patients with radioimmunotherapies at medical centers after the community-based oncologist has exhausted other options, such as Rituxan or chemotherapy, for the management of his or her patients. This trend is further reinforced by the observation made by us, and by others working in the field, of the substantial clinical activity of radioimmunotherapies in patients with late-stage disease who have become refractory to chemotherapies. Thus ZEVALIN is positioned as a complementary product to Rituxan used throughout the course of a patient's disease, providing an alternative for both the patient and the healthcare professional to conventional chemotherapies.

Autoimmune and Inflammatory Disease Products

        We are developing new antibodies using humanized antibody technology and our own proprietary class of antibodies, termed PRIMATIZED antibodies, that are of part-human, part-macaque monkey origin. These PRIMATIZED antibodies are structurally similar to, and potentially indistinguishable by a patient's immune system from, human antibodies. PRIMATIZED antibodies may provide therapeutic intervention for diseases or conditions not amenable to chronic treatment with mouse-derived antibodies. Our objective with our PRIMATIZED antibodies is to provide therapies that can be used to control chronic autoimmune diseases characterized by overactive immune functions. We have entered into research and development collaborations, all of which target distinct, immune system antigens, with Eisai Co, Ltd., Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc, Seikagaku Corporation and Taisho Pharmaceutical Co. Ltd. of Tokyo.

Humanized Anti-CD40L (IDEC-131)

        In December 1995, we entered into a research and development collaborative agreement with Eisai. The collaboration focuses on developing humanized and PRIMATIZED antibodies against the CD40 ligand. This antigen, also referred to as gp39, is an essential immune system trigger for B-cell activation and antibody production. A potential target indication includes transplantation and antibody-mediated autoimmune diseases such as ITP or psoriasis. The development of our humanized anti-CD40L monoclonal antibody, IDEC-131, is based on technology that we licensed from Dartmouth College, where researchers have shown that the binding of CD40L to its CD40 receptor on B cells is essential for proper immune system function. These researchers generated anti-CD40L antibodies that blocked this T-cell and B-cell interaction and halted disease progression in a variety of animal models of disease characterized by abnormal or unwanted immune response. Moreover, when researchers ended the animals' anti-CD40L treatments, the animals' antibody-producing capacity returned to normal levels, but their disease remained suppressed. Treatment with the anti-CD40L antibodies appeared to have reset the animals' immune systems and restored a normal immune response. Under the collaborative agreement, we have agreed to develop with Eisai a humanized anti-CD40L antibody. This effort has resulted in the identification of the humanized anti-CD40L antibody lead candidate, IDEC-131, which underwent preclinical testing, process development and manufacturing of clinical trial material in early 1997. We successfully completed a Phase I clinical trial in SLE with IDEC-131 in early 1999, which demonstrated an overall favorable safety profile. In the first quarter of 2000, we completed a Phase II clinical trial with IDEC-131 in patients with SLE that demonstrated a favorable safety profile. However, the response rates in this Phase II trial, versus a significant placebo effect, did not support continued development of IDEC-131 in SLE. Based on a favorable safety profile and preclinical studies, we continue to evaluate IDEC-131 in other autoimmune diseases. In January 2001, we initiated a Phase II study in patients with chronic, refractory ITP, and a separate Phase II study in patients with moderate to severe psoriasis. We began a Phase II study in Crohn's disease in September 2001.

PRIMATIZED Anti-CD80 (Anti-B7.1) (IDEC-114)

        In September 2001, we entered into an extension of our research and development collaboration with Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc., which focuses on the development of PRIMATIZED antibodies directed at the CD80 antigen. This CD80 antigen appears on the surface of antigen-presenting cells and is involved in the interaction of these cells with T cells in triggering a cascade of immune system responses. Antibodies directed at the CD80 antigens may block this cascade and, therefore, may be useful in preventing unwanted immune responses in various inflammatory and chronic autoimmune conditions such as psoriasis, arthritis and MS. Mitsubishi has actively shared in the development process, generating animal models and participating in research with us. We have completed a Phase I and Phase I/II study for IDEC-114. Analysis of the 24-patient Phase I data showed a favorable safety profile with preliminary findings of clinical activity in patients with moderate to severe psoriasis. IDEC-114 as a single dose demonstrated an overall favorable safety profile and there were no serious adverse events. In March 2001, results of the Phase I/II clinical trial were presented at the American Academy of Dermatology Conference. The results of this trial confirmed and extended the favorable safety profile and preliminary evidence of clinical activity seen in our earlier Phase I trial. Thirty-five patients in this trial were treated with four doses of IDEC-114 at a variety of dose levels. Clinical results revealed that 40% of patients achieved a clinical endpoint of at least a 50% reduction in the Psoriasis Area and Severity Index, or PASI, at some point in the study and 57% of patients achieved a Physician's Global Psoriasis Assessment, or PGA, of Good or above. Importantly, patients continued to improve beyond the end of the treatment period, Study Day 43. Maximum clinical improvements in PASI scores were seen on the last follow-up day, Study Day 127. The majority of adverse events were mild in severity, such as uncomplicated colds, transient chills and mild fatigue. Based on the favorable results of these studies we have initiated two Phase II clinical trials with IDEC-114 in patients with moderate to severe psoriasis. In addition, the CD80 antigen is expressed on the surface of follicular and other lymphoma cells. Preclinical studies suggest that IDEC-114 has antitumor activity against lymphoma cell lines that express CD80. Based on these results, in January 2002, we initiated a Phase I/II clinical trial to evaluate the safety, efficacy, and pharmacokinetics of multiple doses of IDEC-114 in patients with relapsed or refractory follicular lymphoma.

PRIMATIZED Anti-CD4 (IDEC-151)

        In March 1998, we, along with GlaxoSmithKline, p.l.c., formerly SmithKline Beecham, p.l.c., announced the selection of IDEC-151 as our lead PRIMATIZED anti-CD4 antibody for the treatment of rheumatoid arthritis. In a Phase I portion of a Phase I/II study of 32 patients with moderate to severe rheumatoid arthritis, the results of which were announced in late November 1997, IDEC-151 displayed no CD4 cell depletion and no infusion-related adverse events. In February 2000, we amended our agreement with GlaxoSmithKline which resulted in all anti-CD4 program rights, including IDEC-151, being returned to us. We will receive no further funding from GlaxoSmithKline under the amended agreement. As part of the amended agreement, GlaxoSmithKline has the option to negotiate commercialization and copromotion rights with us for the first compound based on our PRIMATIZED anti-CD4 antibodies to complete a Phase II study. If we do not commercialize and copromote the compound with GlaxoSmithKline, we will pay GlaxoSmithKline royalties on sales by us, our affiliates and licensees on any products emerging from the rights returned to us under the amended agreement. In August 2000, we initiated a Phase II trial of this antibody in combination with methotrexate in patients with moderate to severe rheumatoid arthritis. Approximately 135 patients were randomized to receive either IDEC-151 plus methotrexate or placebo plus methotrexate. We anticipate that this trial will be completed in 2002.

PRIMATIZED Anti-CD23 (IDEC-152)

        In December 1994, we entered into a collaboration with Seikagaku Corporation aimed at the development of PRIMATIZED anti-CD23 antibodies for the potential treatment of allergic rhinitis, allergic asthma and other allergic conditions. Antibodies against the CD23 receptor on various white blood cells inhibit the production of immune system molecules called immunoglobulin class E, or IgE, which are known to trigger allergic conditions. At the same time, anti-CD23 antibodies do not affect the production of other immunoglobulins, which are the patient's own antibodies responsible for granting protective immunity to infectious agents. Thus, PRIMATIZED anti-CD23 antibodies may provide a unique new approach to treating chronic illnesses such as allergic rhinitis and allergic asthma. This effort has resulted in the identification of a PRIMATIZED antibody lead candidate, IDEC-152, which underwent preclinical testing, process development and manufacturing of clinical material during 1999. We filed an Investigational New Drug Application, or IND, for IDEC-152 in November 1999 and began a Phase I clinical trial in allergic asthma in February 2000 to evaluate its safety, tolerability and pharmacokinetics. In March 2001 the results of the Phase I trial were presented at the American Academy of Allergy Asthma and Immunology. A total of 30 patients entered the trial with 24 receiving IDEC-152 and 6 receiving a placebo. The safety trial was favorable, with adverse events in patients who received IDEC-152 being very similar to those of placebo patients. Substantial prolonged reductions in IgE levels were noted in IDEC-152 patients. Based on the results of this trial, a Phase I/II trial in allergic asthma has been initiated.

Humanized Anti-MIF

        In June 2000, we announced our collaboration with Taisho to develop and commercialize antibody therapeutics against macrophage migration inhibitory factor, or MIF, for the treatment of inflammatory and autoimmune diseases. MIF is the body's natural counter-regulatory cytokine which serves to override the anti-inflammatory activities of natural and administered steroids. Inhibition of MIF may represent a novel approach to the management of a variety of acute and chronic inflammatory diseases, including steroid-resistant rheumatoid arthritis and asthma. In September 1997, we licensed from Cytokine Pharmasciences, Inc., a privately held biopharmaceutical company, development rights to CPI's anti-MIF antibody technology. Under the terms of the licensing and development agreement, we became the exclusive licensee of CPI's rights to the anti-MIF antibody technology for therapeutic and diagnostic applications.

Strategic Alliances

        We have entered into strategic partnering arrangements for many of our product development programs. Our entitlement to funding under the arrangements depends on achieving product development objectives related to development, clinical trial results, regulatory approvals and other factors. These arrangements include:

Genentech, Inc.

        In March 1995, we entered into a collaborative agreement with Genentech for the clinical development and commercialization of our anti-CD20 monoclonal antibody, Rituxan, for the treatment of certain B-cell NHLs. Concurrent with the collaborative agreement, we also entered into an expression technology license agreement with Genentech for a proprietary gene expression technology developed by us and a preferred stock purchase agreement providing for various equity investments in IDEC that have been made by Genentech. In connection with the preferred stock purchase agreement, we also entered into a standstill agreement with Genentech, under which Genentech agreed not to acquire any shares of our common stock or shares with voting rights, or solicit proxies from any of our stockholders to elect any of Genentech's affiliates to our board of directors. The standstill agreement terminated in March 2001, and Genentech is no longer precluded from purchasing shares or soliciting proxies as described.

        In November 1995, we entered into a joint development, supply and license agreement with Zenyaku and Genentech, under which Zenyaku received exclusive rights to develop, market and sell Rituxan, and we receive royalties on sales of Rituxan in Japan. In addition, we are copromoting Rituxan with Genentech in the United States. Genentech retained commercialization rights throughout the rest of the world, except in Japan. Genentech has granted Roche exclusive marketing rights outside of the United States, and Roche has elected to market Rituximab under the trade name MabThera. We receive royalties on sales outside the United States. Our collaborative agreement with Genentech provides two independent mechanisms by which either party may purchase or sell its rights in the copromotion territory from or to the other party. Upon the occurrence of specified events that constitute a change of control in us, Genentech may elect to present an offer to us to purchase our copromotion rights. We must then accept Genentech's offer or purchase Genentech's copromotion rights for an amount scaled (using the profit sharing ratio between the parties) to Genentech's offer. Under a second mechanism, after a specified period of commercial sales and upon a specified number of years of declining copromotion profits or if Genentech files for U.S. regulatory approval on a competitive product during a limited period of time, either party may offer to purchase the other party's copromotion rights. The offeree may either accept the offer price or purchase the offeror's copromotion rights at the offer price scaled to the offeror's share of copromotion profits. Under the terms of our Supply Agreement with Genentech, Genentech assumed worldwide manufacturing obligations for Rituxan beginning in September 1999.

Eisai Co., Ltd.

        In December 1995, we entered into a collaborative development agreement and a license agreement with Eisai aimed at the development and commercialization of humanized and PRIMATIZED anti-CD40L antibodies. Under the terms of these agreements, Eisai may provide up to $37.5 million in milestone payments and support for research and development, subject to the attainment of product development objectives and satisfaction of other criteria to be agreed upon between us and Eisai. We have recognized $30.6 million, under these agreements, from Eisai through December 31, 2001. Eisai received exclusive rights in Asia and Europe to develop and market products resulting from the collaboration, with us receiving royalties on eventual product sales by Eisai. At any time, Eisai may terminate the development agreement by giving us 60 days' written notice based on a reasonable determination that the products do not justify continued development or marketing.

Mitsubishi Pharma Corporation

        In September 2001, we entered into an extension of our collaborative agreement with Mitsubishi, which originally expired in 1996, for the development of a PRIMATIZED anti-CD80 (anti-B7.1) antibody. Additionally, we have an ongoing license agreement with Mitsubishi that was entered into in November 1993. Under the terms of these agreements, we may receive payments totaling up to $38.0 million, subject to the attainment of product development objectives. We have recognized $4.3 million, under these agreements, from Mitsubishi through December 31, 2001. Under the license agreement, we granted Mitsubishi an exclusive license in Asia to make, use and sell PRIMATIZED anti-CD80 (anti-B7.1) antibody products. We will receive royalties on sales by Mitsubishi of any developed products. Mitsubishi may terminate the license at any time upon 30 days' written notice, only after completion of Phase II clinical trials or for certain protocol changes in planned clinical trials for IDEC-114.

Seikagaku Corporation

        In December 1994, we entered into a collaborative development agreement and a license agreement with Seikagaku aimed at the development and commercialization of therapeutic products based on our PRIMATIZED anti-CD23 antibodies. Under the terms of these agreements, Seikagaku may provide up to $26.0 million in milestone payments and support for research and development, subject to the attainment of product development objectives. We have recognized $16.5 million, under these agreements, from Seikagaku through December 31, 2001. Under the license agreement, Seikagaku received exclusive rights in Europe and Asia to all products emerging from the collaboration. We will receive royalties on any eventual product sales by Seikagaku. At any time, Seikagaku may terminate the development agreement and the license agreement by giving us 30 days' written notice based on a reasonable determination that the products do not justify continued development or marketing.

Schering Aktiengesellschaft

        In June 1999, we entered into a collaboration and license agreement and a supply agreement with Schering AG aimed at the development and commercialization of our radioimmunotherapy ZEVALIN. Under the terms of these agreements, Schering AG may provide up to $47.5 million in product development milestone payments and support for research and development, subject to the attainment of product development objectives. We have recognized $34.4 million, under these agreements, from Schering AG through December 31, 2001. Schering AG received marketing and distribution rights to ZEVALIN outside the United States, and we will receive royalties on eventual product sales by Schering AG. Under the terms of a separate supply agreement we are obligated to meet Schering AG's clinical and commercial requirements for ZEVALIN. Schering AG may terminate these agreements for any reason.

Taisho Pharmaceutical Co. Ltd.

        In June 2000, we announced our collaboration with Taisho aimed at the development and commercialization of therapeutic antibody against MIF for the treatment of inflammatory and autoimmune diseases. Under the terms of the agreements, Taisho may provide up to $35.5 million in product development milestone payments and support for research and development, subject to the attainment of product development objectives. We have recognized $11.0 million, under these agreements, from Taisho through December 31, 2001. Taisho received exclusive rights in Asia and Europe to develop and market products resulting from the collaboration, and we will receive royalties on any eventual product sales by Taisho. At any time, Taisho may terminate the agreements by giving us 60 days' written notice based on a reasonable determination that the products do not justify continued development or marketing.

Manufacturing

        From our inception, we have focused on establishing and maintaining a leadership position in cell culture techniques for antibody manufacturing. Cell culture is a method for manufacturing of clinical and commercial grade protein products by reproducible techniques at various scales, up to many kilograms of antibody. Our manufacturing technology is based on the suspension culture of mammalian cells in stainless steel vessels. Suspension culture fermentation provides greater flexibility and more rapid production of the large amounts of antibodies required for product commercialization and pivotal trials. We believe that our manufacturing facility is one of a limited number approved for any type of mammalian cell fermentation, for example, the process used in Rituxan. However, our manufacturing facility has been approved by the FDA for the commercial manufacture of Rituxan and ZEVALIN.

        In September 1999, we transferred all worldwide manufacturing activities for bulk Rituxan to Genentech. Since the transfer of bulk Rituxan manufacturing to Genentech and prior to receiving FDA approval for ZEVALIN in February 2002, we have been using our available manufacturing capacity for production of specification-setting lots and pre-commercial inventory of the ZEVALIN antibody and for production of clinical material for our other products under development. We currently manufacture our own commercial requirements of the antibody for ZEVALIN. ZEVALIN has multiple components that require successful coordination among several third-party contract manufacturers and suppliers. We have no fill/finish experience or capacity and we do not have manufacturing experience in the field of chelates or radioisotopes and, therefore, we are dependent on outside contractors and suppliers to meet these needs. In August 2001, we entered into an agreement with DSM Pharmaceuticals, to meet our commercial manufacturing demands for the fill/finish of ZEVALIN bulk product. In May 1999, we entered into an agreement, which we have subsequently amended, with MDS Canada for the development and supply of the radioisotope Yttrium-90 used with our ZEVALIN product. Under the terms of the agreement, as amended, MDS Canada has agreed to supply us, with certain exceptions, with the Yttrium-90 required to meet our clinical trials and commercial needs in the United Sates and Canada. The initial term of the agreement expires five years following commercialization of ZEVALIN. We have agreed to guarantee MDS Canada a minimum purchase level of Yttrium-90 over the duration of the initial term. In addition, MDS Canada has agreed to establish a new manufacturing facility to meet our Yttrium-90 supply needs. Upon completion of this facility, MDS Canada can transition supply of Yttrium-90 from its existing facilities to the new facility. To secure our obligations under this agreement to make certain minimum purchases and in connection with MDS Canada's agreement to establish a new manufacturing facility, we have agreed to make periodic payments into an escrow account. In general, our required escrow deposits will decrease over time if we satisfy portions of our minimum annual purchase commitment. As of March 31, 2002, we have paid $5.0 million into this escrow fund. The agreement may be terminated by either party upon a bankruptcy of, or material breach by, the other party. In addition, we can terminate the agreement following our satisfaction of the minimum purchase commitments, or earlier if we agree to forfeit a portion of the funds in the escrow account. Further, MDS Canada cannot terminate the agreement until the date that is five years following the date that its new manufacturing facility is established and capable of producing Yttrium-90.

        In September 2000, we purchased a 60-acre site in Oceanside, California for a large-scale manufacturing facility which we anticipate using to commercialize our products currently in clinical trials if they are approved by the FDA. We believe that there is a limited manufacturing capacity in our market for production of biologics products. In 2001, we began preliminary site preparations for the first phase of development, which we anticipate will be approximately 450,000 square feet of facility space for manufacturing, warehousing, utilities, maintenance, laboratories and offices. We expect the first phase of the new facility to be mechanically completed in 2004, followed by commissioning and validation in 2005 and 2006. This expansion will allow us to better control the manufacture of our products, thus reducing our reliance on contract manufacturers, as well as to reduce commercial risk. We also purchased a 40,000 square foot facility, adjacent to our 60-acre site in Oceanside for the manufacturing of our drug supply for our clinical trials as well as drug supply for any potential drug launches prior to 2005. The facility should be equipped and in operations by 2003.

Sales and Marketing Strategy

        We currently depend on the successful marketing and sales of Rituxan for much of our anticipated revenue. Rituxan is marketed and sold in the United States under a copromotion agreement with

Genentech. Genentech currently has a sales and marketing staff dedicated to Rituxan. To fulfill our duties under the copromotion agreement, we also have a marketing staff and a sales organization with experience primarily in oncology therapy and who, until we received approval from the FDA for ZEVALIN, were dedicated exclusively to the commercialization of Rituxan. We rely heavily on Genentech to supply marketing support services for Rituxan including customer service, order entry, shipping, billing, customer reimbursement assistance, managed care sales support, medical information and sales training.

        ZEVALIN is our first product to be solely marketed by us in the United States. We have expanded our sales and marketing staff to support the distribution of ZEVALIN in the United States. Our sales efforts are focused primarily on specialist physicians in private practice or at major medical centers in the United States with expertise in oncology, hematology and/or nuclear medicine. In general, we intend to sell ZEVALIN to radiopharmacies that will radiolabel, or combine, the ZEVALIN antibody with Indium-111 and Yttrium-90 and then distribute the finished product to physicians for administration. We intend to use common pharmaceutical company marketing techniques, including sales representatives calling on individual physicians, medical education programs, professional symposia, advertisements, public relations and other methods.

        We have no marketing support service experience and, therefore, we will be dependent on outside contractors to meet those needs. We currently have a contract with a third-party logistics distributor to provide customer service, order entry, shipping, billing, customer reimbursement assistance and managed care sales support.

        Outside North America, we have adopted a strategy to pursue collaborative arrangements with established pharmaceutical companies for marketing, distribution and sale of our products.

Patents and Proprietary Technology

        The biopharmaceutical field is characterized by a large number of patent filings. A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Particularly in the monoclonal antibody and recombinant deoxyribonucleic acid, or DNA, fields, competitors may have filed applications for, or have been issued patents and may obtain additional patents and proprietary rights relating to, products or processes competitive with or similar to our products or processes. Moreover, United States and foreign country patent laws are distinct and the interpretations thereunder unique to each country. Thus, patentability, validity and infringement issues for the same technology or inventions may be resolved differently in different jurisdictions. We cannot assure you that patents do not exist in the United States or in foreign countries or that patents will not be issued that would harm our ability to market our products. Accordingly, we expect that commercializing our products may require licensing and/or cross-licensing of patents with other companies or institutions in the field. We cannot assure you that the licenses, which might be required for our processes or products, will be available on commercially acceptable terms, if at all. The ability to license any of these patents and the likelihood of successfully contesting the scope, validity or enforceability of the patents are uncertain and the related costs may be significant. If we are required to acquire rights to valid and enforceable patents but cannot do so at a reasonable cost, our ability to manufacture or market our products will be harmed.

        We are the assignee of several issued U.S. patents, numerous patent applications and corresponding foreign patents and patent applications. Other patents or applications owned by third parties have been exclusively licensed, as in the case of anti-CD40L core technology licensed from Dartmouth College, or non-exclusively licensed by us.

        We have three issued U.S. patents, several U.S. patent applications and numerous corresponding foreign counterparts directed to anti-CD20 antibody technology, including Rituxan, radioimmunoconjugate and ZEVALIN. Our radioimmunoconjugate products include a chelating agent covered by a U.S. patent that is non-exclusively sublicensed to us. We have been granted patents covering Rituxan by the European Patent Office. Genentech, our collaborative partner for Rituxan, has secured an exclusive license to three U.S. patents and counterpart U.S. and foreign patent applications assigned to Xoma Corporation that relate to chimeric antibodies against the CD20 antigen. Genentech has granted to us a non-exclusive sublicense to make, have made, use and sell products under these patents and patent applications. We, along with Genentech, share the cost of any royalties due to Xoma in the Genentech/IDEC Pharmaceuticals copromotion territory.

        We have also filed for worldwide patent protection on our PRIMATIZED antibody technology. We have received several U.S. patents claiming various aspects of the PRIMATIZED antibody technology. These patents generically cover our PRIMATIZED antibody technology as well as PRIMATIZED antibodies to specific antigen targets.

        PROVAX, our antigen formulation, is the subject of two issued U.S. patents, pending U.S. applications and numerous pending foreign counterparts. In addition, U.S. and foreign patent applications have been filed on aspects of our proprietary high-yield gene expression technology, including our impaired selectable marker vector technology. At this point, we have been granted four U.S. patents claiming the high-yield gene expression technology in general and methods of making antibodies using such technology. We have also received two U.S. patents directed to homologous recombination vector technology and have foreign counterparts pending.

        Our licensor, Dartmouth University, has received a number of U.S. patents with claims that relate to our anti-CD40L antibody (IDEC-131) technology. Numerous applications relevant to our anti-CD40L antibody program, which are either licensed from Dartmouth University or assigned to us, are pending in the U.S. Patent and Trademark Office and foreign patent offices.

        We are aware of several third-party patents and patent applications which, to the extent they issue as patents and are successfully asserted against us, may significantly impair our ability to make, use, offer to sell, sell and import our products.

        We have filed numerous trademark and service mark applications in the United States, Canada and in certain international markets. PRIMATIZED, Rituxan and IDEC Pharmaceuticals are registered trademarks in the United States. We also have trademark applications pending for other marks, including ZEVALIN.

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

Research and Development

        Research and development expenses were $86.3 million in 2001, $68.9 million in 2000 and $42.8 million in 1999, of which approximately 89% in 2001, 78% in 2000 and 75% in 1999, was sponsored by us and the remainder of which was funded pursuant to product development collaborations arrangements.

Our Executive Officers

        Information about our executive officers as of January 31, 2002 is set forth below:

Name	Age	Titles
William H. Rastetter, Ph.D	53	Chairman, Chief Executive Officer
William R. Rohn	58	President and Chief Operating Officer
Paul C. Grint, M.D	44	Senior Vice President and Chief Medical Officer
Nabil Hanna, Ph.D	58	Senior Vice President and Chief Scientific Officer
Phillip M. Schneider	45	Senior Vice President and Chief Financial Officer
Wolfgang Berthold, Ph.D.	54	Senior Vice President, Biopharmaceutical Sciences
John M. Dunn	50	Senior Vice President, Legal and Compliance, Corporate Secretary and General Counsel
Connie L. Matsui	48	Senior Vice President, Planning and Resource Development
Michael E. Wiebe, Ph.D.	59	Vice President, Quality
Mark C. Wiggins	46	Vice President, Marketing and Business Development

        Dr. Rastetter was appointed our Chairman of the Board of Directors on May 22, 1996. He was appointed as our Chief Executive Officer in December 1986 and served as President from 1986 to 2002 and Chief Financial Officer from 1988 to 1993. Dr. Rastetter has served as one of our directors since 1986. From 1984 to 1986, he was Director of Corporate Ventures at Genentech. From 1982 to 1984, Dr. Rastetter served in a scientific capacity at Genentech, directing the Biocatalysis and Chemical Sciences groups. From 1975 to 1982, he held various faculty positions at the Massachusetts Institute of Technology. Dr. Rastetter is also a director of Argonaut Technologies, Inc. and Illumina, Inc. Dr. Rastetter received his S.B. in chemistry from the Massachusetts Institute of Technology and his M.A. and Ph.D. in chemistry from Harvard University.

        Mr. Rohn joined us in August 1993 as Senior Vice President, Commercial and Corporate Development. Mr. Rohn was appointed Senior Vice President, Commercial Operations in April 1996. In May 1998, Mr. Rohn was promoted to Chief Operating Officer and in January 2002 was promoted to President and Chief Operating Officer. Prior to joining us, Mr. Rohn was employed by Adria Laboratories from 1984 until August 1993, most recently as Senior Vice President of Sales and Marketing with responsibilities for strategic and commercial partnerships as well as all sales and marketing functions in the United States. Prior to Adria, Mr. Rohn held marketing and sales management positions at Abbott Laboratories, Warren-Teed Pharmaceuticals, Miles Laboratories and Mead Johnson Laboratories. Mr. Rohn is also a director of Pharmacyclics, Inc. Mr. Rohn received a B.A. in Marketing from Michigan State University.

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

        Dr. Berthold joined us in February 2000 as Senior Vice President, Biopharmaceutical Science. He previously served from 1995 to 2000 as Vice President Biopharmaceuticals at F. Hoffmann-La Roche Inc. and also served as International Advisor for all Roche pharmaceutical biotechnology projects in development. Previously, Dr. Berthold served as head of the Biotech Process Development Group for pharmaceutical biologics at Thomae/Boehringer Ingelheim from 1979 to 1995, which operates one of the world's largest biopharmaceutical manufacturing plants.Dr. Bertholdreceived his Ph.D. in biochemistry from University of London, England.

        Mr. Dunn joined us in January 2001 as Senior Vice President, Legal and Compliance, General Counsel and Secretary. Previously, Mr. Dunn had been a partner with Pillsbury Winthrop LLP and co-leader of the firm's Biotech, Pharmaceuticals and Healthcare Industry Team. He has been practicing law for 22 years, specializing in corporate and business representation of public and private companies. Mr. Dunn received his B.S. and J.D. from the University of Wyoming.

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

        Dr. Wiebe joined us in July of 2001 as Vice President of Quality. From 1984 to 1998 he held various positions at Genentech, including senior Director of Quality Control and from 1998 to 2001 he was Chief Scientific officer for BioReliance Corporation. Dr. Wiebe received a B.S. from Sterling College in mathematics and received his Ph.D. in microbiology from the University of Kansas.

        Mr. Wiggins joined us in May of 1998 as Vice President of Business Development. In November 2000, he was appointed to Vice President of Marketing and Business Development. From 1986 to 1996 he held various positions at Schering-Plough, including Director of Business Development and from 1996 to 1998 he was Vice President of Business Development and Marketing for Hybridon. Mr. Wiggins received a B.S. from Syracuse University in finance and received his M.B.A from the University of Arizona.

Our Employees

        As of January 31, 2002, we employed 692 persons. None of our employees is represented by a labor union or bound by a collective bargaining agreement. Our management believes that our overall relations with employees are good.

FORWARD-LOOKING INFORMATION AND RISK FACTORS
THAT MAY AFFECT FUTURE RESULTS

        This Form 10-K contains forward-looking statements based on our current expectations. These statements include, without limitation, statements about market opportunity, our growth and sale strategies and our expectations, plans and objectives. In some cases, you can identify these statements by terminology such as anticipate, believe, estimate, expect, intend, may, plan, should or will or similar phrases or expressions. You should be aware that these statements are projections or estimates as to future events, and actual results may differ materially.

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

Our Revenues Rely Significantly on Rituxan Sales

        Our revenues currently depend substantially upon continued sales of Rituxan. For the year ended December 31, 2001, approximately 92% of our revenues were derived from our Rituxan copromotion arrangement with Genentech. We cannot assure you that Rituxan will continue to be accepted in the United States or in any foreign markets or that Rituxan sales will continue to increase. A number of factors may affect the rate and level of market acceptance of Rituxan, including:

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

        Given our current reliance on Rituxan as the principal source of our revenue, any material adverse developments with respect to the commercialization of Rituxan may cause our revenue to decrease and may cause us to incur losses in the future.

ZEVALIN Was Approved by the FDA for Marketing and Sale Only Recently and We Face Risks and Uncertainties in Connection With the Commercialization of ZEVALIN

        Our product ZEVALIN was approved by the FDA for marketing and sale in the United States in February 2002. We cannot assure you that ZEVALIN will be accepted or used by physicians and other members of the healthcare community. Factors that might impact the commercialization of ZEVALIN include:

  •
  the perception by physicians and other members of the healthcare community of its safety and efficacy or that of competing products, if any;

  •
  unfavorable publicity concerning ZEVALIN or similar drugs;

  •
  its price relative to other drugs or competing treatments;

  •
  the availability and level of third-party reimbursement; and

  •
  regulatory developments related to the manufacture or continued use of ZEVALIN.

        We have no marketing support service experience and, therefore, we will be dependent on outside contractors for meet those needs for ZEVALIN. We rely upon a third-party logistics distributor to provide customer service, order entry, shipping, billing, customer reimbursement assistance and managed care sales support. We cannot assure you that the integration of these marketing support services can be successfully coordinated. Further, given our limited marketing and sales experience, we cannot assure you that we will be successful in selling ZEVALIN in the United States or that our exclusive worldwide marketing partner for ZEVALIN, Schering AG, will be successful in selling ZEVALIN outside of the United States.

        We rely on MDS Canada, Inc. to provide us with the Yttrium-90 radioisotope required for therapeutic use of ZEVALIN, and we rely on DSM Pharmaceuticals, Inc. for various manufacturing steps of ZEVALIN. In addition, there are currently only two sources approved by the FDA to supply the Indium-111 isotope required for the imaging use of ZEVALIN. If we were to lose the services of any of these parties, we would be forced to find other providers, which could delay our ability to sell ZEVALIN. In addition, each of these third-party providers is subject to continuing FDA inspection. If DSM was required to delay manufacture of ZEVALIN or MDS Canada was required to delay production of the radioisotope required for the manufacture of ZEVALIN for any reason, or the commercial availability of Indium-111 were impaired, our ability to sell ZEVALIN would be harmed.

We May be Unable to Develop and Commercialize New Products

        Our future results of operations depend to a large extent upon our ability to successfully commercialize new products in a timely and competitive manner. As a result, we must continue to develop, test and manufacture new products and then must meet regulatory standards and obtain regulatory approvals for any new products. Our products currently in development may not receive the regulatory approvals necessary for marketing in a timely manner, if at all. The FDA may not accept or ultimately approve any new drugs that we develop, which would preclude us from marketing any such drugs in the United States. Additionally, the development and commercialization process is time-consuming and costly, and we cannot assure you that any of our products, if and when developed and approved, will be successfully commercialized or competitive in the marketplace. Delays or unanticipated costs in any part of the process or our inability to obtain regulatory approval for, to effectively commercialize our products, or to maintain manufacturing facilities in compliance with all applicable regulatory requirements could harm our business.

We Have Limited Manufacturing Experience and Rely Heavily On Contract Manufacturers

        We rely heavily upon third-party manufacturers to manufacture significant portions of Rituxan, ZEVALIN and our product candidates. Our current manufacturing capacity is limited. Our manufacturing experience to date has been limited to the production of preclinical and clinical quantities of product candidates and to approximately three years of commercial production of bulk Rituxan. We have no fill/finish experience or capacity, and we do not have experience manufacturing in the field of chelates or radioisotopes, which are required for our production of ZEVALIN. Therefore, we rely entirely upon third parties for fill/finish services as well as the manufacture of product components. Consequently, we cannot assure you that either our manufacturing facilities or our ability to sustain ongoing production of our products will be able to meet our expectations. If our current third-party manufacturers or service providers fail to meet our expectations, we cannot assure you that we will be able to enter into satisfactory agreements with other third party manufacturers or service providers. Poor performance or coordination on our part or that of our third-party manufacturers or service providers could harm our business.

        ZEVALIN has multiple components that require successful coordination among several third-party contract manufacturers and suppliers. We may not be able to integrate and coordinate successfully our contract manufacturers and suppliers. In addition, our contract manufacturers and suppliers are required to maintain compliance with cGMP and are subject to inspections by the FDA to confirm this compliance. Their inability to demonstrate ongoing cGMP compliance and produce ZEVALIN components could interrupt commercial supply of ZEVALIN. For example, our third-party manufacturer for ZEVALIN, DSM Pharmaceuticals, Inc. remains subject to a warning letter from the FDA with respect to cGMP matters not specifically related to ZEVALIN. A manufacturer subject to a warning letter that fails to correct cGMP deficiencies to the satisfaction of the FDA could be subject to interruption of production pending resolution of the cGMP issues. If ZEVALIN production was interrupted, it could have an adverse affect on our results of operations.

        We rely on Genentech for all Rituxan manufacturing to meet worldwide requirements. We cannot ensure that Genentech will manufacture and fill/finish Rituxan in sufficient quantities and on a timely and cost-effective basis or that Genentech will obtain and maintain all required manufacturing approvals. Genentech's failure to manufacture and fill/finish Rituxan or obtain and maintain required manufacturing approvals could harm our business.

        In addition, we are converting our current manufacturing facility to a multi-product facility. From this facility, we have manufactured and will continue to manufacture our own commercial requirements of the bulk antibody for ZEVALIN. We cannot assure you that our manufacturing performance will meet our expectations. Our inability to maintain FDA approval of our manufacturing facility for ZEVALIN would harm our ability to timely produce commercial supplies of the ZEVALIN antibody. To the extent we cannot produce our own biologics, we will need to rely on third-party manufacturers, of which there are only a limited number capable of manufacturing biologics products as contract suppliers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers.

We Rely Heavily on a Limited Number of Suppliers

        Some materials used in Rituxan, ZEVALIN and our product candidates are currently available only from a single supplier or a limited number of suppliers. Some of these suppliers are subject to ongoing FDA approvals or other governmental regulations. Any interruption or delay in our supply of materials required to sell our products could harm our business if we were unable to obtain an alternative supplier for these materials in a cost-effective and timely manner. Additional factors that could cause interruptions or delays in our source of materials include limitations on the availability of raw materials or manufacturing performance experienced by our suppliers and a breakdown in our commercial relations with one or more suppliers. These factors may be completely out of our control.

        For example, we have entered into an agreement with MDS Canada, the commercial supplier of the radioisotope for ZEVALIN and will rely upon them to supply our clinical and commercial requirements. If MDS Cananda does not maintain FDA approvals to produce the radioisotope Yttrium-90 for ZEVALIN, or if we are unable to receive an adequate supply of this radioisotope for any other reason, including those described above, we would be unable to sell ZEVALIN for therapeutic use unless we were to obtain a new supplier. We are aware of other entities that may be able to provide the radioisotope that we need for the therapeutic use of ZEVALIN but we believe that these suppliers would be required to apply for additional governmental approvals to do so. The process of establishing a relationship with another supplier and the process of obtaining the required governmental approvals would be time consuming and uncertain. We cannot assure you that we could reach an agreement with another supplier in a timely manner or on commercially reasonable terms, if at all. As a result of these concerns, if we were to lose our supply or were unable to receive sufficient quantities of the radioisotope from our sole supplier, our ability to sell ZEVALIN could be harmed which, in turn, could significantly harm our business.

We Have Limited Sales and Marketing Experience

        We have limited experience with commercial sales and marketing, based entirely upon our launch and limited subsequent sales of Rituxan. ZEVALIN is our first product to be marketed exclusively by us in the United States. Outside the United States, our strategy for future products is to pursue and to rely solely upon collaborations with established pharmaceutical companies for marketing, distribution and sale of our products. We currently have no plans to directly market either of our products outside the United States. Given that we rely on Genentech to copromote Rituxan with us in the United States and rely exclusively on third parties to market Rituxan and ZEVALIN outside the United States, we cannot be certain that our products will be marketed and distributed in accordance with our expectations or that our market research or sales forecasts will be accurate. We have no marketing support service experience and, therefore, we will be dependent on outside contractors to meet those needs. We rely upon a third-party logistics distributor to provide customer service, order entry, shipping, billing, customer reimbursement assistance and managed care sales support. We cannot assure you that the integration of these marketing support services can be successfully coordinated. We further cannot assure you that we will ever be able to develop our own marketing and sales capabilities to an extent that we would not need to rely on third-party efforts, or that we will be able to maintain satisfactory arrangements with the third parties on whom we rely.

Our Operating Results Are Subject to Significant Fluctuations

        Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Fluctuation may result from a variety of factors, including:

  •
  our achievement of product development objectives and milestones;

  •
  demand and pricing for Rituxan and ZEVALIN;

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

  •
  amount and timing of our sales orders for ZEVALIN for customers in the United States and by Schering AG for customers outside the United States;

  •
  rate and success of product approvals;

  •
  timing of FDA approval, if any, of competitive products and the rate of market penetration of competing products;

  •
  collaboration obligations and copromotion payments we make or receive;

  •
  interest rate fluctuations;

  •
  foreign currency exchange rates; and

  •
  overall economic conditions.

        Our operating results during any one quarter do not necessarily suggest the anticipated results of future quarters. These results fluctuate periodically because our revenues are driven by the occurrence of events, for example, the achievement of product development milestones and the applicable profit-sharing allocations between us and our marketing partners Genentech and Schering AG.

We Face Uncertain Results of Clinical Trials of Our Potential Products

        Our future success depends in large part upon the results of clinical trials designed to assess the safety and efficacy of our potential products. The completion rate of clinical trials depends significantly upon the rate of patient enrollment. Our inability to enroll patients on a timely basis could result in increased expenses and product development delays, which could harm our business. We cannot assure you that patients enrolled in our clinical trials will respond to our products, that any product will be safe and effective or that data derived from the trials will be suitable for submission to the FDA or satisfactorily support a BLA, sBLA or NDA.

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

        Even if a trial is fully enrolled, significant uncertainties remain as to whether it will prove successful. In addition, the length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly and may be difficult to predict. Failure to comply with extensive FDA regulations may result in delay, suspension or cancellation of a trial or the FDA's refusal to accept test results. The FDA may also suspend our clinical trials at any time if it concludes that the participants are being exposed to unacceptable risks. Consequently, we cannot ensure that Phase I, Phase II, Phase III or Phase IV post-marketing testing will be completed timely or successfully, if at all, for any of our potential or existing products. Furthermore, success in preclinical and early clinical trials does not ensure that later phase or large-scale trials will be successful.

Our Industry is Intensely Competitive

        The biotechnology industry is intensely competitive and we may not be able to produce or acquire rights to new products with commercial potential. We compete with biotechnology and pharmaceutical companies that have been established longer than we have, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We also compete in the development of technologies and processes and in acquiring personnel and technology from academic institutions, government agencies, and other private and public research organizations. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours. We are aware that a competitor, Corixa Corporation, formerly Coulter Pharmaceuticals, Inc., has filed a revised BLA for Bexxar, trademark, (tositumomab, Iodine I 131 tositumomab) a radiolabeled murine antibody product for the treatment of non-Hodgkin's lymphoma, which may compete with Rituxan and ZEVALIN. We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphoma in development.

We May be Unable to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third-Party Patents and We are Involved in Patent Litigation

        Our ability and the abilities of our partners to obtain and maintain patent and other protection for our products will affect our success. We are assigned, have rights to, or have exclusive licenses to a number of U.S. and foreign patents and patent applications. However, these patent applications may not be approved and, even if approved, our patent rights may not be upheld in a court of law or may be narrowed if challenged. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors.

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

        In September 1999, an interference to determine priority of inventorship was declared in the United States Patent and Trademark Office, or USPTO, between Dartmouth University's patent application, which has been exclusively licensed to us, and Columbia University's patent, which we believe has been exclusively licensed to Biogen, Inc., relating to anti-CD40L antibodies. In October 2001, the USPTO issued a decision concluding that there was no interference between the Dartmouth application and the Columbia patent. We appealed the decision to the Court of Appeals, Federal Circuit in December 2001. If the decision of the USPTO is upheld, the Columbia patent will remain in force and could be asserted against us.

        We, along with other companies, have filed oppositions to a Japanese patent assigned to Immunex Corporation relating to anti-CD40L antibodies. We are also aware that oppositions have been filed in the European Patent Office, or EPO, to granted European applications that have been licensed to us. Each of these applications contain claims relating to the use of anti-CD40L antibodies as a therapeutic. Also, we are aware of an opposition that has been filed to a granted European patent application which names us as the applicant and which relates to Provax and therapeutic use thereof. This opposition has been heard by Oppositions Division of the EPO. The claims of the European patent covering Provax were narrowed, yet are still of sufficient scope to cover the Provax product. If the outcome of the interference or any of the oppositions is adverse, in whole or in part, it could result in the scope of some or all of the granted claims being limited, some or all of the granted claims being lost, the granted patent application not proceeding to a patent or, our competitors having patent claims that may be asserted against us.

        On September 10, 2001, we filed a complaint against GlaxoSmithKline, plc and another complaint against Corixa Corporation, Coulter Pharmaceutical, Inc., and the Regents of the University of Michigan, in federal court in the southern district of California. We are seeking declaratory judgment that ZEVALIN does not infringe patents held by the defendants and/or that the patents are invalid. On September 12, 2001, Corixa, Coulter and Glaxo filed a lawsuit against us in federal court in the district of Delaware alleging that ZEVALIN infringes their patents. This action has been transferred to San Diego and will be consolidated with our lawsuit. Corixa's lawsuit against us seeks to permanently enjoin us from selling ZEVALIN. We cannot predict or determine the outcome of this litigation. An unfavorable outcome could limit our ability to sell ZEVALIN and could require that we obtain a license from third parties to sell ZEVALIN.

        On May 28, 1999 and September 14, 2000, Glaxo filed two patent infringement lawsuits against Genentech. These suits assert that the manufacture, use, and sale of Rituxan infringes U.S. patents owned by Glaxo. The trial for the first of these suits concluded on May 4, 2001 with the jury unanimously finding that Rituxan does not infringe patents held by Glaxo. The jury also unanimously found that all of the patent claims that Glaxo asserted against Genentech were invalid. Glaxo has appealed this ruling. The judge has rescheduled the trial for the second suit to begin in late 2002. To date we have not been named in either of these suits. If Glaxo were to prevail in the second suit or on appeal of the first suit, it could be awarded a variety of remedies, including damages for past sales, requiring Genentech to obtain a license from Glaxo or obtaining an injunction against the sale of Rituxan. Because we rely on sales of Rituxan for substantially all of our revenue, an injunction would significantly harm our business. Further, if Genentech were required to obtain a license from Glaxo, our operating results in a particular quarter could be harmed as a result of any payment required for past royalties. Additionally, our long-term profitability could be harmed by reduced profit sharing under our collaboration agreement with Genentech as a result of future royalties and other payments to Glaxo.

        In addition, Glaxo has also sued Roche in Germany asserting that Rituxan infringes Glaxo's patents. On October 26, 2000, a German court handling the infringement phase of the suit issued a decision holding that the manufacture, use and sale of Rituxan infringes patents held by Glaxo. Roche has appealed the decision and the appeal is pending before the Court of Appeal. At the end of 2001, a German court handling the validity phase of the trial held that the three patents were invalid. Additionally, Roche has filed oppositions in the EPO to several of the Glaxo patents. Although we were not named in the suit, if Glaxo obtains an injunction precluding further sale of Rituxan in Europe, our business could be harmed.

        In addition to existing litigation, we are aware of several third-party patents and patent applications, to the extent they issue as patents, that if successfully asserted against us, may adversely affect our ability to make, use, offer to sell, sell and import our products. These third-party patents and patent applications may include:

  •
  three U.S. patents assigned to Glaxo and foreign counterparts relating to therapeutic uses of CHO-glycosylated human chimeric, CDR-grafted or bi-specific antibodies;

  •
  two U.S. patents assigned to Glaxo and foreign counterparts directed to methods of growing CHO cells in media that is free from components obtained directly from an animal source;

  •
  seven U.S. patents assigned to Corixa and the Regents of the University of Michigan; one that relates to compositions comprising radiolabeled antibodies directed to CD20 antigen; a second which relates to methods of treating lymphoma with anti-CD20 antibodies in combination with an anti-CD20 radiolabeled antibody, an apoptosis-inducing agent, external beam radiation, or a chemotherapeutic agent; three patents directed to methods of treating lymphoma comprising imaging the distribution of a radiolabeled anti-CD20 antibody followed by the administration of radiolabeled antibodies directed to the CD20 antigen in non myelo-suppressive doses; and two patents are directed to methods for establishing optimal radiation doses in the radiotheraputic treatment of disease.

  •
  a U.S. patent and foreign counterparts filed by Bristol-Myers Squibb Company that relate to ligands to a B7.1 antigen;

  •
  two U.S. patents assigned to Columbia University, one of which is involved in the interference described above involving the Dartmouth patent application, and a Japanese patent assigned to Immunex, which we believe have been exclusively licensed to Biogen, related to monoclonal antibodies to the 5C8 antigen found on T cells and methods of their use. We believe the 5C8 antigen and CD40L, the target for our IDEC-131 antibody, are both expressed on the surface of activated T cells; and

  •
  a number of issued U.S. and foreign patents that relate to various aspects of radioimmunotherapy of cancer and to methods of treating patients with anti-CD4 antibodies.

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

        If it were ultimately determined that our claimed intellectual property rights are unenforceable, or that our use of our products infringes on the rights of others, we may be required or may desire to obtain licenses to patents and other intellectual property held by third parties to develop, manufacture and market our products. We may not be able to obtain these licenses on commercially reasonable terms, if at all, and any licensed patents or intellectual property that we may obtain may not be valid or enforceable. In addition, the scope of intellectual property protection is subject to scrutiny and challenge by courts and other governmental bodies. Litigation and other proceedings concerning patents and proprietary technologies can be protracted, expensive and distracting to management and companies may sue competitors as a way of delaying the introduction of competitors' products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time consuming and could harm or business.

Failure to Obtain Product Approvals or Comply with Government Regulations Could Harm Our Business

        As pharmaceutical companies, we as well as our partners, contract manufacturers and suppliers are subject to extensive, complex, costly and evolving governmental rules, regulations and restrictions administered by the FDA, by federal and state agencies, and governmental authorities in other countries. In the United States, our products cannot be marketed until they are approved by the FDA. Obtaining FDA approval involves the submission, among other information, of the results of preclinical and clinical studies on the product, and requires substantial time, effort and financial resources. Before approval of an NDA or BLA, the FDA will also perform prelicensing inspections of our facility and our contract manufacturers, suppliers and fill/finish provider's facilities to determine compliance with cGMP. Rituxan and ZEVALIN are our only products that have received FDA approval, and we cannot assure you that our product candidates will be approved either in the United States or in other countries in a timely fashion, if at all.

        Our failure or the failure of our partners, contract manufacturers or suppliers to meet FDA requirements would preclude our ability to sell Rituxan and ZEVALIN, which would harm our business. Further, we cannot be certain that our sole commercial supplier of the radioisotope for ZEVALIN will maintain the required approvals for the manufacture of the radioisotope required to be used in conjunction with ZEVALIN. In addition, we, as well as our partners, contract manufacturers and suppliers, are subject to numerous FDA requirements covering, among other things, testing, manufacturing, quality control, labeling and continuing promotion of drugs, and to government inspection at all times. Failure to meet or comply with any rules, regulations or restrictions of the FDA or other agencies could result in:

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

We May Not be Able to Successfully Develop and Commence Operations of Our New Manufacturing and Clinical Facilities

        We purchased a 60-acre parcel of land and a 43,000 square foot building on adjacent property on which we intend to develop manufacturing and clinical facilities. We have limited experience in developing these types of facilities and may not be able to successfully develop or commence operations at these facilities. If we fail to successfully develop or commence operations at these new facilities, we may be unable to commercialize or meet demands for future products, if any. We may encounter difficulties in designing, constructing and initiating our manufacturing facilities, including:

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

Volatility of Our Stock Price

        The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the market price of our common stock fluctuated between $32.63 per share and $75.00 per share during the year ended December 31, 2001. The market price of our common stock likely will continue to fluctuate due to a variety of factors, including:

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

        We are required by the terms of our convertible promissory notes, following a change in control occurring on or before February 16, 2004, to purchase any convertible promissory note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of repurchase. We may not have sufficient funds at that time or may not be able to raise sufficient funds to make these repurchases.

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

We Have Adopted Several Anti-takeover Measures and Our Convertible Promissory Notes May Have A Further Anti-takeover Effect

        We have taken a number of actions that could discourage a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example, we reincorporated into Delaware, which subjects us to Section 203 of the Delaware General Corporation Law, providing that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in the code section. In addition, we have adopted a stockholder rights plan that was amended and restated as of July 26, 2001 that would cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors. In addition, our board of directors has the authority to issue, without vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock. Although we currently have 48,014 shares of non-voting convertible preferred stock outstanding, which were convertible into 2,880,840 shares of common stock as of December 31, 2001, the board of directors has no present intention of issuing any additional shares of preferred stock. However, the board of directors may issue additional series of preferred stock in the future. In addition, our copromotion arrangement with Genentech provides Genentech with the option to buy the rights to Rituxan in the event that we undergo a change of control, which may limit our attractiveness to potential acquirers.

        We are required by the terms of our convertible promissory notes, following a change in control occurring on or before February 16, 2004, to purchase any convertible promissory note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of repurchase. This feature of our convertible promissory notes may have an anti-takeover effect.

Item 2. Properties.

        We currently lease approximately 315,000 square feet of administrative, laboratory, manufacturing and warehouse space at four locations in San Diego, California. In September 2000, we purchased a 60-acre site in Oceanside, California, where we plan to build a large-scale manufacturing facility. In addition, we purchased a 43,000 square foot building to house our future clinical manufacturing area and approximately 42.6 acres for a proposed corporate headquarters and research and development campus. Our primary research facilities and manufacturing plant are located at 11011 Torreyana Road in San Diego, California. This facility is leased under a 15-year operating lease that commenced in 1993. We have the option to extend the term of this lease for two consecutive periods of five years each. In August 1996, we entered into a 7-year operating lease for additional administrative and warehouse space at 3030 Callan Road in San Diego, California and amended the lease in October 1999 to include adjacent space for our primary executive offices and to extend the term from 7 years to 13 years and 8 months. We have the option to extend the term of this lease for two consecutive periods of five years each. In June 1999, we entered into a 10-year operating lease for an additional research and development facility at 3010 Science Park Road in San Diego, California. We have the option to extend the term of this lease for two consecutive periods of five years each. In February 2002, we entered into a 4-year operating lease for additional administrative space at 10996 Torreyana Road in San Diego, California.

Item 3. Legal Proceedings.

        (a)  On May 28, 1999, GlaxoWellcome plc filed a patent infringement lawsuit against Genentech in the U.S. District Court in Delaware. The suit asserted that Genentech infringes four U.S. patents owned by Glaxo. Two of the patents relate to the use of specific kinds of monoclonal antibodies for the treatment of human disease, including cancer. The other two patents asserted against Genentech relate to preparations of specific kinds of monoclonal antibodies which are made more stable and the methods by which such preparations are made. A trial for this suit concluded on May 4, 2001 with the jury unanimously finding that Rituxan does not infringe patents held by Glaxo. The jury also unanimously found all the patent claims that Glaxo asserted against Genentech were invalid. Glaxo has appealed the ruling.

        On September 14, 2000, Glaxo filed another patent infringement lawsuit against Genentech in the U.S. District Court in Delaware. This suit asserts that Genentech infringes Glaxo's patents related to specific methods for culturing CHO cells. The judge has scheduled the trial for this suit to begin in late 2002. To the extent that either suit relates to the manufacture, use and sale of Rituxan, and depending on the suit's outcome, our copromotion profits related to Rituxan could be harmed. To date, we have not been named in either suit.

        In addition, Glaxo sued Roche in Germany and has asserted that Rituxan infringes Glaxo's patents. On October 26, 2000, a German court issued a decision holding that the manufacture, use and sale of Rituxan infringes patents held by Glaxo. Roche has appealed the decision and the appeal is pending before the Court of Appeal. If Glaxo elects to enforce the decision, it must post a $6.4 million bond. At the end of 2001, a German court handling the validity phase of the trial held that the three patents were invalid. Although we were not named in the suit, if Glaxo obtains an injunction precluding further sale of Rituxan, or if it requires Roche to pay licensing fees for the further sale of Rituxan in Europe by Roche, our business could be harmed.

        On September 10, 2001, we filed two separate suits in the federal district court in the Southern District of California seeking declaratory judgment for patent non-infringement and invalidity. One suit is against Corixa Corporation, Coulter Pharmaceuticals, Inc., and University of Michigan regarding six patents on products and processes relating to radioimmunotherapy. The second suit is against GlaxoSmithKline on two patents relating to cell culture media.

        The first lawsuit seeks a declaration that ZEVALIN and its use in the treatment of various B-cell non-Hodgkin's lymphomas do not infringe Corixa's issued U.S. patents and a further declaration that Corixa's patents are invalid. The second lawsuit seeks a declaration that our manufacture of ZEVALIN does not infringe GlaxoSmithKline's issued U.S. patents and further that GlaxoSmithKline's patents are invalid.

        On September 12, 2001, SmithKline Beecham Corporation (d/b/a/ GlaxoSmithKline), Corixa and the University of Michigan filed a lawsuit in the federal district court in the District of Delaware against us for patent infringement. The lawsuit claims that we infringe three of the six patents which are the subject of our Declaratory Judgment action against Corixa. The lawsuit seeks damages and to permanently enjoin us from commercializing ZEVALIN. This action has been transferred to San Diego and will be consolidated with our lawsuit.

        In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities. While the outcome of any such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any such existing matters would have a material adverse effect on our business or financial condition.

        (b)  No material legal proceedings were terminated in the fourth quarter of 2001.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our stockholders during the last quarter of the year ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  (a)
  Market Information

        Our common stock trades on The Nasdaq Stock Market under the symbol "IDPH." The following table shows the high and low sales price for our common stock as reported by The Nasdaq Stock Market for the years ended December 31, 2001 and 2000. The high and low sales price for year ended December 31, 2000 has been restated to reflect our three-for-one stock split effected by way of a stock dividend in January 2001.

	Common Stock Price
	2001		2000
	High	Low	High	Low
First Quarter	$67.56	$32.63	$57.67	$25.00
Second Quarter	75.00	33.50	42.88	18.54
Third Quarter	69.60	44.78	60.04	36.75
Fourth Quarter	73.32	47.07	77.65	50.38
  (b)
  Holders

        As of January 31, 2002 there were approximately 379 stockholders of record of our common stock.

  (c)
  Dividends

        We have not paid cash dividends since our inception. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any dividends in the foreseeable future.

  (d)
  Recent sales of unregistered securities. None

Item 6. Selected Financial Data.

        The following tables show certain financial data with respect to our Company. The selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

	Years ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share amounts)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
Revenues from unconsolidated joint business	$251,428	$132,782	$93,197	$53,813	$9,266
Contract revenues	9,899	15,400	10,806	14,846	11,840
License fees	11,350	6,500	14,000	18,300	23,500

Total revenues	272,677	154,682	118,003	86,959	44,606

Operating costs and expenses:
Manufacturing costs	—	2,134	14,277	19,602	18,875
Research and development	86,299	68,922	42,831	31,485	32,407
Selling, general and administrative	55,241	27,767	19,478	16,968	11,320

Total operating costs and expenses	141,540	98,823	76,586	68,055	62,602

Income (loss) from operations	131,137	55,859	41,417	18,904	(17,996)
Interest income, net	30,467	13,488	4,189	2,996	2,572

Income (loss) before income tax provision	161,604	69,347	45,606	21,900	(15,424)
Income tax provision	59,945	11,939	2,449	422	114

Income (loss) before cumulative effect of accounting change	101,659	57,408	43,157	21,478	(15,538)
Cumulative effect of accounting change, net of income tax benefit of $481	—	(9,263)	—	—	—

Net income (loss)	$101,659	$48,145	$43,157	$21,478	$(15,538)

Basic earnings (loss) per share(1):
Before cumulative effect of accounting change	$0.67	$0.43	$0.35	$0.18	$(0. 14)
Cumulative effect of accounting change	—	(0.07)	—	—	—

Basic earnings (loss) per share	$0.67	$0.36	$0.35	$0.18	$(0. 14)

Diluted earnings (loss) per share(1):
Before cumulative effect of accounting change	$0.59	$0.36	$0.29	$0.15	$(0. 14)
Cumulative effect of accounting change	—	(0.06)	—	—	—

Diluted earnings (loss) per share	$0.59	$0.30	$0.29	$0.15	$(0. 14)

Shares used in calculation of earnings (loss) per share:
Basic	150,756	134,880	124,146	119,028	112,434
Diluted	181,481	159,310	151,287	140,262	112,434

(1)
Earnings (loss) per share for years ended December 31, 2000, 1999, 1998 and 1997 have been restated to reflect our three-for-one stock split effected by way of a stock dividend in January 2001.

	December 31,
	2001	2000	1999	1998	1997
	(In thousands)
CONSOLIDATED BALANCE SHEETS DATA:
Cash, cash equivalents and securities available-for-sale	$866,607	$750,526	$246,286	$73,502	$69,657
Total assets	1,141,216	856,406	307,074	125,273	106,013
Notes payable, less current portion	135,977	128,888	122,910	2,095	3,886
Retained earnings (accumulated deficit)	115,086	13,427	(34,718)	(77,875)	(99,353)
Total stockholders' equity	956,479	694,619	159,978	106,428	80,679

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K.

Overview

        We are primarily engaged in the research, development, manufacture and commercialization of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases.

        In February 2002, we received FDA approval to market our second product, ZEVALIN, in the United States. We will market ZEVALIN as one product which will be comprised of two components, an imaging component for use with Indium-111 and a therapeutic component for use with Yttrium-90.

        We have retained all U.S. marketing and distribution rights to ZEVALIN and have granted marketing and distribution rights outside the U.S. to Schering AG. In January 2001, the EMEA accepted for filing the ZEVALIN MAA, submitted by Schering AG in the European Union. In March 2002, the "Summary of Product Characteristics" was approved by the European CPMP for the treatment of adult patients with Rituximab relapsed or refractory CD20+ follicular B-cell NHL. The CPMP's final approval is pending and subject to a GMP inspection at DSM Pharmaceuticals.

        Our product Rituxan is being copromoted in the United States under a joint business arrangement with Genentech, where we receive a share of the pretax copromotion profits. Under the copromotion arrangement we share responsibility with Genentech for the sale and continued development of Rituxan in the United States. Continued development of Rituxan includes conducting supportive research on Rituxan, post-approval clinical studies and obtaining potential approval of Rituxan for additional indications. Genentech provides the support functions for the commercialization of Rituxan in the United States including marketing, customer service, order entry, distribution, shipping and billing. Since September 1999, Genentech has been responsible for all worldwide manufacturing of Rituxan. Since the transfer of the manufacturing of Rituxan to Genentech, we have been using our manufacturing capacity for production of specification-setting lots and pre-commercial inventory of ZEVALIN antibodies and production of other proteins for clinical trials. Under the terms of separate agreements with Genentech, Roche is responsible for the commercialization of Rituxan outside the United States, except in Japan where it continues development and copromotes Rituxan in collaboration with Zenyaku. We receive royalties on Rituxan sales outside the United States.

        Our revenues include revenues from unconsolidated joint business, contract revenues and license fees. Until the commercialization of Rituxan, a substantial portion of our revenues had been derived from contract revenues and license fees. However, since the commercialization of Rituxan in November 1997, our revenues have depended primarily upon the sale of Rituxan.

        We have incurred increasing annual operating expenses and, with the commercialization of Rituxan and ZEVALIN, we expect these trends to continue. Since our inception in 1985, through 1997, we incurred annual operating losses. Our ongoing profitability will be dependent upon the continued

commercial success of Rituxan, the commercial success of ZEVALIN, if successful, product development, revenues from the achievement of product development objectives and licensing transactions. As of December 31, 2001, we had retained earnings of $115.1 million.

Critical Accounting Principles and Estimates

        In response to the Securities and Exchange Commission's Release Numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, accounting for income taxes including the related valuation allowance, accruals for compensation and related benefits, and contingencies and litigation. We explain these accounting policies in the notes to our consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue recognition:    Revenues from unconsolidated joint business include our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech, revenue from bulk Rituxan sales to Genentech through March 2000, reimbursement from Genentech of our Rituxan-related sales force and development expenses and royalty revenue from Roche on sales of Rituximab outside the United States. Revenue from bulk Rituxan sales was recognized when Genentech accepted the bulk Rituxan. Under the copromotion arrangement, all U.S. sales of Rituxan and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us.

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

        License fees include nonrefundable fees from product development milestone payments and nonrefundable fees from the sale of product rights under collaborative development and license agreements with our strategic partners. Nonrefundable up-front fees from the sale of product rights are recorded as deferred revenue upon receipt and recognized as revenue over future periods as required by the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. Included in license fees are nonrefundable product development milestone payments which are recognized upon the achievement of product development milestone objectives as stipulated in agreements with our strategic partners. Product development milestone objectives vary in each of our agreements. The achievement of product development milestone objectives that may lead to the recognition of license fee revenues include:

  •
  the achievement of preclinical research and development objectives;

  •
  the initiation of various phases of clinical trials;

  •
  the filing of an IND application, BLA or NDA;

  •
  the filing of drug license applications in foreign territories; and

  •
  obtaining United States or foreign regulatory product approvals.

        Accounting for income taxes:    As part of the process of preparing our consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we may include an expense within the tax provision in the statement of operations.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $70.7 million as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. Our estimates of taxable income are derived from, among other items, our estimates of deductions related to stock options. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to establish an additional valuation allowance which could materially impact our financial position and results of operations. The net deferred tax asset as of December 31, 2001 was $67.0 million, net of a valuation allowance of $70.7 million.

Results of Operations

        Revenues from Unconsolidated Joint Business:    Revenues from unconsolidated joint business for the years ended December 31, 2001, 2000 and 1999, consist of the following (table in thousands):

	2001	2000	1999
Copromotion profits	$228,614	$113,221	$67,595
Bulk Rituxan sales	—	2,078	12,776
Reimbursement of selling and development expenses	8,160	9,322	8,273
Royalty revenue on sales of Rituximab outside the U.S.	14,654	8,161	4,553

	$251,428	$132,782	$93,197

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

        Rituxan net sales to third-party customers in the United States recorded by Genentech for 2001 amounted to $779.0 million compared to $424.3 million in 2000 and $262.7 million in 1999. The increase in 2001 was primarily due to increased market penetration in treatments of B-cell NHL and CCL and a three percent increase in the wholesale price of Rituxan in March 2001. The increase in 2000 was primarily due to increased market penetration in treatments of B-cell NHL and a five percent increase in the wholesale price of Rituxan in May 2000.

        Our royalty revenue on sales of Rituximab outside the U.S. is based on Roche's end-user sales and is recorded with a one-quarter lag.

        Contract Revenues:    Contract revenues totaled $9.9 million in 2001 compared to $15.4 million in 2000 and $10.8 million in 1999. The decrease in contract revenues in 2001 resulted primarily from decreased funding under our collaboration and license agreement with Schering AG, partially offset by increased funding under our collaborative development agreement with Mitsubishi. The increase in contract revenues in 2000 compared to 1999 was primarily the result of funding under our collaboration and license agreement with Schering AG and our collaborative research and development agreement with Taisho, partially offset by the decreased funding under a collaborative agreement with Eisai.

        License Fees:    License fees totaled $11.4 million in 2001 compared to $6.5 million in 2000 and $14.0 million in 1999. License fees in 2001 consist primarily of payments received from Eisai and revenue from Schering AG that was previously recognized in 1999, see— "Cumulative Effect of Accounting Change—" below, for the achievement of product development milestone objectives, and the receipt of a $5.0 million milestone payment from Schering AG when the EMEA accepted for filing the submission of a MAA for approval of ZEVALIN in Europe. License fees in 2000 consisted solely of revenue from Schering AG that was previously recognized in 1999, see— "Cumulative Effect of Accounting Change—" below. License fees in 1999 consisted primarily of a $13.0 million up-front licensing fee from Schering AG for the development and commercialization of ZEVALIN outside the United States.

        Contract revenues and license fees may vary from year to year and are, in part, dependent upon achievement of research and development objectives or the consummation of new corporate alliances. The magnitude and timing of contract revenues and license fees may influence our achievement and level of profitability. We continue to pursue other collaborative and license arrangements, however, we cannot assure you that any of these arrangements will be realized.

        Manufacturing Costs:    There were no manufacturing costs recorded for 2001 compared to $2.1 million in 2000 and $14.3 million in 1999. Our manufacturing costs recorded in 2000 related to production of bulk Rituxan sold to Genentech and were recognized when Genentech accepted the bulk Rituxan inventory. The decrease in manufacturing costs in 2000 from 1999 was due to the transfer of all worldwide manufacturing responsibilities for bulk Rituxan to Genentech in September 1999. The final lots of bulk Rituxan manufactured by us during the third quarter of 1999 were accepted by Genentech during the first quarter of 2000. Since the transfer of all worldwide manufacturing responsibilities for bulk Rituxan to Genentech, and prior to receiving FDA approval for ZEVALIN in February 2002, we used our manufacturing capacity for production of specification setting lots and pre-commercial inventory of ZEVALIN antibodies and production of other proteins for clinical trials. Those manufacturing expenses have been recorded as research and development expenses. Manufacturing costs are expected to increase in the future due to commercialization of ZEVALIN.

        Research and Development:    Research and development expenses totaled $86.3 million in 2001 compared to $68.9 million in 2000 and $42.8 million in 1999. The increase in research and development expenses in 2001 is primarily due to increased clinical testing of our various products under development, development costs for ZEVALIN, personnel expenses and expansion of our facilities. The increase in research and development expenses in 2000 from 1999 was primarily due to ZEVALIN-related manufacturing and process development expenses, technology in-licensing and expansion of our facilities. In the future we expect to continue incurring substantial additional research and development expenses due to:

  •
  continuing development programs for ZEVALIN;

  •
  the expansion or addition of research and development programs;

  •
  technology in-licensing;

  •
  regulatory-related expenses;

  •
  the expansion of clinical manufacturing capabilities;

  •
  facilities expansion; and

  •
  preclinical and clinical testing of our various products under development.

        Selling, General and Administrative:    Selling, general and administrative expenses totaled $55.2 million in 2001 compared to $27.8 million in 2000 and $19.5 million in 1999. Selling, general and administrative expenses increased in 2001 primarily due to increased marketing and administrative expenses related to the commercialization of ZEVALIN, sales expenses to support Rituxan, legal expenses to defend ZEVALIN patent issues and general increases in general and administrative expenses to support overall organizational growth. Selling, general and administrative expenses increased in 2000 primarily due to increased legal and patent filing fees and increases in sales and marketing expenses resulting from the commercialization of Rituxan. Selling, general and administrative expenses are expected to increase in the foreseeable future to support the following:

  •
  expanded growth of our sales force;

  •
  marketing and administration related to the commercialization of ZEVALIN;

  •
  manufacturing capacity;

  •
  clinical trials;

  •
  research and development; and

  •
  legal fees to protect or enforce our intellectual property rights for ZEVALIN and our product candidates.

        Interest Income/Expense:    Interest income totaled $37.8 million in 2001 compared to $20.5 million in 2000 and $10.2 million in 1999. The increase in interest income in 2001 and 2000 is primarily due to higher average balances in cash, cash equivalents and securities available-for-sale resulting from the sale of 7.8 million shares of common stock in November 2000, cash provided by operations and cash provided from the issuance of common stock under employee stock option and purchase plans. The average interest rates earned on our investments in 2001 decreased from the average interest rates earned on our investments in 2000 as a result of declining market interest rates.

        Interest expense totaled $7.3 million in 2001 compared to $7.1 million in 2000 and $6.1 million in 1999. The increase in interest expense in 2001 and 2000 is primarily due to noncash interest charges relating to the convertible promissory notes offering in February 1999. Interest expense is expected to increase in the future due to noncash interest charges from our convertible promissory notes.

        Income Tax Provision:    Our effective tax rate in 2001 was approximately 37% compared to 17% percent in 2000 and five percent in 1999. The increase in our effective tax rate for 2001 primarily resulted from changes in the valuation allowance that resulted in a lower tax rate in 2000. Our tax rate for 2001 differed from a normal statutory rate due to the generation of research and development tax credits. The tax rate of 17% in 2000 is higher than the comparable tax rate of five percent in 1999 due to greater changes in valuation allowance in 1999 than in 2000. Our net operating loss carryforwards available to offset future taxable income at December 31, 2001 were approximately $174.0 million for federal income tax purposes and begin to expire in 2009. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate this annual limitation to result only in a slight deferral in the utilization of our net operating loss carryforwards and tax credits.

        Cumulative Effect of Accounting Change:    In the fourth quarter of 2000, we implemented SAB No. 101, which became effective as of January 1, 2000. SAB No. 101 established new guidelines in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 provides that nonrefundable up-front fees received under collaborative agreements be recorded as deferred revenue upon receipt and recognized as revenue over future periods. Prior to the implementation of SAB No. 101, we recognized certain nonrefundable up-front fees upon receipt as license fee revenue. The cumulative effect of this accounting change on years prior to 2000 resulted in a charge of $9.3 million (net of a $0.5 million income tax effect), that was reflected effectively in the first quarter of 2000, of which $6.5 million and 3.3 million was recognized as license fee revenue in 2000 and 2001, respectively. This accounting change is directly related to the $13.0 million up-front license fee received from Schering AG and recognized as license fee revenue in 1999.

Liquidity and Capital Resources

        We have financed our operating and capital expenditures since inception principally through sales of equity securities, profits from our copromotion arrangement with Genentech related to the sales of Rituxan, license fees, contract revenues, lease financing transactions, debt financing transactions and interest income. We expect to finance our current and planned operating requirements principally through cash on hand, anticipated funds from our copromotion arrangement with Genentech, anticipated funds from commercial sales of ZEVALIN and with funds from existing collaborative agreements and contracts. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. Existing collaborative research agreements and contracts, however, could be canceled by the contracting parties. In addition, we may, from time to time seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. Additional funds may not be obtainable through these sources on acceptable terms if at all. If adequate funds are not available from the copromotion arrangement, operations or additional sources of financing, our business could be harmed. Our working capital and capital requirements will depend upon numerous factors, including:

  •
  the continued commercial success of Rituxan;

  •
  the commercial success of ZEVALIN;

  •
  timing and expense of obtaining regulatory approvals;

  •
  financing alternatives available for the construction of our large-scale manufacturing facilities and corporate headquarters and research and development campus;

  •
  the progress of our preclinical and clinical testing;

  •
  fluctuating or increasing manufacturing requirements and research and development programs;

  •
  levels of resources that we devote to the development of manufacturing, sales and marketing capabilities, including resources devoted to the commercial launch of ZEVALIN;

  •
  technological advances;

  •
  status of competitors; and

  •
  our ability to establish collaborative arrangements with other organizations.

        Until required for operations, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and United States government instruments and other readily marketable debt instruments in accordance with our investment policy.

        At December 31, 2001, we had $866.6 million in cash, cash equivalents and securities available-for-sale compared to $750.5 million at December 31, 2000. Sources of cash, cash equivalents and securities available-for-sale during the year ended December 31, 2001 included $153.8 million from operations and $28.1 million from the issuance of common stock under employee stock option and purchase plans. Uses of cash, cash equivalents and securities available-for-sale during the year ended December 31, 2001 included $67.4 million used to purchase property and capital equipment and $0.7 million used to pay notes payable.

        Under the terms of our agreement with MDS Canada, we are obligated to make periodic payments into an escrow account. These funds secure certain obligations we have under the agreement regarding minimum annual purchases and MDS Canada's establishment of a new facility to supply us with Yttrium-90. In general, our required escrow deposits will decrease over time if we satisfy portions of our minimum annual purchase commitment. As of March 31, 2002, we have paid $5.0 million into this escrow fund.

        In April 2001, we purchased a 43,000 square foot facility to house our future clinical manufacturing area. We anticipate that we will have to invest approximately $50.0 million in 2002 to fund construction of building improvements for this new facility and expect to pay for these costs through our working capital.

        In September 2001, we purchased approximately 42.6 acres in San Diego for a proposed corporate headquarters and research and development campus. Additional costs we expect to incur in connection with this campus include design, development and construction costs, as well as the purchase and installation of equipment and furnishings for the campus. We estimate these costs at approximately $100.0 million over a two-year period. We expect to pay for these costs in part from our working capital and we presently are evaluating financing the remaining costs for this campus through any number of financing arrangements, including a sale of equity or debt securities, financings with banks or other financial institutions or an off balance sheet lease arrangement that will likely involve using cash on hand as collateral. We cannot assure you that financing for this campus will be obtained on acceptable terms, if at all. In the third quarter of 2001, we began preliminary site engineering preparations for the campus, which could potentially expand to over 750,000 square feet of facilities. The first phase of construction is expected to be completed in early 2004.

        In September 2000, we purchased a 60-acre site in Oceanside for approximately $18.9 million in cash. We plan to build a large-scale manufacturing facility at the location, which we anticipate using to commercialize our products currently in clinical trials if they are approved by the FDA. Additional costs we expect to incur in connection with this facility include design, development, construction, validation and start-up costs, as well as the purchase and installation of equipment and furnishings for the facility. We estimate these costs at over $400.0 million over a four-year period. We expect to pay for these costs in part from our working capital and we are presently evaluating financing alternatives including a sale of equity or debt securities, financings with banks or other financial institutions or an off balance sheet lease arrangement that will likely involve using cash on hand as collateral. We cannot assure you that financing for this facility will be obtainable on acceptable terms, if at all. In the first quarter of 2001, we began preliminary site engineering preparations for the first phase of development, which is anticipated to be approximately 450,000 square feet of facility space for manufacturing, warehousing, utilities, maintenance, laboratories and offices. We expect the first phase of the new facility to be mechanically completed in 2004, followed by commissioning and validation in 2005 and 2006. This expansion will allow us to better control the manufacture of our products, reducing our reliance on contract manufacturers, as well as to reduce commercial risk.

        In February 1999, we raised through the sale of convertible promissory notes approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million. The convertible promissory notes are zero coupon and were priced with a yield to maturity of 5.5% annually. Upon maturity, the convertible promissory notes will have an aggregate principal face value of $345.0 million. Each $1,000 aggregate principal face value convertible promissory note is convertible at the holders' option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36. We are required under the terms of the convertible promissory notes, following a change in control occurring on or before February 16, 2004, to purchase any convertible promissory note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of purchase. Additionally, the holders of the convertible promissory notes may require us to purchase the convertible promissory notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with us having the option to repay the convertible promissory notes plus accrued original issue discount in cash, our common stock or a combination thereof. We have the right to redeem the convertible promissory notes on or after February 16, 2004.

        In October 1992, we entered into a collaborative research and license agreement with GlaxoSmithKline related to the development and commercialization of compounds based on our PRIMATIZED anti-CD4 antibodies. In February 2000, we amended and restated our agreement with GlaxoSmithKline which resulted in all anti-CD4 program rights, including those for IDEC-151, being returned to us. We will receive no further funding from GlaxoSmithKline under the restated agreement. As part of the restated agreement, GlaxoSmithKline has the option to negotiate commercialization and copromotion rights with us for the first compound based on our PRIMATIZED anti-CD4 antibodies to complete a Phase II study. If we do not commercialize and copromote the compound with GlaxoSmithKline, we will pay GlaxoSmithKline royalties on sales and licensees by us or our affiliates on products emerging from the rights returned to us under the restated agreement.

        We had future minimum lease payment obligations under our operating leases of $56.9 million as of December 31, 2001. Additionally, in February 2002, we entered into a lease agreement in which we will pay $7.1 million over the next four years.

        At December 31, 2001 and 2000, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We do not have relationships or transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties other than what is disclosed in "Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 8."

New Accounting Standards

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," or Statement No. 143, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated asset retirement costs. The standard applies to tangible long-lived assets that have a legal obligation associated with their retirement that results from the acquisition, construction or development or normal use of the assets. We are required and plan to adopt the provisions of Statement No. 143 effective January 1, 2003. It is not anticipated that the financial impact of this statement will have a material effect on our consolidated financial statements.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or Statement No. 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets, including discontinued operations. While Statement No. 144 supersedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," or Opinion No. 30, for the disposal of a segment of a business. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. It is not anticipated that the financial impact of this statement will have a material effect on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and the cost of our debt.

        At December 31, 2001, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio containing financial instruments in which the majority have original maturities of greater than three months but less than 24 months. These financial instruments, principally comprised of corporate obligations and to a lesser extent foreign and U.S. government obligations, are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical ten percent change in interest rates during the year ended December 31, 2001, would have resulted in approximately a $3.6 million change in pretax income. We have not used derivative financial instruments in our investment portfolio.

        Our long-term debt totaled $136.0 million at December 31, 2001 and was comprised solely of the convertible promissory notes which bears interest at a rate of 5.5%. Due to the fixed rate nature of the convertible promissory notes, an immediate ten percent change in interest rates would not have a material effect on our financial condition or results of operations.

        Underlying market risk exists related to an increase in our stock price or an increase in interest rates may make conversion of the convertible promissory notes to common stock beneficial to the convertible promissory notes holder. Conversion of the convertible promissory notes would have a dilutive effect on our earnings per share and book value per common share.

Item 8. Consolidated Financial Statements and Supplementary Data:

IDEC Pharmaceuticals Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2001	2000	1999
Revenues:
Revenues from unconsolidated joint business	$251,428	$132,782	$93,197
Contract revenues	9,899	15,400	10,806
License fees	11,350	6,500	14,000

Total revenues (including related party revenues of $251,449, $132,782 and $93,336 in 2001, 2000 and 1999, respectively)	272,677	154,682	118,003

Operating costs and expenses:
Manufacturing costs	—	2,134	14,277
Research and development	86,299	68,922	42,831
Selling, general and administrative	55,241	27,767	19,478

Total operating costs and expenses	141,540	98,823	76,586

Income from operations	131,137	55,859	41,417
Interest income	37,771	20,541	10,247
Interest expense	(7,304)	(7,053)	(6,058)

Income before income tax provision and cumulative effect of accounting change	161,604	69,347	45,606
Income tax provision	59,945	11,939	2,449

Income before cumulative effect of accounting change	101,659	57,408	43,157
Cumulative effect of accounting change, net of income tax benefit of $481 in 2000	—	(9,263)	—

Net income	$101,659	$48,145	$43,157

Basic earnings per share:
Before cumulative effect of accounting change	$0.67	$0.43	$0.35
Cumulative effect of accounting change	—	(0.07)	—

Basic earnings per share	$0.67	$0.36	$0.35

Diluted earnings per share:
Before cumulative effect of accounting change	$0.59	$0.36	$0.29
Cumulative effect of accounting change	—	(0.06)	—

Diluted earnings per share	$0.59	$0.30	$0.29

Shares used in calculation of earnings per share:
Basic	150,756	134,880	124,146
Diluted	181,481	159,310	151,287
Pro forma amounts, assuming retroactive application of accounting change:
Net income	$101,659	$57,408	$33,894
Earnings per share:
Basic	$0.67	$0.43	$0.27
Diluted	$0.59	$0.36	$0.22
Shares used in calculation of earnings per share:
Basic	150,756	134,880	124,146
Diluted	181,481	159,310	151,287

See accompanying notes to consolidated financial statements.

IDEC Pharmaceuticals Corporation and Subsidiary
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$425,999	$401,052
Securities available-for-sale	197,824	180,286
Contract revenue receivables, net	993	1,697
Due from related parties	67,651	41,753
Prepaid expenses and other current assets	7,576	6,470

Total current assets	700,043	631,258
Long-term securities available-for-sale	242,784	169,188
Property and equipment, net	108,588	47,514
Deferred tax assets	75,532	—
Restricted cash, investments and other assets	14,269	8,446

	$1,141,216	$856,406

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable	$—	$743
Accounts payable	3,866	1,737
Accrued expenses	27,616	16,071
Deferred revenue	3,807	4,494

Total current liabilities	35,289	23,045

Notes payable, less current portion	135,977	128,888
Deferred rent	2,853	2,752
Deferred tax liability	8,488	5,620
Other long-term liabilities	2,130	1,482
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $0.001 par value, 8,000 shares authorized; 48 shares and 153 shares issued and outstanding at December 31, 2001 and 2000, respectively; $6,666 and $14,416 liquidation value at December 31, 2001 and 2000, respectively	—	—
Common stock, $0.0005 par value, 500,000 shares authorized; 152,775 shares and 146,866 shares issued and outstanding at December 31, 2001 and 2000, respectively	76	73
Additional paid-in capital	840,232	680,602
Accumulated other comprehensive income	1,085	517
Retained earnings	115,086	13,427

Total stockholders' equity	956,479	694,619

	$1,141,216	$856,406

See accompanying notes to consolidated financial statements.

IDEC Pharmaceuticals Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Convertible Preferred Stock
			Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
					Additional Paid-in Capital			Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 1998	228	—	120,726	60	184,242	1	(77,875)	106,428

Comprehensive income:
Net income	—	—	—	—	—	—	43,157	43,157
Unrealized losses on securities available-for-sale	—	—	—	—	—	(544)	—	(544)

Comprehensive income								42,613

Issuance of common stock under stock option and stock purchase plans, net	—	—	6,690	4	14,305	—	—	14,309
Issuance of common stock from conversion of series A-1 convertible preferred stock	(10)	—	600	—	—	—	—	—
Tax impact from stock options and stock purchase plans	—	—	—	—	(3,372)	—	—	(3,372)

Balance at December 31, 1999	218	—	128,016	64	195,175	(543)	(34,718)	159,978

Comprehensive income:
Net income	—	—	—	—	—	—	48,145	48,145
Unrealized gains on securities available-for-sale	—	—	—	—	—	1,060	—	1,060

Comprehensive income								49,205

Issuance of common stock under stock option and stock purchase plans, net	—	—	7,180	4	24,599	—	—	24,603
Issuance of common stock from offering	—	—	7,800	4	449,534	—	—	449,539
Issuance of common stock from conversion of series A-1and A-2 convertible preferred stock	(65)	—	3,870	1	—	—	—	—
Tax impact from stock options and stock purchase plans	—	—	—	—	11,294	—	—	11,294

Balance at December 31, 2000	153	—	146,866	73	680,602	517	13,427	694,619

Comprehensive income:
Net income	—	—	—	—	—	—	101,659	101,659
Unrealized gains on securities available-for-sale	—	—	—	—	—	568	—	568

Comprehensive income								102,227

Issuance of common stock under stock option and stock purchase plans, net	—	—	4,315	2	28,093	—	—	28,095
Issuance of common stock from conversion of series A-1 and A-6 convertible preferred stock	(105)	—	1,594	1	—	—	—	1
Tax impact from stock options and stock purchase plans	—	—	—	—	131,537	—	—	131,537

Balance at December 31, 2001	48	$—	152,775	$76	$840,232	$1,085	$115,086	$956,479

See accompanying notes to consolidated financial statements.

IDEC Pharmaceuticals Corporation and Subsidiary
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Income before cumulative effect of accounting change	$101,659	$57,408	$43,157
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change for revenue recognition	—	(9,263)	—
Depreciation and amortization	6,306	4,739	4,366
Deferred rent	101	498	(13)
Non-cash interest expense	7,284	6,914	5,779
Deferred income taxes and tax impact from stock options	60,431	11,294	2,361
Gain on sales of securities available-for-sale	(1,726)	—	—
Increase in restricted cash	(5,002)	—	—
Change in assets and liabilities:
Contract revenue receivables, net	704	(387)	1,035
Due from related parties	(25,898)	(18,099)	(6,181)
Inventories	—	2,400	2,946
Prepaid expenses and other assets	(2,122)	(2,507)	(3,172)
Accounts payable	2,129	468	(720)
Accrued expenses	9,987	3,237	2,596
Deferred revenue	(687)	4,494	(346)
Other long-term liabilities	648	786	696

Net cash provided by operating activities	153,814	61,982	52,504

Cash flows from investing activities:
Purchase of securities available-for-sale	(670,892)	(346,633)	(235,914)
Sales and maturities of securities available-for-sale	582,052	183,101	97,061
Purchase of property and equipment	(67,380)	(31,431)	(4,291)

Net cash used in investing activities	(156,220)	(194,963)	(143,144)

Cash flows from financing activities:
Proceeds from notes payable, net	—	—	112,668
Payments on notes payable	(743)	(1,513)	(1,749)
Proceeds from issuance of common stock, net	28,096	474,142	14,196

Net cash provided by financing activities	27,353	472,629	125,115

Net increase in cash and cash equivalents	24,947	339,648	34,475
Cash and cash equivalents, beginning of year	401,052	61,404	26,929

Cash and cash equivalents, end of year	$425,999	$401,052	$61,404

Supplemental disclosures of cash flow information—
Cash paid during the year for:
Interest	$21	$138	$279
Income taxes	$152	$230	$435
Supplemental disclosure of non-cash investing activity—
Unrealized gain (loss) on securities available-for-sale	$568	$1,060	$(544)

See accompanying notes to consolidated financial statements.

IDEC Pharmaceuticals Corporation and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Organization and Summary of Significant Accounting Policies

        Business:    We are primarily engaged in the research, development, manufacture and commercialization of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases.

        Principles of Consolidation:    The consolidated financial statements include our financial statements and those of our wholly owned subsidiary IDEC Seiyaku. All significant intercompany balances and transactions have been eliminated in consolidation.

        Cash and Cash Equivalents:    For the purposes of financial statement presentation, we consider all highly liquid investments in debt securities with original maturities of three months or less to be cash equivalents.

        Securities Available-for-Sale and Investment:    Securities available-for-sale are carried at fair value, with unrealized gains and losses, reported as accumulated other comprehensive income, net of tax. The cost of securities sold is based on the specific identification method. We have established guidelines that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. As part of our strategic alliance efforts, we also have an investment in preferred equity securities of a private biotechnology company. This equity investment is carried at cost and equaled $3,000,000 at December 31, 2001. Our policy to evaluate the value of this investment for impairment is discussed in Note 1, "Long-Lived Assets."

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

        Property and Equipment:    Property and equipment are stated at cost. Additions and improvements are capitalized and maintenance and repairs are expensed when incurred. Depreciation of equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from three to seven years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

        Fair Value of Financial Instruments:    The carrying amount of cash and cash equivalents, securities available-for-sale, contract revenue receivables, accounts payable and accrued expenses are considered to be representative of their respective fair values due to the short-term nature of those investments. The fair values of our notes payable approximate carrying values based upon the current rates and terms offered to us for similar notes.

        Long-Lived Assets:    In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," or Statement No. 121, we evaluate impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In forming our analysis we consider the following three grouping levels of cash flows: i) assets used in research and development; ii) assets used in manufacturing; and iii) our investment in a private biotechnology company. We also account for long-lived assets that are held for disposal at the lower of cost or fair value. Fair value is determined through analysis of undiscounted cash flows or obtained from independent third parties.

        Revenues from Unconsolidated Joint Business:    Revenues from unconsolidated joint business consist of our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech, revenue from bulk Rituxan sales to Genentech through March 2000, reimbursement from Genentech of our Rituxan-related sales force and development expenses and royalty revenue from F. Hoffmann-La Roche Ltd. on sales of Rituximab outside the United States. Revenue from bulk Rituxan sales was recognized when Genentech accepted the bulk Rituxan. Upon acceptance of bulk Rituxan by Genentech the right to return no longer existed and there were no further performance obligations related to bulk Rituxan. We record our royalty revenue from Roche with a one-quarter lag. Rituxan is the trade name in the United States for the compound Rituximab. Outside the United States, Rituximab is marketed as MabThera. In our notes to consolidated financial statements, we refer to Rituximab, Rituxan and MabThera collectively as Rituxan, except where otherwise indicated. Under the copromotion arrangement, we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes conducting supportive research on Rituxan, post approval clinical studies and obtaining potential approval of Rituxan for additional indications. Genentech provides the support functions for the commercialization of Rituxan in the United States including marketing, customer service, order entry, distribution, shipping and billing and, as of September 1999, all worldwide manufacturing responsibilities. Under the copromotion arrangement, all U.S. sales of Rituxan and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking the U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We began recording our profit share at the higher percentage during the first quarter of 2001 compared to the beginning of the second quarter of 2000. In 1999, we began recording our profit share at the higher percentage during the second quarter.

        Contract Revenues:    Contract revenues consist of nonrefundable research and development funding under collaborative agreements with our strategic partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to the collaborative development programs for our products and is recognized at the time research and development activities are performed under the terms of the collaborative agreements. Amounts received under the collaborative agreements are nonrefundable even if the research and development efforts performed by us do not eventually result in a commercial product. Contract revenues earned in excess of contract payments received are classified as contract revenue receivables, and contract research and development funding received in excess of amounts earned are classified as deferred revenue. Contract revenue receivables at December 31, 2001 and 2000 are net of an allowance of $99,000 and $353,000, respectively.

        License Fees:    License fees include nonrefundable fees from product development milestone payments and nonrefundable fees from the sale of product rights under collaborative development and license agreements with our strategic partners. Nonrefundable up-front fees from the sale of product rights are recorded as deferred revenue upon receipt and recognized as revenue over future periods as required by Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. Included in license fees are nonrefundable product development milestone payments which are recognized upon the achievement of product development milestone objectives as stipulated in agreements with our strategic partners. Product development milestone objectives vary in each of our agreements. The achievement of product development milestone objectives that may lead to the recognition of license fee revenues may include:

  •
  the achievement of preclinical research and development objectives;

  •
  the initiation of various phases of clinical trials;

  •
  the filing of an Investigational New Drug application, or IND, Biological License Application, or BLA, or New Drug Application, or NDA;

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

        Manufacturing Costs:    Manufacturing costs consist of manufacturing costs related to the production of bulk Rituxan sold to Genentech through March 2000.

        Research and Development:    All research and development expenses, including purchased research and development, are expensed in the year incurred.

        Stock-Based Compensation:    Our stock option and purchase plans are accounted for under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," or APB Opinion No. 25, and its related interpretations including Financial Accounting Standards Board interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." Under APB Opinion No. 25, compensation expense is recognized as the difference, if any, between the current market price of the underlying stock and the exercise price on the date of grant. In accordance with FASB Statement No. 123, "Accounting for Stock-based Compensation," or Statement No. 123, we make pro forma footnote disclosures of our operating results as if we had adopted the fair value method.

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

        Earnings Per Share:    Earnings per share are calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per share excludes the dilutive effects of options and other convertible securities compared to diluted earnings per share which reflects the potential dilution of options and other convertible securities that could share in our earnings. Calculations of basic and diluted earnings per share use the weighted-average number of shares outstanding during the period. All share and earnings per share amounts for the years ended

December 31, 2000, and 1999 have been restated to reflect our three-for-one stock split effected in January 2001.

	Years Ended December 31,
	2001	2000	1999
	(In thousands, except per share data)
Numerator:
Net income	$101,659	$48,145	$43,157
Adjustments for interest, net of income tax effect	4,588	—	—

Net income, adjusted	$106,247	$48,145	$43,157
Denominator:
Weighted-average shares outstanding	150,756	134,880	124,146
Effect of dilutive securities:
Options	13,422	17,736	18,405
Convertible preferred stock	3,364	6,694	8,736
Convertible promissory notes	13,939	—	—

Dilutive potential common shares	30,725	24,430	27,141

Weighted-average shares and dilutive potential common shares	181,481	159,310	151,287

Basic earnings per share	$0.67	$0.36	$0.35
Diluted earnings per share	$0.59	$0.30	$0.29

        Excluded from the calculation of diluted earnings per share for the year ended December 31, 2001 were 2,512,000 shares of common stock from options because their effect was antidilutive. Excluded from the calculation of diluted earnings per share for the year ended December 31, 2000 were 13,939,000 shares of common stock from the assumed conversion of our 20-year zero coupon subordinated convertible notes, and 158,000 shares of common stock from options because their effect was antidilutive. Excluded from the calculation of diluted earnings per share for the year ended December 31, 1999 were 12,342,000 shares of common stock from the assumed conversion of our convertible promissory notes because their effect was antidilutive.

        Use of Estimates:    Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods to prepare these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from these estimates.

        Segment Information:    Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," or Statement No. 131, establishes reporting standards for a company's operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. We operate in one reportable segment.

        The geographic classification of our revenues for the years-ended December 31, 2001, 2000 and 1999 are as follows (table in thousands):

	2001	2000	1999
United States	$236,773	$124,727	$89,242
Japan	11,706	6,162	5,068
Foreign countries, excluding Japan	24,198	23,793	23,693

	$272,677	$154,682	$118,003

        Approximately 92 percent, 86 percent and 79 percent of our total revenues in 2001, 2000 and 1999, respectively, are derived from our collaboration and unconsolidated copromotion arrangement with Genentech (see Note 8).

        Cumulative Effect of Accounting Change:    In the fourth quarter of 2000, we implemented the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101, which became effective as of January 1, 2000. SAB No. 101 established new guidelines in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 provides that nonrefundable up-front fees received under collaborative agreements be recorded as deferred revenue upon receipt and recognized as revenue over future periods. Prior to the implementation of SAB No. 101, we recognized certain nonrefundable up-front fees upon receipt as license fee revenue. The cumulative effect of this accounting change on years prior to 2000 resulted in a charge of $9,263,000, net of a $481,000 income tax effect, of which $3,250,000 was recorded as deferred revenue as of December 31, 2000. During 2001 we recognized as revenue the full $3,250,000 of the related deferred revenue. The results for the year 2000 have been restated to reflect the adoption of SAB No. 101 as of January 1, 2000, which resulted in $6,500,000 being recognized as license fee revenue for the year 2000. This accounting change is directly related to the $13,000,000 up-front license fee received from Schering Aktiengesellschaft and recognized as license fee revenue in 1999.

Note 2: Securities Available-for-Sale

        Securities available-for-sale at December 31, 2001 and 2000 consist of the following (tables in thousands):

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Foreign debt	$16,256	$115	$—	$16,371
Corporate debt securities	271,926	2,053	(514)	273,465
Commercial paper	16,928	5	—	16,933
U.S. government and state agencies	133,776	140	(77)	133,839

	$438,886	$2,313	$(591)	$440,608

	2000
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Certificate of deposits	$5,999	$2	$—	$6,001
Corporate debt securities	186,386	519	(30)	186,875
Commercial paper	88,566	21	(60)	88,527
U.S. government and state agencies	68,006	90	(25)	68,071

	$348,957	$632	$(115)	$349,474

        The amortized cost and estimated fair value of securities available-for-sale at December 31, 2001, by contractual maturity, are shown below (table in thousands):

	Amortized Cost	Estimated Fair Value
Due in one year or less	$196,705	$197,824
Due after one year through two years	242,181	242,784

	$438,886	$440,608

Note 3: Property and Equipment

        Property and equipment at December 31, 2001 and 2000 consists of the following (table in thousands):

	2001	2000
Furniture and fixtures	$4,309	$2,627
Machinery and equipment	33,527	23,697
Leasehold improvements	24,438	22,875
Real property	50,980	18,892
Construction in progress	26,962	4,717

	140,216	72,808
Accumulated depreciation and amortization	(31,628)	(25,294)

	$108,588	$47,514

Note 4: Accrued Expenses

        Accrued expenses at December 31, 2001 and 2000 are as follows (table in thousands):

	2001	2000
Accrued compensation	$7,544	$5,440
Accrued clinical studies	3,089	1,796
Accrued construction costs	5,891	—
Accrued accounts payable	11,092	8,835

	$27,616	$16,071

Note 5: Notes Payable

        Notes payable at December 31, 2001 and 2000, consist of the following (table in thousands):

	2001	2000
Zero coupon subordinated convertible notes, due 2019 at 5.5%	$135,977	$128,888
8.95% to 10.62% capital lease obligations, due in monthly installments, maturing in 2001	—	169
8.94% note, due in monthly installments, maturing in 2001, secured by equipment	—	574

Notes payable	135,977	129,631
Current portion	—	(743)

	$135,977	$128,888

        Machinery and equipment recorded under capital leases was $321,000, net of accumulated depreciation of $2,456,000, at December 31, 2000. There was no machinery and equipment under capital leases as of December 31, 2001.

        In February 1999, we raised approximately $112,668,000, net of underwriting commissions and expenses of $3,890,000, through the sale of the convertible promissory notes. Upon maturity, the convertible promissory notes will have an aggregate principal face value of $345,000,000. The convertible promissory notes were priced with a yield to maturity of 5.5 percent annually. Each $1,000 aggregate principal face value convertible promissory note is convertible at the holders' option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36. We are required under the terms of the convertible promissory notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any convertible promissory note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of purchase. Additionally, the holders of the convertible promissory notes may require us to purchase the convertible promissory notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, with us having the option to repay the convertible promissory notes plus the accrued original issue discount in cash, our common stock or a combination thereof. We have the option to redeem the convertible promissory notes any time on or after February 16, 2004.

Note 6: Employee Benefit Plans

        401(k) Employee Savings Plan:    We have a qualified 401(k) Employee Savings Plan, or 401(k) Plan, available to substantially all employees over the age of 21. We may make discretionary contributions to the 401(k) Plan, which fully vest after four years of service by the employee. Discretionary contributions for the years ended December 31, 2001, 2000 and 1999 totaled $775,000, $570,000 and $473,000, respectively.

        Deferred Compensation Plan:    We have a Non-Qualified Deferred Compensation Plan that allows a select group of management and highly compensated employees to defer a portion of their compensation. The deferred compensation amounts and accumulated earnings are accrued but unfunded. Such deferred compensation is distributable in cash and at December 31, 2001 and 2000, amounted to approximately $2,130,000 and $1,482,000, respectively, and is included as a component of accrued expenses. Distributions to a participant are in the form associated with the type of benefit elected by the participants and can be either in the form of a one-lump sum payment or annual installments. Participant contributions are immediately 100% vested.

Note 7: Research and Development Arrangements

        In September 2001, we entered into a collaborative development agreement with Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc., to support clinical development of IDEC-114 in psoriasis. Under the terms of the existing license agreement entered into in November 1993, Mitsubishi will have exclusive license in Asia to develop and commercialize anti-CD80 (anti-B7.1) antibody products. Under the terms of these agreements, Mitsubishi may provide up to $38,000,000 in clinical development milestone payments and support for research and development. Mitsubishi will pay us royalties on sales of anti-CD80 (anti-B7.1) antibody products in its exclusive territories. Mitsubishi may terminate the license at any time upon 30 days' written notice, only after completion of Phase II clinical trials or for certain protocol changes in planned clinical trials for IDEC-114. Included in contract revenues for year ended December 31, 2001 is $4,623,000 to fund clinical development. Included in license fees for the year ended December 31, 2001 is the recognition of $100,000 as required by SAB No. 101, from a nonrefundable up-front fee received under the collaborative development agreement in 2001.

        In June 2000, we entered into a collaborative research and development agreement with Taisho Pharmaceutical Co. Ltd. of Tokyo to develop and commercialize antibody therapeutics against macrophage migration inhibitory factor, or MIF for the treatment of inflammatory and autoimmune diseases. Under the terms of these agreements, Taisho may provide up to $35,500,000 in product development milestone payments and support for research and development, including $18,500,000 in fixed research and development funding over the next four years. The remaining balance represents patent license reimbursements, license fees and conditional milestones that will be realized, if at all, over the life of the collaboration. We will share any such realized fees or milestones with Cytokine Pharmasciences, Inc. We will receive exclusive commercialization rights in North, Central and South America and Taisho will have exclusive commercialization rights in the rest of the world. However, we have the option to convert the above exclusive rights to co-exclusive rights in Europe and other selected countries outside of Asia. Taisho will pay us royalties on sales of therapeutic antibody products in its exclusive territories. Taisho may terminate these agreements based on a reasonable determination that the products do not justify continued product development or marketing. Included in contract revenues for the years ended December 31, 2001 and 2000 is $4,801,000 and $6,162,000, respectively, to fund product development, which approximates the research and development expenses incurred under the program.

        In June 1999, we entered into a collaboration and license agreement and a supply agreement with Schering Aktiengesellschaft aimed at the development and commercialization of our radioimmunotherapy drug ZEVALIN. Under the terms of the agreement, Schering AG may provide up to $47,500,000 in product development milestone payments and support for research and development. Schering AG received exclusive marketing and distribution rights to ZEVALIN outside the United States, and we will receive royalties on eventual product sales by Schering AG. Under the terms of a separate supply agreement we are obligated to meet Schering AG's clinical and commercial requirements for ZEVALIN. Schering AG may terminate these agreements for any reason. Included in contract revenues for the years ended December 31, 2001, 2000 and 1999 is $272,000, $9,133,000 and $6,000,000, respectively, earned under the collaboration and license agreement to fund product development, which approximates the research and development expenses incurred under the program. Included in license fees for 2001 is $9,250,000 for the attainment of product development objectives and a milestone payment when the European Medicines Evaluation Agency accepted for filing the submission of a MAA for approval of ZEVALIN in Europe. As a result of implementing SAB No. 101, we recognized $6,500,000 million and $3,300,000 million in license fee revenue for the years ended December 31, 2000 and 2001, respectively, which was previously recognized as revenue in 1999, prior to the implementation of SAB No. 101. Included in license fees for 1999 is $13,000,000 earned under the collaboration and license agreement prior to the implementation of SAB No. 101 for the license of product rights to ZEVALIN outside the United States.

        In December 1995, we entered into a collaborative development agreement and a license agreement with Eisai Co, Ltd aimed at the development and commercialization of humanized and PRIMATIZED anti-CD40L antibodies. Under the terms of these agreements, Eisai may provide up to $37,500,000 in product development milestone payments and support for research and development. Eisai received exclusive rights in Asia and Europe to develop and market resulting products emerging from the collaboration, and we will receive royalties on eventual product sales by Eisai. Eisai may terminate these agreements based on a reasonable determination that the products do not justify continued product development or marketing. Included in contract revenues for years ended December 31, 2001 and 1999 is $181,000 and $4,068,000, respectively, to fund product development, which approximates the research and development expenses incurred under the program. Included in license fees for 2001 is $2,000,000 earned under these agreements for the attainment of product development objectives.

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

        In October 1992, we entered into a collaborative research and license agreement with GlaxoSmithKline, p.l.c., formerly SmithKline Beecham, p.l.c., related to the development and commercialization of compounds based on our PRIMATIZED anti-CD4 antibodies. In February 2000, we amended and restated our agreement with GlaxoSmithKline which resulted in all anti-CD4 program rights, including IDEC-151, being returned to us. We will receive no further funding from GlaxoSmithKline under the restated agreement. As part of the restated agreement, GlaxoSmithKline has the option to negotiate commercialization and copromotion rights with us for the first compound based on our PRIMATIZED anti-CD4 antibodies to complete a Phase II study. If we do not commercialize and copromote the compound with GlaxoSmithKline, we will pay GlaxoSmithKline royalties on sales by us, our affiliates and licensees on any products emerging from the rights returned to us under the restated agreement. Included in contract revenues for 1999 is $256,000 to fund product development, which approximates the research and development expenses incurred under the program.

        We performed research under certain other contracts and, accordingly, realized revenues and recognized expenses in the accompanying consolidated statements of operations.

Note 8: Related Party Arrangements

        In March 1995, we entered into a collaborative agreement for the clinical development and commercialization of our anti-CD20 monoclonal antibody, Rituxan, for the treatment of certain B-cell non-Hodgkin's lymphomas with Genentech. Concurrent with the collaborative agreement, we also entered into an expression technology license agreement with Genentech for a proprietary gene expression technology developed by us and a preferred stock purchase agreement providing for certain equity investments in us by Genentech (see Note 9). Under the terms of these agreements, we will be reimbursed by Genentech for certain other development and regulatory approval expenses. Genentech may terminate the collaborative agreement for any reason, which would result in a loss of Genentech's Rituxan product rights

        In addition, we are copromoting Rituxan in the United States with Genentech under a joint business arrangement whereby we receive a share of the pretax copromotion profits. Under our collaborative agreement with Genentech, the sales price of bulk Rituxan sold to Genentech was capped at a price that was currently less than our cost to manufacture bulk Rituxan. In September 1999, we transferred all worldwide manufacturing responsibilities for bulk Rituxan to Genentech. Revenues from unconsolidated joint business, as described in Note 1, consist of the following (table in thousands):

	2001	2000	1999
Copromotion profits	$228,614	$113,221	$67,595
Bulk Rituxan sales	—	2,078	12,776
Reimbursement of selling and development expenses	8,160	9,322	8,273
Royalty revenue on sales of Rituxan outside the U.S.	14,654	8,161	4,553

	$251,428	$132,782	$93,197

        Due from related parties at December 31, 2001 and 2000 consist of the following (table in thousands):

	2001	2000
Due from Genentech, copromotion profits	$65,628	$37,459
Due from Genentech, bulk Rituxan sales	—	2,047
Due from Genentech, selling and development expenses	1,974	2,221
Due from Roche	49	26

	$67,651	$41,753

        Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan where it continues development and copromotes Rituxan in collaboration with Zenyaku Kogyo Co. Ltd. We receive royalties on Rituxan sales outside the United States.

Note 9: Stockholders' Equity

        Convertible Preferred Stock:    In March 1995, we entered into a preferred stock purchase agreement with Genentech concurrently with a collaboration agreement as described in Note 8. The convertible preferred stock, which is convertible at anytime into shares of our common stock, issued and outstanding at December 31, 2001, is presented in the following table:

Nonvoting Convertible Preferred Stock	Issue Date	Preferred Shares Issued And Outstanding	Liquidation Preference Per Share	Common Conversion
Series A-2	August 1995	25,021	$67.00	60 shares
Series A-3	March 1996	22,993	$217.00	60 shares

        Common Stock:    On January 17, 2001, we effected a three-for-one stock split of our common stock, effective in the form of a stock dividend, for each share held at the close of business on December 26, 2000. Our stock began trading on a split-adjusted basis on January 18, 2001. All share and per share data for 2000 and 1999 have been restated to give effect to the three-for-one stock split.

        Stockholder Rights Agreement:    Effective July 26, 2001, our Board of Directors amended and restated the terms of our stockholder rights plan, originally adopted by the Board of Directors in 1997. Under the plan, we declared a dividend distribution of one "Right" for each outstanding share of our common stock to stockholders of record at the close of business on August 11, 1997. Since that time, we have issued one Right with each newly issued share of common stock. As amended, each Right, when exercisable, entitles the holder to purchase from us one one-thousandth of a share of our Series X Junior Participating Preferred Stock at a purchase price of $500.00. In general, under the amended and restated plan, if a person or affiliated group acquires beneficial ownership of 15% or more of our shares of common stock, then each Right (other than those held by such acquiring person or affiliated group) will entitle the holder to receive, upon exercise, shares of common stock (or, under certain circumstances, a combination of securities or other assets) having a value of twice the underlying purchase price of the Rights. In addition, if following the announcement of the existence of an acquiring person or affiliated group we are involved in a business combination or sale of 50% or more of our assets or earning power, each Right (other than those held by the acquiring person or affiliated group) will entitle the holder to receive, upon exercise, shares of common stock of the acquiring entity having a value of twice the underlying purchase price of the Rights. The Board of Directors also has the right, after an acquiring person or affiliated group is identified, to cause each Right to be exchanged for common stock or substitute consideration. We may redeem the Rights at a price of $0.001 per Right prior to the identification of an acquiring person or affiliated group. The Rights expire on July 26, 2011.

        Stock Option Plans:    We have two active stock option plans.

        The 1988 Employee Stock Option Plan, or the Option Plan, was approved by the stockholders in 1988 and has been subsequently amended. Under the Option Plan, options for the purchase of our common stock may be granted to key employees (including officers) and directors. Options may be designated as incentive stock options or as nonqualified stock options and generally vest over four years, except under a provision of the Option Plan which allows accelerated vesting due to change in control events. Options under the Option Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value on the date of grant. The aggregate number of shares authorized for issuance under the Option Plan as of December 31, 2001 was 53,580,000 shares.

        In September 1993, we adopted the 1993 Non-Employee Directors Stock Option Plan, or the Directors Plan, which was approved by the stockholders in May 1994 and was subsequently amended. Options granted annually under the Directors Plan have a term of up to ten years and vest in one year from the date of grant. The options are exercisable at a price per share not less than the fair market value on the date of grant. As of December 31, 2001, the aggregate number of shares authorized for issuance under the Directors Plan was 3,120,000 shares.

        A summary of the status of our two active stock option plans as of December 31, 1999, 2000 and 2001 and changes during the years ended on those dates is presented in the following table (table in thousands, except exercise price amounts):

	Directors Plan		Option Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 1998	1,054	$3.63	23,982	$3.23
Granted	345	10.37	5,436	9.67
Exercised	(192)	3.18	(6,030)	2.07
Cancelled	(30)	7.79	(435)	6.25

Outstanding at December 31, 1999	1,177	5.57	22,953	4.91
Granted	240	31.08	4,793	35.64
Exercised	(339)	4.35	(6,781)	3.18
Cancelled	—	—	(982)	14.27

Outstanding at December 31, 2000	1,078	11.63	19,983	12.40
Granted	155	61.07	3,825	56.03
Exercised	(76)	19.05	(4,163)	6.11
Cancelled	—	—	(826)	25.29

Outstanding at December 31, 2001	1,157	$17.76	18,819	$22.08

        The following table summarizes combined information about options outstanding under the Directors Plan and the Option Plan as of December 31, 2001 (table in thousands, except exercise price amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.40 - $3.50	4,100	3.85	$2.41	4,099	$2.41
3.75 - 6.92	4,011	5.99	5.72	3,757	5.75
7.42 - 21.31	3,843	7.21	9.79	2,551	9.42
23.88 - 48.78	4,105	8.32	34.12	1,709	33.34
51.60 - 67.29	3,917	9.30	57.58	545	59.21

        Employee Stock Purchase Plan:    In May 1993, the stockholders adopted our Employee Stock Purchase Plan, or the Purchase Plan, which was subsequently amended. As of December 31, 2001, a total of 1,016,000 shares of common stock were reserved for issuance. Under the terms of the Purchase Plan, employees can choose to have up to ten percent of their annual compensation withheld to purchase shares of common stock. The purchase price of the common stock is at 85 percent of the lower of the fair market value of the common stock at the enrollment or purchase date. During 2001, 2000 and 1999, 106,000 shares, 83,000 shares and 495,000 shares, respectively, were issued under the Purchase Plan.

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

		2001	2000	1999
Net income	As reported Pro forma	$101,659 61,350	$48,145 11,316	$43,157 23,582
Earnings per share, as reported	Basic Diluted	$0.67 0.59	$0.36 0.30	$0.35 0.29
Earnings per share, pro forma	Basic Diluted	$0.41 0.34	$0.08 0.07	$0.19 0.16

        The fair value of each option grant granted under the Option Plan and the value of each purchase right granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999:

	Option Grant
	2001	2000	1999
Dividend yield	0%	0%	0%
Expected volatility	50.0%	83.2%	79.9%
Risk-free interest rate	4.1%	5.1%	6.8%
Expected term in years	5.9	6.1	6.0
Per share fair value	$29.10	$26.11	$7.05
	Purchase Right
	2001	2000	1999
Dividend yield	0%	0%	0%
Expected volatility	50.0%	83.2%	79.9%
Risk-free interest rate	5.0%	5.7%	6.9%
Expected term in years	0.3 - 2.0	0.3 - 2.0	0.3 - 1.5
Per share fair value	$16.52	$14.08	$3.48

Note 10: Income Taxes

        The income tax provision for the years ended December 31, 2001, 2000 and 1999 includes the following (table in thousands):

	2001	2000	1999
Current provision:
Current	$57,431	$20,772	$1,520
Deferred	2,514	(8,833)	929

	$59,945	$11,939	$2,449

        A reconciliation between our effective tax rate and the U.S statutory rate for the years ended December 31, 2001, 2000 and 1999 are as follows:

	2001	2000	1999
Tax at U.S. statutory rate	35.0%	35.0%	35.0%
Change in valuation allowance	(0.2)	(18.6)	(33.2)
State taxes, net of federal benefit	4.5	4.2	4.6
General business credit	(3.7)	(3.7)	(4.6)
Other	1.4	0.3	3.6

	37.0%	17.2%	5.4%

        The tax impacts generated under our employee stock option and purchase plans decreased the current taxable income by $131,537,000 and $11,294,000 in 2001 and 2000, respectively, and increased $3,372,000 in 1999. Such impacts were recorded to additional paid-in capital.

        The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2001 and 2000 (table in thousands):

	2001	2000
Deferred tax assets:
Accrued expenses	$4,089	$3,006
Property and equipment, principally due to difference in depreciation	—	2,747
Deferred rent expense	1,182	1,140
Inventories	—	193
Capitalized state research and experimentation costs	3,829	6,946
Intangibles, net	4,156	4,095
General business credit	66,448	32,009
Net operating loss carryforwards	60,800	78,093
Deferred revenue	1,577	1,574
Other tax assets	4,183	943

Total gross deferred tax assets	146,264	130,746
Valuation allowance	(70,732)	(130,746)
Deferred tax liability	(8,488)	(5,620)

Net deferred taxes	$67,044	$(5,620)

        In 2001 we recognized a decrease in the valuation allowance of $60,014,000. In 2000 and 1999, we recognized an increase in the valuation allowance of $73,234,000 and $9,948,000, respectively.

        As of December 31, 2001, we had net operating loss and general business credit carryforwards for Federal income tax purposes of approximately $174,000,000 and $51,000,000, respectively, which expire beginning in 2009 and 2002, respectively. Research and experimentation tax credit carryforwards as of December 31, 2001 for state income tax purposes are approximately $21,000,000, which do not expire.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $70,732,000 as of December 31, 2001, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. Our estimates of taxable income are derived from, among other items, our estimates of deductions related to stock options.

Note 11: Commitments and Contingencies

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

        Future minimum lease payments under all operating leases as of December 31, 2001 are as follows (table in thousands):

2002	$7,014
2003	7,096
2004	6,891
2005	7,115
2006	7,347
2007 and thereafter	21,473

Total minimum lease payments	$56,936

        Lease expense under all operating leases totaled $7,052,000, $5,502,000 and $3,683,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

        License Agreements:    In September 1997, we entered into a development and license agreement with Cytokine Pharmasciences, Inc., or CPI, for the development of inflammatory and autoimmune disease products based upon CPI's anti-MIF antibody technology. Concurrent with the development and license agreement with CPI, we entered into a stock purchase agreement providing for an equity investment in CPI by us. Under the terms of these agreements, we may make payments totaling up to $10,500,000, subject to the attainment of certain product development objectives. In 1997, we made a $3,000,000 preferred equity investment in CPI. Additionally, we will pay CPI royalties on sales by us on any products emerging from the collaboration.

        In connection with our research and development efforts, we have entered into various other license agreements which provide us with rights to develop, produce and market products using certain know-how, technology and patent rights maintained by the parties. Terms of the various license agreements require us to pay royalties on future sales, if any, of specified products using the resulting technology. Third-party royalty liabilities resulting from sales of Rituxan are being paid by Genentech and recorded under the copromotion arrangement as described under "Revenues from Unconsolidated Joint Business" in Notes 1 and 8. As of December 31, 2001, such other royalties, other than annual minimum royalty payments, have not commenced on the aforementioned license agreements.

        Supply and Escrow Agreement:    In May 1999, we entered into an agreement with MDS Canada Inc., formerly MDS Nordion Inc., for the development and supply of the radioisotope Yttrium-90 used with our ZEVALIN product, which we have subsequently amended. Under the terms of the agreement, as amended, MDS Canada has agreed to supply us, with certain exceptions, with the Yttrium-90 required to meet our clinical trials and commercial needs in the United Sates and Canada. The initial term of the agreement expires five years following commercialization of ZEVALIN. We have agreed to guarantee MDS Canada a minimum purchase level of Yttrium-90 over the duration of the initial term of the agreement. In addition, MDS Canada has agreed to establish a new manufacturing facility to meet our Yttrium-90 supply needs. Upon completion of this facility, MDS Canada can transition supply of Yttrium-90 from its existing facilities to the new facility. To secure our obligations under this agreement to make certain minimum purchases and in connection with MDS Canada's agreement to establish a new manufacturing facility, we have agreed to make periodic payments into an escrow account. In general, our required escrow deposits will decrease over time as we satisfy portions of our minimum annual purchase commitment. As of March 31, 2002, we have paid $5.0 million into this escrow fund. The agreement may be terminated by either party upon a bankruptcy of, or material breach by, the other party. In addition, we can terminate the agreement following our satisfaction of the minimum purchase commitments, or earlier if we agree to forfeit a portion of the funds in the escrow account. Further, MDS Canada cannot terminate the agreement until the date that is five years following the date that its new manufacturing facility is established and capable of producing Yttrium-90.

        Contingencies:    On September 10, 2001, we filed two separate suits in the federal district court in the Southern District of California seeking declaratory judgment for patent non-infringement and invalidity. One suit is against Corixa Corporation, Coulter Pharmaceuticals, Inc., and University of Michigan regarding six patents on products and processes relating to radioimmunotherapy. The second suit is against GlaxoSmithKline on two patents relating to cell culture media.

        The first lawsuit seeks a declaration that ZEVALIN and its use in the treatment of various B-cell non-Hodgkin's lymphomas do not infringe Corixa's issued U.S. patents and a further declaration that Corixa's patents are invalid. The second lawsuit seeks a declaration that our manufacture of ZEVALIN does not infringe GlaxoSmithKline's issued U.S. patents and further that GlaxoSmithKline's patents are invalid.

        On September 12, 2001, SmithKline Beecham Corporation (d/b/a/ GlaxoSmithKline), Corixa and the University of Michigan filed a lawsuit in the federal district court in the District of Delaware against us for patent infringement. The lawsuit claims that we infringe three of the six patents which are the subject of our Declaratory Judgment action against Corixa. The lawsuit seeks damages and to permanently enjoin us from commercializing ZEVALIN. This action has been transferred to San Diego and will be consolidated with our lawsuit.

        In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities. While the outcome of any such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any such existing matters would have a material adverse effect on our business or financial condition.

Note 12: Quarterly Financial Data (unaudited and in thousands, except per share data)

Year ended December 31, 2001	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Total revenues	$56,538	$64,849	$69,615	$81,675
Total operating costs and expenses	33,174	33,121	33,742	41,503
Income from operations	23,364	31,728	35,873	40,172
Net income	$20,807	$25,153	$26,957	$28,742
Basic earnings per share	$0.14	$0.17	$0.18	$0.19
Diluted earnings per share	$0.12	$0.15	$0.16	$0.16
Year ended December 31, 2000	Quarter 1*	Quarter 2*	Quarter 3*	Quarter 4*
Total revenues	$27,022	$39,015	$42,803	$45,842
Total operating costs and expenses	22,933	23,638	24,584	27,668
Income from operations	4,089	15,377	18,219	18,174
Income before cumulative effect of accounting change	4,947	14,675	17,398	20,388
Cumulative effect of accounting change, net of tax	(9,263)	—	—	—
Net income (loss)	$(4,316)	$14,675	$17,398	$20,388
Basic earnings (loss) per share	$(0.03)	$0.11	$0.13	$0.14
Diluted earnings (loss) per share	$(0.03)	$0.09	$0.11	$0.12

*
The results for the quarters ended in 2000 have been restated to reflect the adoption of SAB No. 101.

INDEPENDENT AUDITORS' REPORT

         The Board of Directors and Stockholders
IDEC Pharmaceuticals Corporation:

        We have audited the accompanying consolidated balance sheets of IDEC Pharmaceuticals Corporation and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDEC Pharmaceuticals Corporation and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

                      KPMG LLP

San Diego, California
January 28, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        (a)  The information required by this item in regards to the identification of Directors is hereby incorporated by reference to the information contained under the caption "Election of Directors" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 23, 2002.

        (b)  The information required by Section 16(a) is hereby incorporated by reference to the information contained under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 23, 2002.

        (c)  The information concerning our Executive Officers is set forth in Part I of this Form 10-K.

Item 11. Executive Compensation.

        The information required by this item is hereby incorporated by reference to the information contained under the caption "Executive Compensation and Related Information" in the Proxy Statement for our Annual Meeting of Stockholders to be held on May 23, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required by this item is hereby incorporated by reference to the information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for our Annual Meeting of Stockholders to be held on May 23, 2002.

Item 13. Certain Relationships and Related Transactions.

        The information required by this item is hereby incorporated by reference to the information contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement for our Annual Meeting of Stockholders to be held on May 23, 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a.
1) Consolidated Financial Statements:

Page
Consolidated Balance Sheets—December 31, 2001 and 2000	*
Consolidated Statements of Operations—Years ended December 31, 2001, 2000 and 1999	*
Consolidated Statements of Stockholders' Equity—Years ended December 31, 2001, 2000 and 1999	*
Consolidated Statements of Cash Flows—Years ended December 31, 2001, 2000 and 1999	*
Notes to Consolidated Financial Statements	*
Independent Auditors' Report	*

*
These items are in Item 8 to this Form 10-K.

        2) Financial Statement Schedules:

Schedule Number	Description	Page
II	Valuation and Qualifying Accounts	75

        All other financial statements schedules are omitted because they are not required or are not applicable, or because the required information is included in the financial statements or notes thereto.

        3) Exhibits:

        The following exhibits are referenced or included in this Form 10-K.

Exhibit Number	Description
1.1(19)	Purchase Agreement for $300,000,000 Liquid Yield Option Notes™ due 2019 (Zero Coupon—Subordinated) dated as of February 9, 1999 between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
3.1(20)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
3.3(27)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
4.1	Reference is made to Exhibit 3.1.
4.2	Reference is made to Exhibit 3.2.
4.3(2)	1992 Amended and Restated Registration Rights Agreement of IDEC California.
4.4(1)	Specimen Common Stock Certificate of the Registrant.
4.5	Reference is made to Exhibit 10.46.
4.6(7)	1995 Registration Rights Agreement of the Registrant.
4.8(18)	Preferred Share Purchase Rights.
4.9(19)	First Amendment to the Preferred Share Purchase Rights Agreement, dated July 22, 1997.
4.10(19)	Indenture dated as of February 16, 1999 between the Registrant and Chase Manhattan Bank and Trust Company, National Association.
4.11	Reference is made to Exhibit 1.1
4.12(10)	Form of Registered Liquid Yield Option™ Note due 2019.
4.13(26)	Amended and Restated Rights Agreement dated as of July 26, 2001 between us and Mellon Investor Services LLC.
10.1(13)	1988 Stock Option Plan of the Registrant, as amended and restated through January 16, 2001.
10.2(13)	Form of Notice of Grant.
10.3(13)	Form of Option Agreement.
10.4(12)	Letter Agreement between the Registrant and Genentech, Inc., dated May 21, 1996.
10.5(2)	401(k) Plan of the Registrant.

10.6(2)	Form of acceleration of vesting letter agreement between the Registrant and certain officers.
10.7(2)+	License Agreement with Coulter Immunology, dated May 16, 1991.
10.8(3)	Lease Agreement between the Registrant and Torrey Sorrento, Inc., dated July 9, 1992.
10.9(3)+	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham p.l.c., dated October 12, 1992.
10.10(3)	Investment Agreement between the Registrant and S.R. One, Limited, dated October 16, 1992.
10.11(17)	1995 Employee Stock Purchase Plan, as amended and restated through January 20, 1999.
10.12(4)+
Collaborative Development Agreement between the Registrant and Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc., formerly Mitsubishi Chemical Corporation, dated November 11, 1993.
10.14(29)	1993 Non-Employee Directors Stock Option Plan, as amended and restated through March 23, 2001.
10.15(6)+	Collaborative Development Agreement between the Registrant and Seikagaku Corporation dated December 27, 1994.
10.16(6)+	License Agreement between the Registrant and Seikagaku Corporation dated December 27, 1994.
10.27(6)	1994 Registration Rights Agreement.
10.28(6)	Investment Agreement between the Registrant, SmithKline Beecham p.l.c. and SmithKline Beecham Corporation, dated December 28, 1994.
10.29(7)	Master Definitions Agreement between the Registrant and Genentech. Inc.
10.30(7)+	Collaboration Agreement between the Registrant and Genentech. Inc., dated March 16, 1995.
10.31(7)+	Expression Technology Agreement between the Registrant and Genentech. Inc., dated March 16, 1995.
10.32(7)	Preferred Stock Purchase Agreement between the Registrant and Genentech. Inc., dated March 16, 1995.
10.33(7)	Option Agreement between the Registrant and Genentech, Inc., dated March 16, 1995.
10.34(7)	Preferred and Common Stock Purchase Agreement between the Registrant and ML/MS Associates, L.P., dated March 16, 1995.
10.35(9)+	Amendment Agreement between the Registrant and SmithKline Beecham p.l.c., dated January 20, 1993.
10.36(9)+	Modification of the Amendment Agreement between the Registrant and SmithKline Beecham p.l.c., dated June 14, 1993.
10.37(8)	Special Stock Issuance Plan.
10.40(15)	Collaborative Development Agreement between the Registrant and Eisai Co., Ltd. dated December 11, 1995.

10.41(15)	License Agreement between the Registrant and Eisai Co., Ltd. dated December 11, 1995.
10.42(15)	License Agreement between the Registrant, Genentech, Inc., and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
10.43(15)	Development Agreement between the Registrant, Genentech, Inc., and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
10.44(15)	Supply Agreement between the Registrant and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
10.45(15)	Termination Agreement between the Registrant and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
10.46(15)	Amendment to the Development Agreement between the Registrant, Genentech, Inc., and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
10.47(15)	Amendment to Collaboration Agreement between the Registrant and Genentech, Inc., dated November 30, 1995.
10.48(11)	License Agreement between the Registrant and Chugai Pharmaceutical Co., Ltd., dated March 31, 1996.
10.49(14)	Lease Agreement between the Registrant and All Spectrum Services, Inc., dated August 13, 1996.
10.50(1)	Form of Indemnification Agreement for Officers and Directors.
10.51(16)+	9-AC Asset Transfer Agreement between the Registrant, Pharmacia & Upjohn S.p.A. and Pharmacia & Upjohn Company, dated February 10, 1997.
10.52(19)
Purchase Agreement for $300,000,000 Liquid Yield Option™ Notes due 2019 (Zero Coupon—Subordinated) dated as of February 9, 1999 between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
10.53(19)	Indenture dated as of February 16, 1999 between the Registrant and Chase Manhatten Bank and Trust Company, National Association.
10.54(21)+	Collaboration & License Agreement between the Company and Schering Aktiengesellschaft, dated June 9, 1999.
10.58(22)+	Amended and Restated Collaborative Research and License agreement between IDEC Pharmaceuticals Corporation and SmithKline Beecham p.l.c., dated February 29, 2000
10.60(23)+	Collaborative Development Agreement between the Company and Taisho Pharmaceutical Co., Ltd. dated December 22, 1999.
10.61(23)+	License Agreement between the Company and Taisho Pharmaceutical Co., Ltd. dated December 22, 1999.
10.62(24)+	Purchase Agreement and Escrow Instructions dated August 31, 2000 between the Company and Ivey Ranch Development Company, LLC.
10.63(25)+	Isotope Agreement between us and MDS Nordion Inc. as amended by a first amendment on January 21, 2000 and a second amendment on March 16, 2001.

10.64(28)+
Purchase and Sale Agreement and Escrow Instructions between San Dieguito Partnership, L.P. and IDEC Pharmaceuticals Corporation, dated July 17, 2001, and the First, Second and Third Amendments to the Purchase and Sale Agreement and Escrow Instructions dated August 17, 2001, August 24, 2001 and August 29, 2001, respectively.
10.65(28)+	Supply Agreement between DSM Pharmaceuticals, Inc., formerly Catalytica Pharmaceuticals, Inc. and IDEC Pharmaceuticals Corporation dated August 8, 2001.
10.66(28)+	Collaborative Development Agreement between IDEC Pharmaceuticals Corporation and Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc., dated September 21, 2001.
10.67(28)	Amended and Restated IDEC Pharmaceuticals Corporation Deferred Compensation Plan dated September 5, 2001.
10.68*	Third Amendment to Agreement between MDS Canada Inc., MDS Nordion division, successor to MDS Nordion Inc. and IDEC Pharmaceuticals Corporation dated November 12, 2001.
12.1	Computation of Ratio of Earnings to Fixed Charges.
22.1(2)	Subsidiary of the Company.
23.1	Independent Auditors' Report on Schedule and Consent

*
Confidential Treatment has been requested with respect to portions of this agreement.

+
Confidential Treatment has been granted with respect to portions of this agreement.

™
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

(25)
Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(26)
Incorporated by reference to exhibit 4.1 filed with our Registration Statement on Form 8-A, File No. 333-37128 dated July 27, 2001.

(27)
Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(28)
Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

(29)
Incorporated by reference to exhibit filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

b.
No reports on Form 8-K were filed during the fourth quarter of 2001.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEC PHARMACEUTICALS CORPORATION
Date: April 1, 2002	By:	/s/ WILLIAM H. RASTETTER William H. Rastetter, Ph.D., Chairman, and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint William H. Rastetter and Phillip M. Schneider, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and his name, place and stead, in any and all capacities, to sign this report filed on Form 10-K and any and all amendments to said Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

        Pursuant to the requirements the securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ WILLIAM H. RASTETTER, PH.D. William H. Rastetter, Ph.D.	Chairman and Chief Executive Officer (Principal Executive Officer)	April 1, 2002
/s/ PHILLIP M. SCHNEIDER Phillip M. Schneider	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2002
/s/ HERBERT BOYER, PH.D. Herbert Boyer, Ph.D.	Director	April 1, 2002
/s/ CHARLES C. EDWARDS, M.D. Charles C. Edwards, M.D.	Director	April 1, 2002

/s/ ALAN B. GLASSBERG, M.D. Alan B. Glassberg, M.D.	Director	April 1, 2002
/s/ KAZUHIRO HASHIMOTO Kazuhiro Hashimoto	Director	April 1, 2002
/s/ FRANKLIN P. JOHNSON, JR. Franklin P. Johnson, Jr.	Director	April 1, 2002
/s/ ROBERT W. PANGIA Robert W. Pangia	Director	April 1, 2002
/s/ BRUCE R. ROSS Bruce R. Ross	Director	April 1, 2002
/s/ LYNN SCHENK Lynn Schenk	Director	April 1, 2002
/s/ WILLIAM D. YOUNG William D. Young	Director	April 1, 2002

SCHEDULE II

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Years Ended December 31, 2001, 2000 and 1999

Description	Balance Beginning Of Year	Additions Charged To Costs And Expenses	Deductions	Balance At End Of Year
Year ended December 31, 2001
Allowance for contract revenue receivables	$353	$—	$(254)	$99

Year ended December 31, 2000
Allowance for contract revenue receivables	$292	$854	$(793)	$353

Year ended December 31, 1999
Allowance for contract revenue Receivables	$775	$240	$(723)	$292

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
IDEC PHARMACEUTICALS CORPORATION ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 TABLE OF CONTENTS
PART I
  Item 1. Business.
FORWARD-LOOKING INFORMATION AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Consolidated Financial Statements and Supplementary Data
IDEC Pharmaceuticals Corporation and Subsidiary CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
IDEC Pharmaceuticals Corporation and Subsidiary CONSOLIDATED BALANCE SHEETS (In thousands, except par value data)
IDEC Pharmaceuticals Corporation and Subsidiary CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
IDEC Pharmaceuticals Corporation and Subsidiary CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
IDEC Pharmaceuticals Corporation and Subsidiary NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management.
  Item 13. Certain Relationships and Related Transactions.
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
POWER OF ATTORNEY
SCHEDULE II
IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARY VALUATION AND QUALIFYING ACCOUNTS (In thousands) Years Ended December 31, 2001, 2000 and 1999