Form 10-Q
period 2002-03-31
IDEC PHARMACEUTICALS CORP / DE
filed 2002-05-13
CIK 875045

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 0-19311

IDEC PHARMACEUTICALS CORPORATION (Exact name of registrant as specified in its charter)
Delaware (State or other jurisdiction of incorporation or organization)	33-0112644 (I.R.S. Employer Identification No.)
3030 Callan Road, San Diego, CA 92121 (Address of principal executive offices) (Zip code)
(858) 431-8500 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of April 30, 2002 the Registrant had 152,218,005 shares of its common stock, $.0005 par value, issued and outstanding.

IDEC PHARMACEUTICALS CORPORATION

FORM 10-Q—QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2002	2001
Revenues:
Revenues from unconsolidated joint business	$78,182	$48,558
Contract revenues	1,459	1,355
License fees	100	6,625

Total revenues	79,741	56,538
Operating expenses:
Research and development	19,249	21,470
Selling, general and administrative	18,843	11,704

Total operating expenses	38,092	33,174

Income from operations	41,649	23,364
Interest income, net	4,002	9,723

Income before income tax provision	45,651	33,087
Income tax provision	15,978	12,280

Net income	$29,673	$20,807

Earnings per share:
Basic	$0.19	$0.14
Diluted	$0.17	$0.12
Shares used in calculation of earnings per share:
Basic	153,432	147,842
Diluted	182,418	167,167

See accompanying notes to condensed unaudited consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$381,626	$425,999
Securities available-for-sale	97,861	197,824
Accounts receivable—other	6,116	5,205
Contract revenue receivables, net	159	993
Due from related parties, net	66,385	67,651
Inventories	7,339	524
Prepaid expenses and other current assets	2,704	1,847

Total current assets	562,190	700,043
Long-term securities available-for-sale	396,924	242,784
Property and equipment, net	126,807	108,588
Deferred tax assets, net	67,044	67,044
Restricted cash	10,000	5,002
Other assets	18,957	9,267

	$1,181,922	$1,132,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,706	$3,866
Accrued expenses	23,489	27,616
Deferred revenue	2,513	3,807

Total current liabilities	28,708	35,289
Notes payable	137,764	135,977
Deferred rent	3,160	2,853
Other long-term liabilities	2,573	2,130
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $.001 par value	—	—
Common stock, $.0005 par value	77	76
Additional paid-in capital	865,119	840,232
Accumulated other comprehensive income (loss)	(238)	1,085
Retained earnings	144,759	115,086

Total stockholders' equity	1,009,717	956,479

	$1,181,922	$1,132,728

See accompanying notes to condensed unaudited consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2002	2001
Cash flows from operating activities:
Net income	$29,673	$20,807
Depreciation and amortization	1,892	1,354
Deferred rent	307	34
Non-cash interest expense	853	1,125
Deferred income taxes and tax impact from stock options	14,138	12,781
Gain (loss) on sales of securities available-for-sale	(421)	3,373
Change in assets and liabilities:
Restricted cash	(4,998)	—
Accounts receivable—other	(911)	(10)
Contract revenue receivables, net	834	218
Due from related parties, net	1,266	(6,487)
Inventories	(6,815)	—
Prepaid expenses and other assets	(10,596)	(784)
Accounts payable	(1,160)	(234)
Accrued expenses	(2,569)	1,868
Deferred revenue	(1,294)	(1,443)
Other long-term liabilities	443	150

Net cash provided by operating activities	20,642	32,752

Cash flows from investing activities:
Purchase of property and equipment	(20,111)	(5,081)
Purchase of securities available-for-sale	(196,079)	(157,293)
Sales and maturities of securities available-for-sale	142,028	138,661

Net cash used in investing activities	(74,162)	(23,713)

Cash flows from financing activities:
Payments on notes payable	—	(370)
Proceeds from issuance of common stock	9,147	5,697

Net cash provided by financing activities	9,147	5,327

Net increase (decrease) in cash and cash equivalents	(44,373)	14,366
Cash and cash equivalents, beginning of period	425,999	401,052

Cash and cash equivalents, end of period	$381,626	$415,418

See accompanying notes to condensed unaudited consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.    Summary of Significant Accounting Policies

        Basis of Presentation:    The information at March 31, 2002, and for the three months ended March 31, 2002 and 2001 is unaudited. In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period. These condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001.

        Principles of Consolidation:    The condensed consolidated financial statements include our financial statements and those of our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        Inventories:    Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out, or FIFO method.

        Revenues from Unconsolidated Joint Business:    Revenues from unconsolidated joint business consist of our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech Inc., reimbursement from Genentech of our Rituxan®-related sales force and development expenses and royalty revenue from F. Hoffmann-La Roche Ltd. and Zenyaku Kogyo Co. Ltd. on sales of Rituximab outside the United States. We record our royalty revenue from Roche and Zenyaku with a one-quarter lag. Rituxan is the trade name in the United States, Canada and Japan for the compound Rituximab. Outside these territories, Rituximab is marketed as MabThera. In our notes to the condensed consolidated financial statements, we refer to Rituximab, Rituxan and MabThera collectively as Rituxan, except where otherwise indicated. Under the copromotion arrangement, we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes conducting supportive research on Rituxan, post approval clinical studies and obtaining potential approval of Rituxan for additional indications. Genentech provides the support functions for the commercialization of Rituxan in the United States including marketing, customer service, order entry, distribution, shipping and billing and, as of September 1999, all worldwide manufacturing responsibilities. Under the copromotion arrangement, all United States sales of Rituxan and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking the United States net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We began recording our profit share at the higher percentage during the first quarters of 2002 and 2001.

        Earnings Per Share:    Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share." Basic earnings per share utilizes net income and excludes the dilutive effects of stock options and other convertible securities compared to diluted earnings per share which reflects the potential dilution of stock options and other convertible securities that could share in our earnings. Calculations of basic and diluted earnings per share use the weighted-average number of shares outstanding during the period.

	Three months ended March 31,
	2002	2001
	(In thousands, except per share data)
Numerator:
Net income	$29,673	$20,807
Adjustments for interest, net of income tax effect	1,223	—

Net income, adjusted	$30,896	$20,807
Denominator:
Weighted-average shares outstanding	153,432	147,842
Effect of dilutive securities:
Stock options	12,165	14,947
Convertible preferred	2,881	4,378
Convertible promissory notes due 2019	13,940	—

Dilutive potential common shares	28,986	19,325

Weighted-average shares and dilutive potential common shares	182,418	167,167

Basic earnings per share	$0.19	$0.14
Diluted earnings per share	$0.17	$0.12

        Excluded from the calculation of diluted earnings per share for the three months ended March 31, 2002 were 1,524,000 shares of common stock from stock options because their effect was antidilutive. Excluded from the calculation of diluted earnings per share for the three months ended March 31, 2001 were 13,939,000 shares of common stock from the assumed conversion of our 20-year zero coupon subordinated convertible promissory notes, and 158,000 shares of common stock from stock options because their effect was antidilutive.

        Comprehensive Income:    Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in stockholders' equity that are excluded from net income, specifically, unrealized holding gains and losses on securities available-for-sale, net of tax. Comprehensive income for the three months ended March 31, 2002 and 2001 was $28,350,000 and $21,208,000, respectively.

        Reclassifications:    Certain balances in 2001 have been reclassified to conform to the 2002 presentation.

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

        Revenues from unconsolidated joint business for the three months ended March 31, 2002 and 2001 consist of the following (table in thousands):

	2002	2001
Copromotion profits	$65,512	$43,810
Reimbursement of selling and development expenses	3,632	2,128
Royalty income on sales of Rituximab outside the U.S.	9,038	2,620

Total from unconsolidated joint business	$78,182	$48,558

        Amounts due from related parties, net at March 31, 2002 and December 31, 2001 consist of the following (table in thousands):

	2002	2001
Due from Genentech, copromotion profits	$62,643	$65,628
Due from Genentech, selling and development expenses	3,692	1,974
Due from Roche	50	49

Total due from related parties, net	$66,385	$67,651

        Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan where Roche continues development and copromotes Rituxan in collaboration with Zenyaku. We receive royalties on Rituxan sales outside the United States.

Note 3.    Contingencies

        Contingencies:    On September 10, 2001, we filed a complaint against GlaxoSmithKline, plc, or Glaxo, and another complaint against Corixa Corporation, Coulter Pharmaceutical, Inc., and the Regents of the University of Michigan, in federal court for the Southern District of California. We are seeking declaratory judgment that ZEVALIN does not infringe patents held by the defendants and/or that the patents are invalid. On September 12, 2001, Corixa, Coulter and Glaxo filed a lawsuit against us in federal court in the district of Delaware alleging that ZEVALIN infringes their patents. This action has been transferred to the federal court for the Southern District of California and will be consolidated with our lawsuit. Corixa's lawsuit against us seeks damages and to permanently enjoin us from selling ZEVALIN.

        In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities. While the outcome of any such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any such existing matters would have a material adverse effect on our business or financial condition.

Note 4.    Subsequent Event

        In April 2002, we raised through the sale of 30-year senior convertible promissory notes, or senior notes, approximately $657,000,000 net of underwriting commissions and expenses. In May 2002, the underwriters exercised their option to purchase additional senior notes of approximately $38,455,000, net of underwriting commissions and expenses. Simultaneously with the issuance of the senior notes we used the proceeds to fund the repurchase of $135,000,000 of our outstanding common stock. The senior notes are zero coupon and were priced with a yield to maturity of 1.75% annually. We will pay contingent cash interest to the holders of these senior notes during any six-month period commencing on or after April 30, 2007 if the average market price of the senior notes for a five trading day measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such senior note. The contingent interest payable per senior note in respect of any quarterly period within such six-month period where contingent interest is determined to be payable will equal the greater of (1) the amount of regular cash dividends paid by us per share on our common stock during that quarterly period multiplied by the then applicable conversion rate or (2) 0.0625% of the average market price of a senior note for the five trading day measurement period preceding such six-month period, provided that if we do not pay regular cash dividends during a semiannual period, we will pay contingent interest semiannually at a rate of 0.125% of the average market price of a senior note for the five trading day measurement period immediately preceding such six-month period.

        Upon maturity, the senior notes will have an aggregate principal face value of $1,204,950,000. Each $1,000 aggregate principal face value senior note is convertible at the holder's option at any time through maturity into 7.1881 shares of our common stock at an initial conversion price of $82.49. In addition, holders of the senior notes may require us to purchase all or a portion of the senior notes on April 29, 2005, 2007, 2012 and 2017 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, with us having the option to repay the senior notes plus the accrued original issue discount in cash, our common stock or a combination thereof. In addition, if a change in control in our company occurs on or before April 29, 2007, holders may require us to purchase all or a portion of their senior notes for cash. We have the right to redeem all or a portion of the senior notes for cash at any time on or after April 29, 2007 at set prices.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

        We are primarily engaged in the research, development, manufacture and commercialization of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases.

        In February 2002, ZEVALIN became the first radioimmunotherapy approved by the Food and Drug Administration, or FDA, for the treatment of certain B-cell NHLs. We have retained all U.S. marketing and distribution rights to ZEVALIN and have granted marketing and distribution rights outside the U.S. to Schering Aktiengesellschaft. In January 2001, the European Medicines Evaluation Agency, or EMEA, accepted for filing the ZEVALIN Marketing Authorization Application, or MAA, submitted by Schering AG in the European Union. In March 2002, the "Summary of Product Characteristics" was approved by the European Committee for Proprietary Medicinal Products, or CPMP, for the treatment of adult patients with Rituximab relapsed or refractory CD20+ follicular B-cell NHL. The CPMP's final approval is pending and subject to the good manufacturing practices, or GMP, inspection at DSM Pharmaceuticals, Inc.

        Our other product, Rituxan is being copromoted in the United States under a joint business arrangement with Genentech, where we receive a share of the pretax copromotion profits. Under the copromotion arrangement we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes conducting supportive research on Rituxan, post-approval clinical studies and obtaining approval of Rituxan for potential additional indications. Genentech provides the support functions for the commercialization of Rituxan in the United States including marketing, customer service, order entry, distribution, shipping and billing. Since September 1999, Genentech has been responsible for all worldwide manufacturing. Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan where Roche continues development and copromotes Rituxan in collaboration with Zenyaku. We receive royalties on Rituxan sales outside the United States.

        Our revenues include revenues from unconsolidated joint business, contract revenues and license fees. Until the commercialization of Rituxan, a substantial portion of our revenues had been derived from contract revenues and license fees. However, since the commercialization of Rituxan in November 1997, our revenues have depended primarily upon the sale of Rituxan.

        We have incurred increasing annual operating expenses and with the commercialization of Rituxan and ZEVALIN, we expect these trends to continue. Since our inception in 1985, through 1997, we incurred annual operating losses. Our ongoing profitability will be dependent upon the continued commercial success of Rituxan, the commercial success of ZEVALIN, product development and revenues from the achievement of product development objectives and licensing transactions. As of March 31, 2002, we had retained earnings of $144.8 million.

Critical Accounting Principles and Estimates

        In response to the Securities and Exchange Commission's Release Numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, accounting for income taxes including the related valuation allowance, accruals for compensation and related benefits, and contingencies and litigation. We explain these accounting policies in our notes to the condensed consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

        We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

        Revenue recognition:    Revenues from unconsolidated joint business include our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech, reimbursement from Genentech of our Rituxan-related sales force and development expenses and royalty revenue from Roche and Zenyaku on sales of Rituximab outside the United States. We record our royalty revenue from Roche and Zenyaku with a one-quarter lag. Under the copromotion arrangement, all U.S. sales of Rituxan and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We began recording our profit share at the higher percentage during the first quarter of 2002 and 2001.

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

        License fees include nonrefundable fees from product development milestone payments and nonrefundable fees from the sale of product rights under collaborative development and license agreements with our strategic partners. Nonrefundable up-front fees from the sale of product rights are recorded as deferred revenue upon receipt and recognized as revenue over future periods as required by Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. Included in license fees are nonrefundable product development milestone payments which are recognized upon the achievement of product development milestone objectives as stipulated in agreements with our strategic partners. Product development milestone objectives vary in each of our agreements. The achievement of product development milestone objectives that may lead to the recognition of license fee revenues include:

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

        We will recognize revenue from ZEVALIN product sales upon shipment. We record allowances for estimated uncollected amounts and product returns at the time of sale.

        Accounting for income taxes:    As part of the process of preparing our condensed consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we may include an expense within the tax provision in the statement of operations.

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

RESULTS OF OPERATIONS

        Revenues from unconsolidated joint business for the three months ended March 31, 2002 totaled $78.2 million, compared to $48.6 million for the comparable period in 2001. Revenues from unconsolidated joint business for the three months ended March 31, 2002 and 2001, consist of the following (table in thousands):

	2002	2001
Copromotion profits	$65,512	$43,810
Reimbursement of selling and development expenses	3,632	2,128
Royalty income on sales of Rituximab outside the U.S.	9,038	2,620

Total from unconsolidated joint business	$78,182	$48,558

        Under our agreement with Genentech, our pretax copromotion profit-sharing formula has two tiers. We earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We began recording our profit share at the higher percentage during the first quarter of 2002 and 2001.

        Rituxan net sales to third-party customers in the United States recorded by Genentech for the three months ended March 31, 2002 amounted to $235.0 million compared to $168.0 million for the comparable period in 2001. This increase was primarily due to increased market penetration in treatments of B-cell non-Hodgkin's lymphoma.

        Our royalty revenue on sales of Rituximab outside the U.S. is based on Roche and Zenyaku's end-user sales and is recorded with a one-quarter lag. In June 2001, Zenyaku was granted marketing authorization for Rituxan in Japan. Our royalty revenue for the three months ended March 31, 2002 included the initial sales of Rituxan in Japan. For the three months ended March 31, 2002 we recognized $9.0 million in royalties from Roche and Zenyaku's end-users sales compared to $2.6 million for the comparable period in 2001.

        Contract revenues for the three months ended March 31, 2002 totaled $1.5 million compared to $1.4 million for the comparable period in 2001. The increase in contract research revenues for the three months ended March 31, 2002 is primarily the result of increased funding under our collaborative agreement with Eisai Co., Ltd., offset by decreased funding under our collaborative research and development agreement with Taisho Pharmaceuticals Co. Ltd. of Tokyo.

        License fees for the three months ended March 31, 2002 totaled $0.1 million compared to $6.6 million for the comparable period in 2001. License fees for the three months ended March 31 2002 consisted solely of funding under our license agreement with Mitusbishi Pharma Corporation. Included in license fees for the three months ended March 31, 2001 was a $5.0 million milestone payment from Schering AG when the EMEA accepted for filing the submission of a MAA for approval of ZEVALIN in Europe and the recognition of $1.6 million in upfront license fees received from Schering AG in 1999 resulting from our adoption of SAB No. 101.

        Contract revenues and license fees may vary from period to period and are, in part, dependent upon achievement of certain research and development objectives or the consummation of new corporate alliances. The magnitude and timing of contract revenues and license fees may influence our achievement and level of profitability. We continue to pursue other collaborative and license arrangements, however, no assurance can be given that any such arrangements will be realized.

        Research and development expenses totaled $19.2 million for the three months ended March 31, 2002 compared to $21.5 million for the comparable period in 2001. This decrease is primarily due to capitalization of manufacturing costs for the production of commercial inventory of ZEVALIN antibodies and decreased clinical testing and development costs for ZEVALIN as a result of the FDA's approval of ZEVALIN, offset by increased personnel expenses and expansion of our facilities to support our ongoing basic research and clinical development programs. In the future we expect to continue incurring substantial additional research and development expenses due to:

  •
  preclinical and clinical testing of our various products under development;

  •
  the expansion or addition of research and development programs;

  •
  technology in-licensing;

  •
  regulatory-related expenses;

  •
  the expansion of clinical manufacturing capabilities; and

  •
  facilities expansion.

        Selling, general and administrative expenses totaled $18.8 million for the three months ended March 31, 2002 compared to $11.7 million for the comparable period in 2001. This increase is primarily due to increased marketing and administrative expenses related to the commercialization of ZEVALIN, sales expenses to support the commercialization of Rituxan, legal fees to protect our intellectual property rights for ZEVALIN and general increases in general and administrative expenses to support overall organizational growth. Selling, general and administrative expenses are expected to increase in the foreseeable future to support the following:

  •
  marketing and administration related to the commercialization of ZEVALIN;

  •
  manufacturing capacity;

  •
  clinical trials;

  •
  research and development; and

  •
  legal fees to protect or enforce our intellectual property rights for ZEVALIN and our product candidates; and

  •
  expanded growth of our sales force.

        Interest income totaled $5.9 million for the three months ended March 31, 2002 compared to $11.5 million for the comparable period in 2001. This decrease is primarily due to lower interest rates realized on our cash, cash equivalents and securities available-for-sale. In the future, we expect higher cash balances from our recent convertible debt offering to increase our interest income.

        Interest expense totaled $1.9 million for the three months ended March 31, 2002 compared to $1.8 million for the comparable period in 2001. This increase is primarily due to noncash interest charges relating to the convertible promissory notes offering in February 1999. Interest expense is expected to increase in the future due to additional interest charges resulting from the sale of our senior notes in April 2002.

        Our effective tax rate for the three months ended March 31, 2002 was approximately thirty-five percent compared to thirty-seven percent for the comparable period in 2001. This decrease in our effective tax rate in 2002 is primarily due to an increase in our research and experimentation credits and orphan drug credit. Our net operating loss carryforwards available to offset future taxable income at December 31, 2001 were approximately $174.0 million for federal income tax purposes and begin to expire in 2009. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate this annual limitation to result only in a slight deferral in the utilization of our net operating loss carryforwards and tax credits. We expect that our effective tax rate in the future will continue to be closer to the maximum statutory tax rate.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operating and capital expenditures since inception principally through the sales of equity securities, profits from our copromotion arrangement with Genentech related to the sales of Rituxan, license fees, contract revenues, lease financing transactions, debt financing transactions and interest income. We expect to finance our current and planned operating requirements principally through cash on hand, anticipated funds from our copromotion arrangement with Genentech and from commercial sales of ZEVALIN, proceeds from the sale of our senior notes and with funds from existing collaborative agreements and contracts. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. Existing collaborative research agreements and contracts, however, could be canceled by the contracting parties. In addition, we may, from time to time seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. Additional funds may not be obtainable through these sources on acceptable terms, if at all. If adequate funds are not obtainable from the copromotion arrangement, operations or additional sources of financing, our business could be harmed. Our working capital and capital requirements will depend upon numerous factors, including:

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

  •
  levels of resources that we devote to the development of manufacturing, sales and marketing capabilities, including resources devoted to the commercial launch and marketing of ZEVALIN;

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

        At March 31, 2002, we had $876.4 million in cash, cash equivalents and securities available-for-sale compared to $866.6 million at December 31, 2001. Sources of cash, cash equivalents and securities available-for-sale during the three months ended March 31, 2002, included $20.6 million from operations and $9.1 million from the issuance of common stock under employee stock option and purchase plans. Uses of cash, cash equivalents and securities available-for-sale during the three months ended March 31, 2002 included $20.1 million used to fund construction cost and purchase capital equipment.

        In April 2002, we raised through the sale of 30-year senior convertible promissory notes, or senior notes, approximately $657.0 million, net of underwriting commissions and expenses. In May 2002, the underwriters exercised their option to purchase additional senior notes of approximately $38.5 million net of underwriting commissions and expenses. Simultaneously with the issuance of the senior notes we used the proceeds to fund the repurchase of $135.0 million of our outstanding common stock. The senior notes are zero coupon and were priced with a yield to maturity of 1.75% annually. We will pay contingent cash interest to the holders of these senior notes during any six-month period commencing on or after April 30, 2007 if the average market price of the senior notes for a five trading day measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such senior note. The contingent interest payable per senior note in respect of any quarterly period within such six-month period where contingent interest is determined to be payable will equal the greater of (1) the amount of regular cash dividends paid by us per share on our common stock during that quarterly period multiplied by the then applicable conversion rate or (2) 0.0625% of the average market price of a senior note for the five trading day measurement period preceding such six-month period, provided that if we do not pay regular cash dividends during a semiannual period, we will pay contingent interest semiannually at a rate of 0.125% of the average market price of a senior note for the five trading day measurement period immediately preceding such six-month period.

        Upon maturity, the senior notes will have an aggregate principal face value of $1.2 billion. Each $1,000 aggregate principal face value senior note is convertible at the holder's option at any time through maturity into 7.1881 shares of our common stock at an initial conversion price of $82.49. In addition, holders of the senior notes may require us to purchase all or a portion of the senior notes on April 29, 2005, 2007, 2012 and 2017 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, with us having the option to repay the senior notes plus the accrued original issue discount in cash, our common stock or a combination thereof. In addition, if a change in control in our company occurs on or before April 29, 2007, holders may require us to purchase all or a portion of their senior notes for cash. We have the right to redeem all or a portion of the senior notes for cash at any time on or after April 29, 2007 at set prices.

        Under the terms of our agreement with MDS Canada, Inc., we are obligated to make periodic payments into an escrow account. These funds secure certain obligations we have under our agreement regarding minimum annual purchases and MDS Canada, Inc.'s establishment of a new facility to supply us with Yttrium-90. In general, our required escrow deposits will decrease over time if we satisfy portions of our Yttrium-90 minimum annual purchase commitment. As of March 31, 2002, we have paid $10.0 million into this escrow fund.

        In April 2001, we purchased a 43,000 square foot facility to house our future clinical manufacturing area. We anticipate that we will have to invest approximately $50.0 million in 2002 to fund construction of building improvements for this new facility and expect to pay for these costs through our working capital.

        In September 2001, we purchased approximately 42.6 acres in San Diego for a proposed corporate headquarters and research and development campus. Additional costs we expect to incur in connection with this campus include design, development and construction costs, as well as the purchase and installation of equipment and furnishings for the campus. We estimate these costs at approximately $100.0 million over a two-year period. We expect to pay for these costs in part from our working capital and we presently are evaluating financing the remaining costs for this campus through a number of financing arrangements, including financing with banks or other financial institutions or an off balance sheet lease arrangement that will likely involve using cash on hand as collateral. We cannot assure you that third-party financing for this campus will be obtained on acceptable terms, and we may use working capital to meet all the costs of this campus as well. In the third quarter of 2001, we began preliminary site engineering preparations for the campus, which could potentially expand to over 750,000 square feet of facilities. The first phase of construction is expected to be completed in early 2004.

        In September 2000, we purchased a 60-acre site in Oceanside for approximately $18.9 million in cash. We plan to build a large-scale manufacturing facility at the location, which we anticipate using to commercialize our products currently in clinical trials if they are approved by the FDA. Additional costs we expect to incur in connection with this facility include design, development, construction, validation and start-up costs, as well as the purchase and installation of equipment and furnishings for the facility. We estimate these costs at over $400.0 million over a four- year period. We expect to pay for these costs in part from our working capital. In the first quarter of 2001, we began preliminary site engineering preparations for the first phase of development, which is anticipated to be approximately 450,000 square feet of facility space for manufacturing, warehousing, utilities, maintenance, laboratories and offices. We expect the first phase of the new facility to be mechanically completed in 2004, followed by commissioning and validation in 2005 and 2006. This expansion will allow us to better control the manufacture of our products, reducing our reliance on contract manufacturers, as well as to reduce commercial risk.

        In February 1999, we raised through the sale of convertible promissory notes approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million. The convertible promissory notes are zero coupons and were priced with a yield to maturity of 5.5 percent annually. Upon maturity, the convertible promissory notes will have an aggregate principal face value of $345.0 million. Each $1,000 aggregate principal face value convertible promissory note is convertible at the holders' option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36. We are required under the terms of the convertible promissory notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any convertible promissory note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of purchase. Additionally, the holders of the convertible promissory notes may require us to purchase the convertible promissory notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with us having the option to repay the convertible promissory notes plus accrued original issue discount in cash, our common stock or a combination thereof. We have the right to redeem the convertible promissory notes on or after February 16, 2004.

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

Our Revenues Rely Significantly on Rituxan Sales.

        Our revenues currently depend substantially upon continued sales of Rituxan. For the year ended December 31, 2001, approximately 92% of our revenues were derived from our Rituxan copromotion arrangement with Genentech. For the three-month period ended March 31, 2002, 98% of our revenues were derived from our Rituxan copromotion arrangement with Genentech. We cannot assure you that Rituxan will continue to be accepted in the United States or in any foreign markets or that Rituxan sales will continue to increase. A number of factors may affect the rate and level of market acceptance of Rituxan, including:

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

If We Fail to Commercialize ZEVALIN Successfully in the United States, to Obtain Marketing Approval for ZEVALIN in Europe or to Commercialize ZEVALIN Successfully in Europe, Our Business Will Be Harmed.

        Our product ZEVALIN was approved by the FDA for marketing and sale in the United States in February 2002. We cannot assure you that ZEVALIN will be accepted or used by physicians and other members of the healthcare community in the United States. Further, marketing approval for ZEVALIN is still pending in Europe and we cannot be certain that, even if marketing approval is obtained, our exclusive worldwide marketing partner, Schering AG, will be able to successfully commercialize ZEVALIN in Europe. Factors that might impact the commercialization of ZEVALIN include:

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

        We have no marketing support service experience and, therefore, we will be dependent on outside contractors to meet those needs for ZEVALIN. We rely upon a third-party logistics distributor to provide customer service, order entry, shipping, billing, customer reimbursement assistance and managed care sales support. We cannot assure you that the integration of these marketing support services can be successfully coordinated. Further, given our limited marketing and sales experience, we cannot assure you that we will be successful in selling ZEVALIN in the United States.

        We rely on MDS Canada Inc. to provide us with the Yttrium-90 radioisotope required for therapeutic use of ZEVALIN, and we rely on DSM Pharmaceuticals, Inc. for various manufacturing steps of ZEVALIN. In addition, there are currently only two sources approved by the FDA to supply the Indium-111 isotope required for the imaging use of ZEVALIN. If we were to lose the services of any of these parties, we would be forced to find other providers, which could delay our ability to sell ZEVALIN. In addition, each of these third-party providers is subject to continuing inspection by the FDA or comparable agencies in other jurisdictions. If DSM was required to delay or discontinue manufacture of ZEVALIN or MDS Canada was required to delay or discontinue production of the radioisotope required for the manufacture of ZEVALIN for any reason, including as a result of the failure to pass any regulatory agency inspection, or the commercial availability of Indium-111 were impaired, our ability to sell ZEVALIN could be significantly impaired.

We May Be Unable to Develop and Commercialize New Products.

        Our future results of operations depend to a large extent upon our ability to successfully develop and commercialize new products in a timely and competitive manner. As a result, we must continue to develop, test and manufacture new products and then must meet regulatory standards and obtain regulatory approvals for any new products. Our products currently in development may not receive the regulatory approvals necessary for marketing in a timely manner, if at all. The FDA or comparable agencies in other jurisdictions may not accept or ultimately approve any new drugs that we develop, which would preclude us from marketing any such drugs in the United States or such other jurisdictions. Additionally, the development and commercialization process is time-consuming and costly, and we cannot assure you that any of our products, if and when developed and approved, will be successfully commercialized or competitive in the marketplace. Delays or unanticipated costs in any part of the process or our inability to obtain regulatory approval for our products, to effectively commercialize our products, or to maintain manufacturing facilities in compliance with all applicable regulatory requirements could harm our business.

We Have Limited Manufacturing Experience and Rely Heavily on Contract Manufacturers.

        We rely heavily upon third-party manufacturers to manufacture significant portions of Rituxan, ZEVALIN and our product candidates. Our current manufacturing capacity is limited. Our manufacturing experience to date has been limited to the production of preclinical and clinical quantities of product candidates and to approximately three years of commercial production of bulk Rituxan. We have no fill/finish experience or capacity, and we do not have experience manufacturing in the field of chelates or radioisotopes, which are required for our production of ZEVALIN. Therefore, we rely entirely upon third parties for fill/finish services as well as the manufacture of product components. Consequently, we cannot assure you that either our manufacturing facilities or our ability to sustain ongoing production of our products will be able to meet our expectations. If our current third-party manufacturers or service providers fail to meet our expectations, we may not be able to enter into satisfactory agreements with other third party manufacturers or service providers. Poor performance or coordination on our part or that of our third-party manufacturers or service providers could harm our business.

        ZEVALIN has multiple components that require successful coordination among several third-party contract manufacturers and suppliers. We may not be able to integrate and coordinate successfully our contract manufacturers and suppliers. In addition, our contract manufacturers and suppliers are required to maintain compliance with current Good Manufacturing Practices, or cGMP, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm this compliance. Their inability to demonstrate ongoing cGMP compliance and produce ZEVALIN components could interrupt commercial supply of ZEVALIN. For example, our third-party manufacturer for ZEVALIN, DSM remains subject to a warning letter from the FDA with respect to cGMP matters not specifically related to ZEVALIN. A manufacturer subject to a warning letter that fails to correct cGMP deficiencies to the satisfaction of the FDA could be subject to interruption of production pending resolution of the cGMP issues. Further, we are working with DSM to address issues related to the manufacture of commercial quantities of ZEVALIN. If ZEVALIN production was interrupted or DSM was unable to manufacture adequate commercial quantities of ZEVALIN, it could adversely affect our results of operations.

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

        In addition, we are converting our current manufacturing facility to a multi-product facility. From this facility, we have manufactured and will continue to manufacture our own commercial requirements of the bulk antibody for ZEVALIN. We cannot assure you that our manufacturing performance will meet our expectations. Our inability to maintain regulatory approval of our manufacturing facility for ZEVALIN would harm our ability to timely produce commercial supplies of the ZEVALIN antibody. To the extent we cannot produce our own biologics, we will need to rely on third-party manufacturers, of which there are only a limited number capable of manufacturing biologics products as contract suppliers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers.

We Rely Heavily on a Limited Number of Suppliers.

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

        For example, we have entered into an agreement with MDS Canada, the commercial supplier of the radioisotope for ZEVALIN and will rely upon them to supply our clinical and commercial requirements. If MDS Canada does not maintain FDA approvals or approvals of comparable agencies in other jurisdictions to produce the radioisotope Yttrium-90 for ZEVALIN, or if we are unable to receive an adequate supply of this radioisotope for any other reason, including those described above, we would be unable to sell ZEVALIN for therapeutic use unless we were to obtain a new supplier. We are aware of other entities that may be able to provide the radioisotope that we need for the therapeutic use of ZEVALIN but we believe that these suppliers would be required to apply for additional governmental approvals to do so. The process of establishing a relationship with another supplier and the process of obtaining the required governmental approvals would be time consuming and uncertain. We cannot assure you that we could reach an agreement with another supplier in a timely manner or on commercially reasonable terms, if at all. As a result of these concerns, if we were to lose our supply or were unable to receive sufficient quantities of the radioisotope from our sole supplier, our ability to sell ZEVALIN could be harmed which, in turn, could significantly harm our business.

We Have Limited Sales and Marketing Experience.

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

Our Operating Results Are Subject to Significant Fluctuations.

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

  •
  rate and success of product approvals;

  •
  timing of regulatory approval, if any, of competitive products and the rate of market penetration of competing products;

  •
  collaboration obligations and copromotion payments we make or receive;

  •
  interest rate fluctuations;

  •
  foreign currency exchange rates; and

  •
  overall economic conditions.

        Our operating results during any one-quarter do not necessarily suggest the anticipated results of future quarters. These results fluctuate periodically because our revenues are driven by the occurrence of events, for example, the achievement of product development milestones and the applicable profit-sharing allocations between us and our marketing partners Genentech and Schering AG.

We Face Uncertain Results of Clinical Trials of Our Potential Products.

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

Our Industry Is Intensely Competitive.

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

        One of our competitors, Corixa Corporation, formerly Coulter Pharmaceuticals, is pursuing FDA approval for BEXXAR® (tositumomab, iodine I-131 tositumomab), an investigational radioimmunotherapy for the treatment of low-grade or transformed low-grade NHL. We are aware that Corixa has recently received a Complete Review Letter from the FDA indicating that Corixa has not demonstrated that BEXXAR provides sufficient evidence of safety and net clinical benefit of BEXXAR for it to be approved. Nevertheless, if Corixa were able to provide such additional evidence, it may be able to obtain FDA approval for BEXXAR, which could adversely affect our business.

        We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphoma in development.

We May Be Unable to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third Party Patents and We Are Involved in Patent Litigation.

        Our ability and the abilities of our partners to obtain and maintain patent and other protection for our products will affect our ability to compete. We are assigned, have rights to, or have exclusive licenses to a number of U.S. and foreign patents and patent applications. However, these patent applications may not be approved and, even if approved, our patent rights may not be upheld in a court of law or may be narrowed if challenged. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors.

        In addition to patents, we rely on trade secrets and proprietary know-how that we seek to protect, in part, through confidentiality agreements with our partners, employees and consultants. These parties may breach our agreements and courts may not enforce the agreements, leaving us without adequate remedies. Further, our trade secrets may become known or be developed independently or patented by our competitors.

        If it were ultimately determined that our claimed intellectual property rights are unenforceable, or that our use of our products infringes on the rights of others, we may be required or may desire to obtain licenses to patents and other intellectual property held by third parties to develop, manufacture and market our products. We may not be able to obtain these licenses on commercially reasonable terms, if at all, and any licensed patents or intellectual property that we may obtain may not be valid or enforceable. In addition, the scope of intellectual property protection is subject to scrutiny and challenge by courts and other governmental bodies. Litigation and other proceedings concerning patents and proprietary technologies can be protracted, expensive and distracting to management and companies may sue competitors as a way of delaying the introduction of competitors' products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time consuming and could harm our business.

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

Patent Litigation Related to Rituxan

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

        In addition, Glaxo has also sued Roche in Germany asserting that Rituxan infringes Glaxo's patents. On October 26, 2000, a German court handling the infringement phase of the suit issued a decision holding that the manufacture, use and sale of Rituxan infringes patents held by Glaxo. Roche has appealed the decision and the appeal is pending before the Court of Appeal. At the end of 2001, a German court handling the validity phase of the trial held that the three patents were invalid. Additionally, Roche has filed oppositions in the European Patent Office, or EPO, to several of the Glaxo patents. Although we were not named in the suit, if Glaxo obtains an injunction precluding further sale of Rituxan in Europe, our business could be harmed.

Patent Litigation Related to ZEVALIN

        On September 10, 2001, we filed a complaint against GlaxoSmithKline, plc, or Glaxo, and another complaint against Corixa Corporation, Coulter Pharmaceutical, Inc., and the Regents of the University of Michigan, in federal court for the Southern District of California. We are seeking declaratory judgment that ZEVALIN does not infringe patents held by the defendants and/or that the patents are invalid. On September 12, 2001, Corixa, Coulter and Glaxo filed a lawsuit against us in federal court in the district of Delaware alleging that ZEVALIN infringes their patents. This action has been transferred to the federal court for the Southern District of California and will be consolidated with our lawsuit. Corixa's lawsuit against us seeks damages and to permanently enjoin us from selling ZEVALIN. We cannot predict or determine the outcome of this litigation. An unfavorable outcome could limit our ability to sell ZEVALIN, could require us to pay damages for past sales of ZEVALIN and could require that we obtain a license from third parties to sell ZEVALIN. Any such unfavorable outcome could harm our business and our results of operations.

Proceedings Related to Anti-CD40 Antibodies

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

        We, along with other companies, have filed oppositions to a Japanese patent assigned to Immunex Corporation relating to anti-CD40L antibodies. We are also aware that oppositions have been filed in the EPO to granted European applications that have been licensed to us. Each of these applications contain claims relating to the use of anti-CD40L antibodies as a therapeutic. Also, we are aware of an opposition that has been filed to a granted European patent application which names us as the applicant and which relates to Provax and therapeutic use thereof. This opposition has been heard by the Oppositions Division of the EPO. The claims of the European patent covering Provax were narrowed, yet are still of sufficient scope to cover the Provax product. If the outcome of the interference or any of the oppositions is adverse, in whole or in part, it could result in the scope of some or all of the granted claims being limited, some or all of the granted claims being lost, the granted patent application not proceeding to a patent or, our competitors having patent claims that may be asserted against us.

Potential Conflicts with Third-Party Patent Rights

        We are aware of several third-party patents and patent applications, to the extent they issue as patents, that if successfully asserted against us, may adversely affect our ability to make, use, offer to sell, sell and import our products. These third-party patents and patent applications may include:

  •
  three U.S. patents assigned to Glaxo and foreign counterparts relating to therapeutic uses of CHO-glycosylated human chimeric, CDR-grafted or bi-specific antibodies, two of which are involved in the May 28, 1999 Genentech-Glaxo patent litigation related to Rituxan;

  •
  two U.S. patents assigned to Glaxo and foreign counterparts directed to methods of growing CHO cells in media that is free from components obtained directly from an animal source, both of which are involved in the September 14, 2000 Genentech-Glaxo patent litigation related to Rituxan and our declaratory judgment action against Glaxo related to ZEVALIN;

  •
  seven U.S. patents assigned to Corixa and the Regents of the University of Michigan, all of which are involved in our declaratory judgment action against Corixa related to ZEVALIN and four of which are involved in the litigation filed by Corixa, Coulter and Glaxo related to ZEVALIN; one that relates to compositions comprising radiolabeled antibodies directed to CD20 antigen; a second which relates to methods of treating lymphoma with anti-CD20 antibodies in combination with an anti-CD20 radiolabeled antibody, an apoptosis-inducing agent, external beam radiation, or a chemotherapeutic agent; three patents directed to methods of treating lymphoma comprising imaging the distribution of a radiolabeled anti-CD20 antibody followed by the administration of radiolabeled antibodies directed to the CD20 antigen in non myelo-suppressive doses; and two patents are directed to methods for establishing optimal radiation doses in the radiotherapeutic treatment of disease;

  •
  a U.S. patent and foreign counterparts filed by Bristol-Myers Squibb Company that relate to ligands to a B7.1 antigen;

  •
  two U.S. patents assigned to Columbia University, one of which is involved in the Dartmouth interference proceeding related to anti-CD40 antibodies, and a Japanese patent assigned to Immunex, which we believe have been exclusively licensed to Biogen, related to monoclonal antibodies to the 5C8 antigen found on T cells and methods of their use. We believe the 5C8 antigen and CD40L, the target for our IDEC-131 antibody, are both expressed on the surface of activated T cells; and

  •
  a number of issued U.S. and foreign patents that relate to various aspects of radioimmunotherapy of cancer and to methods of treating patients with anti-CD4 antibodies.

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

Failure to Obtain Product Approvals or Comply with Government Regulations Could Harm Our Business.

        As pharmaceutical companies, we and our partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by governmental authorities in the United States and other countries. In the United States, our products cannot be marketed until they are approved by the FDA. Obtaining FDA approval involves the submission, among other information, of the results of preclinical and clinical studies on the product and requires substantial time, effort and financial resources. The FDA will also conduct prelicensing inspections of the facility or facilities at which the product is manufactured to determine compliance with cGMP. Rituxan and ZEVALIN are our only products that have received FDA approval, and we cannot assure you that our product candidates will be approved either in the United States or in other countries in a timely fashion, if at all. Failure to comply with FDA requirements, both before and after product approval, may subject us and/or our partners, contract manufacturers and suppliers to administrative or judicial sanctions, including FDA refusal to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines, injunctions and/or criminal prosecution.

We May Be Unable to Maintain Third-Party Research and Development Relationships.

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

Our Business Exposes Us to Product Liability Claims.

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

We May Not Be Able to Successfully Develop and Commence Operations of Our New Manufacturing and Clinical Facilities.

        We purchased a 60-acre parcel of land and a 43,000 square foot building on adjacent property in Oceanside, California on which we intend to develop manufacturing and clinical facilities. We have limited experience in developing these types of facilities and may not be able to successfully develop or commence operations at these facilities. If we fail to successfully develop or commence operations at these new facilities, we may be unable to commercialize or meet demands for future products, if any.

We may encounter difficulties in designing, constructing and initiating our manufacturing facilities, including:

  •
  governmental regulation of our manufacturing facility, specifically, FDA or comparable agency approvals required for the commercial manufacture of our products currently in clinical trials;

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

We Are Subject to Uncertainties Regarding Healthcare Reimbursement and Reform.

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

Our Business Involves Environmental Risks.

        Our business and the business of several of our strategic partners, including Genentech, involve the controlled use of hazardous materials, chemicals, biologics and radioactive compounds. Biologics manufacturing is extremely susceptible to product loss due to microbial or viral contamination, material equipment failure, or vendor or operator error. Although we believe that our safety procedures for handling and disposing of such materials complies with state and federal standards, there will always be the risk of accidental contamination or injury. In addition, microbial or viral contamination may cause the closure of a manufacturing facility for an extended period of time. By law, radioactive materials may only be disposed of at state-approved facilities. We currently store our radioactive materials on-site because the approval of a disposal site in California for all California-based companies has been delayed indefinitely. If and when a disposal site is approved, we may incur substantial costs related to the disposal of these materials. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages and penalties that could harm our business.

We Rely Upon Key Personnel.

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

Future Transactions May Harm Our Business or the Market Price of Our Securities.

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

Volatility of Our Stock Price.

        The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the market price of our common stock fluctuated between $50.09 per share and $71.40 per share during the three months ended March 31, 2002. The market price of our common stock likely will continue to fluctuate due to a variety of factors, including:

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

We May Be Unable to Raise Additional Capital.

        We expend and will likely continue to expend substantial funds to complete the research, development, manufacturing and marketing of our potential future products. Consequently, we may seek to raise capital through collaborative arrangements, strategic alliances or equity and debt financings or from other sources. We may need to raise additional funds or borrow funds to complete the construction of our planned facilities. We may be unable to raise additional capital on commercially acceptable terms, if at all, and if we raise capital through equity financing, existing stockholders may have their ownership interests diluted. Our failure to be able to generate adequate funds from operations or from additional sources would harm our business.

Our Existing and Outstanding LYONs due 2019 and 2032 Leverage Us Considerably.

        As a result of issuing our LYONs due 2019 in February 1999 and issuing our LYONs due 2032 in April 2002, we have incurred indebtedness of approximately $345.0 million at maturity in 2019 and approximately $1.2 billion at maturity in 2032. As a result of this indebtedness, our principal and interest obligations increased substantially. The degree to which we are leveraged could harm our ability to obtain future financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We Have Adopted Several Anti-takeover Measures.

        We have taken a number of actions that could discourage a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example:

  •
  we reincorporated into Delaware, which subjects us to Section 203 of the Delaware General Corporation Law, providing that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in the code section;

  •
  we have adopted a stockholder rights plan that was amended and restated as of July 26, 2001 that would cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors;

  •
  our board of directors has the authority to issue, without vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock. Although we currently have 48,014 shares of non-voting convertible preferred stock outstanding, which were convertible into 2,880,840 shares of common stock as of December 31, 2001, the board of directors has no present intention of issuing any additional shares of preferred stock. However, the board of directors may issue additional series of preferred stock in the future;

  •
  our copromotion arrangement with Genentech provides Genentech with the option to buy the rights to Rituxan in the event that we undergo a change of control, which may limit our attractiveness to potential acquirors;

  •
  under the terms of the LYONs any acquiror would be required to repurchase some or all of the LYONs for cash in connection with its acquisition of us before 2007; and

  •
  our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and the cost of our debt.

        At March 31, 2002, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio containing financial instruments in which the majority have original maturities of greater than three months but less than twenty-four months. These financial instruments, principally comprised of corporate obligations and to a lesser extent foreign and U.S. government obligations, are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical ten percent change in interest rates during the three months ended March 31, 2002, would have resulted in approximately a $0.6 million change in pretax income. We have not used derivative financial instruments in our investment portfolio.

        Our long-term debt totaled $137.8 million at March 31, 2002 and was comprised principally of our convertible promissory notes issued in February 1999. These long-term debt obligations bear interest at a weighed average interest rate of 5.5%. Due to the fixed rate nature of the 1999 convertible promissory notes, an immediate ten percent change in interest rates would not have a material effect on our financial condition or results of operations.

        Underlying market risk exists related to an increase in our stock price or an increase in interest rates may make conversion of the convertible promissory notes to common stock beneficial to the convertible promissory notes holder. Conversion of the convertible promissory notes would have a dilutive effect on our earnings per share and book value per common share.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  (a)
  Exhibits referenced

Exhibit Number	Description
4.1	Indenture, dated as of April 29, 2002, between IDEC Pharmaceuticals Corporation and JP Morgan Trust Company, N.A.
4.2	Registration Rights Agreement, dated as of April 29, 2002, between IDEC Pharmaceuticals Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
4.3	Form of Liquid Yield Option™ Note dated April 29, 2002.
10.15*	Addendum to Collaborative Development Agreement dated March 22, 2002, between IDEC Pharmaceuticals Corporation and Seikagaku Corporation.
99.1	Press Release dated April 23, 2002.
99.2	Press Release dated April 24, 2002.

*
Confidential treatment requested.

(b)
Reports on Form 8-K. None

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEC PHARMACEUTICALS CORPORATION
Date: May 10, 2002	By:	/s/ WILLIAM H. RASTETTER William H. Rastetter Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2002	By:	/s/ PHILLIP M. SCHNEIDER Phillip M. Schneider Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

IDEC PHARMACEUTICALS CORPORATION FORM 10-Q—QUARTERLY REPORT FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (unaudited)
IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except par value)
IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
FORWARD-LOOKING INFORMATION AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
PART II—OTHER INFORMATION
Signatures