Form 10-Q
period 2002-06-30
IDEC PHARMACEUTICALS CORP / DE
filed 2002-08-14
CIK 875045

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of July 31, 2002 the Registrant had 152,679,212 shares of its common stock, $.0005 par value, issued and outstanding.

IDEC PHARMACEUTICALS CORPORATION

FORM 10-Q—QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

PART I—FINANCIAL INFORMATION

        Item 1. Financial Statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenues:
Product sales	$3,300	$—	$3,300	$—
Revenues from unconsolidated joint business	92,455	58,072	170,637	106,630
Corporate partner revenues	1,376	6,777	2,935	14,757

Total revenues	97,131	64,849	176,872	121,387
Operating costs and expenses:
Cost of sales	889	—	889	—
Research and development	22,980	21,691	42,229	43,161
Selling, general and administrative	23,224	11,430	42,067	23,134

Total operating costs and expenses	47,093	33,121	85,185	66,295

Income from operations	50,038	31,728	91,687	55,092
Interest income, net	4,397	8,257	8,399	17,980

Income before income tax provision	54,435	39,985	100,086	73,072
Income tax provision	19,052	14,832	35,030	27,112

Net income	$35,383	$25,153	$65,056	$45,960

Earnings per share:
Basic	$0.23	$0.17	$0.42	$0.31
Diluted	$0.20	$0.15	$0.37	$0.27
Shares used in calculation of earnings per share:
Basic	152,827	150,477	153,128	149,167
Diluted	179,515	167,417	180,965	167,297

See accompanying notes to the condensed unaudited consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$576,596	$425,999
Securities available-for-sale	471,924	197,824
Accounts receivable	17,467	6,198
Due from related parties, net	78,252	67,651
Inventories	13,808	524
Prepaid expenses and other current assets	2,993	1,847

Total current assets	1,161,040	700,043
Long-term securities available-for-sale	400,315	242,784
Property and equipment, net	154,894	108,588
Deferred tax assets, net	63,783	67,044
Restricted cash	14,500	5,002
Other assets	37,501	9,267

	$1,832,033	$1,132,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,053	$3,866
Accrued expenses	32,312	27,616
Deferred revenue	1,700	3,807

Total current liabilities	37,065	35,289
Notes payable	856,165	135,977
Deferred rent	3,174	2,853
Other long-term liabilities	3,666	2,130

Total liabilities	900,070	176,249

Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $.001 par value	—	—
Common stock, $.0005 par value	77	76
Additional paid-in capital	885,065	840,232
Accumulated other comprehensive income	1,679	1,085
Retained earnings	180,142	115,086

	1,066,963	956,479
Less treasury stock, at cost	135,000	—

Total stockholders' equity	931,963	956,479

	$1,832,033	$1,132,728

See accompanying notes to the condensed unaudited consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$65,056	$45,960
Depreciation and amortization	4,540	2,823
Deferred rent	321	70
Non-cash interest expense	6,006	4,368
Deferred revenue	(2,107)	(3,054)
Deferred income taxes	33,517	27,482
Gain (loss) on sales of securities available-for-sale	(830)	2,185
Change in assets and liabilities:
Restricted cash	(9,498)	—
Accounts receivable	(11,269)	(1,263)
Due from related parties, net	(10,601)	(12,982)
Inventories	(13,284)	—
Prepaid expenses and other assets	(11,157)	(1,070)
Accounts payable	(813)	(190)
Accrued expenses	6,254	1,895
Other long-term liabilities	1,536	398

Net cash provided by operating activities	57,671	66,622

Cash flows from investing activities:
Purchase of property and equipment	(50,846)	(13,116)
Purchase of securities available-for-sale	(650,532)	(326,454)
Sales and maturities of securities available-for-sale	220,325	305,661

Net cash used in investing activities	(481,053)	(33,909)

Cash flows from financing activities:
Payments on notes payable	—	(597)
Proceeds from notes payable, net of issuance costs	696,004	—
Proceeds from issuance of common stock	12,975	20,738
Purchase of common stock for treasury	(135,000)	—

Net cash provided by financing activities	573,979	20,141

Net increase in cash and cash equivalents	150,597	52,854
Cash and cash equivalents, beginning of period	425,999	401,052

Cash and cash equivalents, end of period	$576,596	$453,906

See accompanying notes to the condensed unaudited consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Summary of Significant Accounting Policies

        Basis of Presentation:    The information at June 30, 2002, and for the three and six months ended June 30, 2002 and 2001 is unaudited. In the opinion of management, these condensed unaudited consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period. These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001.

        Principles of Consolidation:    The condensed consolidated financial statements include our financial statements and those of our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        Inventories:    Inventories are stated at the lower of cost or market. Cost is determined in a manner which approximates the first-in, first-out, or FIFO method. Inventories consist of the following (table in thousands):

	June 30, 2002	December 31, 2001
Raw materials	$496	$524
Work in process	12,832	—
Finished goods	480	—

	$13,808	$524

        Revenues from Unconsolidated Joint Business:    Revenues from unconsolidated joint business consist of our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech Inc., reimbursement from Genentech of our Rituxan®-related sales force and development expenses and royalty revenue from F. Hoffmann-La Roche Ltd. and Zenyaku Kogyo Co. Ltd. on sales of Rituximab outside the United States. We record our royalty revenue from Roche and Zenyaku with a one-quarter lag. Rituxan is the trade name in the United States, Canada and Japan for the compound Rituximab. Outside these territories, Rituximab is marketed as MabThera. In our notes to the condensed unaudited consolidated financial statements, we refer to Rituximab, Rituxan and MabThera collectively as Rituxan, except where otherwise indicated. Under the copromotion arrangement, we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes conducting supportive research on Rituxan, post approval clinical studies and obtaining potential approval of Rituxan for additional indications. Genentech provides the support functions for the commercialization of Rituxan in the United States including marketing, customer service, order entry, distribution, shipping and billing and, as of September 1999, all worldwide manufacturing responsibilities. Under the copromotion arrangement, all United States sales of Rituxan and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking the United States net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We began recording our profit share at the higher percentage during the first quarters of 2002 and 2001.

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

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share data)
	2002	2001	2002	2001
Numerator:
Net income	$35,383	$25,153	$65,056	$45,960
Adjustments for interest, net of income tax effect	1,255	—	2,477	—

Net income, adjusted	$36,638	$25,153	$67,533	$45,960
Denominator:
Weighted-average shares outstanding	152,827	150,477	153,128	149,167
Effect of dilutive securities:
Stock options	9,872	13,604	11,019	14,276
Convertible preferred stock	2,881	3,336	2,881	3,854
Convertible promissory notes due 2019	13,935	—	13,937	—

Dilutive potential common shares	26,688	16,940	27,837	18,130

Weighted-average shares and dilutive potential common shares	179,515	167,417	180,965	167,297

Basic earnings per share	$0.23	$0.17	$0.42	$0.31
Diluted earnings per share	$0.20	$0.15	$0.37	$0.27

        Excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2002 were 6,345,000 shares and 3,190,000 shares, respectively, of common stock from the assumed conversion of our 30-year senior convertible promissory notes due 2032, and 5,589,000 shares and 4,584,000 shares, respectively, of common stock from stock options because their effect was antidilutive.

        Excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2001 were 13,939,000 shares of common stock from the assumed conversion of our subordinated convertible promissory notes due 2019, and 2,420,000 shares and 2,117,000 shares, respectively, of common stock from stock options because their effect was antidilutive.

        Comprehensive Income:    Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in stockholders' equity that are excluded from net income, specifically, unrealized holding gains and losses on securities available-for-sale, net of tax. Comprehensive income for the three months ended June 30, 2002 and

2001 was $37,300,000 and $25,063,000, respectively. Comprehensive income for the six months ended June 30, 2002 and 2001 was $65,650,000 and $46,272,000, respectively.

        Reclassifications:    Certain balances in 2001 have been reclassified to conform to the 2002 presentation.

Note 2. Related Party Arrangements

        In March 1995, we entered into a collaborative agreement for the clinical development and commercialization of our anti-CD20 monoclonal antibody, Rituxan, for the treatment of certain B-cell non-Hodgkin's lymphomas, or NHL's, with Genentech. Concurrent with the collaborative agreement we also entered into an expression technology license agreement with Genentech for a proprietary gene expression technology developed by us and a preferred stock purchase agreement providing for certain equity investments in us by Genentech. Under the terms of these agreements, we will be reimbursed by Genentech for certain other development and regulatory approval expenses. Genentech may terminate this agreement for any reason, which would result in a loss of Genentech's Rituxan product rights.

        In addition, we are copromoting Rituxan in the United States with Genentech under a joint business arrangement whereby we receive a share of the pretax copromotion profits. In September 1999, we transferred all worldwide manufacturing responsibilities for bulk Rituxan to Genentech.

        Revenues from unconsolidated joint business for the three and six months ended June 30, 2002 and 2001 consist of the following (table in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Copromotion profits	$77,624	$52,388	$143,136	$96,198
Reimbursement of selling and development expenses	3,752	2,372	7,384	4,500
Royalty income on sales of Rituximab outside the U.S.	11,079	3,312	20,117	5,932

Total revenues from unconsolidated joint business	$92,455	$58,072	$170,637	$106,630

        Amounts due from related parties, net at June 30, 2002 and December 31, 2001 consist of the following (table in thousands):

	2002	2001
Due from Genentech, copromotion profits	$74,282	$65,628
Due from Genentech, selling and development expenses	3,937	1,974
Due from Roche	33	49

Total due from related parties, net	$78,252	$67,651

        Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan where Roche continues development and copromotes Rituxan in collaboration with Zenyaku. We receive royalties on Rituxan sales outside the United States.

Note 3. Notes Payable

        In April and May 2002, we issued 30-year senior convertible promissory notes, or senior notes, for gross proceeds of approximately $714.4 million, or $696.0 million net of underwriting commissions and expenses of $18.4 million. Simultaneously with the issuance of the senior notes, we used a portion of the proceeds to fund the repurchase of $135.0 million of our outstanding common stock. The senior notes are zero coupon and were priced with a yield to maturity of 1.75% annually. We will pay contingent cash interest to the holders of these senior notes during any six-month period commencing on or after April 30, 2007 if the average market price of the senior notes for a five trading day measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such senior note. The contingent interest payable per senior note in respect of any quarterly period within such six-month period where contingent interest is determined to be payable will equal the greater of (1) the amount of regular cash dividends paid by us per share on our common stock during that quarterly period multiplied by the then applicable conversion rate or (2) 0.0625% of the average market price of a senior note for the five trading day measurement period preceding such six-month period, provided that if we do not pay regular cash dividends during a semiannual period, we will pay contingent interest semiannually at a rate of 0.125% of the average market price of a senior note for the five trading day measurement period immediately preceding such six-month period.

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

Note 4. Contingencies

        Contingencies:    On September 10, 2001, we filed a complaint against GlaxoSmithKline, plc, or Glaxo, and another complaint against Corixa Corporation, Coulter Pharmaceutical, Inc., and the Regents of the University of Michigan, in federal court for the Southern District of California. We are seeking declaratory judgment that ZEVALIN™ does not infringe patents held by the defendants and/or that the patents are invalid. On September 12, 2001, Corixa, Coulter and Glaxo filed a lawsuit against us in federal court in the district of Delaware alleging that ZEVALIN infringes their patents. This action has been transferred to the federal court for the Southern District of California and has been consolidated with our lawsuit. Corixa's lawsuit against us seeks damages and to permanently enjoin us from selling ZEVALIN.

        In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities, which we believe will not have a material adverse effect on our business or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

        We are primarily engaged in the research, development, manufacture and commercialization of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases.

        In February 2002, ZEVALIN became the first radioimmunotherapy approved by the Food and Drug Administration, or FDA, for the treatment of certain B-cell NHLs. We have retained all U.S. marketing and distribution rights to ZEVALIN and have granted marketing and distribution rights outside the U.S. to Schering Aktiengesellschaft. In July 2002 we announced that marketing approval in Europe and European launch of ZEVALIN would be delayed due to certain technical compliance issues at DSM Pharmaceuticals, Inc., our fill/finish provider.

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

        Our revenues include revenues from product sales of ZEVALIN, unconsolidated joint business and corporate partner revenues. Until the commercialization of Rituxan, a substantial portion of our revenues had been derived from corporate partner revenues. However, since the commercialization of Rituxan in November 1997, our revenues have depended primarily upon the sale of Rituxan.

        We have incurred increasing annual operating expenses and with the commercialization of Rituxan and ZEVALIN, we expect these trends to continue. From our inception in 1985, through 1997, we incurred annual operating losses. Our ongoing profitability will be dependent upon the continued commercial success of Rituxan, the commercial success of ZEVALIN, product development and revenues from the achievement of product development objectives and licensing transactions. As of June 30, 2002, we had retained earnings of $180.1 million.

Critical Accounting Principles and Estimates

        In response to the Securities and Exchange Commission's Release Numbers 33-8040 "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" and 33-8056, "Commission Statement about Management's Discussion and Analysis of Financial Condition and Results of Operations," we have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements. The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory reserves, accounting for income taxes including the related valuation allowance, accruals for compensation and related benefits, and contingencies and litigation. We explain these accounting policies in our notes to the condensed consolidated financial statements and at relevant sections in this discussion and analysis. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

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

        Corporate partner revenues consist of contract revenues and license fees. Contract revenues include nonrefundable research and development funding under collaborative agreements with our strategic partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to our collaborative development programs for our products and is recognized at the time research and development activities are performed under the terms of the collaborative agreements.

        License fees includes nonrefundable fees from the sale of product rights and nonrefundable fees from product development milestone payments under collaborative development and license agreements with our strategic partners. Nonrefundable up-front fees from the sale of product rights are recorded as deferred revenue upon receipt and recognized as revenue over future periods as required by Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. Nonrefundable product development milestone payments are recognized upon the achievement of product development milestone objectives as stipulated in agreements with our strategic partners. Product development milestone objectives vary in each of our agreements. The achievement of product development milestone objectives that may lead to the recognition of license fee revenues include:

  •
  the achievement of preclinical research and development objectives;

  •
  the initiation of various phases of clinical trials;

  •
  the filing of an Investigational New Drug application, or IND, BLA or New Drug Application, or NDA;

  •
  the filing of drug license applications in foreign territories; and

  •
  obtaining United States or foreign regulatory product approvals.

        Contract revenue and license fees may vary from period to period and are in part dependent upon achievement of research and development objectives or the consummation of new corporate alliances. The magnitude and timing of corporate partner revenues may influence our achievement and level of profitability.

        We recognize revenue from ZEVALIN product sales upon shipment. We record allowances for estimated uncollected amounts and product returns at the time of sale.

        Accounting for income taxes:    As part of the process of preparing our condensed consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we may include an expense within the income tax provision in the statement of operations.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $70.7 million as of June 30, 2002, due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. Our estimates of taxable income are derived from, among other items, our estimates of deductions related to stock options. In the event that actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations. The net deferred tax asset as of June 30, 2002 was $63.8 million, net of a valuation allowance of $70.7 million.

RESULTS OF OPERATIONS

        Revenues from unconsolidated joint business for the three and six months ended June 30, 2002 and 2001, consist of the following (table in thousands):

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Copromotion profits	$77,624	$52,388	$143,136	$96,198
Reimbursement of selling and development expenses	3,752	2,372	7,384	4,500
Royalty income on sales of Rituximab outside the U.S.	11,079	3,312	20,117	5,932

Total revenues from unconsolidated joint business	$92,455	$58,072	$170,637	$106,630

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

        Rituxan net sales to third-party customers in the United States recorded by Genentech for the three and six months ended June 30, 2002 amounted to $257.4 million and $492.4 million, respectively, compared to $180.0 million and $348.0 million for the comparable periods in 2001. This increase was primarily due to increased market penetration in treatments of B-cell non-Hodgkin's lymphoma and an increase in the wholesale price of Rituxan which was effective on March 1, 2002.

        Our royalty revenue on sales of Rituximab outside the U.S. is based on Roche and Zenyaku's end-user sales and is recorded with a one-quarter lag. In June 2001, Zenyaku was granted marketing authorization for Rituxan in Japan. For the three and six months ended June 30, 2002, we recognized $11.1 million and $20.1 million, respectively, in royalties from Roche and Zenyaku's end-users sales compared to $3.3 million and $5.9 million for the comparable periods in 2001. The increase in royalty revenue for the three months ended June 30, 2002 includes $4.4 million of royalty revenue recorded from the initial sales of Rituxan in Canada. The increase in royalty revenue for the six months ended June 30, 2002 includes the aforementioned Canadian royalties and $4.4 million of royalty revenue for Rituxan sales in Japan of which $3.0 million was recorded during the first quarter of 2002 and resulted from the initial sales of Rituxan in Japan.

        Corporate partner revenues for the three months ended June 30, 2002 totaled $1.4 million compared to $6.8 million for the comparable period in 2001. The decrease in corporate partner revenues for the three months ended June 30, 2002 is primarily the result of decreased funding under our collaborative agreements with Eisai Co., Ltd., and Schering AG and termination of our collaborative agreement with Taisho Pharmaceuticals Co. Ltd. of Tokyo. Corporate partner revenues for the six months ended June 30, 2002 totaled $2.9 million compared to $14.8 million for the comparable period in 2001. The decrease in corporate partner revenues for the six months ended June 30, 2002 is primarily the result of decreased funding under our collaborative agreements with Taisho, Eisai and Schering AG, the recognition of a $5.0 million milestone payment in February, 2001 from Schering AG when the European Medicines Evaluation Agency accepted for filing the submission of a Marketing Authorization, or MAA, for the approval of ZEVALIN in Europe, and the recognition of $1.6 million in upfront license fees received from Schering AG in 1999 resulting from our adoption of SAB No. 101.

        Corporate partner revenues may vary from period to period and are, in part, dependent upon achievement of certain research and development objectives or the consummation of new corporate alliances. The magnitude and timing of corporate partner revenues may influence our achievement and level of profitability. For example, the delay in ZEVALIN approval in Europe will result in a delay in the payment and recognition of a $10.0 million product approval milestone from Schering AG. We continue to pursue other corporate partner arrangements, however, no assurance can be given that any such arrangements will be realized.

        Product sales were $3.3 million for the three and six months ended June 30, 2002 and consist of U.S. net sales of ZEVALIN, which we market alone, in the U.S. Cost of sales as a percentage of product sales was 27% for the three and six months ended June 30, 2002 and includes manufacturing variances. Pre-launch production of ZEVALIN antibodies manufactured prior to FDA approval in February 2002 were expensed as research and development expenses. Cost of sales as a percentage of product sales for the three and six months ended June 30, 2002 would have been approximately 12% when adjusted for the manufacturing variances and had pre-launch production of ZEVALIN antibodies been recorded as inventory.

        Research and development expenses totaled $23.0 million and $42.2 million for the three and six months ended June 30, 2002, respectively, compared to $21.7 million and $43.2 million for the comparable periods in 2001. The decrease in research and development expenses for the six months ended June 30, 2002 is primarily due to capitalization of manufacturing costs for the production of commercial inventory of ZEVALIN antibodies and decreased clinical testing and development costs for ZEVALIN as a result of the FDA's approval of ZEVALIN, offset by increased personnel expenses and expansion of our facilities to support our ongoing basic research and clinical development programs. In the future we expect to continue incurring substantial additional research and development expenses due to:

  •
  preclinical and clinical testing of our various products under development;

  •
  the expansion or addition of research and development programs;

  •
  technology in-licensing;

  •
  regulatory-related expenses;

  •
  the expansion of clinical manufacturing capabilities; and

  •
  facilities expansion.

        Selling, general and administrative expenses totaled $23.2 million and $42.1 million for the three and six months ended June 30, 2002, respectively, compared to $11.4 million and $23.1 million for the comparable periods in 2001. This increase is primarily due to increased marketing and administrative expenses related to the commercialization of ZEVALIN, sales expenses to support the commercialization of Rituxan, legal fees to protect our intellectual property rights for ZEVALIN and general increases in general and administrative expenses to support overall organizational growth. Selling, general and administrative expenses are expected to increase in the foreseeable future to support the following:

  •
  marketing and administration related to the commercialization of ZEVALIN;

  •
  manufacturing capacity;

  •
  clinical trials;

  •
  research and development; and

  •
  protection and enforcement of our intellectual property rights for ZEVALIN and our product candidates.

        Interest income totaled $8.5 million and $14.4 million for the three and six months ended June 30, 2002, respectively, compared to $10.1 million and $21.6 million for the comparable periods in 2001. This decrease is primarily due to lower interest rates realized on our cash, cash equivalents and securities available-for-sale partially offset by higher cash balances from the issuance of our 30-year senior convertible promissory notes, or senior notes, in April 2002.

        Interest expense totaled $4.1 million and $6.0 million for the three and six months ended June 30, 2002, respectively, compared to $1.8 million and $3.6 million for the comparable periods in 2001. This increase is primarily due to noncash interest charges relating to our issuance of senior notes in April 2002.

        Our effective tax rate for the three and six months ended June 30, 2002 was approximately thirty-five percent compared to thirty-seven percent for the comparable periods in 2001. This decrease in our effective tax rate in 2002 is primarily due to an increase in our research and experimentation credits and orphan drug credit. Our net operating loss carryforwards available to offset future taxable income at December 31, 2001 were approximately $174.0 million for federal income tax purposes and begin to expire in 2009. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate this annual limitation to result only in a slight deferral in the utilization of our net operating loss carryforwards and tax credits. We expect that our effective tax rate in the future will continue to be closer to the maximum statutory tax rate.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operating and capital expenditures since inception principally through the sales of equity securities, profits from our copromotion arrangement with Genentech related to the sales of Rituxan, license fees, contract revenues, lease financing transactions, debt financing transactions and interest income. We expect to finance our current and planned operating requirements principally through cash on hand, which includes proceeds from the April 2002 issuance of our senior notes, anticipated funds from our copromotion arrangement with Genentech, commercial sales of ZEVALIN and with funds from existing collaborative agreements and contracts. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. Existing collaborative research agreements and contracts, however, could be canceled by the contracting parties. In addition, we may from time to time seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. Additional funds may not be obtainable through these sources on acceptable terms, if at all. If adequate funds are not obtainable from the copromotion arrangement, operations or additional sources of financing, our business could be harmed. Our working capital and capital requirements will depend upon numerous factors, including:

  •
  the continued commercial success of Rituxan;

  •
  the commercial success of ZEVALIN;

  •
  timing and expense of obtaining regulatory approvals;

  •
  funding and timing of payments related to several material capital projects;

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

  •
  technological advances;

  •
  status of competitors;

  •
  our ability to establish collaborative arrangements with other organizations; and

  •
  working capital required to satisfy the put options related to our senior notes.

        Until required for operations, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and United States government instruments and other readily marketable debt instruments in accordance with our investment policy.

        At June 30, 2002, we had $1.4 billion in cash, cash equivalents and securities available-for-sale compared to $866.6 million at December 31, 2001. Sources of cash during the six months ended June 30, 2002, included $696.0 million from the issuance of our senior notes, $57.7 million from operations and $13.0 million from the issuance of common stock under employee stock option and purchase plans. Uses of cash during the six months ended June 30, 2002 included $135.0 million for the repurchase of our common stock for treasury and $50.8 million to fund construction projects and purchase capital equipment.

        In April and May 2002, we raised through the issuance of our senior notes, approximately $696.0 million, net of underwriting commissions and expenses of $18.4 million. Simultaneously with the issuance of the senior notes, we used a portion of the proceeds to fund the repurchase of $135.0 million of our outstanding common stock. The senior notes are zero coupon and were priced with a yield to maturity of 1.75% annually. We will pay contingent cash interest to the holders of these senior notes during any six-month period commencing on or after April 30, 2007 if the average market price of the senior notes for a five trading day measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such senior note. The contingent interest payable per senior note in respect of any quarterly period within such six-month period where contingent interest is determined to be payable will equal the greater of (1) the amount of regular cash dividends paid by us per share on our common stock during that quarterly period multiplied by the then applicable conversion rate or (2) 0.0625% of the average market price of a senior note for the five trading day measurement period preceding such six-month period, provided that if we do not pay regular cash dividends during a semiannual period, we will pay contingent interest semiannually at a rate of 0.125% of the average market price of a senior note for the five trading day measurement period immediately preceding such six-month period.

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

        Under the terms of our agreement with MDS Canada, Inc., we are obligated to make periodic payments into an escrow account. These funds secure certain obligations we have under our agreement regarding minimum annual purchases and MDS Canada, Inc.'s establishment of a new facility to supply us with Yttrium-90. In general, our required escrow deposits will decrease over time if we satisfy portions of our Yttrium-90 minimum annual purchase commitment. As of June 30, 2002, we have paid $14.5 million into this escrow fund.

        In April 2002, our collaboration with Taisho terminated. Under the terms of the agreements we had entered into with Taisho, Taisho may have provided up to $35.5 million in product development milestone payments and support for research and development, subject to the attainment of product development objectives. Prior to our collaboration terminating, we had recognized approximately $11.0 million from Taisho. We will receive no further funding nor recognize additional revenue from Taisho as a result of this termination.

        In September 2001, we purchased approximately 42.6 acres in San Diego for approximately $31.7 million in cash for a proposed corporate headquarters and research and development campus. Additional costs we expect to incur in connection with this campus include design, development and construction costs, as well as the purchase and installation of equipment and furnishings for the campus. We estimate these costs at approximately $150.0 million over a two-year period. We expect to pay for these costs in part from our working capital and we presently are evaluating financing the remaining costs for this campus through a number of financing arrangements, including financing with banks or other financial institutions or an off balance sheet lease arrangement that will likely involve using cash on hand as collateral. We cannot assure that third-party financing for this campus will be obtained on acceptable terms, and we may use working capital to meet all the costs of this campus. In the third quarter of 2001, we began preliminary site engineering preparations for the campus, which could potentially expand to over 750,000 square feet of facilities. The first phase of construction is expected to be completed in mid 2004. As of June 30, 2002, we have invested approximately $2.3 million towards the construction of this campus.

        In April 2001, we purchased a 43,000 square foot facility for approximately $0.4 million in cash to house our future clinical manufacturing area. We anticipate that we will have to invest approximately $50.0 million in 2002 to fund construction of building improvements for this new facility and expect to pay for these costs through our working capital. As of June 30, 2002, we have invested approximately $23.5 million towards construction of this clinical manufacturing facility.

        In September 2000, we purchased a 60-acre site in Oceanside for approximately $18.9 million in cash. We plan to build a large-scale manufacturing facility at the location, which we anticipate using to commercialize our products currently in clinical trials if they are approved by the FDA. Additional costs we expect to incur in connection with this facility include design, development, construction, validation and start-up costs, as well as the purchase and installation of equipment and furnishings for the facility. We estimate these costs at over $400.0 million over a four- year period. We expect to pay for these costs in part from our working capital. In the first quarter of 2001, we began preliminary site engineering preparations for the first phase of development, which is anticipated to be approximately 450,000 square feet of facility space for manufacturing, warehousing, utilities, maintenance, laboratories and offices. We expect the first phase of the new facility to be mechanically completed in 2004, followed by commissioning and validation in 2005 and 2006. This expansion will allow us to better control the manufacture of our products, reducing our reliance on contract manufacturers, as well as to reduce commercial risk. As of June 30, 2002, we have invested approximately $34.5 million towards the construction of this large-scale manufacturing facility.

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

NEW ACCOUNTING STANDARDS

        In April 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", or Statement No. 145, which provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The provisions of this Statement which relate to the rescission of Statement 4 are applicable in fiscal years beginning after May 15, 2002. The provisions of this Statement which relate to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. It is not anticipated that the financial impact of this statement will have a material effect on our condensed consolidated financial statements.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", or Statement No. 146, which provides guidance on the recognition and measurement of liabilities associated with exit and disposal activities. Under Statement No. 146, liabilities for costs associated with exit or disposal activities should be recognized when the liabilities are incurred and measured at fair value. This statement is effective prospectively for exit or disposal activities initiated after December 31, 2002. It is not anticipated that the financial impact of this statement will have a material effect on our condensed consolidated financial statements.

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

Our Revenues Rely Significantly on Rituxan Sales.

        Our revenues currently depend substantially upon continued sales of Rituxan. For the year ended December 31, 2001, approximately 92% of our revenues were derived from our Rituxan copromotion arrangement with Genentech. For the six-month period ended June 30, 2002, 97% of our revenues were derived from our Rituxan copromotion arrangement with Genentech. We cannot assure you that Rituxan will continue to be accepted in the United States or in any foreign markets or that Rituxan sales will continue to increase. A number of factors may affect the rate and level of market acceptance of Rituxan, including:

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

        Our product ZEVALIN was approved by the FDA for marketing and sale in the United States in February 2002 and we began selling the product in April 2002. We cannot assure you that ZEVALIN will be accepted or widely used by physicians and other members of the healthcare community in the United States. Further, marketing approval for ZEVALIN in Europe has been delayed due to compliance issues at our fill/finish provider and we cannot be certain that, even if marketing approval is obtained, our exclusive worldwide marketing partner, Schering AG, will be able to successfully commercialize ZEVALIN in Europe. Factors that might impact the successful commercialization of ZEVALIN include:

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

        We have no marketing support service experience and, therefore, we are dependent on outside contractors to meet those needs for ZEVALIN. For example, we rely upon a third-party logistics distributor to provide customer service, order entry, shipping, billing, customer reimbursement assistance and managed care sales support. We cannot assure that the integration of these marketing support services can be successfully coordinated. Further, given our limited marketing and sales experience, we cannot assure you that we will be successful in selling ZEVALIN in the United States.

        We rely on MDS Canada Inc. to provide the market with the Yttrium-90 radioisotope required for therapeutic use of ZEVALIN, and we rely on DSM Pharmaceuticals, Inc. for various manufacturing steps of ZEVALIN. In addition, there are currently only two sources approved by the FDA to supply the Indium-111 isotope required for the imaging use of ZEVALIN. If we were to lose the services of any of these parties, we would be forced to find other providers, which could delay our ability to sell ZEVALIN. In addition, each of these third-party providers is subject to continuing inspection by the FDA or comparable agencies in other jurisdictions. If DSM was required to delay or discontinue manufacture of ZEVALIN or MDS Canada was required to delay or discontinue production of the Yttrium-90 radioisotope for any reason, including as a result of the failure to pass any regulatory agency inspection, or if the commercial availability of Indium-111 were impaired, our ability to sell ZEVALIN could be significantly impaired.

We May Be Unable to Develop and Commercialize New Products.

        Our future results of operations depend to a large extent upon our ability to successfully develop and commercialize new products in a timely and competitive manner. As a result, we must continue to develop, test and manufacture new products and then must meet regulatory standards and obtain regulatory approvals for any new products. Our products currently in development may not receive the regulatory approvals from the FDA or comparable agencies in other jurisdictions necessary for marketing in a timely manner, if at all. Failure to receive such approval would preclude us from marketing any such drugs in the United States or such other jurisdictions. Additionally, the development and commercialization process is time-consuming and costly, and we cannot assure you that any of our products, if and when developed and approved, will be successfully commercialized or competitive in the marketplace. Delays or unanticipated costs in any part of the process or our inability to obtain regulatory approval for our products, to effectively commercialize our products, or to maintain manufacturing facilities in compliance with all applicable regulatory requirements could harm our business.

We Have Limited Manufacturing Experience and Rely Heavily on Contract Manufacturers.

        We rely heavily upon third-party manufacturers to manufacture significant portions of Rituxan, ZEVALIN and our product candidates. Our current manufacturing capacity is limited. Our manufacturing experience to date has been limited to the production of preclinical and clinical quantities of product candidates, approximately three years of commercial production of bulk Rituxan and portions of our commercial requirements of the bulk antibody for ZEVALIN. We have no fill/finish experience or capacity, and we do not have experience manufacturing in the field of chelates or radioisotopes, which are required for our production of ZEVALIN. Therefore, we rely entirely upon third parties for fill/finish services as well as the manufacture of most of our product components. Consequently, we cannot assure you that either our manufacturing facilities or our ability to sustain ongoing production of our products will be able to meet our expectations. If our current third-party manufacturers or service providers fail to meet our expectations, we may not be able to enter into satisfactory agreements with other third party manufacturers or service providers. Poor performance or coordination on our part or that of our third-party manufacturers or service providers could harm our business.

        ZEVALIN has multiple components that require successful coordination among ourselves and several third-party contract manufacturers and suppliers. We may not be able to integrate and coordinate successfully our contract manufacturers and suppliers. In addition, our contract manufacturers and suppliers are required to maintain compliance with current Good Manufacturing Practices, or cGMP, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm this compliance. Any changes of suppliers or modifications of methods of manufacturing require amending our application to the FDA and ultimate amendment acceptance by the FDA prior to release of product to the market place. Their inability to demonstrate ongoing cGMP compliance and produce ZEVALIN components could interrupt commercial supply of ZEVALIN. For example, our third-party manufacturer for ZEVALIN, DSM, remains subject to a warning letter from the FDA with respect to cGMP matters not specifically related to ZEVALIN. A manufacturer subject to a warning letter that fails to correct cGMP deficiencies to the satisfaction of the FDA could be subject to interruption of production pending resolution of the cGMP issues. Further, we are working with DSM to address issues related to the manufacture of commercial quantities of ZEVALIN. If ZEVALIN production was interrupted or DSM was unable to manufacture adequate commercial quantities of ZEVALIN, it could adversely affect our results of operations.

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

        In addition, we converted our current manufacturing facility to a multi-product facility. From this facility, we have manufactured and will continue to manufacture our own commercial requirements of the bulk antibody for ZEVALIN. We cannot assure you that our manufacturing performance will meet our expectations. Our inability to maintain regulatory approval of our manufacturing facility for ZEVALIN would harm our ability to timely produce commercial supplies of the ZEVALIN antibody. To the extent we cannot produce our own biologics, we will need to rely on third-party manufacturers, of which there are only a limited number capable of manufacturing biologics products as contract suppliers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers.

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

        For example, we have entered into an agreement with MDS Canada, the commercial supplier of the Yttrium-90 radioisotope for ZEVALIN and will rely upon them to supply our clinical and commercial requirements. If MDS Canada does not maintain FDA approvals or approvals of comparable agencies in other jurisdictions to produce the radioisotope Yttrium-90 for ZEVALIN, or if we are unable to receive an adequate supply of this radioisotope for any other reason, including those described above, we would be unable to sell ZEVALIN for therapeutic use unless we were to obtain a new supplier. We are aware of other entities that may be able to provide the radioisotope that we need for the therapeutic use of ZEVALIN but we believe that these suppliers would be required to apply for additional governmental approvals to do so. The process of establishing a relationship with another supplier and the process of obtaining the required governmental approvals would be time consuming and uncertain. We cannot assure you that we could reach an agreement with another supplier in a timely manner or on commercially reasonable terms, if at all. As a result of these concerns, if we were to lose our supply or were unable to receive sufficient quantities of the radioisotope from our sole supplier, our ability to sell ZEVALIN could be harmed which, in turn, could significantly harm our business.

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

  •
  percent of time that our manufacturing facilities are utilized for commercial or clinical support;

  •
  expenses related to protecting our intellectual property;

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

  •
  interest rate fluctuations;

  •
  foreign currency exchange rates; and

  •
  overall economic conditions.

        Our operating results during any one quarter do not necessarily suggest the anticipated results of future quarters. These results fluctuate periodically because our revenues are driven by the occurrence of events, for example, the achievement of product development milestones and the applicable profit sharing allocations between us and our marketing partners Genentech and Schering AG.

We Face Uncertain Results of Clinical Trials of Our Potential Products.

        Our future success depends in large part upon the results of clinical trials designed to assess the safety and efficacy of our potential products. The completion rate of clinical trials depends significantly upon the rate of patient enrollment. Our inability to enroll patients on a timely basis could result in increased expenses and product development delays, which could harm our business. We cannot assure you that patients enrolled in our clinical trials will respond to our product candidates, that any product candidate will be safe and effective or that data derived from the trials will be suitable for submission to the FDA or satisfactorily support a BLA, sBLA or NDA. Factors that affect patient enrollment include:

  •
  size of patient population for the targeted disease;

  •
  eligibility criteria;

  •
  proximity of eligible patients to clinical sites;

  •
  clinical trial protocols; and

  •
  the existence of competing protocols, including competitive financial incentives for patients and clinicians, and existing approved drugs, including Rituxan.

        Even if a trial is fully enrolled, significant uncertainties remain as to whether it will prove successful. For example, we recently announced that we have placed a voluntary hold on all ongoing clinical trials for our anti-CD40 ligand monoclonal antibody, IDEC-131. We cannot predict when, if ever, we will resume clinical trials on this product. In addition, the length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly and may be difficult to predict. Failure to comply with extensive FDA regulations may result in delay, suspension or cancellation of a trial or the FDA's refusal to accept test results. The FDA may also suspend our clinical trials at any time if it concludes that the participants are being exposed to unacceptable risks. Consequently, we cannot ensure that Phase I, Phase II, Phase III or Phase IV post-marketing testing will be completed timely or successfully, if at all, for any of our potential or existing products. Furthermore, success in preclinical and early clinical trials does not ensure that later phase or large- scale trials will be successful.

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

        One of our competitors, Corixa Corporation, formerly Coulter Pharmaceuticals, is pursuing FDA approval for BEXXAR® (tositumomab, iodine I-131 tositumomab), an investigational radioimmunotherapy for the treatment of low-grade or transformed low-grade NHL. We are aware that Corixa received a Complete Review Letter from the FDA indicating that Corixa has not demonstrated that BEXXAR provides sufficient evidence of safety and net clinical benefit of BEXXAR for it to be approved. Corixa was granted an appeal of the FDA's position. As a result, Corixa has been granted an opportunity to present data on BEXXAR at a future Oncologic Drugs Advisory Committee, or ODAC, meeting, possibly by the end of 2002. If Corixa is successful at the ODAC meeting and is able to provide sufficient evidence to the FDA to support FDA approval for BEXXAR, our business could be adversely affected.

        We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphoma in development.

We May Be Unable to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third-Party Patents and We Are Involved in Patent Litigation.

        Our ability and the abilities of our partners to obtain and maintain patent and other protection for our products will affect our ability to compete. We are assigned, have rights to, or have exclusive licenses to a number of U.S. and foreign patents and patent applications. However, the pending patent applications may not issue as patents and, even if approved, our patent rights may not be upheld in a court of law or may be narrowed if challenged. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors.

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

        If it were ultimately determined that our claimed intellectual property rights are unenforceable, or that our use of our products infringes the rights of others, we may be required or may desire to obtain licenses to patents and other intellectual property held by third parties to develop, manufacture and market our products. We may not be able to obtain these licenses on commercially reasonable terms, if at all, and any licensed patents or intellectual property that we may obtain may not be valid or enforceable. In addition, the scope of intellectual property protection is subject to scrutiny and challenge by courts and other governmental bodies. Litigation and other proceedings concerning patents and proprietary technologies can be protracted, expensive and distracting to management and companies may sue competitors as a way of delaying the introduction of competitors' products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time consuming and could harm our business.

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

Patent Litigation Related to Rituxan

        On May 28, 1999 and September 14, 2000, Glaxo filed two patent infringement lawsuits against Genentech. These suits assert that the manufacture, use, and sale of Rituxan infringes U.S. patents owned by Glaxo. The trial for the first of these suits concluded on May 4, 2001 with the jury unanimously finding that Rituxan does not infringe patents held by Glaxo. The jury also unanimously found that all of the patent claims that Glaxo asserted against Genentech were invalid. Glaxo has appealed this ruling with respect to a subset of the asserted patents. The judge has rescheduled the trial for the second suit to begin in late 2002. To date we have not been named in either of these suits. If Glaxo were to prevail in the second suit or on appeal of the first suit, it could be awarded a variety of remedies, including damages for past sales, requiring Genentech to obtain a license from Glaxo or obtaining an injunction against the sale of Rituxan. Because we rely on sales of Rituxan for substantially all of our revenue, an injunction would significantly harm our business. Further, if Genentech were required to obtain a license from Glaxo, our operating results in a particular quarter could be harmed as a result of any payment required for past royalties. Additionally, our long-term profitability could be harmed by reduced profit sharing under our collaboration agreement with Genentech as a result of future royalties and other payments to Glaxo.

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

Patent Litigation Related to ZEVALIN

        On September 10, 2001, we filed a complaint against GlaxoSmithKline, plc, or Glaxo, and another complaint against Corixa Corporation, Coulter Pharmaceutical, Inc., and the Regents of the University of Michigan, in federal court for the Southern District of California. We are seeking declaratory judgment that ZEVALIN does not infringe patents held by the defendants and/or that the patents are invalid. On September 12, 2001, Corixa, Coulter and Glaxo filed a lawsuit against us in federal court in the district of Delaware alleging that ZEVALIN infringes their patents. This action has been transferred to the federal court for the Southern District of California and has been consolidated with our lawsuit. Corixa's lawsuit against us seeks damages and to permanently enjoin us from selling ZEVALIN. We cannot predict or determine the outcome of this litigation. An unfavorable outcome could limit our ability to sell ZEVALIN, could require us to pay damages for past sales of ZEVALIN and could require that we obtain a license from third parties to sell ZEVALIN. Any such unfavorable outcome could harm our business and our results of operations.

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

Potential Conflicts with Third-Party Patent Rights

        We are aware of several third-party patents and patent applications, to the extent they issue as patents, that if successfully asserted against us, may adversely affect our ability to make, use, offer to sell, sell and import our products. These third-party patents and patent applications may include a number of U.S. and foreign patents that relate to various aspects of our products and product candidates.

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

We may encounter difficulties in designing, constructing and initiating our manufacturing facilities, including:

  •
  governmental regulation of our manufacturing facility, specifically, FDA or comparable agency approvals required for the commercial manufacture of our product candidates currently in clinical trials;

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

We Are Subject to Uncertainties Regarding Healthcare Reimbursement and Reform.

        Our ability to commercialize products depends in part on the extent to which patients are reimbursed by governmental agencies, private health insurers and other organizations, such as health maintenance organizations, for the cost of such products and related treatments. Our business could be harmed if healthcare payers and providers implement cost-containment measures and governmental agencies implement healthcare reform. For example, although we have received notice that Medicare reimbursement relating to ZEVALIN will become effective October 2002 the exact level of reimbursement has not been determined. We believe this three month delay has had an adverse effect on ZEVALIN sales.

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

Volatility of Our Stock Price.

        The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the market price of our common stock fluctuated between $30.75 per share and $71.40 per share during the six months ended June 30, 2002. The market price of our common stock likely will continue to fluctuate due to a variety of factors, including:

  •
  material public announcements;

  •
  the announcement and timing of new product introductions by us or others;

  •
  technical innovations or product development by us or our competitors;

  •
  regulatory approvals or regulatory issues;

  •
  availability and level of third party reimbursement;

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

Our Outstanding LYONs Leverage Us Considerably.

        As a result of issuing our LYONs due 2019 in February 1999 and issuing our LYONs due 2032 in April and May 2002, we incurred indebtedness of approximately $345.0 million at maturity in 2019 and approximately $1.2 billion at maturity in 2032. As a result of this indebtedness, our principal and interest obligations increased substantially. The degree to which we are leveraged could harm our ability to obtain future financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

  •
  under the terms of the LYONs any acquiror would be required to repurchase the LYONs for cash in connection with its acquisition of us before 2007; and

  •
  our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and the cost of our debt.

        At June 30, 2002, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio containing financial instruments in which the majority have original maturities of greater than three months but less than twenty-four months. These financial instruments, principally consisting of corporate obligations and to a lesser extent foreign and U.S. government obligations, are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical ten percent change in interest rates during the six months ended June 30, 2002, would have resulted in approximately a $1.4 million change in pretax income. We have not used derivative financial instruments in our investment portfolio.

        Our long-term debt totaled $856.2 million at June 30, 2002 and consisted principally of our promissory notes issued in February 1999 and our senior notes issued in April 2002. These long-term debt obligations bear interest at a weighed average interest rate of 2.4%. Due to the fixed rate nature of these 1999 and 2002 notes, an immediate ten percent change in interest rates would not have a material effect on our financial condition or results of operations.

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

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

  On May 23, 2002, we held our Annual Meeting of Stockholders at which the stockholders approved all of the proposals listed below:

  (1)
  The election of William H. Rastetter, Ph.D., Herbert W. Boyer, Ph.D., and The Honorable Lynn Schenk to the Board of Directors to serve for a three-year term ending in the year 2005, or until their successors shall have been duly elected or appointed or until their earlier death, resignation or removal.

  (2)
  The amendment to our 1988 Stock Option Plan to increase the total number of common shares authorized for issuance thereunder from 53,580,000 shares to a total of 58,580,000 shares.

  (3)
  The selection of KPMG LLP as our independent public accountants for the fiscal year ending December 31, 2002.

    The following directors received the number of votes set opposite their respective names:

	For Election	Withheld
William H. Rastetter, Ph.D.	110,628,157	18,896,610
Herbert W. Boyer, Ph.D.	110,621,804	18,902,963
The Honorable Lynn Schenk	110,601,068	18,923,699

        The proposal to amend the 1988 Stock Option Plan received 84,275,001 affirmative votes (for the amendment), 44,012,320 negative votes (against the amendment) and 1,237,446 votes abstained. The proposal did not receive any broker nonvotes.

        The proposal to select KPMG LLP as our independent public accountants received 127,516,275 affirmative votes (for the selection), 1,887,452 negative votes (against the selection), and 121,040 votes abstained. This proposal did not receive any broker nonvotes.

Item 6. Exhibits and Reports on Form 8-K.

(a)
Exhibits referenced

Exhibit Number	Description
10.10(1)	Amended and Restated 1988 Stock Option Plan (Amended and Restated through January 23, 2002).

(1)
Incorporated by reference to our Definitive Proxy Statement dated April 12, 2002

(b)
Reports on Form 8-K. None

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEC PHARMACEUTICALS CORPORATION

Date: August 13, 2002	By:	/s/ WILLIAM H. RASTETTER William H. Rastetter Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2002	By:	/s/ PHILLIP M. SCHNEIDER Phillip M. Schneider Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

IDEC PHARMACEUTICALS CORPORATION FORM 10-Q—QUARTERLY REPORT FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
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