Form 10-Q
period 2002-09-30
IDEC PHARMACEUTICALS CORP / DE
filed 2002-11-15
CIK 875045

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
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
Yes ☒    No ☐

        As of October 31, 2002 the Registrant had 153,032,752 shares of its common stock, $.0005 par value, issued and outstanding.

IDEC PHARMACEUTICALS CORPORATION

FORM 10-Q—QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Revenues:
Product sales	$4,958	$—	$8,258	$—
Revenues from unconsolidated joint business	98,613	68,525	269,250	175,155
Corporate partner revenues	127	1,090	3,062	15,847

Total revenues	103,698	69,615	280,570	191,002
Operating costs and expenses:
Cost of sales	232	—	1,121	—
Research and development	25,367	20,751	67,596	63,912
Selling, general and administrative	23,798	12,991	65,865	36,125

Total operating costs and expenses	49,397	33,742	134,582	100,037

Income from operations	54,301	35,783	145,988	90,965
Interest income, net	4,838	6,977	13,237	24,957

Income before income tax provision	59,139	42,850	159,225	115,922
Income tax provision	20,699	15,893	55,729	43,005

Net income	$38,440	$26,957	$103,496	$72,917

Earnings per share:
Basic	$0.25	$0.18	$0.68	$0.49
Diluted	$0.22	$0.16	$0.60	$0.42
Shares used in calculation of earnings per share:
Basic	152,679	152,061	152,977	150,142
Diluted	178,362	167,394	180,096	181,278

See accompanying notes to the condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$402,765	$425,999
Securities available-for-sale	544,609	197,824
Accounts receivable	16,555	6,198
Due from related parties, net	84,688	67,651
Inventories	23,708	524
Prepaid expenses and other current assets	4,655	1,847

Total current assets	1,076,980	700,043
Long-term securities available-for-sale	507,289	242,784
Property and equipment, net	202,817	108,588
Deferred tax assets, net	60,522	67,044
Restricted cash	22,500	5,002
Other assets	39,324	9,267

	$1,909,432	$1,132,728

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,059	$3,866
Accrued expenses	41,743	27,616
Deferred revenue	1,600	3,807

Total current liabilities	47,402	35,289
Notes payable	861,185	135,977
Deferred rent	3,162	2,853
Other long-term liabilities	4,747	2,130

Total liabilities	916,496	176,249

Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $.001 par value	—	—
Common stock, $.0005 par value	77	76
Additional paid-in capital	905,886	840,232
Accumulated other comprehensive income	3,391	1,085
Retained earnings	218,582	115,086

	1,127,936	956,479
Less treasury stock, at cost	135,000	—

Total stockholders' equity	992,936	956,479

	$1,909,432	$1,132,728

See accompanying notes to the condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$103,496	$72,917
Depreciation and amortization	7,286	4,437
Non-cash interest expense	17,749	3,735
Deferred rent	309	100
Deferred revenue	(2,207)	(4,144)
Deferred income taxes	54,807	44,017
Gain on sales of securities available-for-sale	(1,969)	(813)
Change in assets and liabilities:
Accounts receivable	(10,357)	1,927
Due from related parties, net	(17,037)	(20,711)
Inventories	(23,184)	(230)
Prepaid expenses and other assets	(14,844)	(1,658)
Restricted cash	(17,498)	—
Accounts payable and accrued expenses	15,878	3,160
Other long-term liabilities	791	522

Net cash provided by operating activities	113,220	103,259

Cash flows from investing activities:
Purchases of property and equipment	(101,515)	(49,903)
Purchases of securities available-for-sale	(1,164,667)	(470,536)
Sales and maturities of securities available-for-sale	552,321	433,688

Net cash used in investing activities	(713,861)	(86,751)

Cash flows from financing activities:
Payments on notes payable	—	(743)
Proceeds from notes payable, net of issuance costs	696,004	—
Proceeds from issuance of common stock	16,403	24,110
Purchase of common stock for treasury	(135,000)	—

Net cash provided by financing activities	577,407	23,367

Net (decrease) increase in cash and cash equivalents	(23,234)	39,875
Cash and cash equivalents, beginning of period	425,999	401,052

Cash and cash equivalents, end of period	$402,765	$440,927

See accompanying notes to the condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data, percentages and unless as otherwise noted)

(Unaudited)

Note 1.    Summary of Significant Accounting Policies

        General:    The condensed consolidated financial statements as of September 30, 2002, and for the three and nine months ended September 30, 2002 and 2001 are unaudited. We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America. We believe the disclosures made are adequate to make the information presented not misleading. However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Ultimate results could differ from those estimates. Interim results are not necessarily indicative of results for a full year or for any subsequent interim period.

        In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented. Certain amounts in 2001 have been reclassified to conform to the 2002 presentation.

        Product Sales:    Product sales consist solely of sales of ZEVALIN®, our radioimmunotherapy product which was approved by the FDA for the treatment of certain B-cell non-Hodgkin's lymphomas, or NHLs, in February 2002. We have retained all United States marketing and distribution rights to ZEVALIN and have granted marketing and distribution rights outside the United States to Schering Aktiengesellschaft, or Schering AG. We recognize revenue from ZEVALIN product sales upon shipment. We record allowances for estimated uncollectible accounts receivable, product returns and Medicaid rebates at the time of sale.

Note 2.    Revenues from Unconsolidated Joint Business

        In March 1995, we entered into a collaborative agreement for the clinical development and commercialization of our anti-CD20 monoclonal antibody, Rituxan, for the treatment of certain B-cell NHLs with Genentech, Inc., or Genentech. Concurrent with the collaborative agreement we also entered into an expression technology license agreement with Genentech for a proprietary gene expression technology developed by us, and a preferred stock purchase agreement providing for certain equity investments in us by Genentech. Under the terms of these agreements, we will be reimbursed by Genentech for certain other development and regulatory approval expenses. Genentech may terminate this agreement for any reason, which would result in a loss of Genentech's Rituxan product rights.

        In addition, we are copromoting Rituxan in the United States with Genentech under a joint business arrangement whereby we receive a share of the pretax copromotion profits. In September 1999, we transferred all worldwide manufacturing responsibilities for bulk Rituxan to Genentech.

        Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of F. Hoffman-La Roche Ltd., or Roche, except in Japan where Roche continues development and copromotes Rituxan in collaboration with Zenyaku Kogyo Co. Ltd. We receive royalties on Rituxan sales outside the United States.

        Revenues from unconsolidated joint business for the three and nine months ended September 30, 2002 and 2001 consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Copromotion profits	$82,924	$62,836	$226,060	$159,034
Reimbursement of selling and development expenses	3,863	1,953	11,247	6,453
Royalty income on sales of Rituxan outside the United States	11,826	3,736	31,943	9,668

Total revenues from unconsolidated joint business	$98,613	$68,525	$269,250	$175,155

        Amounts due from related parties, net at September 30, 2002 and December 31, 2001 primarily consist of amounts due from Genentech under our joint business arrangement.

Note 3.    Inventories

        Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. Inventories consist of the following:

	September 30, 2002	December 31, 2001
Raw materials	$242	$524
Work in process	23,294	—
Finished goods	172	—

	$23,708	$524

        Pre-launch production of ZEVALIN antibodies manufactured prior to FDA approval in February 2002 were recognized as research and development expenses.

Note 4.    Earnings Per Share

        Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic earnings per share utilizes net income and excludes the dilutive effects of stock options and other convertible securities. Diluted earnings per share utilizes net income adjusted for the after-tax amount of interest associated with convertible debt, and includes the potential dilutive effects of stock options and other convertible securities that could share in our earnings.

Calculations of basic and diluted earnings per share use the weighted-average number of shares outstanding during the period.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Numerator:
Net income	$38,440	$26,957	$103,496	$72,917
Adjustments for interest, net of income tax effect	1,255	—	3,732	3,434

Net income, adjusted	$39,695	$26,957	$107,228	$76,351
Denominator:
Weighted-average common shares outstanding	152,679	152,061	152,977	150,142
Effect of dilutive securities:
Stock options	8,867	12,452	10,301	13,670
Convertible preferred stock	2,881	2,881	2,881	3,527
Convertible promissory notes due 2019	13,935	—	13,937	13,939

Dilutive potential common shares	25,683	15,333	27,119	31,136

Weighted-average common shares and dilutive potential common shares	178,362	167,394	180,096	181,278

Basic earnings per share	$0.25	$0.18	$0.68	$0.49
Diluted earnings per share	$0.22	$0.16	$0.60	$0.42

        Excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2002 were 8.7 million shares and 5.0 million shares, respectively, of common stock from the assumed conversion of our 30-year senior convertible promissory notes due 2032, and options to acquire 8.6 million shares and 5.3 million shares, respectively, of common stock because their effect would be antidilutive.

        Excluded from the calculation of diluted earnings per share for the three months ended September 30, 2001 were 13.9 million shares of common stock from the assumed conversion of our subordinated convertible promissory notes due 2019, and options to acquire 2.9 million shares of common stock because their effect would be antidilutive. Excluded from the calculation of diluted earnings per share for the nine months ended September 30, 2001 were options to acquire 2.4 million shares of common stock because their effect would be antidilutive.

Note 5.    Comprehensive Income

        Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in stockholders' equity that are excluded from net income, specifically, unrealized holding gains and losses on securities available-for-sale, net of tax. Total comprehensive income for the three months ended September 30, 2002 and 2001 was $40.2 million and $28.0 million, respectively. Total comprehensive income for the nine months ended September 30, 2002 and 2001 was $105.8 million and $74.3 million, respectively.

Note 6.    Segment Information

        We operate in one segment, which is the research, development, manufacture and commercialization of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases. The chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment.

Note 7.    Notes Payable

        In April and May 2002, we issued 30-year senior convertible promissory notes, or senior notes, for gross proceeds of approximately $714.4 million, or $696.0 million net of underwriting commissions and expenses of $18.4 million. Simultaneously with the issuance of the senior notes, we used a portion of the proceeds to fund the repurchase of $135.0 million of our outstanding common stock. The senior notes are zero coupon and were priced with a yield to maturity of 1.75% annually. We will pay contingent cash interest to the holders of these senior notes during any six-month period commencing on or after April 30, 2007 if the average market price of the senior notes for a five-trading-day measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such senior note. The contingent interest payable per senior note in respect of any quarterly period within such six-month period where contingent interest is determined to be payable will equal the greater of (1) the amount of regular cash dividends paid by us per share on our common stock during that quarterly period multiplied by the then applicable conversion rate or (2) 0.0625% of the average market price of a senior note for the five-trading-day measurement period preceding such six-month period, provided that if we do not pay regular cash dividends during a semiannual period, we will pay contingent interest semiannually at a rate of 0.125% of the average market price of a senior note for the five-trading-day measurement period immediately preceding such six-month period.

        Upon maturity, the senior notes will have an aggregate principal face value of $1.2 billion. Each $1,000 aggregate principal face value senior note is convertible at the holder's option at any time through maturity into 7.1881 shares of our common stock at an initial conversion price of $82.49. In addition, holders of the senior notes may require us to purchase all or a portion of the senior notes on April 29, 2005, 2007, 2012 and 2017 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, payable at our option in cash, our common stock or a combination thereof. In addition, if a change in control in our company occurs on or before April 29, 2007, holders may require us to purchase all or a portion of their senior notes for cash. We have the right to redeem all or a portion of the senior notes for cash at any time on or after April 29, 2007 at set prices.

Note 8.    Contingencies

        On September 10, 2001, we filed a complaint against GlaxoSmithKline, plc, or Glaxo, and another complaint against Corixa Corporation, or Corixa, Coulter Pharmaceutical, Inc., or Coulter, and the Regents of the University of Michigan, in federal court for the Southern District of California. We are seeking declaratory judgment that ZEVALIN does not infringe patents held by the defendants and/or that the patents are invalid. On September 12, 2001, Corixa, Coulter and Glaxo filed a lawsuit against us in federal court in the district of Delaware alleging that ZEVALIN infringes their patents. This action has been transferred to the federal court for the Southern District of California and has been consolidated with our lawsuit. Corixa's lawsuit against us seeks damages and to permanently enjoin us from selling ZEVALIN.

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

        In February 2002, ZEVALIN became the first radioimmunotherapy approved by the Food and Drug Administration, or FDA, for the treatment of certain B-cell NHLs. We have retained all United States marketing and distribution rights to ZEVALIN and have granted marketing and distribution rights outside the United States to Schering AG. In July 2002, we announced that marketing approval in Europe and European launch of ZEVALIN would be delayed. In October 2002, the Centers for Medicare and Medicaid Services, or CMS, informed us that the previously assigned C-codes and billing rate for the ZEVALIN therapeutic regimen became effective on October 1, 2002. In November 2002, CMS assigned a fixed reimbursement rate under which they will reimburse hospitals for the ZEVALIN therapeutic regimen for 2003.

        Our other product, Rituxan, is being copromoted in the United States under a joint business arrangement with Genentech, where we receive a share of the pretax copromotion profits. Under the copromotion arrangement we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes conducting supportive research on Rituxan, post-approval clinical studies and obtaining approval of Rituxan for potential additional indications. Genentech provides the support functions for the commercialization of Rituxan in the United States including marketing, customer service, order entry, distribution, shipping and billing. Since September 1999, Genentech has been responsible for all worldwide manufacturing. Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan where Roche continues development and copromotes Rituxan in collaboration with Zenyaku. We receive royalties on Rituxan sales outside the United States.

        Our revenues include revenues from product sales of ZEVALIN, unconsolidated joint business revenues and corporate partner revenues. Until the commercialization of Rituxan, a substantial portion of our revenues had been derived from corporate partner revenues. However, since the commercialization of Rituxan in November 1997, our revenues have depended primarily upon the sale of Rituxan.

        We have incurred increasing annual operating expenses and with the commercialization of Rituxan and ZEVALIN, we expect these trends to continue. From our inception in 1985, through 1997, we incurred annual operating losses. Our ongoing profitability will be dependent upon the continued commercial success of Rituxan, the commercial success of ZEVALIN, product development and revenues from the achievement of product development objectives and licensing transactions. As of September 30, 2002, we had retained earnings of $218.6 million.

CRITICAL ACCOUNTING PRINCIPLES AND ESTIMATES

        The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, we evaluate our estimates, including those related to revenue recognition, allowance for doubtful accounts, inventory allowances, accounting for income taxes including the related valuation allowance, accruals for compensation and related benefits, and contingencies and litigation. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could vary from those estimates under different assumptions or conditions.

        We have identified the following critical accounting policies that affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

        Revenue recognition:    Revenues from unconsolidated joint business include our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech, reimbursement from Genentech of our Rituxan-related sales force and development expenses and royalty revenue from Roche and Zenyaku on sales of Rituxan outside the United States. We record our royalty revenue from Roche and Zenyaku with a one-quarter lag. Under the copromotion arrangement, all U.S. sales of Rituxan and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking United States net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We began recording our profit share at the higher percentage during the first quarter of 2002 and 2001.

        Corporate partner revenues consist of contract revenues and license fees. Contract revenues include nonrefundable research and development funding under collaborative agreements with our corporate partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to our collaborative development programs for our products and is recognized as research and development activities are performed under the terms of the collaborative agreements.

        License fees includes nonrefundable fees from the sale of product rights and nonrefundable fees from product development milestone payments under collaborative development and license agreements with our corporate partners. Nonrefundable up-front fees from the sale of product rights are recorded as deferred revenue upon receipt and recognized as revenue over future periods as required by Securities and Exchange Commission's Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," or SAB No. 101. Nonrefundable product development milestone payments are recognized upon the achievement of product development milestone objectives as stipulated in agreements with our corporate partners. Product development milestone objectives vary in each of our agreements. The achievement of product development milestone objectives that may lead to the recognition of license fee revenues include:

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

        We recognize revenue from ZEVALIN product sales upon shipment. We record allowances for estimated uncollectible accounts receivable, product returns and Medicaid rebates at the time of sale.

        Accounting for income taxes:    As part of the process of preparing our condensed consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we may include an expense within the income tax provision in the statement of operations.

        Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance of $66.5 million and $70.7 million, respectively, as of September 30, 2002 and December 31, 2002 due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating loss carryforwards, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. Our estimates of taxable income are derived from, among other items, our estimates of deductions related to stock options. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance which could materially impact our financial position and results of operations. Our net deferred tax asset as of September 30, 2002 and December 31, 2001 was $60.5 million and $67.0 million, respectively, net of the valuation allowance.

RECENT DEVELOPMENTS

        On September 5, 2002, we announced the completion of a preliminary review of the clinical results of our two Phase II clinical trials of IDEC-114 for patients with moderate-to-severe psoriasis, and that the data did not support further development in this indication. We continue to develop IDEC-114 in non-Hodgkin's lymphoma.

        On September 30, 2002, we announced the retirement of Phillip M. Schneider, Senior Vice Presdient and Chief Financial Officer, to pursue personal and community interests.

RESULTS OF OPERATIONS

        Revenues from unconsolidated joint business for the three and nine months ended September 30, 2002 and 2001, consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Copromotion profits	$82,924	$62,836	$226,060	$159,034
Reimbursement of selling and development expenses	3,863	1,953	11,247	6,453
Royalty income on sales of Rituxan outside the United States	11,826	3,736	31,943	9,668

Total revenues from unconsolidated joint business	$98,613	$68,525	$269,250	$175,155

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

        Rituxan net sales to third-party customers in the United States recorded by Genentech for the three and nine months ended September 30, 2002 amounted to $269.6 million and $762.0 million, respectively, compared to $205.0 million and $553.0 million for the comparable periods in 2001. This increase was primarily due to increased market penetration in treatments of B-cell non-Hodgkin's lymphoma and an increase in the wholesale price of Rituxan effective on March 1, 2002.

        Our royalty revenue on sales of Rituxan outside the United States is based on Roche and Zenyaku's end-user sales and is recorded with a one-quarter lag. For the three and nine months ended September 30, 2002, we recognized $11.8 million and $31.9 million, respectively, in royalties from Roche and Zenyaku's end-users sales compared to $3.7 million and $9.7 million for the comparable periods in 2001. The increase in royalty revenue for the three months and nine months ended September 30, 2002 is primarily due to higher sales of Rituxan outside the United States resulting from increased penetration of foreign markets, including initial sales of Rituxan in Canada and Japan.

        Corporate partner revenues for the three months ended September 30, 2002 totaled $0.1 million compared to $1.1 million for the comparable period in 2001. The decrease in corporate partner revenues for the three months ended September 30, 2002 is primarily the result of decreased funding under our collaborative agreements with Eisai Co., Ltd. and Schering AG and termination of our collaborative agreement with Taisho Pharmaceuticals Co. Ltd. of Tokyo. Corporate partner revenues for the nine months ended September 30, 2002 totaled $3.1 million compared to $15.8 million for the comparable period in 2001. The decrease in corporate partner revenues for the nine months ended September 30, 2002 is primarily the result of decreased funding under our collaborative agreements with Taisho, Eisai and Schering AG, and, during the nine months ended September 30, 2001, the recognition of a $5.0 million milestone payment from Schering AG when the European Medicines Evaluation Agency accepted for filing the submission of a Marketing Authorization, or MAA, for the approval of ZEVALIN in Europe, and $1.6 million in upfront license fees received from Schering AG in 1999 resulting from our adoption of SAB No. 101.

        Corporate partner revenues may vary from period to period and are, in part, dependent upon achievement of certain research and development objectives or the consummation of new corporate alliances. The magnitude and timing of corporate partner revenues may influence our level of profitability. For example, the delay in ZEVALIN approval in Europe will result in a delay in the payment and recognition of a $10.0 million product approval milestone from Schering AG.

        Product sales were $5.0 million and $8.3 million, respectively, for the three and nine months ended September 30, 2002 and consist solely of net sales of ZEVALIN in the United States. We have retained all United States marketing and distribution rights for ZEVALIN. Cost of sales as a percentage of product sales was 5% and 14%, respectively, for the three and nine months ended September 30, 2002 and primarily consists of contractual royalties owed on ZEVALIN sales and manufacturing variances. Pre-launch production of ZEVALIN antibodies manufactured prior to FDA approval in February 2002 were recognized as research and development expenses. ZEVALIN sales to date have solely consisted of ZEVALIN antibodies produced prior to FDA approval in February 2002. Had pre-launch production of ZEVALIN antibodies been capitalized as inventory, cost of sales as a percentage of product sales for the three and nine months ended September 30, 2002 would have been approximately 8% and 17%, respectively.

        Research and development expenses totaled $25.4 million and $67.6 million for the three and nine months ended September 30, 2002, respectively, compared to $20.8 million and $63.9 million for the comparable periods in 2001. The increase in research and development expenses for the three and nine months ended September 30, 2002 is primarily due to upfront fees totaling $4.5 million incurred under new collaborations, increased personnel expenses and expansion of our facilities to support our ongoing basic research and clinical development programs, offset by capitalization of manufacturing costs for the production of commercial inventory of ZEVALIN antibodies and decreased clinical testing and development costs for ZEVALIN as a result of the FDA's approval of ZEVALIN. In the future we expect to continue incurring substantial additional research and development expenses due to:

  •
  preclinical and clinical testing of our various products under development;

  •
  the expansion or addition of research and development programs;

  •
  technology in-licensing;

  •
  regulatory-related expenses;

  •
  the expansion of clinical manufacturing capabilities; and

  •
  facilities expansion.

        Selling, general and administrative expenses totaled $23.8 million and $65.9 million for the three and nine months ended September 30, 2002, respectively, compared to $13.0 million and $36.1 million for the comparable periods in 2001. This increase is primarily due to increased marketing and administrative expenses related to the commercialization of ZEVALIN, sales expenses to support the commercialization of Rituxan, legal settlement costs and outside legal counsel fees to protect our intellectual property rights for ZEVALIN and general increases in general and administrative expenses to support overall organizational growth. Selling, general and administrative expenses are expected to increase in the foreseeable future to support the following:

  •
  marketing and administration related to the commercialization of ZEVALIN;

  •
  manufacturing capacity expansion;

  •
  clinical trials;

  •
  research and development; and

  •
  protection and enforcement of our intellectual property rights for ZEVALIN and our product candidates.

        Interest income totaled $9.9 million and $24.3 million for the three and nine months ended September 30, 2002, respectively, compared to $8.8 million and $30.5 million for the comparable periods in 2001. The increase in interest income for the three months ended September 30, 2002 is primarily due to higher cash balances from the issuance of our senior notes in April 2002. The decrease in interest income for the nine months ended September 30, 2002 is primarily due to lower interest rates realized on our cash, cash equivalents and securities available-for-sale partially offset by higher cash balances from the issuance of our senior notes in April 2002.

        Interest expense totaled $5.1 million and $11.1 million for the three and nine months ended September 30, 2002, respectively, compared to $1.8 million and $5.5 million for the comparable periods in 2001. This increase is primarily due to additional non-cash interest expense from our senior notes issued in April 2002.

        Our effective tax rate for the three and nine months ended September 30, 2002 was approximately thirty-five percent compared to approximately thirty-seven percent for the comparable periods in 2001. This decrease in our effective tax rate in 2002 is primarily due to an increase in our research and experimentation credits and orphan drug credit. Our net operating loss carryforwards available to offset future taxable income at December 31, 2001 were approximately $174.0 million for federal income tax purposes and begin to expire in 2009. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate this annual limitation to result only in a slight deferral in the utilization of our net operating loss carryforwards and tax credits. We expect that our effective tax rate in the future will continue to approximate the maximum statutory tax rate.

LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operating and capital expenditures since inception principally through the sales of equity securities, profits from our copromotion arrangement with Genentech related to the sale of Rituxan, corporate partner revenues, lease financing transactions, debt financing transactions and interest income. We expect to finance our current and planned operating requirements principally through cash on hand, which includes proceeds from the April 2002 issuance of our senior notes, anticipated funds from our copromotion arrangement with Genentech, commercial sales of ZEVALIN and with funds from existing collaborative agreements and contracts. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. Existing collaborative research agreements and contracts, however, could be canceled by the contracting parties. In addition, we may from time to time seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. Additional funds may not be obtainable through these sources on acceptable terms, if at all. If adequate funds are not obtainable from the copromotion arrangement, operations or additional sources of financing, our business could be harmed. Our working capital and capital requirements will depend upon numerous factors, including:

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

  •
  levels of resources that we devote to the development of manufacturing, sales and marketing capabilities, including resources devoted to the marketing of ZEVALIN;

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

        At September 30, 2002, we had $1.5 billion in cash, cash equivalents and securities available-for-sale compared to $866.6 million at December 31, 2001. Sources of cash during the nine months ended September 30, 2002, included $696.0 million from the issuance of our senior notes, $113.2 million from operations and $16.4 million from the issuance of common stock under employee stock option and purchase plans. Uses of cash during the nine months ended September 30, 2002 included the net increase in our securities available-for-sale portfolio of $612.3 million, $135.0 million for the repurchase of our common stock for treasury and $101.5 million to fund construction projects and purchase capital equipment.

        In April and May 2002, we raised through the issuance of our senior notes, approximately $696.0 million, net of underwriting commissions and expenses of $18.4 million. Simultaneously with the issuance of the senior notes, we used a portion of the proceeds to fund the repurchase of

$135.0 million of our outstanding common stock. The senior notes are zero coupon and were priced with a yield to maturity of 1.75% annually. We will pay contingent cash interest to the holders of these senior notes during any nine-month period commencing on or after April 30, 2007 if the average market price of the senior notes for a five-trading-day measurement period preceding such nine-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such senior note. The contingent interest payable per senior note in respect of any quarterly period within such nine-month period where contingent interest is determined to be payable will equal the greater of (1) the amount of regular cash dividends paid by us per share on our common stock during that quarterly period multiplied by the then applicable conversion rate or (2) 0.0625% of the average market price of a senior note for the five-trading-day measurement period preceding such nine-month period, provided that if we do not pay regular cash dividends during a semiannual period, we will pay contingent interest semiannually at a rate of 0.125% of the average market price of a senior note for the five-trading-day measurement period immediately preceding such nine-month period.

        Upon maturity, the senior notes will have an aggregate principal face value of $1.2 billion. Each $1,000 aggregate principal face value senior note is convertible at the holder's option at any time through maturity into 7.1881 shares of our common stock at an initial conversion price of $82.49. In addition, holders of the senior notes may require us to purchase all or a portion of the senior notes on April 29, 2005, 2007, 2012 and 2017 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, payable at our option in cash, our common stock or a combination thereof. In addition, if a change in control in our company occurs on or before April 29, 2007, holders may require us to purchase all or a portion of their senior notes for cash. We have the right to redeem all or a portion of the senior notes for cash at any time on or after April 29, 2007 at set prices.

        Under the terms of our agreement with MDS Canada, Inc., we are obligated to make periodic payments into an escrow account. These funds secure certain obligations we have under our agreement regarding minimum annual purchases and MDS Canada, Inc.'s establishment of a new facility to supply us with Yttrium-90. In general, our required escrow deposits will decrease over time if certain Yttrium-90 minimum annual purchase commitments are met. As of September 30, 2002, we have paid $22.5 million into this escrow fund.

        In September 2001, we purchased approximately 42.6 acres in San Diego for approximately $31.7 million in cash for a proposed corporate headquarters and research and development campus. The first phase of construction is expected to be completed in mid 2004 at an estimated total cost of $177 million to be funded from our working capital. As of September 30, 2002, we have invested approximately $4.6 million towards the construction of this campus.

        In April 2001, we purchased a 43,000 square foot facility in Oceanside to house our future clinical manufacturing area. Construction is expected to be completed in the fourth quarter of 2002 at an estimated total cost of $57 million to be funded from our working capital. As of September 30, 2002, we have invested approximately $34.0 million towards construction of this clinical manufacturing facility.

        In September 2000, we purchased a 60-acre site in Oceanside for approximately $18.9 million in cash. We plan to build a large-scale manufacturing facility at the location, which we anticipate using to commercialize our products currently in clinical trials if they are approved by the FDA. This expansion will allow us to better control the manufacture of our products, reducing our reliance on contract manufacturers, as well as to reduce commercial risk. We expect the first phase of the new facility to be mechanically completed in 2004, followed by commissioning and validation in 2005 and 2006. Estimated total costs of this facility upon completion are $400 million to be funded from our working capital. As of September 30, 2002, we have invested approximately $58.7 million towards the construction of this large-scale manufacturing facility.

        In February 1999, we raised through the sale of convertible promissory notes approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million. The convertible promissory notes are zero coupons and were priced with a yield to maturity of 5.5 percent annually. Upon maturity, the convertible promissory notes will have an aggregate principal face value of $345.0 million. Each $1,000 aggregate principal face value convertible promissory note is convertible at the holders' option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36. We are required under the terms of the convertible promissory notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any convertible promissory note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of purchase. Additionally, the holders of the convertible promissory notes may require us to purchase the convertible promissory notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase payable at our option in cash, our common stock or a combination thereof. We have the right to redeem the convertible promissory notes on or after February 16, 2004.

        In connection with our research and development efforts, we have entered into various collaborative arrangements under which we may be obligated to pay royalties or milestone payments if product development is successful. It is not anticipated that the aggregate of any royalty or milestone obligations under these arrangements will be material to our operations.

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

Our Revenues Rely Significantly on Rituxan Sales.

        Our revenues currently depend substantially upon continued sales of Rituxan. For the year ended December 31, 2001, approximately 92 percent of our revenues were derived from our Rituxan copromotion arrangement with Genentech. For the nine-months ended September 30, 2002, 96 percent of our revenues were derived from our Rituxan copromotion arrangement with Genentech. We cannot assure you that Rituxan will continue to be accepted in the United States or in any foreign markets or that Rituxan sales will continue to increase. A number of factors may affect the rate and level of market acceptance of Rituxan, including:

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

        Our radioimmunotherapy product ZEVALIN was approved by the FDA for marketing and sale in the United States in February 2002 and we began selling the product in April 2002. We cannot assure you that ZEVALIN will be accepted or widely used by physicians and other members of the healthcare community in the United States. Further, marketing approval for ZEVALIN in Europe has been delayed due to compliance issues at our fill/finish provider and we cannot be certain that, even if marketing approval is obtained, our exclusive worldwide marketing partner, Schering AG, will be able to successfully commercialize ZEVALIN in Europe. Factors that might impact the successful commercialization of ZEVALIN include:

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

        In addition, we have no marketing support service experience and, therefore, we are dependent on outside contractors to meet those needs for ZEVALIN. For example, we rely upon a third-party logistics distributor to provide customer service, order entry, shipping and billing. Customer reimbursement assistance is provided by a separate outside contractor. We cannot assure that the integration of these marketing support services can be successfully coordinated. Further, given our limited marketing and sales experience, we cannot assure you that we will be successful in selling ZEVALIN in the United States.

        We rely on MDS Canada, Inc. to provide the market with the Yttrium-90 radioisotope required for therapeutic use of ZEVALIN, and we rely on third parties for various manufacturing steps of ZEVALIN. In addition, there are currently only two sources approved by the FDA to supply the Indium-111 isotope required for the imaging use of ZEVALIN. If we were to lose the services of any of these parties, we would be forced to find other providers, which could delay our ability to sell ZEVALIN. In addition, each of these third-party providers is subject to continuing inspection by the FDA or comparable agencies in other jurisdictions. A delay or an interruption in the manufacture of ZEVALIN or the production of the Yttrium-90 radioisotope for any reason, including as a result of a failure to pass any regulatory agency inspection, or an impairment of the commercial availability of Indium-111, could significantly impair our ability to sell ZEVALIN.

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

        ZEVALIN has multiple components that require successful coordination among ourselves and several third-party contract manufacturers and suppliers. We may not be able to integrate and coordinate successfully our contract manufacturers and suppliers. In addition, our contract manufacturers and suppliers are required to maintain compliance with current Good Manufacturing Practices, or cGMP, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm this compliance. Any changes of suppliers or modifications of methods of manufacturing require amending our application to the FDA and ultimate amendment acceptance by the FDA prior to release of product to the market place. Their inability to demonstrate ongoing cGMP compliance and produce ZEVALIN components could interrupt commercial supply of ZEVALIN. For example, our current third-party manufacturer for ZEVALIN remains subject to a warning letter from the FDA with respect to cGMP matters not specifically related to ZEVALIN. A manufacturer subject to a warning letter that fails to correct cGMP deficiencies to the satisfaction of the FDA could be subject to interruption of production pending resolution of the cGMP issues. Further, we are working with our current third-party manufacturer to address issues related to the manufacture of commercial quantities of ZEVALIN. If ZEVALIN production was interrupted or our third-party manufacturer was unable to manufacture adequate commercial quantities of ZEVALIN in a timely manner, it could adversely affect our results of operations.

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

        In addition, we converted our current manufacturing facility to a multi-product facility. From this facility, we have manufactured and will continue to manufacture our own commercial requirements of the bulk antibody and other kit components for ZEVALIN. We cannot assure you that our manufacturing performance will meet our expectations. Our inability to maintain regulatory approval of our manufacturing facility for ZEVALIN would harm our ability to timely produce commercial supplies of the ZEVALIN antibody. To the extent we cannot produce our own biologics, we will need to rely on third-party manufacturers, of which there are only a limited number capable of manufacturing biologics products as contract suppliers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers.

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

        For example, we have entered into an agreement with MDS Canada, Inc., the commercial supplier of the Yttrium-90 radioisotope for ZEVALIN, and will rely upon them to supply our clinical and commercial requirements. If MDS Canada, Inc. does not maintain FDA approvals or approvals of comparable agencies in other jurisdictions to produce the radioisotope Yttrium-90 for ZEVALIN, or if we are unable to receive an adequate supply of this radioisotope for any other reason, including those described above, we would be unable to sell ZEVALIN for therapeutic use unless we were to obtain a new supplier. We are aware of other entities that may be able to provide the radioisotope that we need for the therapeutic use of ZEVALIN but we believe that these suppliers would be required to apply for additional governmental approvals to do so. The process of establishing a relationship with another supplier and the process of obtaining the required governmental approvals would be time consuming and uncertain. We cannot assure you that we could reach an agreement with another supplier in a timely manner or on commercially reasonable terms, if at all. As a result of these concerns, if we were to lose our supply or were unable to receive sufficient quantities of the radioisotope from our sole supplier, our ability to sell ZEVALIN could be harmed which, in turn, could significantly harm our business.

We Have Limited Sales and Marketing Experience.

        We have limited experience with commercial sales and marketing, based entirely upon our launch and subsequent sales of Rituxan. ZEVALIN is our first product to be marketed exclusively by us in the United States. Outside the United States, our strategy for future products is to pursue and to rely solely upon collaborations with established pharmaceutical companies for marketing, distribution and sale of our products. We currently have no plans to directly market either of our products outside the United States. Given that we rely on Genentech to copromote Rituxan with us in the United States and rely exclusively on third parties to market Rituxan and ZEVALIN outside the United States, we cannot be certain that our products will be marketed and distributed in accordance with our expectations or that our market research or sales forecasts will be accurate. We have no marketing support service experience and, therefore, we will be dependent on outside contractors to meet those needs. We rely upon a third-party logistics distributor to provide customer service, order entry, shipping and billing. Customer reimbursement assistance is provided by a separate outside contractor. We cannot assure you that the integration of these marketing support services can be successfully coordinated. Neither can we assure you that we will ever be able to develop our own marketing and sales capabilities to an extent that we would not need to rely on third-party efforts, or that we will be able to maintain satisfactory arrangements with the third parties on whom we rely.

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

  •
  amount and timing of sales orders for Rituxan by Genentech for customers in the United States and by Roche for customers outside the United States and Japan;

  •
  amount and timing of our sales orders for ZEVALIN for customers in the United States and, if approved in Europe, by Schering AG for customers outside the United States;

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

We Are Subject to Uncertainties Regarding Healthcare Reimbursement and Reform.

        Our ability to commercialize products depends in part on the extent to which patients are reimbursed by governmental agencies, private health insurers and other organizations, such as health maintenance organizations, for the cost of such products and related treatments. Our business could be harmed if healthcare payers and providers implement cost-containment measures and governmental agencies implement healthcare reform. In addition, we cannot assure you that current or any future level of Medicare reimbursement for our products will be viewed favorably by health care providers and that they will prescribe our products as a result. If health care providers are unable to receive reimbursement at a level that they deem to be sufficient, our results of operations could be adversely affected.

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

        Even if a trial is fully enrolled, significant uncertainties remain as to whether it will prove successful. For example, in September 2002 we announced that we will not pursue further development of IDEC-114 for patients with moderate-to-severe psoriasis. In addition, we announced during the second quarter of 2002 that we had placed a voluntary hold on all ongoing clinical trials for our anti-CD40 ligand monoclonal antibody, IDEC-131. We cannot predict when, if ever, we will resume clinical trials on IDEC-131.

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

        One of our competitors, Corixa Corporation, formerly Coulter Pharmaceuticals, or Corixa, is pursuing FDA approval for BEXXAR® (tositumomab, iodine I-131 tositumomab), an investigational radioimmunotherapy for the treatment of low-grade or transformed low-grade NHL. We are aware that Corixa received a Complete Review Letter from the FDA indicating that Corixa has not demonstrated that BEXXAR provides sufficient evidence of safety and net clinical benefit of BEXXAR for it to be approved. Corixa was granted an appeal of the FDA's position. As a result, Corixa has been granted an opportunity to present data on BEXXAR at the December 17, 2002 Oncologic Drugs Advisory Committee, or ODAC, meeting. If Corixa is successful at the ODAC meeting and is able to provide sufficient evidence to the FDA to support FDA approval for BEXXAR, our business could be adversely affected.

        We are also aware of other potentially competitive biologic therapies for non-Hodgkin's lymphoma in development.

We May Be Unable to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third-Party Patents and We Are Involved in Patent Litigation.

        Our ability and the abilities of our partners to obtain and maintain patent and other protection for our products will affect our ability to compete. We are assigned, have rights to, or have exclusive licenses to a number of U.S. and foreign patents and patent applications. However, the pending patent applications may not issue as patents and, even if approved, our patent rights may not be upheld by a court or may be narrowed if challenged. The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions. Our patent rights may not provide competitive advantages for our products and may be challenged, infringed upon or circumvented by our competitors.

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

        Glaxo has also sued Roche in Germany asserting that Rituxan infringes Glaxo's patents. On October 26, 2000, a German court handling the infringement phase of the suit issued a decision holding that the manufacture, use and sale of Rituxan infringes patents held by Glaxo. Roche has appealed the decision and the appeal is pending before the Court of Appeals. At the end of 2001, a German court handling the validity phase of the trial held that the three patents were invalid. Additionally, Roche has filed oppositions in the European Patent Office, or EPO, to several of the

Glaxo patents. Although we were not named in the suit, if Glaxo obtains an injunction precluding further sale of Rituxan in Europe, our business could be harmed.

Patent Litigation Related to ZEVALIN

        On September 10, 2001, we filed a complaint against GlaxoSmithKline, plc, or Glaxo, and another complaint against Corixa Corporation, or Corixa, Coulter Pharmaceutical, Inc., or Coulter, and the Regents of the University of Michigan, in federal court for the Southern District of California. We are seeking declaratory judgment that ZEVALIN does not infringe patents held by the defendants and/or that the patents are invalid. On September 12, 2001, Corixa, Coulter and Glaxo filed a lawsuit against us in federal court in the district of Delaware alleging that ZEVALIN infringes their patents. This action has been transferred to the federal court for the Southern District of California and has been consolidated with our lawsuit. Corixa's lawsuit against us seeks damages and to permanently enjoin us from selling ZEVALIN. We cannot predict or determine the outcome of this litigation. An unfavorable outcome could limit our ability to sell ZEVALIN, could require us to pay damages for past sales of ZEVALIN and could require that we obtain a license from third parties to sell ZEVALIN. Any such unfavorable outcome could harm our business and our results of operations.

Proceedings Related to Anti-CD40L Antibodies

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

        We, along with other companies, have filed oppositions to a Japanese patent assigned to Immunex Corporation relating to anti-CD40L antibodies. We are also aware that oppositions have been filed in the EPO to granted European applications that have been licensed to us. Each of these applications contain claims relating to the use of anti-CD40L antibodies as a therapeutic. Also, we are aware of an opposition that has been filed to a granted European patent application which names us as the applicant and which relates to PROVAX™ and therapeutic use thereof. This opposition has been heard by the Oppositions Division of the EPO. The claims of the European patent covering PROVAX were narrowed, yet are still of sufficient scope to cover the PROVAX product. If the outcome of any of the oppositions is adverse, in whole or in part, it could result in the scope of some or all of the granted claims being limited, some or all of the granted claims being lost, the granted patent application not proceeding to a patent or our competitors having patent claims that may be asserted against us.

Potential Conflicts with Third-Party Patent Rights

        We are aware of several third-party patents and patent applications, to the extent they issue as patents, that if successfully asserted against us may adversely affect our ability to make, use, offer to sell, sell and import our products. These third-party patents and patent applications may include a number of U.S. and foreign patents that relate to various aspects of our products and product candidates.

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

We May Be Unable to Maintain Third-Party Research and Development Relationships.

        Funding of research and development efforts depends largely upon various arrangements with corporate partners and others who provide us with funding and who perform research and development with respect to our products. These corporate partners may generally terminate their arrangements with us at any time. These parties may develop products that compete with ours, and we cannot be certain that they will perform their contractual obligations or that any revenues will be derived from such arrangements. If one or more of our corporate partners fail to achieve product development objectives, this failure could harm our ability to fund related programs and develop products.

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
  natural disasters;

  •
  other unforeseeable factors inherent in the construction process; and

  •
  obtaining financing we may need to complete the facility.

        Even if we are able to successfully develop this manufacturing facility, we may not be able to do so in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs or our future manufacturing needs may not be sufficient to allow the facility to be fully operational, which could harm our business.

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

Volatility of Our Stock Price.

        The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the market price of our common stock fluctuated between $20.76 per share and $71.40 per share during the nine months ended September 30, 2002. The market price of our common stock likely will continue to fluctuate due to a variety of factors, including:

  •
  material public announcements;

  •
  the announcement and timing of new product introductions by us or others;

  •
  technical innovations or product development by us or our competitors;

  •
  regulatory approvals or regulatory issues;

  •
  availability and level of third-party reimbursement;

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

  •
  our copromotion arrangement with Genentech provides Genentech with the option to buy the rights to Rituxan in the event that we undergo a change of control or we introduce a competing product, which may limit our attractiveness to potential acquirors;

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

        At September 30, 2002, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio containing financial instruments in which the majority have original maturities of greater than three months but less than twenty-four months. These financial instruments, principally consisting of corporate obligations and to a lesser extent foreign and U.S. government obligations, are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical ten percent change in interest rates during the nine months ended September 30, 2002, would have resulted in an approximately $2.3 million change in pretax income. We have not used derivative financial instruments in our investment portfolio.

        Our long-term debt totaled $861.2 million at September 30, 2002 and consisted principally of our promissory notes issued in February 1999 and our senior notes issued in April 2002. These long-term debt obligations bear interest at a weighed average interest rate of 2.4%. Due to the fixed rate nature of our promissory and senior notes, an immediate ten percent change in interest rates would not have a material effect on our financial condition or results of operations.

        Underlying market risk exists related to an increase in our stock price or an increase in interest rates may make conversion of the convertible promissory notes to common stock beneficial to the convertible promissory notes holder. Conversion of the convertible promissory notes would have a dilutive effect on our earnings per share and book value per common share.

Item 4.    Controls and Procedures.

        We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures within the 90-day period prior to filing of this report. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective and provide for timely collection and evaluation of information that may need to be disclosed to investors. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

  (a)
  Exhibits referenced

Exhibit Number	Description
10.10	Amended and Restated 1988 Stock Option Plan, as amended and restated through October 22, 2002.
10.30	Form of Stock Option Agreement.
  (b)
  Reports on Form 8-K. On September 5, 2002, we filed a current report of Form 8-K reporting that we announced results of Phase II clinical trials of our IDEC-114 anti-CD80 monoclonal antibody for patients with moderate-to-severe psoriasis.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEC PHARMACEUTICALS CORPORATION
Date:	November 14, 2002	By:	/s/ WILLIAM H. RASTETTER William H. Rastetter Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date:	November 14, 2002	By:	/s/ EDWARD M. RODRIGUEZ Edward M. Rodriguez Vice President and Controller (Principal Financial and Accounting Officer)

Certifications

        I, William H. Rastetter, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of IDEC PHARMACEUTICALS CORPORATION;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002	/s/ WILLIAM H. RASTETTER William H. Rastetter Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

        I, Edward M. Rodriguez, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of IDEC PHARMACEUTICALS CORPORATION;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: November 14, 2002	/s/ EDWARD M. RODRIGUEZ Edward M. Rodriguez Vice President and Controller (Principal Financial and Accounting Officer)

QuickLinks

IDEC PHARMACEUTICALS CORPORATION FORM 10-Q—QUARTERLY REPORT FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (unaudited)
IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except par value)
IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (unaudited)
IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share data, percentages and unless as otherwise noted) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD-LOOKING INFORMATION AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K.
Signatures
Certifications