Form 10-K
period 2002-12-31
IDEC PHARMACEUTICALS CORP / DE
filed 2003-03-31
CIK 875045

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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
 Common Stock, $0.0005 par value
(Title of class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of June 30, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,202,590,172. (Based upon the "closing" price as reported by The Nasdaq Stock Market on June 28, 2002). This number is provided only for the purposes of this report and does not represent an admission by either the Registrant or any such person as to the status of such person.

        As of January 31, 2003, the Registrant had 154,677,126 shares of its common stock, $0.0005 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 2003 are incorporated by reference into Part III.

IDEC PHARMACEUTICALS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

PART I

Item 1. Business.

Overview

        IDEC Pharmaceuticals Corporation is a biopharmaceutical company engaged primarily in the research, development, manufacture and commercialization of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases. Our two commercial products, Rituxan® (rituximab) and Zevalin® (ibritumomab tiuxetan), are for use in the treatment of certain B-cell non-Hodgkin's lymphomas, or B-cell NHLs. B-cell NHLs currently afflict approximately 300,000 patients in the United States. We are also developing products for the treatment of cancer and various autoimmune and inflammatory diseases, such as rheumatoid arthritis, allergic asthma and allergic rhinitis.

        In November 1997, Rituxan became the first monoclonal antibody approved by the United States Food and Drug Administration, or FDA, for a cancer therapy indication. Rituxan, marketed in the United States under a copromotion arrangement between us and Genentech, Inc., achieved U.S. net sales of $1.08 billion in 2002, compared to $779.0 million in 2001, an increase of 39%. F. Hoffmann-La Roche Ltd., or Roche, sells rituximab outside the United States, except in Japan where it copromotes Rituxan in collaboration with Zenyaku Kogyo Co. Ltd., or Zenyaku.

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

        All U.S. sales of Rituxan and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We began recording our profit share at the higher percentage during the first quarter of both 2002 and 2001.

        Rituxan, which is delivered intravenously, is approved as a treatment of relapsed or refractory low-grade or follicular, CD20-positive, B-cell NHL. Typically, treatment with Rituxan is administered as four weekly intravenous infusions over a 22-day period compared to other available therapies, such as chemotherapy, which are typically administered in repeated cycles for four to eight months. Because of its proven benefits and safety profile, we believe that Rituxan is a strong candidate for combination therapy, and we are currently researching its possible uses in this role.

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

        In June 1998, Roche, our European marketing partner for Rituxan, was granted marketing authorization for Rituximab in all European Union countries. In March 2002, the European Medicines Evaluation Agency, or EMEA, approved the use of Rituximab in combination with standard chemotherapy, or CHOP, to treat patients with intermediate/high grade NHL. In June 2001, Zenyaku, our Japanese marketing partner for Rituxan, was granted marketing authorization for Rituxan in Japan. Rituxan is the trade name in the United States, Canada and Japan for the compound Rituximab. Outside the United States, Canada and Japan, Rituximab is marketed as MabThera. In this Form 10-K, we refer to Rituximab, Rituxan and MabThera collectively as Rituxan, except where we have otherwise indicated.

        Initial results of a Roche sponsored Phase II blinded, randomized, controlled study of Rituxan plus steroids alone or in combination with methotrexate or cyclophosphamide in rheumatoid arthritis were presented at the American College of Rheumatology Meeting in 2002. These results suggest that Rituxan had significant activity in rheumatoid arthritis. We, in conjunction with Genentech and Roche, are now pursuing Phase III trials and additional Phase II trials in this indication.

        In February 2002, Zevalin became the first radioimmunotherapy approved by the FDA for the treatment of certain B-cell NHLs. Zevalin, which is delivered intravenously, is approved as a treatment for relapsed or refractory low-grade, follicular, or transformed B-cell NHL including patients with Rituxan refractory follicular NHL. We commenced selling Zevalin in April 2002 and achieved U.S. net sales of $13.7 million in 2002. We have retained all U.S. marketing and distribution rights to Zevalin and have granted marketing and distribution rights outside the U.S. to Schering Aktiengesellschaft, or Schering AG. In January 2001, the EMEA accepted for filing the Zevalin Marketing Authorization Application, or MAA, submitted by Schering AG in the European Union. In March 2002, the "Summary of Product Characteristics" was approved by the European Committee for Proprietary Medicinal Products, or CPMP, for the treatment of adult patients with Rituximab relapsed or refractory CD20+ follicular B-cell NHL. The CPMP's final approval is pending approval by the EMEA of our manufacturing facilities and fill/finish provider.

        We also have four other antibodies in various stages of clinical development for treatment of autoimmune diseases and cancer:

  •
  PRIMATIZED Anti-CD23 (IDEC-152) is being developed as a treatment for allergic asthma and allergic rhinitis as well as chronic lymphocytic leukemia (CLL). We completed a 30-patient Phase I clinical trial with IDEC-152 in allergic asthma that demonstrated a favorable safety profile. We initiated a Phase I/II study in allergic asthma in February 2002 and a Phase II pilot study in patients with seasonal allergic rhinitis in June 2002. In March 2003, data from the Phase II pilot study in allergic rhinitis was presented, demonstrating that IDEC-152 was safe and well tolerated. Treatment resulted in a notable reduction in total and allergen specific IgE levels, however, no significant effect on clinical symptom scores was observed. In September 2002, we initiated a Phase I study in CLL.

  •
  PRIMATIZED® Anti-CD80 (Anti-B7.1) (IDEC-114) is being developed as a treatment for NHL and may also find application in various autoimmune diseases. In February 2002, we initiated a Phase I/II clinical trial with IDEC-114 in patients with relapsed or refractory follicular lymphoma. In December 2002, we announced interim results from this study showing that IDEC-114 was well tolerated and responses were observed in patients treated with the higher doses. In December 2002, we intitiated an additional Phase I/II clinical trial with IDEC-114 in combination with Rituxan in patients with relapsed or refractory follicular lymphoma. In September 2002, we announced the results of our two Phase II clinical trials with IDEC-114 for patients with moderate-to-severe psoriasis, and that the data did not support further development in this indication.

  •
  PRIMATIZED Anti-CD4 (IDEC-151) has been examined as a treatment for rheumatoid arthritis. A Phase II trial of this antibody was initiated in August 2000 in combination with methotrexate in patients with moderate to severe rheumatoid arthritis. The trial was completed in 2002. Based upon initial results of a Phase II study of Rituxan in rheumatoid arthritis by

    Roche that suggests Rituxan has significant activity in rheumatoid arthritis, we have decided to focus on Rituxan as a treatment for rheumatoid arthritis instead of IDEC-151. IDEC-151 is being considered for development in various other autoimmune diseases.

  •
  Humanized Anti-CD40L (IDEC-131) is being developed as a treatment for autoimmune diseases. In 2001, we initiated three separate Phase II clinical trials with IDEC-131 in three different autoimmune indications, immune thrombocytopenic purpura, or ITP, psoriasis and Crohn's disease. In June 2002, all clinical trials of IDEC-131 were placed on clinical hold due to the occurrence of a possible safety signal related to thromboembolism. We are currently working with the FDA to remove the clinical hold status.

        We have two other products in clinical development for treatment of cancer:

  •
  IDEC-160 is an in-licensed, orally administered small-molecule, which is being initially developed by Nippon Shinyaku Co., Ltd., or Shinyaku, as a treatment for solid cancers. Shinyaku has initiated Phase I trials in patients with solid tumors.

  •
  IDEC-201 is an in-licensed interferon beta gene delivery system using an adenovirus vector. We will complete an ongoing Phase I/II trial in patients with glial tumors that was begun by our licensor, Biogen, Inc., or Biogen. Biogen has future rights to participate in development and commercialization of IDEC-201.

Therapeutic Antibodies and the Immune System

        The immune system is composed of specialized cells, including B cells and T cells, that function in the recognition, destruction and elimination of disease-causing foreign substances and virally infected or malignant cells. The role of these specialized cells is determined by receptors on the cell surface that govern the interaction of the cell with foreign substances and with the rest of the immune system. For example, each differentiated B cell of the immune system has a different antibody anchored to its surface that serves as a receptor to recognize foreign substances. This antibody then triggers the production of additional antibodies that, as circulating molecules, bind to and eliminate these foreign substances. Each foreign substance, such as tumor cell, virus or bacteria, is individually identifiable by structures on its surface known as antigens, which serve as binding sites for the specific antibodies. T cells play more diverse roles, including the identification and destruction of virally infected or malignant cells.

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

        All human cells express a broad variety of surface antigens which are cell surface markers and can be used to differentiate one cell type from another. Monoclonal antibodies may be used to bind to specific subsets of human cells and may act to deplete, to suppress or to up-regulate the activity of the targeted cells. Indeed, the high specificity of monoclonal antibodies enables them to selectively act against many different types of cells, including cells involved in the immune response (B cells and T cells), other normal cell types which may be involved in disease such as macrophages, neutrophils and endothelial cells, or specific tumor cells. Depletion of diseased cells or suppression of disease-causing activities may be possible by using antibodies that attach to specific antigens on the surface of target cells. Monoclonal antibodies may also be used to bind to molecules, for example, cytokines, which serve as soluble mediators of immune system cell activity. By neutralizing these molecules, monoclonal antibodies may be used to alter immune cell activity or cell migration, which exists in many inflammatory conditions.

Diseases of the Immune System

        As with other cell types in the body, B cells and T cells may become malignant and develop into immune system tumors, such as B-cell NHLs. B-cell NHLs are cancers of the immune system that currently afflict approximately 300,000 patients in the United States. Treatment alternatives for B-cell NHL patients include chemotherapy, radiation therapy and, more recently, Rituxan and Zevalin. Rituxan is approved for use in low grade or follicular, relapsed or refractory CD20-positive B-cell NHL. Zevalin is approved for use in relapsed or refractory low grade, follicular, or transformed B-cell NHL, including patients with Rituxan refractory follicular NHL. B-cell NHLs are diverse with respect to prognosis and treatment, and are generally classified into one of three groups (low, intermediate or high grade) based on histology and clinical features. We estimate that approximately half of the 300,000 patients afflicted with B-cell NHL in the United States have low grade or follicular disease. Patients with low grade lymphomas have a fairly long life expectancy from the time of diagnosis, with a median survival of 6.6 years, despite the fact that low grade NHLs are almost always incurable. Intermediate and high grade lymphomas are more rapidly growing forms of these cancers which, in some cases, may be curable with early, aggressive chemotherapy. New diagnoses of NHLs in the United States are estimated to be 53,400 in 2003. In the United States, more than 85% of all non-Hodgkin's lymphomas are of B-cell origin; the remainder are of T-cell origin.

        Owing to the fluid nature of the immune system, low grade B-cell lymphomas are usually widely disseminated and characterized by multiple tumors at various sites throughout the body upon first presentation. Treatment courses with chemotherapy or radiation therapy often result in a limited number of remissions for patients with low grade B-cell lymphomas. The majority of patients in remission will relapse and ultimately die either from their cancer or from complications of conventional therapy. Fewer patients achieve additional remissions following relapse and those remissions are generally of shorter duration as the tumors become increasingly resistant to subsequent courses of chemotherapy. Therapeutic product development efforts for these cancers have focused on both improving treatment results and minimizing the toxicities associated with standard treatment regimens. Immunotherapies with manageable toxicity and demonstrated efficacy, such as Rituxan and Zevalin, might be expected to reduce treatment and hospitalization costs associated with side effects or opportunistic infections, which can result from the use of chemotherapy.

        Psoriasis, inflammatory bowel disease, or IBD, asthma, allergic rhinitis, rheumatoid arthritis, systemic lupus erythematosus, or SLE, ITP and multiple sclerosis, or MS, are autoimmune or inflammatory diseases that require ongoing therapy and afflict millions of patients in the United States. Autoimmune disease occurs when the patient's immune system goes awry, initiating a cascade of events that results in an attack by the patient's immune system against otherwise healthy tissue and often includes inflammation of the involved tissue. Autoimmune diseases have typically been treated with products such as immunosuppressive agents and corticosteroids. These therapies are limited for several reasons, including their lack of specificity and side effect profiles. Despite recent approvals of targeted biologic therapies there remains a significant need for safe and effective agents to treat these debilitating diseases.

Technology

        We develop products for the management of immune system cancers and autoimmune and inflammatory diseases. Our antibody products bind to specific subsets of human immune system cells or to soluble mediators of immune cell activity, and act to deplete or to alter the activity of these cells. The products are administered intravenously and target cells or soluble mediators located in easily accessible compartments of the body, specifically the blood, the lymphatic fluid and the synovial fluid. For treatment of B-cell NHLs, our products target a cell surface marker known as CD20 which is present only on B cells but not on B-cell precursors. These products act to reduce total B-cell levels, including both malignant and normal B cells. The depletion of normal B cells observed in clinical experience to date has been only temporary, with regeneration occurring within months from the unaffected B-cell precursors. We believe that Rituxan provides therapeutic alternatives and can complement certain existing treatments of various B-cell NHLs. We also believe that our radioimmunotherapeutic agent, Zevalin, will provide an additional alternative for the treatment of certain B-cell NHLs.

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

Our Products and Product Candidates

        Rituxan, our first product, and Zevalin, our second product approved for marketing in the United States, as well as our other primary products under development, address immune system disorders, such as lymphomas and autoimmune and inflammatory diseases. In addition, we have discovered other product candidates through the application of our technology platform. The products either commercialized or in clinical development by our partners and us are described in the following table.

We have retained exclusive marketing rights in the United States for all of our products except Rituxan.

	Indication	Status	Development/Marketing Partners
Rituxan	Certain B-cell NHLs	U.S., Canada, European Union, and Japan: Approved	Genentech (U.S. copromotion) Roche (worldwide except U.S. and Japan) Zenyaku and Roche (Japan)
	Rheumatoid arthritis	Phase II; beginning implementation of Phase III	Genentech (U.S. copromotion) Roche (worldwide except U.S.)
Zevalin	Certain B-cell NHLs (radioimmunotherapy)	U.S.: Approved European Union: MAA accepted for filing	Schering AG (worldwide except U.S.)
PRIMATIZED Anti-CD23 (IDEC-152)	Allergic asthma and allergic rhinitis	Phase I/II	Seikagaku Corporation (worldwide except North, Central and South America)
	CLL	Phase I	Seikagaku Corporation (worldwide except North, Central and South America)
PRIMATIZED Anti-CD80 (Anti-B7.1) (IDEC-114)	NHL and various autoimmune diseases	Phase I/II	Mitsubishi Pharma Corporation (Asia)
PRIMATIZED Anti-CD4 (IDEC-151) (Clenoliximab)	Various autoimmune diseases	Phase II	IDEC has worldwide rights
Humanized Anti-CD40L (IDEC-131)	Various autoimmune diseases	Phase II (on hold)	Eisai Co., Ltd. (Europe and Asia)
IDEC-160	Solid tumors	Phase I	Shinyaku (Asia)
IDEC-201	Glioma	Phase I/II	Biogen and IDEC share worldwide rights

Rituxan

        Rituxan is a genetically engineered, chimeric murine/human monoclonal antibody designed to harness the patient's own immune mechanisms to destroy normal and malignant B cells. In November 1997, Rituxan was approved in the United States for treatment of various B-cell NHLs. We market Rituxan in the United States with Genentech under a copromotion arrangement. Roche sells rituximab outside the United States, except in Japan where it copromotes Rituxan in collaboration with Zenyaku. Outside the United States, Canada and Japan, rituximab is marketed as MabThera.

        Our laboratory studies show that the Rituxan antibody binds to the CD20 antigen on B cells and activates a group of proteins known as complement, leading to normal and malignant B-cell destruction. Additionally, we believe that the Rituxan antibody, when bound to the CD20 antigen, recruits macrophages and natural killer cells to attack the B cells. Rituxan can also directly induce apoptosis or programmed cell death. Through these and other mechanisms, the antibody utilizes the body's immune defenses to lyse, or rupture, and deplete B cells. B cells have the capacity to regenerate from early precursor cells that do not express the CD20 antigen. The depletion of normal B cells observed in clinical experience to date has been only temporary, with normal B-cell regeneration back to baseline levels typically occurring within nine to twelve months.

Rituxan in Malignant Diseases

        Rituxan was the first monoclonal antibody approved in the United States for a cancer therapy indication. Rituxan is unique in the treatment of B-cell NHLs due to its specificity for the antigen CD20, which is expressed only on normal and malignant B cells and not on precursor B cells or other tissues of the body. Rituxan's mechanism of action utilizes the body's own immune system as compared to conventional lymphoma therapies, including experimental radioimmunotherapies. These properties of Rituxan also allow its use in patients where chemotherapy is either poorly tolerated or ineffective in inducing disease remissions. Rituxan is easily administered as outpatient therapy by personnel trained in the use of chemotherapies. A standard course of Rituxan therapy consists of four intravenous infusions given on days one, eight, 15 and 22, whereas chemotherapy is given typically in repeating cycles for up to four to eight months. In May 2001, the FDA approved our sBLA relating to the use of Rituxan in expanded dosing, including retreatment, times eight dosing for the treatment of B-cell NHL, including bulky disease. The sBLA also amended our package insert to update safety information. In addition, a Dear Healthcare Provider letter was sent to physicians to enhance their understanding of adverse events that may be associated with Rituxan use.

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

        In a Phase III clinical trial, Rituxan, given as a single agent to patients with relapsed or refractory, low grade or follicular CD20-positive B-cell NHL, induced partial or complete responses to therapy (using the response criteria as defined in the IDEC protocol) of 48% of patients on an intent-to-treat basis, which represented 80 of 166 patients. Of the 80 responding patients, tumor shrinkage greater than 50% was verified over at least two independent observations 28 days apart; 10 were complete responses, or 6%, and 70 were partial responses, or 42%. The median duration of response, which is the time from response onset to first determination of tumor regrowth, in the 80 responders was 11.6 months. Retrospective analysis of patient subgroups in the Phase III Rituxan trial showed responses in patients with poor prognostic features, and who generally respond poorly to chemotherapy regimes, such as age greater than 60, extranodal disease, prior relapse from autologous bone marrow transplant, or relapse or failure of anthracycline-containing regimens. In newly diagnosed aggressive B-cell NHLs, termed Diffuse Large Cell Lymphoma, a study has demonstrated significantly improved response rates, complete response rates, disease free survival and overall survival with the addition of Rituxan to combination chemotherapy.

        There are standard response criteria for solid tumor cancers, CLL, Hodgkin's disease and acute myelogenous leukemia, but until recently, none for B-cell NHL. As a result, clinical response rates in B-cell NHL may vary depending on which criterion is being applied. One of the protocol-defined requirements for scoring a complete response in the Rituxan pivotal trial was that all measurable lesions shrink to less than 1x1cm. Using this conservative criterion, we reported an overall response rate of 48% with a 6% complete response rate, referred to as a CR rate. Based on a paper published by Cheson, et al. in the Journal of Clinical Oncology, the lymphoma experts have now standardized the response criteria in NHL. Prior to the Cheson paper and the subsequent standardization, our protocol definition of overall response rate and complete response rates were based on our investigators and our own criteria. Exploratory analysis applying the new International Workshop NHL Response Criterion

Standards for NHL to our Rituxan Phase III trial shows an overall response rate of 56% with a CR rate of 32%.

        In December 1999, we announced updated information on the results of a Phase II Rituxan retreatment study presented at the American Society of Hematology Conference, or ASH conference. This Phase II study in patients with low grade or follicular, CD20-positive B-cell NHL was conducted to determine the safety and efficacy of Rituxan in patients who had relapsed or were refractory to prior chemotherapy, but had responded previously to Rituxan. From the analyses of the study, patients who responded to one regimen of Rituxan may be retreated with additional courses of Rituxan without impairment of bone marrow function, or myelosuppression, or development of an immune response, or antibodies, to chimeric antibody therapy, a response called human anti-chimeric antibody, or HACA. Of 60 patients treated, 57 were considered evaluable for efficacy. The overall response rate using our protocol was 40%, with 6 out of 57, or 11%, achieving complete responses and 17 out of 57, or 30%, achieving partial responses. The overall safety profile seen with retreatment was similar to what was reported for the initial treatment with Rituxan.

        The most common adverse events associated with Rituxan, based on our clinical trial experience, are infusion-related, consisting mainly of mild to moderate flu-like symptoms, for example, fever, chills and rigors, that occur in the majority of patients during the first infusion. Other events which occur with less frequency include nausea, rashes, fatigue and headaches. More serious events include hypotension, wheezing, tumor lysis syndrome, rare pulmonary events including pneumonitis and bronchiolitis obliterans, mucocutaneous reactions, angina or arrhythmia. Though infusion related symptoms are usually limited in duration to the period of infusion and decrease with subsequent infusions, rare serious infusion and non-infusion events have resulted in fatalities.

        In an effort to identify expanded applications for Rituxan, we, in conjunction with Genentech and Roche, have supported several Rituxan post-marketing trials including:

  •
  combination therapy with chemotherapy regimens for both low grade and intermediate/high grade NHL;

  •
  single agent therapy in newly diagnosed, previously untreated low grade NHL;

  •
  integration into autologous bone marrow transplant regimens both as an in vivo purging agent prior to bone marrow harvest and post-transplant as consolidation therapy; and

  •
  treatment of AIDS-related B-cell NHLs.

        Additionally, clinical trials are ongoing in other B-cell malignancies such as CLL and lymphoproliferative disorders associated with solid organ transplant therapies.

Rituxan with CHOP Chemotherapy and Rituxan Maintenance

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

        Dr. John Hainsworth reported in the Journal of Clinical Oncology in 2002 results of a study he and colleagues conducted using Rituxan monotherapy with maintenance in patients with newly diagnosed low grade NHL. A total of 62 patients were enrolled, and 60 patients completed an initial four-week course of Rituxan and were assessable for response. Patients with stable disease or response went on to receive additional four-week courses of Rituxan every six months for two years. The overall response rate after initial therapy was 47%, which increased to 73% with 37% complete responses. The median progression-free survival was 34 months. Furthermore, the investigators noted that there was no apparent cumulative or additional toxicities seen with the maintenance therapy.

        Swiss investigators conducted a randomized trial in patients with newly diagnosed or relapsed indolent NHL. Patients who achieved a response or stable disease after an initial standard course of Rituxan were randomized to either observation or additional Rituxan maintenance, administered on a schedule of a single dose every two months for a total of four additional doses. Two hundred patients were enrolled, and 151 patients were eligible for randomization. Results of the study were updated at the 2002 ASH conference. The median time to treatment failure in newly diagnosed patients was 36 months compared to 18.4 months for the maintenance arm compared to observation. In relapsed patients, the median time to treatment failure was 14 months compared to 11 months.

        A large, randomized controlled cooperative Phase III trial by the National Cancer Institute, the Eastern Cooperative Oncology Group, the Cancer and Leukemia Group B and the Southwest Oncology Group is examining whether the addition of Rituxan administered on a maintenance regimen (four infusions every six months for two years) to the CHOP or CHOP/Rituxan responders will improve cure rates, or long-term remission, in individuals over the age of 60 years with intermediate/high grade B-cell NHL. Enrollment on this trial was completed in July 2001, with 632 patients accrued. Initial results may be presented at the 2003 ASH conference.

Rituxan in Autoimmune Diseases

        In 2001, Stasi et al. published data on the use of Rituxan in patients with chronic ITP. Of the 25 patients treated, an overall response rate of 52% was observed, with 20% of patients achieving a complete response (defined as a platelet count of greater than 100,000). Seven patients (28%) had sustained responses of six months or longer.

        Two abstracts presented at the ASH conference in December 2001 also explored the safety and efficacy of Rituxan in patients with ITP. A Phase I/II evaluated ITP patients who had failed corticosteroid therapy and had platelet counts less than 75,000. Of all 20 patients enrolled, 25% responded with duration of five to 11 months. Of the ten post-spenectomy patients, 40% responded.

Response was defined as platelet counts greater than 100,000 (Saleh et al). Another Phase II study enrolled 21 patients of which 14 were followed for greater than 10 weeks. Of these 14 patients, 57% responded, with a 45% response rate among the 11 patients who were post-splenectomy. Response was defined as a platelet count greater than 50,000. First infusion-related events were experienced by eight of 21 patients (Cooper et al).

        At the American College of Rheumatology Meeting in 2000, Edwards et al. presented results of a small open label study that evaluated the impact of B-lymphocyte depletion produced by Rituxan in patients with erosive rheumatoid arthritis. The authors concluded that B-cell depletion showed promise as a safe and effective therapy for rheumatoid arthritis. Initial results of a Roche sponsored Phase II blinded, randomized, controlled study of Rituxan alone or in combination with methotrexate or cyclophosphamide in rheumatoid arthritis were presented at the American College of Rheumatology Meeting in 2002. These results suggest that Rituxan had significant activity in rheumatoid arthritis. We, in conjunction with Genentech and Roche, are now pursuing Phase III trials and additional Phase II trials in this indication.

Zevalin

        Due to the sensitivity of B-cell tumors to radiation, radiation therapy has historically played, and continues to play, an important role in the management of B-cell lymphomas. Radiation therapy currently consists of external beam radiation focused on isolated areas of the body or areas with high tumor burden and, more recently, the Zevalin therapeutic regimen. Zevalin, our radioimmunotherapy product approved for treatment of certain B-cell NHL, delivers targeted immunotherapy by means of injectable radiation to target sites expressing the CD20 antigen, such as lymphatic B-cell tumors. The Zevalin therapeutic regimen is sold as one product and consists of two kits: an imaging kit for use with indium-111 and a therapeutic kit for use with yttrium-90.

        In clinical testing, the Zevalin antibody, which is the murine parent of Rituxan, radiolabeled with the isotope indium-111 was used to estimate the radiation absorbed dose to normal organs from the subsequently administered therapeutic product, which uses the isotope yttrium-90. The gamma emission of the indium is detectable outside the body, thereby allowing the physician to determine the biodistribution of the antibody in the patient. The companion yttrium-90 isotope provides targeted radiation therapy by emitting a high-energy beta particle that is absorbed by surrounding tumors, leading to tumor destruction. Our objective with Zevalin is to provide an effective, systemic radioimmunotherapy in an outpatient setting.

        The Zevalin therapeutic regimen includes two doses of Rituxan one week apart, to deplete peripheral blood B cells and improve Zevalin biodistribution. The first dose of Rituxan is followed by indium-111-Zevalin. Gamma camera images are then obtained at two to 24 hours, 48 to 72 hours, and an optional image at 90 to 120 hours. These images are obtained to confirm expected biodistribution. If acceptable biodistribution is demonstrated, the second dose of Rituxan is followed by yttrium-90-Zevalin. Yttrium-90, which is supplied by MDS Canada Inc., formerly MDS Nordion Inc., or MDS Canada, is attached to the antibody at the radiopharmacy just prior to the therapeutic infusion in the patient. The entire regimen, therefore, can be completed on an outpatient basis in approximately one week.

        Other radioisotopes, such as iodine-131, emit both beta and gamma radiation and, depending on state and institutional regulations, may require that the patient be hospitalized and isolated in a lead-shielded room for several days. If administered as an outpatient therapy, extensive radiation safety precautions are necessary to limit radiation exposure to family members and the general public. In contrast, the beta particle emitted by yttrium-90 is absorbed by tissue immediately adjacent to the antibody and is concentrated at the antibody target. This short penetrating radiation supports the use of Zevalin in outpatient therapy with minimal radiation precautions for the patient.

        As the basis for our BLA approved by the FDA on February 19, 2002, we completed two multi-center pivotal Phase III studies of Zevalin in the treatment of relapsed or refractory, low grade, follicular or CD20-positive transformed B-cell NHL.

        Final results for these two studies were published in the Journal of Clinical Oncology in 2002. The first, randomized controlled study conducted compares Zevalin plus Rituxan, to Rituxan alone in 143 patients with relapsed or refractory, low grade, follicular or transformed CD20-positive B-cell NHL. Patients receiving Zevalin plus Rituxan showed an overall response rate of 80%, compared to an overall response rate of 56% in patients receiving Rituxan alone. Fifty-six percent of patients enrolled in the study were refractory to their last course of chemotherapy, i.e., they did not achieve a response or had a time to progression of less than six months with their most recent course of chemotherapy. Thirty-four percent of the Zevalin patients achieved complete responses to therapy, compared to 20% of Rituxan patients. The median time to progression for all patients in the Zevalin arm versus the Rituxan arm was 10.6 months and 10.1 months, respectively. The median time to progression in patients with follicular NHL, which represents the majority of patients, was 15.0 months versus 10.2 months, respectively. Finally median time to progression in patients who achieved a complete response was 24.7 months versus 13.2 months, respectively. Thirty-six percent of the patients on the Zevalin arm who attained a complete response remain in remission at three to four years following treatment.

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

        Additional areas of investigation include repeated treatment with Zevalin, as well as, incorporation into high-dose treatment strategies that employ autologous stem cell rescue. Investigators at the Mayo Clinic in Rochester, MN are evaluating whether planned Zevalin retreatment is feasible and potentially efficacious. Preliminary results were presented at the 2002 ASH conference. In addition, separate investigators at the City of Hope in Duarte, CA; Northwestern University in Chicago, IL and the Mayo Clinic presented data from Phase I trials that high doses of Zevalin could be administered safely in combination with chemotherapy as part of a myeloablative stem cell transplantation program. These interim results were also presented at the 2002 ASH conference.

        We expect that Rituxan and Zevalin will become complementary products for the management of B-cell NHLs. Most B-cell NHLs are treated today in community-based group practices. Rituxan fits nicely into the community practice, as no special equipment, training or licensing is required for its administration or for management of treatment-related side effects. Rituxan has shown activity even in patients refractory to chemotherapy and is indicated for this use, so that it provides a viable option for the community-based oncologist prior to referral of the patient to a medical center for treatment with the more aggressive therapy, Zevalin. By contrast, all radioimmunotherapies will be administered by nuclear medicine specialists or radiation oncologists at medical or cancer centers that are equipped for the handling, administration and disposal of radioisotopes. Also, the nuclear medicine department, but not the community-based practice, has the specialized equipment and governmental licenses that are required for use of radioisotopes.

        We believe that referral patterns will develop for treatment of B-cell NHL patients with radioimmunotherapies at medical centers after initial treatment options, such as Rituxan or frontline chemotherapy, are no longer effective. This trend is further reinforced by the observation made by us, and by others working in the field, of the substantial clinical activity of radioimmunotherapies in patients with relapse disease. Thus Zevalin is positioned as a complementary product to Rituxan used throughout the course of a patient's disease, providing an alternative for both the patient and the healthcare professional to conventional chemotherapies.

PRIMATIZED Anti-CD23 (IDEC-152)

        In December 1994, we entered into a collaboration with Seikagaku Corporation, or Seikagaku, aimed at the development of PRIMATIZED anti-CD23 antibodies for the potential treatment of allergic rhinitis, allergic asthma and other allergic conditions. Antibodies against the CD23 receptor on various white blood cells inhibit the production of immune system molecules called immunoglobulin class E, or IgE, which are known to trigger allergic conditions. At the same time, anti-CD23 antibodies do not affect the production of other immunoglobulins, which are the patient's own antibodies responsible for granting protective immunity to infectious agents. Thus, PRIMATIZED anti-CD23 antibodies may provide a unique new approach to treating chronic illnesses such as allergic rhinitis and allergic asthma. This effort has resulted in the identification of a PRIMATIZED antibody lead candidate, IDEC-152, which underwent preclinical testing, process development and manufacturing of clinical material during 1999. We filed an Investigational New Drug Application, or IND, for IDEC-152 in November 1999 and began a Phase I clinical trial in allergic asthma in February 2000 to evaluate its safety, tolerability and pharmacokinetics. In March 2001 the results of the Phase I trial were presented at the American Academy of Allergy Asthma and Immunology. A total of 30 patients entered the trial with 24 receiving IDEC-152 and six receiving a placebo. The safety trial was favorable, with adverse events in patients who received IDEC-152 being very similar to those of placebo patients. Substantial prolonged reductions in IgE levels were noted in IDEC-152 patients. Based on the results of this trial, a Phase I/II trial in allergic asthma and a Phase II pilot study in seasonal allergic rhinitis have been initiated. In March 2003, data from the Phase II pilot study in allergic rhinitis was presented, demonstrating that IDEC-152 was safe and well tolerated. Treatment resulted in a notable reduction in total and allergen specific IgE levels, however, no significant effect on clinical symptom scores was observed. In September 2002, we initiated a Phase I study in CLL.

PRIMATIZED Anti-CD80 (Anti-B7.1) (IDEC-114)

        The CD80 antigen is expressed on the surface of follicular and other lymphoma cells. Preclinical studies have demonstrated that IDEC-114 has antitumor activity against lymphoma cell lines that express CD80. Based on these results, in February 2002, we initiated a Phase I/II clinical trial to evaluate the safety, efficacy, and pharmacokinetics of multiple doses of IDEC-114 in patients with relapsed or refractory follicular lymphoma. In December 2002, we announced interim results from this study showing that IDEC-114 was well tolerated and responses were observed in patients treated with the higher doses. Additionally, in December 2002, we initiated a Phase I/II clinical trial with IDEC-114 in combination with Rituxan to evaluate the safety, efficacy, and pharmacokinetics of multiple doses of

IDEC-114 administered in combination with Rituxan in patients with relapsed or refractory follicular lymphoma.

        In September 2001, we entered into an extension of our research and development collaboration with Mitsubishi Pharma Corporation, or Mitsubishi, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc., which focuses on the development of PRIMATIZED antibodies directed at the CD80 antigen. The CD80 antigen appears on the surface of antigen-presenting cells and is involved in the interaction of these cells with T cells in triggering a cascade of immune system responses. Antibodies directed at the CD80 antigens may block this cascade and, therefore, may be useful in preventing unwanted immune responses in various inflammatory and chronic autoimmune conditions such as psoriasis and MS. We have completed four studies of IDEC-114 in psoriasis. Based on the favorable results of the Phase I and Phase I/II studies, in 2001 we initiated two Phase II clinical trials with IDEC-114 in patients with moderate to severe psoriasis. In September 2002, we announced the results of our two Phase II psoriasis clinical trials with IDEC-114 and that the results did not support further development in this indication. Studies in other autoimmune indications are being considered.

PRIMATIZED Anti-CD4 (IDEC-151)

        IDEC-151 was selected as our lead PRIMATIZED anti-CD4 antibody for the treatment of rheumatoid arthritis. In a Phase I portion of a Phase I/II study of 32 patients with moderate to severe rheumatoid arthritis, the results of which were announced in late November 1997, IDEC-151 displayed no CD4 cell depletion and no infusion-related adverse events. Under the terms of an agreement with GlaxoSmithKline, we are obligated to pay GlaxoSmithKline royalties on sales by us, our affiliates and licensees on certain PRIMATIZED anti-CD4 products. In August 2000, we initiated a Phase II trial of this antibody in combination with methotrexate in patients with moderate to severe rheumatoid arthritis. This trial was completed in 2002. Based upon initial results of a Phase II study of Rituxan in rheumatoid arthritis by Roche that suggests Rituxan has significant activity in rheumatoid arthritis, we have decided to focus on Rituxan as a treatment for rheumatoid arthritis instead of IDEC-151. IDEC-151 is being considered for development in various other autoimmune diseases.

Humanized Anti-CD40L (IDEC-131)

        In December 1995, we entered into a research and development collaborative agreement with Eisai Co., Ltd., or Eisai. The collaboration focuses on developing a humanized antibody against the CD40 ligand (also known as CD154). This antigen is an essential immune system trigger for B-cell activation and antibody production. Potential target indications include antibody-mediated autoimmune diseases such as ITP and T-cell-mediated diseases such as MS. The development of our humanized anti-CD40L monoclonal antibody, IDEC-131, is based on technology that we licensed from Dartmouth College, where researchers have shown that the binding of CD40L to its CD40 receptor on B cells is essential for proper immune system function. These researchers generated anti-CD40L antibodies that blocked this T-cell and B-cell interaction and halted disease progression in a variety of animal models of disease characterized by abnormal or unwanted immune response. Moreover, when researchers ended the animals' anti-CD40L treatments, the animals' antibody-producing capacity returned to normal levels, but their disease remained suppressed. Treatment with the anti-CD40L antibodies appeared to have reset the animals' immune systems and restored a normal immune response. Under the collaborative agreement, we have agreed to develop with Eisai a humanized anti-CD40L antibody. This effort has resulted in the identification of the humanized anti-CD40L antibody lead candidate, IDEC-131, which underwent preclinical testing, process development and manufacturing of clinical trial material in early 1997. We successfully completed a Phase I clinical trial in SLE with IDEC-131 in early 1999, which demonstrated an overall favorable safety profile. In the first quarter of 2000, we completed a Phase II clinical trial with IDEC-131 in patients with SLE that demonstrated a favorable safety profile. However, the response rates in this Phase II trial, versus a significant placebo effect, did not support continued development of IDEC-131 in SLE. In 2001, we initiated a Phase II study in patients with chronic, refractory ITP, and a separate Phase II study in patients with moderate to severe psoriasis. This latter trial was completed in 2002 and presentation of results is anticipated in 2003. We also commenced a Phase II trial in Crohn's disease in 2001. In June 2002, all clinical trials of IDEC-131 were placed on clinical hold because of the occurrence of a possible safety signal related to thromboembolism. We are currently working with the FDA to remove the clinical hold status.

IDEC-160

        In September 2002, we entered into a license agreement with Shinyaku under which we in-licensed IDEC-160, an orally-active small-molecule. IDEC-160 is being initially developed by Shinyaku as a treatment for solid cancers, including colorectal, non-small cell lung and prostate cancer. Small molecule drugs are pharmaceutical compounds that enter cells and target specific biochemical events that result in disease or otherwise offer avenues to disease treatment. Because of their ability to reach cancerous cells deep within tumors, such drugs are often better suited than antibodies as treatments against solid tumors. Shinyaku has initiated two dose-escalating Phase I trials in the United States in patients with solid tumors. We plan to begin Phase II trials in the fourth quarter of 2003.

IDEC-201

        In January 2003, we entered into a collaboration agreement with Biogen under which we in-licensed three products, including IDEC-201. IDEC-201 is an interferon beta gene delivery system using a replication defective recombinant adenovirus vector. We will complete an ongoing Phase I/II study in patients with glial tumors that was begun by our licensor, Biogen. Biogen has future rights to participate in development and commercialization of IDEC-201.

Strategic Alliances

        We have entered into strategic partnering arrangements for many of our product development programs. Our entitlement to funding under the arrangements depends on achieving product development objectives related to development, clinical trial results, regulatory approvals and other factors. These arrangements include:

Genentech, Inc.

        In March 1995, we entered into a collaborative agreement with Genentech for the clinical development and commercialization of our anti-CD20 monoclonal antibody, Rituxan, for the treatment of certain B-cell NHLs. Concurrent with the collaborative agreement, we also entered into an expression technology license agreement with Genentech for a proprietary gene expression technology developed by us and a preferred stock purchase agreement providing for various equity investments in us that have been made by Genentech.

        We are copromoting Rituxan with Genentech in the United States. Our collaborative agreement with Genentech provides two independent mechanisms by which either party may purchase or sell its rights in the copromotion territory from or to the other party. Upon the occurrence of specified events that constitute a change of control in us, Genentech may elect to present an offer to us to purchase our copromotion rights. We must then accept Genentech's offer or purchase Genentech's copromotion rights for an amount scaled (using the profit sharing ratio between the parties) to Genentech's offer. Under a second mechanism, after a specified period of commercial sales and upon a specified number of years of declining copromotion profits or if Genentech files for U.S. regulatory approval on a competitive product during a limited period of time, either party may offer to purchase the other party's copromotion rights. The offeree may either accept the offer price or purchase the offeror's copromotion rights at the offer price scaled to the offeror's share of copromotion profits. Under the terms of our Supply Agreement with Genentech, Genentech assumed worldwide manufacturing obligations for Rituxan beginning in September 1999.

        Genentech has granted Roche exclusive marketing rights outside of the United States, except in Japan where Roche copromotes Rituxan in collaboration with Zenyaku. Outside the United States, Canada and Japan, Roche has elected to market rituximab under the trade name MabThera. We receive royalties from Genentech on sales of Rituxan outside the United States, except Canada, by Roche and Zenyaku. Royalties on sales of Rituxan in Canada are received directly from Roche.

Eisai Co., Ltd.

        In December 1995, we entered into a collaborative development agreement and a license agreement with Eisai aimed at the development and commercialization of humanized and PRIMATIZED anti-CD40L antibodies. Under the terms of these agreements, we may receive milestone payments totaling up to $12.5 million and research and development support payments totaling up to $25.0 million, subject to the attainment of product development objectives and satisfaction of other criteria to be agreed upon between us and Eisai. We have recognized revenues totaling $31.5 million under our agreements with Eisai through December 31, 2002. Eisai received exclusive rights in Asia and Europe to develop and market products resulting from the collaboration, with us receiving royalties on eventual product sales by Eisai. At any time, Eisai may terminate the development agreement by giving us 60 days' written notice based on a reasonable determination that the products do not justify continued development or marketing.

Mitsubishi Pharma Corporation

        In September 2001, we entered into an extension of our collaborative agreement with Mitsubishi, which originally expired in 1996, for the development of a PRIMATIZED anti-CD80 (anti-B7.1) antibody. Additionally, we have an ongoing license agreement with Mitsubishi that was entered into in November 1993. Under the terms of these agreements, we may receive milestone payments totaling up to $22.0 million, subject to the attainment of product development objectives, as well as certain research and development support payments. We have recognized revenues totaling $17.8 million under our agreements with Mitsubishi through December 31, 2002. Under the license agreement, we granted Mitsubishi an exclusive license in Asia to manufacture, use and sell PRIMATIZED anti-CD80 (anti-B7.1) antibody products. We will receive royalties on sales by Mitsubishi of any developed products. Mitsubishi may terminate the license at any time upon 30 days' written notice, only after completion of Phase II clinical trials or for certain protocol changes in planned clinical trials for IDEC-114.

Seikagaku Corporation

        In December 1994, we entered into a collaborative development agreement and a license agreement with Seikagaku aimed at the development and commercialization of therapeutic products based on our PRIMATIZED anti-CD23 antibodies. Under the terms of these agreements, we may receive milestone and research and development support payments totaling up to $26.0 million, subject to the attainment of product development objectives, as well as reimbursement for certain other research and development expenses incurred under our PRIMATIZED anti-CD23 antibody development program. We have recognized revenues totaling $18.1 million under these agreements through December 31, 2002. Under the license agreement, Seikagaku received exclusive rights worldwide, except North, Central and South America, to all products emerging from the collaboration. We will receive royalties on any eventual product sales by Seikagaku. At any time, Seikagaku may terminate the development agreement and the license agreement by giving us 30 days' written notice based on a reasonable determination that the products do not justify continued development or marketing.

Schering Aktiengesellschaft

        In June 1999, we entered into a collaboration and license agreement and a supply agreement with Schering AG aimed at the development and commercialization of our radioimmunotherapy Zevalin. Under the terms of these agreements, we may receive milestone and research and development support payments totaling up to $47.5 million, subject to the attainment of product development objectives. We have recognized $34.7 million under these agreements through December 31, 2002. Under these agreements, Schering AG received marketing and distribution rights to Zevalin outside the United States, and we will receive royalties on eventual product sales by Schering AG. Under the terms of a separate supply agreement, we are obligated to meet Schering AG's clinical and commercial requirements for Zevalin. Schering AG may terminate these agreements for any reason.

Manufacturing

        From our inception, we have focused on establishing and maintaining a leadership position in cell culture techniques for antibody manufacturing. Cell culture is a method for manufacturing of clinical and commercial grade protein products by reproducible techniques at various scales, up to many kilograms of antibody. Our manufacturing technology is based on the suspension culture of mammalian cells in stainless steel vessels. Suspension culture fermentation provides greater flexibility and more rapid production of the large amounts of antibodies required for product commercialization and pivotal trials. We believe that our current manufacturing facility is one of a limited number approved for any type of mammalian cell fermentation, for example, the process used in Rituxan. Our current manufacturing facility has been approved by the FDA for the commercial manufacture of certain components of Rituxan and Zevalin.

        In September 1999, we transferred all worldwide manufacturing activities for bulk Rituxan to Genentech. Since the transfer of bulk Rituxan manufacturing to Genentech and prior to receiving FDA approval for Zevalin in February 2002, we have been using our available manufacturing capacity for production of specification-setting lots and commercial inventory of the Zevalin antibody and for production of clinical material for our other products under development. We currently manufacture our own commercial requirements of the antibody for Zevalin. Zevalin has multiple components that require successful coordination among several third-party contract manufacturers and suppliers. We have no fill/finish experience or capacity and we do not have manufacturing experience or facilities for small molecule manufacturing, chelates or radioisotopes and, therefore, we are dependent on outside contractors and suppliers to meet these needs. In 2001, we entered into an agreement with DSM Pharmaceuticals to meet our commercial manufacturing demands for the fill/finish of Zevalin bulk product. In 2002, we entered in an agreement with Baxter Pharmaceutical Solutions LLC to perform fill/finish operations for commercial quantities of Zevalin. In 1999, we entered into an agreement, which we have subsequently amended, with MDS Canada for the development and supply of the radioisotope yttrium-90 used with our Zevalin product. Under the terms of the agreement, as amended, MDS Canada has agreed to supply, with certain exceptions, the yttrium-90 required to meet the clinical and commercial needs in the United Sates and Canada for Zevalin and selected other products under development. The initial term of the agreement expires five years following commercialization of Zevalin. We have agreed to guarantee MDS Canada a minimum purchase level of yttrium-90 over the duration of the initial term. In addition, MDS Canada has agreed to establish a new manufacturing facility to meet our yttrium-90 supply needs. Upon completion of this facility, MDS Canada can transition supply of yttrium-90 from its existing facilities to the new facility. To secure our minimum purchase commitments and in connection with MDS Canada's agreement to establish a new manufacturing facility, we have agreed to make periodic payments into an escrow account. As of December 31, 2002, we have paid $22.5 million into this escrow fund. The agreement may be terminated by either party upon the bankruptcy of, or a material breach by, the other party. In addition, we can terminate the agreement following our satisfaction of the minimum purchase commitments, or earlier if we agree to forfeit a portion of the funds in the escrow account. Further, MDS Canada cannot terminate the agreement until five years following the date that its new manufacturing facility is established and capable of producing yttrium-90.

        We are currently constructing a large-scale manufacturing facility on an 87-acre site in Oceanside, California that we anticipate using to commercialize our products currently in clinical trials if they are approved by the FDA. We believe that there is a limited manufacturing capacity in our market for production of biologics products. We expect the first phase of the new facility to be mechanically completed in 2004, followed by commissioning and validation in 2005 and 2006. This facility will allow us to better control the manufacture of our products, thus reducing our reliance on contract manufacturers, as well as to reduce commercial supply risk. We also have a facility, adjacent to our 87-acre site in Oceanside, to be used potentially for the manufacture of the Zevalin bulk antibody, drug supply for certain of our clinical trials and drug supply for any potential product launches prior to 2005. We are currently performing validation activities and we anticipate the facility will be equipped and in operation by mid-2003.

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

        Zevalin is our first product to be solely marketed by us in the United States. We have expanded our sales and marketing staff to support the distribution of Zevalin in the United States. Our sales efforts are focused primarily on specialist physicians in private practice or at major medical centers in the United States with expertise in oncology, hematology and/or nuclear medicine. In general, we sell Zevalin to radiopharmacies that radiolabel, or combine, the Zevalin antibody with indium-111 and yttrium-90 and then distribute the finished product to hospitals or licensed treatment facilities for administration. We use common pharmaceutical company marketing techniques, including sales representatives calling on individual physicians, medical education programs, professional symposia, promotional materials and public relations.

        We have limited marketing support service experience and, therefore, we will be dependent on outside contractors to meet those needs. We currently have a contract with a third-party logistics distributor to provide customer service, order entry, shipping, billing, customer reimbursement assistance and managed care sales support.

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

        We have several issued U.S. patents and U.S. patent applications, and numerous corresponding foreign counterparts directed to anti-CD20 antibody technology, including Rituxan and Zevalin. We have been granted patents covering Rituxan by the European Patent Office. Genentech, our collaborative partner for Rituxan, has secured an exclusive license to three U.S. patents and counterpart U.S. and foreign patent applications assigned to Xoma Corporation that relate to chimeric antibodies against the CD20 antigen. Genentech has granted to us a non-exclusive sublicense to make, have made, use and sell Rituxan under these patents and patent applications. We, along with Genentech, share the cost of any royalties due to Xoma in the Genentech/IDEC Pharmaceuticals copromotion territory on sales of Rituxan.

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

        We have filed numerous trademark and service mark applications in the United States, Canada and in certain international markets. PRIMATIZED, Rituxan, Zevalin and IDEC Pharmaceuticals are registered trademarks in the United States. We also have trademark applications pending for other marks.

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

Research and Development

        Research and development expenses were $93.6 million in 2002, $86.3 million in 2001 and $68.9 million in 2000, of which approximately 97% in 2002, 89% in 2001 and 78% in 2000, was sponsored by us and the remainder of which was funded pursuant to product development collaboration arrangements.

Regulation of Products by the FDA

        The testing, manufacturing, labeling, advertising, promotion, export and marketing, among other things, of our two approved products and our proposed products are subject to extensive regulation by governmental authorities in the United States and other countries. In the United States, pharmaceutical products are regulated by the FDA under the Federal Food, Drug, and Cosmetic Act and other laws, including, in the case of biologics, the Public Health Service Act. Our two approved products are regulated by the FDA as biologics and we believe our proposed products, with the exception of IDEC-160 which we believe will be regulated by the FDA as a drug, will also be regulated by FDA as biologics. Biologics require the submission of a Biologics License Application, or BLA, and approval by the FDA prior to being marketed in the United States. Drugs require the submission of a New Drug Application, or NDA. The regulatory approval process for a NDA is similar to the approval process for a BLA. Manufacturers of biologics and drugs may also be subject to state regulation. Failure to comply with FDA requirements, both before and after product approval, may subject us and/or our partners, contract manufacturers and suppliers to administrative or judicial sanctions, including FDA refusal to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines, injunctions and/or criminal prosecution.

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

        Clinical trials typically are conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into human subjects, the drug is usually tested for safety (adverse effects), dosage tolerance, absorption, metabolism, distribution, excretion and pharmacodynamics. Phase II usually involves studies in a limited patient population to (i) evaluate preliminarily the efficacy of the drug for specific, targeted indications, (ii) determine dosage tolerance and optimal dosage and (iii) identify possible adverse effects and safety risks. Phase III trials generally further evaluate clinical efficacy and test further for safety within an expanded patient population. There can be no assurance that Phase I, Phase II or Phase III testing will be completed successfully within any specific time period, if at all, with respect to any of our product candidates. Furthermore, we or the FDA may suspend clinical trials at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

        The results of the preclinical studies and clinical studies, together with other detailed information, including information on the manufacture and composition of the product, are submitted to the FDA in the form of a BLA or NDA requesting approval to market the product. Before approving a BLA or NDA, the FDA will inspect the facilities at which the product is manufactured, and will not approve the product unless cGMP compliance is satisfactory. The FDA may deny a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require postmarketing testing and surveillance to monitor the safety or efficacy of a product. Approval entails limitations on the indicated uses for which a product may be marketed. When approval is granted under the "accelerated approval" provisions of FDA's regulations, the BLA or NDA holder must conduct certain additional studies to verify the clinical benefit attributable to the product. Failure to conduct the required studies, or to comply with certain other conditions of accelerated approvals, may result, following a hearing, in FDA's withdrawing or modifying that part of the approval that was granted under the accelerated approval provisions. One of the indications for which Zevalin was approved was an accelerated approval, so if we fail to conduct the required studies or otherwise fail to comply with the conditions of accelerated approval, the FDA may take action to seek to withdraw that approval. Also, if we seek to make certain changes to an approved product, such as promoting or labeling a product for a new indication, making certain manufacturing changes, or changing manufacturers or suppliers of certain ingredients or components, we will need FDA review and approval before the change can be implemented.

        BLA or NDA holders must continue to comply with FDA requirements after approval. For example, BLA or NDA holders are required to report certain adverse reactions to the FDA and to comply with certain requirements concerning advertising and promotional labeling for their products. Also, quality control and manufacturing procedures must continue to conform to cGMP regulations after approval, and the FDA periodically inspects manufacturing facilities to assess compliance with cGMP. Accordingly, manufacturers must continue to expend time, monies and effort in the area of production and quality control to maintain cGMP compliance. In addition, discovery of problems, such as safety problems, may result in changes in labeling or restrictions on a product, manufacturer or BLA or NDA holder, including removal of the product from the market.

        We will also be subject to a variety of regulations governing clinical trials and sales of our products outside the United States. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing the product in those countries. The approval process varies from country to country and the time may be longer or shorter than that required for FDA approval. At least initially, we intend, to the extent possible, to rely on foreign licensees to obtain regulatory approval for marketing our products in foreign countries.

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

        Rituxan, Zevalin and IDEC-152 have received orphan drug exclusivity in the United States. There can be no assurance, however, that competitors will not receive approval of other different drugs or biologics for treatment of the diseases for which Rituxan and Zevalin are approved and IDEC-152 is targeted.

Our Executive Officers

        Information about our executive officers as of January 31, 2003 is set forth below:

Name	Age	Titles
William H. Rastetter, Ph.D.	54	Chairman, Chief Executive Officer
William R. Rohn	59	President and Chief Operating Officer
Paul C. Grint, M.D.	45	Senior Vice President and Chief Medical Officer
Nabil Hanna, Ph.D.	59	Senior Vice President and Chief Scientific Officer
Wolfgang Berthold, Ph.D.	55	Senior Vice President, Biopharmaceutical Sciences
John M. Dunn	51	Senior Vice President, Legal and Compliance, General Counsel and Corporate Secretary
Connie L. Matsui	49	Senior Vice President, Planning and Resource Development
Edward M. Rodriguez	42	Vice President, Finance and Controller
Michael E. Wiebe, Ph.D.	60	Vice President, Quality
Mark C. Wiggins	47	Vice President, Marketing and Business Development

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

        Mr. Rohn joined us in August 1993 as Senior Vice President, Commercial and Corporate Development. Mr. Rohn was appointed Senior Vice President, Commercial Operations in April 1996. In May 1998, Mr. Rohn was promoted to Chief Operating Officer and in January 2002 was promoted to President and Chief Operating Officer. Prior to joining us, Mr. Rohn was employed by Adria Laboratories from 1984 until August 1993, most recently as Senior Vice President of Sales and Marketing with responsibilities for strategic and commercial partnerships as well as all sales and marketing functions in the United States. Prior to Adria, Mr. Rohn held marketing and sales management positions at Abbott Laboratories, Warren-Teed Pharmaceuticals, Miles Laboratories and Mead Johnson Laboratories. Mr. Rohn is also a director of Pharmacyclics, Inc. and Cerus Corporation. Mr. Rohn received a B.A. in Marketing from Michigan State University.

        Dr. Grint joined us as Chief Medical Officer and Senior Vice President, Medical and Clinical Research and Development in January 2001. Prior to joining us, Dr. Grint was employed with Schering-Plough Research Institute from 1992 to 2000 holding a number of positions of increasing responsibility, most recently as Vice President of Clinical Immunology and Biotechnology. In addition, he was chairman of the Biotechnology Therapy Team and an Honorary Lecturer in the Department of Virology at St. Bartholomew's Hospital in London. Dr. Grint received his medical degree at University of London, St. Bartholomew's Hospital Medical College, London and is a Fellow of the Royal College of Pathologists.

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

        Mr. Dunn joined us in January 2002 as Senior Vice President, Legal and Compliance, General Counsel and Secretary. Previously, Mr. Dunn had been a partner with Pillsbury Winthrop LLP and co-leader of the firm's Biotech, Pharmaceuticals and Healthcare Industry Team. He has been practicing law for 24 years, specializing in corporate and business representation of public and private companies. Mr. Dunn received his B.S. and J.D. from the University of Wyoming.

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

        Mr. Rodriguez joined us in December 1991 as Senior Manager of Finance and in April of 1996 he was promoted to Director of Finance. Mr. Rodriguez served as Senior Director of Finance from September 1999 to April 2001. In April 2001, he was appointed Vice President, Finance and Controller. Mr. Rodriguez received a B.S. from San Diego State University in business administration and earned his C.P.A. qualifications while working for KPMG LLP.

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

Our Employees

        As of January 31, 2003, we employed 995 persons. None of our employees is represented by a labor union or bound by a collective bargaining agreement. Our management believes that our overall relations with employees are good.

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

Our Revenues Rely Significantly on Rituxan Sales.

        Our revenues currently depend substantially upon continued sales of Rituxan. For the year ended December 31, 2002, approximately 95% of our revenues were derived from our Rituxan copromotion arrangement with Genentech. We cannot assure you that Rituxan will continue to be accepted in the United States or in any foreign markets or that Rituxan sales will continue to increase. A number of factors may affect the rate and level of market acceptance of Rituxan, including:

  •
  the perception of physicians and other members of the health care community of its safety and efficacy or that of competing products, if any;

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

If We Fail to Commercialize Zevalin Successfully in the United States, to Obtain Marketing Approval for Zevalin in Europe or to Commercialize Zevalin Successfully in Europe, Our Business Could Be Harmed.

        Our radioimmunotherapy product Zevalin was approved by the FDA for marketing and sale in the United States in February 2002 and we began selling the product in April 2002. We cannot assure you that Zevalin will be accepted or widely used by physicians and other members of the health care community in the United States. Further, marketing approval for Zevalin in Europe has been delayed pending approval by the EMEA of our manufacturing facilities and our fill/finish provider and we cannot be certain that, even if marketing approval is obtained, our exclusive worldwide marketing partner, Schering AG, will be able to commercialize Zevalin successfully in Europe. Factors that might impact the successful commercialization of Zevalin include:

  •
  the perception of physicians and other members of the healthcare community of its safety and efficacy or that of competing products, if any;

  •
  unfavorable publicity concerning Zevalin or similar drugs;

  •
  its price relative to other drugs or competing treatments;

  •
  the availability and level of third-party reimbursement;

  •
  regulatory developments related to the manufacture or continued use of Zevalin;

  •
  FDA approval and successful commercialization of Bexxar® (tositumomab, iodine I-131 tositumomab) or other competitive products; and

  •
  an adverse outcome of our patent litigation.

        In addition, we have limited marketing support service experience and, therefore, we are dependent on outside contractors to meet those needs for Zevalin. For example, we rely upon a third-party logistics distributor to provide customer service, order entry, shipping and billing. Customer reimbursement assistance is provided by a separate outside contractor. We cannot assure you that the integration of these marketing support services can be successfully coordinated. Further, given our limited marketing and sales experience, we cannot assure you that we will be successful in selling Zevalin in the United States.

        We rely on MDS Canada to provide the yttrium-90 radioisotope required for therapeutic use of Zevalin, and we rely on third parties for various manufacturing steps of Zevalin. In addition, there are currently only two sources approved by the FDA to supply the indium-111 isotope required for the imaging use of Zevalin. If we were to lose the services of any of these parties, we would be forced to find other providers, which could delay our ability to sell Zevalin. In addition, each of these third-party providers is subject to continuing inspection by the FDA or comparable agencies in other jurisdictions. A delay or an interruption in the manufacture of Zevalin or the production or availability of the yttrium-90 radioisotope or the indium-111 isotope for any reason, including as a result of a failure to pass any regulatory agency inspection could significantly impair our ability to sell Zevalin.

We May Be Unable to Develop and Commercialize New Products.

        Our future results of operations depend to a large extent upon our ability to successfully develop and commercialize new products in a timely and competitive manner. As a result, we must continue to develop, test and manufacture new products and then must meet regulatory standards and obtain regulatory approvals for any new products. Our products currently in development may not receive the regulatory approvals from the FDA or comparable agencies in other jurisdictions necessary to market these products. Additionally, the development and commercialization process is time-consuming and costly, and we cannot assure you that any of our products, if and when developed and approved, will be successfully commercialized or competitive in the marketplace. Our business could be harmed if we were to experience delays or unanticipated costs in any part of the development process, if we were unable to obtain the regulatory approvals required to market the products we may develop, if we are unable to effectively commercialize products we may develop, or if we cannot secure or maintain manufacturing facilities in compliance with all applicable regulatory requirements.

We Have Limited Manufacturing Experience and Rely Heavily on Contract Manufacturers.

        We rely heavily upon third-party manufacturers to manufacture significant portions of Zevalin and our product candidates. Our current manufacturing capacity is limited. Our manufacturing experience to date has been limited to the production of preclinical and clinical quantities of product candidates, approximately three years of commercial production of bulk Rituxan and portions of our commercial requirements of the bulk antibody for Zevalin. We have no fill/finish experience or capacity, and we do not have experience manufacturing in the field of chelates or radioisotopes, which are required for our production of Zevalin. Therefore, we rely entirely upon third parties for fill/finish services as well as the manufacture of most of our product components. We cannot assure you that either our manufacturing facilities or our ability to sustain ongoing production of our products will be able to meet our expectations. If our current third-party manufacturers or service providers fail to meet our expectations, we may not be able to enter into satisfactory agreements with other third party manufacturers or service providers.

        Zevalin has multiple components that require successful coordination among ourselves and several third-party contract manufacturers and suppliers. We may not be able to integrate and coordinate successfully our contract manufacturers and suppliers. In addition, our contract manufacturers and suppliers are required to maintain compliance with current Good Manufacturing Practices, or cGMP, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm this compliance. Any changes of suppliers or modifications of methods of manufacturing require amending our application to the FDA and ultimate amendment acceptance by the FDA prior to release of product to the market place. Their inability to demonstrate ongoing cGMP compliance and produce Zevalin components could interrupt commercial supply of Zevalin. If Zevalin production was interrupted or our third-party manufacturer was unable to manufacture adequate commercial quantities of Zevalin in a timely manner, it could harm our business.

        We rely on Genentech for all Rituxan manufacturing to meet worldwide requirements. We cannot assure you that Genentech will manufacture and fill/finish Rituxan in sufficient quantities and on a timely and cost-effective basis or that Genentech will obtain and maintain all required manufacturing approvals. Genentech's failure to manufacture and fill/finish Rituxan or obtain and maintain required manufacturing approvals could harm our business.

        From our manufacturing facilities, we have manufactured and will continue to manufacture our own commercial requirements of the bulk antibody and other kit components for Zevalin. We cannot assure you that our manufacturing performance will meet our expectations. Our inability to maintain regulatory approval of our manufacturing facility for Zevalin would harm our ability to timely produce commercial supplies of the Zevalin antibody. To the extent we cannot produce our own biologics, we will need to rely on third-party manufacturers, of which there are only a limited number capable of manufacturing biologics products as contract suppliers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers.

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

        For example, we have entered into an agreement with MDS Canada, the commercial supplier of the yttrium-90 radioisotope for Zevalin, and will rely upon MDS Canada to supply our clinical and commercial requirements. If MDS Canada does not maintain FDA approvals or approvals of comparable agencies in other jurisdictions to produce the radioisotope yttrium-90 for Zevalin, or if we are unable to receive an adequate supply of this radioisotope for any other reason, including those described above, we would be unable to sell Zevalin for therapeutic use unless we were to obtain a new supplier. We are aware of other entities that may be able to provide the radioisotope that we need for the therapeutic use of Zevalin but we believe that these suppliers would be required to apply for additional governmental approvals to do so. The process of establishing a relationship with another supplier and the process of obtaining the required governmental approvals would be time consuming and uncertain. We cannot assure you that we could reach an agreement with another supplier in a timely manner or on commercially reasonable terms, if at all. As a result of these concerns, if we were to lose our supply or were unable to receive sufficient quantities of the radioisotope from our sole supplier, our ability to sell Zevalin could be harmed which, in turn, could harm our business.

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

  •
  percentage of time that our manufacturing facilities are utilized for commercial versus clinical manufacturing;

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

We Are Subject to Uncertainties Regarding Healthcare Reimbursement and Reform.

        Our ability to commercialize products successfully depends in part on the extent to which health care providers are reimbursed by governmental agencies, including the Center for Medicare and Medicaid Services, or CMS, private health insurers and other organizations, such as health maintenance organizations, for the cost of such products and related treatments. Our business could be harmed if health care payers or providers implement cost-containment measures, or if governmental agencies implement health care reform. For example, CMS has indicated it may issue a National Coverage Decision (NCD) for the Zevalin therapeutic regimen which, if issued, might limit the patients and situations for which the Medicare program would provide reimbursement for Zevalin.

        In addition, we cannot assure you that current or any future level of Medicare reimbursement for our products will be viewed favorably by health care providers and that they will prescribe our products as a result. For example, effective January 1, 2003, many anticancer drugs and biologics covered by the Medicare program, including Rituxan, were assigned new payment rates for use in the hospital outpatient setting. Although most patients do not receive Rituxan in the hospital outpatient setting and so the majority of patients will not be affected, this anomaly could cause some hospitals to decide not to provide Rituxan under certain circumstances. Also in January 2003, CMS classified the Zevalin therapeutic regimen as a procedure under HOPPS, rather than a drug, causing the baseline reimbursement rate set by CMS for Zevalin to be subject to adjustment based on a geographic wage index. CMS applies this index to procedure payments under its Hospital Outpatient Prospective Payment System, or HOPPS, to account for the regional variances in wages of hospital staff who perform health care services. As a result, in some lower-wage regions of the United States the level of reimbursement for Zevalin is less than the baseline rate and, concomitantly, less than the cost of acquiring the therapy. This anomaly could cause certain health care providers to decline to deliver the therapy in certain circumstances. Further, when the Zevalin therapeutic regimen is administered in a private-practice setting, such as a free-standing imaging center, payment rates for the Zevalin imaging and therapy doses are set by the local Medicare carrier and so may differ from carrier to carrier. As a result, if a health care provider in this setting deems a reimbursement rate to be insufficient, it could influence his or her decision whether to use Zevalin versus an alternative anticancer drug.

We Face Uncertain Results of Clinical Trials for Our Potential Products.

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

  •
  clinical trial protocols; and

  •
  the existence of competing protocols, including competitive financial incentives for patients and clinicians, and existing approved drugs, including Rituxan in the case of Zevalin.

        Even if a trial is fully enrolled, significant uncertainties remain as to whether it will prove successful. For example, in September 2002 we announced that we will not pursue further development of IDEC-114 for patients with moderate-to-severe psoriasis. In addition, we announced during the second quarter of 2002 that all ongoing clinical trials for our anti-CD40 ligand monoclonal antibody, IDEC-131, were put on clinical hold. We cannot predict when, if ever, we will resume clinical trials on IDEC-131.

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

        One of our competitors, Corixa Corporation, formerly Coulter Pharmaceuticals, or Corixa, along with its marketing partner GlaxoSmithKline, plc, or Glaxo, is pursuing FDA approval for Bexxar, an investigational radioimmunotherapy for the treatment of low-grade or transformed low-grade NHL. We are aware that Corixa filed a revised BLA in 2001 and received a positive review by the FDA's Oncologic Drugs Advisory Committee, or ODAC, in December 2002. Although the FDA is not bound by ODAC's review, it often takes ODAC's recommendations into consideration when determining marketing approval of a new product. The new Prescription Drug User Fee Act goal date for the FDA to complete its review of all materials regarding Bexxar therapy is May 2, 2003. If Corixa successfully obtains FDA approval for Bexxar, our business could be harmed.

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

        Given the large number of patent filings in the biopharmaceutical field, our competitors may have filed applications or been issued patents and may obtain additional patents and proprietary rights relating to products or processes competitive with or similar to our products and processes. We cannot be certain that U.S. or foreign patents do not exist or will not issue that would harm our ability to commercialize our products and product candidates.

Patent Litigation Related to Rituxan

        On May 28, 1999 and September 14, 2000, Glaxo filed two patent infringement lawsuits against Genentech. These suits asserted that the manufacture, use, and sale of Rituxan infringes U.S. patents owned by Glaxo. In September 2002, Genentech and Glaxo agreed to a settlement of both of these lawsuits, under which Genentech and Glaxo dismissed with prejudice all claims made by each party in the lawsuits and dismissed with prejudice Glaxo's appeal. The settlement resolves and ends all the patent infringement claims that Glaxo made against Genentech in these lawsuits.

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

Patent Litigation Related to Zevalin

        On September 10, 2001, we filed a a lawsuit in the federal district court of Southern California against Corixa and the Regents of the University of Michigan seeking declaratory judgment that Zevalin and its use in the treatment of various B-cell NHLs does not infringe certain issued U.S. patents held by Corixa regarding products and processes relating to radioimmunotherapy and a further declaration that the patents are invalid. On September 12, 2001, Corixa, Glaxo (Corixa's marketing partner) and the University of Michigan filed a lawsuit against us in federal court in the district of Delaware against us for patent infringement. The lawsuit claims that we infringe the patents that are the subject of our declaratory judgment action against Corixa. The lawsuit against us seeks damages and to permanently enjoin us from selling Zevalin.This action has been transferred to the federal court for the Southern District of California and has been consolidated with our lawsuit. We cannot predict or determine the outcome of this litigation. An unfavorable outcome in this matter could limit our ability to sell Zevalin, could require us to pay damages for past sales of Zevalin and could require that we obtain a license from third parties to sell Zevalin. Any such unfavorable outcome could harm our business and our results of operations.

        On September 10, 2001, we filed a second lawsuit in the federal district court in the Southern District of California against Glaxo seeking declaratory judgment that our manufacture of Zevalin does not infringe certain issued U.S. patents of Glaxo relating to cell culture media and further that Glaxo's patents are invalid. In November 2002, we settled the lawsuit and received a non-exclusive license under the Glaxo patents in exchange for payment of a lump-sum license fee.

        On February 25, 2003, we filed an additional complaint against Corixa and Glaxo in the federal district court in the Southern District of California. The complaint alleges that Corixa's and Glaxo's conduct since ODAC's recommendation for approval of Bexxar constitutes, or will constitute, infringement of a patent recently issued to us. The complaint seeks available remedies under patent laws, including monetary damages and permanent injunctive relief.

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

        The owners, or licensees of the owners of these patents, or any foreign patents, and patent applications, to the extent they issue as patents, may assert that one or more of our products infringe one or more claims of these patents. If legal action is commenced against us or our partners to enforce any of these patents and patent applications, to the extent they issue as patents, and the plaintiff in such action prevails, we could be prevented from practicing the subject matter claimed in these patents.

Failure to Obtain Product Approvals or Comply with Government Regulations Could Harm Our Business.

        As pharmaceutical companies, we and our partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by governmental authorities in the United States and other countries. In the United States, our products cannot be marketed until they are approved by the FDA. Obtaining FDA approval involves the submission, among other information, of the results of preclinical and clinical studies on the product and requires substantial time, effort and financial resources. The FDA will also conduct prelicensing and regular post-licensing inspections of the facility or facilities at which the product is manufactured to determine compliance with cGMP. Rituxan and Zevalin are our only products that have received FDA approval, and we cannot assure you that any of our product candidates will be approved either in the United States or in other countries in a timely fashion, or at all. Failure to comply with FDA requirements, both before and after product approval, may subject us or our partners, contract manufacturers and suppliers to administrative or judicial sanctions, including FDA refusal to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines, injunctions or criminal prosecution.

We May Be Unable to Maintain Third-Party Research and Development Relationships.

        Funding of research and development efforts depends largely upon various arrangements with corporate partners and others who provide us with funding and who perform research and development with respect to our products. These corporate partners generally may terminate their arrangements with us at any time. These parties may develop products that compete with ours, and we cannot be certain that they will perform their contractual obligations or that any revenues will be derived from such arrangements. The failure of one or more of our corporate partners to achieve product development objectives could harm our ability to fund related programs and develop products.

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

We May Not Be Able to Successfully Develop and Commence Operations of Our New Manufacturing and Clinical Facilities.

        We own an 87-acre parcel of land and a building on adjacent property in Oceanside, California where we are developing commercialand clinical manufacturing facilities. We have limited experience in developing commercial facilities and may not be able to successfully develop or commence operations at these facilities. If we fail to successfully develop or commence operations at these new facilities, we may be unable to commercialize or meet demands for products we may develop in the future. We may encounter difficulties in designing, constructing and initiating these facilities, including:

  •
  governmental regulation of our facilities, specifically, FDA or comparable agency approvals required for the commercial manufacture of our products;

  •
  public opinion regarding the impact of the facilities on nearby communities;

  •
  construction delays, including obtaining necessary governmental approvals and permits;

  •
  cost overruns;

  •
  delays in design, shipment and installation of equipment for our facilities;

  •
  natural disasters;

  •
  other unforeseeable factors inherent in the construction process; and

  •
  obtaining financing we may need to complete the facilities.

        Even if we are able to successfully develop these facilities, we may not be able to do so in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs or our future manufacturing needs may not be sufficient to allow the facility to be fully operational, any of which could harm our business.

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

We Rely Upon Key Personnel.

        Our success will depend, to a great extent, upon the experience, abilities and continued services of our executive officers and key scientific personnel. If we lose the services of any of these individuals, our business could be harmed. Our success also will depend upon our ability to attract and retain other highly qualified scientific, managerial, sales and manufacturing personnel and our ability to develop and maintain relationships with qualified clinical researchers. Competition to obtain the services of these personnel and relationships is intense and we compete with numerous pharmaceutical and biotechnology companies as well as with universities and non-profit research organizations. We may not be able to continue to attract and retain qualified personnel or develop and maintain relationships with clinical researchers.

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

Volatility of Our Stock Price.

        The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the market price of our common stock fluctuated between $20.76 per share and $71.40 per share during the year ended December 31, 2002. The market price of our common stock likely will continue to fluctuate due to a variety of factors, including:

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

We May Be Unable to Raise Additional Capital.

        We expend and will likely continue to expend substantial funds to complete the research, development, manufacturing and marketing of our potential future products. Consequently, we may seek to raise capital through collaborative arrangements, strategic alliances or equity and debt financings or from other sources. We may need to raise additional funds or borrow funds to complete the construction of our planned facilities. We may be unable to raise additional capital on commercially acceptable terms, or at all, and if we raise capital through equity financing, existing stockholders will have their ownership interests diluted. Our failure to generate adequate funds from operations or from additional sources to fund our business objectives would harm our business.

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

We Have Adopted Several Anti-takeover Measures.

        A number of factors pertaining to our corporate governance discourage a takeover attempt that might be beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example:

  •
  we are subject to Section 203 of the Delaware General Corporation Law which provides that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in the code section;

  •
  our stockholder rights plan is designed to cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors;

  •
  our board of directors has the authority to issue, without vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares. Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock. Although we currently have 36,214 shares of non-voting convertible preferred stock outstanding, which were convertible into 2,172,840 shares of common stock as of December 31, 2002, our board of directors has no present intention of issuing any additional shares of preferred stock. However, our board of directors may issue additional series of preferred stock in the future;

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

Item 2. Properties.

        We currently lease approximately 315,000 square feet of administrative, research and development, manufacturing and warehouse space at four locations in San Diego, California. Our primary manufacturing plant is located at 11011 Torreyana Road in San Diego, California. This facility is leased under a 15-year operating lease that commenced in 1993. We have the option to extend the term of this lease for two consecutive periods of five years each. We lease additional administrative, executive office and warehouse space at 3030 Callan Road in San Diego, California. This facility is leased under a 13 year and 8 month operating lease that commenced in 1996. We have the option to extend the term of this lease for two consecutive periods of five years each. In June 1999, we entered into a 10-year operating lease for a research and development facility at 3010 Science Park Road in San Diego, California. We have the option to extend the term of this lease for two consecutive periods of five years each. In February 2002, we entered into a 4-year operating lease for additional administrative space at 10996 Torreyana Road in San Diego, California.

        We own a building in Oceanside, California and we are currently performing validation activities in this facility. This facility will be used potentially for the manufacture of Zevalin bulk antibody, drug supply for certain of our clinical trials and drug supply for any potential product launches prior to 2005. We also own approximately 42.6 acres of land in San Diego, California and 87 acres of land in Oceanside, California. We are currently constructing a corporate headquarters and research and development campus on the San Diego land that is expected to be completed in mid 2004. We are currently building a large-scale manufacturing facility on the Oceanside land. We expect the first phase of this facility to be mechanically completed in 2004, followed by commissioning and validation in 2005 and 2006, respectively.

Item 3. Legal Proceedings.

        On May 28, 1999 and September 14, 2000, Glaxo filed two patent infringement lawsuits against Genentech. These suits asserted that the manufacture, use, and sale of Rituxan infringes U.S. patents owned by Glaxo. In September 2002, Genentech and Glaxo agreed to a settlement of both of these lawsuits, under which Genentech and Glaxo dismissed with prejudice all claims made by each party in the lawsuits and dismissed with prejudice Glaxo's appeal. The settlement resolves and ends all the patent infringement claims that Glaxo made against Genentech in these lawsuits.

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

        On September 10, 2001, we filed a lawsuit in the federal district court in the Southern District of California against Corixa and the University of Michigan seeking declaratory judgment that Zevalin and its use in the treatment of various B-cell NHLs does not infringe certain issued U.S. patents of Corixa regarding products and processes relating to radioimmunotherapy and a further declaration that Corixa's patents are invalid. On September 12, 2001, Corixa, Glaxo (Corixa's marketing partner) and the University of Michigan filed a lawsuit in the federal district court in the District of Delaware against us for patent infringement. The lawsuit claims that we infringe the patents that are the subject of our declaratory judgment action against Corixa. The lawsuit seeks damages and to permanently enjoin us from commercializing Zevalin. This action has been transferred to San Diego and will be consolidated with our lawsuit.

        On September 10, 2001, we filed a second lawsuit in the federal district court in the Southern District of California against Glaxo seeking declaratory judgment that our manufacture of Zevalin does not infringe certain issued U.S. patents of Glaxo relating to cell culture media and further that Glaxo's patents are invalid. In November 2002, we settled the lawsuit and received a non-exclusive license under the Glaxo patents in exchange for payment of a lump-sum license fee.

        On February 25, 2003, we filed an additional complaint against Corixa and Glaxo in the federal district court in the Southern District of California. The complaint alleges that Corixa's and Glaxo's conduct since ODAC's recommendation for approval of Bexxar constitutes, or will constitute, patent infringement. The complaint seeks available remedies under patent laws, including monetary damages and permanent injunctive relief.

        In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of our stockholders during the last quarter of the year ended December 31, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        The information required to be disclosed by Item 201(d) of Regulation S-K, "Securities Authorized for Issuance Under Equity Compensation Plans", is included under Item 12 of Part III of this Annual Report on Form 10-K.

  (a)
  Market Information

        Our common stock trades on The Nasdaq Stock Market under the symbol "IDPH." The following table shows the high and low sales price for our common stock as reported by The Nasdaq Stock Market for the years ended December 31, 2002 and 2001.

	Common Stock Price
	2002		2001
	High	Low	High	Low
First Quarter	$71.40	$50.09	$67.56	$32.63
Second Quarter	66.84	30.75	75.00	33.50
Third Quarter	47.67	20.76	69.60	44.78
Fourth Quarter	47.41	31.17	73.32	47.07
  (b)
  Holders

        As of January 31, 2002 there were approximately 384 stockholders of record of our common stock.

  (c)
  Dividends

        We have not paid cash dividends since our inception. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

  (d)
  Recent sales of unregistered securities.

        None

Item 6. Selected Consolidated Financial Data.

        The following selected consolidated financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and related notes appearing elsewhere in this Form 10-K. Amounts are in thousands, except per share amounts.

CONSOLIDATED STATEMENTS OF INCOME DATA:

	Years ended December 31,
	2002	2001	2000	1999	1998
Revenues:
Product sales	$13,711	$—	$—	$—	$—
Revenues from unconsolidated joint business arrangement	385,809	251,428	132,782	93,197	53,813
Corporate partner revenues	4,702	21,249	21,900	24,806	33,146

Total revenues	404,222	272,677	154,682	118,003	86,959

Operating costs and expenses:
Cost of sales	1,457	—	—	—	—
Manufacturing costs	—	—	2,134	14,277	19,602
Research and development	93,648	86,299	68,922	42,831	31,485
Selling, general and administrative	95,241	55,241	27,767	19,478	16,968

Total operating costs and expenses	190,346	141,540	98,823	76,586	68,055

Income from operations	213,876	131,137	55,859	41,417	18,904
Interest income, net	17,646	30,467	13,488	4,189	2,996

Income before income tax provision and cumulative effect of accounting change	231,522	161,604	69,347	45,606	21,900
Income tax provision	83,432	59,945	11,939	2,449	422

Income before cumulative effect of accounting change	148,090	101,659	57,408	43,157	21,478
Cumulative effect of accounting change, net of income tax benefit of $481	—	—	(9,263)	—	—

Net income	$148,090	$101,659	$48,145	$43,157	$21,478

Basic earnings per share(1):
Before cumulative effect of accounting change	$0.97	$0.67	$0.43	$0.35	$0.18
Cumulative effect of accounting change	—	—	(0.07)	—	—

Basic earnings per share	$0.97	$0.67	$0.36	$0.35	$0.18

Diluted earnings per share(1):
Before cumulative effect of accounting change	$0.85	$0.59	$0.36	$0.29	$0.15
Cumulative effect of accounting change	—	—	(0.06)	—	—

Diluted earnings per share	$0.85	$0.59	$0.30	$0.29	$0.15

Shares used in calculation of earnings per share(1):
Basic	153,086	150,756	134,880	124,146	119,028
Diluted	179,634	181,481	159,310	151,287	140,262

(1)
Earnings per share and share amounts for the years ended December 31, 2000, 1999 and 1998 have been restated to reflect our three-for-one stock split effected by way of a stock dividend in January 2001.

CONSOLIDATED BALANCE SHEETS DATA:

	December 31,
	2002	2001	2000	1999	1998
Cash, cash equivalents and securities available-for-sale	$1,447,865	$866,607	$750,526	$246,826	$73,502
Due from related parties	100,288	67,651	41,753	23,654	17,473
Total assets	2,059,689	1,141,216	856,406	307,074	125,273
Notes payable, less current portion	866,205	135,977	128,888	122,910	2,095
Retained earnings (accumulated deficit)	263,176	115,086	13,427	(34,718)	(77,875)
Total stockholders' equity	1,109,690	956,479	694,619	159,978	106,428

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

        In February 2002, Zevalin became the first radioimmunotherapy approved by the FDA for the treatment of certain B-cell NHLs. We have retained all United States marketing and distribution rights to Zevalin and have granted marketing and distribution rights outside the United States to Schering AG. In January 2001, the EMEA accepted for filing the Zevalin MAA, submitted by Schering AG in the European Union. In March 2002, the "Summary of Product Characteristics" was approved by the European CPMP for the treatment of adult patients with Rituximab relapsed or refractory CD20+ follicular B-cell NHL. In July 2002, we announced that marketing approval in Europe and European launch of Zevalin would be delayed. The CPMP's final approval is pending approval of our manufacturing facilities and fill/finish provider by the EMEA.

        Our other product, Rituxan, is being copromoted in the United States under a joint business arrangement with Genentech, where we receive a share of the pretax copromotion profits. Under the copromotion arrangement, we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes conducting supportive research on Rituxan, post-approval clinical studies and obtaining approval of Rituxan for potential additional indications. Genentech provides the support functions for the commercialization of Rituxan in the United States including marketing, customer service, order entry, distribution, shipping and billing. Since September 1999, Genentech has been responsible for all worldwide manufacturing of Rituxan. Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan where it copromotes Rituxan in collaboration with Zenyaku. We receive royalties on Rituxan sales outside the United States.

        Our revenues include revenues from product sales of Zevalin, revenues from unconsolidated joint business arrangement and corporate partner revenues. Since the commercialization of Rituxan in November 1997, our revenues have depended primarily upon the sale of Rituxan.

        We have incurred increasing annual operating expenses and, with the commercialization of Rituxan and Zevalin, we expect these trends to continue. Since our inception in 1985, through 1997, we incurred annual operating losses. Our ongoing profitability will be dependent upon the continued commercial success of Rituxan, the commercial success of Zevalin, product development and revenues from the achievement of product development objectives and licensing transactions. As of December 31, 2002, we had retained earnings of $263.2 million.

Critical Accounting Principles and Estimates

        The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On a periodic basis, we evaluate our estimates, including those related to revenue recognition and related allowances, inventory allowances, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets and investments, and contingencies and litigation. These estimates are based on the information that is currently available and on various other assumptions that are believed to be reasonable. Actual results could vary from those estimates under different assumptions or conditions.

        Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management's most subjective judgments. We have identified the following as the most critical accounting policies and estimates used in the preparation of our consolidated financial statements. See Note 1 to our consolidated financial statements for a description of our accounting policies.

        Revenue recognition and related allowances:    Revenues from sales of Zevalin are recognized upon shipment and transfer of title and risk of loss to the customer. We record allowances for estimated uncollectible accounts receivable, product returns and Medicaid rebates at the time of sale. Our estimates for uncollectible accounts receivable, product returns and Medicaid rebates are based primarily on our experience with Zevalin to date, historical experience with Rituxan and other factors, updated for changes in facts and circumstances, as appropriate. If actual results vary, we may need to adjust our estimates, which could have an impact on earnings in the period of adjustment.

        Revenues from unconsolidated joint business arrangement consist of our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech, reimbursement from Genentech of our Rituxan-related sales force and development expenses and royalty revenue from sales of Rituximab outside the United States by Roche and Zenyaku. Under the copromotion arrangement, all U.S. sales of Rituxan and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We record our royalty revenue with a one-quarter lag.

        Corporate partner revenues, which consist of contract revenues and license fees, are recognized in accordance with the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB No. 101.

        Revenue is not recognized unless collectibility is reasonably assured and the earnings process is complete. We believe our revenue recognition policies are in compliance with SAB No. 101.

        Income taxes:    In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Our estimates of future taxable income are derived from, among other items, our estimates of future deductions related to stock options. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to establish a valuation allowance which could materially impact our financial position and results of operations.

        Inventories:    Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. If inventory costs were to exceed expected market value due to excess, obsolescence or unmarketability, we would record allowances for the difference between the cost and the market value. We have not recorded any such allowances as of December 31, 2002. Included in inventory are raw materials used in the production of clinical products which are recorded to research and development expense when consumed. Pre-launch production of Zevalin antibodies manufactured prior to FDA approval in February 2002 were recognized as research and development expenses.

Results of Operations

        Product Sales:    Product sales consist solely of sales of Zevalin, our radioimmunotherapy product which was approved by the FDA for the treatment of certain B-cell NHLs in February 2002. Cost of sales as a percentage of product sales was 11% and primarily consists of contractual royalties owed on Zevalin sales. Pre-launch production of Zevalin antibodies manufactured prior to FDA approval in February 2002 were recognized as research and development expenses. Zevalin sales to date have solely consisted of Zevalin antibodies produced prior to FDA approval in February 2002. Had pre-launch production of Zevalin antibodies been recorded as inventory, cost of sales as a percentage of product sales would have been approximately 14%.

        Revenues from Unconsolidated Joint Business Arrangement:    Revenues from unconsolidated joint business arrangement for the years ended December 31, 2002, 2001 and 2000, consist of the following (table in thousands):

	2002	2001	2000
Copromotion profits	$324,498	$228,614	$113,221
Bulk Rituxan sales	—	—	2,078
Reimbursement of selling and development expenses	15,879	8,160	9,322
Royalty revenue on sales of Rituximab outside the U.S., including royalties received directly from Roche	45,432	14,654	8,161

	$385,809	$251,428	$132,782

        Under our agreement with Genentech, our pretax copromotion profit-sharing formula has two tiers. We earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We began recording our profit share at the higher percentage during the first quarter of both 2002 and 2001 compared to the beginning of the second quarter of 2000.

        Rituxan net sales to third-party customers in the United States recorded by Genentech for 2002 amounted to $1.08 billion compared to $779.0 million in 2001 and $424.3 million in 2000. The increase in 2002 and 2001 was primarily due to increased market penetration in treatments of B-cell NHLs and chronic lymphocytic leukemia and increases in the wholesale price of Rituxan effective March 2002, March 2001 and May 2000.

        Our royalty revenue on sales of Rituximab outside the U.S. is based on Roche and Zenyaku's end-user sales and is recorded with a one-quarter lag. The increase in royalty revenues in 2002 is due to higher sales of Rituxan outside the U.S. resulting from increased penetration of foreign markets, including initial sales of Rituxan in Canada and Japan.

        Corporate Partner Revenues:    Corporate partner revenues totaled $4.7 million in 2002 compared to $21.2 million in 2001 and $21.9 million in 2000. The decrease in corporate partner revenues in 2002 is primarily due to decreased research and development funding in 2002 under our collaborations with Taisho, resulting from the termination of our collaboration with Taisho in 2002, and Mitsubishi, partially offset by increased research and development funding under our collaboration with Seikagaku. Additionally, in 2001, we recognized a $5.0 million payment received from Schering AG when the

EMEA accepted for filing the submission of a MAA for approval of Zevalin in Europe and $3.3 million of revenues resulting from the implementation of SAB No. 101. The decrease in corporate partner revenues in 2001 resulted primarily from decreased research and development funding under our collaborations with Schering AG and Taisho, partially offset by increased research and development funding under our collaboration with Mitsubishi and a $2.0 million milestone payment received under our collaboration with Eisai. Contract revenues and license fees are, in part, dependent upon the achievement of certain research and development and commercialization objectives and, accordingly, may vary from year to year.

        Manufacturing Costs:    Manufacturing costs recorded in 2000 are related to the production of bulk Rituxan sold to Genentech and were recognized when Genentech accepted the bulk Rituxan inventory. No manufacturing costs were recorded in 2002 and 2001 due to the transfer of all worldwide manufacturing responsibilities for bulk Rituxan to Genentech in September 1999. The final lots of bulk Rituxan manufactured by us during the third quarter of 1999 were accepted by Genentech during the first quarter of 2000. Since the transfer of all worldwide manufacturing responsibilities for bulk Rituxan to Genentech, and prior to receiving FDA approval for Zevalin in February 2002, we used our manufacturing capacity for production of specification setting lots and commercial inventory of Zevalin antibodies and production of other proteins for clinical trials. Those manufacturing expenses were recorded as research and development expenses.

        Research and Development Expenses:    Research and development expenses totaled $93.6 million in 2002 compared to $86.3 million in 2001 and $68.9 million in 2000. The increase in research and development expenses in 2002 is primarily due to upfront fees incurred under new collaborations, one-time license fees incurred for technology rights related to our products, increased personnel expenses and expansion of our facilities to support our ongoing basic research and clinical development programs, partially offset by capitalization of manufacturing costs for the production of commercial inventory of Zevalin antibodies and decreased clinical testing and development costs for Zevalin as a result of the FDA's approval of Zevalin. The increase in research and development expenses in 2001 is primarily due to increased clinical testing of our various products under development, development costs for Zevalin, personnel expenses and expansion of our facilities.

        Our Zevalin bulk inventory levels at December 31, 2002 are expected to be adequate to support Zevalin sales in 2003. As such, we do not anticipate manufacturing Zevalin bulk inventory in 2003. In 2003, our manufacturing facilities will be primarily used to support products in development which will cause the majority of the costs of our manufacturing operations to be recorded as research and development expense in 2003. Such costs were capitalized into inventory in 2002 to the extent they related to the manufacture of Zevalin. In the future we expect to continue incurring substantial additional research and development expenses due to:

  •
  preclinical and clinical testing of our various products under development;

  •
  the expansion or addition of research and development programs;

  •
  technology in-licensing;

  •
  regulatory-related expenses;

  •
  the expansion of clinical manufacturing capabilities; and

  •
  facilities expansion.

        Selling, General and Administrative Expenses:    Selling, general and administrative expenses totaled $95.2 million in 2002 compared to $55.2 million in 2001 and $27.8 million in 2000. Selling, general and administrative expenses in 2002 increased primarily due to increased sales and marketing expenses related to the commercial launch of Zevalin, sales expenses to support the commercialization of

Rituxan, increased legal fees to protect our intellectual property rights for Zevalin and increases in general and administrative expenses to support overall organizational growth. Selling, general and administrative expenses increased in 2001 primarily due to increased marketing and administrative expenses related to the commercialization of Zevalin, sales expenses to support Rituxan, legal expenses to defend Zevalin patent issues and general increases in general and administrative expenses to support overall organizational growth. Selling, general and administrative expenses are expected to increase in the foreseeable future to support the following:

  •
  marketing and administration related to the commercialization of Zevalin;

  •
  manufacturing capacity expansion;

  •
  clinical trials;

  •
  research and development; and

  •
  protection and enforcement of our intellectual property rights for Zevalin and our product candidates.

        Interest Income/Expense:    Interest income totaled $33.7 million in 2002 compared to $37.8 million in 2001 and $20.5 million in 2000. The decrease in interest income in 2002 is primarily due to significantly lower interest rates earned on our cash, cash equivalents and securities available-for-sale, partially offset by higher cash balances from the issuance of our senior convertible promissory notes due 2032, or senior notes, in April and May 2002. The increase in interest income in 2001 is primarily due to higher average balances in cash, cash equivalents and securities available-for-sale resulting from the sale of 7.8 million shares of our common stock in November 2000, cash provided by operations and cash provided from the issuance of common stock under our stock option and purchase plans. The average yields earned on our investments in 2002 decreased from the average yields earned on our investments in 2001 as a result of declining market interest rates. Interest income levels to be achieved in the future are, in part, dependent upon market conditions.

        Interest expense totaled $16.1 million in 2002 compared to $7.3 million in 2001 and $7.1 million in 2000. The increase in interest expense in 2002 is due to noncash interest expense from our senior notes issued in April and May 2002, partially offset by the capitalization of $0.4 million of interest costs related to the development of our corporate headquarters and research and development campus in San Diego, California and our large-scale manufacturing facility in Oceanside, California. The increase in interest expense in 2001 is primarily due to noncash interest from our subordinated convertible promissory notes due 2019, or subordinated notes, issued in February 1999.

        Income Tax Provision:    Our effective tax rate in 2002 was approximately 36% compared to 37% percent in 2001 and 17% in 2000. Our effective tax rates for 2002 and 2001 were less than a normal statutory rate due primarily to the generation of tax credits by our research and development activities. We have net operating loss and tax credit carryforwards for federal and state income tax purposes available to offset future taxable income. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate this annual limitation to result only in a slight deferral in the utilization of our net operating loss carryforwards and tax credits. During 2002, we decreased our valuation allowance for deferred tax assets to zero as, based upon the level of historical taxable income and projections for future taxable income over the periods that our deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of our deferred tax assets. In the event that actual results differ from our estimates of future taxable income or we adjust our estimates in future periods, we may need to establish a valuation allowance which could materially impact our financial position and results of operations. We expect that our effective tax rate in the future will be slightly higher than levels achieved in 2002 but continue to be lower than a normal statutory rate as a result of our continued research and development efforts which we expect to generate tax credits.

        Cumulative Effect of Accounting Change:    In the fourth quarter of 2000, we implemented SAB No. 101, which became effective as of January 1, 2000. SAB No. 101 provides that nonrefundable up-front fees received under collaborative agreements be recorded as deferred revenue upon receipt and recognized as revenue over future periods. Prior to the implementation of SAB No. 101, we recognized certain nonrefundable up-front fees as revenue upon receipt. The cumulative effect of this accounting change on years prior to 2000 resulted in a charge of $9.3 million, net of a $0.5 million income tax effect, of which $3.3 million and $6.5 million was recognized as license fee revenue in 2001 and 2000, respectively. This accounting change was directly related to the $13.0 million up-front license fee received from Schering AG that was initially recognized as license fee revenue in 1999, prior to the implementation of SAB No. 101.

Liquidity and Capital Resources

        We have financed our operating and capital expenditures since inception principally through sales of equity securities, profits from our joint business arrangement related to the sale of Rituxan, corporate partner revenues, lease financing transactions, debt financing transactions and interest income. We expect to finance our current and planned operating requirements principally through cash on hand, which includes the proceeds from the April and May 2002 issuance of our senior notes, funds from our joint business arrangement, funds from commercial sales of Zevalin and funds from existing collaborative agreements and contracts. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. Existing collaborative research agreements and contracts, however, could be canceled by the contracting parties. In addition, we may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. Additional funds may not be obtainable through these sources on acceptable terms if at all. If adequate funds are not obtainable from our joint business arrangement, commercial sales of Zevalin, operations or additional sources of financing, our business could be harmed. Our working capital and capital requirements will depend upon numerous factors, including:

  •
  the continued commercial success of Rituxan;

  •
  the commercial success of Zevalin;

  •
  timing and expense of obtaining regulatory approvals;

  •
  funding and timing of payments related to several material capital projects, including the development of our large scale manufacturing facility and corporate headquarters and research and development campus;

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

        At December 31, 2002, we had $1.4 billion in cash, cash equivalents and securities available-for-sale compared to $866.6 million at December 31, 2001. Sources of cash, cash equivalents and securities available-for-sale during the year ended December 31, 2002 included $696.0 million from the issuance of our senior notes in April and May 2002, $179.2 million provided by operations and $23.1 million from the issuance of common stock under employee stock option and purchase plans. Uses of cash, cash equivalents and securities available-for-sale during the year ended December 31, 2002 included $165.9 million used to fund construction projects and purchase property and capital equipment and $135.0 million used for the repurchase of common stock for treasury.

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

        We have an agreement with MDS Canada for the development and supply of the radioisotope yttrium-90 used with our Zevalin product. Under the terms of our agreement with MDS Canada, we are obligated to make periodic payments into an escrow account. These funds secure certain obligations we have under the agreement regarding minimum annual purchases of yttrium-90 and MDS Canada's establishment of a new facility to supply us with yttrium-90. As of December 31, 2002, we have paid $22.5 million into this escrow fund.

        In September 2001, we purchased approximately 42.6 acres of land in San Diego, California for approximately $31.7 million in cash where we are building a corporate headquarters and research and development campus. The first phase of construction is expected to be completed in mid 2004 at an estimated total cost of $177 million which will be funded from our working capital. As of December 31, 2002, we have invested approximately $8.4 million in the construction of this campus.

        In April 2001, we purchased a building in Oceanside, California to be used potentially for the manufacture of Zevalin bulk antibody, drug supply for certain of our clinical trials and drug supply for any potential product launches prior to 2005. Refurbishment of this facility was completed in the fourth quarter of 2002 at a total cost of approximately $57 million which was funded with our working capital. We are currently performing validation activities in this facility.

        In September 2000, we purchased a 60-acre site in Oceanside, California for approximately $18.9 million in cash. In December 2002, we purchased an additional 27 acres of land at the Oceanside site for $7.9 million in cash. We are building a large-scale manufacturing facility at this location, which we anticipate using to commercialize our products currently in clinical trials if they are approved by the FDA. This facility will allow us to better control the manufacture of our products, reducing our reliance on contract manufacturers, as well as reducing commercial supply risk. We anticipate the first phase of the new facility to be mechanically completed in 2004, followed by commissioning and validation in 2005 and 2006. Total costs of this facility upon completion are estimated to be $400 million which will be funded from our working capital. As of December 31, 2002, we have invested approximately $93.7 million in the construction of this large-scale manufacturing facility.

        In February 1999, we raised through the issuance of our subordinated notes, approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million. The subordinated notes are zero coupon and were priced with a yield to maturity of 5.5% annually. Upon maturity, the subordinated notes will have an aggregate principal face value of $345.0 million. Each $1,000 aggregate principal face value subordinated note is convertible at the holders' option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36. We are required under the terms of the subordinated notes, following a change in control occurring on or before February 16, 2004, to purchase any subordinated note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of purchase. Additionally, the holders of the subordinated notes may require us to purchase the subordinated notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with us having the option to repay the subordinated notes plus accrued original issue discount in cash, our common stock or a combination thereof. We have the right to redeem the subordinated notes on or after February 16, 2004.

        In connection with our research and development efforts, we have entered into various collaborative arrangements under which we may be obligated to pay royalties or milestone payments if product development is successful. It is not anticipated that the aggregate of any royalty or milestone obligations under these arrangements will be material to our operations.

        In January 2003, we entered into a collaboration agreement with Biogen, under which we will collaborate on the development of three oncology therapeutics from Biogen's pipeline of early-stage product candidates, including IDEC-201. Under the terms of this agreement, we will initially be responsible for the development costs of the product candidates, until that time, if any, when Biogen exercises opt-in rights with respect to each specific product candidate. If Biogen exercises its opt-in rights for a specific product, we will share equally all subsequent costs and economic benefit related to that specific product with Biogen. If Biogen chooses not to exercise its opt-in rights, we will pay royalties to Biogen for future sales, if any, of the specific products.

Contractual Obligations

        We had future minimum lease payment obligations under our operating leases totaling $56.7 million as of December 31, 2002.

Other

        Historically, we have not utilized off-balance sheet arrangements or derivative financial instruments in our operating, investing and financing activities. Our transactions with our related parties, Genentech, Roche and Zenyaku, are disclosed in Note 8 to our consolidated financial statements.

New Accounting Standards

        In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, or Statement No. 146. Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Statement No. 146 requires that the initial measurement of a liability be at fair value. The provisions of Statement No. 146 generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, we cannot determine the potential effect that the adoption of Statement No. 146 will have on our consolidated financial statements in the future.

        In November 2002, the EITF released Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. Issue No. 00-21 applies to all revenue arrangements that we enter into after June 27, 2003. The adoption of this statement is not currently anticipated to have a material impact on our financial condition or results of operations.

        In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, or FIN No. 45. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim or annual periods ending after December 15, 2002. We have adopted the disclosure provisions of FIN No. 45 as of December 31, 2002.

        In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, or FIN No. 46. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN No. 46 also requires enhanced disclosure requirements related to variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not believe that the adoption of this accounting pronouncement will have a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        We are exposed to a variety of market risks, including changes in interest rates affecting the return on our investments and the cost of our debt.

        At December 31, 2002, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less. We also maintained an investment portfolio containing financial instruments in which the majority have maturities at purchase of greater than three months but less than 24 months. These financial instruments, principally comprised of corporate obligations and U.S. government obligations, are subject to interest rate risk and will decline in value if interest rates increase. A hypothetical ten percent change in interest rates during the year ended December 31, 2002, would have resulted in approximately a $3.3 million change in pretax income. We have not used derivative financial instruments in our investment portfolio.

        Our long-term debt totaled $866.2 million at December 31, 2002 and was comprised solely of our senior notes which bear interest at a rate of 1.75% and our subordinated notes which bear interest at a rate of 5.5%. These long-term debt obligations bear interest at a weighed average interest rate of 2.4%. Due to the fixed rate nature of our convertible promissory notes, an immediate ten percent change in interest rates would not have a material effect on our financial condition or results of operations.

        We are also exposed to market risk in that an increase in our stock price or an increase in interest rates may make conversion of the convertible promissory notes to common stock beneficial to the convertible promissory notes holder. Conversion of the convertible promissory notes would have a dilutive effect on our earnings per share and book value per common share.

Item 8. Consolidated Financial Statements and Supplementary Data.

        See Index to Consolidated Financial Statements and Schedule at page 60.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        (a)  The section labeled "Election of Directors" contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2003 is incorporated herein by this reference.

        (b)  The section labeled "Compliance with Section 16(a) of the Securities Exchange Act of 1934" contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2003 is incorporated herein by this reference.

        (c)  The information concerning our Executive Officers is set forth in Part I of this Form 10-K.

Item 11. Executive Compensation.

        The section labeled "Executive Compensation and Related Information" contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2003 is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The sections labeled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plans" contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2003 are incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions.

        The section labeled "Certain Relationships and Related Transactions" contained in our Proxy Statement for our Annual Meeting of Stockholders to be held on May 19, 2003 is incorporated herein by this reference.

Item 14. Controls and Procedures.

        We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures within the 90-day period prior to the filing of this report. Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective and provide for timely collection and evaluation of information that may need to be disclosed to investors. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a.
1)    Consolidated Financial Statements and Schedule:

          See Index to Consolidated Financial Statements and Schedule at page 60.

  2)
  Exhibits:

          The following exhibits are referenced or included in this Form 10-K.

Exhibit Number	Description
1.1(19)	Purchase Agreement for $300,000,000 Liquid Yield Option Notes due 2019 (Zero Coupon—Subordinated) dated as of February 9, 1999 between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
3.1(20)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
3.3(27)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
4.1	Reference is made to Exhibit 3.1.
4.2	Reference is made to Exhibit 3.2.
4.3(2)	1992 Amended and Restated Registration Rights Agreement of IDEC California.
4.4(1)	Specimen Common Stock Certificate of the Registrant.
4.5	Reference is made to Exhibit 10.46.
4.6(7)	1995 Registration Rights Agreement of the Registrant.
4.8(18)	Preferred Share Purchase Rights.
4.9(19)	First Amendment to the Preferred Share Purchase Rights Agreement, dated July 22, 1997.
4.10(19)	Indenture dated as of February 16, 1999 between the Registrant and Chase Manhattan Bank and Trust Company, National Association.
4.11	Reference is made to Exhibit 1.1
4.12(10)	Form of Registered Liquid Yield Option™ Note due 2019.
4.13(26)	Amended and Restated Rights Agreement dated as of July 26, 2001 between us and Mellon Investor Services LLC.
4.14(31)	Indenture, dated as of April 29, 2002, between IDEC Pharmaceuticals Corporation and JP Morgan Trust Company, N.A.
4.15(31)	Registration Rights Agreement, dated as of April 29, 2002, between IDEC Pharmaceuticals Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
4.16(31)	Form of Liquid Yield Option™ Note dated April 29, 2002.
10.1(32)	1988 Stock Option Plan of the Registrant, as amended and restated through October 22, 2002.
10.2(13)	Form of Notice of Grant.
10.3(32)	Form of Option Agreement.
10.4(12)	Letter Agreement between the Registrant and Genentech, Inc., dated May 21, 1996.
10.5(2)	401(k) Plan of the Registrant.

10.6(2)	Form of acceleration of vesting letter agreement between the Registrant and certain officers.
10.7(2)+	License Agreement with Coulter Immunology, dated May 16, 1991.
10.8(3)	Lease Agreement between the Registrant and Torrey Sorrento, Inc., dated July 9, 1992.
10.9(3)+	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham p.l.c., dated October 12, 1992.
10.10(3)	Investment Agreement between the Registrant and S.R. One, Limited, dated October 16, 1992.
10.11(17)	1995 Employee Stock Purchase Plan, as amended and restated through January 20, 1999.
10.12(4)+	Collaborative Development Agreement between the Registrant and Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc., formerly Mitsubishi Chemical Corporation, dated November 11, 1993.
10.14(29)	1993 Non-Employee Directors Stock Option Plan, as amended and restated through March 23, 2001.
10.15(6)+	Collaborative Development Agreement between the Registrant and Seikagaku Corporation dated December 27, 1994.
10.16(6)+	License Agreement between the Registrant and Seikagaku Corporation dated December 27, 1994.
10.27(6)	1994 Registration Rights Agreement.
10.28(6)	Investment Agreement between the Registrant, SmithKline Beecham p.l.c. and SmithKline Beecham Corporation, dated December 28, 1994.
10.29(7)	Master Definitions Agreement between the Registrant and Genentech. Inc.
10.30(7)+	Collaboration Agreement between the Registrant and Genentech. Inc., dated March 16, 1995.
10.31(7)+	Expression Technology Agreement between the Registrant and Genentech. Inc., dated March 16, 1995.
10.32(7)	Preferred Stock Purchase Agreement between the Registrant and Genentech. Inc., dated March 16, 1995.
10.33(7)	Option Agreement between the Registrant and Genentech, Inc., dated March 16, 1995.
10.34(7)	Preferred and Common Stock Purchase Agreement between the Registrant and ML/MS Associates, L.P., dated March 16, 1995.
10.35(9)+	Amendment Agreement between the Registrant and SmithKline Beecham p.l.c., dated January 20, 1993.
10.36(9)+	Modification of the Amendment Agreement between the Registrant and SmithKline Beecham p.l.c., dated June 14, 1993.
10.37(8)	Special Stock Issuance Plan.
10.40(15)	Collaborative Development Agreement between the Registrant and Eisai Co., Ltd. dated December 11, 1995.
10.41(15)	License Agreement between the Registrant and Eisai Co., Ltd. dated December 11, 1995.
10.42(15)	License Agreement between the Registrant, Genentech, Inc., and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
10.43(15)	Development Agreement between the Registrant, Genentech, Inc., and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.

10.44(15)	Supply Agreement between the Registrant and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
10.45(15)	Termination Agreement between the Registrant and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
10.46(15)	Amendment to the Development Agreement between the Registrant, Genentech, Inc., and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
10.47(15)	Amendment to Collaboration Agreement between the Registrant and Genentech, Inc., dated November 30, 1995.
10.48(11)	License Agreement between the Registrant and Chugai Pharmaceutical Co., Ltd., dated March 31, 1996.
10.49(14)	Lease Agreement between the Registrant and All Spectrum Services, Inc., dated August 13, 1996.
10.50(1)	Form of Indemnification Agreement for Officers and Directors.
10.51(16)+	9-AC Asset Transfer Agreement between the Registrant, Pharmacia & Upjohn S.p.A. and Pharmacia & Upjohn Company, dated February 10, 1997.
10.52(19)	Purchase Agreement for $300,000,000 Liquid Yield Option™ Notes due 2019 (Zero Coupon—Subordinated) dated as of February 9, 1999 between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
10.53(19)	Indenture dated as of February 16, 1999 between the Registrant and Chase Manhattan Bank and Trust Company, National Association.
10.54(21)+	Collaboration & License Agreement between the Company and Schering Aktiengesellschaft, dated June 9, 1999.
10.58(22)+	Amended and Restated Collaborative Research and License agreement between IDEC Pharmaceuticals Corporation and SmithKline Beecham p.l.c., dated February 29, 2000
10.62(24)+	Purchase Agreement and Escrow Instructions dated August 31, 2000 between the Company and Ivey Ranch Development Company, LLC.
10.63(25)+	Isotope Agreement between us and MDS Nordion Inc. as amended by a first amendment on January 21, 2000 and a second amendment on March 16, 2001.
10.64(28)+	Purchase and Sale Agreement and Escrow Instructions between San Dieguito Partnership, L.P. and IDEC Pharmaceuticals Corporation, dated July 17, 2001, and the First, Second and Third Amendments to the Purchase and Sale Agreement and Escrow Instructions dated August 17, 2001, August 24, 2001 and August 29, 2001, respectively.
10.65(28)+	Supply Agreement between DSM Pharmaceuticals, Inc., formerly Catalytica Pharmaceuticals, Inc. and IDEC Pharmaceuticals Corporation dated August 8, 2001.
10.66(28)+	Collaborative Development Agreement between IDEC Pharmaceuticals Corporation and Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc., dated September 21, 2001.
10.67(28)	Amended and Restated IDEC Pharmaceuticals Corporation Deferred Compensation Plan dated September 5, 2001.
10.68(30)*	Third Amendment to Agreement between MDS Canada Inc., MDS Nordion division, successor to MDS Nordion Inc. and IDEC Pharmaceuticals Corporation dated November 12, 2001.

10.69(31)+	Addendum to Collaborative Development Agreement, dated March 22, 2002, between IDEC Pharmaceuticals Corporation and Seikagaku Corporation.
10.70*	Commercial Supply Agreement between Baxter Pharmaceutical Solutions LLC and IDEC Pharmaceuticals Corporation dated June 1, 2002.
12.1	Computation of Ratio of Earnings to Fixed Charges.
22.1(2)	Subsidiaries of the Company.
23.1	Independent Auditors' Consent

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
(30)
Incorporated by reference to exhibit filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.
(31)
Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.
(32)
Incorporated by reference to exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

b.
Reports on Form 8-K. On November 29, 2002, we filed a current report of Form 8-K reporting that William R. Rohn, our President and Chief Operating Officer, informed us that he has established a nondiscretionary sales plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934 in order to gradually diversify his holdings. The sales plan takes effect December 4, 2002 and expires one year later. The sales plan provides for sales of up to 125,000 shares of our common stock per three month period depending on prevailing market prices. The maximum number of shares of our common stock that can be sold under the sales plan is 300,000 shares.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IDEC PHARMACEUTICALS CORPORATION
Date:	March 28, 2003	By:	/s/ WILLIAM H. RASTETTER, PH.D. William H. Rastetter, Ph.D., Chairman, and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below does hereby constitute and appoint William H. Rastetter, Ph.D. and Edward M. Rodriguez, or either of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution, for him and his name, place and stead, in any and all capacities, to sign this report filed on Form 10-K and any and all amendments to said Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or their substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

        Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ WILLIAM H. RASTETTER, PH.D. William H. Rastetter, Ph.D.	Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2003
/s/ EDWARD M. RODRIGUEZ Edward M. Rodriguez	Vice President, Finance and Controller (Principal Financial and Accounting Officer)	March 28, 2003
/s/ HERBERT BOYER, PH.D. Herbert Boyer, Ph.D.	Director	March 28, 2003
/s/ ALAN B. GLASSBERG, M.D. Alan B. Glassberg, M.D.	Director	March 28, 2003
/s/ KAZUHIRO HASHIMOTO Kazuhiro Hashimoto	Director	March 28, 2003
/s/ FRANKLIN P. JOHNSON, JR. Franklin P. Johnson, Jr.	Director	March 28, 2003
/s/ ROBERT W. PANGIA Robert W. Pangia	Director	March 28, 2003
/s/ BRUCE R. ROSS Bruce R. Ross	Director	March 28, 2003
/s/ LYNN SCHENK Lynn Schenk	Director	March 28, 2003
/s/ WILLIAM D. YOUNG William D. Young	Director	March 28, 2003

CERTIFICATIONS

I, William H. Rastetter, Ph.D., certify that:

1.
I have reviewed this annual report on Form 10-K of IDEC Pharmaceuticals Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ WILLIAM H. RASTETTER, PH.D. William H. Rastetter, Ph.D. Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

I, Edward M. Rodriguez, certify that:

1.
I have reviewed this annual report on Form 10-K of IDEC Pharmaceuticals Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ EDWARD M. RODRIGUEZ Edward M. Rodriguez Vice President, Finance and Controller (Principal Financial and Accounting Officer)

IDEC PHARMACEUTICALS CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

*
All other financial statements schedules are omitted because they are not required or are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
IDEC Pharmaceuticals Corporation:

        We have audited the accompanying consolidated balance sheets of IDEC Pharmaceuticals Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule II as listed in the accompanying Index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDEC Pharmaceuticals Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

                      /s/ KPMG LLP

San Diego, California
January 29, 2003

IDEC Pharmaceuticals Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Years Ended December 31,
	2002	2001	2000
Revenues:
Product sales	$13,711	$—	$—
Revenues from unconsolidated joint business arrangement	385,809	251,428	132,782
Corporate partner revenues	4,702	21,249	21,900

Total revenues (including related party revenues of $385,809, $251,449 and $132,782 in 2002, 2001 and 2000, respectively)	404,222	272,677	154,682

Operating costs and expenses:
Cost of sales	1,457	—	—
Manufacturing costs	—	—	2,134
Research and development	93,648	86,299	68,922
Selling, general and administrative	95,241	55,241	27,767

Total operating costs and expenses	190,346	141,540	98,823

Income from operations	213,876	131,137	55,859
Interest income	33,719	37,771	20,541
Interest expense	(16,073)	(7,304)	(7,053)

Income before income tax provision and cumulative effect of accounting change	231,522	161,604	69,347
Income tax provision	83,432	59,945	11,939

Income before cumulative effect of accounting change	148,090	101,659	57,408
Cumulative effect of accounting change, net of income tax benefit of $481 in 2000	—	—	(9,263)

Net income	$148,090	$101,659	$48,145

Basic earnings per share:
Before cumulative effect of accounting change	$0.97	$0.67	$0.43
Cumulative effect of accounting change	—	—	(0.07)

Basic earnings per share	$0.97	$0.67	$0.36

Diluted earnings per share:
Before cumulative effect of accounting change	$0.85	$0.59	$0.36
Cumulative effect of accounting change	—	—	(0.06)

Diluted earnings per share	$0.85	$0.59	$0.30

Shares used in calculation of earnings per share:
Basic	153,086	150,756	134,880
Diluted	179,634	181,481	159,310
Pro forma amounts, assuming retroactive application of accounting change:
Net income	$148,090	$101,659	$57,408
Earnings per share:
Basic	$0.97	$0.67	$0.43
Diluted	$0.85	$0.59	$0.36
Shares used in calculation of earnings per share:
Basic	153,086	150,756	134,880
Diluted	179,634	181,481	159,310

See accompanying notes to consolidated financial statements.

IDEC Pharmaceuticals Corporation and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$350,129	$425,999
Securities available-for-sale	437,645	197,824
Accounts receivable, net of allowances of $732 and $99 at December 31, 2002 and 2001, respectively	4,920	993
Due from related parties	100,288	67,651
Inventories	33,665	524
Deferred tax assets	27,675	8,771
Prepaid expenses and other current assets	23,288	7,052

Total current assets	977,610	708,814

Securities available-for-sale	660,091	242,784
Property and equipment, net	264,537	108,588
Deferred tax assets	85,197	66,761
Restricted cash	22,500	5,002
Investments and other assets	49,754	9,267

Total assets	$2,059,689	$1,141,216

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,886	$3,866
Accrued costs and expenses	51,607	27,616
Deferred revenue	732	2,307

Total current liabilities	56,225	33,789

Notes payable	866,205	135,977
Deferred rent	3,118	2,853
Other long-term liabilities	24,451	12,118
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $0.001 par value, 8,000 shares authorized; 36 shares and 48 shares issued and outstanding at December 31, 2002 and 2001, respectively; $5,875 and $6,666 liquidation value at December 31, 2002 and 2001, respectively	—	—
Common stock, $0.0005 par value, 500,000 shares authorized; 154,391 shares and 152,775 shares issued and outstanding at December 31, 2002 and 2001, respectively	78	76
Additional paid-in capital	977,672	840,232
Accumulated other comprehensive income	3,764	1,085
Retained earnings	263,176	115,086

	1,244,690	956,479
Less treasury stock, at cost; 2,209 shares at December 31, 2002	135,000	—

Total stockholders' equity	1,109,690	956,479

Total liabilities and stockholders' equity	$2,059,689	$1,141,216

See accompanying notes to consolidated financial statements.

IDEC Pharmaceuticals Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Convertible Preferred Stock
			Common Stock
					Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)		Total Stockholders' Equity
	Shares	Amount	Shares	Amount				Treasury Stock
Balance at December 31, 1999	218	$—	128,016	$64	$195,175	$(543)	$(34,718)	$—	$159,978
Comprehensive income:
Net income	—	—	—	—	—	—	48,145	—	48,145
Unrealized gains on securities available-for-sale, net of $570 income tax effect	—	—	—	—	—	1,060	—	—	1,060

Total comprehensive income	—	—	—	—	—	—	—	—	49,205

Issuance of common stock under stock option and stock purchase plans, net	—	—	7,180	4	24,599	—	—	—	24,603
Issuance of common stock from offering	—	—	7,800	4	449,534	—	—	—	449,538
Issuance of common stock from conversion of series A-1 and A-2 convertible preferred stock	(65)	—	3,870	1	—	—	—	—	1
Tax benefit from stock option and stock purchase plans	—	—	—	—	11,294	—	—	—	11,294

Balance at December 31, 2000	153	—	146,866	73	680,602	517	13,427	—	694,619
Comprehensive income:
Net income	—	—	—	—	—	—	101,659	—	101,659
Unrealized gains on securities available-for-sale, net of $359 income tax effect	—	—	—	—	—	568	—	—	568

Total comprehensive income	—	—	—	—	—	—	—	—	102,227

Issuance of common stock under stock option and stock purchase plans, net	—	—	4,315	2	28,093	—	—	—	28,095
Issuance of common stock from conversion of series A-1 and A-6 convertible preferred stock	(105)	—	1,594	1	—	—	—	—	1
Tax benefit from stock option and stock purchase plans	—	—	—	—	131,537	—	—	—	131,537

Balance at December 31, 2001	48	—	152,775	76	840,232	1,085	115,086	—	956,479
Comprehensive income:
Net income	—	—	—	—	—	—	148,090	—	148,090
Unrealized gains on securities available-for-sale, net of $1,945 income tax effect	—	—	—	—	—	2,679	—	—	2,679

Total comprehensive income	—	—	—	—	—	—	—	—	150,769

Issuance of common stock under stock option and stock purchase plans, net	—	—	3,112	2	23,057	—	—	—	23,059
Issuance of common stock from conversion of series A-2 convertible preferred stock	(12)	—	708	—	—	—	—	—	—
Issuance of common stock from conversion of notes payable due 2019	—	—	5	—	46	—	—	—	46
Repurchase of common stock for treasury, at cost	—	—	(2,209)	—	—	—	—	(135,000)	(135,000)
Tax benefit from stock option and stock purchase plans	—	—	—	—	114,337	—	—	—	114,337

Balance at December 31, 2002	36	$—	154,391	$78	$977,672	$3,764	$263,176	$(135,000)	$1,109,690

See accompanying notes to consolidated financial statements.

IDEC Pharmaceuticals Corporation and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Income before cumulative effect of accounting change	$148,090	$101,659	$57,408
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of accounting change for revenue recognition	—	—	(9,263)
Depreciation and amortization	10,156	6,306	4,739
Non-cash interest expense	26,905	7,284	6,914
Deferred income taxes and tax impact from stock options	74,415	60,431	11,294
Gain on sales of securities available-for-sale	(2,779)	(1,726)	—
Other	1,665	101	498
Change in assets and liabilities:
Accounts receivable, net	(3,927)	704	(387)
Due from related parties	(32,637)	(25,898)	(18,099)
Inventories	(33,141)	—	2,400
Prepaid expenses and other assets	(27,434)	(1,622)	(2,507)
Restricted cash	(17,498)	(5,002)	—
Accounts payable	20	2,129	468
Accrued costs and expenses	24,628	9,987	3,237
Deferred revenue	(1,575)	(687)	4,494
Other long-term liabilities	12,333	648	786

Net cash provided by operating activities	179,221	154,314	61,982

Cash flows from investing activities:
Purchases of securities available-for-sale	(1,501,404)	(670,892)	(346,633)
Sales of securities available-for-sale	544,139	227,293	4,218
Maturities of securities available-for-sale	297,086	354,759	178,883
Purchases of property and equipment	(165,904)	(67,380)	(31,431)
Increase in investments and other assets	(13,071)	(500)	—

Net cash used in investing activities	(839,154)	(156,720)	(194,963)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	696,004	—	—
Payments on notes payable	—	(743)	(1,513)
Purchase of common stock for treasury	(135,000)	—	—
Proceeds from issuance of common stock, net	23,059	28,096	474,142

Net cash provided by financing activities	584,063	27,353	472,629

Net (decrease) increase in cash and cash equivalents	(75,870)	24,947	339,648
Cash and cash equivalents, beginning of year	425,999	401,052	61,404

Cash and cash equivalents, end of year	$350,129	$425,999	$401,052

Supplemental disclosures of cash flow information-
Cash paid during the year for:
Interest	$—	$21	$138
Income taxes	$356	$152	$230

See accompanying notes to consolidated financial statements.

IDEC Pharmaceuticals Corporation and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and unless as otherwise noted)

Note 1: Organization and Summary of Significant Accounting Policies

        Business:    We are primarily engaged in the research, development, manufacture and commercialization of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases.

        Principles of Consolidation:    The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        Cash and Cash Equivalents:    We consider all highly liquid investments with maturities at purchase of three months or less to be cash equivalents. Our cash equivalents as of December 31, 2002 and 2001 totaled $339.0 million and $406.0 million, respectively, and consist of money market accounts and marketable debt securities.

        Investments:    Our investments consist of marketable debt securities, which we have classified as available-for-sale, and investments in equity securities of certain private biotechnology companies. We carry our available-for-sale securities at fair value, based on quoted market prices, with unrealized gains and losses excluded from results of operations and reported as accumulated other comprehensive income, net of tax. The cost of available-for-sale securities sold is based on the specific identification method. We have established guidelines that maintain safety and liquidity in our available-for-sale portfolio. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

        Our equity investments are accounted for under the cost method as we have a less than 20% ownership interest and do not have the ability to exercise significant influence. Under the cost method of accounting, our investments are carried at cost and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. We periodically evaluate whether the declines in the fair value of our equity investments are other-than-temporary. This evaluation consists of a review of qualitative and quantitative factors, such as the investee's financial condition, results of operations, operating trends and other financial ratios. The evaluation also considers the implied value from any recent rounds of financing completed by the investee, market prices of comparable public companies, and general market conditions.

        Inventories:    Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market. Cost includes materials, labor and manufacturing overhead costs. We periodically review our inventories for excess or obsolete inventory and will provide appropriate allowances and dispositions as necessary. Included in inventory are raw materials used in the production of clinical products which are recorded as research and development expense when consumed. Inventories consist of the following at December 31:

	2002	2001
Raw materials	$2,911	$524
Work in process	30,582	—
Finished goods	172	—

	$33,665	$524

        Pre-launch production of Zevalin antibodies manufactured prior to FDA approval in February 2002 were recognized as research and development expenses.

        Property and Equipment:    Property and equipment are stated at cost. Additions and improvements are capitalized and maintenance and repairs are expensed when incurred. Depreciation of equipment is calculated using the straight-line method over the estimated useful lives of the assets, generally ranging from three to ten years. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. We capitalize U.S. Food and Drug Administration, or FDA, validation costs as part of the effort required to acquire, construct and install long-lived assets, including readying them for their intended use, and amortize such costs over the estimated useful life of the related asset.

        Fair Value of Financial Instruments:    We carry our cash and cash equivalents and securities available-for-sale at market value. The carrying amount of our accounts receivable, due from related parties, accounts payable and accrued costs and expenses are considered to be representative of their respective fair values due to their short-term nature. The carrying value of our notes payable approximate fair value because the underlying instruments bear interest at rates comparable to current rates offered for instruments of similar terms and risk.

        Impairment of Long-Lived Assets:    Long-lived assets to be held and used, including intangible assets, are reviewed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell.

        Revenue Recognition:    Product sales consist solely of sales of Zevalin, our radioimmunotherapy product which was approved by the FDA for the treatment of certain B-cell non-Hodgkin's lymphomas, or NHLs, in February 2002. We have retained all United States marketing and distribution rights to Zevalin and have granted marketing and distribution rights outside the United States to Schering Aktiengesellschaft, or Schering AG. We recognize revenue from Zevalin product sales upon shipment and transfer of title and risk of loss to the customer. We record allowances for estimated uncollectible accounts receivable, product returns and Medicaid rebates at the time of sale. Our estimates for uncollectible accounts receivable, product returns and Medicaid rebates are based primarily on our experience with Zevalin to date, historical experience with Rituxan and other factors, updated for changes in facts and circumstances, as appropriate.

        Revenues from unconsolidated joint business arrangement consist of our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech, Inc., or Genentech, a related party, reimbursement from Genentech of our Rituxan-related sales force and development expenses, royalty revenue on sales of Rituximab outside the United States by F. Hoffmann-La Roche Ltd., or Roche, and Zenyaku Kogyo Co., Ltd., or Zenayku, both related parties, and through March 2000 revenue from bulk Rituxan sales to Genentech (see Note 8). Rituxan is the trade name in the United States, Canada and Japan for the compound rituximab. Outside the United States, Canada and Japan, rituximab is marketed as MabThera. In our notes to our consolidated financial statements, we refer to rituximab, Rituxan and MabThera collectively as Rituxan, except where otherwise indicated. Under the copromotion arrangement with Genentech, all U.S. sales of Rituxan and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking the U.S. net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We began recording our profit share at the higher percentage during the first quarter of both 2002 and 2001 and the beginning of the second quarter of 2000. We record our royalty revenue with a one-quarter lag. Revenue from bulk Rituxan sales was recognized when Genentech accepted the bulk Rituxan. Upon acceptance of bulk Rituxan by Genentech the right to return no longer existed and there were no further performance obligations related to bulk Rituxan. In September 1999, we transferred all worldwide manufacturing responsibilities for bulk Rituxan to Genentech.

        Corporate partner revenues consist of contract revenues and license fees. Contract revenues consist of nonrefundable research and development funding under collaborative agreements with our corporate partners and other funding under contractual arrangements with other parties. Contract research and development funding generally compensates us for discovery, preclinical and clinical expenses related to the collaborative development programs for our products and is recognized at the time research and development activities are performed under the terms of the collaborative agreements. Amounts received under the collaborative agreements are nonrefundable even if the research and development efforts performed by us do not eventually result in a commercial product. Contract revenues earned in excess of contract payments received are classified as accounts receivable, and contract research and development funding received in excess of amounts earned are classified as deferred revenue.

        License fees consist of non-refundable up-front fees from the sale of product rights and nonrefundable product development milestone payments under collaborative agreements with our corporate partners. Nonrefundable up-front fees from the sale of product rights are recorded as deferred revenue upon receipt and recognized as revenue over future periods, generally the estimated product development period. Nonrefundable product development milestone payments are recognized upon the achievement of product development milestone objectives as stipulated in agreements with our corporate partners and are nonrefundable even if the achievement of the product development objectives does not eventually result in a commercial product. Product development milestone objectives vary in each of our agreements. The achievement of product development milestone objectives that may lead to the recognition of license fee revenues may include:

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

        Revenue is not recognized unless collectibility is reasonably assured and the earnings process is complete. We believe our revenue recognition policies are in compliance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB No. 101.

        Manufacturing Costs:    Manufacturing costs consist of manufacturing costs related to the production of bulk Rituxan sold to Genentech through March 2000.

        Research and Development:    Research and development expenses are comprised of costs incurred in performing research and development activities including salaries and benefits, facilities costs, overhead costs, clinical trial and related clinical manufacturing costs, contract services and other outside costs. Research and development costs, including upfront fees and milestones paid to collaborative partners, are expensed as incurred.

        Stock-Based Compensation:    At December 31, 2002, we had three stock-based employee compensation plans that are described more fully in Note 9. We account for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB Opinion No. 25, and related interpretations. Accordingly, no stock-based employee compensation is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share for the years ended December 31, 2002, 2001 and 2000 if we had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-based Compensation, or Statement No. 123, as amended, to stock-based employee compensation.

	2002	2001	2000
Net income, as reported	$148,090	$101,659	$48,145
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(54,662)	(40,309)	(36,829)

Pro forma net income	$93,428	$61,350	$11,316

Earnings per share:
Basic—as reported	$0.97	$0.67	$0.36
Basic—pro forma	$0.61	$0.41	$0.08
Diluted—as reported	$0.85	$0.59	$0.30
Diluted—pro forma	$0.54	$0.36	$0.07

        In December 2002, we adopted FASB Statement No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of SFAS No. 123, or Statement No. 148. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of Statement No. 123 and Accounting Principles Board Opinion No. 28, Interim Financial Reporting, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We will implement the interim period disclosure requirements of Statement No. 148 effective January 1, 2003.

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

        Earnings Per Share:    Basic earnings per share utilizes net income and excludes the dilutive effects of our stock options and other convertible securities. Diluted earnings per share utilizes net income adjusted for the after-tax amount of interest associated with convertible debt and includes the potential dilutive effects of our stock options and other convertible securities that could share in our earnings. Calculations of basic and diluted earnings per share use the weighted-average number of shares outstanding during the period. All share and earnings per share amounts for the year ended December 31, 2000 have been restated to reflect our three-for-one stock split effected in January 2001.

	Years Ended December 31,
	2002	2001	2000
Numerator:
Net income	$148,090	$101,659	$48,145
Adjustments for interest, net of income tax effect	4,926	4,588	—

Net income, adjusted	$153,016	$106,247	$48,145
Denominator:
Weighted-average common shares outstanding	153,086	150,756	134,880
Effect of dilutive securities:
Stock options	9,783	13,422	17,736
Convertible preferred stock	2,829	3,364	6,694
Convertible promissory notes due 2019	13,936	13,939	—

Dilutive potential common shares	26,548	30,725	24,430

Weighted-average shares and dilutive potential common shares	179,634	181,481	159,310

Basic earnings per share	$0.97	$0.67	$0.36
Diluted earnings per share	$0.85	$0.59	$0.30

        Excluded from the calculation of diluted earnings per share for the year ended December 31, 2002 were 5.9 million shares of common stock from the assumed conversion of our 30-year senior convertible promissory notes due 2032 and options to acquire 5.4 million shares of common stock because their effect was antidilutive. Excluded from the calculation of diluted earnings per share for the year ended December 31, 2001 were options to acquire 2.5 million shares of common stock because their effect was antidilutive. Excluded from the calculation of diluted earnings per share for the year ended December 31, 2000 were 13.9 million shares of common stock from the assumed conversion of our 20-year zero coupon subordinated convertible promissory notes due 2019, and options to acquire 0.2 million shares of common stock because their effect was antidilutive.

        Use of Estimates:    Our management has made a number of estimates and assumptions relating to the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities in conformity with accounting principles generally accepted in the United States of America. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, inventory allowances, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets and investments, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from these estimates.

        Segment and Geographic Information:    We operate in one segment, which is the research, development, manufacture and commercialization of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases. The chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment.

        All of our revenues are generated in the United States other than the royalties we earn from sales of Rituxan outside of the United States by Roche and Zenyaku (see Note 8).

        Concentrations of Risk:    Approximately 95%, 92% and 86% of our total revenues in 2002, 2001 and 2000, respectively, are derived from our joint business arrangement (see Note 8). Approximately

78% of our net product sales revenue in 2002 and approximately 86% of our accounts receivable, net at December 31, 2002 relate to one customer.

        We currently sell Zevalin primarily to distributors and radiopharmacies throughout the United States, perform ongoing credit evaluations of our customers' financial condition and extend credit without collateral. In 2002, we did not record any material additions to, or losses against, our allowance for doubtful accounts.

        We have an agreement with MDS Canada, Inc., or MDS Canada, formerly MDS Nordion, Inc., to be our sole supplier of the radioisotope yttrium-90 that is required for the therapeutic use of Zevalin (see Note 11). Additionally, there are currently only two sources approved by the FDA to supply the indium-111 isotope required for the imaging use of Zevalin. Sales of Zevalin and our results of operations could be adversely affected by an interruption or reduction in the supply of yttrium-90 or indium-111.

        We rely heavily upon third-party manufacturers to manufacture significant portions of Zevalin and our product candidates, particularly with respect to fill/finish services as we have no capacity in this area. While we could shift to alternative third-party manufacturers if necessary, our operations could be disrupted until alternative sources are secured.

        Reclassifications:    Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

        Cumulative Effect of Accounting Change:    In the fourth quarter of 2000, we implemented SAB No. 101, which became effective as of January 1, 2000. SAB No. 101 provides that nonrefundable up-front fees received under collaborative agreements be recorded as deferred revenue upon receipt and recognized as revenue over future periods. Prior to the implementation of SAB No. 101, we recognized certain nonrefundable up-front fees as revenue upon receipt. The cumulative effect of this accounting change on years prior to 2000 resulted in a charge of $9.3 million, net of a $0.5 million income tax effect, of which $3.3 million was recorded as deferred revenue as of December 31, 2000. During 2001 we recognized as revenue the full $3.3 million of the related deferred revenue. The results for 2000 have been restated to reflect the adoption of SAB No. 101 as of January 1, 2000, which resulted in $6.5 million being recognized as revenue in 2000.

        New Accounting Pronouncement:    In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, or FIN No. 45. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN No. 45 are effective for interim or annual periods ending after December 15, 2002. We have adopted the disclosure provisions of FIN No. 45 as of December 31, 2002.

        Our charter provides for indemnification, to the fullest extent permitted under Delaware law, of any person who is made a party to any action or threatened with any action as a result of such person's serving or having served as one of our officers or directors or having served, at our request, as an officer or director of another company. We have separate indemnification agreements with certain of our officers and directors. The indemnification does not apply if, among other things, the person's conduct is finally adjudicated to have been knowingly fraudulent or deliberately dishonest, or to constitute willful misconduct. The indemnification obligation survives termination of the indemnified party's involvement with us but only as to those claims arising from such person's role as an officer or director. The maximum potential amount of future payments that we could be required to make under the charter provision and the corresponding indemnification agreements is unlimited; however, we have director and officer insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid.

        We also enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification agreements.

Note 2: Securities Available-for-Sale

        Securities available-for-sale at December 31 consist of the following:

	2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Foreign debt:
Current	$11,099	$73	$—	$11,172
Noncurrent	10,417	130	—	10,547
Corporate debt securities:
Current	285,075	1,266	(92)	286,249
Noncurrent	312,670	1,985	(67)	314,588
Commercial paper:
Current	20,486	299	—	20,785
Noncurrent	—	—	—	—
U.S. government and state agencies:
Current	118,726	713	—	119,439
Noncurrent	332,917	2,045	(6)	334,956

Total securities available-for-sale	$1,091,390	$6,511	$(165)	$1,097,736

	2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
Foreign debt:
Current	$13,119	$111	$—	$13,230
Noncurrent	3,137	4	—	3,141
Corporate debt securities:
Current	81,048	922	(5)	81,965
Noncurrent	190,878	1,131	(509)	191,500
Commercial paper:
Current	16,928	5	—	16,933
Noncurrent	—	—	—	—
U.S. government and state agencies:
Current	85,609	101	(14)	85,696
Noncurrent	48,167	39	(63)	48,143

Total securities available-for-sale	$438,886	$2,313	$(591)	$440,608

        The amortized cost and estimated fair value of securities available-for-sale at December 31, 2002, by contractual maturity, are as follows:

	Amortized Cost	Estimated Fair Value
Due in one year or less	$435,386	$437,645
Due after one year through two years	656,004	660,091

	$1,091,390	$1,097,736

Note 3: Property and Equipment

        Property and equipment at December 31 consists of the following:

	2002	2001
Land	$58,879	$50,980
Furniture and fixtures	5,466	4,309
Machinery and equipment	52,167	33,527
Leasehold improvements	30,469	24,438
Construction in progress	159,139	26,962

	306,120	140,216
Accumulated depreciation and amortization	(41,583)	(31,628)

	$264,537	$108,588

        During 2002, we capitalized to construction in progress a total of $0.4 million of interest costs related to the development of our corporate headquarters and research and development campus in San Diego, California and our large-scale manufacturing facility in Oceanside, California.

Note 4: Accrued Costs and Expenses

        Accrued costs and expenses at December 31 are as follows:

	2002	2001
Employee compensation and benefits	$12,473	$7,544
Clinical development expenses	2,528	3,089
Construction costs	17,082	5,891
Technology license and development fees	2,992	—
Other	16,532	11,092

	$51,607	$27,616

Note 5: Notes Payable

        Notes payable at December 31 consist of the following:

	2002	2001
20-year subordinated convertible promissory notes, due 2019 at 5.5%	$143,408	$135,977
30-year senior convertible promissory notes, due 2032 at 1.75%	722,797	—

	$866,205	$135,977

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

        Upon maturity, the senior notes will have an aggregate principal face value of $1.2 billion. Each one thousand dollar aggregate principal face value senior note is convertible at the holder's option at any time through maturity into 7.1881 shares of our common stock at an initial conversion price of $82.49, resulting in total potential common shares to be issued upon conversion of 8.7 million shares. In addition, holders of the senior notes may require us to purchase all or a portion of the senior notes on April 29, 2005, 2007, 2012 and 2017 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, payable at our option in cash, our common stock or a combination thereof. In addition, if a change in control in our company occurs on or before April 29, 2007, holders may require us to purchase all or a portion of their senior notes for cash. We have the right to redeem all or a portion of the senior notes for cash at any time on or after April 29, 2007 at set prices.

        In February 1999, we raised approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million, through the issuance of 20-year subordinated convertible promissory notes, or subordinated notes. Upon maturity, the subordinated notes will have an aggregate principal face value of $345.0 million. The subordinated notes were priced with a yield to maturity of 5.5% annually. Each one thousand dollar aggregate principal face value subordinated note is convertible at the holders' option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36 per share. We are required under the terms of the subordinated notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any subordinated note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of purchase. Additionally, the holders of the subordinated notes may require us to purchase the subordinated notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, payable at our option in cash, our common stock or a combination thereof. We have the option to redeem the subordinated notes for cash any time on or after February 16, 2004.

Note 6: Employee Benefit Plans

        401(k) Employee Savings Plan:    We have a qualified 401(k) Employee Savings Plan, or 401(k) Plan, available to substantially all employees over the age of 21. We may make discretionary contributions to the 401(k) Plan in cash, which fully vest after four years of service by the employee. Discretionary contributions for the years ended December 31, 2002, 2001 and 2000 totaled $1.8 million, $0.8 million and $0.6 million, respectively.

        Deferred Compensation Plan:    We have a Non-Qualified Deferred Compensation Plan that allows a select group of management and highly compensated employees to defer a portion of their compensation. The deferred compensation amounts and accumulated earnings are accrued but unfunded. Such deferred compensation is distributable in cash and at December 31, 2002 and 2001, amounted to approximately $3.1 million and $2.1 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets. Participant contributions are immediately 100% vested. Distributions to participants can be either in a one-lump sum payment or annual installments as elected by the participants.

Note 7: Research and Development Arrangements

        In September 2001, we entered into a collaborative development agreement with Mitsubishi Pharma Corporation, or Mitsubishi, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc., to support clinical development of IDEC-114. Under the terms of an existing license agreement with Mitsubishi entered into in November 1993, Mitsubishi has an exclusive license in Asia to develop and commercialize anti-CD80 (anti-B7.1) antibody products. Under the terms of these agreements, we may receive milestone payments totaling up to $22.0 million, subject to the attainment of product development objectives, as well as certain research and development support payments. Additionally, Mitsubishi will pay us royalties on sales of anti-CD80 (anti-B7.1) antibody products in its exclusive territories. Mitsubishi may terminate the license at any time upon 30 days' written notice, only after completion of Phase II clinical trials or for certain protocol changes in planned clinical trials for IDEC-114. During 2002 and 2001, we recognized revenues from our agreements with Mitsubishi of $1.4 million and $4.7 million, respectively, which are included in corporate partner revenues.

        In June 2000, we entered into a collaborative research and development agreement with Taisho Pharmaceutical Co. Ltd. of Tokyo, or Taisho, to develop and commercialize antibody therapeutics against macrophage migration inhibitory factor, or MIF, for the treatment of inflammatory and autoimmune diseases. This agreement was terminated in 2002. During 2002, 2001 and 2000, we recognized revenues from our agreement with Taisho of $0.7 million, $4.8 million and $6.2 million, respectively, which are included in corporate partner revenues.

        In June 1999, we entered into a collaboration and license agreement and a supply agreement with Schering AG aimed at the development and commercialization of Zevalin. Under the terms of the agreement, we may receive milestone and research and development support payments totaling up to $47.5 million, subject to the attainment of product development objectives. Schering AG received exclusive marketing and distribution rights to Zevalin outside the United States, and we will receive royalties on product sales by Schering AG. Under the terms of a separate supply agreement, we are obligated to meet Schering AG's clinical and commercial requirements for Zevalin. Schering AG may terminate these agreements for any reason. During 2002, 2001 and 2000, we recognized revenues from our agreements with Schering AG of $0.3 million, $9.5 million and $15.6 million, respectively, which are included in corporate partner revenues. Of the revenue recognized in 2001, $6.0 million is for the attainment of product development objectives and a milestone payment when the European Medicines Evaluation Agency accepted for filing the submission of a MAA for approval of Zevalin in Europe. Additionally, as a result of implementing SAB No. 101, we recognized $3.3 million and $6.5 million of revenues in 2001 and 2000, respectively, which was previously recognized as revenue in 1999, prior to the implementation of SAB No. 101.

        In December 1995, we entered into a collaborative development agreement and a license agreement with Eisai Co, Ltd., or Eisai, aimed at the development and commercialization of humanized and PRIMATIZED anti-CD40L antibodies. Under the terms of these agreements, we may receive milestone payments totaling up to $12.5 million and research and development support payments totaling up to $25.0 million, subject to the attainment of certain product development objectives and satisfaction of other criteria to be agreed upon between us and Eisai. Eisai received exclusive rights in Asia and Europe to develop and market products resulting from the collaboration, and we will receive royalties on product sales by Eisai. Eisai may terminate these agreements based on a reasonable determination that the products do not justify continued product development or marketing. During 2002 and 2001, we recognized revenues from our agreements with Eisai of $0.7 million and $2.2 million, respectively, which are included in corporate partner revenues. No revenues were recognized under our agreement with Eisai during 2000.

        In December 1994, we entered into a collaborative development agreement and a license agreement with Seikagaku Corporation, or Seikagaku, aimed at the development and commercialization of a PRIMATIZED anti-CD23 antibody. Under the terms of these agreements, we may receive milestone and research and development support payments totaling up to $26.0 million, subject to the attainment of product development objectives, as well as reimbursement for certain other research and development expenses incurred under our PRIMATIZED anti-CD23 antibody development program. Seikagaku received exclusive rights worldwide, except North, Central and South America, to all products resulting from the collaboration, and we will receive royalties on product sales by Seikagaku. Seikagaku may terminate these agreements based on a reasonable determination that the products do not justify continued product development or marketing. During 2002, we recognized revenues from our agreement with Sekiagaku of $1.6 million which are included in corporate partner revenues. No revenues were recognized under our agreement with Seikagaku during 2001 and 2000.

        Under the above agreements, amounts earned by us and recognized as revenue for contract research and development approximate the research and development expenses incurred under the related agreement.

        In connection with our research and development efforts, we have entered into various collaboration arrangements which provide us with rights to develop, produce and market products using certain know-how, technology and patent rights maintained by the parties. Terms of the various license agreements may require us to make milestone payments upon the achievement of certain product development objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration. It is not anticipated that the aggregate of any royalty or milestone obligations under these arrangements will be material to our operations.

Note 8: Related Party Transactions

        In March 1995, we entered into a collaborative agreement for the clinical development and commercialization of our anti-CD20 monoclonal antibody, Rituxan, for the treatment of certain B-cell non-Hodgkin's lymphomas with Genentech. Concurrent with the collaborative agreement, we also entered into an expression technology license agreement with Genentech for a proprietary gene expression technology developed by us, and a preferred stock purchase agreement providing for certain equity investments in us by Genentech (see Note 9). Under the terms of these agreements, we will be reimbursed by Genentech for certain development and regulatory approval expenses. Genentech may terminate the collaborative agreement for any reason, which would result in a loss of Genentech's Rituxan product rights. Due to its equity holdings in us and the significance of the joint business arrangement to our results of operations, Genentech is considered a related party.

        In addition, we are copromoting Rituxan in the United States with Genentech under a copromotion arrangement whereby we receive a share of the pretax copromotion profits. Under the arrangement, we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes conducting supportive research on Rituxan, post approval clinical studies and obtaining potential approval of Rituxan for additional indications. Genentech provides the support functions for the commercialization of Rituxan in the United States including marketing, customer service, order entry, distribution, shipping and billing and, as of September 1999, all worldwide manufacturing responsibilities.

        Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan where it copromotes Rituxan in collaboration with Zenyaku. We receive royalties from Genentech on sales of Rituxan outside the United States, except Canada, by Roche and Zenyaku. Royalties on sales of Rituxan in Canada are received directly from Roche. Royalties received directly from Roche are included in revenues from unconsolidated joint business arrangement in the accompanying consolidated statements of income. Roche is the controlling stockholder of Genentech and therefore is considered a related party. Zenayku holds a seat on our Board of Directors and is one of our stockholders and therefore is considered a related party.

        Revenues from unconsolidated joint business arrangement for the years ended December 31 consist of the following:

	2002	2001	2000
Copromotion profits	$324,498	$228,614	$113,221
Bulk Rituxan sales	—	—	2,078
Reimbursement of selling and development expenses	15,879	8,160	9,322
Royalty revenue on sales of Rituxan outside the U.S., including royalties received directly from Roche	45,432	14,654	8,161

	$385,809	$251,428	$132,782

Note 9: Stockholders' Equity

        Convertible Preferred Stock:    Our convertible preferred stock, which is held solely by Genentech, is convertible into shares of our common stock at anytime at the option of the holder. The terms of our convertible preferred stock and the number of issued and outstanding shares at December 31, 2002 are as follows:

Nonvoting Convertible Preferred Stock	Issue Date	Preferred Shares Issued And Outstanding	Liquidation Preference Per Share	Common Conversion
Series A-2	August 1995	13,221	$67.00	60 shares
Series A-3	March 1996	22,993	$217.00	60 shares

        Stockholder Rights Plan:    Effective July 26, 2001, our Board of Directors amended and restated the terms of our stockholder rights plan, originally adopted by the Board of Directors in 1997. Under the plan, we declared a dividend distribution of one "Right" for each outstanding share of our common stock to stockholders of record at the close of business on August 11, 1997. Since that time, we have issued one Right with each newly issued share of common stock. As amended, each Right, when exercisable, entitles the holder to purchase from us one one-thousandth of a share of our Series X Junior Participating Preferred Stock at a purchase price of $500.00. In general, under the amended and restated plan, if a person or affiliated group acquires beneficial ownership of 15% or more of our shares of common stock, then each Right (other than those held by such acquiring person or affiliated group) will entitle the holder to receive, upon exercise, shares of common stock (or, under certain circumstances, a combination of securities or other assets) having a value of twice the underlying purchase price of the Rights. In addition, if following the announcement of the existence of an acquiring person or affiliated group we are involved in a business combination or sale of 50% or more of our assets or earning power, each Right (other than those held by the acquiring person or affiliated group) will entitle the holder to receive, upon exercise, shares of common stock of the acquiring entity having a value of twice the underlying purchase price of the Rights. The Board of Directors also has the right, after an acquiring person or affiliated group is identified, to cause each Right to be exchanged for common stock or substitute consideration. We may redeem the Rights at a price of $0.001 per Right prior to the identification of an acquiring person or affiliated group. The Rights expire on July 26, 2011.

        Stock Option Plans:    We have two active stock option plans.

        The 1988 Stock Option Plan, or the Option Plan, was approved by the stockholders in 1988 and has been subsequently amended. Under the Option Plan, options for the purchase of our common stock may be granted to key employees (including officers) and directors. Options may be designated as incentive stock options or as nonqualified stock options and generally vest over four years, except under a provision of the Option Plan which, under certain circumstances, allows accelerated vesting due to change in control events. Options under the Option Plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. The aggregate number of shares authorized for issuance under the Option Plan as of December 31, 2002 was 58.6 million shares.

        In September 1993, we adopted the 1993 Non-Employee Directors Stock Option Plan, or the Directors Plan, which was approved by the stockholders in May 1994 and was subsequently amended. Options granted annually under the Directors Plan have a term of up to ten years and vest one year from the date of grant. The options are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. As of December 31, 2002, the aggregate number of shares authorized for issuance under the Directors Plan was 3.1 million shares.

        A summary of stock option activity is presented in the following table:

	Directors Plan		Option Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at December 31, 1999	1,177	$5.57	22,953	$4.91
Granted	240	31.08	4,793	35.64
Exercised	(339)	4.35	(6,781)	3.18
Cancelled	—	—	(982)	14.27

Outstanding at December 31, 2000	1,078	11.63	19,983	12.40
Granted	155	61.07	3,825	56.03
Exercised	(76)	19.05	(4,163)	6.11
Cancelled	—	—	(824)	25.29

Outstanding at December 31, 2001	1,157	17.76	18,821	22.08
Granted	80	68.15	4,884	52.23
Exercised	(96)	16.28	(2,919)	6.26
Cancelled	(25)	62.80	(789)	43.43

Outstanding at December 31, 2002	1,116	$20.49	19,997	$30.91

        The following table summarizes combined information about options outstanding under the Directors Plan and the Option Plan as of December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.40 - $ 3.50	2,726	2.78	$2.29	2,726	$2.29
3.75 - 9.51	5,749	5.49	6.97	5,626	6.92
13.73 - 31.08	1,687	7.12	22.28	1,196	22.29
34.00 - 48.78	5,734	8.56	42.53	1,734	38.09
51.60 - 68.15	5,217	8.53	60.04	1,997	59.03

$ 0.40 - $68.15	21,113	6.86	$30.36	13,279	$19.26

        At December 31, 2002, 2001, and 2000, options to purchase 13.3 million, 12.7 million, and 12.8 million shares, respectively, were exercisable at weighted average exercise prices of $19.26, $11.43, and $6.33 per share, respectively.

        Employee Stock Purchase Plan:    In May 1993, the stockholders adopted our Employee Stock Purchase Plan, or the Purchase Plan, which was subsequently amended. As of December 31, 2002, a total of 1.0 million shares of our common stock were reserved for issuance. Under the terms of the Purchase Plan, employees can elect to have up to ten percent of their annual compensation withheld to purchase shares of our common stock. The purchase price of the common stock is at 85 percent of the lower of the fair market value of the common stock at the enrollment or purchase date. During 2002, 2001 and 2000, 0.1 million, 0.1 million and 0.1 million shares, respectively, were issued under the Purchase Plan.

        Pro Forma Information:    Pro forma information regarding net income and earnings per share, as disclosed in Note 1, has been determined as if we had accounted for our stock-based employee compensation plans under the fair value method prescribed by Statement No. 123. For pro forma disclosure purposes, the estimated fair value of stock-based compensation plans is amortized to expense over the vesting period using the straight-line method. The fair value of each option granted under the

Option Plan and Directors Plan and the value of each purchase right granted under the Purchase Plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Option Grants
	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	48.0%	50.0%	83.2%
Risk-free interest rate	2.7%	4.1%	5.1%
Expected life in years	5.8	5.9	6.1
Per share grant date fair value	$28.90	$29.10	$26.11
	Purchase Rights
	2002	2001	2000
Dividend yield	0%	0%	0%
Expected volatility	48.0%	50.0%	83.2%
Risk-free interest rate	1.0%	5.0%	5.7%
Expected term in years	0.3 - 2.0	0.3 - 2.0	0.3 - 2.0
Per share grant date fair value	$19.73	$16.52	$14.08

Note 10: Income Taxes

        The income tax provision for the years ended December 31 consists of the following:

	2002	2001	2000
Current:
Federal	$65,653	$46,147	$14,624
State	14,414	11,284	6,148

Total current	80,067	57,431	20,772

Deferred:
Federal	6,195	2,447	(7,125)
State	(2,830)	67	(1,708)

Total deferred	3,365	2,514	(8,833)

Total	$83,432	$59,945	$11,939

        Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following for the years ended December 31:

	2002	2001	2000
Tax at U.S. federal statutory rate	35.0%	35.0%	35.0%
Change in valuation allowance	(0.8)	(0.2)	(18.6)
State taxes, net of federal benefit	3.2	4.5	4.2
Tax credits	(1.6)	(3.7)	(3.7)
Other	0.2	1.4	0.3

	36.0%	37.0%	17.2%

        The tax benefits generated by our stock option and purchase plans, which were recorded to additional paid-in capital, were $114.3 million, $131.5 million and $11.3 million in 2002, 2001 and 2000, respectively.

        The following table summarizes the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31:

	2002	2001
Deferred tax assets:
General business credits	$107,946	$66,448
Net operating loss carryforwards	5,610	60,800
Capitalized state research and experimentation costs	5,343	3,829
Intangibles, net	4,532	4,156
Deferred revenue	1,828	1,577
Expenses not currently deductible	6,262	5,271
Other	582	4,605

Gross deferred tax assets	132,103	146,686
Valuation allowance	—	(70,732)

Net deferred tax assets	132,103	75,954

Deferred tax liabilities:
Property and equipment	(2,719)	(136)
Interest expense on notes payable	(13,930)	—
Other	(2,582)	(286)

Total deferred tax liabilities	19,231	422

Total deferred taxes	$112,872	$75,532

        Our valuation allowance for deferred tax assets decreased $70.7 million in 2002 and $60.0 million in 2001, and increased $73.2 million in 2000. The decrease in our valuation allowance for deferred tax assets in 2002 did not significantly affect our tax provision as the majority of the tax benefit resulting from the decrease in the valuation allowance was attributable to deferred tax assets generated by stock option deductions, primarily net operating loss carryforwards and tax credits. Accordingly, such tax benefit was recorded to additional paid-in capital.

        As of December 31, 2002, we had net operating loss and general business credit carryforwards for federal income tax purposes of approximately $11.9 million and $95.9 million, respectively, which expire beginning in 2020 and 2012, respectively. Additionally, for state income tax purposes, we had net operating loss carryforwards of approximately $25.0 million which expire beginning in 2007 and research and experimentation credit carryforwards of approximately $18.2 million, which do not expire.

        In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Our estimates of taxable income are derived from, among other items, our estimates of future deductions related to stock options. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of our deferred tax assets. Accordingly, in 2002, we decreased our valuation allowance for deferred tax assets to zero as of December 31, 2002. In the event that actual results differ from our estimates of future taxable income or we adjust our estimates in future periods, we may need to establish a valuation allowance which could materially impact our financial position and results of operations.

Note 11: Commitments and Contingencies

        Lease Commitments:    We lease various facilities and equipment under operating leases with original terms ranging from 3 to 15 years. We have the option to extend the terms of the leases for certain of our facilities for two consecutive periods of five years each. In addition to the monthly lease payments, the lease agreements provide for us to pay all operating expenses associated with the facilities. The lease agreements provide for scheduled rental increases; accordingly lease expense is recognized on a straight-line basis over the term of the leases.

        Future minimum lease payments under all operating leases as of December 31, 2002 are as follows:

2003	$9,223
2004	9,099
2005	9,399
2006	7,539
2007	7,586
2008 and thereafter	13,887

Total minimum lease payments	$56,733

        Lease expense under all operating leases totaled $9.8 million, $7.1 million and $5.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Supply and Escrow Agreement:    In May 1999, we entered into an agreement with MDS Canada for the development and supply of the radioisotope yttrium-90 used with our Zevalin product, which we have subsequently amended. Under the terms of the agreement, as amended, MDS Canada has agreed to supply us, with certain exceptions, with the yttrium-90 required to meet the clinical and commercial needs in the United Sates and Canada for Zevalin and certain other products under development. The initial term of the agreement expires five years following commercialization of Zevalin. We have agreed to guarantee MDS Canada a minimum purchase level of yttrium-90 over the duration of the initial term of the agreement. In addition, MDS Canada has agreed to establish a new manufacturing facility to meet our yttrium-90 supply needs. Upon completion of this facility, MDS Canada can transition supply of yttrium-90 from its existing facilities to the new facility. To secure our minimum purchase commitments and in connection with MDS Canada's agreement to establish a new manufacturing facility, we have agreed to make periodic payments into an escrow account. As of December 31, 2002, we have paid $22.5 million into this escrow fund. The agreement may be terminated by either party upon the bankruptcy of, or a material breach by, the other party. In addition, we can terminate the agreement following our satisfaction of the minimum purchase commitments, or earlier if we agree to forfeit a portion of the funds in the escrow account. Further, MDS Canada cannot terminate the agreement until five years following the date that its new manufacturing facility is established and capable of producing yttrium-90.

        Legal Contingencies:    On September 10, 2001, we filed a lawsuit in the federal district court in the Southern District of California against Corixa Corporation, formerly Coulter Pharmceuticals, Inc., or Corixa, and the University of Michigan seeking declaratory judgment that Zevalin and its use in the treatment of various B-cell non-Hodgkin's lymphomas does not infringe certain issued U.S. patents of Corixa regarding products and processes relating to radioimmunotherapy and a further declaration that Corixa's patents are invalid. On September 12, 2001, Corixa, GlaxoSmithKline, plc (Corixa's marketing partner), or Glaxo, and the University of Michigan filed a lawsuit in the federal district court in the District of Delaware against us for patent infringement. The lawsuit claims that we infringe the patents which are the subject of our declaratory judgment action against Corixa. The lawsuit seeks damages and to permanently enjoin us from commercializing Zevalin. This action has been transferred to San

Diego and will be consolidated with our lawsuit. We cannot predict or determine the outcome of this litigation. An unfavorable outcome in this matter could limit our ability to sell Zevalin, could require us to pay damages for past sales of Zevalin and could require that we obtain a license from third parties to sell Zevalin. Any such unfavorable outcome could harm our business and our results of operations.

        On September 10, 2001, we filed a second lawsuit in the federal district court in the Southern District of California against Glaxo seeking declaratory judgment that our manufacture of Zevalin does not infringe certain issued U.S. patents of Glaxo relating to cell culture media and further that Glaxo's patents are invalid. In November 2002, we settled the lawsuit and received a non-exclusive license under the Glaxo patents in exchange for payment of a lump-sum license fee.

        In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities. While the outcome of any such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any such existing matters would have a material adverse effect on our business or financial condition.

Note 12: Quarterly Financial Data (unaudited)

	Year ended December 31, 2002
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Total revenues	$79,741	$97,131	$103,698	$123,652
Total operating costs and expenses	38,092	47,093	49,397	55,764
Income from operations	41,649	50,038	54,301	67,888
Net income	$29,673	$35,383	$38,440	$44,594
Basic earnings per share	$0.19	$0.23	$0.25	$0.29
Diluted earnings per share	$0.17	$0.20	$0.22	$0.26
	Year ended December 31, 2001
	Quarter 1	Quarter 2	Quarter 3	Quarter 4
Total revenues	$56,538	$64,849	$69,615	$81,675
Total operating costs and expenses	33,174	33,121	33,742	41,503
Income from operations	23,364	31,728	35,873	40,172
Net income	$20,807	$25,153	$26,957	$28,742
Basic earnings per share	$0.14	$0.17	$0.18	$0.19
Diluted earnings per share	$0.12	$0.15	$0.16	$0.16

SCHEDULE II

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Years Ended December 31, 2002, 2001 and 2000

Description	Balance At Beginning Of Year	Additions Charged To Costs And Expenses	Deductions	Balance At End Of Year
Allowance for doubtful accounts and returns:
Year ended December 31, 2002	$99	$1,129	$(496)	$732

Year ended December 31, 2001	$353	$—	$(254)	$99

Year ended December 31, 2000	$292	$854	$(793)	$353

QuickLinks

IDEC PHARMACEUTICALS CORPORATION ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002 TABLE OF CONTENTS
PART I
  Item 1. Business.
FORWARD-LOOKING INFORMATION AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Consolidated Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Consolidated Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures.
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS
IDEC PHARMACEUTICALS CORPORATION INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
INDEPENDENT AUDITORS' REPORT
IDEC Pharmaceuticals Corporation and Subsidiaries CONSOLIDATED STATEMENTS OF INCOME (In thousands, except per share data)
IDEC Pharmaceuticals Corporation and Subsidiaries CONSOLIDATED BALANCE SHEETS (In thousands, except par value data)
IDEC Pharmaceuticals Corporation and Subsidiaries CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
IDEC Pharmaceuticals Corporation and Subsidiaries CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
IDEC Pharmaceuticals Corporation and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share data and unless as otherwise noted)
SCHEDULE II IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES VALUATION AND QUALIFYING ACCOUNTS (In thousands) Years Ended December 31, 2002, 2001 and 2000