Form 10-Q
period 2003-03-31
IDEC PHARMACEUTICALS CORP / DE
filed 2003-05-15
CIK 875045

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

(858) 431-8500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes  ☒   No  ☐

As of April 30, 2003, the Registrant had 155,075,938 shares of its common stock, $.0005 par value, issued and outstanding.

IDEC PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

idec pharmaceuticals corporation and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(unaudited)

	Three months ended March 31,
	2003	2002
Revenues:
Product sales, net	$5,663	$—
Revenues from unconsolidated joint business	110,911	78,182
Corporate partner revenues	672	1,559
Total revenues	117,246	79,741
Operating costs and expenses:
Cost of sales	852	—
Research and development	29,387	19,249
Selling, general and administrative	23,865	18,843
Total operating costs and expenses	54,104	38,092
Income from operations	63,142	41,649
Interest income, net	3,310	4,002
Income before income taxes	66,452	45,651
Income taxes	25,252	15,978
Net income	$41,200	$29,673

Earnings per share:
Basic	$0.27	$0.19
Diluted	$0.24	$0.17

Shares used in calculation of earnings per share:
Basic	154,673	153,432
Diluted	177,821	182,418

See accompanying notes to the condensed consolidated financial statements.

idec pharmaceuticals corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

	March 31, 2003	December 31, 2002
	(unaudited)
assets
Current assets:
Cash and cash equivalents	$336,111	$350,129
Securities available-for-sale	523,871	437,645
Accounts receivable, net	2,911	4,920
Due from related parties	94,571	100,288
Inventories	38,445	33,665
Deferred tax assets	26,177	27,675
Prepaid expenses and other current assets	20,533	23,288
Total current assets	1,042,619	977,610

Securities available-for-sale	621,962	660,091
Property and equipment, net	304,031	264,537
Deferred tax assets	77,415	85,197
Restricted cash	22,500	22,500
Investments and other assets	49,880	49,754
Total assets	$2,118,407	$2,059,689

liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,807	$3,886
Accrued costs and expenses	55,143	51,607
Deferred revenue	715	732
Total current liabilities	57,665	56,225

Notes payable	871,345	866,205
Deferred rent	3,173	3,118
Other long-term liabilities	25,856	24,451

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $.001 par value	—	—
Common stock, $.0005 par value	78	78
Additional paid-in capital	987,216	977,672
Accumulated other comprehensive income	3,698	3,764
Retained earnings	304,376	263,176
	1,295,368	1,244,690
Less treasury stock, at cost	135,000	135,000
Total stockholders’ equity	1,160,368	1,109,690
Total liabilities and stockholders’ equity	$2,118,407	$2,059,689

See accompanying notes to the condensed consolidated financial statements.

idec pharmaceuticals corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net income	$41,200	$29,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,100	1,892
Non-cash interest expense	9,948	853
Deferred income taxes and tax impact from stock options	14,603	14,138
Gain on sales of securities available-for-sale	(755)	(421)
Other	(35)	1,707
Change in assets and liabilities:
Accounts receivable, net	2,009	834
Due from related parties	5,717	1,266
Inventories	(4,780)	(6,815)
Prepaid expenses and other assets	2,105	(12,907)
Restricted cash	—	(4,998)
Accounts payable and accrued costs and expenses	1,547	(3,729)
Deferred revenue	(17)	(1,294)
Other long-term liabilities	1,405	443
Net cash provided by operating activities	76,047	20,642

Cash flows from investing activities:
Purchases of securities available-for-sale	(248,000)	(196,079)
Sales and maturities of securities available-for-sale	195,929	142,028)
Purchases of property and equipment	(42,272)	(20,111)
Net cash used in investing activities	(94,343)	(74,162)

Cash provided by financing activities - proceeds from issuance of common stock, net	4,278	9,147

Net decrease in cash and cash equivalents	(14,018)	(44,373)
Cash and cash equivalents, beginning of period	350,129	425,999
Cash and cash equivalents, end of period	$336,111	$381,626

See accompanying notes to the condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and unless as otherwise noted)

(Unaudited)

Note 1.   Summary of Significant Accounting Policies

The condensed consolidated financial statements as of March 31, 2003, and for the three months ended March 31, 2003 and 2002 are unaudited.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America.  We believe the disclosures made are adequate to make the information presented not misleading.  However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions relating to the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities in conformity with accounting principles generally accepted in the United States of America.  We regularly evaluate our estimates, including those related to revenue recognition and related allowances, inventory allowances, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets and investments, and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.  Interim results are not necessarily indicative of results for a full year or for any subsequent interim period.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented.

Note 2.   Revenues from Unconsolidated Joint Business

Revenues from unconsolidated joint business consist of our share of the pretax copromotion profits generated from our Rituxan® copromotion arrangement with Genentech, Inc., or Genentech, a related party, reimbursement from Genentech of our Rituxan-related sales force and development expenses and royalty revenue on sales of Rituximab outside the United States by F. Hoffman-La Roche Ltd., or Roche, and Zenyaku Kogyo Co., Ltd., or Zenyaku, both related parties.  Rituxan is the trade name in the United Sates, Canada and Japan for the compound Rituximab.  Outside the United States, Canada and Japan, Rituximab is marketed as MabThera.  In this Form 10-Q, we refer to Rituximab, Rituxan and MabThera collectively as Rituxan, except where we have otherwise indicated.  We are copromoting Rituxan in the United States with Genentech under a copromotion arrangement whereby we receive a share of the pretax copromotion profits.  The pretax copromotion profit-sharing formula under our Rituxan copromotion arrangement has two tiers.  We earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is achieved.  The profit-sharing formula resets annually at the beginning of each year to the lower tier.  We began recording our profit share at the higher percentage during the first quarter of 2003 and 2002.

Under the terms of separate agreements with Genentech, commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan where Roche markets Rituxan in collaboration with Zenyaku.  We receive royalties from Genentech on sales of Rituxan outside the United States, except Canada, by Roche and Zenyaku.  Royalties on sales of Rituxan in Canada are received directly from Roche and are included in revenues from unconsolidated joint business in the accompanying condensed consolidated statements of income.

Revenues from unconsolidated joint business for the three months ended March 31, 2003 and 2002 consist of the following:

	Three months ended March 31,
	2003	2002
Copromotion profits	$92,524	$65,512
Reimbursement of selling and development expenses	3,699	3,632
Royalty revenue on sales of Rituxan outside the U.S., including royalties received directly from Roche	14,688	9,038
Total revenues from unconsolidated joint business	$110,911	$78,182

Note 3.   Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.  Included in inventory are raw materials used in the production of clinical products which are recorded to research and development expense when consumed.  Inventories consist of the following:

	March 31, 2003	December 31, 2002
Raw materials	$2,538	$2,911
Work in process	35,907	30,582
Finished goods	—	172
	$38,445	$33,665

Zevalin® manufactured prior to approval by the U.S. Food and Drug Administration, or FDA, in February 2002 was recorded as research and development expense.

Note 4.   Earnings Per Share

The calculation of basic earnings per share utilizes net income and the weighted-average number of common shares outstanding during the period.  The calculation of diluted earnings per share utilizes net income adjusted for the after-tax amount of interest associated with our convertible promissory notes and the weighted average number of common shares outstanding during the period increased to include the potential dilutive effects of our stock options, convertible preferred stock and convertible promissory notes due 2019.

	Three months ended March 31,
	2003	2002
Numerator:
Net income	$41,200	$29,673
Adjustment for interest, net of income tax effect	1,271	1,223
Net income, adjusted	$42,471	$30,896

Denominator:
Weighted-average common shares outstanding	154,673	153,432
Effect of dilutive securities:
Stock options	7,040	12,165
Convertible preferred stock	2,173	2,881
Convertible promissory notes due 2019	13,935	13,940
Dilutive potential common shares	23,148	28,986
Weighted-average common shares and dilutive potential common shares	177,821	182,418

Basic earnings per share	$0.27	$0.19
Diluted earnings per share	$0.24	$0.17

Excluded from the calculation of diluted earnings per share for the three months ended March 31, 2003 and 2002 were options to acquire 11.9 million shares and 1.5 million shares, respectively, of common stock because their effect would be antidilutive.  Excluded from the calculation of diluted earnings per share for the three months ended March 31, 2003 was 8.7 million shares of common stock from the assumed conversion of our 30-year senior convertible promissory notes due 2032 as their potential dilutive effect would not affect the reported amount of diluted earnings per share.

Note 5.   Stock-Based Compensation

We account for our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.  Accordingly, no stock-based employee compensation is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2003 and 2002 if we had applied the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement No. 123, Accounting for Stock-based Compensation to stock-based employee compensation.

	Three months ended March 31,
	2003	2002
Net income, as reported	$41,200	$29,673
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(11,059)	(10,325)
Pro forma net income	$30,141	$19,348

Earnings per share:
Basic – as reported	$0.27	$0.19
Basic – pro forma	$0.19	$0.13

Diluted – as reported	$0.24	$0.17
Diluted – pro forma	$0.17	$0.11

Note 6.   Comprehensive Income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes certain changes in stockholders’ equity that are excluded from net income, specifically unrealized gains and losses on securities available-for-sale, net of the related tax effects.  Total comprehensive income for the three months ended March 31, 2003 and 2002 was $41.1 million and $28.4 million, respectively.

Note 7.   Segment Information

We operate in one segment, which is the research, development, manufacture and commercialization of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases. The chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment.

Note 8.   Legal Contingencies

On September 10, 2001, we filed a lawsuit in the federal district court in the Southern District of California against Corixa Corporation, formerly Coulter Pharmaceuticals, Inc., or Corixa, and the University of Michigan seeking declaratory judgment that Zevalin and its use in the treatment of various B-cell non-Hodgkin’s lymphomas, or NHLs, does not infringe certain issued U.S. patents of Corixa regarding products and processes relating to radioimmunotherapy, and a further declaration that Corixa’s patents are invalid.  On September 12, 2001, Corixa, GlaxoSmithKline, plc (Corixa’s marketing partner), or Glaxo, and the University of Michigan filed a lawsuit in the federal district court in the District of Delaware against us for patent infringement.  The lawsuit claims that we infringe the patents that are the subject of our declaratory judgment action against Corixa.  The lawsuit seeks damages and to permanently enjoin us from commercializing Zevalin.  This action has been transferred to the federal district court for the Southern District of California and has been consolidated with our lawsuit.  We cannot predict or determine the outcome of this litigation.  An unfavorable outcome in this matter could limit our ability to sell Zevalin, could require us to pay damages for past sales of Zevalin and could require that we obtain a license from third parties to sell Zevalin.  Any such unfavorable outcome could harm our business and our results of operations.

On September 10, 2001, we filed a second lawsuit in the federal district court in the Southern District of California against Glaxo seeking declaratory judgment that our manufacture of Zevalin does not infringe certain issued U.S. patents of Glaxo relating to cell culture media, and a further declaration that Glaxo’s patents are invalid.  In November 2002, we settled the lawsuit and received a non-exclusive license under the Glaxo patents in exchange for payment of a lump-sum license fee.

On February 25, 2003, we filed an additional complaint against Corixa and Glaxo in the federal district court in the Southern District of California.  The complaint alleges that Corixa’s and Glaxo’s conduct since the recommendation for approval of Bexxar® (tositumomab, iodine I-131 tositumomab) by the FDA’s Oncologic Drugs Advisory Committee, or ODAC, constitutes, or will constitute, infringement of a patent recently issued to us.  The complaint seeks available remedies under patent laws, including monetary damages and permanent injunctive relief.

In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities.  While the outcome of any such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any such existing matters would have a material adverse effect on our business or financial condition.

Note 9.   New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, or FIN No. 45.  FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees.  The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  Since January 1, 2003, we have not issued or modified any guarantees as defined by FIN No. 45.

The disclosure requirements of FIN No. 45 are effective for interim or annual periods ending after December 15, 2002.  We adopted the disclosure provisions of FIN No. 45 as of December 31, 2002.

Our charter provides for indemnification, to the fullest extent permitted under Delaware law, of any person who is made a party to any action or threatened with any action as a result of such person’s serving or having served as one of our officers or directors or having served, at our request, as an officer or director of another company.  We have separate indemnification agreements with certain of our officers and directors.  The indemnification does not apply if, among other things, the person’s conduct is finally adjudicated to have been knowingly fraudulent or deliberately dishonest, or to constitute willful misconduct.  The indemnification obligation survives termination of the indemnified party’s involvement with us but only as to those claims arising from such person’s role as an officer or director.  The maximum potential amount of future payments that we could be required to make under the charter provision and the corresponding indemnification agreements is unlimited; however, we have director and officer insurance policies that, in most cases, would limit our exposure and enable us to recover a portion of any future amounts paid.

We also enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers.  Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities.  These indemnification provisions generally survive termination of the underlying agreement.  The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited.  However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, or FIN No. 46.  FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.  FIN No. 46 also requires enhanced disclosure requirements related to variable interest entities.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  We do not participate in any variable interest entities created after January 31, 2003.  We are currently performing an assessment to determine if we participate in any variable interest entities created before February 1, 2003.  We do not believe that the adoption of this accounting pronouncement will have a material impact on our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

We are primarily engaged in the research, development, manufacture and commercialization of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases.

In February 2002, Zevalin became the first radioimmunotherapy approved by the FDA for the treatment of certain B-cell NHLs.  We have retained all United States marketing and distribution rights to Zevalin and have granted marketing and distribution rights outside the United States to Schering Aktiengesellschaft, or Schering AG.  In January 2001, the European Medicines Evaluation Agency, or EMEA, accepted for filing the Zevalin MAA, submitted by Schering AG in the European Union.  In March 2002, the “Summary of Product Characteristics” was approved by the European Committee for Proprietary Medicinal Products, or CPMP, for the treatment of adult patients with Rituximab relapsed or refractory CD20+ follicular B-cell NHL.  In July 2002, we announced that marketing approval in Europe and European launch of Zevalin would be delayed.  The CPMP’s final approval is pending approval of our manufacturing facilities and fill/finish provider by the EMEA.

Our other product, Rituxan, is being copromoted in the United States under a copromotion arrangement with Genentech, where we receive a share of the pretax copromotion profits from the sale of Rituxan.  Under the copromotion arrangement, we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes conducting supportive research on Rituxan, post-approval clinical studies and obtaining approval of Rituxan for potential additional indications.  Genentech provides the support functions for the commercialization of Rituxan in the United States including marketing, customer service, order entry, distribution, shipping, billing and since September 1999, all worldwide manufacturing.  Commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan where Roche markets Rituxan in collaboration with Zenyaku.  We receive royalties on Rituxan sales outside the United States.

Our revenues include revenues from product sales of Zevalin, revenues from unconsolidated joint business and corporate partner revenues.  Since the commercialization of Rituxan in November 1997, our revenues have depended primarily upon the sale of Rituxan.

We have incurred increasing annual operating expenses and, with the commercialization of Rituxan and Zevalin, we expect these trends to continue.  From our inception in 1985 through 1997, we incurred annual operating losses.  Our ongoing profitability will be dependent upon the continued commercial success of Rituxan, the commercial success of Zevalin, product development and revenues from the achievement of product development objectives and licensing transactions.  As of March 31, 2003, we had retained earnings of $304.4 million.

CRITICAL ACCOUNTING PRINCIPLES AND ESTIMATES

The preparation of our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On a periodic basis, we evaluate our estimates, including those related to revenue recognition and related allowances, inventory allowances, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets and investments, and contingencies and litigation.  These estimates are based on currently available information and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could vary from these estimates under different assumptions or conditions.

Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results of operations and require management’s most subjective judgments.  We have identified the following as the most critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements.  See Note 1 to our annual consolidated financial statements included in our 2002 Annual Report on Form 10-K for a description of our accounting policies.

Revenue recognition and related allowances:  Revenues from sales of Zevalin are recognized upon shipment and transfer of title and risk of loss to the customer.  We record allowances for estimated uncollectible accounts receivable, product returns and Medicaid rebates at the time of sale.  Our estimates for uncollectible accounts receivable, product returns and Medicaid rebates are based primarily on our experience with Zevalin to date, historical experience with Rituxan and other factors, updated for changes in facts and circumstances, as appropriate.  If actual future results vary, we may need to adjust our estimates, which could have an impact on earnings in the period of adjustment.

Revenues from unconsolidated joint business consist of our share of the pretax copromotion profits generated from our Rituxan copromotion arrangement with Genentech, reimbursement from Genentech of our Rituxan-related sales force and development expenses and royalty revenue from sales of Rituxan outside the United States by Roche and Zenyaku.  Under our copromotion arrangement with Genentech, all United States sales of Rituxan and the associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis.  Pretax copromotion profits under the copromotion arrangement are derived by taking United States net sales of Rituxan to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us.  Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met.  The profit-sharing formula resets annually at the beginning of each year to the lower tier.  We record our royalty revenue with a one-quarter lag.

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

Income taxes: In preparing our condensed consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial statement purposes.  These differences result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheet.  Significant management judgment is required in assessing the realizability of our deferred tax assets.  In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Our estimates of future taxable income are derived from, among other items, our estimates of future deductions related to stock options.  In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to establish a valuation allowance which could materially impact our financial position and results of operations.

Inventories:  Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.  If inventory costs were to exceed expected market value due to excess, obsolescence or unmarketability, we would record allowances for the difference between the cost and the market value.  We have not recorded any such allowances as of March 31, 2003.  Included in inventory are raw materials used in the production of clinical products which are recorded to research and development expense when consumed.  Zevalin manufactured prior to FDA approval in February 2002 was recorded as research and development expense.

results of operations

Product Sales:  Product sales were $5.7 million for the three months ended March 31, 2003 and consist solely of net sales of Zevalin in the United States.  We have retained all United States marketing and distribution rights for Zevalin.  Cost of sales as a percentage of product sales was 15% for the three months ended March 31, 2003 and consists primarily of contractual royalties owed on Zevalin sales.  Zevalin manufactured prior to FDA approval in February 2002 was recorded as research and development expense.  Zevalin sales to date have solely consisted of Zevalin produced prior to FDA approval in February 2002.  Had Zevalin produced prior to FDA approval been capitalized as inventory, cost of sales as a percentage of product sales for the three months ended March 31, 2003 would have been approximately 19%.

Revenues from Unconsolidated Joint Business:  Revenues from unconsolidated joint business for the three months ended March 31, 2003 and 2002, consist of the following:

	Three months ended March 31,
	2003	2002
Copromotion profits	$92,524	$65,512
Reimbursement of selling and development expenses	3,699	3,632
Royalty revenue on sales of Rituxan outside the U.S., including royalties received directly from Roche	14,688	9,038
Total revenues from unconsolidated joint business	$110,911	$78,182

Under our copromotion arrangement with Genentech, our pretax copromotion profit-sharing formula has two tiers.  We earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met.  The profit-sharing formula resets annually at the beginning of each year to the lower tier.  We began recording our profit share at the higher percentage during the first quarter of 2003 and 2002.

Rituxan net sales to third-party customers in the United States recorded by Genentech for the three months ended March 31, 2003 amounted to $310 million compared to $235 million for the comparable period in 2002.  This increase was primarily due to increased market penetration in treatments of B-cell NHLs and an increase in the wholesale price of Rituxan effective on March 1, 2002.

Our royalty revenue on sales of Rituxan outside the United States is based on Roche and Zenyaku’s end-user sales and is recorded with a one-quarter lag.  The increase in royalty revenue for the three months ended March 31, 2003 is primarily due to higher sales of Rituxan outside the United States resulting from increased penetration of certain foreign markets, primarily Western Europe, Australia and Canada.

Corporate Partner Revenues:  Corporate partner revenues for the three months ended March 31, 2003 totaled $0.7 million compared to $1.6 million for the comparable period in 2002.  The decrease in corporate partner revenues for the three months ended March 31, 2003 is primarily the result of decreased research and development funding under our collaborative agreements with Eisai Co., Ltd. and Taisho Pharmaceuticals Co. Ltd. of Tokyo, or Taisho, offset by increased research and development funding under our collaborative agreement with Seikagaku Corporation.  Our collaborative agreement with Taisho was terminated in 2002.

Corporate partner revenues are, in part, dependent upon the achievement of certain research and development and commercialization objectives and, accordingly, may vary from year to year.  The magnitude and timing of corporate partner revenues may influence our level of profitability.  For example, any further delay in Zevalin approval in Europe will result in a delay in the payment and recognition of a $10.0 million product approval milestone from Schering AG.

Research and Development Expenses:  Research and development expenses totaled $29.4 million for the three months ended March 31, 2003 compared to $19.2 million for the comparable period in 2002.  This increase is primarily due to increased personnel, facility and contract research and development expenses associated with our ongoing research and clinical development programs as well as expenses related to our new collaboration with Biogen, Inc., or Biogen, entered into in January 2003.

We do not anticipate manufacturing bulk Zevalin inventory during the remainder of 2003.  In 2003, our manufacturing facilities will be used primarily to support products in development which will cause the majority of the costs of our manufacturing operations to be recorded as research and development expense.  Such costs were capitalized into inventory in 2002 to the extent they related to the manufacture of Zevalin.  In the future we expect to continue incurring substantial additional research and development expenses due to:

•                  preclinical and clinical testing of our various products under development;

•      the expansion or addition of research and development programs;

•      technology in-licensing;

•      regulatory-related expenses;

•      the expansion of clinical manufacturing capabilities; and

•      facilities expansion.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses totaled $23.9 million for the three months ended March 31, 2003 compared to $18.8 million for the comparable period in 2002.  This increase is primarily due to expansion of our sales, marketing and administrative functions to support the commercialization of Zevalin and general increases in general and administrative expenses to support overall organizational growth.  Selling, general and administrative expenses are expected to increase in the foreseeable future to support the following:

•                  marketing and administration related to the commercialization of Zevalin;

•                  manufacturing capacity expansion;

•                  clinical trials;

•                  research and development; and

•                  protection and enforcement of our intellectual property rights for Zevalin and our product candidates.

Interest Income/Expense:  Interest income totaled $8.2 million for the three months ended March 31, 2003 compared to $5.9 million for the comparable period in 2002.  This increase is primarily due to higher cash balances resulting from the issuance of our senior convertible promissory notes due 2032, or senior notes, in April and May 2002.

Interest expense totaled $4.9 million for the three months ended March 31, 2003 compared to $1.9 million for the comparable period in 2002.  This increase is primarily due to additional non-cash interest expense from our senior notes issued in April and May 2002.

Income Taxes:  Our effective tax rate for the three months ended March 31, 2003 was 38% compared to 35% for the comparable period in 2002.  Our effective tax rates in the first quarters of 2003 and 2002 were less than a normal statutory rate due primarily to the generation of tax credits by our research and development activities.  We expect that our effective tax rate in the future will continue to be lower than a normal statutory rate as a result of our continued research and development efforts which we expect will generate tax credits.

liquidity and capital resources

We have financed our operating and capital expenditures since inception principally through the sales of equity securities, funds from our unconsolidated joint business arrangement related to the sale of Rituxan, corporate partner revenues, lease financing transactions, debt financing transactions and interest income.  We expect to finance our current and planned operating requirements principally through cash on hand, funds from our unconsolidated joint business arrangement related to the sale of Rituxan, funds from commercial sales of Zevalin and funds from existing collaborative agreements and contracts.  We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future.  Existing collaborative research agreements and contracts, however, could be canceled by the contracting parties.  In addition, we may from time to time seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.  Additional funds may not be obtainable from these sources on acceptable terms, if at all.  If adequate funds are not obtainable from our unconsolidated joint business arrangement related to the sale of Rituxan, commercial sales of Zevalin, operations or additional sources of financing, our business could be harmed.  Our working capital and capital requirements will depend upon numerous factors, including:

•                  the continued commercial success of Rituxan;

•                  the commercial success of Zevalin;

•                  timing and expense of obtaining regulatory approvals;

•                  funding and timing of payments related to several material capital projects, including the development of our large-scale manufacturing facility and corporate headquarters and research and development campus;

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

At March 31, 2003, we had $1.5 billion in cash, cash equivalents and securities available-for-sale compared to $1.4 billion at December 31, 2002.  Sources of cash, cash equivalents and securities available-for-sale during the three months ended March 31, 2003 included $76.0 million from operations and $4.3 million from the issuance of common stock under employee stock option and purchase plans.  Uses of cash, cash equivalents and securities available-for-sale during the three months ended March 31, 2003 consisted of $42.3 million to fund construction projects and purchase capital equipment.

In April and May 2002, we raised through the issuance of our senior notes due 2032, approximately $696.0 million, net of underwriting commissions and expenses of $18.4 million.  Simultaneously with the issuance of the senior notes, we used a portion of the proceeds to fund the repurchase of $135.0 million of our outstanding common stock.  The senior notes are zero coupon and were priced with a yield to maturity of 1.75% annually.  We will pay contingent cash interest to the holders of these senior notes during any nine-month period commencing on or after April 30, 2007 if the average market price of the senior notes for a five-trading-day measurement period preceding such nine-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such senior note.  The contingent interest payable per senior note in respect of any quarterly period within such nine-month period where contingent interest is determined to be payable will equal the greater of (1) the amount of regular cash dividends paid by us per share on our common stock during that quarterly period multiplied by the then applicable conversion rate or (2) 0.0625% of the average market price of a senior note for the five-trading-day measurement period preceding such nine-month period, provided that if we do not pay regular cash dividends during a semiannual period, we will pay contingent interest semiannually at a rate of 0.125% of the average market price of a senior note for the five-trading-day measurement period immediately preceding such nine-month period.

Upon maturity, the senior notes will have an aggregate principal face value of $1.2 billion.  Each one-thousand dollar aggregate principal face value senior note is convertible at the holder’s option at any time through maturity into 7.1881 shares of our common stock at an initial conversion price of $82.49.  In addition, holders of the senior notes may require us to purchase all or a portion of the senior notes on April 29, 2005, 2007, 2012 and 2017 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, payable at our option in cash, our common stock or a combination thereof.  In addition, if a change in control in our company occurs on or before April 29, 2007, holders may require us to purchase all or a portion of their senior notes for cash.  We have the right to redeem all or a portion of the senior notes for cash at any time on or after April 29, 2007 at set prices.

In February 1999, we raised through the sale of our subordinated convertible promissory notes due 2019, or subordinated notes, approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million.  The subordinated notes are zero coupon and were priced with a yield to maturity of 5.5% annually.  Upon maturity, the subordinated notes will have an aggregate principal face value of $345.0 million.  Each one-thousand dollar aggregate principal face value subordinated note is convertible at the holders’ option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36.  We are required under the terms of the subordinated notes, as of 35 business days after a change in control occurring on or before February 16, 2004, to purchase any subordinated note at the option of its holder at a price equal to the issue price plus accrued original issue discount to the date of purchase.  Additionally, the holders of the subordinated notes may require us to purchase the subordinated notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase payable at our option in cash, our common stock or a combination thereof.  We have the right to redeem the subordinated notes on or after February 16, 2004.

We have an agreement with MDS Canada, Inc., formerly MDS Nordion Inc., or MDS Canada, for the development and supply of the radioisotope yttrium-90 used with Zevalin.  Under the terms of our agreement with MDS Canada, we are obligated to make periodic payments into an escrow account.  These funds secure certain obligations we have under our agreement regarding minimum annual purchases of yttrium-90 and MDS Canada’s obligation to establish a new facility to supply us with yttrium-90.  As of March 31, 2003, we have paid $22.5 million into this escrow fund.

We own approximately 42.6 acres of land in San Diego, California where we are developing a corporate headquarters and research and development campus.  The first phase of construction is expected to be completed in mid 2004 at an estimated total cost of approximately $178 million to be funded from our working capital.  As of March 31, 2003, we have invested approximately $14.0 million in the construction of this campus.

We own approximately 87 acres of land in Oceanside, California where we are developing a large-scale manufacturing facility that we anticipate using to commercialize our products currently in clinical trials if they are approved by the FDA.  This facility will allow us to better control the manufacture of our products, reducing our reliance on contract manufacturers, as well as reducing our commercial supply risk.  We expect the first phase of the new facility to be mechanically completed in 2004, followed by commissioning and validation in 2005 and 2006.  Total costs of this facility upon completion are estimated to be approximately $400 million which will be funded from our working capital.  As of March 31, 2003, we have invested approximately $126.2 million in the construction of this large-scale manufacturing facility.

In connection with our research and development efforts, we have entered into various collaborative arrangements under which we may be obligated to pay royalties or milestone payments if product development is successful.  It is not anticipated that the aggregate of any royalty or milestone obligations under these arrangements will be material to our operations.

In January 2003, we entered into a collaboration agreement with Biogen under which we will collaborate on the development of three oncology therapeutics from Biogen’s pipeline of early-stage product candidates, including IDEC-201.  Under the terms of this agreement, we will initially be responsible for the development costs of the product candidates, until that time, if any, when Biogen exercises opt-in rights with respect to each specific product candidate.  If Biogen exercises its opt-in rights for a specific product, we will share equally with Biogen all subsequent costs and economic benefit related to that specific product.  If Biogen chooses not to exercise its opt-in rights, we will pay royalties to Biogen for future sales, if any, of the specific products.

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

Our Revenues Rely Significantly on Rituxan Sales.

Our revenues currently depend substantially upon continued sales of Rituxan.  For each of the three months ended March 31, 2003 and the year ended December 31, 2002, approximately 95% of our revenues were derived from our joint business arrangement related to the sale of Rituxan. We cannot assure you that Rituxan will continue to be accepted in the United States or in any foreign markets or that Rituxan sales will continue to increase.  A number of factors may affect the rate and level of market acceptance of Rituxan, including:

•                  the perception by physicians and other members of the healthcare community of its safety and efficacy or that of competing products, if any;

•                  the effectiveness of our and Genentech’s sales and marketing efforts in the United States, the effectiveness of Roche’s sales and marketing efforts outside the United States, and the effectiveness of the sales and marketing efforts of Zenyaku and Roche in Japan;

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

We rely on MDS Canada to provide the yttrium-90 radioisotope required for therapeutic use of Zevalin, and we rely on third parties for various manufacturing steps of Zevalin.  In addition, there are currently only two sources approved by the FDA to supply the indium-111 isotope required for the imaging use of Zevalin.  If we were to lose the services of any of these parties, we would be forced to find other providers, which could delay our ability to sell Zevalin.  In addition, each of these third-party providers is subject to continuing inspection by the FDA or comparable agencies in other jurisdictions.  A delay or an interruption in the manufacture of Zevalin or the production or availability of the yttrium-90 radioisotope or the indium-111 isotope for any reason, including as a result of a failure to pass any regulatory agency inspection, could significantly impair our ability to sell Zevalin.

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

We Have Limited Manufacturing Experience and Rely Heavily on Contract Manufacturers.

We rely heavily upon third-party manufacturers to manufacture significant portions of Zevalin and our product candidates.  Our current manufacturing capacity is limited.  Our manufacturing experience to date has been limited to the production of preclinical and clinical quantities of product candidates, approximately three years of commercial production of bulk Rituxan and portions of our commercial requirements of the Zevalin bulk antibody.  We have no fill/finish experience or capacity, and we do not have experience manufacturing in the field of chelates or radioisotopes, which are required for our production of Zevalin.  Therefore, we rely entirely upon third parties for fill/finish services as well as the manufacture of most of our product components.  We cannot assure you that either our manufacturing facilities or our ability to sustain ongoing production of our products will be able to meet our expectations.  If our current third-party manufacturers or service providers fail to meet our expectations, we may not be able to enter into satisfactory agreements with other third party manufacturers or service providers.

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

We rely on Genentech for all Rituxan manufacturing to meet worldwide requirements.  We cannot ensure that Genentech will manufacture and fill/finish Rituxan in sufficient quantities and on a timely and cost-effective basis or that Genentech will obtain and maintain all required manufacturing approvals.  Genentech’s failure to manufacture and fill/finish Rituxan or obtain and maintain required manufacturing approvals could harm our business.

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

We Have Limited Sales and Marketing Experience.

We have limited experience with commercial sales and marketing, based entirely upon our launch and subsequent sales of Rituxan.  Zevalin is our first product to be marketed exclusively by us in the United States. Outside the United States, our strategy for future products is to pursue and to rely solely upon collaborations with established pharmaceutical companies for marketing, distribution and sale of our products.  We currently have no plans to directly market either of our products outside the United States.  Given that we rely on Genentech to copromote Rituxan with us in the United States and rely exclusively on third parties to market Rituxan and Zevalin outside the United States, we cannot be certain that our products will be marketed and distributed in accordance with our expectations or that our market research or sales forecasts will be accurate.  We have no marketing support service experience and, therefore, we will be dependent on outside contractors to meet those needs.  We rely upon a third-party logistics distributor to provide customer service, order entry, shipping and billing related to Zevalin.  Customer reimbursement assistance related to Zevalin is provided by a separate outside contractor.  We cannot assure you that the integration of these marketing support services can be successfully coordinated.  Neither can we assure you that we will ever be able to develop our own marketing and sales capabilities to an extent that we would not need to rely on third-party efforts, or that we will be able to maintain satisfactory arrangements with the third parties on whom we rely.

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

•                  amount and timing of sales orders for Rituxan by Genentech for customers in the United States, by Roche for customers outside the United States and by Zenyaku and Roche for customers in Japan;

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

In addition, we cannot assure you that current or any future level of Medicare reimbursement for our products will be viewed favorably by health care providers and that they will prescribe our products as a result.  For example, effective January 1, 2003, many anticancer drugs and biologics covered by the Medicare program, including Rituxan, were assigned new payment rates for use in the hospital outpatient setting.  Although most patients do not receive Rituxan in the hospital outpatient setting and so the majority of patients will not be affected, this anomaly could cause some hospitals to decide not to provide Rituxan under certain circumstances.  Also in January 2003, CMS classified the Zevalin therapeutic regimen as a procedure under its Hospital Outpatient Prospective Payment System, or HOPPS, rather than a drug, causing the baseline reimbursement rate set by CMS for Zevalin to be subject to adjustment based on a geographic wage index.  CMS applies this index to procedure payments under HOPPS to account for the regional variances in wages of hospital staff who perform health care services. As a result, in some lower-wage regions of the United States the level of reimbursement for Zevalin is less than the baseline rate and, consequently, less than the cost of acquiring the therapy.  This anomaly could cause certain health care providers to decline to deliver the therapy in certain circumstances.  Further, when the Zevalin therapeutic regimen is administered in a private-practice setting, such as a free-standing imaging center, payment rates for the Zevalin imaging and therapy doses are set by the local Medicare carrier and so may differ from carrier to carrier.  As a result, if a health care provider in this setting deems a reimbursement rate to be insufficient, it could influence his or her decision whether to use Zevalin versus an alternative anticancer drug.

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

Even if a trial is fully enrolled, significant uncertainties remain as to whether it will prove successful.  For example, in September 2002 we announced that we will not pursue further development of IDEC-114 for patients with moderate-to-severe psoriasis.  In addition, we announced during the second quarter of 2002 that all ongoing clinical trials for our anti-CD40L monoclonal antibody, IDEC-131, were put on hold.  We cannot predict when, if ever, we will resume clinical trials on IDEC-131.

In addition, the length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly and may be difficult to predict.  Failure to comply with extensive FDA regulations may result in delay, suspension or cancellation of a trial or the FDA’s refusal to accept test results.  The FDA may also suspend our clinical trials at any time if it concludes that the participants are being exposed to unacceptable risks.  Consequently, we cannot ensure that Phase I, Phase II, Phase III or Phase IV post-marketing testing will be completed timely or successfully, if at all, for any of our potential or existing products.  Furthermore, success in preclinical and early clinical trials does not ensure that later-phase or large-scale trials will be successful.

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

One of our potential competitors, Corixa, along with its marketing partner Glaxo, is pursuing FDA approval for Bexxar, an investigational radioimmunotherapy for the treatment of low-grade or transformed low-grade NHL.  We are aware that Corixa filed a revised BLA in 2001 and received a positive review by ODAC in December 2002.  Although the FDA is not bound by ODAC's review, it often takes ODAC's recommendations into consideration when determining marketing approval of a new product.  The Prescription Drug User Fee Act goal date for the FDA to complete its review of all materials regarding the Bexxar therapy has recently been extended by the FDA from May 2, 2003 to August 1, 2003.  If Corixa successfully obtains FDA approval for Bexxar, our business could be harmed.

We are also aware of other potentially competitive biologic therapies for NHL in development.

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

If it were ultimately determined that our claimed intellectual property rights are unenforceable, or that our use of our products infringes the rights of others, we may be required or may desire to obtain licenses to patents and other intellectual property held by third parties to develop, manufacture and market our products.  We may not be able to obtain these licenses on commercially reasonable terms, if at all, and any licensed patents or intellectual property that we may obtain may not be valid or enforceable.  In addition, the scope of intellectual property protection is subject to scrutiny and challenge by courts and other governmental bodies.  Litigation and other proceedings concerning patents and proprietary technologies can be protracted, expensive and distracting to management and companies may sue competitors as a way of delaying the introduction of competitors’ products.  Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time-consuming and could harm our business.

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

Patent Litigation Related to Rituxan

On May 28, 1999 and September 14, 2000, Glaxo filed two patent infringement lawsuits against Genentech. These suits assert that the manufacture, use, and sale of Rituxan infringes U.S. patents owned by Glaxo.  In September 2002, Genentech and Glaxo agreed to a settlement of both of these lawsuits, under which Genentech and Glaxo dismissed with prejudice all claims made by each party in the lawsuits and dismissed with prejudice Glaxo’s appeal. The settlement resolves and ends all the patent infringement claims that Glaxo made against Genentech in these lawsuits.

Glaxo has also sued Roche in Germany asserting that MabThera (the European tradename for Rituxan) infringes three of Glaxo’s patents.  On October 26, 2000, a German court handling the infringement suit issued a decision holding that the manufacture, use and sale of MabThera infringes patents held by Glaxo.  Roche has appealed the decision and the appeal is pending.  Independent of the infringement suit, Roche attacked the validity of Glaxo’s patents.  As a result, all three patents have been revoked either before the corresponding German court or in opposition proceedings before the European Patent Office, or EPO.  Glaxo has appealed these decisions.  As a result, the German court handling the infringement issue has stalled the infringement lawsuit against Roche until the German Supreme Court and the Technical Board of Appeal of the EPO have finally decided on the validity of the patents in question.  Roche does not expect this to occur before the end of 2004.  Although we were not named in the suit, if Glaxo prevails in the infringement suit, our business could be harmed.

Patent Litigation Related to Zevalin

On September 10, 2001, we filed a a lawsuit in the federal district court in the Southern District of California against Corixa and the University of Michigan seeking declaratory judgment that Zevalin and its use in the treatment of various B-cell NHLs does not infringe certain issued U.S. patents held by Corixa regarding products and processes relating to radioimmunotherapy, and a further declaration that the patents are invalid.  On September 12, 2001, Corixa, Glaxo (Corixa’s marketing partner) and the University of Michigan filed a lawsuit in federal court in the District of Delaware against us for patent infringement.  The lawsuit claims that we infringe the patents that are the subject of our declaratory judgment action against Corixa.  The lawsuit against us seeks damages and to permanently enjoin us from selling Zevalin.  This action has been transferred to the federal district court in the Southern District of California and has been consolidated with our lawsuit.  We cannot predict or determine the outcome of this litigation.  An unfavorable outcome in this matter could limit our ability to sell Zevalin, could require us to pay damages for past sales of Zevalin and could require that we obtain a license from third parties to sell Zevalin.  Any such unfavorable outcome could harm our business and our results of operations.

On September 10, 2001, we filed a second lawsuit in the federal district court in the Southern District of California against Glaxo seeking declaratory judgment that our manufacture of Zevalin does not infringe certain issued U.S. patents of Glaxo relating to cell culture media, and a further declaration that Glaxo’s patents are invalid.  In November 2002, we settled the lawsuit and received a non-exclusive license under the Glaxo patents in exchange for payment of a lump-sum license fee.

On February 25, 2003, we filed an additional complaint against Corixa and Glaxo in the federal district court in the Southern District of California.  The complaint alleges that Corixa’s and Glaxo’s conduct since ODAC’s recommendation for approval of Bexxar constitutes, or will constitute, infringement of a patent recently issued to us.  The complaint seeks available remedies under patent laws, including monetary damages and permanent injunctive relief.

Proceedings Related to Anti-CD40L Antibodies

In September 1999, an interference to determine priority of inventorship was declared in the United States Patent and Trademark Office, or USPTO, between Dartmouth University’s patent application, which has been exclusively licensed to us, and Columbia University’s patent, which we believe has been exclusively licensed to Biogen, relating to anti-CD40L antibodies.  In October 2001, the USPTO issued a decision concluding that there was no interference between the Dartmouth application and the Columbia patent.  We appealed the decision to the Court of Appeals, Federal Circuit in December 2001.  If the decision of the USPTO is upheld, the Columbia patent will remain in force and could be asserted against us.

We, along with other companies, have filed oppositions to a Japanese patent assigned to Immunex Corporation relating to anti-CD40L antibodies.  We are also aware that oppositions have been filed in the EPO to granted European applications that have been licensed to us. Each of these applications contain claims relating to the use of anti-CD40L antibodies as a therapeutic agent.  If the outcome of any of the oppositions is adverse, in whole or in part, it could result in the scope of some or all of the granted claims being limited, some or all of the granted claims being lost, the granted patent application not proceeding to a patent or our competitors having patent claims that may be asserted against us.

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

The owners or licensees of the owners of these patents, or any foreign patents, and patent applications, to the extent they issue as patents, may assert that one or more of our products infringe one or more claims of these patents. If legal action is commenced against us or our partners to enforce any of these patents and patent applications, to the extent they issue as patents, and the plaintiff in such action prevails, we could be prevented from practicing the subject matter claimed in such patents.

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

We May Be Unable to Maintain Third-Party Research and Development Relationships.

Funding of our research and development efforts depends largely upon various arrangements with corporate partners and others who provide us with funding and who perform research and development with respect to our products. These corporate partners may generally terminate their arrangements with us at any time.  These parties may develop products that compete with ours, and we cannot be certain that they will perform their contractual obligations or that any revenues will be derived from such arrangements.  The failure of one or more of our corporate partners to achieve product development objectives could harm our ability to fund related programs and develop products.

Our Business Exposes Us to Product Liability Claims.

Our design, testing, development, manufacture and marketing of products involve an inherent risk of exposure to product liability claims and related adverse publicity.  Insurance coverage is expensive and difficult to obtain and we may be unable to obtain coverage in the future on acceptable terms, if at all.  Although we currently maintain product liability insurance for our products in amounts we believe to be commercially reasonable, we cannot be certain that the coverage limits of our insurance policies or those of our strategic partners will be adequate.  If we are unable to obtain sufficient insurance at an acceptable cost or if a successful product liability claim is made against us, whether fully covered by insurance or not, our business could be harmed.

We May Not Be Able to Successfully Develop and Commence Operations at Our New Commercial and Clinical Manufacturing Facilities.

We own an 87-acre parcel of land and a building on adjacent property in Oceanside, California where we are developing commercial and clinical manufacturing facilities.  We have limited experience in developing these types of facilities and may not be able to successfully develop or commence operations at these facilities.  If we fail to successfully develop or commence operations at these new facilities, we may be unable to commercialize or meet demands for products we may develop in the future.  We may encounter difficulties in designing, constructing and initiating these facilities, including:

•                  governmental regulation of our facilities, specifically FDA or comparable agency approvals required for the commercial manufacture of our products;

•                  public opinion regarding the impact of these facilities on nearby communities;

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

Volatility of Our Stock Price.

The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile.  For example, the market price of our common stock fluctuated between $27.80 per share and $37.14 per share during the three months ended March 31, 2003.  The market price of our common stock likely will continue to fluctuate due to a variety of factors, including:

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

Our Outstanding LYONs Leverage Us Considerably.

As a result of issuing our LYONs due 2019 in February 1999 and issuing our LYONs due 2032 in April and May 2002, we incurred indebtedness of approximately $345.0 million at maturity in 2019 and approximately $1.2 billion at maturity in 2032.  As a result of this indebtedness, our principal and interest obligations increased substantially.  In addition, holders of our LYONs due 2032 may require us to purchase all or a portion of the LYONs on April 29, 2005, 2007, 2012 and 2017 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, payable at our option in cash, our common stock or a combination thereof.  The degree to which we are leveraged could harm our ability to obtain future financing and could make us more vulnerable to industry downturns and competitive pressures.  Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

•                  our board of directors has the authority to issue, without vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares.  Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock. Although we had 36,214 shares of non-voting convertible preferred stock outstanding as of March 31, 2003, which were convertible into 2,172,840 shares of common stock, the board of directors has no present intention of issuing any additional shares of preferred stock.  However, the board of directors may issue additional series of preferred stock in the future;

•                  our copromotion arrangement with Genentech provides Genentech with the option to buy the rights to Rituxan in the event that we undergo a change of control or we introduce a competing product, which may limit our attractiveness to potential acquirors;

•                  under the terms of the LYONs, any acquiror would be required to repurchase the LYONs for cash in connection with its acquisition of us before 2007; and

•                  our directors are elected to staggered terms which prevents the entire board from being replaced in any single year.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and the cost of our debt.

At March 31, 2003, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less.  We also maintained an investment portfolio containing financial instruments in which the majority have original maturities of greater than three months but less than twenty-four months.  These financial instruments, principally comprised of corporate obligations and U.S. government obligations, are subject to interest rate risk and will decline in value if interest rates increase.  A hypothetical ten percent change in interest rates during the three months ended March 31, 2003, would have resulted in an approximately $0.8 million change in pretax income.  We have not used derivative financial instruments in our investment portfolio.

Our long-term debt totaled $871.3 million at March 31, 2003 and was comprised solely of our subordinated notes which bear interest at 5.5% and our senior notes which bear interest at 1.75%.  These long-term debt obligations bear interest at a weighted average interest rate of 2.4%.  Due to the fixed rate nature of our convertible promissory notes, an immediate ten percent change in interest rates would not have a material effect on our financial condition or results of operations.

We are also exposed to market risk in that an increase in our stock price or an increase in interest rates may make conversion of our convertible promissory notes to common stock beneficial to the noteholders.  Conversion of our convertible promissory notes would have a dilutive effect on our basic earnings per share and book value per common share.

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

PART II — OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits referenced. None.

(b)

Reports on Form 8-K. On April 15, 2003, we furnished a current report on Form 8-K reporting that we issued a press release regarding our financial results for the three months ended March 31, 2003 on April 15, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEC PHARMACEUTICALS CORPORATION

Date:	May 15, 2003	By:	/s/ William H. Rastetter, Ph.D.
William H. Rastetter, Ph.D.
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2003	By:	/s/ Edward M. Rodriguez
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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

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

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Edward M. Rodriguez
Edward M. Rodriguez
Vice President, Finance and Controller
(Principal Financial and Accounting Officer)