Form 10-Q
period 2003-06-30
IDEC PHARMACEUTICALS CORP / DE
filed 2003-08-14
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes   ☒   No   ☐

As of July 31, 2003, the Registrant had 155,449,170 shares of its common stock, $0.0005 par value, issued and outstanding.

IDEC PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

idec pharmaceuticals corporation and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues:
Product sales, net	$4,980	$3,300	$10,642	$3,300
Revenues from unconsolidated joint business	118,365	92,455	229,276	170,637
Corporate partner revenues	217	1,376	890	2,935
Total revenues	123,562	97,131	240,808	176,872
Operating costs and expenses:
Cost of sales	3,791	889	4,643	889
Research and development	47,440	22,980	76,827	42,229
Selling, general and administrative	29,187	23,224	53,052	42,067
Total operating costs and expenses	80,418	47,093	134,522	85,185
Income from operations	43,144	50,038	106,286	91,687
Interest income, net	3,253	4,397	6,563	8,399
Income before income taxes	46,397	54,435	112,849	100,086
Income taxes	17,631	19,052	42,883	35,030
Net income	$28,766	$35,383	$69,966	$65,056

Earnings per share:
Basic	$0.19	$0.23	$0.45	$0.42
Diluted	$0.17	$0.20	$0.41	$0.37

Shares used in calculation of earnings per share:
Basic	155,171	152,827	154,924	153,128
Diluted	178,308	179,515	178,066	180,965

See accompanying notes to the condensed consolidated financial statements.

idec pharmaceuticals corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value data)

(Unaudited)

	June 30, 2003	December 31, 2002
assets
Current assets:
Cash and cash equivalents	$292,538	$350,129
Securities available-for-sale	445,096	437,645
Accounts receivable, net	1,991	4,920
Due from related parties	103,729	100,288
Inventories	38,419	33,665
Deferred tax assets	25,909	27,675
Prepaid expenses and other current assets	20,359	23,288
Total current assets	928,041	977,610

Securities available-for-sale	713,059	660,091
Property and equipment, net	368,503	264,537
Deferred tax assets	73,374	85,197
Restricted cash	25,000	22,500
Investments and other assets	50,600	49,754
Total assets	$2,158,577	$2,059,689

liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued costs and expenses	$51,440	$55,493
Other current liabilities	806	732
Total current liabilities	52,246	56,225

Notes payable	876,641	866,205
Other liabilities	29,559	27,569

Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $0.001 par value	—	—
Common stock, $0.0005 par value	79	78
Additional paid-in capital	998,886	977,672
Accumulated other comprehensive income	3,024	3,764
Retained earnings	333,142	263,176
	1,335,131	1,244,690
Less treasury stock, at cost	135,000	135,000
Total stockholders’ equity	1,200,131	1,109,690
Total liabilities and stockholders’ equity	$2,158,577	$2,059,689

See accompanying notes to the condensed consolidated financial statements.

idec pharmaceuticals corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$69,966	$65,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,103	4,540
Non-cash interest expense	18,964	6,808
Deferred income taxes and tax impact from stock options	26,136	33,517
Gain on sales of securities available-for-sale	(1,652)	(830)
Other	(96)	1,721
Change in assets and liabilities:
Accounts receivable, net	2,929	(2,561)
Due from related parties	(3,441)	(10,601)
Inventories	(4,754)	(13,284)
Prepaid expenses and other assets	1,035	(21,265)
Restricted cash	(2,500)	(9,498)
Accounts payable and accrued costs and expenses	(4,053)	5,441
Other liabilities	2,160	(571)
Net cash provided by operating activities	110,797	58,473

Cash flows from investing activities:
Purchases of securities available-for-sale	(589,698)	(650,532)
Sales and maturities of securities available-for-sale	521,551	219,523
Purchases of property and equipment	(109,425)	(50,846)
Net cash used in investing activities	(177,572)	(481,855)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	—	696,004
Proceeds from issuance of common stock, net	9,184	12,975
Purchase of common stock for treasury	—	(135,000)
Net cash provided by financing activities	9,184	573,979

Net increase in cash and cash equivalents	(57,591)	150,597
Cash and cash equivalents, beginning of period	350,129	425,999
Cash and cash equivalents, end of period	$292,538	$576,596

See accompanying notes to the condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and unless as otherwise noted)

(Unaudited)

Note 1.           Summary of Significant Accounting Policies

The condensed consolidated financial statements as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002 are unaudited.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America.  We believe the disclosures made are adequate to make the information presented not misleading.  However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

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

Note 2.           Significant Events

On June 20, 2003, we entered into an Agreement and Plan of Merger with Biogen, Inc., or Biogen, under which a newly created IDEC subsidiary will merge with and into Biogen in a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States of America, with us treated as the acquiror.  Under the purchase method of accounting for business combinations, the assets and liabilities of Biogen will be recorded, as of the completion of the merger, at their fair values and added to ours.  Under the terms of the merger agreement, each share of Biogen common stock outstanding on the closing date of the merger will be exchanged for 1.15 shares of our common stock, plus cash in lieu of fractional shares.  In addition, each option to purchase Biogen common stock that is outstanding on the closing date will be assumed by us and will thereafter constitute an option to acquire shares of our common stock determined by multiplying the number of shares of Biogen common stock subject to the option immediately prior to the merger by 1.15, rounded down to the nearest whole share, with an exercise price equal to the exercise price of the assumed Biogen option divided by 1.15, rounded up to the nearest whole cent.  Each of these options will be subject to the same terms and conditions that were in effect for the Biogen options being replaced.

Upon completion of the merger, our stockholders are expected to own approximately 50.5% of the combined company and Biogen stockholders are expected to own approximately 49.5% of the combined company, on a fully diluted basis.  As used in the calculation of the respective ownership interest of each company’s stockholders upon completion of the merger, fully diluted means that the numbers of shares issuable upon conversion or exercise, as applicable, of outstanding convertible preferred stock and promissory notes and stock options with conversion prices or exercise prices, as applicable, that are less than the market price of the applicable company’s common stock minus the number of shares of stock that could be purchased with the proceeds that would be received by the companies from the exercise of such options (assuming such options actually were exercised), are deemed to be outstanding.  The merger has been unanimously approved by the board of directors of both us and Biogen.  Completion of the merger is subject to the satisfaction of certain conditions, including approval of the merger by the stockholders of both parties, regulatory approvals and other customary closing conditions.  We expect the merger to be completed in the fourth quarter of 2003.  Either party may be obligated to pay a termination fee of $230 million if the merger agreement is terminated under certain circumstances.  We filed a registration statement on Form S-4 with the U.S.

Securities and Exchange Commission on July 16, 2003 that includes a preliminary joint proxy statement/prospectus and other relevant documents in connection with the proposed merger.

On June 19, 2003, we entered into an amended and restated collaboration agreement with Genentech, Inc., or Genentech, for the development of one or more new anti-CD20 antibodies targeting B-cell disorders for a broad range of indications.  In connection with the signing of the agreement, we made a $20 million payment to Genentech in June, which has been recorded to research and development expense.  We are responsible for a portion of the development costs under the anti-CD20 development program.  Until such time as a new product developed under the amended and restated collaboration agreement is approved, the existing Rituxan® copromotion profit sharing arrangement between us and Genentech, as discussed in Note 3, will remain unchanged.  Upon approval of a new anti-CD20 product, the pretax copromotion profit sharing formula for the combination of Rituxan and the new product will change over a period of time to a lower fixed annual profit sharing percentage.

Note 3.       Revenues from Unconsolidated Joint Business

Revenues from unconsolidated joint business consist of our share of the pretax copromotion profits generated from our Rituxan copromotion arrangement with Genentech, a related party, reimbursement from Genentech of our Rituxan-related sales force and development expenses and royalty revenue on sales of Rituximab outside the United States by F. Hoffman-La Roche Ltd., or Roche, and Zenyaku Kogyo Co., Ltd., or Zenyaku, both related parties.  Rituxan is the trade name in the United Sates, Canada and Japan for the compound Rituximab.  Outside the United States, Canada and Japan, Rituximab is marketed as MabThera.  In this Form 10-Q, we refer to Rituximab, Rituxan and MabThera collectively as Rituxan, except where we have otherwise indicated.  We are copromoting Rituxan in the United States with Genentech under a copromotion arrangement whereby we receive a share of the pretax copromotion profits.  The pretax copromotion profit-sharing formula under our Rituxan copromotion arrangement has two tiers.  We earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is achieved.  The profit-sharing formula resets annually at the beginning of each year to the lower tier.  We began recording our profit share at the higher percentage during the first quarter of 2003 and 2002.

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

Revenues from unconsolidated joint business for the three and six months ended June 30, 2003 and 2002 consist of the following:

	Three months ended June 30,		Six months ended June 30.
	2003	2002	2003	2002
Copromotion profits	$99,901	$77,624	$192,425	$143,136
Reimbursement of selling and development expenses	4,537	3,752	8,236	7,384
Royalty revenue on sales of Rituxan outside the U.S., including royalties received directly from Roche	13,927	11,079	28,615	20,117
Total revenues from unconsolidated joint business	$118,365	$92,455	$229,276	$170,637

Note 4.           Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.  Included in inventory are raw materials used in the production of clinical products which are recorded to research and development expense when consumed.  Inventories consist of the following:

	June 30, 2003	December 31, 2002
Raw materials	$3,162	$2,911
Work in process	35,257	30,582
Finished goods	—	172
	$38,419	$33,665

Zevalin® manufactured prior to approval by the U.S. Food and Drug Administration, or FDA, in February 2002 was recorded as research and development expense.

Note 5.           Earnings Per Share

The calculation of basic earnings per share utilizes net income and the weighted-average number of common shares outstanding during the period.  The calculation of diluted earnings per share utilizes net income, adjusted for the after-tax amount of interest associated with our convertible promissory notes due 2019, and the weighted-average number of common shares outstanding during the period increased to include the potential dilutive effects of our stock options, convertible preferred stock and convertible promissory notes due 2019.  Earnings per share for the three and six months ended June 30, 2003 and 2002 was calculated as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Numerator:
Net income	$28,766	$35,383	$69,966	$65,056
Adjustment for interest, net of income tax effect	1,345	1,255	2,616	2,477
Net income, adjusted	$30,111	$36,638	$72,582	$67,533

Denominator:
Weighted-average common shares outstanding	155,171	152,827	154,924	153,128
Effect of dilutive securities:
Stock options	7,029	9,872	7,034	11,019
Convertible preferred stock	2,173	2,881	2,173	2,881
Convertible promissory notes due 2019	13,935	13,935	13,935	13,937
Dilutive potential common shares	23,137	26,688	23,142	27,837
Weighted-average common shares and dilutive potential common shares	178,308	179,515	178,066	180,965

Basic earnings per share	$0.19	$0.23	$0.45	$0.42
Diluted earnings per share	$0.17	$0.20	$0.41	$0.37

Excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2003 were options to acquire 13.7 million and 18.1 million shares, respectively, of common stock because their effect would be antidilutive.  Excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2002 were options to acquire 5.6 million and 4.6 million shares, respectively, of common stock because their effect would be antidilutive.

Excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2003 were 8.7 million shares of common stock from the assumed conversion of our 30-year senior convertible promissory notes due 2032 because their effect would be antidilutive.  Excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2002 were 6.3 million and 3.2 million shares, respectively, of common stock from the assumed conversion of our 30-year senior convertible promissory notes due 2032 because their effect would be antidilutive.

Note 6.           Stock-Based Compensation

We account for our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no stock-based employee compensation is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2003 and 2002 if we had applied the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement No. 123, Accounting for Stock-based Compensation, to stock-

based employee compensation.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income, as reported	$28,766	$35,383	$69,966	$65,056
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of the related income tax effect	(12,752)	(11,612)	(23,811)	(21,939)
Pro forma net income	$16,014	$23,771	$46,155	$43,117

Earnings per share:
Basic – as reported	$0.19	$0.23	$0.45	$0.42
Basic – pro forma	$0.10	$0.16	$0.30	$0.28

Diluted – as reported	$0.17	$0.20	$0.41	$0.37
Diluted – pro forma	$0.09	$0.14	$0.27	$0.25

Note 7.           Comprehensive Income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes certain changes in stockholders’ equity that are excluded from net income, specifically unrealized gains and losses on securities available-for-sale, net of the related tax effects.  Total comprehensive income for the three months ended June 30, 2003 and 2002 was $28.1 million and $37.3 million, respectively.  Total comprehensive income for the six months ended June 30, 2003 and 2002 was $69.2 million and $65.7 million, respectively.

Note 8.           Segment Information

We operate in one segment, which is the research, development, manufacture and commercialization of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases. The chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment.

Note 9.           Guarantees

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

Note 10.         Legal Contingencies

On September 10, 2001, we filed a lawsuit in the federal district court in the Southern District of California against Corixa Corporation, formerly Coulter Pharmaceuticals, Inc., or Corixa, and the University of Michigan seeking declaratory judgment that Zevalin and its use in the treatment of various B-cell non-Hodgkin’s lymphomas, or NHLs, does not infringe certain issued U.S. patents of Corixa regarding products and processes relating to radioimmunotherapy, and a further declaration that Corixa’s patents are invalid.  On September 12, 2001, Corixa, GlaxoSmithKline, plc (Corixa’s marketing partner), or Glaxo, and the University of Michigan filed a lawsuit in the federal district court in the District of Delaware against us for patent infringement.  The lawsuit claims that we infringe the patents that are the subject of our declaratory judgment action against Corixa.  The lawsuit seeks damages and to permanently enjoin us from selling Zevalin.  This action has been transferred to the federal district court for the Southern District of California and has been consolidated with our lawsuit.  We cannot predict or determine the outcome of this litigation.  An unfavorable outcome in this matter could limit our ability to sell Zevalin, could require us to pay damages for past sales of Zevalin and could require that we obtain a license from third parties to sell Zevalin.  Any such unfavorable outcome could harm our business and our results of operations.

On February 25, 2003, we filed an additional lawsuit against Corixa and Glaxo in the federal district court in the Southern District of California.  The complaint alleges that Corixa’s and Glaxo’s conduct since the recommendation for approval of Bexxar® (tositumomab, iodine I-131 tositumomab) by the FDA’s Oncologic Drugs Advisory Committee, or ODAC, constitutes, or will constitute, infringement of a patent recently issued to us.  The complaint seeks available remedies under patent laws, including monetary damages and permanent injunctive relief.

On June 25, 2003, a suit was filed in the Superior Court of California, County of San Diego, on behalf of a purported class of Biogen stockholders against Biogen, us and certain members of Biogen’s board of directors alleging, among other things, that each of Biogen, us and the members of Biogen’s board of directors breached and/or aided in the breach of the other defendants’ breaches of their fiduciary duties of candor, loyalty, due care, independence, good faith and fair dealing by tailoring the structural terms of the merger to meet our specific needs rather than attempting to obtain the highest price reasonably available for Biogen’s stockholders.  The complaint seeks, among other things, to enjoin or rescind the merger and to impose constructive trusts in favor of the plaintiff class.  We and Biogen intend to defend this action vigorously.

In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities.  While the outcome of any such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any such existing matters would have a material adverse effect on our business or financial condition.

Note 11.         New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, or FIN No. 46.  FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.  FIN No. 46 also requires enhanced disclosure requirements related to variable interest entities.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  We do not currently participate in any variable interest entities as defined by FIN No. 46.  Therefore, we do not believe that the adoption of this accounting pronouncement will have a material impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or Statement No. 150.  Statement No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity.  Financial instruments that are within the scope of Statement No. 150 are required to be classified as a liability or, in some circumstances, as an asset.  Many of these financial instruments were previously classified as equity.  Statement No. 150 is immediately effective for financial instruments entered into or modified after May 31, 2003.  It is effective in the first fiscal year or interim period beginning after June 15, 2003 for financial instruments existing prior to June 1, 2003.  We do not currently hold any financial instruments that are within the scope of Statement No. 150.  Therefore, we do not believe that the adoption of this accounting pronouncement will have a material impact on our financial statements.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

We are primarily engaged in the research, development, manufacture and commercialization of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases.

In February 2002, Zevalin became the first radioimmunotherapy approved by the FDA for the treatment of certain B-cell NHLs.  We have retained all marketing and distribution rights to Zevalin in the United States and have granted marketing and distribution rights outside the United States to Schering Aktiengesellschaft, or Schering AG.  The European Medicines Evaluation Agency has accepted for filing the Zevalin Marketing Approval Authorization, submitted by Schering AG in the European Union.  The “Summary of Product Characteristics” was approved by the European Committee for Proprietary Medicinal Products for the treatment of adult patients with Rituximab relapsed or refractory CD20+ follicular B-cell NHL.  Final approval is pending.

Our other product, Rituxan, is being copromoted in the United States under a copromotion arrangement with Genentech, where we receive a share of the pretax copromotion profits from the sale of Rituxan.  Under the copromotion arrangement, we share responsibility with Genentech for selling and continued development of Rituxan in the United States. Continued development of Rituxan includes conducting supportive research on Rituxan, post-approval clinical studies and obtaining approval of Rituxan for potential additional indications.  Genentech provides the support functions for the commercialization of Rituxan in the United States including marketing, customer service, order entry, distribution, shipping, billing and since September 1999, all worldwide bulk manufacturing.  Commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan where Roche markets Rituxan in collaboration with Zenyaku.  We receive royalties on Rituxan sales outside the United States.  We amended and restated our collaboration agreement with Genentech on June 19, 2003.

Our revenues include revenues from product sales of Zevalin, revenues from unconsolidated joint business and corporate partner revenues.  Since the commercialization of Rituxan in November 1997, our revenues have depended primarily upon the sale of Rituxan.

We have incurred increasing annual operating expenses and, with the commercialization of Rituxan and Zevalin, we expect these trends to continue.  From our inception in 1985 through 1997, we incurred annual operating losses.  Our ongoing profitability will be dependent upon the continued commercial success of Rituxan, the commercial success of Zevalin, product development and revenues from the achievement of product development objectives and licensing transactions.  As of June 30, 2003, we had retained earnings of $333.1 million.

On June 20, 2003, we entered into an Agreement and Plan of Merger with Biogen, Inc., or Biogen, under which a newly created IDEC subsidiary will merge with and into Biogen in a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States of America, with us treated as the acquiror.  Under the terms of the merger agreement, each share of Biogen common stock outstanding on the closing date of the merger will be exchanged for 1.15 shares of our common stock, plus cash in lieu of fractional shares.  In addition, each option to purchase Biogen common stock that is outstanding on the closing date will be assumed by us and will thereafter constitute an option to acquire shares of our common stock determined by multiplying the number of shares of Biogen common stock subject to the option immediately prior to the merger by 1.15, rounded down to the nearest whole share, with an exercise price equal to the exercise price of the assumed Biogen option divided by 1.15, rounded up to the nearest whole cent.  Each of these options will be subject to the same terms and conditions that were in effect for the Biogen options being replaced.  Upon completion of the merger, our stockholders are expected to own approximately 50.5% of the combined company and Biogen stockholders are expected to own approximately 49.5% of the combined company, on a fully diluted basis.  The merger has been unanimously approved by the board of directors of both us and Biogen.  Completion of the merger is subject to the satisfaction of certain conditions, including approval of the merger by the stockholders of both parties, regulatory approvals and other customary closing conditions.  We expect the merger to be completed in the fourth quarter of 2003.  Either party may be obligated to pay a termination fee of $230 million if the merger agreement is terminated under certain circumstances.  We filed a registration statement on Form S-4 with the U.S. Securities and Exchange Commission on July 16, 2003 that includes a preliminary joint proxy statement/prospectus and other relevant documents in connection with the proposed merger.

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

Revenues from unconsolidated joint business consist of our share of the pretax copromotion profits generated from our Rituxan copromotion arrangement with Genentech, reimbursement from Genentech of our Rituxan-related sales force and development expenses and royalty revenue from sales of Rituxan outside the United States by Roche and Zenyaku.  Under our copromotion arrangement with Genentech, all sales of Rituxan in the United States and the associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis.  Pretax copromotion profits under the copromotion arrangement are derived by taking net sales of Rituxan to third-party customers in the United States less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us.  Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met.  The profit-sharing formula resets annually at the beginning of each year to the lower tier.  We record our royalty revenue with a one-quarter lag.

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

RESULTS OF OPERATIONS

Product Sales, Net:  Net product sales for the three and six months ended June 30, 2003 were $5.0 million and $10.6 million, respectively, compared to $3.3 million for the three and six months ended June 30, 2002, and consisted solely of net sales of Zevalin in the United States.  Zevalin was approved by the FDA for the treatment of certain B-cell NHLs in February 2002 and we commenced selling Zevalin in April 2002.  Cost of sales as a percentage of product sales was 76% and 44%, respectively, for the three and six months ended June 30, 2003, compared to 27% for the three and six months ended June 30, 2002.  Cost of sales for the three and six months ended June 30, 2003 included a $3.1 million write-down of Zevalin commercial inventory that did not meet quality specifications.  Cost of sales for the three and six months ended June 30, 2002 included certain manufacturing variances of $0.6 million.  Historically, cost of sales has consisted primarily of contractual royalties owed on Zevalin sales.  Zevalin manufactured prior to FDA approval in February 2002 was recorded as research and development expense.  Zevalin sales to date have solely consisted of Zevalin produced prior to FDA approval in February 2002.  Cost of sales as a percentage of product sales for the three and six months ended June 30, 2003 would have been approximately 18% and 19%, respectively, had Zevalin produced prior to FDA approval been capitalized as inventory and excluding the $3.1 million write-down of Zevalin commercial inventory that did not meet quality specifications.  Cost of sales as a percentage of product sales for the three and six months ended June 30, 2002 would have been approximately 12% had Zevalin produced prior to FDA approval been capitalized as inventory and after adjusting for the manufacturing variances.

Revenues from Unconsolidated Joint Business:  Revenues from unconsolidated joint business for the three and six months ended June 30, 2003 and 2002, consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Copromotion profits	$99,901	$77,624	$192,425	$143,136
Reimbursement of selling and development expenses	4,537	3,752	8,236	7,384
Royalty revenue on sales of Rituxan outside the U.S., including royalties received directly from Roche	13,927	11,079	28,615	20,117
Total revenues from unconsolidated joint business	$118,365	$92,455	$229,276	$170,637

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

Rituxan net sales to third-party customers in the United States recorded by Genentech for the three and six months ended June 30, 2003 amounted to $328 million and $638 million, respectively, compared to $257 million and $492 million for the comparable periods in 2002.  This increase was primarily due to increased market penetration in treatments of B-cell NHLs and increases in the wholesale price of Rituxan effective on March 1, 2002 and March 1, 2003.

Our royalty revenue on sales of Rituxan outside the United States is based on Roche’s and Zenyaku’s end-user sales and is recorded with a one-quarter lag.  The increase in royalty revenue for the three and six months ended June 30, 2003 is primarily due to higher sales of Rituxan outside the United States resulting from increased penetration of certain foreign markets, primarily Western Europe, Australia and Canada.

Corporate Partner Revenues:  Corporate partner revenues for the three months ended June 30, 2003 totaled $0.2 million compared to $1.4 million for the comparable period in 2002.  The decrease in corporate partner revenues for the three months ended June 30, 2003 is primarily the result of the recognition of a $1 million milestone payment under our collaborative development agreement with Mitsubishi Pharma Corporation in the comparable period in 2002.  Corporate partner revenues for the six months ended June 30, 2003 totaled $0.9 million compared to $2.9 million for the comparable period in 2002.  The decrease in corporate partner revenues for the six months ended June 30, 2003 is the result of the recognition of a $1 million milestone payment under our collaborative development agreement with Mitsubishi Pharma Corporation in the comparable period in 2002 and decreased research and development funding under our collaborative agreements.

Corporate partner revenues are, in part, dependent upon achievement of certain research and development and commercialization objectives and, accordingly, may vary from year to year.  The magnitude and timing of corporate partner revenues may influence our level of profitability.  For example, a further delay in Zevalin approval in Europe will result in a delay in the payment and recognition of a $10 million product approval milestone from Schering AG.

Research and Development Expenses:  Research and development expenses totaled $47.4 million and $76.8 million for the three and six months ended June 30, 2003, respectively, compared to $23.0 million and $42.2 million for the comparable periods in 2002.  The increase in research and development expenses for the three and six months ended June 30, 2003 is primarily due to a $20 million payment to Genentech in conjunction with signing the amended and restated collaboration agreement in June 2003, which was recorded to research and development expense.  Additionally, the increase in research and development expenses is due to increased personnel, facility and contract research and development expenses related to our new oncology collaboration with Biogen entered into in January 2003.

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

•                  expansion or addition of research and development programs;

•                  technology in-licensing;

•                  regulatory-related expenses;

•                  expansion of clinical manufacturing capabilities; and

•                  facilities expansion.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses totaled $29.2 million and $53.1 million for the three and six months ended June 30, 2003, respectively, compared to $23.2 million and $42.1 million for the comparable periods in 2002.  This increase is primarily due to expansion of our sales, marketing and administrative functions to support the commercialization of Zevalin, increased legal fees to protect our intellectual property rights and general increases in general and administrative expenses to support overall organizational growth.  Selling, general and administrative expenses are expected to increase in the foreseeable future to support the following:

•                  marketing and administration related to the commercialization of Zevalin;

•                  manufacturing capacity expansion;

•                  clinical trials;

•                  research and development; and

•                  protection and enforcement of our intellectual property rights for Zevalin and our product candidates.

Interest Income, Net:  Interest income totaled $8.1 million and $16.3 million for the three and six months ended June 30, 2003, respectively, compared to $8.5 million and $14.4 million for the comparable periods in 2002.  The decrease in interest income for the three months ended June 30, 2003 is due to lower interest rates realized on our cash, cash equivalents and securities available-for-sale.  The increase in interest income for the six months ended June 30, 2003 is due to higher cash balances from the issuance of our 30-year senior convertible promissory notes, or senior notes, in April and May 2002.

Interest expense totaled $4.9 million and $9.8 million for the three and six months ended June 30, 2003, respectively, compared to $4.1 million and $6.0 million for the comparable periods in 2002.  This increase is due to noncash interest charges relating to the issuance of our senior notes in April and May 2002.

Income Taxes:  Our effective tax rate for the three and six months ended June 30, 2003 was 38% compared to 35% for the comparable periods in 2002.  Our effective tax rates in 2003 and 2002 were less than a normal statutory rate due primarily to the generation of tax credits by our research and development activities.  We expect that our effective tax rate in the future will continue to be lower than a normal statutory rate as a result of our continued research and development efforts which we expect will generate tax credits.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operating and capital expenditures since inception principally through sales of equity securities, funds from our unconsolidated joint business arrangement related to the sales of Rituxan, corporate partner revenues, lease financing transactions, debt financing transactions and interest income.  We expect to finance our current and planned operating requirements principally through cash on hand, funds from our unconsolidated joint business arrangement related to the sale of Rituxan, funds from commercial sales of Zevalin and funds from existing collaborative agreements and contracts.  We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future.  Existing collaborative research agreements and contracts, however, could be canceled by the contracting parties.  In addition, we may from time to time seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.  Additional funds may not be obtainable through these sources on acceptable terms, if at all.  If adequate funds are not obtainable from our unconsolidated joint business arrangement related to the sale of Rituxan, commercial sales of Zevalin, operations or additional sources of financing, our business could be harmed.  Our working capital and capital requirements will depend upon numerous factors, including:

•                  continued commercial success of Rituxan;

•                  commercial success of Zevalin;

•                  timing and expense of obtaining regulatory approvals;

•                  funding and timing of payments related to several material capital projects, including the development of our large-scale manufacturing facility and corporate headquarters and research and development campus;

•                  progress of our preclinical and clinical testing;

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

At June 30, 2003, we had $1.5 billion in cash, cash equivalents and securities available-for-sale compared to $1.4 billion at December 31, 2002.  Sources of cash, cash equivalents and securities available-for-sale during the six months ended June 30, 2003, included $110.8 million from operations and $9.2 million from the issuance of common stock under employee stock option and purchase plans.  Uses of cash, cash equivalents and securities available-for-sale during the six months ended June 30, 2003 consisted of $109.4 million to fund construction projects and purchase capital equipment.

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

Upon maturity, the senior notes will have an aggregate principal face value of $1.2 billion.  Each one-thousand dollar aggregate principal face value senior note is convertible at the holder’s option at any time through maturity into 7.1881 shares of our common stock at an initial conversion price of $82.49.  In addition, holders of the senior notes may require us to purchase all or a portion of the senior notes on April 29, 2005, 2007, 2012 and 2017 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, payable at our option in cash, our common stock or a combination thereof.  In addition, if a change in control in our company occurs on or before April 29, 2007, holders of the senior notes may require us to purchase all or a portion of their senior notes for cash.  We have the right to redeem all or a portion of the senior notes for cash at any time on or after April 29, 2007 at set prices.

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

We have an agreement with MDS Canada, Inc., formerly MDS Nordion, Inc., or MDS Canada, for the development and supply of the radioisotope yttrium-90 required for the therapeutic use of Zevalin.  Under the terms of our agreement with MDS Canada, we are obligated to make periodic payments into an escrow account.  These funds secure certain obligations we have under our agreement regarding MDS Canada’s obligation to establish a new facility to supply us with yttrium-90.  As of June 30, 2003, we have paid $25.0 million into this escrow fund.

We own approximately 42.6 acres of land in San Diego, California where we are developing administrative offices and a research and development facility.  The first phase of construction is expected to be completed in mid 2004 at an estimated total cost of approximately $178 million to be funded from our working capital.  As of June 30, 2003, we have invested approximately $22.1 million in the construction of this campus.

We own approximately 87 acres of land in Oceanside, California where we are developing a large-scale manufacturing facility that we anticipate using to commercialize our products currently in clinical trials if they are approved by the FDA.  This facility will allow us to better control the manufacture of our products, reducing our reliance on contract manufacturers, as well as reducing our commercial supply risk.  We expect the new facility to be mechanically completed in 2005, followed by commissioning and validation in 2006.  Total costs of this facility upon completion are estimated to be approximately $400 million which will be funded from our working capital.  As of June 30, 2003, we have invested approximately $180.3 million in the construction of this large-scale manufacturing facility.

In connection with our research and development efforts, we have entered into various collaborative arrangements under which we may be obligated to pay royalties or milestone payments if product development is successful.  It is not anticipated that the aggregate of any royalty or milestone obligations under these arrangements will be material to our operations.

In January 2003, we entered into a collaboration agreement with Biogen under which we will collaborate on the development of three oncology therapeutics from Biogen’s pipeline of early-stage product candidates, including IDEC-201.  Under the terms of this agreement, we will be responsible for the development costs of the product candidates, until that time, if any, when Biogen exercises opt-in rights with respect to each specific product candidate.  If Biogen exercises its opt-in rights for a specific product, we will share equally with Biogen all subsequent costs and economic benefit related to that specific product.  If Biogen chooses not to exercise its opt-in rights, we will pay royalties to Biogen for future sales, if any, of the specific products.  This agreement will terminate if the merger with Biogen is completed.

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

Our Revenues Rely Significantly on Rituxan Sales.

Our revenues currently depend substantially upon continued sales of Rituxan.  For each of the six months ended June 30, 2003 and the year ended December 31, 2002, approximately 95% of our revenues were derived from our joint business arrangement related to the sale of Rituxan. We cannot assure you that Rituxan will continue to be accepted in the United States or in any foreign markets or that Rituxan sales will continue to increase.  A number of factors may affect the rate and level of market acceptance of Rituxan, including:

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

•                  the price of Rituxan relative to other drugs or competing treatments;

•                  the availability and level of third-party reimbursement for Rituxan; and

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

Our radioimmunotherapy product Zevalin was approved by the FDA for marketing and sale in the United States in February 2002 and we began selling the product in April 2002.  We cannot assure you that Zevalin will be accepted or widely used by physicians and other members of the healthcare community in the United States.  Further, marketing approval for Zevalin in Europe is pending and we cannot be certain that, even if marketing approval is obtained, our exclusive worldwide marketing partner, Schering AG, will be able to successfully commercialize Zevalin in Europe.  Factors that might impact the success of Zevalin include:

•                  the perception by physicians and other members of the healthcare community of its safety and efficacy or that of competing products;

•                  unfavorable publicity concerning Zevalin or similar drugs;

•                  its price relative to other drugs or competing treatments;

•                  the availability and level of third-party reimbursement;

•                  regulatory developments related to the manufacture or continued use of Zevalin;

•                  successful commercialization of Bexxar® (tositumomab, iodine I-131 tositumomab) or other competitive products; and

•                  an adverse outcome of our patent litigation.

In addition, we have limited marketing support service experience and, therefore, we are dependent upon outside contractors to meet those needs for Zevalin.  For example, we rely upon a third-party logistics distributor to provide customer service, order entry, shipping and billing for Zevalin.  Customer reimbursement assistance for Zevalin is provided by a separate outside contractor.  We cannot assure that the integration of these marketing support services can be coordinated successfully. Further, given our limited marketing and sales experience, we cannot assure you that we will be successful in selling Zevalin in the United States.

We rely on MDS Canada to provide the yttrium-90 radioisotope required for therapeutic use of Zevalin, and we rely on third parties for various manufacturing steps in the production of Zevalin.  In addition, there are currently only two sources approved by the FDA to supply the indium-111 isotope required for the imaging use of Zevalin.  If we were to lose the services of any of these parties, we would be forced to find other providers, which could delay our ability to sell Zevalin.  In addition, each of these third-party providers is subject to continuing inspection by the FDA or comparable agencies in other jurisdictions.  A delay or an interruption in the manufacture of Zevalin or the production or availability of the yttrium-90 radioisotope or the indium-111 isotope for any reason, including as a result of a failure to pass any regulatory agency inspection, could significantly impair our ability to sell Zevalin.

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

Zevalin has multiple components that require successful coordination among ourselves and several third-party contract manufacturers and suppliers.  We may not be able to integrate and coordinate successfully our contract manufacturers and suppliers.  In addition, our contract manufacturers and suppliers are required to maintain compliance with current Good Manufacturing Practices, or cGMP, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm this compliance.  Any changes of suppliers or modifications of methods of manufacturing require amending our application to the FDA and ultimate amendment acceptance by the FDA prior to release of product to the market place.  The inability of our contract manufacturers and suppliers to demonstrate ongoing cGMP compliance and produce Zevalin components could interrupt commercial supply of Zevalin.  If Zevalin production was interrupted or our third-party manufacturer was unable to manufacture adequate commercial quantities of Zevalin in a timely manner, it could harm our business.

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

For example, we have entered into an agreement with MDS Canada, the commercial supplier of the yttrium-90 radioisotope required for the therapeutic use of Zevalin, and will rely upon MDS Canada to supply our clinical and commercial requirements.  If MDS Canada does not maintain FDA approvals or approvals of comparable agencies in other jurisdictions to produce the radioisotope yttrium-90 for Zevalin, or if we are unable to receive an adequate supply of this radioisotope for any other reason, including those described above, we would be unable to sell Zevalin for therapeutic use unless we were to obtain a new supplier.  We are aware of other entities that may be able to provide the radioisotope that we need for the therapeutic use of Zevalin but we believe that these suppliers would be required to apply for additional governmental approvals to do so.  The process of establishing a relationship with another supplier and the process of obtaining the required governmental approvals would be time-consuming and uncertain.  We cannot assure you that we could reach an agreement with another supplier in a timely manner or on commercially reasonable terms, if at all.  As a result of these concerns, if we were to lose our supply or were unable to receive sufficient quantities of the radioisotope from our sole supplier, our ability to sell Zevalin could be harmed which, in turn, could harm our business.

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

We Are Subject to Uncertainties Regarding Healthcare Reimbursement and Reform.

Our ability to commercialize products successfully depends in part on the extent to which health care providers are reimbursed by governmental agencies, including the Center for Medicare and Medicaid Services, or CMS, private health insurers and other organizations, such as health maintenance organizations, for the cost of such products and related treatments.  Our business could be harmed if health care payers or providers implement cost-containment measures, or if governmental agencies implement health care reform.  For example, CMS has indicated it may issue a National Coverage Decision for the Zevalin therapeutic regimen which, if issued, might limit the patients and situations for which the Medicare program would provide reimbursement for Zevalin.

In addition, we cannot assure you that current or any future level of Medicare reimbursement for our products will be viewed favorably by health care providers and that they will prescribe our products as a result.  For example, effective January 1, 2003, many anticancer drugs and biologics covered by the Medicare program, including Rituxan, were assigned new payment rates for use in the hospital outpatient setting.  Although most patients do not receive Rituxan in the hospital outpatient setting and so the majority of patients will not be affected, this anomaly could cause some hospitals to decide not to provide Rituxan under certain circumstances.  Also in January 2003,

CMS classified the Zevalin therapeutic regimen as a procedure under its Hospital Outpatient Prospective Payment System, or HOPPS, rather than a drug, causing the baseline reimbursement rate set by CMS for Zevalin to be subject to adjustment based on a geographic wage index.  CMS applies this index to procedure payments under HOPPS to account for the regional variances in wages of hospital staff who perform health care services. As a result, in some lower-wage regions of the United States the level of reimbursement for Zevalin is less than the baseline rate and, consequently, less than the cost of acquiring the therapy.  This anomaly could cause certain health care providers to decline to deliver the therapy in certain circumstances.  On August 6, 2003, CMS released its draft rule for the 2004 HOPPS which includes proposed new payment rates for all outpatient services. Although under the draft rule payment for the Zevalin portion of the treatment will not be subject to the wage index, the proposed new payment rates will be less than current acquisition costs.  We believe the proposed Zevalin payment rates for 2004 are in error and intend to work with CMS to rectify the error prior to implementation of the final rule.  We cannot be certain that we will be successful in effecting a favorable change in the final rule.  Further, when the Zevalin therapeutic regimen is administered in a private-practice setting, such as a free-standing imaging center, payment rates for the Zevalin imaging and therapy doses are set by the local Medicare carrier and so may differ from carrier to carrier.  As a result, if a health care provider in this setting deems a reimbursement rate to be insufficient, it could influence his or her decision whether to use Zevalin versus an alternative anticancer drug.

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

Even if a trial is fully enrolled, significant uncertainties remain as to whether it will prove successful.  For example, in September 2002 we announced that we will not pursue further development of IDEC-114 for patients with moderate-to-severe psoriasis.  In addition, we announced during the second quarter of 2002 that all ongoing clinical trials for our anti-CD40L monoclonal antibody, IDEC-131, were put on hold.  In May 2003, clinical hold on our Phase II clinical trial for IDEC-131 in immune thrombocytopenic purpura was removed.  Our remaining clinical trials for IDEC-131 remain on hold.  We cannot predict when, if ever, we will resume these clinical trials.

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

Our Industry Is Intensely Competitive.

The biotechnology industry is intensely competitive and we may not be able to produce or acquire rights to new products with commercial potential.  We compete with biotechnology and pharmaceutical companies that have been established longer than we have, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages.  We also compete in the development of technologies and processes and in acquiring personnel and technology from academic institutions, government agencies, and other private and public research organizations.  We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours. For example, on June 30, 2003, one of our competitors, Corixa, along with its marketing partner Glaxo, received FDA approval for Bexxar, an investigational radioimmunotherapy for the treatment of low-grade or transformed low-grade NHL.  If Corixa and/or Glaxo successfully markets Bexxar, our business could be harmed.

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

Failure to Obtain Product Approvals or Comply with Government Regulations Could Harm Our Business.

As pharmaceutical companies, we and our partners, contract manufacturers and suppliers are subject to rigorous and extensive regulation by governmental authorities in the United States and other countries.  In the United States, our products cannot be marketed until they are approved by the FDA.  Obtaining FDA approval involves the submission, among other information, of the results of preclinical and clinical studies on the product and requires substantial time, effort and financial resources.  The FDA will also conduct pre-licensing and regular post-licensing inspections of the facility or facilities at which the product is manufactured to determine compliance with cGMP.  Rituxan and Zevalin are our only products that have received FDA approval, and we cannot assure you that our product candidates will be approved either in the United States or in other countries in a timely fashion, if at all.  Failure to comply with FDA requirements, both before and after product approval, may subject us or our partners, contract manufacturers and suppliers to administrative or judicial sanctions, including FDA refusal to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines, injunctions and/or criminal prosecution.

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

Volatility of Our Stock Price.

The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile.  For example, the market price of our common stock fluctuated between $27.80 per share and $42.15 per share during the six months ended June 30, 2003.  The market price of our common stock likely will continue to fluctuate due to a variety of factors, including:

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

•                  our board of directors has the authority to issue, without vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares.  Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock.  Although we had 36,214 shares of non-voting convertible preferred stock outstanding as of June 30, 2003, which were convertible into 2,172,840 shares of common stock, the board of directors has no present intention of issuing any additional shares of preferred stock.  However, the board of directors may issue additional series of preferred stock in the future;

•                  our collaboration agreement with Genentech provides Genentech with the option to buy the rights to Rituxan and retain control of any additional anti-CD20 products developed under the collaboration in the event that we undergo a change of control, which may limit our attractiveness to potential acquirors;

•                  under the terms of the LYONs, any acquiror would be required to repurchase the LYONs for cash in connection with its acquisition of us before 2007; and

•                  our directors are elected to staggered terms which prevents the entire board from being replaced in any single year.

Our Proposed Merger With Biogen May Divert the Attention of Management.

Securing stockholder, regulatory and other required approvals of our proposed merger with Biogen will require the commitment of significant time from our senior officers.  In addition, if the merger is approved and is completed, integrating the operations of the two companies will require significant attention by the management of both companies.  To the extent that these responsibilities conflict with the other duties of these individuals, our business and prospects could be harmed.

Our Merger Agreement With Biogen Requires Payment of a Termination Fee of Up to $230 Million In Certain Instances, Which Could Deter a Third Party From Proposing an Alternative Transaction to the Merger.

Under the terms of our merger agreement with Biogen, we, Biogen or both of us may be required to pay to the other party a termination fee of up to $230 million if the merger agreement is terminated under certain circumstances.  With some exceptions, these circumstances include, among others, (i) situations in which one party has terminated the merger agreement as a result of the withdrawal, modification or change in the recommendation of the other party’s board of directors with respect to the merger and (ii) certain other terminations if, prior to the termination, a third party announced an offer or indicated an interest in a transaction involving a party and/or, within 12 months of such termination, that party enters into a transaction involving the sale of that party, or the merger of that party, with another company.  The effect of this termination fee may discourage competing bidders from presenting proposals to acquire or merge with us that, from a financial perspective, might be superior to the terms of the merger.  Our financial position and results of operations would be adversely affected if we were required to pay the termination fee to Biogen.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to a variety of risks, including changes in interest rates affecting the return on our investments and the cost of our debt.

At June 30, 2003, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less.  We also maintained an investment portfolio containing financial instruments in which the majority have original maturities of greater than three months but less than twenty-four months.  These financial instruments, principally comprised of corporate obligations and U.S. government obligations, are subject to interest rate risk and will decline in value if interest rates increase.  A hypothetical ten percent change in interest rates during the six months ended June 30, 2003, would have resulted in an approximately $0.8 million change in pretax income.  We have not used derivative financial instruments in our investment portfolio.

Our long-term debt totaled $856.2 million at June 30, 2003 and was comprised solely of our subordinated notes which bear interest at 5.5% and our senior notes which bear interest at 1.75%.  These long-term debt obligations bear interest at a weighted average interest rate of 2.4%.  Due to the fixed rate nature of our convertible promissory notes, an immediate ten percent change in interest rates would not have a material effect on our financial condition or results of operations.

We are also exposed to market risk in that an increase in our stock price or an increase in interest rates may make conversion of our convertible promissory notes to common stock beneficial to the noteholders.  Conversion of our convertible promissory notes would have a dilutive effect on our basic earnings per share and book value per common share.

Item 4.            Controls and Procedures.

We performed an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report.  Based on that evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures are effective and provide for timely collection and evaluation of information that may need to be disclosed to investors.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, nor were there any significant deficiencies or material weaknesses in our internal controls.  Accordingly, no corrective actions with regard to significant deficiencies and material weaknesses were required or undertaken.

PART II — OTHER INFORMATION

Item 1.            Legal Proceedings

On June 25, 2003, a suit was filed in the Superior Court of California, County of San Diego, on behalf of a purported class of Biogen stockholders against Biogen, us and certain members of Biogen’s board of directors alleging, among other things, that each of Biogen, us and the members of Biogen’s board of directors breached and/or aided in the breach of the other defendants’ breaches of their fiduciary duties of candor, loyalty, due care, independence, good faith and fair dealing by tailoring the structural terms of the merger to meet our specific needs rather than attempting to obtain the highest price reasonably available for Biogen.  The complaint seeks, among other things, to enjoin or rescind the merger and to impose constructive trusts in favor of the plaintiff class.  We and Biogen intend to defend this action vigorously.

Item 4.          Submission of Matters to a Vote of Security Holders.

On May 19, 2003, we held our Annual Meeting of Stockholders at which the stockholders approved all of the proposals listed below:

(1)                 The election of Alan B. Glassberg, M.D., Robert W. Pangia, and William D. Young to the Board of Directors to serve for a three-year term ending in the year 2006, or until their successors shall have been duly elected or appointed or until their earlier death, resignation or removal.

(2)                 The amendment to our 1988 Stock Option Plan to increase the total number of shares of common stock authorized for issuance thereunder by an additional 5,700,00 shares from 58,580,000 shares to 64,280,000 shares.

(3)                 The amendment to the 1993 Non-Employee Directors Stock Option Plan to increase the annual non-statutory stock option grant to non-employee directors from 10,000 shares to 12,500 shares of common stock, effective with the January 2004 annual grant.

(4)                 The selection of KPMG LLP as our independent public accountants for the fiscal year ending December 31, 2003.

The following directors received the number of votes set opposite their respective names:

	For Election	Withheld
Alan B. Glassberg, M.D.	123,179,571	2,090,107
Robert W. Pangia	117,251,085	8,018,593
William D. Young	116,033,233	9,236,445

The proposal to amend the 1988 Stock Option Plan received 69,128,425 affirmative votes (for the amendment), 55,851,115 negative votes (against the amendment) and 290,136 votes abstained.  The proposal did not receive any broker non-votes.

The proposal to amend the 1993 Non-Employee Directors Stock Option Plan received 112,951,293 affirmative votes (for the amendment), 12,060,185 negative votes (against the amendment) and 258,198 votes abstained.  The proposal did not receive any broker non-votes.

The proposal to select KPMG LLP as our independent public accountants received 118,286,336 affirmative votes (for the selection), 6,814,768 negative votes (against the selection), and 168,574 votes abstained.  This proposal did not receive any broker non-votes.

Item 6.            Exhibits and Reports on Form 8-K.

(a)                             Exhibits referenced.

Exhibit Number	Description

2.1(1)	Agreement and Plan of Merger dated as of June 20, 2003.

3.1(2)	Form of the amendment to the Amended and Restated Certificate of Incorporation of the Registrant.

3.2(2)	Form of the amendment to the Bylaws of the Registrant.

4.2(1)	Amendment No. 1 to Amended and Restated Rights Agreement dated as of June 20, 2003.

10.1(3)	1988 Stock Option Plan (Amended and Restated through February 26, 2003).

10.14(4)	1993 Non-Employee Directors Stock Option Plan (Amended and Restated through February 26, 2003).

10.30(5)	Amended and Restated Collaboration Agreement dated as of June 19, 2003 between IDEC and Genentech, Inc.

10.71(2)	Employment Agreement dated as of June 20, 2003 between IDEC and William H. Rastetter, Ph.D.

10.72(2)	Employment Agreement dated as of June 20, 2003 between IDEC and James C. Mullen.

31.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as an exhibit hereto.

32.1

Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit hereto.

(1)          Incorporated by reference to exhibit filed with our Current Report on Form 8-K, dated June 23, 2003.

(2)          Incorporated by reference to exhibit filed with our Registration Statement on Form S-4, File No.333-107098.

(3)          Incorporated by reference to exhibit filed with our Registration Statement on Form S-8, File No. 333-106794.

(4)          Incorporated by reference to our Definitive Proxy Statement dated April 14, 2003.

(5)          Incorporated by reference to exhibit filed with our Current Report on Form 8-K, dated July 31, 2003.

(b)                                    Reports on Form 8-K.

On June 23, 2003, we filed a current report on Form 8-K reporting that we had entered into a merger agreement with Biogen, Inc.

On July 17, 2003, we filed a current report on Form 8-K reporting that we issued a press release regarding our financial results for the three months ended June 30, 2003 on July 17, 2003.

On July 31, 2003, we filed a current report on Form 8-K reporting that we had entered into an amended and restated collaboration agreement with Genentech, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEC PHARMACEUTICALS CORPORATION

Date:	August 14, 2003	By:	/s/ William H. Rastetter, Ph.D.
William H. Rastetter, Ph.D.
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2003	By:	/s/ Edward M. Rodriguez
Edward M. Rodriguez
Vice President, Finance and Controller (Principal Financial and Accounting Officer)