Form 10-K/A
period 2002-12-31
IDEC PHARMACEUTICALS CORP / DE
filed 2003-10-03
CIK 875045

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

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders held on May 19, 2003 are incorporated by reference into Part III.

Explanatory Note

        This Form 10-K/A is being filed solely for the purpose of re-filing the redacted Commercial Supply Agreement dated June 1, 2002 by and between Baxter Pharmaceutical Solutions LLC and the Registrant and does not reflect any events occurring after the date of filing of the original Form 10-K or otherwise modify or update any of the information contained therein.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a.
(1) and (2)    Consolidated Financial Statements and Schedule:

          See Index to Consolidated Financial Statements and Schedule at page 60.

  (3)
  Exhibits:

          The following exhibits are referenced or included in this Form 10-K/A.

Exhibit Number	Description
1.1(19)	Purchase Agreement for $300,000,000 Liquid Yield Option Notes due 2019 (Zero Coupon—Subordinated) dated as of February 9, 1999 between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
3.1(20)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Bylaws of the Registrant.
3.3(27)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Registrant.
4.1	Reference is made to Exhibit 3.1.
4.2	Reference is made to Exhibit 3.2.
4.3(2)	1992 Amended and Restated Registration Rights Agreement of IDEC California.
4.4(1)	Specimen Common Stock Certificate of the Registrant.
4.5	Reference is made to Exhibit 10.46.
4.6(7)	1995 Registration Rights Agreement of the Registrant.
4.8(18)	Preferred Share Purchase Rights.
4.9(19)	First Amendment to the Preferred Share Purchase Rights Agreement, dated July 22, 1997.
4.10(19)	Indenture dated as of February 16, 1999 between the Registrant and Chase Manhattan Bank and Trust Company, National Association.
4.11	Reference is made to Exhibit 1.1
4.12(10)	Form of Registered Liquid Yield Option™ Note due 2019.
4.13(26)	Amended and Restated Rights Agreement dated as of July 26, 2001 between us and Mellon Investor Services LLC.
4.14(31)	Indenture, dated as of April 29, 2002, between IDEC Pharmaceuticals Corporation and JP Morgan Trust Company, N.A.
4.15(31)	Registration Rights Agreement, dated as of April 29, 2002, between IDEC Pharmaceuticals Corporation and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
4.16(31)	Form of Liquid Yield Option™ Note dated April 29, 2002.

10.1(32)	1988 Stock Option Plan of the Registrant, as amended and restated through October 22, 2002.
10.2(13)	Form of Notice of Grant.
10.3(32)	Form of Option Agreement.
10.4(12)	Letter Agreement between the Registrant and Genentech, Inc., dated May 21, 1996.
10.5(2)	401(k) Plan of the Registrant.
10.6(2)	Form of acceleration of vesting letter agreement between the Registrant and certain officers.
10.7(2)+	License Agreement with Coulter Immunology, dated May 16, 1991.
10.8(3)	Lease Agreement between the Registrant and Torrey Sorrento, Inc., dated July 9, 1992.
10.9(3)+	Collaborative Research and License Agreement between the Registrant and SmithKline Beecham p.l.c., dated October 12, 1992.
10.10(3)	Investment Agreement between the Registrant and S.R. One, Limited, dated October 16, 1992.
10.11(17)	1995 Employee Stock Purchase Plan, as amended and restated through January 20, 1999.
10.12(4)+	Collaborative Development Agreement between the Registrant and Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc., formerly Mitsubishi Chemical Corporation, dated November 11, 1993.
10.14(29)	1993 Non-Employee Directors Stock Option Plan, as amended and restated through March 23, 2001.
10.15(6)+	Collaborative Development Agreement between the Registrant and Seikagaku Corporation dated December 27, 1994.
10.16(6)+	License Agreement between the Registrant and Seikagaku Corporation dated December 27, 1994.
10.27(6)	1994 Registration Rights Agreement.
10.28(6)	Investment Agreement between the Registrant, SmithKline Beecham p.l.c. and SmithKline Beecham Corporation, dated December 28, 1994.
10.29(7)	Master Definitions Agreement between the Registrant and Genentech. Inc.
10.30(7)+	Collaboration Agreement between the Registrant and Genentech. Inc., dated March 16, 1995.
10.31(7)+	Expression Technology Agreement between the Registrant and Genentech. Inc., dated March 16, 1995.
10.32(7)	Preferred Stock Purchase Agreement between the Registrant and Genentech. Inc., dated March 16, 1995.
10.33(7)	Option Agreement between the Registrant and Genentech, Inc., dated March 16, 1995.
10.34(7)	Preferred and Common Stock Purchase Agreement between the Registrant and ML/MS Associates, L.P., dated March 16, 1995.
10.35(9)+	Amendment Agreement between the Registrant and SmithKline Beecham p.l.c., dated January 20, 1993.
10.36(9)+	Modification of the Amendment Agreement between the Registrant and SmithKline Beecham p.l.c., dated June 14, 1993.
10.37(8)	Special Stock Issuance Plan.

10.40(15)	Collaborative Development Agreement between the Registrant and Eisai Co., Ltd. dated December 11, 1995.
10.41(15)	License Agreement between the Registrant and Eisai Co., Ltd. dated December 11, 1995.
10.42(15)	License Agreement between the Registrant, Genentech, Inc., and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
10.43(15)	Development Agreement between the Registrant, Genentech, Inc., and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
10.44(15)	Supply Agreement between the Registrant and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
10.45(15)	Termination Agreement between the Registrant and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
10.46(15)	Amendment to the Development Agreement between the Registrant, Genentech, Inc., and Zenyaku Kogyo Co., Ltd. dated November 30, 1995.
10.47(15)	Amendment to Collaboration Agreement between the Registrant and Genentech, Inc., dated November 30, 1995.
10.48(11)	License Agreement between the Registrant and Chugai Pharmaceutical Co., Ltd., dated March 31, 1996.
10.49(14)	Lease Agreement between the Registrant and All Spectrum Services, Inc., dated August 13, 1996.
10.50(1)	Form of Indemnification Agreement for Officers and Directors.
10.51(16)+	9-AC Asset Transfer Agreement between the Registrant, Pharmacia & Upjohn S.p.A. and Pharmacia & Upjohn Company, dated February 10, 1997.
10.52(19)	Purchase Agreement for $300,000,000 Liquid Yield Option™ Notes due 2019 (Zero Coupon—Subordinated) dated as of February 9, 1999 between the Registrant and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
10.53(19)	Indenture dated as of February 16, 1999 between the Registrant and Chase Manhattan Bank and Trust Company, National Association.
10.54(21)+	Collaboration & License Agreement between the Company and Schering Aktiengesellschaft, dated June 9, 1999.
10.58(22)+	Amended and Restated Collaborative Research and License agreement between IDEC Pharmaceuticals Corporation and SmithKline Beecham p.l.c., dated February 29, 2000
10.62(24)+	Purchase Agreement and Escrow Instructions dated August 31, 2000 between the Company and Ivey Ranch Development Company, LLC.
10.63(25)+	Isotope Agreement between us and MDS Nordion Inc. as amended by a first amendment on January 21, 2000 and a second amendment on March 16, 2001.
10.64(28)+	Purchase and Sale Agreement and Escrow Instructions between San Dieguito Partnership, L.P. and IDEC Pharmaceuticals Corporation, dated July 17, 2001, and the First, Second and Third Amendments to the Purchase and Sale Agreement and Escrow Instructions dated August 17, 2001, August 24, 2001 and August 29, 2001, respectively.
10.65(28)+	Supply Agreement between DSM Pharmaceuticals, Inc., formerly Catalytica Pharmaceuticals, Inc. and IDEC Pharmaceuticals Corporation dated August 8, 2001.
10.66(28)+	Collaborative Development Agreement between IDEC Pharmaceuticals Corporation and Mitsubishi Pharma Corporation, formerly Mitsubishi-Tokyo Pharmaceuticals, Inc., dated September 21, 2001.

10.67(28)	Amended and Restated IDEC Pharmaceuticals Corporation Deferred Compensation Plan dated September 5, 2001.
10.68(30)+	Third Amendment to Agreement between MDS Canada Inc., MDS Nordion division, successor to MDS Nordion Inc. and IDEC Pharmaceuticals Corporation dated November 12, 2001.
10.69(31)+	Addendum to Collaborative Development Agreement, dated March 22, 2002, between IDEC Pharmaceuticals Corporation and Seikagaku Corporation.
10.70+	Commercial Supply Agreement between Baxter Pharmaceutical Solutions LLC and IDEC Pharmaceuticals Corporation dated June 1, 2002.
12.1	Computation of Ratio of Earnings to Fixed Charges.
22.1(2)	Subsidiaries of the Company.
23.1	Independent Auditors' Consent
31.1	Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350

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

IDEC PHARMACEUTICALS CORPORATION
Date:	October 2, 2003	By:	/s/ WILLIAM H. RASTETTER, PH.D. William H. Rastetter, Ph.D., Chairman and Chief Executive Officer

        Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ WILLIAM H. RASTETTER, PH.D. William H. Rastetter, Ph.D.	Chairman and Chief Executive Officer (Principal Executive Officer)	October 2, 2003
/s/ EDWARD M. RODRIGUEZ* Edward M. Rodriguez	Vice President, Finance and Controller (Principal Financial and Accounting Officer)	October 2, 2003
/s/ HERBERT BOYER, PH.D.* Herbert Boyer, Ph.D.	Director	October 2, 2003
/s/ ALAN B. GLASSBERG, M.D.* Alan B. Glassberg, M.D.	Director	October 2, 2003
/s/ KAZUHIRO HASHIMOTO* Kazuhiro Hashimoto	Director	October 2, 2003
/s/ FRANKLIN P. JOHNSON, JR.* Franklin P. Johnson, Jr.	Director	October 2, 2003
/s/ ROBERT W. PANGIA* Robert W. Pangia	Director	October 2, 2003
/s/ BRUCE R. ROSS* Bruce R. Ross	Director	October 2, 2003
/s/ LYNN SCHENK* Lynn Schenk	Director	October 2, 2003
/s/ WILLIAM D. YOUNG* William D. Young	Director	October 2, 2003
*By:	/s/ WILLIAM H. RASTETTER, PH.D. William H. Rastetter, Ph.D. Attorney-in-fact

QuickLinks

PART IV
SIGNATURES