Form 10-Q
period 2003-09-30
IDEC PHARMACEUTICALS CORP / DE
filed 2003-10-31
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes  ☒   No  ☐

As of October 15, 2003 the Registrant had 155,673,020 shares of its common stock, $.0005 par value, issued and outstanding.

IDEC PHARMACEUTICALS CORPORATION

FORM 10-Q — QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

idec pharmaceuticals corporation and subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Product sales, net	$4,427	$4,958	$15,069	$8,258
Revenues from unconsolidated joint business	133,960	98,613	363,236	269,250
Corporate partner revenues	143	127	1,032	3,062
Total revenues	138,530	103,698	379,337	280,570
Operating costs and expenses:
Cost of sales	639	232	5,282	1,121
Research and development	36,295	25,367	113,122	67,596
Selling, general and administrative	30,195	23,798	83,247	65,865
Total operating costs and expenses	67,129	49,397	201,651	134,582
Income from operations	71,401	54,301	177,686	145,988
Interest income, net	1,986	4,838	8,549	13,237
Income before income taxes	73,387	59,139	186,235	159,225
Income taxes	27,887	20,699	70,769	55,729
Net income	$45,500	$38,440	$115,466	$103,496

Earnings per share:
Basic	$0.29	$0.25	$0.74	$0.68
Diluted	$0.26	$0.22	$0.67	$0.60

Shares used in calculation of earnings per share:
Basic	155,498	152,679	155,117	152,977
Diluted	187,011	178,362	181,050	180,096

See accompanying notes to the condensed consolidated financial statements.

idec pharmaceuticals corporation and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2003	December 31, 2002

assets
Current assets:
Cash and cash equivalents	$363,678	$350,129
Securities available-for-sale	483,906	437,645
Accounts receivable, net	1,133	4,920
Due from related parties	112,680	100,288
Inventories	38,532	33,665
Deferred tax assets	24,872	27,675
Prepaid expenses and other current assets	22,110	23,288
Total current assets	1,046,911	977,610

Securities available-for-sale	602,786	660,091
Property and equipment, net	444,207	264,537
Deferred tax assets	67,006	85,197
Restricted cash	25,000	22,500
Investments and other assets	53,985	49,754
Total assets	$2,239,895	$2,059,689

liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued costs and expenses	$65,716	$55,493
Other current liabilities	731	732
Total current liabilities	66,447	56,225
Notes payable	881,956	866,205
Other liabilities	29,548	27,569
Commitments and contingencies

Stockholders’ equity:
Convertible preferred stock, $.001 par value	—	—
Common stock, $.0005 par value	79	78
Additional paid-in capital	1,016,034	977,672
Accumulated other comprehensive income	2,189	3,764
Retained earnings	378,642	263,176
	1,396,944	1,244,690
Less treasury stock, at cost	135,000	135,000
Total stockholders’ equity	1,261,944	1,109,690
Total liabilities and stockholders’ equity	$2,239,895	$2,059,689

See accompanying notes to the condensed consolidated financial statements.

idec pharmaceuticals corporation and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2003	2002
Cash flows from operating activities:
Net income	$115,466	$103,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,960	7,286
Non-cash interest expense	29,229	17,749
Deferred income taxes and tax impact from stock options	48,521	54,807
Gain on sales of securities available-for-sale	(2,020)	(1,969)
Other	(183)	1,709
Change in assets and liabilities:
Accounts receivable, net	3,787	(10,357)
Due from related parties	(12,392)	(17,037)
Inventories	(4,867)	(23,184)
Prepaid expenses and other assets	(4,626)	(16,244)
Restricted cash	(2,500)	(17,498)
Accounts payable and accrued costs and expenses	10,223	15,878
Other liabilities	2,161	(1,416)
Net cash provided by operating activities	192,759	113,220

Cash flows from investing activities:
Purchases of securities available-for-sale	(754,288)	(1,164,667)
Sales and maturities of securities available-for-sale	751,821	552,321
Purchases of property and equipment	(188,664)	(101,515)
Net cash used in investing activities	(191,131)	(713,861)

Cash flows from financing activities:
Proceeds from issuance of notes payable, net	—	696,004
Proceeds from issuance of common stock, net	11,921	16,403
Purchase of common stock for treasury	—	(135,000)
Net cash provided by financing activities	11,921	577,407

Net increase (decrease) in cash and cash equivalents	13,549	(23,234)
Cash and cash equivalents, beginning of period	350,129	425,999
Cash and cash equivalents, end of period	$363,678	$402,765

See accompanying notes to the condensed consolidated financial statements.

IDEC PHARMACEUTICALS CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data and unless as otherwise noted)

(Unaudited)

Note 1.         Summary of Significant Accounting Policies

General:  The condensed consolidated financial statements as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002 are unaudited.  We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with accounting principles generally accepted in the United States of America.  We believe the disclosures made are adequate to make the information presented not misleading.  However, you should read these condensed consolidated financial statements in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2002.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities in conformity with accounting principles generally accepted in the United States of America. We regularly evaluate our estimates, including those related to revenue recognition and related allowances, inventory allowances, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets and investments, and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ from those estimates.  Interim results are not necessarily indicative of results for a full year or for any subsequent interim period.

In the opinion of management, these condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for the interim periods presented.

Note 2.         Proposed Merger with Biogen, Inc.

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

Upon completion of the merger, our stockholders are expected to own approximately 50.5% of the combined company and Biogen stockholders are expected to own approximately 49.5% of the combined company, on a fully diluted basis.  As used in the calculation of the respective ownership interest of each company’s stockholders upon completion of the merger, fully diluted means that the numbers of shares issuable upon conversion or exercise, as applicable, of outstanding convertible preferred stock and promissory notes and stock options with conversion prices or exercise prices, as applicable, that are less than the market price of the applicable company’s common stock minus the number of shares of stock that could be purchased with the proceeds that would be received by the companies from the exercise of such options (assuming such options actually were exercised), are deemed to be outstanding.  Either party may be obligated to pay a termination fee of $230 million if the merger agreement is terminated under certain circumstances.  Our registration statement on Form S-4, as amended, was declared effective by the U.S. Securities and Exchange Commission, or SEC, on October 3, 2003.  This registration statement includes a joint proxy statement/prospectus and other documents related to the proposed merger.

The merger has been unanimously approved by both our board of directors and Biogen’s board of directors.  Completion of the merger is subject to the satisfaction of certain conditions, including approval of the merger by the stockholders of both companies and other customary closing conditions.  We have scheduled a special meeting of our stockholders to occur on November 12, 2003 in order to obtain stockholder approval for the issuance of our common stock in connection with the merger, and an amendment to our certificate of incorporation to increase the authorized shares of our common stock and to change our name to Biogen Idec Inc.  We are also asking our stockholders to approve a new equity incentive plan, entitled the 2003 Omnibus Equity Plan, and a new Performance Based Management Incentive Plan, both of which will be effective upon completion of the merger if approved by the stockholders.

Through September 30, 2003, we have capitalized $5.1 million of costs relating to legal, financial and accounting advisory services performed in connection with the proposed merger with Biogen, which are included in investments and other assets in the accompanying condensed consolidated balance sheet.

Note 3.         Revenues from Unconsolidated Joint Business

Revenues from unconsolidated joint business consist of our share of the pretax copromotion profits generated from our Rituxan copromotion arrangement with Genentech, a related party, reimbursement from Genentech of our Rituxan-related sales force and development expenses and royalty revenue on sales of Rituximab outside the United States by F. Hoffman-La Roche Ltd., or Roche, and Zenyaku Kogyo Co., Ltd., or Zenyaku, both related parties.  Rituxan is the trade name in the United Sates, Canada and Japan for the compound Rituximab.  Outside the United States, Canada and Japan, Rituximab is marketed as MabThera.  In this Form 10-Q, we refer to Rituximab, Rituxan and MabThera collectively as Rituxan, except where we have otherwise indicated.  We are copromoting Rituxan in the United States with Genentech under a copromotion arrangement whereby we receive a share of the pretax copromotion profits on a quarterly basis.  Our profit-sharing formula with Genentech with respect to Rituxan has two tiers.  We earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met.  The profit-sharing formula resets annually at the beginning of each year to the lower tier.  We began recording our profit share at the higher percentage during the first quarter of both 2003 and 2002.

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

Revenues from unconsolidated joint business for the three and nine months ended September 30, 2003 and 2002 consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Copromotion profits	$109,553	$82,924	$301,978	$226,060
Reimbursement of selling and development expenses	5,662	3,863	13,898	11,247
Royalty revenue on sales of Rituxan outside the U.S., including royalties received directly from Roche	18,745	11,826	47,360	31,943
Total revenues from unconsolidated joint business	$133,960	$98,613	$363,236	$269,250

In June 2003, IDEC and Genentech entered into an amended and restated collaboration agreement for the development of one or more humanized anti-CD20 antibodies targeting B-cell disorders for a broad range of indications.  We and Genentech plan to file an investigational new drug application for the first such humanized anti-CD20 antibody by the end of 2003.

Note 4.         Inventories

Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.  Included in inventory are raw materials used in the production of clinical products which are recorded to research and development expense when consumed.  Inventories consist of the following:

	September 30, 2003	December 31, 2002

Raw materials	$2,686	$2,911
Work in process	35,841	30,582
Finished goods	5	172
	$38,532	$33,665

Zevalin® manufactured prior to approval by the U.S. Food and Drug Administration, or FDA, in February 2002 was recorded as research and development expense.

Note 5.         Earnings Per Share

The calculation of basic earnings per share utilizes net income and the weighted-average number of common shares outstanding during the period.  The calculation of diluted earnings per share utilizes net income, adjusted for the after-tax amount of net interest expense associated with our convertible promissory notes, and the weighted-average number of common shares outstanding during the period increased to include the potential dilutive effects of our stock options, convertible preferred stock and convertible promissory notes.  Earnings per share for the three and nine months ended September 30, 2003 and 2002 was calculated as follows:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Numerator:
Net income	$45,500	$38,440	$115,466	$103,496
Adjustment for interest, net of interest capitalized and income tax effect	2,883	1,255	5,499	3,732
Net income, adjusted	$48,383	$39,695	$120,965	$107,228

Denominator:
Weighted-average common shares outstanding	155,498	152,679	155,117	152,977
Effect of dilutive securities:
Stock options	6,744	8,867	6,938	10,301
Convertible preferred stock	2,173	2,881	2,173	2,881
Convertible promissory notes due 2019	13,935	13,935	13,935	13,937
Convertible promissory notes due 2032	8,661	—	2,887	—
Dilutive potential common shares	31,513	25,683	25,933	27,119
Weighted-average common shares and dilutive potential common shares	187,011	178,362	181,050	180,096

Basic earnings per share	$0.29	$0.25	$0.74	$0.68
Diluted earnings per share	$0.26	$0.22	$0.67	$0.60

Excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2003 were options to acquire 16.5 million and 18.2 million shares, respectively, of common stock because their effect would be antidilutive.  Excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2002 were options to acquire 8.6 million and 5.3 million shares, respectively, of common stock because their effect would be antidilutive.

Excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2002 were 8.7 million and 5.0 million shares, respectively, of common stock from the assumed conversion of our senior notes because their effect would be antidilutive.

Note 6.         Stock-Based Compensation

We account for our stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no stock-based employee compensation is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2003 and 2002 if we had applied the fair value recognition provisions of Financial Accounting Standards Board, or FASB, Statement No. 123, Accounting for Stock-based Compensation, to stock-based employee compensation.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	$45,500	$38,440	$115,466	$103,496
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of the related income tax effect	(12,905)	(12,042)	(37,070)	(34,103)
Pro forma net income	$32,595	$26,398	$78,396	$69,393

Earnings per share:
Basic – as reported	$0.29	$0.25	$0.74	$0.68
Basic – pro forma	$0.21	$0.17	$0.51	$0.45

Diluted – as reported	$0.26	$0.22	$0.67	$0.60
Diluted – pro forma	$0.18	$0.15	$0.45	$0.40

Note 7.         Comprehensive Income

Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes certain changes in stockholders’ equity that are excluded from net income, specifically unrealized gains and losses on securities available-for-sale, net of the related tax effects.  Total comprehensive income for the three months ended September 30, 2003 and 2002 was $44.7 million and $40.2 million, respectively.  Total comprehensive income for the nine months ended September 30, 2003 and 2002 was $113.9 million and $105.8 million, respectively.

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

Note 10.       Legal Contingencies

On September 10, 2001, we filed a lawsuit in the federal district court in the Southern District of California against Corixa Corporation, formerly Coulter Pharmaceuticals, Inc., or Corixa, and the University of Michigan. The complaint sought a declaratory judgment that Zevalin and its use in the treatment of various B-cell non-Hodgkin’s lymphomas, or NHLs, does not infringe certain issued U.S. patents of Corixa regarding products and processes relating to radioimmunotherapy, or that, in the alternative, such patents were invalid.  On September 12, 2001, Corixa, GlaxoSmithKline, plc (Corixa’s marketing partner), or Glaxo, and the University of Michigan filed a lawsuit in the federal district court in the District of Delaware against us alleging that Zevalin infringes the same patents.  This action was transferred to the federal district court for the Southern District of California and was consolidated with our lawsuit.  On October 15, 2003, the federal district court issued an order granting summary judgment in our favor finding that the patents asserted by Corixa, Glaxo and the University of Michigan are unenforceable due to the inventors’ inequitable conduct in the prosecution of the underlying patent applications.  Corixa has announced that it expects to appeal the order.

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

On June 25, 2003, a suit was filed in the Superior Court of California, County of San Diego, on behalf of a purported class of Biogen stockholders against Biogen, us and certain members of Biogen’s board of directors alleging, among other things, that each of Biogen, us and the members of Biogen’s board of directors breached and/or aided in the breach of the other defendants’ breaches of their fiduciary duties of candor, loyalty, due care, independence, good faith and fair dealing by tailoring the structural terms of the merger to meet our specific needs rather than attempting to obtain the highest price reasonably available for Biogen’s stockholders.  An agreement in principle to resolve the suit has been reached based upon the disclosure of certain additional information in our joint proxy statement/prospectus relating to the merger and the payment of attorneys’ fees in an amount to be determined by the court.

In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities.  While the outcome of any such proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any such existing matters would have a material adverse effect on our business or financial condition.

Note 11.       New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, or FIN No. 46.  FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.  Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.  FIN No. 46 also requires enhanced disclosure requirements related to variable interest entities.  We do not currently participate in any variable interest entities as defined by FIN No. 46.  Therefore, adoption of this accounting pronouncement did not have a material impact on our financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or Statement No. 150.  Statement No. 150 establishes standards for how to classify and measure certain financial instruments with characteristics of both liabilities and equity.  Financial instruments that are within the scope of Statement No. 150 are required to be classified as a liability or, in some circumstances, as an asset.  Many of these financial instruments were previously classified as equity.  Statement No. 150 is immediately effective for financial instruments entered into or modified after May 31, 2003.  It is effective in the first fiscal year or interim period beginning after June 15, 2003 for financial instruments existing prior to June 1, 2003.  We do not currently hold any financial instruments that are within the scope of Statement No. 150.  Therefore, adoption of this accounting pronouncement did not have a material impact on our financial statements.

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

We are primarily engaged in the research, development, manufacture and commercialization of targeted therapies for the treatment of cancer and autoimmune and inflammatory diseases.

In February 2002, Zevalin became the first radioimmunotherapy approved by the FDA for the treatment of certain B-cell NHLs.  We have retained all marketing and distribution rights to Zevalin in the United States and have granted marketing and distribution rights outside the United States to Schering Aktiengesellschaft, or Schering AG.  The European Medicines Evaluation Agency has accepted for filing the Zevalin Marketing Approval Authorization, submitted by Schering AG in the European Union.  In September 2003, Zevalin was recommended for approval by the European Committee for Proprietary Medicinal Products for the treatment of adult patients with Rituximab relapsed or refractory CD20+ follicular B-cell NHL.  Final approval for marketing authorization is pending.

Our other product, Rituxan, is being copromoted in the United States under a copromotion arrangement with Genentech, where we receive a share of the pretax copromotion profits from the sale of Rituxan.  Under the copromotion arrangement, we share responsibility with Genentech for selling and continued development of Rituxan in the United States.  Continued development of Rituxan includes conducting supportive research on Rituxan, post-approval clinical studies and obtaining approval of Rituxan for potential additional indications.  Genentech provides the support functions for the commercialization of Rituxan in the United States including marketing, customer service, order entry, distribution, shipping and billing.  Genentech is also responsible for all worldwide bulk manufacturing of Rituxan.  Commercialization of Rituxan outside the United States is the responsibility of Roche, except in Japan where Roche markets Rituxan in collaboration with Zenyaku.  We receive royalties on Rituxan sales outside the United States.  We amended and restated our collaboration agreement with Genentech on June 19, 2003.

Our revenues include revenues from product sales of Zevalin, unconsolidated joint business revenues and corporate partner revenues.  Since the commercialization of Rituxan in November 1997, our revenues have depended primarily upon the sale of Rituxan.

We have incurred increasing annual operating expenses and, with the commercialization of Rituxan and Zevalin, we expect these trends to continue.  From our inception in 1985, through 1997, we incurred annual operating losses.  Our ongoing profitability will be dependent upon the continued commercial success of Rituxan, the commercial success of ZEVALIN, product development and revenues from the achievement of product development objectives and licensing transactions.  As of September 30, 2003, we had retained earnings of $378.6 million.

On June 20, 2003, we entered into an Agreement and Plan of Merger with Biogen under which a newly created IDEC subsidiary will merge with and into Biogen in a transaction to be accounted for as a purchase under accounting principles generally accepted in the United States of America, with us treated as the acquiror.  Under the terms of the merger agreement, each share of Biogen common stock outstanding on the closing date of the merger will be exchanged for 1.15 shares of our common stock, plus cash in lieu of fractional shares.  In addition, each option to purchase Biogen common stock that is outstanding on the closing date will be assumed by us and will thereafter constitute an option to acquire shares of our common stock determined by multiplying the number of shares of Biogen common stock subject to the option immediately prior to the merger by 1.15, rounded down to the nearest whole share, with an exercise price equal to the exercise price of the assumed Biogen option divided by 1.15, rounded up to the nearest whole cent.  Each of these options will be subject to the same terms and conditions that were in effect for the Biogen options being replaced.  Upon completion of the merger, our stockholders are expected to own approximately 50.5% of the combined company and Biogen stockholders are expected to own approximately 49.5% of the combined company, on a fully diluted basis.  Either party may be obligated to pay a termination fee of $230 million if the merger agreement is terminated under certain circumstances.  Our registration statement on Form S-4, as amended, was declared effective by the SEC on October 3, 2003.  The registration statement includes a joint proxy statement/prospectus and other documents related to the proposed merger.

The merger has been unanimously approved by both our board of directors and Biogen’s board of directors.  Completion of the merger is subject to the satisfaction of certain conditions, including approval of the merger by the stockholders of both companies and other customary closing conditions.  We have scheduled a special meeting of our stockholders to occur on November 12, 2003 in order to obtain approval from our stockholders for the issuance of our common stock in connection with the merger and an amendment to our certificate of incorporation to increase the authorized shares of our common stock and to change our name to Biogen Idec Inc.  We are also asking our stockholders to approve a new equity incentive plan, entitled the 2003 Omnibus Equity Plan, and a new Performance Based Management Incentive Plan, both of which will be effective upon completion of the merger if approved by the stockholders.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Corporate partner revenues, which consist of contract revenues and license fees, are recognized in accordance with the provisions of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB No. 101.

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

results of operations

Product Sales, Net:  Net product sales for the three and nine months ended September 30, 2003 were $4.4 million and $15.1 million, respectively, compared to $5.0 million and $8.3 million for the three and nine months ended September 30, 2002, respectively, and consisted solely of net sales of Zevalin in the United States.  Zevalin was approved by the FDA for the treatment of certain B-cell NHLs in February 2002 and we commenced selling Zevalin in April 2002.  Cost of sales as a percentage of product sales was 14% and 35%, respectively, for the three and nine months ended September 30, 2003, compared to 5% and 14% for the three and nine months ended September 30, 2002, respectively.  Cost of sales for the nine months ended September 30, 2003 includes a $3.1 million write-down of Zevalin commercial inventory that did not meet quality specifications.  Historically, cost of sales has consisted primarily of contractual royalties owed on Zevalin sales.

Zevalin manufactured prior to FDA approval in February 2002 was recorded as research and development expense.  Zevalin sales to date have consisted solely of Zevalin produced prior to FDA approval in February 2002.  Cost of sales as a percentage of product sales for the three and nine months ended September 30, 2003 would have been approximately 22% and 20%, respectively, if Zevalin produced prior to FDA approval had been capitalized as inventory and excluding the $3.1 million write-down of Zevalin commercial inventory that did not meet quality specifications.  Cost of sales as a percentage of product sales for the three and nine months ended September 30, 2002 would have been approximately 8% and 17%, respectively, if Zevalin produced prior to FDA approval had been capitalized as inventory.

Revenues from Unconsolidated Joint Business:  Revenues from unconsolidated joint business for the three and nine months ended September 30, 2003 and 2002, consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Copromotion profits	$109,553	$82,924	$301,978	$226,060
Reimbursement of selling and development expenses	5,662	3,863	13,898	11,247
Royalty revenue on sales of Rituxan outside the U.S., including royalties received directly from Roche	18,745	11,826	47,360	31,943
Total revenues from unconsolidated joint business	$133,960	$98,613	$363,236	$269,250

Under our agreement with Genentech, our pretax copromotion profit-sharing formula has two tiers.  We earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met.  The profit-sharing formula resets annually at the beginning of each year to the lower tier.  We began recording our profit share at the higher percentage during the first quarter of both 2003 and 2002.

Rituxan net sales to third-party customers in the United States recorded by Genentech for the three and nine months ended September 30, 2003 amounted to $354 million and $992 million, respectively, compared to $270 million and $762 million for the comparable periods in 2002.  This increase was primarily due to increased market penetration in treatments of B-cell NHLs and increases in the wholesale price of Rituxan effective on March 1, 2002 and March 1, 2003.

Our royalty revenue on sales of Rituxan outside the United States is based on Roche and Zenyaku’s end-user sales and is recorded with a one-quarter lag.  The increase in royalty revenue for the three and nine months ended September 30, 2003 is primarily due to higher sales of Rituxan outside the United States resulting from increased penetration of certain foreign markets, primarily Western Europe, Japan, Australia and Canada.

Corporate Partner Revenues:  Corporate partner revenues for both the three months ended September 30, 2003 and 2002 were comparable at $0.1 million.  Corporate partner revenues for the nine months ended September 30, 2003 totaled $1.0 million compared to $3.1 million for the comparable period in 2002.  The decrease in corporate partner revenues for the nine months ended September 30, 2003 is the result of the recognition of a $1.0 million milestone payment under our collaborative development agreement with Mitsubishi Pharma Corporation in the comparable period in 2002 and decreased funding under our collaborative agreements with Taisho Pharmaceuticals Co. Ltd. of Tokyo and Eisai Co., Ltd.

Corporate partner revenues are, in part, dependent upon achievement of certain research and development and commercialization objectives and, accordingly, may vary from period to period.  The magnitude and timing of corporate partner revenues may influence our level of profitability.  For example, a further delay in Zevalin approval in Europe will result in a delay in the payment and recognition of a $10 million product approval milestone from Schering AG.

Research and Development Expenses:  Research and development expenses totaled $36.3 million and $113.1 million for the three and nine months ended September 30, 2003, respectively, compared to $25.4 million and $67.6 million for the comparable periods in 2002.  The increase in research and development expenses for the three months ended September 30, 2003 is due to a $4.1 million increase in personnel expenses resulting from the expansion of our manufacturing and research functions, a $4.7 million increase in contract research and manufacturing expenses primarily related to our oncology collaboration with Biogen and a $6.6 million increase in manufacturing costs recorded as research and development expense as our manufacturing facilities were primarily used to support products in development during the three months ended September 30, 2003, offset by $4.5 million of upfront fees under new collaborations incurred during the three months ended September 30, 2002.  The increase in research and development expenses for the nine months ended September 30, 2003 is due to a $20.0 million payment to Genentech in conjunction with signing the amended and restated collaboration agreement in June 2003, which was recorded to research and development expense, a $14.8 million increase in personnel expenses resulting from the expansion of our manufacturing and research functions, a $7.1 million increase in contract research and manufacturing expenses primarily related to our oncology collaboration with Biogen and a $7.3 million increase in manufacturing costs recorded as research and development expense as our manufacturing facilities were primarily used to support products in development during the nine months ended September 30, 2003, offset by $4.5 million of upfront fees under new collaborations incurred during the nine months ended September 30, 2002.

We do not anticipate manufacturing bulk Zevalin inventory during the remainder of 2003.  In 2003, our manufacturing facilities are being used primarily to support products in development which causes the majority of the costs of our manufacturing operations to be recorded as research and development expense.  Such costs were capitalized into inventory in 2002 to the extent they related to the manufacture of Zevalin.  In the future we expect to continue incurring substantial additional research and development expenses due to:

•      preclinical and clinical testing of our various products under development;

•      expansion or addition of research and development programs;

•      technology in-licensing;

•      regulatory-related expenses;

•      expansion of clinical manufacturing capabilities; and

•      facilities expansion.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses totaled $30.2 million and $83.2 million for the three and nine months ended September 30, 2003, respectively, compared to $23.8 million and $65.9 million for the comparable periods in 2002.  The increase in selling, general and administrative expenses for the three months ended September 30, 2003 is due to a $2.5 million increase in legal fees to protect our intellectual property rights, a $1.0 million increase in information technology expenses, a $0.7 million increase in insurance expenses due to higher premiums and a $0.8 million increase in travel expenses primarily related to integration efforts associated with the proposed merger with Biogen, with the remaining increase due to the expansion of our administrative function to support growth in manufacturing and research.  The increase in selling, general and administrative expenses for the nine months ended September 30, 2003 is due to a $4.8 million increase in legal fees to protect our intellectual property rights, a $2.2 million increase in insurance expenses due to higher premiums, a $1.3 million increase in travel expenses primarily related to integration efforts associated with the proposed merger with Biogen, a $4.7 increase in sales and marketing expenses to support the commercialization of Zevalin and a $2.9 million increase in information technology expenses with the remaining increase due to the expansion of our administrative function to support growth in manufacturing and research.

Through September 30, 2003, we have capitalized $5.1 million of costs relating to legal, financial and accounting advisory services performed in connection with the proposed merger with Biogen.  We expect to capitalize significant additional merger-related expenses in connection with the proposed merger with Biogen during the remainder of 2003.  If the proposed merger with Biogen were not approved by stockholders, we would be required to write-off our capitalized merger-related costs which would result in a charge to earnings.

Selling, general and administrative expenses are expected to increase in the foreseeable future to support the following:

•      marketing and administration related to the commercialization of our products;

•      manufacturing capacity expansion;

•      clinical trials;

•      research and development;

•      protection and enforcement of our intellectual property rights; and

•      continued integration efforts to support the proposed merger with Biogen.

Interest Income, Net:  Interest income totaled $6.6 million and $23.0 million for the three and nine months ended September 30, 2003, respectively, compared to $9.9 million and $24.3 million for the comparable periods in 2002.  The decrease in interest income for the three and nine months ended September 30, 2003 is due to lower rates of return on our available-for-sale securities portfolio.

Interest expense totaled $4.6 million and $14.5 million for the three and nine months ended September 30, 2003, respectively, compared to $5.1 million and $11.1 million for the comparable periods in 2002.  For the three and nine months ended September 30, 2003, we capitalized $0.9 million and $1.9 million, respectively, of interest costs related to the construction of our administrative and research and development campus and our large-scale manufacturing facility as compared to $0.2 million and $0.4 million for the comparable periods in 2002.  The decrease in interest expense for the three months ended September 30, 2003 is due to increased interest capitalization.  The increase in interest expense for the nine months ended September 30, 2003 is due to the non-cash interest expense from our senior notes issued in April and May 2002, offset by increased interest capitalization.

Income Taxes:  Our effective income tax rate for the three and nine months ended September 30, 2003 was 38% compared to 35% for the comparable periods in 2002.  Our effective income tax rates in 2003 and 2002 were less than a normal statutory rate due primarily to the generation of tax credits by our research and development activities.  We expect that our effective income tax rate in the future will continue to be lower than a normal statutory rate as a result of our continued research and development efforts which we expect will generate tax credits.

liquidity and capital resources

We have financed our operating and capital expenditures since inception principally through sales of equity securities, funds from our unconsolidated joint business arrangement related to the sale of Rituxan, corporate partner revenues, lease financing transactions, debt financing transactions and interest income.  We expect to finance our current and planned operating requirements principally through cash on hand, funds from our unconsolidated joint business arrangement related to the sale of Rituxan, funds from the commercial sale of Zevalin and funds from existing collaborative agreements and contracts.  We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future.  Existing collaborative research agreements and contracts, however, could be canceled by the contracting parties.  In addition, we may from time to time seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.  Additional funds may not be obtainable through these sources on acceptable terms, if at all.  If adequate funds are not obtainable from our unconsolidated joint business arrangement related to the sale of Rituxan, commercial sales of Zevalin, operations or additional sources of financing, our business could be harmed.  Our working capital and capital requirements will depend upon numerous factors, including:

•      continued commercial success of Rituxan;

•      commercial success of Zevalin;

•      timing and expense of obtaining regulatory approvals;

•      funding and timing of payments related to several material capital projects, including the development of our large-scale manufacturing facility and administrative and research and development campus;

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

•      our ability to establish collaborative arrangements with other organizations; and

•      working capital required to satisfy the put options related to our convertible promissory notes.

Until required for operations, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and United States government instruments and other readily marketable debt instruments in accordance with our investment policy.

At September 30, 2003, we had $1.5 billion in cash, cash equivalents and securities available-for-sale compared to $1.4 billion at December 31, 2002.  Sources of cash, cash equivalents and securities available-for-sale during the nine months ended September 30, 2003 included $192.8 million from operations and $11.9 million from the issuance of common stock under our employee stock option and purchase plans.  Uses of cash, cash equivalents and securities available-for-sale during the nine months ended September 30, 2003 consisted of $188.7 million to fund construction of our administrative and research and development campus and our large-scale manufacturing facility and purchase capital equipment.

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

We have an agreement with MDS Canada, Inc., formerly MDS Nordion, Inc., or MDS Canada, for the development and supply of the radioisotope yttrium-90 required for the therapeutic use of Zevalin.  Under the terms of our agreement with MDS Canada, we have committed to certain minimum purchase levels of yttrium-90 over the term of the agreement and MDS Canada has agreed to establish a new manufacturing facility to meet our yttrium-90 supply needs.  To secure our minimum purchase commitments and in connection with MDS Canada’s obligation to establish a new facility to supply us with yttrium-90, we have agreed to make periodic payments into an escrow account.  As of September 30, 2003, we have paid $25.0 million into this escrow fund.  We can terminate our agreement with MDS Canada following our satisfaction of the minimum purchase commitments, or earlier if we agree to forfeit a portion of the funds in the escrow account.  Through September 30, 2003, we have accrued $5.7 million representing our estimated losses under the MDS Canada agreement.  While we expect to continue to incur losses under the agreement in future periods, a reasonable estimate of the potential loss or range of loss cannot be made at this time.

We own approximately 42.6 acres of land in San Diego, California where we are developing an administrative and research and development campus.  The first phase of construction is expected to be completed in mid 2004 at an estimated total cost of approximately $178 million to be funded from our working capital.  As of September 30, 2003, we have invested approximately $35.4 million in the construction of this campus.

We own approximately 87 acres of land in Oceanside, California where we are developing a large-scale manufacturing facility that we anticipate using to commercialize our products currently in clinical trials if they are approved by the FDA.  This facility will allow us to better control the manufacture of our products, reducing our reliance on contract manufacturers, as well as reducing our commercial supply risk.  We expect the new facility to be mechanically completed in 2005, followed by commissioning and validation in 2006.  Total costs of this facility upon completion are estimated to be approximately $400 million which will be funded from our working capital.  As of September 30, 2003, we have invested approximately $240.7 million in the construction of this large-scale manufacturing facility.

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

In addition to the other information contained in this Form 10-Q, you should consider the following risk factors which could affect our actual future results and could harm our business, financial condition and results of operations.  Although we believe that the risks described below represent all material risks currently applicable to us, additional risks and uncertainties not presently known to us or that are currently not believed to be important to us may also affect our actual future results and could harm our business, financial condition and results of operations.

Our Revenues Rely Significantly on Rituxan Sales.

Our revenues currently depend substantially upon continued sales of Rituxan.  For the nine months ended September 30, 2003 and the year ended December 31, 2002, approximately 96% and 95%, respectively, of our revenues were derived from our joint business arrangement related to the sale of Rituxan.  Rituxan may not continue to be accepted in the United States or in any foreign markets and Rituxan sales may not continue to increase due to a number of factors, including:

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

Our radioimmunotherapy product Zevalin was approved by the FDA for marketing and sale in the United States in February 2002 and we began selling the product in April 2002.  Zevalin may not be accepted or widely used by physicians and other members of the healthcare community in the United States.  Further, marketing approval for Zevalin in Europe is pending and we cannot be certain that, even if marketing approval is obtained, our exclusive worldwide marketing partner, Schering AG, will be able to successfully commercialize Zevalin in Europe.  Factors that might impact Zevalin’s acceptance or wide use by physicians or other members of the healthcare community and accordingly, the success of Zevalin, include:

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

In addition, we have limited marketing support service experience and, therefore, we are dependent upon outside contractors to meet those needs for Zevalin.  For example, we rely upon a third-party logistics distributor to provide customer service, order entry, shipping and billing for Zevalin.  Customer reimbursement assistance for Zevalin is provided by a separate outside contractor.  Integration of these marketing support services may not be able to be coordinated successfully.  Further, given our limited marketing and sales experience, we cannot assure you that we will be successful in selling Zevalin in the United States.

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

We May Be Unable to Develop and Commercialize New Products.

Our future results of operations depend to a large extent upon our ability to successfully develop and commercialize new products in a timely and competitive manner.  As a result, we must continue to develop, test and manufacture new products and then must meet regulatory standards and obtain regulatory approvals for any new products.  Our products currently in development may not receive the regulatory approvals from the FDA or comparable agencies in other jurisdictions necessary to market these products.  Additionally, the development and commercialization process is time-consuming and costly, and our products, if and when developed and approved, may not be successfully commercialized or competitive in the marketplace.  Our business could be harmed if we were to experience delays or unanticipated costs in any part of the development process, if we were unable to obtain the regulatory approvals required to market the products we may develop, if we are unable to effectively commercialize products we may develop, or if we cannot secure or maintain manufacturing facilities in compliance with all applicable regulatory requirements.

We Have Limited Manufacturing Experience and Rely Heavily on Contract Manufacturers.

We rely heavily upon third-party manufacturers to manufacture significant portions of Zevalin and our product candidates.  Our current manufacturing capacity is limited.  Our manufacturing experience to date has been limited to the production of preclinical and clinical quantities of product candidates, approximately three years of commercial production of bulk Rituxan and portions of our commercial requirements of the Zevalin bulk antibody.  We have no fill/finish experience or capacity, and we do not have experience manufacturing in the field of chelates or radioisotopes, which are required for our production of Zevalin.  Therefore, we rely entirely upon third parties for fill/finish services as well as the manufacture of most of our product components.  Our manufacturing facilities or our ability to sustain ongoing production of our products may not be able to meet our expectations.  If our current third-party manufacturers or service providers fail to meet our expectations, we may not be able to enter into satisfactory agreements with other third party manufacturers or service providers.

Zevalin has multiple components that require successful coordination among ourselves and several third-party contract manufacturers and suppliers.  We may not be able to integrate and coordinate successfully our contract manufacturers and suppliers.  In addition, our contract manufacturers and suppliers are required to maintain compliance with current Good Manufacturing Practices, or cGMP, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm this compliance.  Any changes of suppliers or modifications of methods of manufacturing require amending our application to the FDA and ultimate amendment acceptance by the FDA prior to release of product to the marketplace.  The inability of our contract manufacturers and suppliers to demonstrate ongoing cGMP compliance and produce Zevalin components could interrupt commercial supply of Zevalin.  If Zevalin production was interrupted or our third-party manufacturer was unable to manufacture adequate commercial quantities of Zevalin in a timely manner, it could harm our business.

We rely on Genentech for all Rituxan manufacturing to meet worldwide requirements.  If Genentech does not manufacture and fill/finish Rituxan in sufficient quantities and on a timely and cost-effective basis or if Genentech does not obtain and maintain all required manufacturing approvals, our business could be harmed.

From our manufacturing facilities, we have manufactured and will continue to manufacture our own commercial requirements of the bulk antibody and other kit components for Zevalin.  We cannot be certain that our manufacturing performance will meet our expectations.  Our inability to maintain regulatory approval of our manufacturing facility for Zevalin would harm our ability to timely produce commercial supplies of the Zevalin antibody.  To the extent we cannot produce our own biologics, we will need to rely on third-party manufacturers, of which there are only a limited number capable of manufacturing biologics products as contract suppliers.  We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers.

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

For example, we have entered into an agreement with MDS Canada, the commercial supplier of the yttrium-90 radioisotope required for the therapeutic use of Zevalin, and will rely upon MDS Canada to supply our clinical and commercial requirements.  If MDS Canada does not maintain FDA approvals or approvals of comparable agencies in other jurisdictions to produce the radioisotope yttrium-90 for Zevalin, or if we are unable to receive an adequate supply of this radioisotope for any other reason, including those described above, we would be unable to sell Zevalin for therapeutic use unless we were to obtain a new supplier.  We are aware of other entities that may be able to provide the radioisotope that we need for the therapeutic use of Zevalin but we believe that these suppliers would be required to apply for additional governmental approvals to do so.  The process of establishing a relationship with another supplier and the process of obtaining the required governmental approvals would be time-consuming and uncertain.  Accordingly, we might not be able to reach an agreement with another supplier in a timely manner or on commercially reasonable terms, if at all.  As a result of these concerns, if we were to lose our supply or were unable to receive sufficient quantities of the radioisotope from our sole supplier, our ability to sell Zevalin could be harmed which, in turn, could harm our business.

We Have Limited Sales and Marketing Experience.

We have limited experience with commercial sales and marketing, based entirely upon our launch and subsequent sales of Rituxan.  Zevalin is our first product to be marketed exclusively by us in the United States. Outside the United States, our strategy for future products is to pursue and to rely solely upon collaborations with established pharmaceutical companies for marketing, distribution and sale of our products.  We currently have no plans to directly market either of our products outside the United States.  Given that we rely on Genentech to copromote Rituxan with us in the United States and rely exclusively on third parties to market Rituxan and Zevalin outside the United States, we cannot be certain that our products will be marketed and distributed in accordance with our expectations or that our market research or sales forecasts will be accurate.  We have no marketing support service experience and, therefore, we will be dependent on outside contractors to meet those needs.  We rely upon a third-party logistics distributor to provide customer service, order entry, shipping and billing related to Zevalin.  Customer reimbursement assistance related to Zevalin is provided by a separate outside contractor.  The integration of these marketing support services may not be able to be successfully coordinated.  Further, we may not ever be able to develop our own marketing and sales capabilities to an extent that we would not need to rely on third-party efforts, or we may not be able to maintain satisfactory arrangements with the third parties on whom we rely.

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

In addition, we cannot assure you that current or any future level of Medicare reimbursement for our products will be viewed favorably by health care providers and that they will prescribe our products as a result.  For example, effective January 1, 2003, many anticancer drugs and biologics covered by the Medicare program, including Rituxan and Zevalin, were assigned new payment rates for use in the hospital outpatient setting.  Although most patients do not receive Rituxan in the hospital outpatient setting and so the majority of patients will not be affected, this anomaly could cause some hospitals to decide not to provide Rituxan under certain circumstances.  Also in January 2003, CMS reclassified Zevalin as a radioactive isotope therapy and bundled payment for the product with associated administration procedure payments under its Hospital Outpatient Prospective Payment System, or HOPPS, rather than reimbursing Zevalin as a drug or biological.  This caused the baseline reimbursement rate set by CMS for Zevalin to be subject to adjustment based on a geographic wage index.  CMS applies this index to procedure payments under HOPPS to account for the regional variances in wages of hospital staff who perform health care services. As a result, in some lower-wage regions of the United States the level of reimbursement for Zevalin is less than the baseline rate and, consequently, less than the cost of acquiring the therapy.  This anomaly could cause certain health care providers to decline to deliver the therapy in certain circumstances.  Further, when the Zevalin therapeutic regimen is administered in a private-practice setting, such as a free-standing imaging center, payment rates for the Zevalin imaging and therapy doses are set by the local Medicare carrier and so may differ from carrier to carrier.  As a result, if a health care provider in this setting deems a reimbursement rate to be insufficient, it could influence his or her decision whether to use Zevalin versus an alternative anticancer drug.

On August 6, 2003, CMS released its draft rule for the 2004 HOPPS which includes proposed new payment rates for all outpatient services.  Although under the draft rule payment for the Zevalin portion of the treatment will not be subject to the wage index, the proposed new payment rates will be less than current acquisition costs.  We believe the proposed Zevalin payment rates for 2004 are in error and we are working with CMS to rectify the error prior to implementation of the final rule.  We cannot be certain that we will be successful in effecting a favorable change in the final rule.  On August 15, 2003, CMS released a draft rule in which it proposed to revise, effective January 1, 2004, the current payment methodology for Part B-covered drugs and biologicals that are not paid on a cost or prospective payment basis, including Rituxan.  The draft rule, if implemented, could potentially lower the current reimbursement rate for Rituxan.  Finally, each of the U.S. House of Representatives, or House, and the U.S. Senate, or Senate, have passed Medicare reform legislation to address, among other matters, Medicare prescription drug reimbursement.  A conference committee is currently developing a unified bill.  The House and Senate versions both contain provisions that would change the payment methodology for Medicare-covered drugs and biologicals, including Rituxan and Zevalin, in both the hospital and physician practice settings.  These potential changes could negatively impact the level of Medicare reimbursement for our products.

We Face Uncertain Results of Clinical Trials for Our Potential Products.

Our future success depends in large part upon the results of clinical trials designed to assess the safety and efficacy of our potential products.  The completion rate of clinical trials depends significantly upon the rate of patient enrollment. Our inability to enroll patients on a timely basis could result in increased expenses and product development delays, which could harm our business.  Further, patients enrolled in our clinical trials may not respond to our product candidates, our product candidates may not be safe and effective and data derived from the trials may not be suitable for submission to the FDA or satisfactorily support a BLA, sBLA or NDA. Factors that affect patient enrollment include:

•      size of patient population for the targeted disease;

•      eligibility criteria;

•      proximity of eligible patients to clinical sites;

•      clinical trial protocols; and

•      the existence of competing protocols, including competitive financial incentives for patients and clinicians, and existing approved drugs, including Rituxan.

Even if a trial is fully enrolled, significant uncertainties remain as to whether it will prove successful.  For example, we announced during the second quarter of 2002 that all ongoing clinical trials for our anti-CD40L monoclonal antibody, IDEC-131, were put on hold.  In May 2003, clinical hold on our Phase II clinical trial for IDEC-131 in immune thrombocytopenic purpura was removed.  Our remaining clinical trials for IDEC-131 remain on hold.  We cannot predict when, if ever, we will resume these clinical trials.

In addition, the length of time necessary to complete clinical trials and submit an application for marketing and manufacturing approvals varies significantly and may be difficult to predict.  Failure to comply with extensive FDA regulations may result in delay, suspension or cancellation of a trial or the FDA’s refusal to accept test results.  The FDA may also suspend our clinical trials at any time if it concludes that the participants are being exposed to unacceptable risks.  Consequently, Phase I, Phase II, Phase III or Phase IV post-marketing testing may not be completed timely or successfully, if at all, for any of our potential or existing products.  Furthermore, success in preclinical and early clinical trials does not ensure that later-phase or large-scale trials will be successful.

Our Industry Is Intensely Competitive.

The biotechnology industry is intensely competitive and there are several companies pursuing biologic therapies for NHL.  We may not be able to produce or acquire rights to new products with commercial potential.  We compete with biotechnology and pharmaceutical companies that have been established longer than we have, have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages.  We also compete in the development of technologies and processes and in acquiring personnel and technology from academic institutions, government agencies, and other private and public research organizations.  We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours. For example, on June 30, 2003, one of our competitors, Corixa, along with its marketing partner Glaxo, received FDA approval for Bexxar, an investigational radioimmunotherapy for the treatment of low-grade or transformed low-grade NHL.  If Corixa and/or Glaxo successfully markets Bexxar, our business could be harmed.

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

Patent Litigation Related to Zevalin

On September 10, 2001, we filed a lawsuit in the federal district court in the Southern District of California against Corixa and the University of Michigan.  The complaint sought a declaratory judgment that Zevalin and its use in the treatment of various B-cell NHLs does not infringe certain issued U.S. patents held by Corixa regarding products and processes relating to radioimmunotherapy, or that, in the alternative, such patents were invalid.  On September 12, 2001, Corixa, Glaxo (Corixa’s marketing partner) and the University of Michigan filed a lawsuit in federal court in the District of Delaware against us alleging that Zevalin infringes the same patents.  This action was transferred to the federal district court in the Southern District of California and was consolidated with our lawsuit.  On October 15, 2003, the federal district court issued an order granting summary judgment in our favor finding that the patents asserted by Corixa, Glaxo and the University of Michigan against Zevalin are unenforceable due to the inventors’ inequitable conduct in the prosecution of the underlying patent applications.  Corixa has announced that it expects to appeal the order.

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

Rituxan and Zevalin are our only products that have received FDA approval, and we cannot be certain that our product candidates will be approved either in the United States or in other countries in a timely fashion, if at all.  Failure to comply with FDA requirements, both before and after product approval, may subject us or our partners, contract manufacturers and suppliers to administrative or judicial sanctions, including FDA refusal to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, fines, injunctions and/or criminal prosecution.

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

We May Not Be Able to Successfully Develop and Commence Operations at Our New Commercial Manufacturing Facility.

We own an 87-acre parcel of land in Oceanside, California where we are developing a commercial manufacturing facility.  We have limited experience in developing this type of facility and may not be able to successfully develop or commence operations at this facility.  If we fail to successfully develop or commence operations at this new facility, we may be unable to commercialize or meet demands for products we may develop in the future.  We may encounter difficulties in designing, constructing and initiating this facility, including:

•      governmental regulation of our facility, specifically FDA or comparable agency approvals required for the commercial manufacture of our products;

•      public opinion regarding the impact of this facility on nearby communities;

•      construction delays, including obtaining necessary governmental approvals and permits;

•      cost overruns;

•      delays in design, shipment and installation of equipment for our facility;

•      natural disasters;

•      other unforeseeable factors inherent in the construction process; and

•      obtaining financing we may need to complete the facility.

Even if we are able to successfully develop this facility, we may not be able to do so in a cost-effective manner or in a time frame that is consistent with our expected future manufacturing needs or our future manufacturing needs may not be sufficient to allow the facility to be fully operational, which could harm our business.

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

We Rely Upon Key Personnel.

Our success will depend, to a great extent, upon the experience, abilities and continued services of our executive officers and key scientific personnel.  We do not currently have any employment contracts in effect with our executive officers or key scientific personnel.  If we lose the services of any of these individuals, our business could be harmed.  Our success also will depend upon our ability to attract and retain other highly qualified scientific, managerial, sales and manufacturing personnel and our ability to develop and maintain relationships with qualified clinical researchers.  Competition for these personnel and relationships is intense and we compete with numerous pharmaceutical and biotechnology companies as well as with universities and non-profit research organizations.  We may not be able to continue to attract and retain qualified personnel or develop and maintain relationships with clinical researchers.

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

Volatility of Our Stock Price.

The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile.  For example, the market price of our common stock fluctuated between $27.80 per share and $42.15 per share during the nine months ended September 30, 2003.  The market price of our common stock likely will continue to fluctuate due to a variety of factors, including:

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

Our Outstanding Convertible Promissory Notes Leverage Us Considerably.

As a result of issuing our subordinated notes due 2019 in February 1999 and issuing our senior notes due 2032 in April and May 2002, we incurred indebtedness of approximately $345.0 million at maturity in 2019 and approximately $1.2 billion at maturity in 2032.  This indebtedness exposes us to significant principal and interest obligations.  The holders of our subordinated notes may require us to purchase the subordinated notes on February 16, 2004, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase payable at our option in cash, our common stock or a combination thereof.  In addition, holders of our senior notes may require us to purchase all or a portion of the senior notes on April 29, 2005, 2007, 2012 and 2017 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, payable at our option in cash, our common stock or a combination thereof.  The degree to which we are leveraged could harm our ability to obtain future financing and could make us more vulnerable to industry downturns and competitive pressures.  Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We Have Adopted Several Anti-takeover Measures, As Well As Other Measures to Protect Certain Members of Our Management, Which May Discourage or Prevent a Third Party From Acquiring Us.

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

•      our board of directors has the authority to issue, without vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares.  Any series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of common stock.  Although we had 36,214 shares of non-voting convertible preferred stock outstanding as of September 30, 2003, which were convertible into 2,172,840 shares of common stock, the board of directors has no present intention of issuing any additional shares of preferred stock.  However, the board of directors may issue additional series of preferred stock in the future;

•      our collaboration agreement with Genentech provides Genentech with the option to buy the rights to Rituxan and retain control of any additional anti-CD20 products developed under the collaboration in the event that we undergo a change of control, which may limit our attractiveness to potential acquirors;

•      under the terms of our convertible promissory notes, any acquiror may be required, at the holders option, to repurchase our subordinated notes for cash in connection with its acquisition of us on or before February 16, 2004 and would be required to repurchase our senior notes for cash in connection with its acquisition of us on or before April 29, 2007;

•      our directors are elected to staggered terms which prevents the entire board from being replaced in any single year; and

•      effective upon the completion of our proposed merger with Biogen, our bylaws will provide that, until the third anniversary of the completion of the merger, the affirmative vote of at least 80% of our entire board of directors (excluding directors who are the serving as an officer or employee) will be required to (i) remove William H. Rastetter, Ph.D., from his position as Executive Chairman and Chairman of the board of directors of the combined company or significantly diminish his position, authority, duties or responsibilities or (ii) remove James C. Mullen from his position as Chief Executive Officer of the combined company or significantly diminish his position, authority, duties or responsibilities.

Our Proposed Merger With Biogen May Divert the Attention of Management.

Securing stockholder and other required approvals of our proposed merger with Biogen will require the commitment of significant time from our senior officers.  In addition, if the merger is approved and is completed, integrating the operations of the two companies will require significant attention by the management of both companies.  To the extent that these responsibilities conflict with the other duties of these individuals, our business and prospects could be harmed.

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

At September 30, 2003, we maintained a portion of our cash and cash equivalents in financial instruments with original maturities of three months or less.  We also maintained an investment portfolio containing financial instruments in which the majority have original maturities of greater than three months but less than twenty-four months.  These financial instruments, principally comprised of corporate obligations and U.S. government obligations, are subject to interest rate risk and will decline in value if interest rates increase.  A hypothetical ten percent change in interest rates during the nine months ended September 30, 2003, would have resulted in an approximately $0.8 million change in pretax income.  We have not used derivative financial instruments in our investment portfolio.

Our long-term debt totaled $882.0 million at September 30, 2003 and was comprised solely of our subordinated notes which bear interest at 5.5% and our senior notes which bear interest at 1.75%.  These long-term debt obligations bear interest at a weighted average interest rate of 2.4%.  Due to the fixed rate nature of our convertible promissory notes, an immediate ten percent change in interest rates would not have a material effect on our financial condition or results of operations.

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

PART II — OTHER INFORMATION

Item 1.         Legal Proceedings

On September 10, 2001, we filed a lawsuit in the federal district court in the Southern District of California against Corixa and the University of Michigan.  The complaint sought a declaratory judgment that Zevalin and its use in the treatment of various B-cell NHLs does not infringe certain issued U.S. patents held by Corixa regarding products and processes relating to radioimmunotherapy, or that, in the alternative, such patents were invalid.  On September 12, 2001, Corixa, Glaxo (Corixa’s marketing partner) and the University of Michigan filed a lawsuit in federal court in the District of Delaware against us alleging that Zevalin infringes the same patents.  This action was transferred to the federal district court in the Southern District of California and was consolidated with our lawsuit.  On October 15, 2003, the federal district court issued an order granting summary judgment in our favor finding that the patents asserted by Corixa, Glaxo and the University of Michigan against Zevalin are unenforceable due to the inventors’ inequitable conduct in the prosecution of the underlying patent applications.  Corixa has announced that it expects to appeal the order.

On June 25, 2003, a suit was filed in the Superior Court of California, County of San Diego, on behalf of a purported class of Biogen stockholders against Biogen, us and certain members of Biogen’s board of directors alleging, among other things, that each of Biogen, us and the members of Biogen’s board of directors breached and/or aided in the breach of the other defendants’ breaches of their fiduciary duties of candor, loyalty, due care, independence, good faith and fair dealing by tailoring the structural terms of the merger to meet our specific needs rather than attempting to obtain the highest price reasonably available for Biogen’s stockholders.  An agreement in principle to resolve the suit has been reached based upon the disclosure of certain additional information in our joint proxy statement/prospectus relating to the merger and the payment of attorneys’ fees in an amount to be determined by the court.

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

(b)             Reports on Form 8-K.

On September 3, 2003, we filed a current report on Form 8-K reporting that Nabil Hanna, our chief scientific officer, informed us that he has established a nondiscretionary sales plan intended to comply with Rule 10b5-1 under the Securities Exchange Act of 1934 in order to gradually diversify his holdings.

On October 3, 2003, we filed a current report on Form 8-K/A amending the Form 8-K filed on July 31, 2003 reporting that we had entered into an amended and restated collaboration agreement with Genentech, Inc. for the purpose of re-filing the redacted amended and restated collaboration agreement.

On October 14, 2003, we filed a current report on Form 8-K reporting that we issued a press release regarding our financial results for the three months ended September 30, 2003 on October 14, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDEC PHARMACEUTICALS CORPORATION

Date:	October 31, 2003	By:	/s/ William H. Rastetter, Ph.D.
William H. Rastetter, Ph.D.
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date:	October 31, 2003	By:	/s/ Edward M. Rodriguez
Edward M. Rodriguez
Vice President, Finance and Controller
(Principal Financial and Accounting Officer)