Form 10-K
period 2003-12-31
BIOGEN IDEC INC
filed 2004-03-10
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 0-19311

Biogen Idec Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0112644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Cambridge Center, Cambridge, Massachusetts 02142

(Address of principal executive offices) (Zip code)

(617) 679-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0005 par value

Series X Junior Participating Preferred Stock Purchase Rights

(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐

      The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed fiscal quarter was $4,762,181.085.

      As of February 20, 2004, the Registrant had 331,996,625 shares of Common Stock, $0.0005 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the definitive Proxy Statement for our 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

BIOGEN IDEC INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2003

		Page

PART I
Item 1.	Business	1
	Overview	1
	Our Products and Primary Product Candidates — Table	3
	Our Products	4
	Our Primary Product Candidates	8
	Other Research and Development Programs	10
	Research and Development Costs	10
	Principal Licensed Products	10
	Patents and Other Proprietary Rights	11
	Sales, Marketing and Distribution	14
	Competition	15
	Regulatory	17
	Manufacturing and Raw Materials	20
	Our Employees	20
	Our Executive Officers	21
	Forward-Looking Information and Risk Factors That May Affect Future Results	24
Item 2.	Properties	33
Item 3.	Legal Proceedings	34
Item 4.	Submission of Matters to a Vote of Security Holders	36
PART II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	37
Item 6.	Selected Consolidated Financial Data	38
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 8.	Consolidated Financial Statements and Supplementary Data	60
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	60
Item 9A.	Controls and Procedures	60
PART III
Item 10.	Directors and Executive Officers of the Registrant	61
Item 11.	Executive Compensation	61
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	61
Item 13.	Certain Relationships and Related Transactions	61
Item 14.	Principal Accounting Fees and Services	61
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	62
Signatures		68
Consolidated Financial Statements and Schedule		F-1
EX-3.1 AMENDED AND RESTATED CERTIFICATE OF INCORP
EX-3.2 CERTIFICATE OF AMENDMENT
EX-3.3 CERTIFICATE INCREASING THE NUMBER OF SHARES
EX-3.4 CERTIFICATE OF AMENDMENT
EX-3.5 BYLAWS
EX-3.6 AMENDMENT TO BYLAWS DATED AS OF 12-21-2001
EX-3.7 AMENDMENT TO BYLAWS DATED AS OF 11-12-2003
EX-4.2 SPECIMEN COMMON STOCK CERTIFICATE
EX-10.13 VOLUNTARY EXECUTIVE SUP. SAVINGS PLAN
EX-10.28 VOLUNTARY BOARD OF DIR SAVINGS PLAN
EX-10.29 EXECUTIVE SEVERANCE POLICY
EX-10.34 FOURTH AMENDMENT TO AGREEMENT
EX-10.35 FIFTH AMENDMENT TO AGREEMENT
EX-10.36 FIRST AMENDMENT TO LEASE DATED 10-1-1999
EX-10.37 SECOND AMENDMENT TO LEASE DATED 6-16-2000
EX-10.38 THIRD AMENDMENT TO LEASE DATED 10-13-2000
EX-10.39 FIRST AMENDMENT TO LEASE DATED 11-9-1992
EX-10.40 LEASE AMENDMENT DATED 12-30-1994
EX-10.41 LEASE AGREEMENT
EX-10.42 FIRST AMENDMENT TO LEASE DATED 9-12-2000
EX-10.43 SECOND AMENDMENT TO LEASE DATED 11-1-2000
EX-10.44 SINGLE-TENANT FULLY-NET LEASE AGREEMENT
EX-10.45 FORM OF LETTER AGREEMENT
EX-12.1 COMPUTATION OF RATIO OF EARNINGS
EX-21.1 SUBSIDIARIES
Consent of PricewaterhouseCoopers LLP
EX-23.2 CONSENT OF KPMG LLP.
EX-31.1 CEO CERTIFICATION
EX-31.2 CFO CERTIFICATION
EX-32.1 CERTIFICATION PERSUANT TO SECTION 906

i

PART I

Item 1.	Business.

Overview

      In November 2003, Biogen, Inc. and IDEC Pharmaceuticals Corporation merged under the name Biogen Idec Inc., bringing together the complementary strengths of each company. Biogen Idec creates new standards of care in oncology and immunology. As a global leader in the development, manufacturing, and commercialization of novel therapies, we transform scientific discoveries into advances in human healthcare. We currently have four commercial products: AVONEX® (Interferon beta-1a) for the treatment of relapsing multiple sclerosis, also known as MS, RITUXAN® (rituximab) and ZEVALIN® (ibritumomab tiuxetan), both of which treat certain B-cell non-Hodgkin’s lymphomas, also referred to as B-cell NHLs, and AMEVIVE® (alefacept) for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. We also receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control including sales of RITUXAN outside the U.S. In addition, we have a pipeline of development stage products and a number of research programs in our core therapeutic areas and in other areas of interest.

      AVONEX is the most prescribed therapeutic product in MS worldwide. Globally over 125,000 patients have chosen AVONEX as their treatment of choice. In 2003, sales of AVONEX generated worldwide revenues of $1.16 billion as compared to revenues of $1.03 billion from sales of AVONEX in 2002.

      RITUXAN, the first monoclonal antibody approved by the U.S. Food and Drug Administration for a cancer therapy indication, is currently marketed and sold worldwide for the treatment of various B-cell NHLs. We market RITUXAN in the U.S. in collaboration with Genentech, Inc. All U.S. sales of RITUXAN are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis. In 2003, RITUXAN generated U.S. net sales of $1.36 billion of which we recorded $419.2 million as our share of copromotion profits as compared to U.S. net sales of $1.08 billion in 2002 of which we recorded $324.5 million as our share of copromotion profits. F. Hoffmann-La Roche Ltd. sells rituximab outside the U.S., except in Japan where it copromotes RITUXAN in collaboration with Zenyaku Kogyo Co. Ltd. We received royalties on sales of rituximab outside of the U.S. of $67.9 million in 2003 as compared to $45.4 million in 2002. RITUXAN is the trade name used for rituximab in the U.S., Canada and Japan, and MabThera is the trade name in the European Union, or EU. In this Form 10-K, we refer to rituximab, RITUXAN and MabThera collectively as RITUXAN, except where we have otherwise indicated.

      In February 2002, ZEVALIN became the first radioimmunotherapy approved by the FDA for the treatment of cancer. ZEVALIN is approved as a treatment for relapsed or refractory low-grade, follicular, or transformed B-cell NHL including patients with RITUXAN refractory follicular NHL. We launched ZEVALIN in the U.S. in April 2002. In 2003, sales of ZEVALIN in the U.S. generated revenues of $19.6 million as compared to revenues of $13.7 million in 2002. Outside the U.S., we have licensed our marketing rights in ZEVALIN to Schering AG. In January 2004, the European Agency for the Evaluation of Medicinal Products, or EMEA, the regulatory authority in the EU, granted marketing approval of ZEVALIN in the EU for the treatment of adult patients with CD20+ follicular B-cell NHL who are refractory to or have relapsed following RITUXAN therapy.

      AMEVIVE was approved in the U.S. in January 2003 for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. In 2003, sales of AMEVIVE generated revenues of $40.4 million. In February 2003, the European Committee for Proprietary Medicinal Products, the scientific advisory board of the EMEA, determined that more information was required to approve AMEVIVE in the EU. We withdrew our application for approval. We plan to develop the additional information necessary to obtain approval of AMEVIVE for the treatment of psoriasis in the EU. Developing the data and re-filing the application may take several years.

      In addition to ongoing development work with our marketed products, including studies of RITUXAN in rheumatoid arthritis, we continue to devote significant resources to other ongoing development efforts. These efforts include our collaboration with Elan Corporation plc on the development of ANTEGREN® (natalizumab), as a potential treatment for MS, Crohn’s disease and rheumatoid arthritis, our collaboration with Fumapharm AG on development of an oral therapy as a potential treatment for psoriasis and MS, our development of Anti-CD80 (Anti-B7.1) as a potential treatment for non-Hodgkin’s lymphomas, also referred to as NHLs, and autoimmune diseases, and our development of Anti-CD23 as a potential treatment for allergic rhinitis, allergic asthma and chronic lymphocytic leukemia, also referred to as CLL.

      We also have a number of preclinical and earlier-stage research programs. Our research strategy is to direct our primary effort toward finding therapeutics in our focus areas: oncology, neurology, dermatology and rheumatology. We supplement our internal research efforts to find novel therapeutics in these areas and in other areas of interest with genomics tools and other innovative technologies. We also seek to advance our research efforts through collaborations. We believe that our biologically-focused research strength, along with expertise in protein and bio-organic chemistry, will allow us to be in a position to capitalize on the potential of the post-genomics era.

      Merger. On November 12, 2003, Bridges Merger Corporation, a wholly owned subsidiary of IDEC Pharmaceuticals Corporation, was merged with and into Biogen, Inc. with Biogen, Inc. continuing as the surviving corporation and a wholly owned subsidiary of IDEC Pharmaceuticals Corporation. At the same time, IDEC Pharmaceuticals Corporation changed its name to Biogen Idec Inc. The merger and name change were made under an Agreement and Plan of Merger dated as of June 20, 2003. As a result of the merger, each issued and outstanding share of Biogen, Inc. common stock was converted into the right to receive 1.15 shares of Biogen Idec common stock. Our stock trades on the Nasdaq National Market under the symbol BIIB. The results of Biogen, Inc.’s operations from November 13, 2003, the day after the effective date of the merger, to December 31, 2003 have been included in the consolidated financial statements filed in this Annual Report on Form 10-K.

      Available Information. We are a Delaware corporation with principal executive offices located at 14 Cambridge Center, Cambridge, Massachusetts 02142. Our telephone number is (617) 679-2000 and our web site address is www.biogenidec.com. We make available free of charge through the Investor Relations section of our web site our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or the SEC. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site.

Our Products and Primary Product Candidates — Table

      Our products and our primary product candidates are targeted to address a variety of key medical needs in the areas of oncology, neurology, dermatology and rheumatology. These products and product candidates and our development and/or marketing partners, if any, are described in the following table.

Product/Product			Development and/or
Candidate	Indication(s)	Status	Marketing Partners

AVONEX	Certain forms of MS	Approved — Worldwide	None

RITUXAN	Certain B-cell NHLs	Approved — Worldwide	Genentech (U.S.) Roche outside U.S. and Japan) Zenyaku and Roche (Japan)

	Rheumatoid arthritis	Phase 3	Genentech (U.S.) Roche (outside U.S. and Japan)

	CLL	Phase 3	Genentech (U.S.) Roche (outside U.S. and Japan)

ZEVALIN	Certain B-cell NHLs (radioimmunotherapy)	Approved — U.S. and EU	Schering AG (outside U.S.)

AMEVIVE	Moderate-to-severe chronic plaque psoriasis	Approved — U.S. Withdrawn — EU; Under regulatory review — Australia, Canada, Israel, New Zealand, and Switzerland	None

ANTEGREN	MS	Phase 3; expect to file BLA with FDA mid-year 2004	Elan

	Crohn’s disease	Phase 3; additional Phase 3 trial expected to begin in 2004	Elan

	Rheumatoid arthritis	Phase 2 expected to begin in first half of 2004	Elan

Oral Fumarate	Psoriasis	Phase 3 in EU; Second Phase 3 expected to begin in first half of 2005	Fumapharm (development in EU; marketing in Germany)

	MS	Phase 2 expected to begin in second half of 2004	None

Anti-CD80 (Anti-B7.1)	NHL	Completed Phase 1/2 in relapsed or refractory follicular lymphoma	None

Anti-CD23	Allergic rhinitis, allergic asthma and CLL	Phase 1/2 in allergic asthma; Phase 2 pilot in seasonal allergic rhinitis; Phase 1 in CLL	None

Our Products

AVONEX

      We currently market and sell AVONEX worldwide for the treatment of relapsing MS. In 2003, sales of AVONEX generated worldwide revenues of $1.17 billion as compared to revenues of $1.03 billion in 2002. Prior to the merger, AVONEX was sold by Biogen, Inc. Our 2003 consolidated financial statements include only those operations of Biogen, Inc. that occurred during the period between November 13, 2003, the day after the effective date of the merger, and December 31, 2003. Our revenues from AVONEX during this post-merger period were $142.6 million.

      MS is a progressive neurological disease in which the body loses the ability to transmit messages along nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing MS experience an uneven pattern of disease progression characterized by periods of stability interrupted by flare-ups of the disease after which the patient returns to a new baseline of functioning. AVONEX is a recombinant form of a protein produced in the body by fibroblast cells in response to viral infection. AVONEX has been shown in clinical trials in relapsing forms of the disease both to slow the accumulation of disability and to reduce the frequency of flare-ups. Biogen, Inc. began selling AVONEX in the U.S. in 1996, and in the EU in 1997. Currently AVONEX is on the market in more than 60 countries. Based on data from an independent third party research organization, our distributors and internal analysis, we believe that AVONEX is the most prescribed therapeutic product for the treatment of MS worldwide. Globally, over 125,000 patients have selected AVONEX as their treatment of choice. AVONEX is also the only product in the MS market that is currently covered by Medicare.

      As part of our commitment to AVONEX, we work to make treatment more convenient. In May 2003, the FDA approved a new pre-filled syringe formulation which became available in the U.S. in August 2003 and replaced the dry powder form. We plan to reintroduce the dry powder form as an additional alternative in the U.S. in 2004. The new formulation was approved by the EMEA in July 2003 and is being made available in the EU on a country-by-country basis. We continue to explore other ways to improve the delivery and convenience of AVONEX.

      We also continue to work to expand the quantity and quality of data available about AVONEX. The AVONEX label was amended in January 2003 to include in the indication section MS patients with a first clinical episode and MRI features consistent with MS. This label change is based on the data from our Controlled High Risk AVONEX Multiple Sclerosis Prevention Study, or CHAMPS. In CHAMPS, AVONEX was shown to have a highly statistically significant beneficial effect on delaying the onset of a second exacerbation in patients who had experienced a single neurological event consistent with MS. Based on the CHAMPS data, the regulatory authorities in the EU made a similar change to the AVONEX label in 2002. Given the chronic nature of MS, we continue to study the long-term use of AVONEX. In May 2003, we announced that data presented at the Consortium of Multiple Sclerosis Centers’ annual meeting demonstrated that AVONEX was generally well tolerated and produced low levels of neutralizing antibodies in patients treated for up to eight years

      An important component of our activities related to AVONEX is our ongoing clinical trial work. In September 2003, we announced the results of our Controlled High Risk AVONEX Multiple Sclerosis Prevention Study In Ongoing Neurological Surveillance, or CHAMPIONS, an extension of CHAMPS, which was designed to determine whether the effect of early treatment with AVONEX in delaying relapses and reducing the accumulation of MS brain lesions could be sustained for up to five years. The study results showed that AVONEX altered the long-term course of MS in patients who began treatment immediately after their initial MS attack compared to initiation of treatment more than two years after onset of symptoms. We decided to extend CHAMPIONS for an additional five years in order to determine if the effects of early treatment can be sustained for up to 10 years. We also recently completed a long-term, safety extension study of AVONEX in patients with relapsing MS and continue to support Phase 4 investigator-run studies evaluating AVONEX in combination with other therapies.

RITUXAN

      RITUXAN, the first monoclonal antibody approved in the U.S. for a cancer therapy indication, is currently marketed and sold worldwide for the treatment of various B-cell NHLs. We market RITUXAN in the U.S. in collaboration with Genentech. In 2003, RITUXAN generated U.S. net sales of $1.36 billion of which we recorded $419.2 million as our share of copromotion profits as compared to U.S. net sales of $1.08 billion in 2002 of which we recorded $324.5 million as our share of copromotion profits. Roche sells RITUXAN outside the U.S., except in Japan where it copromotes RITUXAN in collaboration with Zenyaku. We received royalties on sales of RITUXAN outside of the U.S. of $67.9 million in 2003 as compared to $45.4 million in 2002.

      In the U.S., we copromote RITUXAN with Genentech and share responsibility with Genentech for continued development. Such continued development includes conducting supportive research and post-approval clinical studies and seeking potential approval for additional indications. Genentech provides the support functions for the commercialization of RITUXAN in the U.S., including marketing, customer service, order entry, distribution, shipping and billing, and has worldwide manufacturing responsibilities. The original collaboration agreement with Genentech was entered into in 1995. In June 2003, we amended and restated the collaboration agreement to include the development and commercialization of other humanized anti-CD20 antibodies targeting B-cell disorders for a broad range of indications. We will share responsibility with Genentech for development in the U.S. of any new products developed under the agreement, and we will also copromote with Genentech any such new products in the U.S.

      RITUXAN is approved in the U.S. for single agent use in relapsed or refractory, low grade or follicular CD20-positive B-cell NHL, which comprise approximately half of the B-cell NHLs diagnosed in the U.S. RITUXAN is administered as outpatient therapy by personnel trained in administering chemotherapies or biologics. A standard course of RITUXAN therapy consists of four intravenous infusions given on days one, eight, 15 and 22, unlike chemotherapy which is given typically in repeating cycles for up to four to eight months. RITUXAN is also approved to be administered as an 8-dose regimen, for retreatment of patients with B-cell NHL who have previously responded to RITUXAN and for use in patients who have bulky tumors. RITUXAN is unique in the treatment of B-cell NHLs due to its specificity for the antigen CD20, which is expressed only on the surface of normal B cells and malignant B cells. Stem cells (including B-cell progenitors or precursor B-cells) in bone marrow lack the CD20 antigen. This allows healthy B-cells to regenerate after treatment with RITUXAN and return to normal levels within several months. RITUXAN’s mechanism of action utilizes the body’s own immune system as compared to conventional lymphoma therapies.

      RITUXAN in Oncology. In an effort to identify expanded applications for RITUXAN, we, in conjunction with Genentech and Roche, continue to support RITUXAN post-marketing studies. Ongoing and completed Phase 2 and 3 studies suggest that RITUXAN may have promise as a front-line therapy in combination with various chemotherapies in indolent and aggressive B-cell NHLs, as a single agent in the treatment of aggressive B-cell NHLs and CLL, and as maintenance therapy in indolent B-cell NHLs. These studies include:

•	A randomized Phase 3 study of the addition of RITUXAN to a chemotherapy regimen of cyclophosphamide, vincristine and prednisone, also known as CVP, in previously untreated, or front line patients with indolent NHL. In this investigator-run study, 321 patients who had not received previous treatment for CD20 positive follicular or indolent NHL were randomized to receive either CVP alone or CVP with RITUXAN. The initial results of the study indicated that the addition of RITUXAN to CVP prolonged time to treatment failure, the primary endpoint of the study, to 26 months compared to seven months for patients treated with CVP alone. Based on this study, in January 2004, Roche filed an application with the EMEA for a change to the MabThera label to expand the indication to include front-line treatment of indolent non-Hodgkin’s lymphoma in combination with conventional chemotherapy.

•	A randomized Phase 3 study, known as E4494, of patients age 60 or older with newly diagnosed, diffuse, large B-cell, or aggressive NHL, comparing a chemotherapy regimen consisting of cyclophosphamide, doxorubin, vincristine and prednisone, also known as CHOP, alone to a regimen of

RITUXAN plus CHOP, also known as R-CHOP, as a front-line or induction therapy followed by RITUXAN maintenance therapy or observation for those patients who responded positively to either R-CHOP or CHOP alone. The study is a U.S. Intergroup study led by the Eastern Cooperative Oncology Group (ECOG). The primary endpoint of the induction and maintenance phases of the study was time to treatment failure. Due to the observed interaction between RITUXAN maintenance and induction therapy, additional analyses were performed to compare induction therapy with R-CHOP versus CHOP alone, removing the effects of subsequent RITUXAN maintenance therapy. Based on these additional analyses, the investigators concluded that patients who received R-CHOP induction therapy experienced prolonged time to treatment failure and overall survival compared to patients who received induction therapy with CHOP alone. In the maintenance phase of the study, patients treated with RITUXAN maintenance for up to an additional two years after completing induction therapy had a statistically significant delay in time to treatment failure compared to patients who did not receive RITUXAN maintenance therapy following induction. At the time of the interim analysis, this advantage appears predominantly confined to patients who received CHOP alone during the induction phase. There appears to be no difference in overall survival between the RITUXAN maintenance and observation arms, though the investigators believe additional follow up is necessary.

•	A multi-center, randomized Phase 2 study of 114 patients with relapsed indolent NHL designed to compare the efficacy of RITUXAN maintenance therapy to retreatment with RITUXAN. Maintenance therapy was defined as treatment with RITUXAN every six months for two years with the objective of keeping lymphoma from returning or progressing. Retreatment was defined as waiting until the disease progressed prior to administering another course of RITUXAN. The initial results of this investigator-run study showed that patients who received RITUXAN maintenance therapy experienced 31 months of progression-free survival as compared to eight months of progression-free survival for those patients who received retreatment.

•	A large Phase 3 randomized study of 800 patients, known as MinT, designed to evaluate RITUXAN in combination with chemotherapy as a front-line treatment for aggressive large, B-cell NHL in patients age 18 to 60. This study, which was conducted by an international cooperative group and sponsored by Roche, met its pre-specified primary efficacy endpoint early. A pre-planned analysis of the study data by an independent data monitoring committee demonstrated a statistically significant improvement in time to treatment failure for patients receiving RITUXAN and chemotherapy compared to chemotherapy alone.

•	A Phase 3 study, known as E1496, designed to compare RITUXAN maintenance therapy versus observation in patients with previously untreated indolent NHL who achieved stable disease or better after induction therapy with CVP. The study, which was led by ECOG, met its pre-specified primary efficacy endpoint early. A pre-planned analysis of the study data by an independent ECOG Data Monitoring Committee demonstrated a statistically significant improvement in time to treatment failure for patients receiving RITUXAN maintenance therapy. At the time the study was stopped, 322 patients who responded or had stable disease following induction CVP chemotherapy had been randomized to receive either RITUXAN maintenance therapy or no further treatment. Data from this study are expected to be presented at a medical meeting in 2004.

      We, along with Genentech and Roche, also recently initiated a multicenter global Phase 3 registrational study in patients with relapsed CLL comparing the use of fludarabine, cyclophosphamide and RITUXAN together, known as FCR, versus fludarabine and cyclophosphamide alone. This study is open at multiple sites worldwide and recently began patient recruitment. Additional clinical studies are ongoing in other B-cell malignancies such as lymphoproliferative disorders associated with solid organ transplant therapies, relapsed aggressive NHL and mantle cell NHL.

      RITUXAN in Immunology. We are also studying the use of RITUXAN in autoimmune diseases. Along with Genentech and Roche, we are conducting Phase 3 studies of RITUXAN in rheumatoid arthritis, or RA. In October 2003, we, along with Genentech and Roche, announced positive results from an extended Phase 2 study of 161 patients with active, long-standing RA who had not responded or had inadequate response to other therapies. The study showed that a single, short course of treatment with RITUXAN significantly improved symptoms in patients with severe RA for up to 48 weeks. The study was four arm, placebo controlled trial in which patients were randomized to receive RITUXAN alone, RITUXAN in combination with cyclophosphamide, RITUXAN in combination with methotrexate or methotrexate alone. Investigators followed-up with patients at 48 weeks in order to assess duration of response beyond the initial endpoint of 24 weeks. At 48 weeks, investigators found that patients receiving the combination of RITUXAN and methotrexate had the greatest improvement in symptoms: 65% patients showed at least a 20% improvement, 35% showed at least a 50% improvement and 15% showed at least a 70% improvement.

ZEVALIN

      In 2002, we began marketing and selling ZEVALIN in the U.S. ZEVALIN, as part of the ZEVALIN therapeutic regimen, is indicated for the treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell non-Hodgkin’s lymphoma, including patients with RITUXAN relapsed or refractory non-Hodgkin’s lymphoma. In 2003, sales of ZEVALIN in the U.S. generated revenues of $19.6 million as compared to revenues of $13.7 million in 2002. In January 2004, the EMEA granted marketing approval of ZEVALIN in the EU for the treatment of adult patients with CD20+ follicular B-cell NHL who are refractory to or have relapsed following RITUXAN therapy.

      Radiation therapy plays an important role in the management of B-cell lymphomas due to the sensitivity of B-cell tumors to radiation. Traditional radiation therapy consists of an external beam of radiation focused on isolated areas of the body or areas with high tumor burden. The ZEVALIN therapeutic regimen combines a monoclonal antibody with a radioisotope. Following intravenous infusion, the monoclonal antibody recognizes and attaches to the CD20 antigen. This allows ZEVALIN to specifically target B-cells, destroying the malignant NHL B-cells and also normal B-cells.

      ZEVALIN therapy consists of two kits: an imaging kit for use with indium-111 and a therapeutic kit for use with yttrium-90. The ZEVALIN therapeutic regimen can be completed on an outpatient basis in approximately one week and includes:

•	administration of one dose of RITUXAN to deplete peripheral blood B cells and improve ZEVALIN biodistribution;

•	imaging with the ZEVALIN imaging kit using indium-111, followed by gamma camera images at two to 24 hours, 48 to 72 hours, and an optional image at 90 to 120 hours, to confirm biodistribution of ZEVALIN;

•	if acceptable biodistribution of ZEVALIN is demonstrated, another dose of RITUXAN is administered; and

•	infusion of the ZEVALIN therapeutic kit using yttrium-90.

      We are working with third party investigators to expand the quality and quantity of data available about ZEVALIN. We recently announced the results of a new analysis of long-term durable responses among a subset of patients with relapsed, refractory or transformed indolent B-cell NHL who were treated with ZEVALIN in four registrational trials that were conducted between 1996 and 1999. Among this subset of 211 patients, 37% experienced time to treatment failure of 12 months or more. In addition, preliminary results of a Phase 2 study evaluating efficacy and safety of ZEVALIN in patients with relapsed and refractory mantle cell lymphoma showed that ZEVALIN was well tolerated and that of 12 patients treated with ZEVALIN three achieved complete remission and one had a partial remission.

AMEVIVE

      In February 2003, Biogen, Inc. began marketing and selling AMEVIVE in the U.S. for the treatment of patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. Psoriasis is an autoimmune skin disease in which skin cells multiply 10 times faster than the normal rate. The excess cells pile up on the skin’s surface, forming red, raised, scaly plaques that can be painful and disfiguring. AMEVIVE is a systemic therapy that works by helping to rebalance the overactive cells in the immune system that cause psoriasis. These cells, called T-cells, are central to the immune response when working properly, but are directed inappropriately against the body’s own tissues in psoriasis and other autoimmune disorders. AMEVIVE has a dual mechanism of action that is designed to interfere with T-cell activation and to reduce the number of so-called memory T-cells. The ability to reduce the number of memory T-cells may explain the disease remitting effect of AMEVIVE.

      In 2003, sales of AMEVIVE generated revenues of $40.4 million. Prior to the merger, AMEVIVE was sold by Biogen, Inc. Our 2003 consolidated financial statements include only those operations of Biogen, Inc. that occurred during the period between November 13, 2003, the day after the effective date of the merger, and December 31, 2003. Our revenues from AMEVIVE during this post-merger period were $9.4 million.

      In February 2003, the CPMP determined that more information was required to approve AMEVIVE in the EU. We withdrew our application for approval. We plan to develop the additional information necessary to obtain approval of AMEVIVE for the treatment of psoriasis in the EU. Developing the data and re-filing the application may take several years. Our filings for approval in Australia, Canada, Israel, New Zealand and Switzerland are currently being reviewed by regulatory authorities.

      We continue to conduct clinical studies of AMEVIVE. For example, we are investigating AMEVIVE in combination with other systemic therapies. As part of our post marketing commitments to the FDA, we are also conducting a Phase 3b international study designed to provide further safety data regarding the use of AMEVIVE. We have also initiated Phase 2 clinical studies of AMEVIVE in patients with psoriatic arthritis. In 2004, we expect to begin clinical studies exploring alternative dosing regimens for AMEVIVE.

Our Primary Product Candidates

      We focus our research and development efforts not only on continuing to develop and study our commercial products but also on finding novel therapeutics in areas of high unmet medical need particularly in our key focus areas of oncology, neurology, dermatology and rheumatology. Our programs include:

ANTEGREN

      The furthest along of our development-stage products is ANTEGREN, a humanized monoclonal antibody that is the first of a new class of potential therapeutics known as selective adhesion molecule inhibitors. We are developing ANTEGREN in collaboration with Elan as a potential treatment for MS, Crohn’s disease and RA. In MS, immune cells migrate through the blood-brain barrier into the brain leading to inflammation and destruction of the myelin sheath (the insulation for the nerves) and eventual nerve cell death. In Crohn’s disease, a similar process of inflammation occurs in the gastrointestinal tract. Adhesion molecules on the surface of the immune cells play an important role in the migration of the immune cells in the inflammatory process. ANTEGREN binds to a specific adhesion molecule on the immune cell surface known as alpha-4 integrin. By binding to alpha-4 integrin, ANTEGREN is designed to selectively inhibit immune cells from leaving the bloodstream and to prevent these cells from migrating into tissue (the gastrointestinal tract in Crohn’s disease, the brain in MS and the joints in RA) where they may otherwise cause or maintain inflammation.

      With Elan, we are conducting two Phase 3 studies of ANTEGREN in MS, each of which is fully enrolled, and have completed two Phase 3 studies of ANTEGREN in Crohn’s disease. In February 2004, we announced that we intend to submit to the FDA a Biologics License Application, or BLA, for approval of ANTEGREN as a treatment for MS. We expect to submit the BLA mid-year 2004. The decision to file the BLA was made after discussions with the FDA of one-year data from the two ongoing Phase 3 studies. We did not announce the one-year data in order to protect the integrity of data still to be collected in the studies. The two studies, known as the AFFIRM (natalizumab safety and efficacy in relapsing-remitting MS) study and the SENTINEL (safety and efficacy of natalizumab in combination with AVONEX) study, are each two-year, randomized, multi-center, placebo-controlled and double-blinded studies. The AFFIRM study is designed to evaluate the ability of natalizumab to slow the progression of disability in MS and reduce the rate of clinical relapses. The SENTINEL study is designed to evaluate the effect of the combination of natalizumab and AVONEX compared to treatment with AVONEX alone in slowing progression of disability and reducing the rate of clinical relapses. Both studies have protocols that included a one-year analysis of the data. The primary endpoints for both Phase 3 two-year studies are based on the Expanded Disability Status Scale and relapse rates. The pre-specified primary endpoint of the one-year analysis was relapse rates. We are committed to completing the two-year studies.

      We announced the results of the first Crohn’s disease study in July 2003. In that study, known as ENACT-1 (Evaluation of Natalizumab as Continuous Therapy-1), the primary endpoint of “response,” as defined by a 70-point decrease in the Crohn’s Disease Activity Index, or CDAI, at week 10, was not met. We announced results from the second Crohn’s disease study in January 2004. In that study, the primary endpoint of “maintenance of response,” as defined by a sustained CDAI score of less than 220 as well as no use of rescue intervention throughout six months of the study, was met. This double-blind, placebo controlled study known as ENACT-2 (Evaluation of Natalizumab as Continuous Therapy-2) enrolled responders from ENACT-1. These 428 patients were re-randomized to one of two treatment groups, ANTEGREN or placebo, both administered monthly for a total of 12 months. The primary endpoint looked at results through month six. Additional analysis will be performed at other timepoints. Through month six, there was a significant treatment difference of greater than 30 percent in favor of patients taking ANTEGREN compared to those taking placebo. There was no notable difference in the overall rates of side effects between natalizumab and placebo treatment groups in either trial. The most common adverse events seen in the two trials were headache, nausea, and abdominal pain across both the treatment and placebo groups. We plan to initiate an additional Phase 3 study of ANTEGREN in Crohn’s disease in 2004.

      With Elan, we recently filed an Investigational New Drug Application for ANTEGREN for the treatment of rheumatoid arthritis with the FDA. We expect to commence a Phase 2 clinical study of ANTEGREN in rheumatoid arthritis in the first half of 2004.

ORAL FUMARATE

      In October 2003, we licensed from Fumapharm exclusive rights to develop and market a potential oral therapy for psoriasis, MS and other autoimmune and inflammatory diseases. The product is a second-generation fumarate derivative with an immunomodulatory mechanism of action. A first-generation product is currently marketed by Fumapharm as FUMADERM® in Germany, where it is the most prescribed oral systemic treatment for moderate-to-severe psoriasis. Fumapharm has completed a Phase 2 double blind, multi-center clinical study of the second-generation product in psoriasis, and is currently conducting Phase 3 clinical studies in psoriasis in the EU. Data from the Phase 2 study will be announced at a medical meeting in 2004. We plan to collaborate with Fumapharm to accelerate the Phase 3 clinical development and registration program for psoriasis worldwide. We expect to begin Phase 2 clinical study of the second generation product in MS in the second half of 2004 and expect to begin a second Phase 3 clinical study of the product in psoriasis in the first half of 2005.

ANTI-CD80 (Anti-B7.1)

      The CD80 antigen is expressed on the surface of follicular and other lymphoma cells. In December 2003, we announced results from a Phase 1/2 clinical study designed to evaluate the safety, efficacy and pharmokinetics of multiple doses of an anti-CD80 antibody developed using our Primatized® antibody technology in patients with relapsed or refractory follicular lymphoma. The Anti-CD80 antibody was well tolerated, with observation of clinical responses in patients treated with higher doses. Additionally, interim data from a Phase 1/2 clinical study of the anti-CD80 antibody in combination with RITUXAN showed that the combination is well tolerated with evidence of clinical response. We are still awaiting final results of this study.

ANTI-CD23

      Antibodies against the CD23 receptor on various white blood cells inhibit the production of immune system molecules called immunoglobulin class E, or IgE, which are known to trigger allergic conditions. CD23 is also highly expressed on the surface of certain cells in patients with CLL. Anti-CD23 antibodies may provide a unique approach to treating illnesses such as allergic rhinitis, allergic asthma, and CLL. We are conducting a Phase 1/2 clinical study of an anti-CD23 antibody developed using our Primatized antibody technology in allergic asthma and have completed a Phase 2 pilot study in seasonal allergic rhinitis. In these studies, the anti-CD23 antibody has been well tolerated. Results have shown a notable reduction in total and allergen specific IgE levels, however, no significant effect on clinical symptom scores has been observed. In September 2002, we initiated a Phase 1 study of this antibody in CLL. Preliminary results from this study suggest that the anti-CD23 antibody is well tolerated, with early evidence of clinical activity in patients with previously treated CLL.

Other Research and Development Programs

      We also have a pipeline of earlier stage programs in our focus areas and in other areas of interest. For example:

•	We are developing a humanized monoclonal antibody directed against alpha-1/beta-1 integrin (VLA-1). VLA-1 is found on a variety of cells associated with tissue inflammation and fibrosis, including activated T-cells, macrophages and myofibroblasts. Reduction of VLA-1 activity is associated with sharply reduced inflammation and fibrosis in experimental models of disease.

•	We are developing several oncology product candidates, including: an anti-lymphotoxin beta receptor monoclonal antibody that has shown activity in inhibiting tumor growth in animal models, an anti-TAG72 antibody designed as a radioimmunotherapy for the treatment of carcinomas that targets the tumor site while minimizing the radiation to normal tissues such as bone marrow, and Cripto antibody, a monoclonal antibody that is designed to inhibit Cripto, a novel cell surface signaling molecule that is over-expressed in solid tumors.

•	In separate collaborations with Genentech, we are developing a new humanized anti-CD20 antibody targeting B-cell disorders for a broad range of indications, and a BR3 protein therapeutic as a potential treatment for disorders associated with abnormal B-lymphocyte activity, such as rheumatoid arthritis and lupus.

•	In November 2003, we announced positive results from a Phase 2 clinical study of a small molecule antagonist of the adenosine A1 receptor in patients with stable congestive heart failure. The adenosine A1 receptor mediates vasoconstriction, renal function and reabsorbtion of fluids in the kidney.

      We also have a number of other ongoing research programs. Our research strategy is to direct our primary effort toward finding therapeutics in our focus areas: oncology, neurology, dermatology and rheumatology. We supplement our internal research efforts to find novel therapeutics in these areas and in other areas of interest with genomics tools and other innovative technologies. We seek to advance our research efforts and expand our product pipeline through collaborations.

Research and Development Costs

      For the years ended December 31, 2003, 2002 and 2001, our research and development costs were approximately $233.3 million, $100.9 million and $90.5 million, respectively. Research and development costs for 2003 include the results of operations of Biogen, Inc. only for the period from November 13, 2003, the day after the effective date of the merger, through December 31, 2003.

Principal Licensed Products

      In addition to royalties on sales of RITUXAN outside the U.S. that we receive as part of our collaboration with Genentech, as described above, we receive royalties from sales by our licensees of a number of products covered under patents that we control. For example:

•	We receive royalties from Schering-Plough Corporation on sales of its alpha interferon products in the U.S. and Italy under an exclusive license to our alpha interferon patents and patent applications.

Schering-Plough sells its INTRON® A (interferon alfa-2b) brand of alpha interferon in the U.S. for a number of indications, including the treatment of chronic hepatitis B and hepatitis C. Schering-Plough also sells other alpha interferon products for the treatment of hepatitis C, including REBETRON® Combination Therapy containing INTRON A and REBETOL® (ribavirin, USP), PEG-INTRON® (peginterferon alfa-2b), a pegylated form of alpha interferon, and PEG-INTRON in combination with REBETOL. See “Patents and Other Proprietary Rights — Recombinant Alpha Interferon.”

•	We hold several important patents related to hepatitis B antigens produced by genetic engineering techniques. See “Patents and Other Proprietary Rights — Recombinant Hepatitis B Antigens.” These antigens are used in recombinant hepatitis B vaccines and in diagnostic test kits used to detect hepatitis B infection. We receive royalties from sales of hepatitis B vaccines in several countries, including the U.S., from GlaxoSmithKline plc and Merck and Co. Inc. We have also licensed our proprietary hepatitis B rights, on an antigen-by-antigen and nonexclusive basis, to several diagnostic kit manufacturers, including Abbott Laboratories, the major worldwide marketer of hepatitis B diagnostic kits. For a discussion of the length of the royalty obligation of GlaxoSmithKline and Merck on sales of hepatitis B vaccines and the obligation of our other licensees on sales of hepatitis B-related diagnostic products, see “Patents and Other Proprietary Rights — Recombinant Hepatitis B Antigens.”

•	We also receive ongoing royalties on sales of the recombinant human growth hormone product, Genotropin®, by Pfizer, Inc. in the U.S., Canada and Japan, and on sales of ANGIOMAX® (bivalirudin) by The Medicines Company, also known as TMC. TMC sells ANGIOMAX in the U.S. for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty. TMC sells ANGIOMAX through distributors in Europe, Canada and Latin America.

Patents and Other Proprietary Rights

      We have filed numerous patent applications in the U.S. and various other countries seeking protection of inventions originating from our research and development, including a number of our processes and products. Patents have been issued on many of these applications. We have also obtained rights to various patents and patent applications under licenses with third parties, which provide for the payment of royalties by us. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. There is no certainty that our existing patents or others, if obtained, will afford us substantial protection or commercial benefit. Similarly, there is no assurance that our pending patent applications or patent applications licensed from third parties will ultimately be granted as patents or that those patents that have been issued or are issued in the future will prevail if they are challenged in court.

      A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Competitors may have filed applications for, or have been issued patents and may obtain additional patents and proprietary rights that may relate to products or processes competitive with or similar to our products and processes. Moreover, the patent laws of the U.S. and foreign countries are distinct and decisions as to patenting, validity of patents and infringement of patents may be resolved differently in different countries. In general, we try to obtain licenses to third party patents which we deem necessary or desirable for the manufacture, use and sale of our products. We are currently unable to assess the extent to which we may wish to or may be required to acquire rights under such patents and the availability and cost of acquiring such rights, or whether a license to such patents will be available on acceptable terms or at all. There may be patents in the U.S. or in foreign countries or patents issued in the future that are unavailable to license on acceptable terms. Our inability to obtain such licenses may hinder our ability to market our products.

      We are aware that others, including various universities and companies working in the biotechnology field, have filed patent applications and have been granted patents in the U.S. and in other countries claiming subject matter potentially useful to our business. Some of those patents and patent applications claim only specific products or methods of making such products, while others claim more general processes or techniques useful or now used in the biotechnology industry. There is considerable uncertainty within the biotechnology industry about the validity, scope and enforceability of many issued patents in the U.S. and elsewhere in the world, and, to date, there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. We cannot currently determine the ultimate scope and validity of patents which may be granted to third parties in the future or which patents might be asserted to be infringed by the manufacture, use and sale of our products.

      There has been, and we expect that there may continue to be, significant litigation in the industry regarding patents and other intellectual property rights. We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Conversely, litigation may be necessary in some instances to determine the validity, scope and/or noninfringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Intellectual property litigation could therefore create business uncertainty and consume substantial financial and human resources. Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights, or, conversely, hinder our ability to market our products. See “Item 3 — Legal Proceedings” for a description of our patent litigation.

      Our trademarks RITUXAN, AVONEX, AMEVIVE and ZEVALIN are important to us and are generally covered by trademark applications or registrations owned or controlled by us in the United States Patent and Trademark Office and in other countries.

Recombinant Beta Interferon

      Third parties have pending patent applications or issued patents in the U.S., Europe and other countries with claims to key intermediates in the production of beta interferon. These are known as the Taniguchi patents. Third parties also have pending patent applications or issued patents with claims to beta interferon itself. These are known as the Roche patents and the Rentschler patents, respectively. We have obtained non-exclusive rights in various countries of the world, including the U.S., Japan and Europe, to manufacture, use and sell AVONEX, our brand of recombinant beta interferon, under the Taniguchi, Roche and Rentschler issued patents. The last of the Taniguchi patents expire in the U.S. in May, 2013 and have expired already in other countries of the world. The Roche patents expire in the U.S. in May, 2008 and also have generally expired elsewhere in the world. The Rentschler EU patent expires in July, 2012.

RITUXAN, ZEVALIN and Anti-CD20 Antibodies

      We have several issued U.S. patents and U.S. patent applications, and numerous corresponding foreign counterparts directed to anti-CD20 antibody technology, including RITUXAN and ZEVALIN. We have also been granted patents covering RITUXAN and ZEVALIN by the European and Japanese Patent Offices. In the United States our principal patents covering the drugs or their uses expire between 2015 and 2018. With regard to the rest of the world, our principal patents covering the drug products expire in 2013 subject to potential patent term extensions in countries where such extensions are available. In addition Genentech, our collaborative partner for RITUXAN, has secured an exclusive license to five U.S. patents and counterpart U.S. and foreign patent applications assigned to Xoma Corporation that relate to chimeric antibodies against the CD20 antigen. These patents expire between 2006 and 2014. Genentech has granted us a non-exclusive sublicense to make, have made, use and sell RITUXAN under these patents and patent applications. We, along with Genentech, share the cost of any royalties due to Xoma in the Genentech/ Biogen Idec copromotion territory on sales of RITUXAN. See “Note 3 — Legal Proceedings” for a description of our litigation with Corixa Corporation regarding ZEVALIN.

AMEVIVE

      AMEVIVE is presently claimed in a number of patents granted in the U.S. and the EU which cover LFA-3 polypeptides and DNA, LFA-3 fusion proteins and DNA, host cells, manufacturing methods and pharmaceutical compositions. We have obtained composition of matter patent coverage for the commercial product and important intermediates in the manufacturing process. Our patent portfolio also includes patents granted in the U.S. and the EU, which cover the use of LFA-3 polypeptides and LFA-3 fusion proteins in methods to inhibit T cell responses and use of LFA-3 polypeptides and fusion proteins to treat skin diseases, specifically including psoriasis. Our patent portfolio further includes pending patent applications, which seek coverage for the use of LFA-3 polypeptides and fusion proteins in the treatment of other indications of possible future interest as well for certain combination therapy treatments of potential interest and utility. Patents issued or which may be issued on these various patent applications expire between 2007 (for patents relating to manufacturing intermediates) and 2021 (in the case of recently filed patent applications). Our principal patents covering the drug product expire in 2013 subject to potential patent term extensions in countries where such extensions are available and by supplemental protection certificates in countries of the EU where such certificates may be obtained if and when approval of the product is obtained. Method of use patent protection for the product to treat skin diseases, including psoriasis, extends until 2017 in the U.S. and generally until 2015 in the rest of the world.

Recombinant Alpha Interferon

      In 1979, we granted an exclusive worldwide license to Schering-Plough under our alpha interferon patents. Most of our alpha interferon patents have since expired, including expiration of patents in the U.S., Japan and all countries of Europe other than Italy. We have obtained a supplementary protection certificate in Italy extending the coverage until 2007, although the Italian Legislature intends to implement legislation that may shorten this period to December 31, 2005. Schering-Plough pays us royalty payments on U.S. sales of alpha interferon products under an interference settlement entered into in 1998. Under the terms of the interference settlement, Schering-Plough agreed to pay us royalties under certain patents to be issued to Roche and Genentech in consideration of our assignment to Schering-Plough of the alpha interferon patent application that had been the subject of the settled interference with respect to the Roche/ Genentech patent. Schering-Plough entered into an agreement with Roche as part of settlement of the interference. The first of the Roche/ Genentech patents was issued on November 19, 2002 and has a seventeen-year term.

Recombinant Hepatitis B Antigens

      We have obtained numerous patents in countries around the world, including in the U.S. and in European countries, covering the recombinant production of hepatitis B surface, core and “e” antigens. We have licensed our recombinant hepatitis B antigen patent rights to manufacturers and marketers of hepatitis B vaccines and diagnostic test kits, and receive royalties on sales of the vaccines and test kits by our licensees. See “Principal Licensed Products.” The obligation of GlaxoSmithKline and Merck to pay royalties on sales of hepatitis B vaccines and the obligation of our other licensees under our hepatitis B patents to pay royalties on sales of diagnostic products will terminate upon expiration of our hepatitis B patents in each licensed country. Following the conclusion of a successful interference proceeding in the U.S., we were granted patents in the U.S. expiring in 2018. These patents claim hepatitis B virus polypeptides and vaccines and diagnostics containing such polypeptides. Our European hepatitis B patents expired at the end of 1999, except in those countries in which we have obtained supplementary protection certificates. Coverage under supplementary protection certificates still exists in France, Italy and Sweden. The additional coverage afforded by the supplementary protection certificates ranges from one to five years.

ANTEGREN

      We are jointly developing ANTEGREN with Elan for MS, Crohn’s Disease and RA. ANTEGREN is presently claimed in a number of pending patent applications and issued patents held by both companies in the U.S. and abroad. These patent applications and patents cover the protein, DNA encoding the protein, manufacturing methods and pharmaceutical compositions, as well as various methods of treatment using the product. In the U.S. the principal patents covering the product and methods of manufacturing the product generally expire between 2015 and 2020, subject to any available patent term extensions. In the remainder of the world patents on the product and methods of manufacturing the product generally expire between 2014 and 2016, subject to any supplemental protection certificates that may be obtained. Both companies have method of treatment patents for a variety of indications including the treatment of MS and Crohn’s disease and treatments of inflammation. These patents expire in the U.S. generally between 2012 and 2020 and outside the U.S. generally between 2010 and 2016, subject to any available patent term extensions and/or supplemental protection certificates extending such terms.

Trade Secrets and Confidential Know-How

      We also rely upon unpatented trade secrets, and we cannot assure that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect such rights. We require our employees, consultants, outside scientific collaborators, scientists whose research we sponsor and other advisers to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of our employees, the agreement provides that all inventions conceived by such employees shall be our exclusive property. These agreements may not provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information.

Sales, Marketing and Distribution

In General

      Our sales and marketing efforts are generally focused on specialist physicians in private practice or at major medical centers. We utilize common pharmaceutical company practices to market our products and to educate physicians, including sales representatives calling on individual physicians and distributors, advertisements, professional symposia, direct mail, selling initiatives, public relations and other methods. We have also established uninsured patient programs in the U.S. for our marketed products which provide qualified patients with products at no charge. We also provide certain customer service and other related programs for our products, such as disease and product-specific websites, insurance verification services and order, delivery and fulfillment services. Specifics concerning the sales, marketing and distribution of each of our commercialized products are as follows:

AVONEX

      We continue to focus our marketing and sales activities on driving AVONEX growth in the U.S. and the EU in the face of increased competition. In the U.S., Canada, Australia and most of the major countries of the EU, we use our own sales forces and marketing groups to market and sell AVONEX. In these countries, we distribute AVONEX principally through wholesale distributors of pharmaceutical products, mail order specialty distributors or shipping service providers. In countries outside the U.S., Canada, Australia and the major countries of the EU, we sell AVONEX to distribution partners who are then responsible for most marketing and distribution activities.

RITUXAN AND ZEVALIN

      RITUXAN and ZEVALIN are complementary products for the management of B-cell NHLs. Most B-cell NHLs are treated today in community-based group oncology practices. RITUXAN fits well into the community practice, as generally no special equipment, training or licensing is required for its administration or for management of treatment-related side effects. By contrast, ZEVALIN is administered by nuclear medicine specialists or radiation oncologists at medical or cancer centers that are licensed and equipped for the handling, administration and disposal of radioisotopes.

      RITUXAN. We market and sell RITUXAN in the U.S. in collaboration with Genentech. Genentech currently has a sales and marketing staff dedicated to RITUXAN. We have a marketing staff and a sales organization with experience primarily in oncology therapy who are dedicated to the commercialization of RITUXAN and ZEVALIN in the U.S. Our collaboration agreement with Genentech requires us to develop a dedicated sales force for RITUXAN by 2006. Sales efforts are focused on hematologists and medical oncologists in private practice, at community hospitals and at major medical centers in the U.S. RITUXAN is generally sold to wholesalers, specialty distributors and directly to hospital pharmacies. We rely on Genentech to supply marketing support services for RITUXAN including customer service, order entry, shipping, billing, insurance verification assistance, managed care sales support, medical information and sales training. Under our agreement with Genentech, all U.S. sales of RITUXAN are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis.

      ZEVALIN. We use our own sales force and marketing group to market and sell ZEVALIN in the U.S. To date, we have focused our sales and marketing activities on educating physicians about ZEVALIN’s efficacy in relapsed indolent lymphoma, its safety profile and patient tolerance. In general, we sell ZEVALIN to radiopharmacies that radiolabel, or combine, the ZEVALIN antibody with an indium-111 isotope or an yttrium-90 radioisotope and then distribute the finished product to hospitals or licensed treatment facilities for administration. We have appointed MDS (Canada) Inc., MDS Nordion Division, successor to MDS Nordion, Inc., or MDS (Canada), as our exclusive supplier of the yttrium-90 radioisotope required for therapeutic use of ZEVALIN to radiopharmacies. MDS (Canada) is the only supplier of the yttrium-90 radioisotope that is approved by the FDA. Radiopharmacies independently obtain the indium-111 isotope required for the imaging use of ZEVALIN from one of the two third party suppliers currently approved by the FDA to supply the indium-111 isotope.

AMEVIVE

      We use our own sales force and marketing group to market and sell AMEVIVE in the U.S. To date, we have focused our sales and marketing activities on physician education, payor coverage and acceptance, and improving physician and patient access to AMEVIVE through various launch initiatives including a sampling program. We distribute AMEVIVE in the U.S. principally through specialty distributors.

Competition

In General

      Competition in the biotechnology and pharmaceutical industries is intense and comes from many and varied sources. We do not believe that any of the industry leaders can be considered dominant in view of the rapid technological change in the industry. We experience significant competition from specialized biotechnology firms in the U.S., the EU and elsewhere and from many large pharmaceutical, chemical and other companies. Certain of these companies have substantially greater financial, marketing, research and development and human resources than us. Most large pharmaceutical and biotechnology companies have considerable experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products.

      We believe that competition and leadership in the industry will be based on managerial and technological superiority and establishing proprietary positions through research and development. Leadership in the industry may also be influenced significantly by patents and other forms of protection of proprietary information. A key aspect of such competition is recruiting and retaining qualified scientists and technicians. We believe that we have been successful in attracting skilled and experienced scientific personnel. The achievement of a leadership position also depends largely upon our ability to identify and exploit commercially the products resulting from research and the availability of adequate financial resources to fund facilities, equipment, personnel, clinical testing, manufacturing and marketing.

      Many of our competitors are working to develop products similar to those that we are developing. The timing of the entry of a new pharmaceutical product into the market can be an important factor in determining the product’s eventual success and profitability. Early entry may have important advantages in gaining product acceptance and market share. Moreover, under the Orphan Drug Act, the FDA is prevented for a period of seven years from approving more than one application for the “same” product for the same indication in certain diseases with limited patient populations, unless a later product is considered clinically superior. The EU has similar laws and other jurisdictions have or are considering such laws. Accordingly, the relative speed with which we can develop products, complete the testing and approval process and supply commercial quantities of the product to the market will have an important impact on our competitive position. An abbreviated process exists for small molecule drugs in the U.S. that are comparable to existing products. It is possible that legislative bodies in the U.S. and the E.U. may provide a similar abbreviated process for comparable biologic products. Competition among products approved for sale may be based, among other things, on patent position, product efficacy, safety, reliability, availability and price.

AVONEX

      In 2003, AVONEX had worldwide revenues of approximately $1.17 billion in 2003 and competed in the U.S. and EU markets primarily with three products:

•	BETASERON®, sold by Berlex in the U.S. and sold under the name BETAFERON® by Schering A.G. in the EU. BETASERON and BETAFERON together generated worldwide revenues of approximately $924 million in 2003.

•	REBIF®, which is co-promoted by Serono, Inc. and Pfizer in the U.S. and sold by Serono AG in the EU. REBIF generated worldwide revenues of approximately $819 million in 2003.

•	COPAXONE® glatiramer acetate, sold by Teva Neuroscience, Inc. in the U.S. and co-promoted by Teva and Aventis Pharma in the EU. COPAXONE generated worldwide revenues of approximately $720 million in 2003.

      A number of companies, including us, are working to develop products to treat MS that may in the future compete with AVONEX. In February 2004 we announced that we intend to submit to a BLA to the FDA for approval of ANTEGREN as a treatment for MS. AVONEX also faces competition from off-label uses of drugs approved for other indications. Some of our current competitors are also working to develop alternative formulations for delivery of their products which may in the future compete with AVONEX.

RITUXAN AND ZEVALIN

      RITUXAN received designation as an Orphan Drug from the FDA for the treatment of relapsed or refractory low-grade or follicular, CD20+ B-cell NHLs. Marketing exclusivity resulting from this Orphan Drug designation expires in November 2004. ZEVALIN received designation as an Orphan Drug from the FDA for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell non-Hodgkin’s lymphoma, including patients with RITUXAN refractory follicular NHL. Marketing exclusivity resulting from this Orphan Drug designation expires in February 2009.

      RITUXAN is typically used after patients fail to respond or relapse after treatment with traditional radiation therapy or standard chemotherapy regimes, such as CVP and CHOP. ZEVALIN is typically used after patients fail to respond or relapse following treatment with RITUXAN. ZEVALIN competes with BEXXAR® (tositumomab, iodine I-131 tositumomab), a radiolabeled molecule developed by Corixa Corporation and GlaxoSmithKline. BEXXAR received FDA approval in June 2003 to treat patients with CD20+, follicular, NHL, with and without transformation, whose disease is refractory to RITUXAN and has relapsed following chemotherapy.

      A number of other companies, including us, are working to develop products to treat B-cell NHLs and other forms of non-Hodgkin’s lymphoma that may ultimately compete with RITUXAN and ZEVALIN.

AMEVIVE

      AMEVIVE competes with several different types of therapies including:

•	traditional therapies for moderate-to-severe chronic plaque psoriasis, such as oral retinoids, steroids, methotrexate, cyclosporin, PUVA and UVB radiation.

•	RAPTIVA® (efalizumab), a drug co-developed by Genentech and Xoma Corporation that was approved by the FDA in November 2003 to treat moderate-to-severe psoriasis. Serono has an exclusive license to RAPTIVA in the EU and other countries and has filed for regulatory approval of the drug in the EU.

•	drugs approved for other indications that are used to treat psoriasis. Among these drugs are ENBREL® (etanercept), REMICADE® (infliximab) and HUMIRA®(adalimumab). ENBREL is sold by Amgen, Inc. and Wyeth Pharmaceuticals, Inc. and is approved to treat psoriatic arthritis. In January 2003, Amgen announced positive results from a Phase 3 clinical study of ENBREL in the treatment of moderate-to-severe plaque psoriasis and is conducting a second Phase 3 clinical study in psoriasis. REMICADE is sold worldwide by Centocor, Inc., a subsidiary of Johnson & Johnson, as a treatment for other indications, including rheumatoid arthritis, and is currently in a Phase 2 proof of concept study as a potential treatment for psoriasis. HUMIRA is sold by Abbott Laboratories and is approved to treat rheumatoid arthritis. Abbott is undertaking clinical trials in psoriasis and psoriatic arthritis.

      In addition, a number of other companies, including us, are working to develop products to treat psoriasis that may ultimately compete with AMEVIVE.

Regulatory

      Our current and contemplated activities and the products and processes that will result from such activities are subject to substantial government regulation.

      Before new pharmaceutical products may be sold in the U.S. and other countries, clinical trials of the products must be conducted and the results submitted to appropriate regulatory agencies for approval. These clinical trial programs generally involve a three-phase process. Typically, in Phase 1, trials are conducted in volunteers or patients to determine the early side effect profile and, perhaps, the pattern of drug distribution and metabolism. In Phase 2, trials are conducted in groups of patients with a specific disease in order to determine appropriate dosages, expand evidence of the safety profile and, perhaps, determine preliminary efficacy. In Phase 3, large scale, comparative trials are conducted on patients with a target disease in order to generate enough data to provide the statistical proof of efficacy and safety required by national regulatory agencies. The results of the preclinical and clinical testing of a biologic product are then submitted to the FDA in the form of a Biologics License Application (or BLA) or a New Drug Approval Application (NDA). In response to a BLA or NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines the application does not provide adequate basis for approval. The receipt of regulatory approval often takes a number of years, involving the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. On occasion, regulatory authorities may require larger or additional studies, leading to unanticipated delay or expense. Even after initial FDA approval has been obtained, further clinical trials may be required to provide additional data on safety and effectiveness and are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. When approval is granted under the “accelerated approval” provisions of FDA’s regulations, the BLA or NDA holder must conduct certain additional studies to verify the clinical benefit attributable to the product. Failure to conduct the required studies, or to comply with certain other conditions of accelerated approvals, may result, following a hearing, in FDA’s withdrawing or modifying that part of the approval that was granted under the accelerated approval provisions. Approval of ZEVALIN for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell non-Hodgkin’s lymphoma, other than RITUXAN refractory follicular NHL, was granted under the accelerated approval provisions. If we fail to conduct the required studies or otherwise fail to comply with the conditions of accelerated approval, the FDA may take action to seek to withdraw that approval.

      Regulatory authorities track information on side effects and adverse events reported during clinical studies and after marketing approval. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal of the product from the market. Any adverse event, either before or after marketing approval, could result in product liability claims against us.

      If we seek to make certain changes to an approved product, such as a new indication in the labeling for a product, making certain manufacturing changes, or changing manufacturers or suppliers of certain ingredients or components, we will need FDA review and approval before the change can be implemented.

      Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting a BLA or NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years following marketing approval, except in certain very limited circumstances, including a showing of clinical superiority. RITUXAN and ZEVALIN have received orphan drug exclusivity in the U.S. Orphan Drug status for RITUXAN will expire in November 2004 and Orphan Drug status for ZEVALIN will expire in February 2009.

      In addition to regulating and auditing human clinical trials, the FDA regulates and inspects equipment, facilities, and processes used in the manufacturing of such products prior to providing approval to market a product. If after receiving clearance from the FDA, a material change is made in manufacturing equipment, location, or process, additional regulatory review may be required. We also must adhere to current Good Manufacturing Practices, or cGMP, and product-specific regulations enforced by the FDA through its facilities inspection program. The FDA also conducts regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval. If, as a result of these inspections, the FDA determines that our equipment, facilities, or processes do not comply with applicable FDA regulations and conditions of product approval, the FDA may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.

      In the EU, Canada, and Australia, regulatory requirements and approval processes are similar in principle to those in the U.S. Depending on the type of drug for which approval is sought, there are currently two potential tracks for marketing approval in EU countries: mutual recognition and the centralized procedure. These review mechanisms may ultimately lead to approval in all EU countries, but each method grants all participating countries some decision-making authority in product approval.

      In the U.S., the federal government regularly considers reforming health care coverage and costs. For example, recent reforms to Medicare added a prescription drug benefit for all Medicare beneficiaries. Resulting legislation or regulatory actions may have a significant effect on our business. Our ability to successfully commercialize human pharmaceutical products also may depend in part on the extent to which reimbursement for the costs of such products and related treatments will be available in the U.S. and worldwide from government health administration authorities, private health insurers and other organizations. Substantial uncertainty exists as to the reimbursement status of newly approved health care products by third-party payors.

      We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations or court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs

(including Medicare and Medicaid). If the government were to allege or convict us of violating these laws, our business could be harmed. For a description of litigation in this area in which we are currently involved, see “Item 3 — Legal Proceedings.” Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities.

      We also participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993. Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price, or AMP, of that product, or if it is greater, the difference between AMP and the best price available from us to any customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. The rebate amount is recomputed each quarter based on our reports of current average manufacturer price and best price for each of our products to the Centers for Medicare and Medicaid Services. The terms of our participation in the program impose an obligation to correct the prices reported in previous quarters, as may be necessary. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates (and interest, if any), if we were found to have knowingly submitted false information to the government, in addition to other penalties available to the government, the statute provides for civil monetary penalties in the amount of $100,000 per item of false information. Participation in the Medicaid rebate program includes extending comparable discounts under the Public Health Service, or PHS, pharmaceutical pricing program. The PHS pricing program extends discounts comparable to the Medicaid rebate to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare and Medicaid beneficiaries.

      We also make our products available to authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration. As a result of the Veterans Health Care Act of 1992, or the VHC Act, federal law requires that product prices for purchases by the Veterans Administration, the Department of Defense, Coast Guard, and the PHS (including the Indian Health Service) be discounted by a minimum of 24% off the non-federal average manufacturer price, or non-FAMP. Our computation and report of non-FAMP are used in establishing the price to these government agencies. The accuracy of the reported non-FAMP may be audited by the government under applicable federal procurement laws. Among the remedies available to the government for infractions of these laws is recoupment of any overages paid by FSS users during the audited years. In addition, if we were found to have knowingly reported a false non-FAMP, the VHC Act provides for civil monetary penalties of $100,000 per item that is incorrect.

      We are also subject to the U.S. Foreign Corrupt Practices Act which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

      We conduct relevant research in compliance with the current U.S. National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules, or the NIH Guidelines, and all other applicable federal and state regulations. By local ordinance, we are required to, among other things, comply with the NIH Guidelines in relation to our facilities in Cambridge, Massachusetts, and are required to operate pursuant to certain permits.

      Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work are or may be applicable to our activities. Certain agreements entered into by us involving exclusive license rights may be subject to national or supranational antitrust regulatory control, the effect of which also cannot be predicted. The extent of government regulation which might result from future legislation or administrative action cannot accurately be predicted.

Manufacturing and Raw Materials

      We currently produce all of our bulk AVONEX, AMEVIVE and ANTEGREN at our manufacturing facilities located in Research Triangle Park, North Carolina and Cambridge, Massachusetts. We currently manufacture commercial requirements of the antibody for ZEVALIN at our manufacturing facility in San Diego, California. We manufacture clinical products in Cambridge and at our recently completed manufacturing facility in Oceanside, California. Genentech is responsible for all worldwide manufacturing activities for bulk RITUXAN and has recently sourced the manufacturing of certain bulk RITUXAN requirements to an independent third party.

      We source all of our fill-finish and final product storage operations for our commercial products, along with a substantial part of our packaging operations, to a concentrated group of third party contractors. Raw materials and supplies required for the production of AVONEX, ZEVALIN and AMEVIVE, are generally available from various suppliers in quantities adequate to meet our needs, except for chelates and the radioisotope yttrium-90 used with ZEVALIN which are available from a limited number of suppliers. We source manufacturing of chelates to a concentrated group of third party manufacturers. We made MDS (Canada) our exclusive supplier of the radioisotope yttrium-90 used with ZEVALIN. If we were to lose the services of MDS (Canada) or our third party manufacturers of chelates, we would be forced to find other providers, which could delay our ability to sell ZEVALIN. In addition, radiopharmacies independently purchase the indium-111 isotope required for the imaging use of ZEVALIN. Currently, only two suppliers are approved by the FDA to supply the indium-111 isotope. Each of our third-party service providers, suppliers and manufacturers, along with the suppliers of the indium-111 isotopes, are subject to continuing inspection by the FDA or comparable agencies in other jurisdictions. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our commercial products, including as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection, could significantly impair our ability to sell our commercial products. See “Forward-Looking Information and Risk Factors That May Affect Future Results — We are Subject to Risks Related to the Products That We Manufacture.”

      We believe that our existing manufacturing facilities and outside sources will allow us to meet our near-term manufacturing needs for our commercial products, ANTEGREN and our other products in clinical trials. Our existing licensed manufacturing facilities operate under multiple licenses from the FDA, regulatory authorities in the EU and other regulatory authorities. Additional manufacturing facilities and outside sources may be required to meet our long-term research, development and commercial production needs.

Our Employees

      At February 20, 2004, we employed 3,727 full-time employees worldwide, of whom 3,215 were located in the U.S.

Our Executive Officers

      The following is a list of our executive officers, their ages as of February 20, 2004 and their principal positions. Executive officers are appointed and may be removed by the Board of Directors. We currently have employment agreements with Dr. Rastetter and Mr. Mullen.

Name	Age	Position

William H. Rastetter, Ph.D.	55	Executive Chairman
James C. Mullen	45	Chief Executive Officer and President
Burt A. Adelman, M.D.	51	Executive Vice President, Development
Thomas J. Bucknum, Esq.	57	Executive Vice President and General Counsel
John M. Dunn, Esq.	52	Executive Vice President, New Ventures
Nabil Hanna, Ph.D.	60	Executive Vice President, Research
Peter N. Kellogg	47	Executive Vice President, Finance and Chief Financial Officer
Connie L. Matsui	50	Executive Vice President, Corporate Strategy and Communication
William R. Rohn	60	Chief Operating Officer
Craig E. Schneier, Ph.D.	56	Executive Vice President, Human Resources

      Reference to “our” or “us” in the following descriptions of the background of our executive officers include Biogen Idec and Idec Pharmaceuticals Corporation.

      William H. Rastetter, Ph.D. is our Executive Chairman and has served in that position since the merger in November 2003. Dr. Rastetter was formerly our Chairman and Chief Executive Officer. He was appointed Chairman of our Board of Directors in May 1996. He served as our President and Chief Executive Officer from December 1986 until January 2002 and served as our Chief Executive Officer from January 2002 until November 2003. Dr. Rastetter was also our Chief Financial Officer from 1988 to 1993. He has served as one of our Directors since 1986. From 1984 to 1986, Dr. Rastetter was Director of Corporate Ventures at Genentech. From 1982 to 1984, he served in a scientific capacity at Genentech, directing the Biocatalysis and Chemical Sciences groups. From 1975 to 1982, Dr. Rastetter held various faculty positions at the Massachusetts Institute of Technology. He received his Ph.D. in Chemistry from Harvard University in 1975. In addition to his position at Biogen Idec, Dr. Rastetter serves as a Director on the board of Illumina, Inc., a company that develops parallel, miniaturized and flexible biosensors. He also serves on the California Healthcare Institute (CHI). In addition, he is an R. B. Woodward Visiting Scholar of the Department of Chemistry and Chemical Biology at Harvard University.

      James C. Mullen is our Chief Executive Officer and President and has served in these positions since the merger in November 2003. Mr. Mullen was formerly Chairman of the Board and Chief Executive Officer of Biogen, Inc. He was named Chairman of the Board of Directors of Biogen, Inc. in July 2002, after being named President and Chief Executive Officer of Biogen, Inc. in June 2000. Mr. Mullen joined Biogen, Inc. in 1989 as Director, Facilities and Engineering. He was named Biogen, Inc.’s Vice President, Operations, in 1992. From 1996 to 1999, Mr. Mullen served as Vice President, International, with responsibility for building all Biogen, Inc. operations outside North America. From 1984 to 1988, Mr. Mullen held various positions at SmithKline Beckman Corporation (now GlaxoSmithKline plc). He holds a B.S. in Chemical Engineering from Rensselaer Polytechnic Institute and a M.B.A. from Villanova University. Mr. Mullen serves on the Board of Trustees of Rensselaer Polytechnic Institute, the Board of Directors of the Biotechnology Industry Organization (BIO) and is co-chair of Cambridge Family and Children’s Service Capital Campaign Steering Committee.

      Burt A. Adelman, M.D. is our Executive Vice President, Development and has served in that position since the merger in November 2003. Dr. Adelman was previously Executive Vice President, Research and Development at Biogen, Inc., a position he attained in October 2001. Prior to that, he served as Vice President of Medical Research from January 1999 to October 2001 and Vice President of Development Operations from

August 1996 to January 1999. He began his career with Biogen, Inc. in 1991, joining the company as Director of Medical Research, and has held positions of increasing responsibility including Vice President, Regulatory Affairs, and Vice President, Development Operations. In that role he oversaw the Preclinical Development, Medical Operations and Regulatory Affairs groups. Since 1992, Dr. Adelman has served as a lecturer at Harvard Medical School. He is a member of the Board of Directors for the New England Healthcare Institute.

      Thomas J. Bucknum is our Executive Vice President, General Counsel and has served in that position since the merger in November 2003. Mr. Bucknum was previously Executive Vice President, General Counsel at Biogen, Inc., a position he held from October 2001 to November 2003. He joined Biogen, Inc. in 1996 as Chief Corporate Counsel and served in that position until he was appointed Vice President and General Counsel in 1999. Previously, he was Senior Vice President and General Counsel for DuPont Merck Pharmaceutical Company from 1990 to 1995, responsible for Legal, Government and Public Affairs. Before joining DuPont Merck, Mr. Bucknum held a number of positions with E.I. DuPont de Nemours and Company, including Director of Regulatory Affairs and Quality Assurance for Medical Products; Marketing Director for Agricultural Products, Europe, Middle East and Africa; European Counsel; and Patent Counsel for Pharmaceuticals and Agricultural Products. He holds a B.S. in Pharmacy, an M.S. in Pharmacology and a J.D. from Temple University.

      John M. Dunn is our Executive Vice President, New Ventures and has served in that position since the merger in November 2003. Mr. Dunn was our Senior Vice President, Legal and Compliance, and General Counsel from January 2002 to November 2003. Prior to that, he was a partner at the law firm of Pillsbury Winthrop LLP specializing in corporate and business representation of public and private companies. Mr. Dunn received his B.S. and J.D. from the University of Wyoming.

      Nabil Hanna, Ph.D. is our Executive Vice President, Research and has served in that position since the merger in November 2003. Dr. Hanna was our Chief Scientific Officer from May 1998 to November 2003. He joined us in February 1990 as Vice President, Research and Preclinical Development. From August 1993 to May 1998, Dr. Hanna served as Senior Vice President of Research and Product Development. From 1981 to 1990, Dr. Hanna served as Associate Director and then Director of the Department of Immunology at SmithKline Beecham, focusing on autoimmune and chronic inflammatory diseases. From 1978 to 1981, he was a research scientist at the NCI-Frederick Cancer Research Center, where he studied the role of immune system cells in host defenses against cancer. From 1973 to 1978, Dr. Hanna was a lecturer in the Department of Immunology at the Hebrew University Medical School in Israel, where he received his Ph.D. in Immunology.

      Peter N. Kellogg is our Executive Vice President, Finance and Chief Financial Officer and has served in that position since the merger in November 2003. Mr. Kellogg was formerly Executive Vice President, Finance and Chief Financial Officer of Biogen, Inc. after serving as Vice President — Finance and Chief Financial Officer since July 2000. He joined Biogen, Inc. in 2000 from PepsiCo Inc., where he most recently served as Senior Vice President, PepsiCo E-Commerce from March to July 2000 and as Senior Vice President and Chief Financial Officer, Frito-Lay International, from March 1998 to March 2000. From 1987 to 1998, he served in a variety of senior financial, international and general management positions at PepsiCo and the Pepsi-Cola International, Pepsi-Cola North America, and Frito-Lay International divisions. Prior to joining PepsiCo, Mr. Kellogg was a senior consultant with Arthur Andersen & Co. and Booz Allen & Hamilton. He received a B.S.E. from Princeton University and an M.B.A. from The Wharton School.

      Connie L. Matsui is our Executive Vice President, Corporate Strategy and Communication and has served in that position since the merger in November 2003. Ms. Matsui was previously our Senior Vice President, Planning and Resource Development. She joined us in November 1992 as Senior Director, Planning and Resource Development with primary responsibility for strategic planning and human resources. In December 1994, Ms. Matsui was promoted to Vice President, Planning and Resource Development. In 2000 Ms. Matsui was promoted to Senior Vice President, overseeing investor relations, corporate communications, human resources, project management and strategic planning. From 1977 to 1991, she served in a variety of marketing and general management positions at Wells Fargo Bank, including Vice President and

Manager responsible for Consumer Retirement Programs and Vice President and Manager in charge of company-wide Employee Relations and Communications. Ms. Matsui has been active on a number of not-for-profit boards and currently serves as the National President of the Girl Scouts of the USA. Ms. Matsui received her B.A. and M.B.A. from Stanford University.

      William R. Rohn is our Chief Operating Officer and has served in that position since the merger in November 2003. Mr. Rohn was previously our President and Chief Operating Officer. He joined us in August 1993 as Senior Vice President, Commercial and Corporate Development. Mr. Rohn was appointed Senior Vice President, Commercial Operations in April 1996 and was promoted to Chief Operating Officer in May 1998. In January 2002, Mr. Rohn was further promoted to President. Prior to joining us, Mr. Rohn was employed by Adria Laboratories, now part of Pharmacia Corporation, from 1984 until 1993, most recently as Senior Vice President of Sales and Marketing with responsibilities for strategic and commercial partnerships as well as sales and marketing functions in the U.S. Prior to Adria, Mr. Rohn held marketing and sales management positions at Abbott Laboratories, Warren-Teed Pharmaceuticals, Miles Laboratories and Mead Johnson Laboratories. Mr. Rohn received a B.A. in Marketing from Michigan State University. Currently, Mr. Rohn serves on the Board of Directors of Pharmacyclics, a pharmaceutical company developing energy-potentiating drugs to improve radiation therapy and chemotherapy of cancer, and to enable or improve the photodynamic therapy of certain cancers and atherosclerotic cardiovascular disease. In April 2002, Mr. Rohn joined the Board of Directors of Cerus Corporation. Cerus is developing medical systems and therapeutics based on its proprietary Helinx® technology for controlling biological replication.

      Craig E. Schneier, Ph.D. is our Executive Vice President, Human Resources and has served in that position since the merger in November 2003. Dr. Schneier was previously Executive Vice President, Human Resources of Biogen, Inc., a position he has held since January 2003. He joined Biogen, Inc. in 2001 as Senior Vice President, Strategic Organization Design and Effectiveness, after having served as an external consultant to the company for eight years. Prior to joining Biogen, Inc., Dr. Schneier was president of his own management consulting firm in Princeton, NJ, where he provided consulting services to over 70 of the Fortune 100 companies, as well as several of the largest European and Asian firms. Dr. Schneier held a tenured professorship at the University of Maryland’s Smith School of Business and has held teaching positions at the business schools of the University of Michigan and Columbia University. He currently teaches at the Tuck School of Business, Dartmouth College. He holds a Ph.D. and an M.A. in business from the University of Colorado.

Forward-Looking Information and Risk Factors That May Affect Future Results

      The SEC encourages public companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Reference is made in particular to forward-looking statements regarding the anticipated level of future product sales, royalty revenues, expenses and profits, the timing of clinical trials, the potential outcome of clinical programs, regulatory approvals, the marketing of additional products, the impact of competitive products, the anticipated outcome of pending or anticipated litigation and patent-related proceedings, facility expansion and the value of investments in certain marketable securities. These and all other forward-looking statements are made based on our current belief as to the outcome and timing of such future events. Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed below and elsewhere in this report. Although we believe that the risks described below represent all material risks currently applicable to our business, additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition and results of operations. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

Our Revenues Rely Significantly on a Limited Number of Products

      Our current and future revenues depend substantially upon continued sales of our commercial products. Revenues related to sales of two of our products, AVONEX and RITUXAN, represented approximately 94% of our total revenues in 2003. We cannot assure you that these products will continue to be accepted in the U.S. or in any foreign markets or that sales of either of these products will not decline in the future. A number of factors may affect the rate and level of market acceptance of these products, including:

•	the perception of physicians and other members of the health care community of their safety and efficacy relative to that of competing products;

•	patient and physician satisfaction with these products;

•	the effectiveness of our sales and marketing efforts and those of our marketing partners and licensees in the U.S., the EU and other foreign markets;

•	the size of the markets for these products;

•	unfavorable publicity concerning these products or similar drugs;

•	the introduction, availability and acceptance of competing treatments, including therapies that we may bring to the market in the future;

•	the availability and level of third-party reimbursement;

•	the success of ongoing development work on these products;

•	new data and adverse event information relating to any of these products;

•	the continued accessibility of third parties to vial, label, and distribute these products on acceptable terms;

•	the unfavorable outcome of patent litigation related to any of these products;

•	the ability to manufacture commercial lots of products successfully and on a timely basis; and

•	regulatory developments related to the manufacture or continued use of these products.

      Given our current reliance on these products as the principal sources of our revenue, any material adverse developments with respect to the commercialization of either of these products may cause our revenue to grow at a slower than expected rate, or even decrease, in the future. For example, we have encountered problems in manufacturing our pre-filled syringe formulation of AVONEX. As a result, we have had to write-down a number of batches for failure to meet specifications. If these problems continue, we could experience an interruption in the supply of AVONEX which could materially adversely affect AVONEX sales, see “We Are Subject to Risks Related to the Products that We Manufacture” and “We Rely to a Large Extent on Third Parties in the Manufacturing of Our Products.”

Our Long-Term Success Depends Upon Increased Acceptance of ZEVALIN and AMEVIVE, as well as the Development and Commercialization of Additional Products

      Our long-term viability and growth will depend upon increased acceptance of ZEVALIN and AMEVIVE and, to a larger extent, the successful development and commercialization of ANTEGREN and other products from our research and development activities and collaborations. We continue to expand our marketing of ZEVALIN and AMEVIVE and the development efforts related to ANTEGREN and other potential products in our pipeline. The expansion of our pipeline may include increases in spending on internal projects, the acquisition of third-party technologies or products or other types of investments. Product development involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Many important factors affect our ability to successfully develop and commercialize other products, including the ability to:

•	obtain and maintain necessary patents and licenses;

•	demonstrate safety and efficacy of drug candidates at each stage of the clinical trial process;

•	enroll patients in our clinical trials and to complete clinical trials;

•	overcome technical hurdles that may arise;

•	meet applicable regulatory standards;

•	obtain reimbursement coverage for the products;

•	receive required regulatory approvals;

•	produce drug candidates in commercial quantities at reasonable costs; and

•	compete successfully against other products and to market products successfully.

      Success in early stage clinical trials or preclinical work does not ensure that later stage or larger scale clinical trials will be successful. Even if later stage clinical trials are successful, the risk exists that unexpected concerns may arise from additional data or analysis or that obstacles may arise or issues be identified in connection with review of clinical data with regulatory authorities or that regulatory authorities may disagree with our view of the data or require additional data or information or additional studies.

      In February 2004, we announced that we intend to file a BLA with the FDA for approval of ANTEGREN as a treatment for MS. Our efforts to submit the filing and to achieve approval could be hindered if unexpected new data arises or if we encounter difficulties in our discussions with the FDA or if other hurdles arise.

Competition in Our Industry and in the Markets for Our Products Is Intensely Competitive

      The biotechnology industry is intensely competitive. We compete in the marketing and sale of our products, the development of new products and processes, in the acquisition of rights to new products with commercial potential and in the hiring of personnel. We compete with biotechnology and pharmaceutical companies that have a greater number of products on the market, have greater financial and other resources and have other technological or competitive advantages. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business; will benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours.

We are Subject to Risks Related to the Products that We Manufacture

      We manufacture and expect to continue to manufacture our own commercial requirements of bulk AVONEX, AMEVIVE and ANTEGREN and the ZEVALIN bulk antibody. Our inability to successfully manufacture bulk product and to maintain regulatory approvals of our manufacturing facilities would harm our ability to timely produce commercial supplies of AVONEX, AMEVIVE, ANTEGREN and ZEVALIN. Problems with manufacturing processes could result in product defects or manufacturing failures, which could require us to delay shipment of products, recall products previously shipped or could impair our ability to supply products at all. For example, we have encountered problems in manufacturing our pre-filled syringe formulation of AVONEX. As a result, we have had to write-down a number of batches for failure to meet specifications. If these problems continue, we are likely to have to incur additional charges and could potentially experience an interruption in the supply of AVONEX. In the past, we have also had to incur expenses for other products that failed to meet specifications. Similar charges may occur in the future. In addition, any prolonged interruption in the operations of our manufacturing facilities could result in cancellations of shipments or loss of product in the process of being manufactured. Because our manufacturing processes are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. To the extent we cannot produce our own biologics, we will need to rely on third-party manufacturers, of which there are only a limited number capable of manufacturing biologics products as contract suppliers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers. Even if we were to reach agreement, the transition of the manufacturing process to a third party to enable commercial supplies could take a significant amount of time.

We Rely to a Large Extent on Third Parties in the Manufacturing of Our Products

      We rely on Genentech for all RITUXAN manufacturing. Genentech has recently notified us that it will rely on a third party to manufacture certain bulk RITUXAN requirements. If Genentech or any third party upon which it relies does not manufacture or fill/finish RITUXAN in sufficient quantities and on a timely and cost-effective basis or if Genentech or any third party does not obtain and maintain all required manufacturing approvals, our business could be harmed. We also rely heavily upon third-party manufacturers and suppliers to manufacture and supply significant portions of the product components of ZEVALIN other than the bulk antibody, including chelates necessary for the ZEVALIN therapeutic regimen and the radioisotope yttrium-90 and the indium-111 isotope used with the therapeutic and imaging kits of ZEVALIN, respectively. The radioisotope yttrium-90 is only available from a limited number of suppliers. We made MDS (Canada) our exclusive supplier of the radioisotope yttrium-90 used with ZEVALIN. MDS (Canada) is the only manufacturer of the radioisotope yttrium-90 used with ZEVALIN approved by the FDA. If we were to lose the services of MDS (Canada) or our third party manufacturers of chelates, we would be forced to find other third party providers, which could delay our ability to manufacture and sell ZEVALIN. In addition, radiopharmacies independently purchase the indium-111 isotope required for the imaging use of ZEVALIN. Currently, only two suppliers are approved by the FDA to supply the indium-111 isotope. Our inability to find replacement suppliers for materials used in our marketed products and our primary product candidates that are available only from a single supplier or a limited number of suppliers could significantly impair our ability to sell our commercial products.

      We also source all of our fill-finish and final product storage operations, along with a substantial portion of our packaging operations of the components used with our products, to a concentrated group of third party contractors. The manufacture of products and product components, fill-finish, packaging and storage of our products require successful coordination among ourselves and multiple third-party providers. Our inability to coordinate these efforts, the lack of capacity available at the third party contractor or any other problems with the operations of these third party contractors could require us to delay shipment of saleable products, recall products previously shipped or could impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share and damage our reputation. We are aware, for example, that we would have limited near term capacity to fill/finish the lyophilized formulation of AVONEX if the pre-filled formulation were to become unavailable. As a result, if problems with our pre-filled syringe formulation of AVONEX continue, we could experience an interruption in the supply of AVONEX. Any third party we use to fill-finish, package or store our products to be sold in the U.S. must be licensed by the FDA. As a result, alternative third party providers may not be readily available on a timely basis.

The Manufacture of Our Products is Subject to Government Regulation

      We and our third party providers are generally required to maintain compliance with current Good Manufacturing Practice, or cGMP, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm this compliance. Any changes of suppliers or modifications of methods of manufacturing require amending our application to the FDA and ultimate amendment acceptance by the FDA prior to release of product to the market place. Our inability or the inability of our third party service providers to demonstrate ongoing cGMP compliance could require us to withdraw or recall product and interrupt commercial supply of our products. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our commercial products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to sell our commercial products. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

Royalty Revenues Contribute to Our Overall Profitability and Are Not Within Our Control

      Royalty revenues contribute to our overall profitability. Royalty revenues may fluctuate as a result of disputes with licensees, collaborators and partners, future patent expirations and other factors such as pricing reforms, health care reform initiatives, other legal and regulatory developments and the introduction of competitive products that may have an impact on product sales by our licensees and partners. In addition, sales levels of products sold by our licensees, collaborators and partners may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government-sponsored programs. Since we are not involved in the development or sale of products by our licensees, collaborators and partners, we cannot be certain of the timing or potential impact of factors which may affect their sales. In addition, the obligation of licensees to pay us royalties generally terminates upon expiration of the related patents. For a further discussion of future patent expirations affecting certain royalty revenues, see “Item 1 — Business — Principal Licensed Products” and “Item 1 — Business — Patents and Other Proprietary Rights.”

Our Operating Results Are Subject to Significant Fluctuations

      Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Fluctuation may result from a variety of factors, including:

•	demand and pricing for our products;

•	physician and patient acceptance of our products;

•	amount and timing of sales orders for our products;

•	our achievement of product development objectives and milestones;

•	research and development and manufacturing expenses;

•	clinical trial enrollment and expenses;

•	our manufacturing performance and capacity and that of our partners;

•	percentage of time that our manufacturing facilities are utilized for commercial versus clinical manufacturing;

•	rate and success of product approvals;

•	timing of regulatory approval, if any, of competitive products and the rate of market penetration of competing products;

•	expenses related to protecting our intellectual property;

•	expenses related to litigation and settlement of litigation;

•	payments made to acquire new products or technology;

•	government or private healthcare reimbursement policies;

•	collaboration obligations and copromotion payments we make or receive;

•	timing and nature of contract manufacturing and contract research and development payments and receipts;

•	expenses of integration relating to our merger with Biogen, Inc.;

•	interest rate fluctuations;

•	foreign currency exchange rates; and

•	overall economic conditions.

      Our operating results during any one quarter do not necessarily suggest the anticipated results of future quarters.

We Are Subject to Pricing Pressures and Uncertainties Regarding Healthcare Reimbursement and Reform

      In the U.S., many pharmaceutical and biologic products are subject to increasing pricing pressures, including pressures arising from recent Medicare reform. Our ability to commercialize products successfully depends in part on the extent to which health care providers are reimbursed by governmental agencies, including the Centers for Medicare and Medicaid Services, or CMS, private health insurers and other organizations, such as health maintenance organizations, for the cost of such products and related treatments. In addition, if current or any future level of Medicare reimbursement for our products is not viewed favorably by health care providers, then they may not prescribe our products.

      On November 7, 2003, CMS released a Hospital Outpatient Prospective Payment System, or HOPPS, final rule that included new payment rates for all outpatient services effective January 1, 2004. Prior to January 1, 2004, Congress revised the statutory provisions governing payment for drugs and biologicals, including RITUXAN and ZEVALIN, under HOPPS. CMS implemented the statutory changes in a rule issued on January 6, 2004, and the 2004 payment rates for RITUXAN and ZEVALIN were announced in that rule. Although most patients do not receive RITUXAN in the outpatient setting and so the majority of RITUXAN patients will not be affected, these new rules could cause hospitals to decide not to provide RITUXAN under certain circumstances. ZEVALIN, in contrast to RITUXAN, is used primarily in the outpatient setting and we are uncertain as to whether hospitals will view the new rules favorably and therefore choose to prescribe ZEVALIN to their patients.

      Recent reforms in Medicare added a prescription drug reimbursement beginning in 2006 for all Medicare beneficiaries. In the meantime, a temporary drug discount card program is being established for Medicare beneficiaries. The federal government, through its enormous purchasing power under these programs, is likely to demand discounts from pharmaceutical and biotechnology companies that may implicitly create price controls on prescription drugs. On the other hand, the drug benefit may increase the volume of pharmaceutical drug purchases, offsetting at least in part these potential price discounts. In addition, Managed Care Organizations, or MCOs, Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, institutions and other government agencies continue to seek price discounts. MCOs, HMOs and PPOs and private health plans will administer the Medicare drug benefit, leading to managed care and private health plans influencing prescription decisions for a larger segment of the population. In addition, certain states have proposed and certain other states have adopted various programs to control prices for their seniors’ and low income drug programs, including price or patient reimbursement constraints, restrictions on access to certain products, importation from other countries, such as Canada, and bulk purchasing of drugs.

      We encounter similar regulatory and legislative issues in most other countries. In the EU and some other international markets, the government provides health care at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored health care system. This international patchwork of price regulation may lead to inconsistent prices and some third-party trade in our products from markets with lower prices. Such trade exploiting price differences between countries could undermine our sales in markets with higher prices.

We May Be Unable to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third-Party Patents

      We have filed numerous patent applications in the U.S. and various other countries seeking protection of inventions originating from our research and development, including a number of our processes and products. Patents have been issued on many of these applications. We have also obtained rights to various patents and patent applications under licenses with third parties, which provide for the payment of royalties by us. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. There is no certainty that our existing patents or others, if obtained, will afford us substantial protection or commercial benefit. Similarly, there is no assurance that our pending patent applications or patent applications licensed from third parties will ultimately be granted as patents or that those patents that have been issued or are issued in the future will prevail if they are challenged in court.

      A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Competitors may have filed applications for, or have been issued patents and may obtain additional patents and proprietary rights that may relate to products or processes competitive with or similar to our products and processes. Moreover, the patent laws of the U.S. and foreign countries are distinct and decisions as to patenting, validity of patents and infringement of patents may be resolved differently in different countries. In general, we obtain licenses to third party patents, which we deem necessary or desirable for the manufacture, use and sale of our products. We are currently unable to assess the extent to which we may wish or be required to acquire rights under such patents and the availability and cost of acquiring such rights, or whether a license to such patents will be available on acceptable terms or at all. There may be patents in the U.S. or in foreign countries or patents issued in the future that are unavailable to license on acceptable terms. Our inability to obtain such licenses may hinder our ability to market our products.

      We are aware that others, including various universities and companies working in the biotechnology field, have filed patent applications and have been granted patents in the U.S. and in other countries claiming subject matter potentially useful to our business. Some of those patents and patent applications claim only specific products or methods of making such products, while others claim more general processes or techniques useful or now used in the biotechnology industry. There is considerable uncertainty within the biotechnology industry about the validity, scope and enforceability of many issued patents in the U.S. and elsewhere in the world, and, to date, there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. We cannot currently determine the ultimate scope and validity of patents which may be granted to third parties in the future or which patents might be asserted to be infringed by the manufacture, use and sale of our products

      There has been, and we expect that there may continue to be significant litigation in the industry regarding patents and other intellectual property rights. Litigation, including our current patent litigation with Columbia University, and other proceedings concerning patents and other intellectual property rights may be protracted, expensive and distracting to management. Competitors may sue us as a way of delaying the introduction of our products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time consuming and could harm our business. We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Conversely, litigation may be necessary in some instances to determine the validity, scope and/or noninfringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights, or, conversely, hinder our ability to market our products. See “Forward Looking Information and Risk Factors that May Affect Future Results — Failure to Comply with Government Regulations or Prevail in Litigation Could

Harm Our Business”; see also “Item 3 — Legal Proceedings” for a description of litigation regarding our patents and other proprietary rights.

Failure to Comply with Government Regulations or Prevail in Litigation Could Harm Our Business

      Pharmaceutical companies have been the target of lawsuits and investigations including: those with claims asserting antitrust violations, claims asserting violations of the Federal False Claim Act, Anti-Kickback Act, the Prescription Drug Marketing Act or other violations in connection with Medicare and/or Medicaid reimbursement, derivative actions, product liability claims, disputes over intellectual property rights (including patents), and claims under state laws, including state anti-kickback and fraud laws. Public companies may also be the subject of certain other types of claims, including those asserting violations of securities laws or related to environmental matters. If lawsuits or investigations of this type are brought against us and we are not successful in defending ourselves or asserting our rights, our business could be harmed. For example, we may not be successful in defending ourselves or asserting our rights in our current Average Wholesale Price litigation in the U.S. District Court for the District of Massachusetts, and our current patent litigation with Columbia University. See “Item 3 — Legal Proceedings” for a description of our litigation.

      Our business is also subject to extensive government regulation and oversight. We may also become subject to other governmental actions which could adversely affect our business or financial condition, including:

•	new laws, regulations and judicial decisions related to health care availability, method of delivery and payment for health care products and services;

•	changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	new laws, regulations and judicial decisions affecting pricing or marketing; and

•	changes in the tax laws relating to our operations

Our Business Involves Environmental Risks

      Our business and the business of several of our strategic partners, including Genentech, involve the controlled use of hazardous materials, chemicals, biologics and radioactive compounds. Biologics manufacturing is extremely susceptible to product loss due to microbial or viral contamination, material equipment failure, or vendor or operator error. Although we believe that our safety procedures for handling and disposing of such materials comply with state and federal standards, there will always be the risk of accidental contamination or injury. In addition, microbial or viral contamination may cause the closure of a manufacturing facility for an extended period of time. By law, radioactive materials may only be disposed of at state-approved facilities. We currently store radioactive materials from our California operation on-site because the approval of a disposal site in California for all California-based companies has been delayed indefinitely. If and when a disposal site is approved, we may incur substantial costs related to the disposal of these materials. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages and penalties that could harm our business.

We Rely Upon Key Personnel

      Our success will depend, to a great extent, upon the experience, abilities and continued services of our executive officers and key scientific personnel. If we lose the services of any of these individuals, our business could be harmed. We currently have employment agreements with William H. Rastetter, Ph.D, our Executive Chairman, and James C. Mullen, our Chief Executive Officer and President. Our success also will depend upon our ability to attract and retain other highly qualified scientific, managerial, sales and manufacturing personnel and our ability to develop and maintain relationships with qualified clinical researchers. Competition to obtain the services of these personnel and relationships is intense and we compete with numerous pharmaceutical and biotechnology companies as well as with universities and non-profit research organizations. We may not be able to continue to attract and retain qualified personnel or develop and maintain relationships with clinical researchers.

Future Transactions May Harm Our Business or the Market Price of Our Stock

      We regularly review potential transactions related to technologies, products or product rights and businesses complementary to our business. These transactions could include:

•	mergers;

•	acquisitions;

•	strategic alliances;

•	licensing agreements; and

•	copromotion agreements.

      We may choose to enter into one or more of these transactions at any time, which may cause substantial fluctuations to the market price of our stock. Moreover, depending upon the nature of any transaction, we may experience a charge to earnings, which could also harm the market price of our stock.

We are Subject to Market Risk

      We have exposure to financial risk in several areas including changes in foreign exchange rates and interest rates. We attempt to minimize our exposures by using certain financial instruments, for purposes other than trading, in accordance with our overall risk management guidelines. See “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our accounting policies for financial instruments and disclosures of financial instruments.

Our Financial Position, Results of Operations and Cash Flows can be Affected by Fluctuations in Foreign Currency Exchange Rates

      We have operations in Europe, Japan, Australia and Canada in connection with the sale of AVONEX. We also receive royalty revenues based on worldwide product sales by our licensees. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates (primarily Euro, Swedish krona, British pound, Japanese yen and Canadian dollar).

      We use foreign currency forward contracts to manage foreign currency risk and do not engage in currency speculation. We use these forward contracts to hedge certain forecasted transactions denominated in foreign currencies. A hypothetical adverse 10% movement in foreign exchange rates compared to the U.S. dollar across all maturities (for example, a strengthening of the Euro) would result in a hypothetical loss in fair value of approximately $18 million. Our use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions.

We are Exposed to Risk of Interest Rate Fluctuations

      The fair value of our cash, cash equivalents and marketable securities are subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would not have materially impacted net income or materially affected the fair value of interest rate sensitive instruments.

Volatility of Our Stock Price

      The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the market price of our common stock fluctuated between $41.57 per share and $28.09 per share during the year ended December 31, 2003. The market price of our common stock likely will continue to fluctuate due to a variety of factors, including:

•	material public announcements;

•	the announcement and timing of new product introductions by us or others;

•	events related to our commercial products or those of our competitors;

•	technical innovations or product development by us or our competitors;

•	regulatory approvals or regulatory issues;

•	availability and level of third-party reimbursement;

•	developments relating to patents, proprietary rights and orphan drug status;

•	results of late-stage clinical trials with respect to our products under development or those of our competitors;

•	political developments or proposed legislation in the pharmaceutical or healthcare industry;

•	economic and other external factors, disaster or crisis;

•	hedge and/or arbitrage activities by holders of our convertible promissory notes;

•	period-to-period fluctuations in our financial results or results which do not meet or exceed analyst expectations; and

•	market trends relating to or affecting stock prices throughout our industry, whether or not related to results or news regarding us or our competitors.

Our Outstanding Convertible Promissory Notes Leverage Us Considerably

      As a result of issuing our subordinated notes due 2019 in February 1999 and issuing our senior notes due 2032 in April and May 2032, we incurred indebtedness of approximately $345.0 million at maturity in 2019 and approximately $1.2 billion at maturity in 2032. Holders of the subordinated notes may require us to purchase all or a portion of the notes on February 16, 2009 and 2014 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, payable at our option in cash, common stock or a combination of cash and stock. Holders of the senior notes may require us to purchase all or a portion of the notes on April 29, 2005, 2007, 2012 and 2017 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, payable at our option in cash, common stock or a combination of cash and stock. The degree to which we are leveraged could harm our ability to obtain future financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

We Have Adopted Several Anti-takeover Measures As Well As Other Measures to Protect Certain Members of Our Management Which May Discourage or Prevent a Third Party From Acquiring Us

      A number of factors pertaining to our corporate governance discourage a takeover attempt that might be viewed as beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example:

•	we are subject to Section 203 of the Delaware General Corporation Law which provides that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in Section 203;

•	our stockholder rights plan is designed to cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors;

•	our board of directors has the authority to issue, without vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of common stock;

•	our collaboration agreement with Genentech provides Genentech with the option to buy the rights to RITUXAN and retain control of any additional anti-CD20 products developed under the collaboration in the event that we undergo a change of control, which may limit our attractiveness to potential acquirors;

•	our collaboration agreement with Elan provides Elan with the option to buy the rights to ANTEGREN in the event that we undergo a change of control, which may limit our attractiveness to potential acquirors;

•	under the terms of our convertible promissory notes any acquiror would be required to repurchase the notes for cash in connection with an acquisition of us before 2007;

•	our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year and

•	our bylaws provide that, until November 12, 2006, the affirmative vote of at least 80% of our board of directors (excluding directors who are serving as an officer or employee) will be required to remove William H. Rastetter, Ph.D. from his position as our Executive Chairman and to remove James C. Mullen as our Chief Executive Officer and President.

Item 2.	Properties.

      Our principal executive offices are located in Cambridge, Massachusetts. We have significant administrative and research and development facilities located in Cambridge, Massachusetts and San Diego, California.

      In Cambridge, we own approximately 537,292 square feet of real estate space, consisting of a 150,000 square foot building that houses laboratories and office space; an approximately 259,000 square foot building that primarily contains research and development and process development operations; and two other buildings, consisting of an aggregate of approximately 128,292 square feet, which primarily contain laboratories, purification, aseptic bottling facilities, office space, and 6,130 square feet which we lease to a third party under a lease which expires in 2008. We also have development options for additional property in Cambridge. We lease a total of approximately 415,900 square feet, consisting of additional office, manufacturing, and research and development space, in all or part of five other buildings in Cambridge. The lease expiration dates for the leased sites range from 2005 to 2015.

      In San Diego, we lease approximately 315,000 square feet of administrative, research and development, manufacturing and warehouse space at four locations. The locations include a manufacturing plant, a facility with administrative, office and warehouse space, a research and development facility and a facility with additional administrative space. The lease expiration dates for these properties range from 2006 to 2010.

      We own a 108,000 square foot biologics manufacturing facility, a 232,000 square foot large scale manufacturing plant and a second large scale purification facility of 42,000 square feet, and a 150,000 square foot laboratory office building in Research Triangle Park, North Carolina. In July 2003, the FDA approved our large-scale manufacturing facility in Research Triangle Park for commercial production of AMEVIVE. We are using the large-scale manufacturing facility to manufacture AMEVIVE and we also plan to use it to manufacture other products in our pipeline including ANTEGREN. We are continuing further expansion in Research Triangle Park with ongoing construction of several projects to increase our manufacturing flexibility. We also own approximately 60 acres of property in Hillerod, Denmark. We have done preliminary work on a large-scale cell culture manufacturing facility on the Hillerod property. We have stopped work on the large-scale cell culture manufacturing facility and are evaluating our alternatives for this site.

      We own a manufacturing facility in Oceanside, California that we are currently using for clinical manufacturing activities. We also own approximately 42.6 acres of land in San Diego, California and 87 acres of land in Oceanside, California. We are currently constructing administrative space and a research and development campus on the San Diego property that is expected to be completed in the fourth quarter of 2004. We plan to move most of our San Diego employees to this site from our existing leased space in San Diego. On the Oceanside property, we are currently developing a large-scale manufacturing facility. We expect the first phase of this facility to be mechanically completed in 2005. We are working towards commissioning and validation in 2006.

      We financed construction of the buildings we own in Cambridge, Massachusetts and the 100,000 square foot biologics manufacturing facility in Research Triangle Park with term loans which we repaid in the fourth quarter of 2003. We have financed the construction of the other facilities at Research Triangle Park with operating cash.

      We also lease office space in the United Kingdom, Germany, France, Switzerland, several other EU countries, Japan and Australia. In addition, we lease approximately 22,000 square feet of real estate in Hoopddorf, The Netherlands, which consists of office space, a storage facility and a packaging facility where we perform some of our AVONEX packaging operations.

Item 3.	Legal Proceedings.

      GlaxoSmithKline sued Roche in Germany asserting that RITUXAN infringes Glaxo’s European patents. On October 26, 2000, a German court issued a decision holding that the manufacture, use and sale of RITUXAN infringes patents held by Glaxo. At the end of 2001, a German court handling the validity phase of the trial held that the three patents were invalid. In November 2003, Glaxo and Roche agreed to a settlement of this lawsuit.

      On September 10, 2001, we filed a lawsuit in the federal district court in the Southern District of California against Corixa Corporation, GlaxoSmithKline (Corixa’s marketing partner) and the University of Michigan seeking declaratory judgment that ZEVALIN and its use in the treatment of various B-cell NHLs does not infringe certain issued U.S. patents licensed to Corixa regarding products and processes relating to radioimmunotherapy, also known as the Kaminski patents, and a further declaration that Corixa’s patents are invalid. On September 12, 2001, Corixa, Glaxo and the University of Michigan filed a lawsuit in the federal district court in the District of Delaware against us for patent infringement. The lawsuit claims that we infringe the patents that are the subject of our declaratory judgment action against Corixa. The lawsuit seeks damages and to permanently enjoin us from commercializing ZEVALIN. This action has been transferred to San Diego and was consolidated with our lawsuit. On February 27, 2004 the parties entered into a Memorandum of Agreement for Settlement, or the Settlement Memorandum, of all outstanding disputes. The terms of the Settlement Memorandum include mutual releases and dismissal with prejudice of all claims and counterclaims in the current litigation between the parties, with each party bearing their own costs, expenses and fees. In addition, the parties will enter into worldwide, non-exclusive licenses, with a right to sublicense, under the patents in suit for the life of such patents. We will pay $20 million in settlement of all outstanding claims in the litigation upon execution of a definitive settlement and license agreement, which is expected to be concluded by the end of March. In addition, we will pay royalties on U.S. net sales of ZEVALIN and may pay a one-time payment in the future subject to the attainment of a certain net sales level of ZEVALIN in the U.S.

      On May 20, 2003, another patent in the family of Kaminski patents, or the ‘827 patent, was issued to the University of Michigan. The patent is licensed by the University of Michigan to Corixa. On June 3, 2003, we filed a lawsuit in the federal district court in the Southern District of California against Corixa, Glaxo and the University of Michigan seeking declaratory judgment that ZEVALIN and its use in the treatment of various B-cell NHLs does not infringe the ‘827 patent and a further declaration that the patent is invalid. On December 16, 2003, we filed a Voluntary Notice of Dismissal without Prejudice of this lawsuit based on a covenant by the defendants that they would not sue us for infringement as to any claim of the ‘827 patent based upon ZEVALIN, or the ZEVALIN therapeutic regimen, as currently approved by the FDA, or for any current or past off-label use. The dispute relating to the ‘827 patent is included in the Settlement Memorandum agreed to by the parties on February 27, 2004.

      On February 25, 2003, we filed an additional complaint against Corixa and Glaxo in the federal district court in the Southern District of California. The complaint alleges that Corixa’s and Glaxo’s conduct since recommendation by the Oncologic Drugs Advisory Committee for approval of BEXXAR constitutes, or will constitute, infringement of a patent owned by us. The complaint seeks available remedies under patent laws, including monetary damages and permanent injunctive relief. All claims and counterclaims related to this lawsuit are included in the Settlement Memorandum agreed to by the parties on February 27, 2004.

      On July 15, 2003, Biogen, Inc., along with Genzyme Corporation and Abbott Bioresearch Center, Inc., filed suit against Trustees of Columbia University in the City of New York in the United States District Court for the District of Massachusetts, contending that we no longer have any obligation to pay royalties to Columbia on sales of our products under a 1993 License Agreement between us and Columbia related to U.S. Patent Nos. 4,399,216; 4,634,665; and 5,179,017, also referred to as the Original Patents, or under a newly issued patent, U.S. Patent No. 6,455,275, also referred to as the ’275 Patent. In our suit, we are seeking a declaratory judgment that we have no obligation to pay any further royalties under the license agreement because the Original Patents have expired and the ’275 Patent is invalid and unenforceable; and that Columbia should be permanently enjoined from demanding any further royalties based on the ’275 Patent or on any pending continuations, continuations-in-part, or divisional applications of the Original Patents. Columbia has taken the position that we still owe it royalties under the license agreement on the basis of the ’275 Patent which was issued on September 24, 2002, over two years after the expiration of the Original Patents. In the event that we are unsuccessful in the present litigation, we may be liable for damages suffered by Columbia with respect to withheld royalties and such other relief as Columbia may seek and be granted by the Court. In the second quarter 2003, as a result of our assessment of the invalidity of the ’275 Patent, Biogen, Inc. determined that it was probable that no additional amounts would be paid to Columbia.

      Along with most other major pharmaceutical and biotechnology companies, Biogen, Inc. was named as a defendant in a lawsuit filed by each of the County of Suffolk, New York, the County of Westchester, New York, and the County of Rockland, New York. All three cases are pending in the U.S. District Court for the District of Massachusetts. The complaints allege that the defendants overstated the Average Wholesale Price for drugs for which Medicaid provides reimbursement, also referred to as Covered Drugs, marketed and promoted the sale of Covered Drugs to providers based on the providers ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs, provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs, and overcharged Medicaid for illegally inflated Covered Drugs reimbursements. The complaints further allege that the defendants failed to accurately report the “best price” on the Covered Drugs to New York’s Medicaid program. Under Medicaid, pharmaceutical and biotechnology companies agree to pay Medicaid programs a rebate for each product reimbursed by Medicaid. The amount of the rebate is often the difference between the average manufacturers price and the best price reported by companies to the Medicaid program. Plaintiffs claim that they were harmed because they could have allotted the dollars that they wrongfully spent on Medicaid to other public needs. Plaintiffs have brought the actions under the Racketeering Influence and Corrupt Organizations Act (RICO), and for breach of contract, unjust enrichment, unfair trade practices, Medicaid fraud, common law fraud, and violation of each of the federal Medicaid Statute, the New York Social Services Law and the New York Department of Health Regulations. In September 2003, Biogen, Inc. joined other named defendants in filing with the U.S. District Court for the District of Massachusetts a Motion to Dismiss the Amended Suffolk County Complaint. In December 2003, the plaintiffs withdrew the RICO claims from the Suffolk County case. We intend to vigorously defend ourselves against all of the allegations and claims in these lawsuits. As a result, an estimate of any potential loss or range of loss cannot be made at this time.

      On June 25, 2003, prior to the effective date of the merger, a suit was filed in the Superior Court of California, County of San Diego, on behalf of a purported class of Biogen, Inc. stockholders against Biogen, Inc., IDEC Pharmaceuticals Corporation and certain members of Biogen, Inc.’s board of directors alleging, among other things, that the members of Biogen, Inc.’s board of directors breached their fiduciary duties of candor, loyalty, due care, independence, good faith and fair dealing by allegedly tailoring the structural terms of the merger to meet the specific needs of IDEC Pharmaceuticals Corporation rather than attempting to obtain the highest price reasonably available for Biogen, Inc. An agreement in principal to resolve the suit has been reached based upon the disclosure of certain additional information in the joint proxy statement/ prospectus in the registration statement on Form S-4 filed by IDEC Pharmaceuticals Corporation in connection with the merger and the payment of attorneys’ fees in an amount to be determined by the court. We do not expect the settlement and related attorney fees to be material.

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

      On November 12, 2003, we held a Special Meeting of Stockholders related to our merger with Biogen, Inc. At that meeting, the following proposals were voted upon:

      (a) A proposal to approve the issuance of shares of our common stock under the Agreement and Plan of Merger, dated as of June 20, 2003, by and among us, Bridges Merger Corporation and Biogen, Inc. was approved with 109,334,993 votes for, 5,344,674 votes against, and 1,794,643 abstentions.

      (b) A proposal to approve an amendment to our certificate of incorporation to increase the authorized shares of common stock from 500,000,000 to 1,000,000,000 and to change our name to Biogen Idec Inc. was approved with 108,599,558 votes for, 6,098,717 votes against, and 1,776,035 abstentions.

      (c) A proposal to approve a new equity incentive plan entitled the 2003 Omnibus Equity Plan was approved with 105,555,866 votes for, 9,017,683 votes against, and 1,900,761 abstentions.

      (d) A proposal to approve a new performance based management incentive plan entitled the Performance Based Management Incentive Plan was approved with 109,204,173 votes for, 5,375,113 votes against, and 1,894,924 abstentions.

      (e) A proposal to approve the adjournment of the special meeting to a later date, if necessary, to solicit additional proxies if there were not sufficient votes in favor of the foregoing proposals was approved with 84,370,817 votes for, 27,480,811 votes against, and 4,622,682 abstentions.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

      Our common stock now trades on The Nasdaq Stock Market under the symbol “BIIB.” Prior to changing our name to Biogen Idec in November 2003, we traded on The Nasdaq Stock Market under the symbol “IDPH.” The following table shows the high and low sales price for our common stock as reported by The Nasdaq Stock Market for each quarter in the years ended December 31, 2003 and 2002.

		Common Stock
		Price

	2003		2002

	High	Low	High	Low

First Quarter	$37.14	$27.80	$71.40	$50.09
Second Quarter	42.15	30.01	66.84	30.75
Third Quarter	38.95	31.73	47.67	20.76
Fourth Quarter	39.41	31.63	47.41	31.17

Holders

      As of February 20, 2004, there were approximately 1,367 stockholders of record of our common stock. In addition, 1,130 stockholders of record of Biogen, Inc. common stock have yet to exchange their shares of Biogen common stock for our common stock as contemplated by the merger.

Dividends

      We have not paid cash dividends since our inception. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

      None.

Item 6.	Selected Consolidated Financial Data.

      The following financial data should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K, beginning on page F-1.

BIOGEN IDEC INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Years Ended December 31,

	2003(2)	2002	2001	2000	1999

	(in thousands, except per share amounts)
Product revenues	$171,561	$13,711	$—	$—	$—
Revenues from unconsolidated joint business	493,049	385,809	251,428	132,782	93,197
Royalties	12,010	—	—	—	—
Corporate partner revenue	2,563	4,702	21,249	21,900	24,806
Total revenues	679,183	404,222	272,677	154,682	118,003
Total costs and expenses(1)	1,548,852	190,346	141,540	98,823	76,586
Income (loss) before income taxes (benefit)	(880,624)	231,522	161,604	69,347	45,606
Net income (loss)	(875,097)	148,090	101,659	48,145	43,157
Diluted earnings (loss) per share	(4.92)	.85	.59	.30	.29
Shares used in calculating diluted earnings (loss) per share	177,982	179,634	181,481	159,310	151,287

Cash, cash equivalents and marketable securities available for sale	2,338,286	1,447,865	866,607	750,526	246,826
Total assets	9,503,945	2,059,689	1,141,216	856,406	307,074
Notes payable, less current portion	887,270	866,205	135,977	128,888	122,910
Shareholders’ equity	7,053,328	1,109,690	956,479	694,619	159,978

(1)	Included in total costs and expenses in 2003 is a charge of $823 million for in-process research and development.

(2)	Includes the impact of our merger with Biogen, Inc. on November 12, 2003.

BIOGEN IDEC INC. AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K, beginning on page F-1.

Overview

      On November 12, 2003, IDEC Pharmaceuticals Corporation and Biogen, Inc. entered into a merger transaction resulting in Biogen, Inc. becoming a wholly owned subsidiary of IDEC Pharmaceuticals Corporation. The business combination was treated as an acquisition of Biogen, Inc. by IDEC Pharmaceuticals Corporation for accounting purposes. In connection with the merger, IDEC Pharmaceuticals Corporation changed its name to Biogen Idec Inc. Biogen Idec combines the complementary strengths of each company to create new standards of care in oncology and immunology. As a global leader in the development, manufacture, and commercialization of novel therapies, we transform scientific discoveries into advances in human healthcare. The merger provides diversification of our product portfolios and revenue bases, strengthens our research and development capabilities, and diversifies our product pipeline in key therapeutic areas. Additionally, we believe our manufacturing capacity will make us an attractive partner for companies seeking to partner on promising biologic products in development.

      We currently have four commercial products: AVONEX® (interferon beta-1a) for the treatment of relapsing multiple sclerosis, or MS; RITUXAN® (rituximab) and ZEVALIN® (ibritumomab tiuxetan), both of which treat certain B-cell non-Hodgkin’s lymphomas, or B-cell NHLs; and AMEVIVE® (alefacept) for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. We acquired AVONEX and AMEVIVE from Biogen, Inc. We also receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control including sales of RITUXAN outside the U.S. RITUXAN is the trade name in the U.S., Canada and Japan for the compound Rituximab. In this Form 10-K, we refer to rituximab, RITUXAN and MabThera collectively as RITUXAN, except where we have otherwise indicated. In addition, we have a pipeline of development stage products and a number of research programs in our core therapeutic areas and in other areas of interest.

      As a result of the merger, Biogen, Inc. stockholders received 1.15 shares of Biogen Idec common stock for each share of Biogen, Inc. common stock. As a result, Biogen Idec issued approximately 171.9 million shares at a fair value of approximately $6.48 billion (based on the average of the closing price of IDEC Pharmaceuticals Corporation’s common stock for the period from two days before through two days after the public announcement of the merger on June 23, 2003). In addition, options to purchase Biogen, Inc. common stock outstanding at November 12, 2003 were assumed by Biogen Idec and converted into options to purchase approximately 20.7 million shares of Biogen Idec common stock at a fair value of approximately $295 million (based on the Black-Scholes option pricing model, as described in more detail below). We paid approximately $19.8 million in fees for banking, legal, accounting and tax related services related to the merger. Merger related fees of $21.5 million paid by Biogen, Inc. prior to completion of the merger are not included in this amount as they were expensed as incurred. The total merger purchase price was approximately $6.8 billion. The merger qualified as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

      The fair value of Biogen Idec’s shares used in determining the purchase price was $37.69 per share based on the average of the closing price of IDEC Pharmaceuticals Corporation’s common stock for the period two days before through two days after public announcement of the merger on June 23, 2003. The fair value of stock options assumed by Biogen Idec in the merger was determined using the Black-Scholes option pricing model with the following assumptions: stock price of $37.69, which is the value ascribed to IDEC shares in determining the purchase price; volatility of 40%; risk-free interest rate of 1.8%; and an expected life of 4.0 years.

      The purchase price is as follows (table in thousands):

Fair value of Biogen Idec common stock	$6,480,339
Fair value of replacement stock options	295,399
Cash paid for fractional shares	27
Acquisition related costs	19,833

Total purchase price	$6,795,598

      The estimated purchase price has been allocated to the acquired tangible and intangible assets and liabilities based on their estimated fair values as of November 12, 2003, the date that the merger was consummated (table in thousands):

Inventory	$706,957
Accounts receivable	216,221
Property, plant and equipment	713,719
Acquired identifiable intangible assets	3,664,000
Goodwill	1,151,066
In-process research and development	823,000
Deferred stock-based compensation	2,261
Other current and long-term assets	1,106,112
Assumed liabilities	(424,648)
Increase benefit plan liability to fair value	(26,650)
Deferred tax liabilities arising from fair value adjustments	(1,136,440)

Total purchase price	$6,795,598

      The allocation of the purchase price was based, in part, on a third-party valuation of the fair value of in-process research and development, identifiable intangible assets, and certain property, plant and equipment. The excess of the purchase price over the fair value of assets and liabilities acquired is allocated to goodwill. See “Biogen, Inc. Purchase Price Allocation” under Critical Accounting Estimates.

      The discussions for the year ended December 31, 2003 in this annual report on Form 10-K, unless indicated otherwise, represent our financial condition and results of operations for the year ended December 31, 2003 and include the results of operations of Biogen, Inc. for the period commencing November 13, 2003 through December 31, 2003 only. The results of operations of Biogen, Inc. (revenues and expenses) for the period commencing January 1, 2003 through November 12, 2003, unless indicated otherwise, are excluded from this Form 10-K. Comparisons are made to the results of operations of IDEC Pharmaceuticals Corporation for the years ended December 31, 2002 and 2001 and IDEC Pharmaceuticals Corporation’s financial condition at December 31, 2002, which only include the historical results of IDEC Pharmaceuticals Corporation.

Results of Operations

Revenues

	2003	2002	2001

	(In thousands)
Product sales
United States	$121,589	$13,711	$—
Rest of world	49,972	—	—

Total product sales	171,561	13,711	—
Unconsolidated joint business revenue	493,049	385,809	251,428
Royalty revenue	12,010	—	—
Corporate partner revenue	2,563	4,702	21,249

Total revenues	$679,183	$404,222	$272,677

Product Sales

	2003	2002	2001

	(In thousands)
AVONEX	$142,603	$—	$—
ZEVALIN	19,602	13,711	—
AMEVIVE	9,356	—	—

Total product sales	$171,561	$13,711	$—

      AVONEX is the most prescribed therapeutic product in MS worldwide. Globally over 125,000 patients have chosen AVONEX as their treatment of choice. Our results of operations for 2003 include sales of AVONEX for the period from November 13, 2003 through December 31, 2003. During that period, sales of AVONEX generated worldwide revenues of $142.6 million, of which $92.6 million was generated in the United States and $50 million in the rest of the world, primarily the European Union, or EU. Product sales from AVONEX represent approximately 21% of our total revenues in 2003.

      In February 2002, ZEVALIN became the first radioimmunotherapy approved by the FDA for the treatment of certain B-cell NHLs. ZEVALIN is approved as a treatment for relapsed or refractory low-grade, follicular, or transformed B-cell NHL including patients with RITUXAN refractory follicular NHL. We launched ZEVALIN in the U.S. in April 2002. In 2003, sales of ZEVALIN generated revenues of $19.6 million in the U.S. as compared to $13.7 million in 2002. Outside the U.S., we have licensed our marketing rights in ZEVALIN to Schering AG. In January 2004, the European Agency for the Evaluation of Medicinal Products, or EMEA, the regulatory authority in the EU, granted marketing approval of ZEVALIN in the EU for the treatment of adult patients with CD20+ follicular B-cell NHL who are refractory to or have relapsed following treatment with RITUXAN. Product sales from ZEVALIN represented approximately 3% of our total revenues in 2003 and 2002, respectively.

      AMEVIVE was approved in the U.S. in 2003 for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. Our results of operations for 2003 include sales of AMEVIVE for the period from November 13, 2003 through December 31, 2003. During that period, sales of AMEVIVE generated revenues of $9.4 million, substantially all in the U.S. In February 2003, the European Committee for Proprietary Medicinal Products, or CPMP, the scientific advisory board of the EMEA, determined that more information was required to approve AMEVIVE in the EU. We withdrew our application for approval. We plan to develop the additional information necessary to obtain approval of AMEVIVE for the treatment of psoriasis in the EU. Developing the data and re-filing the application may take several years. Product sales from AMEVIVE represent approximately 1% of our total revenues in 2003.

      We anticipate that our total product sales in 2004 will be substantially higher than 2003, since revenues from sales of AVONEX and AMEVIVE will be included in our results of operations for all of 2004 as opposed to 2003 when revenues from sales of AVONEX and AMEVIVE were included in our results of operations only for the period from November 13, 2003 through December 31, 2003.

      See also the risks affecting revenues described in “Forward-Looking Information and Risk Factors That May Affect Future Results — Our Revenues Rely Significantly on a Limited Number of Products.”

Unconsolidated Joint Business Revenue

      RITUXAN was the first monoclonal antibody approved by the FDA for a cancer therapy indication. RITUXAN is approved for the treatment of various B-cell NHLs. RITUXAN is marketed in the U.S. in collaboration with Genentech, Inc. All U.S. sales of RITUXAN and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis. Our share of copromotion profits from U.S. sales was $419.2 million in 2003 compared to $324.5 million in 2002 and $228.6 million in 2001. F. Hoffman-La Roche Ltd. sells rituximab outside the U.S., except in Japan, where it copromotes RITUXAN in collaboration with Zenyaku Kogyo Co. Ltd., or Zenyaku. We received royalties on sales of rituximab outside of the U.S. of $67.9 million in 2003 as compared to $45.4 million in 2002 and $14.7 million in 2001, which we include under “Unconsolidated Joint Business Revenue”.

      Revenues from unconsolidated joint business arrangement for the years ended December 31, 2003, 2002 and 2001, consist of the following:

	2003	2002	2001

	(In thousands)
Copromotion profits	$419,197	$324,498	$228,614
Reimbursement of selling and development expenses	18,400	15,879	8,160
Royalty revenue on sales of rituximab outside the U.S., including royalties received directly from Roche	67,869	45,432	14,654
RITUXAN clinical data purchased from Roche	(9,353)	—	—
Columbia patent royalty and interest payment	(3,064)	—	—

	$493,049	$385,809	$251,428

      Under our agreement with Genentech, our current pretax copromotion profit-sharing formula has two tiers. We earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We began recording our profit share at the higher percentage during the first quarter of 2003, 2002 and 2001.

      RITUXAN net sales to third-party customers in the US recorded by Genentech for 2003 amounted to $1.36 billion compared to $1.08 billion in 2002 and $779 million in 2001. The increase in 2002 and 2001 was primarily due to increased market penetration in treatments of B-cell NHLs and chronic lymphocytic leukemia and increases in the wholesale price of RITUXAN effective March 2002, and March 2001.

      Our royalty revenue on sales of rituximab outside the U.S. is based on Roche and Zenyaku’s net sales to third-party customers and is recorded with a one-quarter lag. The increase in royalty revenues in 2003 is due to higher sales of RITUXAN outside the U.S. resulting from increased penetration of foreign markets, including Canada and Japan.

      During 2003, Genentech purchased certain clinical data from Roche related to RITUXAN supporting potential label expansion. Additionally, in 2003 Genentech and IDEC agreed that payments were owed to Columbia University for royalties related to past sales of RITUXAN in the U.S. As a result, we recognized $2.6 million in royalty payments and $500,000 in interest charges related to these royalties.

      Total unconsolidated joint business revenue represented 73%, 95% and 92% of our total revenues in 2003, 2002 and 2001, respectively.

Royalty Revenue

      We receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control. During 2003, we received approximately $12 million in royalty revenues representing 2% of total revenues. Our royalty revenues on sales of rituximab outside the U.S. are included in “Unconsolidated Joint Business Revenue.”

      We receive royalties from Schering-Plough Corporation on sales of its alpha interferon products in the U.S. and Italy under an exclusive license to our alpha interferon patents and patent applications. Schering-Plough sells its INTRON® A (interferon alfa-2b) brand of alpha interferon in the U.S. for a number of indications, including the treatment of chronic hepatitis B and hepatitis C. Schering-Plough also sells other alpha interferon products for the treatment of hepatitis C, including REBETRON® Combination Therapy containing INTRON A and REBETOL® (ribavirin, USP), PEG-INTRON® (peginterferon alfa-2b), a pegylated form of alpha interferon, and PEG-INTRON in combination with REBETOL.

      We hold several important patents related to hepatitis B antigens produced by genetic engineering techniques. These antigens are used in recombinant hepatitis B vaccines and in diagnostic test kits used to detect hepatitis B infection. We receive royalties from sales of hepatitis B vaccines in several countries, including the U.S., from GlaxoSmithKline plc and Merck and Co. Inc. We have also licensed our proprietary hepatitis B rights, on an antigen-by-antigen and nonexclusive basis, to several diagnostic kit manufacturers, including Abbott Laboratories, the major worldwide marketer of hepatitis B diagnostic kits.

      We also receive ongoing royalties on sales of the recombinant human growth hormone product, Genotropin®, by Pfizer, Inc. in the U.S., Canada and Japan, and on sales of ANGIOMAX® (bivalirudin) by The Medicines Company, also known as TMC. TMC sells ANGIOMAX in the U.S. for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty. TMC sells ANGIOMAX through distributors in Europe, Canada and Latin America.

      We anticipate that total royalties revenues we will record in 2004 will be substantially higher compared to our royalty revenues recorded in 2003, since we will be reporting the full year’s worth of royalty revenues from former Biogen, Inc. operations in 2004 as opposed to royalty revenues for only the period of November 13, 2003 through December 31, 2003 as are included in our 2003 results of operations.

Corporate Partner Revenues

      Corporate partner revenues consist of contract revenues and license fees. Corporate partner revenues totaled $2.6 million in 2003 compared to $4.7 million in 2002 and $21.2 million in 2001. Corporate partner revenues represented less than 1%, approximately 1% and approximately 8% of total revenues in 2003, 2002 and 2001, respectively. The decrease in corporate partner revenues in 2003 and 2002 is primarily due to decreased research and development funding in 2002 under our collaborations with Taisho Pharmaceutical Co. Ltd. Of Tokyo, or Taisho, as a result of the termination of our collaboration with Taisho in 2002, and under our collaborations with Seikagaku Corporation, or Seikagaku. Additionally, in 2001, we recognized a $5.0 million payment received from Schering AG when the EMEA accepted for filing the submission of an application for approval of ZEVALIN in the EU and $3.3 million of revenues resulting from the implementation of SAB 101. Contract revenues and license fees are, in part, dependent upon the achievement of certain research and development and commercialization objectives and, accordingly, may vary from year to year. In the first quarter of 2004, we expect to receive a $10 million payment from Schering AG for the EMEA grant of marketing approval of ZEVALIN in the EU.

Operating Costs and Expenses

	2003	2002	2001

	(In thousands)
Cost of sales	$284,739	$1,457	$—
Research and development	233,337	100,868	90,458
Selling, general and administrative	174,596	88,021	51,082
Write-off of acquired in-process research and development	823,000	—	—
Amortization of acquired intangibles	33,180	—	—

Total operating costs and expenses	$1,548,852	$190,346	$141,540

Cost of Sales

      In 2003, total cost of sales was $284.7 million and consisted of product cost of sales of $283.8 million and cost of royalty revenues of $0.9 million. In November 2003, we recorded the inventory that we acquired from Biogen, Inc. at its estimated fair value. Product cost of sales consisted of $254.3 million related to AVONEX, $18.7 million related to ZEVALIN and $8.7 million related to AMEVIVE. In 2003, included in product cost of sales was approximately $231.6 million in fair market value purchase accounting adjustments related to AVONEX and AMEVIVE. We expect that approximately $304 million in fair market value purchase accounting adjustments related to AVONEX and AMEVIVE will be included in product cost of sales in 2004. The increase to fair market value was recognized as cost of product sales when the acquired inventory was sold or written-down. Included in product cost of sales were write-downs of commercial inventory that did not meet quality specifications or became obsolete due to dating expiration, in all cases this product inventory was written down to its net realizable value. In 2003, we wrote-down $160.8 million related to AVONEX, $1 million related to AMEVIVE and $12.1 million related to ZEVALIN. AVONEX was written down from fair market value when it was determined that the inventory did not meet quality specifications. We have encountered problems in manufacturing our pre-filled syringe formulation of AVONEX. If these problems continue we are likely to have to incur additional charges and could potentially experience an interruption in the supply of AVONEX.

      In 2002 cost of sales consisted primarily of contractual royalties owed on ZEVALIN sales. Pre-launch production of ZEVALIN antibodies manufactured prior to FDA approval in February 2002 were recognized as research and development expenses. ZEVALIN sales to date have solely consisted of ZEVALIN antibodies produced prior to FDA approval in February 2002.

      Gross margin on product sales, which includes inventory written-down to its net realizable value, was approximately (65)% in 2003. Gross margin on product sales was approximately 89% in 2002. During 2003, we recorded the inventory that we acquired from Biogen, Inc. at its estimated fair value. The increase in fair market value was recognized as cost of product sales when the acquired inventory was sold or written-down. As a result, gross margin on product sales decreased significantly from 2002. We expect that gross margins will increase significantly during 2004 as the inventory acquired from Biogen, Inc. at its estimated fair value is sold. Excluding the increase in fair market value related to purchase accounting and the effects of writedowns of commercial inventory to net realizable value, gross margins of product sales would have been 84% in 2003. We expect that gross margins will fluctuate in the future based on changes in product mix, write-downs of excess or obsolete inventories and new product initiatives. Gross margin on royalty revenues were approximately 92% in 2003. We expect that gross margins on royalty revenues will fluctuate in the future based changes in sales volumes for specific products from which we receive royalties.

Research and Development Expenses

      Research and development expenses totaled $233.3 million in 2003 compared to $100.9 million in 2002 and $90.5 million in 2001. The increase in research and development expenses in 2003 over 2002 primarily related to the acquisition of Biogen, Inc. which contributed $63.6 million in research and development expenses for the period from November 13, 2003 through December 31, 2003, a $20 million payment to Genentech in conjunction with entering into an amended and restated collaboration agreement in June 2003, a $17.6 million increase in personnel expenses resulting from the expansion of our manufacturing and research functions, a $12.8 million increase in contract research and manufacturing expenses primarily related to oncology development and a $22.8 million increase in manufacturing costs recorded as research and development expense. We did not manufacture ZEVALIN bulk inventory in 2003. In 2003, our manufacturing facilities were primarily used to support products in development which caused the majority of the costs of our manufacturing operations to be recorded as research and development expense in 2003. Such costs were capitalized into inventory in 2002 to the extent they related to the manufacture of ZEVALIN.

      The increase in research and development expenses in 2002 over 2001 was primarily due to upfront fees incurred under new collaborations, one-time license fees incurred for technology rights related to our products, increased personnel expenses and expansion of our facilities to support our ongoing basic research and clinical development programs, partially offset by capitalization of manufacturing costs for the production of commercial inventory of ZEVALIN antibodies and decreased clinical testing and development costs for ZEVALIN as a result of the FDA’s approval of ZEVALIN.

      Research and development expenses will increase significantly in 2004 as a result of the merger. We expect to continue incurring additional research and development expenses due to: preclinical and clinical testing of our various products under development; the expansion or addition of research and development programs; technology in-licensing; and regulatory-related expenses.

Selling, General and Administrative Expenses

      Selling, general and administrative expenses totaled $174.6 million in 2003 compared to $88.0 million in 2002 and $51.1 million in 2001. The increase in selling, general and administrative expenses for the year ended December 31, 2003 primarily related to the acquisition of Biogen, Inc. which contributed $73.9 million in selling, general and administrative expenses for the period from November 13, 2003 through December 31, 2003, including $10.2 million related to restructuring costs associated with the relocation of our European headquarters, a $4.5 million increase in personnel expenses resulting from the expansion in sales and marketing expenses to support the commercialization of ZEVALIN, a $2.5 million increase in legal fees to protect our intellectual property rights, a $2.2 million increase in insurance expenses due to higher premiums, a $1.3 million increase in travel expenses primarily related to integration efforts associated with the merger with Biogen, Inc., and a $1.3 million increase in information technology expenses with the remaining increase due to the expansion of our administrative function to support growth in manufacturing and research. We anticipate that total selling, general, and administrative expense that we record in 2004 will be substantially higher compared to what we recorded in 2003, since we will be reporting the full year’s worth of selling, general and administrative expenses related to supporting AVONEX and AMEVIVE in 2004 as opposed to only for the period of November 13, 2003 through December 31, 2003 in our 2003 results of operations.

      Selling, general and administrative expenses in 2002 increased compared to 2001 primarily due to increased sales and marketing expenses related to the commercial launch of ZEVALIN, sales expenses to support the commercialization of RITUXAN, increased legal fees to protect our intellectual property rights for ZEVALIN and increases in general and administrative expenses to support overall organizational growth. Selling, general and administrative expenses are expected to increase in the foreseeable future to support the following: marketing and administration related to the commercialization of ZEVALIN; manufacturing capacity expansion; clinical trials; research and development; and protection and enforcement of our intellectual property rights for ZEVALIN and our product candidates.

Other Income (Expense), Net

	December 31,

	2003	2002	2001

	(In thousands)
Interest income	$33,610	$34,528	$38,528
Interest expense	(15,182)	(16,073)	(7,304)
Other expense	(29,383)	(809)	(757)

Total other income (expense), net	$(10,955)	$17,646	$30,467

      Interest income totaled $33.6 million in 2003 compared to $34.5 million in 2002 and $38.5 million in 2001. The decrease in interest income in 2003 is primarily due to lower rates of return on securities available-for-sale. The average yields earned on our investments in 2002 decreased from the average yields earned on our investments in 2001 as a result of declining market interest rates. Interest income levels that may be achieved in the future are, in part, dependent upon market conditions.

      Interest expense totaled $15.2 million in 2003 compared to $16.1 million in 2002 and $7.3 million in 2001. The decrease in interest expense in 2003 compared to 2002 is due to the capitalization of $6.8 million in 2003 and $0.4 million in 2002 of interest costs largely related to the development of a consolidated west coast research and development and administration campus in San Diego, California and our large-scale manufacturing facility in Oceanside, California, offset by higher noncash interest expense from our senior notes issued in April and May 2002.

      Other expenses as set forth in the preceding table included the following:

	December 31,

	2003	2002	2001

	(In thousands)
Donation to Biogen Idec Foundation	$(10,000)	$—	$—
Settlement of patent disputes	(20,668)	—	—
Miscellaneous	1,285	(809)	(757)

Total other expense	$(29,383)	$(809)	$(757)

      In October 2002, Biogen, Inc. established The Biogen Foundation, a private, U.S. based, non-profit philanthropic organization. In December 2002, Biogen, Inc. made a charitable contribution of $15 million to fund the Biogen Foundation. As a result of the merger, we changed the name of the foundation to The Biogen Idec Foundation and, in December 2003 contributed an additional $10 million. The foundation is to operate exclusively for the benefit of charitable, educational and scientific purposes. Certain executive officers and other employees serve as directors and officers of the foundation. We classify charitable contributions to other income (expense).

      In December 2003, we recorded charges of $2.5 million and $18.2 million related to the final settlement of patent infringement disputes with Apoxis S.A. and Corixa Corporation, respectively. These payments for settlement of litigation were charged to other expense in the fourth quarter of 2003.

Acquired In-Process Research and Development

      In the fourth quarter of 2003, we incurred a charge of $823 million related to the write-off of acquired in-process research and development, or IPR&D, related to the merger with Biogen, Inc. The amount expensed as IPR&D represents the estimated fair value of purchased in-process technology for projects that, as of the acquisition date, had not reached technological feasibility and had no alternative future use. The estimated fair value of these projects was determined based on the use of a discounted cash flow model. For each project, the estimated after-tax cash flows were probability weighted to take into account the stage of completion and the risks surrounding the successful development and commercialization. These cash flows were then discounted to present value using a discount rate of 16%. As of November 12, 2003, we estimated future R&D costs of approximately $106 million, $48 million, and $301 million, respectively, would be incurred to complete the neurology, dermatology, and rheumatology research projects. These estimates are net of any research and development costs that were shared under collaborations with corporate partners. The research projects, which were in various stages of development, from preclinical through stage 3 clinical trials, are expected to reach completion at various dates ranging from 2004 through 2008.

      The major risks and uncertainties associated with the timely and successful completion of these projects consist of the risk that we will not be able to confirm the safety and efficacy of the technology with data from clinical trials and the risk that we will not be able to obtain necessary regulatory approvals. No assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

Amortization of Intangible Assets

      In 2003, we recorded amortization expense of $33.2 million related to the intangible assets of $3.7 billion acquired in the merger with Biogen, Inc. Intangible assets consist of $3.0 billion in core technology, $578 million in patents and $64 million in trademarks. Amortization of the core technology is provided over the estimated useful lives of the technology ranging from 15 to 21 years. Amortization of the patents is provided over the remaining lives of the patents of 12 years. Trademarks have an indefinite life and, as such, are not amortized.

Income Tax Provision

      Our effective tax rate in 2003 was approximately 1% compared to 36% percent in 2002 and 37% in 2001. Our effective tax rate for 2003 varied substantially from the U.S. federal statutory rate primarily due to the pre-tax loss resulting from the write-off of non-deductible IPR&D and other costs in connection with the merger with Biogen, Inc. which was not deductible for income tax purposes. Excluding the effect of our write-off of IPR&D, our 2005 effective tax rate would have been approximately 35%. Our effective tax rate for 2002 was higher than the federal statutory rate primarily because of state taxes. We have net operating loss and tax credit carryforwards for federal and state income tax purposes available to offset future taxable income. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate that this annual limitation will result only in a slight deferral in the utilization of our net operating loss carryforwards and tax credits. During 2002, we decreased our valuation allowance for deferred tax assets to zero as, based upon the level of historical taxable income and projections for future taxable income over the periods that our deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of our deferred tax assets. In the event that actual results differ from our estimates of future taxable income or we adjust our estimates in future periods, we may need to establish a valuation allowance which could materially impact our financial position and results of operations.

Net Income (Loss)

      In 2003, results of operations provided a net loss of $875.1 million compared to net income of $148.1 million and $101.7 million for 2002 and 2001, respectively. The decrease in net income from 2002 is primarily attributable to the writedown of acquired IPR&D, the recognition of product cost of sales at fair market value on sales of AVONEX and AMEVIVE, and the amortization of intangible assets.

Financial Condition

      We have financed our operating and capital expenditures principally through profits and other revenues from our joint business arrangement with Genentech related to the sale of RITUXAN, sales of AVONEX, AMEVIVE and ZEVALIN, sales of equity securities, royalty revenues, corporate partner revenues, lease financing transactions, debt financing transactions and interest income. We expect to finance our current and planned operating requirements principally through cash on hand, which includes the proceeds from the April and May 2002 issuance of our senior notes, funds from our joint business arrangement with Genentech related to the sale of RITUXAN, funds from commercial sales of AVONEX, AMEVIVE and ZEVALIN, and funds from royalties and funds from existing collaborative agreements and contracts. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. Our working capital and capital requirements will depend upon numerous factors, including: the continued commercial success of AVONEX and RITUXAN; the commercial success of AMEVIVE and ZEVALIN; timing and expense of obtaining regulatory approvals for new products; funding and timing of payments related to several material capital projects, the progress of our preclinical and clinical testing; fluctuating or increasing manufacturing requirements and research and development programs; levels of resources that we need to devote to the development of manufacturing, sales and marketing capabilities, including resources devoted to the marketing of AVONEX, RITUXAN, AMEVIVE, ZEVALIN and future products; technological advances; status of products being developed by competitors; our ability to establish collaborative arrangements with other organizations; and working capital required to satisfy the put options related to our senior notes and subordinated notes.

      Until required for operations, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and United States government instruments and other readily marketable debt instruments in accordance with our investment policy.

      Cash, cash equivalents and securities available-for-sale increased to $2.3 billion at December 31, 2003 from $1.4 billion at December 31, 2002, primarily as a result of our acquisition of $965.2 million in cash, cash equivalents and securities available-for-sale from Biogen, Inc. in the merger. Our operating activities generated $219.2 million of cash for the year ended December 31, 2003 as compared to $179.2 million for the year ended December 31, 2002. Net cash from operating activities includes our net loss of $875.1 million, which was offset by noncash charges of $823 million from the write-off of IPR&D related to the merger, $173.9 related to the writedown of inventory to net realizable value, a $79.1 million impact on sales of stepped-up inventory, and $61.3 million of depreciation and amortization. Our investing activities utilized $278.9 million of cash in 2003 compared to $839.2 million in 2002, and included uses of $301.2 million to fund construction projects and purchase real property and equipment, including our research and development and administration campus in San Diego and manufacturing facility in Oceanside, and $114.6 of net cash used in purchases, sales, and maturities of available for sale securities. Net cash used in investing activities was offset by $136.8 million assumed in the acquisition of Biogen, Inc. Cash generated from financing activities included $24.4 million from the issuance of common stock under employee stock option and stock purchase plans.

      In April and May 2002, we raised through the issuance of our senior notes, approximately $696 million, net of underwriting commissions and expenses of $18.4 million. Simultaneously with the issuance of the senior notes, we used a portion of the proceeds to fund the repurchase of $135 million of our outstanding common stock. The senior notes are zero coupon and were priced with a yield to maturity of 1.75% annually. We will pay contingent cash interest to the holders of these senior notes during any nine-month period commencing on or after April 30, 2007 if the average market price of the senior notes for a five-trading-day measurement period preceding such nine-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such senior note. The contingent interest payable per senior note in respect of any quarterly period within such nine-month period where contingent interest is determined to be payable will equal the greater of (1) the amount of regular cash dividends paid by us per share on our common stock during that quarterly period multiplied by the then applicable conversion rate or (2) 0.0625% of the average market price of a senior note for the five-trading-day measurement period preceding such nine-month period, provided that if we do not pay regular cash dividends during a semiannual period, we will pay contingent interest semiannually at a rate of 0.125% of the average market price of a senior note for the five-trading-day measurement period immediately preceding such nine-month period.

      Upon maturity, the senior notes will have an aggregate principal face value of $1.2 billion. Each $1,000 aggregate principal face value senior note is convertible at the holder’s option at any time through maturity into 7.1881 shares of our common stock at an initial conversion price of $82.49. In addition, holders of the senior notes may require us to purchase all or a portion of the senior notes on April 29, 2005, 2007, 2012 and 2017 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, payable at our option in cash, common stock or a combination of cash and stock. In addition, if a change in control in our company occurs on or before April 29, 2007, holders may require us to purchase all or a portion of their senior notes for cash. We have the right to redeem at a price equal to the issue price plus the accrued original issue discount to the date of redemption all or a portion of the senior notes for cash at any time on or after April 29, 2007.

      In February 1999, we raised through the issuance of our subordinated notes, approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million. The subordinated notes are zero coupon and were priced with a yield to maturity of 5.5% annually. Upon maturity, the subordinated notes will have an aggregate principal face value of $345 million. Each $1,000 aggregate principal face value subordinated note is convertible at the holders’ option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36. The holders of the subordinated notes may require us to purchase the subordinated notes on February 16, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with us having the option to repay the subordinated notes plus accrued original issue discount in cash, common stock or a combination of cash and stock. We have the right to redeem at a price equal to the issue price plus the accrued original issue discount to the date of redemption all or a portion of the subordinated notes for cash at any time.

      In September 2001, we purchased approximately 42.6 acres of land in San Diego, California for approximately $31.7 million in cash where we are building a consolidated research and development and administration campus. Construction is expected to be completed in the fourth quarter of 2004 at an estimated total cost of $177 million. As of December 31, 2003, we have invested approximately $58.2 million in the construction of this campus.

      In September 2000, we purchased a 60-acre site in Oceanside, California for approximately $18.9 million in cash. In December 2002, we purchased an additional 27 acres of land at the Oceanside site for $7.9 million in cash. We are building a large-scale manufacturing facility at this location, which we anticipate using to manufacture commercial products currently in clinical trials if they are approved by the FDA. We anticipate the new facility to be mechanically completed in 2005, followed by commissioning and validation targeted for 2006. Total costs of this facility upon completion are estimated to be $400 million. As of December 31, 2003, we have invested approximately $298 million in the construction of this large-scale manufacturing facility.

      In February 2004, our Board of Directors authorized the repurchase of up to 12 million shares of our common stock. The repurchased stock will provide us with treasury shares of general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. To date, we have not repurchased any shares under the program.

      In May 1999, we entered into an arrangement with MDS (Canada) Inc., MDS Nordion Division, successor to MDS Nordion, Inc., or MDS (Canada), under which MDS agreed to supply us yttrium-90, a radioisotope used in connection with administering ZEVALIN. MDS (Canada) initially supplied product for use in the ZEVALIN clinical trials. In anticipation of commercial launch of ZEVALIN, we subsequently determined that additional commercial production capacity for yttrium-90 would be necessary. To obtain a commitment from MDS (Canada) that sufficient commercial supply would be available, we agreed to minimum purchase commitments of $55 million, and to make periodic cash payments totaling $25 million into an escrow account. The supply agreement was amended in November 2001 to give effect to these mutual commitments.

      In December 2003, in light of the reduced expectations for ZEVALIN sales levels, we agreed to release the $25 million of escrowed funds to MDS (Canada), and MDS (Canada) agreed to eliminate the minimum purchase commitments from the supply arrangement. MDS (Canada)’s obligation to supply yttrium-90 remains in effect. We are amortizing the prepayment over the economic life of the agreement.

      Biogen, Inc. has a tax-qualified defined benefit pension plan which provides benefits to all of its U.S. employees based on compensation credits and interest credits to participants’ accounts using a “cash balance” method. Biogen, Inc. also has a supplemental retirement benefit plan which covers a select group of highly compensated U.S. employees. The pension plans are noncontributory with benefit formulas based on employee earnings and credited years of service. Biogen, Inc.’s funding policy for its pension plans has been to contribute amounts deductible for federal income tax purposes. Funds contributed to the plans have been invested in fixed income and equity securities. At October 1, 2003, Biogen, Inc. ceased allowing new participants into its pension plans. At November 13, 2003, as a result of the merger, we assumed $36.2 million in pension liability related to these plans. We have requested Internal Revenue Service approval of the termination the defined benefit pension plan. We credited participants’ cash balance accounts under the defined benefit pension plan in respect of compensation and interest earned through December 31, 2003, no further compensation credits will be made, but interest credits will be made until the defined benefit pension plan is terminated and benefits there under distributed to participants. In December we contributed $10 million into the defined benefit pension plan. We also intend to terminate the supplemental retirement benefit plan as of April 1, 2004. We credited participants’ accounts under supplemental retirement benefit plan in respect of compensation and interest earned through December 31, 2003. No further compensation credits will be made, but interest credits will be made until the supplemental retirement benefit plan is terminated. As of December 31, 2003 we had a liability of $26.9 million related to these plans.

Contractual Obligations and Off-Balance Sheet Arrangements

      The following summarizes our contractual obligations (excluding contingent milestone payments totaling $138.1 million under our collaboration and license agreements) at December 31, 2003, and the effects such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period

	Total	Less than	1-3	4-5	After
	Years	1 Year	Years	Years	5 Years

	(In thousands)
Non-cancelable operating leases	$161,340	$31,713	$45,550	$35,864	$48,213
Other long-term obligations	59,728	38,759	20,969	—	—

Total contractual cash obligations	$221,068	$70,472	$66,519	$35,864	$48,213

      All material intercompany balances and transactions have been eliminated. We do not have any other relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Collaboration and License Agreements

      In September 2001, we entered into a collaborative development agreement with Mitsubishi Pharma to support clinical development of anti-CD80 (anti-B7.1) antibody products developed using our Primatized® antibody technology. Under the terms of an existing license agreement with Mitsubishi Pharma, entered into in November 1993, Mitsubishi Pharma has an exclusive license in Asia to develop and commercialize anti-CD80 (anti-B7.1) antibody products. These agreements were terminated in December 2003. As a result of the termination of each of these agreements, we have no continuing financial obligations under any of these agreements. During 2003, 2002 and 2001, we recognized revenues from our agreements with Mitsubishi Pharma of $1.5 million, $1.4 million and $4.7 million, respectively, which are included in corporate partner revenues.

      In June 2000, we entered into a collaborative research and development agreement with Taisho Pharmaceutical Co. Ltd. of Tokyo, to develop and commercialize antibody therapeutics against macrophage migration inhibitory factor, or MIF, for the treatment of inflammatory and autoimmune diseases. This agreement was terminated in 2002. During 2002 and 2001, we recognized revenues from our agreement with Taisho of $0.7 million and $4.8 million, respectively, which are included in corporate partner revenues.

      In June 1999, we entered into a collaboration and license agreement with Schering AG aimed at the development and commercialization of ZEVALIN. Under the terms of the agreement, we may receive milestone and research and development support payments totaling up to $47.5 million, subject to the attainment of product development objectives. Schering received exclusive marketing and distribution rights to ZEVALIN outside the U.S., and we will receive royalties on product sales by Schering. Under the terms of a separate supply agreement, we are obligated to meet Schering’s clinical and commercial requirements for ZEVALIN. Schering may terminate these agreements for any reason. During 2003, 2002 and 2001, we recognized revenues from our agreements with Schering of $0.2 million, $0.3 million and $9.5 million, respectively, which are included in corporate partner revenues. Of the revenue recognized in 2001, $6.0 million is for the attainment of product development objectives and a milestone payment when the European Medicines Evaluation Agency accepted for filing the submission of an application for approval of ZEVALIN in the EU. Additionally, as a result of implementing SAB No. 101, we recognized $3.3 million of revenues in 2001, which was previously recognized as revenue in 1999, prior to the implementation of SAB No. 101. In the first quarter of 2004, we expect to receive a $10 million payment from Schering AG for the EMEA grant of marketing approval of ZEVALIN in the EU.

      In December 1995, we entered into a collaborative development agreement and a license agreement with Eisai Co, Ltd., aimed at the development and commercialization of anti-CD40L antibodies. Under the terms of these agreements, we may receive milestone payments totaling up to $12.5 million and research and development support payments totaling up to $25.0 million, subject to the attainment of certain product development objectives and satisfaction of other criteria to be agreed upon between us and Eisai. Eisai received exclusive rights in Asia and Europe to develop and market products resulting from the collaboration, and we will receive royalties on product sales by Eisai. Eisai may terminate these agreements based on a reasonable determination that the products do not justify continued product development or marketing. During 2003, we did not recognize any revenues related to this collaboration. During 2002 and 2001, we recognized revenues from our agreements with Eisai of $0.7 million and $2.2 million, respectively, which are included in corporate partner revenues.

      In December 1994, we entered into a collaborative development agreement and a license agreement with Seikagaku Corporation, aimed at the development and commercialization of an anti-CD23 antibody using primatized antibody technology. During 2003 and 2002, we recognized revenues from our agreement with Seikagaku of $0.6 million and $1.6 million, respectively, which are included in corporate partner revenues. No revenues were recognized under our agreement with Seikagaku during 2001. Although this agreement was terminated effective January 17, 2004, we have certain continuing obligations that remain under the agreement that we may fulfill in the first half of 2004 and for which we would receive revenue from Seikagaku.

      Under the above agreements, amounts earned by us and recognized as revenue for contract research and development approximate the research and development expenses incurred under the related agreement.

      In connection with our research and development efforts, we have also entered into various collaboration arrangements which provide us with rights to develop, produce and market products using certain know-how, technology and patent rights maintained by the parties. Terms of the various license agreements may require us to make milestone payments upon the achievement of certain product development objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration. It is not anticipated that the aggregate of any royalty or milestone obligations under these arrangements will be material to our operations.

      In September 2003, Biogen, Inc. entered into a license agreement with Fumapharm, under which Biogen, Inc. obtained exclusive rights to develop and market a second-generation fumarate derivative with an immunomodulatory mechanism of action, currently in clinical trials in Europe. Under the terms of this agreement, we have an exclusive worldwide marketing and distribution license, excluding Germany, for psoriasis, and a production and exclusive marketing and distribution license for the entire world for MS. We have committed to paying Fumapharm additional amounts upon the completion of certain future research milestones and first and second indication development milestones. If all the milestones were to be achieved, we would be required to pay up to an additional 25 million Swiss francs plus royalties over the life of the agreement.

      In August 2003, Biogen, Inc. entered into a collaboration agreement with Vetter Pharma-Fertigung GmbH & Co. KG for the fill-finish of Biogen Idec products. Under the terms of this agreement, Biogen, Inc. paid a partial advance payment to Vetter of 35 million Euros in return for reserving certain capacity at Vetter’s fill-finish facility. Upon signing the agreement in August 2003, Biogen, Inc. paid Vetter $5.7 million (5.25 million Euros), which is included as a prepayment in other current assets as of December 31, 2003. The remaining balance of advance payments will become due and payable by us upon the achievement of certain milestones by Vetter. The next two milestones are expected to be achieved in the first quarter of 2004, at which time we will make payments to Vetter of 10.5 million euros and 3.5 million euros, respectively. Two additional milestones totaling 15.75 million Euros are expected to be achieved in 2005 or 2006.

      In June 2003, Biogen, Inc. entered into a collaboration agreement with Genentech under which we are collaborating with Genentech on the development of a BR3 (BAFF-R) protein therapeutic from Biogen, Inc.’s pipeline of early-stage product candidates. Under the terms of this agreement, Genentech initially will be responsible for the development costs of the product candidates, until that time, if any, when we exercise our opt-in rights (which must be done within a certain timeframe). Prior to exercising our opt-in rights, to the extent that we incur any development costs in relation to the programs covered by this agreement, they will be recorded as research and development expenses. The reimbursement by Genentech of these costs will be recorded as contract revenue. We have recorded $0.3 million in contract revenues related to the collaboration for the period of November 13 through December 31, 2003.

      In December 2002, Biogen, Inc. entered into a collaboration agreement with Sunesis Pharmaceuticals, Inc. related to the discovery and development of oral therapeutics for the treatment of inflammatory and autoimmune diseases. We apply Sunesis’ proprietary fragment-based drug discovery technology, known as “tethering,” to generate small molecule leads that target select cytokines in the immune system. Under the terms of this agreement, we purchased 1.25 million shares of preferred stock of Sunesis for $6 million, the fair value of the shares. We have acquired certain exclusive licenses to develop and commercialize certain compounds resulting from the collaboration. We account for our investment in Sunesis, which is included in other assets, using the cost method of accounting, subject to periodic review of impairment. We will pay Sunesis a quarterly license maintenance fee of $357,500 during the period commencing on April 1, 2004 through July 1, 2005. Additionally, we have a Credit Facility Agreement with Sunesis under which we are obligated to loan Sunesis up to $4 million. At December 31, 2003, there is $1.6 million of borrowings outstanding. We have committed to paying Sunesis additional amounts upon the completion of certain future research milestones and first and second indication development milestones. If all the milestones were to be achieved, we would be required to pay up to an additional $60.5 million over the life of the agreement.

      In August 2000, Biogen, Inc. entered into a development and marketing collaboration agreement with Elan Pharma International, Ltd, an affiliate of Elan Corporation, plc to collaborate in the development, manufacture and commercialization of ANTEGREN® (natalizumab), a humanized monoclonal antibody. Biogen Idec and Elan are currently developing ANTEGREN as a potential treatment for MS, Crohn’s disease, and rheumatoid arthritis. Under the terms of this agreement, we share costs with Elan for on-going development activities. There were no material charges related to this collaboration that were charged to research and development expense during the period from November 13 through December 31, 2003. As of December 31, 2003, Elan owed us $6.3 million, representing development expenses incurred by Biogen, Inc. and Biogen Idec to be reimbursed by Elan. We have committed to paying Elan additional amounts upon the completion of certain future milestones. If all the future milestones were to be achieved, we would be required to pay up to an additional $14 million over the remaining life of the agreement.

      As part of previous agreements that Biogen, Inc. had with Targeted Genetics Corporation, or Targeted, for gene therapy research and development, we own approximately 12.1 million shares of Targeted’s common stock with a fair value of $26.6 million, which is included in investments and other assets. We have no remaining commitments or obligations with Targeted.

Legal Matters

      On September 10, 2001, we filed a lawsuit in the federal district court in the Southern District of California against Corixa Corporation, GlaxoSmithKline (Corixa’s marketing partner) and the University of Michigan seeking declaratory judgment that ZEVALIN and its use in the treatment of various B-cell NHLs does not infringe certain issued U.S. patents licensed to Corixa regarding products and processes relating to radioimmunotherapy, also known as the Kaminski patents, and a further declaration that Corixa’s patents are invalid. On September 12, 2001, Corixa, Glaxo and the University of Michigan filed a lawsuit in the federal district court in the District of Delaware against us for patent infringement. The lawsuit claims that we infringe the patents that are the subject of our declaratory judgment action against Corixa. The lawsuit seeks damages and to permanently enjoin us from commercializing ZEVALIN. This action has been transferred to San Diego and was consolidated with our lawsuit. On February 27, 2004 the parties entered into a Memorandum of Agreement for Settlement of all outstanding disputes. The terms of the Memorandum include mutual releases and dismissal with prejudice of all claims and counterclaims in the current litigation between the parties, with each party bearing their own costs, expenses and fees. In addition, the parties will enter into worldwide, non-exclusive licenses, with a right to sublicense, under the patents in suit for the life of such patents. We will pay $20 million in settlement of all outstanding claims in the litigation upon execution of a definitive settlement and license agreement, which is expected to be concluded by the end of March. In addition, we will pay royalties on U.S. net sales of ZEVALIN and may pay a one-time payment in the future subject to the attainment of a certain net sales level of ZEVALIN in the U.S.

      On May 20, 2003, another patent in the family of Kaminski patents, or the ‘827 patent, was issued to the University of Michigan. The patent is licensed by the University of Michigan to Corixa. On June 3, 2003, we filed a lawsuit in the federal district court in the Southern District of California against Corixa, Glaxo and the University of Michigan seeking declaratory judgment that ZEVALIN and its use in the treatment of various B-cell NHLs does not infringe the ‘827 patent and a further declaration that the patent is invalid. On December 16, 2003, we filed a Voluntary Notice of Dismissal without Prejudice of this lawsuit based on a covenant by the defendants that they would not sue us for infringement as to any claim of the ‘827 patent based upon ZEVALIN, or the ZEVALIN therapeutic regimen, as currently approved by the FDA, or for any current or past off-label use. The dispute related to the ‘827 patent is included in the Memorandum agreed to by the parties on February 27, 2004.

      On February 25, 2003, we filed an additional complaint against Corixa and Glaxo in the federal district court in the Southern District of California. The complaint alleges that Corixa’s and Glaxo’s conduct since recommendation by the Oncologic Drugs Advisory Committee for approval of BEXXAR constitutes, or will constitute, infringement of a patent owned by us. The complaint seeks available remedies under patent laws, including monetary damages and permanent injunctive relief. All claims and counterclaims related to this lawsuit included in the Memorandum agreed to by the parties on February 27, 2004.

      On July 15, 2003, Biogen, Inc., along with Genzyme Corporation and Abbott Bioresearch Center, Inc., filed suit against Trustees of Columbia University in the City of New York in the United States District Court for the District of Massachusetts, contending that we no longer have any obligation to pay royalties to Columbia on sales of our products under a 1993 License Agreement between us and Columbia related to U.S. Patent Nos. 4,399,216; 4,634,665; and 5,179,017, also referred to as the Original Patents, or under a newly issued patent, U.S. Patent No. 6,455,275, also referred to as the ’275 Patent. In our suit, we are seeking a declaratory judgment that we have no obligation to pay any further royalties under the license agreement because the Original Patents have expired and the ’275 Patent is invalid and unenforceable; and that Columbia should be permanently enjoined from demanding any further royalties based on the ’275 Patent or on any pending continuations, continuations-in-part, or divisional applications of the Original Patents. Columbia has taken the position that we still owe it royalties under the license agreement on the basis of the ’275 Patent which was issued on September 24, 2002, over two years after the expiration of the Original Patents. In the event that we are unsuccessful in the present litigation, we may be liable for damages suffered by Columbia with respect to withheld royalties and such other relief as Columbia may seek and be granted by the Court. As a result of our assessment of the invalidity of the ’275 Patent, we determined that it was probable that no additional amounts are payable to Columbia.

      Along with most other major pharmaceutical and biotechnology companies, Biogen, Inc. was named as a defendant in a lawsuit filed by each of the County of Suffolk, New York, the County of Westchester, New York, and the County of Rockland, New York. All three cases are pending in the U.S. District Court for the District of Massachusetts. The complaints allege that the defendants overstated the Average Wholesale Price for drugs for which Medicaid provides reimbursement, also referred to as Covered Drugs, marketed and promoted the sale of Covered Drugs to providers based on the providers ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs, provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs, and overcharged Medicaid for illegally inflated Covered Drugs reimbursements. The complaints further allege that the defendants failed to accurately report the “best price” on the Covered Drugs to New York’s Medicaid program. Under Medicaid, pharmaceutical and biotechnology companies agree to pay Medicaid programs a rebate for each product reimbursed by Medicaid. The amount of the rebate is often the difference between the average manufacturers price and the best price reported by companies to the Medicaid program. Plaintiffs claim that they were harmed because they could have allotted the dollars that they wrongfully spent on Medicaid to other public needs. Plaintiffs have brought the actions under the Racketeering Influence and Corrupt Organizations Act (RICO), and for breach of contract, unjust enrichment, unfair trade practices, Medicaid fraud, common law fraud, and violation of each of the federal Medicaid Statute, the New York Social Services Law and the New York Department of Health Regulations. In September 2003, Biogen, Inc. joined other named defendants in filing with the U.S. District Court for the District of Massachusetts a Motion to Dismiss the Amended Suffolk County Complaint. In December 2003, the plaintiffs withdrew the RICO claims from the Suffolk County case. We intend to vigorously defend ourselves against all of the allegations and claims in these lawsuits. As a result, an estimate of any potential loss or range of loss cannot be made at this time.

      On June 25, 2003, prior to the effective date of the merger, a suit was filed in the Superior Court of California, County of San Diego, on behalf of a purported class of Biogen, Inc. stockholders against Biogen, Inc., IDEC Pharmaceuticals Corporation and certain members of Biogen, Inc.’s board of directors alleging, among other things, that the members of Biogen, Inc.’s board of directors breached their fiduciary duties of candor, loyalty, due care, independence, good faith and fair dealing by allegedly tailoring the structural terms of the merger to meet the specific needs of IDEC Pharmaceuticals Corporation rather than attempting to obtain the highest price reasonably available for Biogen, Inc. An agreement in principal to resolve the suit has been reached based upon the disclosure of certain additional information in the joint proxy statement/ prospectus in the registration statement on Form S-4 filed by IDEC Pharmaceuticals Corporation in connection with the merger and the payment of attorneys’ fees in an amount to be determined by the court. We do not expect the settlement and related attorney fees to be material.

      In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.

Critical Accounting Estimates

      The preparation of consolidated financial statements requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and bad debts, marketable securities, inventories, income taxes, impairment for intangible assets and goodwill, research and development, pensions, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition and Accounts Receivable

      SEC Staff Accounting Bulletin No. 101 or SAB 101, superceded in part by SAB 104, provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectibility is reasonably assured, and requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. We believe that our revenue recognition policies are in compliance with SAB 101.

      Revenues from product sales are recognized when product is shipped and title and risk of loss has passed to the customer. Revenues are recorded net of applicable allowances for returns, rebates and other applicable discounts and allowances. The timing of distributor orders and shipments can cause variability in earnings. We prepare our estimates for sales returns and allowances, discounts and rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate. If actual future results vary, we may need to adjust our estimates, which could have an impact on earnings in the period of adjustment. In the past, our estimates based on historical experience have not materially differed from actual results.

      Revenues from unconsolidated joint business arrangement consist of our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech, reimbursement from Genentech of our RITUXAN-related sales force and development expenses and royalties which are paid to Genentech for sales of rituximab outside the U.S. by Roche and Zenyaku. Under the copromotion arrangement, all U.S. sales of RITUXAN and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking U.S. net sales of RITUXAN to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We record our royalty revenue with a one-quarter lag.

      In February 2002, the FASB Emerging Issues Task Force or EITF released EITF Issue No. 01-09 or EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. EITF 01-09 states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. We have various contracts with distributors that provide for discounts and rebates. These contracts are classified as a reduction of revenue. We also maintain select customer service contracts with distributors and other customers in the distribution channel. In accordance with EITF 01-09, we have established the fair value of these contracts and, as provided by EITF 01-09, classified these customer service contracts as sales and marketing expense. If we had concluded that sufficient evidence of the fair value did not exist for these contracts, we would have been required to classify these costs as a reduction of revenue.

      We receive royalty revenues under license agreements with a number of third parties that sell products based on technology developed by us or to which the we have rights. The license agreements provide for the payment of royalties to us based on sales of the licensed product. We record these revenues based on estimates of the sales that occurred during the relevant period. The relevant period estimates of sales are based on interim data provided by licensees and analysis of historical royalties paid to us (adjusted for any changes in facts and circumstances, as appropriate). We maintain regular communication with our licensees in order to gauge the reasonableness of our estimates. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period which they become known, typically the following quarter. Historically, adjustments have not been material based on actual amounts paid by licensees. There are no future performance obligations on our part under these license agreements. Under this policy, revenue can vary due to factors such as resolution of royalty disputes and arbitration.

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could affect future earnings.

Biogen, Inc. Purchase Price Allocation

      The purchase price related to the merger with Biogen, Inc. was allocated to tangible and identifiable intangible assets acquired and liabilities assumed based on the estimated fair market values as of the acquisition date. An independent third party valuation firm was engaged to assist in determining the fair values of in-process research and development, identifiable intangible assets, inventory and certain property, plant and equipment, and in determining the useful lives of such tangible and identifiable intangible assets acquired. Such a valuation requires significant estimates and assumptions including but not limited to: determining the timing and expected costs to complete the in-process projects, determining the product life and term of estimated future cash flows, and developing appropriate costs, expenses, depreciation and amortization assumptions, tax rates, discount rates and probability rates by project. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. These assumptions are based on the best available information that we had at the time. Additionally, certain estimates for the purchase price allocation including inventory and taxes may change as subsequent information becomes available.

Marketable Securities

      As part of our strategic product development efforts, we invest in equity securities of certain biotechnology companies with which we have collaborative agreements. Statement of Financial Accounting Standards or SFAS No. 115 or SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, addresses the accounting for investment in marketable equity securities. As a matter of policy, we determine on a quarterly basis whether any decline in the fair value of a marketable security is temporary or other than temporary. Unrealized gains and losses on marketable securities are included in other comprehensive income in shareholders’ equity, net of related tax effects. If a decline in the fair value of a marketable security below our cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value with a charge to current earnings. The factors that we consider in our assessments include the fair market value of the security, the duration of the security’s decline, prospects for the company, including favorable clinical trial results, new product initiatives and new collaborative agreements. Any future determinations that unrealized losses are other than temporary could have an impact on earnings. In connection with our assessment at December 31, 2003, $2.7 million of unrealized losses related to these marketable securities were determined to be temporary. The fair market value of these marketable securities totaled $27.1 million at December 31, 2003.

      We also invest in equity securities of certain companies whose securities are not publicly traded and fair value is not readily available. These investments are recorded using the cost method of accounting and, as a matter of policy, we monitor these investments in private securities on a quarterly basis, and determine whether any impairment in their value would require a charge to current earnings, based on the implied value from any recent rounds of financing completed by the investee, market prices of comparable public companies, and general market conditions. At December 31, 2003, we included approximately $25.3 million of investments in private securities in other assets. There were no charges to current earnings in 2003, 2002, or 2001 for impairments of these investments. Recognition of impairments for these securities may cause variability in earnings.

Inventory Capitalization

      Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (“FIFO”) method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are expensed as research and development costs when consumed.

      We capitalize inventory costs associated with certain products prior to regulatory approval, based on management’s judgment of probable future commercialization. We could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies. We recognized ZEVALIN antibodies manufactured prior to FDA approval in February 2002 as research and development expenses.

      We write down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual realizable value is less than that estimated by us, additional inventory write-downs may be required. We wrote down $173.9 million of unmarketable inventory during 2003, which was charged to cost of product revenues and consisted of $160.8 million related to AVONEX, $1 million related to AMEVIVE and $12.1 million related to ZEVALIN. AVONEX was written down to net realizable value when it was determined that the inventory did not meet quality specifications. Included in the AVONEX writedown was $149.6 million in fair market value adjustments related to purchase accounting. ZEVALIN was written down to net realizable value due to product expiration.

Income Taxes

      Income tax expense includes a provision for income tax contingencies which we believe is adequate and appropriate.

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

Research and Development Expenses

      Research and development expenses are comprised of costs incurred in performing research and development activities including salaries and benefits, facilities costs, overhead costs, clinical trial and related clinical manufacturing costs, contract services and other outside costs. Research and development costs, including upfront fees and milestones paid to collaborators, are expensed as incurred. The timing of upfront fees and milestone payments in the future may cause variability in future research and development expense. Clinical trial costs include costs associated with contract research organizations, or CROs. The invoicing from CROs for services rendered can lag several months. We accrue the cost of services rendered in connection with CRO activities based on our estimate of management fees, site management and site monitoring costs, and data management costs. We maintain regular communication with our CRO vendors to gauge the reasonableness of our estimates. Differences between actual clinical trial costs and estimated clinical trial costs have not been material and are adjusted for in the period which they become known. Under this policy, research and development expense can vary due to accrual adjustments related to clinical trials.

Contingencies and Litigation

      There has been, and we expect there may be significant litigation in the industry regarding commercial practices, regulatory issues, pricing, and patents and other intellectual property rights. Certain adverse unfavorable rulings or decisions in the future, including in the litigation described under “Legal Matters”, could create variability or have a material adverse effect on our future results of operations and financial position.

New Accounting Standards

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on our financial statements.

      In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The adoption of SFAS 149 is not expected to have a material effect on our financial statements.

      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after December 15, 2004. The adoption of SFAS150 is not expected to have a material effect on our financial statements.

      In June 2003, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 establishes an approach to be used in determining when a revenue arrangement that involves multiple deliverables should be divided into separate units of accounting for revenue recognition purposes, if separation of an arrangement is appropriate, how the arrangement consideration should be allocated to the identified accounting units. This Statement is effective for arrangements entered into or modified after June 30, 2003. The adoption of EITF 00-21 did not have a material effect on our financial statements.

      In December 2003, the FASB issued SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS 132 retains all of the disclosure requirements of the original SFAS 132 and amends APB Opinion No. 28 “Interim Financial Reporting”, to require interim-period disclosure of the components of net periodic pension cost, and if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. This Statement is effective for interim period disclosures beginning after December 15, 2003. We have complied with the disclosure provision of SFAS 132.

      On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued SAB 104, Revenue Recognition, which amends SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial statements.

      EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments was issued in February 2004. EITF 03-01 stipulates disclosure requirements for investments with unrealized losses that have not been recognized as other-than-temporary impairments. The provisions of EITF 03-01 are effective for fiscal years ending after December 15, 2003. We have complied with the disclosure provisions of EITF 03-01.

Use of Non-GAAP Financial Measures

      We use a pro forma gross margin of product sales measure in the “Cost of Sales” section and a pro forma effective tax rate measure in the “Income Tax Provision” section. These are non-GAAP financial measures. The most directly comparable GAAP financial measures of each non-GAAP financial measure as well as the reconciliation between each non-GAAP financial measure and the GAAP financial measure are presented in the discussions of the non-GAAP financial measures. Management believes that the non-GAAP financial measures provide useful information to investors. In particular, management believes that the non-GAAP financial measures allow investors to monitor and evaluate our ongoing operating results and trends and gain a better understanding of our past performance as well as period-to-period performance.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

      See the sections from “Item 1 — Business — Forward Looking Information and Risk Factors that May Affect Future Results” entitled “We are Subject to Market Risk,” “Our Financial Position, Results of Operations and Cash Flows can be Affected by Fluctuations in Foreign Currency Exchange Rates,” and “We are Exposed to Risk of Interest Rate Fluctuations.”

Item 8.	Consolidated Financial Statements and Supplementary Data.

      The information required by this Item 8 is contained on pages F-1 through F-40 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Previously reported.

Item 9A. Controls and Procedures.

      We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal year covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      As a result of the merger with Biogen, Inc. and the relocation of our corporate headquarters to Cambridge, Massachusetts, we made a number of changes in our internal controls over financial reporting during the fourth quarter of 2003 that, in the aggregate, have materially affected our internal control over financial reporting. The changes consisted of adding certain Biogen, Inc. internal controls to our internal controls, combining certain of our internal controls with Biogen, Inc. internal controls and replacing certain of our internal controls with Biogen, Inc. internal controls. The evaluation of the effectiveness of our disclosure controls and procedures described in the first paragraph of this Item 9A by our principal executive officer and principal financial officer included an evaluation of our internal control over financial reporting and they have concluded that our internal controls over financial reporting were adequate and effective as of the end of the period covered by this report.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

      The information concerning our Executive Officers is set forth in Part I of this Form 10-K. The text of our code of business conduct, which includes the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions, is posted on our website, www.biogenidec.com, under the “Corporate Governance” subsection of the “Company” section of the site. Disclosure regarding any amendments to, or waivers from, provisions of our code of business conduct will be included in a Current Report on Form 8-K within five business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of The Nasdaq Stock Market, Inc. Under our corporate governance principles (also posted on www.biogenidec.com), our Board of Directors is not permitted to grant any waiver of the code of ethics for any of our directors or executive officers. We include our web site address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our web site.

      The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections labeled “Proposal 1 — Election of Directors — Information about our Directors” and “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 11.	Executive Compensation.

      The response to this item is incorporated by reference from the discussion responsive thereto in the section labeled “Executive Compensation and Related Information” contained in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The response to this item is incorporated by reference from the discussion responsive thereto in the sections labeled “Stock Ownership” and “Disclosure with Respect to our Equity Compensation Plans” contained in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions.

      The response to this item is incorporated by reference from the discussion responsive thereto in the sections labeled “Proposal 1 — Election of Directors — Information about our Board of Directors and its Committees,” “Executive Compensation and Related Information — Employment Agreements and Change of Control Arrangements” and “Certain Relationships and Related Transactions” contained in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

      The response to this item is incorporated by reference from the discussion responsive thereto in the sections labeled “Proposal 2 — Ratification of the Selection of our Independent Accountants” contained in the Proxy Statement for our 2004 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      a. (1) Consolidated Financial Statements and Schedule:

The Financial Statements required to be filed by Item 8 of this Annual Report on Form 10-K, and filed in this Item 15, are as follows:

Page Number
in this
Financial Statements	Form 10-K

Consolidated Statements of Income	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Cash Flows	F-4
Consolidated Statements of Shareholders’ Equity	F-5
Notes to Consolidated Financial Statements	F-6
Reports of Independent Auditors	F-38

      (2) Financial Statement Schedules

The following financial statement schedule[s] are included in the Annual Report on Form 10-K:

Page Number
in this
Financial Statement Schedule[s]	Form 10-K

Schedule II — Valuation and Qualifying Accounts and Reserves	F-40

      (3) Exhibits:

      The following exhibits are referenced or included in this Form 10-K.

Exhibit
Number	Description

2.1(14)	Agreement and Plan of Merger, dated as of June 20, 2003, by and among us, Bridges Merger Corporation and Biogen, Inc
3.1	Amended and Restated Certificate of Incorporation.
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of May 21, 2001.
3.3	Certificate Increasing the Number of Authorized Shares of Series X Junior Participating Preferred Stock, dated as of July 26, 2001.
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of November 12, 2003.
3.5	Bylaws.
3.6	Amendment to Bylaws, dated as of December 21, 2001.
3.7	Amendment to Bylaws, dated as of November 12, 2003.
4.1	Reference is made to Exhibit 3.1 for a description of the rights, preferences and privileges of our Series A Preferred Stock and Series X Junior Participating Preferred Stock.
4.2	Specimen Common Stock Certificate.
4.3(8)	Indenture dated as of February 16, 1999 between us and Chase Manhattan Bank and Trust Company, National Association, as Trustee.
4.4(5)	Form of Registered Liquid Yield OptionTM Note due 2019.
4.5(11)	Amended and Restated Rights Agreement dated as of July 26, 2001 between us and Mellon Investor Services LLC.

Exhibit
Number	Description

4.6(14)	Amendment No. 1 to Amended and Restated Rights Agreement dated as of June 23, 2003 between us and Mellon Investor Services LLC.
4.7(13)	Indenture dated as of April 29, 2002 between us and JP Morgan Trust Company, N.A., as Trustee.
4.8(13)	Registration Rights Agreement, dated as of April 29, 2002, between us and Merrill Lynch, Pierce, Fenner & Smith Incorporated.
4.9(13)	Form of Liquid Yield OptionTM Note dated April 29, 2002.
10.1(15)*	IDEC Pharmaceuticals Corporation 1988 Stock Option Plan, as amended and restated through February 19, 2003.
10.2(6)	Letter Agreement between the Registrant and Genentech, Inc., dated May 21, 1996.
10.3(2)†	License Agreement between us and Coulter Immunology (now Corixa Corporation), dated May 16, 1991.
10.4(3)	Lease Agreement between us and Torrey Sorrento, Inc., dated July 9, 1992 (the Torreyana Lease).
10.5(15)	IDEC Pharmaceuticals Corporation 1993 Non-Employee Directors Stock Option Plan, as amended and restated through February 19, 2003.
10.6(4)†	Expression Technology Agreement between us and Genentech. Inc., dated March 16, 1995.
10.7(7)	Lease Agreement between us and All Spectrum Services, Inc., dated August 13, 1996 (the Callan Lease).
10.8(1)*	Form of Indemnification Agreement for certain Directors and executive officers of IDEC Pharmaceuticals Corporation.
10.9(8)	Indenture dated as of February 16, 1999 between us and Chase Manhattan Bank and Trust Company, National Association.
10.10(13)	Indenture dated as of April 29, 2002 between us and JP Morgan Trust Company, N.A., as Trustee.
10.11(9)†	Collaboration & License Agreement between us and Schering Aktiengesellschaft, dated June 9, 1999.
10.12(10)†	Isotope Agreement between us and MDS Nordion Inc. as amended by a first amendment on January 21, 2000 and a second amendment on March 16, 2001.
10.13*	Biogen Idec Inc. Voluntary Executive Supplemental Savings Plan (as amended and restated; effective January 1, 2004).
10.14(12)†	Third Amendment to Agreement between MDS Canada Inc., MDS Nordion division, successor to MDS Nordion Inc. and us dated November 12, 2001.
10.15(16)†	Commercial Supply Agreement between us and Baxter Pharmaceutical Solutions LLC dated June 1, 2002.
10.16(17)*	2003 Omnibus Equity Plan.
10.17(17)*	2003 Performance Based Management Incentive Plan.
10.18(21)*	Form of Indemnification Agreement between Biogen, Inc. and certain directors and executive officers.
10.19(20)	Cambridge Center Lease dated October 4, 1982 between Mortimer Zuckerman, Edward H. Linde and David Barrett, as Trustees of Fourteen Cambridge Center Trust, and B. Leasing, Inc.
10.20(22)	First Amendment to Lease dated January 19, 1989, amending Cambridge Center Lease dated October 4, 1982.
10.21(22)	Second Amendment to Lease dated March 8, 1990, amending Cambridge Center Lease dated October 4, 1982.
10.22(22)	Third Amendment to Lease dated September 25, 1991, amending Cambridge Center Lease dated October 4, 1982.

Exhibit
Number	Description

10.23(23)	Fourth Amendment to Lease dated October 6, 1993, amending Cambridge Center Lease dated October 4, 1982.
10.24(23)	Fifth Amendment to Lease dated October 9, 1997, amending Cambridge Center Lease dated October 4, 1982.
10.25(24)	Lease dated October 6, 1993 between North Parcel Limited Partnership and Biogen Idec Realty Limited Partnership.
10.26(25)*	Biogen, Inc. 1985 Non-Qualified Stock Option Plan (as amended and restated through February 7, 2003).
10.27(25)*	Biogen, Inc. 1987 Scientific Board Stock Option Plan (as amended and restated through February 7, 2003).
10.28*	Biogen Idec Inc. Voluntary Board of Directors Savings Plan (as amended and restated; effective January 1, 2004).
10.29*	Biogen Idec Inc. Executive Severance Policy — Senior/ Executive Vice Presidents.
10.30(25)#	ANTEGREN Development and Marketing Collaboration Agreement between us and Elan Pharma International Limited, dated August 15, 2000.
10.31(18)*	Employment Agreement between us and James C Mullen, dated June 20, 2003.
10.32(18)*	Employment Agreement between us and William R Rastetter, Ph.D., dated June 20, 2003.
10.33(19)†	Amended and Restated Collaboration Agreement between us and Genentech, Inc., dated June 19, 2003.
10.34	Fourth Amendment to Agreement between us, MDS (Canada) Inc., MDS Nordion division, successor to MDS Nordion Inc., dated June 10, 2003.
10.35##	Fifth Amendment to Agreement between us, MDS (Canada) Inc., MDS Nordion division, successor to MDS Nordion Inc., dated December 17, 2003.
10.36	First Amendment to Lease dated October 1, 1999, amending Callan Lease Agreement dated August 13, 1996.
10.37	Second Amendment to Lease dated June 16, 2000, amending Callan Lease Agreement dated August 13, 1996.
10.38	Third Amendment to Lease dated October 13, 2000, amending Callan Lease Agreement dated August 13, 1996.
10.39	First Amendment to Lease dated November 9, 1992, amending Torreyana Lease Agreement July 9, 1992.
10.40	Lease Amendment dated December 30, 1994, amending Torreyana Lease Agreement dated July 9, 1992.
10.41	Lease Agreement between us and ARE-10933 North Torrey Pines, LLC (Science Park Lease), dated June 24, 1999.
10.42	First Amendment to Lease dated September 12, 2000, amending Science Park Lease Agreement June 24, 1999.
10.43	Second Amendment to Lease dated November 1, 2000, amending Science Park Lease Agreement dated June 24, 1999.
10.44	Single-Tenant Fully-Net Lease Agreement between us and 10996 Torreyana Road, L.P. dated January 17, 2002.
10.45*	Form of letter agreement regarding employment arrangement between us and our Chief Operating Officer and all of our Executive Vice Presidents.
10.46(26)	Letter agreement regarding employment arrangement of Peter N. Kellogg, dated June 21, 2000.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries.
23.1	Consent of PricewaterhouseCoopers LLP.

Exhibit
Number	Description

23.2	Consent of KPMG LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reference to “our” in these cross-references mean filings made by Biogen Idec and filings made by IDEC Pharmaceuticals Corporation prior to the merger with Biogen, Inc..

*	Management contract or compensatory plan or arrangement.

  †      Confidential Treatment has been granted with respect to portions of this agreement.

#	Confidential Treatment was granted to Biogen, Inc. with respect to portions of this agreement, and it has been requested on behalf of Biogen Idec Inc.

##	Confidential Treatment has been requested with respect to portions of this agreement.

  TM      Trademark of Merrill Lynch & Co., Inc.

(1)	Incorporated by reference from an exhibit filed with our Registration Statement on Form 8-B filed on June 2, 1997.

(2)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1, File No. 33-40756.

(3)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 1992.

(4)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(5)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-3/A, File No. 333-85339, filed on November 10, 1999.

(6)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K, filed on June 6, 1996.

(7)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(8)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(9)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(10)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(11)	Incorporated by reference from an exhibit filed with our Registration Statement on Form 8-A, File No. 333-37128, dated July 27, 2001.

(12)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(13)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(14)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on June 23, 2003.

(15)	Incorporated by reference from an appendix filed with our Definitive Proxy Statement on Schedule 14A filed on April 11, 2003.

(16)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2002.

(17)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on November 12, 2003.

(18)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-4, File No. 333-107098 filed with the SEC on July 16, 2003.

(19)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on July 31, 2003.

(20)	Incorporated by reference from an exhibit filed with Biogen’s Registration Statement on Form S-1, File No. 2-81689.

(21)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-12042.

(22)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-12042.

(23)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-12042.

(24)	Incorporated by reference from an exhibits filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1993, File No. 0-12042.

(25)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-12042.

(26)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-12042.

      b. Reports on Form 8-K.

(1)	On October 3, 2003, we filed a Current Report on Form 8-K/ A (Item 5) solely for the purpose of re-filing the redacted amended and restated collaboration agreement dated as of June 19, 2003 between us and Genentech, Inc.

(2)	On October 14, 2003, we furnished a Current Report on Form 8-K to furnish a press release under Item 9 and Item 12 of Form 8-K that included non-GAAP financial measures for completed fiscal periods.

(3)	On November 12, 2003, we filed a Current Report on Form 8-K (Item 2) to report that Bridges Merger Corporation, or merger sub, our wholly owned subsidiary, was merged with and into Biogen, Inc. with Biogen, Inc. continuing as the surviving corporation and our wholly owned subsidiary, and that we filed an amendment to our certificate of incorporation to change our name to Biogen Idec Inc. The merger and name change were made pursuant to an Agreement and Plan of Merger, dated as of June 20, 2003, by and among us, merger sub and Biogen, Inc., or the Merger Agreement. In addition, we disclosed under Item 2 of Form 8-K that, at our special meeting of stockholders held on November 12, 2003, the issuance of our common stock under the Merger Agreement and our name change were approved by our stockholders.

We also reported under Item 5 that our stockholders approved the following proposals at the special meeting: (a) an amendment to our certificate of incorporation to increase the number of our authorized shares of common stock from 500,000,000 to 1,000,000,000; (b) a new equity incentive plan entitled the 2003 Omnibus Equity Plan; and (c) a new performance based management incentive plan entitled the Performance Based Management Incentive Plan.

We also filed under Item 7(a) the requisite financial statements of Biogen, Inc. as an acquired business and our intention to file under Item 7(b) our pro forma financial information giving effect to the Merger as a purchase of Biogen, Inc. by us by amendment within 60 days after the date that the Current Report on Form 8-K was required to have been filed.

(4)	We filed Current Reports on Form 8-K and Form 8-K/ A (Item 4) on November 21, 2003 and November 25, 2003, respectively, reporting that upon the recommendation of our finance and audit committee, our board of directors approved the appointment of PricewaterhouseCoopers LLP as our independent accountant and dismissed KPMG LLP as our independent accountant.

(5)	On November 25, 2003, we filed a Current Report on Form 8-K (Item 5) reporting that William Rohn, our chief operating officer, extended his nondiscretionary Rule 10b5-1 sales plan.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN IDEC INC.

By:	/s/ JAMES C. MULLEN

James C. Mullen
Chief Executive Officer and President

Date:	March 9, 2004

      Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ JAMES C. MULLEN James C. Mullen	Director, Chief Executive Officer and President (Principal Executive Officer)	March 9, 2004

/s/ WILLIAM H. RASTETTER, PH.D. William H. Rastetter, Ph.D.	Executive Chairman	March 9, 2004

/s/ PETER N. KELLOGG Peter N. Kellogg	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2004

/s/ ALAN BELZER Alan Belzer	Director	March 9, 2004

/s/ LAWRENCE C. BEST Lawrence C. Best	Director	March 9, 2004

/s/ ALAN B. GLASSBERG, M.D. Alan B. Glassberg, M.D.	Director	March 9, 2004

/s/ MARY L. GOOD, PH.D. Mary L. Good, Ph.D.	Director	March 9, 2004

/s/ THOMAS F. KELLER, PH.D. Thomas F. Keller, Ph.D.	Director	March 9, 2004

/s/ ROBERT W. PANGIA Robert W. Pangia	Director	March 9, 2004

/s/ BRUCE R. ROSS Bruce R. Ross	Director	March 9, 2004

/s/ PHILLIP A. SHARP, PH.D. Phillip A. Sharp, Ph.D.	Director	March 9, 2004

/s/ LYNN SCHENK Lynn Schenk	Director	March 9, 2004

/s/ WILLIAM D. YOUNG William D. Young	Director	March 9, 2004

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands, except per share amounts)
Revenues:
Product	$171,561	$13,711	$—
Revenue from unconsolidated joint business	493,049	385,809	251,428
Royalties	12,010	—	—
Corporate partner	2,563	4,702	21,249

Total revenues	679,183	404,222	272,677

Costs and expenses:
Cost of product revenues	283,813	1,457	—
Cost of royalty revenues	926	—	—
Research and development	233,337	100,868	90,458
Selling, general & administrative	174,596	88,021	51,082
Acquisition of in-process research and development	823,000	—	—
Amortization of acquired intangible assets	33,180	—	—

Total costs and expenses	1,548,852	190,346	141,540

Income (loss) from operations	(869,669)	213,876	131,137
Other income (expense), net	(10,955)	17,646	30,467

Income (loss) before income taxes (benefit)	(880,624)	231,522	161,604
Income taxes (benefit)	(5,527)	83,432	59,945

Net Income (Loss)	$(875,097)	$148,090	$101,659

Basic earnings (loss) per share	$(4.92)	$0.97	$0.67

Diluted earnings (loss) per share	$(4.92)	$0.85	$0.59

Shares used in calculating:
Basic earnings (loss) per share	177,982	153,086	150,756

Diluted earnings (loss) per share	177,982	179,634	181,481

See accompanying notes to consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,

	2003	2002

	(In thousands, except share
	amounts)
ASSETS
Current assets
Cash and cash equivalents	$314,850	$350,129
Marketable securities available-for-sale	521,109	437,645
Accounts receivable, less allowance for doubtful accounts of $2,074 and $732, respectively	198,524	4,920
Due from unconsolidated joint business	117,342	100,288
Deferred tax assets	123,945	27,675
Inventory	496,349	33,665
Other current assets	66,545	23,288

Total current assets	1,838,664	977,610

Marketable securities available-for-sale	1,502,327	660,091
Property and equipment, net	1,252,783	264,537
Intangible assets, net	3,638,812	9,280
Goodwill	1,151,066	—
Deferred tax assets	—	85,197
Restricted cash	—	22,500
Investments and other assets	120,293	40,474

	$9,503,945	$2,059,689

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$63,364	$3,886
Deferred revenue	7,155	732
Current taxes payable	94,176	—
Accrued expenses and other	240,130	51,607

Total current liabilities	404,825	56,225

Notes payable	887,270	866,205
Long-term deferred tax liability	1,108,318	—
Other long-term liabilities	50,204	27,569
Commitments and contingencies	—	—
Shareholders’ equity
Convertible preferred stock, par value $0.001 per share (8,221 shares authorized; 8,221 shares and 36,214 shares issued and outstanding at December 31, 2003 and 2002, respectively; $551 and $5,875 liquidation value at December 31, 2003 and 2002, respectively)	—	—
Common stock, par value $0.0005 per share (1,000,000 shares authorized; 330,410 shares and 154,391 shares issued and outstanding at December 31, 2003 and 2002, respectively)	166	78
Additional paid-in capital	7,801,170	977,672
Accumulated other comprehensive income	1,054	3,764
Deferred stock-based compensation	(2,141)	—
(Accumulated deficit) retained earnings	(611,921)	263,176

	7,188,328	1,244,690
Less treasury stock, at cost; 2,209 shares at December 31, 2003 and 2002	135,000	135,000

Total shareholders’ equity	7,053,328	1,109,690

	$9,503,945	$2,059,689

See accompanying notes to consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash Flows from Operating Activities
Net Income (Loss)	$(875,097)	$148,090	$101,659
Adjustments to reconcile net income (loss) to net cash provided from operating activities
Write-off of acquired in-process research and development	823,000	—	—
Depreciation and amortization	61,308	10,156	6,306
Non-cash interest expense	41,226	26,905	7,284
Deferred income taxes and tax benefit from stock options	(3,894)	74,415	60,431
Realized gain on sale of marketable securities available-for-sale	(2,153)	(2,779)	(1,726)
Writedown of inventory to net realizable value	173,896	—	—
Impact of inventory step-up	79,097	—	—
Other	2,643	1,665	101
Changes in, net of assets and liabilities acquired:
Accounts receivable	22,618	(3,927)	704
Due from unconsolidated joint business	(17,054)	(32,637)	(25,898)
Inventory	(8,720)	(33,141)	—
Other current and other assets	(35,076)	(27,434)	(1,622)
Restricted cash	22,500	(17,498)	(5,002)
Accrued expenses and other current liabilities	(40,029)	24,648	12,116
Deferred revenue	2,700	(1,575)	(687)
Other long-term liabilities	(27,752)	12,333	648

Net cash flows from operating activities	219,213	179,221	154,314

Cash Flows from Investing Activities
Cash received from acquisition of Biogen, Inc., net of cash paid	136,793	—	—
Purchases of marketable securities available-for-sale	(1,233,251)	(1,501,404)	(670,892)
Proceeds from sales of marketable securities available-for-sale	585,460	544,139	227,293
Proceeds from maturities of marketable securities available-for-sale	533,315	297,086	354,759
Acquisitions of property and equipment, net	(301,248)	(165,904)	(67,380)
Increase in investments and other assets	—	(13,071)	(500)

Net cash flows from investing activities	(278,931)	(839,154)	(156,720)

Cash Flows from Financing Activities
Proceeds from issuance of notes payable, net	—	696,004	—
Repayments on notes payable	—	—	(743)
Purchases of treasury stock	—	(135,000)	—
Issuance of common stock and option exercises	24,439	23,059	28,096
Other	—	—	—

Net cash flows from financing activities	24,439	584,063	27,353

Net increase (decrease) in cash and cash equivalents	(35,279)	(75,870)	24,947
Cash and cash equivalents, beginning of the year	350,129	425,999	401,052

Cash and cash equivalents, end of the year	$314,850	$350,129	$425,999

Supplemental Cash Flow Data
Cash paid during the year for:
Interest	$—	$—	$21
Income taxes	$41,249	$356	$152

For information associated with assets and liabilities assumed in the merger with Biogen, Inc., see Note 2.

See accompanying notes to consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Convertible					Accumulated
	Preferred Stock		Common Stock		Additional	Other	Deferred			Total
					Paid-in	Comprehensive	Stock	Retained	Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Compensation	Earnings	Stock	Equity

	(In thousands)
Balance, December 31, 2000	153	$—	146,866	$73	$680,602	$517	$—	$13,427	$—	$694,619

Comprehensive income:
Net income								101,659		101,659
Unrealized gains (losses) on securities available for sale, net of tax of $359						568				568

Total comprehensive income										102,227

Issuance of common stock under stock option and stock purchase plans, net			4,315	2	28,093					28,095
Issuance of common stock from conversion of series A-1 and A-6 convertible preferred stock	(105)		1,594	1						1
Tax benefit from stock option and stock purchase plan					131,537					131,537

Balance, December 31, 2001	48	—	152,775	76	840,232	1,085	—	115,086	—	956,479

Comprehensive income:
Net income								148,090		148,090
Unrealized gains (losses) on securities available for sale, net of tax of $1,945						2,679				2,679

Total comprehensive income										150,769

Issuance of common stock under stock option and stock purchase plans, net			3,112	2	23,057					23,059
Issuance of common stock from conversion of series A-2 convertible preferred stock	(12)		708
Issuance of common stock from conversion of notes payable due 2019			5		46					46
Repurchase of common stock for treasury, at cost			(2,209)						(135,000)	(135,000)
Tax benefit from stock option and stock purchase plan					114,337					114,337

Balance, December 31, 2002	36	—	154,391	78	977,672	3,764	—	263,176	(135,000)	1,109,690

Comprehensive income:
Net loss								(875,097)		(875,097)
Unrealized gains (losses) on securities available for sale, net of tax of $1,408						(1,262)				(1,262)
Unrealized losses on foreign currency forward contracts, net of tax of $1,862						(3,268)				(3,268)
Translation adjustment, net of tax of $823						1,820				1,820

Total comprehensive income										(877,807)

Issuance of common stock under stock option and stock purchase plans, net			2,401	1	24,438					24,439
Issuance of common stock and assumption of stock options related to merger with Biogen, Inc			171,938	86	6,775,652					6,775,738
Issuance of common stock from conversion of series A-2 and A-3 convertible preferred stock	(28)		1,680	1	(1)					—
Deferred stock-based compensation related to unvested Biogen, Inc. options assumed in the merger, net of amortization of $120							(2,141)			(2,141)
Compensation expense related to stock options					36					36
Tax benefit from stock option and stock purchase plan					23,373					23,373

Balance, December 31, 2003	8	$—	330,410	$166	$7,801,170	$1,054	$(2,141)	$(611,921)	$(135,000)	$7,053,328

See accompanying notes to consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Overview

      On November 12, 2003, IDEC Pharmaceuticals Corporation and Biogen, Inc. entered into a merger transaction resulting in Biogen, Inc. becoming a wholly owned subsidiary of IDEC Pharmaceuticals Corporation. The business combination was treated as an acquisition of Biogen, Inc. by IDEC Pharmaceuticals Corporation for accounting purposes. In connection with the merger, IDEC Pharmaceuticals Corporation changed its name to Biogen Idec Inc. Biogen Idec’s primary focus is to create new standards of care in oncology and immunology.

      We currently have four commercial products: AVONEX (interferon beta-1a) for the treatment of relapsing multiple sclerosis, or MS; RITUXAN (rituximab) and ZEVALIN (ibritumomab tiuxetan), both of which treat certain B-cell non-Hodgkin’s lymphomas, or B-cell NHLs; and AMEVIVE (alefacept) for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. We also receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control and for sales of RITUXAN outside the U.S. through our collaborator Genentech. In addition, we have a pipeline of development stage products and a number of research programs in our core therapeutic areas and in other areas of interest.

Principles of Consolidation

      The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. On November 12, 2003, we completed our merger with Biogen, Inc. and changed our name to Biogen Idec Inc. (see Note 2, Merger of IDEC Pharmaceuticals Corporation and Biogen, Inc.). Our results of operations for the year-ended December 31, 2003 include the results of operations of Biogen, Inc. from November 13, 2003 through December 31, 2003.

Use of Estimates

      The preparation of consolidated financial statements requires our management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, marketable securities, derivatives and hedging activities, inventories, patents, impairment of intangible assets and goodwill, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets and investments, research and development, loans, pensions, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Translation of Foreign Currencies

      The functional currency for most of our foreign subsidiaries is the local currency. Assets and liabilities are translated at current rates of exchange. Income and expense items are translated at the average exchange rates for the year. Adjustments resulting from the translation of the financial statements of our foreign operations into U.S. dollars are excluded from the determination of net income and are accumulated in a separate component of shareholders’ equity. The U.S. dollar is the functional currency for certain foreign subsidiaries. Our subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets. Foreign exchange transaction gains and losses are included in the results of operations in other income (expense), net. We had foreign exchange gains totaling $1.3 million in 2003.

Cash and Cash Equivalents

      We consider only those investments, which are highly liquid, readily convertible to cash and which mature within three months from date of purchase to be cash equivalents.

Fair Value of Financial Instruments

      The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, due from unconsolidated joint business, other current assets, accounts payable, and accrued expenses and other, approximate fair value due to their short-term maturities. Our marketable securities available-for-sale are carried at fair value based on quoted market prices. The fair values of our foreign currency forward contracts are based on quoted market prices or pricing models using current market rates.

Inventories

      Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (“FIFO”) method. Included in inventory are raw materials used in the production of pre-clinical and clinical products which are expensed as research and development costs when consumed.

      The components of inventories for the periods ending December 31 are as follows:

	2003	2002

	(In thousands)
Raw materials	$36,247	$2,911
Work in process	443,666	30,582
Finished goods	16,436	172

	$496,349	$33,665

      The inventory as of December 31, 2002 consisted primarily of ZEVALIN inventory, while the inventory as of December 31, 2003 consisted of inventory for AVONEX, AMEVIVE and ZEVALIN.

      We periodically review our inventories for excess or obsolete inventory and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual realizable value is less than that estimated by us, additional inventory write-downs may be required. We wrote down $173.9 million of unmarketable inventory during 2003, which was charged to cost of product revenues and consisted of $160.8 million related to AVONEX, $1 million related to AMEVIVE and $12.1 million related to ZEVALIN. AVONEX was written down to net realizable value when it was determined that the inventory did not meet quality specifications. Included in the AVONEX writedown was $149.6 million in fair market value adjustments related to purchase accounting. ZEVALIN was written down to net realizable value due to product expiration. We did not have any material writedowns of inventory for the years ended December 31, 2002 or 2001. Pre-launch production of ZEVALIN antibodies manufactured prior to FDA approval in February 2002 were recognized as research and development expenses.

Marketable Securities

      We invest our excess cash balances in short-term and long-term marketable securities, principally corporate notes and government securities. At December 31, 2003, substantially all of our securities were

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classified as “available-for-sale”. All available-for-sale securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive income in shareholders’ equity, net of related tax effects. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other income (expense). The cost of available-for-sale securities sold is based on the specific identification method. We have the ability and intent to hold securities with maturities greater than one year. We have established guidelines that maintain safety and provide adequate liquidity in our available-for-sale portfolio. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

      As part of our strategic product development efforts, we invest in equity securities of certain biotechnology companies with which we have collaborative agreements. As a matter of policy, we determine on a quarterly basis whether any decline in the fair value of a marketable security is temporary or other than temporary. Unrealized gains and losses on marketable securities are included in other comprehensive income in shareholders’ equity, net of related tax effects. If a decline in the fair value of a marketable security below our cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value with a charge to current earnings. The factors that we consider in our assessments include the fair market value of the common stock, the duration of the stock’s decline, prospects for favorable clinical trial results, new product initiatives and new collaborative agreements.

      We also invest in equity securities of certain companies whose securities are not publicly traded and fair value is not readily available. These investments are recorded using the cost method of accounting and are adjusted only for other-than-temporary declines in fair value, distributions of earning and additional investments. As a matter of policy, we monitor these investments in private securities on a quarterly basis and determine whether any impairment in their value would require a charge to current earnings, based on the implied value from any recent rounds of financing completed by the investee, market prices of comparable public companies, and general market conditions.

Property and Equipment

      Property and equipment are carried at cost, subject to review of impairment for significant assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful life or the term of the respective lease. Maintenance costs are expensed as incurred. Buildings and building components are depreciated over estimated useful lives ranging from 15 to 40 years, machinery and equipment from 5 to 15 years, and furniture and fixtures 7 years. We capitalize certain incremental costs associated with the validation effort required for licensing by the FDA of manufacturing equipment for the production of a commercially approved drug. These costs include primarily direct labor and material and are incurred in preparing the equipment for its intended use. The validation costs are amortized over the life of the related equipment.

Intangible Assets and Goodwill

      In connection with our merger with Biogen, Inc. (see Note 2), we recorded intangible assets related to patents, trademarks, and core technology as part of the purchase price. These intangible assets were recorded at fair value and at December 31, 2003 net of accumulated amortization. Intangible assets related to patents and core technology are amortized over their estimated useful lives, ranging from 12 to 21 years. These amortization costs are included in “amortization of acquired intangible assets” in the accompanying consolidated statements of income. Intangible assets related to trademarks have indefinite lives, and as a result are not amortized, but are subject to review for impairment.

      Goodwill associated with the merger with Biogen, Inc. represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for by the

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase method of accounting. Goodwill is not amortized, but rather subject to periodic review for impairment. Goodwill will be reviewed at least annually and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable.

      As of December 31, 2003, intangible assets and goodwill related to the merger, net of accumulated amortization, as follows (amounts in thousands):

			Accumulated
	Estimated Life	Fair Value	Amortization

Out-licensed patents	12 years	$578,000	$6,422
Core/developed technology	15-21 years	3,022,000	26,758
Trademarks & tradenames	Indefinite	64,000	—

Total		$3,664,000	$33,180

Goodwill	Indefinite	$1,151,066	—

      Amortization on intangible assets will approximate $249 million for each of the next five years.

Impairment of Long-Lived Assets

      Long-lived assets to be held and used, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell.

Loans

      In connection with certain of our research collaborations, we have extended loans or made loan commitments to collaborators. On a quarterly basis, the loans are monitored for potential impairment, based on the probability of the collection of the full amount due under the loan according to each loan’s terms. If it is determined that it is not probable that we will be able to collect all interest and principal due, we will recognize a corresponding impairment charge to current earnings.

Derivatives and Hedging Activities

      Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, (“SFAS 133”) requires that all derivatives be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We assess, both at its inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We also assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings to the extent significant. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in current earnings.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

      Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, (“SFAS 130”), requires us to display comprehensive income and its components as part of our full set of financial statements. Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments, net of tax.

Segment Information

      Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information”, (“SFAS 131”) establishes standards for reporting information on operating segments in interim and annual financial statements. We operate in one segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care. Our chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment.

Revenue Recognition and Accounts Receivable

      SEC Staff Accounting Bulletin No. 101 (“SAB 101”), superceded in part by SAB 104, provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 101 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectibility is reasonably assured, and requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. We believe that our revenue recognition policies are in compliance with SAB 101.

      Prior to 2003, our product sales consisted solely of sales of ZEVALIN, our radioimmunotherapy product which was approved by the FDA for the treatment of certain B-cell NHLs, in February 2002. We have retained all United States marketing and distribution rights to ZEVALIN and have granted marketing and distribution rights outside the United States to Schering AG. As a result of our merger with Biogen, Inc., our product sales include sales of AVONEX and AMEVIVE for the period November 13, 2003 through December 31, 2003.

      Revenues from product sales are recognized when product is shipped and title and risk of loss has passed to the customer. Revenues are recorded net of applicable allowances for returns, rebates and other applicable discounts and allowances. We prepare our estimates for sales returns and allowances, discounts and rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate.

      Revenues from unconsolidated joint business arrangement consist of our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech, reimbursement from Genentech of our RITUXAN-related sales force and development expenses and royalties which are paid to Genentech for sales of rituximab outside the United States by Roche and Zenyaku. Under the copromotion arrangement, all U.S. sales of RITUXAN and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking U.S. net sales of RITUXAN to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We record our Roche royalty revenue with a one-quarter lag.

      In February 2002, the FASB Emerging Issues Task Force (“EITF”) released EITF Issue No. 01-09 (“EITF 01-09”), “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. EITF 01-09 states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. We have various contracts with distributors that provide for discounts and rebates. These contracts are classified as a reduction of revenue. We also maintain select customer service contracts with distributors and other customers in the distribution channel. In accordance with EITF 01-09, we have established the fair value of these contracts and, as provided by EITF 01-09, classified these customer service contracts as sales and marketing expense. If we had concluded that sufficient evidence of the fair value did not exist for these contracts, we would have been required to classify these costs as a reduction of revenue.

      We receive royalty revenues under license agreements with a number of third parties that sell products based on technology we have developed or to which we have rights. The license agreements provide for the payment of royalties to us based on sales of the licensed product. We record these revenues based on estimates of the sales that occurred during the relevant period. The relevant period estimates of sales are based on interim data provided by licensees and analysis of historical royalties we have been paid (adjusted for any changes in facts and circumstances, as appropriate). We maintain regular communication with our licensees in order to gauge the reasonableness of our estimates. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period which they become known, typically the following quarter. Historically, adjustments have not been material based on actual amounts paid by licensees. There are no future performance obligations on our part under these license agreements. To the extent we do not have sufficient ability to accurately estimate revenue, we record it on a cash basis.

Research and Development Expenses

      Research and development expenses are comprised of costs incurred in performing research and development activities including salaries and benefits, facilities costs, overhead costs, clinical trial and related clinical manufacturing costs, contract services and other outside costs. Research and development costs, including upfront fees and milestones paid to collaborators, are expensed as incurred. We have entered into certain research agreements in which we share costs with our collaborator. We have entered into other collaborations where we are reimbursed for work performed by our collaborative partners. We record these costs as research and development expenses. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments by the collaborator for their share of the development effort as a reduction of research and development expense. If the arrangement is a reimbursement of research and development costs, we record the reimbursement as corporate partner revenue.

Reclassification

      Certain reclassifications of prior years amounts have been made to conform with current year presentation.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share

      We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, net income is adjusted for the after-tax amount of interest associated with convertible debt, and the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and other convertible securities.

      Shares used in calculating basic and diluted earnings per share for the periods ending December 31, are as follows:

	2003	2002	2001

	(In thousands)
Numerator:
Net income (loss)	$(875,097)	$148,090	$101,659
Adjustment for interest, net of interest capitalized, net of tax	—	4,926	4,588

Net income (loss) used in calculating diluted earnings (loss) per share	$(875,097)	$153,016	$106,247

Denominator:
Weighted average number of common shares outstanding	177,982	153,086	150,756
Effect of dilutive securities:
Stock options	—	9,783	13,422
Convertible preferred stock	—	2,829	3,364
Convertible promissory notes due 2019	—	13,936	13,939

Dilutive potential common shares	—	26,548	30,725

Shares used in calculating diluted earnings (loss) per share	177,982	179,634	181,481

      The effect of dilutive securities were excluded from the calculation of diluted earnings per share for the year ended December 31, 2003 because their effect was antidilutive as a result of the net loss. The dilutive potential common shares that would have been included at December 31, 2003 if we had net income would include 7.1 million shares of stock options, 2.2 million shares of common stock from the assumed conversion of our convertible preferred stock, 13.9 million shares of common stock from the assumed conversion of our 20-year subordinated convertible promissory notes due 2019, and 8.7 million shares of common stock from the assumed conversion of our 30-year senior convertible promissory notes due 2032. Excluded from the calculation of diluted earnings per share for the year ended December 31, 2002 were 5.9 million shares of common stock from the assumed conversion of our 30-year senior convertible promissory notes due 2032 and options to acquire 5.4 million shares of common stock because their effect was antidilutive. Excluded from the calculation of diluted earnings per share for the year ended December 31, 2001 were options to acquire 2.5 million shares of common stock because their effect was antidilutive.

Accounting for Stock Based Compensation

      We have several stock-based compensation plans which are described more fully in Note 12. We apply APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for our plans and apply Statement of Financial Accounting Standards No. 123 “Accounting for Stock Issued to Employees”

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“SFAS 123”) for disclosure purposes only. The SFAS 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations.

      If compensation cost for our 2003, 2002 and 2001 grants under the stock-based compensation plans, including costs related to prior years grants, had been determined based on SFAS 123, our pro forma net income, and pro forma earnings per share for the years ending December 31, would have been as follows:

	2003	2002	2001

	(In thousands, except per share data)
Reported net income (loss)	$(875,097)	$148,090	$101,659
Pro forma stock compensation expense, net of tax	51,850	54,662	40,309

Pro forma net income (loss)	$(926,947)	$93,428	$61,350

Reported basic earnings (loss) per share	$(4.92)	$0.97	$0.67

Pro forma basic earnings (loss) per share	$(5.21)	$0.61	$0.41

Reported diluted earnings (loss) per share	$(4.92)	$0.85	$0.59

Pro forma diluted earnings (loss) per share	$(5.21)	$0.54	$0.36

      The fair value of each option granted under our stock option plans and each purchase right granted under our employee stock purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Option Grants

	2003	2002	2001

Expected dividend yield	0%	0%	0%
Expected stock price volatility	41%	48%	50%
Risk-free interest rate	2.8%	2.7%	4.1%
Expected option life in years	5.8	5.8	5.9
Per share grant date fair value	$16.41	$28.90	$29.10

	Purchase Rights

	2003	2002	2001

Expected dividend yield	0%	0%	0%
Expected stock price volatility	48%	48%	50%
Risk-free interest rate	1.3%	1.0%	5.0%
Expected option term in years	0.13 – 2.0	0.3 – 2.0	0.3 – 2.0
Per share grant date fair value	$21.46	$19.73	$16.52

      The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 did not apply to awards prior to 1995, and additional awards in future years are anticipated.

2.	Merger of IDEC Pharmaceuticals Corporation and Biogen, Inc.

      On November 12, 2003, IDEC Pharmaceuticals Corporation and Biogen, Inc. entered into a merger transaction resulting in Biogen, Inc. becoming a wholly owned subsidiary of IDEC Pharmaceuticals Corporation. The business combination was treated as an acquisition of Biogen, Inc. by IDEC Pharmaceuti-

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cals Corporation for accounting purposes. In connection with the merger, IDEC Pharmaceuticals Corporation changed its name to Biogen Idec Inc. Biogen Idec’s primary focus is to create new standards of care in oncology and immunology.

      As a result of the merger, Biogen, Inc. stockholders received 1.15 shares of Biogen Idec common stock for each share of Biogen, Inc. common stock. As a result, Biogen Idec issued approximately 171.9 million shares at a fair value of approximately $6.48 billion. In addition, options to purchase Biogen, Inc. common stock outstanding at November 12, 2003 were assumed by Biogen Idec and converted into options to purchase approximately 20.7 million shares of Biogen Idec common stock at a fair value of approximately $295 million. We paid approximately $19.8 million in fees for banking, legal, accounting and tax related services related to the merger. Merger related fees paid by Biogen, Inc. prior to completion of the merger are not included in this amount as they were expensed as incurred. The total merger purchase price was approximately $6.8 billion. The merger qualifies as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

Purchase price

      The purchase price is as follows (table in thousands):

Fair value of Biogen Idec common stock	$6,480,339
Fair value of replacement stock options	295,399
Cash paid for fractional shares	27
Acquisition related costs	19,833

Total purchase price	$6,795,598

      The fair value of Biogen Idec’s shares used in determining the purchase price was $37.69 per share based on the average of the closing price of IDEC Pharmaceuticals Corporation’s common stock for the period two days before through two days after the announcement of the merger on June 23, 2003. The fair value of Biogen Idec’s stock options issued was determined using the Black-Scholes option pricing model with the following assumptions: stock price of $37.69, which is the value ascribed to Biogen Idec shares in determining the purchase price; volatility of 40%; risk-free interest rate of 1.8%; and an expected life of 4.0 years.

Purchase price allocation

      The estimated purchase price has been allocated to the acquired tangible and intangible assets and liabilities based on their estimated fair values as of November 12, 2003, the date that the merger was consummated (table in thousands):

Inventory	$706,957
Accounts receivable	216,221
Property, plant and equipment	713,719
Acquired identifiable intangible assets	3,664,000
Goodwill	1,151,066
In-process research and development	823,000
Deferred stock-based compensation	2,261
Other current and long-term assets	1,106,112
Assumed liabilities	(424,648)
Increase benefit plan liability to fair value	(26,650)
Deferred tax liabilities arising from fair value adjustments	(1,136,440)

Total purchase price	$6,795,598

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The allocation of the purchase price was based, in part, on a third-party valuation of the fair value of in-process research and development, identifiable intangible assets, and certain property, plant and equipment. The excess of the purchase price over the fair value of assets and liabilities acquired is allocated to goodwill. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions. These assumptions are based on the best available information that we had at the time. Additionally, certain estimates for the purchase price allocation including inventory and taxes may change as subsequent information becomes available.

Identifiable intangible assets

      The amount allocated to acquired identifiable intangible assets has been attributed to the following categories (table in thousands):

Patents	$578,000
Trademarks	64,000
Core Technology	3,022,000

$3,664,000

      The estimated fair value attributed to core technology, which relates to Biogen, Inc.’s existing FDA-approved products, was determined based on a discounted forecast of the estimated net future cash flows to be generated from the technology. The estimated fair value attributed to core technology will be amortized over 15 to 21 years which is the estimated period over which cash flows will be generated from the technology.

      The estimated fair value attributed to patents represents only those patents from which Biogen, Inc. derives cash flows through contractual third-party out-licensing activity and not patents related to Biogen, Inc.’s current product portfolio or in-process research projects. The estimated fair value was determined based on a discounted forecast of the estimated net future cash flows to be generated from the patents. The estimated fair value attributed to patents will be amortized over 12 years which is the estimated period over which cash flows will be generated from the patents.

      The amount allocated to in-process research and development represents an estimate of the fair value of purchased in-process technology for research projects that, as of the date of the merger, had not reached technological feasibility and have no alternative future use. Only those research projects that had advanced to a stage of development where management believed reasonable net future cash flow forecasts could be prepared and a reasonable likelihood of technical success existed were included in the estimated fair value. Accordingly, the in-process research and development primarily represents the estimated fair value of ANTEGREN, currently in Phase III development for Crohn’s disease and multiple sclerosis. The estimated fair value of the in-process research and development was determined based on a discounted forecast of the estimated net future cash flows for each project, adjusted for the estimated probability of technical success and FDA approval for each research project. In-process research and development was expensed immediately following consummation of the merger.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma results of operations (unaudited)

      The following unaudited pro forma information presents a summary of the historical consolidated statements of income of IDEC Pharmaceuticals Corporation and Biogen, Inc. for the years ended December 31, 2003 and 2002, giving effect to the merger as if it occurred on January 1, 2002 and 2003 (in thousands, except per share amounts):

	Year Ended December 31,

	2003	2002

Product sales	$1,228,493	$1,048,068
Total revenue	1,853,233	1,552,586
Net loss	(252,429)	(168,476)
Pro forma earnings per share:
Basic	(0.77)	(0.52)
Diluted	(0.77)	(0.52)

      The pro forma net income and earnings per share for each period presented exclude the acquired IPR&D charge. Amortization of the acquired intangibles is included on a straight-line basis. This unaudited pro forma information does not purport to indicate the results that would have actually been obtained had the merger been completed on the assumed date or for the periods presented, or which may be realized in the future. To produce the pro forma financial information, Biogen Idec allocated the purchase price using its best estimates of fair value. These estimates are based on the most recently available information.

3.	Financial Instruments

      Financial instruments that potentially subject us to concentrations of credit risk are accounts receivable and marketable securities. Wholesale distributors and large pharmaceutical companies account for the majority of our accounts receivable and collateral is generally not required. We sell ZEVALIN primarily to distributors and radiopharmacies throughout the U.S., and collateral is generally not required. To mitigate the risk, we monitor the financial performance and credit worthiness of our customers. We invest our excess cash balances in marketable debt securities, primarily U.S. government securities and corporate bonds and notes, with strong credit ratings. We limit the amount of investment exposure as to institution, maturity and investment type.

      The average maturity of our marketable securities as of December 31, 2003 was 16 months. Proceeds from maturities and other sales of marketable securities, which were primarily reinvested, for the years ended December 31, 2003, 2002 and 2001 were approximately $1.1 billion, $841 million and $582 million, respectively. Realized losses on these sales for the years ended December 31, 2003, 2002 and 2001 were $2.1 million, $2.8 million and $1.7 million, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of marketable securities:

		Gross	Gross
		Unrealized	Unrealized	Amortized
	Fair Value	Gains	Losses	Cost

	(In thousands)
December 31, 2003:
Foreign debt
Current	$10,102	$30	$—	$10,072
Corporate debt securities
Current	347,865	883	(9)	346,991
Noncurrent	768,840	3,280	(520)	766,080
U.S. Government securities
Current	163,142	733	(4)	162,413
Noncurrent	733,487	2,680	(511)	731,318

Total securities available-for-sale	$2,023,436	$7,606	$(1,044)	$2,016,874

Other marketable securities, noncurrent	29,766	138	(2,789)	27,115

		Gross	Gross
		Unrealized	Unrealized	Amortized
	Fair Value	Gains	Losses	Cost

	(In thousands)
December 31, 2002:
Foreign debt
Current	$11,172	$73	$—	$11,099
Noncurrent	10,547	130	—	10,417
Corporate debt securities
Current	286,249	1,266	(92)	285,075
Noncurrent	314,588	1,985	(67)	312,670
Commercial paper
Current	20,785	299	—	20,486
Noncurrent	—	—	—	—
U.S. Government securities
Current	119,439	713	—	118,726
Noncurrent	334,956	2,045	(6)	332,917

Total securities available-for-sale	$1,097,736	$6,511	$(165)	$1,091,390

      The amortized cost and estimated fair value of securities available-for-sale at December 31, 2003 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value

Due in one year or less	$519,476	$521,109
Due after on year	1,497,398	1,502,327

	$2,016,874	$2,023,436

      We have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts have durations of ninety days to 12 months. These

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. We assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings to the extent significant. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the hedge instrument and any related unrealized gain or loss on the contract is recognized in current earnings. The notional settlement amount of the foreign currency forward contracts outstanding at December 31, 2003 was approximately $109.4 million. These contracts had a fair value of $5.9 million, representing an unrealized loss, and were included in other current liabilities at December 31, 2003.

      We recognized $1.3 million of losses in product revenue and $0.5 million of losses in royalty revenue for the settlement of certain effective cash flow hedge instruments at December 31, 2003. These settlements were recorded in the same period as the related forecasted transactions affecting earnings. We expect approximately $5.1 million of unrealized losses at December 31, 2003 to affect earnings in 2004 related to our foreign currency forward contracts.

4.	Notes Payable

      In April and May 2002, we issued 30-year senior convertible promissory notes, or senior notes, for gross proceeds of approximately $714.4 million, or $696 million net of underwriting commissions and expenses of $18.4 million. Simultaneously with the issuance of the senior notes, we used a portion of the proceeds to fund the repurchase of $135 million of our outstanding common stock. The senior notes are zero coupon and were priced with a yield to maturity of 1.75% annually. We will pay contingent cash interest to the holders of these senior notes during any six-month period commencing on or after April 30, 2007 if the average market price of the senior notes for a five-trading-day measurement period preceding such six-month period equals 120% or more of the sum of the issue price and accrued original issue discount for such senior note. The contingent interest payable per senior note in respect of any quarterly period within such six-month period where contingent interest is determined to be payable will equal the greater of (1) the amount of regular cash dividends paid by us per share on our common stock during that quarterly period multiplied by the then applicable conversion rate or (2) 0.0625% of the average market price of a senior note for the five-trading-day measurement period preceding such six-month period, provided that if we do not pay regular cash dividends during a semiannual period, we will pay contingent interest semiannually at a rate of 0.125% of the average market price of a senior note for the five-trading-day measurement period immediately preceding such six-month period.

      Upon maturity, the senior notes will have an aggregate principal face value of $1.2 billion. Each one thousand dollar aggregate principal face value senior note is convertible at the holder’s option at any time through maturity into 7.1881 shares of our common stock at an initial conversion price of $82.49, resulting in total potential common shares to be issued upon conversion of 8.7 million shares. In addition, holders of the senior notes may require us to purchase all or a portion of the senior notes on April 29, 2005, 2007, 2012 and 2017 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, payable at our option in cash, our common stock or a combination thereof. In addition, if a change in control in our company occurs on or before April 29, 2007, holders may require us to purchase all or a portion of their senior notes for cash. We have the right to redeem at a price equal to the issue price plus the accrued original issue discount to the date of redemption all or a portion of the senior notes for cash at any time on or after April 29, 2007.

      In February 1999, we raised approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million, through the issuance of 20-year subordinated convertible promissory notes, or subordinated notes. Upon maturity, the subordinated notes will have an aggregate principal face value of $345 million.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The subordinated notes were priced with a yield to maturity of 5.5% annually. Each one thousand dollar aggregate principal face value subordinated note is convertible at the holders’ option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36 per share. Additionally, the holders of the subordinated notes may require us to purchase the subordinated notes on February 16, 2009 or 2014 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, payable at our option in cash, our common stock or a combination thereof. We have the right to redeem at a price equal to the issue price plus the accrued original issue discount to the date of redemption all or a portion of the senior notes for cash at any time.

      Notes payable at December 31, consists of the following:

	2003	2002

	(In thousands)
20-year subordinated convertible promissory notes, due 2019 at 5.5%	$151,772	$143,408
30-year senior convertible promissory notes, due 2032 at 1.75%	735,498	722,797

	$887,270	$866,205

5.	Consolidated Balance Sheets Details

      Property and equipment:

	December 31,

	2003	2002

	(In thousands)
Land	$90,282	$58,879
Buildings	305,326	—
Leasehold improvements	57,907	30,469
Furniture and fixtures	15,808	5,466
Machinery and equipment	401,642	52,167
Construction in progress	450,122	159,139

Total cost	1,321,087	306,120
Less accumulated depreciation	68,304	41,583

	$1,252,783	$264,537

      Depreciation expense was $26.7 million, $10.2 million and $6.3 million for 2003, 2002 and 2001, respectively.

      During 2003 and 2002, we capitalized to construction in progress a total of $6.8 million and $0.4 million, respectively, of interest costs related to the development of our West Coast headquarters and research and development campus in San Diego, California and our large-scale manufacturing facility in Oceanside, California.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Accrued expenses and other:

	December 31,

	2003	2002

	(In thousands)
Employee compensation and benefits	$55,277	$12,473
Royalties and licensing fees	42,074	—
Clinical development expenses	19,303	2,528
Construction costs	21,888	17,082
Legal settlement costs	20,000	—
Technology license and development fees	—	2,992
Other	81,588	16,532

	$240,130	$51,607

6.	Employee Benefit Plans

401(k) Employee Savings Plan

      We have a qualified 401(k) employee savings plan, or 401(k) Plan, available to substantially all U.S. employees over the age of 21. Participants may make voluntary contributions. We make matching contributions according to the 401(k) Plan’s matching formula. The matching contributions vest over four years of service by the employee. Discretionary contributions for the years ended December 31, 2003, 2002 and 2001 totaled $2.4 million, $1.8 million and $0.8 million, respectively.

Deferred Compensation Plan

      We have a non-qualified deferred compensation plan that allows a select group of management and highly compensated U.S. employees to defer a portion of their compensation and that provides for certain company credits to participants’ accounts. The deferred compensation amounts and are accrued when earned but unfunded. Such deferred compensation is distributable in cash. Deferred compensation amounts under such plan at December 31, 2003 and 2002, totaled approximately $17.6 million and $3.1 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets. Participant contributions are immediately 100% vested. Distributions to participants can be either in a one lump sum payment or annual installments as elected by the participants.

Pension

      In connection with our merger with Biogen, Inc., we assumed the Biogen, Inc. pension plan. Prior to November 13, 2003, we did not have a pension plan. The Biogen, Inc. plan is a tax-qualified defined benefit pension plan which provides benefits to all of Biogen, Inc.’s U.S. employees based on compensation credits and interest credits to participants’ accounts using a “cash balance” method. Biogen, Inc. also has an unfunded supplemental retirement benefit plan which covers a select group of highly compensated U.S. employees. The pension plans are noncontributory with benefit formulas based on employee earnings and credited years of service. Biogen, Inc.’s funding policy for its pension plans has been to contribute amounts deductible for federal income tax purposes. Funds contributed to the plans have been invested in fixed income and equity securities. At October 31, 2003, Biogen, Inc. ceased allowing new participants into its pension plans. At November 12, 2003, as a result of the merger, we assumed $36.2 million in pension liability related to these plans. We have requested Internal Revenue Service approval of the termination the defined benefit pension plan. We credited participants’ cash balance accounts under the defined benefit pension plan in respect to compensation and interest earned through December 31, 2003, no further compensation credits will

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be made, but interest credits will be made until the defined benefit pension plan is terminated and benefits are distributed to participants. In December we contributed $10 million into the defined benefit pension plan. We also intend to terminate the supplemental retirement benefit plan as of April 1, 2004. We credited participants’ accounts under the supplemental retirement benefit plan in respect to compensation and interest earned through December 31, 2003. No further compensation credits will be made, but interest credits will be made until the supplemental retirement benefit plan is terminated. As of December 31, 2003 we had a liability of $26.9 million related to these plans which included $12.9 million of accrued liability for transition benefits associated with the plan terminations.

      The components of net periodic pension cost for the year ended December 31, 2003 are summarized below:

2003

(In
thousands)
Service cost	$511
Interest cost	332
Expected return on plan assets	(149)
Amortization of prior service cost	—
Amortization of net actuarial loss	—

Net pension cost	$694

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reconciliations of projected benefit obligations, fair value of plan assets and the funded status of the plans as of December 31, are presented below:

2003

(In thousands)
Change in projected benefit obligation
Net projected benefit obligation at November 13, 2003	$(51,964)
Service cost	(511)
Interest cost	(332)
Actuarial loss	353
Gross benefits paid	10

Net projected benefit obligation at the end of the year	(52,444)

Change in plan assets
Fair value of plan assets at the beginning of the year	28,639
Actual return on plan assets	(202)
Employer contributions	10,004
Gross benefits paid	(10)
Administrative expenses	—

Fair value of plan assets at the end of the year	38,431

Funded status at the end of the year
Funded status at the end of the year	(14,013)
Unrecognized net actuarial gain	(2)
Unrecognized prior service cost	—

Net amount recognized at the end of the year	$(14,015)

Weighted average assumptions at the end of the year
Discount rate	5.68%
Expected return on plan assets	5.63%
Rates of compensation increase	—

      As of December 31, 2003, the unfunded supplemental retirement plan has a projected benefit of $6.6 million.

      Amounts recognized in the state of financial position consist of (in thousands):

December 31,
2003

Prepaid Benefit Cost	$0
Accrued Benefit Cost	(14,015)
Intangible Assets	0
Accumulated other comprehensive income	0

Net Amount Recognized	$(14,015)

      The accumulated benefit obligation for all defined benefit pension plans was $52.4 million at December 31, 2003.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumptions

      The weighted-average assumptions used to determine net periodic benefit cost for the period November 12, 2003 through December 31, 2003:

Discount Rate	5.63%
Expected long-term return on plan assets	5.00%
Rate of compensation increase	N/A

      Weighted-average assumptions used to determine benefit obligations were:

December 31,
2003

Discount Rate	5.68%
Rate of compensation increase	N/A

Plan Assets

      The Biogen Retirement Plan weighted-average asset allocations at December 31, 2003 by asset category are as follows:

December 31,
2003

Equity securities	—
Debt securities	11.9%
Real estate	—
Cash and cash equivalents	88.1%

Total	100.0%

Contributions

      The Company is not expected to make a contribution to the Biogen Retirement Plan in 2004. The Company is expected to contribute approximately $54,000 to the SERP in 2004 in the form of benefit payments paid from the company assets.

7.	Other Income (Expense), Net

      Total other income (expense), net consists of the following:

	December 31,

	2003	2002	2001

	(In thousands)
Interest income	$33,610	$34,528	$38,528
Interest expense	(15,182)	(16,073)	(7,304)
Other expense	(29,383)	(809)	(757)

Total other income (expense), net	$(10,955)	$17,646	$30,467

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other expense included the following:

	December 31,

	2003	2002	2001

	(In thousands)
Donation to Biogen Idec Foundation	$(10,000)	$—	$—
Settlement of patent disputes	(20,668)	—	—
Miscellaneous	1,285	(809)	(757)

Total other expense	$(29,383)	$(809)	$(757)

      In October 2002, Biogen, Inc. established The Biogen Foundation, a private, U.S. based, non-profit philanthropic organization. In December 2002, Biogen, Inc. made a charitable contribution of $15 million to fund the Biogen Foundation. As a result of the merger, we changed the name of the foundation to The Biogen Idec Foundation and, in December 2003 contributed an additional $10 million. The foundation is to operate exclusively for the benefit of funding charitable, educational and scientific causes. Certain executive officers and other employees serve as directors and officers of the foundation. We classify charitable contributions to other income (expense).

      In December 2003, we recorded charges of $2.5 million and $18.2 million to other expense related to the final settlement of patent infringement disputes with Apoxis S.A. and Corixa Corporation, respectively. See Note 11.

8.	Income Taxes

      The components of income (loss) before income taxes (benefit) and of income tax expense (benefit) for each of the three years ended December 31 are as follows:

	2003	2002	2001

	(In thousands)
Income (loss) before income taxes (benefit):
Domestic	$(846,711)	$231,522	$161,604
Foreign	(33,913)	—	—

	$(880,624)	$231,522	$161,604

Income tax expense (benefit):
Current
Federal	$15,075	$65,653	$46,147
State	6,872	14,414	11,284
Foreign	192	—	—

	$22,139	$80,067	$57,431

Deferred
Federal	$(31,988)	$6,195	$2,447
State	4,322	(2,830)	67

	(27,666)	3,365	2,514

Total income tax expense (benefit)	$(5,527)	$83,432	$59,945

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Deferred tax assets (liabilities) are comprised of the following at December 31:

	2003	2002

	(In thousands)
Tax credits	$86,263	$107,946
Net operating loss carryforwards	1,439	5,610
Inventory and other reserves	21,656	8,090
Capitalized costs	49,013	5,343
Intangibles, net	2,414	4,532
Other	1,756	582

Deferred tax assets	$162,541	$132,103

Fair value adjustment	$(1,055,358)	$—
Interest expense on notes payable	(31,776)	(13,930)
Depreciation, amortization and other	(45,844)	(2,719)
Unrealized gain on investments and cumulative translation adjustment	(13,936)	(2,582)

Deferred tax liabilities	$(1,146,914)	$(19,231)

      A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the periods ending December 31 is as follows:

	2003	2002	2001

Statutory rate	35.0%	35.0%	35.0%
In process R&D	(32.71)	—	—
State taxes	(0.83)	3.2	4.5
Change in valuation allowance	—	(0.8)	(0.2)
Foreign taxes	1.28		—
Credits and net operating loss utilization	0.71	(1.6)	(3.7)
Fair value step-up	(2.74)	—	—
Other	(0.08)	0.2	1.4

Effective tax rate	0.63%	36.0%	37.0%

      At December 31, 2003, we had general business credit carryforwards for federal income tax purposes of approximately $79 million, which expire from 2020 through 2023. Additionally, for state income tax purposes, we had net operating loss and research credit carryforwards of approximately $25 million and $9 million, respectively. The net operating loss carryforwards expire in 2012 and the research credits do not expire.

      In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Our estimates of future taxable income are derived from, among other items, our estimates of future deductions related to stock options. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are utilizable, we believe it is more likely than not that we will realize the benefits of our deferred tax assets. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to establish a valuation allowance which could materially impact our financial position and results of operations.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of December 31, 2003, undistributed foreign earnings of non-U.S. subsidiaries included in consolidated retained earnings aggregated $351.9 million, exclusive of earnings that would result in little or no tax expense under current U.S. tax law. We intend to reinvest these earnings indefinitely in operations outside the U.S. It is not practicable to estimate the amount of additional tax that might be payable if such earnings were remitted to the U.S.

9.	Research Collaborations

      In September 2001, we entered into a collaborative development agreement with Mitsubishi Pharma to support clinical development of anti-CD80 (anti-B7.1) antibody products developed using our Primatized® antibody technology. Under the terms of an existing license agreement with Mitsubishi Pharma, entered into in November 1993, Mitsubishi Pharma had an exclusive license in Asia to develop and commercialize anti-CD80 (anti-B7.1) antibody products. These agreements were terminated in December 2003. As a result of the termination of each of these agreements, we have no continuing financial obligations under any of these agreements. During 2003, 2002 and 2001, we recognized revenues from our agreements with Mitsubishi Pharma of $1.5 million, $1.4 million and $4.7 million, respectively, which are included in corporate partner revenues.

      In June 2000, we entered into a collaborative research and development agreement with Taisho Pharmaceutical Co. Ltd. of Tokyo to develop and commercialize antibody therapeutics against macrophage migration inhibitory factor, or MIF, for the treatment of inflammatory and autoimmune diseases. This agreement was terminated in 2002. During 2002 and 2001, we recognized revenues from our agreement with Taisho of $0.7 million and $4.8 million, respectively, which are included in corporate partner revenues.

      In June 1999, we entered into a collaboration and license agreement with Schering AG aimed at the development and commercialization of ZEVALIN. Under the terms of the agreement, we may receive milestone and research and development support payments totaling up to $47.5 million, subject to the attainment of product development objectives. Schering received exclusive marketing and distribution rights to ZEVALIN outside the U.S., and we will receive royalties on product sales by Schering. Under the terms of a separate supply agreement, we are obligated to meet Schering AG’s clinical and commercial requirements for ZEVALIN. Schering may terminate these agreements for any reason. During 2003, 2002 and 2001, we recognized revenues from our agreements with Schering of $0.2 million, $0.3 million and $9.5 million, respectively, which are included in corporate partner revenues. Of the revenue recognized in 2001, $6.0 million was for the attainment of product development objectives and a milestone payment when the European Medicines Evaluation Agency accepted for filing the submission of an application for approval of ZEVALIN in the EU. Additionally, as a result of implementing SAB No. 101, we recognized $3.3 million of revenues in 2001, which was previously recognized as revenue in 1999, prior to the implementation of SAB No. 101. In the first quarter of 2004, we expect to receive a $10 million payment from Schering AG for the EMEA grant of marketing approval of ZEVALIN in the EU.

      In December 1995, we entered into a collaborative development agreement and a license agreement with Eisai Co, Ltd aimed at the development and commercialization of anti-CD40L antibodies. Under the terms of these agreements, we may receive milestone payments totaling up to $12.5 million and research and development support payments totaling up to $25.0 million, subject to the attainment of certain product development objectives and satisfaction of other criteria to be agreed upon between us and Eisai. Eisai received exclusive rights in Asia and Europe to develop and market products resulting from the collaboration, and we will receive royalties on product sales by Eisai. Eisai may terminate these agreements based on a reasonable determination that the products do not justify continued product development or marketing. During 2003, we did not recognize any revenue related to this collaboration. During 2002 and 2001, we recognized revenues from our agreements with Eisai of $0.7 million and $2.2 million, respectively, which are included in corporate partner revenues.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In December 1994, we entered into a collaborative development agreement and a license agreement with Seikagaku Corporation, aimed at the development and commercialization of an anti-CD23 antibody using Primatized antibody technology. During 2003 and 2002, we recognized revenues from our agreement with Seikagaku of $0.6 million and $1.6 million, respectively, which are included in corporate partner revenues. No revenues were recognized under our agreement with Seikagaku during 2001. Although this agreement was terminated effective January 17, 2004, we have certain continuing obligations that remain under the agreement that we may fulfill in the first half of 2004 and for which we would receive revenue from Seikagaku.

      Under the above agreements, amounts earned by us and recognized as revenue for contract research and development approximate the research and development expenses incurred under the related agreement.

      In connection with our research and development efforts, we have also entered into various collaboration arrangements which provide us with rights to develop, produce and market products using certain know-how, technology and patent rights maintained by the parties. Terms of the various license agreements may require us to make milestone payments upon the achievement of certain product development objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration. It is not anticipated that the aggregate of any royalty or milestone obligations under these arrangements will be material to our operations.

      In September 2003, Biogen, Inc. entered into a license agreement with Fumapharm, under which Biogen, Inc. obtained exclusive rights to develop and market a second-generation fumarate derivative with an immunomodulatory mechanism of action, currently in clinical trials in Europe. Under the terms of this agreement, we obtained an exclusive worldwide marketing and distribution license, excluding Germany, for psoriasis, and a production and exclusive marketing and distribution license for the entire world for MS. We have committed to paying Fumapharm additional amounts upon the completion of certain future research milestones and first and second indication development milestones. If all the milestones were to be achieved, we would be required to pay up to an additional 25 million Swiss francs plus royalties over the life of the agreement.

      In August 2003, Biogen, Inc. entered into a collaboration agreement with Vetter Pharma-Fertigung GmbH & Co. KG for the fill-finish of Biogen Idec products. Under the terms of this agreement, Biogen, Inc. paid a partial advance payment to Vetter of 35 million Euros in return for reserving certain capacity at Vetter’s fill-finish facility. Upon signing the agreement in August 2003, Biogen, Inc. paid Vetter $5.7 million (5.25 million Euros), which is included as a prepayment in other current assets as of December 31, 2003. The remaining balance of advance payments will become due and payable by us upon the achievement of certain milestones by Vetter. The next two milestones are expected to be achieved in the first quarter of 2004, at which time we will make payments to Vetter of 10.5 million euros and 3.5 million euros, respectively.

      In June 2003, Biogen, Inc. entered into a collaboration agreement with Genentech under which Biogen, Inc. and Genentech will collaborate on the development of a BR3 (BAFF-R) protein therapeutic from Biogen, Inc.’s pipeline of early-stage product candidates. Under the terms of this agreement, Genentech initially will be responsible for the development costs of the product candidates, until that time, if any, when we exercise our opt-in rights (which must be done within a certain timeframe). Prior to exercising our opt-in rights, to the extent that we incur any development costs in relation to the programs covered by this agreement, they will be recorded as research and development expenses. The reimbursement by Genentech of these costs will be recorded as corporate partner revenue. We have recorded $0.3 million in corporate partner revenues related to the collaboration for the period November 13 through December 31, 2003.

      In December 2002, Biogen, Inc. entered into a collaboration agreement with Sunesis Pharmaceuticals, Inc. related to the discovery and development of oral therapeutics for the treatment of inflammatory and autoimmune diseases. We will apply Sunesis’ proprietary fragment-based drug discovery technology, known as “tethering,” to generate small molecule leads that target select cytokines in the immune system. Under the

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

terms of this agreement, we purchased 1.25 million shares of preferred stock of Sunesis for $6 million, the fair value of the shares. We have acquired certain exclusive licenses to develop and commercialize certain compounds resulting from the collaboration. We account for our investment in Sunesis, which is included in other assets, using the cost method of accounting, subject to periodic review of impairment. We will pay Sunesis a quarterly license maintenance fee of $357,500 during the period commencing on April 1, 2004 through July 1, 2005. Additionally, we have a Credit Facility Agreement with Sunesis under which we are obligated to loan Sunesis up to $4 million. At December 31, 2003, there is $1.6 million of borrowings outstanding. We have committed to paying Sunesis additional amounts upon the completion of certain future research milestones and first and second indication development milestones. If all the milestones were to be achieved, we would be required to pay up to an additional $60.5 million over the life of the agreement.

      In August 2000, Biogen, Inc. entered into a development and marketing collaboration agreement with Elan Pharma International, Ltd, an affiliate of Elan Corporation, plc to collaborate in the development, manufacture and commercialization of ANTEGREN® (natalizumab), a humanized monoclonal antibody. Biogen Idec and Elan are currently developing ANTEGREN as a potential treatment for MS and Crohn’s disease. Under the terms of this agreement, we share costs with Elan for on-going development activities. There were no material charges that were charged to research and development expense from November 13, 2003 through December 31, 2003. As of December 31, 2003, Elan owed us $6.3 million, representing development expenses incurred by Biogen, Inc. and Biogen Idec to be reimbursed by Elan. We have committed to paying Elan additional amounts upon the completion of certain future milestones. If all the future milestones were to be achieved, we would be required to pay up to an additional $14 million over the remaining life of the agreement. We do not believe that business issues facing Elan will have a material adverse impact on our rights to develop or commercialize ANTEGREN.

      As part of previous agreements that Biogen, Inc. had with Targeted Genetics Corporation, or Targeted, for gene therapy research and development, we own approximately 12.1 million shares of Targeted common stock with a fair value of $26.6 million, which is included in investments and other assets. We have no remaining commitments or obligations with Targeted.

10.	Unconsolidated Joint Business Arrangement

      In June 2003, we amended and restated our collaboration agreement with Genentech to include the development and commercialization of one or more humanized anti-CD20 antibodies targeting B-cell disorders for a broad range of indications. The original collaboration agreement was entered into in 1995 for the clinical development and commercialization of our anti-CD20 monoclonal antibody, RITUXAN. Under the terms of the amended and restated agreement, we continue to receive a share of the operating profits in the U.S. from RITUXAN and will share in operating profits or losses in the U.S. relating to any new products developed under the agreement. In connection with the agreement, we paid Genentech $20 million which we recorded as research and development expense.

      We copromote RITUXAN with Genentech, and share responsibility with Genentech for continued development of RITUXAN, in the U.S. Such continued development includes conducting supportive research and post-approval clinical studies and seeking potential approval for additional indications. Genentech provides the support functions for the commercialization of RITUXAN in the U.S., including marketing, customer service, order entry, distribution, shipping and billing, as well as fulfilling all worldwide manufacturing responsibilities. We share responsibility with Genentech for development in the U.S. of any new products developed under the agreement, and we will also copromote with Genentech any such new products in the U.S.

      The amended and restated collaboration agreement provides that, upon the occurrence of a Biogen Idec change-in-control as described in the agreement, Genentech may present an offer to us to purchase our rights to RITUXAN. We must then accept Genentech’s offer or purchase Genentech’s rights to RITUXAN for an

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount proportioned (using the profit sharing ratio between us) to Genentech’s offer. If Genentech presents such an offer in such a situation, then Genentech will be deemed concurrently to have exercised a right, in exchange for a share in the operating profits or net sales in the U.S. of any new products developed under the agreement, to purchase our interest in each such product.

      Concurrent with the original collaboration agreement, we also entered into an expression technology license agreement with Genentech (for a proprietary gene expression technology developed by us) and a preferred stock purchase agreement providing for certain equity investments in us by Genentech (see Note 12 — Shareholders’ Equity).

      Under the terms of separate agreements with Genentech, commercialization of RITUXAN outside the U.S. is the responsibility of Roche, except in Japan where it copromotes RITUXAN in collaboration with Zenyaku. We receive royalties from Genentech on sales by Roche and Zenyaku of RITUXAN outside the U.S., except in Canada. Royalties on sales of RITUXAN in Canada are received directly from Roche (and are included in revenues from unconsolidated joint business arrangement in the accompanying consolidated statements of income).

      During 2003, we purchased certain clinical data from Roche related to RITUXAN supporting potential label expansion. Additionally, in 2003 Genentech and IDEC agreed that payments were owed to Columbia University for royalties related to past sales of RITUXAN in the U.S. As a result, we recognized $2.6 million in royalty payments and $500,000 in interest charges related to these royalties.

      Revenues from unconsolidated joint business arrangement for the years ended December 31 consist of the following (in thousands):

	2003	2002	2001

Copromotion profits	$419,197	$324,498	$228,614
Reimbursement of selling and development expenses	18,400	15,879	8,160
Royalty revenue on sales of RITUXAN outside the U.S., including royalties received directly from Roche	67,869	45,432	14,654
RITUXAN clinical data purchased from Roche	(9,353)	—	—
Columbia patent royalty and interest payment	(3,064)	—	—

	$493,049	$385,809	$251,428

11.	Commitments and Contingencies

      We rent laboratory and office space and certain equipment under noncancellable operating leases. The rental expense under these leases, which terminate at various dates through 2015, amounted to $12.9 million in 2003, $9.8 million in 2002, and $7.1 million in 2001. The lease agreements contain various clauses for renewal at our option and, in certain cases, escalation clauses linked generally to rates of inflation.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2003, minimum annual rental commitments under noncancellable leases were as follows:

Year

(In
thousands)
2004	$31,713
2005	25,366
2006	20,184
2007	19,500
2008	16,364
Thereafter	48,213

Total minimum lease payments	$161,340

      In September 2001, we purchased approximately 42.6 acres of land in San Diego, California for approximately $31.7 million in cash where we are building a consolidated research and development and administration campus. Construction is expected to be completed in the fourth quarter of 2004 at an estimated total cost of $177 million. As of December 31, 2003, we have invested approximately $58.2 million in the construction of these facilities.

      In September 2000, we purchased a 60-acre site in Oceanside, California for approximately $18.9 million in cash. In December 2002, we purchased an additional 27 acres of land at the Oceanside site for $7.9 million in cash. We are building a large-scale manufacturing facility at this location, which we anticipate using to commercialize our products currently in clinical trials if they are approved by the FDA. We expect the facility to be mechanically completed in 2005. We are working towards commissioning and validation in 2006. Total costs of this facility upon completion are estimated to be $400 million. As of December 31, 2003, we have invested approximately $298 million in the construction of this large-scale manufacturing facility.

      In May 1999, we entered into an arrangement with MDS (Canada) Inc., MDS Nordion Division, successor to MDS Nordion Inc., or MDS (Canada), under which MDS (Canada) agreed to supply us yttrium-90, a radioisotope used in connection with administering ZEVALIN. MDS (Canada) initially supplied product for use in the ZEVALIN clinical trials. In anticipation of commercial launch of ZEVALIN, we subsequently determined that additional commercial production capacity for yttrium-90 would be necessary. To obtain a commitment from MDS (Canada) that sufficient commercial supply would be available, we agreed to minimum purchase commitments of $55 million, and to make periodic cash payments totaling $25 million into an escrow account of which $22.5 million was recorded as restricted cash at December 31, 2002. The supply agreement was amended in November 2001 to give effect to these mutual commitments.

      In December 2003, in light of the reduced expectations for ZEVALIN sales levels, we agreed to release the $25 million of escrowed funds to MDS (Canada), and MDS (Canada) agreed to eliminate the minimum purchase commitments from the supply arrangement. MDS (Canada)’s obligation to supply yttrium-90 remains in effect. We are amortizing the prepayment over the economic life of the agreement.

      On September 10, 2001, we filed a lawsuit in the federal district court in the Southern District of California against Corixa Corporation, GlaxoSmithKline (Corixa’s marketing partner) and the University of Michigan seeking declaratory judgment that ZEVALIN and its use in the treatment of various B-cell NHLs does not infringe certain issued U.S. patents licensed to Corixa regarding products and processes relating to radioimmunotherapy, also known as the Kaminski patents, and a further declaration that Corixa’s patents are invalid. On September 12, 2001, Corixa, Glaxo and the University of Michigan filed a lawsuit in the federal district court in the District of Delaware against us for patent infringement. The lawsuit claims that we infringe the patents that are the subject of our declaratory judgment action against Corixa. The lawsuit seeks damages and to permanently enjoin us from commercializing ZEVALIN. This action has been transferred to San Diego and was consolidated with our lawsuit. On February 27, 2004 the parties entered into a

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Memorandum of Agreement for Settlement of all outstanding disputes. The terms of the Memorandum include mutual releases and dismissal with prejudice of all claims and counterclaims in the current litigation between the parties, with each party bearing their own costs, expenses and fees. In addition, the parties will enter into worldwide, non-exclusive licenses, with a right to sublicense, under the patents in suit for the life of such patents. Biogen Idec will pay $20 million in settlement of all outstanding claims in the litigation upon execution of a definitive settlement and license agreement, which is expected to be concluded by the end of March. In addition, Biogen Idec will pay royalties on U.S. net sales of ZEVALIN and may pay a one-time payment in the future subject to the attainment of a certain net sales level of ZEVALIN in the U.S.

      On May 20, 2003, another patent in the family of Kaminski patents, or the ‘827 patent, was issued to the University of Michigan. The patent is licensed by the University of Michigan to Corixa. On June 3, 2003, we filed a lawsuit in the federal district court in the Southern District of California against Corixa, Glaxo and the University of Michigan seeking declaratory judgment that ZEVALIN and its use in the treatment of various B-cell NHLs does not infringe the ‘827 patent and a further declaration that the patent is invalid. On December 16, 2003, we filed a Voluntary Notice of Dismissal without Prejudice of this lawsuit based on a covenant by the defendants that they would not sue us for infringement as to any claim of the ‘827 patent based upon ZEVALIN, or the ZEVALIN therapeutic regimen, as currently approved by the FDA, or for any current or past off-label use. The dispute related to the ‘827 patent is included in the Memorandum agreed to by the parties on February 27, 2004.

      On February 25, 2003, we filed an additional complaint against Corixa and Glaxo in the federal district court in the Southern District of California. The complaint alleges that Corixa’s and Glaxo’s conduct since recommendation by the Oncologic Drugs Advisory Committee for approval of BEXXAR constitutes, or will constitute, infringement of a patent owned by us. The complaint seeks available remedies under patent laws, including monetary damages and permanent injunctive relief. Claims and counterclaims related to this lawsuit is included in the Memorandum agreed to by the parties on February 27, 2004.

      On July 15, 2003, Biogen, Inc., along with Genzyme Corporation and Abbott Bioresearch Center, Inc., filed suit against Trustees of Columbia University in the City of New York in the United States District Court for the District of Massachusetts, contending that we no longer have any obligation to pay royalties to Columbia on sales of our products under a 1993 License Agreement between us and Columbia related to U.S. Patent Nos. 4,399,216; 4,634,665; and 5,179,017, also referred to as the Original Patents, or under a newly issued patent, U.S. Patent No. 6,455,275, also referred to as the ’275 Patent. In our suit, we are seeking a declaratory judgment that we have no obligation to pay any further royalties under the license agreement because the Original Patents have expired and the ’275 Patent is invalid and unenforceable; and that Columbia should be permanently enjoined from demanding any further royalties based on the ’275 Patent or on any pending continuations, continuations-in-part, or divisional applications of the Original Patents. Columbia has taken the position that we still owe it royalties under the license agreement on the basis of the ’275 Patent which was issued on September 24, 2002, over two years after the expiration of the Original Patents. In the event that we are unsuccessful in the present litigation, we may be liable for damages suffered by Columbia with respect to withheld royalties and such other relief as Columbia may seek and be granted by the Court. As a result of our assessment of the invalidity of the ’275 Patent, we determined that it was probable that no additional amounts are payable to Columbia.

      Along with most other major pharmaceutical and biotechnology companies, Biogen, Inc. was named as a defendant in a lawsuit filed by each of the County of Suffolk, New York, the County of Westchester, New York, and the County of Rockland, New York. All three cases are pending in the U.S. District Court for the District of Massachusetts. The complaints allege that the defendants overstated the Average Wholesale Price for drugs for which Medicaid provides reimbursement, also referred to as Covered Drugs, marketed and promoted the sale of Covered Drugs to providers based on the providers ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs,

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs, and overcharged Medicaid for illegally inflated Covered Drugs reimbursements. The complaints further allege that the defendants failed to accurately report the “best price” on the Covered Drugs to New York’s Medicaid program. Under Medicaid, pharmaceutical and biotechnology companies agree to pay Medicaid programs a rebate for each product reimbursed by Medicaid. The amount of the rebate is often the difference between the average manufacturers price and the best price reported by companies to the Medicaid program. Plaintiffs claim that they were harmed because they could have allotted the dollars that they wrongfully spent on Medicaid to other public needs. Plaintiffs have brought the actions under the Racketeering Influence and Corrupt Organizations Act (RICO), and for breach of contract, unjust enrichment, unfair trade practices, Medicaid fraud, common law fraud, and violation of each of the federal Medicaid Statute, the New York Social Services Law and the New York Department of Health Regulations. In September 2003, Biogen, Inc. joined other named defendants in filing with the U.S. District Court for the District of Massachusetts a Motion to Dismiss the Amended Suffolk County Complaint. In December 2003, the plaintiffs withdrew the RICO claims from the Suffolk County case. We intend to vigorously defend ourselves against all of the allegations and claims in these lawsuits. As a result, an estimate of any potential loss or range of loss cannot be made at this time.

      On June 25, 2003, prior to the effective date of the merger, a suit was filed in the Superior Court of California, County of San Diego, on behalf of a purported class of Biogen, Inc. stockholders against Biogen, Inc., IDEC Pharmaceuticals Corporation and certain members of Biogen, Inc.’s board of directors alleging, among other things, that the members of Biogen, Inc.’s board of directors breached their fiduciary duties of candor, loyalty, due care, independence, good faith and fair dealing by tailoring the structural terms of the merger to meet the specific needs of IDEC Pharmaceuticals Corporation rather than attempting to obtain the highest price reasonably available for Biogen, Inc. An agreement in principal to resolve the suit has been reached based upon the disclosure of certain additional information in the joint proxy statement/ prospectus in the registration statement on Form S-4 filed by IDEC Pharmaceuticals Corporation in connection with the merger and the payment of attorneys’ fees in an amount to be determined by the court. We do not expect the settlement and related attorney fees to be material.

      In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.

12.	Shareholders’ Equity

      Convertible Preferred Stock: Our convertible preferred stock, which is held solely by Genentech, is convertible into shares of our common stock at anytime at the option of the holder. At December 31, 2003, Genentech converted 5,000 of the Series A-2 preferred shares and 22,993 of the Series A-3 preferred shares into approximately 1.7 million common shares.

      The terms of our convertible preferred stock and the number of issued and outstanding shares at December 31, 2003 are as follows:

Preferred
		Shares	Liquidation
Nonvoting Convertible		Issued and	Preference Per	Common
Preferred Stock	Issue Date	Outstanding	Share	Conversion

Series A-2	August 1995	8,221	$67.00	60 shares

      Stockholder Rights Plan: Effective July 26, 2001, our Board of Directors amended and restated the terms of our stockholder rights plan, originally adopted by the Board of Directors in 1997. Under the plan, we declared a dividend distribution of one “Right” for each outstanding share of our common stock to

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stockholders of record at the close of business on August 11, 1997. Since that time, we have issued one Right with each newly issued share of common stock. As amended, each Right, when exercisable, entitles the holder to purchase from us one one-thousandth of a share of our Series X Junior Participating Preferred Stock at a purchase price of $500.00. In general, under the amended and restated plan, if a person or affiliated group acquires beneficial ownership of 15% or more of our shares of common stock, then each Right (other than those held by such acquiring person or affiliated group) will entitle the holder to receive, upon exercise, shares of common stock (or, under certain circumstances, a combination of securities or other assets) having a value of twice the underlying purchase price of the Right. In addition, if following the announcement of the existence of an acquiring person or affiliated group we are involved in a business combination or sale of 50% or more of our assets or earning power, each Right (other than those held by the acquiring person or affiliated group) will entitle the holder to receive, upon exercise, shares of common stock of the acquiring entity having a value of twice the underlying purchase price of the Right. The Board of Directors also has the right, after an acquiring person or affiliated group is identified, to cause each Right to be exchanged for common stock or substitute consideration. We may redeem the Rights at a price of $0.001 per Right prior to the identification of an acquiring person or affiliated group. The Rights expire on July 26, 2011.

      Stock Option Plans: We currently have five stock option plans.

Directors Plan:

      We maintain the 1993 Non-Employee Directors Stock Option Plan, or the Directors Plan. Options granted annually under the Directors Plan have a term of up to ten years and vest one year from the date of grant. Options granted to directors upon their appointment or election to the Board of Directors have a term of up to ten years and vests over four years from the date of grant. The options are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. As of December 31, 2003, the aggregate number of shares authorized for issuance under the Directors Plan was 3.1 million shares.

Omnibus Plan:

      We maintain the 2003 Omnibus Equity Plan, or the Omnibus Plan. Awards granted from the Omnibus Plan may include options, shares of restricted stock, shares of phantom stock, stock bonuses, stock appreciation rights and other awards in such amounts and with such terms and conditions subject to the provisions of the Plan. Options granted under the plan have a term of up to ten years and are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. At December 31, 2003, the maximum number of shares of Common Stock reserved for issuance under the Omnibus Plan was 17.4 million shares.

Other Plans:

      We maintain the 1988 Stock Option Plan. We have not issued any shares from these plans since the merger, and do not intend to issue any shares from these plans in the future. Under this plan, options for the purchase of our common stock were granted to key employees (including officers) and directors. Options were designated as incentive stock options or as nonqualified stock options and generally vest over four years, except under a provision of this plan which, under certain circumstances, allows accelerated vesting due to change in control events. Options under this plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. The aggregate number of shares authorized for issuance under this plan as of December 31, 2003 was 58.6 million shares. Additionally, in conjunction with the merger, we assumed two stock-based compensation plans from Biogen, Inc., the 1985 Non-Qualified Stock Option Plan and the 1987 Scientific Board Stock Option Plan. Options under these plans were granted prior to the merger at no less than 100% of the fair market value on the date of grant. These options generally are exercisable over various periods, typically 4 to 7 years for employees and

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3 years for Directors and the former Scientific Board members, and have a maximum term of 10 years. We have not issued any shares from these plans since the merger, and do not intend to issue any shares from these plans in the future.

      A summary of stock option activity is presented in the following table (shares are in thousands):

	All Option Plans

		Weighted
		Average
	Shares	Exercise Price

Outstanding at December 31, 2000	21,061	$12.36
Granted	3,980	56.23
Exercised	(4,239)	6.34
Cancelled	(824)	25.29

Outstanding at December 31, 2001	19,978	21.83
Granted	4,964	52.49
Exercised	(3,015)	6.58
Cancelled	(814)	44.02

Outstanding at December 31, 2002	21,113	$30.36
Granted	4,872	34.29
Granted to Biogen, Inc employees (including 11.5 million vested options)	20,728	37.56
Exercised	(2,254)	9.04
Cancelled	(936)	46.08

Outstanding at December 31, 2003	43,523	$35.01

      The following table summarizes combined information about options outstanding under all our stock option plans as of December 31, 2003 (shares are in thousands):

	Options Outstanding			Options Exercisable

		Weighted Average			Weighted
	Number	Remaining	Weighted Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.00 - $10.00	7,413	3.45	$5.65	7,413	$5.65
10.01 - 20.00	4,056	3.06	14.72	4,044	14.72
20.01 - 30.00	1,567	6.43	24.73	1,230	24.31
30.01 - 40.00	13,310	8.02	35.49	5,329	35.78
40.01 - 50.00	9,071	7.61	47.09	4,850	46.96
50.01 - 60.00	4,385	7.10	55.16	2,879	55.48
60.01 - 70.00	3,551	7.09	64.50	2,383	64.13
Over 70.00	170	5.80	74.89	141	74.97

Total	43,523	6.46	$35.01	28,269	$30.88

      At December 31, 2003, 2002, and 2001, options to purchase 28.3 million, 13.3 million, and 12.7 million shares, respectively, were exercisable at weighted average exercise prices of $30.88, $19.26, and $11.43 per share, respectively.

      Employee Stock Purchase Plan: We also maintain the 1995 Employee Stock Purchase Plan, or the Purchase Plan. As of December 31, 2003, a total of 0.9 million shares of our common stock were reserved for

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuance. Under the terms of the Purchase Plan, employees can elect to have up to ten percent of their annual compensation withheld to purchase shares of our common stock. The purchase price of the common stock is at 85 percent of the lower of the fair market value of the common stock at the enrollment or purchase date. During 2003, 2002 and 2001, 0.2 million, 0.1 million and 0.1 million shares, respectively, were issued under the Purchase Plan.

Stock Repurchase Program:

      In February 2004, our Board of Directors authorized the repurchase of up to 12 million shares of our common stock. The repurchased stock will provide us with treasury shares for general corporate purposes, such as stock to be issued under employee stock option and stock purchase plans. To date, we have not repurchased any shares under the program.

13.	Segment Information

      We operate in one segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care. Our chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment. We currently have four commercial products: AVONEX for the treatment of relapsing MS, RITUXAN and ZEVALIN, both of which treat certain B-cell non-Hodgkin’s lymphomas, or B-cell NHLs, and AMEVIVE for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. We also receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control including sales of RITUXAN outside the U.S. Revenues are primarily attributed from external customers to individual countries where earned based on location of the customer or licensee.

      Approximately 73%, 95%, and 92% of our total revenues in 2003, 2002, and 2001, respectively, are derived from our joint business arrangement with Genentech (see Note 10). We have not disclosed geographic information separately, as substantially all 2003 revenue was attributable to the U.S.

14.	Guarantees

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

      We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2003.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year

	(In thousands, except per share amounts)
2003
Total revenues	$117,246	$123,562	$138,530	$299,845	$679,183
Product revenue	5,663	4,980	4,427	156,491	171,561
Royalties revenue	—	—	—	12,010	12,010
Total expenses and taxes	79,356	98,049	95,016	1,270,904	1,543,325
Other income (expense), net	3,310	3,253	1,986	(19,504)	(10,955)
Net income (loss)	41,200	28,766	45,500	(990,563)	(875,097)
Basic earnings (loss) per share	0.27	0.19	0.29	(4.03)	(4.92)
Diluted earnings (loss) per share	0.24	0.17	0.26	(4.03)	(4.92)
2002
Total revenues	$79,741	$97,131	$103,698	$123,652	$404,222
Product revenue	—	3,300	4,958	5,453	13,711
Royalties revenue	—	—	—	—	—
Total expenses and taxes	54,070	66,145	70,096	83,467	273,778
Other income (expense), net	4,002	4,397	4,838	4,409	17,646
Net income	29,673	35,383	38,440	44,594	148,090
Basic earnings per share	0.19	0.23	0.25	0.29	0.97
Diluted earnings per share	0.17	0.20	0.22	0.26	0.85

16.	New Accounting Pronouncements

      In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risk will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed. FIN 46 also requires enhanced disclosure requirements related to variable interest entities. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. FIN 46 is not expected to have a material effect on our financial statements.

      In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The adoption of SFAS 149 is not expected to have a material effect on our financial statements.

      In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after December 15, 2004. The adoption of SFAS 150 is not expected to have a material effect on our financial statements.

      In June 2003, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 establishes an approach to be used in determining when a revenue arrangement that involves multiple deliverables should be divided into separate units of accounting for revenue recognition purposes, if separation of an arrangement is appropriate, how the arrangement consideration should be allocated to the identified accounting units. This Statement is effective for arrangements entered into or modified after June 30, 2003. The adoption of EITF 00-21 did not have a material effect on our financial statements.

      In December 2003, the FASB issued SFAS 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revised SFAS 132 retains all of the disclosure requirements of the original SFAS 132 and amends APB Opinion No. 28, “Interim Financial Reporting”, to require interim-period disclosure of the components of net periodic pension cost, and if significantly different from previously disclosed amounts, the amounts of contributions and projected contributions to fund pension plans and other postretirement benefit plans. This Statement is effective for interim period disclosures beginning after December 15, 2003. We have complied with the disclosure provision of SFAS 132.

      On December 17, 2003, the Staff of the Securities and Exchange Commission (SEC or the Staff) issued SAB 104, Revenue Recognition, which amends SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on our financial statements.

      EITF 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments was issued in February 2004. EITF 03-01 stipulates disclosure requirements for investments with unrealized losses that have not been recognized as other-than-temporary impairments. The provisions of EITF 03-01 are effective for fiscal years ending after December 15, 2003. We have complied with the disclosure provisions of EITF 03-01.

REPORT OF INDEPENDENT AUDITORS

To The Board of Directors and Shareholders of Biogen Idec Inc:

      In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Biogen Idec Inc. and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Boston, Massachusetts
March 8, 2004

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders of

Biogen Idec Inc.:

      We have audited the accompanying consolidated balance sheet of Biogen Idec Inc. (formerly known as IDEC Pharmaceuticals Corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule for each of the years in the two-year period ended December 31, 2002, as listed in the accompanying Index. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDEC Pharmaceuticals Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

KPMG LLP

San Diego, California

January 29, 2003

BIOGEN IDEC INC.

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2003, 2002 and 2001

	Balance at
	Beginning		Other		Balance at
Description	of Year	Additions	Additions(1)	Deductions	End of Year

	(In thousands)
Allowance for Doubtful accounts(2)
Year Ended December 31, 2003	$361	$357	$1,920	$565	$2,074
Year Ended December 31, 2002	$—	$361	$—	$—	$361
Year Ended December 31, 2001	$—	$—	$—	$—	$—
Sales Returns & Allowances, Discounts, and Rebates(3)
Year Ended December 31, 2003	$371	$14,729	$18,816	$13,161	$20,756
Year Ended December 31, 2002	$99	$767	$—	$495	$371
Year Ended December 31, 2001	$353	$—	$—	$254	$99

(1)	As a result of the merger, we assumed the allowance for doubtful accounts of $1.9M and other reserves of $18.8M from Biogen, Inc. as of the merger date.

(2)	Additions to allowance for doubtful accounts are recorded as an expense.

(3)	Additions to sales returns and allowances, discounts, and rebates are recorded as a reduction of revenue.