Form 10-Q
period 2004-03-31
BIOGEN IDEC INC
filed 2004-05-06
CIK 875045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2004

Commission File Number 0-19311

BIOGEN IDEC INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0112644

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14 Cambridge Center, Cambridge, MA 02142
(617) 679-2000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]                      No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)

Yes [ X ]                      No [  ]

The number of shares of the registrant’s Common Stock, $0.0005 par value, outstanding as of April 20, 2004 was
339,759,149 shares.

BIOGEN IDEC INC.

FORM 10-Q – Quarterly Report

For the Quarterly Period Ended March 31, 2004

PART I

BIOGEN IDEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Revenues:
Product	$372,537	$5,663
Revenue from unconsolidated joint business	133,955	110,911
Royalties	25,213	—
Corporate partner	10,037	672

Total revenues	541,742	117,246

Costs and expenses:
Cost of product revenues	253,478	852
Cost of royalty revenues	1,289	—
Research and development	159,150	31,910
Selling, general & administrative	130,830	21,342
Amortization of acquired intangible assets	80,860	—

Total costs and expenses	625,607	54,104

Income (loss) from operations	(83,865)	63,142
Other income, net	11,726	3,310

Income (loss) before income tax provision (benefit)	(72,139)	66,452
Income tax provision (benefit)	(30,941)	25,252

Net Income (Loss)	$(41,198)	$41,200

Basic earnings (loss) per share	$(0.12)	$0.27

Diluted earnings (loss) per share	$(0.12)	$0.24

Shares used in calculating:
Basic earnings (loss) per share	333,699	154,673

Diluted earnings (loss) per share	333,699	177,821

See accompanying notes to condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$302,785	$314,850
Marketable securities available-for-sale	458,762	521,109
Accounts receivable, net	201,368	198,524
Due from unconsolidated joint business	107,156	117,342
Deferred tax assets	118,931	123,945
Inventory	311,395	496,349
Other current assets	67,767	66,545

Total current assets	1,568,164	1,838,664

Marketable securities available-for-sale	1,816,680	1,502,327
Property and equipment, net	1,297,862	1,252,783
Intangible assets, net	3,557,630	3,638,812
Goodwill	1,151,066	1,151,066
Investments and other assets	120,201	120,293

	$9,511,603	$9,503,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$78,382	$63,364
Deferred revenue	6,038	7,155
Current taxes payable	94,935	94,176
Accrued expenses and other	183,479	240,130

Total current liabilities	362,834	404,825

Notes payable	861,293	887,270
Long-term deferred tax liability	1,038,058	1,108,318
Other long-term liabilities	51,937	50,204
Commitments and contingencies	—	—
Shareholders’ equity
Convertible preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	171	166
Additional paid-in capital	8,029,360	7,801,170
Accumulated other comprehensive income	9,327	1,054
Deferred stock-based compensation	(53,261)	(2,141)
Accumulated deficit	(653,116)	(611,921)

	7,332,481	7,188,328
Less treasury stock, at cost	135,000	135,000

Total shareholders’ equity	7,197,481	7,053,328

	$9,511,603	$9,503,945

See accompanying notes to condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)
(in thousands)

	Three Months Ended
	March 31,
	2004	2003
Cash Flows from Operating Activities
Net Income (Loss)	$(41,198)	$41,200
Adjustments to reconcile net income (loss) to net cash provided from operating activities
Depreciation and amortization	104,707	3,100
Non-cash interest expense	14,716	9,948
Deferred income taxes and tax benefit from stock options	(32,581)	14,603
Realized gain on sale of marketable securities available-for-sale	(1,231)	(755)
Writedown of inventory to net realizable value	3,554	—
Impact of inventory step-up	188,813	—
Other	(606)	(35)
Changes in assets and liabilities, net:
Accounts receivable	(2,844)	2,009
Due from unconsolidated joint business	10,186	5,717
Inventory	(7,413)	(4,780)
Other current and other assets	(1,982)	2,105
Accrued expenses and other current liabilities	(36,776)	1,547
Deferred revenue	(1,117)	(17)
Other long-term liabilities	1,733	1,405

Net cash flows from operating activities	197,961	76,047

Cash Flows from Investing Activities
Purchases of marketable securities available-for-sale	(1,952,120)	(248,000)
Proceeds from sales and maturities of marketable securities available-for-sale	1,701,893	195,929
Acquisitions of property and equipment, net	(65,683)	(42,272)

Net cash flows from investing activities	(315,910)	(94,343)

Cash Flows from Financing Activities
Issuance of common stock and option exercises	105,884	4,278

Net cash flows from financing activities	105,884	4,278

Net decrease in cash and cash equivalents	(12,065)	(14,018)
Cash and cash equivalents, beginning of the period	314,850	350,129

Cash and cash equivalents, end of the period	$302,785	$336,111

See accompanying notes to condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

     We currently have four commercial products: AVONEX® (interferon beta-1a) for the treatment of relapsing multiple sclerosis, or MS; RITUXAN® (rituximab) and ZEVALIN® (ibritumomab tiuxetan), both of which treat certain B-cell non-Hodgkin’s lymphomas, or B-cell NHLs; and AMEVIVE® (alefacept) for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. We also receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control and for sales of RITUXAN outside the U.S. through our collaborator Genentech, Inc. RITUXAN is the trade name in the U.S., Canada, and Japan for the compound rituximab. In this form 10-Q, we refer to rituximab, RITUXAN, and MabThera collectively as RITUXAN, except where we have otherwise indicated. In addition, we have a pipeline of development stage products and a number of research programs in our core therapeutic areas and in other areas of interest.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows of Biogen Idec and its subsidiaries. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. Interim results are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation

     The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated. On November 12, 2003, we completed our merger with Biogen, Inc. and changed our name to Biogen Idec Inc. (see Note 2, Merger of IDEC Pharmaceuticals Corporation and Biogen, Inc.) Our results of operations for the three months ended March 31, 2003 include only the results of operations of the former IDEC Pharmaceuticals Corporation.

     Inventories

     Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (“FIFO”) method. Included in inventory are raw materials used in the production of pre-clinical and clinical products which are expensed as research and development costs when consumed. The components of inventories are as follows:

	March 31,	December 31,
(In thousands)	2004	2003
Raw materials	$40,317	$36,247
Work in process	152,171	443,666
Finished goods	118,907	16,436

	$311,395	$496,349

     We periodically review our inventories for excess or obsolete inventory and write down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual realizable value is less than that estimated by us, additional inventory write-downs may be required. We wrote down $3.6 million of unmarketable inventory during the first three months of 2004, which was charged to cost of product revenues and consisted of $2.1 million related to AVONEX and $1.5 million related to AMEVIVE. The inventory was written down to net realizable value when it was determined that the inventory did not meet quality specifications.

     Intangible Assets and Goodwill

     In connection with our merger with Biogen, Inc. (see Note 2), we recorded intangible assets related to patents, trademarks, and core technology as part of the purchase price. These intangible assets were initially recorded at fair value, and at March 31, 2004 are net of accumulated amortization. Intangible assets related to out-licensed patents and core technology are amortized over their estimated useful lives, ranging from 12 to 21 years, based on the greater of straight-line basis or economic consumption. These amortization costs are included in “Amortization of acquired intangible assets” in the accompanying consolidated statements of income. Intangible assets related to trademarks have indefinite lives, and as a result are not amortized, but are subject to periodic review for impairment.

     Goodwill associated with the merger with Biogen, Inc. represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for by the purchase method of accounting. Goodwill is not amortized, but rather subject to periodic review for impairment. Goodwill is reviewed at least annually and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable.

     As of March 31, 2004, intangible assets and goodwill, net of accumulated amortization, are as follows:

		Historical	Accumulated
(in thousands)	Estimated Life	Cost	Amortization	Net
Out-licensed patents	12 years	$578,000	$18,463	$559,537
Core/developed technology	15-21 years	3,022,000	95,577	2,926,423
Trademarks & tradenames	Indefinite	64,000	—	64,000
In-licensed patents		9,482	1,812	7,670

Total		$3,673,482	$115,852	$3,557,630

Goodwill	Indefinite	$1,151,066	—	$1,151,066

     Revenue Recognition and Accounts Receivable

     SEC Staff Accounting Bulletin No. 101 (“SAB 101”), superceded by SAB 104, provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 104 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectibility is reasonably assured, and requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. We believe that our revenue recognition policies are in compliance with SAB 104.

     For the first three months of 2003, our product sales consisted solely of sales of ZEVALIN, our radioimmunotherapy product which was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of certain B-cell NHLs, in February 2002. We have retained all United States marketing and distribution rights to ZEVALIN and have granted marketing and distribution rights outside the United States to Schering AG. As a result of our merger with Biogen, Inc., our product sales in the first three months of 2004 also include sales of AVONEX and AMEVIVE.

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

     Revenues from unconsolidated joint business arrangement consist of our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech, reimbursement from Genentech of our RITUXAN-related sales force and development expenses and royalties which are paid to Genentech for sales of rituximab outside the United States by F. Hoffman-LaRoche, or Roche, and Zenyaku Kogyo Ltd., or Zenyaku. Under the copromotion arrangement, all U.S. sales of RITUXAN and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking U.S. net sales of RITUXAN to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We record our Roche royalty revenue with a one-quarter lag.

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

     In June 2003, the EITF issued EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” effective for arrangements entered into or modified after June 30, 2003. EITF 00-21 establishes an approach to be used in determining when a revenue arrangement that involves multiple deliverables should be divided into separate units of accounting for revenue recognition purposes, if separation of an arrangement is appropriate, and how the arrangement consideration should be allocated to the identified accounting units. The adoption of EITF 00-21 has not had a material effect on our financial statements.

     Accounting for Stock Based Compensation

     We have several stock-based compensation plans. We apply APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for our plans and apply Statement of Financial Accounting Standards No. 123 “Accounting for Stock Issued to Employees” (“SFAS 123”) for disclosure purposes only. The SFAS 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations.

     If compensation cost for grants issued in the first three months of 2004 and 2003 under the stock-based compensation plans, including costs related to prior years grants, had been determined based on SFAS 123, our pro forma net income, and pro forma earnings per share for the three months ended March 31, would have been as follows:

	Three Months Ended
	March 31,
(In thousands, except per share data)	2004	2003
Reported net income (loss)	$(41,198)	$41,200
Stock based compensation included in net income (loss)	2,921	—
Pro forma stock compensation expense, net of tax	(12,428)	(11,059)

Pro forma net income (loss)	$(50,705)	$30,141

Reported basic earnings (loss) per share	$(0.12)	$0.27
Pro forma basic earnings (loss) per share	$(0.15)	$0.19
Reported diluted earnings (loss) per share	$(0.12)	$0.24
Pro forma diluted earnings (loss) per share	$(0.15)	$0.17

     The fair value of each option granted under our equity plans and each purchase right granted under our employee stock purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Option Grants
	2004	2003
Expected dividend yield	0%	0%
Expected stock price volatility	44%	48%
Risk-free interest rate	3.4%	3.4%
Expected option life in years	5.4	6.5

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 did not apply to awards prior to 1995. Additional awards in future years are anticipated.

     Reclassification

     Certain reclassifications of prior period amounts have been made to conform to the current year presentation.

2. Merger of IDEC Pharmaceuticals Corporation and Biogen, Inc.

     On November 12, 2003, IDEC Pharmaceuticals Corporation and Biogen, Inc. entered into a merger transaction resulting in Biogen, Inc. becoming a wholly-owned subsidiary of IDEC Pharmaceuticals Corporation. The business combination was treated as an acquisition of Biogen, Inc. by IDEC Pharmaceuticals Corporation for accounting purposes. In connection with the merger, IDEC Pharmaceuticals Corporation changed its name to Biogen Idec Inc. Biogen Idec’s primary focus is to create new standards of care in oncology and immunology.

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

     The purchase price was as follows (table in thousands):

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

$3,664,000

     The estimated fair value attributed to core technology, which relates to Biogen, Inc.’s existing FDA-approved products, was determined based on a discounted forecast of the estimated net future cash flows to be generated from the technology. The estimated fair value attributed to core technology is being amortized over 15 to 21 years which is the estimated period over which cash flows will be generated from the technology.

     The estimated fair value attributed to patents represents only those patents from which Biogen, Inc. derived cash flows through contractual third-party out-licensing activity and not patents related to Biogen, Inc.’s current product portfolio or in-process research projects. The estimated fair value was determined based on a discounted forecast of the estimated net future cash flows to be generated from the patents. The estimated fair value attributed to patents is being amortized over 12 years which is the estimated period over which cash flows will be generated from the patents.

     The amount allocated to in-process research and development represents an estimate of the fair value of purchased in-process technology for research projects that, as of the date of the merger, had not reached technological feasibility and have no alternative future use. Only those research projects that had advanced to a stage of development where management believed reasonable net future cash flow forecasts could be prepared and a reasonable likelihood of technical success existed were included in the estimated fair value. Accordingly, the in-process research and development primarily represents the estimated fair value of ANTEGREN, currently in Phase III development for Crohn’s disease and MS. The estimated fair value of the in-process research and development was determined based on a discounted forecast of the estimated net future cash flows for each project, adjusted for the estimated probability of technical success and FDA approval for each research project. In-process research and development, or IPR&D, was expensed immediately following consummation of the merger.

     Pro forma results of operations (unaudited)

     The following unaudited pro forma information presents a summary of the historical consolidated statements of income of IDEC Pharmaceuticals Corporation and Biogen, Inc. for the three months ended March 31, 2003, giving effect to the merger as if it occurred on January 1, 2003:

Three Months Ended
In thousands, except per share amounts	March 31, 2003
Product sales	$283,840
Total revenue	436,796
Net loss	(61,556)
Pro forma loss per share:
Basic	(0.19)
Diluted	(0.19)

     The pro forma net loss and loss per share for the period presented excludes the acquired IPR&D charge of $823 million. Amortization of the acquired intangibles is included on a straight-line basis. This unaudited pro forma information does not purport to indicate the results that would have actually been obtained had the merger been completed on the assumed date or for the period presented, or which may be realized in the future. To produce the pro forma financial information, Biogen Idec allocated the purchase price using its best estimates of fair value. These estimates are based on the information that was available at the purchase date.

3. Financial Instruments

     Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, requires that all derivatives be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We assess, both at its inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We also assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings to the extent significant. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in current earnings.

     We have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts have durations of ninety days to nine months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at March 31, 2004 was approximately $101.5 million. These contracts had a fair value of $1.0 million, representing an unrealized loss, and were included in other current liabilities at March 31, 2004.

     For the three months ended March 31, 2004, there were no significant amounts recognized in earnings due to hedge ineffectiveness or as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. We recognized $0.9 million of losses in product revenue and $0.2 million of losses in royalty revenue for the settlement of certain effective cash flow hedge instruments at March 31, 2004. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

4. Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income (loss), such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments, net of tax. Comprehensive income (loss) for the three months ended March 31, 2004 and 2003 was $(32.9) million and $41.1 million, respectively.

5. Earnings (Loss) per Share

     We calculate earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” or SFAS 128. SFAS 128 requires the presentation of “basic” earnings (loss) per share and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, net income is adjusted for the after-tax amount of interest associated with convertible debt, and the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and other convertible securities.

     Shares used in calculating basic and diluted earnings (loss) per share for the three months ending March 31, are as follows:

	Three Months Ended
	March 31,
(In thousands)	2004	2003
Numerator:
Net income (loss)	$(41,198)	$41,200
Adjustment for interest, net of interest capitalized, net of tax	—	1,271

Net income (loss) used in calculating diluted earnings (loss) per share	$(41,198)	$42,471
Denominator:
Weighted average number of common shares outstanding	333,699	154,673
Effect of dilutive securities:
Stock options	—	7,040
Convertible preferred stock	—	2,173
Convertible promissory notes due 2019	—	13,935
Convertible promissory notes due 2032	—	—

Dilutive potential common shares	—	23,148

Shares used in calculating diluted earnings (loss) per share	333,699	177,821

     Included in our net loss for the three months ended March 31, 2004 is $2.6 million of interest expense, net of tax, that would adjust net income in calculating diluted earnings per share had our convertible promissory notes not been anti-dilutive.

The dilutive potential common shares that would have been included at March 31, 2004 if we had net income would include 10.6 million common stock options, 0.7 million shares of restricted stock, 0.5 million shares of common stock from the assumed conversion of our convertible preferred stock, 13.1 million shares of common stock from the assumed conversion of our 20-year subordinated convertible promissory notes due 2019, and 8.7 million shares of common stock from the assumed conversion of our 30-year senior convertible promissory notes due 2032. Also excluded from the calculation of diluted earnings (loss) per share for the three months ended March 31, 2004 and 2003 were options to acquire 10.8 million and 11.9 million shares, respectively, of common stock that were antidilutive since their exercise price was greater than their market price at March 31, 2004.

6. Notes Payable

     Our notes payable are as follows:

	March 31,	December 31,
(In thousands)	2004	2003
20-year subordinated convertible promissory notes, due 2019 at 5.5%	$122,603	$151,772
30-year senior convertible promissory notes, due 2032 at 1.75%	738,690	735,498

	$861,293	$887,270

     In February 1999, we raised approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million, through the issuance of 20-year subordinated convertible promissory notes, or subordinated notes. Upon maturity, the subordinated notes will have an aggregate principal face value of $345 million.

     The subordinated notes were priced with a yield to maturity of 5.5% annually. Each $1,000 aggregate principal face value subordinated note is convertible at the holders’ option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36 per share. Additionally, the holders of the subordinated notes may require us to purchase the subordinated notes on February 16, 2009 or 2014 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, payable at our option in cash, our common stock or a combination thereof. We have the right to redeem at a price equal to the issue price plus the accrued original issue discount to the date of redemption all or a portion of the senior notes for cash at any time. In the first quarter of 2004, holders of subordinated notes with a face value of approximately $70.1 million elected to convert their subordinated notes to approximately 2.8 million shares of our common stock.

7. Other Income, Net

     Total other income, net consists of the following:

	March 31,
(In thousands)	2004	2003
Interest income	$14,326	$8,238
Interest expense	(3,809)	(4,928)
Other income	1,209	—

Total other income, net	$11,726	$3,310

     Other income for the three months ended March 31, 2004 consists primarily of gains on sales of our marketable securities available-for-sale of approximately $1.2 million.

8. Income Taxes

Our effective tax rate for the three months ended March 31, 2004 was 42.9% compared to 38% for the comparable period in 2003. Our effective tax rate in the first quarter of 2004 was higher than the normal statutory rate primarily due to the acquisition-related intangible amortization expenses and inventory fair value adjustments arising from purchase accounting related to foreign jurisdictions. Our effective tax rate in the first quarter of 2003 was higher than the normal statutory rate primarily due to state taxes. We expect that our effective tax rate in the future will continue to be higher than the normal statutory rate as a result of amortization of intangibles and inventory fair value adjustments. We have net operating loss and tax credit carryforwards for federal and state income tax purposes available to offset future taxable income. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate that this annual limitation will result only in a slight deferral in the utilization of our net operating loss carryforwards and tax credits.

9. Unconsolidated Joint Business Arrangement

     In June 2003, we amended our collaboration agreement with Genentech to include the development and commercialization of one or more humanized anti-CD20 antibodies targeting B-cell disorders for a broad range of indications in addition to RITUXAN. The original collaboration agreement was entered into in 1995 for the clinical development and commercialization of RITUXAN. Under the terms of the amended and restated agreement, we continue to receive a share of the operating profits in the U.S. from RITUXAN and will share in operating profits or losses in the U.S. relating to any new products developed under the agreement.

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

     The amended collaboration agreement provides that, upon the occurrence of a Biogen Idec change-in-control as described in the agreement, Genentech may present an offer to us to purchase our rights to RITUXAN. We must then accept Genentech’s offer or purchase Genentech’s rights to RITUXAN for an amount proportioned (using the profit sharing ratio between us) to Genentech’s offer. If Genentech presents such an offer in such a situation, then Genentech will be deemed concurrently to have exercised a right, in exchange for a share in the operating profits or net sales in the U.S. of any new products developed under the agreement, to purchase our interest in each such product.

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

     Revenues from unconsolidated joint business arrangement for the three months ended March 31 consist of the following:

	Three Months Ended
	March 31,
In thousands	2004	2003
Copromotion profits	$101,140	$92,524
Reimbursement of selling and development expenses	6,637	3,699
Royalty revenue on sales of RITUXAN outside the U.S., including royalties received directly from Roche	26,178	14,688

	$133,955	$110,911

10. Litigation

     On September 10, 2001, we filed a lawsuit in the federal district court in the Southern District of California against Corixa Corporation, or Corixa, GlaxoSmithKline PLC, or Glaxo, (Corixa’s marketing partner) and the University of Michigan seeking declaratory judgment that ZEVALIN and its use in the treatment of various B-cell NHLs does not infringe certain issued U.S. patents licensed to Corixa regarding products and processes relating to radioimmunotherapy, also known as the Kaminski patents, and a further declaration that Corixa’s patents are invalid. On September 12, 2001, Corixa, Glaxo and the University of Michigan filed a lawsuit in the federal district court in the District of Delaware against us for patent infringement. On February 27, 2004 the parties entered into a Memorandum of Agreement for Settlement, or the Settlement Memorandum, to settle all outstanding disputes. The terms of the Settlement Memorandum include mutual releases and dismissal with prejudice of all claims and counterclaims in the current litigation between the parties, with each party bearing their own costs, expenses and fees. In addition, the parties will enter into worldwide, non-exclusive licenses, with a right to sublicense, under the patents in suit for the life of such patents. In the fourth quarter of 2003, we recorded charges of $20 million, which we will pay in settlement of all outstanding claims in the litigation upon execution of a definitive settlement and license agreement, which is expected to be concluded by the end of May. In addition, we will pay royalties on U.S. net sales of ZEVALIN and may pay a one-time payment in the future subject to the attainment of a certain net sales level of ZEVALIN in the U.S.

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

     On July 15, 2003, Biogen, Inc., along with Genzyme Corporation and Abbott Bioresearch Center, Inc., filed suit against Trustees of Columbia University, or Columbia, in the City of New York in the United States District Court for the District of Massachusetts, contending that we no longer have any obligation to pay royalties to Columbia on sales of our products under a 1993 License Agreement between us and Columbia related to U.S. Patent Nos. 4,399,216; 4,634,665; and 5,179,017, also referred to as the Original Patents, or under a newly issued patent, U.S. Patent No. 6,455,275, also referred to as the ‘275 patent. In our suit, we are seeking a declaratory judgment that we have no obligation to pay any further royalties under the license agreement because the Original Patents have expired and the ‘275 patent is invalid and unenforceable; and that Columbia should be permanently enjoined from demanding any further royalties based on the ‘275 patent or on any pending continuations, continuations-in-part, or divisional applications of the Original Patents. Columbia has taken the position that we still owe it royalties under the license agreement on the basis of the ‘275 patent which was issued on September 24, 2002, over two years after the expiration of the Original Patents, and that we are in breach of the License Agreement due to an alleged failure to pay royalties under the ‘275 patent. We are currently seeking to have the court enjoin Columbia from terminating the License Agreement until the underlying patent dispute is resolved. In the event that we are unsuccessful in the present litigation, we may be liable for damages suffered by Columbia with respect to withheld royalties and such other relief as Columbia may seek and be granted by the Court. In the second quarter 2003, as a result of an assessment of the invalidity of the ‘275 patent, Biogen, Inc. determined that it was probable that no additional amounts would be paid to Columbia.

     Along with most other major pharmaceutical and biotechnology companies, Biogen, Inc. was named as a defendant in a lawsuit filed by each of the County of Suffolk, New York, the County of Westchester, New York, and the County of Rockland, New York. All three cases are pending in the U.S. District Court for the District of Massachusetts. The complaints allege that the defendants overstated the Average Wholesale Price for drugs for which Medicaid provides reimbursement, also referred to as Covered Drugs, marketed and promoted the sale of Covered Drugs to providers based on the providers ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs, provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs, and overcharged Medicaid for illegally inflated Covered Drugs reimbursements. The complaints further allege that the defendants failed to accurately report the “best price” on the Covered Drugs to New York’s Medicaid program. Under Medicaid, pharmaceutical and biotechnology companies agree to pay Medicaid programs a rebate for each product reimbursed by Medicaid. The amount of the rebate is often the difference between the average manufacturers price and the best price reported by companies to the Medicaid program. Plaintiffs claim that they were harmed because they could have allotted the dollars that they wrongfully spent on Medicaid to other public needs. Plaintiffs have brought the actions under the Racketeering Influence and Corrupt Organizations Act, or RICO, and for breach of contract, unjust enrichment, unfair trade practices, Medicaid fraud, common law fraud, and violation of each of the federal Medicaid Statute, the New York Social Services Law and the New York Department of Health Regulations. In September 2003, Biogen, Inc. joined other named defendants in filing with the U.S. District Court for the District of Massachusetts a Motion to Dismiss the Amended Suffolk County Complaint. In December 2003, the plaintiffs withdrew the RICO claims from the Suffolk County case. We intend to vigorously defend ourselves against all of the allegations and claims in these lawsuits. As a result, an estimate of any potential loss or range of loss cannot be made at this time.

     On June 25, 2003, prior to the effective date of the merger, a suit was filed in the Superior Court of California, County of San Diego, on behalf of a purported class of Biogen, Inc. stockholders against Biogen, Inc., IDEC Pharmaceuticals Corporation and certain members of Biogen, Inc.’s board of directors alleging, among other things, that the members of Biogen, Inc.’s board of directors breached their fiduciary duties of candor, loyalty, due care, independence, good faith and fair dealing by tailoring the structural terms of the merger to meet the specific needs of IDEC Pharmaceuticals Corporation rather than attempting to obtain the highest price reasonably available for Biogen, Inc. In April 2004, the court approved the settlement of the suit. Under the settlement, we disclosed certain additional information in the joint proxy statement/ prospectus in the registration statement on Form S-4 filed by IDEC Pharmaceuticals Corporation in connection with the merger and paid $200,000 in legal fees to the plaintiffs’ attorneys.

     In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.

11. Share Repurchase Program

     In February 2004, our Board of Directors authorized the repurchase of up to 12 million shares of our common stock. The repurchased stock will provide us with treasury shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. To date, we have not repurchased any of our common stock under the program.

12. Segment Information

     We operate in one segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care. Our chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment. We currently have four commercial products: AVONEX for the treatment of relapsing MS, RITUXAN and ZEVALIN, both of which treat certain B-cell NHLs, and AMEVIVE for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. We also receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control including sales of RITUXAN outside the U.S. Revenues are primarily attributed from external customers to individual countries where earned based on location of the customer or licensee.

13. Guarantees

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

     We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2004.

14. Deferred Stock Based Compensation

     In February 2004, we granted a total of 1.2 million shares of restricted common stock to employees under our 2003 Omnibus Equity Plan. The restricted stock will vest 100% three years from the grant date, provided the employee remains continuously employed with us. During the vesting period, shareholders have full voting rights, even though the restricted stock remains subject to certain transfer restrictions and will be forfeited upon termination of employment prior to vesting. At March 31, 2004, deferred stock based compensation related to restricted stock was $51 million and was included in shareholders’ equity. For the three months ended March 31, 2004, we recorded $2.6 million of stock compensation charges related to the restricted stock.

15. Severance obligations

     In 2003, we accrued $10.2 million related to restructuring costs associated with the relocation of our European headquarters. During the three months ended March 31, 2004, we recorded an additional $1 million accrual and made payments of $2 million related to this restructuring relocation obligation. At March 31, 2004 we had a remaining accrual of approximately $9.2 million related to this restructuring relocation obligation.

     In 2003, we accrued $2.1 million related to restructuring costs related to severance obligations for certain employees in our Cambridge facilities, and incurred an additional $0.8 million of charges in the first three months of 2004. At March 31, 2004 we had a remaining accrual of approximately $2.7 million related to these severance obligations.

     During the first three months of 2004, we recorded charges of $3.2 million related to severance obligations for certain employees in our San Diego facilities. At March 31, 2004 we had a remaining accrual of approximately $2.8 million related to these severance obligations.

16. Pension

     In connection with our merger, we assumed Biogen, Inc.’s tax-qualified defined benefit pension plan. Prior to November 13, 2003, we did not have a pension plan. The pension plan provides benefits to all of Biogen, Inc.’s U. S. employees based on compensation credits and interest credits to participants’ accounts using a cash balance method. We also assumed Biogen, Inc.’s unfunded supplemental retirement benefit plan which covers a select group of highly compensated U. S. employees. The plans are noncontributory with benefit formulas based on employee earnings and credited years of service. Biogen, Inc.’s funding policy for the plans has been to contribute amounts deductible for federal income tax purposes. Funds contributed to the plans have been invested in fixed income and equity securities. At October 31, 2003,

Biogen, Inc. ceased allowing new participants into the plans.

We have requested Internal Revenue Service approval to terminate the pension plan. We credited participants’ cash balance accounts under the pension plan in respect of compensation and interest earned through December 31, 2003. No further compensation credits will be made, but interest credits will be made until the pension plan is terminated and benefits are distributed to participants.

     We terminated the supplemental retirement benefit plan as of April 1, 2004. We credited participants’ accounts under the supplemental retirement benefit plan in respect to compensation and interest earned through December 31, 2003. No further compensation credits will be made, but interest credits will be made until the supplemental retirement benefit plan is terminated.

     There were no significant interest or service costs during the period ending March 31, 2004 related to these plans. As of March 31, 2004 we had a liability of $29.6 million related to these plans.

17. New Accounting Pronouncements

     EITF 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, was issued in March 2004. EITF 03-06 is intended to clarify what is a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for reporting periods beginning after March 31, 2004 and could require the restatement of previously reported EPS. We are evaluating the impact of EITF 03-06 on our financial statements.

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

     We currently have four commercial products: AVONEX® (interferon beta-1a) for the treatment of relapsing multiple sclerosis, or MS; RITUXAN® (rituximab) and ZEVALIN® (ibritumomab tiuxetan), both of which treat certain B-cell NHLs; and AMEVIVE® (alefacept) for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. We acquired AVONEX and AMEVIVE from Biogen, Inc. We also receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control including sales of RITUXAN outside the U.S. RITUXAN is the trade name in the U.S., Canada and Japan for the compound rituximab. In this Form 10-Q, we refer to rituximab, RITUXAN and MabThera collectively as RITUXAN, except where we have otherwise indicated. In addition, we have a pipeline of development stage products and a number of research programs in our core therapeutic areas and in other areas of interest.

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

     Comparisons of the three months ended March 31, 2004 are made to the results of operations of IDEC Pharmaceuticals Corporation for the three months ended March 31, 2003, which only include the historical results of IDEC Pharmaceuticals Corporation.

Results of Operations

     Revenues

	Three Months Ended
	March 31,
(In thousands)	2004	2003
Product sales
United States	$257,949	$5,663
Rest of world	114,588	—

Total product sales	372,537	5,663
Unconsolidated joint business revenue	133,955	110,911
Royalty	25,213	—
Corporate partner	10,037	672

Total revenues	$541,742	$117,246

Product Sales

	Three Months Ended
	March 31,
(In thousands)	2004	2003
AVONEX	$354,718	$—
ZEVALIN	4,832	5,663
AMEVIVE	12,987	—

Total product sales	$372,537	$5,663

     For the three months ended March 31, 2004, sales of AVONEX generated worldwide revenues of $354.7 million, of which $240.1 million was generated in the United States and $114.6 million in the rest of the world, primarily the European Union, or EU. Product sales from AVONEX represent approximately 65% of our total revenues in the first three months of 2004.

     In the first quarter of 2004, sales of ZEVALIN generated revenues of $4.8 million in the U.S. as compared to $5.7 million in the first quarter of 2003. Outside the U.S., we have licensed our marketing rights in ZEVALIN to Schering AG. In January 2004, the European Agency for the Evaluation of Medicinal Products, or EMEA, the regulatory authority in the EU, granted marketing approval of ZEVALIN in the EU for the treatment of adult patients with CD20+ follicular B-cell NHL who are refractory to or have relapsed following treatment with RITUXAN. We expect to record revenue from sales of ZEVALIN in the EU in the second quarter of 2004. Product sales from ZEVALIN represented approximately 1% and 5% of our total revenues in the first three months of 2004 and 2003, respectively.

     In the first quarter of 2004, sales of AMEVIVE generated revenues of $13 million, substantially all in the U.S. Product sales from AMEVIVE represent approximately 2% of our total revenues in the first quarter of 2004.

     We anticipate that our total product sales in 2004 will be substantially higher than 2003, since revenues from sales of AVONEX and AMEVIVE will be included in our results of operations for all of 2004 as opposed to 2003 when revenues from sales of AVONEX and AMEVIVE were included in our results of operations only for the period from November 13, 2003 through December 31, 2003.

     See also the risks affecting revenues described in “Forward-Looking Information and Risk Factors That May Affect Future Results — Our Revenues Rely Significantly on a Limited Number of Products” and “Forward-Looking Information and Risk Factors That May Affect Future Results — Our Long-Term Success Depends Upon Increased Accepting of ZEVALIN and AMEVIVE, as well as the Development and Commercialization of Additional Products.”

Unconsolidated Joint Business Revenue

     RITUXAN was the first monoclonal antibody approved by the U.S. Food and Drug Administration, or FDA, for a cancer therapy indication. RITUXAN is approved for the treatment of various B-cell NHLs. RITUXAN is marketed in the U.S. in collaboration with Genentech, Inc. All U.S. sales of RITUXAN and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis. Our share of copromotion profits from U.S. sales was $101.1 million in the first quarter of 2004 compared to $92.5 million in the first quarter of 2003. F. Hoffman-La Roche Ltd. sells rituximab outside the U.S., except in Japan, where it copromotes RITUXAN in collaboration with Zenyaku Kogyo Co. Ltd., or Zenyaku. We received royalties on sales of rituximab outside of the U.S. of $26.2 million in the first quarter of 2004 as compared to $14.7 million in the first quarter of 2003, which we include under “Unconsolidated Joint Business Revenue” in our Condensed Consolidated Statements of Income.

     Revenues from unconsolidated joint business arrangement for the three months ended March 31, 2004 and 2003, consist of the following:

	Three Months Ended
	March 31,
(In thousands)	2004	2003
Copromotion profits	$101,140	$92,524
Reimbursement of selling and development expenses	6,637	3,699
Royalty revenue on sales of RITUXAN outside the U.S., including royalties received directly from Roche	26,178	14,688

	$133,955	$110,911

     Under our agreement with Genentech, our current pretax copromotion profit-sharing formula has two tiers. We earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. We began recording our profit share at the higher percentage during the first quarter of 2004.

     RITUXAN net sales to third-party customers in the U.S. recorded by Genentech for the three months ended March 31, 2004 and 2003 amounted to $361.8 million and $310 million, respectively. The increase was primarily due to increased market penetration in treatments of B-cell NHLs and chronic lymphocytic leukemia and increases in the wholesale price of RITUXAN effective March 2004.

     Our royalty revenue on sales of rituximab outside the U.S. is based on Roche and Zenyaku’s net sales to third-party customers and is recorded with a one-quarter lag. The increase in royalty revenues within revenues from our unconsolidated joint business arrangement in the first quarter of 2004 is due to higher sales of RITUXAN outside the U.S. resulting from increased penetration of foreign markets, including Canada and Japan.

     Total unconsolidated joint business revenue represented 25% and 95% of our total revenues for the three months ended March 31, 2004 and 2003, respectively.

Royalty Revenue

     We receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control. Our royalty revenues on sales of rituximab outside the U.S. are included in “Unconsolidated Joint Business Revenue” in our Condensed Consolidated Statements of Income. For the three months ended March 31, 2004, we received approximately $25.2 million in royalty revenues representing 5% of total revenues.

     Royalty revenues may fluctuate as a result of fluctuations in sales levels of products sold by our licensees from quarter to quarter. We anticipate that total royalty revenues in 2004 will be substantially higher than 2003, since royalty revenues from former Biogen, Inc. will be included in our results of operations for all of 2004 as opposed to 2003 when royalty revenues from former Biogen, Inc. were included in our results of operations only for the period from November 13, 2003 through December 31, 2003.

Corporate Partner Revenues

     Corporate partner revenues consist of contract revenues and license fees. Corporate partner revenues totaled $10 million and $0.6 million for the first three months of 2004 and 2003, respectively. Corporate partner revenues represented approximately 2% and 1% of total revenues in for the first quarter of 2004 and 2003, respectively. The increase in corporate partner revenues is primarily due to a $10 million payment from Schering AG for the EMEA grant of marketing approval of ZEVALIN in the EU in the first quarter of 2004. The payment represented, in part, a milestone payment to compensate us for the preparing, generating, and collecting data that was critical to the EMEA marketing approval process.

Operating Costs and Expenses

	Three Months Ended
	March 31,
(In thousands)	2004	2003
Cost of sales	$254,767	$852
Research and development	159,150	31,910
Selling, general and administrative	130,830	21,342
Amortization of acquired intangibles	80,860	—

Total operating costs and expenses	$625,607	$54,104

Cost of Sales

     For the three months ended March 31, 2004, total cost of sales was $254.8 million consisting of product cost of sales of $253.5 million and cost of royalty revenues of $1.3 million. In the first quarter of 2004, product cost of sales consisted of $239.5 million related to AVONEX, $1.4 million related to ZEVALIN and $9.4 million related to AMEVIVE. Included in product cost of sales was approximately $194.4 million in fair market value purchase accounting adjustments related to AVONEX and AMEVIVE. We expect that approximately $103.5 million in fair market value purchase accounting adjustments related to AVONEX and AMEVIVE will be included in product cost of sales in the remainder of 2004. In November 2003, we recorded the inventory that we acquired from Biogen, Inc. at its estimated fair value. The increase to fair market value was recognized as cost of product sales when the acquired inventory was sold or written-down. Also included in product cost of sales were write-downs of commercial inventory that did not meet quality specifications or became obsolete due to dating expiration, in all cases this product inventory was written down to its net realizable value. We wrote down $3.6 million of unmarketable inventory during the first three months of 2004, which was charged to cost of product revenues and consisted of $2.1 million related to AVONEX and $1.5 million related to AMEVIVE. The inventory was written-down to net realizable value when it was determined that the inventory did not meet quality specifications. We have encountered problems in manufacturing our pre-filled syringe formulation of AVONEX. If these problems were to continue and we were unable to find a solution, we are likely to incur additional charges and could potentially experience an interruption in the supply of AVONEX.

     In the first quarter of 2003 cost of sales consisted primarily of contractual royalties owed on ZEVALIN sales.

     Gross margin on product sales, which includes inventory written-down to its net realizable value, was approximately 32% in the first quarter of 2004. Gross margin on product sales was approximately 85% for the three months ended March 31, 2003. During the fourth quarter of 2003, we recorded the inventory that we acquired from Biogen, Inc. at its estimated fair value. The increase in fair market value was recognized as cost of product sales when the acquired inventory was sold or written-down. As a result, gross margin on product sales decreased significantly from 2003. We expect that gross margins will increase significantly during 2004 after remaining inventory acquired from Biogen, Inc. at its estimated fair value is sold. Excluding the increase in fair market value related to purchase accounting of $194.4 million and the effects of writedowns of commercial inventory to net realizable value of $3.6 million, gross margins of product sales would have been 84% in the first quarter of 2004. We expect that gross margins will fluctuate in the future based on changes in product mix, write-downs of excess or obsolete inventories and new product initiatives. Gross margin on royalty revenues were approximately 95% for the first quarter of 2004. We expect that gross margins on royalty revenues will fluctuate in the future based on changes in sales volumes for specific products from which we receive royalties.

Research and Development Expenses

     Research and development expenses totaled $159.2 million in the first three months of 2004 compared to $31.9 million in the comparable period of 2003. Research and development increased $127.3 million, or 399%, and is primarily related to the acquisition of Biogen, Inc., which contributed approximately $114 million of research and development expenses during the first three months of 2004. The remaining increase consisted of $2.4 million related to our ongoing clinical trials, primarily relating to oncology development, increased depreciation and infrastructure costs of $7.1 million related to the expansion of our manufacturing and research facilities, and $3.6 million of increased expenses related to our global quality initiatives.

     Research and development expenses will continue to increase significantly in 2004 compared to 2003 as a result of the merger. Additionally, we expect to incur significant manufacturing and production costs in 2004 for the regulatory approval process and the anticipated launch of ANTEGREN® (natalizumab). We are preparing to submit applications for approval of ANTEGREN as a treatment for MS to the FDA and EMEA. We also expect to continue incurring additional research and development expenses due to: preclinical and clinical testing of our various products under development; the expansion or addition of research and development programs; technology in-licensing; and regulatory-related expenses.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses totaled $130.8 million for the first three months of 2004 compared to $21.3 million in the comparable period of 2003. Selling, general and administrative expenses increased $109.5 million, or 513%, for the three months ended March 31, 2004 and was almost entirely related to the acquisition of Biogen, Inc. which contributed approximately $108.5 million of selling, general and administrative expenses during the first three months of 2004.

     During the period we recorded charges of $3.2 million related to severance obligations for certain employees affected by the merger in our San Diego facilities, and we incurred an additional $1 million related to restructuring costs associated with the relocation of our European headquarters. At March 31, 2004 we had accrued approximately $9.2 million related to this relocation restructuring obligation and $2.8 million related to severance obligations to certain employees affected by the merger in our San Diego facilities.

     We anticipate that total selling, general, and administrative expense in 2004 will be substantially higher than 2003, since selling, general and administrative expenses related to support of AVONEX and AMEVIVE will be included in our results of operations for all of 2004 as opposed to 2003 when selling, general administrative expenses related to support of AVONEX and AMEVIVE were included in our results of operations only for the period from November 13, 2003 through December 31, 2003. Additionally, we expect to incur significant selling, general and administration costs in 2004 as we prepare for the anticipated launch of ANTEGREN.

Other Income, Net

	March 31,
(In thousands)	2004	2003
Interest income	$14,326	$8,238
Interest expense	(3,809)	(4,928)
Other income	1,208	—

Total other income, net	$11,726	$3,310

     Interest income totaled $14.3 million for the three months ended March 31, 2004 compared to $8.2 million for the comparable period of 2003. The increase in interest income is primarily due to higher cash balances resulting from our merger with Biogen, Inc. Interest income levels that may be achieved in the future are, in part, dependent upon market conditions.

     Interest expense totaled $3.8 million for the first three months of 2004 compared to $4.9 million in the first three months of 2003. The decrease in interest expense in the first three months of 2004 compared to the comparable period of 2003 is primarily due to the capitalization of $1.6 million of interest costs in the first three months of 2004 largely related to the development of a consolidated research and development and administration campus in San Diego, California and our large-scale manufacturing facility in Oceanside, California.

     Other income for the three months ended March 31, 2004 consists primarily of gains on sales of our marketable securities available for sale of approximately $1.2 million.

Amortization of Intangible Assets

     For the first three months of 2004, we recorded amortization expense of $80.9 million related to the intangible assets of $3.7 billion acquired in the merger with Biogen, Inc. Intangible assets consist of $3.0 billion in core technology, $578 million in out-licensed patents and $64 million in trademarks. Amortization of the core technology is provided over the estimated useful lives of the technology ranging from 15 to 21 years, based on the greater of straight-line or economic consumption. Amortization of the patents is provided over the remaining lives of the patents of 12 years. Trademarks have an indefinite life and, as such, are not amortized.

Income Tax Provision (Benefit)

     Our effective tax rate for the three months ended March 31, 2004 was 42.9% compared to 38% for the comparable period in 2003. Our effective tax rate in the first quarter of 2004 was higher than the normal statutory rate primarily due to the acquisition-related intangible amortization expenses and inventory fair value adjustments arising from purchase accounting related to foreign jurisdictions. Our effective tax rate in the first quarter of 2003 was higher than a normal statutory rate primarily due to state taxes. We expect that our effective tax rate in the future will continue to be higher than a normal statutory rate as a result of amortization of intangibles and inventory fair value adjustments. We have net operating loss and tax credit carryforwards for federal and state income tax purposes available to offset future taxable income. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate that this annual limitation will result only in a slight deferral in the utilization of our net operating loss carryforwards and tax credits.

Net Income (Loss)

     For the three months ended March 31, 2004, results of operations provided a net loss of $(41.2) million compared to net income of $41.2 million for the comparable period of 2003. The decrease in net income is primarily attributable to the recognition of product cost of sales on AVONEX and AMEVIVE inventory recorded at fair value upon the acquisition of Biogen, Inc., and the amortization of intangible assets.

Financial Condition

     We have financed our operating and capital expenditures principally through profits and other revenues from our joint business arrangement with Genentech related to the sale of RITUXAN, sales of AVONEX, AMEVIVE and ZEVALIN, sales of equity securities, royalty revenues, corporate partner revenues, debt financing transactions and interest income. We expect to finance our current and planned operating requirements principally through cash on hand, which includes the proceeds from the April and May 2002 issuance of our senior notes, funds from our joint business arrangement with Genentech related to the sale of RITUXAN, funds from commercial sales of AVONEX, AMEVIVE and ZEVALIN, and funds from royalties and funds from existing collaborative agreements and contracts. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. Our working capital and capital requirements will depend upon numerous factors, including: the continued commercial success of AVONEX and RITUXAN; the commercial success of AMEVIVE and ZEVALIN; timing and expense of obtaining regulatory approvals for new products including ANTEGREN, and the cost of launching new products; funding and timing of payments related to several significant capital projects, the progress of our preclinical and clinical testing; fluctuating or increasing manufacturing requirements and research and development programs; levels of resources that we need to devote to the development of manufacturing, sales and marketing capabilities, including resources devoted to the marketing of AVONEX, RITUXAN, AMEVIVE, ZEVALIN and future products; technological advances; status of products being developed by competitors; our ability to establish collaborative arrangements with other organizations; and working capital required to satisfy the put options related to our senior notes and subordinated notes.

     Until required for operations, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and United States government instruments and other readily marketable debt instruments in accordance with our investment policy.

     Cash, cash equivalents and securities available-for-sale increased to $2.6 billion at March 31, 2004 from $2.3 billion at December 31, 2003, primarily as a result of cash provided by our operating activities and stock option exercises. Our operating activities generated $198 million of cash for the three months ended March 31, 2004 as compared to $76 million for the comparable period of 2003. Net cash from operating activities includes our net loss of $41.2 million, which was offset by noncash charges of $3.6 million related to the writedown of inventory to net realizable value, a $188.8 million impact on sales of inventory recorded at fair value upon the acquisition of Biogen, and $104.7 million of depreciation and amortization, including amortization of acquired intangibles. Our investing activities utilized $315.9 million of cash in the three months ended March 31, 2004 compared to $94.3 million for the comparable period of 2003, and included uses of $65.7 million to fund construction projects and purchase real property and equipment, including our research and development and administration campus in San Diego and manufacturing facility in Oceanside, and $250.2 million of net cash used in purchases of available-for-sale securities. Cash generated from financing activities included $105.9 million from the issuance of common stock under employee stock option and stock purchase plans during the first quarter of 2004, compared to $4.3 million for the first quarter of 2003. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuation in the market value of our stock relative to the price of the options.

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

     In February 1999, we raised through the issuance of our subordinated notes, approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million. The subordinated notes are zero coupon and were priced with a yield to maturity of 5.5% annually. Upon maturity, the subordinated notes will have an aggregate principal face value of $345 million. Each $1,000 aggregate principal face value subordinated note is convertible at the holders’ option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36. The holders of the subordinated notes may require us to purchase the subordinated notes on February 16, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with us having the option to repay the subordinated notes plus accrued original issue discount in cash, common stock or a combination of cash and stock. We have the right to redeem at a price equal to the issue price plus the accrued original issue discount to the date of redemption all or a portion of the subordinated notes for cash at any time. In the first quarter of 2004, holders of subordinated notes with a face value of approximately $70.1 million elected to convert their subordinated notes to approximately 2.8 million shares of our common stock.

     In September 2001, we purchased approximately 42.6 acres of land in San Diego, California for approximately $31.7 million in cash where we are building a consolidated research and development and administration campus. Construction is expected to be completed in the fourth quarter of 2004 at an estimated total cost of $177 million. As of March 31, 2004, we have invested approximately $81 million in the construction of this campus.

     In September 2000, we purchased a 60-acre site in Oceanside, California for approximately $18.9 million in cash. In December 2002, we purchased an additional 27 acres of land at the Oceanside site for $7.9 million in cash. We are building a large-scale manufacturing facility at this location, which we anticipate using to manufacture commercial products currently in clinical trials if they are approved by the FDA. We anticipate the new facility to be mechanically completed in 2005, followed by commissioning and validation targeted for 2006. Total capitalized costs of this facility upon completion are estimated to be $424 million. As of March 31, 2004, we have invested approximately $319 million in the construction of this large-scale manufacturing facility.

     In February 2004, our Board of Directors authorized the repurchase of up to 12 million shares of our common stock. The repurchased stock will provide us with treasury shares of general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. To date, we have not repurchased any common stock under the program.

     In April 2004, we made payments of $12.8 million and $4.2 million to Vetter Pharma-Fertigung Gmbh &Co. KG for the achievement of certain milestones achieved under the terms of our supply agreement for reserving certain capacity at Vetter’s fill-finish facility. These payments will be recorded in other assets on our Condensed Consolidated Balance Sheets and amortized over their economic useful life.

Legal Matters

     On September 10, 2001, we filed a lawsuit in the federal district court in the Southern District of California against Corixa Corporation, GlaxoSmithKline (Corixa’s marketing partner) and the University of Michigan seeking declaratory judgment that ZEVALIN and its use in the treatment of various B-cell NHLs does not infringe certain issued U.S. patents licensed to Corixa regarding products and processes relating to radioimmunotherapy, also known as the Kaminski patents, and a further declaration that Corixa’s patents are invalid. On September 12, 2001, Corixa, Glaxo and the University of Michigan filed a lawsuit in the federal district court in the District of Delaware against us for patent infringement. On February 27, 2004 the parties entered into a Memorandum of Agreement for Settlement, or the Settlement Memorandum, to settle all outstanding disputes. The terms of the Settlement Memorandum include mutual releases and dismissal with prejudice of all claims and counterclaims in the current litigation between the parties, with each party bearing their own costs, expenses and fees. In addition, the parties will enter into worldwide, non-exclusive licenses, with a right to sublicense, under the patents in suit for the life of such patents. In the fourth quarter of 2003, we recorded charges of $20 million, which we will pay in settlement of all outstanding claims in the litigation upon execution of a definitive settlement and license agreement, which is expected to be concluded by the end of May. In addition, we will pay royalties on U.S. net sales of ZEVALIN and may pay a one-time payment in the future subject to the attainment of a certain net sales level of ZEVALIN in the U.S.

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

     On July 15, 2003, Biogen, Inc., along with Genzyme Corporation and Abbott Bioresearch Center, Inc., filed suit against Trustees of Columbia University in the City of New York in the United States District Court for the District of Massachusetts, contending that we no longer have any obligation to pay royalties to Columbia on sales of our products under a 1993 License Agreement between us and Columbia related to U.S. Patent Nos. 4,399,216; 4,634,665; and 5,179,017, also referred to as the Original Patents, or under a newly issued patent, U.S. Patent No. 6,455,275, also referred to as the ‘275 patent. In our suit, we are seeking a declaratory judgment that we have no obligation to pay any further royalties under the license agreement because the Original Patents have expired and the ‘275 patent is invalid and unenforceable; and that Columbia should be permanently enjoined from demanding any further royalties based on the ‘275 patent or on any pending continuations, continuations-in-part, or divisional applications of the Original Patents. Columbia has taken the position that we still owe it royalties under the license agreement on the basis of the ‘275 patent which was issued on September 24, 2002, over two years after the expiration of the Original Patents and that we are in breach of the License Agreement due to an alleged failure to pay royalties under the ‘275 patent. We are currently seeking to have the court enjoin Columbia from terminating the License Agreement until the underlying patent dispute is resolved. In the event that we are unsuccessful in the present litigation, we may be liable for damages suffered by Columbia with respect to withheld royalties and such other relief as Columbia may seek and be granted by the Court. In the second quarter 2003, as a result of an assessment of the invalidity of the ‘275 patent, Biogen, Inc. determined that it was probable that no additional amounts would be paid to Columbia.

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

     On June 25, 2003, prior to the effective date of the merger, a suit was filed in the Superior Court of California, County of San Diego, on behalf of a purported class of Biogen, Inc. stockholders against Biogen, Inc., IDEC Pharmaceuticals Corporation and certain members of Biogen, Inc.’s board of directors alleging, among other things, that the members of Biogen, Inc.’s board of directors breached their fiduciary duties of candor, loyalty, due care, independence, good faith and fair dealing by tailoring the structural terms of the merger to meet the specific needs of IDEC Pharmaceuticals Corporation rather than attempting to obtain the highest price reasonably available for Biogen, Inc. In April 2004, the court approved the settlement of the suit. Under the settlement, we disclosed certain additional information in the joint proxy statement/ prospectus in the registration statement on Form S-4 filed by IDEC Pharmaceuticals Corporation in connection with the merger and paid $200,000 in legal fees to the plaintiffs’ attorneys.

     In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.

CRITICAL ACCOUNTING ESTIMATES

     We incorporate by reference the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. Changes to the policies since December 31, 2003 are included below.

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

Derivatives and hedging activities

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

     We use foreign currency forward contracts to manage foreign currency risk and do not engage in currency speculation. We use these forward contracts to hedge certain forecasted transactions denominated in foreign currencies. SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”, requires that all derivatives be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We assess, both at its inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings to the extent significant. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in current earnings. Under this policy, and in accordance with SFAS 133, earnings may vary if the forecasted transaction does not occur, or if there is material hedge ineffectiveness or if the hedge ceases to be highly effective.

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

New Accounting Pronouncements

     EITF 03-06, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share, was issued in March 2004. EITF 03-06 is intended to clarify what is a participating security and how to apply the two-class method of computing EPS once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. EITF 03-06 is effective for reporting periods beginning after March 31, 2004 and could require the restatement of previously reported EPS. We are evaluating the impact of EITF 03-06 on our financial statements.

CONTROLS AND PROCEDURES

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

     As a result of the merger with Biogen, Inc. and the relocation of our corporate headquarters to Cambridge, Massachusetts, we made a number of changes in our internal controls over financial reporting during the first quarter of 2004 that, in the aggregate, have materially affected our internal control over financial reporting. The changes consisted of continuing to add certain Biogen, Inc. internal controls to our internal controls, to combine certain of our internal controls with Biogen, Inc. internal controls, to replace certain of our internal controls with Biogen, Inc. internal controls, and related changes to information systems used in financial reporting. The evaluation of the effectiveness of our disclosure controls and procedures described in the preceding paragraph by our principal executive officer and principal financial officer included an evaluation of our internal control over financial reporting and they have concluded that our internal controls over financial reporting were adequate and effective as of the end of the period covered by this report.

Use of Non-GAAP Financial Measures

     We use a pro forma gross margin of product sales measure in the “Cost of Sales” section. This is a non-GAAP financial measure. The most directly comparable GAAP financial measure as well as the reconciliation between the non-GAAP financial measure and the GAAP financial measure is presented in the discussion of the non-GAAP financial measure. Management believes that the non-GAAP financial measure provides useful information to investors. In particular, management believes that the non-GAAP financial measure allows investors to monitor and evaluate our ongoing operating results and trends and gain a better understanding of our past performance as well as period-to-period performance.

Forward-Looking Information and Risk Factors That May Affect Future Results

     The SEC encourages public companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Reference is made in particular to forward-looking statements regarding the anticipated level of future product sales, royalty revenues, expenses and profits, anticipated regulatory filings and product launches, the anticipated outcome of pending or anticipated litigation and patent-related proceedings, facility expansion and the value of investments in certain marketable securities. These and all other forward-looking statements are made based on our current belief as to the outcome and timing of such future events. Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed below and elsewhere in this report. Although we believe that the risks described below represent all material risks currently applicable to our business, additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition and results of operations. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

     Our Revenues Rely Significantly on a Limited Number of Products

     Our current and future revenues depend substantially upon continued sales of our commercial products. Revenues related to sales of two of our products, AVONEX and RITUXAN, represented approximately 90% of our total revenues in the first quarter of 2004. We cannot assure you that these products will continue to be accepted in the U.S. or in any foreign markets or that sales of either of these products will not decline in the future. A number of factors may affect the rate and level of market acceptance of these products, including:

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

     Given our current reliance on these products as the principal sources of our revenue, any material adverse developments with respect to the commercialization of either of these products may cause our revenue to grow at a slower than expected rate, or even decrease, in the future. For example, we have encountered problems in manufacturing our pre-filled syringe formulation of AVONEX. As a result, we have had to write-down and recall a number of batches for failure to meet specifications. If these problems were to continue and we were unable to find a solution, we could experience an interruption in the supply of AVONEX which could materially adversely affect AVONEX sales, see “We Are Subject to Risks Related to the Products that We Manufacture” and “We Rely to a Large Extent on Third Parties in the Manufacturing of Our Products.”

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

     We are preparing to submit applications for approval of ANTEGREN in the U.S. and EU as a treatment for MS. Our efforts to submit the filings and to achieve the approvals necessary to launch ANTEGREN could be hindered if unexpected new data arises or if we encounter difficulties in our discussions with the FDA or other regulatory authorities, or if other hurdles arise.

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

     AVONEX competes in the U.S. and EU markets primarily with three products: BETASERON®, sold by Berlex in the U.S. and sold under the name BETAFERON® by Schering A.G. in the EU; REBIF®, which is co-promoted by Serono, Inc. and Pfizer Inc. in the U.S. and sold by Serono AG in the EU. REBIF; and COPAXONE® glatiramer acetate, sold by Teva Neuroscience, Inc. in the U.S. and co-promoted by Teva and

Aventis Pharma in the EU. A number of companies, including us, are working to develop products to treat MS that may in the future compete with AVONEX. We are preparing to submit applications for approval of ANTEGREN in the U.S. and EU as a treatment for MS. AVONEX also faces competition from off-label uses of drugs approved for other indications. Some of our current competitors are also working to develop alternative formulations for delivery of their products which may in the future compete with AVONEX.

     RITUXAN received designation as an Orphan Drug from the FDA for the treatment of relapsed or refractory low-grade or follicular, CD20+ B-cell NHLs. Marketing exclusivity resulting from this Orphan Drug designation expires in November 2004. ZEVALIN received designation as an Orphan Drug from the FDA for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell non-Hodgkin’s lymphoma, including patients with RITUXAN refractory follicular NHL. Marketing exclusivity resulting from this Orphan Drug designation expires in February 2009. RITUXAN is typically used after patients fail to respond or relapse after treatment with traditional radiation therapy or standard chemotherapy regimes, such as CVP and CHOP. ZEVALIN is typically used after patients fail to respond or relapse following treatment with RITUXAN. ZEVALIN competes with BEXXAR® (tositumomab, iodine I-131 tositumomab), a radiolabeled molecule developed by Corixa and Glaxo. BEXXAR received FDA approval in June 2003 to treat patients with CD20+, follicular, NHL, with and without transformation, whose disease is refractory to RITUXAN and has relapsed following chemotherapy. A number of other companies, including us, are working to develop products to treat B-cell NHLs and other forms of non-Hodgkin’s lymphoma that may ultimately compete with RITUXAN and ZEVALIN.

AMEVIVE competes with several different types of therapies including:

•	traditional therapies for moderate-to-severe chronic plaque psoriasis, such as oral retinoids, steroids, methotrexate, cyclosporin, PUVA and UVB radiation.

•	RAPTIVA® (efalizumab), a drug co-developed by Genentech and Xoma Corporation that was approved by the FDA in November 2003 to treat moderate-to-severe psoriasis. Serono has an exclusive license to RAPTIVA in the EU and other countries and has filed for regulatory approval of the drug in the EU.

•	ENBREL® (etanercept), a drug sold by Amgen, Inc. and Wyeth Pharmaceuticals, Inc. that was approved by the FDA to treat moderate-to-severe psoriasis in April 2004.

•	drugs approved for other indications that are used to treat psoriasis. Among these drugs are REMICADE® (infliximab) and HUMIRA® (adalimumab). REMICADE, which is sold worldwide by Centocor, Inc., a subsidiary of Johnson & Johnson, as a treatment for other indications, including rheumatoid arthritis, is currently in a Phase 2 proof of concept study as a potential treatment for psoriasis. HUMIRA, which is sold by Abbott Laboratories, or Abbott, is approved to treat rheumatoid arthritis. Abbott is undertaking clinical trials in psoriasis and psoriatic arthritis.

     In addition, a number of other companies, including us, are working to develop products to treat psoriasis that may ultimately compete with AMEVIVE.

     We are Subject to Risks Related to the Products that We Manufacture

     We manufacture and expect to continue to manufacture our own commercial requirements of bulk AVONEX, AMEVIVE and ANTEGREN and the ZEVALIN bulk antibody. Our inability to successfully manufacture bulk product and to maintain regulatory approvals of our manufacturing facilities would harm our ability to timely produce commercial supplies of AVONEX, AMEVIVE, ANTEGREN and ZEVALIN. Problems with manufacturing processes could result in product defects or manufacturing failures, which could require us to delay shipment of products, recall products previously shipped or could impair our ability to supply products at all. For example, we have encountered problems in manufacturing our pre-filled syringe formulation of AVONEX. As a result, we have had to write-down and recall a number of batches for failure to meet specifications. If these problems were to continue and we were unable to find a solution, we are likely to have to incur additional charges and could potentially experience an interruption in the supply of AVONEX. In the past, we have also had to incur expenses for other products that failed to meet specifications. Similar charges may occur in the future. In addition, any prolonged interruption in the operations of our manufacturing facilities could result in cancellations of shipments or loss of product in the process of being manufactured. Because our manufacturing processes are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. To the extent we cannot produce our own biologics, we will need to rely on third-party manufacturers, of which there are only a limited number capable of manufacturing biologics products as contract suppliers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers. Even if we were to reach agreement, the transition of the manufacturing process to a third party to enable commercial supplies could take a significant amount of time.

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

     We also source all of our fill-finish and final product storage operations, along with a substantial portion of our packaging operations of the components used with our products, to a concentrated group of third party contractors. The manufacture of products and product components, fill-finish, packaging and storage of our products require successful coordination among ourselves and multiple third-party providers. Our inability to coordinate these efforts, the lack of capacity available at the third party contractor or any other problems with the operations of these third party contractors could require us to delay shipment of saleable products, recall products previously shipped or could impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share and damage our reputation. We are aware, for example, that we would have limited near term capacity to fill/finish the lyophilized formulation of AVONEX if the pre-filled formulation were to become unavailable. As a result, if problems with our pre-filled syringe formulation of AVONEX were to continue and we were unable to find a solution, we could experience an interruption in the supply of AVONEX. Any third party we use to fill-finish, package or store our products to be sold in the U.S. must be licensed by the FDA. As a result, alternative third party providers may not be readily available on a timely basis.

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

Royalty Revenues Contribute to Our Overall Profitability and Are Not Within Our Control

     Royalty revenues contribute to our overall profitability. Royalty revenues may fluctuate as a result of disputes with licensees, collaborators and partners, future patent expirations and other factors such as pricing reforms, health care reform initiatives, other legal and regulatory developments and the introduction of competitive products that may have an impact on product sales by our licensees and partners. In addition, sales levels of products sold by our licensees, collaborators and partners may fluctuate from quarter to quarter due to the timing and extent of major events such as new indication approvals or government-sponsored programs. Since we are not involved in the development or sale of products by our licensees, collaborators and partners, we cannot be certain of the timing or potential impact of factors which may affect their sales. In addition, the obligation of licensees to pay us royalties generally terminates upon expiration of the related patents. For a further discussion of future patent expirations affecting certain royalty revenues, see “Business — Principal Licensed Products” and “Business — Patents and Other Proprietary Rights” sections of Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

     Our Operating Results Are Subject to Significant Fluctuations

     Our quarterly revenues, expenses and operating results have fluctuated in the past and are likely to fluctuate significantly in the future. Fluctuation may result from a variety of factors, including:

•	demand and pricing for our products;

•	physician and patient acceptance of our products;

•	amount and timing of sales orders for our products;

•	our achievement of product development objectives and milestones;

•	research and development and manufacturing expenses;

•	clinical trial enrollment and expenses;

•	our manufacturing performance and capacity and that of our partners;

•	percentage of time that our manufacturing facilities are utilized for commercial versus clinical manufacturing;

•	rate and success of product approvals;

•	costs related to obtain product approvals and launching new products;

•	timing of regulatory approval, if any, of competitive products and the rate of market penetration of competing products;

•	expenses related to protecting our intellectual property;

•	expenses related to litigation and settlement of litigation;

•	payments made to acquire new products or technology;

•	government or private healthcare reimbursement policies;

•	collaboration obligations and copromotion payments we make or receive;

•	timing and nature of contract manufacturing and contract research and development payments and receipts;

•	expenses of integration relating to our merger with Biogen, Inc.;

•	interest rate fluctuations;

•	foreign currency exchange rates; and

•	overall economic conditions.

     Our operating results during any one quarter do not necessarily suggest the anticipated results of future quarters.

We Are Subject to Pricing Pressures and Uncertainties Regarding Healthcare Reimbursement and Reform

     In the U.S., many pharmaceutical and biologic products are subject to increasing pricing pressures, including pressures arising from recent Medicare reform. Our ability to commercialize products successfully depends in part on the extent to which health care providers are reimbursed by governmental agencies, including the Centers for Medicare and Medicaid Services, or CMS, private health insurers and other organizations, such as Health Maintenance Organizations, or HMOs, for the cost of such products and related treatments. In addition, if current or any future level of Medicare reimbursement for our products is not viewed favorably by health care providers, then they may not prescribe our products.

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

     Recent reforms in Medicare added a prescription drug reimbursement beginning in 2006 for all Medicare beneficiaries. In the meantime, a temporary drug discount card program is being established for Medicare beneficiaries. The federal government, through its enormous purchasing power under these programs, is likely to demand discounts from pharmaceutical and biotechnology companies that may implicitly create price controls on prescription drugs. On the other hand, the drug benefit may increase the volume of pharmaceutical drug purchases, offsetting at least in part these potential price discounts. In addition, Managed Care Organizations, or MCOs, HMOs, Preferred Provider Organizations, or PPOs, institutions and other government agencies continue to seek price discounts. MCOs, HMOs and PPOs and private health plans will administer the Medicare drug benefit, leading to managed care and private health plans influencing prescription decisions for a larger segment of the population. In addition, certain states have proposed and certain other states have adopted various programs to control prices for their seniors’ and low income drug programs, including price or patient reimbursement constraints, restrictions on access to certain products, importation from other countries, such as Canada, and bulk purchasing of drugs.

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

     We are aware that others, including various universities and companies working in the biotechnology field, have filed patent applications and have been granted patents in the U.S. and in other countries claiming subject matter potentially useful to our business. Some of those patents and patent applications claim only specific products or methods of making such products, while others claim more general processes or techniques useful or now used in the biotechnology industry. There is considerable uncertainty within the biotechnology industry about the validity, scope and enforceability of many issued patents in the U.S. and elsewhere in the world, and, to date, there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. We cannot currently determine the ultimate scope and validity of patents which may be granted to third parties in the future or which patents might be asserted to be infringed by the manufacture, use and sale of our products

     There has been, and we expect that there may continue to be significant litigation in the industry regarding patents and other intellectual property rights. Litigation, including our current patent litigation with Columbia University, and other proceedings concerning patents and other intellectual property rights may be protracted, expensive and distracting to management. Competitors may sue us as a way of delaying the introduction of our products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time consuming and could harm our business. We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Conversely, litigation may be necessary in some instances to determine the validity, scope and/or noninfringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights, or, conversely, hinder our ability to market our products. See “Forward Looking Information and Risk Factors that May Affect Future Results — Failure to Comply with Government Regulations or Prevail in Litigation Could Harm Our Business”; see also the section entitled “Legal Matters” elsewhere in Managements’ Discussion and Analysis of Financial Condition and Results of Operations for a description of litigation regarding our patents and other proprietary rights.

Failure to Comply with Government Regulations or Prevail in Litigation Could Harm Our Business

     Pharmaceutical companies have been the target of lawsuits and investigations including: those with claims asserting antitrust violations, claims asserting violations of the Federal False Claim Act, Anti-Kickback Act, the Prescription Drug Marketing Act or other violations in connection with Medicare and/or Medicaid reimbursement, derivative actions, product liability claims, disputes over intellectual property rights (including patents), and claims under state laws, including state anti-kickback and fraud laws. Public companies may also be the subject of certain other types of claims, including those asserting violations of securities laws or related to environmental matters. If lawsuits or investigations of this type are brought against us and we are not successful in defending ourselves or asserting our rights, our business could be harmed. For example, we may not be successful in defending ourselves or asserting our rights in our current Average Wholesale Price litigation in the U.S. District Court for the District of Massachusetts, and our current patent litigation with Columbia University. See the section entitled “Litigation” in “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a description of litigation regarding our patents and other proprietary rights.

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

     We may choose to enter into one or more of these transactions at any time, which may cause substantial fluctuations to the market price of our stock. Moreover, depending upon the nature of any transaction, we may experience a charge to earnings, which could also harm the market price of our common stock.

     Volatility of Our Stock Price

     The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the market price of our common stock fluctuated between $36.94 per share and $59.21 per share during the quarter ended March 31, 2004. The market price of our common stock likely will continue to fluctuate due to a variety of factors, including:

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

•	we are subject to Section 203 of the Delaware General Corporation Law which provides that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in Section 203;

•	our stockholder rights plan is designed to cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors;

•	our board of directors has the authority to issue, without vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of common stock;

•	our collaboration agreement with Genentech provides Genentech with the option to buy the rights to RITUXAN and retain control of any additional anti-CD20 products developed under the collaboration in the event that we undergo a change of control, which may limit our attractiveness to potential acquirors;

•	our collaboration agreement with Elan Corporation, or Elan, provides Elan with the option to buy the rights to ANTEGREN in the event that we undergo a change of control, which may limit our attractiveness to potential acquirors;

•	under the terms of our convertible promissory notes any acquiror would be required to repurchase the notes for cash in connection with an acquisition of us before 2007;

•	our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year and

•	our bylaws provide that, until November 12, 2006, the affirmative vote of at least 80% of our board of directors (excluding directors who are serving as an officer or employee) will be required to remove William H. Rastetter, Ph.D. from his position as our Executive Chairman and to remove James C. Mullen as our Chief Executive Officer and President.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

The section entitled “Litigation” in “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q is incorporated into this item by reference.

Item 2. Changes in Securities and Use of Proceeds

In February 2004, our Board of Directors authorized the repurchase of up to 12 million shares of our common stock. As of March 31, 2004, we had not repurchased any shares under the program.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(i)	On January 12, 2004, we filed a Current Report on Form 8-K/A (Item 7(b)) containing the requisite pro forma financial information giving effect to the Merger with Biogen, Inc. as a purchase of Biogen, Inc. by us within 60 days after the date that we filed the Current Report on Form 8-K (Item 7(a)) with the requisite financial statements of Biogen, Inc. as an acquired business.

(ii)	On February 12, 2004, we filed a Current Report on Form 8-K to furnish a press release under Item 12 of Form 8-K that included non-GAAP financial measures for completed fiscal periods.

(iii)	On February 18, 2004, we filed a Current Report on Form 8-K to file a press release under Item 5 of Form 8-K announcing that we, along with Elan Corporation, intend to submit to the FDA an application for approval of ANTEGREN® (natalizumab) as a treatment for MS in mid-year 2004.

(iv)	On March 4, 2004, we filed a Current Report on Form 8-K to furnish a press release and transcript of a conference call related to the press release under Item 12 of Form 8-K that included non-GAAP financial measures for completed fiscal periods.

(v)	On March 25, 2004, we filed a Current Report on Form 8-K (Item 5) announcing that James C. Mullen, our Chief Executive Officer and President, and Mary L. Good, one of our directors, entered into Rule 10b-1 Sales Plans.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN IDEC INC.

May 6, 2004
/s/ Peter N. Kellogg

Peter N. Kellogg
Executive Vice President, Finance
and Chief Financial Officer