Form 10-Q
period 2004-06-30
BIOGEN IDEC INC
filed 2004-08-09
CIK 875045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes ☒         No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):

Yes ☒         No ☐

The number of shares of the registrant’s Common Stock, $0.0005 par value, outstanding as of July 9, 2004 was 338,392,783 shares.

BIOGEN IDEC INC.

FORM 10-Q – Quarterly Report

For the Quarterly Period Ended June 30, 2004

PART I

BIOGEN IDEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Product	$363,186	$4,980	$735,723	$10,642
Revenue from unconsolidated joint business	151,157	118,365	285,112	229,276
Royalties	24,297	—	49,510	—
Corporate partner	123	217	10,160	890

Total revenues	538,763	123,562	1,080,505	240,808

Costs and expenses:
Cost of product revenues	150,463	3,791	403,941	4,643
Cost of royalty revenues	1,266	—	2,555	—
Research and development	170,180	50,141	329,330	82,051
Selling, general and administrative	139,016	26,486	269,846	47,828
Amortization of acquired intangible assets	79,308	—	160,168	—

Total costs and expenses	540,233	80,418	1,165,840	134,522

Income (loss) from operations	(1,470)	43,144	(85,335)	106,286
Other income, net	6,413	3,253	18,139	6,563

Income (loss) before income tax provision (benefit)	4,943	46,397	(67,196)	112,849
Income tax provision (benefit)	4,116	17,631	(26,825)	42,883

Net income (loss)	$827	$28,766	$(40,371)	$69,966

Basic earnings (loss) per share	$0.00	$0.18	$(0.12)	$0.45

Diluted earnings (loss) per share	$0.00	$0.17	$(0.12)	$0.41

Shares used in calculating:
Basic earnings (loss) per share	337,018	155,171	336,084	154,924

Diluted earnings (loss) per share	350,279	176,135	336,084	175,893

See accompanying notes to condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$483,311	$314,850
Marketable securities available-for-sale	258,064	521,109
Accounts receivable, net	209,280	198,524
Due from unconsolidated joint business	121,966	117,342
Deferred tax assets	133,715	123,945
Inventories	232,765	496,349
Other current assets	68,499	66,545

Total current assets	1,507,600	1,838,664

Marketable securities available-for-sale	1,595,580	1,502,327
Property and equipment, net	1,354,016	1,252,783
Intangible assets, net	3,478,000	3,638,812
Goodwill	1,151,105	1,151,066
Investments and other assets	141,041	120,293

	$9,227,342	$9,503,945

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$85,817	$63,364
Deferred revenue	6,479	7,155
Current taxes payable	122,826	94,176
Accrued expenses and other	181,514	240,130

Total current liabilities	396,636	404,825

Notes payable	866,229	887,270
Long-term deferred tax liability	978,100	1,108,318
Other long-term liabilities	52,210	50,204
Commitments and contingencies	—	—
Shareholders’ equity
Convertible preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	171	166
Additional paid-in capital	8,089,392	7,801,170
Accumulated other comprehensive income (loss)	(16,138)	1,054
Deferred stock-based compensation	(46,680)	(2,141)
Accumulated deficit	(725,516)	(611,921)

	7,301,229	7,188,328
Less treasury stock, at cost	367,062	135,000

Total shareholders’ equity	6,934,167	7,053,328

	$9,227,342	$9,503,945

See accompanying notes to condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash Flows from Operating Activities
Net Income (Loss)	$(40,371)	$69,966
Adjustments to reconcile net income (loss) to net cash provided from operating activities
Depreciation and amortization	210,890	6,103
Non-cash interest expense	27,485	18,964
Deferred income taxes and tax (benefit) from stock options	(57,599)	26,136
Realized loss (gain) on sale of marketable securities available-for-sale	1,986	(1,652)
Write-down of inventory to net realizable value	11,879	—
Impact of inventory step-up	282,391	—
Other	(912)	(96)
Changes in assets and liabilities, net:
Accounts receivable	(10,756)	2,929
Due from unconsolidated joint business	(4,624)	(3,441)
Inventories	(30,686)	(4,754)
Other current and other assets	(30,973)	1,035
Accrued expenses and other current liabilities	(2,524)	(4,053)
Deferred revenue	(676)	—
Other long-term liabilities	2,006	2,160

Net cash flows from operating activities	357,516	113,297

Cash Flows from Investing Activities
Purchases of marketable securities available-for-sale	(2,424,287)	(589,698)
Proceeds from sales and maturities of marketable securities available-for-sale	2,551,343	521,551
Changes in restricted cash	—	(2,500)
Acquisitions of property and equipment, net	(143,763)	(109,425)

Net cash flows from investing activities	(16,707)	(180,072)

Cash Flows from Financing Activities
Purchase of treasury stock	(343,669)	—
Issuance of common stock and option exercises	132,941	9,184
Issuance of treasury stock for option exercises and employee stock purchase plan	38,380	—

Net cash flows from financing activities	(172,348)	9,184

Net increase (decrease) in cash and cash equivalents	168,461	(57,591)
Cash and cash equivalents, beginning of the period	314,850	350,129

Cash and cash equivalents, end of the period	$483,311	$292,538

See accompanying notes to condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     Overview

     On November 12, 2003, IDEC Pharmaceuticals Corporation and Biogen, Inc. entered into a merger transaction resulting in Biogen, Inc., or the Merger, becoming a wholly owned subsidiary of IDEC Pharmaceuticals Corporation. The Merger was treated as an acquisition of Biogen, Inc. by IDEC Pharmaceuticals Corporation for accounting purposes. In connection with the Merger, IDEC Pharmaceuticals Corporation changed its name to Biogen Idec Inc.

     Our primary focus is to create new standards of care in oncology and immunology. We currently have four commercial products: AVONEX® (interferon beta-1a) for the treatment of relapsing multiple sclerosis, or MS; RITUXAN® (rituximab) and ZEVALIN® (ibritumomab tiuxetan), both of which treat certain B-cell non-Hodgkin’s lymphomas, or B-cell NHLs; and AMEVIVE® (alefacept) for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. We acquired AVONEX and AMEVIVE from Biogen, Inc. We also receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control and for sales of RITUXAN outside the U.S. through our collaborator Genentech, Inc. RITUXAN is the trade name for the compound rituximab in the U.S., Canada and Japan. MabThera is the tradename for rituximab in the EU. In this Form 10-Q, we refer to rituximab, RITUXAN, and MabThera collectively as RITUXAN, except where we have otherwise indicated. In addition, we have a pipeline of development stage products and a number of research programs in our core therapeutic areas and in other areas of interest.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly our financial position, results of operations and cash flows as well as that of our subsidiaries. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. Interim results are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

     The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Principles of Consolidation

     The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries. We also consolidate a limited partnership investment, in which we are the majority investor. All material intercompany balances and transactions have been eliminated. On November 12, 2003, we completed the Merger and changed our name to Biogen Idec Inc. (see Note 2, Merger of IDEC Pharmaceuticals Corporation and Biogen, Inc.) Our results of operations for the three and six months ended June 30, 2003 include only the results of operations of the former IDEC Pharmaceuticals Corporation.

     Inventories

     Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. Included in inventory are raw materials used in the production of pre-clinical and clinical products which are expensed as research and development costs when consumed.

     The components of inventories are as follows (table in thousands):

	June 30,	December 31,
	2004	2003
Raw materials	$38,456	$36,247
Work in process	106,369	443,666
Finished goods	87,940	16,436

	$232,765	$496,349

     We capitalize inventory costs associated with certain products prior to regulatory approval, based on our judgment of probable future commercialization. We would be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies. At June 30, 2004, capitalized inventory related to ANTEGREN® (natalizumab), which has not yet received regulatory approval, was $1.2 million.

     We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual realizable value is less than that estimated by us, additional inventory write-downs may be required. For the three and six months ended June 30, 2004, we wrote down $8.3 million and $11.9 million, respectively, of unmarketable inventory which was charged to cost of product revenues. The write-downs for the three months ended June 30, 2004 consisted of $3.6 million related to AVONEX and $4.7 million of excess ZEVALIN commercial inventory that will not be marketable based on estimates of ZEVALIN demand. The write-downs for the six months ended June 30, 2004 consisted of the amounts written down in the three months ended June 30, 2004 plus an additional $2.1 million related to AVONEX and a $1.5 million related to AMEVIVE which were written down in the three months ended March 31, 2004. The AVONEX and AMEVIVE inventory was written down to net realizable value when it was determined that the inventory did not meet quality specifications. For the three and six months ended June 30, 2003, we wrote down a total of $3.1 million of ZEVALIN commercial inventory, which did not meet quality specifications.

     Intangible Assets and Goodwill

     In connection with the Merger, we recorded intangible assets related to patents, trademarks, and core technology as part of the purchase accounting. These intangible assets were initially recorded at fair value, and at June 30, 2004 are net of accumulated amortization. Intangible assets related to out-licensed patents and core technology are amortized over their estimated useful lives, ranging from 12 to 21 years, based on the greater of straight-line basis or economic consumption each period. These amortization costs are included in “Amortization of acquired intangible assets” in the accompanying condensed consolidated statements of income. Intangible assets related to trademarks have indefinite lives, and as a result are not amortized, but are subject to periodic review for impairment.

     Goodwill associated with the Merger represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for by the purchase method of accounting. Goodwill is not amortized, but rather subject to periodic review for impairment. Goodwill is reviewed annually and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable.

     As of June 30, 2004, intangible assets and goodwill, net of accumulated amortization, are as follows (table in thousands):

		Historical	Accumulated
	Estimated Life	Cost	Amortization	Net
Out-licensed patents	12 years	$578,000	$30,505	$547,495
Core/developed technology	15-21 years	3,022,000	162,843	2,859,157
Trademarks & tradenames	Indefinite	64,000	—	64,000
In-licensed patents		9,482	2,134	7,348

Total		$3,673,482	$195,482	$3,478,000

Goodwill	Indefinite	$1,151,105	$—	$1,151,105

     Revenue Recognition and Accounts Receivable

     SEC Staff Accounting Bulletin No. 104, or SAB 104, provides guidance on the recognition, presentation, and disclosure of revenue in financial statements. SAB 104 establishes the SEC’s view that it is not appropriate to recognize revenue until all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. This requires that both title and the risks and rewards of ownership be transferred to the buyer before revenue can be recognized. We believe that our revenue recognition policies are in compliance with SAB 104.

     For the three and six months ended June 30, 2003, our product sales consisted solely of sales of ZEVALIN, our radioimmunotherapy product which was approved by the U.S. Food and Drug Administration, or FDA, for the treatment of certain B-cell NHLs, in February 2002. We have marketing and distribution rights to ZEVALIN in the U.S. and have granted marketing and distribution rights outside the U.S. to Schering AG. As a result of the Merger, our product sales in the three and six months ended June 30, 2004 also include sales of AVONEX and AMEVIVE.

     Revenues from product sales are recognized when product is shipped and title and risk of loss has passed to the customer. Revenues are recorded net of applicable allowances for returns, rebates and other applicable discounts and allowances. We prepare our estimates for allowances for returns, rebates and other applicable discounts and allowances quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate.

     Revenues from unconsolidated joint business arrangement consist of our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech, reimbursement from Genentech of our RITUXAN-related sales force and development expenses and royalties which are paid to Genentech for sales of rituximab outside the United States by F. Hoffman-LaRoche, or Roche, and Zenyaku Kogyo Ltd., or Zenyaku. Under the copromotion arrangement, all U.S. sales of RITUXAN and associated costs and expenses are recognized by Genentech. We record our share of the pretax copromotion profits on a quarterly basis, as defined in our collaborative agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking U.S. net sales of RITUXAN to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers. We earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. The higher tier was achieved and we began recording our profit share at the higher percentage during the first quarter of 2004. We record our Roche royalty revenue with a one-quarter lag.

     In February 2002, the FASB Emerging Issues Task Force, or EITF, released EITF Issue No. 01-09, or EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”. EITF 01-09 states that cash consideration (including a sales incentive) given by a vendor to a customer is presumed to be a reduction of the selling prices of the vendor’s products or services and, therefore, should be characterized as a reduction of revenue when recognized in the vendor’s income statement, rather than a sales and marketing expense. We have various contracts with distributors that provide for discounts and rebates. Discounts and rebates under these contracts are classified as a reduction of revenue. We also maintain select customer service contracts with distributors and other customers in the distribution channel. In accordance with EITF 01-09, we have established that the customer receives an identifiable benefit and the fair value of these contracts and, as provided by EITF 01-09, classified these customer service contracts as sales and marketing expense instead of a reduction of revenue. If we had concluded that sufficient evidence of the fair value did not exist for these contracts, we would have been required to classify these costs as a reduction of revenue.

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

     Accounting for Stock Based Compensation

     We have several stock-based compensation plans. We apply APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for our plans and apply Statement of Financial Accounting Standards No. 123 “Accounting for Stock Issued to Employees,” or SFAS 123, as amended by FAS 148, for disclosure purposes only. The SFAS 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Stock-based compensation issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations.

     If compensation cost for awards issued in the three and six months ended June 30, 2004 and 2003 under the stock-based compensation plans, including costs related to prior years’ awards, had been determined based on SFAS 123 as amended, our pro forma net income, and pro forma earnings per share for the three and six months ended June 30, would have been as follows (table in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Reported net income (loss)	$827	$28,766	$(40,371)	$69,966
Stock based compensation included in net income (loss)	4,627	—	7,548	—
Pro forma stock compensation expense, net of tax	(14,529)	(12,752)	(26,930)	(23,811)

Pro forma net income (loss)	$(9,075)	$16,014	$(59,753)	$46,155

Reported basic earnings (loss) per share	$0.00	$0.18	$(0.12)	$0.45
Pro forma basic earnings (loss) per share	$(0.03)	$0.10	$(0.18)	$0.30
Reported diluted earnings (loss) per share	$0.00	$0.17	$(0.12)	$0.41
Pro forma diluted earnings (loss) per share	$(0.03)	$0.09	$(0.18)	$0.27

     The fair value of each option granted under our equity plans and each purchase right granted under our employee stock purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Option Grants
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	35%	48%	44%	48%
Risk-free interest rate	3.8%	2.4%	3.4%	2.8%
Expected option life in years	5.4	5.4	5.4	5.8

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 did not apply to awards prior to 1995. Additional awards in future years are anticipated.

     Reclassification

     Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

2. Merger of IDEC Pharmaceuticals Corporation and Biogen, Inc.

     On November 12, 2003, IDEC Pharmaceuticals Corporation and Biogen, Inc. entered into the Merger. The Merger was treated as an acquisition of Biogen, Inc. by IDEC Pharmaceuticals Corporation for accounting purposes. In connection with the Merger, IDEC Pharmaceuticals Corporation changed its name to Biogen Idec Inc.

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

     Purchase price

     The purchase price was as follows (table in thousands):

Fair value of Biogen Idec common stock	$6,480,339
Fair value of replacement stock options	295,399
Cash paid for fractional shares	27
Acquisition related costs	19,872

Total purchase price	$6,795,637

     The fair value of Biogen Idec’s shares used in determining the purchase price was $37.69 per share based on the average of the closing price of IDEC Pharmaceuticals Corporation’s common stock for the period two days before through two days after the announcement of the Merger on June 23, 2003. The fair value of Biogen Idec’s stock options issued was determined using the Black-Scholes option pricing model with the following assumptions: stock price of $37.69, which is the value ascribed to IDEC Pharmaceuticals Corporation’s common stock in determining the purchase price; volatility of 40%; risk-free interest rate of 1.8%; and an expected life of 4.0 years.

     Purchase price allocation

     The estimated purchase price has been allocated to the acquired tangible and intangible assets and liabilities based on their estimated fair values as of November 12, 2003, the date that the Merger was consummated (table in thousands):

Inventories	$706,957
Accounts receivable	216,221
Property, plant and equipment	713,719
Acquired identifiable intangible assets	3,664,000
Goodwill	1,151,105
In-process research and development	823,000
Deferred stock-based compensation	2,261
Other current and long-term assets	1,106,112
Assumed liabilities	(424,648)
Increase benefit plan liability to fair value	(26,650)
Deferred tax liabilities arising from fair value adjustments	(1,136,440)

Total purchase price	$6,795,637

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

     The amount allocated to in-process research and development, or IPR&D, represents an estimate of the fair value of purchased in-process technology for research projects that, as of the date of the Merger, had not reached technological feasibility and have no alternative future use. Only those research projects that had advanced to a stage of development where management believed reasonable net future cash flow forecasts could be prepared and a reasonable likelihood of technical success existed were included in the estimated fair value. Accordingly, IPR&D primarily represents the estimated fair value of ANTEGREN, which was in Phase III development for Crohn’s disease and MS at the time of the Merger. The estimated fair value of the IPR&D was determined based on a discounted forecast of the estimated net future cash flows for each project, adjusted for the estimated probability of technical success and FDA approval for each research project. IPR&D was expensed immediately following consummation of the Merger.

     Pro forma results of operations

     The following unaudited pro forma information presents a summary of the historical consolidated statements of income of IDEC Pharmaceuticals Corporation and Biogen, Inc. for the three and six months ended June 30, 2003, giving effect to the Merger as if it occurred on January 1, 2003 (table in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2003	June 30, 2003
Product sales	$298,129	$581,969
Total revenue	447,221	884,017
Net loss	(9,021)	(70,577)
Pro forma loss per share:
Basic	$(0.03)	$(0.22)
Diluted	$(0.03)	$(0.22)

     The pro forma net loss and loss per share for the periods presented exclude the acquired IPR&D charge of $823 million. Amortization of the acquired intangibles is included on a straight-line basis. This unaudited pro forma information does not purport to indicate the results that would have actually been obtained had the Merger been completed on the assumed date or for the period presented, or which may be realized in the future. To produce the pro forma financial information, Biogen Idec allocated the purchase price using its best estimates of fair value. These estimates are based on the information that was available at the purchase date.

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

     We have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts have durations of ninety days to six months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at June 30, 2004 was approximately $74.7 million. These contracts had a fair value of $0.1 million, representing an unrealized loss, and were included in other current liabilities at June 30, 2004.

     For the three and six months ended June 30, 2004, there were no significant amounts recognized in earnings due to hedge ineffectiveness or as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. We recognized approximately $ 0.2 million and $1.1 million of losses in product revenue for the settlement of certain effective cash flow hedge instruments for the three and six months ended June 30, 2004, respectively. We recognized approximately $0.1 million of gains and $0.1 million of losses in royalty revenue for the settlement of certain effective cash flow hedge instruments for the three and six months ended June 30, 2004, respectively. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

4. Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income (loss), such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments, net of tax. Comprehensive income (loss) for the three months ended June 30, 2004 and 2003 was $(24.6) million and $28.1 million, respectively. Comprehensive income (loss) for the six months ended June 30, 2004 and 2003 was $(57.6) million and $69.2 million, respectively.

5. Earnings (Loss) per Share

     We calculate earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” or SFAS 128, and EITF 03-6, “Participating Securities and the Two-Class Method Under SFAS 128.” SFAS 128 and EITF 03-06 together require the presentation of “basic” earnings (loss) per share and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed using the two-class method, wherein undistributed net income is allocated to the common stock and participating securities, based on their respective rights to share in dividends. We have determined that our preferred shares meet the definition of participating securities, and have allocated a portion of net income to our preferred shares on a pro rata basis. Net income allocated to preferred shares is excluded from the calculation of basic earnings (loss) per share. For basic earnings (loss) per share, net income (loss) available holders of common stock is divided by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings (loss) per share, net income is adjusted for the after-tax amount of interest associated with convertible debt and net income allocable to preferred shares, and the denominator includes both the weighted average number of shares of common stock outstanding and the number of dilutive common stock equivalents such as stock options and other convertible securities, to the extent they are dilutive.

     Basic and diluted earnings (loss) per share for the three and six months ending June 30 are calculated as follows (table in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Numerator:
Net income (loss)	$827	$28,766	$(40,371)	$69,966
Adjustment for net income allocable to preferred stock	1	397	—	968

Net income (loss) used in calculating basic earnings per share	826	28,369	(40,371)	68,998
Adjustment for interest, net of interest capitalized, net of tax	—	1,345	—	2,616
Add back net income allocable to preferred stock	1	—	—	—

Net income (loss) used in calculating diluted earnings (loss) per share	$827	$29,714	$(40,371)	$71,614

Denominator:
Weighted average number of common shares outstanding	337,018	155,171	336,084	154,924
Effect of dilutive securities:
Stock options	11,582	7,029	—	7,034
Restrictive stock awards	1,186	—	—	—
Convertible preferred stock	493	—	—	—
Convertible promissory notes due 2019	—	13,935	—	13,935

Dilutive potential common shares	13,261	20,964	—	20,969

Shares used in calculating diluted earnings (loss) per share	350,279	176,135	336,084	175,893

     Included in our net income (loss) for the three and six months ended June 30, 2004 is $2.3 million and $4.9 million, respectively, of interest expense, net of tax, that would adjust net income in calculating diluted earnings per share had our convertible promissory notes not been anti-dilutive. Excluded from the calculation of diluted earnings per share for the three months ended June 30, 2004 were 11.1 million shares of common stock from the assumed conversion of our 20-year subordinated convertible promissory notes due 2019, and 8.7 million shares of common stock from the assumed conversion of our 30-year senior convertible promissory notes due 2032, due to the fact that these convertible promissory notes were anti-dilutive. We had a net loss for the six months ended June 30, 2004. If we had net income during that period, we would have used the following dilutive securities to calculate dilutive earnings per share: options to acquire 11.1 million shares of common stock, 1.0 million shares of restricted stock, 0.5 million shares of common stock from the assumed conversion of our convertible preferred stock, 12.1 million shares of common stock from the assumed conversion of our convertible promissory notes due 2019, and 8.7 million shares of common stock from the assumed conversion of our convertible promissory notes due 2032. The following securities were excluded from the calculation of diluted earnings per share for the three months ended June 30, 2004 and would have been excluded from the calculation of diluted earnings per share for the six months ended June 30, 2004 had we not had a net loss for that period: options to acquire 3.4 million and 6.1 million shares, respectively, of common stock because their effect would be antidilutive, since their exercise price was greater than their market price at June 30, 2004.

     Included in our net income (loss) for the three and six months ended June 30, 2003 is $1.8 million and $3.5 million, respectively, of interest expense, net of tax, that would adjust net income in calculating diluted earnings per share had our convertible promissory notes due 2032 not been anti-dilutive. Also included in our net income (loss) for the three and six months ended June 30, 2003 is $0.4 million and $1.0 million, respectively, of income allocable to our convertible preferred shares that would adjust net income in calculating diluted earnings per share had our convertible preferred shares not been anti-dilutive. For the three and six months ended June 30, 2003, excluded from the calculation of diluted earnings (loss) per share were 8.7 million shares of common stock from the assumed conversion of our convertible promissory notes due 2032, and 2.2 million shares of common stock from the assumed conversion of our convertible preferred stock, which were anti-dilutive. For the three and six months ended June 30, 2003, excluded from the calculation of diluted earnings per share were options to acquire

13.7 million and 18.1 million shares, respectively, of common stock because their effect would be antidilutive since their exercise price was greater than their market price at June 30, 2003.

6. Collaborations

     In June 2004, we entered into a collaborative research and development agreement with Vernalis plc, or Vernalis, aimed at advancing research into Vernalis’ adenosine A2A receptor antagonist program, which targets Parkinson’s disease and other central nervous system disorders. Under the agreement, we receive exclusive worldwide rights to develop and commercialize Vernalis’ lead compound, V2006. We paid Vernalis an initial license fee of $10.0 million in July 2004, which was recorded in research and development expenses in the second quarter of 2004. Terms of the collaborative agreement may require us to make milestone payments upon the achievement of certain program objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration. We made an immediate investment of $5.5 million through subscription for 6,218,487 new Vernalis ordinary shares, representing 4.19 percent of Vernalis’ post-financing issued share capital, and have committed to purchase an additional $4.0 million in the event of future Vernalis financing. Excluding royalties, total potential payments to Vernalis could exceed $100.0 million.

     In June 2004, we entered into a license agreement with BioWa, Inc., or BioWa, for a worldwide, non-exclusive license for research purposes and a worldwide, exclusive license for development and commercialization purposes for certain BioWa intellectual property rights related to monoclonal antibodies. As part of the agreement, we have committed to paying BioWa amounts upon the achievement of certain research and clinical milestones. If all the milestones were to be achieved, we would be required to pay BioWa a total of $18.8 million plus royalties over the life of the agreement.

     In May 2004, we entered into a limited partnership agreement as a limited partner with MPM Bioventures III GP, LP, to create MPM Bioventures Strategic Fund, L.P, or the Strategic Fund. The purpose of the Strategic Fund is to make, manage, and supervise investments in relevant biotechnology companies with novel products or technologies that fit strategically with Biogen Idec. The Strategic Fund takes only minority positions in the equity of its investments, and does not seek to engage in day-to-day management of the entities. We have committed $65 million to the Strategic Fund over a three-year period. Through June 30, 2004, we have contributed $2.1 million to the Strategic Fund. We have consolidated the Strategic Fund in our condensed consolidated financial statements at June 30, 2004. There were no significant expenses related to the Strategic Fund included in our operating results through June 30, 2004.

     In April 2004, we became a limited partner in MPM Bioventures III-QP, LP, or the LP, a limited partnership that invests in entities that are engaged in the research, development, manufacture, marketing and/or sale of novel biological products or technologies. We have committed to contribute $4 million to the limited partnership. Through June 30, 2004, we have contributed $1.4 million into the LP, which is included in other assets in our condensed consolidated balance sheet at June 30, 2004.

     In the second quarter of 2004, we made payments totaling $17.0 million to Vetter Pharma-Fertigung Gmbh &Co. KG for the achievement of certain milestones achieved under the terms of our supply agreement for reserving certain capacity at Vetter’s fill-finish facility. Total payments to date of $22.7 million are recorded in other assets on our Condensed Consolidated Balance Sheets. The asset will be amortized over the units produced upon delivery to Biogen Idec. We have total potential milestone payments of approximately 16 million euros remaining as part of the agreement.

7. Notes Payable

     Our notes payable are as follows (table in thousands):

	June 30,	December 31,
	2004	2003
20-year subordinated convertible promissory notes, due 2019 at 5.5%	$124,300	$151,772
30-year senior convertible promissory notes, due 2032 at 1.75%	741,929	735,498

	$866,229	$887,270

     In the first six months of 2004, holders of subordinated notes with a face value of approximately $70.1 million elected to convert their subordinated notes to approximately 2.8 million shares of our common stock.

     8. Other Income, Net

     Total other income, net consists of the following (table in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest income	$14,937	$8,112	$29,264	$16,350
Interest expense	(3,452)	(4,859)	(7,262)	(9,787)
Other expense	(5,072)	—	(3,863)	—

Total other income, net	$6,413	$3,253	$18,139	$6,563

     Other expense for the three and six months ended June 30, 2004 consists primarily of realized losses on sales of marketable securities.

9. Income Taxes

     Our effective tax rate for the three and six months ended June 30, 2004 was 42.9% and 39.9%, respectively, compared to 38% for the comparable periods in 2003. Our effective tax rates in the three and six months ended June 30, 2004 were higher than the normal statutory rates primarily due to the acquisition-related intangible amortization expenses and inventory fair value adjustments arising from purchase accounting related to foreign jurisdictions. Our effective tax rates in the three and six months ended June 30, 2003 were higher than the normal statutory rates primarily due to state taxes. We expect that our effective tax rate in the future will continue to be higher than the normal statutory rate as a result of amortization of intangibles, inventory fair value adjustments and state taxes. We have net operating loss and tax credit carryforwards for federal and state income tax purposes available to offset future taxable income. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate that this annual limitation will result only in a slight deferral in the utilization of our net operating loss carryforwards and tax credits.

10. Unconsolidated Joint Business Arrangement

     In June 2003, we amended our collaboration agreement with Genentech to include the development and commercialization of one or more humanized anti-CD20 antibodies targeting B-cell disorders for a broad range of indications in addition to RITUXAN. The original collaboration agreement was entered into in 1995 for the clinical development and commercialization of RITUXAN. Under the terms of the amended and restated agreement, we continue to receive a share of the pretax operating profits in the U.S. from RITUXAN and will share in pretax operating profits or losses in the U.S. relating to any new products developed under the agreement.

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

     Under the terms of separate agreements with Genentech, commercialization of RITUXAN outside the U.S. is the responsibility of Roche, except in Japan where it copromotes RITUXAN in collaboration with Zenyaku. We receive royalties from Genentech on sales by Roche and Zenyaku of RITUXAN outside the U.S., except in Canada. Royalties on sales of RITUXAN in Canada are received directly from Roche (and are included in revenues from unconsolidated joint business arrangement in the accompanying condensed consolidated statements of income).

     Revenues from unconsolidated joint business arrangement consist of the following (table in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Copromotion profits	$119,719	$99,901	$220,859	$192,425
Reimbursement of selling and development expenses	3,266	4,537	9,903	8,236
Royalty revenue on sales of RITUXAN outside the U.S., including royalties received directly from Roche	28,172	13,927	54,350	28,615

	$151,157	$118,365	$285,112	$229,276

11. Litigation

     On September 10, 2001, we filed a lawsuit in the federal district court in the Southern District of California against Corixa Corporation, or Corixa, GlaxoSmithKline PLC, or Glaxo (Corixa’s marketing partner), and the University of Michigan seeking declaratory judgment that ZEVALIN and its use in the treatment of various B-cell NHLs does not infringe certain issued U.S. patents licensed to Corixa covering certain radioimmunotherapy products and processes, also known as the Kaminski patents, and a further declaration that Corixa’s patents are invalid. On September 12, 2001, Corixa, Glaxo and the University of Michigan filed a lawsuit in the federal district court in the District of Delaware against us for patent infringement.

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

     On February 27, 2004 the parties entered into a Memorandum of Agreement for Settlement, or the Settlement Memorandum, to settle all outstanding disputes with regard to the foregoing litigation. The terms of the Settlement Memorandum were incorporated into a definitive settlement and license agreement, executed by the parties on May 7, 2004. The settlement and license agreement includes mutual releases, worldwide, non-exclusive licenses, with a right to sublicense, under the patents in suit for the life of such patents and an agreement to dismiss with prejudice all claims and counterclaims in the current litigation between the parties, with each party bearing their own costs, expenses and fees. In the fourth quarter of 2003, we recorded charges of $20 million, which we paid in settlement of all outstanding claims in the litigation upon the execution of a definitive settlement and license agreement. Under the settlement and license agreement, we will pay royalties on U.S. net sales of ZEVALIN and may pay a one-time payment in the future subject to the attainment of a certain net sales level of ZEVALIN in the U.S.

     On July 15, 2003, Biogen, Inc., along with Genzyme Corporation and Abbott Bioresearch Center, Inc., filed suit against The Trustees of Columbia University in the City of New York, or Columbia, in the U.S. District Court for the District of Massachusetts, contending that we no longer have any obligation to pay royalties to Columbia on sales of our products under a 1993 License Agreement between us and Columbia related to U.S. Patent Nos. 4,399,216; 4,634,665; and 5,179,017, also referred to as the Original Patents, or under a newly issued patent, U.S. Patent No. 6,455,275, also referred to as the ‘275 patent. In our suit, we are seeking a declaratory judgment that we have no obligation to pay any further royalties under the license agreement because the Original Patents have expired and the ‘275 patent is invalid and unenforceable; and that Columbia should be permanently enjoined from demanding any further royalties based on the ‘275 patent or on any pending continuations, continuations-in-part, or divisional applications of the Original Patents. Columbia has taken the position that we still owe it royalties under the license agreement on the basis of the ‘275 patent, which was issued on September 24, 2002, over two years after the expiration of the Original Patents, and that we are in breach of the License Agreement due to an alleged failure to pay royalties under the ‘275 patent. When Columbia sought to terminate our License Agreement on this ground, we moved to have the court preliminarily enjoin such termination until the underlying patent dispute is resolved. Pending the court’s decision on our motion, Columbia assented to a standstill agreement, under which our rights under the License Agreement would be reinstated retroactively if the court grants the injunction. On July 23, 2004, the court entered an order consolidating our pending motion for preliminary injunction with the hearing on the merits of our contention that the ‘275 patent is invalid for obviousness-type double patenting. With respect to this contention, the court ordered an expedited schedule for completion of fact and expert discovery, submission of briefs on claim construction, and a hearing on the merits, while staying all other aspects of the case. The court’s order also continued the standstill agreement at least until resolution of the double patenting issue. Resolution of the double patenting issue is expected by the first quarter of 2005. If the court ultimately rules that the ‘275 patent is invalid for double patenting, a permanent injunction against termination of our rights under the License Agreement will be entered retroactively. If the court rules against us on the double patenting issue, it will revisit our request for a preliminary injunction pending resolution of our separate contention that the ‘275 patent is unenforceable. In the event that we are unsuccessful in the present litigation, we may be liable for damages suffered by Columbia with respect to withheld royalties and such other relief as Columbia may seek and be granted by the Court. In the second quarter of 2003, as a result of an assessment of the invalidity of the ‘275 patent, Biogen, Inc. determined that it was probable that no additional amounts would be paid to Columbia.

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

     On June 25, 2003, prior to the effective date of the Merger, a suit was filed in the Superior Court of California,

County of San Diego, on behalf of a purported class of Biogen, Inc. stockholders against Biogen, Inc., IDEC Pharmaceuticals Corporation and certain members of Biogen, Inc.’s board of directors alleging, among other things, that the members of Biogen, Inc.’s board of directors breached their fiduciary duties of candor, loyalty, due care, independence, good faith and fair dealing by tailoring the structural terms of the Merger to meet the specific needs of IDEC Pharmaceuticals Corporation rather than attempting to obtain the highest price reasonably available for Biogen, Inc. In April 2004, the court approved a previously negotiated settlement of the suit. Under the settlement, we disclosed certain additional information in the joint proxy statement/ prospectus in the registration statement on Form S-4 filed by IDEC Pharmaceuticals Corporation in connection with the Merger and paid $200,000 in legal fees to the plaintiffs’ attorneys.

     In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.

12. Share Repurchase Program

     In February 2004, our Board of Directors authorized the repurchase of up to 12.0 million shares of our common stock. The repurchased stock will provide us with treasury shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. During the second quarter of 2004, we repurchased approximately 5.9 million shares of our common stock at a cost of $343.7 million. Approximately 6.1 million shares remain authorized for repurchase under this program at June 30, 2004.

13. Segment Information

     We operate in one segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care. Our chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment. We currently have four commercial products: AVONEX, RITUXAN, ZEVALIN and AMEVIVE. We also receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control including sales of RITUXAN outside the U.S. Revenues are primarily attributed from external customers to individual countries where earned based on location of the customer or licensee.

14. Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, or FIN No. 45. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since January 1, 2003, we have not issued or modified any guarantees as defined by FIN No. 45.

     We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2004.

15. Deferred Stock Based Compensation

     In the first six months of 2004, we granted a total of 1.3 million shares of restricted common stock to employees under our 2003 Omnibus Equity Plan. The restricted stock will vest 100% three years from the grant date, provided the employee remains continuously employed with us. During the vesting period, shareholders have full voting rights, even though the restricted stock remains subject to certain transfer restrictions and will generally be forfeited upon termination of employment prior to vesting. Approximately 0.1 million grants have been forfeited as of June 30, 2004 due to employee terminations. At June 30, 2004, deferred stock based compensation related to restricted stock was $45 million and was included in shareholders’ equity. For the three and six months ended June 30, 2004, we recorded $4.4 million and $7.1 million of stock compensation charges related to the restricted stock.

16. Severance Obligations

     In 2003, we accrued $10.2 million related to restructuring costs associated with the relocation of our European headquarters and recorded an additional $1 million accrual in the first six months of 2004. During the three and six months ended June 30, 2004, we made payments of $3.2 million and $5.2 million, respectively, related to this restructuring relocation obligation. At June 30, 2004, we had a remaining accrual of approximately $6 million related to this restructuring relocation obligation.

     In 2003, we accrued $2.1 million of restructuring costs related to severance obligations for certain employees in our Cambridge facilities, and accrued an additional $0.8 million of charges in the first six months of 2004. At June 30, 2004 we had a remaining accrual of approximately $2.2 million related to these severance obligations.

     During the three and six months ended June 30, 2004, we recorded charges of $0.8 million and $4 million, respectively, related to severance obligations for certain employees in our San Diego facilities. At June 30, 2004 we had a remaining accrual of approximately $1.8 million related to these severance obligations.

17. Pension

     In connection with our Merger, we assumed Biogen, Inc.’s tax-qualified defined benefit pension plan. Prior to November 13, 2003, we did not have a pension plan. The pension plan provides benefits to all of Biogen, Inc.’s U.S. employees based on compensation credits and interest credits to participants’ accounts using a cash balance method. We also assumed Biogen, Inc.’s unfunded supplemental retirement benefit plan which covers a select group of highly compensated U.S. employees. The plans are noncontributory with benefit formulas based on employee earnings and credited years of service. Biogen, Inc.’s funding policy for the plans has been to contribute amounts deductible for federal income tax purposes. Funds contributed to the plans have been invested in fixed income and equity securities. At October 31, 2003, Biogen, Inc. ceased allowing new participants into the plans.

     We have requested Internal Revenue Service approval to terminate the pension plan. We credited participants’ cash balance accounts under the pension plan in respect to compensation and interest earned through December 31, 2003. No further compensation credits will be made, but interest credits will be made until the pension plan is terminated and benefits are distributed to participants.

     We terminated the supplemental retirement benefit plan as of April 1, 2004. We credited participants’ accounts under the supplemental retirement benefit plan in respect to compensation and interest earned through December 31, 2003. No further compensation credits will be made, but interest credits will be made until the supplemental retirement benefit plan is terminated.

     There were no significant interest or service costs for the three and six months ended June 30, 2004 related to these plans. As of June 30, 2004 we had a liability of $26.6 million related to these plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     On November 12, 2003, IDEC Pharmaceuticals Corporation and Biogen, Inc. entered into a merger transaction resulting in Biogen, Inc., or the Merger, becoming a wholly owned subsidiary of IDEC Pharmaceuticals Corporation. The Merger was treated as an acquisition of Biogen, Inc. by IDEC Pharmaceuticals Corporation for accounting purposes. In connection with the Merger, IDEC Pharmaceuticals Corporation changed its name to Biogen Idec Inc. Biogen Idec combines the complementary strengths of each company to create new standards of care in oncology and immunology. As a global leader in the development, manufacture, and commercialization of novel therapies, we transform scientific discoveries into advances in human healthcare. The Merger provides diversification of our product portfolios and revenue bases, strengthens our research and development capabilities, and diversifies our product pipeline in key therapeutic areas. Additionally, we believe our manufacturing capacity will make us an attractive partner for companies seeking to partner on promising biologic products in development.

     Our primary focus is to create new standards of care in oncology and immunology. We currently have four commercial products: AVONEX® (interferon beta-1a) for the treatment of relapsing multiple sclerosis, or MS; RITUXAN® (rituximab) and ZEVALIN® (ibritumomab tiuxetan), both of which treat certain B-cell non-Hodgkin’s lymphomas, or B-cell NHLs; and AMEVIVE® (alefacept) for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. We acquired AVONEX and AMEVIVE from Biogen, Inc. We also receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control including sales of RITUXAN outside the U.S. RITUXAN is the trade name for the compound rituximab in the U.S., Canada and Japan. MabThera is the trade name for rituximab in the EU. In this Form 10-Q, we refer to rituximab, RITUXAN and MabThera collectively as RITUXAN, except where we have otherwise indicated. In addition, we have a pipeline of development stage products and a number of research programs in our core therapeutic areas and in other areas of interest.

     As a result of the Merger, Biogen, Inc. stockholders received 1.15 shares of Biogen Idec common stock for each share of Biogen, Inc. common stock. As a result, Biogen Idec issued approximately 171.9 million shares at a fair value of approximately $6.48 billion (based on the average of the closing price of IDEC Pharmaceuticals Corporation’s common stock for the period from two days before through two days after the public announcement of the Merger on June 23, 2003). In addition, options to purchase Biogen, Inc. common stock outstanding at November 12, 2003 were assumed by Biogen Idec and converted into options to purchase approximately 20.7 million shares of Biogen Idec common stock at a fair value of approximately $295 million (based on the Black-Scholes option pricing model). We paid approximately $19.9 million in fees for banking, legal, accounting and tax related services related to the Merger. Merger related fees of $21.5 million paid by Biogen, Inc. prior to completion of the Merger are not included in this amount as they were expensed as incurred. The total Merger purchase price was approximately $6.8 billion. The Merger qualified as a tax-free reorganization within the meaning of Section 368(a) of the Internal Revenue Code.

     Comparisons of the three and six months ended June 30, 2004 are made to the results of operations of IDEC Pharmaceuticals Corporation for the three and six months ended June 30, 2003, which only include the historical results of IDEC Pharmaceuticals Corporation.

Results of Operations

Revenues (table in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Product sales
United States	$243,228	$4,980	$500,920	$10,642
Rest of world	119,958	—	234,803	—

Total product sales	363,186	4,980	735,723	10,642
Unconsolidated joint business revenue	151,157	118,365	285,112	229,276
Royalties	24,297	—	49,510	—
Corporate partner	123	217	10,160	890

Total revenues	$538,763	$123,562	$1,080,505	$240,808

Product Sales (table in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
AVONEX	$346,516	$—	$701,234	$—
ZEVALIN	4,554	4,980	9,386	10,642
AMEVIVE	12,116	—	25,103	—

Total product sales	$363,186	$4,980	$735,723	$10,642

     For the three months ended June 30, 2004, sales of AVONEX generated worldwide revenues of $346.5 million, of which $226.6 million was generated in the U.S. and $119.9 million in the rest of the world, primarily the European Union, or EU. For the six months ended June 30, 2004, sales of AVONEX generated worldwide revenues of $701.2 million, of which $466.7 million was generated in the U.S. and $234.5 million in the rest of the world, primarily the EU. Product sales from AVONEX for the three and six months ended June 30, 2004 represent approximately 64% and 65%, respectively, of our total revenues.

     In the second quarter of 2004, sales of ZEVALIN generated revenues of $4.6 million in the U.S. as compared to $5 million in the second quarter of 2003. Product sales related to ZEVALIN for the six months ended June 30, 2004 were $9.4 million and $10.6 million for the comparable period in 2003. Outside the U.S., we have licensed our marketing rights in ZEVALIN to Schering AG. In January 2004, the European Medicines Agency, or EMEA, the regulatory authority in the EU, granted marketing approval of ZEVALIN in the EU for the treatment of adult patients with CD20+ follicular B-cell NHL who are refractory to or have relapsed following treatment with RITUXAN. We expect to begin recording revenue from sales of ZEVALIN in the EU in the third quarter of 2004. Product sales from ZEVALIN represented approximately 1% and 4% of our total revenues in the three and six months ended June 30, 2004 and 2003, respectively.

     In the second quarter of 2004, sales of AMEVIVE generated revenues of $12.1 million, substantially all in the U.S. Product sales from AMEVIVE represent approximately 2% of our total revenues in the second quarter of 2004. Product sales related to AMEVIVE for the six months ended June 30, 2004 were $25.1 million, which represented approximately 2% of our total revenues. During the three months ended June 30, 2004, we expanded our distribution network for AMEVIVE. As a result, there was an increase in inventory in the channel as of June 30, 2004. We estimate that the increase in inventory is in the range of $1.0 million to $2.0 million. We expect that inventory levels will return to normal levels in the near term.

     We anticipate that our total product sales in 2004 will be substantially higher than 2003, since revenues from sales of AVONEX and AMEVIVE will be included in our results of operations for all of 2004 as opposed to 2003 when revenues from sales of AVONEX and AMEVIVE were included in our results of operations only for the period from November 13, 2003 through December 31, 2003.

     See also the risks affecting revenues described in “Forward-Looking Information and Risk Factors That May Affect Future Results — Our Revenues Rely Significantly on a Limited Number of Products” and “Forward-

Looking Information and Risk Factors That May Affect Future Results — Our Long-Term Success Depends Upon the Successful Development and Commercialization of ANTEGREN and Other Products from Our Research and Development Activities and Collaborations, and Increased Acceptance of ZEVALIN and AMEVIVE.”

Unconsolidated Joint Business Revenue

     RITUXAN was the first monoclonal antibody approved by the U.S. Food and Drug Administration, or FDA, for a cancer therapy indication. RITUXAN is approved for the treatment of various B-cell NHLs. RITUXAN is marketed in the U.S. in collaboration with Genentech, Inc. All U.S. sales of RITUXAN and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis. Our share of pretax copromotion profits from U.S. sales of RITUXAN for the three and six months ended June 30, 2004 totaled $119.7 million and $220.9 million, respectively, compared to $99.9 million and $192.4 million for the comparable periods in 2003. F. Hoffman-La Roche Ltd. sells rituximab outside the U.S., except in Japan, where it copromotes RITUXAN in collaboration with Zenyaku Kogyo Co. Ltd., or Zenyaku. We received royalties on sales of rituximab outside of the U.S. for the three and six months ended June 30, 2004 totaling $28.2 million and $54.4 million, respectively, as compared to $13.9 million and $28.6 million for the comparable periods in 2003, which we include under “Revenue from unconsolidated joint business” in our condensed consolidated statements of income.

     Revenues from unconsolidated joint business arrangement consist of the following (table in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Copromotion profits	$119,719	$99,901	$220,859	$192,425
Reimbursement of selling and development expenses	3,266	4,537	9,903	8,236
Royalty revenue on sales of RITUXAN outside the U.S., including royalties received directly from Roche	28,172	13,927	54,350	28,615

	$151,157	$118,365	$285,112	$229,276

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

     RITUXAN net sales to third-party customers in the U.S. recorded by Genentech for the three and six months ended June 30, 2004 amounted to $390.0 million and $751.8 million, respectively, compared to $328.0 million and $638.0 million for the comparable periods in 2003. The increase in copromotion profits was primarily due to increased market penetration in treatments of B-cell NHLs and chronic lymphocytic leukemia and increases in the wholesale price of RITUXAN effective March 2004.

     Our royalty revenue on sales of rituximab outside the U.S. is based on Roche and Zenyaku’s net sales to third-party customers and is recorded with a one-quarter lag. The increase in royalty revenues within revenues from our unconsolidated joint business arrangement in the first six months of 2004 is due to higher sales of RITUXAN outside the U.S. resulting from increased penetration of foreign markets, including Canada and Japan.

     Total unconsolidated joint business revenue represented 28% and 26% of our total revenues for the three and six months ended June 30, 2004 as compared to 96% and 95% for the comparable periods in 2003.

Royalty Revenue

     We receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control. Our royalty revenues on sales of rituximab outside the U.S. are included in “Revenue from unconsolidated joint business” instead of royalty revenues in our Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2004, we received approximately $24.3 million and $49.5 million in royalty revenues representing 5% of total revenues.

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

Corporate Partner Revenues

     Corporate partner revenues consist of contract revenues and license fees. Corporate partner revenues totaled $0.1 million and $0.2 million for the three months ended June 30, 2004 and 2003, respectively, which represented less than 1% of total revenues for the second quarter of 2004 and 2003, respectively. Corporate partner revenues totaled $10.2 million and $0.9 million for the six months ended June 30, 2004 and 2003, respectively, which represented 1% and less than 1% of total revenues for the first six months of 2004 and 2003, respectively. The increase in corporate partner revenues for the six months ended June 30, 2004 as compared to the comparable periods in 2003 is primarily due to a $10 million payment from Schering AG for the EMEA grant of marketing approval of ZEVALIN in the EU in the first quarter of 2004. The payment represented, in part, a milestone payment to compensate us for preparing, generating, and collecting data that was critical to the EMEA marketing approval process.

Operating Costs and Expenses (table in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Cost of sales	$151,729	$3,791	$406,496	$4,643
Research and development	170,180	50,141	329,330	82,051
Selling, general and administrative	139,016	26,486	269,846	47,828
Amortization of acquired intangibles	79,308	—	160,168	—

Total operating costs and expenses	$540,233	$80,418	$1,165,840	$134,522

Cost of Sales

     For the three and six months ended June 30, 2004, total cost of sales was $151.7 million and $406.5 million, respectively, consisting of product cost of sales of $150.5 million and $403.9 million, respectively, and cost of royalty revenues of $1.2 million and $2.6 million, respectively. In the second quarter of 2004, product cost of sales consisted of $135.6 million related to AVONEX, $1.7 million related to ZEVALIN and $6.5 million related to AMEVIVE. This includes approximately $93.4 million in fair market value purchase accounting adjustments related to AVONEX and AMEVIVE. We expect that approximately $8 million in fair market value purchase accounting adjustments related to AMEVIVE will be included in product cost of sales in the remainder of 2004. There will be no additional fair market value purchase accounting adjustments related to AVONEX for the remainder of 2004, as it has been fully relieved as of June 30, 2004. In November 2003, we recorded the inventory that we acquired from Biogen, Inc. at its estimated fair value. The increase to fair market value was recognized as cost of product sales when the acquired inventory was sold or written down.

     Also included in product cost of sales were write-downs of commercial inventory that did not meet quality specifications or became obsolete due to dating expiration, in all cases this product inventory was written down to its net realizable value. We wrote down $8.3 million and $11.9 million, respectively, of unmarketable inventory during the three and six months ended June 30, 2004, which was charged to cost of product revenues. The write-downs for the three months ended June 30, 2004 consisted of $3.6 million related to AVONEX and $4.7 million of excess ZEVALIN commercial inventory that will not be marketable, based on estimates of ZEVALIN demand. The write-downs for the six months ended June 30, 2004 consisted of the amounts written down in the three months ended June 30, 2004, plus an additional $2.1 million related to AVONEX and a $1.5 million related to AMEVIVE which were written down in the three months ended March 31, 2004. The AVONEX and AMEVIVE inventory was written down to net realizable value when it was determined that the inventory did not meet quality specifications. For the three and six months ended June 30, 2003, we wrote down a total of $3.1 million of ZEVALIN commercial inventory, which did not meet quality specifications.

     In the first six months of 2003, cost of sales consisted primarily of contractual royalties owed on ZEVALIN sales.

     Gross margin on product sales, which includes inventory written down to its net realizable value, for the three and six months ended June 30, 2004 was approximately 59% and 45%, respectively. Gross margin on product sales was approximately 24% and 56% for the three and six months ended June 30, 2003. For the three months ended June 30, 2004, gross margins were significantly higher than the comparable period in 2003 due to the write-down of approximately $3.1 million of ZEVALIN in the second quarter of 2003. During the fourth quarter of 2003, we recorded the inventory that we acquired from Biogen, Inc. at its estimated fair value. The increase in fair market value was recognized as cost of product sales when the acquired inventory was sold or written down. As a result, gross margin on product sales decreased significantly for the six months ended June 30, 2004 compared to the same period in 2003. We expect that gross margins will increase significantly during 2004 after remaining inventory acquired from Biogen, Inc. at its estimated fair value is sold. All AVONEX inventory acquired from Biogen, Inc. at its estimated fair value has been sold, or written-off, as of June 30, 2004. Excluding the increase in fair market value related to purchase accounting for the three and six months ended June 30, 2004 of $93.4 million and $287.8 million, respectively, and the effects of write-downs of commercial inventory to net realizable value of $8.3 million and $11.9 million, gross margins of product sales would have been 87% and 86%, respectively, in the three and six months ended June 30, 2004. We expect that gross margins will fluctuate in the future based on changes in product mix, write-downs of excess or obsolete inventories and new product initiatives. Gross margin on royalty revenues were approximately 95% for the three and six months ended June 30, 2004. We expect that gross margins on royalty revenues will fluctuate in the future based on changes in sales volumes for specific products from which we receive royalties.

Research and Development Expenses

     Research and development expenses totaled $170.2 million in the three months ended June 30, 2004 compared to $50.1 million in the comparable period of 2003. Research and development expenses increased $120.1 million, or 240%. The increase is primarily related to the acquisition of Biogen, Inc., which contributed approximately $123.9 million of research and development expenses during the three months ended June 30, 2004. Excluding the contribution of expenses related to the acquisition of Biogen, Inc., expenses decreased by $3.8 million in the three months ended June 30, 2004 compared to the comparable period of 2003. This decrease resulted from a $20.0 million initial payment to Genentech for a collaboration agreement during the three months ended June 30, 2003, offset by an increase in spending of $2.7 million related to our ongoing clinical trials, primarily relating to oncology development, increased depreciation and infrastructure costs of $8.4 million related to the expansion of our manufacturing and research facilities, and $6.2 million of increased expenses related to our biopharmaceutical operations. Research and development expenses totaled $329.3 million in the six months ended June 30, 2004 compared to $82.1 million in the comparable period of 2003. The 301% increase in research and development expenses for the six months ended June 30, 2004 versus the comparable period in 2003 was primarily due to the acquisition of Biogen, Inc., which contributed approximately $238 million of research and development expenses during the six months ended June 30, 2004. Excluding the contribution of expenses related to the acquisition of Biogen, Inc., expenses increased $9.2 million in the six months ended June 30, 2004 compared to the comparable period of 2003. The additional increase related to $5.2 million of our ongoing clinical trials, primarily relating to oncology development, increased depreciation and infrastructure costs of $15.5 million related to the expansion of our manufacturing and research facilities, $8.7 million of increased expenses related to our biopharmaceutical operations and $5.1 million of increased expenses related to our global quality initiative which offset the $20 million initial payment to Genentech for a collaboration agreement during the three months ended June 30, 2003. Included in research and development expenses for the three and six months ended June 30, 2004 were a $7.0 million milestone payment to Elan Corporation, plc under our collaboration agreement on ANTEGREN, and a $10.0 million upfront license fee paid to Vernalis plc in conjunction with a collaboration agreement to advance research in Vernalis’ adenosine A2A receptor antagonist program.

     Research and development expenses will continue to increase significantly in 2004 compared to 2003 as a result of the Merger. Additionally, we expect to incur significant manufacturing and production costs in 2004 as part of the regulatory approval process and the anticipated launch of ANTEGREN® (natalizumab). During the second quarter of 2004, we submitted applications for approval of ANTEGREN as a treatment for MS to the FDA and EMEA. We also expect to continue incurring additional research and development expenses due to: preclinical and clinical testing of our various products under development; the expansion or addition of research and development programs; technology in-licensing; and regulatory-related expenses.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses totaled $139.0 million for the three months ended June 30, 2004 compared to $26.5 million in the comparable period of 2003. Selling, general and administrative expenses increased $112.5 million, or 425%, for the three months ended June 30, 2004 and was almost entirely related to the acquisition of Biogen, Inc. which contributed approximately $110.1 million of selling, general and administrative expenses during the second quarter of 2004. Selling, general and administrative expenses totaled $269.8 million for the six months ended June 30, 2004 compared to $47.8 million in the comparable period of 2003. Selling, general and administrative expenses increased $222.0 million, or 464%, for the six months ended June 30, 2004 from the comparable period in 2003 and was almost entirely related to the acquisition of Biogen, Inc. which contributed approximately $220.4 million of selling, general and administrative expenses during the first six months of 2004. Included in the selling, general and administrative expenses for the three and six months ended June 30, 2004 were $5.6 million of sales and marketing costs related to the anticipated launch of ANTEGREN.

     For the three and six months ended June 30, 2004, we recorded charges of $0.8 million and $4 million related to severance obligations for certain employees affected by the Merger in our San Diego facilities. At June 30, 2004, we had a remaining accrual of approximately $1.8 million related to the severance obligations in our San Diego facilities. For the six months ended June 30, 2004, we accrued an additional amount of approximately $1.0 million related to the European relocation restructuring obligation. Our remaining liability related to the European relocation restructuring obligation was $6.0 million at June 30, 2004. In 2003, we accrued $2.1 million related to restructuring costs related to severance obligations for certain employees in our Cambridge facilities, and accrued an additional $0.8 million of charges in the first six months of 2004. Our remaining liability at June 30, 2004 related to severance obligations to certain employees affected by the Merger in our Cambridge facilities was $2.2 million.

     We anticipate that total selling, general, and administrative expense in 2004 will be substantially higher than 2003, since selling, general and administrative expenses related to support of AVONEX and AMEVIVE will be included in our results of operations for all of 2004 as opposed to 2003 when selling, general and administrative expenses related to support of AVONEX and AMEVIVE were included in our results of operations only for the period from November 13, 2003 through December 31, 2003. Additionally, we expect to incur significant selling, general and administrative costs in 2004 as we prepare for the anticipated launch of ANTEGREN.

Other Income, Net (table in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30
	2004	2003	2004	2003
Interest income	$14,937	$8,112	$29,264	$16,350
Interest expense	(3,452)	(4,859)	(7,262)	(9,787)
Other expense	(5,072)	—	(3,863)	—

Total other income, net	$6,413	$3,253	$18,139	$6,563

     Interest income totaled $14.9 million for the three months ended June 30, 2004 compared to $8.1 million for the comparable period of 2003. Interest income for the six months ended June 30, 2004 was $29.3 million as compared to $16.4 million in the first six months of 2003. The increase in interest income is primarily due to higher cash balances resulting from our Merger with Biogen, Inc. Interest income levels that may be achieved in the future are, in part, dependent upon market conditions.

     Interest expense totaled $3.5 million for the three months ended June 30, 2004 compared to $4.9 million for the comparable period of 2003. Interest expense totaled $7.3 million for the six months ended June 30, 2004 compared to $9.8 million for the comparable period of 2003. The decrease in interest expense in the three and six months ended June 30, 2004 compared to the comparable periods of 2003 is primarily due to the capitalization of interest costs totaling $1.8 million and $3.4 million, respectively, largely related to the development of a consolidated research and development and administration campus in San Diego, California and our large-scale manufacturing facility in Oceanside, California.

     Other expense for the three and six months ended June 30, 2004 consists primarily of realized losses on sales of marketable securities.

Amortization of Intangible Assets

     For the three and six months ended June 30, 2004, we recorded amortization expense of $79.3 million and $160.2 million, respectively, related to the intangible assets of $3.7 billion acquired in the Merger with Biogen, Inc. Intangible assets consist of $3.0 billion in core technology, $578.0 million in out-licensed patents and $64.0 million in trademarks. Amortization of the core technology is provided over the estimated useful lives of the technology ranging from 15 to 21 years, based on the greater of straight-line or economic consumption. Amortization of the patents is provided over the remaining lives of the patents of 12 years. Trademarks have an indefinite life and, as such, are not amortized.

Income Tax Provision (Benefit)

     Our effective tax rate for the three and six months ended June 30, 2004 was 42.9% and 39.9% compared to 38% for the comparable periods in 2003. Our effective tax rate in the three and six months ended June 30, 2004 were higher than the normal statutory rate primarily due to the acquisition-related intangible amortization expenses and inventory fair value adjustments arising from purchase accounting related to foreign jurisdictions. Our effective tax rates in the three and six months ended June 30, 2003 were higher than a normal statutory rate primarily due to state taxes. We expect that our effective tax rate in the future will continue to be higher than a normal statutory rate as a result of amortization of intangibles, inventory fair value adjustments and state taxes. We have net operating loss and tax credit carryforwards for federal and state income tax purposes available to offset future taxable income. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate that this annual limitation will result only in a slight deferral in the utilization of our net operating loss carryforwards and tax credits.

Net Income (Loss)

     For the three and six months ended June 30, 2004, results of operations provided net income of $0.8 million and a net loss of $40.4 million, respectively, compared to net income of $28.8 million and $70.0 million for the comparable periods of 2003. The decrease in net income for both periods is primarily attributable to the recognition of product cost of sales on AVONEX and AMEVIVE inventory recorded at fair value upon the acquisition of Biogen, Inc., and the amortization of intangible assets.

Financial Condition

     We have financed our operating and capital expenditures principally through profits and other revenues from our joint business arrangement with Genentech related to the sale of RITUXAN, sales of AVONEX, AMEVIVE and ZEVALIN, sales of equity securities, royalty revenues, corporate partner revenues, debt financing transactions and interest income. We expect to finance our current and planned operating requirements principally through cash on hand, which includes the proceeds from the April and May 2002 issuance of our senior notes, and funds from our joint business arrangement with Genentech related to the sale of RITUXAN, commercial sales of AVONEX, AMEVIVE and ZEVALIN, royalties and from existing collaborative agreements and contracts. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. Our working capital and capital requirements will depend upon numerous factors, including: the continued commercial success of AVONEX and RITUXAN; the commercial success of AMEVIVE and ZEVALIN; timing and expense of obtaining regulatory approvals for new products including ANTEGREN, and the cost of launching new products; funding and timing of payments related to several significant capital projects, the progress of our preclinical and clinical testing; fluctuating or increasing manufacturing requirements and research and development programs; levels of resources that we need to devote to the development of manufacturing, sales and marketing capabilities, including resources devoted to the marketing of AVONEX, RITUXAN, AMEVIVE, ZEVALIN and future products, including ANTEGREN; technological advances; status of products being developed by competitors; our ability to establish collaborative arrangements with other organizations; and working capital required to satisfy the put options related to our senior notes and subordinated notes.

     Until required for operations, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and United States government instruments and other readily marketable debt instruments in accordance with our investment policy.

     Cash, cash equivalents and securities available-for-sale totaled $2.3 billion at June 30, 2004 and December 31, 2003. Our operating activities generated $357.5 million of cash for the six months ended June 30, 2004 as compared to $113.3 million for the comparable period of 2003. Net cash from operating activities includes our net loss of $40.4 million, which resulted from non-cash charges of $11.9 million related to the write-down of inventory to net realizable value, a $282.4 million impact on sales of inventory recorded at fair value upon the acquisition of Biogen, and $210.9 million of depreciation and amortization, including amortization of acquired intangibles. Our investing activities utilized $16.7 million of cash in the six months ended June 30, 2004 compared to $180.1 million for the comparable period of 2003, and included uses of $143.8 million to fund construction projects and purchase real property and equipment, including our research and development and administration campus in San Diego and manufacturing facility in Oceanside, and $127.1 million of net cash provided from proceeds of available-for-sale securities. Cash generated from financing activities included $132.9 million from the issuance of common stock under employee stock option and stock purchase plans during the first two quarters of 2004, compared to $9.2 million for the first two quarters of 2003. Cash outflows from financing activities included $343.7 million for the repurchase of treasury stock. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuation in the market value of our stock relative to the price of the options.

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

     In February 1999, we raised through the issuance of our subordinated notes, approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million. The subordinated notes are zero coupon and were priced with a yield to maturity of 5.5% annually. Upon maturity, the subordinated notes will have an aggregate principal face value of $345 million. Each $1,000 aggregate principal face value subordinated note is convertible at the holders’ option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36. The holders of the subordinated notes may require us to purchase the subordinated notes on February 16, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with us having the option to repay the subordinated notes plus accrued original issue discount in cash, common stock or a combination of cash and stock. We have the right to redeem at a price equal to the issue price plus the accrued original issue discount to the date of redemption all or a portion of the subordinated notes for cash at any time. In the first six months of 2004, holders of subordinated notes with a face value of approximately $70.1 million elected to convert their subordinated notes to approximately 2.8 million shares of our common stock.

     In July 2004, we announced that we will be restarting construction of our large-scale biologic manufacturing facility in Hillerød, Denmark to be used to manufacture products in the pipeline and will expand our global large-scale manufacturing capacity to 270,000 liters. The estimated cost of the project is estimated to be $340.0 million. As of June 30, 2004, we had committed approximately $0.4 million to the project. The facility is expected to be substantially complete in 2007 and available for commercial production in 2008.

     In June 2004, we commenced construction in Cambridge to add additional research facilities and administrative space to one of our existing buildings. The estimated cost of the project is estimated to be $65.0 million. As of June 30, 2004, we had committed approximately $18.0 million to the project, of which $3.1 million had been paid. The project is expected to be substantially complete in late 2005.

     In September 2001, we purchased approximately 42.6 acres of land in San Diego, California for approximately $31.7 million in cash where we are building a consolidated research and development and administration campus. Construction is expected to be completed in the fourth quarter of 2004 at an estimated total cost of $177.0 million. As of June 30, 2004, we have committed approximately $145.0 million and invested approximately $127.0 million in the construction of this campus.

     In September 2000, we purchased a 60-acre site in Oceanside, California for approximately $18.9 million in cash. In December 2002, we purchased an additional 27 acres of land at the Oceanside site for $7.9 million in cash. We are building a large-scale manufacturing facility at this location, which we anticipate using to manufacture commercial products currently in clinical trials if they are approved by the FDA. We anticipate the new facility to be mechanically completed in 2005, followed by commissioning and validation targeted for 2006. Including start-up costs, total costs of this facility upon completion are estimated to be $480.0 million. As of June 30, 2004, we have committed approximately $365.0 million and invested approximately $324.0 million in the construction of this large-scale manufacturing facility.

     In June 2004, we entered into a collaborative research and development agreement with Vernalis plc aimed at advancing research into Vernalis’ adenosine A2A receptor antagonist program, which targets Parkinson’s disease and other central nervous system disorders. Under the agreement, we receive exclusive worldwide rights to develop and commercialize Vernalis’ lead compound, V2006. We paid Vernalis an initial license fee of $10.0 million in July 2004, which was recorded in research and development expenses in the second quarter of 2004. Terms of the collaborative agreement may require us to make milestone payments upon the achievement of certain program objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration. We made an immediate investment of $5.5 million through subscription for 6,218,487 new Vernalis ordinary shares, representing 4.19 percent of Vernalis’ post-financing issued share capital, and have committed to purchase an additional $4.0 million in the event of future Vernalis financing. Excluding royalties, total potential payments to Vernalis could exceed $100.0 million.

     In June 2004, we entered into a license agreement with BioWa, Inc. for a worldwide, non-exclusive license for research purposes and a worldwide, exclusive license for development and commercialization purposes to certain BioWa intellectual property rights related to monoclonal antibodies. As part of the agreement, we have committed to paying BioWa certain amounts upon the achievement of certain research and clinical milestones. If all the milestones were to be achieved, we would be required to pay BioWa a total of $18.8 million plus royalties over the life of the agreement.

     In May 2004, we entered into a limited partnership agreement as a limited partner with MPM Bioventures III GP, LP, to create MPM Bioventures Strategic Fund, L.P, or the Strategic Fund. The purpose of the Strategic Fund is to make, manage, and supervise investments in relevant biotechnology companies with novel products or technologies that fit strategically with Biogen Idec. The Strategic Fund takes only minority positions in the equity of its investments, and does not seek to engage in day-to-day management of the entities. We have committed $65.0 million to the Strategic Fund over a three-year period. Through June 30, 2004, we have contributed $2.1 million to the Strategic Fund. We have consolidated the Strategic Fund in our consolidated financial statements at June 30, 2004. There were no significant expenses related to the Strategic Fund included in our operating results through June 30, 2004.

     In April 2004, we became a limited partner in MPM Bioventures III-QP, LP, or the LP, a limited partnership that invests in entities that are engaged in the research, development, manufacture, marketing and/or sale of novel biological products or technologies. We have committed to contribute $4.0 million to the limited partnership. Through June 30, 2004, we have contributed $1.4 million into the LP, which is included in other assets in our condensed consolidated balance sheet at June 30, 2004.

     In February 2004, our Board of Directors authorized the repurchase of up to 12.0 million shares of our common stock. The repurchased stock will provide us with treasury shares of general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. During the second quarter of 2004, we repurchased approximately 5.9 million shares of our common stock at a cost of $343.7 million. Approximately 6.1 million shares remain authorized for repurchase under this program at June 30, 2004.

     In the second quarter of 2004, we made payments totaling $17 million to Vetter Pharma-Fertigung Gmbh &Co. KG for the achievement of certain milestones achieved under the terms of our supply agreement for reserving certain capacity at Vetter’s fill-finish facility. These payments are recorded in other assets on our Condensed Consolidated Balance Sheets. The asset will be amortized over the units produced upon delivery to Biogen Idec. We have total potential milestone payments of approximately 16 million euros remaining as part of the agreement.

     In July 2004, we and our collaboration partner, Elan Corporation, plc, entered into a license agreement with Genentech for a non-exclusive license to certain Genentech patents related to the manufacture of licensed products, including ANTEGREN. As a part of the agreement, we and Elan will each pay a $1 million license grant fee upon execution of the agreement and an additional $1 million on the first anniversary of the agreement. In addition, we and Elan may each have to pay a development milestone fee of $2.5 million, half of which would be paid upon the first marketing approval of a licensed product from the FDA and half of which would be paid on the anniversary of such approval. The agreement also requires that we and Elan pay royalties on net sales of ANTEGREN and other licensed products.

Legal Matters

     On September 10, 2001, we filed a lawsuit in the federal district court in the Southern District of California against Corixa Corporation, or Corixa, GlaxoSmithKline PLC, or Glaxo (Corixa’s marketing partner), and the University of Michigan seeking declaratory judgment that ZEVALIN and its use in the treatment of various B-cell NHLs does not infringe certain issued U.S. patents licensed to Corixa covering certain radioimmunotherapy products and processes, also known as the Kaminski patents, and a further declaration that Corixa’s patents are invalid. On September 12, 2001, Corixa, Glaxo and the University of Michigan filed a lawsuit in the federal district court in the District of Delaware against us for patent infringement.

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

     On February 27, 2004 the parties entered into a Memorandum of Agreement for Settlement, or the Settlement Memorandum, to settle all outstanding disputes with regard to the foregoing litigation. The terms of the Settlement Memorandum were incorporated into a definitive settlement and license agreement, executed by the parties on

May 7, 2004. The settlement and license agreement includes mutual releases, worldwide, non-exclusive licenses, with a right to sublicense, under the patents in suit for the life of such patents and an agreement to dismiss with prejudice all claims and counterclaims in the current litigation between the parties, with each party bearing their own costs, expenses and fees. In the fourth quarter of 2003, we recorded charges of $20 million, which we paid in settlement of all outstanding claims in the litigation upon the execution of a definitive settlement and license agreement. In further accordance with the Settlement and License Agreement, we will pay royalties on U.S. net sales of ZEVALIN and may pay a one-time payment in the future subject to the attainment of a certain net sales level of ZEVALIN in the U.S.

     On July 15, 2003, Biogen, Inc., along with Genzyme Corporation and Abbott Bioresearch Center, Inc., filed suit against The Trustees of Columbia University in the City of New York, or Columbia, in the U.S. District Court for the District of Massachusetts, contending that we no longer have any obligation to pay royalties to Columbia on sales of our products under a 1993 License Agreement between us and Columbia related to U.S. Patent Nos. 4,399,216; 4,634,665; and 5,179,017, also referred to as the Original Patents, or under a newly issued patent, U.S. Patent No. 6,455,275, also referred to as the ‘275 patent. In our suit, we are seeking a declaratory judgment that we have no obligation to pay any further royalties under the license agreement because the Original Patents have expired and the ‘275 patent is invalid and unenforceable; and that Columbia should be permanently enjoined from demanding any further royalties based on the ‘275 patent or on any pending continuations, continuations-in-part, or divisional applications of the Original Patents. Columbia has taken the position that we still owe it royalties under the license agreement on the basis of the ‘275 patent, which was issued on September 24, 2002, over two years after the expiration of the Original Patents, and that we are in breach of the License Agreement due to an alleged failure to pay royalties under the ‘275 patent. When Columbia sought to terminate our License Agreement on this ground, we moved to have the court preliminarily enjoin such termination until the underlying patent dispute is resolved. Pending the court’s decision on our motion, Columbia assented to a standstill agreement, under which our rights under the License Agreement would be reinstated retroactively if the court grants the injunction. On July 23, 2004, the court entered an order consolidating our pending motion for preliminary injunction with the hearing on the merits of our contention that the ‘275 patent is invalid for obviousness-type double patenting. With respect to this contention, the court ordered an expedited schedule for completion of fact and expert discovery, submission of briefs on claim construction, and a hearing on the merits, while staying all other aspects of the case. The court’s order also continued the standstill agreement at least until resolution of the double patenting issue. Resolution of the double patenting issue is expected by the first quarter of 2005. Thus, if the court ultimately rules that the ‘275 patent is invalid for double patenting, a permanent injunction against termination of our rights under the License Agreement will be entered retroactively. If the court rules against us on the double patenting issue, it will revisit our request for a preliminary injunction pending resolution of our separate contention that the ‘275 patent is unenforceable. In the event that we are unsuccessful in the present litigation, we may be liable for damages suffered by Columbia with respect to withheld royalties and such other relief as Columbia may seek and be granted by the Court. In the second quarter 2003, as a result of an assessment of the invalidity of the ‘275 patent, Biogen, Inc. determined that it was probable that no additional amounts would be paid to Columbia.

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

     On June 25, 2003, prior to the effective date of the Merger, a suit was filed in the Superior Court of California, County of San Diego, on behalf of a purported class of Biogen, Inc. stockholders against Biogen, Inc., IDEC Pharmaceuticals Corporation and certain members of Biogen, Inc.’s board of directors alleging, among other things, that the members of Biogen, Inc.’s board of directors breached their fiduciary duties of candor, loyalty, due care, independence, good faith and fair dealing by tailoring the structural terms of the Merger to meet the specific needs of IDEC Pharmaceuticals Corporation rather than attempting to obtain the highest price reasonably available for Biogen, Inc. In April 2004, the court approved a previously negotiated settlement of the suit. Under the settlement, we disclosed certain additional information in the joint proxy statement/ prospectus in the registration statement on Form S-4 filed by IDEC Pharmaceuticals Corporation in connection with the Merger and paid $200,000 in legal fees to the plaintiffs’ attorneys.

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

Inventory Capitalization

     Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (“FIFO”) method. Included in inventories are raw materials used in the production of pre-clinical and clinical products, which are expensed as research and development expenses when consumed. We capitalize inventory costs associated with certain products prior to regulatory approval, based on management’s judgment of probable future commercialization. We could be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies.

     We write down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual realizable value is less than that estimated by us, additional inventory write-downs may be required. We wrote down $8.3 million and $11.9 million, respectively, of unmarketable inventory during the three and six months ended June 30, 2004, which was charged to cost of product revenues. The write-downs for the three months ended June 30, 2004 consisted of $3.6 million related to AVONEX and $4.7 million of excess ZEVALIN commercial inventory that will not be marketable, based on estimates of ZEVALIN demand. The write-downs for the six months ended June 30, 2004 consisted of the amounts written down in the three months ended June 30, 2004 plus an additional $2.1 million related to AVONEX and a $1.5 million related to AMEVIVE which were written down in the three months ended March 31, 2004. The AVONEX and AMEVIVE inventory was written down to net realizable value when it was determined that the inventory did not meet quality specifications. For the three and six months ended June 30, 2003, we wrote down a total of $3.1 million of ZEVALIN commercial inventory, which did not meet quality specifications

Derivatives and hedging activities

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

CONTROLS AND PROCEDURES

     We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     We are evaluating the effectiveness of our internal controls over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year beginning in 2004, and to include a management report assessing the effectiveness of our internal controls over financial reporting in all annual reports beginning with our Annual Report on Form 10-K for the fiscal year ending on December 31, 2004. Section 404 also requires our independent accountant to attest to, and report on, management’s assessment of our internal controls over financial reporting. In evaluating our internal controls over financial reporting, we have identified a number of changes that need to made to our internal controls, primarily related to better documenting the controls, and related changes to information systems used in financial reporting. We began making these changes during the second quarter of 2004. The changes during the second quarter of 2004 did not, individually or in the aggregate, have a material effect on our internal controls over financial reporting.

Use of Non-GAAP Financial Measures

     We use a pro forma gross margin of product sales measure in the “Cost of Sales” section. These are non-GAAP financial measures. The most directly comparable GAAP financial measures as well as the reconciliation between the non-GAAP financial measures and the GAAP financial measures are presented in the discussion of the non-GAAP financial measures. Management believes that these non-GAAP financial measures provide useful information to investors. In particular, management believes that these non-GAAP financial measures allow investors to monitor and evaluate our ongoing operating results and trends and gain a better understanding of our past performance as well as period-to-period performance.

Forward-Looking Information and Risk Factors That May Affect Future Results

     The SEC encourages public companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Reference is made in particular to forward-looking statements regarding the anticipated level of future product sales, royalty revenues, expenses and profits, anticipated regulatory filings and product launches, the anticipated outcome of pending or anticipated litigation and patent-related proceedings, facility expansion, and the value of investments in certain marketable securities. These and all other forward-looking statements are made based on our current belief as to the outcome and timing of such future events. Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed below and elsewhere in this report. Although we believe that the risks described below represent all material risks currently applicable to our business, additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition and results of operations. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

     Our Revenues Rely Significantly on a Limited Number of Products

     Our current and future revenues depend substantially upon continued sales of our commercial products. Revenues related to sales of two of our products, AVONEX and RITUXAN, represented approximately 92% of our total revenues in the second quarter of 2004. We cannot assure you that these products will continue to be accepted in the U.S. or in any foreign markets or that sales of either of these products will not decline in the future. A number of factors may affect the rate and level of market acceptance of these products, including:

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

     Our Long-Term Success Depends Upon the Successful Development and Commercialization of ANTEGREN and Other Products from Our Research and Development Activities and Collaborations, and Increased Acceptance of ZEVALIN and AMEVIVE

     Our long-term viability and growth will depend upon the successful development and commercialization of ANTEGREN and other products from our research and development activities and collaborations, and, to a lesser extent, increased acceptance of ZEVALIN and AMEVIVE. We continue to expand our marketing of ZEVALIN and AMEVIVE, our development and commercialization efforts related to ANTEGREN, and our development efforts related to other potential products in our pipeline. The expansion of our pipeline may include increases in spending on internal projects, the acquisition of third-party technologies or products or other types of investments. Product development involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Many important factors affect our ability to successfully develop and commercialize other products, including the ability to:

•	obtain and maintain necessary patents and licenses;

•	demonstrate safety and efficacy of drug candidates at each stage of the clinical trial process;

•	enroll patients in our clinical trials and to complete clinical trials;

•	overcome technical hurdles that may arise;

•	successful manufacture of products in sufficient quantities to meet demand;

•	meet applicable regulatory standards;

•	obtain reimbursement coverage for the products;

•	receive required regulatory approvals;

•	produce drug candidates in commercial quantities at reasonable costs; and

•	compete successfully against other products and to market products successfully.

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

     We have submitted applications for approval of ANTEGREN in the U.S. and EU as a treatment for MS. The FDA has designated ANTEGREN for Priority Review and Accelerated Approval as a treatment for MS in June 2004 and formally accepted the application for approval in July 2004. Our efforts to achieve the approvals necessary to launch ANTEGREN could be hindered if unexpected new data arises or if we encounter difficulties in our discussions with the FDA or other regulatory authorities, or if other hurdles arise.

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

     AVONEX competes in the U.S. and EU markets primarily with three products: BETASERON®, sold by Berlex in the U.S. and sold under the name BETAFERON® by Schering A.G. in the EU; REBIF®, which is co-promoted by Serono, Inc. and Pfizer Inc. in the U.S. and sold by Serono AG in the EU; and COPAXONE® glatiramer acetate, sold by Teva Neuroscience, Inc. in the U.S. and co-promoted by Teva and Aventis Pharma in the EU. A number of companies, including us, are working to develop products to treat MS that may in the future compete with AVONEX. We have submitted applications for approval of ANTEGREN in the U.S. and EU as a treatment for MS. AVONEX also faces competition from off-label uses of drugs approved for other indications. Some of our current competitors are also working to develop alternative formulations for delivery of their products which may in the future compete with AVONEX.

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

     We are Subject to Risks Related to the Products that We Manufacture

     We manufacture and expect to continue to manufacture our own commercial requirements of bulk AVONEX, AMEVIVE, ANTEGREN and the ZEVALIN bulk antibody. Our inability to successfully manufacture bulk product and to maintain regulatory approvals of our manufacturing facilities would harm our ability to timely produce sufficient quantities of commercial supplies of AVONEX, AMEVIVE, ANTEGREN and ZEVALIN to meet demand. Problems with manufacturing processes could result in product defects or manufacturing failures, which could require us to delay shipment of products, recall products previously shipped or could impair our ability to supply products at all. In the past, we have had to write down and incur other charges and expenses for products that failed to meet specifications. Similar charges may occur in the future. In addition, any prolonged interruption in the operations of our manufacturing facilities could result in cancellations of shipments or loss of product in the process of being manufactured. Because our manufacturing processes are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. To the extent we cannot produce our own biologics, we will need to rely on third-party manufacturers, of which there are only a limited number capable of manufacturing biologics products as contract suppliers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers. Even if we were to reach agreement, the transition of the manufacturing process to a third party to enable commercial supplies could take a significant amount of time.

     We Rely to a Large Extent on Third Parties in the Manufacturing of Our Products

     We rely on Genentech for all RITUXAN manufacturing. Genentech has notified us that it will rely on a third party to manufacture certain bulk RITUXAN requirements. If Genentech or any third party upon which it relies does not manufacture or fill/finish RITUXAN in sufficient quantities and on a timely and cost-effective basis or if Genentech or any third party does not obtain and maintain all required manufacturing approvals, our business could be harmed. We also rely heavily upon third-party manufacturers and suppliers to manufacture and supply significant portions of the product components of ZEVALIN other than the bulk antibody, including chelates necessary for the ZEVALIN therapeutic regimen and the radioisotope yttrium-90 and the indium-111 isotope used with the therapeutic and imaging kits of ZEVALIN, respectively. The radioisotope yttrium-90 is only available from a limited number of suppliers. We made MDS (Canada) our exclusive supplier of the radioisotope yttrium-90 used with ZEVALIN. MDS (Canada) is the only manufacturer of the radioisotope yttrium-90 used with ZEVALIN approved by the FDA. If we were to lose the services of MDS (Canada) or our third party manufacturers of chelates, we would be forced to find other third party providers, which could delay our ability to manufacture and sell ZEVALIN. In addition, radiopharmacies independently purchase the indium-111 isotope required for the imaging use of ZEVALIN. Currently, only two suppliers are approved by the FDA to supply the indium-111 isotope. Our inability to find replacement suppliers for materials used in our marketed products and our primary product candidates that are available only from a single supplier or a limited number of suppliers could significantly impair our ability to sell our commercial products.

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

     Our Sales Depend on Payment and Reimbursement from Third-Party Payors, and a Reduction in Payment Rate or Reimbursement Could Result in Decreased Use or Sales of Our Products.

     In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third-party payors such as state and federal governments, under programs such as Medicare and Medicaid in the U.S., and private insurance plans. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the U.S., there have been, there are, and we expect there will continue to be, a number of state and federal proposals that could limit the amount that state or federal governments will pay to reimburse the cost of pharmaceutical and biologic products. The Medicare Prescription Drug Improvement and Modernization Act of 2003, or the MMA, was signed into law on December 8, 2003. As of the date of this filing, we have not determined the full impact of the MMA and its regulatory requirements on our business. However, we believe that legislation that reduces reimbursement for our products could adversely impact our business. In addition, we believe that private insurers, such as managed care organizations, may adopt their own reimbursement reductions in response to such legislation. Reduction in reimbursement for our products could have a material adverse effect on our results of operations. Also, we believe the increasing emphasis on managed care in the U.S. has and will continue to put pressure on the price and usage of our products, which may adversely impact product sales. Further, when a new therapeutic product is approved, the availability of governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our approved products or product candidates, including those at a late stage of development, and current reimbursement policies for marketed products may change at any time.

     The MMA also added a prescription drug reimbursement beginning in 2006 for all Medicare beneficiaries. In the meantime, a temporary drug discount card program is being established for Medicare beneficiaries. The federal government, through its purchasing power under these programs, is likely to demand discounts from pharmaceutical and biotechnology companies that may implicitly create price controls on prescription drugs. On the other hand, the drug benefit may increase the volume of pharmaceutical drug purchases, offsetting at least in part these potential price discounts. In addition, Managed Care Organizations, or MCOs, Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, institutions and other government agencies continue to seek price discounts. MCOs, HMOs and PPOs and private health plans will administer the Medicare drug benefit, leading to managed care and private health plans influencing prescription decisions for a larger segment of the population. In addition, certain states have proposed and certain other states have adopted various programs to control prices for their seniors’ and low income drug programs, including price or patient reimbursement constraints, restrictions on access to certain products, importation from other countries, such as Canada, and bulk purchasing of drugs.

     If reimbursement for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our other current or future products, health care providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce the use of our products or cause us to reduce the price of our products.

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

     Failure to Comply with Government Regulations or Prevail in Litigation Could Harm Our Business

     Pharmaceutical companies have been the target of lawsuits and investigations including: those with claims asserting antitrust violations, claims asserting violations of the Federal False Claim Act, Anti-Kickback Act, the Prescription Drug Marketing Act or other violations in connection with Medicare and/or Medicaid reimbursement, derivative actions, product liability claims, disputes over intellectual property rights (including patents), and claims under state laws, including state anti-kickback and fraud laws. Public companies may also be the subject of certain other types of claims, including those asserting violations of securities laws or related to environmental matters. If lawsuits, investigations or claims of this type are brought against us and we are not successful in defending ourselves or asserting our rights, our business could be harmed. For example, we may not be successful in defending ourselves or asserting our rights in our current Average Wholesale Price litigation in the U.S. District Court for the District of Massachusetts, and our current patent litigation with Columbia University. See the section entitled “Litigation” in “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q for a description of litigation regarding our patents and other proprietary rights.

     Our business is also subject to extensive government regulation and oversight. We may also become subject to other governmental actions which could adversely affect our business or financial condition, including:

•	new laws, regulations and judicial decisions related to health care availability, method of delivery and payment for health care products and services;

•	changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	new laws, regulations and judicial decisions affecting pricing or marketing; and

•	changes in the tax laws relating to our operations.

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

     Volatility of Our Stock Price

     The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the market price of our common stock fluctuated between $54.56 per share and $64.00 per share during the quarter ended June 30, 2004. The market price of our common stock likely will continue to fluctuate due to a variety of factors, including:

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

     Our Outstanding Convertible Promissory Notes Leverage Us Considerably

     As a result of issuing our subordinated notes due 2019 in February 1999 and issuing our senior notes due 2032 in April and May 2002, we incurred indebtedness of approximately $345.0 million at maturity in 2019 and approximately $1.2 billion at maturity in 2032. As of June 30, 2004, our remaining indebtedness under the subordinated notes was approximately $275.0 million at maturity, due to conversion of subordinated notes into common stock in accordance with the conversion features of the notes. Holders of the subordinated notes may require us to purchase all or a portion of the notes on February 16, 2009 and 2014 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, payable at our option in cash, common stock or a combination of cash and stock. Holders of the senior notes may require us to purchase all or a portion of the notes on April 29, 2005, 2007, 2012 and 2017 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, payable at our option in cash, common stock or a combination of cash and stock. The degree to which we are leveraged could harm our ability to obtain future financing and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt obligations will be dependent upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.

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

     A number of factors pertaining to our corporate governance discourage a takeover attempt that might be viewed as beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example:

•	we are subject to Section 203 of the Delaware General Corporation Law which provides that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in Section 203;

•	our stockholder rights plan is designed to cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors;

•	our board of directors has the authority to issue, without vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of common stock;

•	our collaboration agreement with Genentech provides Genentech with the option to buy the rights to RITUXAN and retain control of any additional anti-CD20 products developed under the collaboration in the event that we undergo a change of control, which may limit our attractiveness to potential acquirors;

•	our collaboration agreement with Elan Corporation, or Elan, provides Elan with the option to buy the rights to ANTEGREN in the event that we undergo a change of control, which may limit our attractiveness to potential acquirors;

•	under the terms of our convertible promissory notes any acquiror would be required to repurchase the notes for cash in connection with an acquisition of us before 2007;

•	our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year; and

•	our bylaws provide that, until November 12, 2006, the affirmative vote of at least 80% of our board of directors (excluding directors who are serving as an officer or employee) will be required to remove William H. Rastetter, Ph.D. from his position as our Executive Chairman and to remove James C. Mullen as our Chief Executive Officer and President.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings.

The section entitled “Litigation” in “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q is incorporated into this item by reference.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases

A summary of our stock repurchase activity for the three months ended June 30, 2004 is set forth in the table below:

Issuer Purchases of Equity Securities

			Total number of
			shares purchased as	Number of shares
	Total number of		part of publicly	that may yet be
	shares purchased	Average price paid	announced program	purchased under the
Period	(#)(a)	per share ($)	(#)(a)	program (#)
April 1, 2004 – April 30, 2004	—	—	—	—
May 1, 2004 – May 31, 2004	5,170,385	58.13	5,170,385	—
June 1, 2004 – June 30, 2004	696,042	61.73	695,981	—
Total	5,866,427 (b)	58.56	5,866,366	6,133,634

(a)	Our Board of Directors authorized the repurchase of up to 12 million shares of common stock in February 2004. This repurchase program will expire no later than February 6, 2006. We publicly announced the repurchase program in our press release dated March 2, 2004 which was furnished (and not filed) to the SEC as Exhibit 99.1 of our Current Report on Form 8-K filed on March 4, 2004.

(b)	5,866,366 of these shares were repurchased as part our publicly announced repurchase program. The remaining shares are shares that were used by certain employees to pay the exercise price of their stock options in lieu of paying cash or utilizing our cashless option exercise program. In the first quarter of 2004, 17,657 shares were used by certain employees to pay the exercise price of their stock options. We did not repurchase any shares under our publicly announced repurchase program in the first quarter of 2004.

Item 4. Submission of Matters to Vote of Security Holders

We held our Annual Meeting of Stockholders on June 16, 2004. The following proposals were voted upon at the meeting:

(a)	A proposal to elect Alan Belzer, Mary L. Good, James C. Mullen and Bruce R. Ross as directors to serve for a three year term ending in 2007 and until their successors are duly elected and qualified was approved with the following vote:

Director	For	Withheld
Alan Belzer	294,719,879	3,808,025
Mary L. Good	295,171,476	3,356,428
James C. Mullen	294,244,911	4,282,993
Bruce R. Ross	295,267,070	3,260,834

(b)	A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent accountants for the fiscal year ending December 31, 2004 was approved with 294,102,611 votes for, 2,883,992 votes against, and 1,541,301 abstentions. There were no broker non-votes for this proposal.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Amendment to the IDEC Pharmaceuticals Corporation 1988 Stock Option Plan, as amended and restated through February 19, 2003.

10.2	Amendment to Biogen Idec Inc. Executive Severance Policy – Senior/Executive Vice Presidents.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

(i)	On April 14, 2004, we filed a Current Report on Form 8-K (Item 5) announcing that William H. Rastetter, our Executive Chairman, and Craig Eric Schneier, our Executive Vice President, Human Resources, entered into Rule 10b5-1 Sales Plans.

(ii)	On April 30, 2004, we filed a Current Report on Form 8-K to furnish a press release under Item 12 of Form 8-K that included non-GAAP financial measures for completed fiscal periods.

(iii)	On June 4, 2004, we filed a Current Report on Form 8-K (Item 5) announcing that John Dunn, our Executive Vice President, New Ventures, entered into a Rule 10b5-1 Sales Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN IDEC INC.

August 9, 2004	/s/ Peter N. Kellogg

Peter N. Kellogg
Executive Vice President, Finance and Chief Financial Officer