Form 10-Q
period 2005-03-31
BIOGEN IDEC INC
filed 2005-04-29
CIK 875045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2005

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

Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):

Yes ☑ No ☐

The number of shares of the registrant’s Common Stock, $0.0005 par value, outstanding as of April 19, 2005, was 344,627,764 shares.

BIOGEN IDEC INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended March 31, 2005

PART I

BIOGEN IDEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Revenues:
Product	$397,584	$372,537
Unconsolidated joint business	160,453	133,955
Royalties	26,749	25,213
Corporate partner	3,016	10,037

Total revenues	587,802	541,742

Costs and expenses:
Cost of product revenues	98,481	253,478
Cost of royalty revenues	1,128	1,289
Research and development	178,784	158,920
Selling, general and administrative	158,458	131,060
Amortization of acquired intangible assets	75,677	80,860

Total costs and expenses	512,528	625,607

Income (loss) from operations	75,274	(83,865)
Other income (expense), net	(8,926)	11,726

Income (loss) before income tax provision	66,348	(72,139)
Income tax provision (benefit)	22,890	(30,941)

Net income (loss)	$43,458	$(41,198)

Basic earnings (loss) per share	$0.13	$(0.12)

Diluted earnings (loss) per share	$0.12	$(0.12)

Shares used in calculating:
Basic earnings (loss) per share	335,279	333,699

Diluted earnings (loss) per share	352,173	333,699

See accompanying notes to condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$276,443	$209,447
Marketable securities available-for-sale	875,438	848,495
Accounts receivable, net	275,014	278,637
Due from unconsolidated joint business	137,948	137,451
Deferred tax assets	90,568	86,880
Inventory	236,624	251,016
Other current assets	91,692	119,118

Total current assets	1,983,727	1,931,044

Marketable securities available-for-sale	1,000,969	1,109,624
Property and equipment, net	1,561,918	1,525,225
Intangible assets, net	3,216,772	3,292,827
Goodwill	1,151,105	1,151,105
Investments and other assets	148,203	155,933

	$9,062,694	$9,165,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$75,015	$121,471
Deferred revenue	20,778	13,695
Taxes payable	161,913	129,350
Notes payable	751,681	748,430
Accrued expenses and other	219,142	247,802

Total current liabilities	1,228,529	1,260,748

Notes payable	94,757	101,879
Long-term deferred tax liability	895,851	921,771
Other long-term liabilities	62,598	54,959
Commitments and contingencies	—	—
Shareholders’ equity
Convertible preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	173	173
Additional paid-in capital	8,207,433	8,184,979
Accumulated other comprehensive loss	(9,377)	(6,767)
Deferred stock-based compensation	(82,105)	(36,280)
Accumulated deficit	(808,423)	(801,094)

	7,307,701	7,341,011
Less treasury stock, at cost	526,742	514,610

Total shareholders’ equity	6,780,959	6,826,401

	$9,062,694	$9,165,758

See accompanying notes to condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash Flows from Operating Activities
Net Income (Loss)	$43,458	$(41,198)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation and amortization	96,111	101,786
Stock-based compensation	7,851	2,921
Non-cash interest expense and amortization of investment premium	16,753	14,716
Deferred income taxes	(25,829)	(70,252)
Tax benefit from stock options	16,438	37,671
Realized loss (gain) on sale of marketable securities available-for-sale	1,679	(1,231)
Write-down of inventory to net realizable value	41,304	3,554
Impact of inventory step-up	3,537	188,813
Impairment of property, plant and equipment	6,223	—
Impairment of investments and other assets	14,588	—
Other	(1,369)	(606)
Changes in assets and liabilities, net:
Accounts receivable	1,335	(2,844)
Due from unconsolidated joint business	(497)	10,186
Inventory	(30,449)	(7,413)
Other current and other assets	14,758	(1,982)
Accrued expenses and other current liabilities	(7,727)	(29,201)
Deferred revenue	7,083	(1,117)
Other long-term liabilities	7,639	1,733

Net cash flows from operating activities	212,886	205,536

Cash Flows from Investing Activities
Purchases of marketable securities available-for-sale	(290,452)	(1,952,120)
Proceeds from sales and maturities of marketable securities available-for-sale	354,839	1,701,893
Acquisitions of property, plant and equipment	(65,846)	(65,683)
Purchases of investments and other assets	(3,255)	—

Net cash flows from investing activities	(4,714)	(315,910)

Cash Flows from Financing Activities
Purchase of treasury stock	(168,475)	—
Issuance of common stock for option exercises and employee stock purchase plan	—	105,884
Issuance of treasury stock for option exercises and employee stock purchase plan	49,910	—
Change in cash overdrafts	(22,611)	(7,575)

Net cash flows from financing activities	(141,176)	98,309

Net increase (decrease) in cash and cash equivalents	66,996	(12,065)
Cash and cash equivalents, beginning of the period	209,447	314,850

Cash and cash equivalents, end of the period	$276,443	$302,785

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

     • TYSABRI® (natalizumab), formerly known as ANTEGREN®, which was approved by the U.S. Food and Drug Administration, or FDA, in November 2004 to treat relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan Corporation plc, or Elan, voluntarily suspended the marketing and commercial distribution of TYSABRI, and informed physicians that they should suspend dosing of TYSABRI until further notification. In addition, we suspended dosing in clinical studies of TYSABRI in MS, Crohn’s disease and rheumatoid arthritis. These decisions were based on reports of cases of progressive multifocal leukoencephalopathy, or PML, a rare and frequently fatal, demyelinating disease of the central nervous system in TYSABRI-treated patients participating in clinical studies. We and Elan are working with clinical investigators to evaluate patients treated with TYSABRI in clinical studies and are consulting with leading experts to better understand the possible risk of PML with TYSABRI. The outcome of these evaluations will be used to determine possible re-initiation of dosing in clinical studies and future commercial availability.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary to present fairly our financial position, results of operations and cash flows as well as that of our subsidiaries. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. Interim results are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

     Inventories

     Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are charged to research and development expense when consumed.

     The components of inventories are as follows (table in thousands):

	March 31,	December 31,
	2005	2004
Raw materials	$46,992	$48,465
Work in process	138,008	157,947
Finished goods	51,624	44,604

	$236,624	$251,016

     We are continuing to manufacture TYSABRI. Because of the uncertain future commercial availability of TYSABRI and our inability to predict to the required degree of certainty that TYSABRI inventory will be realized in commercial sales prior to the expiration of its shelf life, we charged $23.2 million of costs related to the manufacture of TYSABRI in the first quarter of 2005 to expense. This amount was charged to cost of product revenues. At the time of production, inventory was believed to be commercially salable. Beginning in the second quarter of 2005, as we are working with clinical investigators to understand the possible risks of PML, we will charge the costs related to the manufacture of TYSABRI to research and development expense. In subsequent periods, we will continue to assess TYSABRI to determine if manufacturing costs need to be expensed in light of existing information related to the potential future commercial availability of TYSABRI and applicable accounting standards.

     We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realized value. If the actual realizable value is less than that estimated by us, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-offs may be required. For the three months ended March 31, 2005, we wrote-down $18.1 million of unmarketable inventory to cost of product revenues, which consisted of $9.0 million for AVONEX, $7.2 million for AMEVIVE and $1.9 million for ZEVALIN.

     Upon approval by the FDA of a new component for the pre-filled syringe formulation of AVONEX in March 2005, we wrote-down $8.4 million of the remaining supplies of the alternative presentations of AVONEX that are no longer needed, given the recent approval. The AMEVIVE inventory and the remaining $0.6 million of AVONEX inventory were written-down when it was determined that the inventory failed to meet the numerous stringent quality specifications agreed upon with the FDA. The ZEVALIN inventory was written-down when it was determined that the inventory will not be marketable based on estimates of demand.

     For the three months ended March 31, 2004, we wrote down $3.6 million of unmarketable inventory to cost of product revenues. The write-down consisted of $2.1 million related to AVONEX and $1.5 million related to AMEVIVE. The inventory was written-down to its net realizable value when it was determined that the inventory failed to meet the numerous stringent quality specifications agreed upon with the FDA.

     Intangible Assets and Goodwill

     In connection with the merger transaction on November 12, 2003 between Biogen, Inc. and IDEC Pharmaceuticals Corporation, or the Merger, we recorded intangible assets related to patents, trademarks, and core technology as part of the purchase price. These intangible assets were recorded at fair value, and at March 31, 2005 and December 31, 2004 are net of accumulated amortization and impairments. Intangible assets related to out-licensed patents and core technology are amortized over their estimated useful lives, ranging from 12 to 20 years, based on the greater of straight-line method or economic consumption each period. These amortization costs are included in “Amortization of acquired intangible assets” in the accompanying condensed consolidated statements of income. Intangible assets related to trademarks have indefinite lives, and as a result are not amortized, but are subject to review for impairment. We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

     Goodwill associated with the Merger represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for by the purchase method of accounting. Goodwill is not amortized, but rather subject to periodic review for impairment. Goodwill is reviewed annually and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. As a result of the voluntary suspension of TYSABRI in February 2005, we performed an interim review for impairment of goodwill, intangibles and other long-lived assets. We believe that the fair value of our Biogen reporting unit exceeds its carrying value and therefore, we determined that goodwill was properly valued. However, should new information arise, we may need to reassess goodwill for impairment in light of the new information and we may be required to take impairment charges related to goodwill.

     As of March 31, 2005 and December 31, 2004, intangible assets and goodwill, net of accumulated amortization and impairment charges, were as follows (table in thousands):

		March 31, 2005			December 31, 2004
	Estimated	Historical	Accumulated		Historical	Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net
Out-licensed patents	12 years	$578,000	$66,630	$511,370	$578,000	$54,589	$523,411
Core/developed technology	15-20 years	2,993,000	360,905	2,632,095	2,993,000	297,269	2,695,731
Trademarks & tradenames	Indefinite	64,000	—	64,000	64,000	—	64,000
In-licensed patents	7-14 years	12,482	3,175	9,307	12,482	2,797	9,685

Total		$3,647,482	$430,710	$3,216,772	$3,647,482	$354,655	$3,292,827

Goodwill	Indefinite	$1,151,105	$—	$1,151,105	$1,151,105	$—	$1,151,105

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

     Product revenue consists of sales from four of our products: AVONEX, AMEVIVE, ZEVALIN, and TYSABRI. The timing of distributor orders and shipments can cause variability in earnings. Revenues from product sales are recognized when product is shipped and title and risk of loss has passed to the customer, typically upon delivery. Revenues are recorded net of applicable allowances for returns, patient assistance, trade term discounts, Medicaid rebates, Veteran’s Administration rebates, and managed care discounts and other applicable allowances. Included in our condensed consolidated balance sheets at March 31, 2005 and December 31, 2004 are allowances for returns, rebates, discounts and other allowances which totaled $44.9 million and $33.8 million, respectively. At March 31, 2005, our allowance for product returns was $11.1 million. In the first three months of 2005, total discounts and allowances were approximately 2% of total current assets and less than 1% of total assets. We prepare our estimates for sales returns and allowances, discounts and rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate.

     For the three months ended March 31, 2005 and 2004, we recorded $53.8 million and $38.9 million, respectively, in our condensed consolidated statements of income related to sales returns and allowances, discounts, and rebates. In the first three months of 2005 and 2004, the amount of product returns was approximately 3.0% and 1.1%, respectively, of product revenue for all our products. Product returns were $12.0 million and $3.9 million for the three months ended March 31, 2005 and 2004, respectively. The increase of product returns in the first quarter of 2005 consisted of $9.0 million due to the voluntary suspension of TYSABRI. Product returns in the first three months of 2005 included $0.2 million related to product sales made prior to 2005.

     In January 2003, we received regulatory approval to market AMEVIVE in the U.S. In connection with the commercialization of AMEVIVE, we implemented an initiative, undertaken in cooperation with one of our distributors which provides discounts on future purchases of AMEVIVE made after a private payor has initially verified that it will cover the product but later denies the claim after appeal and where the other requirements of the initiative are met. Under this initiative, our exposure was contractually limited to 5% of the price of all AMEVIVE purchased by the distributor. As a result, we deferred recognition of revenue of 5% of AMEVIVE purchased by the distributor until such time as sufficient history of insurance claims reimbursement becomes available. As of December 31, 2004, we had approximately $2.8 million of deferred revenue related to this initiative in accrued expenses and other. Since January 2003, our experience of denials of claims after appeal and where the other requirements of the initiative have been met were substantially below the contractual limit. As a result, as of March 31, 2005, we have recognized approximately $2.8 million in AMEVIVE product revenue, which had previously been deferred.

     In November 2004, we received regulatory approval in the U.S. of TYSABRI for the treatment of MS and paid a $7.0 million approval-based milestone to Elan. Upon approval, we also became obligated to provide Elan with $5.3 million in credits against reimbursement of commercialization costs. Elan can apply $1.5 million of the credits per year. The approval and credit milestones were capitalized upon approval in investments and other assets and are being amortized over the remaining patent life of approximately 15 years. The amortization of the approval and credit milestones is being recorded as a reduction of revenue. In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and informed physicians that they should suspend dosing of TYSABRI until further notification. We have reassessed our long-lived assets related to TYSABRI, such as intangibles and manufacturing facilities, and have determined that there are no impairments related to these assets as a result of the suspension of the marketing of TYSABRI. However, should new information arise, we may be required to take impairment charges related to certain of our long-lived assets.

     Under our agreement with Elan, we manufacture TYSABRI and, in the U.S. prior to the suspension, sold TYSABRI to Elan who then distributed TYSABRI to third party distributors. Prior to the suspension, we recorded revenue when TYSABRI was shipped from Elan to third party distributors. In the first quarter of 2005, we recorded $5.9 million of net product revenues related to sales of TYSABRI to Elan that we estimate were ultimately dosed into patients. Additionally, as of March 31, 2005, we deferred $14.0 million in revenue related to sales of TYSABRI which had not yet been shipped by Elan. As of March 31, 2005, Elan owed us $22.0 million, representing commercialization and development expenses incurred by us, which is included in other current assets on our condensed consolidated balance sheets. As of March 31, 2005, and in connection with the voluntary suspension of TYSABRI, we recorded an allowance for sales returns of approximately $9.0 million, which represented our best estimate of expected returns from our customers of product we sold in the first quarter of 2005. This return was based on expected returns of 9,750 units of TYSABRI. Should our estimate of expected sales returns and allowances be materially different from actual returns, then we may be required to record adjustments, which could result in additional revenues or further reductions of revenue.

     Revenues from unconsolidated joint business consist of our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech, reimbursement from Genentech of our RITUXAN-related sales force and development expenses and royalties from Genentech for sales of RITUXAN outside the U.S. by Roche and Zenyaku. Under the copromotion arrangement, all U.S. sales of RITUXAN and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our amended and restated collaboration agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking U.S. net sales of RITUXAN to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. In the first quarter, we met the minimum level and we began recording our profit share at the higher percentage. In June 2003, we amended and restated our collaboration agreement with Genentech to include the development and commercialization of one or more anti-CD20 antibodies targeting B-cell disorders, in addition to RITUXAN, for a broad range of indications. Upon approval of the first new anti-CD20 product, the pretax copromotion profit-sharing formula for RITUXAN and other anti-CD20 products will change over a period of time to a fixed annual profit-sharing percentage at the lower tier. Currently, we record our share of expenses incurred for the development of new anti-CD20 products in research and development expense until such time as a new product is approved, at which time we will record our share of pretax copromotion profits related to the new product in revenues from unconsolidated joint business. We record our royalty revenue on sales of RITUXAN outside the U.S. on a cash basis. Under the amended and restated collaboration agreement, we will receive lower royalty revenue from Genentech on sales by Roche and Zenyaku of new anti-CD20 products, as compared to royalty revenue received on sales of RITUXAN. The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country by country basis.

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

     Research and Development Expenses

     Research and development expenses are comprised of expenses incurred in performing research and development activities including salaries and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Research and development expenses, including upfront fees and milestones paid to collaborators, are expensed as incurred. We have entered into certain research agreements in which we share expenses with our collaborator. We have entered into other collaborations where we are reimbursed for work performed by our collaborative partners. We record these expenses as research and development expenses. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments by the collaborator for their share of the development effort as a reduction of research and development expense. If the arrangement is a reimbursement of research and development expenses, we record the reimbursement as corporate partner revenue.

     We are continuing to manufacture TYSABRI. Because of the uncertain future commercial availability of TYSABRI and our inability to predict with the required degree of certainty that TYSABRI inventory will be realized in commercial sales prior to the expiration of its shelf life, we charged $23.2 million of costs related to the manufacture of TYSABRI in the first quarter of 2005 to expense. This amount was charged to cost of product revenues. At the time of production, the inventory was believed to be commercially salable. Beginning in the second quarter of 2005, as we are working with clinical investigators to understand the possible risks of PML, we will charge the costs related to the manufacture of TYSABRI to research and development expense. In subsequent periods, we will continue to assess TYSABRI to determine if its needs to be expensed in light of existing information related to the potential future commercial availability of TYSABRI and applicable accounting standards.

     Reclassification

     Certain reclassifications of prior year amounts have been made to conform to current year presentation.

     Accounting for Stock-Based Compensation

     We have several stock-based compensation plans. We apply APB Opinion No. 25 “Accounting for Stock Issued to Employees” in accounting for our plans and apply Statement of Financial Accounting Standards No. 123 “Accounting for Stock Issued to Employees,” or SFAS 123, as amended by Statement of Financial Accounting Standards No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” or SFAS 148, for disclosure purposes only. The SFAS 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Stock-based compensation issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations.

     If compensation cost for awards issued in the three months ended March 31, 2005 and 2004 under the stock-based compensation plans, including costs related to prior years’ awards, had been determined based on SFAS 123 as amended by SFAS 148, our pro forma net income (loss), and pro forma earnings (loss) per share for the three and months ended March 31, would have been as follows (table in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Reported net income (loss)	$43,458	$(41,198)
Stock based compensation included in net income (loss)	7,851	2,921
Pro forma stock compensation expense, net of tax	(24,339)	(12,428)

Pro forma net income (loss)	$26,970	$(50,705)

Reported basic earnings (loss) per share	$0.13	$(0.12)
Pro forma basic earnings (loss) per share	$0.08	$(0.15)
Reported diluted earnings (loss) per share	$0.12	$(0.12)
Pro forma diluted earnings (loss) per share	$0.08	$(0.15)

     The fair value of each option granted under our stock-based compensation plans and each purchase right granted under our employee stock purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended
	March 31,
	2005	2004
Expected dividend yield	0%	0%
Expected stock price volatility	35%	44%
Risk-free interest rate	4.2%	3.4%
Expected option life in years	5.4	5.4

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 did not apply to awards prior to 1995, and additional awards in future years are anticipated. Additionally, in

December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Share-Based Payments,” which replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS 123(R) in the reporting period starting January 1, 2006. See “Note 17 — New Accounting Pronouncements” for a more complete description of this new accounting guidance and the potential impact it will have on our financial statements.

2. Financial Instruments

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

     We have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts have durations of ninety days to nine months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at March 31, 2005 and December 31, 2004 were approximately $121.8 million and $164.3 million, respectively. These contracts had fair values of $7.3 million and $18.1 million, representing unrealized losses, and were included in other current liabilities at March 31, 2005 and December 31, 2004, respectively.

     For the three months ended March 31, 2005 and 2004, there were no significant amounts recognized in earnings due to hedge ineffectiveness or as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. We recognized approximately $1.8 million and $0.9 million of losses in product revenue for the settlement of certain effective cash flow hedge instruments for the three months ended March 31, 2005 and 2004, respectively. We recognized approximately $0.2 million of losses in royalty revenue for the settlement of certain effective cash flow hedge instruments for both the three months ended March 31, 2005 and 2004. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

3. Comprehensive Income (Loss)

     Comprehensive income (loss) is comprised of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income (loss), such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments, net of tax. Comprehensive income (loss) for the three months ended March 31, 2005 and 2004 was $40.8 million and $(32.9) million, respectively.

4. Earnings (Loss) per Share

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

     Basic and diluted earnings (loss) per share are calculated as follows (table in thousands):

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Net income (loss)	$43,458	$(41,198)
Adjustment for net income allocable to preferred stock	64	—

Net income (loss) used in calculating basic earnings (loss) per share	43,394	(41,198)
Adjustment for interest, net of tax	535	—

Net income (loss) used in calculating diluted earnings (loss) per share	$43,929	$(41,198)

Denominator:
Weighted average number of common shares outstanding	335,279	333,699
Effect of dilutive securities:
Stock options	6,625	—
Restricted stock awards	1,535	—
Convertible promissory notes due 2019	8,734	—

Dilutive potential common shares	16,894	—

Shares used in calculating diluted earnings (loss) per share	352,173	333,699

     The following amounts were not included in the calculation of net income (loss) per share because their effects were anti-dilutive (table in thousands):

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Net income allocable to preferred shares	$64	$—
Adjustment for interest, net of tax	4,006	2,564

Total	$4,070	$2,564

Denominator:
Stock options	8,889	10,634
Restricted stock awards	—	737
Convertible preferred stock	493	493
Convertible promissory notes due 2019	—	13,083
Convertible promissory notes due 2032	8,661	8,661

Total	18,043	33,608

5. Collaborations

     In June 2004, we entered into a collaborative research and development agreement with Vernalis plc, or Vernalis, aimed at advancing research into Vernalis’ adenosine A2A receptor antagonist program, which targets Parkinson’s disease and other central nervous system disorders. Under the agreement, we receive exclusive worldwide rights to develop and commercialize Vernalis’ lead compound, V2006. We paid Vernalis an initial license fee of $10.0 million in July 2004, which was recorded in research and development expenses in the second quarter of 2004. Terms of the collaborative agreement require us to make milestone payments upon the achievement of certain program objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration. In June 2004, we made an investment of $5.5 million through subscription for approximately 6.2 million new Vernalis common shares. In March 2005, we purchased approximately 1.4 million additional shares under a qualified offering for $1.8 million, which fully satisfies our investment obligation under the collaboration agreement. We now hold a total of approximately 7.6 million shares representing 3.81% of total shares outstanding. Our investment in Vernalis is included in investments and other assets.

6. Notes Payable

     Our notes payable are as follows (table in thousands):

	March 31,	December 31,
	2005	2004
	(In thousands)
Current liabilities:
30-year senior convertible promissory notes, due 2032 at 1.75%	$751,681	$748,430

	$751,681	$748,430

Long-term liabilities:
20-year subordinated convertible promissory notes, due 2019 at 5.5%	$94,757	$101,879

	$94,757	$101,879

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

     Upon maturity, the senior notes will have an aggregate principal face value of $1.2 billion. Each $1,000 aggregate principal face value senior note is convertible at the holder’s option at any time through maturity into 7.1881 shares of our common stock at an initial conversion price of $82.49, resulting in total potential common shares to be issued upon conversion of 8.7 million shares. In addition, holders of the senior notes may require us to purchase all or a portion of the senior notes on April 29, 2005, 2007, 2012 and 2017 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, payable in cash. We expect that on April 29, 2005, holders of the senior notes will require us to purchase all or a portion of the senior notes which could result in a cash outflow of approximately $809 million. This outflow includes payments of the aggregate purchase price of the notes of approximately $753 million plus the payment of tax for which deferred tax liabilities have been previously established related to additional deductible interest expense. As a result, these senior notes are included in notes payable under current liabilities in our condensed consolidated balance sheets. In addition, if a change in control in our company occurs on or before April 29, 2007, holders may require us to purchase all or a portion of their senior notes for cash. We have the right to redeem, at a price equal to the issue price plus the accrued original issue discount to the date of redemption, all or a portion of the senior notes for cash at any time on or after April 29, 2007.

     In February 1999, we raised through the issuance of our subordinated notes, approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million. The subordinated notes were priced with a yield to maturity of 5.5% annually. Upon maturity, the subordinated notes issued in February 1999 would have had an aggregate principal face value of $345.0 million. As of March 31, 2005, our remaining indebtedness under the subordinated notes was approximately $201.1 million at maturity, due to conversion of subordinated notes into common stock.

     Each $1,000 aggregate principal face value subordinated note is convertible at the holders’ option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36 per share. In the first three months of 2005, holders of subordinated notes with a face value of approximately $18.1 million elected to convert their subordinated notes to approximately 0.7 million shares of our common stock. Additionally, the holders of the subordinated notes may require us to purchase the subordinated notes on February 16, 2009 or 2014 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, with us having the option to repay the subordinated notes plus accrued original issue discount in cash, common stock or a combination of cash and stock. We have the right to redeem at a price equal to the issue price plus the accrued original issue discount to the date of redemption all or a portion of the subordinated notes for cash at any time.

7. Other Income (Expense), Net

     Total other income (expense), net consists of the following (table in thousands):

	Three Months Ended
	March 31,
	2005	2004
Interest income	$15,705	$14,326
Interest expense	(6,911)	(3,809)
Other income (expense)	(17,720)	1,209

Total other income (expense), net	$(8,926)	$11,726

     Other expense for the three months ended March 31, 2005 consists primarily of a $12.3 million of expenses related to the impairment of certain marketable securities that were determined to be impaired on an other-than-temporary basis, $2.4 million of foreign exchange remeasurement losses, $2.3 million of loan impairments, and $1.6 million of realized losses on sales of marketable securities.

     Other income for the three months ended March 31, 2004 consists primarily of gains on sales of our marketable securities available-for-sale of approximately $1.2 million.

8. Income Taxes

     Our effective tax rate for the three months ended March 31, 2005 was 34.5% compared to 42.9% for the comparable period in 2004. Our effective tax rate for the three months ended March 31, 2005 was lower than the normal statutory rate primarily due to the effect of lower income tax rates (less than the 35% U.S. statutory corporate rate) in certain non-U.S. jurisdictions in which we operate, tax credits allowed for research and experimentation expenditures in the U.S., and the new domestic manufacturing deduction, offset by acquisition-related intangible amortization arising from purchase accounting related to foreign jurisdictions. Our effective tax rate for the three months ended March 31, 2004 was higher than the normal statutory rate primarily due to the acquisition-related intangible amortization expenses and inventory fair value adjustments arising from purchase accounting related to foreign jurisdictions. We have tax credit carryforwards for federal and state income tax purposes available to offset future taxable income. The utilization of our tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate that this annual limitation will result only in a modest delay in the utilization of such tax credits.

     On October 22, 2004, the American Jobs Creation Act of 2004, or the Act, was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate that could be as low as 5.25%. On December 21, 2004, the FASB issued FASB staff position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, or FSP 109-2. FSP 109-2 allows companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS 109’s exception to recognizing deferred tax liabilities and require explanatory disclosures from those who need the additional time. Through March 31, 2005, we have not recognized deferred taxes on foreign earnings because such earnings were, and continue to be, indefinitely reinvested outside the U.S. Whether we will ultimately take advantage of this temporary tax incentive depends on a number of factors including reviewing future Congressional or other Governmental guidance with respect to certain aspects of the new legislation that require clarification before an informed decision can be made. Until such clarification is received, we will continue our plan and intention to indefinitely reinvest accumulated earnings of our foreign subsidiaries. If we decide to avail ourselves of this temporary tax incentive, up to $500 million could be repatriated under the Act, and we could incur a one-time tax charge to our consolidated results of operations of up to approximately $32 million.

     Another important provision of the Act relates to the deduction for domestic manufacturing. We estimate that the deduction will reduce our effective tax rate by approximately 1.21% for the current year and by a higher amount in future years, as the deduction is fully phased-in.

9. Unconsolidated Joint Business Arrangement

     Revenues from unconsolidated joint business arrangement consist of the following (table in thousands):

	Three Months Ended
	March 31,
	2005	2004
Copromotion profits	$123,116	$101,140
Reimbursement of selling and development expenses	12,875	6,637
Royalty revenue on sales of RITUXAN outside the U.S.	24,462	26,178

	$160,453	$133,955

     We received royalties on sales of RITUXAN outside of the U.S. of $24.5 million for the three months ended March 31, 2005 as compared to $26.2 million for the three months ended March 31, 2004, which we include under “Unconsolidated joint business” in our condensed consolidated statements of income. Our royalty revenue on sales of RITUXAN outside the U.S. is based on Roche and Zenyaku’s net sales to third-party customers and is recorded on a cash basis. Royalty revenues from sales of RITUXAN outside the U.S. increased approximately $9.6 million, but were offset by an $11.3 million royalty credit claimed by our partners for prior periods.

     Under the amended and restated collaboration agreement, we will receive lower royalty revenue from Genentech on sales by Roche and Zenyaku of new anti-CD20 products, as compared to royalty revenue received on sales of RITUXAN. The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country by country basis.

10. Litigation

     On March 2, 2005, we, along with William H. Rastetter, our Executive Chairman, and James C. Mullen, our Chief Executive Officer, were named as defendants in a purported class action lawsuit, captioned Brown v. Biogen Idec Inc., et al., filed in the U.S. District Court for the District of Massachusetts. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between February 18, 2004 and February 25, 2005. The plaintiff alleges that the defendants made materially false and misleading statements regarding potentially serious side effects of TYSABRI in order to gain accelerated approval from the FDA for the product’s distribution and sale. The plaintiff alleges that these materially false and misleading statements harmed the purported class by artificially inflating our stock price during the purported class period and that company insiders benefited personally from the inflated price by selling our stock. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. Two substantially similar actions, captioned Grill v. Biogen Idec Inc., et al., and Lobel v. Biogen Idec Inc., et al., were filed on March 10, 2005 and April 21, 2005, respectively, in the same court by two other purported class representatives. By court order dated April 6, 2005, defendants are not required to respond to the complaints until 60 days after the later of (a) the Court’s selection of a lead plaintiff pursuant to the Private Securities Litigation Reform Act or (b) the date on which a consolidated amended complaint, if any, is served upon the defendants. We believe that the actions are without merit and intend to contest them vigorously. At this stage of litigation, we cannot make any estimate of a potential loss or range of loss.

     On March 4, 2005, a purported shareholder derivative action, captioned Halpern v. Rastetter, et al. (“Halpern”), was filed in the Court of Chancery for the State of Delaware, in New Castle County, on our behalf, against us as nominal defendant, our Board of Directors and our former general counsel. The plaintiff derivatively claims breaches of fiduciary duty by our Board of Directors for inadequate oversight of our policies, practices, controls and assets, and for recklessly awarding executive bonuses despite alleged awareness of potentially serious side effects of TYSABRI and the potential for related harm to our financial position. The plaintiff also derivatively claims that our Executive Chairman, former general counsel and a director misappropriated confidential company information for personal profit by selling our stock while in possession of material, non-public information regarding the potentially serious side effects of TYSABRI, and alleges that our Board of Directors did not ensure that appropriate policies were in place regarding the control of confidential information and personal trading in our securities by officers and directors. The plaintiff seeks unspecified damages, profits, the return of all bonuses paid by us, costs and attorneys’ fees. A substantially similar action, captioned Golaine v. Rastetter, et al. (“Golaine”), was filed on March 14, 2005 in the same court. Neither of the plaintiffs made presuit demand on our Board of Directors prior to filing their respective actions. We filed an Answer and Affirmative Defenses in Halpern on March 31, 2005 and our Board of Directors filed an Answer and Affirmative Defenses on April 11, 2005, which was amended as of April 12, 2005. By court order dated April 14, 2005, Halpern and Golaine were consolidated, captioned In re Biogen Idec Inc. Derivative Litigation and the Halpern complaint is the operative complaint in the consolidated action. The consolidated action does not seek affirmative relief from the Company. We believe that there are substantial legal and factual defenses to the claims and intend to pursue them vigorously.

     On March 9, 2005, two additional purported shareholder derivative actions, captioned Carmona v. Mullen, et al. (“Carmona”) and Fink v. Mullen, et al. (“Fink”), were brought in the Superior Court of the State of California, County of San Diego, on our behalf, against us as nominal defendant, our Board of Directors and our chief financial officer. The plaintiffs derivatively claim breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment against all defendants. The plaintiffs also derivatively claim insider selling in violation of California Corporations Code § 25402 and breach of fiduciary duty and misappropriation of information against certain defendants who sold our securities during the period of February 18, 2004 to the date of the complaints. The plaintiffs allege that the defendants caused and/or allowed us to issue, and conspired, aided and abetted and acted in concert in concealing that we were issuing, false and misleading press releases about the safety of TYSABRI and its financial prospects which resulted in legal claims being asserted against us, irreparable harm to our corporate image, depression of our stock price and impairment of our ability to raise capital. The plaintiffs also allege that certain defendants sold personally owned shares of our stock while in possession of material, undisclosed, adverse information. The plaintiffs seek unspecified damages, treble damages for the purported insider trading in violation of California Corporate Code § 25402, equitable relief including restriction of the defendants’ trading proceeds or other assets, restitution, disgorgement and costs, including attorneys’ fees and expenses. Neither of the plaintiffs made presuit demand on the Board of Directors prior to filing their respective actions. On April 11, 2005, all defendants filed a Motion To Stay Proceedings in both Carmona and Fink. Oral arguments on defendants’ motions are scheduled for May 2005. These purported derivative actions do not seek affirmative relief from the Company. We believe that there are substantial legal and factual defenses to the claims and intend to pursue them vigorously.

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

      On April 21, 2005, we received a formal order of investigation from the Boston District Office of the SEC. The SEC is investigating whether any violations of the federal securities laws occurred in connection with the suspension of marketing and commercial distribution of TYSABRI. We continue to cooperate fully with the SEC in this investigation. We are unable to predict the outcome of this investigation or the timing of its resolution.

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

     Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in certain cases, Biogen Idec Inc., was named as a defendant in lawsuits filed by the County of Suffolk, New York, the County of Westchester, New York, the County of Rockland, New York, the County of Nassau, New York, the County of Onondaga, New York, the County of Chenango, New York, the County of Chautauqua, New York, the County of Albany, New York, the County of Allegany, New York, the County of Herkimer, New York, the County of Monroe, New York, the County of Rensselaer, New York, the County of Tompkins, New York, the County of Wayne, New York, the County of Washington, New York, the County of Erie, New York, and the City of New York. The cases are pending in the U.S. District Court for the District of Massachusetts, with the exception of the Onondaga, Chenango, Chautauqua, Albany, Allegany, Herkimer, Monroe, Rensselaer, Tompkins, Wayne, and Washington lawsuits, which are expected to be transferred to the U.S. District Court for the District of Massachusetts, and the Erie lawsuit, which is pending in the Supreme Court of the State of New York for the County of Erie. All of the complaints allege that the defendants fraudulently reported the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement, also referred to as Covered Drugs; marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and overcharged Medicaid for illegally inflated Covered Drugs reimbursements. The complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, all of the complaints, with the exception of the County of Erie complaint, allege that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements entered into with the Secretary of Health and Human Services, and excluded from their reporting certain drugs offered at discounts and other rebates that would have reduced the “best price.” The Suffolk, Westchester, Rockland, and Nassau County complaints also claim that the defendants violated the Racketeering Influence and Corrupt Organizations Act (RICO) 18 U.S.C. § 1962(c). In April 2005, the court dismissed Suffolk County’s remaining claims against us and the other defendants and held that Suffolk County’s documentation was insufficient to plead allegations of fraud. Neither Biogen Idec nor the other defendants have answered or responded to the complaints that have been filed in federal court by the other New York counties, as all of the plaintiffs, with the exception of the County of Nassau, have agreed to stay the time to respond until a Consolidated Complaint is filed on behalf of those counties in the U.S. District Court for the District of Massachusetts. The County of Nassau has declined to join the other counties in filing a Consolidated Complaint, but has agreed to stay the time to respond until the Consolidated Complaint is filed. Neither Biogen Idec nor the other defendants have answered or responded to the County of Erie complaint. On April 15, 2005, Biogen Idec, together with other named defendants, filed a notice of removal requesting that the County of Erie complaint be removed to federal court. On the same day, Biogen Idec and the other named defendants filed a motion to stay the County of Erie proceedings pending the court’s determination of whether the action can be removed and then transferred to the U.S. District Court for the District of Massachusetts. Biogen Idec intends to defend itself vigorously against all of the allegations and claims in these lawsuits. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

     In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.

11. Share Repurchase Program

     In October 2004, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock will provide us with treasury shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program will expire no later than October 4, 2006. During the first quarter of 2005, we repurchased approximately 3.5 million shares under this program, at a cost of $168.5 million. Approximately 15.9 million shares remain authorized for repurchase under this program at March 31, 2005. In March 2005, we entered into a Rule 10b5-1 plan with a third party broker pursuant to which the broker will repurchase shares of our common stock under this repurchase program. A maximum of 4.0 million shares of common stock may be repurchased under the 10b5-1 plan. Repurchases under the 10b5-1 plan are scheduled to take place between May 2, 2005 and July 31, 2005 and will only be made if the stock price and other parameters of the plan are met.

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

12. Segment Information

     We operate in one segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care. Our chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment. We currently have five products: AVONEX and TYSABRI for the treatment of relapsing MS, RITUXAN and ZEVALIN, both of which treat certain B-cell non-Hodgkin’s lymphomas, or B-cell NHLs, and AMEVIVE for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. We also receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control including sales of RITUXAN outside the U.S. Revenues are primarily attributed from external customers to individual countries where earned based on location of the customer or licensee.

13. Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34”, or FIN No. 45. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since January 1, 2003, we have not issued or modified any material guarantees as defined by FIN No. 45.

     We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2005.

14. Restricted Stock Awards

     In the first three months of 2005, we granted a total of 0.8 million shares of restricted common stock to employees under our 2003 Omnibus Equity Plan. In 2004, we granted a total of 1.3 million shares of restricted common stock to employees under our 2003 Omnibus Equity Plan. The restricted stock will vest 100% three years from the grant date, provided the employee remains continuously employed with us. During the vesting period, shareholders have full voting rights, even though the restricted stock remains subject to transfer restrictions and will generally be forfeited upon termination of employment prior to vesting. Approximately 0.2 million and 0.1 million grants have been forfeited as of March 31, 2005 and December 31, 2004, respectively, due to employee terminations. At March 31, 2005 and December 31, 2004, deferred stock based compensation related to restricted stock was $81.1 million and $35.1 million, respectively, and was included in shareholders’ equity. For the three months ended March 31, 2005 and 2004, we recorded stock compensation charges of $6.5 million and $2.6 million, respectively, related to the restricted stock.

15. Pension

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

     At March 31, 2005, we had a liability of $13.0 million related to these plans, including transition benefits associated with the Retirement Plan terminations.

16. Impairment of Long-Lived Assets

     In March 2005, after our voluntary suspension of TYSABRI, we determined that we would no longer proceed with the fill-finish component of our large-scale biologic manufacturing facility in Hillerod, Denmark. As a result, in the first quarter of 2005, we wrote-down to research and development expense approximately $6.2 million of engineering costs which had previously been capitalized.

17. New Accounting Pronouncements

     In December 2004, the FASB issued SFAS 123(R), “Share-Based Payments,” which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement Statement No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS 123(R) in the reporting period starting January 1, 2006. We expect that SFAS 123(R) will have a significant impact on our financial statements. At the present time, we have not yet determined which valuation method we will use.

     The FASB has proposed amending SFAS 128, “Earnings per Share,” to make it consistent with International Accounting Standard 33, “Earnings per Share”, and make earning per share, or EPS, computations comparable on a global basis. Under the proposed amendment, the year-to-date EPS computation would be performed independently from the quarterly computations. Additionally, for all contracts that may be settled in either cash or shares of stock, companies must assume that settlement will occur by the issuance of shares for purposes of computing diluted EPS, even if they intend to settle by paying cash or have a history of cash-only settlements, regardless of who controls the means of settlement. Lastly, under the proposed amendment, shares that will be issued upon conversion of a mandatory convertible security must be included in the weighted-average number of shares outstanding used in computing basic EPS from the date that conversion becomes mandatory, using the if-converted method, regardless of whether the result is anti-dilutive. The proposed amended standard was expected to be issued during the first quarter of 2005. However, the FASB has not yet finalized the revised effective date of the proposed amendment or its transition provisions. Retrospective application in all periods presented would be required, and could require the restatement of previously reported EPS. We do not expect the provisions of the amended SFAS 128 will have a significant impact on our results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Biogen Idec creates new standards of care in oncology and immunology. As a global leader in the development, manufacturing, and commercialization of novel therapies, we transform scientific discoveries into advances in human healthcare. We currently have five products:

•	AVONEX® (interferon beta-1a) for the treatment of relapsing forms of multiple sclerosis, or MS.

•	RITUXAN® (rituximab) and ZEVALIN® (ibritumomab tiuxetan), both of which treat certain B-cell non-Hodgkin’s lymphomas, or B-cell NHLs. We collaborate with Genentech Inc., or Genentech, on the development and commercialization of RITUXAN. RITUXAN is the trade name in the United States, or U.S., Canada and Japan for the compound rituximab. MabThera is the tradename for rituximab in the European Union, or EU. In this Form 10-Q, we refer to rituximab, RITUXAN and MabThera collectively as RITUXAN, except where we have otherwise indicated.

•	AMEVIVE® (alefacept) for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy.

•	TYSABRI® (natalizumab), formerly known as ANTEGREN®, which was approved by the U.S. Food and Drug Administration, or FDA, in November 2004 to treat relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan Corporation plc, or Elan, voluntarily suspended the marketing and commercial distribution of TYSABRI, and informed physicians that they should suspend dosing of TYSABRI until further notification. In addition, we suspended dosing in clinical studies of TYSABRI in MS, Crohn’s disease and rheumatoid arthritis. These decisions were based on reports of cases of progressive multifocal leukoencephalopathy, or PML, a rare and frequently fatal, demyelinating disease of the central nervous system in TYSABRI-treated patients participating in clinical studies. We and Elan are working with clinical investigators to evaluate patients treated with TYSABRI in clinical studies and are consulting with leading experts to better understand the possible risk of PML with TYSABRI. The outcome of these evaluations will be used to determine possible re-initiation of dosing in clinical studies and future commercial availability. See “Forward-Looking Information and Risk Factors That May Affect Future Results — Safety Issues with TYSABRI Could Significantly Affect our Growth.”

Results of Operations

Revenues (table in thousands)

	Three Months Ended
	March 31,
	2005	2004
Product sales
United States	$254,597	$257,949
Rest of world	142,987	114,588

Total product sales	397,584	372,537
Unconsolidated joint business revenue	160,453	133,955
Royalties	26,749	25,213
Corporate partner	3,016	10,037

Total revenues	$587,802	$541,742

Product Sales (table in thousands)

	Three Months Ended
	March 31,
	2005	2004
AVONEX	$373,585	$354,718
AMEVIVE	12,017	12,987
ZEVALIN	6,036	4,832
TYSABRI	5,946	—

Total product sales	$397,584	$372,537

     For the three months ended March 31, 2005 sales of AVONEX generated worldwide revenues of $373.6 million, of which $232.8 million was generated in the U.S. and $140.8 million was generated outside the U.S., primarily the EU. For the three months ended March 31, 2004, sales of AVONEX generated worldwide revenues of $354.7 million, of which $240.1 million was generated in the U.S. and $114.6 million was generated outside the U.S., primarily the EU. In the U.S., product sales from AVONEX decreased primarily due to lower volume of sales, offset by price increases. Comparatively, in the first quarter of 2004, we had experienced an increase in the inventories held by our channel partners to normalized levels as a result of recovery from previously encountered problems in manufacturing our pre-filled syringe formulation of AVONEX, and for the reintroduction of an older formulation of AVONEX into the marketplace. Outside the U.S., product sales increased primarily due to increased sales volume. Product sales from AVONEX for the three months ended March 31, 2005 and 2004 represented approximately 64% and 65%, respectively, of our total revenues. We expect to face increasing competition in the MS marketplace in and outside the U.S. from existing and new MS treatments, including TYSABRI if it is reintroduced to the market, which may impact sales of AVONEX. We expect future growth in AVONEX revenues to be dependent to a large extent on our ability to compete successfully.

     For the three months ended March 31, 2005, AMEVIVE generated revenues of $12.0 million, of which $10.4 million was generated in the U.S., and $1.6 million was generated outside the U.S. As described below, revenues for the first quarter of 2005 included approximately $2.8 million of revenues which had previously been deferred. For the three months ended March 31, 2004, AMEVIVE generated revenues of $13.0 million, substantially all in the U.S. Revenue in the U.S. decreased as a result of lower sales volumes at March 31, 2005. In January 2003, we received regulatory approval to market AMEVIVE in the U.S. In connection with the commercialization of AMEVIVE, we implemented an initiative, undertaken in cooperation with one of our distributors which provides discounts on future purchases of AMEVIVE made after a private payor has initially verified that it will cover the product but later denies the claim after appeal and where the other requirements of the initiative are met. Under this initiative, our exposure was contractually limited to 5% of the price of all AMEVIVE purchased by the distributor. As a result, we deferred recognition of revenue of 5% of AMEVIVE purchased by the distributor until such time as sufficient history of insurance claims reimbursement becomes available. Since January 2003, our experience of denials of claims after appeal and where the other requirements of the initiative have been met were substantially below the contractual limit. As a result, for the three months ended March 31, 2005, we have recognized approximately $2.8 million in AMEVIVE product revenue, which had previously been deferred. Product sales from AMEVIVE represent approximately 2% of our total revenues in the first quarter of 2005 and 2004.

     For the three months ended March 31, 2005 and 2004, sales of ZEVALIN generated revenues of $6.0 million and $4.8 million, respectively. The increase in product sales related to ZEVALIN is attributable to higher sales volumes in the U.S., as well as $0.7 million of revenue from sales of ZEVALIN in the EU in the first quarter of 2005. Approved by the EMEA in 2004, we had no revenue from sales of ZEVALIN outside the U.S. in the first quarter of 2004. Product sales from ZEVALIN represented approximately 1% of our total revenues in the three months ended March 31, 2005 and 2004, respectively.

     In November 2004, TYSABRI was approved by the FDA as treatment for relapsing forms of MS to reduce the frequency of clinical relapses. In the U.S., prior to the suspension, we sold TYSABRI to Elan who then distributed TYSABRI to third party distributors and other customers. In the first quarter of 2005, our revenue associated with sales of TYSABRI was $5.9 million, which consists of revenue from sales which occurred prior to our voluntary suspension. Sales from TYSABRI represent 1% of our total revenues in the first quarter of 2005. In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and informed physicians that they should suspend dosing of TYSABRI until further notification. We and Elan are working with clinical investigators to evaluate patients treated with TYSABRI in clinical studies and are consulting with leading experts to better understand the possible risk of PML. The outcome of these evaluations will be used to determine the possibility of re-initiation of dosing in clinical studies and future commercial availability. As of March 31, 2005, and in connection with the voluntary suspension of TYSABRI, we recorded an allowance for sales returns of approximately $9.0 million related to product sold in the first quarter of 2005, which represented our best estimate of expected returns from our customers. This return was based on expected returns of 9,750 units of TYSABRI. Should our estimate of expected sales returns and allowances be materially different from actual returns, then we may be required to record adjustments, which could result in additional revenues or further reductions of revenue.

     See also the risks affecting revenues described in “Forward-Looking Information and Risk Factors That May Affect Future Results — Our Revenues Rely Significantly on a Limited Number of Products” and “Forward- Looking Information and Risk Factors That May Affect Future Results — Safety Issues with TYSABRI Could Significantly Affect Our Growth.”

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

     Under the amended and restated collaboration agreement, our current pretax copromotion profit-sharing formula has two tiers. We earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. In the first quarter, we met the minimum level and we began recording our profit share at the higher percentage. Upon approval of the first new anti-CD20 product, the pretax copromotion profit-sharing formula for RITUXAN and other anti-CD20 products sold by us and Genentech will change over a period of time to a fixed annual profit-sharing percentage at the lower tier.

     Copromotion profits consist of the following (table in thousands):

	Three Months Ended
	March 31,
	2005	2004
Product revenues, net	$440,549	$361,809
Costs and expenses	120,261	99,989

Copromotion profits	$320,288	$261,820

Biogen Idec’s share of copromotion profits	$123,116	$101,140

     Net sales of RITUXAN to third-party customers in the U.S. recorded by Genentech for the three months ended March 31, 2005 and 2004 were $440.5 million and $361.8 million, respectively. The increase was primarily due to higher sales for RITUXAN in treatments of B-cell NHLs and chronic lymphocytic leukemia, offset by increased expenses in 2005.

     Revenues from unconsolidated joint business for the three months ended March 31, 2005 and 2004, consist of the following (table in thousands):

	Three Months Ended
	March 31,
	2005	2004
Copromotion profits	$123,116	$101,140
Reimbursement of selling and development expenses	12,875	6,637
Royalty revenue on sales of RITUXAN outside the U.S.	24,462	26,178

	$160,453	$133,955

     For the three months ended March 31, 2005 and 2004, revenues for our RITUXAN-related sales force and development expenses were $12.9 million and $6.6 million, respectively. The increase is primarily due to increased personnel costs and development costs we incurred mainly related to the development of RITUXAN for rheumatoid arthritis in 2005.

     We received royalties on sales of RITUXAN outside of the U.S. of $24.5 million for the three months ended March 31, 2005 as compared to $26.2 million for the three months ended March 31, 2004, which we include under “Unconsolidated joint business” in our condensed consolidated statements of income. Our royalty revenue on sales of RITUXAN outside the U.S. is based on Roche and Zenyaku’s net sales to third-party customers and is recorded on a cash basis. Royalty revenues from sales of RITUXAN outside the U.S. increased approximately $9.6 million, but were offset by an $11.3 million royalty credit claimed by our partners for prior periods.

     Under the amended and restated collaboration agreement, we will receive lower royalty revenue from Genentech on sales by Roche and Zenyaku of new anti-CD20 products, as compared to royalty revenue received on sales of RITUXAN. The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis.

     Total unconsolidated joint business revenue represented 27% and 25% of our total revenues for the three months ended March 31, 2005 and 2004, respectively.

Royalty Revenue

     We receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control. Our royalty revenues on sales of RITUXAN outside the U.S. are included in “ Unconsolidated joint business”. For the three months ended March 31, 2005 and 2004, we earned approximately $26.7 million and $25.2 million, respectively, in royalty revenues representing 5% of total revenues in each period.

     Royalty revenues may fluctuate as a result of fluctuations in sales levels of products sold by our licensees from quarter to quarter due to the timing and extent of major events such as new indication approvals or government-sponsored programs.

Corporate Partner Revenues

     Corporate partner revenues consist of contract revenues and license fees. Corporate partner revenues totaled $3.0 million and $10.0 million for the three months ended March 31, 2005 and 2004, respectively, which represented less than 1% and 2% of total revenues for the first quarter of 2005 and 2004, respectively. Corporate partner revenues for the three months ended March 31, 2005 consists primarily of our collaborative development and license agreement with Seikagaku Corporation, or Seikagaku. Although our agreement with Seikagaku was terminated effective January 17, 2004, we had certain continuing obligations under the agreement that were fulfilled in the first quarter of 2005 and for which we recorded revenue from Seikagaku. Corporate partner revenues for the three months ended March 31, 2004 consisted primarily of a $10.0 million payment from Schering AG for the EMEA grant of marketing approval of ZEVALIN in the EU recorded as revenue in the first quarter of 2004. The payment represented, in part, a milestone payment to compensate us for preparing, generating, and collecting data that was critical to the EMEA marketing approval process.

Operating Costs and Expenses (table in thousands)

	Three Months Ended
	March 31,
	2005	2004
Cost of product and royalty revenues	$99,609	$254,767
Research and development	178,784	158,920
Selling, general and administrative	158,458	131,060
Amortization of acquired intangibles	75,677	80,860

Total operating costs and expenses	$512,528	$625,607

Cost of Product and Royalty Revenues

     For the three months ended March 31, 2005, total cost of product and royalty revenues was $99.6 million, consisting of product cost of revenues of $98.5 million and cost of royalty revenues of $1.1 million. In the first quarter of 2005, product cost of sales consisted of $57.2 million related to AVONEX, $13.2 million related to AMEVIVE, $4.1 million related to ZEVALIN and $24.0 million related to TYSABRI. Approximately $9.3 million in cost of product revenues represents the difference between the cost of AMEVIVE inventory recorded upon the merger transaction of Biogen, Inc. and IDEC Pharmaceuticals Corporation on November 12, 2003, or the Merger, and its historical manufacturing cost, which was recognized as cost of product revenues when the acquired inventory was sold or written-down in 2005. We expect that cost of product revenues in the remainder of 2005 related to AMEVIVE will include approximately $14.0 million related to the difference between the cost of AMEVIVE inventory recorded at the Merger date and its historical manufacturing cost, as the acquired inventory is sold or written-down. In 2006 and beyond, we expect this amount will be approximately $68 million in total and we will record these costs as the AMEVIVE inventory is sold or written-down.

     We are continuing to manufacture TYSABRI. Because of the uncertain future commercial availability of TYSABRI and our inability to predict to the required degree of certainty that TYSABRI inventory will be realized in commercial sales prior to the expiration of its shelf life, we charged $23.2 million of costs related to the manufacture of TYSABRI in the first quarter of 2005 to expense. This amount was charged to cost of product revenues. At the time of production, the inventory was believed to be commercially salable. Beginning in the second quarter of 2005, as we are working with clinical investigators to understand the possible risks of PML, we will charge the costs related to the manufacture of TYSABRI to research and development expense. In subsequent periods, we will continue to assess TYSABRI to determine if manufacturing costs need to be expensed in light of existing information related to the potential future commercial availability of TYSABRI and applicable accounting standards.

     We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual realizable value is less than that estimated by us, or if there are further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-offs may be required. Also included in cost of product revenues were write-downs of commercial inventory that did not meet quality specifications or became obsolete due to dating expiration, in all cases this product inventory was written-down to its net realizable value. For the three months ended March 31, 2005, we wrote-down $18.1 million of unmarketable inventory which was charged to cost of product revenues. The write-downs for the three months ended March 31, 2005 consisted of $9.0 million related to AVONEX, $7.2 million related to AMEVIVE and $1.9 million related to ZEVALIN.

     Upon approval by the FDA of a new component of the pre-filled syringe formulation of AVONEX in March 2005, we wrote-down $8.4 million of the remaining supplies of the alternative presentations of AVONEX that are no longer needed, given the recent approval. The AMEVIVE inventory and the remaining $0.6 million of AVONEX inventory were written-down when it was determined that the inventory failed to meet the numerous stringent quality specifications agreed upon with the FDA. The ZEVALIN inventory was written-down when it was determined that the inventory will not be marketable based on estimates of demand.

     For the three months ended March 31, 2004, total cost of product and royalty revenues were $254.8 million consisting of cost of product revenues of $253.5 million and cost of royalty revenues of $1.3 million. In the first quarter of 2004, cost of product revenues consisted of $239.5 million related to AVONEX, $1.4 million related to ZEVALIN and $9.4 million related to AMEVIVE. Included in cost of product revenues was approximately $194.4 million in fair market value purchase accounting adjustments related to AVONEX and AMEVIVE. We wrote-down $3.6 million of unmarketable inventory during the first three months of 2004, which was charged to cost of product revenues and consisted of $2.1 million related to AVONEX and $1.5 million related to AMEVIVE. The inventory was written-down to net realizable value when it was determined that the inventory did not meet quality specifications.

     Gross margin on product sales, which includes inventory written-down to its net realizable value, for the three months ended March 31, 2005 and 2004, was approximately 75% and 32%, respectively. The large fluctuation of gross margin on product revenues is due primarily to inventory acquired from Biogen, Inc. through the Merger. During 2003, we recorded the inventory that we acquired from Biogen, Inc. at its estimated fair value. The increase in the inventory’s basis to fair market value was recognized as cost of product revenues when the acquired inventory was sold or written down. During the first half of 2004, we sold or wrote-down all remaining AVONEX inventory acquired through the Merger. As a result, gross margin on product sales increased significantly for the three months ended March 31, 2005 compared to the same period in 2004. Excluding the increase in fair market value related to purchase accounting, the effect of write-downs of commercial inventory to net realizable value, and costs related to the manufacture of TYSABRI that were included in cost of product revenues, gross margins of product sales would have been 87% and 84% in the three months ended March 31, 2005 and 2004, respectively. We expect that gross margins will fluctuate in the future based on changes in product mix, write-downs of excess or obsolete inventories and new product initiatives. Gross margin on royalty revenues was approximately 96% and 95%, for the three months ended March 31, 2005 and 2004, respectively. We expect that gross margins on royalty revenues will fluctuate in the future based on changes in sales volumes for specific products from which we receive royalties.

Research and Development Expenses

     Research and development expenses totaled $178.8 million in the three months ended March 31, 2005 compared to $158.9 million in the comparable period of 2004, an increase of $19.9 million, or 13%. The increase primarily resulted from $10.8 million related to biopharmaceutical operations and global quality initiatives related to the expansion of our manufacturing facilities and increased depreciation and infrastructure expenses of $11.1 million related to the expansion of our manufacturing and research capacity. Also included in research and development expense in the first quarter of 2005 were charges of $6.2 million for engineering costs which had previously been capitalized, related to the write down of our fill-finish component of large-scale biologic manufacturing facility in Hillerod, Denmark.

     Research and development expenses will continue to increase in 2005. We are continuing to manufacture TYSABRI. Because of the uncertain future commercial availability of TYSABRI and our inability to predict to the required degree of certainty that TYSABRI inventory will be realized in commercial sales prior to the expiration of its shelf life, we charged costs of $23.2 million related to the manufacture of TYSABRI in the first quarter of 2005 to expense. This amount was charged to cost of product revenues. At the time of production, the inventory was believed to be commercially salable. Beginning in the second quarter of 2005, as we are working with clinical investigators to understand the possible risks of PML, we will charge the costs related to the manufacture of TYSABRI to research and development expense. We expect those costs to be in the range of $30 million to $35 million. In subsequent periods, we will continue to assess TYSABRI to determine if manufacturing costs need to be expensed in light of existing information related to the potential future commercial availability of TYSABRI and applicable accounting standards. We expect to continue incurring additional research and development expenses due to: work with clinical investigators and neurological experts related to our evaluations of TYSABRI resulting from the suspension of TYSABRI from the market in February 2005; preclinical and clinical testing of our various products under development; the expansion or addition of research and development programs and facilities; technology in-licensing; and regulatory-related expenses.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses totaled $158.5 million for the three months ended March 31, 2005 compared to $131.1 million in the comparable period of 2004, an increase of $27.4 million, or 21%. The increase related primarily to $27.7 million for neurology sales and marketing for increased marketing and sales force initiatives, primarily for TYSABRI, $5.1 million for global medical affairs initiatives for Phase IV trials and $7.3 million for our corporate, finance and information technology initiatives offset by $17.5 million in joint development expenses owed to us by Elan under our TYSABRI collaboration.

     Our total selling, general, and administrative expense in 2005 will be higher than 2004, due to sales and marketing and other general and administrative expenses to primarily support AVONEX and TYSABRI, despite the voluntary suspension of the marketing and commercial distribution of TYSABRI in February 2005, and legal expenses related to lawsuits, investigations and other matters resulting from the suspension of TYSABRI.

Other Income (Expense), Net (table in thousands)

	Three Months Ended
	March 31
	2005	2004
Interest income	$15,705	$14,326
Interest expense	(6,911)	(3,809)
Other income (expense)	(17,720)	1,209

Total other income (expense), net	$(8,926)	$11,726

     Interest income totaled $15.7 million for the three months ended March 31, 2005 compared to $14.3 million for the comparable period of 2004. The increase in interest income is primarily due to higher yields on our marketable securities portfolio. Interest income levels that may be achieved in the future are, in part, dependent upon market conditions.

     Interest expense totaled $6.9 million for the three months ended March 31, 2005 compared to $3.8 million for the comparable period of 2004. The increase in interest expense is primarily due to the updated estimation of the life of the senior notes due in 2032, which we expect holders will require us to repurchase on April 29, 2005.

     Other expense for the three months ended March 31, 2005 consists primarily of $12.3 million of expenses related to the impairment of certain marketable securities that were determined to be impaired on an other-than–temporary basis, $2.4 million of foreign exchange remeasurement losses, $2.3 million of loan impairments, and $1.6 million of realized losses on sales of marketable securities. Other income for the three months ended March 31, 2004 consists primarily of gains on sales of our marketable securities available-for-sale of approximately $1.2 million.

Amortization of Intangible Assets

     For the three months ended March 31, 2005 and 2004, we recorded amortization expense of $75.7 million and $80.9 million, respectively, related to the intangible assets of $3.7 billion acquired in the Merger with Biogen, Inc. The decrease in the first quarter of 2005 relates to a change in estimate in the calculation of economic consumption for core technology. Intangible assets consist of $3.0 billion in core technology, $578.0 million in out-licensed patents and $64.0 million in trademarks. Amortization of the core technology is provided over the estimated useful lives of the technology ranging from 15 to 20 years, based on the greater of straight-line or economic consumption. Amortization of the out-licensed patents for which we receive royalties is provided over the remaining lives of the patents of 11 years. Trademarks have an indefinite life and, as such, are not amortized.

     We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If future events or circumstances indicate that the carrying value of these assets may not be recoverable, we may be required to record additional charges to our results of operations.

Income Tax Provision

     Our effective tax rate for the three months ended March 31, 2005 was 34.5% compared to 42.9% for the comparable period in 2004. Our effective tax rate for the three months ended March 31, 2005 was lower than the normal statutory rate primarily due to the effect of lower income tax rates (less than the 35% U.S. statutory corporate rate) in certain non-U.S. jurisdictions in which we operate, tax credits allowed for research and experimentation expenditures in the U.S., and the new domestic manufacturing deduction, offset by the acquisition-related intangible amortization arising from purchase accounting related to foreign jurisdictions. Our effective tax rate for the three months ended March 31, 2004 was higher than the normal statutory rate primarily due to the acquisition-related intangible amortization expenses and inventory fair value adjustments arising from purchase accounting related to foreign jurisdictions. We have tax credit carryforwards for federal and state income tax purposes available to offset future taxable income. The utilization of our tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate that this annual limitation will result only in a modest delay in the utilization of such tax credits.

     On October 22, 2004, the American Jobs Creation Act of 2004, or the Act, was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate that could be as low as 5.25%. On December 21, 2004, the FASB issued FASB staff position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, or FSP 109-2. FSP 109-2 allows companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS 109’s exception to recognizing deferred tax liabilities and require explanatory disclosures from those who need the additional time. Through March 31, 2005, we have not recognized deferred taxes on foreign earnings because such earnings were, and continue to be, indefinitely reinvested outside the U.S. Whether we will ultimately take advantage of this temporary tax incentive depends on a number of factors including reviewing future Congressional or other Governmental guidance with respect to certain aspects of the new legislation that require clarification before an informed decision can be made. Until such clarification is received, we will continue our plan and intention to indefinitely reinvest accumulated earnings of our foreign subsidiaries. If we decide to avail ourselves of this temporary tax incentive, up to $500 million could be repatriated under the Act, and we could incur a one-time tax charge to our consolidated results of operations of up to approximately $32 million.

     Another important provision of the Act relates to the deduction for domestic manufacturing. We estimate that the deduction will reduce our effective tax rate by approximately 1.21% for the current year, and by a higher amount in future years as the deduction is fully phased-in.

Financial Condition

     We have financed our operating and capital expenditures principally through profits and other revenues from our joint business arrangement with Genentech related to the sale of RITUXAN, sales of AVONEX, AMEVIVE and ZEVALIN, royalty revenues, corporate partner revenues, debt financing transactions and interest income. We expect to finance our current and planned operating requirements principally through cash on hand, which includes funds from our joint business arrangement with Genentech related to the sale of RITUXAN, commercial sales of AVONEX, AMEVIVE and ZEVALIN, royalties and existing collaborative agreements and contracts, and sales of TYSABRI if we are able to re-launch this product which is dependent on the results of our evaluation of the risk of PML and discussions with regulatory authorities. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. Our working capital and capital requirements will depend upon numerous factors, including: the continued commercial success of AVONEX and RITUXAN and, to a lesser extent, AMEVIVE and ZEVALIN; the future commercial availability of TYSABRI if we are able to re-launch this product; the timing and expense of obtaining regulatory approvals for products in development; the cost of launching new products, and the success of those products; funding and timing of payments related to several significant capital projects, the progress of our preclinical and clinical testing; fluctuating or increasing manufacturing requirements and research and development programs; levels of resources that we need to devote to the development of manufacturing, sales and marketing capabilities, including resources devoted to the marketing of AVONEX, RITUXAN, AMEVIVE, ZEVALIN and future products, as well as the future marketing and manufacturing of TYSABRI if we are able to re-launch this product; technological advances; status of products being developed by competitors; our ability to establish collaborative arrangements with other organizations; and working capital required to satisfy the options of holders of our senior notes and subordinated notes to require us to repurchase their notes on specified terms or upon the occurrence of specified events. As described below, we expect that on April 29, 2005, holders of our senior notes will require us to purchase all or a substantial portion of the senior notes which could result in a cash outflow of approximately $809 million.

     Until required for operations, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and U.S. government instruments and other readily marketable debt instruments in accordance with our investment policy.

     Cash, cash equivalents and securities available-for-sale totaled $2.2 billion at March 31, 2004 and at December 31, 2004. Our operating activities generated $212.9 million of cash for the three months ended March 31, 2005 as compared to $205.5 million for the comparable period of 2004. Net cash from operating activities includes our net income of $43.5 million, non-cash charges of $96.1 million for depreciation and amortization, $16.8 million of interest expense and amortization of investment premium, $41.3 million related to the write-down of inventory to net realizable value, $16.4 million of tax benefits related to stock options, $14.6 million for the impairment of other investments and other assets offset by deferred income taxes of $25.8 million. Our investing activities utilized $4.7 million of cash in the three months ended March 31, 2005 compared to $315.9 million for the comparable period of 2004, and included uses of $65.8 million to fund construction projects and purchase property, plant and equipment, including our research and development and administration campus in San Diego and manufacturing facility in Oceanside, and $64.4 million of net cash provided from proceeds of available-for-sale securities. Cash generated from financing activities included $49.9 million from the reissuance of treasury stock under employee stock option and stock purchase plans during the first quarter of 2005, compared to $105.9 million for the first quarter of 2004. Cash outflows from financing activities included $168.5 million for the repurchase of common stock under our stock repurchase program. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuation in the market value of our stock relative to the price of the options.

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

     Upon maturity, the senior notes will have an aggregate principal face value of $1.2 billion. Each $1,000 aggregate principal face value senior note is convertible at the holder’s option at any time through maturity into 7.1881 shares of our common stock at an initial conversion price of $82.49, resulting in the total potential common shares to be issued upon conversion of 8.7 million shares. In addition, holders of the senior notes may require us to purchase all or a portion of the senior notes on April 29, 2005, 2007, 2012 and 2017 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, payable in cash. We expect that on April 29, 2005, holders of the senior notes will require us to purchase all or a substantial portion of the senior notes which could result in a cash outflow of approximately $809 million. This outflow includes payments of the aggregate purchase price of the notes of approximately $753 million plus the payment of tax for which deferred tax liabilities have been previously established related to additional deductible interest expense. As a result, these senior notes are included in notes payable under current liabilities in our condensed consolidated balance sheets. In addition, if a change in control in our company occurs on or before April 29, 2007, holders may require us to purchase all or a portion of their senior notes for cash. We have the right to redeem, at a price equal to the issue price plus the accrued original issue discount to the date of redemption, all or a portion of the senior notes for cash at any time on or after April 29, 2007.

     In February 1999, we raised through the issuance of our subordinated notes, approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million. The subordinated notes are zero coupon and were priced with a yield to maturity of 5.5% annually. Upon maturity, the subordinated notes would have had an aggregate principal face value of $345.0 million. As of March 31, 2005, our remaining indebtedness under the subordinated notes was approximately $201.1 million at maturity, due to conversion of subordinated notes into common stock.

     Each $1,000 aggregate principal face value subordinated note is convertible at the holders’ option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36 per share. In the first three months of 2005, holders of subordinated notes with a face value of approximately $18.1 million elected to convert their subordinated notes to approximately 0.7 million shares of our common stock. The holders of the subordinated notes may require us to purchase the subordinated notes on February 16, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with us having the option to repay the subordinated notes plus accrued original issue discount in cash, common stock or a combination of cash and stock. We have the right to redeem at a price equal to the issue price plus the accrued original issue discount to the date of redemption all or a portion of the subordinated notes for cash at any time

     In August 2004, we restarted construction of our large-scale biologic manufacturing facility in Hillerod, Denmark to be used to manufacture TYSABRI and other products in our pipeline. The cost of the project is estimated to be $372.0 million. As of March 31, 2005, we had committed approximately $153.0 million to the project, of which $42.0 million had been paid. We expect this facility to be substantially complete in 2007 and available for commercial production in 2008. As of March 31, 2005, after our voluntary suspension of TYSABRI, we determined that we would no longer proceed with the fill-finish component of our large-scale biologic manufacturing facility in Hillerod. As a result, we wrote-off $6.2 million to research and development expense of engineering costs that had previously been capitalized.

     We are building a large-scale manufacturing facility in Oceanside, California, which we anticipate using to manufacture TYSABRI and other commercial products. We have completed construction of this facility and obtained the certificate of occupancy in the fourth quarter of 2004. Commissioning and validation is expected to continue through 2005. Including start-up costs, total costs of this facility upon completion are estimated to be $480.0 million. As of March 31, 2005, we have committed approximately $429.4 million to the construction of this large-scale manufacturing facility, of which $414.6 million had been paid.

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

     In June 2004, we commenced construction to add additional research facilities and administrative space to one of our existing buildings in Cambridge, Massachusetts. The cost of the project is estimated to be $70.0 million. As of March 31, 2005, we had committed approximately $41.6 million to the project, of which $24.0 million had been paid. The project is expected to be substantially complete in late 2005.

     In June 2004, we entered into a collaborative research and development agreement with Vernalis plc, or Vernalis, aimed at advancing research into Vernalis’ adenosine A2A receptor antagonist program, which targets Parkinson’s disease and other central nervous system disorders. Under the agreement, we receive exclusive worldwide rights to develop and commercialize Vernalis’ lead compound, V2006. We paid Vernalis an initial license fee of $10.0 million in July 2004, which was recorded in research and development expenses in the second quarter of 2004. Terms of the collaborative agreement require us to make milestone payments upon the achievement of certain program objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration. In June 2004, we made an investment of $5.5 million through subscription for approximately 6.2 million new Vernalis ordinary shares. In March 2005, we purchased approximately 1.4 million additional shares under a qualified offering for $1.8 million, which fully satisfies our investment obligation under the collaboration agreement. We now hold a total of approximately 7.6 million shares representing 3.81% of total shares outstanding. Our investment in Vernalis is included in investments and other assets.

     In October 2004, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock will provide us with treasury shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program will expire no later than October 4, 2006. During the first quarter of 2005, we repurchased approximately 3.5 million shares under this program, at a cost of $168.5 million. Approximately 15.9 million shares remain authorized for repurchase under this program at March 31, 2005. In March 2005, we entered into a Rule 10b5-1 plan with a third party broker pursuant to which the broker will repurchase shares of our common stock under this repurchase program. A maximum of 4.0 million shares of common stock may be repurchased under the 10b5-1 plan. Repurchases under the 10b5-1 plan are scheduled to take place between May 2, 2005 and July 31, 2005 and will only be made if the stock price and other parameters of the plan are met.

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

Legal Matters

     On March 2, 2005, we, along with William H. Rastetter, our Executive Chairman, and James C. Mullen, our Chief Executive Officer, were named as defendants in a purported class action lawsuit, captioned Brown v. Biogen Idec Inc., et al., filed in the U.S. District Court for the District of Massachusetts. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between February 18, 2004 and February 25, 2005. The plaintiff alleges that the defendants made materially false and misleading statements regarding potentially serious side effects of TYSABRI in order to gain accelerated approval from the FDA for the product’s distribution and sale. The plaintiff alleges that these materially false and misleading statements harmed the purported class by artificially inflating our stock price during the purported class period and that company insiders benefited personally from the inflated price by selling our stock. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. A substantially similar action, captioned Grill v. Biogen Idec Inc., et al., was filed on March 10, 2005 in the same court by another purported class representative. By court order dated April 6, 2005, defendants are not required to respond to the complaints until 60 days after the later of (a) the Court’s selection of a lead plaintiff pursuant to the Private Securities Litigation Reform Act or (b) the date on which a consolidated amended complaint, if any, is served upon the defendants. We believe that the actions are without merit and intend to contest them vigorously. At this stage of litigation, we cannot make any estimate of a potential loss or range of loss.

     On March 4, 2005, a purported shareholder derivative action, captioned Halpern v. Rastetter, et al. (“Halpern”), was filed in the Court of Chancery for the State of Delaware, in New Castle County, on our behalf, against us as nominal defendant, our Board of Directors and our former general counsel. The plaintiff derivatively claims breaches of fiduciary duty by our Board of Directors for inadequate oversight of our policies, practices, controls and assets, and for recklessly awarding executive bonuses despite alleged awareness of potentially serious side effects of TYSABRI and the potential for related harm to our financial position. The plaintiff also derivatively claims that our Executive Chairman, former general counsel and a director misappropriated confidential company information for personal profit by selling our stock while in possession of material, non-public information regarding the potentially serious side effects of TYSABRI, and alleges that our Board of Directors did not ensure that appropriate policies were in place regarding the control of confidential information and personal trading in our securities by officers and directors. The plaintiff seeks unspecified damages, profits, the return of all bonuses paid by us, costs and attorneys’ fees. A substantially similar action, captioned Golaine v. Rastetter, et al. (“Golaine”), was filed on March 14, 2005 in the same court. Neither of the plaintiffs made presuit demand on our Board of Directors prior to filing their respective actions. We filed an Answer and Affirmative Defenses in Halpern on March 31, 2005 and our Board of Directors filed an Answer and Affirmative Defenses on April 11, 2005, which was amended as of April 12, 2005. By court order dated April 14, 2005, Halpern and Golaine were consolidated, captioned In re Biogen Idec Inc. Derivative Litigation and the Halpern complaint is the operative complaint in the consolidated action. The consolidated action does not seek affirmative relief from the Company. We believe that there are substantial legal and factual defenses to the claims and intend to pursue them vigorously.

     On March 9, 2005, two additional purported shareholder derivative actions, captioned Carmona v. Mullen, et al. (“Carmona”) and Fink v. Mullen, et al. (“Fink”), were brought in the Superior Court of the State of California, County of San Diego, on our behalf, against us as nominal defendant, our Board of Directors and our chief financial officer. The plaintiffs derivatively claim breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment against all defendants. The plaintiffs also derivatively claim insider selling in violation of California Corporations Code § 25402 and breach of fiduciary duty and misappropriation of information against certain defendants who sold our securities during the period of February 18, 2004 to the date of the complaints. The plaintiffs allege that the defendants caused and/or allowed us to issue, and conspired, aided and abetted and acted in concert in concealing that we were issuing, false and misleading press releases about the safety of TYSABRI and its financial prospects which resulted in legal claims being asserted against us, irreparable harm to our corporate image, depression of our stock price and impairment of our ability to raise capital. The plaintiffs also allege that certain defendants sold personally owned shares of our stock while in possession of material, undisclosed, adverse information. The plaintiffs seek unspecified damages, treble damages for the purported insider trading in violation of California Corporate Code § 25402, equitable relief including restriction of the defendants’ trading proceeds or other assets, restitution, disgorgement and costs, including attorneys’ fees and expenses. Neither of the plaintiffs made presuit demand on the Board of Directors prior to filing their respective actions. On April 11, 2005, all defendants filed a Motion To Stay Proceedings in both Carmona and Fink. Oral arguments on defendants’ motions are scheduled for May 2005. These purported derivative actions do not seek affirmative relief from the Company. We believe that there are substantial legal and factual defenses to the claims and intend to pursue them vigorously.

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

     On April 21, 2005, we received a formal order of investigation from the Boston District Office of the SEC. The SEC is investigating whether any violations of the federal securities laws occurred in connection with the suspension of marketing and commercial distribution of TYSABRI. We continue to cooperate fully with the SEC in this investigation. We are unable to predict the outcome of this investigation or the timing of its resolution.

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

     Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in certain cases, Biogen Idec Inc., was named as a defendant in lawsuits filed by the County of Suffolk, New York, the County of Westchester, New York, the County of Rockland, New York, the County of Nassau, New York, the County of Onondaga, New York, the County of Chenango, New York, the County of Chautauqua, New York, the County of Albany, New York, the County of Allegany, New York, the County of Herkimer, New York, the County of Monroe, New York, the County of Rensselaer, New York, the County of Tompkins, New York, the County of Wayne, New York, the County of Washington, New York, the County of Erie, New York, and the City of New York. The cases are pending in the U.S. District Court for the District of Massachusetts, with the exception of the Onondaga, Chenango, Chautauqua, Albany, Allegany, Herkimer, Monroe, Rensselaer, Tompkins, Wayne, and Washington lawsuits, which are expected to be transferred to the U.S. District Court for the District of Massachusetts, and the Erie lawsuit, which is pending in the Supreme Court of the State of New York for the County of Erie. All of the complaints allege that the defendants fraudulently reported the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement, also referred to as Covered Drugs; marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and overcharged Medicaid for illegally inflated Covered Drugs reimbursements. The complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, all of the complaints, with the exception of the County of Erie complaint, allege that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements entered into with the Secretary of Health and Human Services, and excluded from their reporting certain drugs offered at discounts and other rebates that would have reduced the “best price.” The Suffolk, Westchester, Rockland, and Nassau County complaints also claim that the defendants violated the Racketeering Influence and Corrupt Organizations Act (RICO) 18 U.S.C. § 1962(c).

In April 2005, the court dismissed Suffolk County’s remaining claims against us and other defendants and held that Suffolk County’s documentation was insufficient to plead allegations of fraud. Neither Biogen Idec nor the other defendants have answered or responded to the complaints that have been filed in federal court by the other New York counties, as all of the plaintiffs, with the exception of the County of Nassau, have agreed to stay the time to respond until a Consolidated Complaint is filed on behalf of those counties in the U.S. District Court for the District of Massachusetts. The County of Nassau has declined to join the other counties in filing a Consolidated Complaint, but has agreed to stay the time to respond until the Consolidated Complaint is filed. Neither Biogen Idec nor the other defendants have answered or responded to the County of Erie complaint. On April 15, 2005, Biogen Idec, together with other named defendants, filed a notice of removal requesting that the County of Erie complaint be removed to federal court. On the same day, Biogen Idec and the other named defendants filed a motion to stay the County of Erie proceedings pending the court’s determination of whether the action can be removed and then transferred to the U.S. District Court for the District of Massachusetts. Biogen Idec intends to defend itself vigorously against all of the allegations and claims in these lawsuits. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

     In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.

New Accounting Standards

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Share-Based Payments,” which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement SFAS 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS 123(R) in the reporting period starting January 1, 2006. We expect that SFAS 123(R) will have a significant impact on our financial statements. At the present time, we have not yet determined which valuation method we will use.

     The FASB has proposed amending SFAS 128, “Earnings per Share,” to make it consistent with International Accounting Standard 33, “Earnings per Share”, and make earning per share, or EPS, computations comparable on a global basis. Under the proposed amendment, the year-to-date EPS computation would be performed independently from the quarterly computations. Additionally, for all contracts that may be settled in either cash or shares of stock, companies must assume that settlement will occur by the issuance of shares for purposes of computing diluted EPS, even if they intend to settle by paying cash or have a history of cash-only settlements, regardless of who controls the means of settlement. Lastly, under the proposed amendment, shares that will be issued upon conversion of a mandatory convertible security must be included in the weighted-average number of shares outstanding used in computing basic EPS from the date that conversion becomes mandatory, using the if-converted method, regardless of whether the result is anti-dilutive. The proposed amended standard was expected to be issued during the first quarter of 2005. However, the FASB has not yet finalized the revised effective date of the proposed amendment or its transition provisions. Retrospective application in all periods presented would be required, and could require the restatement of previously reported EPS. We do not expect the provisions of the amended SFAS 128 will have a significant impact on our results of operations.

CRITICAL ACCOUNTING ESTIMATES

     We incorporate by reference the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Significant judgements and/or updates to the policies since December 31, 2004 are included below.

     Revenue Recognition and Accounts Receivable

     Product revenue consists of sales from four of our products: AVONEX, AMEVIVE, ZEVALIN, and TYSABRI. The timing of distributor orders and shipments can cause variability in earnings. Revenues from product sales are recognized when product is shipped and title and risk of loss has passed to the customer, typically upon delivery. Revenues are recorded net of applicable allowances for returns, patient assistance, trade term discounts, Medicaid rebates, Veteran’s Administration rebates, and managed care discounts and other applicable allowances. Included in our condensed consolidated balance sheets at March 31, 2005 and December 31, 2004 are allowances for returns, rebates, discounts and other allowances which totaled $44.9 million and $33.8 million, respectively. At March 31, 2005, our allowance for product returns was $11.1 million. In the first three months of 2005, total discounts and allowances were approximately 2% of total current assets and less than 1% of total assets. We prepare our estimates for sales returns and allowances, discounts and rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate.

     For the three months ended March 31, 2005 and 2004, we recorded $53.8 million and $38.9 million, respectively, in our condensed consolidated statements of income related to sales returns and allowances, discounts, and rebates. In the first three months of 2005 and 2004, the amount of product returns was approximately 3.0% and 1.1%, respectively, of product revenue for all our products. Product returns were $12.0 million and $3.9 million for the three months ended March 31, 2005 and 2004, respectively. The increase of product returns in the first quarter of 2005 consisted of $9.0 million due to the voluntary suspension of TYSABRI. Product returns in the first three months of 2005 included $0.2 million related to product sales made prior to 2005.

     In January 2003, we received regulatory approval to market AMEVIVE in the U.S. In connection with the commercialization of AMEVIVE, we implemented an initiative, undertaken in cooperation with one of our distributors which provides discounts on future purchases of AMEVIVE made after a private payor has initially verified that it will cover the product but later denies the claim after appeal and where the other requirements of the initiative are met. Under this initiative, our exposure was contractually limited to 5% of the price of all AMEVIVE purchased by the distributor. As a result, we deferred recognition of revenue of 5% of AMEVIVE purchased by the distributor until such time as sufficient history of insurance claims reimbursement becomes available. As of December 31, 2004, we had approximately $2.8 million of deferred revenue related to this initiative in accrued expenses and other. Since January 2003, our experience of denials of claims after appeal and where the other requirements of the initiative have been met were substantially below the contractual limit. As a result, as of March 31, 2005, we have recognized approximately $2.8 million in AMEVIVE product revenue, which had previously been deferred.

     Under our agreement with Elan, we manufacture TYSABRI and, in the U.S. prior to the suspension, sold TYSABRI to Elan who then distributed TYSABRI to third party distributors. Prior to the suspension, we recorded revenue when TYSABRI was shipped from Elan to third party distributors. In the first quarter of 2005, we recorded $5.9 million of net product revenues related to sales of TYSABRI to Elan that we estimate were ultimately dosed into patients. Additionally, as of March 31, 2005, we deferred $14.0 million in revenue related to sales of TYSABRI which had not yet been shipped by Elan. As of March 31, 2005, Elan owed us $22.0 million, representing commercialization and development expenses incurred by us, which is included in other current assets on our condensed consolidated balance sheets. As of March 31, 2005, and in connection with the voluntary suspension of TYSABRI, we recorded an allowance for sales returns of approximately $9.0 million, which represented our best estimate of expected returns from our customers of product we sold in the first quarter of 2005. This return was based on expected returns of 9,750 units of TYSABRI. Should our estimate of expected sales returns and allowances be materially different from actual returns, then we may be required to record adjustments, which could result in additional revenues or further reductions of revenue.

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

     Marketable Securities

     We invest our excess cash balances in short-term and long-term marketable securities, principally corporate notes and government securities. At March 31, 2005, substantially all of our securities were classified as “available-for-sale.” All available-for-sale securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive (loss) income in shareholders’ equity, net of related tax effects. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other expense. In the first three months of 2005, we recognized a charge of approximately $3.1 million for certain unrealized losses on available-for-sale securities that were determined to be other-than-temporary, because we believe the securities will be sold prior to a potential recovery of their decline in value. Any future determinations that unrealized losses are other than temporary could have an impact on earnings. The cost of available-for-sale securities sold is based on the specific identification method. We have established guidelines that maintain safety and provide adequate liquidity in our available-for-sale portfolio. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

     As part of our strategic product development efforts, we invest in equity securities of certain biotechnology companies with which we have collaborative agreements. Statement of Financial Accounting Standards No. 115, or SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” addresses the accounting for investment in marketable equity securities. As a matter of policy, we determine on a quarterly basis whether any decline in the fair value of a marketable security is temporary or other than temporary. Unrealized gains and losses on marketable securities are included in other comprehensive income in shareholders’ equity, net of related tax effects. If a decline in the fair value of a marketable security below our cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value with a charge to current earnings. The factors that we consider in our assessments include the fair market value of the security, the duration of the security’s decline, and prospects for the company, including favorable clinical trial results, new product initiatives and new collaborative agreements. In the first three months of 2005, we recognized a $9.2 million charge for the impairment of an investment that was determined to be other than temporary following a decline in value during the first quarter of 2005 due to unfavorable clinical results and the future prospects for the company. Any future determinations that unrealized losses are other than temporary could have an impact on earnings. At March 31, 2005, we had no unrealized losses related to these marketable securities. The fair market value of these marketable securities totaled $7.4 million at March 31, 2005.

     We also invest in equity securities of certain companies whose securities are not publicly traded and fair value is not readily available. These investments are recorded using the cost method of accounting and, as a matter of policy, we monitor these investments in private securities on a quarterly basis, and determine whether any impairment in their value would require a charge to current earnings, based on the implied value from any recent rounds of financing completed by the investee, market prices of comparable public companies, and general market conditions. There were no significant charges to current earnings in the three months ended March 31, 2005. Recognition of impairments for these securities may cause variability in earnings.

     Inventory

     Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are, expensed as research and development costs when consumed.

     We are continuing to manufacture TYSABRI. Because of the uncertain future commercial availability of TYSABRI and our inability to predict to the required degree of certainty that TYSABRI inventory will be realized in commercial sales prior to the expiration of its shelf life, we charged $23.2 million of costs related to the manufacture of TYSABRI in the first quarter of 2005 to expense. This amount was charged to cost of product revenues. At the time of production, the inventory was believed to be commercially salable. Beginning in the second quarter of 2005, as we are working with clinical investigators to understand the possible risks of PML, we will charge the costs related to the manufacture of TYSABRI to research and development expense. In subsequent periods, we will continue to assess TYSABRI to determine if manufacturing costs need to be expensed in light of existing information related to the potential future commercial availability of TYSABRI and applicable accounting standards.

     We periodically review our inventories for excess or obsolete inventory and write down obsolete or otherwise unmarketable inventory to its estimated net realized value. If the actual realizable value is less than that estimated by us, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-offs may be required. For the three months ended March 31, 2005, we wrote down $18.1 million of unmarketable inventory to cost of product revenues, which consisted of $9.0 million for AVONEX, $7.2 million for AMEVIVE, and $1.9 million for ZEVALIN.

     Upon approval by the FDA of a new component of the pre-filled syringe formulation of AVONEX in March 2005, we wrote-down $8.4 million of the remaining supplies of the alternative presentations of AVONEX that are no longer needed, given the recent approval. The AMEVIVE inventory and the remaining $0.6 million of AVONEX inventory were written down when it was determined that the inventory failed to meet the numerous stringent quality specifications agreed upon with the FDA. The ZEVALIN inventory was written down when it was determined that the inventory will not be marketable based on estimates of demand.

     For the three months ended March 31, 2004, we wrote down $3.6 million of unmarketable inventory to cost of product revenues. The write-down consisted of $2.1 million related to AVONEX and $1.5 million related to AMEVIVE. The inventory was written-down to its net realizable value when it was determined that the inventory failed to meet the numerous stringent quality specifications agreed upon with the FDA.

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

     In March 2005, we determined that we would no longer proceed with the fill-finish component of our large-scale biologic manufacturing facility in Hillerod. As a result, in the first quarter of 2005, we wrote-down to research and development expense approximately $6.2 million of engineering costs which had previously been capitalized.

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

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act) as of March 31, 2005. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2005, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

     We have not made any changes in our internal control over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Use of Non-GAAP Financial Measures

     We use pro forma gross margin of product sales measures in the “Cost of Sales” section. These are non-GAAP financial measures. The most directly comparable GAAP financial measures as well as the reconciliation between the non-GAAP financial measures and the GAAP financial measures are presented in the discussion of the non-GAAP financial measures. Management believes that these non-GAAP financial measures provide useful information to investors. In particular, management believes that these non-GAAP financial measures allow investors to monitor and evaluate our ongoing operating results and trends and gain a better understanding of our past performance as well as period-to-period performance.

Forward-Looking Information and Risk Factors That May Affect Future Results

     The SEC encourages public companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Reference is made in particular to forward-looking statements regarding the anticipated level of future product sales, royalty revenues, expenses and profits, regulatory approvals, our ability to continue development of TYSABRI and reintroduce TYSABRI into the market, the marketing of additional products, the impact of competitive products, the anticipated outcome of pending or anticipated litigation and patent-related proceedings, the completion and licensure of our large-scale manufacturing facilities and our ability to meet our manufacturing needs, and the value of investments in certain marketable securities. These and all other forward-looking statements are made based on our current belief as to the outcome and timing of such future events. Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed below and elsewhere in this report. Although we believe that the risks described below represent all material risks currently applicable to our business, additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition and results of operations. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

     Our Revenues Rely Significantly on a Limited Number of Products

     Our current and future revenues depend substantially upon continued sales of our commercial products. Revenues related to sales of two of our products, AVONEX and RITUXAN, represented approximately 91% of our total revenues in the first quarter of 2005. We cannot assure you that AVONEX or RITUXAN will continue to be accepted in the U.S. or in any foreign markets or that sales of either of these products will not decline in the future. A number of factors may affect market acceptance of AVONEX, RITUXAN and our other products, including:

•	the perception of physicians and other members of the health care community of their safety and efficacy relative to that of competing products;

•	patient and physician satisfaction with these products;

•	the effectiveness of our sales and marketing efforts and those of our marketing partners and licensees in the U.S., the EU and other foreign markets;

•	the size of the markets for these products;

•	unfavorable publicity concerning these products or similar drugs;

•	the introduction, availability and acceptance of competing treatments;

•	the availability and level of third-party reimbursement;

•	adverse event information relating to any of these products;

•	changes to product labels to add significant warnings or restrictions on use;

•	the success of ongoing development work on RITUXAN;

•	the continued accessibility of third parties to vial, label, and distribute these products on acceptable terms;

•	the unfavorable outcome of patent litigation related to any of these products;

•	the ability to manufacture commercial lots of products successfully and on a timely basis; and

•	regulatory developments related to the manufacture or continued use of these products.

     Any material adverse developments with respect to the commercialization of these products may cause our revenue to grow at a slower than expected rate, or even decrease, in the future.

Safety Issues with TYSABRI Could Significantly Affect our Growth

     TYSABRI was approved by the FDA in November 2004 to treat relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI. We also suspended dosing in all clinical trials of TYSABRI. These decisions were based on reports of cases of PML, a rare and frequently fatal, demyelinating disease of the central nervous system in TYSABRI-related patients participating in clinical studies. We and Elan are working with clinical investigators to evaluate patients treated with TYSABRI in clinical studies and consulting with leading experts to better understand the possible risk of PML with TYSABRI. At this time, we cannot predict the outcome of these evaluations. The outcome of these evaluations, if unfavorable or inconclusive, could result in our permanently withdrawing TYSABRI from the market and terminating clinical studies of TYSABRI or could result in the need for additional testing, or, if, in consultation with the FDA, we are allowed to reintroduce TYSABRI to the market, could result in significantly restricted use with an ongoing extensive patient risk management program, or with blackbox or other significant safety warnings in the label. If the outcome of our evaluations are not satisfactory to regulatory authorities in the EU, we would likely be required to withdraw our applications for approval of TYSABRI as a treatment for MS and Crohn’s disease in the EU. If we are able to reintroduce TYSABRI to the market, the success of such reintroduction will depend upon its acceptance by the medical community and patients, which cannot be certain given questions regarding its safety raised by these adverse events. Our inability to return TYSABRI to the market in the U.S. or to get TYSABRI approved in the EU or any significant restrictions or warnings on use or lack of acceptance of TYSABRI by the medical community or patients would materially affect our growth and impact various aspects of our business and our plans for the future. This impact could include, among other things, material write offs of inventory, intangible assets or goodwill, impairment and sale of capital assets, and could affect our workforce.

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

     AVONEX competes with three other products:

•	REBIF® (interferon-beta 1a), which is co-promoted by Serono, Inc. and Pfizer Inc. in the U.S. and sold by Serono AG in the EU;

•	BETASERON® (interferon-beta 1a), sold by Berlex in the U.S. and sold under the name BETAFERON® by Schering A.G. in the EU; and

•	COPAXONE® (glatiramer acetate injection), sold by Teva Neuroscience, Inc. in the U.S. and co-promoted by Teva and Aventis Pharma in the EU.

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

     AMEVIVE competes with several different types of therapies including:

•	traditional therapies for moderate-to-severe chronic plaque psoriasis, such as oral retinoids, steroids, methotrexate, cyclosporin, PUVA and UVB radiation.

•	RAPTIVA® (efalizumab), a drug co-developed by Genentech and Xoma Corporation that is approved by the FDA to treat moderate-to-severe psoriasis.

•	ENBREL® (etanercept), a drug sold by Amgen, Inc. and Wyeth Pharmaceuticals, Inc. that is approved by the FDA to treat moderate-to-severe psoriasis.

•	drugs approved for other indications that are used to treat psoriasis. Among these drugs are REMICADE® (infliximab) and HUMIRA® (adalimumab). REMICADE, which is sold worldwide by Centocor, Inc., a subsidiary of Johnson & Johnson, as a treatment for other indications, including RA, is currently in clinical studies as a potential treatment for psoriasis. HUMIRA, which is sold by Abbott Laboratories, or Abbott, is approved to treat RA. Abbott is undertaking clinical studies in psoriasis and psoriatic arthritis.

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

     Failure to Prevail in Litigation or Satisfactorily Resolve a Third Party Investigation Could Harm Our Business

     Pharmaceutical and biotechnology companies have been the target of lawsuits relating to product liability claims and disputes over intellectual property rights (including patents). See “Forward-Looking Information and Risk Factors That May Affect Future Results — We May Be Unable to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third-Party Patents.” Additionally, the administration of drugs in humans, whether in clinical studies or commercially, can result in lawsuits with product liability claims whether or not the drugs are actually at fault in causing an injury. Our products or product candidates may cause, or may appear to have caused, injury or dangerous drug interactions that we may not learn about or understand until the product or product candidate has been administered to patients for a prolonged period of time. For example, we may face lawsuits with product liability claims by patients treated with TYSABRI that have developed PML, a rare and frequently fatal, demyelinating disease of the central nervous system, while using TYSABRI, whether or not TYSABRI is at fault in causing the disease.

     Public companies may also be the subject of certain other types of claims, including those asserting violations of securities laws and derivative actions. For example, we face several stockholder-derivative actions and class action lawsuits related to our announcement of the suspension of marketing and commercial distribution of TYSABRI. On April 21, 2005, we received a formal order of investigation from the Boston District Office of the SEC. The SEC is investigating whether any violations of the federal securities laws occurred in connection with the suspension of marketing and commercial distribution of TYSABRI. We continue to cooperate fully with the SEC in this investigation.

     We cannot predict with certainty the eventual outcome of any pending litigation or third-party investigation. We may not be successful in defending ourselves or asserting our rights in the litigation or investigation to which we are currently subject, or in new lawsuits, investigations or claims brought against us, and, as a result, our business could be materially harmed. These lawsuits, investigations or claims may result in large judgments or settlements against us, any of which could have a negative effect on our financial performance and business.

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

     Volatility of Our Stock Price

     The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the closing selling price of our common stock fluctuated between $67.80 per share and $34.51 per share during the first quarter of 2005. The market price of our common stock likely will continue to fluctuate due to a variety of factors, including:

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

     Our Outstanding Convertible Promissory Notes Leverage Us Considerably

     As a result of issuing our subordinated notes due 2019 in February 1999 and issuing our senior notes due 2032 in April and May 2002, we incurred indebtedness of approximately $345.0 million at maturity in 2019 and approximately $1.2 billion at maturity in 2032. As of March 31, 2005, our remaining indebtedness under the subordinated notes was approximately $201.1 million at maturity, due to conversion of subordinated notes into common stock in accordance with the conversion features of the notes. Holders of the subordinated notes may require us to purchase all or a portion of the notes on February 16, 2009 and 2014 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, payable at our option in cash, common stock or a combination of cash and stock. Holders of the senior notes may require us to purchase all or a portion of the notes in cash on April 29, 2005, 2007, 2012 and 2017 at a price equal to the issue price plus the accrued original issue discount to the date of purchase. The aggregate purchase price of our outstanding senior notes on April 29, 2005 is approximately $753 million. Based on the range of stock prices since the announcement of the suspension of the marketing and commercial distribution of TYSABRI on February 28, 2005, it is highly probable that we will be required to repurchase all or a substantial portion of the senior notes on April 29, 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our stock repurchase activity for the three months ended March 31, 2005 is set forth in the table below:

Issuer Purchases of Equity Securities

				Total number of
				shares purchased as	Number of shares
	Total number of			part of publicly	that may yet be
	shares purchased		Average price paid	announced program	purchased under our
Period	(#)(a)		per share ($)	(#)(a)	programs (#)
January	—		$—	—	19,396,400
February	1,141,140		66.14	1,140,000	18,256,400
March	2,340,264		39.74	2,340,000	15,916,400

Total	3,481,404	(b)	$48.39	3,480,000	15,916,400

(a)	In October 2004, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock. This repurchase program will expire no later than October 4, 2006. We publicly announced the repurchase program in our press release dated October 27, 2004 which was furnished to (and not filed with) the SEC as Exhibit 99.1 of our Current Report of Form 8-K filed on October 27, 2004.

(b)	3,480,000 of these shares were repurchased as part our publicly announced repurchase program. The remaining shares are shares that were used by certain employees to pay the exercise price of their stock options in lieu of paying cash or utilizing our cashless option exercise program.

Item 6. Exhibits

10.1	Amendment to 2003 Omnibus Equity Plan

10.2	2005 Cash Bonus Plan — Material Terms

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN IDEC INC.
April 28, 2005	/s/ Peter N. Kellogg
Peter N. Kellogg
Executive Vice President, Finance and Chief Financial Officer