Form 10-Q
period 2005-06-30
BIOGEN IDEC INC
filed 2005-07-27
CIK 875045

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2005

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

Yes ☑ No ☐

The number of shares of the registrant’s Common Stock, $0.0005 par value, outstanding as of July 20, 2005, was 338,336,891 shares.

BIOGEN IDEC INC.

FORM 10-Q — Quarterly Report

For the Quarterly Period Ended June 30, 2005

PART I

BIOGEN IDEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues:
Product	$398,822	$363,186	$796,406	$735,723
Unconsolidated joint business	184,934	151,157	345,387	285,112
Royalties	21,734	24,297	48,483	49,510
Corporate partner	144	123	3,160	10,160

Total revenues	605,634	538,763	1,193,436	1,080,505

Costs and expenses:
Cost of product revenues	70,244	150,463	168,725	403,941
Cost of royalty revenues	849	1,266	1,976	2,555
Research and development	179,843	169,782	358,611	328,702
Selling, general and administrative	155,754	139,414	314,227	270,474
Amortization of acquired intangible assets	77,078	79,308	152,756	160,168
Loss on sale of manufacturing facility	75,565	—	75,565	—

Total costs and expenses	559,333	540,233	1,071,860	1,165,840

Income (loss) from operations	46,301	(1,470)	121,576	(85,335)
Other income (expense), net	6,051	6,413	(2,874)	18,139

Income (loss) before income tax provision	52,352	4,943	118,702	(67,196)
Income tax provision (benefit)	17,848	4,116	40,738	(26,825)

Net income (loss)	$34,504	$827	$77,964	$(40,371)

Basic earnings (loss) per share	$0.10	$0.00	$0.23	$(0.12)

Diluted earnings (loss) per share	$0.10	$0.00	$0.23	$(0.12)

Shares used in calculating:
Basic earnings (loss) per share	332,629	337,018	333,946	336,084

Diluted earnings (loss) per share	344,735	350,279	348,086	336,084

See accompanying notes to the condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$638,400	$209,447
Marketable securities available-for-sale	289,053	848,495
Accounts receivable, net	254,014	278,637
Due from unconsolidated joint business	140,945	137,451
Deferred tax assets	145,006	86,880
Inventory	243,538	251,016
Other current assets	85,346	119,118

Total current assets	1,796,302	1,931,044

Marketable securities available-for-sale	873,182	1,109,624
Property and equipment, net	1,150,420	1,525,225
Intangible assets, net	3,139,315	3,292,827
Goodwill	1,151,105	1,151,105
Investments and other assets	157,828	155,933

	$8,268,152	$9,165,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$66,004	$121,471
Deferred revenue	16,389	13,695
Taxes payable	222,803	129,350
Notes payable	—	748,430
Accrued expenses and other	235,457	247,802

Total current liabilities	540,653	1,260,748

Notes payable	42,405	101,879
Long-term deferred tax liability	882,021	921,771
Other long-term liabilities	57,259	54,959
Commitments and contingencies	—	—
Shareholders’ equity
Convertible preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	175	173
Additional paid-in capital	8,260,548	8,184,979
Accumulated other comprehensive loss	(8,382)	(6,767)
Deferred stock-based compensation	(66,466)	(36,280)
Accumulated deficit	(793,384)	(801,094)

	7,392,491	7,341,011
Less treasury stock, at cost	646,677	514,610

Total shareholders’ equity	6,745,814	6,826,401

	$8,268,152	$9,165,758

See accompanying notes to the condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash Flows from Operating Activities
Net Income (Loss)	$77,964	$(40,371)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation and amortization	194,933	203,342
Stock-based compensation	16,629	7,548
Non-cash interest expense and amortization of investment premium	25,010	27,485
Deferred income taxes	(99,560)	(130,199)
Tax benefit from stock options	17,569	72,600
Realized loss on sale of marketable securities available-for-sale	1,305	1,986
Write-down of inventory to net realizable value	49,612	11,879
Impact of inventory step-up	8,078	282,391
Loss on sale of manufacturing facility	75,565	—
Impairment of property, plant and equipment	6,223	—
Impairment of investments and other assets	14,588	—
Other	(1,905)	(912)
Changes in assets and liabilities, net:
Accounts receivable	19,132	(10,756)
Due from unconsolidated joint business	(3,494)	(4,624)
Inventory	(50,212)	(30,686)
Other current and other assets	15,593	(30,973)
Accrued expenses and other current liabilities	69,644	14,473
Deferred revenue	2,694	(676)
Other long-term liabilities	2,300	2,006

Net cash flows from operating activities	441,668	374,513

Cash Flows from Investing Activities
Purchases of marketable securities available-for-sale	(495,724)	(2,424,287)
Proceeds from sales and maturities of marketable securities available-for-sale	1,276,382	2,551,343
Acquisitions of property, plant and equipment	(156,216)	(143,763)
Proceeds from sale of manufacturing facility	408,130	—
Purchases of investments and other assets	(9,593)	—

Net cash flows from investing activities	1,022,979	(16,707)

Cash Flows from Financing Activities
Purchase of treasury stock	(322,590)	(343,669)
Issuance of common stock for option exercises and employee stock purchase plan	—	132,941
Issuance of treasury stock for option exercises and employee stock purchase plan	64,433	38,380
Repurchase of senior notes	(746,415)	—
Change in cash overdrafts	(31,122)	(16,997)

Net cash flows from financing activities	(1,035,694)	(189,345)

Net increase in cash and cash equivalents	428,953	168,461
Cash and cash equivalents, beginning of the period	209,447	314,850

Cash and cash equivalents, end of the period	$638,400	$483,311

See accompanying notes to the condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

     Overview

     Biogen Idec creates new standards of care in oncology, neurology and immunology. As a global leader in the development, manufacturing, and commercialization of novel therapies, we transform scientific discoveries into advances in human healthcare. We currently have five products:

     • AVONEX® (interferon beta-1a) for the treatment of relapsing forms of multiple sclerosis, or MS.

     • RITUXAN® (rituximab) and ZEVALIN® (ibritumomab tiuxetan), both of which treat certain B-cell non-Hodgkin’s lymphomas, or B-cell NHLs. We collaborate with Genentech Inc., or Genentech, on the development and commercialization of RITUXAN. RITUXAN is the trade name in the United States, or U.S., Canada and Japan for the compound rituximab. MabThera is the trade name for rituximab in the European Union, or EU. In this Form 10-Q, we refer to rituximab, RITUXAN and MabThera collectively as RITUXAN, except where we have otherwise indicated.

     • AMEVIVE® (alefacept) for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy.

     • TYSABRI® (natalizumab), formerly known as ANTEGREN®, which was approved by the U.S. Food and Drug Administration, or FDA, in November 2004 to treat relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan Corporation plc, or Elan, voluntarily suspended the marketing and commercial distribution of TYSABRI, and informed physicians that they should suspend dosing of TYSABRI until further notification. In addition, we suspended dosing in clinical studies of TYSABRI in MS, Crohn’s disease and rheumatoid arthritis, or RA. These decisions were based on reports of cases of progressive multifocal leukoencephalopathy, or PML, a rare and potentially fatal, demyelinating disease of the central nervous system in patients treated with TYSABRI in clinical studies. We and Elan are working with clinical investigators to evaluate patients treated with TYSABRI in clinical studies and are consulting with leading experts to better understand the possible risk of PML. We expect that the evaluations will be completed by the end of this summer. We and Elan have begun the process towards the re-initiation of dosing in MS clinical studies. The outcome of the safety evaluations will be used to determine, in consultation with regulatory authorities, if dosing in MS and other clinical studies will be re-initiated and the future commercial availability of the product.

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

     The components of inventories are as follows (table in thousands):

	June 30,	December 31,
	2005	2004
Raw materials	$58,475	$48,465
Work in process	131,733	157,947
Finished goods	53,330	44,604

	$243,538	$251,016

     We manufactured TYSABRI during the second quarter of 2005 and completed our scheduled production of TYSABRI during July 2005. Because of the uncertain future commercial availability of TYSABRI and our inability to predict to the required degree of certainty that TYSABRI inventory will be realized in commercial sales prior to the expiration of its shelf life, we expensed $23.2 million of costs related to the manufacture of TYSABRI in the first quarter of 2005 to cost of product revenues. At the time of production, inventory was believed to be commercially salable. Beginning in the second quarter of 2005, as we are working with clinical investigators to understand the possible risks of PML, we charged the costs related to the manufacture of TYSABRI to research and development expense. As a result, in the second quarter of 2005, we expensed $19.9 million related to the manufacture of TYSABRI to research and development expense. In subsequent periods, we will continue to assess TYSABRI to determine if manufacturing costs need to continue to be expensed and whether such expenses should be charged to cost of product revenues or research and development expense in light of existing information related to the potential future commercial availability of TYSABRI and applicable accounting standards.

     We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realized value. If the actual realizable value is less than that estimated by us, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-offs may be required. For the three and six months ended June 30, 2005, we wrote-down $8.5 million and $26.4 million, respectively, of unmarketable inventory which was charged to cost of product revenues. The write-downs for the three months ended June 30, 2005 consisted of $7.1 million for AMEVIVE, $0.7 million for AVONEX and $0.7 million for ZEVALIN. The write-downs for the six months ended June 30, 2005 consisted of the amounts written-down in the three months ended June 30, 2005 plus an additional $8.8 million for AVONEX, $7.2 million for AMEVIVE and $1.9 million for ZEVALIN, which were written-down in the three months ended March 31, 2005.

     Upon approval by the FDA of a new component for the pre-filled syringe formulation of AVONEX in March 2005, we wrote-down $8.4 million of the remaining supplies of the alternative presentations of AVONEX that are no longer needed, given the recent approval. The AMEVIVE inventory and the remaining $1.1 million of AVONEX inventory that was written down in the first six months of 2005 were written-down when it was determined that the inventory failed to meet the numerous stringent quality specifications agreed upon with the FDA. The ZEVALIN inventory that was written down in the first six months of 2005 was written-down when it was determined that the inventory will not be marketable based on estimates of demand.

     For the three and six months ended June 30, 2004, we wrote down $8.3 million and $11.9 million, respectively, of unmarketable inventory to cost of product revenues. The write-downs for the three months ended June 30, 2004 consisted of $3.6 million related to AVONEX and $4.7 million related of excess ZEVALIN commercial inventory that will not be marketable, based on estimates of ZEVALIN demand. The write-downs for the six months ended June 30, 2004 consisted of the amounts written-down in the three months ended June 30, 2004, plus an additional $2.1 million related to AVONEX and $1.5 million related to AMEVIVE, which were written-down in the three months ended March 31, 2004. The AVONEX and AMEVIVE inventory was written-down to net realizable value when it was determined that the inventory did not meet quality specifications.

     Intangible Assets and Goodwill

     In connection with the merger transaction on November 12, 2003 between Biogen, Inc. and IDEC Pharmaceuticals Corporation, or the Merger, we recorded intangible assets related to patents, trademarks, and core technology as part of the purchase price. These intangible assets were recorded at fair value, and at June 30, 2005 and December 31, 2004 are net of accumulated amortization and impairments. Intangible assets related to out-licensed patents and core technology are amortized over their estimated useful lives, ranging from 12 to 20 years, based on the greater of straight-line method or economic consumption each period. These amortization costs are included in “Amortization of acquired intangible assets” in the accompanying condensed consolidated statements of income. Intangible assets related to trademarks have indefinite lives, and as a result are not amortized, but are subject to review for impairment. We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

     Goodwill associated with the Merger represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for by the purchase method of accounting. Goodwill is not amortized, but rather subject to periodic review for impairment. Goodwill is reviewed annually and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. As a result of the voluntary suspension of TYSABRI in February 2005, we performed an interim review for impairment of goodwill, intangibles and other long-lived assets. We believe that the fair value of our Biogen reporting unit exceeds its carrying value and therefore, we determined that goodwill was not impaired. However, should new information arise, we may need to reassess goodwill for impairment in light of the new information and we may be required to take impairment charges related to goodwill.

     As of June 30, 2005 and December 31, 2004, intangible assets and goodwill, net of accumulated amortization and impairment charges, were as follows (table in thousands):

		June 30, 2005			December 31, 2004
	Estimated	Historical	Accumulated		Historical	Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net
Out-licensed patents	12 years	$578,000	$78,672	$499,328	$578,000	$54,589	$523,411
Core/developed technology	15-20 years	2,993,000	425,942	2,567,058	2,993,000	297,269	2,695,731
Trademarks & tradenames	Indefinite	64,000	—	64,000	64,000	—	64,000
In-licensed patents	7-14 years	12,482	3,553	8,929	12,482	2,797	9,685

Total		$3,647,482	$508,167	$3,139,315	$3,647,482	$354,655	$3,292,827

Goodwill	Indefinite	$1,151,105	$—	$1,151,105	$1,151,105	$—	$1,151,105

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

     Product revenue consists of sales from four of our products: AVONEX, AMEVIVE, ZEVALIN, and TYSABRI. The timing of distributor orders and shipments can cause variability in earnings. Revenues from product sales are recognized when product is shipped and title and risk of loss has passed to the customer, typically upon delivery. Revenues are recorded net of applicable allowances for returns, patient assistance, trade term discounts, Medicaid rebates, Veteran’s Administration rebates, and managed care discounts and other applicable allowances. Included in our condensed consolidated balance sheets at June 30, 2005 and December 31, 2004 are allowances for returns, rebates, discounts and other allowances which totaled $38.4 million and $33.8 million, respectively. At June 30, 2005, our allowance for product returns was $1.4 million. In the first six months of 2005, total discounts and allowances were approximately 2% of total current assets and less than 1% of total assets. We prepare our estimates for sales returns and allowances, discounts and rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate.

     For the three and six months ended June 30, 2005, we recorded $54.2 million and $108.0 million, respectively, in our condensed consolidated statements of income related to sales returns and allowances, discounts, and rebates compared to $38.7 million and $77.6 million, respectively, for the comparable periods in 2004. In the three and six months ended June 30, 2005, the amount of product returns was approximately 1.0% and 2.0%, respectively, of product revenue for all our products compared to 0.9% and 1.0%, respectively, for the comparable periods in 2004. Product returns were $4.1 million and $16.1 million for the three and six months ended June 30, 2005, respectively, compared to $3.3 million and $7.2 million, respectively, to the comparable periods in 2004. The increase of product returns in the three and six months ended June 30, 2005 consisted primarily of $0.7 million and $9.7 million, respectively, due to the voluntary suspension of TYSABRI. Product returns in the first six months of 2005 included $7.3 million related to product sales made prior to 2005, of which $4.7 million was in reserves at December 31, 2004.

     In January 2003, we received regulatory approval to market AMEVIVE in the U.S. In connection with the commercialization of AMEVIVE, we implemented an initiative, undertaken in cooperation with one of our distributors which provides discounts on future purchases of AMEVIVE made after a private payor has initially verified that it will cover the product but later denies the claim after appeal and where the other requirements of the initiative are met. Under this initiative, our exposure was contractually limited to 5% of the price of all AMEVIVE purchased by the distributor. As a result, we deferred recognition of revenue of 5% of AMEVIVE purchased by the distributor until such time as sufficient history of insurance reimbursement claims becomes available. As of December 31, 2004, we had approximately $2.8 million of deferred revenue related to this initiative in accrued expenses and other. Since January 2003, our experience of denials of claims after appeal and where the other requirements of the initiative have been met were substantially below the contractual limit. As a result, in the first quarter of 2005, we recognized approximately $2.8 million in AMEVIVE product revenue, which had previously been deferred.

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

     Under our agreement with Elan, we manufacture TYSABRI and, in the U.S. prior to the suspension, sold TYSABRI to Elan who then distributed TYSABRI to third party distributors. Prior to the suspension, we recorded revenue when TYSABRI was shipped from Elan to third party distributors. In the first quarter of 2005, we recorded $5.9 million of net product revenues related to sales of TYSABRI to Elan that we estimate were ultimately dosed into patients. Additionally, as of March 31, 2005, we deferred $14.0 million in revenue, which has been fully paid by Elan, related to sales of TYSABRI which had not yet been shipped by Elan and remains deferred at June 30, 2005. As of March 31, 2005, and in connection with the voluntary suspension of TYSABRI, we recorded an allowance for sales returns of approximately $9.0 million, which represented our best estimate of expected returns from our customers of product we sold in the first quarter of 2005. This allowance was based on expected returns of TYSABRI. As of June 30, 2005, our estimates of returns were updated based on additional information from customers. As of June 30, 2005, our allowance for sales returns of TYSABRI were adjusted to be approximately $9.7 million, based on updated expectations for returns. This resulted in a reduction of TYSABRI revenues in the second quarter of 2005 of approximately $0.7 million. Should our estimate of expected sales returns and allowances be materially different from actual returns, then we may be required to record adjustments, which could result in additional revenues or further reductions of revenue. As of June 30, 2005, Elan owed us $22.7 million, representing commercialization and development expenses as well as withdrawal costs incurred by us, which is included in other current assets on our condensed consolidated balance sheets.

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

     Under the amended and restated collaboration agreement, our current pretax copromotion profit-sharing formula, which resets annually, is as follows:

Copromotion Operating Profits	Biogen Idec’s Share of Copromotion Profits

First $50 million Greater than $50 million	30% 40%

In both 2004 and 2005, the 40% threshold was met during the first quarter. For each calendar year or portion thereof following the approval date of the first new anti-CD20 product, the pretax copromotion profit-sharing formula for RITUXAN and other anti-CD20 products sold by us and Genentech will change to the following:

	New Anti-CD20 U.S.	Biogen Idec’s Share
Copromotion Operating Profits	Gross Product Sales	of Copromotion Profits
First $50 million (1)	N/A	30%

Greater than $50 million	Until such sales exceed $150 million in any calendar year (2)	38%
	or
	After such sales exceed $150 million in any calendar year and until such sales exceed $350 million in any calendar year (3)	35%
	or
	After such sales exceed $350 million in any calendar year (4)	30%

(1)	–	not applicable in the calendar year the first new anti-CD20 product is approved if $50 million in copromotion operating profits has already been achieved in such calendar year through sales of RITUXAN.

(2)	–	if we are recording our share of RITUXAN copromotion profits at 40%, upon the approval date of the first new anti-CD20 product, our share of copromotion profits for RITUXAN and the new anti-CD20 product will be immediately reduced to 38% following the approval date of the first new anti-CD20 product until the $150 million new product sales level is achieved.

(3)	–	if $150 million in new product sales is achieved in the same calendar year the first new anti-CD20 product receives approval, then the 35% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year. Once the $150 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years’ (after the first $50 million in copromotion operating profits in such years) will be at 35% until the $350 million new product sales level is achieved.

(4)	–	if $350 million in new product sales is achieved in the same calendar year that $150 million in new product sales is achieved, then the 30% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year (or January 1 of the second following calendar year if the first new anti-CD20 product receives approval and, in the same calendar year, the $150 million and $350 million new product sales levels are achieved). Once the $350 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years’ will be 30%.

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

     Research and Development Expenses

     Research and development expenses consist of expenses incurred in performing research and development activities including salaries and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Research and development expenses, including upfront fees and milestones paid to collaborators, are expensed as incurred. We have entered into certain research agreements in which we share expenses with our collaborator. We have entered into other collaborations where we are reimbursed for work performed on behalf of our collaborative partners. We record these expenses as research and development expenses. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments by the collaborator for their share of the development effort as a reduction of research and development expense. If the arrangement is a reimbursement of research and development expenses, we record the reimbursement as corporate partner revenue.

     We manufactured TYSABRI during the second quarter of 2005 and completed our scheduled production of TYSABRI during July 2005. Because of the uncertain future commercial availability of TYSABRI and our inability to predict with the required degree of certainty that TYSABRI inventory will be realized in commercial sales prior to the expiration of its shelf life, we expensed $23.2 million of costs related to the manufacture of TYSABRI in the first quarter of 2005 to cost of product revenues. At the time of production, the inventory was believed to be commercially salable. Beginning in the second quarter of 2005, we charged the costs related to the manufacture of TYSABRI to research and development expense. As a result, in the second quarter of 2005, we expensed $19.9 million related to the manufacture of TYSABRI to research and development expense. In subsequent periods, we will continue to assess TYSABRI to determine if it needs to continue to be expensed and whether such expenses should be charged to cost of product revenues or research and development expense in light of existing information related to the potential future commercial availability of TYSABRI and applicable accounting standards.

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

     If compensation cost for awards issued in the three and six months ended June 30, 2005 and 2004 under the stock-based compensation plans, including costs related to prior years’ awards, had been determined based on SFAS 123 as amended by SFAS 148, our pro forma net income (loss), and pro forma earnings (loss) per share for the three and six months ended June 30, would have been as follows (table in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Reported net income (loss)	$34,504	$827	$77,964	$(40,371)
Stock-based compensation included in net income (loss)	5,442	2,822	11,306	4,604
Pro forma stock compensation expense	(21,232)	(12,724)	(43,585)	(23,986)

Pro forma net income (loss)	$18,714	$(9,075)	$45,685	$(59,753)

Reported basic earnings (loss) per share	$0.10	$0.00	$0.23	$(0.12)
Pro forma basic earnings (loss) per share	$0.06	$(0.03)	$0.14	$(0.18)
Reported diluted earnings (loss) per share	$0.10	$0.00	$0.23	$(0.12)
Pro forma diluted earnings (loss) per share	$0.06	$(0.03)	$0.13	$(0.18)

     The fair value of each option granted under our stock-based compensation plans and each purchase right granted under our employee stock purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Expected dividend yield	0%	0%	0%	0%
Expected stock price volatility	35%	35%	35%	44%
Risk-free interest rate	3.7%	3.8%	4.1%	3.4%
Expected option life in years	5.4	5.4	5.4	5.4

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 did not apply to awards prior to 1995, and additional awards in future years are anticipated. Additionally, in December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123(R), “Share-Based Payments,” which replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS 123(R) in the reporting period starting January 1, 2006. See “Note 18 — New Accounting Pronouncements” for a more complete description of this new accounting guidance and the potential impact it will have on our financial statements.

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

     We have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts have durations of ninety days to six months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at June 30, 2005 was approximately $98.9 million. These contracts had a fair value of $1.1 million, representing an unrealized gain, and were included in other current assets at June 30, 2005. The notional settlement amount of the foreign currency forward contracts outstanding at December 31, 2004 was approximately $164.3 million. These contracts had a fair value of $18.1 million, representing an unrealized loss, and were included in other current liabilities at December 31, 2004.

     For the three and six months ended June 30, 2005, we recognized $1.0 million of gains in earnings due to hedge ineffectiveness and no significant amounts as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. For the three and six months ended June 30, 2004, there were no significant amounts recognized in earnings due to hedge ineffectiveness or as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. We recognized approximately $0.4 million and $2.2 million of losses in product revenue for the settlement of certain effective cash flow hedge instruments for the three and six months ended June 30, 2005, respectively, as compared to approximately $0.2 million and $1.1 million of losses for the three and six months ended June 30, 2004, respectively. We recognized approximately $0.1 million and $0.3 million of losses in royalty revenue for the settlement of certain effective cash flow hedge instruments for the three and six months ended June 30, 2005, respectively, as compared to $0.1 million of gains and $0.1 million of losses for the three and six months ended June 30, 2004, respectively. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

3. Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss) and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income (loss), such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments, net of tax. Comprehensive income (loss) for the three months ended June 30, 2005 and 2004 was $35.5 million and $(24.6) million, respectively. Comprehensive income (loss) for the six months ended June 30, 2005 and 2004 was $76.3 million and $(57.6) million, respectively.

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

     Basic and diluted earnings (loss) per share are calculated as follows (table in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income (loss)	$34,504	$827	$77,964	$(40,371)
Adjustment for net income allocable to preferred stock	51	1	115	—

Net income (loss) used in calculating basic earnings (loss) per share	34,453	826	77,849	(40,371)
Adjustment for interest, net of tax	519	—	1,053	—
Add back net income allocable to preferred stock	—	1	—	—

Net income (loss) used in calculating diluted earnings (loss) per share	$34,972	$827	$78,902	$(40,371)

Denominator:
Weighted average number of common shares outstanding	332,629	337,018	333,946	336,084
Effect of dilutive securities:
Stock options	2,282	11,582	4,124	—
Restricted stock awards	1,871	1,186	1,674	—
Convertible preferred stock	—	493	—	—
Convertible promissory notes due 2019	7,953	—	8,342	—

Dilutive potential common shares	12,106	13,261	14,140	—

Shares used in calculating diluted earnings (loss) per share	344,735	350,279	348,086	336,084

     The following amounts were not included in the calculation of net income (loss) per share because their effects were anti-dilutive (table in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Net income allocable to preferred shares	$51	$—	$115	$—
Adjustment for interest, net of tax	1,397	2,297	5,409	4,861

Total	$1,448	$2,297	$5,524	$4,861

Denominator:
Stock options	26,774	3,473	16,355	17,187
Restricted stock awards	—	—	—	961
Convertible preferred stock	493	—	493	493
Convertible promissory notes due 2019	—	11,101	—	12,092
Convertible promissory notes due 2032	2,810	8,661	5,719	8,661

Total	30,077	23,235	22,567	39,394

5. Collaborations

     In June 2004, we entered into a collaborative research and development agreement with Vernalis plc, or Vernalis, aimed at advancing research into Vernalis’ adenosine A2A receptor antagonist program, which targets Parkinson’s disease and other central nervous system disorders. Under the agreement, we receive exclusive worldwide rights to develop and commercialize Vernalis’ lead compound, V2006. We paid Vernalis an initial license fee of $10.0 million in July 2004, which was recorded in research and development expenses in the second quarter of 2004. Terms of the collaborative agreement require us to make milestone payments upon the achievement of certain program objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration. In June 2004, we made an investment of $5.5 million through subscription for approximately 6.2 million new Vernalis common shares. In March 2005, we purchased approximately 1.4 million additional shares under a qualified offering for $1.8 million, which fully satisfies our investment obligation under the collaboration agreement. We now hold a total of approximately 7.6 million shares representing 3.81% of Vernalis’ total shares outstanding. Our investment in Vernalis is included in investments and other assets.

6. Notes Payable

     Our notes payable are as follows (table in thousands):

	June 30,	December 31,
	2005	2004
Current liabilities:
30-year senior convertible promissory notes, due 2032 at 1.75%	$—	$748,430

	$—	$748,430

Long-term liabilities:
20-year subordinated convertible promissory notes, due 2019 at 5.5%	$36,033	$101,879
30-year senior convertible promissory notes, due 2032 at 1.75%	6,372	—

	$42,405	$101,879

     In April and May 2002, we issued 30-year senior convertible promissory notes, or senior notes, for gross proceeds of approximately $714.4 million, or $696.0 million net of underwriting commissions and expenses of $18.4 million. The senior notes are zero coupon and were priced with a yield to maturity of 1.75% annually. On April 29, 2005 holders of 99.2% of the outstanding senior notes exercised their right under the indenture governing the senior notes to require us to repurchase their senior notes. On May 2, 2005, we paid $746.4 million in cash to repurchase those senior notes with an aggregate principal amount at maturity of approximately $1.2 billion. The purchase price for the senior notes paid by the Company was $624.73 in cash per $1,000 principal amount at maturity, and was based on the requirements of the indenture and the senior notes. Neither a gain nor a loss resulted from this transaction. Additionally, we will be required to make a cash payment in 2005 of approximately $56 million for the payment of tax for which deferred tax liabilities had been previously established related to additional deductible interest expense. Following the repurchase, $6.4 million ($10.2 million principal amount at maturity) of senior notes remain outstanding.

     In February 1999, we raised through the issuance of our subordinated notes, approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million. The subordinated notes were priced with a yield to maturity of 5.5% annually. Upon maturity, the subordinated notes issued in February 1999 would have had an aggregate principal face value of $345.0 million. As of June 30, 2005, our remaining indebtedness under the subordinated notes was approximately $75.4 million at maturity, due to conversion of subordinated notes into common stock. Each $1,000 aggregate principal face value subordinated note is convertible at the holders’ option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36 per share. In the first six months of 2005, holders of subordinated notes with a face value of approximately $143.8 million elected to convert their subordinated notes to approximately 5.8 million shares of our common stock. Additionally, the holders of the subordinated notes may require us to purchase the subordinated notes on February 16, 2009 or 2014 at a price equal to the issue price plus the accrued original issue discount to the date of purchase, with us having the option to repay the subordinated notes plus accrued original issue discount in cash, common stock or a combination of cash and stock. We have the right to redeem at a price equal to the issue price plus the accrued original issue discount to the date of redemption all or a portion of the subordinated notes for cash at any time.

7. Other Income (Expense), Net

     Total other income (expense), net consists of the following (table in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income	$12,401	$14,937	$28,106	$29,264
Interest expense	(2,849)	(3,452)	(9,760)	(7,262)
Other expense	(3,501)	(5,072)	(21,220)	(3,863)

Total other income (expense), net	$6,051	$6,413	$(2,874)	$18,139

     Other expense for the three months ended June 30, 2005 consists primarily of $5.1 million of foreign exchange remeasurement losses offset by $1.0 million of gains related to hedge ineffectiveness.

     Other expense for the six months ended June 30, 2005 consists primarily of $12.3 million of expenses related to the impairment of certain marketable securities that were determined to be impaired on an other-than-temporary basis, $7.5 million of foreign exchange remeasurement losses, $2.3 million of loan impairments, and $1.3 million of realized losses on sales of marketable securities offset by $1.0 million of gains related to hedge ineffectiveness.

     Other expense for the three and six months ended June 30, 2004 consists primarily of realized losses on sales of our marketable securities available-for-sale.

8. Income Taxes

     Our effective tax rate for the three and six months ended June 30, 2005 was 34.1% and 34.3%, respectively, compared to 42.9% and 39.9%, respectively, for the comparable periods in 2004. Our effective tax rate for the three and six months ended June 30, 2005 was lower than the normal statutory rate primarily due to the effect of lower income tax rates (less than the 35% U.S. statutory corporate rate) in certain non-U.S. jurisdictions in which we operate, tax credits allowed for research and experimentation expenditures in the U.S., and the new domestic manufacturing deduction, offset by acquisition-related intangible amortization arising from purchase accounting related to foreign jurisdictions. Our effective tax rate for the three and six months ended June 30, 2004 was higher than the normal statutory rate primarily due to the acquisition-related intangible amortization expenses and inventory fair value adjustments arising from purchase accounting related to foreign jurisdictions. We have tax credit carryforwards for federal and state income tax purposes available to offset future taxable income. The utilization of our tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate that this annual limitation will result only in a modest delay in the utilization of such tax credits.

     On October 22, 2004, the American Jobs Creation Act of 2004, or the Act, was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate that could be as low as 5.25%. On December 21, 2004, the FASB issued FASB staff position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, or FSP 109-2. FSP 109-2 allows companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS 109’s exception to recognizing deferred tax liabilities and require explanatory disclosures from those who need the additional time. Through June 30, 2005, we have not recognized deferred taxes on foreign earnings because such earnings were, and continue to be, indefinitely reinvested outside the U.S. Whether we will ultimately take advantage of this temporary tax incentive depends on a number of factors including reviewing future Congressional or other Governmental guidance with respect to certain aspects of the new legislation that require clarification before an informed decision can be made. Until such clarification is received, we will continue our plan and intention to indefinitely reinvest accumulated earnings of our foreign subsidiaries. If we decide to avail ourselves of this temporary tax incentive, up to $500 million could be repatriated under the Act, and we could incur a one-time tax charge to our consolidated results of operations of up to approximately $32 million.

     The Act also provides a deduction for domestic manufacturing. We estimate that the deduction will reduce our effective tax rate by approximately 1.13% for the current year and by a higher amount in future years, as the deduction is fully phased-in.

9. Unconsolidated Joint Business Arrangement

     Revenues from unconsolidated joint business arrangement consist of the following (table in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Copromotion profits	$133,718	$119,719	$256,833	$220,859
Reimbursement of selling and development expenses	12,074	3,266	24,950	9,903
Royalty revenue on sales of RITUXAN outside the U.S.	39,142	28,172	63,604	54,350

	$184,934	$151,157	$345,387	$285,112

     We received royalties on sales of RITUXAN outside of the U.S. of $39.1 million and $63.6 million for the three and six months ended June 30, 2005, respectively, as compared to $28.2 million and $54.4 million for the three and six months ended June 30, 2004, respectively, which we include under “Unconsolidated joint business” in our condensed consolidated statements of income. Our royalty revenue on sales of RITUXAN outside the U.S. is based on Roche and Zenyaku’s net sales to third-party customers and is recorded on a cash basis. Royalty revenues from sales of RITUXAN outside the U.S. increased approximately $20.6 million, but were offset in the six months ended June 30, 2005 by an $11.3 million royalty credit claimed by Genentech.

     Under the amended and restated collaboration agreement, we will receive lower royalty revenue from Genentech on sales by Roche and Zenyaku of new anti-CD20 products, as compared to royalty revenue received on sales of RITUXAN. The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis.

10. Litigation

     On March 2, 2005, we, along with William H. Rastetter, our Executive Chairman, and James C. Mullen, our Chief Executive Officer, were named as defendants in a purported class action lawsuit, captioned Brown v. Biogen Idec Inc., et al., filed in the U.S. District Court for the District of Massachusetts. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between February 18, 2004 and February 25, 2005. The plaintiff alleges that the defendants made materially false and misleading statements regarding potentially serious side effects of TYSABRI in order to gain accelerated approval from the FDA for the product’s distribution and sale. The plaintiff alleges that these materially false and misleading statements harmed the purported class by artificially inflating our stock price during the purported class period and that company insiders benefited personally from the inflated price by selling our stock. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. Substantially similar actions, captioned Grill v. Biogen Idec Inc., et al. and Lobel v. Biogen Idec Inc., et al., were filed on March 10, 2005 and April 21, 2005 in the same court by other purported class representatives. By court orders dated April 6, 2005 and May 27, 2005, defendants are not required to respond to the complaints until at least 35 days after the later of (a) the Court’s selection of a lead plaintiff pursuant to the Private Securities Litigation Reform Act or (b) the date on which a consolidated amended complaint, if any, is served upon the defendants. On May 2, 2005, four motions were filed to consolidate the actions, to appoint lead plaintiffs and to approve the selection of lead counsel. The Court has not yet ruled on those motions. We believe that the actions are without merit and intend to contest them vigorously. At this stage of litigation, we cannot make any estimate of a potential loss or range of loss.

     On March 4, 2005, a purported shareholder derivative action, captioned Halpern v. Rastetter, et al. (“Halpern”), was filed in the Court of Chancery for the State of Delaware, in New Castle County, on our behalf, against us as nominal defendant, our Board of Directors and our former general counsel. The plaintiff derivatively claims breaches of fiduciary duty by our Board of Directors for inadequate oversight of our policies, practices, controls and assets, and for recklessly awarding executive bonuses despite alleged awareness of potentially serious side effects of TYSABRI and the potential for related harm to our financial position. The plaintiff also derivatively claims that our Executive Chairman, former general counsel and a director misappropriated confidential company information for personal profit by selling our stock while in possession of material, non-public information regarding the potentially serious side effects of TYSABRI, and alleges that our Board of Directors did not ensure that appropriate policies were in place regarding the control of confidential information and personal trading in our securities by officers and directors. The plaintiff seeks unspecified damages, profits, the return of all bonuses paid by us, costs and attorneys’

fees. A substantially similar action, captioned Golaine v. Rastetter, et al. (“Golaine”), was filed on March 14, 2005 in the same court. Neither of the plaintiffs made presuit demand on our Board of Directors prior to filing their respective actions. We filed an Answer and Affirmative Defenses in Halpern on March 31, 2005 and our Board of Directors filed an Answer and Affirmative Defenses on April 11, 2005, which was amended as of April 12, 2005. By court order dated April 14, 2005, Halpern and Golaine were consolidated, captioned In re Biogen Idec Inc. Derivative Litigation (the “Delaware Action”) and the Halpern complaint was deemed the operative complaint in the Delaware Action. On May 19, 2005, we and our Board of Directors filed a motion seeking judgment on the pleadings, and briefing on that motion has not concluded. Oral argument is scheduled for September 14, 2005. The consolidated action does not seek affirmative relief from the Company. We believe that there are substantial legal and factual defenses to the claims and intend to pursue them vigorously.

     On March 9, 2005, two additional purported shareholder derivative actions, captioned Carmona v. Mullen, et al. (“Carmona”) and Fink v. Mullen, et al. (“Fink”), were brought in the Superior Court of the State of California, County of San Diego, on our behalf, against us as nominal defendant, our Board of Directors and our chief financial officer. The plaintiffs derivatively claim breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment against all defendants. The plaintiffs also derivatively claim insider selling in violation of California Corporations Code § 25402 and breach of fiduciary duty and misappropriation of information against certain defendants who sold our securities during the period of February 18, 2004 to the date of the complaints. The plaintiffs allege that the defendants caused and/or allowed us to issue, and conspired, aided and abetted and acted in concert in concealing that we were issuing, false and misleading press releases about the safety of TYSABRI and its financial prospects which resulted in legal claims being asserted against us, irreparable harm to our corporate image, depression of our stock price and impairment of our ability to raise capital. The plaintiffs also allege that certain defendants sold personally owned shares of our stock while in possession of material, undisclosed, adverse information. The plaintiffs seek unspecified damages, treble damages for the purported insider trading in violation of California Corporate Code § 25402, equitable relief including restriction of the defendants’ trading proceeds or other assets, restitution, disgorgement and costs, including attorneys’ fees and expenses. Neither of the plaintiffs made presuit demand on the Board of Directors prior to filing their respective actions. On April 11, 2005, all defendants filed a Motion To Stay Proceedings in both Carmona and Fink, which the plaintiffs’ opposed, pending resolution of the Delaware Action. On May 11, 2005, the Court consolidated the Carmona and Fink cases. On May 27, 2005, the Court granted defendants’ Motion to Stay. These purported derivative actions do not seek affirmative relief from the Company. We believe that there are substantial legal and factual defenses to the claims and intend to pursue them vigorously.

     On June 20, 2005, a purported class action, captioned Wayne v. Biogen Idec Inc. and Elan Pharmaceutical Management Corp., was filed in the U.S. District Court for the Northern District of California. The complaint purports to assert claims for strict product liability, medical monitoring and concert of action arising out of the manufacture, marketing, distribution and sale of TYSABRI. The action is purportedly brought on behalf of all persons in the U.S. who have had infusions of TYSABRI and who have not been diagnosed with any medical conditions resulting from TYSABRI use. The plaintiff alleges that defendants, acting individually and in concert, failed to warn the public about purportedly known risks related to TYSABRI use. The plaintiff seeks to recover the cost of periodic medical examinations, restitution, interest, compensatory and punitive damages, and attorneys’ fees. We believe that the action is without merit and intend to contest it vigorously. At this stage of litigation, we cannot make any estimate of a potential loss or range of loss.

     Our Board of Directors has received letters, dated March 1, 2005, March 15, 2005 and May 23, 2005, respectively, on behalf of purported owners of our securities purportedly constituting demands under Delaware law. A supplement to the March 1 letter was received on March 2, 2005. The letters generally allege that certain of our officers and directors breached their fiduciary duty to us by selling personally held shares our securities while in possession of material, non-public information about potential serious side effects of TYSABRI. The letters generally request that our Board of Directors take action on our behalf to recover compensation and profits from the officers and directors, consider enhanced corporate governance controls related to the sales of securities by insiders, and pursue other such equitable relief, damages, and other remedies as may be appropriate. A special litigation committee of our Board of Directors has been formed, and, with the assistance of independent outside counsel, is currently considering the letters and will respond in a time and manner consistent with Delaware law. Nevertheless, on June 23, 2005, one of the purported shareholders who made demand, and was aware of the formation of a special litigation committee to investigate the assertions in the demands, apparently filed a purported derivative action (which has not yet been served), in the Middlesex Superior Court for the Commonwealth of Massachusetts, on our

behalf, against us as nominal defendant, our former general counsel, a member of our Board of Directors and our Executive Chairman. The plaintiff derivatively claims that our Executive Chairman, former general counsel and the director defendant misappropriated confidential company information for personal profit by selling our stock while in possession of material, non-public information regarding the potentially serious side effects of TYSABRI. The plaintiff seeks disgorgement of profits, costs and attorneys’ fees. The action does not seek affirmative relief from the Company. We believe that there are substantial legal and factual defenses to the claims and intend to pursue them vigorously.

     On April 21, 2005, we received a formal order of investigation from the Boston District Office of the SEC. The SEC is investigating whether any violations of the federal securities laws occurred in connection with the suspension of marketing and commercial distribution of TYSABRI. We continue to cooperate fully with the SEC in this investigation. We are unable to predict the outcome of this investigation or the timing of its resolution at this time.

     On June 9, 2005, we, along with numerous other companies, received a request for information from the U.S. Senate Committee on Finance (the “Committee”) concerning the Committee’s review of issues relating to the Medicare and Medicaid programs’ coverage of prescription drug benefits. We are cooperating fully with the Committee’s information request. We are unable to predict the outcome of this review or the timing of its resolution at this time.

     On July 20, 2005, a products liability action captioned Walter Smith, as Personal Representative of the Estate of Anita Smith, decedent, and Walter Smith, individually v. Biogen Idec Inc. and Elan Corp., PLC, was commenced in the Superior Court of the Commonwealth of Massachusetts, Middlesex County. The complaint purports to assert statutory wrongful death claims based on negligence, agency principles, fraud, breach of warranties, loss of consortium, conscious pain and suffering, and unfair and deceptive trade practices in violation of Mass. G.L., c. 93A. The complaint alleges that Anita Smith, a participant in a TYSABRI clinical trial, died as a result of PML caused by TYSABRI and that the defendants, individually and jointly, prematurely used TYSABRI in a clinical trial, failed to adequately design the clinical trial, failed to adequately monitor patients participating in the clinical trial, and failed to adequately address and warn of the risks of PML, immunosuppression and risks associated with the pharmacokinetics of TYSABRI when used in combination with AVONEX. The plaintiff seeks compensatory, punitive and multiple damages as well as interest, costs and attorneys’ fees. We believe that the action is without merit and intend to contest it vigorously. At this stage of the litigation, we cannot make any estimate of a potential range of loss.

     On October 4, 2004, Genentech, Inc. received a subpoena from the U.S. Department of Justice requesting documents related to the promotion of RITUXAN. We market RITUXAN in the U.S. in collaboration with Genentech. Genentech has disclosed that it is cooperating with the associated investigation, which they disclosed that they have been advised is both civil and criminal in nature. The potential outcome of this matter and its impact on us cannot be determined at this time.

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

     Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in certain cases, Biogen Idec Inc., was named as a defendant in lawsuits filed by the City of New York and the following Counties of the State of New York: County of Albany, County of Allegany, County of Broome, County of Cattaraugus, County of Cayuga, County of Chautauqua, County of Chenango, County of Erie, County of Fulton, County of Genesee, County of Greene, County of Herkimer, County of Jefferson, County of Madison, County of Monroe, County of Nassau, County of Niagara, County of Oneida, County of Onondaga, County of Putnam, County of Rensselaer, County of Rockland, County of St. Lawrence, County of Saratoga, County of Steuben, County of Suffolk, County of Tompkins, County of Warren, County of Washington, County of Wayne, County of Westchester, and County of Yates. All of the cases, except for the County of Erie and County of Nassau cases, are the subject of a Consolidated Complaint, which was filed on June 15, 2005 in U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456. The County of Nassau, which originally filed its complaint on November 24, 2004, filed an amended complaint on March 24, 2005 and that case is also pending in the U.S. District Court for the District of Massachusetts. The County of Erie originally filed its complaint in Supreme Court of the State of New York on March 8, 2005. On April 15, 2005, Biogen Idec and the other named defendants removed the case to the U.S. District Court for the Western District of New York. That case has been stayed pending a decision by the Joint Panel on Multi-District Litigation (JPMDL) regarding transfer to the U.S. District Court for the District of Massachusetts. On May 12, 2005, the JPMDL issued a Conditional Transfer Order, transferring the case to the U.S. District Court for the District of Massachusetts. The County of Erie filed a motion to vacate the Conditional Transfer Order on June 7, 2005. Biogen Idec, together with other named defendants, filed an opposition to the motion to vacate shortly thereafter. The motion to vacate is currently pending before the JPMDL.

     All of the complaints allege that the defendants fraudulently reported the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement, also referred to as Covered Drugs; marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and overcharged Medicaid for illegally inflated Covered Drugs reimbursements. The complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, all of the complaints, with the exception of the County of Erie complaint, allege that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements entered into with the Secretary of Health and Human Services, and excluded from their reporting certain drugs offered at discounts and other rebates that would have reduced the “best price.” On April 8, 2005, the court dismissed similar claims, which were brought by Suffolk County against Biogen Idec and eighteen other defendants in a complaint filed on August 1, 2003. The court held that Suffolk County’s documentation was insufficient to plead allegations of fraud. Neither Biogen Idec nor the other defendants have answered or responded to the complaints that are currently pending in the U.S. District Court for the District of Massachusetts, as all of the plaintiffs have agreed to stay the time to respond until a case management order and briefing schedule have been approved by the Court. Biogen Idec intends to defend itself vigorously against all of the allegations and claims in these lawsuits. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

     In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.

11. Share Repurchase Program

     In October 2004, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock will provide us with treasury shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program will expire no later than October 4, 2006. During the first six months of 2005, we repurchased approximately 7.5 million shares under this program, at a cost of $322.6 million. Approximately 11.9 million shares remain authorized for repurchase under this program at June 30, 2005.

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

13. Guarantees

     We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2005.

     In connection with the relocation from leased facilities to our new research and corporate campus in San Diego, California we entered into a lease assignment, in January 2005, with Tanox West, Inc., or Tanox, for a manufacturing facility in San Diego for which we have outstanding lease obligations through September 2008. Under the lease assignment, Tanox was assigned all of our rights, title, and interest in the amended lease and assumed all of the terms, covenants, conditions and obligations required to be kept, performed and fulfilled under the amended lease, including the making of all payments under the amended lease. However, if Tanox were fail to perform under the lease assignment we would be responsible for all obligations under the amended lease through September 2008. At June 30, 2005, our estimate of the maximum potential of future payments under the amended lease through September 2008 is $16.4 million. Under the lease assignment, Tanox has agreed to indemnify and hold us harmless from and against any and all claims, proceedings and demands and all costs, expenses and liabilities arising out of their performance or failure to perform under the lease assignment.

14. Restricted Stock Awards

     In the first six months of 2005, we granted a total of 0.8 million shares of restricted common stock to employees under our 2003 Omnibus Equity Plan. In 2004, we granted a total of 1.3 million shares of restricted common stock to employees under our 2003 Omnibus Equity Plan. The restricted stock will vest 100% three years from the grant date, provided the employee remains continuously employed with us. During the vesting period, shareholders have full voting rights, even though the restricted stock remains subject to transfer restrictions and will generally be forfeited upon termination of employment prior to vesting. Approximately 0.3 million and 0.1 million shares have been forfeited as of June 30, 2005 and December 31, 2004, respectively, due to employee terminations. At June 30, 2005 and December 31, 2004, deferred stock based compensation related to restricted stock was $65.7 million and $35.1 million, respectively, and was included in shareholders’ equity. For the three and six months ended June 30, 2005, we recorded stock compensation charges of $8.2 million and $14.7 million, respectively, related to the restricted stock. For the three and six months ended June 30, 2004, we recorded stock compensation charges of $4.4 million and $7.1 million, respectively, related to the restricted stock.

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

     At June 30, 2005, we had a liability of $0.8 million related to these plans, including transition benefits associated with the Retirement Plan terminations.

16. Impairment of Long-Lived Assets

     As of March 31, 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk manufacturing component of our large-scale biologic manufacturing facility in Hillerod. Additionally, we added a labeling and packaging component to the project. We also determined that we would no longer proceed with the fill-finish component of our large-scale biological manufacturing facility in Hillerod. As a result, in the first quarter of 2005 we wrote-off $6.2 million to research and development expense of engineering costs related to the fill-finish component that had previously been capitalized. The original cost of the project was expected to be $372.0 million. As of June 30, 2005, we had committed approximately $171.0 million to the project, of which $82.0 million had been paid. We expect the label and packaging facility to be substantially completed in 2006 and licensed for operation in 2007.

17. Sale of Large-Scale Manufacturing Facility

     On June 23, 2005, Genentech purchased our large-scale biologics manufacturing facility in Oceanside, California, known as “NIMO,” along with approximately 60 acres of real property located in Oceanside, California upon which NIMO is located, together with improvements, related property rights, and certain personal property intangibles and contracts at or related to the real property. Through the first quarter of 2005, we intended to hold and continue using the facility. In June 2005, we determined instead to accept an offer from Genentech to purchase the facility. Total consideration for the purchase was $408.1 million. The net book value of the assets sold to Genentech was $463.7 million. The loss from this transaction was $75.6 million, which consisted of an approximately $66.1 million write-down of NIMO to net selling price and approximately $9.5 million of sales and transfer taxes and other associated transaction costs. Following the closing of the sale, we terminated and, subject to provisions of applicable law, Genentech offered employment, on an “at-will” basis, to 334 of our employees who were working at NIMO. These employees continue to be employed by us through August 16, 2005. Genentech has agreed to reimburse us for related costs and expenses for these employees during this period.

18. New Accounting Pronouncements

     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the provisions of the SFAS 154 will have a significant impact on our results of operations.

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

     In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. This Interpretation, once approved, is expected to be effective as of the end of the first fiscal year ending after December 15, 2005. We are currently evaluating the impact this proposed Interpretation would have on our results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Biogen Idec creates new standards of care in oncology, neurology and immunology. As a global leader in the development, manufacturing, and commercialization of novel therapies, we transform scientific discoveries into advances in human healthcare. We currently have five products:

•	AVONEX® (interferon beta-1a) for the treatment of relapsing forms of multiple sclerosis, or MS.

•	RITUXAN® (rituximab) and ZEVALIN® (ibritumomab tiuxetan), both of which treat certain B-cell non-Hodgkin’s lymphomas, or B-cell NHLs. We collaborate with Genentech Inc., or Genentech, on the development and commercialization of RITUXAN. RITUXAN is the trade name in the United States, or U.S., Canada and Japan for the compound rituximab. MabThera is the trade name for rituximab in the European Union, or EU. In this Form 10-Q, we refer to rituximab, RITUXAN and MabThera collectively as RITUXAN, except where we have otherwise indicated.

•	AMEVIVE® (alefacept) for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy.

•	TYSABRI® (natalizumab), formerly known as ANTEGREN®, which was approved by the U.S. Food and Drug Administration, or FDA, in November 2004 to treat relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan Corporation plc, or Elan, voluntarily suspended the marketing and commercial distribution of TYSABRI, and informed physicians that they should suspend dosing of TYSABRI until further notification. In addition, we suspended dosing in clinical studies of TYSABRI in MS, Crohn’s disease and rheumatoid arthritis, or RA. These decisions were based on reports of cases of progressive multifocal leukoencephalopathy, or PML, a rare and potentially fatal, demyelinating disease of the central nervous system in patients treated with TYSABRI in clinical studies. We and Elan are working with clinical investigators to evaluate patients treated with TYSABRI in clinical studies and are consulting with leading experts to better understand the possible risk of PML. We expect that the evaluations will be completed by the end of this summer. We and Elan have begun the process towards the re-initiation of dosing in MS clinical studies. The outcome of the safety evaluations will be used to determine, in consultation with regulatory authorities, if dosing in MS and other clinical studies will be re-initiated and the future commercial availability of the product. See “Forward-Looking Information and Risk Factors That May Affect Future Results — Safety Issues with TYSABRI Could Significantly Affect our Growth.”

Results of Operations

Revenues (table in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Product sales
United States	$242,867	$243,228	$497,464	$500,920
Rest of world	155,955	119,958	298,942	234,803

Total product sales	398,822	363,186	796,406	735,723
Unconsolidated joint business revenue	184,934	151,157	345,387	285,112
Royalties	21,734	24,297	48,483	49,510
Corporate partner	144	123	3,160	10,160

Total revenues	$605,634	$538,763	$1,193,436	$1,080,505

Product Sales (table in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
AVONEX	$381,789	$346,516	$755,374	$701,234
AMEVIVE	12,457	12,116	24,473	25,103
ZEVALIN	5,473	4,554	11,510	9,386
TYSABRI	(897)	—	5,049	—

Total product sales	$398,822	$363,186	$796,406	$735,723

     For the three months ended June 30, 2005, sales of AVONEX generated worldwide revenues of $381.8 million, of which $229.5 million was generated in the U.S. and $152.3 million was generated outside the U.S., primarily the EU. For the three months ended June 30, 2004, sales of AVONEX generated worldwide revenues of $346.5 million, of which $226.6 million was generated in the U.S. and $119.9 million was generated outside the U.S., primarily the EU. The increase in U.S. product sales for AVONEX quarter over quarter was primarily due to price increases offset by decreases in volume. Outside of the U.S., AVONEX product sales increased due to higher sales volume and the effect of foreign exchange. For the six months ended June 30, 2005, sales of AVONEX generated worldwide revenues of $755.4 million, of which $462.4 million was generated in the U.S. and $293.0 million was generated outside the U.S., primarily the EU. For the six months ended June 30, 2004, sales of AVONEX generated worldwide revenues of $701.2 million, of which $466.7 million was generated in the U.S. and $234.5 million was generated outside the U.S., primarily the EU. In the U.S., product sales from AVONEX decreased primarily due to lower volume of sales, offset by price increases year over year. Comparatively, in the first quarter of 2004, we had experienced an increase in the inventories held by our channel partners to normalized levels as a result of recovery from previously encountered problems in manufacturing our pre-filled syringe formulation of AVONEX, and for the reintroduction of an older formulation of AVONEX into the marketplace. Outside the U.S., product sales increased primarily due to increased sales volume year over year. Product sales from AVONEX for the three and six months ended June 30, 2005 represented approximately 63% of our total revenues for both periods compared to 64% and 65% of our total revenues for the comparable periods in 2004. We expect to face increasing competition in the MS marketplace in and outside the U.S. from existing and new MS treatments, including TYSABRI if it is reintroduced to the market, which may impact sales of AVONEX. We expect future growth in AVONEX revenues to be dependent to a large extent on our ability to compete successfully.

     For the three months ended June 30, 2005, AMEVIVE generated revenues of $12.5 million, of which $8.8 million was generated in the U.S. and $3.7 million was generated outside the U.S. For the three months ended June 30, 2004, AMEVIVE generated revenues of $12.1 million, substantially all in the U.S. For the six months ended June 30, 2005, AMEVIVE generated revenues of $24.5 million, of which $19.2 million was generated in the U.S. and $5.3 million was generated outside the U.S. As described below, revenues for the first quarter of 2005 included approximately $2.8 million of revenues which had previously been deferred. For the six months ended June 30, 2004, AMEVIVE generated revenues of $25.1 million. Revenue in the U.S. decreased as a result of lower sales volumes for the three and six months ended June 30, 2005. In January 2003, we received regulatory approval to market AMEVIVE in the U.S. In connection with the commercialization of AMEVIVE, we implemented an initiative, undertaken in cooperation with one of our distributors which provides discounts on future purchases of AMEVIVE made after a private payor has initially verified that it will cover the product but later denies the claim after appeal and where the other requirements of the initiative are met. Under this initiative, our exposure was contractually limited to 5% of the price of all AMEVIVE purchased by the distributor. As a result, we deferred recognition of revenue of 5% of AMEVIVE purchased by the distributor until such time as sufficient history of insurance reimbursement claims becomes available. Since January 2003, our experience of denials of claims after appeal and where the other requirements of the initiative have been met were substantially below the contractual limit. As a result, in the first half of 2005, we have recognized approximately $2.8 million in AMEVIVE product revenue, which had previously been deferred. Product sales from AMEVIVE represent approximately 2% of our total revenues in the three and six months ended June 30, 2005 and 2004, respectively.

     For the three months ended June 30, 2005 and 2004, sales of ZEVALIN generated revenues of $5.5 million and $4.6 million, respectively. Product sales related to ZEVALIN for the six months ended June 30, 2005 were $11.5 million and $9.4 million for the comparable period in 2004. For the three and six months ended June 30, 2005, the increase in product sales related to ZEVALIN is attributable to higher sales volumes in the U.S., as well as $0.7 million of revenue from sales of ZEVALIN in the first quarter of 2005 to Schering AG for distribution in the EU. ZEVALIN was approved by the European Medicines Agency, or EMEA, in 2004. We had no revenue from sales of ZEVALIN outside the U.S. in the first half of 2004. Product sales from ZEVALIN represented approximately 1% of our total revenues in the three and six months ended June 30, 2005 and 2004, respectively.

     In November 2004, TYSABRI was approved by the FDA as treatment for relapsing forms of MS to reduce the frequency of clinical relapses. In the U.S., prior to the suspension, we sold TYSABRI to Elan who then distributed TYSABRI to third party distributors and other customers. In the first quarter of 2005, our revenue associated with sales of TYSABRI was $5.9 million, which consists of revenue from sales which occurred prior to our voluntary suspension. Sales from TYSABRI represent 1% of our total revenues in the first quarter of 2005. In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and informed physicians that they should suspend dosing of TYSABRI until further notification. We and Elan are working with clinical investigators to evaluate patients treated with TYSABRI in clinical studies and are consulting with leading experts to better understand the possible risk of PML. We expect that the evaluations will be completed by the end of this summer. We and Elan have begun the process towards the re-initiation of dosing in MS clinical studies. The outcome of the safety evaluations will be used to determine, in consultation with regulatory authorities, if dosing in MS and other clinical studies will be re-initiated and the future commercial availability of the product. As of March 31, 2005, and in connection with the voluntary suspension of TYSABRI, we recorded an allowance for sales returns of approximately $9.0 million related to product sold in the first quarter of 2005, which represented our best estimate of expected returns from our customers. This allowance was based on expected returns of TYSABRI. As of June 30, 2005, our estimates of returns were updated based on additional information from customers. As of June 30, 2005, our allowance for sales returns of TYSABRI was adjusted to approximately $9.7 million, based on updated expectations for returns. This resulted in a reduction of revenue from TYSABRI in the second quarter of 2005 of $0.7 million. Also included as a reduction of TYSABRI revenue is $0.2 million of amortization related to approval and credit milestones. The approval and credit milestones were capitalized upon approval of TYSABRI in investments and other assets, and are being amortized over the remaining patent life of approximately 15 years. Should our estimate of expected sales returns and allowances be materially different from actual returns, then we may be required to record adjustments, which could result in additional revenues or further reductions of revenue.

     Additionally, as of March 31, 2005, we deferred $14.0 million in revenue, which has been fully paid by Elan, related to sales of TYSABRI which had not yet been shipped by Elan and remains deferred at June 30, 2005. In July 2005, Elan agreed that we would not share the cost of this inventory if it were ultimately deemed non-salable.

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

     Under the amended and restated collaboration agreement, our current pretax copromotion profit-sharing formula, which resets annually, is as follows:

Copromotion Operating Profits	Biogen Idec’s Share of Copromotion Profits
First $50 million	30%
Greater than $50 million	40%

In both 2004 and 2005, the 40% threshold was met during the first quarter. For each calendar year or portion thereof following the approval date of the first new anti-CD20 product, the pretax copromotion profit-sharing formula for RITUXAN and other anti-CD20 products sold by us and Genentech will change to the following:

	New Anti-CD20 U.S.	Biogen Idec’s Share
Copromotion Operating Profits	Gross Product Sales	of Copromotion Profits
First $50 million (1)	N/A	30%

Greater than $50 million	Until such sales exceed $150 million in any calendar year (2)	38%
	or
	After such sales exceed $150 million in any calendar year and until such sales exceed $350 million in any calendar year (3)	35%
	or
	After such sales exceed $350 million in any calendar year (4)	30%

(1) –	not applicable in the calendar year the first new anti-CD20 product is approved if $50 million in copromotion operating profits has already been achieved in such calendar year through sales of RITUXAN.

(2) –	if we are recording our share of RITUXAN copromotion profits at 40%, upon the approval date of the first new anti-CD20 product, our share of copromotion profits for RITUXAN and the new anti-CD20 product will be immediately reduced to 38% following the approval date of the first new anti-CD20 product until the $150 million new product sales level is achieved.

(3) –	if $150 million in new product sales is achieved in the same calendar year the first new anti-CD20 product receives approval, then the 35% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year. Once the $150 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years’ (after the first $50 million in copromotion operating profits in such years) will be 35% until the $350 million new product sales level is achieved.

(4) –	if $350 million in new product sales is achieved in the same calendar year that $150 million in new product sales is achieved, then the 30% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year (or January 1 of the second following calendar year if the first new anti-CD20 product receives approval and, in the same calendar year, the $150 million and $350 million new product sales levels are achieved). Once the $350 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years’ will be 30%.

     Copromotion profits consist of the following (table in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Product revenues, net	$450,348	$390,004	$890,897	$751,038
Costs and expenses	120,445	90,183	240,706	186,307

Copromotion profits	$329,903	$299,821	$650,191	$564,731

Biogen Idec’s share of copromotion profits	$133,718	$119,719	$256,833	$220,859

     Net sales of RITUXAN to third-party customers in the U.S. recorded by Genentech for the three and six months ended June 30, 2005 were $450.3 million and $890.9 million, respectively, compared to $390.0 million and $751.0 million for the comparable periods in 2004. The increase was primarily due to higher sales for RITUXAN in treatments of B-cell NHLs and chronic lymphocytic leukemia, offset by increased expenses in 2005.

     Revenues from unconsolidated joint business consist of the following (table in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Copromotion profits	$133,718	$119,719	$256,833	$220,859
Reimbursement of selling and development expenses	12,074	3,266	24,950	9,903
Royalty revenue on sales of RITUXAN outside the U.S.	39,142	28,172	63,604	54,350

	$184,934	$151,157	$345,387	$285,112

     For the three and six months ended June 30, 2005, revenues for our RITUXAN-related sales force and development expenses were $12.1 million and $25.0 million, respectively, compared to $3.3 million and $9.9 million for the comparable periods in 2004. The increase is primarily due to increased personnel costs, development costs we incurred mainly related to the development of RITUXAN for rheumatoid arthritis in 2005 and the expansion of the oncology sales force.

     We received royalties on sales of RITUXAN outside of the U.S. of $39.1 million and $63.6 million for the three and six months ended June 30, 2005 as compared to $28.2 million and $54.4 million for the comparable periods in 2004, which we include under “Unconsolidated joint business” revenues in our condensed consolidated statements of income. Our royalty revenue on sales of RITUXAN outside the U.S. is based on Roche and Zenyaku’s net sales to third-party customers and is recorded on a cash basis. Royalty revenues from sales of RITUXAN outside the U.S. increased approximately $20.6 million, but were offset in the six months ended June 30, 2005 by an $11.3 million royalty credit claimed by Genentech.

     Under the amended and restated collaboration agreement, we will receive lower royalty revenue from Genentech on sales by Roche and Zenyaku of new anti-CD20 products, as compared to royalty revenue received on sales of RITUXAN. The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis.

     Total unconsolidated joint business revenue represented 31% and 29% of our total revenues for the three and six months ended June 30, 2005 as compared to 28% and 26% for the comparable periods in 2004.

Royalty Revenue

     We receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control. Our royalty revenues on sales of RITUXAN outside the U.S. are included in “ Unconsolidated joint business.” For the three and six months ended June 30, 2005, we earned approximately $21.7 million and $48.5 million, respectively, in royalty revenues representing 4% of total revenues in each period. For the three and six months ended June 30, 2004, we earned approximately $24.3 million and $49.5 million, respectively, in royalty revenues representing 5% of total revenues.

     Royalty revenues may fluctuate as a result of fluctuations in sales levels of products sold by our licensees from quarter to quarter due to the timing and extent of major events such as new indication approvals or government-sponsored programs.

Corporate Partner Revenues

     Corporate partner revenues consist of contract revenues and license fees. Corporate partner revenues totaled $0.1 million for the three months ended June 30, 2005 and 2004, respectively, which represented less than 1% of total revenues for the second quarter of 2005 and 2004, respectively. Corporate partner revenues totaled $3.2 million and $10.2 million for the six months ended June 30, 2005 and 2004, respectively, which represented less than 1% of total revenues for the first six months of 2005 and 2004, respectively. Corporate partner revenues for the six months ended June 30, 2005 consists primarily of our collaborative development and license agreement with Seikagaku Corporation, or Seikagaku. Although our agreement with Seikagaku was terminated effective January 2004, we had certain continuing obligations under the agreement that were fulfilled in the first quarter of 2005 and for which we recorded revenue from Seikagaku. Corporate partner revenues for the three months ended March 31, 2004 consisted primarily of a $10.0 million payment from Schering AG for the EMEA grant of marketing approval of ZEVALIN in the EU. The payment represented, in part, a milestone payment to compensate us for preparing, generating, and collecting data that was critical to the EMEA marketing approval process.

Operating Costs and Expenses (table in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Cost of product and royalty revenues	$71,093	$151,729	$170,701	$406,496
Research and development	179,843	169,782	358,611	328,702
Selling, general and administrative	155,754	139,414	314,227	270,474
Amortization of acquired intangibles	77,078	79,308	152,756	160,168
Loss on sale of manufacturing facility	75,565	—	75,565	—

Total operating costs and expenses	$559,333	$540,233	$1,071,860	$1,165,840

Cost of Product and Royalty Revenues

     For the three and six months ended June 30, 2005, total cost of product and royalty revenues was $71.1 million and $170.7 million, respectively, consisting of product cost of revenues of $70.2 million and $168.7 million, respectively, and cost of royalty revenues of $0.9 million and $2.0 million, respectively. In the second quarter of 2005, cost of product revenues consisted of $52.8 million related to AVONEX, $15.3 million related to AMEVIVE and $2.3 million related to ZEVALIN. Approximately $9.0 million in cost of product revenues represents the difference between the cost of AMEVIVE inventory recorded upon the merger transaction of Biogen, Inc. and IDEC Pharmaceuticals Corporation on November 12, 2003, or the Merger, and its historical manufacturing cost, which was recognized as cost of product revenues when the acquired inventory was sold or written-down in 2005. We expect that cost of product revenues in the remainder of 2005 related to AMEVIVE will include approximately $8.1 million related to the difference between the cost of AMEVIVE inventory recorded at the Merger date and its historical manufacturing cost, as the acquired inventory is sold or written-down. In 2006 and beyond, we expect this amount will be approximately $65 million in total and we will record these costs as the AMEVIVE inventory is sold or written-down.

     We manufactured TYSABRI during the second quarter of 2005 and completed our scheduled production of TYSABRI during July 2005. Because of the uncertain future commercial availability of TYSABRI and our inability to predict to the required degree of certainty that TYSABRI inventory will be realized in commercial sales prior to the expiration of its shelf life, we expensed $23.2 million of costs related to the manufacture of TYSABRI in the first quarter of 2005 to cost of product revenues. At the time of production, the inventory was believed to be commercially salable. Beginning in the second quarter of 2005, as we are working with clinical investigators to understand the possible risks of PML, we charged the costs related to the manufacture of TYSABRI to research and development expense. As a result, in the second quarter of 2005, we expensed $19.9 million related to the manufacture of TYSABRI to research and development expense. In subsequent periods, we will continue to assess

TYSABRI to determine if manufacturing costs need to continue to be expensed and whether such expenses should be charged to cost of product revenues or research and development expense in light of existing information related to the potential future commercial availability of TYSABRI and applicable accounting standards.

     We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual realizable value is less than that estimated by us, or if there are further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-offs may be required. Also included in cost of product revenues were write-downs of commercial inventory that did not meet quality specifications or became obsolete due to dating expiration, in all cases this product inventory was written-down to its net realizable value. For the three and six months ended June 30, 2005, we wrote-down $8.5 million and $26.4 million, respectively, of unmarketable inventory which was charged to cost of product revenues. The write-downs for the three months ended June 30, 2005 consisted of $7.1 million related to AMEVIVE, $0.7 million related to AVONEX and $0.7 million related to ZEVALIN. The write-downs for the six months ended June 30, 2005 consisted of $14.3 million related to AMEVIVE, $9.5 million related to AVONEX and $2.6 million related to ZEVALIN.

     Upon approval by the FDA of a new component of the pre-filled syringe formulation of AVONEX in March 2005, we wrote-down $8.4 million of the remaining supplies of the alternative presentations of AVONEX that are no longer needed, given the recent approval. The AMEVIVE inventory and the remaining $1.1 million of AVONEX inventory that was written down in the first six months of 2005 were written-down when it was determined that the inventory failed to meet the numerous stringent quality specifications agreed upon with the FDA. The ZEVALIN inventory that was written down in the first six months of 2005 was written-down when it was determined that the inventory will not be marketable based on estimates of demand.

     For the three and six months ended June 30, 2004, total cost of product and royalty revenues were $151.7 million and $406.5 million, respectively, consisting of cost of product revenues of $150.5 million and $403.9 million, respectively, and cost of royalty revenues of $1.2 million and $2.6 million, respectively. In the second quarter of 2004, cost of product revenues consisted of $135.6 million related to AVONEX, $1.7 million related to ZEVALIN and $6.5 million related to AMEVIVE. Included in cost of product revenues was approximately $93.4 million in fair market value purchase accounting adjustments related to AVONEX and AMEVIVE. We wrote-down $8.3 million and $11.9 million, respectively, of unmarketable inventory during the three and six months ended June 30, 2004, which was charged to cost of product revenues. The write-downs for the three months ended June 30, 2004 consisted of $3.6 million related to AVONEX and $4.7 million related of excess ZEVALIN commercial inventory that will not be marketable, based on estimates of ZEVALIN demand. The write-downs for the six months ended June 30, 2004 consisted of the amounts written-down in the three months ended June 30, 2004, plus an additional $2.1 million related to AVONEX and $1.5 million related to AMEVIVE, which were written-down in the three months ended March 31, 2004. The AVONEX and AMEVIVE inventory was written-down to net realizable value when it was determined that the inventory did not meet quality specifications.

     Gross margin on product sales, which includes inventory written-down to its net realizable value, for the three and six months ended June 30, 2005, was approximately 82% and 79%, respectively compared to 59% and 45%, respectively, for the comparable periods in 2004. The large fluctuation of gross margin on product revenues is due primarily to inventory acquired from Biogen, Inc. through the Merger. During 2003, we recorded the inventory that we acquired from Biogen, Inc. at its estimated fair value. The increase in the inventory’s basis to fair market value was recognized as cost of product revenues when the acquired inventory was sold or written down. During the first half of 2004, we sold or wrote-down all remaining AVONEX inventory acquired through the Merger. As a result, gross margin on product sales increased significantly for the three and six months ended June 30, 2005 compared to the same period in 2004. Excluding the increase in fair market value related to purchase accounting, the effect of write-downs of commercial inventory to net realizable value, and costs related to the manufacture of TYSABRI that were included in cost of product revenues, proforma gross margins of product sales would have been 86% in the three and six months ended June 30, 2005, respectively, compared to 87% and 86%, respectively, for the comparable periods in 2004. We expect that gross margins will fluctuate in the future based on changes in product mix, write-downs of excess or obsolete inventories and new product initiatives.

     Gross margin on royalty revenues was approximately 96%, for the three and six months ended June 30, 2005. Gross margin on royalty revenues was approximately 95%, for the three and six months ended June 30,

2004. We expect that gross margins on royalty revenues will fluctuate in the future based on changes in sales volumes for specific products from which we receive royalties.

Research and Development Expenses

     Research and development expenses totaled $179.8 million in the three months ended June 30, 2005 compared to $169.8 million in the comparable period of 2004, an increase of $10.1 million, or 6%. The increase primarily resulted from $9.6 million related to biopharmaceutical operations and global quality initiatives related to the expansion of our manufacturing facilities, which includes $19.9 million of expenses related to the manufacture of TYSABRI. Additionally, there were increases of $4.7 million for discovery research initiatives, $3.9 million related to increased depreciation and infrastructure expenses for the expansion of our manufacturing and research capacity and $3.8 million related to increased pre-clinical studies offset by a decrease in spend of $12.7 million related to our joint collaboration agreements. Research and development expenses totaled $358.6 million in the six months ended June 30, 2005 compared to $328.7 million in the comparable period of 2004, an increase of $29.9 million, or 9%. The increase primarily resulted from $20.4 million related to biopharmaceutical operations and global quality initiatives related to the expansion of our manufacturing facilities, $15.0 million related to increased depreciation and infrastructure expenses for the expansion of our manufacturing and research capacity, $5.3 million for discovery research initiatives and $5.6 million related to increased pre-clinical studies offset by a decrease in spend of $7.5 million related to our ongoing clinical trials and $12.9 million related to our joint collaboration agreements. Also included in research and development expense in the first quarter of 2005 were charges of $6.2 million for engineering costs which had previously been capitalized, related to the write down of our fill-finish component of large-scale biologic manufacturing facility in Hillerod, Denmark due to our decision not to proceed with the facility.

     We expect that research and development expenses will continue to increase in 2005. We manufactured TYSABRI during the second quarter of 2005 and completed our scheduled production of TYSABRI during July 2005. Because of the uncertain future commercial availability of TYSABRI and our inability to predict to the required degree of certainty that TYSABRI inventory will be realized in commercial sales prior to the expiration of its shelf life, we expensed $23.2 million related to the manufacture of TYSABRI in the first quarter of 2005 to cost of product revenues. At the time of production, the inventory was believed to be commercially salable. Beginning in the second quarter of 2005, we charged the costs related to the manufacture of TYSABRI to research and development expense. As a result, in the second quarter of 2005, we expensed $19.9 million related to the manufacture of TYSABRI to research and development expense. We will continually assess our manufacturing needs for TYSABRI in light of our expectations for TYSABRI and, depending upon our expectations, may re-initiate manufacturing of TYSABRI in the fourth quarter of 2005. For the second half of 2005, we expect manufacturing costs related to TYSABRI production to be approximately $6.5 million. In subsequent periods, we will continue to assess TYSABRI to determine if manufacturing costs need to continue to be expensed and whether such expenses should be charged to cost of product revenues or research and development expense in light of existing information related to the potential future commercial availability of TYSABRI and applicable accounting standards. We expect to continue incurring additional research and development expenses due to: work with clinical investigators and neurological experts related to our evaluations of TYSABRI resulting from the suspension of TYSABRI from the market in February 2005; preclinical and clinical testing of our various products under development; the expansion or addition of research and development programs and facilities; technology development and in-licensing; and regulatory-related expenses.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses totaled $155.8 million for the three months ended June 30, 2005 compared to $139.4 million in the comparable period of 2004, an increase of $16.3 million, or 12%. The increase related primarily to $7.1 million for the expansion of the neurology sales force, $6.0 million for increased international neurology sales & marketing initiatives and $4.0 million for our information technology initiatives. Selling, general and administrative expenses totaled $314.2 million for the six months ended June 30, 2005 compared to $270.5 million in the comparable period of 2004, an increase of $43.8 million, or 16%. The increase related primarily to $31.9 million of the neurology sales and marketing for increased marketing initiatives and sales force expansion, $8.8 million for increased international neurology sales & marketing initiatives, $5.9 million for global medical affairs initiatives for Phase IV trials, $6.1 million for our information technology initiatives offset by a decrease of $20.6 million in joint development expenses related to our TYSABRI collaboration with Elan.

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

Sale of Large-Scale Manufacturing Facility

     On June 23, 2005, Genentech purchased our large-scale biologics manufacturing facility in Oceanside, California, known as “NIMO,” along with approximately 60 acres of real property located in Oceanside, California upon which NIMO is located, together with improvements, related property rights, and certain personal property intangibles and contracts at or related to the real property. Through the first quarter of 2005, we intended to hold and continue using the facility. In June 2005, we determined instead to accept an offer from Genentech to purchase the facility. Total consideration for the purchase was $408.1 million. The net book value of the assets sold to Genentech was $463.7 million. The loss from this transaction was $75.6 million, which consisted of an approximately $66.1 million write-down of NIMO to net selling price and approximately $9.5 million of sales and transfer taxes and other associated transaction costs. Following the closing of the sale, we terminated and, subject to provisions of applicable law, Genentech offered employment, on an “at-will” basis, to 334 of our employees who were working at NIMO. These employees continue to be employed by us through August 16, 2005. Genentech has agreed to reimburse us for related costs and expenses for these employees during this period.

Other Income (Expense), Net (table in thousands)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2005	2004	2005	2004
Interest income	$12,401	$14,937	$28,106	$29,264
Interest expense	(2,849)	(3,452)	(9,760)	(7,262)
Other expense	(3,501)	(5,072)	(21,220)	(3,863)

Total other income (expense), net	$6,051	$6,413	$(2,874)	$18,139

     Interest income totaled $12.4 million for the three months ended June 30, 2005 compared to $14.9 million for the comparable period of 2004. Interest income totaled $28.1 million for the six months ended June 30, 2005 compared to $29.3 million for the comparable period of 2004. The decrease in interest income is primarily due to lower balances of marketable securities. Interest income levels that may be achieved in the future are, in part, dependent upon market conditions.

     Interest expense totaled $2.8 million for the three months ended June 30, 2005 compared to $3.5 million for the comparable period of 2004. Interest expense totaled $9.8 million for the six months ended June 30, 2005 compared to $7.3 million for the comparable period of 2004. The increase in interest expense during the six month period is primarily due to the updated estimation of the life of the senior notes due in 2032, which we repurchased on April 29, 2005.

     Other expense for the three months ended June 30, 2005 consists primarily of $5.1 million of foreign exchange remeasurement losses offset by $1.0 million of gains related to hedge ineffectiveness. Other expense for the six months ended June 30, 2005 consists primarily of $12.3 million of expenses related to the impairment of certain marketable securities that were determined to be impaired on an other-than–temporary basis, $7.5 million of foreign exchange remeasurement losses, $2.3 million of loan impairments, and $1.3 million of realized losses on sales of marketable securities offset by $1.0 million of gains related to hedge ineffectiveness. Other income for the three and six months ended June 30, 2004 consists primarily of realized losses on sales of our marketable securities available-for-sale.

     Other expense for the three and six months ended June 30, 2004 consists primarily of realized losses on sales of our marketable securities available-for-sale.

Amortization of Intangible Assets

     For the three and six months ended June 30, 2005, we recorded amortization expense of $77.1 million and $152.8 million, respectively, compared to $79.3 million and $160.2 million, respectively, for the comparable periods in 2004 related to the intangible assets of $3.7 billion acquired in the Merger with Biogen, Inc. The decrease in the three and six months ended June 30, 2005 relates to a change in estimate in the calculation of economic consumption for core technology. Intangible assets consist of $3.0 billion in core technology, $578.0 million in out-licensed patents and $64.0 million in trademarks. Amortization of the core technology is provided over the estimated useful lives of the technology ranging from 15 to 20 years, based on the greater of straight-line or economic consumption. Amortization of the out-licensed patents for which we receive royalties is provided over the remaining lives of the patents of 11 years. Trademarks have an indefinite life and, as such, are not amortized.

     We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If future events or circumstances indicate that the carrying value of these assets may not be recoverable, we may be required to record additional charges to our results of operations.

Income Tax Provision

     Our effective tax rate for the three and six months ended June 30, 2005 was 34.1% and 34.3%, respectively, compared to 42.9% and 39.9%, respectively, for the comparable period in 2004. Our effective tax rate for the three and six months ended June 30, 2005 was lower than the normal statutory rate primarily due to the effect of lower income tax rates (less than the 35% U.S. statutory corporate rate) in certain non-U.S. jurisdictions in which we operate, tax credits allowed for research and experimentation expenditures in the U.S., and the new domestic manufacturing deduction, offset by the acquisition-related intangible amortization arising from purchase accounting related to foreign jurisdictions. Our effective tax rate for the three and six months ended June 30, 2004 was higher than the normal statutory rate primarily due to the acquisition-related intangible amortization expenses and inventory fair value adjustments arising from purchase accounting related to foreign jurisdictions. We have tax credit carryforwards for federal and state income tax purposes available to offset future taxable income. The utilization of our tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate that this annual limitation will result only in a modest delay in the utilization of such tax credits.

     On October 22, 2004, the American Jobs Creation Act of 2004, or the Act, was signed into law. The Act creates a temporary incentive for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate that could be as low as 5.25%. On December 21, 2004, the FASB issued FASB staff position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, or FSP 109-2. FSP 109-2 allows companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS 109’s exception to recognizing deferred tax liabilities and require explanatory disclosures from those who need the additional time. Through June 30, 2005, we have not recognized deferred taxes on foreign earnings because such earnings were, and continue to be, indefinitely reinvested outside the U.S. Whether we will ultimately take advantage of this temporary tax incentive depends on a number of factors including reviewing future Congressional or other Governmental guidance with respect to certain aspects of the new legislation that require clarification before an informed decision can be made. Until such clarification is received, we will continue our plan and intention to indefinitely reinvest accumulated earnings of our foreign subsidiaries. If we decide to avail ourselves of this temporary tax incentive, up to $500 million could be repatriated under the Act, and we could incur a one-time tax charge to our consolidated results of operations of up to approximately $32 million.

     The Act also provides a deduction for domestic manufacturing. We estimate that the deduction will reduce our effective tax rate by approximately 1.13% for the current year, and by a higher amount in future years, as the deduction is fully phased-in.

Financial Condition

     We have financed our operating and capital expenditures principally through profits and other revenues from our joint business arrangement with Genentech related to the sale of RITUXAN, sales of AVONEX, AMEVIVE and ZEVALIN, royalty revenues, corporate partner revenues, debt financing transactions and interest income. We expect to finance our current and planned operating requirements principally through cash on hand, which includes funds from our joint business arrangement with Genentech related to the sale of RITUXAN, commercial sales of AVONEX, AMEVIVE and ZEVALIN, royalties and existing collaborative agreements and contracts, and sales of TYSABRI if we are able to re-launch this product. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. Our working capital and capital requirements will depend upon numerous factors, including: the continued commercial success of AVONEX and RITUXAN and, to a lesser extent, AMEVIVE and ZEVALIN; the future commercial availability of TYSABRI if we are able to re-launch this product; the timing and expense of obtaining regulatory approvals for products in development; the cost of launching new products, and the success of those products; funding and timing of payments related to several significant capital projects, the progress of our preclinical and clinical testing; fluctuating or increasing manufacturing requirements and research and development programs; levels of resources that we need to devote to the development of manufacturing, sales and marketing capabilities, including resources devoted to the marketing of AVONEX, RITUXAN, AMEVIVE, ZEVALIN and future products, as well as the future marketing and manufacturing of TYSABRI if we are able to re-launch this product; technological advances; status of products being developed by competitors; our ability to establish collaborative arrangements with other organizations; and working capital required to satisfy the options of holders of our senior notes and subordinated notes to require us to repurchase their notes on specified terms or upon the occurrence of specified events.

     Until required for operations, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and U.S. government instruments and other readily marketable debt instruments in accordance with our investment policy.

     Cash, cash equivalents and securities available-for-sale totaled $1.8 billion at June 30, 2005 and $2.2 billion at December 31, 2004. Our operating activities generated $441.7 million of cash for the six months ended June 30, 2005 as compared to $374.5 million for the comparable period of 2004. Net cash from operating activities includes our net income of $78.0 million, non-cash charges of $194.9 million for depreciation and amortization, $75.6 million related to the loss on sale of our manufacturing facility, $25.0 million of interest expense and amortization of investment premium, $49.6 million related to the write-down of inventory to net realizable value, $17.6 million of tax benefits related to stock options, $14.6 million for the impairment of other investments and other assets, offset by deferred income taxes of $99.6 million. Our investing activities provided $1.0 billion of cash in the six months ended June 30, 2005 compared to utilizing $16.7 million for the comparable period of 2004. Cash generated from investing activities consisted of $408.1 million of proceeds from the sale of our Oceanside, California manufacturing facility to Genentech on June 23, 2005, previously discussed in our results of operations. Additionally, approximately $780.7 million of net cash was provided from proceeds from sales of available-for-sale securities. We sold marketable securities in the second quarter of 2005 to fund the repurchase of our senior notes, discussed below. Cash uses for investing activities consisted of $156.2 million to fund construction projects and purchase property, plant and equipment, including our research and development and administration campus in San Diego and Oceanside manufacturing facility. Cash generated from financing activities included $64.4 million from the reissuance of treasury stock under employee stock option and stock purchase plans during the first quarter of 2005, compared to $171.3 million for the first six months of 2004. Cash outflows from financing activities included $746.4 million for the repurchase of our senior notes, discussed in detail below, and $322.6 million for the repurchase of common stock under our stock repurchase program. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuation in the market value of our stock relative to the price of the options.

     In April and May 2002, we raised through the issuance of our senior notes, approximately $696.0 million, net of underwriting commissions and expenses of $18.4 million. The senior notes are zero coupon and were priced with a yield to maturity of 1.75% annually. On April 29, 2005 holders of 99.2% of the outstanding senior notes exercised their right under the indenture governing the senior notes to require us to repurchase their senior notes. On May 2, 2005, we paid $746.4 million in cash to repurchase those senior notes with an aggregate principal amount at maturity of approximately $1.2 billion. The purchase price for the senior notes paid by the Company was $624.73 in cash per $1,000 principal amount at maturity, and was based on the requirements of the indenture and the senior notes. Additionally, we will be required to make a cash payment in 2005 of approximately $56 million for the payment of tax for which deferred tax liabilities had been previously established related to additional deductible interest expense. Following the repurchase, $6.4 million ($10.2 million principal amount at maturity) of senior notes remain outstanding.

     In February 1999, we raised through the issuance of our subordinated notes, approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million. The subordinated notes are zero coupon and were priced with a yield to maturity of 5.5% annually. Upon maturity, the subordinated notes would have had an aggregate principal face value of $345.0 million. As of June 30, 2005, our remaining indebtedness under the subordinated notes was approximately $75.4 million at maturity, due to conversion of subordinated notes into common stock.

     Each $1,000 aggregate principal face value subordinated note is convertible at the holders’ option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36 per share. In the first six months of 2005, holders of subordinated notes with a face value of approximately $143.8 million elected to convert their subordinated notes to approximately 5.8 million shares of our common stock. The holders of the subordinated notes may require us to purchase the subordinated notes on February 16, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with us having the option to repay the subordinated notes plus accrued original issue discount in cash, common stock or a combination of cash and stock. We have the right to redeem at a price equal to the issue price plus the accrued original issue discount to the date of redemption all or a portion of the subordinated notes for cash at any time

     In August 2004, we restarted construction of our large-scale biologic manufacturing facility in Hillerod, Denmark to be used to manufacture TYSABRI and other products in our pipeline. As of March 31, 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk manufacturing component of our large-scale biologic manufacturing facility in Hillerod. Additionally, we added a labeling and packaging component to the project. We also determined that we would no longer proceed with the fill-finish component of our large-scale biological manufacturing facility in Hillerod. As a result, in the first quarter of 2005 we wrote-off $6.2 million to research and development expense of engineering costs related to the fill-finish component that had previously been capitalized. The original cost of the project was expected to be $372.0 million. As of June 30, 2005, we had committed approximately $171.0 million to the project, of which $82.0 million had been paid. We expect the label and packaging facility to be substantially completed in 2006 and licensed for operation in 2007.

     The timing of the completion and anticipated licensing of the Hillerod facility is primarily dependent upon the commercial availability and potential market acceptance of TYSABRI. See “Forward-Looking Information and Risk Factors That May Affect Future Results — Safety Issues with TYSABRI Could Significantly Affect our Growth.” If TYSABRI were permanently withdrawn from the market, we would need to evaluate our long-term plan for this facility. If we are able to reintroduce TYSABRI to the market, we would need to evaluate our requirements for TYSABRI inventory and additional manufacturing capacity in light of the approved label and our judgment of the potential U.S. market acceptance of TYSABRI in MS, the probability of obtaining marketing approval of TYSABRI in MS in the EU and other jurisdictions, and the probability of obtaining marketing approval of TYSABRI in additional indications in the U.S., EU and other jurisdictions.

     In June 2004, we commenced construction to add additional research facilities and administrative space to one of our existing buildings in Cambridge, Massachusetts. The cost of the project is estimated to be $74.0 million. As of June 30, 2005, we had committed approximately $58.1 million to the project, of which $34.1 million had been paid. The project is expected to be substantially complete in late 2005.

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

     In October 2004, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock will provide us with treasury shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program will expire no later than October 4, 2006. During the first six months of 2005, we repurchased approximately 7.5 million shares under this program, at a cost of $322.6 million. Approximately 11.9 million shares remain authorized for repurchase under this program at June 30, 2005.

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

Legal Matters

     On March 2, 2005, we, along with William H. Rastetter, our Executive Chairman, and James C. Mullen, our Chief Executive Officer, were named as defendants in a purported class action lawsuit, captioned Brown v. Biogen Idec Inc., et al., filed in the U.S. District Court for the District of Massachusetts. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between February 18, 2004 and February 25, 2005. The plaintiff alleges that the defendants made materially false and misleading statements regarding potentially serious side effects of TYSABRI in order to gain accelerated approval from the FDA for the product’s distribution and sale. The plaintiff alleges that these materially false and misleading statements harmed the purported class by artificially inflating our stock price during the purported class period and that company insiders benefited personally from the inflated price by selling our stock. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. Substantially similar actions, captioned Grill v. Biogen Idec Inc., et al. and Lobel v. Biogen Idec Inc., et al., were filed on March 10, 2005 and April 21, 2005 in the same court by other purported class representatives. By court orders dated April 6, 2005 and May 27, 2005, defendants are not required to respond to the complaints until at least 35 days after the later of (a) the Court’s selection of a lead plaintiff pursuant to the Private Securities Litigation Reform Act or (b) the date on which a consolidated amended complaint, if any, is served upon the defendants. On May 2, 2005, four motions were filed to consolidate the actions, to appoint lead plaintiffs and to approve the selection of lead counsel. The Court has not yet ruled on those motions. We believe that the actions are without merit and intend to contest them vigorously. At this stage of litigation, we cannot make any estimate of a potential loss or range of loss.

     On March 4, 2005, a purported shareholder derivative action, captioned Halpern v. Rastetter, et al. (“Halpern”), was filed in the Court of Chancery for the State of Delaware, in New Castle County, on our behalf, against us as nominal defendant, our Board of Directors and our former general counsel. The plaintiff derivatively claims breaches of fiduciary duty by our Board of Directors for inadequate oversight of our policies, practices, controls and assets, and for recklessly awarding executive bonuses despite alleged awareness of potentially serious side effects of TYSABRI and the potential for related harm to our financial position. The plaintiff also derivatively claims that our Executive Chairman, former general counsel and a director misappropriated confidential company information for personal profit by selling our stock while in possession of material, non-public information regarding the potentially serious side effects of TYSABRI, and alleges that our Board of Directors did not ensure that appropriate policies were in place regarding the control of confidential information and personal trading in our securities by officers and directors. The plaintiff seeks unspecified damages, profits, the return of all bonuses paid by us, costs and attorneys’ fees. A substantially similar action, captioned Golaine v. Rastetter, et al. (“Golaine”), was filed on March 14, 2005 in the same court. Neither of the plaintiffs made presuit demand on our Board of Directors prior to filing their respective actions. We filed an Answer and Affirmative Defenses in Halpern on March 31, 2005 and our Board of Directors filed an Answer and Affirmative Defenses on April 11, 2005, which was amended as of April 12, 2005. By court order dated April 14, 2005, Halpern and Golaine were consolidated, captioned In re Biogen Idec Inc. Derivative Litigation (the “Delaware Action”) and the Halpern complaint was deemed the operative complaint in the Delaware Action. On May 19, 2005, we and our Board of Directors filed a motion seeking judgment on the pleadings, and briefing on that motion has not concluded. Oral argument is scheduled for September 14, 2005. The consolidated action does not seek affirmative relief from the Company. We believe that there are substantial legal and factual defenses to the claims and intend to pursue them vigorously.

     On March 9, 2005, two additional purported shareholder derivative actions, captioned Carmona v. Mullen, et al. (“Carmona”) and Fink v. Mullen, et al. (“Fink”), were brought in the Superior Court of the State of California, County of San Diego, on our behalf, against us as nominal defendant, our Board of Directors and our chief financial officer. The plaintiffs derivatively claim breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment against all defendants. The plaintiffs also derivatively claim insider selling in violation of California Corporations Code § 25402 and breach of fiduciary duty and misappropriation of information against certain defendants who sold our securities during the period of February 18, 2004 to the date of the complaints. The plaintiffs allege that the defendants caused and/or allowed us to issue, and conspired, aided and abetted and acted in concert in concealing that we were issuing, false and misleading press releases about the safety of TYSABRI and its financial prospects which resulted in legal claims being asserted against us, irreparable harm to our corporate image, depression of our stock price and impairment of our ability to raise capital. The plaintiffs also allege that certain defendants sold personally owned shares of our stock while in possession of material, undisclosed, adverse information. The plaintiffs seek unspecified damages, treble damages for the purported insider trading in violation of California Corporate Code § 25402, equitable relief including restriction of the defendants’ trading proceeds or other assets, restitution, disgorgement and costs, including attorneys’ fees and expenses. Neither of the plaintiffs made presuit demand on the Board of Directors prior to filing their respective actions. On April 11, 2005, all defendants filed a Motion To Stay Proceedings in both Carmona and Fink, which the plaintiffs’ opposed, pending resolution of the Delaware Action. On May 11, 2005, the Court consolidated the Carmona and Fink cases. On May 27, 2005, the Court granted defendants’ Motion to Stay. These purported derivative actions do not seek affirmative relief from the Company. We believe that there are substantial legal and factual defenses to the claims and intend to pursue them vigorously.

     On June 20, 2005, a purported class action, captioned Wayne v. Biogen Idec Inc. and Elan Pharmaceutical Management Corp., was filed in the U.S. District Court for the Northern District of California. The complaint purports to assert claims for strict product liability, medical monitoring and concert of action arising out of the manufacture, marketing, distribution and sale of TYSABRI. The action is purportedly brought on behalf of all persons in the U.S. who have had infusions of TYSABRI and who have not been diagnosed with any medical conditions resulting from TYSABRI use. The plaintiff alleges that defendants, acting individually and in concert, failed to warn the public about purportedly known risks related to TYSABRI use. The plaintiff seeks to recover the cost of periodic medical examinations, restitution, interest, compensatory and punitive damages, and attorneys’ fees. We believe that the action is without merit and intend to contest it vigorously. At this stage of litigation, we cannot make any estimate of a potential loss or range of loss.

     Our Board of Directors has received letters, dated March 1, 2005, March 15, 2005 and May 23, 2005, respectively, on behalf of purported owners of our securities purportedly constituting demands under Delaware law. A supplement to the March 1 letter was received on March 2, 2005. The letters generally allege that certain of our officers and directors breached their fiduciary duty to us by selling personally held shares our securities while in possession of material, non-public information about potential serious side effects of TYSABRI. The letters generally request that our Board of Directors take action on our behalf to recover compensation and profits from the officers and directors, consider enhanced corporate governance controls related to the sales of securities by insiders, and pursue other such equitable relief, damages, and other remedies as may be appropriate. A special litigation committee of our Board of Directors has been formed, and, with the assistance of independent outside counsel, is currently considering the letters and will respond in a time and manner consistent with Delaware law. Nevertheless, on June 23, 2005, one of the purported shareholders who made demand, and was aware of the formation of a special litigation committee to investigate the assertions in the demands, apparently filed a purported derivative action (which has not yet been served), in the Middlesex Superior Court for the Commonwealth of Massachusetts, on our behalf, against us as nominal defendant, our former general counsel, a member of our Board of Directors and our Executive Chairman. The plaintiff derivatively claims that our Executive Chairman, former general counsel and the director defendant misappropriated confidential company information for personal profit by selling our stock while in possession of material, non-public information regarding the potentially serious side effects of TYSABRI. The plaintiff seeks disgorgement of profits, costs and attorneys’ fees. The action does not seek affirmative relief from the Company. We believe that there are substantial legal and factual defenses to the claims and intend to pursue them vigorously.

     On April 21, 2005, we received a formal order of investigation from the Boston District Office of the SEC. The SEC is investigating whether any violations of the federal securities laws occurred in connection with the suspension of marketing and commercial distribution of TYSABRI. We continue to cooperate fully with the SEC in this investigation. We are unable to predict the outcome of this investigation or the timing of its resolution at this time.

     On June 9, 2005, we, along with numerous other companies, received a request for information from the U.S. Senate Committee on Finance (the “Committee”) concerning the Committee’s review of issues relating to the Medicare and Medicaid programs’ coverage of prescription drug benefits. We are cooperating fully with the Committee’s information request. We are unable to predict the outcome of this review or the timing of its resolution at this time.

     On July 20, 2005, a products liability action captioned Walter Smith, as Personal Representative of the Estate of Anita Smith, decedent, and Walter Smith, individually v. Biogen Idec Inc. and Elan Corp., PLC, was commenced in the Superior Court of the Commonwealth of Massachusetts, Middlesex County. The complaint purports to assert statutory wrongful death claims based on negligence, agency principles, fraud, breach of warranties, loss of consortium, conscious pain and suffering, and unfair and deceptive trade practices in violation of Mass. G.L., c. 93A. The complaint alleges that Anita Smith, a participant in a TYSABRI clinical trial, died as a result of PML caused by TYSABRI and that the defendants, individually and jointly, prematurely used TYSABRI in a clinical trial, failed to adequately design the clinical trial, failed to adequately monitor patients participating in the clinical trial, and failed to adequately address and warn of the risks of PML, immunosuppression and risks associated with the pharmacokinetics of TYSABRI when used in combination with AVONEX. The plaintiff seeks compensatory, punitive and multiple damages as well as interest, costs and attorneys’ fees. We believe that the action is without merit and intend to contest it vigorously. At this stage of the litigation, we cannot make any estimate of a potential range of loss.

     On October 4, 2004, Genentech, Inc. received a subpoena from the U.S. Department of Justice requesting documents related to the promotion of RITUXAN. We market RITUXAN in the U.S. in collaboration with Genentech. Genentech has disclosed that it is cooperating with the associated investigation, which they disclosed that they have been advised is both civil and criminal in nature. The potential outcome of this matter and its impact on us cannot be determined at this time.

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

     Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in certain cases, Biogen Idec Inc., was named as a defendant in lawsuits filed by the City of New York and the following Counties of the State of New York: County of Albany, County of Allegany, County of Broome, County of Cattaraugus, County of Cayuga, County of Chautauqua, County of Chenango, County of Erie, County of Fulton, County of Genesee, County of Greene, County of Herkimer, County of Jefferson, County of Madison, County of Monroe, County of Nassau, County of Niagara, County of Oneida, County of Onondaga, County of Putnam, County of Rensselaer, County of Rockland, County of St. Lawrence, County of Saratoga, County of Steuben, County of Suffolk, County of Tompkins, County of Warren, County of Washington, County of Wayne, County of Westchester, and County of Yates. All of the cases, except for the County of Erie and County of Nassau cases, are the subject of a Consolidated Complaint, which was filed on June 15, 2005 in U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456. The County of Nassau, which originally filed its complaint on November 24, 2004, filed an amended complaint on March 24, 2005 and that case is also pending in the U.S. District Court for the District of Massachusetts. The County of Erie originally filed its complaint in Supreme Court of the State of New York on March 8, 2005. On April 15, 2005, Biogen Idec and the other named defendants removed the case to the U.S. District Court for the Western District of New York. That case has been stayed pending a decision by the Joint Panel on Multi-District Litigation (JPMDL) regarding transfer to the U.S. District Court for the District of Massachusetts. On May 12, 2005, the JPMDL issued a Conditional Transfer Order, transferring the case to the U.S. District Court for the District of Massachusetts. The County of Erie filed a motion to vacate the Conditional Transfer Order on June 7, 2005. Biogen Idec, together with other named defendants, filed an opposition to the motion to vacate shortly thereafter. The motion to vacate is currently pending before the JPMDL.

     All of the complaints allege that the defendants fraudulently reported the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement, also referred to as Covered Drugs; marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and overcharged Medicaid for illegally inflated Covered Drugs reimbursements. The complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, all of the complaints, with the exception of the County of Erie complaint, allege that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements entered into with the Secretary of Health and Human Services, and excluded from their reporting certain drugs offered at discounts and other rebates that would have reduced the “best price.” On April 8, 2005, the court dismissed similar claims, which were brought by Suffolk County against Biogen Idec and eighteen other defendants in a complaint filed on August 1, 2003. The court held that Suffolk County’s documentation was insufficient to plead allegations of fraud. Neither Biogen Idec nor the other defendants have answered or responded to the complaints that are currently pending in the U.S. District Court for the District of Massachusetts, as all of the plaintiffs have agreed to stay the time to respond until a case management order and briefing schedule have been approved by the Court. Biogen Idec intends to defend itself vigorously against all of the allegations and claims in these lawsuits. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

     In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.

New Accounting Standards

     In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the provisions of the SFAS 154 will have a significant impact on our results of operations.

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

     In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be derecognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. This Interpretation, once approved, is expected to be effective as of the end of the first fiscal year ending after December 15, 2005. We are currently evaluating the impact this proposed Interpretation would have on our results of operations.

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

     Revenue Recognition and Accounts Receivable

     Product revenue consists of sales from four of our products: AVONEX, AMEVIVE, ZEVALIN, and TYSABRI. The timing of distributor orders and shipments can cause variability in earnings. Revenues from product sales are recognized when product is shipped and title and risk of loss has passed to the customer, typically upon delivery. Revenues are recorded net of applicable allowances for returns, patient assistance, trade term discounts, Medicaid rebates, Veteran’s Administration rebates, and managed care discounts and other applicable allowances. Included in our condensed consolidated balance sheets at June 30, 2005 and December 31, 2004 are allowances for returns, rebates, discounts and other allowances which totaled $38.4 million and $33.8 million, respectively. At June 30, 2005, our allowance for product returns was $1.4 million. In the first six months of 2005, total discounts and allowances were approximately 2% of total current assets and less than 1% of total assets. We prepare our estimates for sales returns and allowances, discounts and rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate.

     For the three and six months ended June 30, 2005, we recorded $54.2 million and $108.0 million, respectively, in our condensed consolidated statements of income related to sales returns and allowances, discounts, and rebates compared to $38.7 million and $77.6 million, respectively, for the comparable periods in 2004. In the three and six months ended June 30, 2005, the amount of product returns was approximately 1.0% and 2.0%, respectively, of product revenue for all our products, compared to 0.9% and 1.0%, respectively, for the comparable periods in 2004. Product returns were $4.1 million and $16.1 million for the three and six months ended June 30, 2005, respectively, compared to $3.3 million and $7.2 million, respectively, in the comparable periods in 2004. The increase of product returns in the three and six months ended June 30, 2005 consisted primarily of $0.7 million and $9.7 million, respectively, due to the voluntary suspension of TYSABRI. Product returns in the first six months of 2005 included $7.3 million related to product sales made prior to 2005, of which $4.7 million was reserved for at December 31, 2004.

     In January 2003, we received regulatory approval to market AMEVIVE in the U.S. In connection with the commercialization of AMEVIVE, we implemented an initiative, undertaken in cooperation with one of our distributors which provides discounts on future purchases of AMEVIVE made after a private payor has initially verified that it will cover the product but later denies the claim after appeal and where the other requirements of the initiative are met. Under this initiative, our exposure was contractually limited to 5% of the price of all AMEVIVE purchased by the distributor. As a result, we deferred recognition of revenue of 5% of AMEVIVE purchased by the distributor until such time as sufficient history of insurance reimbursement claims becomes available. As of December 31, 2004, we had approximately $2.8 million of deferred revenue related to this initiative in accrued expenses and other. Since January 2003, our experience of denials of claims after appeal and where the other requirements of the initiative have been met were substantially below the contractual limit. As a result, in the first half of 2005, we recognized approximately $2.8 million in AMEVIVE product revenue, which had previously been deferred.

     Under our agreement with Elan, we manufacture TYSABRI and, in the U.S. prior to the suspension, sold TYSABRI to Elan who then distributed TYSABRI to third party distributors. Prior to the suspension, we recorded revenue when TYSABRI was shipped from Elan to third party distributors. In the first quarter of 2005, we recorded $5.9 million of net product revenues related to sales of TYSABRI to Elan that we estimate were ultimately dosed into patients. Additionally, as of March 31, 2005, we deferred $14.0 million in revenue, which has been fully paid by Elan, related to sales of TYSABRI which had not yet been shipped by Elan and remains deferred at June 30, 2005. As of March 31, 2005, and in connection with the voluntary suspension of TYSABRI, we recorded an allowance for sales returns of approximately $9.0 million, which represented our best estimate of expected returns from our customers of product we sold in the first quarter of 2005. This allowance was based on expected returns of TYSABRI. As of June 30, 2005, our estimates of returns were updated based on additional information from customers. As of June 30, 2005, our allowance for sales returns of TYSABRI were adjusted to be approximately $9.7 million, based on updated expectations for returns. This resulted in a reduction of TYSABRI revenues in the second quarter of 2005 of approximately $0.7 million. Should our estimate of expected sales returns and allowances be materially different from actual returns, then we may be required to record adjustments, which could result in additional revenues or further reductions of revenue. As of June 30, 2005, Elan owed us $22.7 million, representing commercialization and development expenses as well as withdrawal costs incurred by us, which is included in other current assets on our condensed consolidated balance sheets.

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

     Marketable Securities

     We invest our excess cash balances in short-term and long-term marketable securities, principally corporate notes and government securities. At June 30, 2005, substantially all of our securities were classified as “available-for-sale.” All available-for-sale securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive (loss) income in shareholders’ equity, net of related tax effects. Realized gains and losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in other expense. In the first quarter of 2005, we recognized a charge of approximately $3.1 million for certain unrealized losses on available-for-sale securities that were determined to be other-than-temporary, because we knew the securities would be sold prior to a potential recovery of their decline in value. Any future determinations that unrealized losses are other than temporary could have an impact on earnings. The cost of available-for-sale securities sold is based on the specific identification method. We have established guidelines that maintain safety and provide adequate liquidity in our available-for-sale portfolio. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

     As part of our strategic product development efforts, we invest in equity securities of certain biotechnology companies with which we have collaborative agreements. Statement of Financial Accounting Standards No. 115, or SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” addresses the accounting for investment in marketable equity securities. As a matter of policy, we determine on a quarterly basis whether any decline in the fair value of a marketable security is temporary or other than temporary. Unrealized gains and losses on marketable securities are included in other comprehensive income in shareholders’ equity, net of related tax effects. If a decline in the fair value of a marketable security below our cost basis is determined to be other than temporary, such marketable security is written down to its estimated fair value with a charge to current earnings. The factors that we consider in our assessments include the fair market value of the security, the duration of the security’s decline, and prospects for the company, including favorable clinical trial results, new product initiatives and new collaborative agreements. In the first three months of 2005, we recognized a $9.2 million charge for the impairment of an investment that was determined to be other than temporary following a decline in value during the first quarter of 2005 due to unfavorable clinical results and the future prospects for the company. Any future determinations that unrealized losses are other than temporary could have an impact on earnings. At June 30, 2005, we had no unrealized losses related to these marketable securities. The fair market value of these marketable securities totaled $9.8 million at June 30, 2005.

     We also invest in equity securities of certain companies whose securities are not publicly traded and fair value is not readily available. These investments are recorded using the cost method of accounting and, as a matter of policy, we monitor these investments in private securities on a quarterly basis, and determine whether any impairment in their value would require a charge to current earnings, based on the implied value from any recent rounds of financing completed by the investee, market prices of comparable public companies, and general market conditions. There were no significant charges to current earnings in the three and six months ended June 30, 2005. Recognition of impairments for these securities may cause variability in earnings.

     Inventory

     Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are, expensed as research and development costs when consumed.

     We manufactured TYSABRI during the second quarter of 2005 and completed our scheduled production of TYSABRI during July 2005. Because of the uncertain future commercial availability of TYSABRI and our inability to predict to the required degree of certainty that TYSABRI inventory will be realized in commercial sales prior to the expiration of its shelf life, we expensed $23.2 million of costs related to the manufacture of TYSABRI in the first quarter of 2005 to cost of product revenues. At the time of production, the inventory was believed to be commercially salable. Beginning in the second quarter of 2005, we charged the costs related to the manufacture of TYSABRI to research and development expense. As a result, in the second quarter of 2005, we expensed $19.9 million related to the manufacture of TYSABRI to research and development expense. In subsequent periods, we will continue to assess TYSABRI to determine if manufacturing costs need to continue to be expensed and whether such expenses should be charged to cost of product revenues or research and development expense in light of existing information related to the potential future commercial availability of TYSABRI and applicable accounting standards.

     We periodically review our inventories for excess or obsolete inventory and write down obsolete or otherwise unmarketable inventory to its estimated net realized value. If the actual realizable value is less than that estimated by us, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-offs may be required. For the three and six months ended June 30, 2005, we wrote down $8.5 million and $26.4 million, respectively, of unmarketable inventory which was charged to cost of product revenues. The write-downs for the three months ended June 30, 2005 consisted of $7.1 million for AMEVIVE, $0.7 million for AVONEX and $0.7 million for ZEVALIN. The write-downs for the six months ended June 30, 2005 consisted of the amounts written-down in the three months ended June 30, 2005 plus an additional $8.8 million for AVONEX, $7.2 million for AMEVIVE and $1.9 million for ZEVALIN, which were written-down in the three months end March 31, 2005.

     Upon approval by the FDA of a new component of the pre-filled syringe formulation of AVONEX in March 2005, we wrote-down $8.4 million of the remaining supplies of the alternative presentations of AVONEX that are no longer needed, given the recent approval. The AMEVIVE inventory and the remaining $1.1 million of AVONEX inventory that was written down in the first six months of 2005 were written down when it was determined that the inventory failed to meet the numerous stringent quality specifications agreed upon with the FDA. The ZEVALIN inventory that was written down in the first six months of 2005 was written down when it was determined that the inventory will not be marketable based on estimates of demand.

     For the three and six months ended June 30, 2004, we wrote down $8.3 million and $11.9 million, respectively, of unmarketable inventory to cost of product revenues. The write-downs for the three months ended June 30, 2004 consisted of $3.6 million related to AVONEX and $4.7 million related of excess ZEVALIN commercial inventory that will not be marketable, based on estimates of ZEVALIN demand. The write-downs for the six months ended June 30, 2004 consisted of the amounts written-down in the three months ended June 30, 2004, plus an additional $2.1 million related to AVONEX and $1.5 million related to AMEVIVE, which were written-down in the three months ended March 31, 2004. The AVONEX and AMEVIVE inventory was written-down to net realizable value when it was determined that the inventory did not meet quality specifications.

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

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act) as of June 30, 2005. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2005, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

     We have not made any changes in our internal control over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Forward-Looking Information and Risk Factors That May Affect Future Results

     The SEC encourages public companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Reference is made in particular to forward-looking statements regarding the anticipated level of future product sales, royalty revenues, expenses and profits, regulatory approvals, our ability to continue development of TYSABRI and reintroduce TYSABRI into the market, the completion of the safety evaluations of TYSABRI, the re-initiation of manufacturing of TYSABRI, the development and the marketing of additional products, the impact of competitive products, the anticipated outcome of pending or anticipated litigation and patent-related proceedings, the substantial completion of our Denmark large-scale manufacturing facility, the substantial completion and licensing of our Denmark packaging and labeling facility, and our ability to meet our manufacturing needs, and the value of investments in certain marketable securities. These and all other forward-looking statements are made based on our current belief as to the outcome and timing of such future events. Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed below and elsewhere in this report. Although we believe that the risks described below represent all material risks currently applicable to our business, additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition and results of operations. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

     Our Revenues Rely Significantly on a Limited Number of Products

     Our current and future revenues depend substantially upon continued sales of our commercial products. Revenues related to sales of two of our products, AVONEX and RITUXAN, represented approximately 94% of our total revenues in the second quarter of 2005. We cannot assure you that AVONEX or RITUXAN will continue to be accepted in the U.S. or in any foreign markets or that sales of either of these products will not decline in the future. A number of factors may affect market acceptance of AVONEX, RITUXAN and our other products, including:

•	the perception of physicians and other members of the health care community of their safety and efficacy relative to that of competing products;

•	patient and physician satisfaction with these products;

•	the effectiveness of our sales and marketing efforts and those of our marketing partners and licensees in the U.S., the EU and other foreign markets;

•	the size of the markets for these products;

•	unfavorable publicity concerning these products or similar drugs;

•	the introduction, availability and acceptance of competing treatments;

•	the availability and level of third-party reimbursement;

•	adverse event information relating to any of these products;

•	changes to product labels to add significant warnings or restrictions on use;

•	the success of ongoing development work on RITUXAN;

•	the continued accessibility of third parties to vial, label, and distribute these products on acceptable terms;

•	the unfavorable outcome of patent litigation related to any of these products;

•	the ability to manufacture commercial lots of these products successfully and on a timely basis; and

•	regulatory developments related to the manufacture or continued use of these products.

     Any material adverse developments with respect to the commercialization of these products may cause our revenue to grow at a slower than expected rate, or even decrease, in the future.

Safety Issues with TYSABRI Could Significantly Affect our Growth

     TYSABRI was approved by the FDA in November 2004 to treat relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI. We also suspended dosing in all clinical trials of TYSABRI. These decisions were based on reports of cases of PML, a rare and potentially fatal, demyelinating disease of the central nervous system in patients treated with TYSABRI in clinical studies. We and Elan are working with clinical investigators to evaluate patients treated with TYSABRI in clinical studies and consulting with leading experts to better understand the possible risk of PML with TYSABRI. We expect that the evaluations will be completed by the end of this summer. We and Elan have begun the process towards the re-initiation of dosing in MS clinical studies. The outcome of these evaluations will be used to determine, in consultation with regulatory authorities, if dosing in MS and other clinical studies will be re-initiated and the future commercial availability of the product. At this time, we cannot predict the outcome of these evaluations. The outcome of the safety evaluations, if unfavorable or inconclusive, could result in our permanently withdrawing TYSABRI from the market and terminating clinical studies of TYSABRI or could result in the need for additional testing, or, if, in consultation with the FDA, we are allowed to reintroduce TYSABRI to the market, could result in significantly restricted use with an ongoing extensive patient risk management program, or with blackbox or other significant safety warnings in the label. The outcome of our work with the EMEA could result in the withdrawal of our applications for approval of TYSABRI as a treatment for MS and Crohn’s disease in the EU, or, if in consultation with the EMEA, we receive marketing approval for TYSABRI in one or both indications, a product label with similar restrictions on use or warnings as those that may be required by the FDA. If we are able to reintroduce TYSABRI to the market, the success of such reintroduction will depend upon its acceptance by the medical community and patients, which cannot be certain given questions regarding its safety raised by these adverse events and the possibility of significant restrictions on use and significant safety warnings in the label. Our inability to return TYSABRI to the market in the U.S. or to get TYSABRI approved in the EU or any significant restrictions or warnings on use or lack of acceptance of TYSABRI by the medical community or patients would materially affect our growth and impact various aspects of our business and our plans for the future. This could result in, among other things, material write offs of inventory, intangible assets or goodwill, impairment of capital assets, and reductions in our workforce.

Our Long-Term Success Depends Upon the Successful Development and Commercialization of Other Products from Our Research and Development Activities and Collaborations

     Our long-term viability and growth will depend upon the successful development and commercialization of other products from our research and development activities and collaborations. We continue to expand our development efforts related to RITUXAN and other potential products in our pipeline. The expansion of our pipeline may include increases in spending on internal projects, the acquisition and license of third-party technologies or products or other types of investments. Product development and commercialization involve a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Many important factors affect our ability to successfully develop and commercialize other products, including the ability to:

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

     We are Subject to Risks Related to the Products that We Manufacture

     We manufacture and expect to continue to manufacture our own commercial requirements of bulk AVONEX, AMEVIVE, TYSABRI and the ZEVALIN bulk antibody. Our inability to successfully manufacture bulk product and to maintain regulatory approvals of our manufacturing facilities would harm our ability to timely produce sufficient quantities of commercial supplies of AVONEX, AMEVIVE, TYSABRI and ZEVALIN to meet demand. Problems with manufacturing processes could result in product defects or manufacturing failures, which could require us to delay shipment of products or recall products previously shipped, or could impair our ability to expand into new markets or supply products in existing markets. Any such problem would be exacerbated by unexpected demand for our products. In June 2005, we sold our large-scale manufacturing facility in Oceanside, California to Genentech, Inc. We previously had planned to use the Oceanside facility to manufacture TYSABRI and other commercial products. We currently manufacture TYSABRI at our manufacturing facility in Research Triangle Park, North Carolina. We are building a large-scale manufacturing facility in Hillerod, Denmark. The timing of the completion of construction and anticipated licensing of the Hillerod large-scale manufacturing facility is primarily dependent upon the commercial availability and potential market acceptance of TYSABRI. See “Forward-Looking Information and Risk Factors That May Affect Future Results — Safety Issues with TYSABRI Could Significantly Affect our Growth.” If the Company is able to re-introduce TYSABRI to the market, the Company expects that it will be able to meet foreseeable manufacturing needs for TYSABRI from the North Carolina facility. We would, however, need to evaluate our requirements for additional manufacturing capacity in light of the approved label and our judgment of the potential U.S. market acceptance of TYSABRI in MS, the probability of obtaining marketing approval of TYSABRI in MS in the EU and other jurisdictions, and the probability of obtaining marketing approval of TYSABRI in additional indications in the U.S., EU and other jurisdictions.

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

     Recent Medicare reforms also added a prescription drug reimbursement beginning in 2006 for all Medicare beneficiaries. In the meantime, a temporary drug discount card program is being established for Medicare beneficiaries. The federal government, through its purchasing power under these programs, is likely to demand discounts from pharmaceutical and biotechnology companies that may implicitly create price controls on prescription drugs. On the other hand, the drug benefit may increase the volume of pharmaceutical drug purchases, offsetting at least in part these potential price discounts. In addition, Managed Care Organizations, or MCOs, Health Maintenance Organizations, or HMOs, Preferred Provider Organizations, or PPOs, institutions and other government agencies continue to seek price discounts. MCOs, HMOs and PPOs and private health plans will administer the Medicare drug benefit, leading to managed care and private health plans influencing prescription decisions for a larger segment of the population. In addition, certain states have proposed and certain other states have adopted various programs to control prices for their seniors’ and low-income drug programs, including price or patient reimbursement constraints, restrictions on access to certain products, importation from other countries, such as Canada, and bulk purchasing of drugs.

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

     Failure to Prevail in Litigation or Satisfactorily Resolve a Third Party Investigation Could Harm Our Business

     Pharmaceutical and biotechnology companies have been the target of lawsuits relating to product liability claims and disputes over intellectual property rights (including patents). See “Forward-Looking Information and Risk Factors That May Affect Future Results — We May Be Unable to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third-Party Patents.” Additionally, the administration of drugs in humans, whether in clinical studies or commercially, can result in lawsuits with product liability claims whether or not the drugs are actually at fault in causing an injury. Our products or product candidates may cause, or may appear to have caused, injury or dangerous drug interactions that we may not learn about or understand until the product or product candidate has been administered to patients for a prolonged period of time. For example, in July 2005, a complaint was filed against us and Elan by the estate and husband of Anita Smith, a patient from the TYSABRI Phase 3 clinical study in combination with AVONEX, known as SENTINEL, who died after developing PML, a rare and potentially fatal, demyelinating disease of the central nervous system. In addition, in June 2005, a purported class action was filed in the U.S. District Court for the Northern District of California against us and Elan. This complaint purports to assert claims for strict product liability, medical monitoring and concert of action arising out of the manufacture, marketing, distribution and sale of TYSABRI. We may face additional lawsuits with product liability and other related claims by patients treated with TYSABRI or related to TYSABRI, including lawsuits filed by patients who have developed PML while using TYSABRI.

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

     Future Transactions May Harm Our Business or the Market Price of Our Stock

     We regularly review potential transactions related to technologies, products or product rights and businesses complementary to our business. These transactions could include:

•	mergers;

•	acquisitions:

•	strategic alliances;

•	licensing and collaboration agreements; and

•	copromotion agreements.

     We may choose to enter into one or more of these transactions at any time, which may cause substantial fluctuations to the market price of our stock. Moreover, depending upon the nature of any transaction, we may experience a charge to earnings, which could also harm the market price of our stock.

     Volatility of Our Stock Price

     The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the closing selling price of our common stock fluctuated between $67.80 per share and $33.35 per share during the first half of 2005. The market price of our common stock likely will continue to fluctuate due to a variety of factors, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our stock repurchase activity for the three months ended June 30, 2005 is set forth in the table below:

Issuer Purchases of Equity Securities

				Total number of
				shares purchased as	Number of shares
	Total number of			part of publicly	that may yet be
	shares purchased		Average price paid	announced program	purchased under our
Period	(#)(a)		per share ($)	(#)(a)	programs (#)
April	933		$35.47	0	15,916,400
May	4,000,000		38.50	4,000,000	11,916,400
June	0		—	0	11,916,400
Total	4,000,933	(b)	38.50	4,000,000	11,916,400

(a)	In October 2004, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock. This repurchase program will expire no later than October 4, 2006. We publicly announced the repurchase program in our press release dated October 27, 2004 which was furnished to (and not filed with) the SEC as Exhibit 99.1 of our Current Report of Form 8-K filed on October 27, 2004.

(b)	4,000,000 of these shares were repurchased as part our publicly announced repurchase program. The remaining shares are shares that were used by certain employees to pay the exercise price of their stock options in lieu of paying cash or utilizing our cashless option exercise program.

Item 4. Submission of Matters to Vote of Security Holders

     We held our Annual Meeting of Stockholders on June 3, 2005. The following proposals were voted upon at the meeting:

(a)	A proposal to elect Thomas F. Keller, William H. Rastetter, Lynn Schenk and Phillip A. Sharp as directors to serve for a three year term ending in 2008 and until their successors are duly elected and qualified was approved with the following vote:

Director	For	Withheld
Thomas F. Keller	292,528,504	3,842,845
William H. Rastetter	291,146,117	5,225,232
Lynn Schenk	292,872,322	3,499,027
Phillip A. Sharp	292,929,294	3,442,055

(b)	A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005 was approved with 292,301,155 votes for, 2,254,454 votes against, and 1,815,740 abstentions. There were no broker non-votes for this proposal.

(c)	A proposal to approve the Company’s 2005 Omnibus Equity Plan was approved with 182,576,914 votes for, 41,337,653 votes against, 2,181,047 abstentions, and 70,275,735 broker non-votes.

(d)	A proposal to approve the amendment and restatement of the Company’s Employee Stock Purchase Plan, including an increase in the number of shares from 4,170,000 to 6,170,000, was approved with 219,010,580 votes for, 5,043,437 votes against, 2,041,597 abstentions, and 70,275,735 broker non-votes.

Item 6. Exhibits

10.1†	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and Genentech, Inc. dated as of June 16, 2005.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential Treatment has been requested with respect to portions of this agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN IDEC INC.

July 26, 2005
/s/ Peter N. Kellogg

Peter N. Kellogg
Executive Vice President, Finance and Chief Financial Officer