Form 10-K
period 2005-12-31
BIOGEN IDEC INC
filed 2006-03-03
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $11,592,394,752.

As of February 1, 2006, the Registrant had 344,098,779 shares of Common Stock, $0.0005 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

BIOGEN IDEC INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2005

PART I

Item 1.	Business

Overview

Biogen Idec creates new standards of care in oncology, neurology and immunology. As a global leader in the development, manufacturing, and commercialization of novel therapies, we transform scientific discoveries into advances in human healthcare. We currently have five products:

AVONEX® (interferon beta-1a).  AVONEX is approved for the treatment of relapsing forms of multiple sclerosis, or MS, and is the most prescribed therapeutic product in MS worldwide. Globally over 130,000 patients have chosen AVONEX as their treatment of choice. In 2005, sales of AVONEX generated worldwide revenues of $1.5 billion as compared to worldwide sales of $1.4 billion in 2004.

RITUXAN® (rituximab).  RITUXAN is approved worldwide for the treatment of relapsed or refractory low-grade or follicular, CD20-positive, B-cell non-Hodgkin’s lymphomas, or B-cell NHLs. In February 2006, RITUXAN was approved by the U.S. Food and Drug Administration, or FDA, to treat previously untreated patients with diffuse, large B-cell NHL in combination with anthracycline-based chemotherapy regimens. In addition, in February 2006, the FDA approved the supplemental Biologics License Application, or sBLA, for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active rheumatoid arthritis, or RA, who have had an inadequate response to one or more TNF antagonist therapies. We market RITUXAN in the U.S. in collaboration with Genentech, Inc., or Genentech. All U.S. sales of RITUXAN are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis. In 2005, RITUXAN generated U.S. net sales of $1.8 billion of which we recorded $513.8 million as our share of copromotion profits as compared to U.S. net sales of $1.6 billion in 2004 of which we recorded $457.0 million as our share of copromotion profits. F. Hoffmann-La Roche Ltd., or Roche, sells rituximab outside the U.S., except in Japan where it co-markets RITUXAN in collaboration with Zenyaku Kogyo Co. Ltd., or Zenyaku. We received royalties through Genentech on sales of rituximab outside of the U.S. of $147.5 million in 2005 as compared to $121.0 million in 2004. We are working with Genentech and Roche on the development of RITUXAN in additional oncology and other indications. RITUXAN is the trade name for the compound rituximab in the U.S., Canada and Japan. MabThera is the tradename for rituximab in the EU. In this Form 10-K, we refer to rituximab, RITUXAN, and MabThera collectively as RITUXAN, except where we have otherwise indicated.

TYSABRI® (natalizumab).  TYSABRI was approved by the FDA in November 2004 to treat relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan Corporation plc, or Elan, voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification. In addition, we suspended dosing in clinical studies of TYSABRI in MS, Crohn’s disease and RA. These decisions were based on reports of cases of progressive multifocal leukoencephalopathy, or PML, a rare and frequently fatal, demyelinating disease of the central nervous system in patients treated with TYSABRI in clinical studies. We and Elan conducted a safety evaluation of patients treated with TYSABRI in MS, Crohn’s disease and RA clinical studies. The safety evaluation included the review of any reports of potential PML in MS patients receiving TYSABRI in the commercial setting. In October 2005, we completed the safety evaluation and found no new confirmed cases of PML. Three confirmed cases of PML were previously reported, two of which were fatal. In September 2005, we submitted an sBLA for TYSABRI to the FDA for the treatment of MS. The sBLA includes: final two-year data from the Phase 3 AFFIRM monotherapy trial and SENTINEL combination trial with AVONEX in MS; the integrated safety assessment of patients treated with TYSABRI in clinical trials; and a revised label and a risk minimization action plan. We and Elan have also submitted a similar data package to the European Medicines Agency, or EMEA. This information was supplied as part of the ongoing EMEA review process, which was initiated in the summer of 2004 with the filing for approval of TYSABRI as a treatment for MS. In November 2005, we were granted Priority Review status for the sBLA, which will result in action by the FDA approximately six months from the submission date, which is in March 2006. In January 2006, we and Elan announced that we had received notification from the FDA that the Peripheral and Central Nervous System Drugs Advisory Committee would review TYSABRI for the treatment of MS on March 7, 2006. In February 2006, we and Elan announced that the FDA informed the companies that the FDA removed the hold on clinical trial dosing of TYSABRI. We and Elan expect to begin an open-label, multi-center safety extension study of TYSABRI monotherapy in the U.S. and internationally in the first quarter of 2006. We plan to work with regulatory authorities to determine the future commercial availability of TYSABRI. See “Item 1A — Risk Factors — Safety Issues with TYSABRI Could Significantly Affect our Growth.”

ZEVALIN® (ibritumomab tiuxetan).  The ZEVALIN therapeutic regimen, which features ZEVALIN, is a radioimmunotherapy that is approved for the treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell NHL, including patients with RITUXAN relapsed or refractory NHL. In 2005, sales of ZEVALIN in the U.S. generated revenues of $19.4 million as compared to revenues of $18.7 million in 2004. ZEVALIN is approved in the EU for the treatment of adult patients with CD20¡ follicular B-cell NHL who are refractory to or have relapsed following RITUXAN therapy. We sell ZEVALIN to Schering AG for distribution in the EU, and receive royalty revenues from Schering AG on sales of ZEVALIN in the EU. Rest of world product sales for ZEVALIN in 2005 were $1.4 million as compared to $4.3 million in 2004. The $4.3 million of rest of world product sales in 2004 relates to ZEVALIN sold to Schering AG in 2003 and 2004, recognition of which had been deferred when the selling price was fixed and determinable.

AMEVIVE® (alefacept).  AMEVIVE is approved in the U.S. and other countries for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. In 2005, sales of AMEVIVE generated worldwide revenues of $48.5 million as compared to sales of $43.0 million in 2004. We are seeking to divest AMEVIVE as part of a comprehensive strategic plan which is discussed below.

We also receive royalty revenues on sales by our licensees of a number of products covered under patents that we control. In addition, we have a pipeline of research and development products in our core therapeutic areas and in other areas of interest.

We devote significant resources to research and development programs. In connection with the strategic plan discussed below, we intend to commit significant additional capital to external research and development opportunities. We intend to focus our internal and external research and development efforts on finding novel therapeutics in areas of high unmet medical need and finding therapeutics in our focus areas of oncology, neurobiology and immunology. Our current efforts include our collaboration with Elan on the development of TYSABRI as a potential treatment for Crohn’s disease; our work with Genentech and Roche on the development of RITUXAN in additional oncology indications, RA and MS; our collaboration with Fumapharm AG, or Fumapharm, on development of an oral therapy as a potential treatment for psoriasis and MS; and our collaboration with PDL BioPharma, Inc., or PDL, on development of three Phase 2 antibody products in a variety of indications.

Comprehensive Strategic Plan.  In September 2005, we began implementing a comprehensive strategic plan designed to position us for long-term growth. The plan builds on the continuing strength of AVONEX and RITUXAN and other expected near-term developments. The plan has three principal elements: reducing operating expenses and enhancing economic flexibility by recalibrating our asset base, geographic site missions, staffing levels and business processes; committing significant additional capital to external business development and research opportunities; and changing our organizational culture to enhance innovation and support the first two elements of the plan. In conjunction with the plan, we consolidated or eliminated certain internal management layers and staff functions, resulting in the reduction of our workforce by approximately 17%, or approximately 650 positions worldwide. These adjustments took place across Company functions, departments and sites, and have been substantially implemented. In February 2006, we sold our NICO clinical manufacturing facility in Oceanside, California to Genentech. In addition, we are seeking to divest several non-core assets, including AMEVIVE and certain real property in Oceanside, California. Our AMEVIVE assets held for sale include $8.0 million related to intangible assets, net, and $5.4 million for property, plant and equipment, net. In addition, our AMEVIVE inventory balance at December 31, 2005 was $49.8 million, of which $24.8 million related to the historical manufacturing costs and $25.0 million related to the increase in fair market value of inventory acquired at the merger, as described below.

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

Available Information.  We are a Delaware corporation with principal executive offices located at 14 Cambridge Center, Cambridge, Massachusetts 02142. Our telephone number is (617) 679-2000 and our website address is www.biogenidec.com. We make available free of charge through the Investor Relations section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or the SEC. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website. You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may get information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains on internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Our Products — Approved Indications and Ongoing Development

Our products are targeted to address a variety of key medical needs in the areas of oncology, neurology, dermatology and rheumatology. Our marketed products and late stage product candidates are as follows:

Development and/or
Product	Product Indications	Status	Marketing Collaborators

AVONEX	Certain forms of MS	Approved worldwide	None

	Chronic Inflammatory Demyelinating Polyradioneuropathy	Phase 2	None

RITUXAN	Relapsed or refractory indolent B-cell NHL	Approved worldwide	All RITUXAN Indications: U.S. — Genentech Outside U.S. and Japan — Roche Japan — Roche and Zenyaku

	Newly diagnosed diffuse, large B-cell NHL	U.S — Approved	See above

	RA	U.S. — Approved for certain patients who have inadequately responded to one or more anti-TNF antagonist therapies Phase 3 — DMARD failures	See above

	Newly diagnosed indolent NHL	Phase 3	See above

	Relapsed chronic lymphocytic leukemia	Phase 3	See above

	Lupus/MS	Phase 3	See above

ZEVALIN	Certain B-cell NHLs (radioimmunotherapy)	Approved — U.S. and EU	Outside U.S. — Schering AG

	Diffuse large B-cell lymphoma	Phase 3	Outside U.S. — Schering AG

AMEVIVE	Moderate-to-severe chronic plaque psoriasis	Approved — U.S. and other countries; seeking to divest	None; seeking to divest

TYSABRI	MS	U.S. — Approved in U.S. in November 2004; marketing, commercial distribution and dosing in clinical studies suspended in February 2005; clinical trial hold removed in February 2006; sBLA currently under Priority Review
		EU — Under regulatory review	Elan

	Crohn’s disease	EU — Under regulatory review Phase 3 — Three Phase 3 trials completed; dosing in clinical studies suspended in February 2005	Elan

Anti-CD80 antibody	Relapsed or refractory follicular lymphoma	Phase 2 completed Phase 3 expected to begin in second half of 2006	None

BG-12/ PANACLAR	MS	Phase 2 completed	Fumapharm

	Psoriasis	Under regulatory review — Germany	Fumapharm

AVONEX

We currently market and sell AVONEX worldwide for the treatment of relapsing forms of MS. In 2005, sales of AVONEX generated worldwide revenues of $1.5 billion as compared to worldwide revenues of $1.4 billion in 2004. AVONEX was sold by Biogen, Inc. until November 12, 2003. Our consolidated financial statements include only the results of operations of Biogen, Inc. since November 13, 2003. Our revenues from AVONEX during the period from November 13, 2003 to December 31, 2003 were $142.6 million.

MS is a progressive neurological disease in which the body loses the ability to transmit messages along nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing MS experience an uneven pattern of disease progression characterized by periods of stability that are interrupted by flare-ups of the disease after which the patient returns to a new baseline of functioning. AVONEX is a recombinant form of a protein produced in the body by fibroblast cells in response to viral infection. AVONEX has been shown in clinical trials in relapsing forms of MS both to slow the accumulation of disability and to reduce the frequency of flare-ups. AVONEX is approved to treat relapsing forms of MS, including patients with a first clinical episode and MRI features consistent with MS. Biogen, Inc. began selling AVONEX in the U.S. in 1996, and in the EU in 1997. AVONEX is on the market in more than 60 countries. Based on data from an independent third party research organization, information from our distributors and internal analysis, we believe that AVONEX is the most prescribed therapeutic product for the treatment of MS worldwide. Globally, over 130,000 patients have selected AVONEX as their treatment of choice.

We continue to work to expand the data available about AVONEX and MS treatments. In September 2005, we announced the initiation of the Global Adherence Project, or GAP, the largest multi-national study of its kind to date to evaluate patient adherence to long-term treatments for MS in a real-world setting. GAP is a global multi-center, cross-sectional observational study that will investigate factors that influence non-adherence to MS therapies. The study aims to enroll over 1,800 patients with relapsing remitting MS in 24 countries who are currently taking one of the following therapies: AVONEX, Betaseron® (Interferon beta-1b), Copaxone® (glatiramer acetate), or Rebif® (Interferon beta-1a). Patients will be evaluated through a validated MS quality of life scale, as well as a self-reported questionnaire that collects data on disease status, treatment, and factors that may have affected adherence to treatment during the course of their therapy.

We have also extended the Controlled High Risk AVONEX Multiple Sclerosis Prevention Study In Ongoing Neurological Surveillance, or CHAMPIONS. CHAMPIONS was originally designed to determine whether the effect of early treatment with AVONEX in delaying relapses and reducing the accumulation of MS brain lesions could be sustained for up to five years. The study results showed that AVONEX altered the long-term course of MS in patients who began treatment immediately after their initial MS attack compared to initiation of treatment more than two years after onset of symptoms. The five-year study extension is intended to determine if the effects of early treatment with AVONEX can be sustained for up to ten years. We also continue to support Phase 4 investigator-run studies evaluating AVONEX in combination with other therapies. In addition, we are conducting a Phase 2 study of AVONEX as a treatment for Chronic Inflammatory Demyelinating Polyradioneuropathy.

In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of our other MS drug, TYSABRI, and suspended dosing in all clinical studies of TYSABRI, including clinical studies of TYSABRI in combination with AVONEX. These decisions were based on reports of two cases of PML, a rare and frequently fatal, demyelinating disease of the central nervous system, that have occurred in patients treated with TYSABRI in combination with AVONEX. For additional information related to TYSABRI and PML, see “Our Products  —  Approved Indications and Ongoing Development — TYSABRI.”

RITUXAN

Overview.  RITUXAN is approved worldwide for the treatment of relapsed or refractory low-grade or follicular, CD20-positive, B-cell NHLs, which comprise approximately half of the B-cell NHLs diagnosed in the U.S. In February 2006, RITUXAN was approved by the FDA to treat previously untreated patients with diffuse, large B-cell NHLs in combination with a chemotherapy regimen consisting of cyclophosphamide, doxorubicin, vincristine and prednisone, also known as CHOP, or other anthracycline-based chemotherapy regimens. In addition, in February 2006, the FDA approved the sBLA for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active RA who have had an inadequate response to one or more TNF antagonist therapies.

We copromote RITUXAN in the U.S. in collaboration with Genentech. All U.S. sales of RITUXAN are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis. In 2005, RITUXAN generated U.S. net sales of $1.8 billion, of which we recorded $513.8 million as our share of copromotion profits, as compared to U.S. net sales of $1.6 billion in 2004, of which we recorded $457.0 million as our share of copromotion profits. Roche sells RITUXAN outside the U.S., except in Japan where it co-markets RITUXAN in collaboration with Zenyaku. We received royalties through Genentech on sales of RITUXAN outside of the U.S. of $147.5 million in 2005 as compared to $121.0 million in 2004. In the U.S., we also share responsibility with Genentech for continued development. Such continued development includes conducting supportive research and post-approval clinical studies and seeking potential approval for additional indications. Genentech provides the support functions for the commercialization of RITUXAN in the U.S. and has worldwide manufacturing responsibilities. See “Sales, Marketing and Distribution — RITUXAN and ZEVALIN” and “Manufacturing and Raw Materials.” We also have the right to collaborate with Genentech on the development of other humanized anti-CD20 antibodies targeting B-cell disorders for a broad range of indications, and to copromote with Genentech any new products resulting from such development in the U.S. The most advanced such humanized anti-CD20 antibody under development is currently finishing Phase 1/2 trials for use in RA.

RITUXAN in Oncology.  RITUXAN is generally administered as outpatient therapy by personnel trained in administering chemotherapies or biologics. RITUXAN is unique in the treatment of B-cell NHLs due to its specificity for the antigen CD20, which is expressed only on the surface of normal B cells and malignant B cells. Stem cells (including B-cell progenitors or precursor B-cells) in bone marrow lack the CD20 antigen. This allows healthy B-cells to regenerate after treatment with RITUXAN and to return to normal levels within several months. RITUXAN’s mechanism of action, in part, utilizes the body’s own immune system as compared to conventional lymphoma therapies. In February 2006, RITUXAN was approved by the FDA to treat previously untreated patients with diffuse, large B-cell NHLs in combination with CHOP or other anthracycline-based chemotherapy regimens. The approval was based primarily on the results of the following studies:

•	A randomized Phase 3 study, known as ECOG 4494, of patients age 60 or older with newly diagnosed, diffuse, large B-cell, or aggressive non-Hodgkin’s lymphoma, comparing CHOP alone to a regimen of RITUXAN plus CHOP, also known as R-CHOP, as a front-line or induction therapy followed by RITUXAN maintenance therapy or observation for those patients who responded positively to either R-CHOP or CHOP alone. The study is a U.S. Intergroup study led by the Eastern Cooperative Oncology Group, or ECOG, and enrolled 632 subjects. The primary endpoint of the induction and maintenance phases of the study was time to treatment failure. Due to the observed interaction between RITUXAN maintenance and induction therapy, additional analyses were performed to compare induction therapy with R-CHOP versus CHOP alone, removing the effects of subsequent RITUXAN maintenance therapy. Based on these additional analyses, the investigators concluded that patients who received R-CHOP induction therapy experienced prolonged time to treatment failure and overall survival compared to patients who received induction therapy with CHOP alone. In the maintenance phase of the study, patients treated with RITUXAN maintenance therapy for up to an additional two years after completing induction therapy had a statistically significant delay in time to treatment failure compared to patients who did not receive RITUXAN maintenance therapy following induction. This advantage appears predominantly confined to patients who received CHOP alone during the induction phase;

•	A large Phase 3 randomized study of 824 patients, known as MinT, designed to evaluate RITUXAN in combination with chemotherapy as a front-line treatment for aggressive large, B-cell NHL in patients age 18 to 60. This study, which was conducted by an international cooperative group and sponsored by Roche, met its pre-specified primary efficacy endpoint early. Positive results from the study were announced in June 2004. The study authors concluded that data from the study demonstrated a significant improvement in time to treatment failure, the primary endpoint of the study. At two years, 81% of patients who received RITUXAN and chemotherapy did not experience treatment failure compared to 58% of patients who received chemotherapy alone. An analysis performed in 2005 showed a survival advantage to adding RITUXAN to chemotherapy; and

•	The Group d’Etude des Lymphome d’Adulte study, also known as the GELA trial, designed to evaluate the efficacy and safety of R-CHOP in patients 60 years of age or older with diffuse, large B-cell lymphoma. Previously untreated patients were randomized to receive eight cycles of CHOP alone or eight doses of R-CHOP. In this multi-center trial, with median follow-up of five years, overall survival for patients who had received RITUXAN plus CHOP was significantly prolonged compared with those who had received CHOP alone.

In an effort to identify additional applications for RITUXAN, we, in conjunction with Genentech and Roche, continue to support RITUXAN post-marketing studies. Ongoing and completed Phase 2 and 3 studies have helped support filings for approval of additional indications in the U.S. and EU, and suggest that RITUXAN may have promise as a single agent in the treatment of relapsed chronic lymphocytic leukemia, or CLL, and as maintenance therapy in indolent B-cell NHLs. These studies include:

•	A randomized Phase 3 study of the addition of RITUXAN to a chemotherapy regimen of cyclophosphamide, vincristine and prednisone, also known as CVP, in previously untreated, or front line patients with indolent non-Hodgkin’s lymphoma. In this investigator-run study, 321 patients who had not received previous treatment for CD20 positive follicular or indolent non-Hodgkin’s lymphoma were randomized to receive either CVP alone or CVP with RITUXAN. Results of the study updated in 2005 indicated that the addition of RITUXAN to CVP prolonged time to treatment failure, the primary endpoint of the study, to 34 months compared to 15 months for patients treated with CVP alone;

•	A multi-center, randomized Phase 2 study of 114 patients with relapsed indolent non-Hodgkin’s lymphoma designed to compare the efficacy of RITUXAN maintenance therapy to retreatment with RITUXAN. Maintenance therapy was defined as treatment with RITUXAN every six months for two years with the objective of keeping lymphoma from returning or progressing. Retreatment was defined as waiting until the disease progressed prior to administering another course of RITUXAN. The initial results of this investigator-run study showed that patients who received RITUXAN maintenance therapy experienced 31 months of progression-free survival as compared to 8 months of progression-free survival for those patients who received retreatment; and

•	A Phase 3 study, known as E1496, designed to compare RITUXAN maintenance therapy versus observation in patients with previously untreated indolent non-Hodgkin’s lymphoma who achieved stable disease or better after induction therapy with CVP. The study, which was led by ECOG, met its pre-specified primary efficacy endpoint early. Positive results from the study were announced in June 2004. The study authors concluded that there was a significant improvement in progression free survival, the primary endpoint of the study. The authors estimated that 56% of patients who received RITUXAN maintenance therapy were free of disease progression and alive at 4 years compared to 32% of patients who received no further treatment. In this trial, maintenance therapy began four weeks after the last cycle of chemotherapy and was defined as four doses of RITUXAN every six months for two years.

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

RITUXAN in RA.  In February 2006, the FDA approved the sBLA for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active RA who have had an inadequate response to one or more TNF antagonist therapies. The sBLA was based primarily on the results of a Phase 3 study known as REFLEX (Random Evaluation of Long-Term Efficacy of Rituximab in RA), announced in April 2005, which met its primary endpoint of a greater proportion of RITUXAN-treated patients achieving an American College of Rheumatology (ACR) 20 response at week 24, compared to placebo. REFLEX included patients with active RA who had an inadequate response or were intolerant prior to treatment with one or more anti-TNF therapies. In November 2005, we, along with Roche, announced the following additional 24-week efficacy data from REFLEX: 51% of patients achieved ACR 20, the primary endpoint of the study, versus 18% of placebo patients; 27% of patients achieved ACR 50, versus 5% of placebo patients; and 12% of patients achieved

ACR 20, versus 1% of placebo patients. We, along with Genentech and Roche, expect to initiate a Phase 3 study of RITUXAN in RA patients who are inadequate responders to disease-modifying anti-rheumatic drugs, or DMARDs, in the first half of 2006.

RITUXAN in Other Immunology Indications.  Based primarily on results from the studies of RITUXAN in RA, as well as other small investigator-sponsored studies in various autoimmune-mediated diseases, we, along with Genentech, are conducting Phase 3 clinical studies of RITUXAN in MS and lupus.

TYSABRI

Overview.  The FDA granted accelerated approval for TYSABRI in November 2004 to treat relapsing forms of MS to reduce the frequency of clinical relapses. The approval was based on one-year data from two Phase 3 clinical studies: AFFIRM (natalizumab safety and efficacy in relapsing-remitting MS) and SENTINEL (safety and efficacy of natalizumab in combination with AVONEX). In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification. In addition, we suspended dosing in clinical studies of TYSABRI in MS, Crohn’s disease and RA. These decisions were based on reports of cases of PML, a rare and potentially fatal, demyelinating disease of the central nervous system, in patients treated with TYSABRI in clinical studies. We and Elan conducted a safety evaluation of patients treated with TYSABRI in MS, Crohn’s disease and RA clinical studies. The safety evaluation included the review of any reports of potential PML in MS patients receiving TYSABRI in the commercial setting. In October 2005, we completed the safety evaluation and found no new confirmed cases of PML. Three confirmed cases of PML were previously reported, two of which were fatal. In September 2005, we submitted an sBLA for TYSABRI to the FDA for the treatment of MS. The sBLA includes: final two-year data from the Phase 3 AFFIRM monotherapy trial and SENTINEL combination trial with AVONEX in MS; the integrated safety assessment of patients treated with TYSABRI in clinical trials; and a revised label and a risk minimization action plan. In November 2005, we were granted Priority Review status for the sBLA which will result in action by the FDA approximately six months from the submission date, which is in March 2006. In January 2006, we and Elan announced that we had received notification from the FDA that the Peripheral and Central Nervous System Drugs Advisory Committee would review TYSABRI for the treatment of MS on March 7, 2006. In February 2006, we and Elan announced that the FDA informed the companies that the FDA removed the hold on clinical trial dosing of TYSABRI. We and Elan expect to begin an open-label, multi-center safety extension study of TYSABRI monotherapy in the U.S. and internationally in the first quarter of 2006. We are working closely with the FDA to determine the future commercial availability of the product in the U.S. See “Item 1A — Risk Factors — Safety Issues with TYSABRI Could Significantly Affect our Growth.”

In October 2005, we and Elan submitted a data package to the EMEA similar to the sBLA submitted to the FDA in September 2005. This information was supplied as part of the ongoing EMEA review process, which was initiated in the summer of 2004 with the submission of a Marketing Authorisation Application, or MAA, to the EMEA for approval of TYSABRI as a treatment for MS. We are working closely with the EMEA to determine the future commercial availability of TYSABRI in the EU. See “Item 1A — Risk Factors — Safety Issues with TYSABRI Could Significantly Affect our Growth.”

In September 2004, Elan submitted an MAA to the EMEA for approval of TYSABRI as a treatment for Crohn’s disease. One of the confirmed cases of PML was in a patient who was in a clinical study of TYSABRI in Crohn’s disease. The review of the safety database conducted by us and Elan after the TYSABRI suspension led to a serious adverse event previously reported as malignant astrocytoma by a clinical investigator in a clinical study of TYSABRI in Crohn’s disease to be reassessed as PML. As with the MAA for MS, we are working closely with the EMEA in order to provide them with information regarding the results of the safety evaluation and any additional information that they may request. See “Item 1A — Risk Factors — Safety Issues with TYSABRI Could Significantly Affect our Growth.”

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

PHASE 3 Studies of TYSABRI in MS.  Prior to the suspension of dosing in clinical studies of TYSABRI we, along with Elan, completed the AFFIRM study and the SENTINEL study. The AFFIRM study was designed to evaluate the ability of natalizumab to slow the progression of disability in MS and reduce the rate of clinical relapses. The SENTINEL study was designed to evaluate the effect of the combination of natalizumab and AVONEX compared to treatment with AVONEX alone in slowing progression of disability and reducing the rate of clinical relapses. Both studies were two-year studies which had protocols that included a one-year analysis of the data.

The AFFIRM study.  The one-year data from the AFFIRM study showed that TYSABRI reduced the rate of clinical relapses by 66% relative to placebo, the primary endpoint at one year. AFFIRM also met all one-year secondary endpoints, including MRI measures. In the TYSABRI treated group, 60% of patients developed no new or newly enlarging T2 hyperintense lesions compared to 22% of placebo treated patients. On the one-year MRI scan, 96% of TYSABRI treated patients had no gadolinium enhancing lesions compared to 68% of placebo treated patients. The proportion of patients who remained relapse free was 76% in the TYSABRI treated group compared to 53% in the placebo treated group. In February 2005, we and Elan announced that the AFFIRM study also achieved the two-year primary endpoint of slowing the progression of disability in patients with relapsing forms of MS. In the TYSABRI treated group, there was a 42% reduction in the risk of disability progression relative to placebo, and a 67% reduction in the rate of clinical relapses over two years relative to placebo which was sustained and consistent with the one-year results. Other efficacy data, including MRI measures, were similar to the one-year results.

The SENTINEL study.  The one-year data from the SENTINEL combination study also showed that the study achieved its one-year primary endpoint. The addition of TYSABRI to AVONEX resulted in a 54% reduction in the rate of clinical relapses over the effect of AVONEX alone. SENTINEL also met all secondary endpoints, including MRI measures. In the group treated with TYSABRI plus AVONEX, 67% of the patients developed no new or newly enlarging T2 hyperintense lesions compared to 40% in the AVONEX plus placebo group. On the one-year MRI scan, 96% of TYSABRI plus AVONEX treated patients had no gadolinium enhancing lesions compared to 76% of AVONEX plus placebo treated patients. The proportion of patients who remained relapse free was 67% in the TYSABRI plus AVONEX treated group compared to 46% in the AVONEX plus placebo treated group. In the TYSABRI treated group, 60% of patients developed no new or newly enlarging T2 hyperintense lesions compared to 22% of placebo treated patients. On the one-year MRI scan, 96% of TYSABRI treated patients had no gadolinium enhancing lesions compared to 68% of placebo treated patients. In July 2005, we and Elan announced that the SENTINEL study also achieved the two-year primary endpoint of slowing the progression of disability in patients with relapsing forms of MS. The addition of TYSABRI to AVONEX resulted in a 24% reduction in the risk of disability progression compared to the effect of AVONEX alone, and a 56% reduction in the rate of clinical relapses over two years compared to that provided by AVONEX alone. Other efficacy data, including MRI measures, were similar to the one-year results.

Phase 3 Studies of TYSABRI in Crohn’s Disease.  We, along with Elan, have completed three Phase 3 studies of TYSABRI in Crohn’s disease. The three completed Phase 3 studies are known as ENACT-2 (Evaluation of Natalizumab as Continuous Therapy-2), ENACT-1 (Evaluation of Natalizumab as Continuous Therapy-1), and ENCORE (Efficacy of Natalizumab for Chron’s Disease Response and Remission).

ENACT-1/ENACT-2.  In ENACT-2, 339 patients who were responders in ENACT-1, the Phase 3 induction study, were re-randomized to one of two treatment groups, TYSABRI or placebo, both administered monthly for a total of 12 months. In ENACT-1, the primary endpoint of “response,” as defined by a 70-point decrease in the Crohn’s Disease Activity Index, or CDAI, at week 10, was not met. In ENACT-2, the primary endpoint, which was met, was maintenance of response through six additional months of therapy. A loss of response was defined as a greater than 70 point increase in CDAI score and a total CDAI score above 220 or any rescue intervention. Through month six, there was a significant treatment difference of greater than 30% in favor of patients taking TYSABRI compared to those taking placebo. Twelve-month data from ENACT-2 showed a sustained and clinically significant response throughout twelve months of extended TYSABRI infusion therapy, confirming findings in patients who had previously shown a sustained response throughout six months. Maintenance of response was defined by a CDAI score of less than 220, and less than 70-point increase from baseline, in the absence of rescue intervention throughout the study. Response was maintained by 54% of patients treated with natalizumab compared to 20% of those treated with placebo. In addition, 39% of patients on TYSABRI maintained clinical remission during the study period, versus 15% of those on placebo. By the end of month twelve, 49% of patients treated with TYSABRI who had previously been treated with corticosteroids were able to withdraw from steroid therapy compared to 20% of placebo-treated patients.

The ENCORE study.  In June 2005, we and Elan announced that ENCORE, the second Phase 3 induction trial of TYSABRI for the treatment of moderately to severely active Crohn’s disease in patients with evidence of active inflammation, met the primary endpoint of clinical response as defined by a 70-point decrease in baseline CDAI score at both weeks 8 and 12. The study also met all of its secondary endpoints, including clinical remission at both weeks 8 and 12. Clinical remission was defined as achieving a CDAI score of equal to or less than 150 at weeks 8 and 12. At the time of the TYSABRI suspension, all ENCORE study patients had completed dosing based on the study protocol and collection of data and analysis followed.

ZEVALIN

The ZEVALIN therapeutic regimen, which features ZEVALIN, is a radioimmunotherapy that is approved for the treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell NHL, including patients with RITUXAN relapsed or refractory non-Hodgkin’s lymphoma. In 2005, sales of ZEVALIN in the U.S. generated revenues of $19.4 million as compared to revenues of $18.7 million in 2004. ZEVALIN is approved in the EU for the treatment of adult patients with CD20¡ follicular B-cell NHL who are refractory to or have relapsed following RITUXAN therapy. We sell ZEVALIN to Schering AG for distribution in the EU, and receive royalty revenues from Schering AG on sales of ZEVALIN in the EU. Rest of world product sales for ZEVALIN in 2005 were $1.4 million as compared to $4.3 million in 2004. The $4.3 million rest of world product sales in 2004 relates to ZEVALIN sold to Schering AG in 2003 and 2004, recognition of which had been deferred.

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

ZEVALIN therapy consists of two kits: an imaging kit for use with indium-111 and a therapeutic kit for use with yttrium-90. The ZEVALIN therapeutic regimen can be completed on an outpatient basis in approximately seven to nine days and includes:

•	administration of one dose of RITUXAN to deplete peripheral blood B cells and improve ZEVALIN biodistribution;

•	imaging with the ZEVALIN imaging kit using indium-111, followed by gamma camera images at 48 to 72 hours, and optional images at other points in time, if desired by the physician, to confirm biodistribution of ZEVALIN;

•	if acceptable biodistribution of ZEVALIN is demonstrated, another dose of RITUXAN is administered; and

•	infusion of the ZEVALIN therapeutic kit using yttrium-90.

We are working with third party investigators to expand the quality and quantity of data available about ZEVALIN. ZEVALIN is being investigated in a variety of lymphoma subtypes including diffuse B cell lymphoma, mantle cell lymphoma and follicular non-Hodgkins’ lymphoma. ZEVALIN is also being studied in a number of different treatment strategies including combinations with front-line and salvage chemotherapy regimens as part of autologous and allogeneic stem cell transplantation in both indolent and aggressive lymphoma subtypes and in combination with investigational agents.

AMEVIVE

AMEVIVE is approved in the U.S. and other countries for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. In 2005, sales of AMEVIVE generated worldwide revenues of $48.5 million as compared to sales of $43.0 million in 2004. We are seeking to divest AMEVIVE as part of a comprehensive strategic plan, which we announced in September 2005.

ANTI-CD80 Antibody

The CD80 antigen is expressed on the surface of follicular and other lymphoma cells. In the fourth quarter of 2005, we completed a Phase 2 study designed to evaluate the anti-CD80 antibody that we developed using our Primatized® antibody technology in patients with relapsed or refractory follicular lymphoma. The antibody was well tolerated, with observation of clinical responses in patients treated with higher doses. Based on the results of the Phase 2 study, we intend to initiate a Phase 3 study of the antibody in relapsed or refractory follicular lymphoma in the second half of 2006.

BG-12/(PANACLAR)

BG-12 is an oral fumarate that is a second-generation fumarate derivative with an immunomodulatory mechanism of action, which we licensed from Fumapharm. A first-generation product is currently marketed by Fumapharm as FUMADERM® in Germany, where it is the most prescribed oral systemic treatment for severe psoriasis. Fumapharm has completed a small Phase 3 study of the second-generation product in psoriasis and is seeking approval in Germany based on the results of the Phase 3 study. Fumapharm is also conducting a safety extension study in psoriasis in the EU. PANACLAR is the trademark for BG-12 in Germany. We completed a Phase 2b clinical study of BG-12 in patients with relapsing-remitting MS in October 2005. In January 2006, we announced that this study had its achieved its primary endpoint. We will be discussing the results of such study with regulatory authorities to assess our next steps.

Our Other Research and Development Programs

In connection with the strategic plan that we announced in September 2005, we intend to commit significant additional capital to external research and development opportunities. We intend to focus our research and development efforts on finding novel therapeutics in areas of high unmet medical need. Our focus areas are in oncology, neurobiology and autoimmune disease. Below is a brief summary of some of our pre-clinical and early stage product candidates.

Oncology

•	an adenoviral vector encoding the human IFN-ß gene, designed to deliver high local concentrations of IFN-ß to tumors;

•	an anti-lymphotoxin beta receptor monoclonal antibody, which has shown activity in inhibiting tumor growth in animal models;

•	an anti-CD23 antibody using our Primatized® antibody technology;

•	in collaboration with PDL, M200 (volociximab), a chimeric monoclonal antibody directed against alpha5 beta1 integrin, shown to inhibit the formation of new blood vessels necessary for tumor growth. Volociximab is being tested in renal cell carcinoma, melanoma, and pancreatic and non-small cell lung cancers;

•	a maytansinoid-conjugated monoclonal antibody directed against CRIPTO, a novel cell surface signaling molecule that is over-expressed in solid tumors; and

•	in collaboration with Genentech, an anti-BR3 monoclonal antibody with potential utility in chronic lymphocytic leukemia.

Autoimmune and Inflammatory Diseases

•	in separate collaborations with Genentech, a new humanized anti-CD20 antibody targeting B-cell disorders for a broad range of indications, and a BR3 protein therapeutic as a potential treatment for disorders associated with abnormal B-lymphocyte activity;

•	in collaboration with PDL, HuZAFtm (fontolizumab), a humanized antibody that binds to interferon-gamma, an important immunoregulatory cytokine with multiple activities, including up-regulation of MHC Class II molecule expression. Blocking interferon-gamma may be useful in treating a variety of autoimmune diseases;

•	a soluble form of the lymphotoxin beta receptor, which targets RA and other autoimmune diseases;

•	a monoclonal antibody to the alpha-v beta-6 (avb6) integrin, which has shown in animal models its potential to delay and reverse progression of fibrotic diseases such as idiopathic pulmonary fibrosis;

•	a bifunctional protein construct (GE2) comprised of two connected antibody fragments that mimics IgG and IgE crosslinking to inhibit mast cell, basophil, and B cell activation, expected to be efficacious in treatment of allergy and asthma; and

•	in collaboration with UCB Celltech, a pegylated anti-CD40 ligand antibody, for use in lupus.

Neurobiology

•	in collaboration with Vernalis plc, BIIB014, formerly V2006, the lead compound in Vernalis’ adenosine A2A receptor antagonist program, which targets Parkinson’s disease and other central nervous system disorders;

•	in collaboration with PDL, daclizumab, a humanized monoclonal antibody that binds to the IL-2 receptor on activated T cells, inhibiting the binding of IL-2 and the cascade of pro-inflammatory events contributing to organ transplant rejection and autoimmune and related diseases. A Phase 2 trial of daclizumab in MS is ongoing, and rights to daclizumab in transplantation, asthma and related respiratory diseases have been licensed by PDL to Roche;

•	neublastin, a protein therapeutic that appears to maintain the viability and physiology of peripheral sensory neurons. Neublastin has shown activity in animal models of neuropathic pain; and

•	a pegylated version of human interferon beta for use in MS.

Research and Development Costs

For the years ended December 31, 2005, 2004 and 2003, our research and development costs were approximately $747.7 million, $685.9 million and $233.3 million, respectively. Research and development costs in 2003 include the results of operations of Biogen, Inc. only for the period from November 13, 2003, the day after the effective date of the merger, through December 31, 2003.

Principal Licensed Products

As described above, we receive royalties on sales of RITUXAN outside the U.S. as part of our collaboration with Genentech and royalties on sales of ZEVALIN in the EU from Schering AG. We also receive royalties from sales by our licensees of a number of other products covered under patents that we control. For example:

•	We receive royalties from Schering-Plough Corporation, or Schering-Plough, on sales of its alpha interferon products in the U.S. and Italy under an exclusive license to our alpha interferon patents and patent applications. Schering-Plough sells its INTRON® A (interferon alfa-2b) brand of alpha interferon in the U.S. for a number of indications, including the treatment of chronic hepatitis B and hepatitis C. Schering-Plough also sells other alpha interferon products for the treatment of hepatitis C, including REBETRON® Combination Therapy containing INTRON A and REBETOL® (ribavirin, USP), PEG-INTRON® (peginterferon alfa-2b), a pegylated form of alpha interferon, and PEG-INTRON in combination with REBETOL. See “Patents and Other Proprietary Rights — Recombinant Alpha Interferon.”

•	We hold several important patents related to hepatitis B antigens produced by genetic engineering techniques. See “Patents and Other Proprietary Rights — Recombinant Hepatitis B Antigens.” These antigens are used in recombinant hepatitis B vaccines and in diagnostic test kits used to detect hepatitis B infection. We receive royalties from sales of hepatitis B vaccines in several countries, including the U.S., from GlaxoSmithKline plc, or GlaxoSmithKline, and Merck and Co. Inc., or Merck. We have also licensed our proprietary hepatitis B rights, on an antigen-by-antigen and nonexclusive basis, to several diagnostic kit manufacturers, including Abbott Laboratories, the major worldwide marketer of hepatitis B diagnostic kits. For a discussion of the length of the royalty obligation of GlaxoSmithKline and Merck on sales of hepatitis B vaccines and the obligation of our other licensees on sales of hepatitis B-related diagnostic products, see “Patents and Other Proprietary Rights — Recombinant Hepatitis B Antigens.”

•	We also receive ongoing royalties on sales of ANGIOMAX® (bivalirudin) by The Medicines Company, or TMC. TMC sells ANGIOMAX in the U.S., Europe, Canada and Latin America for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty.

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

A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Competitors may have filed applications for, or have been issued patents and may obtain additional patents and proprietary rights that may relate to products or processes competitive with or similar to our products and processes. Moreover, the patent laws of the U.S. and foreign countries are distinct and decisions as to patenting, validity of patents and infringement of patents may be resolved differently in different countries. In general, we try to obtain licenses to third party patents, which we deem necessary or desirable for the manufacture, use and sale of our products. We are currently unable to assess the extent to which we may wish to or may be required to acquire rights under such patents and the availability and cost of acquiring such rights, or whether a license to such patents will be available on acceptable terms or at all. There may be patents in the U.S. or in foreign countries or patents issued in the future that are unavailable to license on acceptable terms. Our inability to obtain such licenses may hinder our ability to market our products.

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

Recombinant Beta Interferon

Third parties have pending patent applications or issued patents in the U.S., Europe and other countries with claims to key intermediates in the production of beta interferon. These are known as the Taniguchi patents. Third parties also have pending patent applications or issued patents with claims to beta interferon itself. These are known as the Roche patents and the Rentschler patents, respectively. We have obtained non-exclusive rights in various countries of the world, including the U.S., Japan and Europe, to manufacture, use and sell AVONEX, our brand of recombinant beta interferon, under the Taniguchi, Roche and Rentschler issued patents. The last of the Taniguchi patents expire in the U.S. in May 2013 and have expired already in other countries of the world. The Roche patents expire in the U.S. in May 2008 and also have generally expired elsewhere in the world. The Rentschler EU patent expires in July 2012.

RITUXAN, ZEVALIN and Anti-CD20 Antibodies

We have several issued U.S. patents and U.S. patent applications, and numerous corresponding foreign counterparts directed to anti-CD20 antibody technology, including RITUXAN and ZEVALIN. We have also been granted patents covering RITUXAN and ZEVALIN by the European and Japanese Patent Offices. In the U.S. our principal patents covering the drugs or their uses expire between 2015 and 2018. With regard to the rest of the world, our principal patents covering the drug products expire in 2013 subject to potential patent term extensions in countries where such extensions are available. In addition Genentech, our collaborative partner for RITUXAN, has secured an exclusive license to five U.S. patents and counterpart U.S. and foreign patent applications assigned to Xoma Corporation that relate to chimeric antibodies against the CD20 antigen. These patents expire between 2006 and 2014. Genentech has granted us a non-exclusive sublicense to make, have made, use and sell RITUXAN under these patents and patent applications. We, along with Genentech, share the cost of any royalties due to Xoma in the Genentech/Biogen Idec copromotion territory on sales of RITUXAN.

AMEVIVE

AMEVIVE is presently claimed in a number of patents granted in the U.S. and the EU, which cover LFA-3 polypeptides and DNA, LFA-3 fusion proteins and DNA, host cells, manufacturing methods and pharmaceutical compositions. We have obtained composition of matter patent coverage for the commercial product and important intermediates in the manufacturing process. Our patent portfolio also includes patents granted in the U.S. and the EU, which cover the use of LFA-3 polypeptides and LFA-3 fusion proteins in methods to inhibit T cell responses and use of LFA-3 polypeptides and fusion proteins to treat skin diseases, specifically including psoriasis. Our patent portfolio further includes pending patent applications, which seek coverage for the use of LFA-3 polypeptides and fusion proteins in the treatment of other indications of possible future interest as well for certain combination therapy treatments of potential interest and utility. Patents issued or which may be issued on these various patent applications expire between 2007 (for patents relating to manufacturing intermediates) and 2021 (in the case of recently filed patent applications). Our principal patents covering the drug product expire in 2013 subject to potential patent term extensions in countries where such extensions are available and by supplemental protection certificates in countries of the EU where such certificates may be obtained if and when approval of the product in the EU is obtained. Method of use patent protection for the product to treat skin diseases, including psoriasis, extends until 2017 in the U.S. and generally until 2015 in the rest of the world.

Recombinant Alpha Interferon

In 1979, we granted an exclusive worldwide license to Schering-Plough under our alpha interferon patents. Most of our alpha interferon patents have since expired, including expiration of patents in the U.S., Japan and all countries of Europe other than Italy. We have obtained a supplementary protection certificate in Italy extending the coverage until 2007, although the Italian Legislature has implemented legislation that may shorten this period to December 31, 2005. We have appealed the decision of the Italian Patent & Trademark Office to recalculate the duration of this supplementary protection certificate. We are awaiting the decision of the Italian Patent Board of Appears. Schering-Plough pays us royalty payments on U.S. sales of alpha interferon products under an interference settlement entered into in 1998. Under the terms of the interference settlement, Schering-Plough agreed to pay us royalties under certain patents to be issued to Roche and Genentech in consideration of our assignment to Schering-Plough of the alpha interferon patent application that had been the subject of a settled interference with respect to a Roche/Genentech patent. Schering-Plough entered into an agreement with Roche as part of settlement of the interference. The first of the Roche/Genentech patents was issued on November 19, 2002 and has a seventeen-year term.

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

TYSABRI

We are developing TYSABRI with Elan. TYSABRI is presently claimed in a number of pending patent applications and issued patents held by both companies in the U.S. and abroad. These patent applications and patents cover the protein, DNA encoding the protein, manufacturing methods and pharmaceutical compositions, as well as various methods of treatment using the product. In the U.S. the principal patents covering the product and methods of manufacturing the product generally expire between 2014 and 2020, subject to any available patent term extensions. In the remainder of the world patents on the product and methods of manufacturing the product generally expire between 2014 and 2016, subject to any supplemental protection certificates that may be obtained. Both companies have method of treatment patents for a variety of indications including the treatment of MS and Crohn’s disease and treatments of inflammation. These patents expire in the U.S. generally between 2012 and 2020 and outside the U.S. generally between 2012 and 2016, subject to any available patent term extensions and/or supplemental protection certificates extending such terms.

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

Sales, Marketing and Distribution

In General

Our sales and marketing efforts are generally focused on specialist physicians in private practice or at major medical centers. We utilize common pharmaceutical company practices to market our products and to educate physicians, including sales representatives calling on individual physicians, advertisements, professional symposia, direct mail, selling initiatives, public relations and other methods. We provide certain customer service and other related programs for our products, such as disease and product-specific websites, insurance research services and order, delivery and fulfillment services. We have also established programs in the U.S., which provide qualified uninsured or underinsured patients with commercial products at no charge. Specifics concerning the sales, marketing and distribution of each of our commercialized products are as follows:

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

TYSABRI

In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification. In September 2005, we submitted an sBLA for TYSABRI to the FDA for the treatment of MS. In November 2005, we were granted Priority Review status for the sBLA, which will result in action by the FDA approximately six months from the submission date, which is in March 2006. In January 2006, we and Elan announced that we had received notification from the FDA that the Peripheral and Central Nervous System Drugs Advisory Committee would review TYSABRI for the treatment of MS on March 7, 2006. See “Our Products  —  Approved Indications and Ongoing Development — TYSABRI.” Prior to the suspension, we used our own sales force and marketing group to market TYSABRI in the U.S., and Elan distributed TYSABRI in the U.S. If we are able to re-launch TYSABRI in MS, we will again use our own sales force and marketing group to market TYSABRI in the U.S., and Elan will distribute TYSABRI in the U.S. If TYSABRI is approved to treat MS in the EU, we will use our own sales force and marketing group to market TYSABRI in the EU, and we will also distribute TYSABRI in the EU.

RITUXAN AND ZEVALIN

RITUXAN.  We market and sell RITUXAN in the U.S. in collaboration with Genentech. We, along with Genentech, have sales and marketing staffs dedicated to RITUXAN. Sales efforts for RITUXAN as a treatment for B-cell NHLs are focused on hematologists and medical oncologists in private practice, at community hospitals and at major medical centers in the U.S. Sales efforts for RITUXAN as a treatment for RA will be focused on rheumatologists in private practice, at community hospitals and at major medical centers in the U.S.

RITUXAN and ZEVALIN are complementary products for the management of B-cell NHLs. Most B-cell NHLs are treated today in community-based group oncology practices. RITUXAN fits well into the community practice, as generally no special equipment, training or licensing is required for its administration or for management of treatment-related side effects. To date ZEVALIN has been primarily administered by nuclear medicine specialists or radiation oncologists at medical or cancer centers that are licensed and equipped for the handling, administration and disposal of radioisotopes. We intend to educate community-based group oncology practices in the administration of ZEVALIN.

RITUXAN is generally sold to wholesalers and specialty distributors and directly to hospital pharmacies. We rely on Genentech to supply marketing support services for RITUXAN including customer service, order entry, shipping, billing, insurance verification assistance, managed care sales support, medical information and sales training. Under our agreement with Genentech, all U.S. sales of RITUXAN are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis.

ZEVALIN.  We use our own sales force and marketing group to market and sell ZEVALIN in the U.S. We generally focus our sales and marketing activities on educating physicians about ZEVALIN’s efficacy in relapsed indolent lymphoma, its safety profile and patient tolerance. In the U.S., we sell ZEVALIN to radiopharmacies that radiolabel, or combine, the ZEVALIN antibody with an indium-111 isotope or an yttrium-90 radioisotope and then distribute the finished product to hospitals or licensed treatment facilities for administration. In the EU, we sell ZEVALIN to Schering AG, our exclusive licensee for ZEVALIN outside the U.S. Schering AG is responsible for sales, marketing and distribution activities for ZEVALIN in the EU. We have appointed MDS (Canada) Inc., or MDS (Canada), as our exclusive supplier of the yttrium-90 radioisotope required for therapeutic use of ZEVALIN to radiopharmacies. MDS (Canada) is the only supplier of the yttrium-90 radioisotope that is approved by the FDA. Radiopharmacies independently obtain the indium-111 isotope required for the imaging use of ZEVALIN from one of the two third party suppliers currently approved by the FDA to supply the indium-111 isotope.

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

AVONEX AND TYSABRI

AVONEX, which generated $1.5 billion of worldwide revenues in 2005, competes primarily with three other products:

•	REBIF, which is co-promoted by Serono, Inc. and Pfizer in the U.S. and sold by Serono AG in the EU. REBIF generated worldwide revenues of approximately $1.3 billion in 2005.

•	BETASERON, sold by Berlex in the U.S. and sold under the name BETAFERON® by Schering AG in the EU. BETASERON and BETAFERON together generated worldwide revenues of approximately $1.1 billion in 2005.

•	COPAXONE, sold by Teva Neuroscience, Inc., or Teva, in the U.S. and co-promoted by Teva and Aventis Pharma in the EU. COPAXONE generated worldwide revenues of approximately $1.2 billion in 2005.

Along with us, a number of companies are working to develop products to treat MS that may in the future compete with AVONEX. For example, we are developing TYSABRI with Elan. In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification. In September 2005, we submitted an sBLA for TYSABRI to the FDA for the treatment of MS, which contained two-year data from the clinical trials as well as finding from the recent safety evaluation. In November 2005, we were granted Priority Review status for the sBLA, which will result in action by the FDA approximately six months from the submission date, which is in March 2006. In January 2006, we and Elan announced that we had received notification from the FDA that the Peripheral and Central Nervous System Drugs Advisory Committee will review TYSABRI for the treatment of MS on March 7, 2006. See “Our Products — Approved Indications and Ongoing Development — TYSABRI.” If we are able to reintroduce TYSABRI to the market, it would compete with the products listed above, including AVONEX.

AVONEX also faces competition from off-label uses of drugs approved for other indications. Some of our current competitors are also working to develop alternative formulations for delivery of their products, which may in the future compete with AVONEX.

RITUXAN AND ZEVALIN — B-CELL NHLs

RITUXAN is typically used after patients fail to respond or relapse after treatment with traditional radiation therapy or standard chemotherapy regimes, such as CVP and CHOP. ZEVALIN is typically used after patients fail to respond or relapse following treatment with RITUXAN. ZEVALIN received designation as an Orphan Drug from the FDA for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell NHLs, including patients with RITUXAN refractory follicular NHL. Marketing exclusivity resulting from this Orphan Drug designation will expire in February 2009. ZEVALIN competes with BEXXAR® (tositumomab, iodine I-131 tositumomab), a radiolabeled molecule developed by Corixa Corporation which is being developed and commercialized by GlaxoSmithKline. BEXXAR is approved to treat patients with CD20+, follicular, non-Hodgkin’s lymphoma, with and without transformation, whose disease is refractory to RITUXAN and has relapsed following chemotherapy.

A number of other companies, including us, are working to develop products to treat B-cell NHLs and other forms of non-Hodgkin’s lymphoma that may ultimately compete with RITUXAN and ZEVALIN.

RITUXAN IN RA

In February 2006, the FDA approved the sBLA for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active RA who have had an inadequate response to one or more TNF antagonist therapies. RITUXAN will compete with several different types of therapies in the RA market, including:

•	traditional therapies for RA, including disease-modifying anti-rheumatic drugs, such as steroids, methotrexate and cyclosporine, and pain relievers such as acetaminophen;

•	anti-TNF therapies, such as REMICADE® (infliximab), a drug sold worldwide by Centocor, Inc., a subsidiary of Johnson & Johnson, HUMIRA® (adalimumab), a drug sold by Abbott Laboratories, and ENBREL® (etanercept), a drug sold by Amgen, Inc. and Wyeth Pharmaceuticals, Inc.;

•	ORENCIA® (abatacept), a drug developed by Bristol-Myers Squibb Company, which was approved by the FDA to treat moderate-to-severe RA in December 2005;

•	drugs in late-stage development for RA; and

•	drugs approved for other indications that are used to treat RA.

In addition, a number of other companies, including us, are working to develop products to treat RA that may ultimately compete with RITUXAN in the RA marketplace.

Regulatory

Our current and contemplated activities and the products and processes that will result from such activities are subject to substantial government regulation.

Before new pharmaceutical products may be sold in the U.S. and other countries, clinical trials of the products must be conducted and the results submitted to appropriate regulatory agencies for approval. These clinical trial programs generally involve a three-phase process. Typically, in Phase 1, trials are conducted in volunteers or patients to determine the early side effect profile and, perhaps, the pattern of drug distribution and metabolism. In Phase 2, trials are conducted in groups of patients with a specific disease in order to determine appropriate dosages, expand evidence of the safety profile and, perhaps, determine preliminary efficacy. In Phase 3, large scale, comparative trials are conducted on patients with a target disease in order to generate enough data to provide the statistical proof of efficacy and safety required by national regulatory agencies. The results of the preclinical and clinical testing of a biologic product are then submitted to the FDA in the form of a Biologics License Application, or BLA, or a New Drug Approval Application, or NDA. In response to a BLA or NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines the application does not provide an adequate basis for approval. The receipt of regulatory approval often takes a number of years, involving the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. On occasion, regulatory authorities may require larger or additional studies, leading to unanticipated delay or expense. Even after initial FDA approval has been obtained, further clinical trials may be required to provide additional data on safety and effectiveness and are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. The FDA may grant “accelerated approval” status to products that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments. Under this pathway, the FDA may approve a biological product based on surrogate endpoints, or clinical endpoints other than survival or irreversible morbidity, or when the product is shown to be effective but safety can only be ensured by restricting use or distribution. It does not affect the timeframe for approval. Products approved under this pathway are required to satisfy additional commitments. When approval is based on surrogate endpoints, the sponsor will be required to conduct clinical studies to verify and describe clinical benefit. In addition, all products approved under accelerated approval must submit all copies of its promotional materials, including advertisements, to the FDA at least thirty (30) days prior to their initial dissemination. The FDA may also withdraw approval after a hearing if, for instance, post-marketing studies fail to verify any clinical benefit or it becomes clear that restrictions on the distribution of the product are inadequate to ensure its safe use. Approval of ZEVALIN was granted under the accelerated approval provisions. In addition, the sBLAs for RITUXAN in previously untreated patients with diffuse, large B-cell NHL in combination with CHOP or other anthracycline-based chemotherapy regimens and for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active RA who have had an inadequate response to one or more TNF antagonist therapies were approved under the accelerated approval provisions. The sBLA for TYSABRI in MS is also being considered for approval under the accelerated approval provisions. We cannot be certain that the FDA will approve these products for the proposed indications. If the FDA approves the indications, the agency may require us to conduct additional post-marketing studies. If we fail to conduct the required studies or otherwise fail to comply with the conditions of accelerated approval, the FDA may take action to seek to withdraw that approval.

Regulatory authorities track information on side effects and adverse events reported during clinical studies and after marketing approval. Non-compliance with FDA safety reporting requirements may result in FDA regulatory action that may include civil action or criminal penalties. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal or suspension of the product from the market. For example, in February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and informed physicians that they should suspend dosing of TYSABRI until further notification. In addition, we suspended dosing in clinical studies of TYSABRI in MS, Crohn’s disease and RA. These decisions were based on reports of two cases of PML, a rare and frequently fatal, demyelinating disease of the central nervous system, that occurred in patients treated with TYSABRI in clinical studies. See “Our Products — Approved Indications and Ongoing Development — TYSABRI.” Any adverse event, either before or after marketing approval, could result in product liability claims against us. For example, in July 2005, a complaint was filed against us and Elan by the estate and husband of Anita Smith, a patient from the TYSABRI Phase 3 clinical study in combination with AVONEX, known as SENTINEL, who died after developing PML, a rare and frequently fatal, demyelinating disease of the central nervous system. See “Item 3 — Litigation” and the sections of “Item 1A — Risk Factors” entitled “Safety Issues with TYSABRI Could Significantly Affect our Growth” and “Failure to Prevail in Litigation or Satisfactorily Resolve a Third Party Investigation Could Harm Our Business.”

If we seek to make certain changes to an approved product, such as adding a new indication, making certain manufacturing changes, or changing manufacturers or suppliers of certain ingredients or components, we will need FDA review and approval before the change can be implemented.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting a BLA or NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years following marketing approval, except in certain very limited circumstances, including a showing of clinical superiority. ZEVALIN received orphan drug exclusivity in the U.S., which will expire in February 2009.

All of our marketed products, AVONEX, AMEVIVE, RITUXAN, ZEVALIN and TYSABRI (should it be allowed to return to the market by the FDA), are licensed under the Public Health Service Act as biological products. Currently, all biological products must submit full biologic license applications (BLAs) to the FDA and undergo rigorous review prior to approval. Unlike small molecule generic drugs subject to the generic drug provisions (Hatch-Waxman Act) of the Federal Food, Drug, and Cosmetic Act, as described below, there currently is no process for the submission of applications based upon abbreviated data packages like those submitted to form the approval of a generic drug for follow-on biologics. We believe that the EU is currently in the process of developing regulatory requirements related to the development and approval of follow-on biologics. Until such requirements are finalized, we cannot predict when follow-on biologics will appear in the EU market. However, based on the process and timing outlined by the EMEA, we believe product specific guidelines are not likely to be finalized until 2006. The US government has also begun a process to determine the scientific and statutory basis upon which follow-on biologics could be marketed in the US. The FDA is engaged in an ongoing public dialogue regarding the appropriate scientific standards for these products. Key members of the U.S. Congress have announced their intention to propose statutory changes to allow for the approval of follow-on biologics but have not yet formally introduced legislation. We cannot be certain when Congress will pass such a law. We cannot predict what impact, if any, the approval of follow-on biologics will have on the sales of our products.

We are developing small molecule products. If development is successful, these products may be approved as drugs under the Federal Food, Drug, and Cosmetic Act. Under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, Congress created an abbreviated FDA review process for generic versions of pioneer (brand name) small molecule drug products. The Hatch-Waxman Act created two pathways for abbreviated FDA review in the Federal Food, Drug, and Cosmetic Act. The first is the abbreviated new drug application (ANDA), a type of application in which approval is based on a showing of “sameness” to an already approved drug product. ANDAs do not need to contain full reports of safety and effectiveness, as do new drug applications (NDAs), but rather are required to demonstrate that their proposed products are “the same as” reference products with regard to their conditions of use, active ingredient(s), route of administration, dosage form, strength, and labeling. ANDA applicants are also required to demonstrate the “bioequivalence” of their products to the reference product. The second is a 505(b)(2) application, or an NDA for which one or more of the investigations relied upon by the applicant for approval was not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigation was conducted. The FDA has determined that 505(b)(2) applications may be submitted for products that represent changes from approved products in conditions of use, active ingredient(s), route of administration, dosage form, strength, or bioavailability. A 505(b)(2) applicant must provide the FDA with any additional clinical data necessary to demonstrate the safety and effectiveness of the product with the proposed change(s).

In addition to providing for the abbreviated review process, the Hatch-Waxman Act also provides for the restoration of a portion of the patent term lost during small molecule product development. In addition, the statute establishes a complex set of processes for notifying sponsors of pioneer products of ANDA and 505(b)(2) applicants that may infringe patents and to permit sponsors of pioneer drugs an opportunity to pursue patent litigation prior to FDA approval of the generic product. The Hatch-Waxman Act also awards non-patent marketing exclusivities to qualifying pioneer drug products. For example, the first applicant to gain approval of an NDA for a product that does not contain an active ingredient found in any other approved product is awarded five years of “new chemical entity” marketing exclusivity. Where this exclusivity is awarded, the FDA is prohibited from accepting any ANDAs or 505(b)(2) applications during the five-year period. The Hatch-Waxman Act also provides three years of “new use” marketing exclusivity for the approval of NDAs, 505(b)(2) applications, and supplements, where those applications contain the results of new clinical investigations (other than bioavailability studies) essential to the FDA’s approval of the applications. Provided that the new clinical investigations are essential to the FDA’s approval of the change, this three-year exclusivity prohibits the final approval of ANDAs or 505(b)(2) applications for products with the specific changes associated with those clinical investigations.

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

In the EU, Canada, and Australia, regulatory requirements and approval processes are similar in principle to those in the U.S. Depending on the type of drug for which approval is sought. There are currently two potential tracks for marketing approval in EU countries: mutual recognition and the centralized procedure. These review mechanisms may ultimately lead to approval in all EU countries, but each method grants all participating countries some decision-making authority in product approval.

In the U.S., the federal government regularly considers reforming health care coverage and costs. For example, recent reforms to Medicare have reduced the reimbursement rates for many of our products. Effective January 1, 2005, Medicare pays physicians and suppliers that furnish our products under a new payment methodology using average sales price, or ASP, information. Manufacturers, including us, are required to provide ASP information to Centers for Medicare and Medicaid Services on a quarterly basis. The manufacturer submitted information is used to compute Medicare payment rates, which are set at ASP plus 6 percent, updated quarterly. There is a mechanism for comparison of such payment rates to widely available market prices, which could cause further decreases in Medicare payment rates, although this mechanism has yet to be utilized. Effective January 1, 2006, Medicare began to use the same ASP plus 6 percent payment methodology to determine Medicare rates paid for products furnished by hospital outpatient departments. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation and for each day in which the misrepresentation was applied.

Another payment reform is the addition of an expanded prescription drug benefit for all Medicare beneficiaries known as Medicare Part D. This is a voluntary benefit that is being implemented through private plans under contractual arrangements with the federal government. Like pharmaceutical coverage through private health insurance, Part D plans establish formularies that govern the drugs and biologicals that will be offered and the out-of-pocket obligations for such products. In addition, plans are expected to negotiate discounts from drug manufacturers and pass on some of those savings to Medicare beneficiaries. Because this program has just commenced, it is difficult to predict its impact on our operations.

Future legislation or regulatory actions implementing recent or future legislation may have a significant effect on our business. Our ability to successfully commercialize products may depend in part on the extent to which reimbursement for the costs of our products and related treatments will be available in the U.S. and worldwide from government health administration authorities, private health insurers and other organizations. Substantial uncertainty exists as to the reimbursement status of newly approved health care products by third party payors.

We also participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993. Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price, or AMP, of that product, or if it is greater, the difference between AMP and the best price available from us to any commercial or non-governmental customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. Pending federal legislation would revise the calculation of AMP in a way that may lead to an increase in rebate amounts effective in 2007. The rebate amount is recomputed each quarter based on our reports of current average manufacturer price and best price for each of our products to the Centers for Medicare and Medicaid Services. The terms of our participation in the program impose an obligation to correct the prices reported in previous quarters, as may be necessary for up to three years. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates, if we were found to have knowingly submitted false information to the government, in addition to other penalties available to the government, the statute provides for civil monetary penalties in the amount of $100,000 per item of false information. Participation in the Medicaid rebate program includes extending discounts under the Public Health Service, or PHS, pharmaceutical pricing program. The PHS pricing program extends discounts to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare beneficiaries.

We also make our products available for purchase by authorized users off of our Federal Supply Schedule, or FSS, contract with the Department of Veterans Affairs. As a result of the Veterans Health Care Act of 1992, or the VHC Act, federal law requires that FSS contract prices for our products for purchases by the Veterans Administration, the Department of Defense, Coast Guard, and the PHS (including the Indian Health Service) be capped at “federal ceiling prices,” or FCPs. FCPs are computed by taking, at a minimum, a 24% reduction off the “non-federal average manufacturer price,” or non-FAMP. Our reported non-FAMPs and FCPs for our various products are used in establishing the FSS prices available to these government agencies. The accuracy of the reported non-FAMPs and FCPs may be audited by the government under applicable federal procurement laws. Among the remedies available to the government for infractions of these laws is recoupment of any overages paid by FSS users during the audited years. In addition, if we were found to have knowingly reported a false non-FAMP or FCP, the VHC Act provides for civil monetary penalties of $100,000 per item of false information. In the second quarter of 2005, we also began making quarterly rebate payments under a new Department of Defense TriCARE retail pharmacy program. Rebates are computed as the difference between applicable Non-FAMPs and FCPs.

We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege or convict us of violating these laws, our business could be harmed. In addition, there is an ability for private individuals to bring similar actions. For a description of litigation in this area in which we are currently involved, see “Item 3 — Legal Proceedings.”

Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities. Further, there are an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguities as to what is required to comply with the laws. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state authorities.

We are also subject to the U.S. Foreign Corrupt Practices Act which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

We conduct relevant research at all of our research facilities in the U.S. in compliance with the current U.S. National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules, or the NIH

Guidelines, and all other applicable federal and state regulations. By local ordinance, we are required to, among other things, comply with the NIH Guidelines in relation to our facilities in Cambridge, Massachusetts, and San Diego, California, and are required to operate pursuant to certain permits.

Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work are or may be applicable to our activities. Certain agreements entered into by us involving exclusive license rights may be subject to national or supranational antitrust regulatory control, the effect of which also cannot be predicted. The extent of government regulation, which might result from future legislation or administrative action, cannot accurately be predicted.

Manufacturing and Raw Materials

We currently produce all of our bulk AVONEX, AMEVIVE and TYSABRI at our manufacturing facilities located in Research Triangle Park, North Carolina and Cambridge, Massachusetts. We manufacture the commercial requirements of the antibody for ZEVALIN at our manufacturing facilities in Cambridge, Massachusetts. Genentech is responsible for all worldwide manufacturing activities for bulk RITUXAN and has sourced the manufacturing of certain bulk RITUXAN requirements to an independent third party. We manufacture clinical products in Cambridge, Massachusetts.

In June 2005, we sold our large-scale biologics manufacturing facility in Oceanside, California, known as “NIMO,” to Genentech along with approximately 60 acres of real property located in Oceanside, California upon which NIMO is located. In August 2004, we restarted construction of our large-scale biologic manufacturing facility in Hillerod, Denmark to be used to manufacture TYSABRI and other products in our pipeline. After our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk manufacturing component of the large-scale biologic manufacturing facility and add a labeling and packaging component to the project. We decided not to proceed with the fill-finish component of the large-scale biological manufacturing facility. See “Item 1A — Risk Factors — We are Subject to Risks Related to the Products That We Manufacture.”

We source all of our fill-finish and the majority of final product storage operations for our products, along with a substantial part of our packaging operations, to a concentrated group of third party contractors. Many of the raw materials and supplies required for the production of AVONEX, ZEVALIN, AMEVIVE and TYSABRI are available from various suppliers in quantities adequate to meet our needs. However, due to the unique nature of the production of our products, we do have several single source providers of raw materials. We make every effort to qualify new vendors and to develop contingency plans so that production is not impacted by short-term issues associated with single source providers. Each of our third party service providers, suppliers and manufacturers are subject to continuing inspection by the FDA or comparable agencies in other jurisdictions. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products, including as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection, could significantly impair our ability to sell our products. See the sections of “Item 1A — Risk Factors” entitled “We are Subject to Risks Related to the Products That We Manufacture” and “We Rely to a Large Extent on Third Parties in the Manufacturing of Our Products.”

We believe that our existing manufacturing facilities and outside sources will allow us to meet our near-term and long-term manufacturing needs for our current commercial products and our other products currently in clinical trials. Our existing licensed manufacturing facilities operate under multiple licenses from the FDA, regulatory authorities in the EU and other regulatory authorities. For a discussion of risks related to our ability to meet our manufacturing needs for our commercial products and our other products currently in clinical trials, see the sections of “Item 1A — Risk Factors” entitled “We are Subject to Risks Related to the Products That We Manufacture” and “We Rely to a Large Extent on Third Parties in the Manufacturing of Our Products.” Additional manufacturing facilities and outside sources may be required to meet our long-term research, development and commercial production needs.

Our Employees

As of December 31, 2005, we had 3,340 employees.

Our Executive Officers

The following is a list of our executive officers, their ages as of February 7, 2006 and their principal positions.

Name	Age	Position

James C. Mullen	47	Chief Executive Officer and President
Burt A. Adelman, M.D.	53	Executive Vice President, Development
Susan H. Alexander, Esq.	49	Executive Vice President, General Counsel and Corporate Secretary
John M. Dunn, Esq.	53	Executive Vice President, New Ventures
Robert A. Hamm	54	Senior Vice President, Immunology Business Unit
Faheem Hasnain	47	Senior Vice President, Oncology Strategic Business Unit
Peter N. Kellogg	49	Executive Vice President, Finance and Chief Financial Officer
Michael D. Kowolenko, Ph.D.	50	Senior Vice President, Pharmaceutical Operations and Technology
Connie L. Matsui	52	Executive Vice President, Corporate Strategy and Communication
Craig Eric Schneier, Ph.D.	58	Executive Vice President, Human Resources
Mark C. Wiggins	50	Executive Vice President, Corporate and Business Development

Reference to “our” or “us” in the following descriptions of the background of our executive officers include Biogen Idec and Idec Pharmaceuticals Corporation.

James C. Mullen is our Chief Executive Officer and President and has served in these positions since the merger in November 2003. Mr. Mullen was formerly Chairman of the Board and Chief Executive Officer of Biogen, Inc. He was named Chairman of the Board of Directors of Biogen, Inc. in July 2002, after being named President and Chief Executive Officer of Biogen, Inc. in June 2000. Mr. Mullen joined Biogen, Inc. in 1989 as Director, Facilities and Engineering. He was named Biogen, Inc.’s Vice President, Operations, in 1992. From 1996 to 1999, Mr. Mullen served as Vice President, International, with responsibility for building all Biogen, Inc. operations outside North America. From 1984 to 1988, Mr. Mullen held various positions at SmithKline Beckman Corporation (now GlaxoSmithKline plc). Mr. Mullen is also a director of PerkinElmer, Inc., serves as Chairman of the Board of Directors of the Biotechnology Industry Organization (BIO) and is co-chair of Cambridge Family and Children’s Service Capital Campaign Steering Committee.

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

Susan H. Alexander is our Executive Vice President, General Counsel and Corporate Secretary and has served in these positions since January 2006. Prior to that, Ms. Alexander served as the Senior Vice President, General Counsel and Corporate Secretary of PAREXEL International Corporation, since September 2003. From June 2001 to September 2003, Ms. Alexander served as General Counsel of IONA Technologies. Prior to that, Ms. Alexander served as Counsel at Cabot Corporation from January 1995 to May 2001. Prior to that, Ms. Alexander was a partner of the Boston law firms of Hinckley, Allen & Snyder and Fine & Ambrogne.

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

Robert A. Hamm is our Senior Vice President, Immunology Business Unit and has served in that position since the merger in November 2003. From November 2002 to November 2003, Mr. Hamm served as Senior Vice President, Immunology Business Unit, of Biogen, Inc. Before that, he served as Senior Vice President —  Europe, Africa, Canada and Middle East from October 2001 to November 2002. Prior to that, Mr. Hamm served as Vice President — Sales and Marketing of Biogen, Inc. from October 2000 to October 2001. Mr. Hamm previously served as Vice President — Manufacturing from June 1999 to October 2000, Director, Northern Europe and Distributors from November 1996 until June 1999 and Associate Director, Logistics from April 1994 until November 1996. From 1987 until April 1994, Mr. Hamm held a variety of management positions at Syntex Laboratories Corporation, including Director of Operations and New Product Planning, and Manager of Materials, Logistics and Contract Manufacturing.

Faheem Hasnain has served as our Senior Vice President, Oncology Strategic Business Unit since October 2004. Prior to that, Mr. Hasnain served as President, Oncology Therapeutics Network at Bristol-Myers Squibb from March 2002 to September 2004. From January 2001 to February 2002, Mr. Hasnain served as Vice President, Global eBusiness at GlaxoSmithKline and prior to 2000 served in key commercial and entrepreneurial roles within GlaxoSmithKline and its predecessor organizations, spanning global eBusiness, international commercial operations, sales and marketing.

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

Michael D. Kowolenko, Ph.D. is our Senior Vice President, Pharmaceutical Operations and Technology, and has served in that position since July 2004. Prior to that, he served as our Senior Vice President, Global Quality, from November 2003 to July 2004 and held a similar position with Biogen, Inc. from April 2002 until November 2003. Prior to joining Biogen, Inc., Dr. Kowolenko held several positions within Research, Development, and Operations at Bayer Corporation, including Vice President of Quality Assurance from January 2001 to April 2002.

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

Craig Eric Schneier, Ph.D. is our Executive Vice President, Human Resources and has served in that position since the merger in November 2003. Dr. Schneier was previously Executive Vice President, Human Resources of Biogen, Inc., a position he has held since January 2003. He joined Biogen, Inc. in 2001 as Senior Vice President, Strategic Organization Design and Effectiveness, after having served as an external consultant to the company for eight years. Prior to joining Biogen, Inc., Dr. Schneier was president of his own management consulting firm in Princeton, NJ, where he provided consulting services to over 70 of the Fortune 100 companies, as well as several of the largest European and Asian firms. Dr. Schneier held a tenured professorship at the University of Maryland’s Smith School of Business and has held teaching positions at the business schools of the University of Michigan, Columbia University, and at the Tuck School of Business, Dartmouth College.

Mark C. Wiggins is our Executive Vice President, Corporate and Business Development and has served in that capacity since July 2004. Prior to that, Mr. Wiggins served as our Senior Vice President, Business Development from November 2003 to July 2004, Vice President of Marketing and Business Development from November 2000 to November 2003, and Vice President of Business Development from May 1998 to November 2000. From 1986 to 1996 he held various positions at Schering-Plough, including Director of Business Development and from 1996 to 1998 he was Vice President of Business Development and Marketing for Hybridon.

Item 1A.	Risk Factors

The SEC encourages public companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Reference is made in particular to forward-looking statements regarding the anticipated level of future product sales, royalty revenues, expenses and profits, regulatory approvals, our long-term growth, our ability to continue development of TYSABRI and reintroduce TYSABRI into the market, the re-initiation of manufacturing of TYSABRI, the development and marketing of additional products, including RITUXAN in RA, the impact of competitive products, the anticipated outcome of pending or anticipated litigation and patent-related proceedings, the plans for our Denmark large-scale manufacturing facility, the substantial completion and licensing of our Denmark packaging and labeling facility, our ability to meet our manufacturing needs, the value of investments in certain marketable securities, and our plans to spend additional capital on external business development and research opportunities. These and all other forward-looking statements are made based on our current belief as to the outcome and timing of such future events. Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed below and elsewhere in this report. Although we believe that the risks described below represent all material risks currently applicable to our business, additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition and results of operations. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

Our Revenues Rely Significantly on a Limited Number of Products.

Our current and future revenues depend substantially upon continued sales of our commercial products. Revenues related to sales of two of our products, AVONEX and RITUXAN, represented approximately 93% of our total revenues in 2005. We cannot assure you that AVONEX or RITUXAN will continue to be accepted in the U.S. or in any foreign markets or that sales of either of these products will not decline in the future. A number of factors may affect market acceptance of AVONEX, RITUXAN and our other products, including:

•	the perception of physicians and other members of the health care community of their safety and efficacy relative to that of competing products;

•	patient and physician satisfaction with these products;

•	the effectiveness of our sales and marketing efforts and those of our marketing partners and licensees in the U.S., the EU and other foreign markets;

•	the size of the markets for these products;

•	unfavorable publicity concerning these products or similar drugs;

•	the introduction, availability and acceptance of competing treatments;

•	the availability and level of third party reimbursement;

•	adverse event information relating to any of these products;

•	changes to product labels to add significant warnings or restrictions on use;

•	the success of ongoing development work on RITUXAN and new anti-CD20 product candidates;

•	the continued accessibility of third parties to vial, label, and distribute these products on acceptable terms;

•	the unfavorable outcome of patent litigation related to any of these products;

•	the ability to manufacture commercial lots of these products successfully and on a timely basis; and

•	regulatory developments related to the manufacture or continued use of these products.

Any material adverse developments with respect to the commercialization of these products may cause our revenue to grow at a slower than expected rate, or even decrease, in the future. In addition, the successful development and commercialization of new anti-CD20 product candidates in our collaboration with Genentech (which also includes RITUXAN) will adversely affect our participation in the operating profits from such collaboration (including as to RITUXAN) in such a manner that, although overall collaboration revenue might ultimately increase as the result of the successful development and commercialization of any such product candidate, our share of the operating profits will decrease.

Safety Issues with TYSABRI Could Significantly Affect our Growth.

TYSABRI was approved by the FDA in November 2004 to treat relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI. We also suspended dosing in all clinical trials of TYSABRI. These decisions were based on reports of cases of PML, a rare and frequently fatal, demyelinating disease of the central nervous system in patients treated with TYSABRI in clinical studies. We and Elan conducted a safety evaluation of patients treated with TYSABRI in MS, Crohn’s disease and RA clinical studies. The safety evaluation included the review of any reports of potential PML in MS patients receiving TYSABRI in the commercial setting. In October 2005, we completed the safety evaluation and found no new confirmed cases of PML. Three confirmed cases of PML were previously reported, two of which were fatal. On September 26, 2005, we and Elan submitted an sBLA for TYSABRI to the FDA for the treatment of MS. We and Elan have also recently submitted a data package to the EMEA. This information was supplied as part of the ongoing EMEA review process, which was initiated in the summer of 2004 with the filing for approval of TYSABRI as a treatment for MS. In November 2005, we were granted Priority Review status for the sBLA, which will result in action by the FDA approximately six months from the submission date, which is in March 2006. In January 2006, we and Elan announced that we had received notification from the FDA that the Peripheral and Central Nervous System Drugs Advisory Committee would review TYSABRI for the treatment of MS on March 7, 2006. In February 2006, we and Elan announced that the FDA informed the companies that it removed the hold on clinical trial dosing of TYSABRI.

We plan to work with regulatory authorities to determine the path forward and future commercial availability of the product. The path forward in the U.S. could range from the permanent withdrawal of TYSABRI from the market and terminating clinical studies of TYSABRI, the need for additional testing prior to approval, or the re-introduction of TYSABRI to the market in the U.S. If we are allowed to re-introduce TYSABRI to the market in the U.S., it could be for a significantly restricted use. The outcome of our work with the EMEA could result in the withdrawal of our applications for approval of TYSABRI as a treatment for MS and Crohn’s disease in the EU, or, if in consultation with the EMEA, we receive marketing approval for TYSABRI in one or both indications, a product label with similar restrictions on use as those that may be required by the FDA. If we are able to re-introduce TYSABRI into the U.S. market or get approval in the EU, we expect that there will be an ongoing extensive patient risk management program and that the label will include “black box” and other significant safety warnings. A “black box” warning is the most serious warning placed in the labeling of a prescription medication. The success of any reintroduction into the U.S. market and launch in the EU will depend upon its acceptance by the medical community and patients, which cannot be certain given questions regarding the safety of TYSABRI raised by these adverse events, the possibility of significant restrictions on use and the significant safety warnings that we expect to be in the label. Our inability to return TYSABRI to the market in the U.S. or to get TYSABRI approved in the EU or any significant restrictions on use or lack of acceptance of TYSABRI by the medical community or patients would materially affect our growth and impact various aspects of our business and our plans for the future. This could result in, among other things, material write-offs of inventory, intangible assets or goodwill, impairment of capital assets, and additional reductions in our workforce.

Our Long-Term Success Depends Upon the Successful Development and Commercialization of Other Products from Our Research and Development Activities and External Growth Opportunities.

Our long-term viability and growth will depend upon the successful development and commercialization of other products from our research and development activities and external growth opportunities. We, along with Genentech, continue to expand our development efforts related to RITUXAN and we are independently expanding development efforts around other potential products in our pipeline. The expansion of our pipeline may include increases in spending on internal projects, and is expected to include an increase in spending on external growth opportunities, such as the acquisition and license of third party technologies or products, collaborations with other companies and universities, the acquisitions of companies with commercial products and/or products in their pipelines, and other types of investments. Product development and commercialization involve a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. In addition, competition for collaborations and the acquisition and in-license of third party technologies and products in the biopharmaceutical industry is intense. We cannot be certain that we will be able to enter into collaborations or agreements for desirable and compatible technologies or products on acceptable terms or at all. Many important factors affect our ability to successfully develop and commercialize other products, including the ability to:

•	obtain and maintain necessary patents and licenses;

•	demonstrate safety and efficacy of drug candidates at each stage of the clinical trial process;

•	enroll patients in our clinical trials and complete clinical trials;

•	overcome technical hurdles that may arise;

•	manufacture successfully products in sufficient quantities to meet demand;

•	meet applicable regulatory standards;

•	obtain reimbursement coverage for the products;

•	receive required regulatory approvals;

•	produce drug candidates in commercial quantities at reasonable costs;

•	compete successfully against other products and market products successfully;

•	enter into agreements for desirable and compatible technologies or products on acceptable terms;

•	anticipate accurately the costs associated with any acquisition;

•	prevent the potential loss of key employees of any acquired business;

•	acquire a supplier base for the materials associated with any new product opportunity;

•	hire additional employees to operate effectively any acquired business, including employees with specialized knowledge;

•	mitigate risks associated with entering into new markets in which we have no or limited prior experience; and

•	manage successfully any significant collaborations and/or integrate any significant acquisitions.

Success in early stage clinical trials or preclinical work does not ensure that later stage or larger scale clinical trials will be successful. Even if later stage clinical trials are successful, the risk exists that unexpected concerns may arise from additional data or analysis or that obstacles may arise or issues may be identified in connection with review of clinical data with regulatory authorities or that regulatory authorities may disagree with our view of the data or require additional data or information or additional studies.

Competition in Our Industry and in the Markets for Our Products is Intense.

The biotechnology industry is intensely competitive. We compete in the marketing and sale of our products, the development of new products and processes, the acquisition of rights to new products with commercial potential and the hiring of personnel. We compete with biotechnology and pharmaceutical companies that have a greater number of products on the market, greater financial and other resources and other technological or competitive advantages. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business; will not benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours.

AVONEX competes with three other products:

•	REBIF, which is co-promoted by Serono, Inc. and Pfizer Inc. in the U.S. and sold by Serono AG in the EU;

•	BETASERON, sold by Berlex in the U.S. and sold under the name BETAFERON by Schering A.G. in the EU; and

•	COPAXONE, sold by Teva in the U.S. and co-promoted by Teva and Aventis Pharma in the EU.

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

RITUXAN is typically used after patients fail to respond or relapse after treatment with traditional radiation therapy or standard chemotherapy regimes, such as CVP and CHOP. ZEVALIN is typically used after patients fail to respond or relapse following treatment with RITUXAN. ZEVALIN received designation as an Orphan Drug from the FDA for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell non-Hodgkin’s lymphoma, including patients with RITUXAN refractory follicular NHL. Marketing exclusivity resulting from this Orphan Drug designation expires in February 2009. ZEVALIN competes with BEXXAR, a radiolabeled molecule developed by Corixa Corporation, which is now being developed and commercialized by GlaxoSmithKline. BEXXAR received FDA approval in June 2003 to treat patients with CD20¡, follicular, NHL, with and without transformation, whose disease is refractory to RITUXAN and has relapsed following chemotherapy. A number of other companies, including us, are working to develop products to treat B-cell NHLs and other forms of non-Hodgkin’s lymphoma that may ultimately compete with RITUXAN and ZEVALIN.

In February 2006, the FDA approved the sBLA for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active RA who have had an inadequate response to one or more TNF antagonist therapies. RITUXAN will compete with several different types of therapies in the RA market, including:

•	traditional therapies for RA, including disease-modifying anti-rheumatic drugs, such as steroids, methotrexate and cyclosporine, and pain relievers such as acetaminophen;

•	anti-TNF therapies, such as REMICADE, a drug sold worldwide by Centocor, Inc., a subsidiary of Johnson & Johnson, HUMIRA, a drug sold by Abbott Laboratories, and ENBREL, a drug sold by Amgen,Inc. and Wyeth Pharmaceuticals, Inc.;

•	ORENCIA, a drug developed by Bristol-Myers Squibb Company, which was approved by the FDA to treat moderate-to-severe RA in December 2005;

•	drugs in late-stage development for RA; and

•	drugs approved for other indications that are used to treat RA.

In addition, a number of other companies, including us, are working to develop products to treat RA that may ultimately compete with RITUXAN in the RA marketplace.

We are Subject to Risks Related to the Products that We Manufacture.

We manufacture and expect to continue to manufacture our own commercial requirements of bulk AVONEX, and TYSABRI and the ZEVALIN bulk antibody. Our inability to manufacture successfully bulk product and to maintain regulatory approvals of our manufacturing facilities would harm our ability to produce timely sufficient quantities of commercial supplies of AVONEX, ZEVALIN and TYSABRI, if we are able to re-launch this product, to meet demand. Problems with manufacturing processes could result in product defects or manufacturing failures, which could require us to delay shipment of products, recall, or withdraw products previously shipped, or impair our ability to expand into new markets or supply products in existing markets. Any such problem would be exacerbated by unexpected demand for our products. In June 2005, we sold our large-scale manufacturing facility in Oceanside,

California to Genentech. We previously had planned to use the Oceanside facility to manufacture TYSABRI and other commercial products. We currently manufacture TYSABRI at our manufacturing facility in Research Triangle Park, North Carolina, or RTP. We are proceeding with construction of the bulk manufacturing component of our large-scale biologic manufacturing facility in Hillerod, Denmark and have added a labeling and packaging component to the project. See “Item 1A — Risk Factors — We are Subject to Risks Related to the Products That We Manufacture.” Our plans with respect to the Hillerod large-scale manufacturing facility are, in part, dependent upon the commercial availability and potential market acceptance of TYSABRI. See “Item 1A — Risk Factors — Safety Issues with TYSABRI Could Significantly Affect our Growth.” If we are able to re-introduce TYSABRI to the market, we expect that we will be able to meet foreseeable manufacturing needs for TYSABRI from our large-scale manufacturing facility in RTP. We would, however, need to evaluate our requirements for additional manufacturing capacity in light of the approved label and our judgment of the potential U.S. market acceptance of TYSABRI in MS, the probability of obtaining marketing approval of TYSABRI in MS in the EU and other jurisdictions, and the probability of obtaining marketing approval of TYSABRI in additional indications in the U.S., EU and other jurisdictions.

If we cannot produce sufficient commercial requirements of bulk product to meet demand, we would need to rely on third party manufacturers, of which there are only a limited number capable of manufacturing bulk products of the type we require as contract suppliers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers. Even if we were to reach agreement, the transition of the manufacturing process to a third party to enable commercial supplies could take a significant amount of time. Our ability to supply products in sufficient capacity to meet demand is also dependent upon third party contractors to fill-finish, package and store such products. For a discussion of the risks associated with using third parties to perform manufacturing-related services for our products, see “Item 1A — Risk Factors — We Rely to a Large Extent on Third Parties in the Manufacturing of Our Products.” In the past, we have had to write down and incur other charges and expenses for products that failed to meet specifications. Similar charges may occur in the future. Any prolonged interruption in the operations of our existing manufacturing facilities could result in cancellations of shipments or loss of product in the process of being manufactured. Because our manufacturing processes are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all.

We Rely to a Large Extent on Third Parties in the Manufacturing of Our Products.

We rely on Genentech for all RITUXAN manufacturing. Genentech relies on a third party to manufacture certain bulk RITUXAN requirements. If Genentech or any third party upon which it relies does not manufacture or fill/finish RITUXAN in sufficient quantities and on a timely and cost-effective basis, or if Genentech or any third party does not obtain and maintain all required manufacturing approvals, our business could be harmed. We also rely heavily upon third party manufacturers and suppliers to manufacture and supply significant portions of the product components of ZEVALIN other than the bulk antibody.

We also source all of our fill-finish and the majority of our final product storage operations, along with a substantial portion of our packaging operations of the components used with our products, to a concentrated group of third party contractors. The manufacture of products and product components, fill-finish, packaging and storage of our products require successful coordination among ourselves and multiple third party providers. Our inability to coordinate these efforts, the lack of capacity available at the third party contractor or any other problems with the operations of these third party contractors could require us to delay shipment of saleable products, recall products previously shipped or impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share, and damage our reputation. Any third party we use to fill-finish, package or store our products to be sold in the U.S. must be licensed by the FDA. As a result, alternative third party providers may not be readily available on a timely basis.

Due to the unique nature of the production of our products, there are several single source providers of raw materials. We make every effort to qualify new vendors and to develop contingency plans so that production is not impacted by short-term issues associated with single source providers. Nonetheless, our business could be materially impacted by long term or chronic issues associated with single source providers.

The Manufacture of Our Products is Subject to Government Regulation.

We and our third party providers are generally required to maintain compliance with current Good Manufacturing Practice, or cGMP, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Any changes of suppliers or modifications of methods of manufacturing require amending our application to the FDA and ultimate amendment acceptance by the FDA prior to release of product to the market place. Our inability or the inability of our third party service providers to demonstrate ongoing cGMP compliance could require us to withdraw or recall product and interrupt commercial supply of our products. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. This could increase our costs, cause us to lose revenue or market share and damage our reputation.

Royalty Revenues Contribute to Our Overall Profitability and Are Not Within Our Control.

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

Our Operating Results Are Subject to Significant Fluctuations.

Our quarterly revenues, expenses and net income have fluctuated in the past and are likely to fluctuate significantly in the future. Fluctuation may result from a variety of factors, including:

•	demand and pricing for our products;

•	physician and patient acceptance of our products;

•	amount and timing of sales orders for our products;

•	our achievement of product development objectives and milestones;

•	research and development and manufacturing expenses;

•	clinical trial enrollment and expenses;

•	our manufacturing performance and capacity and that of our partners;

•	percentage of time that our manufacturing facilities are utilized for commercial versus clinical manufacturing;

•	rate and success of product approvals;

•	costs related to obtain product approvals, launching new products and maintaining market acceptance for existing products;

•	timing of regulatory approval, if any, of competitive products and the rate of market penetration of competing products;

•	new data or information, positive or negative, on the benefits and risks of our products or products under development;

•	expenses related to protecting our intellectual property;

•	expenses related to litigation and settlement of litigation;

•	payments made to acquire new products or technology;

•	write downs and write offs of inventories, intangible assets, goodwill or investments;

•	impairment of assets, such as buildings and manufacturing facilities;

•	government or private healthcare reimbursement policies;

•	collaboration obligations and copromotion payments we make or receive;

•	timing and nature of contract manufacturing and contract research and development payments and receipts;

•	interest rate fluctuations;

•	changes in our effective tax rate;

•	foreign currency exchange rates; and

•	overall economic conditions.

Our operating results during any one quarter do not necessarily suggest the anticipated results of future quarters.

Our Sales Depend on Payment and Reimbursement from Third Party Payors, and a Reduction in Payment Rate or Reimbursement Could Result in Decreased Use or Sales of Our Products.

In both domestic and foreign markets, sales of our products are dependent, in part, on the availability of reimbursement from third party payers such as state and federal governments under programs such as Medicare and Medicaid in the U.S., and private insurance plans. In certain foreign markets, the pricing and profitability of our products generally are subject to government controls. In the U.S., there have been, there are, and we expect there will continue to be, a number of state and federal proposals that could limit the amount that state or federal governments will pay to reimburse the cost of pharmaceutical and biologic products. Recent Medicare reforms have lowered the reimbursement rate for many of our products. We are not able to predict the full impact of these reforms and their regulatory requirements on our business. However, we believe that legislation or regulatory action that reduces reimbursement for our products could adversely impact our business. In addition, we believe that private insurers, such as managed care organizations, may adopt their own reimbursement reductions unilaterally, or in response to such action. Reduction in reimbursement for our products could have a material adverse effect on our results of operations. Also, we believe the increasing emphasis on management of the utilization and cost of health care in the U.S. has and will continue to put pressure on the price and usage of our products, which may adversely impact product sales. Further, when a new therapeutic product is approved, the availability of governmental and/or private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our approved products or product candidates, including those at any stage of development, and current reimbursement policies for marketed products may change at any time. In addition, benefit designs by government and private payers that provide coverage but require more cash outlay from the patient may have the affect of reducing utilization of our products.

Recent Medicare reforms also added an expanded prescription drug benefit beginning in 2006 for all Medicare beneficiaries that choose to enroll. The temporary drug discount card program that was established for the purpose of providing interim opportunities for discounts to Medicare beneficiaries is being phased out in 2006. Meanwhile, the new Part D pharmacy benefit for Medicare beneficiaries is undergoing enrollment for implementation in 2006. The federal government, through the manner in which it has shaped this program, is encouraging the commercial plans and managed care entities that administer the new benefit to demand discounts from pharmaceutical and biotechnology companies. In addition, certain states have proposed and certain other states have adopted various programs for seniors and low-income individuals where a condition of coverage is that the manufacturer provide a discounted price, as well as programs involving importation from other countries, such as Canada, and bulk purchasing of drugs.

If reimbursement for our marketed products changes adversely or if we fail to obtain adequate reimbursement for our other current or future products, health care providers may limit how much or under what circumstances they will prescribe or administer them, which could reduce the use of our products or cause us to reduce the price of our products.

In 2003, Congress revised the statutory provisions governing Medicare payment for drugs, biologics and radiopharmaceuticals furnished by physicians, suppliers, and hospital outpatient departments. For physicians and suppliers, beginning in 2005, Medicare began to set payment rates for drugs and biologicals they furnish at ASP plus 6 percent, which lowered payment rates for our products. These rates have been and will be updated quarterly. The revisions for payments to hospital outpatient departments included a transitional change to the payment methodology in 2004 and 2005, which lowered payment rates for our products in those years. The methodology has changed again in 2006, with payment rates being set at the same ASP plus 6 percent methodology used to reimburse physicians and suppliers since 2005. While physicians and suppliers adjusted to the change to the ASP payment methodology in 2005, that is not true for products dispensed in the hospital outpatient setting. Some of our products, such as RITUXAN, are not frequently provided in hospital outpatient departments so a majority of patients receiving the products should not be affected by these rate changes. Other products, such as ZEVALIN, are used primarily in the hospital outpatient setting and we are uncertain as to whether hospitals will view the 2006 rates favorably and therefore choose to provide ZEVALIN to their patients.

We encounter similar regulatory and legislative issues in most other countries. In the EU and some other international markets, the government provides health care at low direct cost to consumers and regulates pharmaceutical prices or patient reimbursement levels to control costs for the government-sponsored health care system. This international patchwork of price regulation may lead to inconsistent prices and some third party trade in our products from markets with lower prices. Such trade exploiting price differences between countries could undermine our sales in markets with higher prices.

We May Be Unable to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third Party Patents.

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

Legislative or Regulatory Changes Could Harm Our Business.

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

Failure to Comply with Government Regulations Regarding Our Products Could Harm Our Business.

Our activities, including the sale and marketing of our products, are subject to extensive government regulation and oversight, including regulation under the federal Food, Drug and Cosmetic Act and other federal and state statutes. Pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting antitrust violations and violations of the Prescription Drug Marketing Act, or other violations related to environmental matters. Violations of governmental regulation may be punishable by criminal and civil sanctions, including fines and civil monetary penalties. We cannot predict with certainty the eventual outcome of any litigation in this area. If we were to be convicted of violating laws regulating the sale and marketing of our products, our business could be materially harmed.

Some of Our Activities may Subject Us to Risks under Federal and State Laws Prohibiting “Kickbacks” and False or Fraudulent Claims.

We are subject to the provisions of a federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, which prohibit payments intended to induce physicians or others either to purchase or arrange for or recommend the purchase of healthcare products or services. While the federal law applies only to products or services for which payment may be made by a federal healthcare program, state laws may apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers of drugs and biologicals, such as us, by limiting the kinds of financial arrangements, including sales programs, with hospitals, physicians, and other potential purchasers of drugs and biologicals. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance that can be substantial, including the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid).

Pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting violations of the federal False Claim Act, the federal anti-kickback statute, and other violations in connection with off-label promotion of products and Medicare and/or Medicaid reimbursement, or related to claims under state laws, including state anti-kickback and fraud laws. For example, we and a number of other major pharmaceutical and biotechnology companies are named defendants in certain Average Wholesale Price litigation pending in the U.S. District Court for the District of Massachusetts alleging, among other things, violations in connection with Medicaid reimbursement. See “Item 3 — Legal Proceedings” for a description of this litigation. While we continually strive to comply with these complex requirements, interpretations of the applicability of these laws to marketing practices is ever evolving and even an unsuccessful challenge could cause adverse publicity and be costly to respond to, and thus could have a material adverse effect on our business, results of operations and financial condition.

Failure to Prevail in Litigation or Satisfactorily Resolve a Third Party Investigation Could Harm Our Business.

Pharmaceutical and biotechnology companies have been the target of lawsuits relating to product liability claims and disputes over intellectual property rights (including patents). See “Item 1A — Risk Factors — We May Be Unable to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third Party Patents.” Additionally, the administration of drugs in humans, whether in clinical studies or commercially, can result in lawsuits with product liability claims whether or not the drugs are actually at fault in causing an injury. Our products or product candidates may cause, or may appear to have caused, injury or dangerous drug interactions that we may not learn about or understand until the product or product candidate has been administered to patients for a prolonged period of time. For example, in July 2005, a complaint was filed against us and Elan by the estate and husband of Anita Smith, a patient from the TYSABRI Phase 3 clinical study in combination with AVONEX, known as SENTINEL, who died after developing PML, a rare and frequently fatal, demyelinating disease of the central nervous system. We may face additional lawsuits with product liability and other related claims by patients treated with TYSABRI or related to TYSABRI, including lawsuits filed by patients who have developed PML or other serious adverse events while using TYSABRI.

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

We cannot predict with certainty the eventual outcome of any pending litigation or third party investigation. We may not be successful in defending ourselves or asserting our rights in the litigation or investigation to which we are currently subject, or in new lawsuits, investigations or claims brought against us, and, as a result, our business could be materially harmed. These lawsuits, investigations or claims may result in large judgments or settlements against us, any of which could have a negative effect on our financial performance and business. Additionally, lawsuits and investigations can be expensive to defend, whether or not the lawsuit or investigation has merit, and the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

We maintain product liability and director and officer insurance that we regard as reasonably adequate to protect us from potential claims, however we cannot be certain that it will. Also, the costs of insurance have increased dramatically in recent years, and the availability of coverage has decreased. As a result, we cannot be certain that we will be able to maintain our current product liability insurance at a reasonable cost, or at all.

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

We Rely Upon Key Personnel.

Our success will depend, to a great extent, upon the experience, abilities and continued services of our executive officers and key scientific personnel. If we lose the services of any of these individuals, our business could be harmed. We currently have an employment agreement with James C. Mullen, our Chief Executive Officer and President. Our success also will depend upon our ability to attract and retain other highly qualified scientific, managerial, sales and manufacturing personnel and our ability to develop and maintain relationships with qualified clinical researchers. Competition to obtain the services of these personnel and relationships is intense and we compete with numerous pharmaceutical and biotechnology companies as well as with universities and non-profit research organizations. We may not be able to continue to attract and retain qualified personnel or develop and maintain relationships with clinical researchers. One effect of recent workforce reductions is the loss of research, development and other personnel that could have contributed to our future growth. It remains to be seen whether the loss of such personnel will have an adverse effect on our ability to accomplish our research, development and external growth objectives.

Future Transactions May Harm Our Business or the Market Price of Our Stock.

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

We are Subject to Market Risk.

We have exposure to financial risk in several areas including changes in foreign exchange rates and interest rates. We attempt to minimize our exposures to such risks by using certain financial instruments, for purposes other than trading, in accordance with our overall risk management guidelines. See “Critical Accounting Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information regarding our accounting policies for financial instruments and disclosures of financial instruments.

Our Financial Position, Results of Operations and Cash Flows can be Affected by Fluctuations in Foreign Currency Exchange Rates.

We have operations in Europe, Japan, Australia and Canada in connection with the sale of AVONEX. We also receive royalty revenues based on worldwide product sales by our licensees and through Genentech on sales of RITUXAN outside of the U.S. As a result, our financial position, results of operations and cash flows can be affected by fluctuations in foreign currency exchange rates (primarily Euro, Swedish krona, British pound, Japanese yen, Canadian dollar and Swiss franc).

We use foreign currency forward contracts to manage foreign currency risk and do not engage in currency speculation. We use these forward contracts to hedge certain forecasted transactions denominated in foreign currencies. A hypothetical adverse 10% movement in foreign exchange rates compared to the U.S. dollar across all maturities (for example, a strengthening of the Euro) would result in a hypothetical loss in fair value of approximately $21 million. Our use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions.

We are Exposed to Risk of Interest Rate Fluctuations.

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

Volatility of Our Stock Price.

The market prices for our common stock and for securities of other companies engaged primarily in biotechnology and pharmaceutical development, manufacture and distribution are highly volatile. For example, the selling price of our common stock fluctuated between $70.00 per share and $33.18 per share during 2005. The market price of our common stock likely will continue to fluctuate due to a variety of factors, including:

•	material public announcements;

•	the announcement and timing of new product introductions by us or others;

•	material developments relating to TYSABRI;

•	events related to our other products or those of our competitors, including the withdrawal or suspension of products from the market;

•	technical innovations or product development by us or our competitors;

•	regulatory approvals or regulatory issues;

•	availability and level of third party reimbursement;

•	developments relating to patents, proprietary rights and Orphan Drug status;

•	results of late-stage clinical trials with respect to our products under development or those of our competitors;

•	new data or information, positive or negative, on the benefits and risks of our products or products under development;

•	political developments or proposed legislation in the pharmaceutical or healthcare industry;

•	economic and other external factors, disaster or crisis;

•	period-to-period fluctuations in our financial results or results which do not meet or exceed analyst expectations; and

•	market trends relating to or affecting stock prices throughout our industry, whether or not related to results or news regarding us or our competitors.

We Have Adopted Several Anti-takeover Measures As Well As Other Measures to Protect Certain Members of Our Management Which May Discourage or Prevent a Third Party From Acquiring Us.

A number of factors pertaining to our corporate governance discourage a takeover attempt that might be viewed as beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example:

•	we are subject to Section 203 of the Delaware General Corporation Law, which provides that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in Section 203;

•	our stockholder rights plan is designed to cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors;

•	our board of directors has the authority to issue, without a vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of common stock;

•	our amended and restated collaboration agreement with Genentech provides that, in the event we undergo a change of control, Genentech may present an offer to us to purchase our rights to RITUXAN. We must then accept Genentech’s offer or purchase Genentech’s rights to RITUXAN. If Genentech presents such an offer, then they will be deemed concurrently to have exercised a right, in exchange for a share in the operating profits or net sales in the U.S. of any other anti CD-20 products developed under the agreement, to purchase our interest in each such product. The rights of Genentech described in this paragraph may limit our attractiveness to potential acquirors;

•	our collaboration agreement with Elan provides Elan with the option to buy the rights to TYSABRI in the event that we undergo a change of control, which may limit our attractiveness to potential acquirors;

•	our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year;

•	advance notice is required for nomination of candidates for election as a director and for proposals to be brought before an annual meeting of stockholders; and

•	our bylaws provide that, until November 12, 2006, the affirmative vote of at least 80% of our board of directors (excluding directors who are serving as an officer or employee) is required to remove James C. Mullen as our Chief Executive Officer and President.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties

Cambridge, Massachusetts

Our principal executive offices are located in Cambridge, Massachusetts. In Cambridge, we own approximately 633,792 square feet of real estate space, consisting of a 246,500 square foot building that houses laboratory and office space; an approximately 259,000 square foot building that primarily contains research and development and process development operations; and two other buildings, consisting of an aggregate of approximately 128,292 square feet, which primarily contain laboratories, purification, aseptic bottling facilities, office space, and 6,130 square feet which we lease to a third party under a lease which expires in 2008. We also have development options for additional property in Cambridge. We lease a total of approximately 322,804 square feet, consisting of additional office, manufacturing, and research and development space, in all or part of five other buildings in Cambridge. The lease expiration dates for our leased sites range from 2006 to 2015.

San Diego and Oceanside, California

In San Diego, California, we own approximately 42.6 acres of land upon which we have our oncology research and development campus. The campus consists of five interconnected buildings, which primarily contain laboratory and office space, totaling approximately 348,308 square feet. In June 2005, we sold our large-scale biologics manufacturing facility in Oceanside, California, known as “NIMO,” to Genentech along with approximately 60 acres of real property located in Oceanside, California upon which NIMO is located. In February 2006, we sold our NICO clinical manufacturing facility in Oceanside, California to Genentech. In addition, we are seeking to divest certain other real property that we own in Oceanside, California.

Research Triangle Park, North Carolina

In Research Triangle Park, North Carolina, we own approximately 539,549 square feet of real estate space. This includes a 108,000 square foot biologics manufacturing facility, a 232,000 square foot large scale manufacturing plant, a second large-scale purification facility of 42,000 square feet, and a 150,000 square foot laboratory office building. We manufacture bulk AVONEX at the biologics manufacturing facility. We manufacture bulk AMEVIVE and TYSABRI at the large scale manufacturing facility. We plan to use this facility to manufacture other products in our pipeline. We are continuing further expansion in Research Triangle Park with ongoing construction of several projects to increase our manufacturing flexibility, including the construction of a clinical aseptic fill-finish facility.

International

We lease office space in Zug, Switzerland, our international headquarters, the United Kingdom, Germany, Austria, France, Belgium, Spain, Portugal, Denmark, Sweden, Finland, Norway, Japan, Australia and Canada. In addition, we lease approximately 39,826 square feet of real estate in Hoofddorp, The Netherlands, which consists of office space, a storage facility, a packaging facility where we perform some of our AVONEX packaging operations, and quality control operations. We also lease 47,361 square feet of real estate space in Lijnden, The Netherlands, consisting of office space and warehouse space, and 8,342 square feet of real estate space in Amsterdam, The Netherlands, for our QC Laboratory. In addition, we own approximately 60 acres of property in Hillerod, Denmark. In August 2004, we restarted construction of our large-scale biologic manufacturing facility in Hillerod, Denmark to be used to manufacture TYSABRI and other products in our pipeline. After our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk manufacturing component of the large-scale biologic manufacturing facility and add a labeling and packaging component to the project. We decided not to proceed with the fill-finish component of the large-scale biological manufacturing facility. For a discussion of our plans for the Hillerod, Denmark large-scale manufacturing facility, see “Item 1A− Risk Factors — We are Subject to Risks Related to the Products That We Manufacture.”

Item 3.	Legal Proceedings

On March 2, 2005, we, along with William H. Rastetter, our former Executive Chairman, and James C. Mullen, our Chief Executive Officer, were named as defendants in a purported class action lawsuit, captioned Brown v.

Biogen Idec Inc., et al., filed in the U.S. District Court for the District of Massachusetts (the “Court”). The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between February 18, 2004 and February 25, 2005. The plaintiff alleges that the defendants made materially false and misleading statements regarding potentially serious side effects of TYSABRI in order to gain accelerated approval from the FDA for the product’s distribution and sale. The plaintiff alleges that these materially false and misleading statements harmed the purported class by artificially inflating our stock price during the purported class period and that company insiders benefited personally from the inflated price by selling our stock. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. Substantially similar actions, captioned Grill v. Biogen Idec Inc., et al. and Lobel v. Biogen Idec Inc., et al., were filed on March 10, 2005 and April 21, 2005, respectively, in the same court by other purported class representatives. Those actions have been assigned to District Judge Reginald C. Lindsay and Magistrate Judge Marianne C. Bowler. On July 26, 2005, the three cases were consolidated and by Margin Order dated September 23, 2005, Magistrate Judge Bowler appointed lead plaintiffs and approved their selection of co-lead counsel. An objection to the September 23, 2005 order was filed on October 7, 2005. The affected plaintiffs’ objection is fully briefed and is pending with the Court. We believe that the actions are without merit and intend to contest them vigorously. At this early stage of litigation, we cannot make any estimate of a potential loss or range of loss.

On March 4, 2005, a purported shareholder derivative action, captioned Halpern v. Rastetter, et al. (“Halpern”), was filed in the Court of Chancery for the State of Delaware, in New Castle County (the “Chancery Court”), on our behalf, against us as nominal defendant, our Board of Directors and our former general counsel. The plaintiff derivatively claims breaches of fiduciary duty by our Board of Directors for inadequate oversight of our policies, practices, controls and assets, and for recklessly awarding executive bonuses despite alleged awareness of potentially serious side effects of TYSABRI and the potential for related harm to our financial position. The plaintiff also derivatively claims that our former Executive Chairman, former general counsel and a director misappropriated confidential company information for personal profit by selling our stock while in possession of material, non-public information regarding the potentially serious side effects of TYSABRI, and alleges that our Board of Directors did not ensure that appropriate policies were in place regarding the control of confidential information and personal trading in our securities by officers and directors. The plaintiff seeks unspecified damages, profits, the return of all bonuses paid by us, costs and attorneys’ fees. A substantially similar action, captioned Golaine v. Rastetter, et al. (“Golaine”), was filed on March 14, 2005 in the same court. Neither of the plaintiffs made presuit demand on our Board of Directors prior to filing their respective actions. We filed an Answer and Affirmative Defenses in Halpern on March 31, 2005 and our Board of Directors filed an Answer and Affirmative Defenses on April 11, 2005, which was amended as of April 12, 2005. By Order dated April 14, 2005, Halpern and Golaine were consolidated, captioned In re Biogen Idec Inc. Derivative Litigation (the “Delaware Action”) and the Halpern complaint was deemed the operative complaint in the Delaware Action. On May 19, 2005, we and our Board of Directors filed a motion seeking judgment on the pleadings, and on August 3, 2005, plaintiffs filed a motion seeking voluntary dismissal of the action. On September 27, 2005, the Chancery Court entered an Order providing that the plaintiffs in the purported derivative cases pending in the Superior Court of California and the Middlesex Superior Court for the Commonwealth of Massachusetts may file a complaint in intervention in the Delaware Action not later than October 28, 2005 (the “Delaware Order”). The Delaware Order further provides that if no such complaint in intervention is timely filed, then the Court shall enter a further order and final judgment finding that the Delaware Action has not alleged, as a matter of controlling substantive Delaware law, demand excusal as to the claims raised in the Delaware Action and granting defendants’ motions and dismissing the litigation with prejudice on the merits. No complaint in intervention was filed. Accordingly, by Order dated November 14, 2005, the Court dismissed the Delaware Action with prejudice on the merits. The time for filing an appeal in the Delaware Action has expired and no such appeal was taken.

On March 9, 2005, two additional purported shareholder derivative actions, captioned Carmona v. Mullen, et al. (“Carmona”) and Fink v. Mullen, et al. (“Fink”), were brought in the Superior Court of the State of California, County of San Diego (the “California Court”), on our behalf, against us as nominal defendant, our Board of Directors and our chief financial officer. The plaintiffs derivatively claim breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment against all defendants. The plaintiffs also derivatively claim insider selling in violation of California Corporations Code § 25402 and breach of fiduciary duty and misappropriation of information against certain defendants who sold our securities during the period of February 18, 2004 to the date of the complaints. The plaintiffs allege that the defendants caused and/or allowed us to issue, and conspired, aided and abetted and acted in concert in concealing that we were issuing, false and misleading press releases about the safety of TYSABRI and its financial prospects which resulted in legal claims being asserted against us, irreparable harm to our corporate image, depression of our stock price and impairment of our ability to raise capital. The plaintiffs also allege that certain defendants sold personally owned shares of our stock while in possession of material, undisclosed, adverse information. The plaintiffs seek unspecified damages, treble damages for the purported insider trading in violation of California Corporate Code § 25402, equitable relief including restriction of the defendants’ trading proceeds or other assets, restitution, disgorgement and costs, including attorneys’ fees and expenses. Neither of the plaintiffs made presuit demand on the Board of Directors prior to filing their respective actions. On April 11, 2005, all defendants filed a Motion To Stay Proceedings in both Carmona and Fink, which the plaintiffs’ opposed, pending resolution of the Delaware Action. On May 11, 2005, the California Court consolidated the Carmona and Fink cases (the “California Action”). On May 27, 2005, the California Court granted defendants’ Motion to Stay; the stay currently remains in effect. On September 27, 2005, defendants provided plaintiffs with a copy of the Delaware Order. Plaintiffs did not file a complaint in intervention in the Delaware Action. On December 23, 2005, defendants filed and served a notice advising the California Court of the dismissal of the Delaware Action. On January 24, 2006, the parties submitted a proposed scheduling order addressing amendments to the original pleading and motion to dismiss briefing, which the Court entered on January 25, 2006. Pursuant to that scheduling order, on February 3, 2006, plaintiffs filed an amended complaint, which, among other amendments to the allegations, added our former general counsel as a defendant. Defendants’ response to the amended complaint is due in early March, and briefing is to be completed prior to the hearing scheduled for late April 2006. These purported derivative actions do not seek affirmative relief from the Company. We believe the plaintiffs’ claims lack merit and intend to litigate the dispute vigorously. We are currently unable to determine whether resolution of this matter will have a material adverse impact on our financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of this matter.

On June 20, 2005, a purported class action, captioned Wayne v. Biogen Idec Inc. and Elan Pharmaceutical Management Corp., was filed in the U.S. District Court for the Northern District of California (the “California District Court”). On August 15, 2005, the plaintiff filed an amended complaint. The amended complaint purports to assert claims for strict product liability, medical monitoring and concert of action arising out of the manufacture, marketing, distribution and sale of TYSABRI. The action is purportedly brought on behalf of all persons in the U.S. who have had infusions of TYSABRI and who have not been diagnosed with any medical conditions resulting from TYSABRI use. The plaintiff alleges that defendants, acting individually and in concert, failed to warn the public about purportedly known risks related to TYSABRI use. The plaintiff seeks to recover the cost of periodic medical examinations, restitution, interest, compensatory and punitive damages, and attorneys’ fees. On January 20, 2006, the parties filed a stipulation of dismissal with prejudice, which the Court entered on January 24, 2006.

Our Board of Directors has received letters, dated March 1, 2005, March 15, 2005 and May 23, 2005, respectively, on behalf of purported owners of our securities purportedly constituting demands under Delaware law. A supplement to the March 1 letter was received on March 2, 2005. The letters generally allege that certain of our officers and directors breached their fiduciary duty to us by selling personally held shares of our securities while in possession of material, non-public information about potential serious side effects of TYSABRI. The letters generally request that our Board of Directors take action on our behalf to recover compensation and profits from the officers and directors, consider enhanced corporate governance controls related to the sales of securities by insiders, and pursue other such equitable relief, damages, and other remedies as may be appropriate. A special litigation committee of our Board of Directors was formed, and, with the assistance of independent outside counsel, investigated the allegations set forth in the demand letters. By letters dated August 17, 2005 and October 1, 2005, our Board of Directors informed those shareholders that it would not take action as demanded because it was the Board’s determination that such action was not in the best interests of the Company. On June 23, 2005, one of the purported shareholders who made demand filed a purported derivative action in the Middlesex Superior Court for the Commonwealth of Massachusetts (the “Massachusetts Court”), on our behalf, against us as nominal defendant, our former general counsel, a member of our Board of Directors and our former Executive Chairman. The plaintiff derivatively claims that our former Executive Chairman, former general counsel and the director defendant misappropriated confidential company information for personal profit by selling our stock while in possession of material, non-public information regarding the potentially serious side effects of TYSABRI. The plaintiff seeks disgorgement of profits, costs and attorneys’ fees. On September 27, 2005, the plaintiff was provided with a copy of the Delaware Order and responded on September 28, 2005, that he would not be moving to intervene in Delaware. On October 4, 2005, all defendants filed motions seeking dismissal of the action and/or judgment on the pleadings, and the Company also filed a supplemental motion seeking judgment on the pleadings. Also on October 4, 2005, the plaintiff filed a cross-motion seeking leave to amend the complaint, which the Company has opposed. On November 14, 2005, the Massachusetts Court heard oral argument on the various motions. By Memorandum and Order dated January 31, 2006, the Massachusetts Court granted leave to amend and, as to such amended complaint, granted Defendants’ motion to dismiss.

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

On June 9, 2005, we, along with numerous other companies, received a request for information from the U.S. Senate Committee on Finance, or the Committee, concerning the Committee’s review of issues relating to the Medicare and Medicaid programs’ coverage of prescription drug benefits. On January 9, 2006, we, along with numerous other companies, received a further request for information from the Committee. We are cooperating fully with the Committee’s information requests. We are unable to predict the outcome of this review or the timing of its resolution at this time.

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

On August 10, 2004, Classen Immunotherapies, Inc. filed suit against us, GlaxoSmithKline, Chiron Corporation, Merck & Co., Inc., and Kaiser-Permanente, Inc. in the U.S. District Court for the District of Maryland, contending that we induced infringement of U.S. patents 6,420,139, 6,638,739, 5,728,385, and 5,723,283, all of which are directed to various methods of immunization or determination of immunization schedules. The inducement of infringement claims are based on allegations that we “provided instructions and/or recommendations on a proper immunization schedule for vaccines” to other defendants who are alleged to have directly infringed the patents at issue. We are investigating the allegations, however, we do not believe them to be based in fact. On November 19, 2004, we, along with GlaxoSmithKline, filed a joint motion to dismiss three of the four counts of the complaint. The court granted that motion on July 22, 2005. On August 1, 2005, Classen filed a motion for reconsideration, which the court denied on December 14, 2005. Classen also filed a motion to dismiss the third, and final, count against the Company with prejudice. We did not oppose that motion, and the Court dismissed that count against GlaxoSmithKline and us in its December 14, 2005 order. On January 5, 2006, Classen filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit of the Court’s July 22, 2005 and December 14, 2005 decisions. Under our 1988 license agreement with GlaxoSmithKline, GlaxoSmithKline is obligated to indemnify and defend us against these claims. In the event that the nature of the claims change such that GlaxoSmithKline is no longer obligated to indemnify and defend us and we are unsuccessful in the present litigation we may be liable for damages suffered by Classen and such other relief as Classen may seek and be granted by the court. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in certain cases, Biogen Idec Inc., was named as a defendant in lawsuits filed by the City of New York and the following Counties of the State of New York: County of Albany, County of Allegany, County of Broome, County of Cattaraugus, County of Cayuga, County of Chautauqua, County of Chenango, County of Columbia, County of Cortland, County of Dutchess, County of Erie, County of Essex, County of Fulton, County of Genesee, County of Greene, County of Herkimer, County of Jefferson, County of Lewis, County of Madison, County of Monroe, County of Nassau, County of Niagara, County of Oneida, County of Onondaga, County of Ontario, County of Orleans, County of Putnam, County of Rensselaer, County of Rockland, County of St. Lawrence, County of Saratoga, County of Schuyler, County of Seneca, County of Steuben, County of Suffolk, County of Tompkins, County of Warren, County of Washington, County of Wayne, County of Westchester, and County of Yates. All of the cases, except for the County of Erie and County of Nassau cases, are the subject of a Consolidated Complaint, which was filed on June 15, 2005 in U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456. The County of Nassau, which originally filed its complaint on November 24, 2004, filed an amended complaint on March 24, 2005 and that case is also pending in the U.S. District Court for the District of Massachusetts. The County of Erie originally filed its complaint in Supreme Court of the State of New York on March 8, 2005. On April 15, 2005, Biogen Idec and the other named defendants removed the case to the U.S. District Court for the Western District of New York. On August 11, 2005, the Joint Panel on Multi-District Litigation issued a Transfer Order, transferring the case to the U.S. District Court for the District of Massachusetts. The County of Erie has filed a motion to remand the case back to the Supreme Court of the State of New York, which is currently pending before the District Court in the District of Massachusetts.

All of the complaints allege that the defendants fraudulently reported the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement, also referred to as Covered Drugs; marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and overcharged Medicaid for illegally inflated Covered Drugs reimbursements. The complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, all of the complaints, with the exception of the County of Erie complaint, allege that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements entered into with the Secretary of Health and Human Services, and excluded from their reporting certain drugs offered at discounts and other rebates that would have reduced the “best price.” On April 8, 2005, the court dismissed the claims brought by Suffolk County against Biogen Idec and eighteen other defendants in a complaint filed on August 1, 2003. The court held that Suffolk County’s documentation was insufficient to plead allegations of fraud. Neither Biogen Idec nor the other defendants have answered or responded to the complaints that are currently pending in the U.S. District Court for the District of Massachusetts, as all of the plaintiffs have agreed to stay the time to respond until a case management order and briefing schedule have been approved by the Court. Biogen Idec intends to defend itself vigorously against all of the allegations and claims in these lawsuits. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

Biogen Idec Inc., along with several other major pharmaceutical and biotechnology companies, was also named as a defendant in a lawsuit filed by the Attorney General of Arizona. The lawsuit was filed in the Superior Court of the State of Arizona on December 6, 2005. The complaint alleges that the defendants fraudulently reported the Average Wholesale Price for certain drugs covered by the State of Arizona’s Medicare and Medicaid programs, and marketed these drugs to providers based on the providers’ ability to collect inflated payments from the government and other third party payors. The complaint alleges violations of Arizona state law based on consumer fraud and racketeering. The defendants have removed this case to federal court and have petitioned the Joint Panel on Multi-District Litigation for a Transfer Order to transfer the case to Multi-District Litigation No. 1456 pending in the U.S. District Court for the District of Massachusetts. Biogen Idec intends to defend itself vigorously against all of the allegations and claims in this lawsuit. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

On January 6, 2006, we were served with a lawsuit, captioned United States of America ex rel. Paul P. McDermott v. Genentech, Inc. and Biogen Idec Inc., filed in the U.S. District Court for the District of Maine. The lawsuit was filed under seal on July 29, 2005 by a former employee of our co-defendant Genentech pursuant to the False Claims Act, 31 U.S.C. § 3729 et seq. On December 20, 2005, the U.S. government elected not to intervene, and the file was subsequently unsealed and served on us. The plaintiff alleges that we illegally marketed and promoted “off-label” uses of the prescription drug RITUXAN for the treatment of RA, and that this off-label marketing and promotion resulted in the defrauding of Medicare, Medicaid and Veterans Administration medical reimbursement systems. The plaintiff alleges, among other things, that we directly solicited physicians for off-label uses of RITUXAN for treating RA, paid physicians to promote these off-label uses of RITUXAN, trained our employees in methods of avoiding the detection of these off-label sales and marketing activities, and formed a network of employees whose assigned duties involved off-label promotion of RITUXAN. The plaintiff seeks the entry of judgment on behalf of the U.S. against the defendants as well as all costs, attorneys’ fees, statutory awards permitted under the False Claims Act and allowable interest. On February 27, 2006, we filed a motion to dismiss the complaint on the ground that the court lacks subject matter jurisdiction, the complaint fails to state a claim and the claims were not pleaded with particularity. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss. In addition, on February 24, 2006, Michael Bannester, whom we believe is affiliated with the law firm representing the McDermott plaintiff, filed a citizen’s petition with the FDA that alleges substantially the same allegations set forth in the McDermott complaint and requests that the FDA stay its approval of our request to market RITUXAN for the treatment of RA or that the petition be decided on an expedited basis. On February 28, 2006, the FDA approved the sBLA for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active RA who have had an inadequate response to one or more TNF antagonist therapies.

On February 24, 2006, a purported customer of TYSABRI in Louisiana commenced a Petition for Redhibition in the U.S. District Court for the Eastern District of Louisiana, against Biogen Idec and Elan Pharmaceuticals, captioned as Jill Czapla v. Biogen Idec and Elan Pharmaceuticals, Civil Action No. 06-0945. The plaintiff commenced the action on behalf of herself and all others similarly situated, specifically “all persons, natural and juridical, who purchased an infusion drug TYSABRI (natalizumab) in Louisiana.” The plaintiff seeks rescission of the sale, return of the purchase price, expenses incidental to the sale, attorneys’ fees and interest, but excludes from the relief sought any damages related to any personal injuries suffered because of the consumption of TYSABRI. We have not been served with the complaint and are presently evaluating the plaintiff’s contentions. We intend to defend ourselves vigorously against all of the allegations and claims in this lawsuit. At this stage of the litigation, we cannot make any estimate of potential loss or range of loss.

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

Market Information

Our common stock trades on The Nasdaq Stock Market under the symbol “BIIB.” The following table shows the high and low sales price for our common stock as reported by The Nasdaq Stock Market for each quarter in the years ended December 31, 2005 and 2004.

	Common Stock Price
	2005		2004
	High	Low	High	Low

First Quarter	$70.00	$33.85	$59.63	$36.60
Second Quarter	40.02	33.18	64.00	54.56
Third Quarter	43.41	33.88	63.50	53.06
Fourth Quarter	46.72	35.66	68.13	54.30

Holders

As of February 1, 2006, there were approximately 4,856 stockholders of record of our common stock. In addition, as of February 1, 2006, 814 stockholders of record of Biogen, Inc. common stock have yet to exchange their shares of Biogen common stock for our common stock as contemplated by the merger.

Dividends

We have not paid cash dividends since our inception. We currently intend to retain all earnings, if any, for use in the expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

				Total Number of
				Shares Purchased as	Number of Shares
	Total Number of			Part of Publicly	that may yet be
	Shares Purchased		Average Price Paid	Announced Program	Purchased under Our
Period	(#)(a)		per Share ($)	(#)(a)	Program (#)

October 2005	130		$38.02	—	11,916,400
November 2005	—		—	—	11,916,400
December 2005	—		—	—	11,916,400

Total	130	(b)	$38.02	—	11,916,400

(a)	In October 2004, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock. This repurchase program will expire no later than October 4, 2006. We publicly announced the repurchase program in our press release dated October 27, 2004 which was furnished to (and not filed with) the SEC as Exhibit 99.1 of our Current Report of Form 8-K filed on October 27, 2004.

(b)	These shares were used by certain employees to pay the exercise price of their stock options in lieu of paying cash or utilizing our cashless option exercise program.

Item 6.	Selected Consolidated Financial Data

The following financial data should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K, beginning on page F-1.

BIOGEN IDEC INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Years Ended December 31,
	2005	2004	2003 (2)	2002	2001
	(In thousands, except per share amounts)

Product revenues	$1,617,004	$1,486,344	$171,561	$13,711	$—
Revenue from unconsolidated joint business	708,881	615,743	493,049	385,809	251,428
Royalties	93,193	98,945	12,010	—	—
Corporate partner revenue	3,422	10,530	2,563	4,702	21,249
Total revenues	2,422,500	2,211,562	679,183	404,222	272,677
Total costs and expenses (1)	2,186,460	2,168,146	1,548,852	190,346	141,540
Income (loss) before income taxes (benefit)	256,195	64,093	(880,624)	231,522	161,604
Net income (loss)	160,711	25,086	(875,097)	148,090	101,659
Diluted earnings (loss) per share	0.47	0.07	(4.92)	0.85	0.58
Shares used in calculating diluted earnings (loss) per share	346,163	343,475	177,982	176,805	178,117
Cash, cash equivalents and marketable securities available-for-sale	2,055,131	2,167,566	2,338,286	1,447,865	866,607
Total assets	8,366,947	9,165,758	9,503,945	2,059,689	1,141,216
Notes payable, less current portion	43,444	101,879	887,270	866,205	135,977
Shareholders’ equity	6,905,876	6,826,401	7,053,328	1,109,690	956,479

(1)	Included in total costs and expenses in 2003 is a charge of $823.0 million for in-process research and development.

(2)	Includes the impact of our Merger with Biogen, Inc. on November 12, 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Biogen Idec creates new standards of care in oncology, neurology and immunology. As a global leader in the development, manufacturing, and commercialization of novel therapies, we transform scientific discoveries into advances in human healthcare. We currently have five products:

•	AVONEX® (interferon beta-1a). AVONEX is approved for the treatment of relapsing forms of multiple sclerosis, or MS, and is the most prescribed therapeutic product in MS worldwide. Globally over 130,000 patients have chosen AVONEX as their treatment of choice.

•	RITUXAN® (rituximab). RITUXAN is approved worldwide for the treatment of relapsed or refractory low-grade or follicular, CD20-positive, B-cell non-Hodgkin’s lymphomas, or NHLs. In February 2006, RITUXAN was approved by the U.S. Food and Drug Administration, or FDA, to treat previously untreated patients with diffuse, large B-cell NHL in combination with anthracycline-based chemotherapy regimens. In addition, in February 2006, the FDA approved the supplemental Biologics License Application, or sBLA, for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active rheumatoid arthritis, or RA, who have had an inadequate response to one or more TNF antagonist therapies. We market RITUXAN in the United States, or U.S., in collaboration with Genentech, Inc., or Genentech. All U.S. sales of RITUXAN are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis. Roche sells RITUXAN outside the U.S., except in Japan where it co-markets RITUXAN in collaboration with Zenyaku. We are working with Genentech and Roche on the development of RITUXAN in additional oncology and other indications.

•	TYSABRI® (natalizumab). TYSABRI was approved by the FDA in November 2004 to treat relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan Corporation plc, or Elan, voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification. In addition, we suspended dosing in clinical studies of TYSABRI in MS, Crohn’s disease and RA. These decisions were based on reports of cases of progressive multifocal leukoencephalopathy, or PML, a rare and frequently fatal, demyelinating disease of the central nervous system, in patients treated with TYSABRI in clinical studies. We and Elan conducted a safety evaluation of patients treated with TYSABRI in MS, Crohn’s disease and RA clinical studies. The safety evaluation included the review of any reports of potential PML in MS patients receiving TYSABRI in the commercial setting. In October 2005, we completed the safety evaluation of TYSABRI and found no new confirmed cases of PML. Three confirmed cases of PML were previously reported, two of which were fatal. In September 2005, we submitted an sBLA for TYSABRI to the FDA for the treatment of MS. The sBLA includes: final two-year data from the Phase 3 AFFIRM monotherapy trial and SENTINEL combination trial with AVONEX in MS; the integrated safety assessment of patients treated with TYSABRI in clinical trials; and a revised label and a risk minimization action plan. We and Elan have also submitted a similar data package to the European Medicines Agency, or EMEA. This information was supplied as part of the ongoing EMEA review process, which was initiated in the summer of 2004 with the filing for approval of TYSABRI as a treatment for MS. In November 2005, we were granted Priority Review status for the sBLA, which will result in action by the FDA approximately six months from the submission date, or by March 2006. In January 2006, we and Elan announced that we had received notification from the FDA that the Peripheral and Central Nervous System Drugs Advisory Committee would review TYSABRI for the treatment of MS on March 7, 2006. In February 2006, we and Elan announced that the FDA informed the companies that they removed the hold on clinical trial dosing of TYSABRI. We and Elan expect to begin an open-label, multi-center safety extension study of TYSABRI monotherapy in the U.S. and internationally in the coming weeks. We plan to work with regulatory authorities to determine the future commercial availability of TYSABRI. See “Item 1A. — Risk Factors — Safety Issues with TYSABRI Could Significantly Affect our Growth.”

•	ZEVALIN® (ibritumomab tiuxetan). The ZEVALIN therapeutic regimen, which features ZEVALIN, is a radioimmunotherapy that is approved for the treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell NHL, including patients with RITUXAN relapsed or refractory NHL. ZEVALIN is approved in the EU for the treatment of adult patients with CD20+ follicular B-cell NHL who are refractory to or have relapsed following RITUXAN therapy. We sell ZEVALIN to Schering AG for distribution in the EU, and receive royalty revenues from Schering AG on sales of ZEVALIN in the EU.

•	AMEVIVE® (alefacept). AMEVIVE is approved in the U.S. and other countries for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. We are seeking to divest AMEVIVE as part of a comprehensive strategic plan which is discussed below.

We also receive royalty revenues on sales by our licensees of a number of products covered under patents that we control, including on sales by Schering AG of ZEVALIN in the EU. In addition, we have a number of ongoing research and development programs in our core therapeutic areas and in other areas of interest.

Comprehensive Strategic Plan

In September 2005, we began implementing a comprehensive strategic plan designed to position us for long-term growth. The plan builds on the continuing strength of AVONEX and RITUXAN and other expected near-term developments. The plan has three principal elements: reducing operating expenses and enhancing economic flexibility by recalibrating our asset base, geographic site missions, staffing levels and business processes; committing significant additional capital to external business development and research opportunities; and changing our organizational culture to enhance innovation and support the first two elements of the plan. In conjunction with the plan, we consolidated or eliminated certain internal management layers and staff functions, resulting in the reduction of our workforce by approximately 17%, or approximately 650 positions worldwide. These adjustments took place across company functions, departments and sites, and were substantially implemented. In addition, we are seeking to divest several other non-core assets, including AMEVIVE, our NICO clinical manufacturing facility in Oceanside, California and certain real property in Oceanside, California. Our AMEVIVE assets held for sale include $8.0 million related to intangible assets, net, and $5.4 million for property, plant and equipment, net. In February 2006, we sold the NICO clinical manufacturing facility in Oceanside, California to Genentech.

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

The discussions for the years ended December 31, 2005 and 2004 in this Form 10-K represent our financial condition and results of operations for the years ended December 31, 2005 and 2004 and include the results of operations of the merged companies. The discussions for the year ended December 31, 2003 in this Form 10-K, unless indicated otherwise, represent our financial condition and results of operations for the year ended December 31, 2003 and include the results of operations of Biogen, Inc. for the period commencing November 13, 2003 through December 31, 2003 only. The results of operations of Biogen, Inc. (revenues and expenses) for the period commencing January 1, 2003 through November 12, 2003, unless indicated otherwise, are excluded from this Form 10-K.

Results of Operations

Revenues

	2005	2004	2003
	(In thousands)

Product sales
United States	$997,671	$986,050	$121,589
Rest of world	619,333	500,294	49,972

Total product sales	1,617,004	1,486,344	171,561
Revenue from unconsolidated joint business	708,881	615,743	493,049
Royalties	93,193	98,945	12,010
Corporate partner revenue	3,422	10,530	2,563

Total revenues	$2,422,500	$2,211,562	$679,183

Product Sales

	2005	2004	2003
	(In thousands)

AVONEX	$1,543,085	$1,417,157	$142,603
AMEVIVE	48,457	43,030	9,356
ZEVALIN	20,806	23,036	19,602
TYSABRI	4,656	3,121	—

Total product sales	$1,617,004	$1,486,344	$171,561

AVONEX is the most prescribed therapeutic product in MS worldwide. Globally over 130,000 patients have chosen AVONEX as their treatment of choice. During 2005, sales of AVONEX generated worldwide revenues of $1.5 billion, of which $938.7 million was generated in the U.S. and $604.4 million was generated outside the U.S., primarily in the EU. Product sales from AVONEX represent approximately 64% of our total revenues in 2005. During 2004, sales of AVONEX generated worldwide revenues of $1.4 billion, of which $922.6 million was generated in the U.S. and $494.6 million was generated outside the U.S., primarily in the EU. Product sales from AVONEX represent approximately 64% of our total revenues in 2004. In the U.S., product sales from AVONEX increased primarily due to price increases, offset by lower volume of sales year over year. Outside the U.S., product sales increased primarily due to increased sales volume year over year. In 2003, sales of AVONEX generated worldwide revenues of $142.6 million, of which $92.6 million was generated in the U.S. and $50.0 million in the rest of the world, primarily the EU. Product sales from AVONEX represented approximately 21% of our total revenues in 2003. We expect to face increasing competition in the MS marketplace in and outside the U.S. from existing and new MS treatments, including TYSABRI if it is reintroduced to the market, which may impact sales of AVONEX. We expect future growth in AVONEX revenues to be dependent to a large extent on our ability to compete successfully.

AMEVIVE was approved in the U.S. in 2003 for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. During 2005, sales of AMEVIVE generated revenues of $48.5 million, of which $34.9 million was generated in the U.S. and $13.6 million was generated outside of the U.S. Revenue outside of the U.S. increased primarily due to increased sales volume year over year, particularly in Canada, where AMEVIVE was approved for sale during 2004. During 2004, sales of AMEVIVE generated revenues of $43.0 million, substantially all in the U.S. In 2003, sales of AMEVIVE generated revenues of $9.4 million, substantially all in the U.S. Product sales from AMEVIVE represent approximately 2% of our total revenues in 2005 and 2004, respectively, and 1% in 2003.

ZEVALIN as part of the ZEVALIN therapeutic regimen, is approved as a treatment for relapsed or refractory low-grade, follicular, or transformed B-cell NHL including patients with RITUXAN refractory follicular NHL. In 2005, sales of ZEVALIN generated revenues of $19.4 million in the U.S. as compared to $18.7 million in 2004. The increase in product sales in the U.S. is attributable to higher sales volumes. Outside the U.S., we have licensed our marketing rights in ZEVALIN to Schering AG. In January 2004, the EMEA granted marketing approval of ZEVALIN in the EU for the treatment of adult patients with CD20+ follicular B-cell NHL who are refractory to or have relapsed following treatment with RITUXAN. Rest of world product sales for ZEVALIN for the year ended December 31, 2005 were $1.4 million compared to $4.3 million in 2004. The $4.3 million relates to ZEVALIN sold to Schering AG in 2003 and 2004, recognition of which had been deferred. The revenue was recognized in the fourth quarter of 2004, when an amendment to the license agreement was executed and the price of ZEVALIN became determinable. Product sales from ZEVALIN represented less than 1%, 1%, and 3% of our total revenues in 2005, 2004, and 2003, respectively.

In November 2004, TYSABRI was approved by the FDA as treatment for relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification. In the U.S., prior to the suspension, we sold TYSABRI to Elan who then distributed TYSABRI to third party distributors and other customers. In 2005, our revenue associated with sales of TYSABRI was $4.7 million, which consists of revenue from sales which occurred prior to our voluntary suspension. Sales from TYSABRI represent less than 1% of our total revenues in 2005. In 2004, our revenue associated with sales of TYSABRI was $3.1 million, which represents less than 1% of our total revenues in 2004. The voluntary suspension did not affect 2004 revenue. Also included as a reduction of TYSABRI revenue is $0.8 million of amortization related to approval and credit milestones. The approval and credit milestones were capitalized upon approval of TYSABRI in investments and other assets, and are being amortized over the remaining patent life of approximately 15 years. See also “Revenue Recognition and Accounts Receivable” under Critical Accounting Estimates for our method of recording revenue from TYSABRI sales.

Additionally, as of March 31, 2005, we deferred $14.0 million in revenue under our revenue recognition policy with Elan, which has been fully paid by Elan, related to sales of TYSABRI which had not yet been shipped by Elan and remains deferred at December 31, 2005. In July 2005, Elan agreed that we would not share the cost of this inventory if it were ultimately deemed non-saleable.

See also the risks affecting revenues described in “Item 1A. — Risk Factors — Our Revenues Rely Significantly on a Limited Number of Products” and “Item 1A. — Risk Factors — Safety Issues with TYSABRI Could Significantly Affect our Growth.”

Unconsolidated Joint Business Revenue

RITUXAN is currently marketed and sold worldwide for the treatment of certain B-cell NHLs. In February 2006, RITUXAN was approved by the FDA to treat previously untreated patients with diffuse, large B-cell NHL in combination with anthracycline-based chemotherapy regimens. In addition, in February 2006, the FDA approved the sBLA for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active RA who have had an inadequate response to one or more TNF antagonist therapies. We copromote RITUXAN in the U.S. in collaboration with Genentech under a collaboration agreement between the parties. Under the collaboration agreement, we granted Genentech a worldwide license to develop, commercialize and market RITUXAN in multiple indications. In exchange for these worldwide rights, we have copromotion rights in the U.S. and a contractual arrangement under which Genentech shares a portion of the pretax U.S. copromotion profits of RITUXAN with us. This collaboration was created through a contractual arrangement, not through a joint venture or other legal entity. In June 2003, we amended and restated our collaboration agreement with Genentech to include the development and commercialization of one or more anti-CD20 antibodies targeting B-cell disorders, in addition to RITUXAN, for a broad range of indications.

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

Under the terms of separate sublicense agreements between Genentech and Roche, commercialization of RITUXAN outside the U.S. is the responsibility of Roche, except in Japan where Roche copromotes RITUXAN in collaboration with Zenyaku. There is no direct contractual arrangement between us and Roche or Zenyaku.

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

Under the amended and restated collaboration agreement, our current pretax copromotion profit-sharing formula, which resets annually, is as follows:

Biogen Idec’s Share
Copromotion Operating Profits	of Copromotion Profits

First $50 million	30%
Greater than $50 million	40%

In 2005, 2004 and 2003, the 40% threshold was met during the first quarter. For each calendar year or portion thereof following the approval date of the first new anti-CD20 product, the pretax copromotion profit-sharing formula for RITUXAN and other anti-CD20 products sold by us and Genentech will change to the following:

	New Anti-CD20 U.S.	Biogen Idec’s Share
Copromotion Operating Profits	Gross Product Sales	of Copromotion Profits

First $50 million(1)	N/A	30%
Greater than $50 million	Until such sales exceed $150 million in any calendar year (2)	38%
	Or
	After such sales exceed $150 million in any calendar year and until such sales exceed $350 million in any calendar year (3)	35%
	Or
	After such sales exceed $350 million in any calendar year (4)	30%

(1) —	not applicable in the calendar year the first new anti-CD20 product is approved if $50 million in copromotion operating profits has already been achieved in such calendar year through sales of RITUXAN.

(2) —	if we are recording our share of RITUXAN copromotion profits at 40%, upon the approval date of the first new anti-CD20 product, our share of copromotion profits for RITUXAN and the new anti-CD20 product will be immediately reduced to 38% following the approval date of the first new anti-CD20 product until the $150 million new product sales level is achieved.

(3) —	if $150 million in new product sales is achieved in the same calendar year the first new anti-CD20 product receives approval, then the 35% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year. Once the $150 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years’ (after the first $50 million in copromotion operating profits in such years) will be 35% until the $350 million new product sales level is achieved.
(4) —	if $350 million in new product sales is achieved in the same calendar year that $150 million in new product sales is achieved, then the 30% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year (or January 1 of the second following calendar year if the first new anti-CD20 product receives approval and, in the same calendar year, the $150 million and $350 million new product sales levels are achieved). Once the $350 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years’ will be 30%.

Copromotion profits for the years ended December 31, 2005, 2004 and 2003, consist of the following (table in thousands):

	2005	2004	2003

Product revenues, net	$1,831,528	$1,573,228	$1,360,537
Costs and expenses	516,016	418,190	299,398

Copromotion profits	$1,315,512	$1,155,038	$1,061,139

Biogen Idec’s share of copromotion profits	$513,774	$457,025	$419,197

Net sales of RITUXAN to third-party customers in the U.S. recorded by Genentech for 2005 were $1.8 billion compared to $1.6 billion in 2004 and $1.4 billion in 2003. The increase in 2005 from 2004 and 2003 was primarily due to increased market penetration in treatments of B-cell NHLs and chronic lymphocytic leukemia, and increases in the wholesale price of RITUXAN effective October and July 2005 and September 2004.

We received royalties on sales of RITUXAN outside of the U.S. of $147.5 million in 2005 as compared to $121.0 million in 2004 and $67.9 million in 2003, which we include under “Revenue from unconsolidated joint business” in our consolidated statements of income.

Revenues from unconsolidated joint business for the years ended December 31, 2005, 2004 and 2003, consist of the following (table in thousands):

	2005	2004	2003

Copromotion profits	$513,774	$457,025	$419,197
Reimbursement of selling and development expenses	47,593	37,710	18,400
Royalty revenue on sales of RITUXAN outside the U.S.	147,514	121,008	67,869
RITUXAN clinical data purchased from Roche	—	—	(9,353)
Columbia patent royalty and interest payment	—	—	(3,064)

	$708,881	$615,743	$493,049

Our royalty revenue on sales of RITUXAN outside the U.S. is based on Roche and Zenyaku’s net sales to third-party customers and is recorded on a cash basis. The increase in royalty revenues in 2005 and 2004 is due to increased sales of RITUXAN outside the U.S, which is offset by an $11.3 million royalty credit to Genentech in 2005, which we expect to pay in 2006.

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

Revenues from unconsolidated joint business represented 29%, 28% and 73% of our total revenues in 2005, 2004 and 2003, respectively. The decrease in 2004 compared to 2003 is primarily due to former Biogen, Inc. revenue included in our results of operations for all of 2004 and for the period of November 12, 2003 through December 31, 2003.

Royalty Revenue

We receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control. Royalty revenues totaled $93.2 million in 2005 compared to $98.9 million in 2004 and $12.0 million in 2003. Royalty revenues represented 4% of total revenues in 2005 and 2004 and 2% of total revenues in 2003. Our royalty revenues on sales of RITUXAN outside the U.S. are included in “Revenue from unconsolidated joint business.”

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

We anticipate that total royalty revenues in 2006 will be consistent with our total royalty revenues in 2005. Royalty revenues may fluctuate as a result of fluctuations in sales levels of products sold by our licensees from quarter to quarter due to the timing and extent of major events such as new indication approvals or government-sponsored programs.

Corporate Partner Revenues

Corporate partner revenues consist of contract revenues and license fees. Corporate partner revenues totaled $3.4 million in 2005 compared to $10.5 million in 2004 and $2.6 million in 2003. Corporate partner revenues represented less than 1% of total revenues in 2005, 2004 and 2003. In 2004, we received a $10.0 million payment from Schering AG for the EMEA grant of marketing approval of ZEVALIN in the EU. The payment represented, in part, a milestone payment to compensate us for preparing, generating, and collecting data that was critical to the EMEA marketing approval process and, to which we have no continuing involvement.

Operating Costs and Expenses

	2005	2004	2003
	(In thousands)

Cost of product and royalty revenues	$373,614	$554,319	$284,739
Research and development	747,671	685,872	233,337
Selling, general and administrative	644,758	580,278	174,596
Acquired in-process research and development	—	—	823,000
Amortization of acquired intangible assets	302,305	347,677	33,180
Facility impairments and loss on sale	118,112	—	—

Total operating costs and expenses	$2,186,460	$2,168,146	$1,548,852

Cost of Product and Royalty Revenues

In 2005, total cost of product and royalty revenues was $373.6 million and consisted of product cost of revenues of $369.2 million and cost of royalty revenues of $4.4 million. Product cost of revenues consisted of $228.5 million related to AVONEX, $94.0 million related to AMEVIVE, $23.9 million related to TYSABRI and $22.8 million related to ZEVALIN. Approximately $66.0 million in cost of product revenues represents the difference between the cost of AMEVIVE inventory recorded at the Merger date and its historical manufacturing cost, which was recognized as cost of product revenues when the acquired inventory was sold or written-down in 2005. Of the $66.0 million of cost of product revenues related to AMEVIVE, approximately $31.8 million represents the write-down of AMEVIVE to its estimated net realizable value at December 31, 2005.

In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification. In addition, we suspended dosing in clinical studies of TYSABRI in MS, Crohn’s disease and RA. These decisions were based on reports of cases of PML, a rare and frequently fatal, demyelinating disease of the central nervous system in patients treated with TYSABRI in clinical studies. We and Elan conducted a safety evaluation of patients treated with TYSABRI in MS, Crohn’s disease and RA clinical studies. The safety evaluation included the review of any reports of potential PML in MS patients receiving TYSABRI in the commercial setting. In October 2005, we completed the safety evaluation and found no new confirmed cases of PML. Three confirmed cases of PML were previously reported, two of which were fatal. In September 2005, we submitted an sBLA for TYSABRI to the FDA for the treatment of MS. In November 2005, we were granted Priority Review status for the sBLA, which will result in action by the FDA approximately six months from the submission date, or by March 2006. In January 2006, we and Elan announced that we had received notification from the FDA that the Peripheral and Central Nervous System Drugs Advisory Committee would review TYSABRI for the treatment of MS on March 7, 2006. We and Elan have also submitted a similar data package to the EMEA. This information was supplied as part of the ongoing EMEA review process, which was initiated in the summer of 2004 with the filing for approval of TYSABRI as a treatment for MS. In February 2006, we and Elan announced that the FDA informed the companies that they removed the hold on clinical trial dosing of TYSABRI. We and Elan expect to begin an open-label, multi-center safety extension study of TYSABRI monotherapy in the U.S. and internationally in the coming weeks. We plan to work with regulatory authorities to determine if dosing in MS and other clinical studies will be re-initiated and the future commercial availability of the product. We cannot predict the outcome of our work with regulatory authorities. TYSABRI could be permanently withdrawn from the market or re-introduced to the market with significant restrictions on its permissible uses, “black box” or other significant safety warnings in its label and such other restrictions, requirements and limitations as the FDA, EMEA or other regulatory authorities may require. While we presently believe that we will be able to find a path forward for TYSABRI, there are no assurances as to the likelihood of success.

In light of our inability to predict to the required degree of certainty that our TYSABRI inventory would be realized in commercial sales prior to the expiration of its shelf life, we wrote-down all of the $19.1 million of TYSABRI inventory that had been included on the balance sheet as of December 31, 2004, which was charged to cost of product revenues. We manufactured TYSABRI during the first and second quarter of 2005 and completed our scheduled production of TYSABRI during July 2005. Because of the uncertain future commercial availability of TYSABRI and our inability to predict to the required degree of certainty that TYSABRI inventory will be realized in commercial sales prior to the expiration of its shelf life, we expensed $23.2 million of costs related to the manufacture of TYSABRI in the first quarter of 2005 to cost of product revenues. At the time of production, the inventory was believed to be commercially saleable. Beginning in the second quarter of 2005, as we were working with clinical investigators to understand the possible risks of PML, we charged the costs related to the manufacture of TYSABRI to research and development expense. As a result, we expensed $21.5 million related to the manufacture of TYSABRI to research and development expense during 2005. In the first quarter of 2006, in light of our expectation that we will reintroduce of TYSABRI to the U.S. market, we began a new manufacturing campaign for TYSABRI. See “Item 1A. — Risk Factors — Safety Issues with TYSABRI Could Significantly Affect Our Growth.”

We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual realizable value is less than that estimated by us, or if there are further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs may be required. This periodic review led to the write-downs of TYSABRI inventory as of December 31, 2004 and the expensing of TYSABRI during 2005, as described above, and may lead us to expense TYSABRI in subsequent periods.

Our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. Periodically, certain batches or units of product may no longer meet quality specifications or may expire. As a result, included in product cost of revenues were write-downs of commercial inventory that did not meet quality specifications or became obsolete due to dating expiration, in all cases this product inventory was written-down to its net realizable value. In 2005, we wrote-down $30.3 million, $12.0 million and $10.1 million of unmarketable inventory related to AMEVIVE, AVONEX and ZEVALIN, respectively, which was charged to cost of product revenues. The write-downs of AMEVIVE inventory consisted of $10.0 million of expired product and $20.3 million for product that failed to meet quality specifications. The write-downs of AVONEX inventory consisted of $8.4 million for remaining supplies of the alternative presentations of AVONEX that were no longer needed after the FDA approved a new component for the pre-filled syringe formulation of AVONEX in March 2005, $2.8 million for product that failed to meet quality specifications and $0.8 million of expired product. The ZEVALIN inventory was written-down when it was determined that it would not be marketable based on estimates of demand. Additionally, in the third quarter of 2005, we recorded a charge of $5.7 million to cost of product revenues related to an impairment of certain capitalized ZEVALIN patents, to reflect the adjustment to net realizable value.

As part of our comprehensive strategic plan, we are seeking to divest AMEVIVE. We have evaluated our AMEVIVE inventory based on third party contract negotiations and determined its expected net realizable value. As a result, we recorded charges of $31.8 million to cost of product revenues in 2005 to write-down AMEVIVE to its net realizable value at December 31, 2005. In addition, our AMEVIVE inventory balance at December 31, 2005 was $49.8 million, of which $24.8 million related to the historical manufacturing costs and $25.0 million related to the increase in fair market value of inventory acquired at the Merger.

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

We wrote-down $46.7 million of unmarketable inventory during 2004, which was charged to cost of product revenues and consisted of $16.2 million related to AVONEX, $9.7 million related to ZEVALIN, $1.7 million related to AMEVIVE and $19.1 million related to TYSABRI. The AVONEX and AMEVIVE inventory was written-down when it was determined that the inventory did not meet quality specifications. The ZEVALIN inventory was written-down when it was determined that the inventory did not meet quality specifications or when it was determined that the inventory would not be marketable based on estimates of demand.

In 2003, cost of product revenues consisted of $254.3 million related to AVONEX, $18.7 million related to ZEVALIN and $8.7 million related to AMEVIVE, of which $231.6 million represents the difference between the cost of inventory recorded at the acquisition date and its historical manufacturing cost for AVONEX and AMEVIVE. In 2003, we wrote-down $160.8 million related to AVONEX, $1.0 million related to AMEVIVE and $12.1 million related to ZEVALIN. Of the $160.8 million write-down related to AVONEX, $149.6 million represented the increase to fair market value of inventory acquired at the Merger and $11.2 million represented the historical manufacturing costs.

Non-GAAP gross margin on product revenues, which includes inventory written-down to its net realizable value, was approximately 77%, 63%, and (65)% in 2005, 2004, and 2003, respectively. The large fluctuation of gross margin on product revenues is due primarily to inventory acquired from Biogen, Inc. through the Merger. During 2003, we recorded the inventory that we acquired from Biogen, Inc. at its estimated fair value. The increase in the inventory’s basis to fair market value was recognized as cost of product revenues when the acquired inventory was sold or written-down. During the first half of 2004, we sold or wrote-down all remaining AVONEX inventory acquired through the Merger. As a result, gross margin on product sales increased significantly during 2005. Excluding the increase in fair market value related to purchase accounting, the effect of write-downs of commercial inventory to net realizable value, and costs related to the manufacture of TYSABRI that were included in cost of product revenues, non-GAAP pro forma gross margins of product revenues were 85%, 86%, and 84% in 2005, 2004, and 2003, respectively. We expect that gross margins will fluctuate in the future based on changes in product mix, write-downs of excess or obsolete inventories and new product initiatives.

Gross margin on royalty revenues were approximately 95%, 94%, and 92% in 2005, 2004, and 2003, respectively. We expect that gross margins on royalty revenues will fluctuate in the future based on changes in sales volumes for specific products from which we receive royalties.

Research and Development Expenses

Research and development expenses totaled $747.7 million in 2005 compared to $685.9 million in 2004 and $233.3 million in 2003. The increase of $61.8 million in research and development expenses in 2005 compared to 2004 primarily related to an upfront licensing fee and accrued milestones of $50.0 million related to a collaboration with PDL BioPharma, Inc., formerly known as Protein Design Labs, Inc., or PDL; $11.1 million related to biopharmaceutical operations and global quality initiatives for our manufacturing activities, which includes expenses related to the manufacture of TYSABRI; $16.7 million related to increased depreciation and infrastructure expenses; $7.1 million for discovery research initiatives; and $9.4 million related to increased pre-clinical research activities. These increases in research and development expenses were offset by a decrease of $31.4 million of expenses related to our ongoing clinical trials, primarily related to lower than expected clinical trial expenses for TYSABRI and AMEVIVE.

The increase in research and development expenses in 2004 over 2003 primarily related to a full year of the former Biogen, Inc. expenses in 2004 compared to the period from November 13, 2003 through December 31, 2003. The increase related to the former Biogen, Inc. was $432.8 million and consisted primarily of $74.3 million of expenses related to pre-clinical research activities, $144.0 million of development research activities, including clinical trials, related to TYSABRI and AMEVIVE, $84.2 million of biopharmaceutical operations expenses mainly attributable to manufacturing and supply chain functions, $96.1 million of increased depreciation and infrastructure costs related to the expansion of our manufacturing and research facilities, and $17.5 million for our joint development collaboration agreements.

We expect that research and development expenses will continue to increase in 2006 for a number of reasons, including our plans to commit significant additional capital to external business development and research opportunities. We manufactured TYSABRI during the first and second quarter of 2005 and completed our scheduled production of TYSABRI during July 2005. At the time, because of the uncertain future commercial availability of TYSABRI and our inability to predict to the required degree of certainty that TYSABRI inventory would be realized in commercial sales prior to the expiration of its shelf life, we expensed $23.2 million related to the manufacture of TYSABRI in the first quarter of 2005 to cost of product revenues. At the time of production, the inventory was believed to be commercially saleable. Beginning in the second quarter of 2005, we charged the costs related to the manufacture of TYSABRI to research and development expense. As a result, we expensed $21.5 million, related to the manufacture of TYSABRI to research and development expense during 2005. In the first quarter of 2006, in light of expectations of re-introduction of TYSABRI, we began a new manufacturing campaign.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $644.8 million in 2005 compared to $580.3 million in 2004 and $174.6 million in 2003. The increase of $64.5 million in selling, general and administrative expenses for the year ended December 31, 2005 primarily related to $19.7 million for oncology sales and marketing initiatives primarily due to a charge of $12.9 million related to a write-down of remaining prepaid expense associated with our arrangement with MDS (Canada), to its net realizable value; $8.0 million for neurology sales force expansion in the U.S.; $10.6 million for increased international neurology sales activities primarily in the EU; $7.2 million for customer service initiatives; partially offset by a decrease of $7.4 million related to our immunology sales and marketing programs largely due to the pending AMEVIVE divestiture. Included in the increase of selling, general and administrative fees for 2005 were approximately $15.7 million for administrative expenses, primarily related to consulting fees and grants, $8.6 million for information technology primarily compensation and consulting costs, and $7.1 million of compensation and other costs associated with the retirement of our former Executive Chairman in December 2005.

The increase in selling, general and administrative expenses for the year ended December 31, 2004 primarily related to a full year of the former Biogen, Inc. expenses in 2004 compared to the period from November 13, 2003 through December 31, 2003. The increase related to the former Biogen, Inc. was $410.1 million and consisted primarily of $192.9 million of expenses related to neurology and dermatology sales and marketing activities, primarily due to the launch of TYSABRI, $112.9 million of expenses related to our international selling, general and administrative initiatives, $64.2 million of expenses related to our finance and information technology infrastructure, and $34.6 million of expenses related to the expansion of our global medical affairs Phase IV initiatives.

We anticipate that total selling, general, and administrative expenses in 2006 will be higher than 2005 due to sales and marketing and other general and administrative expenses to primarily support AVONEX and TYSABRI, and legal expenses related to lawsuits, investigations and other matters resulting from the suspension of TYSABRI.

Severance and Other Costs from Restructuring Plan

In September 2005, we began implementing a comprehensive strategic plan designed to position us for long-term growth. In conjunction with the plan, we consolidated or eliminated certain internal management layers and staff functions, resulting in the reduction of our workforce by approximately 17%, or approximately 650 positions worldwide. These adjustments took place across Company functions, departments and sites, and were substantially implemented by the end of 2005. We have recorded restructuring charges associated with these activities, which consist primarily of severance and other employee termination costs, including health benefits, outplacement and bonuses. Other costs include write-downs of certain research assets that will no longer be utilized, consulting costs in connection with the restructuring effort and costs related to the acceleration of restricted stock, offset by the reversal of previously recognized compensation due to unvested restricted stock cancellations. For the year ended December 31, 2005, $20.0 million of restructuring charges are included in research and development expenses, and $11.4 million are included in selling, general and administrative expenses. These remaining unpaid costs at December 31, 2005 are included in accrued expenses and other on our consolidated balance sheet.

The components of the charges are as follows (table in thousands):

	Costs incurred	Paid/Settled through	Remaining liability at
	during 2005	December 31, 2005	December 31, 2005

Severance and employee termination costs incurred	$28,287	$(10,861)	$17,426
Other costs	3,118	(3,087)	31

	$31,405	$(13,948)	$17,457

We may have additional charges in future periods related to the plan. The amount of those charges cannot be determined at this time.

On December 16, 2005, William H. Rastetter, our former Executive Chairman, entered into a letter agreement confirming Dr. Rastetter’s retirement as Executive Chairman and Chairman of the Board and his resignation from the Board, all effective as of December 30, 2005. As a result, Dr. Rastetter was entitled to, among other things, payments equal to his 2005 target bonus and three times the sum of his annual salary and target bonus, immediate vesting of his unvested stock options and restricted stock awards. These charges related to Dr. Rastetter’s retirement amounted to $7.1 million, and no liability related to Dr. Rastetter’s retirement remained as of December 31, 2005.

In 2004, we recorded charges of $4.4 million related to severance obligations for certain employees affected by the Merger in our San Diego facilities, and $2.3 million of restructuring costs related to the relocation of our European headquarters. In 2003, we accrued $2.1 million of restructuring costs related to severance obligations for certain employees affected by the Merger in our Cambridge facilities, and accrued an additional $1.0 million of charges in 2004. At December 31, 2005, we have no significant remaining liabilities related to the 2003 and 2004 obligations.

Facility Impairments and Loss on Sale

In the third and fourth quarters of 2005, in connection with our comprehensive strategic plan, we recorded an impairment charge of $28.0 million to facility impairments and loss on sale, which reflects the adjustment to net realizable value of our NICO clinical manufacturing facility in Oceanside, California, and classified the asset as held for sale under SFAS 144.

On June 23, 2005, Genentech purchased our large-scale biologics manufacturing facility in Oceanside, California, known as “NIMO,” along with approximately 60 acres of real property located in Oceanside, California upon which NIMO is located, together with improvements, related property rights, and certain personal property intangibles and contracts at or related to the real property. Through the first quarter of 2005, we intended to hold and continue using the facility. In June 2005, we determined instead to accept an offer from Genentech to purchase the facility. Total consideration for the purchase was $408.1 million. The loss from this transaction was $83.5 million, which consisted primarily of the write-down of NIMO to its net selling price, sales and transfer taxes, and other associated transaction costs.

As of March 31, 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk manufacturing component of our large-scale biologic manufacturing facility in Hillerod. Additionally, we added a labeling and packaging component to the project. We also determined that we would no longer proceed with the fill-finish component of our large-scale biological manufacturing facility in Hillerod. As a result, in the first quarter of 2005, we wrote-off $6.2 million to facility impairments and loss on sale expense of engineering costs related to the fill-finish component that had previously been capitalized.

Other Income (Expense), Net

	December 31,
	2005	2004	2003
	(In thousands)

Interest income	$62,751	$57,225	$33,610
Interest expense	(9,647)	(18,898)	(15,182)
Other expense	(32,949)	(17,650)	(29,383)

Total other income (expense), net	$20,155	$20,677	$(10,955)

Interest income totaled $62.8 million in 2005 compared to $57.2 million in 2004 and $33.6 million in 2003. The increase in interest income in 2005 as compared to 2004 is primarily due to higher yields on our marketable securities portfolio. The increase in interest income in 2004 as compared to 2003 is primarily due to higher cash levels, primarily related to cash levels contributed by former Biogen, Inc., and higher yields on our marketable securities portfolio.

Interest expense totaled $9.6 million in 2005 compared to $18.9 million in 2004 and $15.2 million in 2003. The decrease in interest expense in 2005 compared to 2004 is a result of the repurchase of our senior notes due in 2032 in the second quarter for 2005. The increase in interest expense in 2004 compared to 2003 related to an updated estimation of the life of our senior notes due in 2032. In 2004, amortization of the issuance costs related to the senior notes increased $7.1 million. This was offset by lower noncash interest expense due to conversions throughout 2004 of our subordinated notes due in 2019, and higher capitalized interest expense in 2004.

Other expense as set forth in the preceding table included the following (table in thousands):

	December 31,
	2005	2004	2003

Impairments of marketable securities and investments	$(18,502)	$(18,482)	$—
Foreign exchange gains (losses)	(8,695)	5,353	1,319
Loss on sale of marketable securities available-for-sale	(5,333)	(4,090)	—
Gain on investments in executive deferred compensation plan	460	1,029	—
Gain (loss) on hedge ineffectiveness and discontinuance	1,291	(936)	—
Repayment of loan previously written-off	2,500	—	—
Settlement of litigation	(2,113)	—	—
Loan impairment	(2,301)	—	—
Donation to Biogen Idec Foundation	—	—	(10,000)
Settlement of patent disputes	—	—	(20,668)
Miscellaneous	(256)	(524)	(34)

Total other expense	$(32,949)	$(17,650)	$(29,383)

In December 2003, we contributed $10.0 million to the Biogen Idec Foundation. The foundation is to operate exclusively for the benefit of funding charitable, educational and scientific purposes. Certain directors, executive officers and other employees serve as directors and officers of the foundation. We classify charitable contributions to other expense.

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

As of December 31, 2005, we estimated future research and development expenses of approximately $66 million and $20 million would be incurred to complete the purchased neurology and rheumatology research projects, respectively. Since November 12, 2003, the date of the Merger, we have discontinued certain clinical trials. Estimates of expenses are net of any research and development expenses that were shared under collaborations with corporate partners. The projects, which were in various stages of development, from preclinical through Phase III clinical trials, are, unless they have been discontinued, expected to reach completion at various dates ranging from 2006 through 2010. Additionally, in connection with the voluntary suspension of marketing and commercial distribution of TYSABRI in February 2005, we suspended dosing in clinical trials of TYSABRI in MS, Crohn’s disease and RA.

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

Amortization of Intangible Assets

We recorded amortization expense of $302.3 million in 2005 compared to $347.7 million in 2004 and $33.2 million in 2003 related to the intangible assets of $3.7 billion acquired in the Merger. The decrease in 2005 largely relates to a change in estimate in the calculation of economic consumption for core technology, offset by a $7.9 million charge to write-down certain core technology intangible assets to net realizable value in 2005. Intangible assets consist of $3.0 billion in core technology, $578.0 million in patents and $64.0 million in trademarks. Amortization of the core technology is provided over the estimated useful lives of the technology ranging from 15 to 20 years, based on the greater of straight-line or economic consumption. Amortization of the out-licensed patents for which we receive royalties is provided over the remaining lives of the patents of 10 years. Trademarks have an indefinite life and, as such, are not amortized.

In the third quarter of 2005, we completed a review of our business opportunities in each of the relevant commercial markets in which our products are sold and determined their expected profitability. As a result of this review, in the third quarter of 2005, management determined that certain clinical trials would not continue which indicated that the carrying value of certain technology intangible assets related to future sales of AVONEX in Japan may not be recoverable. As a result, we recorded a charge of approximately $7.9 million to amortization of acquired intangible assets, which reflects the adjustment to net realizable value of technology intangible assets related to AVONEX. As part of our decision to divest our AMEVIVE product, we have reassessed our remaining intangible assets related to AMEVIVE, and have determined that there are no impairments related to these assets as a result of our decision to divest AMEVIVE. However, should new information arise, we may be required to take impairment charges related to certain of our intangibles.

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

Income Tax Provision

Our effective tax rate in 2005 was approximately 37.27% compared to 60.86% in 2004 and 0.63% in 2003. Our effective tax rate for 2005 varied from the U.S. federal statutory rate and prior years primarily due to the acquisition-related intangible amortization arising from purchase accounting related to foreign jurisdictions and a one-time tax charge related to the repatriation of a portion of the accumulated earnings of our foreign subsidiary offset, in part, by the effect of lower income tax rates (less than 35% U.S. statutory corporate rate) in certain non-U.S. jurisdictions in which we operate, tax credits allowed for research and experimentation expenses in the U.S., and the new domestic manufacturing deduction. Excluding the effect of purchase accounting adjustments, our 2005 non-GAAP effective tax rate would have been approximately 29%. Our effective tax rate for 2004 varied substantially from the U.S. federal statutory rate and prior years primarily due to the acquisition-related intangible amortization and inventory fair value adjustments arising from purchase accounting related to foreign jurisdictions offset, in part, by the effect of lower income tax rates (less than the 35% U.S. statutory corporate rate) in certain non-U.S. jurisdictions in which we operate and tax credits allowed for research and experimentation expenditures in the U.S. Excluding the effect of purchase accounting adjustments, our 2004 non-GAAP effective tax rate would have been approximately 32%. Our effective tax rate for 2003 varied substantially from the U.S. federal statutory rate and prior years primarily due to the pre-tax loss resulting from the write-off of non-deductible IPR&D and other costs in connection with the Merger with Biogen, Inc. which were not deductible for income tax purposes. Excluding the effect of our write-off of IPR&D, our 2003 non-GAAP effective tax rate would have been approximately 35%. We have tax credit carryforwards for federal and state income tax purposes available to offset future taxable income. The utilization of our tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate that this annual limitation will result only in a slight deferral in the utilization of our net tax credits. Based upon the level of historical taxable income and income tax liabilities and projections for future taxable income over the periods that our deferred tax assets are either tax deductible or to which our tax credits may be carried, we believe it is more likely than not that we will realize the entire benefits of our deferred tax assets. In the event that actual results differ from our estimates of future taxable income or we adjust our estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

On October 22, 2004, the American Jobs Creation Act of 2004, or the Act, was signed into law. The Act created a temporary incentive, which expired on December 31, 2005, for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate that could be as low as 5.25%. On December 21, 2004, the Financial Accounting Standards Board (FASB) issued FASB staff position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, or FSP 109-2. FSP 109-2 allowed companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS 109’s exception to recognizing deferred tax liabilities. We completed our evaluation during the fourth quarter of 2005 and decided to take advantage of this temporary tax incentive. A total distribution of $196 million was made by one of our foreign subsidiaries to one of our U.S. subsidiaries in December 2005. We incurred a charge to our consolidated results of operations of approximately $11.0 million in the fourth quarter of 2005 for the tax cost related to the distribution.

The Act also provides a deduction for domestic manufacturing, which reduced our effective tax rate by approximately 1.3% for the current year. We estimate that the deduction will reduce our effective tax rate by a higher amount in future years, as the deduction is fully phased-in.

During the fourth quarter of 2005, the Internal Revenue Service (”IRS”) completed its exam of legacy Biogen, Inc.’s, now Biogen Idec MA, Inc.’s, consolidated federal income tax returns for the fiscal years 2001 and 2002 and issued an assessment. We subsequently paid the majority of the amounts assessed and are appealing one issue. As a result of this and other income tax audit activity, Biogen Idec MA, Inc. reassessed its liability for income tax contingencies to reflect the IRS findings and recorded a $13.8 million reduction in these liabilities during the fourth quarter of 2005. The corresponding effects of the adjustments to the liability for income tax contingencies through 2004 resulted in a reduction in goodwill of $20.7 million for amounts related to periods prior to the acquisition by IDEC Pharmaceuticals Corporation and an increase in income tax expense associated with continuing operations of $6.9 million.

Financial Condition

We have financed our operating and capital expenditures principally through profits and other revenues from our joint business arrangement with Genentech related to the sale of RITUXAN, sales of AVONEX, AMEVIVE, and ZEVALIN, royalty revenues, corporate partner revenues, debt financing transactions and interest income. We expect to finance our current and planned operating requirements principally through cash on hand, which includes funds from our joint business arrangement with Genentech related to the sale of RITUXAN, commercial sales of AVONEX and ZEVALIN, royalties and existing collaborative agreements and contracts, and sales of TYSABRI if we are able to re-launch this product. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. Our working capital and capital requirements will depend upon numerous factors, including: the continued commercial success of AVONEX and RITUXAN and, to a lesser extent, ZEVALIN; the future commercial availability of TYSABRI if we are able to re-launch this product; the timing and expense of obtaining regulatory approvals for products in development; the cost of launching new products, and the success of those products; funding and timing of payments related to several significant capital projects, the progress of our preclinical and clinical testing; fluctuating or increasing manufacturing requirements and research and development programs; levels of resources that we need to devote to the development of manufacturing, sales and marketing capabilities, including resources devoted to the marketing of AVONEX, RITUXAN, ZEVALIN and future products, as well as the future marketing and manufacturing of TYSABRI if we are able to re-launch this product; technological advances; status of products being developed by competitors; our ability to establish collaborative arrangements with other organizations; and working capital required to satisfy the options of holders of our subordinated notes who may require us to repurchase their notes on specified terms or upon the occurrence of specified events. In connection with the strategic plan that we announced in September 2005, we intend to commit significant additional capital to external research and development opportunities.

Until required for operations, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and U.S. government instruments and other readily marketable debt instruments in accordance with our investment policy.

Cash, cash equivalents and marketable securities available-for-sale decreased to $2.1 billion at December 31, 2005 from $2.2 billion at December 31, 2004. Our operating activities generated $889.5 million of cash for the year ended December 31, 2005, as compared to $728.0 million for the year ended December 31, 2004.

Operating activities:  The increase in cash provided by operations during the year ended December 31, 2005 is primarily attributable to higher cash receipts from our customers and partners driven largely from growth in product sales and from our unconsolidated joint business arrangement. Net cash from operating activities for the year ended December 31, 2005, includes our net income of $160.7 million. Operating cash flows differ from net income as a result of non-cash charges or differences in the timing of cash flows and earnings recognition. Noncash charges of $402.2 million for depreciation and amortization, $118.1 million related to the loss on sale of our NIMO manufacturing facility in Oceanside, California and write-down of our NICO manufacturing facility in Oceanside, California to fair value, $19.2 million of interest expense and amortization of interest premium, $84.0 million related to the write-down of inventory to net realizable value, $16.9 million of impact on sales of stepped-up inventory, $25.4 million of tax benefits related to stock options and $33.7 million for the impairment of other investments and other long-lived assets, offset by $115.5 million for deferred income taxes.

Investing activities:  Our investing activities provided $417.7 million of cash in 2005 compared to utilizing $382.4 million of cash in 2004. Cash generated from investing activities consisted of $408.1 million of proceeds from the sale of our Oceanside, California manufacturing facility to Genentech on June 23, 2005, previously discussed in our results of operations. Additionally, approximately $447.9 million of net cash was provided from proceeds from sales of available-for-sale securities. We sold marketable securities in the second quarter of 2005 to fund the repurchase of our senior notes, discussed below. Cash used for investing activities consisted of $318.4 million to fund construction projects and purchase real property and equipment, including our research and development and administration campus in San Diego and manufacturing facility in Oceanside, and $119.9 million for investments in marketable securities of PDL, Sunesis Pharmaceuticals, Inc., or Sunesis, and other strategic investments.

Financing activities:  Cash generated from financing activities included $119.6 million from the exercise of stock options and employee stock purchase plans for stock-based compensation arrangements during 2005, and $10.5 million of loan proceeds to a joint venture that we consolidate. Cash outflows from financing activities included $746.4 million for the repurchase of our senior notes, discussed in detail below, $322.6 million for the repurchase of common stock under our stock repurchase program, and $9.6 million related to the change in our cash overdraft. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuation in the market value of our stock relative to the price of the options.

In April and May 2002, we raised through the issuance of our senior notes, approximately $696 million, net of underwriting commissions and expenses of $18.4 million. The senior notes are zero coupon and were priced with a yield to maturity of 1.75% annually. On April 29, 2005, holders of 99.2% of the outstanding senior notes exercised their right under the indenture governing the senior notes to require us to repurchase their senior notes. On May 2, 2005, we paid $746.4 million in cash to repurchase those senior notes with an aggregate principal amount at maturity of approximately $1.2 billion. The purchase price for the senior notes was $624.73 in cash per $1,000 principal amount at maturity, and was based on the requirements of the indenture and the senior notes. Additionally, we made a cash payment in 2005 of approximately $62 million for the payment of tax related to additional deductible interest expense for which deferred tax liabilities had been previously established. As of December 31, 2005, our remaining indebtedness under the senior notes was approximately $10.2 million at maturity.

In February 1999, we raised through the issuance of our subordinated notes, approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million. The subordinated notes are zero coupon and were priced with a yield to maturity of 5.5% annually. Upon maturity, the subordinated notes would have had an aggregate principal face value of $345.0 million. As of December 31, 2005, our remaining indebtedness under the subordinated notes was approximately $75.4 million at maturity, due to conversion of subordinated notes into common stock.

Each $1,000 aggregate principal face value subordinated note is convertible at the holder’s option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36 per share. During 2005, holders of the subordinated notes with a face value of approximately $143.8 million elected to convert their subordinated notes to approximately 5.8 million shares of our common stock. The remaining holders of the subordinated notes may require us to purchase the subordinated notes on February 16, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with us having the option to repay the subordinated notes plus accrued original issue discount in cash, common stock or a combination of cash and stock. We have the right to redeem at a price equal to the issue price plus the accrued original issue discount to the date of redemption all or a portion of the subordinated notes for cash at any time.

In August 2004, we restarted construction of our large-scale biologic manufacturing facility in Hillerod, Denmark. As of March 31, 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk manufacturing component of our large-scale biologic manufacturing facility in Hillerod. Additionally, we added a labeling and packaging component to the project. We also determined that we would no longer proceed with the fill-finish component of our large-scale biological manufacturing facility in Hillerod. The original cost of the project was expected to be $372.0 million. As of December 31, 2005, we had committed approximately $215.0 million to the project, of which $148.4 million has been paid. We expect the label and packaging facility to be substantially complete in 2006 and licensed for operation in 2007.

The timing of the completion and anticipated licensing of the Hillerod facility is in part dependent upon the commercial availability and potential market acceptance of TYSABRI. See “Item 1A. — Risk Factors — Safety Issues with TYSABRI Could Significantly Affect our Growth.” If TYSABRI were permanently withdrawn from the market, we would need to evaluate our long-term plan for this facility. If we are able to reintroduce TYSABRI to the market, we would need to evaluate our requirements for TYSABRI inventory and additional manufacturing capacity in light of the approved label and our judgment of the potential U.S. market acceptance of TYSABRI in MS, the probability of obtaining marketing approval of TYSABRI in MS in the EU and other jurisdictions, and the probability of obtaining marketing approval of TYSABRI in additional indications in the U.S., EU and other jurisdictions.

In June 2004, we commenced construction to add additional research facilities and administrative space to one of our existing buildings in Cambridge, Massachusetts. The cost of the project is estimated to be $75.0 million. As of December 31, 2005, we had committed approximately $72.2 million to the project, of which $63.1 million had been paid. The project was substantially complete in November 2005 and we occupied the new facility in December 2005.

In October 2004, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock will provide us with treasury shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program will expire no later than October 4, 2006. During 2005, we repurchased 7.5 million shares at a cost of $322.6 million. Approximately 11.9 million shares remain authorized for repurchase under this program at December 31, 2005.

In connection with the Merger, we assumed Biogen, Inc.’s Retirement Plan, a tax-qualified defined benefit pension plan. Prior to November 13, 2003, we did not have a pension plan. At October 31, 2003, Biogen, Inc. ceased allowing new participants into the plans. Effective December 31, 2003, Biogen, Inc. amended the plans so that no further benefits would accrue to participants. During 2004, we incurred charges of approximately $2.1 million related to transition benefits associated with the termination of the plans, and plan curtailment costs and additional premium costs related to the annuity transfer of approximately $3.0 million, which are included in our results of operations for 2004. At December 31, 2005, we had a liability of $0.3 million related to these plans. As of December 31, 2005, we had fulfilled our pension obligations, and all assets had been fully disbursed.

Use of Non-GAAP Financial Measures

We use non-GAAP gross margin of product sales measure in the “Cost of Product Revenues” section and non-GAAP effective tax rate measures in the “Income Tax Provision” section. These are non-GAAP financial measures. The most direct comparable GAAP financial measures of each non-GAAP financial measure as well as the reconciliation between each non-GAAP financial measure and the GAAP financial measure are presented in the discussions of the non-GAAP financial measures. We believe that the non-GAAP financial measures provide useful information to investors. In particular, we believe that the non-GAAP financial measures allow investors to monitor and evaluate our ongoing operating results and trends and gain a better understanding of our past performance as well as period-to-period performance.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations (excluding contingent milestone payments totaling $1.2 billion under our collaboration and license agreements, and construction commitments disclosed separately under “Financial Condition”) at December 31, 2005, and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
	Total	Less than	1-3	4-5	After
	Years	1 Year	Years	Years	5 Years
	(In thousands)

Non-cancelable operating leases	$129,644	$30,528	$47,043	$23,929	$28,144
Other long-term obligations	43,329	17,056	18,723	7,550	—

Total contractual cash obligations	$172,973	$47,584	$65,766	$31,479	$28,144

All material intercompany balances and transactions have been eliminated. We do not have any other significant relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. Additionally, holders of our subordinated notes may elect to convert their notes into shares of our common stock at any time.

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

In August 2005, we entered in a collaborative agreement with PDL for the joint development, manufacture and commercialization of three Phase II antibody products. Under this agreement, Biogen Idec and PDL will share in the development and commercialization of daclizumab in MS and indications other than transplant and respiratory diseases, and the development and commercialization of M200 (volociximab) and HuZAFtm (fontolizumab) in all indications. Both companies will share equally the costs of all development activities and all operating profits from each collaboration product within the U.S. and Europe. We paid PDL a non-refundable upfront licensing fee of $40.0 million, which we concluded had no alternative future uses and is therefore included in research and development expenses in 2005. We also accrued $10.0 million in research and development expense in 2005 for future payments that were determined to be unavoidable. In addition, we purchased approximately $100.0 million of common stock, or 3.6% of shares outstanding, from PDL, which is included at its fair value of $115.4 million in investments and other assets at December 31, 2005, which is being accounted for under FAS 115. Terms of the collaborative agreement require us to make certain development and commercialization milestone payments upon the achievement of certain program objectives totaling up to $660.0 million over the life of the agreement, of which $560.0 million relates to development and $100.0 million relates to the commercialization of collaboration products.

In August 2004, we entered into a collaborative agreement with Sunesis to discover and develop small molecule cancer therapeutics targeting primarily kinases. Under the agreement, we acquired exclusive licenses to develop and commercialize certain compounds resulting from the collaboration. Upon signing the agreement, we paid Sunesis a non-refundable upfront license fee of $7.0 million, which was recorded in research and development expenses in 2004. Under the terms of this agreement, we purchased approximately 2.9 million shares of preferred stock of Sunesis for $14.0 million, the fair value of the shares. In December 2002, Biogen, Inc. entered into a collaboration agreement with Sunesis related to the discovery and development of oral therapeutics for the treatment of inflammatory and autoimmune diseases. Under the terms of this agreement, we purchased 1.25 million shares of preferred stock of Sunesis for $6.0 million, the fair value of the shares. We acquired certain exclusive licenses to develop and commercialize certain compounds resulting from the collaboration. Our investments in Sunesis are included in investments and other assets. In addition to the previous agreements entered into with Sunesis, in September 2005 we purchased $5.0 million of common stock of Sunesis as part of their initial public offering, or IPO. Also, in conjunction with the IPO, our preferred stock was converted into shares of Sunesis common stock. As a result of the IPO valuation, we wrote-down the value of our investment in the converted shares and, in the third quarter of 2005, recognized a $4.6 million charge for the impairment of our Sunesis investment that was determined to be other-than-temporary. Following the IPO, we own approximately 2.9 million shares, or 13.6% of shares outstanding, of Sunesis common stock with a fair value of $14.5 million, which is included in investments and other assets. Additionally, Sunesis used a portion of their proceeds from the IPO to repay $4.0 million borrowed from us under a credit facility that we provided to Sunesis in connection with our 2002 collaborative agreement. The credit facility was then terminated in 2005. During the fourth quarter of 2005, we recorded $1.0 million to research and development expense for milestones achieved through the collaboration with Sunesis, of which $0.5 million was paid to Sunesis in 2005. We have committed to paying Sunesis additional amounts upon the completion of certain future research milestones and first and second indication development milestones. If all the milestones were to be achieved based on our plan of research, we would be required to pay up to an additional $302.0 million to Sunesis, excluding royalties.

In July 2004, we and Elan entered into a patent license agreement with Genentech for a non-exclusive license to certain Genentech patents related to the manufacture of licensed products, including TYSABRI. As a part of the agreement, we and Elan paid a $1.0 million license grant fee upon execution of the agreement, which was charged to research and development expenses, and we paid an additional $1.0 million in 2005 that was due on the first anniversary of the agreement. In addition, we and Elan each paid a development milestone fee of $2.5 million related to the approval of TYSABRI by the FDA in November 2004, half of which was paid in 2004 upon approval of TYSABRI and half of which was paid in 2005 on the anniversary of such approval. At December 31, 2005, our $2.5 million total milestone fee is included in intangible assets, net on the consolidated balance sheets and is being amortized to cost of product revenues over the life of the patent. The agreement also requires that we or Elan pay royalties on net sales of TYSABRI and other licensed products.

In June 2004, we entered into a collaborative research and development agreement with Vernalis plc, or Vernalis, aimed at advancing research into Vernalis’ adenosine A2A receptor antagonist program, which targets Parkinson’s disease and other central nervous system disorders. Under the agreement, we receive exclusive worldwide rights to develop and commercialize Vernalis’ lead compound, BIIB014, formerly V2006. We paid Vernalis an initial license fee of $10.0 million in July 2004, which was recorded in research and development expenses in the second quarter of 2004. Terms of the collaborative agreement may require us to make milestone payments upon the achievement of certain program objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration. In June 2004, we made an investment of $5.5 million through subscription for approximately 6.2 million new Vernalis common shares, representing 4.19% of Vernalis’ post-financing issued share capital, and committed to purchase an additional $4.0 million in the event of future Vernalis financing. In March 2005, we purchased approximately 1.4 million additional shares under a qualified offering for $1.8 million, which fully satisfies our investment obligation under the collaboration agreement. We now hold a total of approximately 7.6 million shares of Vernalis, representing 2.4% of total shares outstanding. Our investment in Vernalis is included in investments and other assets and has a fair value of $8.0 million at December 31, 2005. We account for our investment in Vernalis using the cost method of accounting, subject to periodic review of impairment. If all the milestones were to be achieved, we would be required to pay up to an additional $88.0 million, excluding royalties, over the remaining life of the agreement.

In May 2004, we entered into a limited partnership agreement as a limited partner with MPM Bioventures III GP, LP, to create MPM Bioventures Strategic Fund, LP, or the Strategic Fund. The purpose of the Strategic Fund is to make, manage, and supervise investments in biotechnology companies with novel products or technologies that fit strategically with Biogen Idec. The Strategic Fund takes only minority positions in the equity of its investments, and does not seek to engage in day-to-day management of the entities. In February 2006, we adjusted our commitment to the Strategic Fund to approximately $35 million over a three-year period. Through December 31, 2005, we contributed $14.8 million to the Strategic Fund.

In April 2004, we became a limited partner in MPM Bioventures III-QP, LP, or the LP, a limited partnership that invests in entities that are engaged in the research, development, manufacture, marketing and/or sale of novel biological products or technologies. We have committed to contribute $4.0 million to the LP. Through December 31, 2005, we have contributed $2.8 million into the LP, which is included in investments and other assets in our consolidated balance sheets.

In February 2006, we became a limited partner in MPM Bioventures IV-QP, LP a limited partnership that invests in entities that are engaged in the research, development, manufacture, marketing and/or sale of novel biological products or technologies. We have committed to contribute $10.0 million to the LP and made an initial contribution of $1.0 million to the LP.

In September 2003, Biogen, Inc. entered into a license agreement with Fumapharm AG, or Fumapharm, under which Biogen, Inc. obtained exclusive rights to develop and market a second-generation fumarate derivative with an immunomodulatory mechanism of action, which is currently in clinical trials in Europe. Under the terms of this agreement, we have an exclusive worldwide marketing and distribution license for psoriasis, and a production and exclusive marketing and distribution license for the entire world for MS. No payments were made to Fumapharm in 2005 for the achievement of certain milestones. During 2004, we made payments totaling $4.2 million to Fumapharm for the achievement of certain milestones, which were expensed to research and development expense. We have committed to paying Fumapharm additional amounts upon the completion of certain future research milestones and first and second indication development milestones. If all the milestones were to be achieved, we would be required to pay up to an additional 20.0 million Swiss francs, or approximately $15.2 million, plus royalties over the remaining life of the agreement.

In August 2003, Biogen, Inc. entered into a collaboration agreement with Vetter Pharma-Fertigung GmbH & Co. KG, or Vetter, for the fill-finish of our products, including liquid AVONEX and TYSABRI. Under the terms of this agreement, we made a partial advance payment to Vetter of 35.0 million Euros in return for reserving certain capacity at Vetter’s fill-finish facility. As of December 31, 2005, we have made payments totaling $35.3 million to Vetter for the achievement of certain milestones under the terms of our supply agreement for reserving certain capacity at Vetter’s fill-finish facility. Approximately $2.3 million of these payments are recorded in other current assets and $33.0 million in investments and other assets on our consolidated balance sheets. The asset will be recognized as cost of product revenues over the units produced upon delivery to us, which is expected to begin in the second half of 2006. We have total potential milestone payments of approximately 5.3 million Euros remaining as part of the agreement, which we expect to pay on or about initiation of fill-finish services.

In August 2000, Biogen, Inc. entered into a development and marketing collaboration agreement with Elan to collaborate in the development, manufacture and commercialization of TYSABRI. In November 2004, we received approval by the FDA to market TYSABRI as a treatment for relapsing forms of MS to reduce frequency of clinical relapses. We are also developing TYSABRI as a potential treatment for Crohn’s disease. In February 2005, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI and suspended dosing in clinical trials of TYSABRI. See “Overview” for a description of the suspension and related events. Under the terms of this agreement, we share costs with Elan for on-going development activities. As of December 31, 2005, Elan owed us $21.1 million, representing commercialization and development expenses that we incurred, which is included in other current assets on our consolidated balance sheets. We received $11.6 million from Elan in the first quarter of 2006 related to the receivable.

In June 1999, we entered into a collaboration and license agreement with Schering AG, aimed at the development and commercialization of ZEVALIN. Under the terms of the agreement, we may receive milestone and research and development support payments totaling up to $47.5 million, subject to the attainment of product development objectives. Schering AG received exclusive marketing and distribution rights to ZEVALIN outside the U.S., and we will continue to receive royalties on product sales by Schering AG. Under the terms of a separate supply agreement, we are obligated to meet Schering AG’s clinical and commercial requirements for ZEVALIN. Schering AG may terminate these agreements for any reason. During 2004 and 2003, we recognized revenues from our agreements with Schering AG of $10.0 million and $0.2 million, respectively, which are included in corporate partner revenues. Under the above agreement, amounts earned by us and recognized as revenue for contract research and development approximate the research and development expenses incurred under the related agreement.

As part of previous agreements that Biogen, Inc. had with Targeted Genetics Corporation, or Targeted, for gene therapy research and development, we own approximately 11.7 million shares of Targeted’s common stock with a fair value of $5.7 million as of December 31, 2005, which is included in investments and other assets in our consolidated balance sheets. In the first quarter of 2005, we recognized a $9.2 million charge for the impairment of our Targeted investment that was determined to be other-than-temporary. We have no remaining commitments or obligations with Targeted.

Legal Matters

On March 2, 2005, we, along with William H. Rastetter, our former Executive Chairman, and James C. Mullen, our Chief Executive Officer, were named as defendants in a purported class action lawsuit, captioned Brown v. Biogen Idec Inc., et al., filed in the U.S. District Court for the District of Massachusetts (the “Court”). The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between February 18, 2004 and February 25, 2005. The plaintiff alleges that the defendants made materially false and misleading statements regarding potentially serious side effects of TYSABRI in order to gain accelerated approval from the FDA for the product’s distribution and sale. The plaintiff alleges that these materially false and misleading statements harmed the purported class by artificially inflating our stock price during the purported class period and that company insiders benefited personally from the inflated price by selling our stock. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. Substantially similar actions, captioned Grill v. Biogen Idec Inc., et al. and Lobel v. Biogen Idec Inc., et al., were filed on March 10, 2005 and April 21, 2005, respectively, in the same court by other purported class representatives. Those actions have been assigned to District Judge Reginald C. Lindsay and Magistrate Judge Marianne C. Bowler. On July 26, 2005, the three cases were consolidated and by Margin Order dated September 23, 2005, Magistrate Judge Bowler appointed lead plaintiffs and approved their selection of co-lead counsel. An objection to the September 23, 2005 order was filed on October 7, 2005. The affected plaintiffs’ objection is fully briefed and is pending with the Court. We believe that the actions are without merit and intend to contest them vigorously. At this early stage of litigation, we cannot make any estimate of a potential loss or range of loss.

On March 4, 2005, a purported shareholder derivative action, captioned Halpern v. Rastetter, et al. (“Halpern”), was filed in the Court of Chancery for the State of Delaware, in New Castle County (the “Chancery Court”), on our behalf, against us as nominal defendant, our Board of Directors and our former general counsel. The plaintiff derivatively claims breaches of fiduciary duty by our Board of Directors for inadequate oversight of our policies, practices, controls and assets, and for recklessly awarding executive bonuses despite alleged awareness of potentially serious side effects of TYSABRI and the potential for related harm to our financial position. The plaintiff also derivatively claims that our former Executive Chairman, former general counsel and a director misappropriated confidential company information for personal profit by selling our stock while in possession of material, non-public information regarding the potentially serious side effects of TYSABRI, and alleges that our Board of Directors did not ensure that appropriate policies were in place regarding the control of confidential information and personal trading in our securities by officers and directors. The plaintiff seeks unspecified damages, profits, the return of all bonuses paid by us, costs and attorneys’ fees. A substantially similar action, captioned Golaine v. Rastetter, et al. (“Golaine”), was filed on March 14, 2005 in the same court. Neither of the plaintiffs made presuit demand on our Board of Directors prior to filing their respective actions. We filed an Answer and

Affirmative Defenses in Halpern on March 31, 2005 and our Board of Directors filed an Answer and Affirmative Defenses on April 11, 2005, which was amended as of April 12, 2005. By Order dated April 14, 2005, Halpern and Golaine were consolidated, captioned In re Biogen Idec Inc. Derivative Litigation (the “Delaware Action”) and the Halpern complaint was deemed the operative complaint in the Delaware Action. On May 19, 2005, we and our Board of Directors filed a motion seeking judgment on the pleadings, and on August 3, 2005, plaintiffs filed a motion seeking voluntary dismissal of the action. On September 27, 2005, the Chancery Court entered an Order providing that the plaintiffs in the purported derivative cases pending in the Superior Court of California and the Middlesex Superior Court for the Commonwealth of Massachusetts may file a complaint in intervention in the Delaware Action not later than October 28, 2005 (the “Delaware Order”). The Delaware Order further provides that if no such complaint in intervention is timely filed, then the Court shall enter a further order and final judgment finding that the Delaware Action has not alleged, as a matter of controlling substantive Delaware law, demand excusal as to the claims raised in the Delaware Action and granting defendants’ motions and dismissing the litigation with prejudice on the merits. No complaint in intervention was filed. Accordingly, by Order dated November 14, 2005, the Court dismissed the Delaware Action with prejudice on the merits. The time for filing an appeal in the Delaware Action has expired and no such appeal was taken.

On March 9, 2005, two additional purported shareholder derivative actions, captioned Carmona v. Mullen, et al. (“Carmona”) and Fink v. Mullen, et al. (“Fink”), were brought in the Superior Court of the State of California, County of San Diego (the “California Court”), on our behalf, against us as nominal defendant, our Board of Directors and our chief financial officer. The plaintiffs derivatively claim breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment against all defendants. The plaintiffs also derivatively claim insider selling in violation of California Corporations Code § 25402 and breach of fiduciary duty and misappropriation of information against certain defendants who sold our securities during the period of February 18, 2004 to the date of the complaints. The plaintiffs allege that the defendants caused and/or allowed us to issue, and conspired, aided and abetted and acted in concert in concealing that we were issuing, false and misleading press releases about the safety of TYSABRI and its financial prospects which resulted in legal claims being asserted against us, irreparable harm to our corporate image, depression of our stock price and impairment of our ability to raise capital. The plaintiffs also allege that certain defendants sold personally owned shares of our stock while in possession of material, undisclosed, adverse information. The plaintiffs seek unspecified damages, treble damages for the purported insider trading in violation of California Corporate Code § 25402, equitable relief including restriction of the defendants’ trading proceeds or other assets, restitution, disgorgement and costs, including attorneys’ fees and expenses. Neither of the plaintiffs made presuit demand on the Board of Directors prior to filing their respective actions. On April 11, 2005, all defendants filed a Motion To Stay Proceedings in both Carmona and Fink, which the plaintiffs’ opposed, pending resolution of the Delaware Action. On May 11, 2005, the California Court consolidated the Carmona and Fink cases (the “California Action”). On May 27, 2005, the California Court granted defendants’ Motion to Stay; the stay currently remains in effect. On September 27, 2005, defendants provided plaintiffs with a copy of the Delaware Order. Plaintiffs did not file a complaint in intervention in the Delaware Action. On December 23, 2005, defendants filed and served a notice advising the California Court of the dismissal of the Delaware Action. On January 24, 2006, the parties submitted a proposed scheduling order addressing amendments to the original pleading and motion to dismiss briefing, which the Court entered on January 25, 2006. Pursuant to that scheduling order, on February 3, 2006, plaintiffs filed an amended complaint, which, among other amendments to the allegations, added our former general counsel as a defendant. Defendants’ response to the amended complaint is due in early March, and briefing is to be completed prior to the hearing scheduled for late April 2006. These purported derivative actions do not seek affirmative relief from the Company. We believe the plaintiffs’ claims lack merit and intend to litigate the dispute vigorously. We are currently unable to determine whether resolution of this matter will have a material adverse impact on our financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of this matter.

On June 20, 2005, a purported class action, captioned Wayne v. Biogen Idec Inc. and Elan Pharmaceutical Management Corp., was filed in the U.S. District Court for the Northern District of California (the “California District Court”). On August 15, 2005, the plaintiff filed an amended complaint. The amended complaint purports to assert claims for strict product liability, medical monitoring and concert of action arising out of the manufacture, marketing, distribution and sale of TYSABRI. The action is purportedly brought on behalf of all persons in the

U.S. who have had infusions of TYSABRI and who have not been diagnosed with any medical conditions resulting from TYSABRI use. The plaintiff alleges that defendants, acting individually and in concert, failed to warn the public about purportedly known risks related to TYSABRI use. The plaintiff seeks to recover the cost of periodic medical examinations, restitution, interest, compensatory and punitive damages, and attorneys’ fees. On January 20, 2006, the parties filed a stipulation of dismissal with prejudice, which the Court entered on January 24, 2006.

Our Board of Directors has received letters, dated March 1, 2005, March 15, 2005 and May 23, 2005, respectively, on behalf of purported owners of our securities purportedly constituting demands under Delaware law. A supplement to the March 1 letter was received on March 2, 2005. The letters generally allege that certain of our officers and directors breached their fiduciary duty to us by selling personally held shares of our securities while in possession of material, non-public information about potential serious side effects of TYSABRI. The letters generally request that our Board of Directors take action on our behalf to recover compensation and profits from the officers and directors, consider enhanced corporate governance controls related to the sales of securities by insiders, and pursue other such equitable relief, damages, and other remedies as may be appropriate. A special litigation committee of our Board of Directors was formed, and, with the assistance of independent outside counsel, investigated the allegations set forth in the demand letters. By letters dated August 17, 2005 and October 1, 2005, our Board of Directors informed those shareholders that it would not take action as demanded because it was the Board’s determination that such action was not in the best interests of the Company. On June 23, 2005, one of the purported shareholders who made demand filed a purported derivative action in the Middlesex Superior Court for the Commonwealth of Massachusetts (the “Massachusetts Court”), on our behalf, against us as nominal defendant, our former general counsel, a member of our Board of Directors and our former Executive Chairman. The plaintiff derivatively claims that our former Executive Chairman, former general counsel and the director defendant misappropriated confidential company information for personal profit by selling our stock while in possession of material, non-public information regarding the potentially serious side effects of TYSABRI. The plaintiff seeks disgorgement of profits, costs and attorneys’ fees. On September 27, 2005, the plaintiff was provided with a copy of the Delaware Order and responded on September 28, 2005, that he would not be moving to intervene in Delaware. On October 4, 2005, all defendants filed motions seeking dismissal of the action and/or judgment on the pleadings, and the Company also filed a supplemental motion seeking judgment on the pleadings. Also on October 4, 2005, the plaintiff filed a cross-motion seeking leave to amend the complaint, which the Company has opposed. On November 14, 2005, the Massachusetts Court heard oral argument on the various motions. By Memorandum and Order dated January 31, 2006, the Massachusetts Court granted leave to amend and, as to such amended complaint, granted Defendants’ motion to dismiss.

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

On June 9, 2005, we, along with numerous other companies, received a request for information from the U.S. Senate Committee on Finance, or the Committee, concerning the Committee’s review of issues relating to the Medicare and Medicaid programs’ coverage of prescription drug benefits. On January 9, 2006, we, along with numerous other companies, received a further request for information from the Committee. We are cooperating fully with the Committee’s information requests. We are unable to predict the outcome of this review or the timing of its resolution at this time.

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

On August 10, 2004, Classen Immunotherapies, Inc. filed suit against us, GlaxoSmithKline, Chiron Corporation, Merck & Co., Inc., and Kaiser-Permanente, Inc., in the U.S. District Court for the District of Maryland, contending that we induced infringement of U.S. patents 6,420,139, 6,638,739, 5,728,385, and 5,723,283, all of which are directed to various methods of immunization or determination of immunization schedules. The inducement of infringement claims are based on allegations that we “provided instructions and/or recommendations on a proper immunization schedule for vaccines” to other defendants who are alleged to have directly infringed the patents at issue. We are investigating the allegations, however, we do not believe them to be based in fact. On November 19, 2004, we, along with GlaxoSmithKline, filed a joint motion to dismiss three of the four counts of the complaint. The court granted that motion on July 22, 2005. On August 1, 2005, Classen filed a motion for reconsideration, which the court denied on December 14, 2005. Classen also filed a motion to dismiss the third, and final, count against us with prejudice. We did not oppose that motion, and the Court dismissed that count against GlaxoSmithKline and us in its December 14, 2005 order. On January 5, 2006, Classen filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit of the Court’s July 22, 2005 and December 14, 2005 decisions. Under our 1988 license agreement with GlaxoSmithKline, GlaxoSmithKline is obligated to indemnify and defend us against these claims. In the event that the nature of the claims change such that GlaxoSmithKline is no longer obligated to indemnify and defend us and we are unsuccessful in the present litigation we may be liable for damages suffered by Classen and such other relief as Classen may seek and be granted by the court. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in certain cases, Biogen Idec, Inc., was named as a defendant in lawsuits filed by the City of New York and the following Counties of the State of New York: County of Albany, County of Allegany, County of Broome, County of Cattaraugus, County of Cayuga, County of Chautauqua, County of Chenango, County of Columbia, County of Cortland, County of Dutchess, County of Erie, County of Essex, County of Fulton, County of Genesee, County of Greene, County of Herkimer, County of Jefferson, County of Lewis, County of Madison, County of Monroe, County of Nassau, County of Niagara, County of Oneida, County of Onondaga, County of Ontario, County of Orleans, County of Putnam, County of Rensselaer, County of Rockland, County of St. Lawrence, County of Saratoga, County of Schuyler, County of Seneca, County of Steuben, County of Suffolk, County of Tompkins, County of Warren, County of Washington, County of Wayne, County of Westchester, and County of Yates. All of the cases, except for the County of Erie and County of Nassau cases, are the subject of a Consolidated Complaint, which was filed on June 15, 2005 in U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456. The County of Nassau, which originally filed its complaint on November 24, 2004, filed an amended complaint on March 24, 2005 and that case is also pending in the U.S. District Court for the District of Massachusetts. The County of Erie originally filed its complaint in Supreme Court of the State of New York on March 8, 2005. On April 15, 2005, Biogen Idec and the other named defendants removed the case to the U.S. District Court for the Western District of New York. On August 11, 2005, the Joint Panel on Multi-District Litigation issued a Transfer Order, transferring the case to the U.S. District Court for the District of Massachusetts. The County of Erie has filed a motion to remand the case back to the Supreme Court of the State of New York, which is currently pending before the District Court in the District of Massachusetts.

All of the complaints allege that the defendants fraudulently reported the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement, also referred to as Covered Drugs; marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and overcharged Medicaid for illegally inflated Covered Drugs reimbursements. The complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, all of the complaints, with the exception of the County of Erie complaint, allege that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements entered into with the Secretary of Health and Human Services, and excluded from their reporting certain drugs offered at discounts and other rebates that would have reduced the “best price.” On April 8, 2005, the court dismissed the claims brought by Suffolk County against Biogen Idec and eighteen other defendants in a complaint filed on August 1, 2003. The court held that Suffolk County’s documentation was insufficient to plead allegations of fraud. Neither Biogen Idec nor the other defendants have answered or responded to the complaints that are currently pending in the U.S. District Court for the District of Massachusetts, as all of the plaintiffs have agreed to stay the time to respond until a case management order and briefing schedule have been approved by the Court. Biogen Idec intends to defend itself vigorously against all of the allegations and claims in these lawsuits. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

Biogen Idec, Inc., along with several other major pharmaceutical and biotechnology companies, was also named as a defendant in a lawsuit filed by the Attorney General of Arizona. The lawsuit was filed in the Superior Court of the State of Arizona on December 6, 2005. The complaint alleges that the defendants fraudulently reported the Average Wholesale Price for certain drugs covered by the State of Arizona’s Medicare and Medicaid programs, and marketed these drugs to providers based on the providers’ ability to collect inflated payments from the government and other third-party payors. The complaint alleges violations of Arizona state law based on consumer fraud and racketeering. The defendants have removed this case to federal court and have petitioned the Joint Panel on Multi-District Litigation for a Transfer Order to transfer the case to Multi-District Litigation No. 1456 pending in the U.S. District Court for the District of Massachusetts. Biogen Idec intends to defend itself vigorously against all of the allegations and claims in this lawsuit. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

On January 6, 2006, we were served with a lawsuit, captioned United States of America ex rel. Paul P. McDermott v. Genentech, Inc. and Biogen-Idec, Inc., filed in the United States District Court for the District of Maine. The lawsuit was filed under seal on July 29, 2005 by a former employee of our co-defendant Genentech pursuant to the False Claims Act, 31 U.S.C. § 3729 et seq. On December 20, 2005, the U.S. government elected not to intervene, and the file was subsequently unsealed and served on us. The plaintiff alleges that we illegally marketed and promoted “off-label” uses of the prescription drug RITUXAN for the treatment of rheumatoid arthritis, and that this off-label marketing and promotion resulted in the defrauding of Medicare, Medicaid and Veterans Administration medical reimbursement systems. The plaintiff alleges, among other things, that we directly solicited physicians for off-label uses of RITUXAN for treating rheumatoid arthritis, paid physicians to promote these off-label uses of RITUXAN, trained our employees in methods of avoiding the detection of these off-label sales and marketing activities, and formed a network of employees whose assigned duties involved off-label promotion of RITUXAN. The plaintiff seeks the entry of judgment on behalf of the United States of America against the defendants as well as all costs, attorneys’ fees, statutory awards permitted under the False Claims Act and allowable interest. On February 27, 2006, we filed a motion to dismiss the complaint on the ground that the court lacks subject matter jurisdiction, the complaint fails to state a claim and the claims were not pleaded with particularity. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss. In addition, on February 24, 2006, Michael Bannester, whom we believe is affiliated with the law firm representing the McDermott plaintiff, filed a citizen’s petition with the FDA that alleges substantially the same allegations set forth in the McDermott complaint and requests that the FDA stay its approval of our request to market RITUXAN for the treatment of RA or that the petition be decided on an expedited basis. On February 28, 2006, the FDA approved the sBLA for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active RA who have had an inadequate response to one or more TNF antagonist therapies.

On February 24, 2006, a purported customer of TYSABRI in Louisiana commenced a Petition for Redhibition in the U.S. District Court for the Eastern District of Louisiana, against Biogen Idec and Elan Pharmaceuticals, captioned as Jill Czapla v. Biogen Idec and Elan Pharmaceuticals, Civil Action No. 06-0945. The plaintiff commenced the action on behalf of herself and all others similarly situated, specifically “all persons, natural and juridical, who purchased an infusion drug TYSABRI (natalizumab) in Louisiana.” The plaintiff seeks rescission of the sale, return of the purchase price, expenses incidental to the sale, attorneys’ fees and interest, but excludes from the relief sought any damages related to any personal injuries suffered because of the consumption of TYSABRI. We have not been served with the complaint and are presently evaluating the plaintiff’s contentions. We intend to defend ourselves vigorously against all of the allegations and claims in this lawsuit. At this stage of the litigation, we cannot make any estimate of potential loss or range of loss.

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

We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

Product revenue consists of sales from four of our products: AVONEX, AMEVIVE, ZEVALIN, and TYSABRI. The timing of distributor orders and shipments can cause variability in earnings. Revenues from product sales are recognized when product is shipped and title and risk of loss has passed to the customer, typically upon delivery. Revenues are recorded net of applicable allowances for returns, patient assistance, trade term discounts, Medicaid rebates, Veteran’s Administration rebates, managed care discounts and other applicable allowances. Included in our consolidated balance sheets at December 31, 2005 and 2004, are allowances for returns, rebates, discounts and other allowances which totaled $48.8 million and $35.9 million, respectively. At December 31, 2005, our allowance for product returns, which is a component of allowances for returns, rebates, discounts and other allowances, was $2.3 million. At December 31, 2005, total discounts and allowances were approximately 3% of total current assets and less than 1% of total assets. We prepare our estimates for sales returns and allowances, discounts and rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate. If actual future results vary, we may need to adjust our estimates, which could have an impact on earnings in the period of adjustment. In the past, our estimates based on historical experience have not materially differed from actual results.

We closely monitor levels of inventory in the distribution channel. At December 31, 2005, we had approximately, on average, 2 to 3 weeks of inventory in the distribution channel. The shelf life associated with our products is long, 15 to 30 months, depending on the product. Obsolescence due to dating expiration has not been a historical concern, given the rapidity in which our products move through the channel. Changes due to our competitors’ price movements have not adversely affected us. We do not provide incentives to our distributors to assume additional inventory levels beyond what is customary in their ordinary course of business.

For the years ended December 31, 2005, 2004, and 2003, we recorded $225.9 million, $169.3 million and $13.9 million, respectively, in our consolidated statements of income related to sales returns and allowances, discounts, and rebates. Our sales returns and allowances, discounts, and rebates in 2005 were higher than 2004 due to sales returns related to the suspension to TYSABRI, product price increases and new distributor and managed care agreements. Our sales returns and allowances, discounts, and rebates in 2004 were substantially higher than 2003, since sales returns and allowances, discounts, and rebates related to AVONEX and AMEVIVE were included in our results of operations for all of 2004 as opposed to 2003, when sales returns and allowances, discounts, and rebates related to AVONEX and AMEVIVE were included in our results of operations only for the period from November 13, 2003 through December 31, 2003. In 2005, the amount of product returns was approximately 2% of product revenue for all our products, compared to approximately 1% in 2004 and 2% in 2003. Product returns, which is a component of allowances for returns, rebates, discounts and other allowances, were $26.0 million, $17.4 million and $3.7 million for 2005, 2004 and 2003, respectively. The increase of product returns in 2005 consisted primarily of $9.7 million, due to the voluntary suspension of TYSABRI. Product returns in 2005 included $12.2 million related to product sales made prior to 2005, which represents less than 1% of total product revenues, of which $4.7 million was reserved for at December 31, 2004. During 2004, we had encountered problems in manufacturing our pre-filled syringe formulation of AVONEX, and as a result, we had an increase in our expected level of returns related to batches that failed to meet specifications.

In November 2004, we received regulatory approval in the U.S. of TYSABRI for the treatment of MS and paid a $7.0 million approval-based milestone to Elan. Upon approval, we also became obligated to provide Elan with $5.3 million against reimbursement of commercialization costs. Elan can apply $1.5 million of the credits per year. The approval and credit milestones were capitalized upon approval in investments and other assets and are being amortized over the remaining patent life of 14.6 years. The amortization of the approval and credit milestones is being recorded as a reduction of revenue. In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification.

Under our agreement with Elan, we manufacture TYSABRI and, in the U.S. prior to the suspension, sold TYSABRI to Elan who then distributed TYSABRI to third party distributors. Prior to the suspension, we recorded revenue when TYSABRI was shipped from Elan to third party distributors. In 2005, we recorded $4.7 million of net product revenues related to sales of TYSABRI to Elan that we estimate were ultimately dosed into patients. Additionally, as of March 31, 2005, we deferred $14.0 million in revenue under our revenue recognition policy with Elan, which has been fully paid by Elan, related to sales of TYSABRI which had not yet been shipped by Elan and remains deferred at December 31, 2005. Through December 31, 2005, we incurred net withdrawal costs of $7.8 million related to sales returns in connection with the voluntary suspension of TYSABRI. Should our estimate of expected sales returns and allowances be materially different from actual returns, then we may be required to record adjustments, which could result in additional revenues or further reductions of revenue.

We have various contracts with distributors that provide for discounts and rebates. These contracts are classified as a reduction of revenue. We also maintain select customer service contracts with distributors and other customers in the distribution channel. We have established the fair value of these contracts and classified these customer service contracts as sales and marketing expense. If we had concluded that sufficient evidence of the fair value did not exist for these contracts, we would have been required to classify these costs as a reduction of revenue.

Revenues from unconsolidated joint business consist of our share of the RITUXAN pretax copromotion profits generated from our copromotion arrangement with Genentech, reimbursement from Genentech of our RITUXAN-related sales force and development expenses and royalties from Genentech for sales of RITUXAN outside the U.S. by Roche and Zenyaku. Under the copromotion arrangement, all U.S. sales of RITUXAN and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our amended and restated collaboration agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking U.S. net sales of RITUXAN to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. Our profit-sharing formula with Genentech has two tiers; we earn a higher percentage of the pretax copromotion profits at the upper tier once a fixed pretax copromotion profit level is met. The profit-sharing formula resets annually at the beginning of each year to the lower tier. In June 2003, we amended and restated our collaboration agreement with Genentech to include the development and commercialization of one or more anti-CD20 antibodies targeting B-cell disorders, in addition to RITUXAN, for a broad range of indications. Upon approval of the first new anti-CD20 product, the pretax copromotion profit-sharing formula for RITUXAN and other anti-CD20 products will change over a period of time to a fixed annual profit-sharing percentage at the lower tier. Currently, we record our share of expenses incurred for the development of new anti-CD20 products in research and development expense until such time as a new product is approved, at which time we will record our share of pretax copromotion profits related to the new product in revenues from unconsolidated joint business. We record our royalty revenues on sales of RITUXAN outside the U.S. on a cash basis. Under the amended and restated collaboration agreement, we will receive lower royalty revenue from Genentech on sales by Roche and Zenyaku of new anti-CD20 products and only for the first 11 years from the date of first commercial sale of such new anti-CD20 products.

We receive royalty revenues under license agreements with a number of third parties that sell products based on technology developed by us or to which we have rights. The license agreements provide for the payment of royalties to us based on sales of the licensed product. We record these revenues based on estimates of the sales that occurred during the relevant period. The relevant period estimates of sales are based on interim data provided by licensees and analysis of historical royalties paid to us, adjusted for any changes in facts and circumstances, as appropriate. We maintain regular communication with our licensees in order to gauge the reasonableness of our estimates. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period which they become known, typically the following quarter. Historically, adjustments have not been material based on actual amounts paid by licensees. There are no future performance obligations on our part under these license agreements. Under this policy, revenue can vary due to factors such as resolution of royalty disputes and arbitration.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could affect future earnings.

Marketable Securities and Investments

We invest our excess cash balances in short-term and long-term marketable securities, principally corporate notes and government securities. At December 31, 2005, substantially all of our securities were classified as “available-for-sale.” All available-for-sale securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive (loss) income in shareholders’ equity, net of related tax effects. Realized gains and losses and declines in value, if any, judged to be other-than-temporary on available-for-sale securities are reported in other expense. In 2005, we recognized a charge of approximately $3.1 million for certain unrealized losses on available-for-sale securities that were determined to be other-than-temporary, because we expected that the securities would be sold prior to a potential recovery of their decline in value. Any future determinations that unrealized losses are other-than-temporary could have an impact on earnings. The cost of available-for-sale securities sold is based on the specific identification method. We have established guidelines that maintain safety and provide adequate liquidity in our available-for-sale portfolio. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

As part of our strategic product development efforts, we invest in equity securities of certain biotechnology companies with which we have collaborative agreements. Statement of Financial Accounting Standards No. 115, or SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” addresses the accounting for investment in marketable equity securities. As a matter of policy, we determine on a quarterly basis whether any decline in the fair value of a marketable security is temporary or other-than-temporary. Unrealized gains and losses on marketable securities are included in accumulated other comprehensive (loss) income in shareholders’ equity, net of related tax effects. If a decline in the fair value of a marketable security below our cost basis is determined to be other-than-temporary, such marketable security is written-down to its estimated fair value with a charge to current earnings. The factors that we consider in our assessments include the fair market value of the security, the duration of the security’s decline, and prospects for the company, including favorable clinical trial results, new product initiatives and new collaborative agreements. In 2005, we recognized a $9.2 million charge for the impairment of an investment that was determined to be other-than-temporary following a decline in value during the first quarter of 2005 due to unfavorable clinical results and the future prospects for the company. Any future determinations that unrealized losses are other-than-temporary could have an impact on earnings. At December 31, 2005, we had $7.3 million of unrealized losses related to these marketable securities. The fair market value of these marketable securities totaled $143.6 million at December 31, 2005.

We also invest in equity securities of certain companies whose securities are not publicly traded and fair value is not readily available. These investments are recorded using the cost method of accounting and, as a matter of policy, we monitor these investments in private securities on a quarterly basis, and determine whether any impairment in their value would require a charge to current earnings, based on the implied value from any recent rounds of financing completed by the investee, market prices of comparable public companies, and general market conditions. At December 31, 2005, we included approximately $26.1 million of investments in private securities in investments and other assets.

In the third quarter of 2005, we recorded a $4.6 million charge for the impairment of an investment that completed an initial public offering during the period, when we determined that the offering price and our unrealized loss related to the entity as of September 30, 2005 was not likely to be recovered to our carrying value prior to the company being publicly traded. Additionally, in the fourth quarter of 2005, we recorded a $1.6 million charge for the impairment of an investment that was determined to be other-than-temporary due to the future prospects for the company. There were no significant charges to current earnings in 2004 or 2003 for impairments of these investments. Additional recognition of impairments for these securities may cause variability in earnings.

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

There is a risk inherent in these judgments, which is the reason we disclose the risk and the potential for a change in judgment. At December 31, 2005 and 2004, all products included in inventory have been approved for sale by either the EMEA or FDA.

In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification. In addition, we suspended dosing in clinical studies of TYSABRI in MS, Crohn’s disease and RA. These decisions were based on reports of cases PML, a rare and frequently fatal, demyelinating disease of the central nervous system in patients treated with TYSABRI in clinical studies. We and Elan conducted a safety evaluation of patients treated with TYSABRI in MS, Crohn’s disease and RA clinical studies. The safety evaluation included the review of any reports of potential PML in MS patients receiving TYSABRI in the commercial setting. In October 2005, we completed the safety evaluation and found no new confirmed cases of PML. Three confirmed cases of PML were previously reported, two of which were fatal. In September 2005, we submitted an sBLA for TYSABRI to the FDA for the treatment of MS. In November 2005, we were granted Priority Review status for the sBLA, which will result in action by the FDA approximately six months from the submission date, or by March 2006. In January 2006, we and Elan announced that we had received notification from the FDA that the Peripheral and Central Nervous System Drugs Advisory Committee would review TYSABRI for the treatment of MS on March 7, 2006. We and Elan have also submitted a similar data package to the EMEA. This information was supplied as part of the ongoing EMEA review process, which was initiated in the summer of 2004 with the filing for approval of TYSABRI as a treatment for MS. In February 2006, we and Elan announced that the FDA informed the companies that they removed the hold on clinical trial dosing of TYSABRI. We and Elan expect to begin an open-label, multi-center safety extension study of TYSABRI monotherapy in the U.S. and internationally in the coming weeks. We plan to work with regulatory authorities to determine if dosing in MS and other clinical studies will be re-initiated and the future commercial availability of the product. We cannot predict the outcome of our work with regulatory authorities. TYSABRI could be permanently withdrawn from the market or re-introduced to the market with significant restrictions on its permissible uses, “black box” or other significant safety warnings in its label and such other restrictions, requirements and limitations as the FDA, EMEA or other regulatory authorities may require. While we presently believe that we will be able to find a path forward for TYSABRI, there are no assurances as to the likelihood of success.

In light of our inability to predict to the required degree of certainty that our TYSABRI inventory would be realized in commercial sales prior to the expiration of its shelf life, we wrote-down all of the $19.1 million of TYSABRI inventory that had been included on the balance sheet as of December 31, 2004, which was charged to cost of product revenues. We manufactured TYSABRI during the first and second quarter of 2005 and completed our scheduled production of TYSABRI during July 2005. Because of the uncertain future commercial availability of TYSABRI and our inability to predict to the required degree of certainty that TYSABRI inventory will be realized in commercial sales prior to the expiration of its shelf life, we expensed $23.2 million of costs related to the manufacture of TYSABRI in the first quarter of 2005 to cost of product revenues. At the time of production, the inventory was believed to be commercially saleable. Beginning in the second quarter of 2005, as we were working with clinical investigators to understand the possible risks of PML, we charged the costs related to the manufacture of TYSABRI to research and development expense. As a result, we expensed $21.5 million related to the manufacture of TYSABRI to research and development expense during 2005. In the first quarter of 2006, in light of expectations of re-introduction of TYSABRI, we began a new manufacturing campaign. See “Item 1A. — Risk Factors — Safety Issues with TYSABRI Could Significantly Affect Our Growth.”

We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual realizable value is less than that estimated by us, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs may be required. This periodic review led to the write-downs of TYSABRI inventory as of December 31, 2004 and the expensing of TYSABRI during 2005, as described above, and may lead us to expense TYSABRI in subsequent periods.

Our products are subject to strict quality control and monitoring throughout the manufacturing process. Periodically, certain batches or units of product may no longer meet quality specifications or may expire. As a result, included in product cost of revenues were write-downs of commercial inventory that did not meet quality specifications or became obsolete due to dating expiration, in all cases this product inventory was written-down to its net realizable value. In 2005, we wrote-down $30.3 million, $12.0 million and $10.1 million of unmarketable inventory related to AMEVIVE, AVONEX and ZEVALIN, respectively, which was charged to cost of product revenues. The write-downs for AMEVIVE inventory consisted of $10.0 million for expired product and $20.3 million for product that failed to meet quality specifications. The write-downs of AVONEX inventory consisted of $8.4 million for remaining supplies of the alternative presentations of AVONEX that were no longer needed after the FDA approved a new component for the pre-filled syringe formulation of AVONEX in March 2005, $2.8 million for product that failed to meet quality specifications and $0.8 million of expired product. The write-down of ZEVALIN inventory was related to inventory that would not be marketable based on estimates of demand.

As part of our comprehensive strategic plan, we are seeking to divest AMEVIVE. We have evaluated our AMEVIVE inventory based on third party contract negotiations and determined its expected net realizable value. As a result, we recorded charges of $31.8 million to cost of product revenues in 2005 to write-down AMEVIVE to its net realizable value at December 31, 2005. In addition, our AMEVIVE inventory balance at December 31, 2005 was $49.8 million, of which $24.8 million related to the historical manufacturing costs and $25.0 million related to the increase in fair market value of inventory acquired at the Merger.

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

In 2003, cost of product revenues consisted of $254.3 million related to AVONEX, $18.7 million related to ZEVALIN and $8.7 million related to AMEVIVE, of which $231.6 million represents the difference between the cost of inventory recorded at the acquisition date and its historical manufacturing cost for AVONEX and AMEVIVE. In 2003, we wrote-down $160.8 million related to AVONEX, $1.0 million related to AMEVIVE and $12.1 million related to ZEVALIN. Of the $160.8 million write-down related to AVONEX, $149.6 million represented the increase to fair market value of inventory acquired at the Merger and $11.2 million represented the historical manufacturing costs.

Income Taxes

Income tax expense includes a provision for income tax contingencies. We utilize a “best estimate” approach for establishing loss contingencies related to income tax uncertainties based on the definition of a liability in FASB Concept Statement No. 6. These provisions are adjusted when an event occurs or additional information becomes available that impacts the amounts of our estimates. During the fourth quarter of 2005, the IRS completed its exam of legacy Biogen, Inc.’s, now Biogen Idec MA, Inc.’s consolidated federal income tax returns for the fiscal years 2001 and 2002 and issued an assessment. We subsequently paid the majority of the amounts assessed and are appealing one issue. As a result of this and other income tax audit activity, Biogen Idec MA, Inc. reassessed its liability for income tax contingencies to reflect the IRS findings and recorded a $13.8 million reduction in these liabilities during the fourth quarter of 2005. The corresponding effects of the adjustments to the liability for income tax contingencies through 2004 resulted in a reduction in goodwill of $20.7 million for amounts related to periods prior to the acquisition by IDEC Pharmaceutical Corporation and an increase in income tax expense associated with continuing operations of $6.9 million.

While we believe that the amount of the tax estimates is reasonable, it is possible that the ultimate outcome of current or future examinations may differ from provisions for contingencies, and these differences could be significant.

In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial accounting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and the effects of viable tax planning strategies. Our estimates of future taxable income include, among other items, our estimates of future income tax deductions related to the exercise of stock options. In the event that actual results differ from our estimates, we adjust our estimates in future periods we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

Assets Held for Sale

As part of the comprehensive strategic plan that we announced in September 2005, we are seeking to divest several other non-core assets, including AMEVIVE, our NICO clinical manufacturing facility in Oceanside, California and certain real property in Oceanside, California. We consider those assets and certain other miscellaneous assets as held for sale, since they meet the criteria of held for sale under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and have reported those assets separately in current assets on the consolidated balance sheet at December 31, 2005. As discussed above, the NICO clinical manufacturing facility was adjusted to its net realizable value. Our AMEVIVE assets held for sale include $8.0 million related to intangible assets, net, and $5.4 million for property, plant and equipment, net. In February 2006, we sold the NICO clinical manufacturing facility to Genentech.

Severance and Other Costs from Restructuring Plan

In September 2005, we began implementing a comprehensive strategic plan designed to position us for long-term growth. In conjunction with the plan, we consolidated or eliminated certain internal management layers and staff functions, resulting in the reduction of our workforce by approximately 17%, or approximately 650 positions worldwide. These adjustments took place across company functions, departments and sites, and were substantially implemented as of December 31, 2005. We have recorded restructuring charges associated with these activities, which consist primarily of severance and other employee termination costs, including health benefits, outplacement and bonuses. Other costs include write-downs of certain research assets that will no longer be utilized, consulting costs in connection with the restructuring effort and costs related to the acceleration of restricted stock, offset by the reversal of previously recognized compensation due to unvested restricted stock cancellations. In 2005, restructuring charges of $20.0 million are included in research and development and $11.4 million are included in selling, general and administrative expenses. The timing and amounts of these charges are based on the estimated termination dates of the employees and the related termination charges. If actual timing is different than planned, our total restructuring charge amount could change. Any remaining unpaid costs at December 31, 2005 are included in accrued expenses and other on our consolidated balance sheet.

Research and Development Expenses

Research and development expenses consist of upfront fees and milestones paid to collaborators and expenses incurred in performing research and development activities including salaries and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Research and development expenses are expensed as incurred. The timing of upfront fees and milestone payments in the future may cause variability in future research and development expense. Clinical trial expenses include expenses associated with contract research organizations, or CROs. The invoicing from CROs for services rendered can lag several months. We accrue the cost of services rendered in connection with CRO activities based on our estimate of management fees, site management and site monitoring costs, and data management costs. We maintain regular communication with our CRO vendors to gauge the reasonableness of our estimates. Differences between actual clinical trial expenses and estimated clinical trial expenses have not been material and are adjusted for in the period which they become known.

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

We manufactured TYSABRI during the first and second quarter of 2005 and completed our scheduled production of TYSABRI during July 2005. Because of the uncertain future commercial availability of TYSABRI and our inability to predict with the required degree of certainty that TYSABRI inventory will be realized in commercial sales prior to the expiration of its shelf life, we expensed $23.2 million of costs related to the manufacture of TYSABRI in the first quarter of 2005 to cost of product revenues. At the time of production, the inventory was believed to be commercially saleable. Beginning in the second quarter of 2005, we charged the costs related to the manufacture of TYSABRI to research and development expense. As a result, we expensed $21.5 million related to the manufacture of TYSABRI to research and development expense during 2005. In the first quarter of 2006, in light of expectations of re-introduction of TYSABRI, we began a new manufacturing campaign.

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

Impairments of Long-Lived Assets

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

In the third and fourth quarters of 2005, in connection with our comprehensive strategic plan, we recorded impairment charges of $28.0 million to facility impairments and loss on sale, which reflects the adjustment to net realizable value of our NICO clinical manufacturing facility in Oceanside, California, and classified the asset as held for sale under SFAS 144.

In the third quarter of 2005, we recorded an impairment charge of $12.9 million to selling, general and administrative expense equal to the remaining balance of the prepaid expense associated with our arrangement with MDS (Canada) related to ZEVALIN, since the carrying amount of prepaid expense was not recoverable based upon the undiscounted future cash flows expected to result from the use and eventual disposition of ZEVALIN.

In March 2005, we determined that we would no longer proceed with the fill-finish component of our large-scale biologic manufacturing facility in Hillerod. As a result, in the first quarter of 2005, we recorded an impairment charge to facility impairments and loss on sale of approximately $6.2 million of engineering costs that had previously been capitalized.

We have assessed our long-lived assets related to TYSABRI, which include intangible assets and facilities, and have determined that there are no impairments related to these assets as a result of the suspension of the marketing of TYSABRI. However, should new information arise, we may be required to take impairment charges related to certain of our long-lived assets. See “Item 1A. — Risk Factors — Safety Issues with TYSABRI Could Significantly Affect our Growth.”

Intangible Assets and Goodwill

In connection with the Merger, we recorded intangible assets related to patents, trademarks, and core technology as part of the purchase price. These intangible assets were recorded at fair value, and at December 31, 2005 and December 31, 2004 are net of accumulated amortization and impairments. Intangible assets related to out-licensed patents and core technology are amortized over their estimated useful lives, ranging from 12 to 20 years, based on the greater of straight-line method or economic consumption each period. These amortization costs are included in “Amortization of acquired intangible assets” in the accompanying consolidated statements of income. Intangible assets related to trademarks have indefinite lives, and as a result are not amortized, but are subject to review for impairment. We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

In the third quarter of 2005, we completed a review of our business opportunities in each of the relevant commercial markets in which our products are sold and determined their expected profitability. As a result of this review, in the third quarter of 2005, management determined that certain clinical trials would not continue which indicated that the carrying value of certain core technology intangible assets related to future sales of AVONEX in Japan may not be recoverable. As a result, we recorded a charge of approximately $7.9 million to amortization of acquired intangible assets, which reflects the adjustment to net realizable value of core technology intangible assets related to AVONEX. Additionally, in the third quarter of 2005, we recorded a charge of $5.7 million to cost of product revenues related to an impairment of certain capitalized ZEVALIN patents, to reflect the adjustment to net realizable value. As part of our decision to divest our AMEVIVE product, we have reassessed our remaining intangible assets related to AMEVIVE, and have determined that there are no impairments related to these assets as a result of our decision to divest AMEVIVE. However, should new information arise, we may be required to take impairment charges related to certain of our intangibles.

In the fourth quarter of 2005, we reclassed our intangible assets associated with AMEVIVE totaling $8.0 million on a net basis to assets held for sale on our consolidated balance sheet.

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

Goodwill associated with the Merger represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for by the purchase method of accounting. Goodwill is not amortized, but rather subject to periodic review for impairment. Goodwill is reviewed annually and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. As a result of the voluntary suspension of TYSABRI in February 2005, we performed an interim review for impairment of goodwill, intangibles and other long-lived assets, and we determined that goodwill was not impaired. In the fourth quarter of 2005, we performed our annual assessment of our goodwill, and concluded that goodwill was not impaired at October 31, 2005. However, should new information arise regarding the voluntary suspension of TYSABRI, we may need to reassess goodwill for impairment in light of the new information and we may be required to take impairment charges related to goodwill. During the fourth quarter of 2005, the IRS completed its exam of legacy Biogen Inc.’s, now Biogen Idec MA Inc.’s consolidated federal income tax returns for the fiscal years 2001 through 2002 and issued an assessment. We subsequently paid the majority of the amounts assessed and are appealing one issue. As a result of this and other income tax audit activity, Biogen Idec MA Inc.

reassessed its liability for income tax contingencies to reflect the IRS findings and recorded a $13.8 million reduction in these liabilities during the fourth quarter of 2005. The corresponding effects of the adjustments to the liability for income tax contingencies through 2004 resulted in a reduction in goodwill of $20.7 million for amounts related to periods prior to the acquisition by IDEC Pharmaceuticals Corporation and an increase in income tax expense associated with continuing operations of $6.9 million. See “Item 1A. — Risk Factors — Safety Issues with TYSABRI Could Significantly Affect our Growth.”

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

New Accounting Standards

In November 2005, the FASB released FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP, effective January 1, 2006, provides accounting guidance regarding the determination of when an impairment of debt and equity securities should be considered other-than-temporary, as well as the subsequent accounting for these investments. The adoption of this FSP is not expected to have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements-an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the provisions of the SFAS 154 will have a significant impact on our results of operations.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payments,” which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement SFAS 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS 123(R) in the reporting period starting January 1, 2006. We expect that SFAS 123(R) will have a significant impact on our financial statements. At the present time, we have not yet determined which valuation method we will use.

In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the provisions of SFAS 151 will have a significant impact on our results of operations.

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2005. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

We evaluate the effectiveness of our internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. We have not made any changes in our internal control over financial reporting during 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2005, our internal control over financial reporting is effective based on those criteria. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-51 of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See the sections from “Item 1A — Risk Factors” entitled “We are Subject to Market Risk,” “Our Financial Position, Results of Operations and Cash Flows can be Affected by Fluctuations in Foreign Currency Exchange Rates,” and “We are Exposed to Risk of Interest Rate Fluctuations.”

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-53 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

The information required by this Item is contained in the section of Item 7 entitled “Disclosure Controls and Procedures and Internal Control over Financial Reporting” beginning on page 83 of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information concerning our executive officers is set forth in Part I of this Form 10-K. The text of our code of business conduct, which includes the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, is posted on our website, www.biogenidec.com, under the “Corporate Governance” subsection of the “Company” section of the site. Disclosure regarding any amendments to, or waivers from, provisions of our code of business conduct, if required, will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of The Nasdaq Stock Market, Inc. Our corporate governance principles (also posted on www.biogenidec.com) prohibit our Board of Directors from granting any waiver of the code of ethics for any of our directors or executive officers. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website.

The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections labeled “Proposal 1 — Election of Directors — Information about our Directors” and “Stock Ownership —  Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement for our 2006 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto in the section labeled “Executive Compensation and Related Information” contained in the Proxy Statement for our 2006 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto in the sections labeled “Stock Ownership” and “Disclosure with Respect to our Equity Compensation Plans” contained in the Proxy Statement for our 2006 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The response to this item is incorporated by reference from the discussion responsive thereto in the sections labeled “Proposal 1 — Election of Directors —  Information about our Board of Directors and its Committees,” “Executive Compensation and Related Information — Employment Agreements and Change of Control Arrangements,” and “Certain Relationships and Related Party Transactions” contained in the Proxy Statement for our 2006 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto in the section labeled “Proposal 2 — Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the Proxy Statement for our 2006 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. (1) Consolidated Financial Statements and Schedule:

The Financial Statements required to be filed by Item 8 of this Annual Report on Form 10-K, and filed in this Item 15, are as follows:

Page Number
in This
Financial Statements	Form 10-K

Consolidated Statements of Income	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Cash Flows	F-4
Consolidated Statements of Shareholders’ Equity	F-5
Notes to Consolidated Financial Statements	F-7
Reports of Independent Registered Public Accounting Firm	F-51

(2) Financial Statement Schedule

The following financial statement schedule is included in the Annual Report on Form 10-K:

Page Number
in This
Financial Statement Schedule	Form 10-K

Schedule II — Valuation and Qualifying Accounts and Reserves	F-50

(3) Exhibits:

The following exhibits are referenced or included in this Form 10-K.

Exhibit Number		Description

2	.1(12)	Agreement and Plan of Merger, dated as of June 20, 2003, by and among us, Bridges Merger Corporation and Biogen, Inc.
3	.1(24)	Amended and Restated Certificate of Incorporation
3	.2(24)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of May 21, 2001
3	.3(24)	Certificate Increasing the Number of Authorized Shares of Series X Junior Participating Preferred Stock, dated as of July 26, 2001
3	.4(24)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of November 12, 2003
3	.5(28)	Amended and Restated Bylaws
4.1		Reference is made to Exhibit 3.1 for a description of the rights, preferences and privileges of our Series A Preferred Stock and Series X Junior Participating Preferred Stock
4	.2(24)	Specimen Common Stock Certificate
Indenture dated as of February 16, 1999 between us and Chase Manhattan Bank and Trust
4	.3(6)	Company, National Association, as Trustee
4	.4(4)	Form of Registered Liquid Yield OptionTM Note due 2019
4	.5(9)	Amended and Restated Rights Agreement dated as of July 26, 2001 between us and Mellon Investor Services LLC
4	.6(12)	Amendment No. 1 to Amended and Restated Rights Agreement dated as of June 23, 2003 between us and Mellon Investor Services LLC
10	.1(13)*	IDEC Pharmaceuticals Corporation 1988 Stock Option Plan, as amended and restated through February 19, 2003

Exhibit Number		Description

10	.2(5)	Letter Agreement between the Registrant and Genentech, Inc., dated May 21, 1996
10	.3(2)†	License Agreement between us and Coulter Immunology (now Corixa Corporation), dated May 16, 1991
10	.5(13)	1993 Non-Employee Directors Stock Option Plan, as amended and restated through February 19, 2003
10	.6(3)†	Expression Technology Agreement between us and Genentech. Inc., dated March 16, 1995
10	.8(1)*	Form of Indemnification Agreement for certain directors and executive officers
10	.9(6)	Indenture dated as of February 16, 1999 between us and Chase Manhattan Bank and Trust Company, National Association, as Trustee
10	.10(11)	Indenture dated as of April 29, 2002 between us and JP Morgan Trust Company, N.A., as Trustee
10	.11(7)†	Collaboration & License Agreement between us and Schering Aktiengesellschaft, dated June 9, 1999
10	.12(8)†	Isotope Agreement between us and MDS Nordion Inc. as amended by a first amendment on January 21, 2000 and a second amendment on March 16, 2001
10	.13(24)*	Voluntary Executive Supplemental Savings Plan (as amended and restated; effective January 1, 2004)
10	.14(10)†	Third Amendment to Agreement between MDS Canada Inc., MDS Nordion division, successor to MDS Nordion Inc. and us dated November 12, 2001
10	.15(14)†	Commercial Supply Agreement between us and Baxter Pharmaceutical Solutions LLC dated June 1, 2002
10	.16(15)*	2003 Omnibus Equity Plan
10	.17(15)*	2003 Performance Based Management Incentive Plan
10	.18(21)*	Form of Indemnification Agreement between Biogen, Inc. and certain directors and executive officers
10	.19(18)	Cambridge Center Lease dated October 4, 1982 between Mortimer Zuckerman, Edward H. Linde and David Barrett, as Trustees of Fourteen Cambridge Center Trust, and B. Leasing, Inc.
10	.20(19)	First Amendment to Lease dated January 19, 1989, amending Cambridge Center Lease dated October 4, 1982
10	.21(19)	Second Amendment to Lease dated March 8, 1990, amending Cambridge Center Lease dated October 4, 1982
10	.22(19)	Third Amendment to Lease dated September 25, 1991, amending Cambridge Center Lease dated October 4, 1982
10	.23(20)	Fourth Amendment to Lease dated October 6, 1993, amending Cambridge Center Lease dated October 4, 1982
10	.24(20)	Fifth Amendment to Lease dated October 9, 1997, amending Cambridge Center Lease dated October 4, 1982
10	.25(33)	Lease dated April 1, 1990 between Biogen, Inc. and Steven D. Rosenberg as Trustee of the Fifth Realty Trust of 300 Bent Street
10	.26(22)*	Biogen, Inc. 1985 Non-Qualified Stock Option Plan (as amended and restated through February 7, 2003)
10	.27(22)*	Biogen, Inc. 1987 Scientific Board Stock Option Plan (as amended and restated through February 7, 2003)
10	.28(24)*	Voluntary Board of Directors Savings Plan (as amended and restated; effective January 1, 2004)
10	.29(24)*	Executive Severance Policy — Senior/Executive Vice Presidents
10	.30(22)†	ANTEGREN (now TYSABRI) Development and Marketing Collaboration Agreement between us and Elan Pharma International Limited, dated August 15, 2000
10	.31(16)*	Employment Agreement between us and James C Mullen, dated June 20, 2003
10	.32(16)*	Employment Agreement between us and William H. Rastetter, dated June 20, 2003

Exhibit Number		Description

10	.33(17)†	Amended and Restated Collaboration Agreement between us and Genentech, Inc., dated June 19, 2003
10	.34(24)	Fourth Amendment to Agreement between us, MDS (Canada) Inc., MDS Nordion division, successor to MDS Nordion Inc., dated June 10, 2003
10	.35(24)†	Fifth Amendment to Agreement between us, MDS (Canada) Inc., MDS Nordion division, successor to MDS Nordion Inc., dated December 17, 2003
10	.36(24)*	Form of letter agreement regarding employment arrangement between us and our Executive Vice Presidents and Senior Vice Presidents
10	.37(23)*	Letter agreement regarding employment arrangement of Peter N. Kellogg, dated June 21, 2000
10	.38(25)	Lease agreement between Biogen Idec BV, a wholly-owned subsidiary of the registrant, and TUG Vastgoed B.V., dated as of September 24, 2004
10	.39(26)*	Amendment to the IDEC Pharmaceuticals Corporation 1988 Stock Option Plan, as amended and restated through February 19, 2003
10	.40(26)*	Amendment to Biogen Idec Inc. Executive Severance Policy — Senior/Executive Vice Presidents
10	.41(27)*	Letter agreement regarding use of Company-owned condominium of William H. Rastetter, Ph.D., dated January 5, 2005
10	.42*(33)	Board of Directors — Annual Retainer Summary Sheet
10	.43†(29)	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and Genentech, Inc. dated as of June 16, 2005
10	.44*(30)	2005 Omnibus Equity Plan
10	.45*(30)	1995 Employee Stock Purchase Plan
10	.46*(31)	Form of Grant Notice (Restricted Stock Units) — September 2005 RSU Grant
10	.47*(32)	Letter Agreement between the Company and William H. Rastetter, dated December 16, 2005
10	.48*(34)	Amendment to the 2003 Omnibus Equity Plan
10	.49*(34)	2005 Cash Bonus Plan — Material Terms
10	.50*(35)	First Amendment to Employment Agreement between the Company and James C. Mullen, dated February 7, 2006
10	.51*	Letter regarding employment arrangement of Faheem Hasnain, dated October 4, 2004
10	.52*	Letter regarding relocation arrangement for Mark C. Wiggins, dated September 2, 2004
10	.53*	Letter regarding employment arrangement of Craig E. Schneier, dated October 8, 2001
10	.54*	Memorandum regarding reimbursement arrangement for Craig E. Schneier, dated August 28, 2002
12.1		Computation of Ratio of Earnings to Fixed Charges
21.1		Subsidiaries
23.1		Consent of PricewaterhouseCoopers LLP — an Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reference to “our” in these cross-references mean filings made by Biogen Idec and filings made by IDEC Pharmaceuticals Corporation prior to the merger with Biogen, Inc.

*	Management contract or compensatory plan or arrangement.

†	Confidential Treatment has been granted with respect to portions of this agreement.

tm	Trademark of Merrill Lynch & Co., Inc.

(1)	Incorporated by reference from an exhibit filed with our Registration Statement on Form 8-B filed on June 2, 1997.

(2)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1, File No. 33-40756.

(3)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-3/A, File No. 333-85339, filed on November 10, 1999.

(5)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K, filed on June 6, 1996.

(6)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(7)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(8)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(9)	Incorporated by reference from an exhibit filed with our Registration Statement on Form 8-A, File No. 333-37128, dated July 27, 2001.

(10)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(11)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(12)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on June 23, 2003.

(13)	Incorporated by reference from an appendix filed with our Definitive Proxy Statement on Schedule 14A filed on April 11, 2003.

(14)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2002.

(15)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on November 12, 2003.

(16)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-4, File No. 333-107098, filed with the SEC on July 16, 2003.

(17)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on July 31, 2003.

(18)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Registration Statement on Form S-1, File No. 2-81689.

(19)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-12042.

(20)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-12042.

(21)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-12042.

(22)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-12042.

(23)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-12042.

(24)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2003.

(25)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on September 29, 2004.

(26)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(27)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on January 6, 2005.

(28)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on October 3, 2005.

(29)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(30)	Incorporated by reference from an appendix filed with our Definitive Proxy Statement on Schedule 14A filed on April 15, 2005.

(31)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on September 15, 2005.

(32)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on December 22, 2005.

(33)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2004.

(34)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(35)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on February 10, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN IDEC INC.

By:	/s/ James C. Mullen
James C. Mullen
Chief Executive Officer and President

Date: March 3, 2006

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ James C. Mullen James C. Mullen	Director, Chief Executive Officer and President (principal executive officer)	March 3, 2006

/s/ Peter N. Kellogg Peter N. Kellogg	Executive Vice President, Finance and Chief Financial Officer (principal financial and accounting officer)	March 3, 2006

/s/ Bruce R. Ross Bruce R. Ross	Director; Chairman of the Board of Directors	March 3, 2006

/s/ Alan Belzer Alan Belzer	Director	March 3, 2006

/s/ Lawrence C. Best Lawrence C. Best	Director	March 3, 2006

/s/ Alan B. Glassberg Alan B. Glassberg, M.D.	Director	March 3, 2006

/s/ Mary L. Good Mary L. Good, Ph.D.	Director	March 3, 2006

/s/ Thomas F. Keller Thomas F. Keller, Ph.D.	Director	March 3, 2006

/s/ Robert W. Pangia Robert W. Pangia	Director	March 3, 2006

/s/ Lynn Schenk Lynn Schenk	Director	March 3, 2006

Name	Capacity	Date

/s/ Phillip A. Sharp Phillip A. Sharp, Ph.D.	Director	March 3, 2006

/s/ William D. Young William D. Young	Director	March 3, 2006

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)

Revenues:
Product	$1,617,004	$1,486,344	$171,561
Revenue from unconsolidated joint business	708,881	615,743	493,049
Royalties	93,193	98,945	12,010
Corporate partner	3,422	10,530	2,563

Total revenues	2,422,500	2,211,562	679,183

Costs and expenses:
Cost of product revenues, excluding amortization of acquired intangible assets	369,198	548,702	283,813
Cost of royalty revenues	4,416	5,617	926
Research and development	747,671	685,872	233,337
Selling, general and administrative	644,758	580,278	174,596
Acquisition of in-process research and development	—	—	823,000
Amortization of acquired intangible assets	302,305	347,677	33,180
Facility impairments and loss on sale	118,112	—	—

Total costs and expenses	2,186,460	2,168,146	1,548,852

Income (loss) from operations	236,040	43,416	(869,669)
Other income (expense), net	20,155	20,677	(10,955)

Income (loss) before income taxes (benefit)	256,195	64,093	(880,624)
Income taxes (benefit)	95,484	39,007	(5,527)

Net Income (Loss)	$160,711	$25,086	$(875,097)

Basic earnings (loss) per share	$0.48	$0.07	$(4.92)

Diluted earnings (loss) per share	$0.47	$0.07	$(4.92)

Shares used in calculating:
Basic earnings (loss) per share	335,586	334,996	177,982

Diluted earnings (loss) per share	346,163	343,475	177,982

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2004
	(In thousands, except share amounts)

ASSETS
Current assets
Cash and cash equivalents	$568,168	$209,447
Marketable securities available-for-sale	282,585	848,495
Accounts receivable, less allowances of $48,793 and $35,882 at December 31, 2005 and 2004, respectively	265,742	278,637
Due from unconsolidated joint business	141,059	137,451
Deferred tax assets	41,242	86,880
Inventory	182,815	251,016
Other current assets	78,054	119,118
Assets held for sale	58,416	—

Total current assets	1,618,081	1,931,044

Marketable securities available-for-sale	1,204,378	1,109,624
Property and equipment, net	1,174,396	1,525,225
Intangible assets, net	2,975,601	3,292,827
Goodwill	1,130,430	1,151,105
Investments and other assets	264,061	155,933

	$8,366,947	$9,165,758

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accounts payable	$99,780	$121,471
Deferred revenue	16,928	13,695
Current taxes payable	200,193	129,350
Notes payable	—	748,430
Accrued expenses and other	266,135	247,802

Total current liabilities	583,036	1,260,748

Notes payable	43,444	101,879
Long-term deferred tax liability	762,282	921,771
Other long-term liabilities	72,309	54,959
Commitments and contingencies (note 11)	—	—
Shareholders’ equity
Convertible preferred stock, par value $0.001 per share (8 shares authorized, issued and outstanding at December 31, 2005 and 2004; $551 liquidation value at December 31, 2005 and 2004)	—	—
Common stock, par value $0.0005 per share (1,000,000 shares authorized; 339,961 shares and 336,700 shares issued and outstanding at December 31, 2005 and 2004, respectively)	173	173
Additional paid-in capital	8,206,911	8,184,979
Accumulated other comprehensive loss	(13,910)	(6,767)
Deferred stock-based compensation	(42,894)	(36,280)
Accumulated deficit	(1,021,644)	(801,094)

	7,128,636	7,341,011
Less treasury stock, at cost; 5,751 and 8,766 shares at December 31, 2005 and 2004, respectively	222,760	514,610

Total shareholders’ equity	6,905,876	6,826,401

	$8,366,947	$9,165,758

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash Flows from Operating Activities
Net Income (Loss)	$160,711	$25,086	$(875,097)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Write-off of acquired in-process research and development	—	—	823,000
Depreciation and amortization	402,208	439,435	61,308
Stock based compensation	38,145	16,795	—
Non-cash interest expense and amortization of investment premium	19,181	55,002	41,226
Deferred income taxes	(115,539)	(135,553)	(27,267)
Tax benefit from stock options	25,365	144,550	23,373
Realized loss (gain) on sale of marketable securities available-for-sale	5,264	4,090	(2,153)
Write-down of inventory to net realizable value	84,047	43,358	173,896
Impact of inventory step-up related to inventory sold	16,886	289,505	79,097
Impairment of investments	33,724	18,482	—
Impairment of property, plant and equipment	3,874	—	—
Facility impairments and loss on sale	118,112	2,577	—
Other	(2,246)	830	2,643
Changes in, net of assets and liabilities acquired:
Accounts receivable	6,252	(76,529)	22,618
Due from unconsolidated joint business	(3,608)	(20,109)	(17,054)
Inventory	(32,732)	(90,804)	(8,720)
Other current and other assets	32,225	(63,894)	(35,076)
Accrued expenses and other current liabilities	87,554	63,870	(66,775)
Deferred revenue	3,233	6,540	2,700
Other long-term liabilities	6,847	4,755	(27,752)

Net cash flows from operating activities	889,503	727,986	169,967

Cash Flows from Investing Activities
Cash received from acquisition of Biogen, Inc., net of cash paid	—	—	136,793
Purchases of marketable securities available-for-sale	(1,334,284)	(3,187,717)	(1,233,251)
Proceeds from sales and maturities of marketable securities available-for-sale	1,782,134	3,200,386	1,118,775
Acquisitions of property, plant and equipment	(318,376)	(361,013)	(301,248)
Restricted cash	—	—	22,500
Proceeds from sale of manufacturing facility	408,130	—	—
Acquisitions of intangible assets	—	(8,750)	—
Purchase of other investments	(119,863)	(25,334)	—

Net cash flows from investing activities	417,741	(382,428)	(256,431)

Cash Flows from Financing Activities
Purchases of treasury stock	(322,590)	(734,427)	—
Issuance of common stock for option exercises and employee stock purchase plan	—	132,977	24,439
Issuance of treasury stock for option exercises and employee stock purchase plan	119,619	140,558	—
Repurchase of senior notes	(746,416)	—	—
Change in cash overdraft.	(9,639)	9,931	26,746
Proceeds from loan	10,503	—	—

Net cash flows from financing activities	(948,523)	(450,961)	51,185

Net increase (decrease) in cash and cash equivalents	358,721	(105,403)	(35,279)
Cash and cash equivalents, beginning of the year	209,447	314,850	350,129

Cash and cash equivalents, end of the year	$568,168	$209,447	$314,850

Supplemental Cash Flow Data
Cash paid during the year for:
Interest	$38,018	$—	$—
Income taxes	$90,068	$1,215	$41,249
Non-cash financing activity:
Conversion of subordinated notes to common and treasury stock	$143,767	$125,679	$—

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other
	Convertible				Additional	Comprehensive	Deferred			Total
	Preferred Stock		Common Stock		Paid-In	(Loss)	Stock-Based	Accumulated	Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Compensation	Deficit	Stock	Equity
	(In thousands)

Balance, December 31, 2002	36	$—	154,391	$78	$977,672	$3,764	$—	$263,176	$(135,000)	$1,109,690

Comprehensive income:
Net loss								(875,097)		(875,097)
Unrealized gains (losses) on securities available for sale, net of tax of $1,408						(1,262)				(1,262)
Unrealized losses on foreign currency forward contracts, net of tax of $1,862						(3,268)				(3,268)
Translation adjustment						1,820				1,820

Total comprehensive income										(877,807)

Issuance of common stock under stock option and stock purchase plans			2,401	1	24,438					24,439
Issuance of common stock and assumption of stock options related to merger with Biogen, Inc.			171,938	86	6,775,652					6,775,738
Issuance of common stock from conversion of series A-2 and A-3 convertible preferred stock	(28)		1,680	1	(1)					—
Deferred stock-based compensation related to unvested Biogen, Inc. options assumed in the merger, net of amortization of $120							(2,141)			(2,141)
Compensation expense related to stock options					36					36
Tax benefit from stock option and stock purchase plan					23,373					23,373

Balance, December 31, 2003	8	—	330,410	166	7,801,170	1,054	(2,141)	(611,921)	(135,000)	7,053,328

Comprehensive income:
Net income								25,086		25,086
Unrealized gains (losses) on securities available for sale, net of tax of $1,851						(3,256)				(3,256)
Unrealized losses on foreign currency forward contracts, net of tax of $4,817						(8,105)				(8,105)
Translation adjustment						3,540				3,540

Total comprehensive income										17,265

Issuance of common stock under stock option and stock purchase plans			6,604	3	132,974					132,977
Issuance of common stock under restricted stock purchase plan,			1,266	1	55,491		(55,491)			1
Issuance of common stock from conversion of subordinated notes payable due 2019			5,078	3	55,351					55,354
Forfeiture of common stock under restricted stock plan			(102)		(4,557)		4,557			—
Issuance of common stock from treasury, at cost			6,048					(214,259)	354,817	140,558
Repurchase of common stock for treasury, at cost			(12,604)						(734,427)	(734,427)
Amortization of deferred stock compensation							16,795			16,795
Tax benefit from stock option and stock purchase plan					144,550					144,550

Balance, December 31, 2004	8	—	336,700	173	8,184,979	(6,767)	(36,280)	(801,094)	(514,610)	6,826,401

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

						Accumulated
						Other
	Convertible				Additional	Comprehensive	Deferred			Total
	Preferred Stock		Common Stock		Paid-In	(Loss)	Stock-Based	Accumulated	Treasury	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Compensation	Deficit	Stock	Equity
	(In thousands)

Comprehensive income:
Net income								160,711		160,711
Unrealized gains (losses) on securities available for sale, net of tax of $1,506						(2,622)				(2,622)
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $6,342						10,798				10,798
Translation adjustment						(15,319)				(15,319)

Total comprehensive income										153,568

Issuance of common stock under restricted stock plan			1		23		(23)			—
Issuance of common stock from conversion of subordinated notes payable due 2019			730		8,425					8,425
Issuance of treasury stock from conversion of subordinated notes payable due 2019			5,079					(235,811)	294,777	58,966
Issuance of treasury stock under restricted stock plan			839				(56,254)	6,403	49,851	—
Issuance of treasury stock under stock option and stock purchase plans			4,612					(151,853)	271,472	119,619
Forfeiture of common stock under restricted stock plan			(485)		(26,140)		26,140			—
Repurchase of common stock for treasury, at cost			(7,515)						(324,250)	(324,250)
Amortization of deferred stock compensation, net of forfeitures							23,523			23,523
Compensation expense related to stock options and restricted stock units					14,259					14,259
Tax benefit from stock option and stock purchase plan					25,365					25,365

Balance, December 31, 2005	8	$—	339,961	$173	$8,206,911	$(13,910)	$(42,894)	$(1,021,644)	$(222,760)	$6,905,876

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Overview

Biogen Idec creates new standards of care in oncology, neurology and immunology. As a global leader in the development, manufacturing, and commercialization of novel therapies, we transform scientific discoveries into advances in human healthcare. We currently have five products:

•	AVONEX® (interferon beta-1a). AVONEX is approved for the treatment of relapsing forms of multiple sclerosis, or MS, and is the most prescribed therapeutic product in MS worldwide. Globally over 130,000 patients have chosen AVONEX as their treatment of choice.

•	RITUXAN® (rituximab). RITUXAN is approved worldwide for the treatment of relapsed or refractory low-grade or follicular, CD20-positive, B-cell non-Hodgkin’s lymphomas, or B-cell NHLs. In February 2006, RITUXAN was approved by the U.S. Food and Drug Administration, or FDA, to treat previously untreated patients with diffuse, large B-cell NHL in combination with anthracycline-based chemotherapy regimens. In addition, in February 2006, the FDA approved the supplemental Biologics License Application, or sBLA, for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active rheumatoid arthritis, or RA, who have had an inadequate response to one or more TNF antagonist therapies. We market RITUXAN in the United States, or U.S., in collaboration with Genentech, Inc., or Genentech. All U.S. sales of RITUXAN are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis. Roche sells RITUXAN outside the U.S., except in Japan where it co-markets RITUXAN in collaboration with Zenyaku. We are working with Genentech and Roche on the development of RITUXAN in additional oncology and other indications.

•	TYSABRI® (natalizumab). TYSABRI was approved by the FDA in November 2004 to treat relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan Corporation plc, or Elan, voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification. In addition, we suspended dosing in clinical studies of TYSABRI in MS, Crohn’s disease and RA. These decisions were based on reports of cases of progressive multifocal leukoencephalopathy, or PML, a rare and frequently fatal, demyelinating disease of the central nervous system, in patients treated with TYSABRI in clinical studies. We and Elan conducted a safety evaluation of patients treated with TYSABRI in MS, Crohn’s disease and RA clinical studies. The safety evaluation included the review of any reports of potential PML in MS patients receiving TYSABRI in the commercial setting. In October 2005, we completed the safety evaluation of TYSABRI and found no new confirmed cases of PML. Three confirmed cases of PML were previously reported, two of which were fatal. In September 2005, we submitted an sBLA for TYSABRI to the FDA for the treatment of MS. The sBLA includes: final two-year data from the Phase 3 AFFIRM monotherapy trial and SENTINEL combination trial with AVONEX in MS; the integrated safety assessment of patients treated with TYSABRI in clinical trials; and a revised label and a risk minimization action plan. We and Elan have also submitted a similar data package to the European Medicines Agency, or EMEA. This information was supplied as part of the ongoing EMEA review process, which was initiated in the summer of 2004 with the filing for approval of TYSABRI as a treatment for MS. In November 2005, we were granted Priority Review status for the sBLA, which will result in action by the FDA approximately six months from the submission date, or by March 2006. In January 2006, we and Elan announced that we had received notification from the FDA that the Peripheral and Central Nervous System Drugs Advisory Committee would review TYSABRI for the treatment of MS on March 7, 2006. In February 2006, we and Elan announced that the FDA informed the companies that they removed the hold on clinical trial dosing of TYSABRI. We and Elan expect to begin an open-label, multi-center safety extension study of TYSABRI monotherapy in the U.S. and internationally in the coming weeks. We plan to work with regulatory authorities to determine the future commercial availability of TYSABRI.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	ZEVALIN® (ibritumomab tiuxetan). The ZEVALIN therapeutic regimen, which features ZEVALIN, is a radioimmunotherapy that is approved for the treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell NHL, including patients with RITUXAN relapsed or refractory NHL. ZEVALIN is approved in the EU for the treatment of adult patients with CD20¡ follicular B-cell NHL who are refractory to or have relapsed following RITUXAN therapy. We sell ZEVALIN to Schering AG for distribution in the EU, and receive royalty revenues from Schering AG on sales of ZEVALIN in the EU.

•	AMEVIVE® (alefacept). AMEVIVE is approved in the U.S. and other countries for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. We are seeking to divest AMEVIVE as part of a comprehensive strategic plan which is discussed below.

We also receive royalty revenues on sales by our licensees of a number of products covered under patents that we control, including on sales by Schering AG of ZEVALIN in the EU. In addition, we have a number of ongoing research and development programs in our core therapeutic areas and in other areas of interest.

Comprehensive Strategic Plan

In September 2005, we began implementing a comprehensive strategic plan designed to position us for long-term growth. The plan builds on the continuing strength of AVONEX and RITUXAN and other expected near-term developments. The plan has three principal elements: reducing operating expenses and enhancing economic flexibility by recalibrating our asset base, geographic site missions, staffing levels and business processes; committing significant additional capital to external business development and research opportunities; and changing our organizational culture to enhance innovation and support the first two elements of the plan. In conjunction with the plan, we consolidated or eliminated certain internal management layers and staff functions, resulting in the reduction of our workforce by approximately 17%, or approximately 650 positions worldwide. These adjustments took place across company functions, departments and sites, and were substantially implemented. In addition, we are seeking to divest several other non-core assets, including AMEVIVE, our NICO clinical manufacturing facility in Oceanside, California and certain real property in Oceanside, California. Our AMEVIVE assets held for sale include $8.0 million related to intangible assets, net, and $5.4 million for property, plant and equipment, net. In February 2006, we sold our NICO clinical manufacturing facility in Oceanside, California to Genentech.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires our management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, marketable securities, derivatives and hedging activities, inventories, patents, impairment of intangible assets and goodwill, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets and investments, research and development, loans, pensions, retiree medical plan, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Translation of Foreign Currencies

The functional currency for most of our foreign subsidiaries is the local currency. Assets and liabilities are translated at current rates of exchange. Income and expense items are translated at the average exchange rates for the year. Adjustments resulting from the translation of the financial statements of our foreign operations into U.S. dollars are excluded from the determination of net income and are accumulated in a separate component of shareholders’ equity. The U.S. dollar is the functional currency for certain foreign subsidiaries. Our subsidiaries that have the U.S. dollar as the functional currency are remeasured into U.S. dollars using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets. Foreign exchange transaction gains and losses are included in the results of operations in other income (expense), net. We had foreign exchange losses totaling $8.7 million in 2005 and foreign exchange gains of $5.4 million and $1.3 million in 2004 and 2003, respectively.

Cash and Cash Equivalents

We consider only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, due from unconsolidated joint business, other current assets, accounts payable, and accrued expenses and other, approximate fair value due to their short-term maturities. Our marketable securities available-for-sale are carried at fair value based on quoted market prices. The fair values of our foreign currency forward contracts are based on quoted market prices or pricing models using current market rates. At December 31, 2005, the fair values of our senior and subordinated notes were $5.6 million and $138.5 million, respectively.

Inventories

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (“FIFO”) method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are expensed as research and development costs when consumed.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of inventories for the periods ending December 31 are as follows:

	2005	2004
	(In thousands)

Raw materials	$44,417	$48,465
Work in process	107,987	157,947
Finished goods	30,411	44,604

	$182,815	$251,016

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

There is a risk inherent in these judgments, and we would be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies. At December 31, 2005 and 2004, we did not have any inventory associated with products that did not yet have regulatory approval.

In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification. In addition, we suspended dosing in clinical studies of TYSABRI in MS, Crohn’s disease and RA. These decisions were based on reports of cases of PML, a rare and frequently fatal, demyelinating disease of the central nervous system in patients treated with TYSABRI in clinical studies. We and Elan conducted a safety evaluation of patients treated with TYSABRI in MS, Crohn’s disease and RA clinical studies. The safety evaluation included the review of any reports of potential PML in MS patients receiving TYSABRI in the commercial setting. In October 2005, we completed the safety evaluation and found no new confirmed cases of PML. Three confirmed cases of PML were previously reported, two of which were fatal. In September 2005, we submitted an sBLA for TYSABRI to the FDA for the treatment of MS. In November 2005, we were granted Priority Review status for the sBLA, which will result in action by the FDA approximately six months from the submission date, or by March 2006. In January 2006, we and Elan announced that we had received notification from the FDA that the Peripheral and Central Nervous System Drugs Advisory Committee would review TYSABRI for the treatment of MS on March 7, 2006. We and Elan have also submitted a similar data package to the EMEA. This information was supplied as part of the ongoing EMEA review process, which was initiated in the summer of 2004 with the filing for approval of TYSABRI as a treatment for MS. In February 2006, we and Elan announced that the FDA informed the companies that they removed the hold on clinical trial dosing of TYSABRI. We and Elan expect to begin an open-label, multi-center safety extension study of TYSABRI monotherapy in the U.S. and internationally in the coming weeks. We plan to work with regulatory authorities to determine if dosing in MS and other clinical studies will be re-initiated and the future commercial availability of the product. We cannot predict the outcome of our work with regulatory authorities. TYSABRI could be permanently withdrawn from the market or re-introduced to the market with significant restrictions on its permissible uses, “black box” or other significant safety warnings in its label and

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such other restrictions, requirements and limitations as the FDA, EMEA or other regulatory authorities may require. While we presently believe that we will be able to find a path forward for TYSABRI, there are no assurances as to the likelihood of success.

In light of our inability to predict to the required degree of certainty that our TYSABRI inventory will be realized in commercial sales prior to the expiration of its shelf life, we wrote-down all of the $19.1 million of TYSABRI inventory that had been included on the balance sheet as of December 31, 2004, which was charged to cost of product revenues. We manufactured TYSABRI during the first and second quarter of 2005 and completed our scheduled production of TYSABRI during July 2005. Because of the uncertain future commercial availability of TYSABRI and our inability to predict to the required degree of certainty that TYSABRI inventory will be realized in commercial sales prior to the expiration of its shelf life, we expensed $23.2 million of costs related to the manufacture of TYSABRI in the first quarter of 2005 to cost of product revenues. At the time of production, the inventory was believed to be commercially saleable. Beginning in the second quarter of 2005, as we were working with clinical investigators to understand the possible risks of PML, we charged the costs related to the manufacture of TYSABRI to research and development expense. As a result, we expensed $21.5 million related to the manufacture of TYSABRI to research and development expense during 2005. In the first quarter of 2006, in light of expectations of re-introduction of TYSABRI, we began a new manufacturing campaign. See “Item 1A. — Risk Factors — Safety Issues with TYSABRI Could Significantly Affect Our Growth.”

We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual realizable value is less than that estimated by us, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs may be required. This periodic review led to the write-down of TYSABRI inventory as of December 31, 2004 and the expensing of TYSABRI during 2005, as described above, and may lead us to expense TYSABRI in subsequent periods.

Our products are subject to strict quality control and monitoring throughout the manufacturing process. Periodically, certain batches or units of product may no longer meet quality specifications or may expire. As a result, included in product cost of revenues were write-downs of commercial inventory that did not meet quality specifications or became obsolete due to dating expiration, in all cases this product inventory was written-down to its net realizable value. In 2005, we wrote-down $30.3 million, $12.0 million and $10.1 million of unmarketable inventory related to AMEVIVE, AVONEX and ZEVALIN, respectively, which was charged to cost of product revenues. The write-downs for AMEVIVE inventory consisted of $10.0 million for expired product and $20.3 million for product that failed to meet quality specifications. The write-downs of AVONEX inventory consisted of $8.4 million for remaining supplies of the alternative presentations of AVONEX that were no longer needed after the FDA approved a new component for the pre-filled syringe formulation of AVONEX in March 2005, $2.8 million for product that failed to meet quality specifications and $0.8 million of expired product. The write-down of ZEVALIN inventory was related to inventory that would not be marketable based on estimates of demand.

As part of our comprehensive strategic plan, we are seeking to divest AMEVIVE. We have evaluated our AMEVIVE inventory based on third party contract negotiations and determined its expected net realizable value. As a result, we recorded charges of $31.8 million to cost of product revenues in 2005 to write-down AMEVIVE to its net realizable value at December 31, 2005. In addition, our AMEVIVE inventory balance at December 31, 2005 was $49.8 million, of which $24.8 million related to the historical manufacturing costs and $25.0 million related to the increase in fair market value of inventory acquired at the Merger.

We wrote-down $46.7 million of unmarketable inventory during 2004, which was charged to cost of product revenues and consisted of $16.2 million related to AVONEX, $9.7 million related to ZEVALIN, $1.7 million related to AMEVIVE and $19.1 million related to TYSABRI. The AVONEX and AMEVIVE inventory was written-down when it was determined that the inventory did not meet quality specifications. The ZEVALIN inventory was written-down when it was determined that the inventory did not meet quality specifications or when it was determined that the inventory would not be marketable based on estimates of demand.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2003, cost of product revenues consisted of $254.3 million related to AVONEX, $18.7 million related to ZEVALIN and $8.7 million related to AMEVIVE, of which $231.6 million represents the difference between the cost of inventory recorded at the acquisition date and its historical manufacturing cost for AVONEX and AMEVIVE. In 2003, we wrote-down $160.8 million related to AVONEX, $1.0 million related to AMEVIVE and $12.1 million related to ZEVALIN. Of the $160.8 million write-down related to AVONEX, $149.6 million represented the increase to fair market value of inventory acquired at the Merger and $11.2 million represented the historical manufacturing costs.

Marketable Securities and Investments

We invest our excess cash balances in short-term and long-term marketable securities, principally corporate notes and government securities. At December 31, 2005, substantially all of our securities were classified as “available-for-sale.” All available-for-sale securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive loss in shareholders’ equity, net of related tax effects. Realized gains and losses and declines in value, if any, judged to be other-than-temporary on available-for-sale securities are reported in other expense. The cost of available-for-sale securities sold is based on the specific identification method. We have established guidelines that maintain safety and provide adequate liquidity in our available-for-sale portfolio. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. In 2005, we recognized a charge of approximately $3.1 million for certain unrealized losses on available-for-sale securities that were determined to be other-than-temporary, because we expected that the securities would be sold prior to a potential recovery of their decline in value.

As part of our strategic product development efforts, we invest in equity securities of certain biotechnology companies with which we have collaborative agreements. As a matter of policy, we determine on a quarterly basis whether any decline in the fair value of a marketable security is temporary or other-than-temporary. Unrealized gains and losses on marketable securities are included in accumulated other comprehensive loss in shareholders’ equity, net of related tax effects. If a decline in the fair value of a marketable security below our cost basis is determined to be other-than-temporary, such marketable security is written-down to its estimated fair value with a charge to current earnings. The factors that we consider in our assessments include the fair market value of the security, the duration of the security’s decline, and prospects for the company, including favorable clinical trial results, new product initiatives and new collaborative agreements. In 2005, we recognized a $9.2 million charge for the impairment of an investment that was determined to be other-than-temporary following a decline in value during the first quarter of 2005 due to unfavorable clinical results and the future prospects for the company. Any future determinations that unrealized losses are other-than-temporary could have an impact on earnings.

We also invest in equity securities of certain companies whose securities are not publicly traded and fair value is not readily available. These investments are recorded using the cost method of accounting and are adjusted only for other-than-temporary declines in fair value, distributions of earnings and additional investments. As a matter of policy, we monitor these investments in private securities on a quarterly basis and determine whether any impairment in their value would require a charge to current earnings, based on the implied value from any recent rounds of financing completed by the investee, market prices of comparable public companies and general market conditions.

In the third quarter of 2005, we recorded a $4.6 million charge for the impairment of an investment that completed an initial public offering during the period, when we determined that the offering price and our unrealized loss related to the entity as of September 30, 2005 was not likely to be recovered to our carrying value prior to the company being publicly traded. In the fourth quarter of 2005, we recorded a $1.6 million charge for the impairment of an investment that was determined to be other-than-temporary due to the future prospects for the company. There were no significant charges to current earnings in 2004 or 2003 for impairments of these investments. Additional recognition of impairments for these securities may cause variability in earnings.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are carried at cost, subject to review of impairment for significant assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful life or the term of the respective lease. Maintenance costs are expensed as incurred. Buildings and building components are depreciated over estimated useful lives ranging from 15 to 45 years, machinery and equipment from 5 to 15 years, furniture and fixtures from 3 to 10 years and computer software and hardware from 3 to 5 years. We capitalize certain incremental costs associated with the validation effort required for licensing by the FDA of manufacturing equipment for the production of a commercially approved drug. These costs include primarily direct labor and material and are incurred in preparing the equipment for its intended use. The validation costs are amortized over the life of the related equipment.

In August 2004, we restarted construction of our large-scale biologic manufacturing facility in Hillerod, Denmark. As of March 31, 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk manufacturing component of our large-scale biologic manufacturing facility in Hillerod. Additionally, we added a labeling and packaging component to the project. We also determined that we would no longer proceed with the fill-finish component of our large-scale biological manufacturing facility in Hillerod. As a result, in the first quarter of 2005, we recorded an impairment charge to facility impairments and loss on sale of approximately $6.2 million of engineering costs related to the fill-finish component that had previously been capitalized. The original cost of the project was expected to be $372.0 million. As of December 31, 2005, we had committed approximately $215.0 million to the project, of which $148.4 million has been paid. We expect the label and packaging facility to be substantially complete in 2006 and licensed for operation in 2007.

The timing of the completion and anticipated licensing of the Hillerod facility is in part dependent upon the commercial availability and potential market acceptance of TYSABRI. If TYSABRI were permanently withdrawn from the market, we would need to evaluate our long-term plan for this facility. If we are able to reintroduce TYSABRI to the market, we would need to evaluate our requirements for TYSABRI inventory and additional manufacturing capacity in light of the approved label and our judgment of the potential U.S. market acceptance of TYSABRI in MS, the probability of obtaining marketing approval of TYSABRI in MS in the EU and other jurisdictions, and the probability of obtaining marketing approval of TYSABRI in additional indications in the U.S., EU and other jurisdictions.

Intangible Assets and Goodwill

In connection with the Merger (see Note 2), we recorded intangible assets related to patents, trademarks, and core technology as part of the purchase price. These intangible assets were recorded at fair value and at December 31, 2005 net of accumulated amortization and impairments. Intangible assets related to out-licensed patents and core technology are amortized over their remaining estimated useful lives, ranging from 10 to 18 years, based on the greater of the straight-line method or economic consumption each period. These amortization costs are included in “Amortization of acquired intangible assets” in the accompanying consolidated statements of income. Intangible assets related to trademarks have indefinite lives, and as a result are not amortized, but are subject to review for impairment. We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In the fourth quarter of 2005, we reclassed our intangible assets associated with AMEVIVE totaling $8.0 million on a net basis to assets held for sale on our consolidated balance sheet.

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

Goodwill associated with the Merger represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for by the purchase method of accounting. Goodwill is not amortized, but rather subject to periodic review for impairment. Goodwill is reviewed annually and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable. As a result of the voluntary suspension of TYSABRI in February 2005, we performed an interim review for impairment of goodwill, intangibles and other long-lived assets, and we determined that goodwill was not impaired. In the fourth quarter of 2005, we performed the annual assessment of our goodwill, and concluded that goodwill was not impaired as of October 31, 2005. However, should new information arise regarding the voluntary suspension of TYSABRI, we may need to reassess goodwill for impairment in light of the new information and we may be required to take impairment charges related to goodwill. During the fourth quarter of 2005, the Internal Revenue Service (“IRS”) completed its exam of legacy Biogen Inc.’s, now Biogen Idec MA Inc.’s, consolidated federal income tax returns for the fiscal years 2001 through 2002 and issued an assessment. We subsequently paid the majority of the amounts assessed and are appealing one issue. As a result of this and other income tax audit activity, Biogen Idec MA Inc. reassessed its liability for income tax contingencies to reflect the IRS findings and recorded a $13.8 million reduction in these liabilities during the fourth quarter of 2005. The corresponding effects of the adjustments to the liability for income tax contingencies through 2004 resulted in a reduction in goodwill of $20.7 million for amounts related to periods prior to the acquisition by IDEC Pharmaceuticals Corporation and an increase in income tax expense associated with continuing operations of $6.9 million.

As of December 31, 2005 and 2004, intangible assets and goodwill, net of accumulated amortization, impairment charges and adjustments, are as follows (amounts in thousands):

			Accumulated
December 31, 2005:	Estimated Life	Fair Value	Amortization	Adjustments	Net

Out-licensed patents	12 years	$578,000	$102,756	$—-	$475,244
Core/developed technology	15-20 years	2,984,000	542,407	7,993	2,433,600
Trademarks & tradenames	Indefinite	64,000	—	—	64,000
In-licensed patents	14 years	3,000	243	—	2,757

Total		$3,629,000	$645,406	$7,993	$2,975,601

Goodwill	Indefinite	$1,151,105	$—	$20,675	$1,130,430

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Accumulated
December 31, 2004:	Estimated Life	Fair Value	Amortization	Net

Out-licensed patents	12 years	$578,000	$54,589	$523,411
Core/developed technology	15-20 years	2,993,000	297,269	2,695,731
Trademarks & tradenames	Indefinite	64,000	—	64,000
In-licensed patents	7-14 years	12,482	2,797	9,685

Total		$3,647,482	$354,655	$3,292,827

Goodwill	Indefinite	$1,151,105	$—	$1,151,105

Amortization on intangible assets is expected to be in the range of approximately $305 million to $329 million for each of the next five years.

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

Derivatives and Hedging Activities

Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) requires that all derivatives be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive (loss) income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We assess, both at its inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We also assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings to the extent significant. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in current earnings.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income,” (“SFAS 130”), requires us to display comprehensive income and its components as part of our full set of financial statements. Comprehensive income is comprised of net income (loss) and other comprehensive (loss) income. Other comprehensive (loss) income includes certain changes in equity that are excluded from net income (loss), such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments, net of tax.

Segment Information

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS 131”) establishes standards for reporting information on operating segments in interim and annual financial statements. We operate in one segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care. Our chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment.

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

Product revenue consists of sales from four of our products: AVONEX, AMEVIVE, ZEVALIN, and TYSABRI. The timing of distributor orders and shipments can cause variability in earnings. Revenues from product sales are recognized when product is shipped and title and risk of loss has passed to the customer, typically upon delivery. Revenues are recorded net of applicable allowances for returns, patient assistance, trade term discounts, Medicaid rebates, Veteran’s Administration rebates, managed care discounts and other applicable allowances. Included in our consolidated balance sheets at December 31, 2005 and 2004, are allowances for returns, rebates, discounts and other allowances which totaled $48.8 million and $35.9 million, respectively. At December 31, 2005, our allowance for product returns, which is a component of allowances for returns, rebates, discounts and other allowances, was $2.3 million. At December 31, 2005, total discounts and allowances were approximately 3% of total current assets and less than 1% of total assets. We prepare our estimates for sales returns and allowances, discounts and rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate.

For the years ended December 31, 2005, 2004, and 2003, we recorded $225.9 million, $169.3 million and $13.9 million, respectively, in our consolidated statements of income related to sales returns and allowances, discounts, and rebates. In 2005, the amount of product returns was approximately 2% of product revenue for all our products compared to approximately 1% in 2004 and 2% in 2003. Product returns, which is a component of allowances for returns, rebates, discounts and other allowances, were $26.0 million, $17.4 million and $3.7 million for 2005, 2004 and 2003, respectively. The increase of product returns in 2005 consisted primarily of $9.7 million due to the voluntary suspension of TYSABRI. Product returns in 2005 included $12.2 million related to product sales made prior to 2005, which represents less than 1% of total product revenue, of which $4.7 million was in reserves as December 31, 2004. During 2004, we had encountered problems in manufacturing our pre-filled syringe formulation of AVONEX, and as a result, we had an increase in our expected level of returns related to batches that failed to meet specifications.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2004, we received regulatory approval in the U.S. of TYSABRI for the treatment of MS and paid a $7.0 million approval-based milestone to Elan. Upon approval, we also became obligated to provide Elan with $5.3 million in credits against reimbursement of commercialization costs. Elan can apply $1.5 million of the credits per year. The approval and credit milestones were capitalized upon approval in investments and other assets and are being amortized over the remaining patent life of 14.6 years. The amortization of the approval and credit milestones is being recorded as a reduction of revenue. In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification.

Under our agreement with Elan, we manufacture TYSABRI and, in the U.S. prior to the suspension, sold TYSABRI to Elan who then distributed TYSABRI to third party distributors. Prior to the suspension, we recorded revenue when TYSABRI was shipped from Elan to third party distributors. In 2005, we recorded $4.7 million of net product revenues related to sales of TYSABRI to Elan that we estimate were ultimately dosed into patients. Additionally, as of March 31, 2005, we deferred $14.0 million in revenue under our revenue recognition policy with Elan, which has been fully paid by Elan, related to sales of TYSABRI which had not yet been shipped by Elan and remains deferred at December 31, 2005. Through December 31, 2005, we incurred net withdrawal costs of $7.8 million related to sales returns in connection with the voluntary suspension of TYSABRI.

As of December 31, 2005, Elan owed us $21.1 million, representing commercialization and development expenses incurred by us, which is included in other current assets on our consolidated balance sheets. We received $11.6 million from Elan in the first quarter of 2006 related to the receivable.

We have various contracts with distributors that provide for discounts and rebates. These contracts are classified as a reduction of revenue. We also maintain select customer service contracts with distributors and other customers in the distribution channel. We have established the fair value of these contracts and classified these customer service contracts as sales and marketing expense. If we had concluded that sufficient evidence of the fair value did not exist for these contracts, we would have been required to classify these costs as a reduction of revenue.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2005, 2004 and 2003, the 40% threshold was met during the first quarter. For each calendar year or portion thereof following the approval date of the first new anti-CD20 product, the pretax copromotion profit-sharing formula for RITUXAN and other anti-CD20 products sold by us and Genentech will change to the following:

	New Anti-CD20 U.S.	Biogen Idec’s Share
Copromotion Operating Profits	Gross Product Sales	of Copromotion Profits

First $50 million(1)	N/A	30%
Greater than $50 million	Until such sales exceed $150 million in any calendar year(2)	38%
	Or
	After such sales exceed $150 million in any calendar year and until such sales exceed $350 million in any calendar year(3)	35%
	Or
	After such sales exceed $350 million in any calendar year(4)	30%

(1)	not applicable in the calendar year the first new anti-CD20 product is approved if $50 million in copromotion operating profits has already been achieved in such calendar year through sales of RITUXAN.

(2)	if we are recording our share of RITUXAN copromotion profits at 40%, upon the approval date of the first new anti-CD20 product, our share of copromotion profits for RITUXAN and the new anti-CD20 product will be immediately reduced to 38% following the approval date of the first new anti-CD20 product until the $150 million new product sales level is achieved.

(3)	if $150 million in new product sales is achieved in the same calendar year the first new anti-CD20 product receives approval, then the 35% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year. Once the $150 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years’ (after the first $50 million in copromotion operating profits in such years) will be 35% until the $350 million new product sales level is achieved.

(4)	if $350 million in new product sales is achieved in the same calendar year that $150 million in new product sales is achieved, then the 30% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year (or January 1 of the second following calendar year if the first new anti-CD20 product receives approval and, in the same calendar year, the $150 million and $350 million new product sales levels are achieved). Once the $350 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years’ will be 30%.

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

Amortization of Stock based Compensation

We have granted restricted common stock to employees at no cost to the employees. The restricted stock will vest 100% three years from the grant date, provided the employee remains continuously employed with us. The restricted stock is amortized into earnings over the three-year vesting period.

Reclassification

Certain reclassifications of prior years amounts have been made to conform to current year presentation.

Earnings per Share

We calculate earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” or SFAS 128, and EITF 03-06, “Participating Securities and the Two — Class Method Under SFAS 128.” SFAS 128 and EITF 03-06 together require the presentation of “basic” earnings (loss) per share and “diluted” earnings (loss) per share. Basic earnings (loss) per share is computed using the two-class method. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective rights to share in dividends. We have determined that our preferred shares meet the definition of participating securities, and have allocated a portion of net income to our preferred shares on a pro rata basis. Net income allocated to preferred shares is excluded from the calculation of basic earnings (loss) per share. For basic earnings (loss) per share, net income (loss) available to holders of common stock is divided by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings (loss) per share, net income (loss) is adjusted for the after-tax amount of interest associated with convertible debt and net income allocable to preferred shares, and the denominator includes both the weighted average number of shares of common stock outstanding and potential dilutive shares of common stock from stock options, unvested restricted stock awards, restricted stock units and other convertible securities, to the extent they are dilutive.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted earnings (loss) per share for the periods ending December 31 are calculated as follows (table in thousands):

	2005	2004	2003

Numerator:
Net income (loss)	$160,711	$25,086	$(875,097)
Adjustment for net income allocable to preferred stock	236	37	—

Net income (loss) used in calculating basic earnings (loss) per share	$160,475	$25,049	$(875,097)
Adjustment for interest, net of interest capitalized and tax	1,322	—	—

Net income (loss) used in calculating diluted earnings (loss) per share	$161,797	$25,049	$(875,097)

Denominator:
Weighted average number of common shares outstanding	335,586	334,996	177,982
Effect of dilutive securities:
Stock options	3,268	7,600	—
Restricted stock awards	1,636	879	—
Convertible promissory notes due 2019	5,673	—	—

Dilutive potential common shares	10,577	8,479	—

Shares used in calculating diluted earnings (loss) per share	346,163	343,475	177,982

The following amounts were not included in the calculation of net income (loss) per share because their effects were anti-dilutive for the periods ending December 31 (table in thousands):

	2005	2004	2003

Numerator:
Net income allocable to preferred shares	$236	$37	$—
Adjustment for interest, net of tax	5,183	3,762	9,378

Total	$5,419	$3,799	$9,378

Denominator:
Stock options	22,006	5,080	7,103
Convertible preferred stock	493	247	2,173
Convertible promissory notes due 2019	—	4,563	13,935
Convertible promissory notes due 2032	2,873	2,165	8,661

Total	25,372	12,055	31,872

  Accounting for Stock Based Compensation

We have several stock-based compensation plans which are described more fully in Note 12. We apply APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for our plans and apply Statement of Financial Accounting Standards No. 123, “Accounting for Stock Issued to Employees,” or SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” or SFAS 148, for disclosure purposes only. The SFAS 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Stock-based compensation issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payments,” which replaces SFAS 123 and supersedes APB Opinion No. 25. SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. In April 2005, the SEC issued a rule amending the compliance date which allows companies to implement SFAS 123(R) at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS 123(R) in the reporting period starting January 1, 2006.

On December 6, 2005, our Board of Directors approved the acceleration of vesting of unvested stock options having an exercise price per share of $55.00 or higher, granted under our stock option plans that are held by current employees, including executive officers. Options held by our non-employee directors were excluded from this vesting acceleration. As a result, the vesting of options granted predominantly from 2001 to 2005 with respect to approximately 4,518,809 shares of our common stock were accelerated.

The acceleration eliminates future compensation expense that we would otherwise have recognized in our results of operation when we adopt SFAS 123(R), starting in 2006. The approximate future expense eliminated by the acceleration, based on a Black-Scholes calculation, is estimated to be approximately $93.1 million over the next four years on a pre-tax basis. The acceleration did not result in any compensation expense in 2005.

If compensation cost for awards issued in 2005, 2004 and 2003 under the stock-based compensation plans, including costs related to prior years’ awards and accelerated stock options, had been determined based on SFAS 123, as amended by SFAS 148, our pro forma net income (loss), and pro forma earnings (loss) per share for the years ending December 31, would have been as follows:

	2005	2004	2003
	(In thousands, except per share data)

Reported net income (loss)	$160,711	$25,086	$(875,097)
Stock based compensation included in net income (loss), net of tax	25,573	10,413	—
Pro forma stock compensation expense, net of tax	(156,783)	(70,039)	(51,850)

Pro forma net income (loss)	$29,501	$(34,540)	$(926,947)

Reported basic earnings (loss) per share	$0.48	$0.07	$(4.92)

Pro forma basic earnings (loss) per share	$0.09	$(0.10)	$(5.21)

Reported diluted earnings (loss) per share	$0.47	$0.07	$(4.92)

Pro forma diluted earnings (loss) per share	$0.09	$(0.10)	$(5.21)

The fair value of each option granted under our stock-based compensation plans and each purchase right granted under our employee stock purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Option Grants
	2005	2004	2003

Expected dividend yield	0%	0%	0%
Expected stock price volatility	35%	42%	41%
Risk-free interest rate	4.2%	3.4%	2.8%
Expected option life in years	5.4	5.4	5.8
Per share grant date fair value	$24.89	$19.93	$16.41

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Purchase Rights
	2005	2004	2003

Expected dividend yield	0%	0%	0%
Expected stock price volatility	36%	41%	48%
Risk-free interest rate	3.6%	1.4%	1.3%
Expected option life in years	0.20 - 2.0	0.24 - 1.5	0.13 - 2.0
Per share grant date fair value	$10.94	$11.34	$21.46

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 did not apply to awards prior to 1995, and additional awards in future years are anticipated. See “Note 19 — New Accounting Pronouncements” for a more complete description of this new accounting guidance and the potential impact it will have on our financial statements.

  Assets Held for Sale

As part of the comprehensive strategic plan that we announced in September 2005, we are seeking to divest several other non-core assets, including AMEVIVE, our NICO clinical manufacturing facility in Oceanside, California and certain real property in Oceanside, California. We consider those assets and certain other miscellaneous assets as held for sale, since they meet the criteria of held for sale under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and have reported those assets separately in current assets on the consolidated balance sheet at December 31, 2005. Our AMEVIVE assets held for sale include $8.0 million related to intangible assets, net, and $5.4 million for property, plant and equipment, net. In February 2006, we sold the NICO clinical manufacturing facility to Genentech.

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

The average maturity of our marketable securities as of December 31, 2005 and 2004 was 18 months and 20 months, respectively. Proceeds from maturities and other sales of marketable securities, which were primarily reinvested, for the years ended December 31, 2005, 2004, and 2003 were approximately $1.8 billion, $3.2 billion, and $1.1 billion, respectively. Realized losses on these sales for the years ended December 31, 2005, 2004, and 2003 were $14.2 million, $4.1 million, and $2.1 million, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of marketable securities:

		Gross	Gross
		Unrealized	Unrealized	Amortized
	Fair Value	Gains	Losses	Cost
	(In thousands)

December 31, 2005:
Corporate debt securities
Current	$161,375	$4	$(1,387)	$162,758
Noncurrent	787,592	208	(7,334)	794,718
U.S. Government securities
Current	121,210	—	(812)	122,022
Noncurrent	416,786	125	(4,893)	421,554

Total securities available-for-sale	$1,486,963	$337	$(14,426)	$1,501,052

Other marketable securities, noncurrent	$143,553	$16,050	$(7,286)	$134,789

		Gross	Gross
		Unrealized	Unrealized	Amortized
	Fair Value	Gains	Losses	Cost
	(In thousands)

December 31, 2004:
Corporate debt securities
Current	$436,719	$2	$(405)	$437,122
Noncurrent	619,454	90	(3,793)	623,157
U.S. Government securities
Current	411,776	8	(203)	411,971
Noncurrent	490,170	333	(4,657)	494,494

Total securities available-for-sale	$1,958,119	$433	$(9,058)	$1,966,744

Other marketable securities, noncurrent	$29,434	$7,369	$—	$22,065

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2005 by contractual maturity are as follows:

	Amortized Cost	Estimated Fair Value

Due in one year or less	$284,780	$282,585
Due after one year	1,216,272	1,204,378

	$1,501,052	$1,486,963

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized losses for which other-than-temporary losses have not been recognized at December 31, 2005 consist of the following (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate debt securities	$345,862	$(2,713)	$329,674	$(6,007)	$675,536	$(8,720)
U.S. Government securities	261,689	(2,362)	206,029	(3,344)	467,718	(5,706)

	$607,551	$(5,075)	$535,703	$(9,351)	$1,143,254	$(14,426)

Other marketable securities, noncurrent	$20,237	$(7,286)	$—	$—	$20,237	$(7,286)

Unrealized losses relate to various debt securities, including U.S. government issues, corporate bonds and asset-backed securities. The unrealized losses on these securities were primarily caused by higher interest rates, and represent 1% of the total fair value of the portfolio. We expect that these unrealized losses are not other-than-temporary, and have the intent and ability to hold these securities with unrealized losses to maturity or to recovery. In 2005 and 2004, we recognized charges of approximately $3.1 million and $5.7 million, respectively, for certain unrealized losses on available-for-sale securities that were determined to be other-than-temporary, because the securities were sold prior to a potential recovery of their decline in value.

We have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts have durations of 90 days to 12 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive loss. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. We assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings to the extent significant. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the hedge instrument and any related unrealized gain or loss on the contract is recognized in current earnings. The notional settlement amount of the foreign currency forward contracts outstanding at December 31, 2005 was approximately $214.0 million. These contracts had a fair value of $0.9 million, representing an unrealized loss, and were included in other current liabilities at December 31, 2005. The notional settlement amount of the foreign currency forward contracts outstanding at December 31, 2004 was approximately $164.3 million. These contracts had a fair value of $18.1 million, representing an unrealized loss, and were included in other current liabilities at December 31, 2004.

In 2005, we recognized $1.0 million of gains in earnings due to hedge ineffectiveness and $0.3 million of gains as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. We recognized $0.1 million of losses in product revenue and $0.2 million of losses in royalty revenue for the settlement of certain effective cash flow hedge instruments at December 31, 2005. These settlements were recorded in the same period as the related forecasted transactions affecting earnings. We expect approximately $0.9 million of unrealized losses at December 31, 2005 to affect earnings in 2006 related to our foreign currency forward contracts.

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

4.	Notes Payable

In April and May 2002, we raised through the issuance of our senior notes, approximately $696 million, net of underwriting commissions and expenses of $18.4 million. The senior notes are zero coupon and were priced with a yield to maturity of 1.75% annually. On April 29, 2005, holders of 99.2% of the outstanding senior notes exercised their right under the indenture governing the senior notes to require us to repurchase their senior notes. On May 2, 2005, we paid $746.4 million in cash to repurchase those senior notes with an aggregate principal amount at maturity of approximately $1.2 billion. The purchase price for the senior notes was $624.73 in cash per $1,000 principal amount at maturity, and was based on the requirements of the indenture and the senior notes. Additionally, we made a cash payment in 2005 of approximately $62 million for the payment of tax related to additional deductible interest expense for which deferred tax liabilities had been previously established. As of December 31, 2005, our remaining indebtedness under the senior notes was approximately $10.2 million at maturity.

In February 1999, we raised through the issuance of our subordinated notes, approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million. The subordinated notes are zero coupon and were priced with a yield to maturity of 5.5% annually. Upon maturity, the subordinated notes would have had an aggregate principal face value of $345.0 million. As of December 31, 2005, our remaining indebtedness under the subordinated notes was approximately $75.4 million at maturity, due to conversion of subordinated notes into common stock.

Each $1,000 aggregate principal face value subordinated note is convertible at the holder’s option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36 per share. During 2005, holders of the subordinated notes with a face value of approximately $143.8 million elected to convert their subordinated notes to approximately 5.8 million shares of our common stock. The remaining holders of the subordinated notes may require us to purchase the subordinated notes on February 16, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with us having the option to repay the subordinated notes plus accrued original issue discount in cash, common stock or a combination of cash and stock. We have the right to redeem at a price equal to the issue price plus the accrued original issue discount to the date of redemption all or a portion of the subordinated notes for cash at any time.

Notes payable at December 31, consists of the following:

	2005	2004
	(In thousands)

Current liabilities:
30-year senior convertible promissory notes, due 2032 at 1.75%	$—	$748,430

	$—	$748,430

Long-term liabilities:
20-year subordinated convertible promissory notes, due 2019 at 5.5%	$37,016	$101,879
30-year senior convertible promissory notes, due 2032 at 1.75%	6,428	—

	$43,444	$101,879

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Consolidated Balance Sheets Details

Property and equipment:

	December 31,
	2005	2004
	(In thousands)

Land	$88,423	$127,411
Buildings	445,300	476,615
Leasehold improvements	62,200	58,945
Furniture and fixtures	32,980	36,348
Machinery and equipment	530,505	546,101
Construction in progress	229,747	436,750

Total cost	1,389,155	1,682,170
Less accumulated depreciation	214,759	156,945

	$1,174,396	$1,525,225

Depreciation expense was $135.8 million, $92.0 million and $26.7 million for 2005, 2004 and 2003, respectively.

During 2005 and 2004, we capitalized to construction in progress approximately $8.4 million and $8.8 million, respectively, of interest costs primarily related to the development of our West Coast headquarters and research and development campus in San Diego, California, our large-scale manufacturing facility in Oceanside, California and a research facility in Cambridge, Massachusetts.

Accrued expenses and other:

	December 31,
	2005	2004
	(In thousands)

Employee compensation and benefits	$59,809	$68,002
Royalties and licensing fees	49,376	45,201
Collaboration expenses	17,861	7,656
Clinical development expenses	9,934	20,564
Unrealized losses on foreign currency contracts	912	18,051
Other	128,243	88,328

	$266,135	$247,802

6.	Employee Benefit Plans

401(k) Employee Savings Plan

We maintain a 401(k) Savings Plan, or 401(k) Plan, which is available to substantially all U.S. regular employees over the age of 21. Participants may make voluntary contributions. We make matching contributions according to the 401(k) Plan’s matching formula. The matching contributions vest over four years of service by the employee. The Plan also provides for certain transition contributions on behalf of participants who previously participated in the Biogen, Inc. Retirement Plan. Employer contributions for the years ended December 31, 2005, 2004 and 2003 totaled $16.8 million, $11.4 million and $2.4 million, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Compensation Plan

We maintain the Voluntary Executive Supplemental Savings Plan, a non-qualified deferred compensation plan that allows a select group of management and highly compensated U.S. employees to defer a portion of their compensation and that provides for certain company credits to participants’ accounts. The deferred compensation amounts are accrued when earned but are unfunded. Such deferred compensation is distributable in cash in accordance with the plan. Deferred compensation amounts under such plan at December 31, 2005 and 2004, totaled approximately $44.1 million and $33.4 million, respectively, and is included in other long-term liabilities in the accompanying consolidated balance sheets. Participant contributions are immediately 100% vested. Certain employer credits to participants’ accounts are subject to vesting schedules. Distributions to participants can be either in a one lump sum payment or annual installments as elected by the participants.

Retiree Medical Plan

We have had a program since 2003, in which we provide medical plan benefits to retirees under the age of 65. Our obligation is funded on a pay-as-you-go basis and there are no plan assets. Our liability at December 31, 2005 and 2004 related to this program was approximately $4.3 million and $2.4 million, respectively.

Pension

In connection with the Merger, we assumed Biogen, Inc.’s Retirement Plan, a tax-qualified defined benefit pension plan. Prior to November 13, 2003, we did not have a pension plan. At October 31, 2003, Biogen, Inc. ceased allowing new participants into the plans, and effective December 31, 2003, Biogen, Inc. amended the plans so that no further benefits would accrue to participants. During 2004, we incurred charges of approximately $2.1 million related to transition benefits associated with the plan termination, and plan curtailment costs and additional premium costs related to the annuity transfer of approximately $3.0 million, which are included in our results of operations for 2004. At December 31, 2005, we had a liability of $0.3 million related to these plans.

The components of net periodic pension cost for the years ended December 31, 2005 and 2004 are summarized below (table in thousands):

	Pension Benefit
	2005	2004

Service cost	$—	$—
Interest cost	246	2,479
Expected return on plan assets	3	(1,955)
Amortization of prior service cost	—	—
Amortization of net actuarial loss	14	(40)

Net pension cost	$263	$484

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of projected benefit obligations, fair value of plan assets and the funded status of the plans as of December 31, are presented below (table in thousands):

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Change in projected benefit obligation
Net projected benefit obligation at December 31	$(7,514)	$(52,444)	$(2,408)	$—
Service cost	—	—	(1,928)	(2,430)
Interest cost	(246)	(2,478)	—	—
Actuarial gain (loss)	(1,076)	(2,212)	—	—
Transfers	—	12,408	—	—
Gross benefits paid	8,383	37,212	14	22

Net projected benefit obligation at the end of the year	(453)	(7,514)	(4,322)	(2,408)

Change in plan assets
Fair value of plan assets at the beginning of the year	276	38,431	—	—
Actual return on plan assets	1	433	—	—
Employer contributions	8,106	11,032	—	—
Transfers	—	(12,408)	—	—
Gross benefits paid	(8,383)	(37,212)	—	—

Fair value of plan assets at the end of the year	—	276	—	—

Reconciliation of funded status
Funded status at the end of the year	(453)	(7,239)	(5,694)	(12,676)
Unrecognized net actuarial gain	197	796	(4,495)	2,689
Unrecognized prior service cost	—	—	5,867	7,579

Net amount recognized at the end of the year	$(256)	$(6,443)	$(4,322)	$(2,408)

Weighted average assumptions at the end of the year
Discount rate	N/A	5.56%	5.00%	4.75%
Expected return on plan assets	N/A	5.12%	—	—
Rates of compensation increase	—	—	—	—

As of December 31, 2005 and 2004, the unfunded supplemental retirement plan had a projected benefit of $0.5 million and $4.8 million, respectively.

Amounts recognized in the statements of financial position consist of (in thousands):

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Prepaid benefit cost	$—	$—	$—	$—
Accrued benefit cost	(453)	(7,239)	—	(2,408)
Intangible assets	—	—	—	—
Accumulated other comprehensive income	197	796	—	—

Net amount recognized	$(256)	$(6,443)	$—	$(2,408)

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The accumulated benefit obligation for all defined benefit pension plans was $0.5 million at December 31, 2005. The accumulated benefit obligation for all defined benefit pension plans was $7.5 million at December 31, 2004.

As of December 31, 2005, we had fulfilled our pension obligations, and all assets had been fully disbursed. The plan assets consisted entirely of cash and cash equivalents at December 31, 2004.

Assumptions

The weighted-average assumptions used to determine net periodic benefit cost for 2005 and 2004 were:

	2005	2004

Discount Rate	5.12%	5.69%
Expected long-term return on plan assets	5.12%	5.12%
Rate of compensation increase	N/A	N/A

The expected return on assets was determined based on the average rate of earnings expected to be earned reflecting the plan’s current allocation.

Weighted-average assumptions used to determine pension benefit obligations were:

	December 31,	December 31,
	2005	2004

Discount Rate	5.12%	5.56%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine postretirement benefit obligation for the medical plan were:

	December 31,	December 31,
	2005	2004

Discount Rate	5.00%	4.75%
Health Care Trend	8.00%	9.00%
Years to Ultimate Trend Rate	3.0	4.0

The discount rates used for the retiree medical plan were based on an average yield of bonds between the 10th to 90th percentile in the six to eight year maturity group. A 1% decrease in the assumed health care trend rate would have the effect of approximately $0.8 million on the postretirement benefit obligation, and approximately $0.2 million on the total service cost and interest.

7.  Other Income (Expense), Net

Total other income (expense), net consists of the following:

	December 31,
	2005	2004	2003
	(In thousands)

Interest income	$62,751	$57,225	$33,610
Interest expense	(9,647)	(18,898)	(15,182)
Other expense	(32,949)	(17,650)	(29,383)

Total other income (expense), net	$20,155	$20,677	$(10,955)

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other expense included the following:

	December 31,
	2005	2004	2003
	(In thousands)

Impairments of marketable securities and investments	$(18,502)	$(18,482)	$—
Foreign exchange gains (losses)	(8,695)	5,353	1,319
Loss on sale of marketable securities available-for-sale	(5,333)	(4,090)	—
Gain on investments in executive deferred compensation plan	460	1,029	—
Gain (loss) on hedge ineffectiveness and discontinuance	1,291	(936)	—
Repayment of loan previously written-off	2,500	—	—
Settlement of litigation	(2,113)	—	—
Loan impairment	(2,301)	—	—
Donation to Biogen Idec Foundation	—	—	(10,000)
Settlement of patent disputes	—	—	(20,668)
Miscellaneous	(256)	(524)	(34)

Total other expense	$(32,949)	$(17,650)	$(29,383)

In December 2003, we contributed $10.0 million to the Biogen Idec Foundation. The foundation is to operate exclusively for the benefit of funding charitable, educational and scientific causes. Certain directors, executive officers and other employees serve as directors and officers of the foundation. We classify charitable contributions to other expense.

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

The components of income (loss) before income taxes (benefit) and of income tax expense (benefit) for each of the three years ended December 31 are as follows:

	2005	2004	2003
	(In thousands)

Income (loss) before income taxes (benefit):
Domestic	$193,549	$108,298	$(846,711)
Foreign	62,646	(44,205)	(33,913)

	$256,195	$64,093	$(880,624)

Income tax expense (benefit):
Current
Federal	$180,367	$151,552	$15,075
State	7,947	17,648	6,872
Foreign	5,969	5,360	192

	$194,283	$174,560	$22,139

Deferred
Federal	$(96,111)	$(121,343)	$(31,988)
State	(2,111)	(14,210)	4,322
Foreign	(577)	—	—

	(98,799)	(135,553)	(27,666)

Total income tax expense (benefit)	$95,484	$39,007	$(5,527)

Deferred tax assets (liabilities) are comprised of the following at December 31:

	2005	2004
	(In thousands)

Tax credits	$8,106	$103,651
Inventory and other reserves	36,492	26,343
Capitalized costs	40,369	42,774
Intangibles, net	39,880	13,688
Other	25,410	17,184
Unrealized loss on investments and cumulative translation adjustment	2,286	6,101

Deferred tax assets	$152,543	$209,741

Fair value adjustment	$(769,080)	$(867,907)
Interest expense on notes payable	(263)	(54,951)
Depreciation, amortization and other	(104,240)	(121,774)

Deferred tax liabilities	$(873,583)	$(1,044,632)

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the periods ending December 31 is as follows:

	2005	2004	2003

Statutory rate	35.00%	35.00%	35.00%
In process R&D	—	—	(32.71)
State taxes	1.94	2.75	(0.83)
Foreign taxes	(18.86)	(49.36)	1.28
Credits and net operating loss utilization	0.18	(8.98)	0.71
Fair value adjustment	13.82	74.81	(2.74)
Non-deductible items	(0.31)	4.54	—
Other	1.23	2.10	(0.08)
Tax on repatriation	4.27	—	—

Effective tax rate	37.27%	60.86%	0.63%

At December 31, 2005, we had general business credit carryforwards for federal income tax purposes of approximately $2.0 million, which expire in 2021. Additionally, for state income tax purposes, we had research credit carryforwards of approximately $8.9 million that have no prescribed expiration date.

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

As of December 31, 2005, undistributed foreign earnings of non-U.S. subsidiaries included in consolidated retained earnings aggregated $633.7 million, exclusive of earnings that would result in little or no net income tax expense under current U.S. tax law. We intend to reinvest these earnings indefinitely in operations outside the U.S. It is not practicable to estimate the amount of additional tax that might be payable if such earnings were remitted to the U.S.

On October 22, 2004, the American Jobs Creation Act of 2004, or the Act, was signed into law. The Act creates a temporary incentive, which expired on December 31, 2005, for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate that could be as low as 5.25%. On December 21, 2004, the FASB issued FASB staff position 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, or FSP 109-2. FSP 109-2 allowed companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS 109’s exception to recognizing deferred tax liabilities. We completed our evaluation during the fourth quarter of 2005 and decided to take advantage of this temporary tax incentive. A total distribution of $196 million was made by one of our foreign subsidiaries to one of our U.S. subsidiaries in December 2005. We incurred a charge to our consolidated results of operations of approximately $11.0 million in the fourth quarter of 2005 for the tax cost related to the distribution.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Act also provides a deduction for domestic manufacturing, which reduced our effective tax rate by approximately 1.3% for the current year. We estimate that the deduction will reduce our effective tax rate by a higher amount in future years, as the deduction is fully phased-in.

During the fourth quarter of 2005, the IRS completed its exam of legacy Biogen Inc.’s, now Biogen Idec MA Inc.’s, consolidated federal income tax returns for the fiscal years 2001 through 2002 and issued an assessment. We subsequently paid the majority of the amounts assessed and are appealing one issue. As a result of this and other income tax audit activity, Biogen Idec MA Inc. reassessed its liability for income tax contingencies to reflect the IRS findings and recorded a $13.8 million reduction in these liabilities during the fourth quarter of 2005. The corresponding effects of the adjustments to the liability for income tax contingencies through 2004 resulted in a reduction in goodwill of $20.7 million for amounts related to periods prior to the acquisition by IDEC Pharmaceuticals Corporation and an increase in income tax expense associated with continuing operations of $6.9 million.

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

In August 2005, we entered in a collaborative agreement with PDL BioPharma, Inc., formerly known as Protein Design Labs, Inc., or PDL, for the joint development, manufacture and commercialization of three Phase II antibody products. Under this agreement, Biogen Idec and PDL will share in the development and commercialization of daclizumab in MS and indications other than transplant and respiratory diseases, and the development and commercialization of M200 (volociximab) and HuZAFtm (fontolizumab) in all indications. Both companies will share equally the costs of all development activities and all operating profits from each collaboration product within the U.S. and Europe. We paid PDL a non-refundable upfront licensing fee of $40.0 million, which we concluded had no alternative future uses and is therefore included in research and development expenses in 2005. We also accrued $10.0 million in research and development expense in 2005 for future payments that were determined to be unavoidable. In addition, we purchased approximately $100.0 million of common stock, or 3.6% of shares outstanding, from PDL, which is included at its fair value of $115.4 million in investments and other assets at December 31, 2005, which is being accounted for under FAS 115. Terms of the collaborative agreement require us to make certain development and commercialization milestone payments upon the achievement of certain program objectives totaling up to $660.0 million over the life of the agreement, of which $560.0 million relates to development and $100.0 million relates to the commercialization of collaboration products.

In August 2004, we entered into a collaborative agreement with Sunesis Pharmaceuticals, Inc., or Sunesis, to discover and develop small molecule cancer therapeutics targeting primarily kinases. Under the agreement, we acquired exclusive licenses to develop and commercialize certain compounds resulting from the collaboration. Upon signing the agreement, we paid Sunesis a non-refundable upfront license fee of $7.0 million, which was recorded in research and development expenses in 2004. Under the terms of this agreement, we purchased approximately 2.9 million shares of preferred stock of Sunesis for $14.0 million, the fair value of the shares. In December 2002, Biogen, Inc. entered into a collaboration agreement with Sunesis related to the discovery and development of oral therapeutics for the treatment of inflammatory and autoimmune diseases. Under the terms of this agreement, we purchased 1.25 million shares of preferred stock of Sunesis for $6.0 million, the fair value of the shares. We acquired certain exclusive licenses to develop and commercialize certain compounds resulting from the collaboration. Our investments in Sunesis are included in investments and other assets. In addition to the previous agreements entered into with Sunesis, in September 2005 we purchased $5.0 million of common stock of Sunesis as part of their initial public offering, or IPO. Also, in conjunction with the IPO, our preferred stock was converted into shares of Sunesis common stock. As a result of the IPO valuation, we wrote-down the value of our investment in the

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

converted shares and, in the third quarter of 2005, recognized a $4.6 million charge for the impairment of our Sunesis investment that was determined to be other-than-temporary. Following the IPO, we own approximately 2.9 million shares, or 13.6% of shares outstanding, of Sunesis common stock with a fair value of $14.5 million, which is included in investments and other assets. Additionally, Sunesis used a portion of their proceeds from the IPO to repay $4.0 million borrowed from us under a credit facility that we provided to Sunesis in connection with our 2002 collaborative agreement. The credit facility was then terminated in 2005. During the fourth quarter of 2005, we have recorded $1.0 million to research and development expense for milestones achieved through the collaboration with Sunesis, of which $0.5 million was paid to Sunesis in 2005. We have committed to paying Sunesis additional amounts upon the completion of certain future research milestones and first and second indication development milestones. If all the milestones were to be achieved based on our plan of research, we would be required to pay up to an additional $302.0 million to Sunesis, excluding royalties.

In July 2004, we and Elan entered into a patent license agreement with Genentech for a non-exclusive license to certain Genentech patents related to the manufacture of licensed products, including TYSABRI. As a part of the agreement, we and Elan paid a $1.0 million license grant fee upon execution of the agreement, which was charged to research and development expenses, and we paid an additional $1.0 million in 2005 that was due on the first anniversary of the agreement. In addition, we and Elan each paid a development milestone fee of $2.5 million related to the approval of TYSABRI by the FDA in November 2004, half of which was paid in 2004 upon approval of TYSABRI and half of which was paid in 2005 on the anniversary of such approval. At December 31, 2005, our $2.5 million total milestone fee is included in intangible assets, net on the consolidated balance sheets and is being amortized to cost of product revenues over the life of the patent. The agreement also requires that we or Elan pay royalties on net sales of TYSABRI and other licensed products.

In June 2004, we entered into a collaborative research and development agreement with Vernalis plc, or Vernalis, aimed at advancing research into Vernalis’ adenosine A2A receptor antagonist program, which targets Parkinson’s disease and other central nervous system disorders. Under the agreement, we receive exclusive worldwide rights to develop and commercialize Vernalis’ lead compound, BIIB014, formerly V2006. We paid Vernalis an initial license fee of $10.0 million in July 2004, which was recorded in research and development expenses in the second quarter of 2004. Terms of the collaborative agreement may require us to make milestone payments upon the achievement of certain program objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration. In June 2004, we made an investment of $5.5 million through subscription for approximately 6.2 million new Vernalis common shares, representing 4.19% of Vernalis’ post-financing issued share capital, and committed to purchase an additional $4.0 million in the event of future Vernalis financing. In March 2005, we purchased approximately 1.4 million additional shares under a qualified offering for $1.8 million, which fully satisfies our investment obligation under the collaboration agreement. We now hold a total of approximately 7.6 million shares of Vernalis, representing 2.4% of total shares outstanding. Our investment in Vernalis is included in investments and other assets and has a fair value of $8.0 million at December 31, 2005. We account for our investment in Vernalis using the cost method of accounting, subject to periodic review of impairment. If all the milestones were to be achieved, we would be required to pay up to an additional $88.0 million, excluding royalties, over the remaining life of the agreement.

In May 2004, we entered into a limited partnership agreement as a limited partner with MPM Bioventures III GP, LP, to create MPM Bioventures Strategic Fund, LP, or the Strategic Fund. The purpose of the Strategic Fund is to make, manage, and supervise investments in biotechnology companies with novel products or technologies that fit strategically with Biogen Idec. The Strategic Fund takes only minority positions in the equity of its investments, and does not seek to engage in day-to-day management of the entities. In February 2006 we adjusted our commitment to the Strategic Fund to approximately $35 million over a three-year period. Through December 31, 2005, we contributed $14.8 million to the Strategic Fund.

In April 2004, we became a limited partner in MPM Bioventures III-QP, LP, or the LP, a limited partnership that invests in entities that are engaged in the research, development, manufacture, marketing and/or sale of novel

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

biological products or technologies. We have committed to contribute $4.0 million to the LP. Through December 31, 2005, we have contributed $2.8 million into the LP, which is included in investments and other assets in our consolidated balance sheets.

In February 2006, we became a limited partner in MPM Bioventures IV-QP, LP a limited partnership that invests in entities that are engaged in the research, development, manufacture, marketing and/or sale of novel biological products or technologies. We have committed to contribute $10.0 million to the LP and made an initial contribution of $1.0 million to the LP.

In September 2003, Biogen, Inc. entered into a license agreement with Fumapharm AG, or Fumapharm, under which Biogen, Inc. obtained exclusive rights to develop and market a second-generation fumarate derivative with an immunomodulatory mechanism of action, which is currently in clinical trials in Europe. Under the terms of this agreement, we obtained an exclusive worldwide marketing and distribution license for psoriasis, and a production and exclusive marketing and distribution license for the entire world for MS. No payments were made to Fumapharm in 2005 for the achievement of certain milestones. During 2004, we made payments totaling $4.2 million to Fumapharm for the achievement of certain milestones, which were expensed to research and development expense. We have committed to paying Fumapharm additional amounts upon the completion of certain future research milestones and first and second indication development milestones. If all the milestones were to be achieved, we would be required to pay up to an additional 20.0 million Swiss francs, or approximately $15.2 million, plus royalties over the remaining life of the agreement.

In August 2003, Biogen, Inc. entered into a collaboration agreement with Vetter Pharma-Fertigung GmbH & Co. KG, or Vetter, for the fill-finish of our products, including liquid AVONEX and TYSABRI. Under the terms of this agreement, we made a partial advance payment to Vetter of 35.0 million Euros in return for reserving certain capacity at Vetter’s fill-finish facility. As of December 31, 2005, we have made payments totaling $35.3 million to Vetter for the achievement of certain milestones under the terms of our supply agreement for reserving certain capacity at Vetter’s fill-finish facility. Approximately $2.3 million of these payments are recorded in other current assets and $33.0 million in investments and other assets on our consolidated balance sheets. The asset will be recognized as cost of product revenues over the units produced upon delivery to us, which is expected to begin in the second half of 2006. We have total potential milestone payments of approximately 5.3 million Euros remaining as part of the agreement, which we expect to pay on or about initiation of fill-finish services.

In August 2000, Biogen, Inc. entered into a development and marketing collaboration agreement with Elan to collaborate in the development, manufacture and commercialization of TYSABRI. In November 2004, we received approval by the FDA to market TYSABRI as a treatment for relapsing forms of MS to reduce frequency of clinical relapses. We are also developing TYSABRI as a potential treatment for Crohn’s disease. In February 2005, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI and suspended dosing in clinical trials of TYSABRI. Under the terms of this agreement, we share costs with Elan for on-going development activities. As of December 31, 2005, Elan owed us $21.1 million, representing commercialization and development expenses that we incurred, which is included in other current assets on the consolidated balance sheets. We received $11.6 million from Elan in the first quarter of 2006 related to the receivable.

In June 1999, we entered into a collaboration and license agreement with Schering AG, aimed at the development and commercialization of ZEVALIN. Under the terms of the agreement, we may receive milestone and research and development support payments totaling up to $47.5 million, subject to the attainment of product development objectives. Schering AG received exclusive marketing and distribution rights to ZEVALIN outside the U.S., and we will continue to receive royalties on product sales by Schering AG. Under the terms of a separate supply agreement, we are obligated to meet Schering AG’s clinical and commercial requirements for ZEVALIN. Schering AG may terminate these agreements for any reason. During 2004 and 2003, we recognized revenues from our agreements with Schering AG of $10.0 million and $0.2 million, respectively, which are included in corporate partner revenues. Under the above agreement, amounts earned by us and recognized as revenue for contract research and development approximate the research and development expenses incurred under the related agreement.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of previous agreements that Biogen, Inc. had with Targeted Genetics Corporation, or Targeted, for gene therapy research and development, we own approximately 11.7 million shares of Targeted’s common stock with a fair value of $5.7 million at December 31, 2005, which is included in investments and other assets in our consolidated balance sheets. In the first quarter of 2005, we recognized a $9.2 million charge for the impairment of our Targeted investment that was determined to be other-than-temporary. We have no remaining commitments or obligations with Targeted.

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

Under the terms of separate agreements with Genentech, commercialization of RITUXAN outside the U.S. is the responsibility of Roche, except in Japan where it copromotes RITUXAN in collaboration with Zenyaku. We receive royalties from Genentech on sales by Roche and Zenyaku of RITUXAN outside the U.S., except in Canada. Royalties on sales of RITUXAN in Canada are received directly from Roche (and are included in revenues from unconsolidated joint business arrangement in the accompanying consolidated statements of income). Under our amended and restated collaborative agreement with Genentech, we will receive lower royalty revenue from Genentech on sales by Roche and Zenyaku of new anti-CD20 products and only for the first 11 years from the date of first commercial sale of such new anti-CD20 products.

During 2003, we purchased certain clinical data from Roche related to RITUXAN supporting potential label expansion. Additionally, in 2003, Genentech and IDEC agreed that payments were owed to Columbia University for royalties related to past sales of RITUXAN in the U.S. As a result, we recognized $2.6 million in royalty payments and $0.5 million in interest charges related to these royalties.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total revenues from unconsolidated joint business for the years ended December 31 consist of the following (in thousands):

	2005	2004	2003

Copromotion profits	$513,774	$457,025	$419,197
Reimbursement of selling and development expenses	47,593	37,710	18,400
Royalty revenue on sales of RITUXAN outside the U.S.	147,514	121,008	67,869
RITUXAN clinical data purchased from Roche	—	—	(9,353)
Columbia patent royalty and interest payment	—	—	(3,064)

	$708,881	$615,743	$493,049

11.	Commitments and Contingencies

We rent laboratory and office space and certain equipment under noncancellable operating leases. The rental expense under these leases, which terminate at various dates through 2015, amounted to $32.2 million in 2005, $35.4 million in 2004, and $12.9 million in 2003. The lease agreements contain various clauses for renewal at our option and, in certain cases, escalation clauses linked generally to rates of inflation.

At December 31, 2005, minimum annual rental commitments under noncancellable leases were as follows (in thousands):

Year	2006	2007	2008	2009	2010	Thereafter	Total Years

Minimum lease payments	$30,528	$26,589	$20,454	$13,397	$10,532	$28,144	$129,644
Income from subleases	7,390	5,829	5,352	4,231	2,152	—	24,954

Net minimum lease payments	$23,138	$20,760	$15,102	$9,166	$8,380	$28,144	$104,690

In August 2004, we restarted construction of our large-scale biologic manufacturing facility in Hillerod, Denmark. The original cost of the project was expected to be $372.0 million. As of December 31, 2005, we had committed approximately $215.0 million to the project, of which $148.4 million has been paid. We expect the label and packaging facility to be substantially complete in 2006 and licensed for operating in 2007.

In June 2004, we commenced construction to add additional research facilities and administrative space to one of our existing buildings in Cambridge, Massachusetts. The cost of the project is estimated to be $75.0 million. As of December 31, 2005, we had committed approximately $72.2 million to the project, of which $63.1 million had been paid. The project was substantially complete in November 2005 and we occupied the new facility in December 2005.

On March 2, 2005, we, along with William H. Rastetter, our former Executive Chairman, and James C. Mullen, our Chief Executive Officer, were named as defendants in a purported class action lawsuit, captioned Brown v. Biogen Idec Inc., et al., filed in the U.S. District Court for the District of Massachusetts (the “Court”). The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between February 18, 2004 and February 25, 2005. The plaintiff alleges that the defendants made materially false and misleading statements regarding potentially serious side effects of TYSABRI in order to gain accelerated approval from the FDA for the product’s distribution and sale. The plaintiff alleges that these materially false and misleading statements harmed the purported class by artificially inflating our stock price during the purported class period and that company insiders benefited personally from the inflated price by selling our stock. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. Substantially similar actions, captioned Grill v. Biogen Idec Inc., et al. and Lobel v. Biogen Idec Inc., et al., were filed on March 10, 2005 and

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 21, 2005, respectively, in the same court by other purported class representatives. Those actions have been assigned to District Judge Reginald C. Lindsay and Magistrate Judge Marianne C. Bowler. On July 26, 2005, the three cases were consolidated and by Margin Order dated September 23, 2005, Magistrate Judge Bowler appointed lead plaintiffs and approved their selection of co-lead counsel. An objection to the September 23, 2005 order was filed on October 7, 2005. The affected plaintiffs’ objection is fully briefed and is pending with the Court. We believe that the actions are without merit and intend to contest them vigorously. At this early stage of litigation, we cannot make any estimate of a potential loss or range of loss.

On March 4, 2005, a purported shareholder derivative action, captioned Halpern v. Rastetter, et al. (“Halpern”), was filed in the Court of Chancery for the State of Delaware, in New Castle County (the “Chancery Court”), on our behalf, against us as nominal defendant, our Board of Directors and our former general counsel. The plaintiff derivatively claims breaches of fiduciary duty by our Board of Directors for inadequate oversight of our policies, practices, controls and assets, and for recklessly awarding executive bonuses despite alleged awareness of potentially serious side effects of TYSABRI and the potential for related harm to our financial position. The plaintiff also derivatively claims that our former Executive Chairman, former general counsel and a director misappropriated confidential company information for personal profit by selling our stock while in possession of material, non-public information regarding the potentially serious side effects of TYSABRI, and alleges that our Board of Directors did not ensure that appropriate policies were in place regarding the control of confidential information and personal trading in our securities by officers and directors. The plaintiff seeks unspecified damages, profits, the return of all bonuses paid by us, costs and attorneys’ fees. A substantially similar action, captioned Golaine v. Rastetter, et al. (“Golaine”), was filed on March 14, 2005 in the same court. Neither of the plaintiffs made presuit demand on our Board of Directors prior to filing their respective actions. We filed an Answer and Affirmative Defenses in Halpern on March 31, 2005 and our Board of Directors filed an Answer and Affirmative Defenses on April 11, 2005, which was amended as of April 12, 2005. By Order dated April 14, 2005, Halpern and Golaine were consolidated, captioned In re Biogen Idec Inc. Derivative Litigation (the “Delaware Action”) and the Halpern complaint was deemed the operative complaint in the Delaware Action. On May 19, 2005, we and our Board of Directors filed a motion seeking judgment on the pleadings, and on August 3, 2005, plaintiffs filed a motion seeking voluntary dismissal of the action. On September 27, 2005, the Chancery Court entered an Order providing that the plaintiffs in the purported derivative cases pending in the Superior Court of California and the Middlesex Superior Court for the Commonwealth of Massachusetts may file a complaint in intervention in the Delaware Action not later than October 28, 2005 (the “Delaware Order”). The Delaware Order further provides that if no such complaint in intervention is timely filed, then the Court shall enter a further order and final judgment finding that the Delaware Action has not alleged, as a matter of controlling substantive Delaware law, demand excusal as to the claims raised in the Delaware Action and granting defendants’ motions and dismissing the litigation with prejudice on the merits. No complaint in intervention was filed. Accordingly, by Order dated November 14, 2005, the Court dismissed the Delaware Action with prejudice on the merits. The time for filing an appeal in the Delaware Action has expired and no such appeal was taken.

On March 9, 2005, two additional purported shareholder derivative actions, captioned Carmona v. Mullen, et al. (“Carmona”) and Fink v. Mullen, et al. (“Fink”), were brought in the Superior Court of the State of California, County of San Diego (the “California Court”), on our behalf, against us as nominal defendant, our Board of Directors and our chief financial officer. The plaintiffs derivatively claim breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment against all defendants. The plaintiffs also derivatively claim insider selling in violation of California Corporations Code § 25402 and breach of fiduciary duty and misappropriation of information against certain defendants who sold our securities during the period of February 18, 2004 to the date of the complaints. The plaintiffs allege that the defendants caused and/or allowed us to issue, and conspired, aided and abetted and acted in concert in concealing that we were issuing, false and misleading press releases about the safety of TYSABRI and its financial prospects which resulted in legal claims being asserted against us, irreparable harm to our corporate image, depression of our stock price and impairment of our ability to raise capital. The plaintiffs also allege that certain defendants sold personally owned

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares of our stock while in possession of material, undisclosed, adverse information. The plaintiffs seek unspecified damages, treble damages for the purported insider trading in violation of California Corporate Code § 25402, equitable relief including restriction of the defendants’ trading proceeds or other assets, restitution, disgorgement and costs, including attorneys’ fees and expenses. Neither of the plaintiffs made presuit demand on the Board of Directors prior to filing their respective actions. On April 11, 2005, all defendants filed a Motion To Stay Proceedings in both Carmona and Fink, which the plaintiffs’ opposed, pending resolution of the Delaware Action. On May 11, 2005, the California Court consolidated the Carmona and Fink cases (the “California Action”). On May 27, 2005, the California Court granted defendants’ Motion to Stay; the stay currently remains in effect. On September 27, 2005, defendants provided plaintiffs with a copy of the Delaware Order. Plaintiffs did not file a complaint in intervention in the Delaware Action. On December 23, 2005, defendants filed and served a notice advising the California Court of the dismissal of the Delaware Action. On January 24, 2006, the parties submitted a proposed scheduling order addressing amendments to the original pleading and motion to dismiss briefing, which the Court entered on January 25, 2006. Pursuant to that scheduling order, on February 3, 2006, plaintiffs filed an amended complaint, which, among other amendments to the allegations, added our former general counsel as a defendant. Defendants’ response to the amended complaint is due in early March, and briefing is to be completed prior to the hearing scheduled for late April 2006. These purported derivative actions do not seek affirmative relief from the Company. We believe the plaintiffs’ claims lack merit and intend to litigate the dispute vigorously. We are currently unable to determine whether resolution of this matter will have a material adverse impact on our financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of this matter.

On June 20, 2005, a purported class action, captioned Wayne v. Biogen Idec Inc. and Elan Pharmaceutical Management Corp., was filed in the U.S. District Court for the Northern District of California (the “California District Court”). On August 15, 2005, the plaintiff filed an amended complaint. The amended complaint purports to assert claims for strict product liability, medical monitoring and concert of action arising out of the manufacture, marketing, distribution and sale of TYSABRI. The action is purportedly brought on behalf of all persons in the U.S. who have had infusions of TYSABRI and who have not been diagnosed with any medical conditions resulting from TYSABRI use. The plaintiff alleges that defendants, acting individually and in concert, failed to warn the public about purportedly known risks related to TYSABRI use. The plaintiff seeks to recover the cost of periodic medical examinations, restitution, interest, compensatory and punitive damages, and attorneys’ fees. On January 20, 2006, the parties filed a stipulation of dismissal with prejudice, which the Court entered on January 24, 2006.

Our Board of Directors has received letters, dated March 1, 2005, March 15, 2005 and May 23, 2005, respectively, on behalf of purported owners of our securities purportedly constituting demands under Delaware law. A supplement to the March 1 letter was received on March 2, 2005. The letters generally allege that certain of our officers and directors breached their fiduciary duty to us by selling personally held shares our securities while in possession of material, non-public information about potential serious side effects of TYSABRI. The letters generally request that our Board of Directors take action on our behalf to recover compensation and profits from the officers and directors, consider enhanced corporate governance controls related to the sales of securities by insiders, and pursue other such equitable relief, damages, and other remedies as may be appropriate. A special litigation committee of our Board of Directors was formed, and, with the assistance of independent outside counsel, investigated the allegations set forth in the demand letters. By letters dated August 17, 2005 and October 1, 2005, our Board of Directors informed those shareholders that it would not take action as demanded because it was the Board’s determination that such action was not in the best interests of the Company. On June 23, 2005, one of the purported shareholders who made demand filed a purported derivative action in the Middlesex Superior Court for the Commonwealth of Massachusetts (the “Massachusetts Court”), on our behalf, against us as nominal defendant, our former general counsel, a member of our Board of Directors and our former Executive Chairman. The plaintiff derivatively claims that our former Executive Chairman, former general counsel and the director defendant misappropriated confidential company information for personal profit by selling our stock while in possession of material, non-public information regarding the potentially serious side effects of TYSABRI. The plaintiff seeks

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disgorgement of profits, costs and attorneys’ fees. On September 27, 2005, the plaintiff was provided with a copy of the Delaware Order and responded on September 28, 2005, that he would not be moving to intervene in Delaware. On October 4, 2005, all defendants filed motions seeking dismissal of the action and/or judgment on the pleadings, and the Company also filed a supplemental motion seeking judgment on the pleadings. Also on October 4, 2005, the plaintiff filed a cross-motion seeking leave to amend the complaint, which the Company has opposed. On November 14, 2005, the Massachusetts Court heard oral argument on the various motions. By Memorandum and Order dated January 31, 2006, the Massachusetts Court granted leave to amend and, as to such amended complaint, granted Defendants’ motion to dismiss.

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

On June 9, 2005, we, along with numerous other companies, received a request for information from the U.S. Senate Committee on Finance, or the Committee, concerning the Committee’s review of issues relating to the Medicare and Medicaid programs’ coverage of prescription drug benefits. On January 9, 2006, we, along with numerous other companies, received a further request for information from the Committee. We are cooperating fully with the Committee’s information requests. We are unable to predict the outcome of this review or the timing of its resolution at this time.

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

On August 10, 2004, Classen Immunotherapies, Inc. filed suit against us, GlaxoSmithKline, Chiron Corporation, Merck & Co., Inc., and Kaiser-Permanente, Inc., in the U.S. District Court for the District of Maryland, contending that we induced infringement of U.S. patents 6,420,139, 6,638,739, 5,728,385, and 5,723,283, all of which are directed to various methods of immunization or determination of immunization schedules. The inducement of infringement claims are based on allegations that we “provided instructions and/or recommendations on a proper immunization schedule for vaccines” to other defendants who are alleged to have directly infringed the patents at issue. We are investigating the allegations, however, we do not believe them to be based in fact. On November 19, 2004, we, along with GlaxoSmithKline, filed a joint motion to dismiss three of the four counts of the complaint. The court granted that motion on July 22, 2005. On August 1, 2005, Classen filed a motion for reconsideration, which he court denied on December 14, 2005. Classen also filed a motion to dismiss the third, and

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

final, count against us with prejudice. We did not oppose that motion, and the Court dismissed that count against GlaxoSmithKline and us in its December 14, 2005 order. On January 5, 2006, Classen filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit of the Court’s July 22, 2005 and December 14, 2005 decisions. Under our 1988 license agreement with GlaxoSmithKline, GlaxoSmithKline is obligated to indemnify and defend us against these claims. In the event that the nature of the claims change such that GlaxoSmithKline is no longer obligated to indemnify and defend us and we are unsuccessful in the present litigation we may be liable for damages suffered by Classen and such other relief as Classen may seek and be granted by the court. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in certain cases, Biogen Idec, Inc., was named as a defendant in lawsuits filed by the City of New York and the following Counties of the State of New York: County of Albany, County of Allegany, County of Broome, County of Cattaraugus, County of Cayuga, County of Chautauqua, County of Chenango, County of Columbia, County of Cortland, County of Dutchess, County of Erie, County of Essex, County of Fulton, County of Genesee, County of Greene, County of Herkimer, County of Jefferson, County of Lewis, County of Madison, County of Monroe, County of Nassau, County of Niagara, County of Oneida, County of Onondaga, County of Ontario, County of Orleans, County of Putnam, County of Rensselaer, County of Rockland, County of St. Lawrence, County of Saratoga, County of Schuyler, County of Seneca, County of Steuben, County of Suffolk, County of Tompkins, County of Warren, County of Washington, County of Wayne, County of Westchester, and County of Yates. All of the cases, except for the County of Erie and County of Nassau cases, are the subject of a Consolidated Complaint, which was filed on June 15, 2005 in U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456. The County of Nassau, which originally filed its complaint on November 24, 2004, filed an amended complaint on March 24, 2005 and that case is also pending in the U.S. District Court for the District of Massachusetts. The County of Erie originally filed its complaint in Supreme Court of the State of New York on March 8, 2005. On April 15, 2005, Biogen Idec and the other named defendants removed the case to the U.S. District Court for the Western District of New York. On August 11, 2005, the Joint Panel on Multi-District Litigation issued a Transfer Order, transferring the case to the U.S. District Court for the District of Massachusetts. The County of Erie has filed a motion to remand the case back to the Supreme Court of the State of New York, which is currently pending before the District Court in the District of Massachusetts.

All of the complaints allege that the defendants fraudulently reported the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement, also referred to as Covered Drugs; marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and overcharged Medicaid for illegally inflated Covered Drugs reimbursements. The complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, all of the complaints, with the exception of the County of Erie complaint, allege that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements entered into with the Secretary of Health and Human Services, and excluded from their reporting certain drugs offered at discounts and other rebates that would have reduced the “best price.” On April 8, 2005, the court dismissed the claims brought by Suffolk County against Biogen Idec and eighteen other defendants in a complaint filed on August 1, 2003. The court held that Suffolk County’s documentation was insufficient to plead allegations of fraud. Neither Biogen Idec nor the other defendants have answered or responded to the complaints that are currently pending in the U.S. District Court for the District of Massachusetts, as all of the plaintiffs have agreed to stay the time to respond until a case management order and briefing schedule have been approved by the Court. Biogen Idec intends to defend itself vigorously against all of the allegations and claims in these lawsuits. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

Biogen Idec, Inc., along with several other major pharmaceutical and biotechnology companies, was also named as a defendant in a lawsuit filed by the Attorney General of Arizona. The lawsuit was filed in the Superior

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Court of the State of Arizona on December 6, 2005. The complaint alleges that the defendants fraudulently reported the Average Wholesale Price for certain drugs covered by the State of Arizona’s Medicare and Medicaid programs, and marketed these drugs to providers based on the providers’ ability to collect inflated payments from the government and other third-party payors. The complaint alleges violations of Arizona state law based on consumer fraud and racketeering. The defendants have removed this case to federal court and have petitioned the Joint Panel on Multi-District Litigation for a Transfer Order to transfer the case to Multi-District Litigation No. 1456 pending in the U.S. District Court for the District of Massachusetts. Biogen Idec intends to defend itself vigorously against all of the allegations and claims in this lawsuit. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

On January 6, 2006, we were served with a lawsuit, captioned United States of America ex rel. Paul P. McDermott v. Genentech, Inc. and Biogen-Idec, Inc., filed in the United States District Court for the District of Maine. The lawsuit was filed under seal on July 29, 2005 by a former employee of our co-defendant Genentech pursuant to the False Claims Act, 31 U.S.C. § 3729 et seq. On December 20, 2005, the U.S. government elected not to intervene, and the file was subsequently unsealed and served on us. The plaintiff alleges that we illegally marketed and promoted “off-label” uses of the prescription drug RITUXAN for the treatment of rheumatoid arthritis, and that this off-label marketing and promotion resulted in the defrauding of Medicare, Medicaid and Veterans Administration medical reimbursement systems. The plaintiff alleges, among other things, that we directly solicited physicians for off-label uses of RITUXAN for treating rheumatoid arthritis, paid physicians to promote these off-label uses of RITUXAN, trained our employees in methods of avoiding the detection of these off-label sales and marketing activities, and formed a network of employees whose assigned duties involved off-label promotion of RITUXAN. The plaintiff seeks the entry of judgment on behalf of the United States of America against the defendants as well as all costs, attorneys’ fees, statutory awards permitted under the False Claims Act and allowable interest. On February 27, 2006, we filed a motion to dismiss the complaint on the ground that the court lacks subject matter jurisdiction, the complaint fails to state a claim and the claims were not pleaded with particularity. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss. In addition, on February 24, 2006, Michael Bannester, whom we believe is affiliated with the law firm representing the McDermott plaintiff, filed a citizen’s petition with the FDA that alleges substantially the same allegations set forth in the McDermott complaint and requests that the FDA stay its approval of our request to market RITUXAN for the treatment of RA or that the petition be decided on an expedited basis. On February 28, 2006, the FDA approved the sBLA for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active RA who have had an inadequate response to one or more TNF antagonist therapies.

On February 24, 2006, a purported customer of TYSABRI in Louisiana commenced a Petition for Redhibition in the U.S. District Court for the Eastern District of Louisiana, against Biogen Idec and Elan Pharmaceuticals, captioned as Jill Czapla v. Biogen Idec and Elan Pharmaceuticals, Civil Action No. 06-0945. The plaintiff commenced the action on behalf of herself and all others similarly situated, specifically “all persons, natural and juridical, who purchased an infusion drug TYSABRI (natalizumab) in Louisiana.” The plaintiff seeks rescission of the sale, return of the purchase price, expenses incidental to the sale, attorneys’ fees and interest, but excludes from the relief sought any damages related to any personal injuries suffered because of the consumption of TYSABRI. We have not been served with the complaint and are presently evaluating the plaintiff’s contentions. We intend to defend ourselves vigorously against all of the allegations and claims in this lawsuit. At this stage of the litigation, we cannot make any estimate of potential loss or range of loss.

In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Shareholders’ Equity

Convertible Preferred Stock:  Our convertible preferred stock, which is held solely by Genentech, is convertible into shares of our common stock at anytime at the option of the holder. At December 31, 2003, Genentech converted 5,000 of the Series A-2 preferred shares and 22,993 of the Series A-3 preferred shares into approximately 1.7 million common shares.

The terms of our convertible preferred stock and the number of issued and outstanding shares at December 31, 2005 are as follows:

Preferred
Nonvoting		Shares	Liquidation	Common
Convertible		Issued and	Preference Per	Conversion
Preferred Stock	Issue Date	Outstanding	Share	Per Share

Series A-2	August 1995	8,221	$67.00	60 shares

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

Stock Based Compensation Plans:

We currently have six stock based compensation plans.

Directors Plan:

We maintain the 1993 Non-Employee Directors Stock Option Plan, or the Directors Plan. Options granted annually under the Directors Plan have a term of up to ten years and vest one year from the date of grant. Options granted to directors upon their appointment or election to the Board of Directors have a term of up to ten years and vests over four years from the date of grant. The options are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. The Directors Plan expired in January 2006, after which we do not expect to issue any new grants under the Plan.

Omnibus Plans:

In June 2005, our stockholders approved the 2005 Omnibus Equity Plan, or the 2005 Omnibus Plan. We also maintain the 2003 Omnibus Equity Plan, or the 2003 Omnibus Plan. We have not made any equity grants or awards from the 2003 Omnibus Plan since our stockholders approved the 2005 Omnibus Plan and do not intend to make any awards from the plan in the future. Awards granted from the 2005 Omnibus Plan may include options, shares of

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restricted stock, restricted stock units, performance shares, shares of phantom stock, stock bonuses, stock appreciation rights and other awards in such amounts and with such terms and conditions subject to the provisions of the plan. Options granted under both plans have a term of up to ten years and are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. We have reserved a total of 15 million shares of common stock for issuance under the 2005 Omnibus Plan, plus shares of common stock that remained available for issuance under our 2003 Omnibus Plan on the date that our stockholders approved the 2005 Omnibus Plan, and shares that are subject to awards under our 2003 Omnibus Plan which remain unissued upon the cancellation, surrender, exchange or termination of such awards. The plan provides that awards other than stock options and stock appreciation rights will be counted against the total number of shares reserved under the plan in a 1.5-to-1 ratio. At December 31, 2005, the maximum number of shares of Common Stock reserved for issuance under the Omnibus Plans was 32.4 million shares.

Other Plans:

We also maintain the 1988 Stock Option Plan, the Biogen, Inc. 1985 Non-Qualified Stock Option Plan and the Biogen, Inc. 1987 Scientific Board Stock Option Plan. We have not made any equity grants or awards from these plans since the Merger, and do not intend to issue any shares from these plans in the future. Under the 1988 Stock Option Plan, options for the purchase of our common stock were granted to key employees (including officers) and directors. Options were designated as incentive stock options or as nonqualified stock options and generally vest over four years, except under a provision of this plan which, under certain circumstances, allows accelerated vesting due to change in control events. Options under this plan, which have a term of up to ten years, are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. Options under the plans assumed from Biogen, Inc. were granted at no less than 100% of the fair market value on the date of grant. These options generally are exercisable over various periods, typically 4 to 7 years for employees and 3 years for directors and former scientific board members, and have a maximum term of 10 years.

A summary of stock option activity is presented in the following table (shares are in thousands):

	All Option Plans
		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2002	21,113	$30.36
Granted	4,872	34.29
Granted to Biogen, Inc employees (including 11.5 million vested options)	20,728	37.56
Exercised	(2,254)	9.04
Cancelled	(936)	46.08

Outstanding at December 31, 2003	43,523	$35.01

Granted	7,054	46.27
Exercised	(12,263)	21.28
Cancelled	(3,191)	45.98

Outstanding at December 31, 2004	35,123	$41.07

Granted	6,012	63.42
Exercised	(4,033)	25.45
Cancelled	(5,796)	50.01

Outstanding at December 31, 2005	31,306	$45.71

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes combined information about options outstanding under all our stock option plans as of December 31, 2005 (shares are in thousands):

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$0.00 — $10.00	1,232	2.48	$6.88	1,231	$6.88
10.01 — 20.00	1,196	1.54	15.89	1,193	15.89
20.01 — 30.00	782	4.49	25.51	715	25.36
30.01 — 40.00	7,943	6.05	35.84	6,070	35.75
40.01 — 50.00	9,595	6.79	45.55	7,269	46.20
50.01 — 60.00	3,502	5.83	55.48	3,358	55.59
60.01 — 70.00	6,899	7.73	66.07	6,832	66.07
Over 70.00	157	3.78	74.79	157	74.79

Total	31,306	6.26	$45.71	26,825	$46.53

At December 31, 2005, 2004, and 2003, options to purchase 26.8 million, 22.8 million, and 28.3 million shares, respectively, were exercisable at weighted average exercise prices of $46.53, $39.58, and $30.88 per share, respectively.

Employee Stock Purchase Plan:

We also maintain the 1995 Employee Stock Purchase Plan, or the Purchase Plan. In June 2005, our stockholders approved the amendment and restatement of the Purchase Plan (collectively, with the Purchase Plan, the “ESPP”), including an increase in the number of shares available for issuance under the ESPP from 4,170,000 to 6,170,000 shares. As of December 31, 2005, a total of 5.9 million shares of our common stock were available for issuance. Under the terms of the ESPP, employees can elect to have up to ten percent of their annual compensation withheld to purchase shares of our common stock. The purchase price of the common stock is at 85% of the lower of the fair market value of the common stock at the enrollment or purchase date. During 2005, 2004 and 2003, 0.6 million, 0.4 million and 0.2 million shares, respectively, were issued under the ESPP.

Restricted Stock Awards:

In 2005 and 2004, we granted a total of 0.8 million and 1.3 million shares, respectively, of restricted common stock to employees under our 2005 and 2003 Omnibus Plans at no cost to the employees. The restricted stock will vest 100% three years from the grant date, provided the employee remains continuously employed with us. During the vesting period, shareholders have full voting rights, even though the restricted stock remains subject to transfer restrictions and will generally be forfeited upon termination of employment prior to vesting. Approximately 0.6 million grants have been forfeited as of December 31, 2005 due to employee terminations. At December 31, 2005 and 2004, deferred stock based compensation related to restricted stock was $42.6 million and $35.1 million, respectively, and was included in shareholders’ equity. For 2005 and 2004, we recorded $22.6 million and $15.9 million, respectively, of stock compensation charges related to the restricted stock. Deferred stock based compensation related to restricted stock at December 31, 2005 will be expensed between 2006 and 2008.

Restricted Stock Units:

During the third quarter of 2005, we granted a total of 1.18 million performance-based restricted stock units, or RSUs, to be settled in shares of our common stock to a group of approximately 200 of our employees at the director-level and above. The grants were made under our 2005 Omnibus Plan. The RSUs will convert into shares of our common stock, subject to attainment of certain performance goals and the employee’s continued employment. If the

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performance goals are attained and the employee is still in active employment, 70% of the RSUs will vest and convert into shares on September 14, 2006 and the remaining 30% of the RSUs will vest and convert into shares on March 14, 2007. Shares will be delivered to the employee upon vesting, subject to payment of applicable withholding taxes. In 2005, we recorded compensation charges of approximately $12.7 million, using variable accounting under APB 25 because the performance-based goals have not yet been met. However, we believe it is probable that the performance-based goals will be met.

Stock Repurchase Programs:

In October 2004, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock will provide us with treasury shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program will expire no later than October 4, 2006. During 2005, we repurchased 7.5 million shares at a cost of $322.6 million. Approximately 11.9 million shares remain authorized for repurchase under this program at December 31, 2005.

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

Our geographic information is as follows (table in thousands):

December 31, 2005	US	Europe	Asia	Other	Total

Product revenues from external customers	$997,671	$500,247	$235	$118,851	$1,617,004
Revenues from unconsolidated joint business	$561,367	$109,343	$16,315	$21,856	$708,881
Royalty revenues from external customers	$60,653	$21,434	$10,219	$887	$93,193
Corporate partner revenues	$3,422	$—	$—	$—	$3,422
Long-lived assets	$2,051,573	$586,603	$1,384	$3,275	$2,642,835

In 2005, we recorded revenue from one specialty distributor and three wholesale distributors accounting for a total of 27%, 26%, 23%, and 18% of total product revenue. Approximately 29%, 28%, and 73% of our total revenues in 2005, 2004, and 2003, respectively, are derived from our joint business arrangement with Genentech (see Note 10).

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2004	US	Europe	Asia	Other	Total

Product revenues from external customers	$986,050	$406,898	$—	$93,396	$1,486,344
Revenues from unconsolidated joint business	$494,735	$121,008	$—	$—	$615,743
Royalty revenues from external customers	$61,957	$25,389	$10,584	$1,015	$98,945
Corporate partner revenues	$530	$10,000	$—	$—	$10,530
Long-lived assets	$2,201,760	$433,895	$1,569	$153,558	$2,790,782

In 2004, we recorded revenue from one specialty distributor and three wholesale distributors accounting for a total of 17%, 17%, 16%, and 14% of total product revenue.

14.	Severance Obligations

In September 2005, we began implementing a comprehensive strategic plan designed to position us for long-term growth. In conjunction with the plan, we consolidated or eliminated certain internal management layers and staff functions, resulting in the reduction of our workforce by approximately 17%, or approximately 650 positions worldwide. These adjustments took place across company functions, departments and sites, and were substantially implemented by the end of 2005. We have recorded restructuring charges associated with these activities, which consist primarily of severance and other employee termination costs, including health benefits, outplacement and bonuses. Other costs include write-downs of certain research assets that will no longer be utilized, consulting costs in connection with the restructuring effort, and costs related to the acceleration of restricted stock, offset by the reversal of previously recognized compensation due to unvested restricted stock cancellations. For the year ended December 31, 2005, $20.0 million of restructuring charges are included in research and development expenses, and $11.4 million are included in selling, general and administrative expenses. These remaining costs at December 31, 2005 are included in accrued expenses and other on our consolidated balance sheet.

The components of the charges are as follows (table in thousands):

		Paid/Settled through	Remaining Liability at
	Costs Incurred	December 31,	December 31,
	During 2005	2005	2005

Severance and employee termination costs	$28,287	$(10,861)	$17,426
Other costs	3,118	(3,087)	31

	$31,405	$(13,948)	$17,457

We may have additional charges related to the plan in future periods. The amounts of those charges cannot be determined at this time.

On December 16, 2005, William H. Rastetter, our former Executive Chairman, entered into a letter agreement confirming Dr. Rastetter’s retirement as Executive Chairman and Chairman of the Board and his resignation from the Board, all effective as of December 30, 2005. As a result, Dr. Rastetter was entitled to, among other things, payments equal to his 2005 target bonus and three times the sum of his annual salary and target bonus, immediate vesting of his unvested stock options and restricted stock awards. These charges related to Dr. Rastetter’s retirement amounted to $7.1 million, and no liability related to Dr. Rastetter’s retirement remained as of December 31, 2005.

In 2004, we recorded charges of $4.4 million related to severance obligations for certain employees affected by the Merger in our San Diego facilities, and $2.3 million of restructuring costs related to the relocation of our European headquarters. In 2003, we accrued $2.1 million of restructuring costs related to severance obligations for certain employees affected by the Merger in our Cambridge facilities, and accrued an additional $1.0 million of

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges in 2004. At December 31, 2005, we have no significant remaining liability related to the 2003 and 2004 severance obligations.

15.	Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” or FIN No. 45. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since January 1, 2003, we have not issued or modified any guarantees as defined by FIN No. 45.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2005.

In connection with the relocation from leased facilities to our new research and corporate campus in San Diego, California, we entered into a lease assignment, in January 2005, with Tanox West, Inc., or Tanox, for a manufacturing facility in San Diego for which we have outstanding lease obligations through September 2008. Under the lease assignment, Tanox was assigned all of our rights, title, and interest in the amended lease and assumed all of the terms, covenants, conditions and obligations required to be kept, performed and fulfilled under the amended lease, including the making of all payments under the amended lease. However, if Tanox were to fail to perform under the lease assignment we would be responsible for all obligations under the amended lease through September 2008. At December 31, 2005, our estimate of the maximum potential of future payments under the amended lease through September 2008 is $13.4 million. Under the lease assignment, Tanox has agreed to indemnify and hold us harmless from and against any and all claims, proceedings and demands and all costs, expenses and liabilities arising out of their performance or failure to perform under the lease assignment.

16.	Impairment of Long-Lived Assets

In the third and fourth quarters of 2005, in connection with our comprehensive strategic plan, we recorded impairment charges of $28.0 million to facility impairments and loss on sale, which reflects the adjustment to net realizable value of our NICO clinical manufacturing facility in Oceanside, California, and classified the asset as held for sale under SFAS 144.

In the third quarter of 2005, we recorded an impairment charge of $12.9 million to selling, general and administrative expense equal to the remaining balance of the prepaid expense associated with our arrangement with MDS (Canada) related to ZEVALIN, since the carrying amount of prepaid expense was not recoverable based upon the undiscounted future cash flows expected to result from the use and eventual disposition of ZEVALIN.

As of March 31, 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk manufacturing component of our large-scale biologic manufacturing facility in Hillerod. Additionally, we added a labeling and packaging component to the project, and determined that we would no longer proceed with the fill-finish component of the large-scale biological manufacturing facility. As a result, in the first quarter of 2005, we recorded an impairment charge to facility impairments

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and loss on sale of approximately $6.2 million of engineering costs related to the fill-finish component that had previously been capitalized. The original cost of the project was expected to be $372.0 million. As of December 31, 2005, we had committed approximately $215.0 million to the project, of which $148.4 million had been paid. We expect the label and packaging facility to be substantially completed in 2006 and licensed for operation in 2007.

17.	Sale of Large-Scale Manufacturing Facility

On June 23, 2005, Genentech purchased our large-scale biologics manufacturing facility in Oceanside, California, known as “NIMO,” along with approximately 60 acres of real property located in Oceanside, California upon which NIMO is located, together with improvements, related property rights, and certain personal property intangibles and contracts at or related to the real property. Through the first quarter of 2005, we intended to hold and continue using the facility. In June 2005, we determined instead to accept an offer from Genentech to purchase the facility. Total consideration for the purchase was $408.1 million. The loss from this transaction was $83.5 million, which consisted primarily of the write-down of NIMO to net selling price, sales and transfer taxes, and other associated transaction costs.

18.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total Year
		(In thousands, except per share amounts)

2005
Total revenues	$587,802	$605,634	$596,211	$632,853	$2,422,500
Product revenue	397,584	398,822	391,366	429,232	1,617,004
Royalties revenue	26,749	21,734	23,117	21,593	93,193
Total expenses and taxes	535,418	577,181	580,218	589,127	2,281,944
Other income (expense), net	(8,926)	6,051	11,192	11,838	20,155
Net income (loss)	43,458	34,504	27,185	55,564	160,711
Basic earnings (loss) per share	0.13	0.10	0.08	0.16	0.48
Diluted earnings (loss) per share	0.12	0.10	0.08	0.16	0.47
2004
Total revenues	$541,742	$538,763	$543,276	$587,781	$2,211,562
Product revenue	372,537	363,186	359,692	390,929	1,486,344
Royalties revenue	25,213	24,297	23,860	25,575	98,945
Total expenses and taxes	594,666	544,349	504,935	563,203	2,207,153
Other income (expense), net	11,726	6,413	(1,573)	4,111	20,677
Net income (loss)	(41,198)	827	36,768	28,689	25,086
Basic earnings (loss) per share	(0.12)	0.00	0.11	0.09	0.07
Diluted earnings (loss) per share	(0.12)	0.00	0.10	0.08	0.07

19.	New Accounting Pronouncements

In November 2005, the FASB released FASB Staff Position (“FSP”) No. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP, effective January 1, 2006, provides accounting guidance regarding the determination of when an impairment of debt and equity securities should be considered other-than-temporary, as well as the subsequent accounting for these investments. The adoption of this FSP is not expected to have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements-an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the provisions of the SFAS 154 will have a significant impact on our results of operations.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payments,” which replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement SFAS(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS(R) in the reporting period starting January 1, 2006. We expect that SFAS(R) will have a significant impact on our financial statements. At the present time, we have not yet determined which valuation method we will use.

In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the provisions of SFAS 151 will have a significant impact on our results of operations.

BIOGEN IDEC INC.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
Years Ended December 31, 2005, 2004 and 2003

	Balance at
	Beginning		Other		Balance at
Description	of Year	Additions	Additions(1)	Deductions	End of Year
			(In thousands)

Allowance for Doubtful accounts(2)
Year Ended December 31, 2005	$2,074	$114	$—	$496	$1,692
Year Ended December 31, 2004	$2,074	$—	$—	$—	$2,074
Year Ended December 31, 2003	$361	$2,277	$—	$565	$2,074
Sales Returns & Allowances, Discounts, and Rebates(3)
Year Ended December 31, 2005	$33,808	$212,467	$—	$199,174	$47,101
Year Ended December 31, 2004	$20,756	$188,525	$—	$175,473	$33,808
Year Ended December 31, 2003	$371	$14,729	$18,816	$13,161	$20,756

(1)	As a result of the merger, we assumed sales returns and allowances, discounts and rebates of $18.8 million from Biogen, Inc. as of the Merger date.

(2)	Additions to allowance for doubtful accounts are recorded as an expense.

(3)	Additions to sales returns and allowances, discounts, and rebates are recorded as a reduction of revenue.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Biogen Idec Inc.:

We have completed integrated audits of Biogen Idec Inc’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Biogen Idec Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control Over Financial Reporting appearing under the last caption in Item 7, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
March 3, 2006