Form 10-Q
period 2006-03-31
BIOGEN IDEC INC
filed 2006-05-10
CIK 875045

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 2006
Commission File Number 0-19311
BIOGEN IDEC INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0112644
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
14 Cambridge Center, Cambridge, MA 02142
(617) 679-2000
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☑ Accelerated Filer ☐ Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $0.0005 par value, outstanding as of April 28, 2006, was 343,862,263 shares.

BIOGEN IDEC INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2006

PART I
BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Product	$406,519	$397,584
Unconsolidated joint business	183,380	160,453
Royalty	20,561	26,749
Corporate partner	715	3,016

Total revenues	611,175	587,802

Costs and expenses:
Cost of product revenues, excluding amortization of acquired intangible assets	66,391	98,481
Cost of royalty revenues	1,103	1,128
Research and development	145,892	172,477
Selling, general and administrative	154,391	158,472
Amortization of acquired intangible assets	70,707	75,677
Facility impairments and loss on sale	(298)	6,293

Total costs and expenses	438,186	512,528

Income from operations	172,989	75,274
Other income (expense), net	18,665	(8,926)

Income before income tax provision and cumulative effect of accounting change	191,654	66,348
Income tax provision	72,464	22,890

Income before cumulative effect of accounting change	119,190	43,458
Cumulative effect of accounting change, net of income tax	3,779	––

Net income	$122,969	$43,458

Basic earnings per share:
Income before cumulative effect of accounting change	$0.35	$0.13
Cumulative effect of accounting change, net of income tax	0.01	––

Basic earnings per share	$0.36	$0.13

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.35	$0.12
Cumulative effect of accounting change, net of income tax	0.01	––

Diluted earnings per share	$0.36	$0.12

Shares used in calculating:
Basic earnings per share	339,653	335,279

Diluted earnings per share	345,815	352,173

See accompanying notes to the condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets

Cash and cash equivalents	$535,865	$568,168
Marketable securities available-for-sale	313,490	282,585
Accounts receivable, net	276,441	265,742
Due from unconsolidated joint business	140,975	141,059
Deferred tax assets	33,730	41,242
Inventory	191,022	182,815
Other current assets	79,624	78,054
Assets held for sale	24,534	58,416

Total current assets	1,595,681	1,618,081

Marketable securities available-for-sale	1,407,541	1,204,378
Property and equipment, net	1,191,968	1,174,396
Intangible assets, net	2,904,838	2,975,601
Goodwill	1,130,430	1,130,430
Investments and other assets	293,768	264,061

	$8,524,226	$8,366,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities

Accounts payable	$58,119	$99,780
Deferred revenue	19,226	16,928
Taxes payable	208,215	200,193
Accrued expenses and other	235,237	266,135

Total current liabilities	520,797	583,036

Notes payable	43,978	43,444
Long-term deferred tax liability	736,255	762,282
Other long-term liabilities	80,354	72,309
Commitments and contingencies
Shareholders’ equity
Convertible preferred stock, par value $0.001 per share	––	––
Common stock, par value $0.0005 per share	173	173
Additional paid-in capital	8,203,521	8,206,911
Accumulated other comprehensive income (loss)	4,594	(13,910)
Deferred stock-based compensation	––	(42,894)
Accumulated deficit	(928,178)	(1,021,644)

	7,280,110	7,128,636
Less treasury stock, at cost	137,268	222,760

Total shareholders’ equity	7,142,842	6,905,876

	$8,524,226	$8,366,947

See accompanying notes to the condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash Flows from Operating Activities
Net Income	$122,969	$43,458
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation and amortization	123,230	96,111
Stock-based compensation	23,620	7,851
Non-cash interest expense and amortization of investment premium	(108)	16,753
Deferred income taxes	(26,532)	(25,829)
Realized loss on sale of marketable securities	804	1,679
Write-down of inventory to net realizable value	3,298	41,304
Impact of inventory step-up related to inventory sold	4,002	3,537
Facility impairments and loss on sale	(298)	6,293
Impairment of investments	2,107	14,588
Tax benefit from stock options	(15,195)	16,438
Other	1,193	(1,369)
Changes in assets and liabilities, net:
Accounts receivable	(9,485)	1,335
Due from unconsolidated joint business	84	(497)
Inventory	(15,507)	(30,449)
Other current and other assets	(3,880)	14,758
Accrued expenses and other current liabilities	(59,952)	(7,797)
Deferred revenue	2,298	7,083
Other long-term liabilities	3,605	7,639

Net cash flows from operating activities	156,253	212,886

Cash Flows from Investing Activities
Purchases of marketable securities available-for-sale	(596,216)	(290,452)
Proceeds from sales and maturities of marketable securities available-for-sale	357,877	354,839
Acquisitions of property, plant and equipment	(65,630)	(65,846)
Proceeds from sale of property, plant and equipment	33,851	––
Purchases of other investments	(2,094)	(3,255)

Net cash flows from investing activities	(272,212)	(4,714)

Cash Flows from Financing Activities
Purchase of treasury stock	––	(168,475)
Issuance of treasury stock for stock-based compensation arrangements	56,356	49,910
Change in cash overdrafts	7,664	(22,611)
Tax benefit from stock options	15,195	––
Loan proceeds from joint venture partner	4,441	––

Net cash flows from financing activities	83,656	(141,176)

Net increase (decrease) in cash and cash equivalents	(32,303)	66,996
Cash and cash equivalents, beginning of the period	568,168	209,447

Cash and cash equivalents, end of the period	$535,865	$276,443

See accompanying notes to the condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business Overview and Summary of Significant Accounting Policies
     Overview
     Biogen Idec creates new standards of care in oncology, neurology and immunology. As a global leader in the development, manufacturing, and commercialization of novel therapies, we transform scientific discoveries into advances in human healthcare. We currently have four products:
     • AVONEX® (interferon beta-1a). AVONEX is approved for the treatment of relapsing forms of multiple sclerosis, or MS, and is the most prescribed therapeutic product in MS worldwide. Globally over 130,000 patients have chosen AVONEX as their treatment of choice.
     • RITUXAN® (rituximab). RITUXAN is approved worldwide for the treatment of relapsed or refractory low-grade or follicular, CD20-positive, B-cell non-Hodgkin’s lymphomas, or B-cell NHLs. In February 2006, RITUXAN was approved by the U.S. Food and Drug Administration, or FDA, to treat previously untreated patients with diffuse, large B-cell NHL in combination with anthracycline-based chemotherapy regimens. In addition, in February 2006, the FDA approved the supplemental Biologics License Application, or sBLA, for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active rheumatoid arthritis, or RA, who have had an inadequate response to one or more TNF antagonist therapies. We market RITUXAN in the United States, or U.S., in collaboration with Genentech, Inc., or Genentech. All U.S. sales of RITUXAN are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis. F. Hoffman-La Roche Ltd., or Roche, sells RITUXAN outside the U.S., except in Japan where it co-markets RITUXAN in collaboration with Zenyaku Kogyo Co. Ltd., or Zenyaku. We are working with Genentech and Roche on the development of RITUXAN in additional oncology and other indications.
     • TYSABRI® (natalizumab). TYSABRI was approved by the FDA in November 2004 to treat relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan Corporation plc, or Elan, voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification. In addition, we suspended dosing in clinical studies of TYSABRI in MS, Crohn’s disease and RA. These decisions were based on reports of cases of progressive multifocal leukoencephalopathy, or PML, a rare and frequently fatal, demyelinating disease of the central nervous system, in patients treated with TYSABRI in clinical studies. We and Elan conducted a safety evaluation of patients treated with TYSABRI in MS, Crohn’s disease and RA clinical studies. The safety evaluation included the review of any reports of potential PML in MS patients receiving TYSABRI in the commercial setting. In October 2005, we completed the safety evaluation of TYSABRI and found no new confirmed cases of PML. Three confirmed cases of PML were previously reported, two of which were fatal. In September 2005, we submitted an sBLA for TYSABRI to the FDA for the treatment of MS. The sBLA includes: final two-year data from the Phase 3 AFFIRM monotherapy trial and SENTINEL combination trial with AVONEX in MS; the integrated safety assessment of patients treated with TYSABRI in clinical trials; and a revised label and a risk minimization action plan. We and Elan have also submitted a similar data package to the European Medicines Agency, or EMEA. This information was supplied as part of the ongoing EMEA review process, which was initiated in the summer of 2004 with the filing for approval of TYSABRI as a treatment for MS. On March 8, 2006, the Peripheral and Central Nervous System Drugs Advisory Committee of the FDA voted unanimously to recommend reintroduction of TYSABRI as a treatment for relapsing forms of MS. We anticipate action by the FDA regarding the reintroduction of TYSABRI in the U.S. on or before June 28, 2006. In April 2006, the Committee for Medicinal Products for Human Use, the scientific committee of the EMEA, issued a positive opinion recommending marketing authorization for TYSABRI as a treatment for relapsing-remitting MS to delay the progression of disability and reduce the frequency of relapses. We anticipate action by the EMEA regarding the introduction of TYSABRI in the EU this summer. In March 2006, we and Elan began an open-label, multi-center safety extension study of TYSABRI monotherapy in the U.S. and internationally. We plan to work with regulatory authorities to determine if dosing in other clinical studies will be re-initiated. We cannot predict the outcome of our work with regulatory authorities. TYSABRI could be permanently withdrawn from the market or re-introduced to the market with significant restrictions on its permissible uses, “black box” or other significant safety warnings in its label and such other restrictions, requirements and limitations as the FDA, EMEA or other regulatory authorities may require. While we presently believe that we will be able to find a path forward for TYSABRI, there are no assurances as to the likelihood of success.
     • ZEVALIN® (ibritumomab tiuxetan). The ZEVALIN therapeutic regimen, which features ZEVALIN, is a radioimmunotherapy that is approved for the treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell NHL, including patients with RITUXAN relapsed or refractory NHL. ZEVALIN is approved in the EU for the treatment of adult patients with CD20 follicular B-cell NHL who are refractory to or have relapsed following RITUXAN therapy. We sell ZEVALIN to Schering AG for distribution in the EU, and receive royalty revenues from Schering AG on sales of ZEVALIN in the EU.
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows as well as that of our subsidiaries. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the US. Interim results are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
     In April 2006, we sold the worldwide rights to AMEVIVE® (alefacept), including inventory on hand, to Astellas Pharma US, Inc., or Astellas. AMEVIVE is approved in the U.S. and other countries for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. We will continue to manufacture AMEVIVE and supply this product to Astellas.
     Principles of Consolidation
     The condensed consolidated financial statements include our financial statements and those of our wholly owned subsidiaries, and joint ventures in Italy and Switzerland, in which we are the primary beneficiary. We also consolidate a limited partnership investment, in which we are the majority investor. All material intercompany balances and transactions have been eliminated.
     Inventories
     Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are charged to research and development expense when consumed.
     The components of inventories are as follows (table in thousands):

	March 31,	December 31,
	2006	2005
Raw materials	$46,974	$44,417
Work in process	112,849	107,987
Finished goods	31,199	30,411

	$191,022	$182,815

     We capitalize inventory costs associated with our products prior to regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. In the first quarter of 2006, in light of expectations of re-introduction of TYSABRI, we began a new manufacturing campaign and, at March 31, 2006, included in inventory approximately $11.7 million related to TYSABRI. Although approval for reintroduction has been applied for, we have yet to receive FDA approval. We considered numerous attributes in evaluating whether the costs to manufacture a particular product should be capitalized as an asset. We assess the regulatory approval process and where the product stands in relation to that approval process including any known constraints and impediments to approval, including safety, efficacy and potential labeling restrictions. We evaluate our anticipated research and development initiatives and constraints relating to the particular product and the indication in which it will be used. We consider our manufacturing environment including our supply chain in determining logistical constraints that could possibly hamper approval or commercialization. We consider the shelf life of the product in relation to the expected timeline for approval and we consider patent related or contract issues that may prevent or cause delay in commercialization. We are sensitive to the significant commitment of capital to scale up production and to launch commercialization strategies. We also base our judgment on the viability of commercialization, trends in the marketplace and market acceptance criteria. Finally, we consider the reimbursement strategies that may prevail with respect to the product and assess the economic benefit that we are likely to realize. We would be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies.
     We manufactured TYSABRI during the first and second quarter of 2005 and completed our scheduled production of TYSABRI during July 2005. Because of the uncertain future commercial availability of TYSABRI at the time, and our inability to predict to the required degree of certainty that TYSABRI inventory would be realized in commercial sales prior to the expiration of its shelf life, we expensed $23.2 million of costs related to the manufacture of TYSABRI in the first quarter of 2005 to cost of product revenues. At the time of production, the inventory was believed to be commercially saleable. Beginning in the second quarter of 2005 through the end of 2005, as we were working with clinical investigators to understand the possible risks of PML, we charged the costs related to the manufacture of TYSABRI to research and development expense.
     We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realized value. If the actual realizable value is less than that estimated by us, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs may be required. This periodic review led to the expensing of costs associated with the manufacture of TYSABRI during 2005, as described above, and may lead us to expense costs associated with the manufacture of TYSABRI or other inventory in subsequent periods.
     Our products are subject to strict quality control and monitoring throughout the manufacturing process. Periodically, certain batches or units of product may no longer meet quality specifications or may expire. As a result, included in cost of product revenues were write-downs of commercial inventory that did not meet quality specifications or became obsolete due to dating expiration, in all cases this product inventory was written-down to its net realizable value.
     We wrote-down the following unmarketable inventory, which was charged to cost of product revenues (table in thousands):

	Three months ended March, 31
	2006	2005
AVONEX	$254	$9,039
AMEVIVE	2,433	7,163
ZEVALIN	––	1,902
TYSABRI	611	23,200

	$3,298	$41,304

     The write-downs for the three months ended March 31, 2006 and 2005, respectively, were the result of the following (table in thousands):

	Three months ended March, 31
	2006	2005
New components for alternative presentations	$––	$8,417
Failed quality specifications	3,044	7,785
Excess and/or obsolescence	254	1,902
Costs for voluntary suspension of TYSABRI	––	23,200

	$3,298	$41,304

     We sold the worldwide rights to AMEVIVE, including inventory on hand, to Astellas in April 2006. As of March 31, 2006, we had $45.2 million of AMEVIVE included in inventory.
     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, or SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 were effective for inventory costs incurred during our fiscal year beginning on January 1, 2006. We did not experience any impact on our results of operations in the first quarter of 2006 as a result of our adoption of SFAS 151.
     Intangible Assets and Goodwill
     In connection with our merger with Biogen, Inc. on November 12, 2003, or the Merger, we recorded intangible assets related to patents, trademarks, and core technology as part of the purchase price. These intangible assets were recorded at fair value, and at March 31, 2006 and December 31, 2005 are net of accumulated amortization and impairments. Intangible assets related to out-licensed patents and core technology are amortized over their estimated useful lives, ranging from 12 to 20 years, based on the greater of straight-line method or economic consumption each period. These amortization costs are included in “Amortization of acquired intangible assets” in the accompanying condensed consolidated statements of income. Intangible assets related to trademarks have indefinite lives, and as a result are not amortized, but are subject to review for impairment. We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.
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
     As of March 31, 2006 and December 31, 2005, intangible assets and goodwill, net of accumulated amortization and impairment charges and adjustments, were as follows (table in thousands):

	Estimated	Historical	Accumulated
March 31, 2006:	Life	Cost	Amortization	Adjustments	Net
Out-licensed patents	12 years	$578,000	$114,797	$––	$463,203
Core/developed technology	15-20 years	2,984,000	601,073	(7,993)	2,374,934
Trademarks & tradenames	Indefinite	64,000	––	––	64,000
In-licensed patents	14 years	3,000	299	––	2,701

Total		$3,629,000	$716,169	$(7,993)	$2,904,838

Goodwill	Indefinite	$1,151,105	$––	$(20,675)	$1,130,430

	Estimated	Historical	Accumulated
December 31, 2005:	Life	Cost	Amortization	Adjustments	Net
Out-licensed patents	12 years	$578,000	$102,756	$––	$475,244
Core/developed technology	15-20 years	2,984,000	542,407	(7,993)	2,433,600
Trademarks & tradenames	Indefinite	64,000	––	––	64,000
In-licensed patents	14 years	3,000	243	––	2,757

Total		$3,629,000	$645,406	$(7,993)	$2,975,601

Goodwill	Indefinite	$1,151,105	$––	$(20,675)	$1,130,430

     Revenue Recognition and Accounts Receivable
     We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectibility is reasonably assured; and title and the risks and rewards of ownership have transferred to the buyer.
     Product revenue consists of sales from four products: AVONEX, AMEVIVE, ZEVALIN, and TYSABRI. The timing of distributor orders and shipments can cause variability in earnings. Revenues from product sales are recognized when product is shipped and title and risk of loss has passed to the customer, typically upon delivery. Revenues are recorded net of applicable allowances for returns, patient assistance, trade term discounts, Medicaid rebates, Veteran’s Administration rebates, managed care discounts and other applicable allowances. Included in our condensed consolidated balance sheets at March 31, 2006 and December 31, 2005 are allowances for returns, rebates, discounts and other allowances which totaled $60.9 million and $48.8 million, respectively. At March 31, 2006, our allowance for product returns, which is a component of allowances for returns, rebates, discounts, and other allowances, was $6.1 million. At March 31, 2006, total reserves for discounts and allowances were approximately 3.8% of total current assets and less than 1% of total assets. We prepare our estimates for sales returns and allowances, discounts and rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate.
     For the three months ended March 31, 2006 and 2005, we recorded $58.8 million and $53.8 million, respectively, in our condensed consolidated statements of income related to sales returns and allowances, discounts, and rebates. In the three months ended March 31, 2006 and 2005, the amount of product returns was approximately 1.8% and 3.0%, respectively, of product revenue for all our products. Product returns, which is a component of allowances for returns, rebates, discounts, and other allowances, were $7.3 million and $12.0 million for the three months ended March 31, 2006 and 2005, respectively. The decrease of product returns in the first quarter of 2006 is primarily a result of $9.0 million included in the first three months of 2005 due to the voluntary suspension of TYSABRI, offset by a higher number of replacement units and higher credit amounts on distributor returns. Product returns in the first three months of 2006 included $2.8 million related to product sales made prior to 2006, which represents less than 1% of total product revenue, of which $1.6 million was in reserves at December 31, 2005.
     In November 2004, we received regulatory approval in the U.S. of TYSABRI for the treatment of MS and paid a $7.0 million approval-based milestone to Elan. Upon approval, we also became obligated to provide Elan with $5.3 million in credits against reimbursement of commercialization costs. Elan can apply $1.5 million of the credits per year. The approval and credit milestones were capitalized upon approval in investments and other assets and are being amortized over the remaining patent life of 14.4 years. The amortization of the approval and credit milestones is being recorded as a reduction of revenue. In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification.
     Under our agreement with Elan, we manufacture TYSABRI and, in the U.S. prior to the suspension, sold TYSABRI to Elan who then distributed TYSABRI to third party distributors. Prior to the suspension, we recorded revenue when TYSABRI was shipped from Elan to third party distributors. As of March 31, 2005, we deferred $14.0 million in revenue under our revenue recognition policy with Elan, which has been fully paid by Elan, related to sales of TYSABRI which had not yet been shipped by Elan and remains deferred at March 31, 2006.
     As of March 31, 2006, Elan owed us $19.5 million, representing commercialization and development expenses incurred by us. This is included in other current assets on our condensed consolidated balance sheets, and $9.7 million has been received to date.
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
In both 2005 and 2006, the 40% threshold was met during the first quarter. For each calendar year or portion thereof following the approval date of the first new anti-CD20 product, the pretax copromotion profit-sharing formula for RITUXAN and other anti-CD20 products sold by us and Genentech will change to the following:

	New Anti-CD20 U.S.	Biogen Idec’s Share
Copromotion Operating Profits	Gross Product Sales	of Copromotion Profits
First $50 million (1)	N/A	30%

Greater than $50 million	Until such sales exceed $150	38%
	million in any calendar year(2)

	Or

	After such sales exceed $150	35%
	million in any calendar year
	and until such sales exceed
	$350 million in any calendar year (3)

	Or

	After such sales exceed $350	30%
	million in any calendar year (4)

(1)	– not applicable in the calendar year the first new anti-CD20 product is approved if $50 million in copromotion operating profits has already been achieved in such calendar year through sales of RITUXAN.

(2)	– if we are recording our share of RITUXAN copromotion profits at 40%, upon the approval date of the first new anti-CD20 product, our share of copromotion profits for RITUXAN and the new anti-CD20 product will be immediately reduced to 38% following the approval date of the first new anti-CD20 product until the $150 million new product sales level is achieved.

(3)	– if $150 million in new product sales is achieved in the same calendar year the first new anti-CD20 product receives approval, then the 35% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year. Once the $150 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years’ (after the first $50 million in copromotion operating profits in such years) will be 35% until the $350 million new product sales level is achieved.

(4)	– if $350 million in new product sales is achieved in the same calendar year that $150 million in new product sales is achieved, then the 30% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year (or January 1 of the second following calendar year if the first new anti-CD20 product receives approval and, in the same calendar year, the $150 million and $350 million new product sales levels are achieved). Once the $350 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years’ will be 30%.
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
     Research and Development Expenses
     Research and development expenses consist of upfront fees and milestones paid to collaborators and expenses incurred in performing research and development activities including salaries and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, share-based compensation expense, contract services and other outside expenses. Research and development expenses are expensed as incurred. We have entered into certain research agreements in which we share expenses with our collaborator. We have entered into other collaborations where we are reimbursed for work performed on behalf of our collaborative partners. We record these expenses as research and development expenses. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments by the collaborator for their share of the development effort as a reduction of research and development expense. If the arrangement is a reimbursement of research and development expenses, we record the reimbursement as corporate partner revenue.
     Reclassification
     Certain reclassifications of prior year amounts have been made to conform to current year presentation.
     Share-Based Payments
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment, or SFAS 123(R), which requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. See Note 5 for a complete discussion on accounting for share-based payments.
     Assets Held for Sale
     We consider AMEVIVE, certain real property in Oceanside, CA and certain other miscellaneous assets as held for sale, since they meet the criteria of held for sale under SFAS 144, “Accounting for the Impairment or Disposal of Long-Live Assets.”
     As discussed, we sold the worldwide rights to AMEVIVE for $60.0 million, including inventory on hand, to Astellas in April 2006. As of March 31, 2006 and December 31, 2005, our AMEVIVE assets held for sale include $8.0 million related to intangible assets, net, and $5.4 million for property, plant and equipment, net, and were reported separately in current assets on the condensed consolidated balance sheets.
     In February 2006, we sold our NICO clinical manufacturing facility in Oceanside, California to Genentech. The assets associated with the NICO clinical manufacturing facility were included in assets held for sale on our condensed consolidated balance sheet as of December 31, 2005. In addition, we are seeking to divest several other non-core assets, including certain real property in Oceanside, California.

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
     We have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts have durations of three to nine months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at March 31, 2006 was approximately $167.6 million. These contracts had a fair value of $3.5 million, representing an unrealized loss, and were included in other current liabilities at March 31, 2006. The notional settlement amount of the foreign currency forward contracts outstanding at December 31, 2005 was approximately $214.0 million. These contracts had a fair value of $0.9 million, representing an unrealized loss, and were included in other current liabilities at December 31, 2005.
     For the three months ended March 31, 2006, there was $0.7 million recognized in earnings due to hedge ineffectiveness. There were no amounts in the three months ended March 31, 2006 related to the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. For the three months ended March 31, 2005, there were no significant amounts recognized in earnings due to hedge ineffectiveness or as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. We recognized approximately $0.9 million and $1.8 million of losses in product revenue for the settlement of certain effective cash flow hedge instruments for the three months ended March 31, 2006 and 2005, respectively. We recognized no significant losses and $0.2 million of losses in royalty revenue for the settlement of certain effective cash flow hedge instruments for the three months ended March 31, 2006 and 2005. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.
3. Comprehensive Income
     Comprehensive income for the three months ended March 31, 2006 and 2005 was $141.5 million and $40.8 million, respectively. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes certain changes in equity that are excluded from net income, including changes of $4.8 million of translation adjustments, $15.4 million in unrealized holding gains and losses on available-for-sale marketable securities and other investments, offset by the decrease of $1.6 million related to certain derivative instruments, net of tax, for the first quarter of 2006. For the three months ended March 31, 2005, other comprehensive income included increased losses to translation adjustments of $1.5 million, unrealized losses of $7.8 million on available-for-sale marketable securities and other investments, offset by $6.8 million increase in unrealized gains on our derivative instruments.
4. Earnings per Share
     We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share,” or SFAS 128, and EITF 03-06, “Participating Securities and the Two-Class Method Under SFAS 128.” SFAS 128 and EITF 03-06 together require the presentation of “basic” earnings per share and “diluted” earnings per share. Basic earnings per share is computed using the two-class method. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective rights to share in dividends. We have determined that our preferred shares meet the definition of participating securities, and have allocated a portion of net income to our preferred shares on a pro rata basis. Net income allocated to preferred shares is excluded from the calculation of basic earnings per share. For basic earnings per share, net income available to holders of common stock is divided by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, net income is adjusted for the after-tax amount of interest associated with convertible debt and net income allocable to preferred shares, and the denominator includes both the weighted average number of shares of common stock outstanding and the potential dilutive shares of common stock from stock options, unvested restricted stock awards, restricted stock units and other convertible securities, to the extent they are dilutive.
     Basic and diluted earnings per share are calculated as follows (table in thousands):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Income before cumulative effect of accounting change	$119,190	$43,458
Cumulative effect of accounting change	3,779	—

Net income	$122,969	$43,458
Adjustment for net income allocable to preferred shares	(179)	(64)

Net income used in calculating basic earnings per share	122,790	43,394
Adjustment for interest, net of tax	—	535

Net income used in calculating diluted earnings per share	$122,790	$43,929

Denominator:
Weighted average number of common shares outstanding	339,653	335,279
Effect of dilutive securities:
Stock options	2,205	6,625
Restricted stock awards	747	1,535
Restricted stock units	89	—
Convertible promissory notes due 2019	3,048	—
Convertible promissory notes due 2032	73	8,734

Dilutive potential common shares	6,162	16,894

Shares used in calculating diluted earnings per share	345,815	352,173

     The following amounts were not included in the calculation of net income per share because their effects were anti-dilutive (table in thousands):

	Three Months Ended
	March 31,
	2006	2005
Numerator:
Net income allocable to preferred shares	$179	$64
Adjustment for interest, net of tax	—	4,006

Total	$179	$4,070

Denominator:
Stock options	18,119	8,889
Convertible preferred stock	493	493
Convertible promissory notes due 2032	––	8,661

Total	18,612	18,043

5. Share-Based Payments
     Fair Value Method Accounting
     Our share-based compensation programs consist of our share-based awards granted to employees including stock options, restricted stock awards, performance share units and restricted stock units, as well as our employee stock purchase plan, or ESPP. These are defined more fully below. Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) — Share-Based Payment, or SFAS 123(R). This Statement requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged against income over the requisite service period, which is generally the vesting period. We selected the modified prospective method as prescribed in SFAS 123(R) and therefore, prior periods were not restated. Under the modified prospective application, this Statement was applied to new awards granted in 2006, as well as to the unvested portion of previously granted share-based awards for which the requisite service had not been rendered as of December 31, 2005.
     On December 6, 2005, our Board of Directors approved the acceleration of vesting of unvested stock options then outstanding having an exercise price per share of $55.00 or higher, granted under our stock option plans that were held by current employees, including executive officers. Options held by our non-employee directors were excluded from this vesting acceleration. As a result, the vesting of options granted predominantly from 2001 to 2005 with respect to approximately 4,518,809 shares of our common stock were accelerated.
     The purpose of this acceleration was to eliminate future compensation expense that we would otherwise have recognized in our results of operation upon adoption of SFAS 123(R) in 2006. The approximate future expense eliminated by the acceleration, based on a Black-Scholes calculation, was estimated to be approximately $93.1 million between 2006 and 2009 on a pre-tax basis. The acceleration did not result in any compensation expense in 2005.
     In the first quarter of 2006, we recorded pre-tax share-based compensation expense associated with the SFAS 123(R) adoption and the restricted stock units of $23.6 million. This expense is net of a cumulative effect pre-tax adjustment of $5.6 million, or $3.8 million after-tax, resulting from the application of an estimated forfeiture rate for current and prior period unvested restricted stock awards.
     For the three months ended March 31, 2006, share-based compensation expense reduced our results of operations as follows (table in thousands):

	Income before	Cumulative effect
	income taxes	adjustment	Effect on net income
Effect Before Income Taxes	$(29,194)	$5,574	$(23,620)
Tax effect	9,114	(1,795)	7,319

Net income	$(20,080)	$3,779	$(16,301)

Basic Earnings Per Share:			$(.05)

Diluted Earnings Per Share:			$(.05)

     As a result of the adoption of SFAS 123(R), we recorded share-based compensation for the three months ended March 31, 2006 as follows (table in thousands):

	Three months ended March 31, 2006
		Restricted Stock
		and Restricted
	Stock options & ESPP	Stock Units	Total
Research and development	$4,764	$6,391	$11,155
Selling, general and administrative	8,239	9,800	18,039

Total	$13,003	$16,191	$29,194

Pre-tax cumulative effect catch-up			(5,574)

Pre-tax effect of share-based compensation			$23,620

     For the three months ended March 31, 2005, we recorded share-based compensation expense of approximately $7.9 million, which was primarily related to expenses for restricted stock awards.
     In accordance with SFAS 123(R), tax benefits from stock option exercises in the current quarter of $15.2 million were recorded as cash outflows from operating activities and cash inflows from financing activities in our condensed consolidated statement of cash flows. Cash received from the exercise of stock options in the quarter ended March 31, 2006 was approximately $52.0 million. For the three months ending March 31, 2006, we capitalized costs of $0.4 million associated with share-based compensation to inventory and fixed assets. We did not capitalize stock based compensation cost in our pro forma footnotes under SFAS 123.
     At March 31, 2006, unrecognized compensation costs relating to unvested share-based compensation was approximately $244.4 million. We expect to recognize the cost of these non-vested awards over a weighted average period of 1.6 years. In accordance with FAS 123(R), deferred share based compensation is no longer reflected as a separate component of shareholders’ equity in the condensed consolidated balance sheet. As a result, we reclassed our deferred share based compensation of $42.9 million at December 31, 2005 to additional paid in capital during the first quarter of 2006.
     Stock Based Compensation Plans:
     We currently have six stock based compensation plans.
     Directors Plan: We maintain the 1993 Non-Employee Directors Stock Option Plan, or the Directors Plan, for options granted to directors upon their appointment or election to the Board of Directors. The Directors Plan expired in January 2006. We do not expect to issue any new grants under the Plan.
     Omnibus Plans: In June 2005, our stockholders approved the 2005 Omnibus Equity Plan, or the 2005 Omnibus Plan. We also maintain the 2003 Omnibus Equity Plan, or the 2003 Omnibus Plan. We have not made any equity grants or awards from the 2003 Omnibus Plan since our stockholders approved the 2005 Omnibus Plan and do not intend to make any awards from the plan in the future. Awards granted from the 2005 Omnibus Plan may include options, shares of restricted stock, restricted stock units, performance shares, shares of phantom stock, stock bonuses, stock appreciation rights and other awards in such amounts and with such terms and conditions subject to the provisions of the plan. We have reserved a total of 15 million shares of common stock for issuance under the 2005 Omnibus Plan, plus shares of common stock that remained available for issuance under our 2003 Omnibus Plan on the date that our stockholders approved the 2005 Omnibus Plan, and shares that are subject to awards under our 2003 Omnibus Plan which remain unissued upon the cancellation, surrender, exchange or termination of such awards. The plan provides that awards other than stock options and stock appreciation rights will be counted against the total number of shares reserved under the plan in a 1.5-to-1 ratio.
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

     Stock options
     All stock option grants are for a ten-year term and generally vest ratably over a four-year period. Options granted under all plans are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. The estimated fair value of options, including the effect of estimated forfeitures, is recognized over the options’ vesting periods. The fair value of the first quarter 2006 stock option grants were estimated on the date of grant using a Black-Scholes option valuation model that uses the following weighted-average assumptions:

Option Grants
2006
Expected dividend yield	0%
Expected stock price volatility	34.8%
Risk-free interest rate	4.35%
Expected option life in years	4.87
Per share grant date fair value	$16.82
     Expected volatility is based primarily upon implied volatility for our exchange-traded options and other factors, including historical volatility. After assessing all available information on either historical volatility, implied volatility, or both, we have concluded that a combination of both historical and implied volatility provides the best estimate of expected volatility. The expected term of options granted is derived using assumed exercise rates based on historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate used is determined by the market yield curve based upon risk-free interest rates established by the Federal Reserve, or non-coupon bonds that have maturities equal to the expected term. The dividend yield is based upon the fact that we have not historically granted cash dividends, and do not expect to issue dividends in the foreseeable future. Stock options granted prior to January 1, 2006 were valued based on the grant date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures under SFAS 123 — Accounting for Stock-based Compensation.
     A summary of stock option activity is presented in the following table (shares are in thousands):

	All Option Plans
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2005	31,306	$45.71
Granted	1,669	44.97
Exercised	(2,081)	25.08
Cancelled	(1,951)	53.12

Outstanding at March 31, 2006	28,943	$46.66

Exercisable at March 31, 2006	23,512	$47.82

     The weighted average grant-date fair value of stock options granted during the quarter ended March 31, 2006 and 2005 was $16.82 and $26.32, respectively. The total intrinsic value of options exercised for the three months ending March 31, 2006 and 2005 was $44.9 million and $55.5 million, respectively. The weighted average remaining contractual terms for options outstanding and exercisable at March 31, 2006 were 6.4 and 6.0 years, respectively.
     Time Vested Restricted Stock Units
     Time vested restricted stock units vest one-third per year over three years on the anniversary of the date of grant, provided the employee remains continuously employed with us. Common shares will be delivered to the employee upon vesting, subject to payment of applicable withholding taxes. The fair value of all time vested restricted units is based on the market value of our stock on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period. For the three months ended March 31, 2006, we recorded $3.7 million of stock compensation charges related to the restricted stock units.
     A summary of restricted stock unit activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2005	—	$—
Granted	2,311	44.27
Vested	—	—
Forfeited	(29)	44.24

Unvested at March 31, 2006	2,282	$44.27

     The weighted average grant-date fair value of the time-vested restricted stock units granted during the quarter ended March 31, 2006 was $44.27. The weighted average remaining contractual terms for the time-vested restricted stock units was 1.9 years as of March 31, 2006. There were no time-vested restricted stock units awarded in the three months ended March 31, 2005.
     Restricted Stock Awards:
     In 2005 and 2004, we granted restricted common stock to employees under our 2005 and 2003 Omnibus Plans at no cost to the employees. The restricted stock will vest 100% three years from the grant date, provided the employee remains continuously employed with us. During the vesting period, shareholders have full voting rights, even though the restricted stock remains subject to transfer restrictions and will generally be forfeited upon termination of employment prior to vesting. For the three months ended March 31, 2006, we recorded $2.4 million of stock compensation charges related to the restricted stock awards, prior to a pre-tax cumulative effect catch-up credit of $5.6 million, or $3.8 million after-tax, resulting from the application of an estimated forfeiture rate for current and prior period unvested restricted stock awards.
     A summary of restricted stock award activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2005	1,440	$53.87
Granted	—	—
Vested	—	—
Forfeited	(75)	55.76

Unvested at March 31, 2006	1,365	$53.76

     The weighted average grant-date fair value of the restricted stock granted during the quarter ended March 31, 2005 was $67.56. The weighted average remaining contractual terms for the restricted stock was 1.3 years as of March 31, 2006.
     Performance-Based Restricted Stock Units:
     In the first quarter of 2006, our Board of Directors awarded 100,000 restricted stock units, or RSUs, to our CEO, under our 2005 Omnibus Plan, subject to certain 2006 financial performance criteria. If the performance criteria are attained and the employee is still in active employment, up to 100,000 RSUs will vest and convert into common shares.
     During the third quarter of 2005, we granted performance-based RSUs, to be settled in shares of our common stock to a group of approximately 200 of our employees at the director-level and above. The grants were made under our 2005 Omnibus Plan. The RSUs will convert into shares of our common stock, subject to attainment of certain performance goals and the employee’s continued employment. If the performance goals are attained and the employee is still in active employment, 70% of the RSUs will vest and convert into shares on September 14, 2006 and the remaining 30% of the RSUs will vest and convert into shares on March 14, 2007. Shares will be delivered to the employee upon vesting, subject to payment of applicable withholding taxes. In the first three months of 2006, we recorded compensation charges of approximately $10.1 million. The fair value is based on the market price of the Company’s stock on the date of grant and assumes that the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the outcome of performance-related conditions until the vesting date.
     A summary of performance-based restricted stock unit activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2005	1,154	$40.67
Granted	100	44.59
Vested	—	—
Forfeited	(38)	40.67

Unvested at March 31, 2006	1,216	$40.99

     The weighted average grant-date fair value of the performance-based restricted stock units granted during the quarter ended March 31, 2006 was $44.59. The weighted average remaining contractual terms for the time-vested restricted stock units was 0.6 years as of March 31, 2006. There were no performance-based restricted stock units awarded in the three months ended March 31, 2005.
     Employee Stock Purchase Plan:
     We also maintain the 1995 Employee Stock Purchase Plan, or the Purchase Plan, or the ESPP. Under the terms of the ESPP, employees can elect to have up to ten percent of their annual compensation withheld to purchase shares of our common stock. The purchase price of the common stock is at 85% of the lower of the fair market value of the common stock at the enrollment or purchase date. During the three months ended March 31, 2006 and 2005, 0.1 million and 0.2 million shares, respectively, were issued under the ESPP. We utilize the Black-Scholes model to calculate the fair value of these awards. The fair value plus the 15% discount amount are recognized as compensation expense over the purchase period. In the first three months of 2006, we recorded compensation charges of approximately $2.7 million.
     Pro-forma Disclosure
     The following table illustrates the effect on net income and earnings per share if the Company were to have applied the fair-value based method to account for all stock-based awards for the three months ended March 31, 2005 (table in thousands, except per share amounts).

Three Months Ended
March 31, 2005
Net income, as reported	$43,458
Stock-based compensation expense included in net income, net of tax	7,851
Pro forma stock compensation expense, net of tax	(24,339)

Pro forma net income	$26,970

Reported basic earnings per share:	$.13

Pro forma basic earnings per share:	$.08

Reported diluted earnings per share:	$.12

Pro forma diluted earnings per share:	$.08

     The pro-forma amounts and fair value of each option grant were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the period:

Option Grants
2005
Expected dividend yield	0%
Expected stock price volatility	35%
Risk-free interest rate	4.2%
Expected option life in years	5.4
6. Notes Payable
     Our notes payable are as follows (table in thousands):

	March 31,	December 31,
	2006	2005
20-year subordinated convertible promissory notes, due 2019 at 5.5%	$37,522	$37,016
30-year senior convertible promissory notes, due 2032 at 1.75%	6,456	6,428

	$43,978	$43,444

     In April and May 2002, we raised through the issuance of our senior notes, approximately $696 million, net of underwriting commissions and expenses of $18.4 million. The senior notes are zero coupon and were priced with a yield to maturity of 1.75% annually. On April 29, 2005, holders of 99.2% of the outstanding senior notes exercised their right under the indenture governing the senior notes to require us to repurchase their senior notes. On May 2, 2005, we paid $746.4 million in cash to repurchase those senior notes with an aggregate principal amount at maturity of approximately $1.2 billion. The purchase price for the senior notes was $624.73 in cash per $1,000 principal amount at maturity, and was based on the requirements of the indenture and the senior notes. Additionally, we made a cash payment in 2005 of approximately $62 million for the payment of tax related to additional deductible interest expense for which deferred tax liabilities had been previously established. As of March 31, 2006, our remaining indebtedness under the senior notes was approximately $10.2 million at maturity.
     In February 1999, we raised through the issuance of our subordinated notes, approximately $112.7 million, net of underwriting commissions and expenses of $3.9 million. The subordinated notes are zero coupon and were priced with a yield to maturity of 5.5% annually. Upon maturity, the subordinated notes would have had an aggregate principal face value of $345.0 million. As of March 31, 2006, our remaining indebtedness under the subordinated notes was approximately $75.4 million at maturity, due to conversion of subordinated notes into common stock. Each $1,000 aggregate principal face value subordinated note is convertible at the holder’s option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36 per share. The remaining holders of the subordinated notes may require us to purchase the subordinated notes on February 16, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with us having the option to repay the subordinated notes plus accrued original issue discount in cash, common stock or a combination of cash and stock. We have the right to redeem at a price equal to the issue price plus the accrued original issue discount to the date of redemption all or a portion of the subordinated notes for cash at any time.
7. Other Income (Expense), Net
     Total other income (expense), net consists of the following (table in thousands):

	Three Months Ended
	March 31,
	2006	2005
Interest income	$23,557	$15,705
Interest expense	(293)	(6,911)
Other expense	(4,599)	(17,720)

Total other income (expense), net	$18,665	$(8,926)

     Interest income totaled $23.6 million for the three months ended March 31, 2006 compared to $15.7 million for the comparable period of 2005. The increase in interest income is primarily due to higher cash levels and higher yields on our marketable securities portfolio. Interest income levels that may be achieved in the future are, in part, dependent upon market conditions.
     Interest expense totaled $0.3 million for the three months ended March 31, 2006 compared to $6.9 million for the comparable period of 2005. The decrease in interest expense relates to the repurchase of our senior notes due in 2032 in the second quarter of 2005.
     Other expense for the three months ended March 31, 2006 consists primarily of $2.1 million for the impairment of certain non-current marketable securities that were determined to be impaired on an other-than-temporary basis and $2.0 million for our minority interest in joint ventures.
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
8. Income Taxes
     Our effective tax rate for the three months ended March 31, 2006 was 37.8% compared to 34.5% for the comparable period in 2005. Our effective tax rate for the three months ended March 31, 2006 was higher than the normal statutory rate primarily due to the impact of state taxes, non-deductible items such as certain stock-based compensation charges, partially offset by the new domestic manufacturing deduction. Our effective tax rate for the three months ended March 31, 2005 was lower than then normal statutory rate primarily due to tax credits allowed for research and development expenditures in the U.S. and the new manufacturing deduction, partially offset by the impact of state taxes. We have tax credit carryforwards for federal and state income tax purposes available to offset future taxable income. The utilization of our tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate that this annual limitation will result only in a modest delay in the utilization of such tax credits.

9. Unconsolidated Joint Business Arrangement
     Revenues from unconsolidated joint business arrangement consist of the following (table in thousands):

	Three Months Ended
	March 31,
	2006	2005
Copromotion profits	$124,057	$123,116
Reimbursement of selling and development expenses	15,928	12,875
Royalty revenue on sales of RITUXAN outside the U.S.	43,395	24,462

	$183,380	$160,453

     We received royalties on sales of RITUXAN outside of the U.S. of $43.4 million as compared to $24.5 million for the three months ended March 31, 2005, which we include under “Unconsolidated joint business” revenues in our condensed consolidated statements of income. Our royalty revenue on sales of RITUXAN outside the U.S. is based on Roche and Zenyaku’s net sales to third-party customers and is recorded on a cash basis. Royalty revenues from sales of RITUXAN outside the U.S. increased approximately $18.9 million, which is primarily related to an $11.3 million royalty credit claimed by Genentech in the three months ended March 31, 2005.
     Under the amended and restated collaboration agreement, we will receive lower royalty revenue from Genentech on sales by Roche and Zenyaku of any new anti-CD20 products, as compared to royalty revenue received on sales of RITUXAN. The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis.
10. Litigation
     On March 2, 2005, we, along with William H. Rastetter, our former Executive Chairman, and James C. Mullen, our Chief Executive Officer, were named as defendants in a purported class action lawsuit, captioned Brown v. Biogen Idec Inc., et al., filed in the U.S. District Court for the District of Massachusetts (the “Court”). The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between February 18, 2004 and February 25, 2005. The plaintiff alleges that the defendants made materially false and misleading statements regarding potentially serious side effects of TYSABRI in order to gain accelerated approval from the FDA for the product’s distribution and sale. The plaintiff alleges that these materially false and misleading statements harmed the purported class by artificially inflating our stock price during the purported class period and that company insiders benefited personally from the inflated price by selling our stock. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. Substantially similar actions, captioned Grill v. Biogen Idec Inc., et al. and Lobel v. Biogen Idec Inc., et al., were filed on March 10, 2005 and April 21, 2005, respectively, in the same court by other purported class representatives. Those actions have been assigned to District Judge Reginald C. Lindsay and Magistrate Judge Marianne C. Bowler. On July 26, 2005, the three cases were consolidated and by Margin Order dated September 23, 2005, Magistrate Judge Bowler appointed lead plaintiffs and approved their selection of co-lead counsel. An objection to the September 23, 2005 order was filed on October 7, 2005. The affected plaintiffs’ objection is fully briefed and is pending with the Court. An amended, consolidated complaint is to be filed no later than 30 days subsequent to the Court’s resolution of such objection. We believe that the actions are without merit and intend to contest them vigorously. At this early stage of litigation, we cannot make any estimate of a potential loss or range of loss.
     On March 9, 2005, two purported shareholder derivative actions, captioned Carmona v. Mullen, et al. (“Carmona”) and Fink v. Mullen, et al. (“Fink”), were brought in the Superior Court of the State of California, County of San Diego (the “California Court”), on our behalf, against us as nominal defendant, our Board of Directors and our chief financial officer. The plaintiffs derivatively claim breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment against all defendants. The plaintiffs also derivatively claim insider selling in violation of California Corporations Code § 25402 and breach of fiduciary duty and misappropriation of information against certain defendants who sold our securities during the period of February 18, 2004 to the date of the complaints. On May 11, 2005, the California Court consolidated the

Carmona and Fink cases. On January 24, 2006, the parties submitted a proposed scheduling order addressing amendments to the original pleading and motion to dismiss briefing, which the Court entered on January 25, 2006. Pursuant to that scheduling order, on February 3, 2006, plaintiffs filed an amended complaint, which, among other amendments to the allegations, added our former general counsel as a defendant. On April 28, 2006, the court granted defendants’ motion to dismiss with prejudice and instructed defendants to prepare a final judgment for entry. These purported derivative actions do not seek affirmative relief from the Company. We believe the plaintiffs’ claims lack merit and intend to litigate the dispute vigorously. We are currently unable to determine whether resolution of this matter will have a material adverse impact on our financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of this matter.
     On June 20, 2005, a purported class action, captioned Wayne v. Biogen Idec Inc. and Elan Pharmaceutical Management Corp., was filed in the U.S. District Court for the Northern District of California (the “California District Court”). On August 15, 2005, the plaintiff filed an amended complaint. The amended complaint purports to assert claims for strict product liability, medical monitoring and concert of action arising out of the manufacture, marketing, distribution and sale of TYSABRI. The action is purportedly brought on behalf of all persons in the U.S. who have had infusions of TYSABRI and who have not been diagnosed with any medical conditions resulting from TYSABRI use. The plaintiff alleges that defendants, acting individually and in concert, failed to warn the public about purportedly known risks related to TYSABRI use. On January 20, 2006, the parties filed a stipulation of dismissal with prejudice, which the Court entered on January 24, 2006. The disposition of this matter did not have a material adverse effect on our business or financial condition.
     Our Board of Directors has received letters, dated March 1, 2005, March 15, 2005 and May 23, 2005, respectively, on behalf of purported owners of our securities purportedly constituting demands under Delaware law. A supplement to the March 1, 2005 letter was received on March 2, 2005. The letters generally allege that certain of our officers and directors breached their fiduciary duty to us by selling personally held shares of our securities while in possession of material, non-public information about potential serious side effects of TYSABRI. The letters generally request that our Board of Directors take action on our behalf to recover compensation and profits from the officers and directors, consider enhanced corporate governance controls related to the sales of securities by insiders, and pursue other such equitable relief, damages, and other remedies as may be appropriate. A special litigation committee of our Board of Directors was formed, and, with the assistance of independent outside counsel, investigated the allegations set forth in the demand letters. By letters dated August 17, 2005 and October 1, 2005, our Board of Directors informed those shareholders that it would not take action as demanded because it was the Board’s determination that such action was not in the best interests of the Company. On June 23, 2005, one of the purported shareholders who made demand filed a purported derivative action in the Middlesex Superior Court for the Commonwealth of Massachusetts (the “Massachusetts Court”), on our behalf, against us as nominal defendant, our former general counsel, a member of our Board of Directors and our former Executive Chairman. The plaintiff derivatively claims that our former Executive Chairman, former general counsel and the director defendant misappropriated confidential company information for personal profit by selling our stock while in possession of material, non-public information regarding the potentially serious side effects of TYSABRI. The plaintiff seeks disgorgement of profits, costs and attorneys’ fees. On September 27, 2005, the plaintiff was provided with a copy of the Delaware Order and responded on September 28, 2005, that he would not be moving to intervene in Delaware. On October 4, 2005, all defendants filed motions seeking dismissal of the action and/or judgment on the pleadings, and the Company also filed a supplemental motion seeking judgment on the pleadings. Also on October 4, 2005, the plaintiff filed a cross-motion seeking leave to amend the complaint, which the Company opposed. On November 14, 2005, the Massachusetts Court heard oral argument on the various motions. By Memorandum and Order dated January 31, 2006, the Massachusetts Court granted leave to amend and, as to such amended complaint, granted Defendants’ motion to dismiss. The time for filing an appeal in this action has passed and no appeal has been taken.
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
     On June 9, 2005, we, along with numerous other companies, received a request for information from the U.S. Senate Committee on Finance, or the Committee, concerning the Committee’s review of issues relating to the Medicare and Medicaid programs’ coverage of prescription drug benefits. On January 9, 2006, we, along with numerous other companies, received a further request for information from the Committee. We filed a timely response to the request on March 6, 2006 and are cooperating fully with the Committee’s information requests. We are unable to predict the outcome of this review or the timing of its resolution at this time.
     On July 20, 2005, a products liability action captioned Walter Smith, as Personal Representative of the Estate of Anita Smith, decedent, and Walter Smith, individually v. Biogen Idec Inc. and Elan Corp., PLC, was commenced in the Superior Court of the Commonwealth of Massachusetts, Middlesex County. The complaint purports to assert statutory wrongful death claims based on negligence, agency principles, fraud, breach of warranties, loss of consortium, conscious pain and suffering, and unfair and deceptive trade practices in violation of Mass. G.L., c. 93A. This matter has been resolved in a mutually satisfactory manner and the parties have filed a stipulation of dismissal with prejudice. The disposition of this matter did not have a material adverse effect on our business or financial condition.
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
     On August 10, 2004, Classen Immunotherapies, Inc. filed suit against us, GlaxoSmithKline, Chiron Corporation, Merck & Co., Inc., and Kaiser-Permanente, Inc., in the U.S. District Court for the District of Maryland, contending that we induced infringement of U.S. patents 6,420,139, 6,638,739, 5,728,385, and 5,723,283, all of which are directed to various methods of immunization or determination of immunization schedules. The inducement of infringement claims are based on allegations that we “provided instructions and/or recommendations on a proper immunization schedule for vaccines” to other defendants who are alleged to have directly infringed the patents at issue. We are investigating the allegations, however, we do not believe them to be based in fact. On November 19, 2004, we, along with GlaxoSmithKline, filed a joint motion to dismiss three of the four counts of the complaint. The court granted that motion on July 22, 2005. On August 1, 2005, Classen filed a motion for reconsideration, which the court denied on December 14, 2005. Classen also filed a motion to dismiss the third, and final, count against us with prejudice. We did not oppose that motion, and the Court dismissed that count against GlaxoSmithKline and us in its December 14, 2005 order. On January 5, 2006, Classen filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit of the Court’s July 22, 2005 and December 14, 2005 decisions. On April 10, 2006, the Court of Appeals for the Federal Circuit dismissed Classen’s appeal as premature, since there has not been a final judgment in the case. Under our 1988 license agreement with GlaxoSmithKline, GlaxoSmithKline is obligated to indemnify and defend us against these claims. In the event that the nature of the claims change such that GlaxoSmithKline is no longer obligated to indemnify and defend us and we are unsuccessful in the present or any subsequent litigation we may be liable for damages suffered by Classen and such other relief as Classen may seek and be granted by the court. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.
     Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in certain cases, Biogen Idec, Inc., was named as a defendant in lawsuits filed by the City of New York and the following Counties of the State of New York: County of Albany, County of Allegany, County of Broome, County of Cattaraugus, County of Cayuga, County of Chautauqua, County of Chenango, County of Columbia, County of Cortland, County of Dutchess, County of Erie, County of Essex, County of Fulton, County of Genesee, County of Greene, County of Herkimer, County of Jefferson, County of Lewis, County of Madison, County of Monroe, County of Nassau, County of Niagara, County of Oneida, County of Onondaga, County of Ontario, County of Orleans, County of Putnam, County of Rensselaer, County of Rockland, County of St. Lawrence, County of Saratoga, County of Schuyler, County of Seneca, County of Steuben, County of Suffolk, County of Tompkins, County of Warren, County of Washington, County of Wayne, County of Westchester, and County of Yates. All of the cases, except for the County of Erie and County of Nassau cases, are the subject of a Consolidated Complaint, which was filed on June 15, 2005 in U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456. The County of Nassau, which originally filed its complaint on November 24, 2004, filed an amended complaint on March 24, 2005 and that case is also pending in the U.S. District Court for the District of Massachusetts. The County of Erie case is currently pending in the Supreme Court of the State of New York.

     All of the complaints allege that the defendants fraudulently reported the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement, also referred to as Covered Drugs; marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and overcharged Medicaid for illegally inflated Covered Drugs reimbursements. The complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, all of the complaints, with the exception of the County of Erie complaint, allege that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements entered into with the Secretary of Health and Human Services, and excluded from their reporting certain drugs offered at discounts and other rebates that would have reduced the “best price.” On April 8, 2005, the court dismissed the claims brought by Suffolk County against Biogen Idec and eighteen other defendants in a complaint filed on August 1, 2003. The court held that Suffolk County’s documentation was insufficient to plead allegations of fraud. Biogen Idec, along with the other defendants, has filed a motion to dismiss the complaints pending in the U.S. District Court for the District of Massachusetts and in the Supreme Court for the State of New York. These motions are currently pending. Biogen Idec intends to defend itself vigorously against all of the allegations and claims in these lawsuits. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.
     Biogen Idec, Inc., along with several other major pharmaceutical and biotechnology companies, was also named as a defendant in a lawsuit filed by the Attorney General of Arizona. The lawsuit was filed in the Superior Court of the State of Arizona on December 6, 2005. The complaint alleges that the defendants fraudulently reported the Average Wholesale Price for certain drugs covered by the State of Arizona’s Medicare and Medicaid programs, and marketed these drugs to providers based on the providers’ ability to collect inflated payments from the government and other third-party payors. The complaint alleges violations of Arizona state law based on consumer fraud and racketeering. The defendants have removed this case to federal court and the Joint Panel on Multi-District Litigation has conditionally transferred the case to Multi-District Litigation No. 1456 pending in the U.S. District Court for the District of Massachusetts. The Attorney General of Arizona has filed an opposition to the Conditional Transfer Order, and has moved to remand the case back to the Superior Court for the State of Arizona. Both of these motions are currently pending. Biogen Idec intends to defend itself vigorously against all of the allegations and claims in this lawsuit. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.
     On January 6, 2006, we were served with a lawsuit, captioned United States of America ex rel. Paul P. McDermott v. Genentech, Inc. and Biogen-Idec, Inc., filed in the United States District Court for the District of Maine. The lawsuit was filed under seal on July 29, 2005 by a former employee of our co-defendant Genentech pursuant to the False Claims Act, 31 U.S.C. § 3729 et seq. On December 20, 2005, the U.S. government elected not to intervene, and the file was subsequently unsealed and served. On February 27, 2006, we served a motion to dismiss the complaint on the grounds that the court lacks subject matter jurisdiction, the compliant fails to state a claim and the claims were not pleaded with particularity. On March 31, 2006, the plaintiff filed his opposition to our motion to dismiss and a proposed first amended complaint. On April 4, 2006, the plaintiff filed his first amended complaint alleging, among other things, that we directly solicited physicians and their staff members to illegally market off-label uses of RITUXAN for treating rheumatoid arthritis, provided illegal kickbacks to physicians to promote off-label uses, trained our employees in methods of avoiding the detection of these off-label sales and marketing activities, formed a network of employees whose assigned duties involved off-label promotion of RITUXAN, intended and caused the off-label promotion of RITUXAN to result in the submission of false claims to the government, and conspired with Genentech to defraud the government. The plaintiff seeks entry of judgment on behalf of the United States of America against the defendants, an award to the plaintiff as relator, and all costs, expenses, attorneys’ fees, interest and other appropriate relief. On May 4, 2006, we filed a motion to dismiss the first amended complaint on the grounds that the court lacks subject matter jurisdiction, the complaint fails to state a claim and the claims were not pleaded with particularity. Plaintiff’s opposition to our motion to dismiss is due May 25, 2006. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss. On February 28, 2006, the FDA approved the sBLA for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active RA who have had an inadequate response to one or more TNF antagonist therapies.
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
11. Share Repurchase Program
     In October 2004, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock will provide us with treasury shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program will expire no later than October 4, 2006. We did not repurchase any shares under this program for the three months ended March 31, 2006. Approximately 11.9 million shares remain authorized for repurchase under this program at March 31, 2006.
12. Segment Information
     We operate in one segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care. Our chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment. We currently have four products: AVONEX for the treatment of relapsing forms of MS, RITUXAN for the treatment of certain B-cell NHLs and RA, ZEVALIN for the treatment of a certain B-cell NHLs and, TYSABRI. We also receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control including sales of RITUXAN outside the U.S. Revenues are primarily attributed from external customers to individual countries where earned based on location of the customer or licensee.
13. Guarantees
     We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of March 31, 2006.
     In connection with the relocation from leased facilities to our new research and corporate campus in San Diego, California, we entered into a lease assignment, in January 2005, with Tanox West, Inc., or Tanox, for a manufacturing facility in San Diego for which we have outstanding lease obligations through September 2008. Under the lease assignment, Tanox was assigned all of our rights, title, and interest in the amended lease and assumed all of the terms, covenants, conditions and obligations required to be kept, performed and fulfilled under the amended lease, including the making of all payments under the amended lease. However, if Tanox were to fail to perform under the lease assignment we would be responsible for all obligations under the amended lease through September 2008. At March 31, 2006, our estimate of the maximum potential of future payments under the amended lease through September 2008 is $12.0 million. Under the lease assignment, Tanox has agreed to indemnify and hold us harmless from and against any and all claims, proceedings and demands and all costs, expenses and liabilities arising out of their performance or failure to perform under the lease assignment.

14. Impairment of Long-Lived Assets
     As of March 31, 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk manufacturing component of our large-scale biologic manufacturing facility in Hillerod, Denmark. Additionally, we added a labeling and packaging component to the project, and determined that we would no longer proceed with the fill-finish component of the large-scale biological manufacturing facility. As a result, in the first quarter of 2005, we recorded an impairment charge to facility impairments and loss on sale of approximately $6.3 million of engineering costs related to the fill-finish component that had previously been capitalized.
15. Sale of Clinical Manufacturing Facility
     In February 2006, we sold our NICO clinical manufacturing facility in Oceanside, California to Genentech. The assets associated with the NICO clinical manufacturing facility were included in assets held for sale on our condensed consolidated balance sheet as of December 31, 2005. Total consideration for the purchase was $29.0 million. This sale was completed in the first quarter of 2006, and no additional loss resulted.
16. Severance and Other Costs from Restructuring Plan
     In connection with our comprehensive strategic plan discussed in Note 1, we have recorded restructuring charges associated with these activities, which consist primarily of severance and other employee termination costs, including health benefits, outplacement and bonuses. Other costs include write-downs of certain research assets that will no longer be utilized, consulting costs in connection with the restructuring effort, and costs related to the acceleration of restricted stock, offset by the reversal of previously recognized compensation due to unvested restricted stock cancellations. The remaining costs at March 31, 2006 are included in accrued expenses and other on our condensed consolidated balance sheet.
     The components of the charges are as follows (table in thousands):

	Remaining
	Liability at		Paid/Settled through	Remaining Liability at
	December 31,	Costs Incurred	March 31,	March 31,
	2005	During 2006	2006	2006
Severance and employee termination costs	$17,426	$687	$(8,571)	$9,542
Other costs	31	84	(53)	62

	$17,457	$771	$(8,624)	$9,604

     We may have additional charges related to the plan in future periods. The amounts of those charges cannot be determined at this time.
17. New Accounting Pronouncements
     In February 2006, the FASB issued FSP No. FAS 123 (R) – 4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends SFAS 123(R), so that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require the option or similar instrument to be classified as a liability, unless it becomes probable that the event will occur. This FSP is effective in the first quarter of 2006, the same period we are required to adopt SFAS 123(R). This FSP has not had any impact on our results of operations for the three months ended March 31, 2006, nor do we expect it to have a significant impact in future periods.
     In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which amends both SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140,

“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise required bifurcation. SFAS 155 shall be effective for entities that have fiscal years beginning after September 15, 2006. We do not expect this statement to have any impact on our results of operations.
     The FASB issued SFAS 156, “Accounting for Servicing of Financial Assets”, which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” in March 2006. FASB 156 requires the recognition of a servicing asset or liability during the undertaking of an obligation to service a financial asset through the creation of a service contract. In addition, under SFAS 156, all recognized servicing assets and liabilities should be recognized initially at fair value and subsequently by either the amortization or fair value measurement method. SFAS 156 should be adopted for all fiscal years beginning after September 15, 2006. We do not expect SFAS 156 to have any impact on our results of operations.
18. Subsequent Event
     On May 2, 2006, we entered into an Agreement and Plan of Merger with Conforma Corporation, or Conforma, under which a newly created Biogen Idec subsidiary will merge with and into Conforma in a transaction to be accounted for as a purchase under GAAP, with us treated as the acquiror. Under the terms of the merger agreement, all shares of Conforma preferred and common stock outstanding on the closing date of the merger will be acquired for an initial payment of $150 million. An additional $100 million may be paid upon the attainment of certain development milestone events for Conforma’s heat shock protein 90 molecules. The board of directors of each company has unanimously approved the merger. Completion of the merger is subject to the satisfaction of certain conditions, including approval of the merger by the stockholders of Conforma and other customary closing conditions. We expect the merger to be completed in the second quarter of 2006.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
     Biogen Idec creates new standards of care in oncology, neurology and immunology. As a global leader in the development, manufacturing, and commercialization of novel therapies, we transform scientific discoveries into advances in human healthcare. We currently have four products:
     • AVONEX® (interferon beta-1a). AVONEX is approved for the treatment of relapsing forms of multiple sclerosis, or MS, and is the most prescribed therapeutic product in MS worldwide. Globally over 130,000 patients have chosen AVONEX as their treatment of choice.
     • RITUXAN® (rituximab). RITUXAN is approved worldwide for the treatment of relapsed or refractory low-grade or follicular, CD20-positive, B-cell non-Hodgkin’s lymphomas, or B-cell NHLs. In February 2006, RITUXAN was approved by the U.S. Food and Drug Administration, or FDA, to treat previously untreated patients with diffuse, large B-cell NHL in combination with anthracycline-based chemotherapy regimens. In addition, in February 2006, the FDA approved the supplemental Biologics License Application, or sBLA, for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active rheumatoid arthritis, or RA, who have had an inadequate response to one or more TNF antagonist therapies. We market RITUXAN in the United States, or U.S., in collaboration with Genentech, Inc., or Genentech. All U.S. sales of RITUXAN are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis. F. Hoffman-La Roche Ltd., or Roche, sells RITUXAN outside the U.S., except in Japan where it co-markets RITUXAN in collaboration with Zenyaku Kogyo Co. Ltd., or Zenyaku. We are working with Genentech and Roche on the development of RITUXAN in additional oncology and other indications.
     • TYSABRI® (natalizumab). TYSABRI was approved by the FDA in November 2004 to treat relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan Corporation plc, or Elan, voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification. In addition, we suspended dosing in clinical studies of TYSABRI in MS, Crohn’s disease and RA. These decisions were based on reports of cases of progressive multifocal leukoencephalopathy, or PML, a rare and frequently fatal, demyelinating disease of the central nervous system, in patients treated with TYSABRI in clinical studies. We and Elan conducted a safety evaluation of patients treated with TYSABRI in MS, Crohn’s disease and RA clinical studies. The safety evaluation included the review of any reports of potential PML in MS patients receiving TYSABRI in the commercial setting. In October 2005, we completed the safety evaluation of TYSABRI and found no new confirmed cases of PML. Three confirmed cases of PML were previously reported, two of which were fatal. In September 2005, we submitted an sBLA for TYSABRI to the FDA for the treatment of MS. The sBLA includes: final two-year data from the Phase 3 AFFIRM monotherapy trial and SENTINEL combination trial with AVONEX in MS; the integrated safety assessment of patients treated with TYSABRI in clinical trials; and a revised label and a risk minimization action plan. We and Elan have also submitted a similar data package to the European Medicines Agency, or EMEA. This information was supplied as part of the ongoing EMEA review process, which was initiated in the summer of 2004 with the filing for approval of TYSABRI as a treatment for MS. On March 8, 2006, the Peripheral and Central Nervous System Drugs Advisory Committee of the FDA voted unanimously to recommend reintroduction of TYSABRI as a treatment for relapsing forms of MS. We anticipate action by the FDA regarding the reintroduction of TYSABRI in the U.S. on or before June 28, 2006. In April 2006, the Committee for Medicinal Products for Human Use, the scientific committee of the EMEA, issued a positive opinion recommending marketing authorization for TYSABRI as a treatment for relapsing-remitting MS to delay the progression of disability and reduce the frequency of relapses. We anticipate action by the EMEA regarding the introduction of TYSABRI in the EU this summer. In March 2006, we and Elan began an open-label, multi-center safety extension study of TYSABRI monotherapy in the U.S. and internationally. We plan to work with regulatory authorities to determine if dosing in other clinical studies will be re-initiated. We cannot predict the outcome of our work with regulatory authorities. TYSABRI could be permanently withdrawn from the market or re-introduced to the market with significant restrictions on its permissible uses, “black box” or other significant safety warnings in its label and such other restrictions, requirements and limitations as the FDA, EMEA or other regulatory authorities may require. While we presently believe that we will be able to find a path forward for TYSABRI, there are no assurances as to the likelihood of success.
     • ZEVALIN® (ibritumomab tiuxetan). The ZEVALIN therapeutic regimen, which features ZEVALIN, is a radioimmunotherapy that is approved for the treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell NHL, including patients with RITUXAN relapsed or refractory NHL. ZEVALIN is approved in the EU for the treatment of adult patients with CD20 follicular B-cell NHL who are refractory to or have relapsed following RITUXAN therapy. We sell ZEVALIN to Schering AG for distribution in the EU, and receive royalty revenues from Schering AG on sales of ZEVALIN in the EU.
     In September 2005, we began implementing a comprehensive strategic plan designed to position us for long-term growth. The plan builds on the continuing strength of AVONEX and RITUXAN and other expected near-term developments. The plan has three principal elements: reducing operating expenses and enhancing economic flexibility by recalibrating our asset base, geographic site missions, staffing levels and business processes; committing significant additional capital to external business development and research opportunities; and changing our organizational culture to enhance innovation and support the first two elements of the plan. In conjunction with the plan, we are consolidated or eliminated certain internal management layers and staff functions, resulting in the reduction of our workforce by approximately 17%, or approximately 650 positions worldwide. These adjustments took place across company functions, departments and sites, and were substantially implemented.
     In April 2006, we sold the worldwide rights to AMEVIVE® (alefacept), including inventory on-hand, to Astellas Pharma US, Inc., or Astellas. AMEVIVE is approved in the U.S. and other countries for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. We will continue to manufacture AMEVIVE and supply this product to Astellas. In February 2006, we also sold our NICO clinical manufacturing facility to Genentech. In addition, we are seeking to divest several other non-core assets.

Results of Operations
Revenues (table in thousands)

	Three Months Ended
	March 31,
	2006	2005
Product sales
United States	$240,067	$254,597
Rest of world	166,452	142,987

Total product sales	406,519	397,584
Unconsolidated joint business	183,380	160,453
Royalties	20,561	26,749
Corporate partner	715	3,016

Total revenues	$611,175	$587,802

Product Sales (table in thousands)

	Three Months Ended
	March 31,
	2006	2005
AVONEX	$393,427	$373,586
AMEVIVE	8,278	12,016
ZEVALIN	5,010	6,036
TYSABRI	(196)	5,946

Total product sales	$406,519	$397,584

     For the three months ended March 31, 2006, sales of AVONEX generated worldwide revenues of $393.4 million, of which $232.0 million was generated in the U.S. and $161.4 million was generated outside the U.S., primarily the EU. For the three months ended March 31, 2005, sales of AVONEX generated worldwide revenues of $373.6 million, of which $232.8 million was generated in the U.S. and $140.8 million was generated outside the U.S., primarily the EU. The decrease in U.S. product sales for AVONEX was primarily due to decreases in volume offset by price increases. Outside of the U.S., AVONEX product sales increased primarily due to higher sales volume, offset by the effect of foreign exchange losses. Product sales from AVONEX represented approximately 64% of our total revenues for the three months ended March 31, 2006 and 2005. We expect to face increasing competition in the MS marketplace in and outside the U.S. from existing and new MS treatments, including TYSABRI if it is reintroduced to the market, which may impact sales of AVONEX. We expect future sales of AVONEX to be dependent to a large extent on our ability to compete successfully.
     For the three months ended March 31, 2006, AMEVIVE generated revenues of $8.3 million, of which $3.8 million was generated in the U.S. and $4.5 million was generated outside the U.S. For the three months ended March 31, 2005, AMEVIVE generated revenues of $12.0 million, of which $10.4 million was generated in the U.S. and $1.6 million was generated outside the U.S. The decrease in U.S. product sales for AMEVIVE was primarily due to the decrease in our sales force, due to our divesture of AMEVIVE which was completed in April 2006. Product sales from AMEVIVE represent approximately 1% of our total revenues in the first three months of 2006 compared to 2% of our total revenues for the comparable period in 2005. As discussed above, we sold our worldwide rights to AMEVIVE in April 2006.
     For the three months ended March 31, 2006 and 2005, sales of ZEVALIN generated revenues of $5.0 million and $6.0 million, respectively. The decrease in product sales related to ZEVALIN is attributable to lower sales volumes in the U.S. Product sales from ZEVALIN represented less than 1% and approximately 1% of our total revenues in the three months ended March 31, 2006 and 2005, respectively.
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
     Additionally, as of March 31, 2005, we deferred $14.0 million in revenue under our revenue recognition policy with Elan, which has been fully paid by Elan, related to sales of TYSABRI which had not yet been shipped by Elan and remains deferred at March 31, 2006.
     See also the risks affecting revenues described in “Risk Factors — Our Revenues Rely Significantly on a Limited Number of Products” and “Risk Factors — Safety Issues with TYSABRI Could Significantly Affect our Growth.”
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
     Revenue from unconsolidated joint business consists of our share of pretax copromotion profits which is calculated by Genentech, and includes reimbursement of our RITUXAN-related sales force and development expenses, and royalty revenue from sales of RITUXAN outside the U.S. by Roche and Zenyaku. Copromotion profit consists of U.S. sales of RITUXAN to third-party customers net of discounts and allowances and less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling and marketing expenses, and joint development expenses incurred by Genentech and us.
     Under the amended and restated collaboration agreement, our current pretax copromotion profit-sharing formula, which resets annually, is as follows:

Copromotion Operating Profits	Biogen Idec’s Share of Copromotion Profits
First $50 million	30%
Greater than $50 million	40%
     In both 2006 and 2005, the 40% threshold was met during the first quarter. For each calendar year or portion thereof following the approval date of the first new anti-CD20 product, the pretax copromotion profit-sharing formula for RITUXAN and other anti-CD20 products sold by us and Genentech will change to the following:

Copromotion	New Anti-CD20 U.S.	Biogen Idec’s Share
Operating Profits	Gross Product Sales	of Copromotion Profits
First $50 million (1)	N/A	30%

Greater than $50 million	Until such sales exceed $150	38%
	million in any calendar year(2)

	Or

	After such sales exceed $150	35%
	million in any calendar year
	and until such sales exceed
	$350 million in any calendar year (3)

	Or

	After such sales exceed $350	30%
	million in any calendar year (4)

(1)	– not applicable in the calendar year the first new anti-CD20 product is approved if $50 million in copromotion operating profits has already been achieved in such calendar year through sales of RITUXAN.

(2)	– if we are recording our share of RITUXAN copromotion profits at 40%, upon the approval date of the first new anti-CD20 product, our share of copromotion profits for RITUXAN and the new anti-CD20 product will be immediately reduced to 38% following the approval date of the first new anti-CD20 product until the $150 million new product sales level is achieved.

(3)	– if $150 million in new product sales is achieved in the same calendar year the first new anti-CD20 product receives approval, then the 35% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year. Once the $150 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years’ (after the first $50 million in copromotion operating profits in such years) will be 35% until the $350 million new product sales level is achieved.

(4)	– if $350 million in new product sales is achieved in the same calendar year that $150 million in new product sales is achieved, then the 30% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year (or January 1 of the second following calendar year if the first new anti-CD20 product receives approval and, in the same calendar year, the $150 million and $350 million new product sales levels are achieved). Once the $350 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years’ will be 30%.
     Copromotion profits consist of the following (table in thousands):

	Three Months Ended
	March 31,
	2006	2005
Product revenues, net	$476,978	$440,549
Costs and expenses	140,584	120,261

Copromotion profits	$336,394	$320,288

Biogen Idec’s share of copromotion profits	$124,057	$123,116

     The increase in our share of copromotion profits was primarily due to higher sales for RITUXAN as a treatment for B-cell NHLs, chronic lymphocytic leukemia and RA, offset by increased expenses in 2006.

     Revenues from unconsolidated joint business consist of the following (table in thousands):

	Three Months Ended
	March 31,
	2006	2005
Copromotion profits	$124,057	$123,116
Reimbursement of selling and development expenses	15,928	12,875
Royalty revenue on sales of RITUXAN outside the U.S.	43,395	24,462

	$183,380	$160,453

     For the three months ended March 31, 2006, revenues for our RITUXAN-related sales force and development expenses were $15.9 million compared to $12.9 million for the comparable period in 2005. The increase is primarily due to the expansion of the oncology sales force and development costs we incurred mainly related to the development of RITUXAN for RA.
     We received royalties on sales of RITUXAN outside of the U.S. of $43.4 million for the three months ended March 31, 2006 as compared to $24.5 million for the comparable period in 2005, which we include under “Unconsolidated joint business” revenues in our condensed consolidated statements of income. Our royalty revenue on sales of RITUXAN outside the U.S. is based on Roche and Zenyaku’s net sales to third-party customers and is recorded on a cash basis. Royalty revenues from sales of RITUXAN outside the U.S. increased approximately $18.9 million, which is primarily related to an $11.3 million royalty credit claimed by Genentech in the three months ended March 31, 2005, which we expect to pay in 2006.
     Under the amended and restated collaboration agreement, we will receive lower royalty revenue from Genentech on sales by Roche and Zenyaku of new anti-CD20 products, as compared to royalty revenue received on sales of RITUXAN. The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis.
     Total unconsolidated joint business revenue represented 30% of our total revenues for the three months ended March 31, 2006 as compared to 27% for the comparable period in 2005.
Royalty Revenue
     We receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control. Our royalty revenues on sales of RITUXAN outside the U.S. are included in “Unconsolidated joint business.” For the three months ended March 31, 2006 and 2005, we earned approximately $20.6 million and $26.7 million, respectively, in royalty revenues representing 3% of total revenues for the three months ended March 31, 2006 compared to 5% of total revenues for the three months ended March 31, 2005.
     Royalty revenues may fluctuate as a result of fluctuations in sales levels of products sold by our licensees from quarter to quarter due to the timing and extent of major events such as new indication approvals or government-sponsored programs.
Corporate Partner Revenues
     Corporate partner revenues consist of contract revenues and license fees. Corporate partner revenues totaled $0.7 million and $3.0 million for the three months ended March 31, 2006 and 2005, which represented less than 1% of total revenues for the first quarter of 2006 and 2005, respectively.
Operating Costs and Expenses (table in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cost of product and royalty revenues, excluding amortization of intangibles	$67,494	$99,609
Research and development	145,892	172,477
Selling, general and administrative	154,391	158,472
Amortization of acquired intangibles	70,707	75,677
Facility impairments and loss on sale	(298)	6,293

Total operating costs and expenses	$438,186	$512,528

Cost of Product and Royalty Revenues
     For the three months ended March 31, 2006, total cost of product and royalty revenues was $67.5 million, consisting of product cost of revenues of $66.4 million and cost of royalty revenues of $1.1 million. In the first quarter of 2006, cost of product revenues consisted of $55.6 million related to AVONEX, $7.8 million related to AMEVIVE, $2.2 million related to ZEVALIN and $0.8 million related to TYSABRI. Approximately $4.0 million in cost of product revenues represents the difference between the cost of AMEVIVE inventory recorded upon our merger with Biogen, Inc. on November 12, 2003, and its historical manufacturing cost, which was recognized as cost of product revenues when the acquired inventory was sold or written-down in the first quarter of 2006.
     We capitalize inventory costs associated with our products prior to regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. In the first quarter of 2006, in light of expectations of re-introduction of TYSABRI, we began a new manufacturing campaign and, at March 31, 2006, included in inventory approximately $11.7 million related to TYSABRI, which has yet to receive FDA approval. We considered numerous attributes in evaluating whether the costs to manufacture a particular product should be capitalized as an asset. We assess the regulatory approval process and where the product stands in relation to that approval process including any known constraints and impediments to approval, including safety, efficacy and potential labeling restrictions. We evaluate our anticipated research and development initiatives and constraints relating to the particular product and the indication in which it will be used. We consider our manufacturing environment including our supply chain in determining logistical constraints that could possibly hamper approval or commercialization. We consider the shelf life of the product in relation to the expected timeline for approval and we consider patent related or contract issues that may prevent or cause delay in commercialization. We are sensitive to the significant commitment of capital to scale up production and to launch commercialization strategies. We also base our judgment on the viability of commercialization, trends in the marketplace and market acceptance criteria. Finally, we consider the reimbursement strategies that may prevail with respect to the product and assess the economic benefit that we are likely to realize. We would be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies.
     We manufactured TYSABRI during the first and second quarter of 2005 and completed our scheduled production of TYSABRI during July 2005. Because of the uncertain future commercial availability of TYSABRI at the time, and our inability to predict to the required degree of certainty that TYSABRI inventory will be realized in commercial sales prior to the expiration of its shelf life, we expensed $23.2 million of costs related to the manufacture of TYSABRI in the first quarter of 2005 to cost of product revenues. At the time of production, the inventory was believed to be commercially saleable. Beginning in the second quarter of 2005 through the end of 2005, as we were working with clinical investigators to understand the possible risks of PML, we charged the costs related to the manufacture of TYSABRI to research and development expense.
     We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual realizable value is less than that estimated by us, or if there are further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs may be required. This periodic review led to the expensing of TYSABRI during 2005, as described above, and may lead us to expense TYSABRI or other inventory in subsequent periods.
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

     We wrote-down the following unmarketable inventory, which was charged to cost of product revenues (table in thousands):

	Three months ended March, 31
	2006	2005
AVONEX	$254	$9,039
AMEVIVE	2,433	7,163
ZEVALIN	––	1,902
TYSABRI	611	23,200

	$3,298	$41,304

     The write-downs for the three months ended March 31, 2006 and 2005, respectively, were the result of the following (table in thousands):

	Three months ended March, 31
	2006	2005
New components for alternative presentations	$––	$8,417
Failed quality specifications	3,044	7,785
Excess and/or obsolescence	254	1,902
Costs for voluntary suspension of TYSABRI	––	23,200

	$3,298	$41,304

     As discussed above, we sold worldwide rights to AMEVIVE, including inventory on hand, to Astellas in April 2006. As of March 31, 2006, we had $45.2 million of AMEVIVE included in inventory.
Research and Development Expenses
     Research and development expenses totaled $145.9 million in the three months ended March 31, 2006 compared to $172.5 million in the comparable period of 2005, a decrease of $26.6 million, or 15%. The decrease primarily is a result of cost savings from our comprehensive strategic plan initiated in the third quarter of 2005, and the sale of our NIMO manufacturing facility in the second quarter of 2005. Approximately $17.7 million was the result of lower costs associated with our biopharmaceutical operations and manufacturing activities, $11.8 million related to reduced costs for clinical trials, primarily related to lower clinical trial expenses for TYSABRI and AMEVIVE, and $3.8 million for expense savings in discovery research. These lower costs were offset by $5.2 million of increased costs related to our joint development programs in the first quarter of 2006. For the three months ended March 31, 2006, approximately $11.2 million of share-based compensation costs are included in research and development expenses in connection with the adoption of FAS 123(R) in 2006.
     We expect that research and development expenses will continue to increase in 2006 for a number of reasons, including our plans to commit significant additional capital to external business development and research opportunities.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $154.4 million for the three months ended March 31, 2006 compared to $158.5 million in the comparable period of 2005, a decrease of $4.1 million, or 3%. The decrease related primarily the cost savings as a result of our comprehensive strategic plan initiated in the third quarter of 2005, and the divestiture of AMEVIVE. Expenses decreased by $13.8 million as a result of lower neurology sales and marketing spending, $4.9 million of lower costs in our immunology sales and marketing programs largely due to the AMEVIVE divestiture, $3.1 million of lower costs associated with customer service and $4.4 million for lower expenses in global medical affairs for Phase IV trials, primarily related to the EU. The decrease in selling, general and administrative expenses were offset by increases of $4.9 million for increased rheumatology sales and marketing activities as we began building our sales force for RITUXAN in RA, $12.2 million related to joint development expenses on our TYSABRI collaboration with Elan, $5.5 million for increased international neurology sales activities primarily in the EU and $3.6 million for legal fees due to increased TYSABRI-related litigation. For the three months ended March 31, 2006, approximately $18.0 million of share-based compensation is included in selling, general and administrative expenses in connection with the adoption of FAS 123(R) in 2006.
     We anticipate that total selling, general, and administrative expenses in 2006 will be higher than 2005 due to sales and marketing and other general and administrative expenses to primarily support AVONEX and TYSABRI, and legal expenses related to lawsuits, investigations and other matters resulting from the suspension of TYSABRI.
Severance and Other Costs from Restructuring Plan
     We have recorded restructuring charges associated with the comprehensive strategic plan in 2005, which consist primarily of severance and other employee termination costs, including health benefits, outplacement and bonuses. Other costs include write-downs of certain research assets that will no longer be utilized, consulting costs in connection with the restructuring effort and costs related to the acceleration of restricted stock, offset by the reversal of previously recognized compensation due to unvested restricted stock cancellations. These remaining unpaid costs at March 31, 2006 are included in accrued expenses and other on our condensed consolidated balance sheet.
     The components of the charges are as follows (table in thousands):

		Costs
	Remaining liability at	incurred	Paid/Settled through	Remaining liability at
	December 31, 2005	during 2006	March 31, 2006	March 31, 2006
Severance and employee termination costs incurred	$17,426	$687	$(8,571)	$9,542
Other costs	31	84	(53)	62

	$17,457	$771	$(8,624)	$9,604

     We may have additional charges in future periods related to our comprehensive strategic plan. The amount of those charges cannot be determined at this time.
Amortization of Intangible Assets
     For the three months ended March 31, 2006, we recorded amortization expense of $70.7 million compared to $75.7 million for the comparable period in 2005 related to the intangible assets of $3.7 billion acquired in the Merger with Biogen, Inc. The decrease in the three months ended March 31, 2006 relates to the application of the calculation of economic consumption for core technology. Intangible assets consist of $3.0 billion in core technology, $578.0 million in out-licensed patents and $64.0 million in trademarks. Amortization of the core technology is provided over the estimated useful lives of the technology ranging from 15 to 20 years, based on the greater of straight-line or economic consumption. Amortization of the out-licensed patents for which we receive royalties is provided over the remaining lives of the patents of 10 years. Trademarks have an indefinite life and, as such, are not amortized.
     We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If future events or circumstances indicate that the carrying value of these assets may not be recoverable, we may be required to record additional charges to our results of operations.
Facility Impairments and Loss on Sale
     In March 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk-manufacturing component of our large-scale biologic manufacturing facility in Hillerod, Denmark. Additionally, we added a labeling and packaging component to the project. We also determined that we would no longer proceed with the fill-finish component of our large-scale biological manufacturing facility in Hillerod, Denmark. As a result, in the first quarter of 2005, we wrote-off $6.3 million to facility impairments and loss on sale expense of engineering costs related to the fill-finish component that had previously been capitalized.
Other Income (Expense), Net (table in thousands)

	Three Months Ended
	March 31
	2006	2005
Interest income	$23,557	$15,705
Interest expense	(293)	(6,911)
Other expense	(4,599)	(17,720)

Total other income (expense), net	$18,665	$(8,926)

     Interest income totaled $23.6 million for the three months ended March 31, 2006 compared to $15.7 million for the comparable period of 2005. The increase in interest income is primarily due to higher cash levels and higher yields on our marketable securities portfolio. Interest income levels that may be achieved in the future are, in part, dependent upon market conditions.
     Interest expense totaled $0.3 million for the three months ended March 31, 2006 compared to $6.9 million for the comparable period of 2005. The decrease in interest expense relates to the repurchase of our senior notes due in 2032 in the second quarter of 2005.
     Other expense for the three months ended March 31, 2006 consists primarily of $2.1 million for the impairment of certain non-current marketable securities that were determined to be impaired on an other-than-temporary basis and $2.0 million for our minority interest in joint ventures.
     Other expense for the three months ended March 31, 2005 consists primarily of $12.3 million of expenses related to the impairment of certain marketable securities that were determined to be impaired on an other-than–temporary basis, $2.4 million of foreign exchange remeasurement losses, $2.3 million of loan impairments, and $1.6 million of realized losses on sales of marketable securities.
Share-Based Payments
     Our share-based compensation programs consist of share-based awards granted to employees including stock options, restricted stock, performance share units and restricted stock units, as well as our employee stock purchase plan, or ESPP.
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment, or SFAS 123(R). This Statement requires compensation cost relating to share-based awards to be recognized in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged against income over the requisite service period, which is generally the vesting period. We selected the modified prospective method as prescribed in SFAS 123(R) and, therefore, prior periods were not restated. Under the modified prospective method, this Statement was applied to new awards granted in 2006, as well as to the unvested portion of previously granted equity-based awards for which the requisite service had not been rendered as of December 31, 2005.
     The fair value of performance based stock units is based on the market price of the Company’s stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the outcome of performance-related conditions until the vesting date. In the first quarter of 2006, we recorded share-based compensation expense associated with the SFAS 123(R) adoption as follows (table in thousands):

	Three months ended March 31, 2006
		Restricted Stock
	Stock options &	and Restricted
	ESPP	Stock Units	Total
Research and development	$4,764	$6,391	$11,155

Selling, general and administrative	8,239	9,800	18,039

Total	$13,003	$16,191	$29,194

     The first quarter 2006 expense also consisted of a cumulative effect pre-tax adjustment of $5.6 million, or $3.8 million after-tax, resulting from the application of an estimated forfeiture rate for current and prior period unvested restricted stock awards. For the three months ended March 31, 2005, we recorded share-based compensation expense of approximately $7.9 million, primarily related to compensation for restricted stock awards.
     For the current quarter, share-based compensation reduced diluted earnings per share by $0.05. See Note 5 in the Notes to Condensed Consolidated Financial Statements for prior period pro-forma data and additional discussion.
Income Tax Provision
     Our effective tax rate for the three months ended March 31, 2006 was 37.8% compared to 34.5% for the comparable period in 2005. Our effective tax rate for the three months ended March 31, 2006 was higher than the normal statutory rate primarily due to the impact of state taxes, non-deductible items such as certain stock-based compensation charges, partially offset by the new domestic manufacturing deduction. Our effective tax rate for the three months ended March 31, 2005 was lower than then normal statutory rate primarily due to tax credits allowed for research and development expenditures in the U.S. and the new manufacturing deduction, partially offset by the impact of state taxes. We have tax credit carryforwards for federal and state income tax purposes available to offset future taxable income. The utilization of our tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate that this annual limitation will result only in a modest delay in the utilization of such tax credits.
Financial Condition
     We have financed our operating and capital expenditures principally through profits and other revenues from our joint business arrangement with Genentech related to the sale of RITUXAN, sales of AVONEX, AMEVIVE and ZEVALIN, royalty revenues, corporate partner revenues, debt financing transactions and interest income. We expect to finance our current and planned operating requirements principally through cash on hand, which includes funds from our joint business arrangement with Genentech related to the sale of RITUXAN, commercial sales of AVONEX and ZEVALIN, royalties and existing collaborative agreements and contracts, and sales of TYSABRI if we are able to re-launch this product. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. Our working capital and capital requirements will depend upon numerous factors, including: the continued commercial success of AVONEX and RITUXAN and, to a lesser extent, ZEVALIN; the future commercial availability of TYSABRI if we are able to re-launch this product; the timing and expense of obtaining regulatory approvals for products in development; the cost of launching new products, and the success of those products; funding and timing of payments related to several significant capital projects, the progress of our preclinical and clinical testing; fluctuating or increasing manufacturing requirements and research and development programs; levels of resources that we need to devote to the development of manufacturing, sales and marketing capabilities, including resources devoted to the marketing of AVONEX, RITUXAN, ZEVALIN and future products, as well as the future marketing and manufacturing of TYSABRI if we are able to re-launch this product; technological advances; status of products being developed by competitors; our ability to establish collaborative arrangements with other organizations; and working capital required to satisfy the options of holders of our senior notes and subordinated notes who may require us to repurchase their notes on specified terms or upon the occurrence of specified events. In connection with the strategic plan that we announced in September 2005, we intend to commit significant additional capital to external research and development opportunities.
     Until required for operations, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and U.S. government instruments and other readily marketable debt instruments in accordance with our investment policy.
     Cash, cash equivalents and securities available-for-sale totaled $2.3 billion at March 31, 2006 and $2.1 billion at December 31, 2005. Our operating activities generated $156.3 million of cash for the three months ended March 31, 2006, as compared to $212.9 million for the three months ended March 31, 2005.
     Operating activities: The cash provided by operations during the three months ended March 31, 2006 is primarily attributable to higher cash receipts from our customers and partners driven largely from growth in product sales primarily in the EU, and from our unconsolidated joint business arrangement. Net cash from operating activities for the three months ended March 31, 2006, includes our net income of $123.0 million. Operating cash flows differ from net income as a result of non-cash charges or differences in the timing of cash flows and earnings recognition. Noncash charges consisted primarily of $123.2 million for depreciation and amortization, $23.6 million of stock based compensation expense, $3.3 million related to the write-down of inventory to net realizable value, $4.0 million of impact on sales of stepped-up inventory and $2.1 million for the impairment of other investments and other long-lived assets, offset by $26.5 million for deferred income taxes and $15.2 million for tax benefits from stock options. Other significant utilizations of cash from operating activities included the changes in accrued expenses and other liabilities since December 31, 2005, which resulted in cash outflows of $60.0 million during the quarter. This outflow was primarily due to a reduction of accounts payable since year-end, payouts of annual bonuses to employees in the first quarter, and payments of royalties that had been accrued at December 31, 2005. Additionally, inventory production generated net cash outflows of $15.5 million, primarily due to the production and capitalization of TYSABRI in the first quarter, as we prepare for possible approval from the FDA for commercialization.
     Investing activities: Our investing activities utilized $272.2 million of cash in the three months ended March 31, 2006 compared to utilizing $4.7 million of cash in the three months ended March 31, 2005. Approximately $238.3 million of net cash was utilized for net purchases of available-for-sale securities. Cash used for investing activities also consisted of $65.6 million to fund construction projects and purchase real property and equipment, including our research and development and administration campus in Cambridge, and $2.1 million for investments in certain strategic investments. Cash proceeds from investing activities were primarily from $29.0 for the sale of NICO to Genentech completed in the first quarter of 2006, and $4.9 million of proceeds from the sale of certain other assets during the quarter.
     Financing activities: Cash generated from financing activities included $56.4 million from the exercise of stock options and employee stock purchase plans for stock-based compensation arrangements during the first three months of 2006, $4.4 million of loan proceeds from a joint venture that we consolidate, $15.2 million of tax benefits related to stock option exercises and $7.7 million related to the change in our cash overdraft since December 31, 2005. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuation in the market value of our stock relative to the exercise price of the options.
     On May 2, 2006, we entered into an Agreement and Plan of Merger with Conforma Corporation, or Conforma, under which a newly created Biogen Idec subsidiary will merge with and into Conforma in a transaction to be accounted for as a purchase under GAAP, with us treated as the acquiror. Under the terms of the merger agreement, all shares of Conforma preferred and common stock outstanding on the closing date of the merger will be acquired for an initial payment of $150 million. An additional $100 million may be paid upon the attainment of certain development milestone events for Conforma’s heat shock protein 90 molecules. The board of directors of each company has unanimously approved the merger. Completion of the merger is subject to the satisfaction of certain conditions, including approval of the merger by the stockholders of Conforma and other customary closing conditions. We expect the merger to be completed in the second quarter of 2006.
     As of March 31, 2006, our remaining indebtedness under our subordinated notes was approximately $75.4 million at maturity, due to conversion of subordinated notes into common stock. Each $1,000 aggregate principal face value subordinated note is convertible at the holders’ option at any time through maturity into 40.404 shares of our common stock at an initial conversion price of $8.36 per share. The remaining holders of the subordinated notes may require us to purchase the subordinated notes on February 16, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with us having the option to repay the subordinated notes plus accrued original issue discount in cash, common stock or a combination of cash and stock. We have the right to redeem at a price equal to the issue price plus the accrued original issue discount to the date of redemption all or a portion of the subordinated notes for cash at any time.
     In August 2004, we restarted construction of our large-scale biologic manufacturing facility in Hillerod, Denmark. In March 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk-manufacturing component of our large-scale biologic manufacturing facility in Hillerod, Denmark. Additionally, we added a labeling and packaging component to the project. We also determined that we would no longer proceed with the fill-finish component of our large-scale biological manufacturing facility in Hillerod, Denmark. The original cost of the project was expected to be $372.0 million. As of March 31, 2006, we had committed approximately $223.0 million to the project, of which $172.0 million had been paid. We expect the label and packaging facility to be substantially completed in 2006 and licensed for operation in 2007.
     The timing of the completion and anticipated licensing of the Hillerod facility is in part dependent upon the commercial availability and potential market acceptance of TYSABRI. See “Risk Factors — Safety Issues with TYSABRI Could Significantly Affect our Growth.” If TYSABRI were permanently withdrawn from the market, we would need to evaluate our long-term plan for this facility. If we are able to reintroduce TYSABRI to the market, we would need to evaluate our requirements for TYSABRI inventory and additional manufacturing capacity in light of the approved label and our judgment of the potential U.S. market acceptance of TYSABRI in MS, the probability of obtaining marketing approval of TYSABRI in MS in the EU and other jurisdictions, and the probability of obtaining marketing approval of TYSABRI in additional indications in the U.S., EU and other jurisdictions.
     In October 2004, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock will provide us with treasury shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program will expire no later than October 4, 2006. Approximately 11.9 million shares remain authorized for repurchase under this program at March 31, 2006.
Off-Balance Sheet Arrangements
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
Legal Matters
     On March 2, 2005, we, along with William H. Rastetter, our former Executive Chairman, and James C. Mullen, our Chief Executive Officer, were named as defendants in a purported class action lawsuit, captioned Brown v. Biogen Idec Inc., et al., filed in the U.S. District Court for the District of Massachusetts (the “Court”). The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between February 18, 2004 and February 25, 2005. The plaintiff alleges that the defendants made materially false and misleading statements regarding potentially serious side effects of TYSABRI in order to gain accelerated approval from the FDA for the product’s distribution and sale. The plaintiff alleges that these materially false and misleading statements harmed the purported class by artificially inflating our stock price during the purported class period and that company insiders benefited personally from the inflated price by selling our stock. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. Substantially similar actions, captioned Grill v. Biogen Idec Inc., et al. and Lobel v. Biogen Idec Inc., et al., were filed on March 10, 2005 and April 21, 2005, respectively, in the same court by other purported class representatives. Those actions have been assigned to District Judge Reginald C. Lindsay and Magistrate Judge Marianne C. Bowler. On July 26, 2005, the three cases were consolidated and by Margin Order dated September 23, 2005, Magistrate Judge Bowler appointed lead plaintiffs and approved their selection of co-lead counsel. An objection to the September 23, 2005 order was filed on October 7, 2005. The affected plaintiffs’ objection is fully briefed and is pending with the Court. An amended, consolidated complaint is to be filed no later than 30 days subsequent to the Court’s resolution of such objection. We believe that the actions are without merit and intend to contest them vigorously. At this early stage of litigation, we cannot make any estimate of a potential loss or range of loss.
     On March 9, 2005, two purported shareholder derivative actions, captioned Carmona v. Mullen, et al. (“Carmona”) and Fink v. Mullen, et al. (“Fink”), were brought in the Superior Court of the State of California, County of San Diego (the “California Court”), on our behalf, against us as nominal defendant, our Board of Directors and our chief financial officer. The plaintiffs derivatively claim breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment against all defendants. The plaintiffs also derivatively claim insider selling in violation of California Corporations Code § 25402 and breach of fiduciary duty and misappropriation of information against certain defendants who sold our securities during the period of February 18, 2004 to the date of the complaints. On May 11, 2005, the California Court consolidated the Carmona and Fink cases. On January 24, 2006, the parties submitted a proposed scheduling order addressing amendments to the original pleading and motion to dismiss briefing, which the Court entered on January 25, 2006. Pursuant to that scheduling order, on February 3, 2006, plaintiffs filed an amended complaint, which, among other amendments to the allegations, added our former general counsel as a defendant. On April 28, 2006, the court granted defendants’ motion to dismiss with prejudice and instructed defendants to prepare a final judgment for entry. These purported derivative actions do not seek affirmative relief from the Company. We believe the plaintiffs’ claims lack merit and intend to litigate the dispute vigorously. We are currently unable to determine whether resolution of this matter will have a material adverse impact on our financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of this matter.
     On June 20, 2005, a purported class action, captioned Wayne v. Biogen Idec Inc. and Elan Pharmaceutical Management Corp., was filed in the U.S. District Court for the Northern District of California (the “California District Court”). On August 15, 2005, the plaintiff filed an amended complaint. The amended complaint purports to assert claims for strict product liability, medical monitoring and concert of action arising out of the manufacture, marketing, distribution and sale of TYSABRI. The action is purportedly brought on behalf of all persons in the U.S. who have had infusions of TYSABRI and who have not been diagnosed with any medical conditions resulting from TYSABRI use. The plaintiff alleges that defendants, acting individually and in concert, failed to warn the public about purportedly known risks related to TYSABRI use. On January 20, 2006, the parties filed a stipulation of dismissal with prejudice, which the Court entered on January 24, 2006. The disposition of this matter did not have a material adverse effect on our business or financial condition.
     Our Board of Directors has received letters, dated March 1, 2005, March 15, 2005 and May 23, 2005, respectively, on behalf of purported owners of our securities purportedly constituting demands under Delaware law. A supplement to the March 1, 2005 letter was received on March 2, 2005. The letters generally allege that certain of our officers and directors breached their fiduciary duty to us by selling personally held shares of our securities while in possession of material, non-public information about potential serious side effects of TYSABRI. The letters generally request that our Board of Directors take action on our behalf to recover compensation and profits from the officers and directors, consider enhanced corporate governance controls related to the sales of securities by insiders, and pursue other such equitable relief, damages, and other remedies as may be appropriate. A special litigation committee of our Board of Directors was formed, and, with the assistance of independent outside counsel, investigated the allegations set forth in the demand letters. By letters dated August 17, 2005 and October 1, 2005, our Board of Directors informed those shareholders that it would not take action as demanded because it was the Board’s determination that such action was not in the best interests of the Company. On June 23, 2005, one of the purported shareholders who made demand filed a purported derivative action in the Middlesex Superior Court for the Commonwealth of Massachusetts (the “Massachusetts Court”), on our behalf, against us as nominal defendant, our former general counsel, a member of our Board of Directors and our former Executive Chairman. The plaintiff derivatively claims that our former Executive Chairman, former general counsel and the director defendant misappropriated confidential company information for personal profit by selling our stock while in possession of material, non-public information regarding the potentially serious side effects of TYSABRI. The plaintiff seeks disgorgement of profits, costs and attorneys’ fees. On September 27, 2005, the plaintiff was provided with a copy of the Delaware Order and responded on September 28, 2005, that he would not be moving to intervene in Delaware. On October 4, 2005, all defendants filed motions seeking dismissal of the action and/or judgment on the pleadings, and the Company also filed a supplemental motion seeking judgment on the pleadings. Also on October 4, 2005, the plaintiff filed a cross-motion seeking leave to amend the complaint, which the Company opposed. On November 14, 2005, the Massachusetts Court heard oral argument on the various motions. By Memorandum and Order dated January 31, 2006, the Massachusetts Court granted leave to amend and, as to such amended complaint, granted Defendants’ motion to dismiss. The time for filing an appeal in this action has passed and no appeal has been taken.
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
     On June 9, 2005, we, along with numerous other companies, received a request for information from the U.S. Senate Committee on Finance, or the Committee, concerning the Committee’s review of issues relating to the Medicare and Medicaid programs’ coverage of prescription drug benefits. On January 9, 2006, we, along with numerous other companies, received a further request for information from the Committee. We filed a timely response to the request on March 6, 2006 and are cooperating fully with the Committee’s information requests. We are unable to predict the outcome of this review or the timing of its resolution at this time.
     On July 20, 2005, a products liability action captioned Walter Smith, as Personal Representative of the Estate of Anita Smith, decedent, and Walter Smith, individually v. Biogen Idec Inc. and Elan Corp., PLC, was commenced in the Superior Court of the Commonwealth of Massachusetts, Middlesex County. The complaint purports to assert statutory wrongful death claims based on negligence, agency principles, fraud, breach of warranties, loss of consortium, conscious pain and suffering, and unfair and deceptive trade practices in violation of Mass. G.L., c. 93A. This matter has been resolved in a mutually satisfactory manner and the parties have filed a stipulation of dismissal with prejudice. The disposition of this matter did not have a material adverse effect on our business or financial condition.
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
     On August 10, 2004, Classen Immunotherapies, Inc. filed suit against us, GlaxoSmithKline, Chiron Corporation, Merck & Co., Inc., and Kaiser-Permanente, Inc., in the U.S. District Court for the District of Maryland, contending that we induced infringement of U.S. patents 6,420,139, 6,638,739, 5,728,385, and 5,723,283, all of which are directed to various methods of immunization or determination of immunization schedules. The inducement of infringement claims are based on allegations that we “provided instructions and/or recommendations on a proper immunization schedule for vaccines” to other defendants who are alleged to have directly infringed the patents at issue. We are investigating the allegations, however, we do not believe them to be based in fact. On November 19, 2004, we, along with GlaxoSmithKline, filed a joint motion to dismiss three of the four counts of the complaint. The court granted that motion on July 22, 2005. On August 1, 2005, Classen filed a motion for reconsideration, which the court denied on December 14, 2005. Classen also filed a motion to dismiss the third, and final, count against us with prejudice. We did not oppose that motion, and the Court dismissed that count against GlaxoSmithKline and us in its December 14, 2005 order. On January 5, 2006, Classen filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit of the Court’s July 22, 2005 and December 14, 2005 decisions. On April 10, 2006, the Court of Appeals for the Federal Circuit dismissed Classen’s appeal as premature, since there has not been a final judgment in the case. Under our 1988 license agreement with GlaxoSmithKline, GlaxoSmithKline is obligated to indemnify and defend us against these claims. In the event that the nature of the claims change such that GlaxoSmithKline is no longer obligated to indemnify and defend us and we are unsuccessful in the present or any subsequent litigation we may be liable for damages suffered by Classen and such other relief as Classen may seek and be granted by the court. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.
     Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in certain cases, Biogen Idec, Inc., was named as a defendant in lawsuits filed by the City of New York and the following Counties of the State of New York: County of Albany, County of Allegany, County of Broome, County of Cattaraugus, County of Cayuga, County of Chautauqua, County of Chenango, County of Columbia, County of Cortland, County of Dutchess, County of Erie, County of Essex, County of Fulton, County of Genesee, County of Greene, County of Herkimer, County of Jefferson, County

of Lewis, County of Madison, County of Monroe, County of Nassau, County of Niagara, County of Oneida, County of Onondaga, County of Ontario, County of Orleans, County of Putnam, County of Rensselaer, County of Rockland, County of St. Lawrence, County of Saratoga, County of Schuyler, County of Seneca, County of Steuben, County of Suffolk, County of Tompkins, County of Warren, County of Washington, County of Wayne, County of Westchester, and County of Yates. All of the cases, except for the County of Erie and County of Nassau cases, are the subject of a Consolidated Complaint, which was filed on June 15, 2005 in U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456. The County of Nassau, which originally filed its complaint on November 24, 2004, filed an amended complaint on March 24, 2005 and that case is also pending in the U.S. District Court for the District of Massachusetts. The County of Erie case is currently pending in the Supreme Court of the State of New York.
     All of the complaints allege that the defendants fraudulently reported the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement, also referred to as Covered Drugs; marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and overcharged Medicaid for illegally inflated Covered Drugs reimbursements. The complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, all of the complaints, with the exception of the County of Erie complaint, allege that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements entered into with the Secretary of Health and Human Services, and excluded from their reporting certain drugs offered at discounts and other rebates that would have reduced the “best price.” On April 8, 2005, the court dismissed the claims brought by Suffolk County against Biogen Idec and eighteen other defendants in a complaint filed on August 1, 2003. The court held that Suffolk County’s documentation was insufficient to plead allegations of fraud. Biogen Idec, along with the other defendants, has filed a motion to dismiss the complaints pending in the U.S. District Court for the District of Massachusetts and in the Supreme Court for the State of New York. These motions are currently pending. Biogen Idec intends to defend itself vigorously against all of the allegations and claims in these lawsuits. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.
     Biogen Idec, Inc., along with several other major pharmaceutical and biotechnology companies, was also named as a defendant in a lawsuit filed by the Attorney General of Arizona. The lawsuit was filed in the Superior Court of the State of Arizona on December 6, 2005. The complaint alleges that the defendants fraudulently reported the Average Wholesale Price for certain drugs covered by the State of Arizona’s Medicare and Medicaid programs, and marketed these drugs to providers based on the providers’ ability to collect inflated payments from the government and other third-party payors. The complaint alleges violations of Arizona state law based on consumer fraud and racketeering. The defendants have removed this case to federal court and the Joint Panel on Multi-District Litigation has conditionally transferred the case to Multi-District Litigation No. 1456 pending in the U.S. District Court for the District of Massachusetts. The Attorney General of Arizona has filed an opposition to the Conditional Transfer Order, and has moved to remand the case back to the Superior Court for the State of Arizona. Both of these motions are currently pending. Biogen Idec intends to defend itself vigorously against all of the allegations and claims in this lawsuit. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.
     On January 6, 2006, we were served with a lawsuit, captioned United States of America ex rel. Paul P. McDermott v. Genentech, Inc. and Biogen-Idec, Inc., filed in the United States District Court for the District of Maine. The lawsuit was filed under seal on July 29, 2005 by a former employee of our co-defendant Genentech pursuant to the False Claims Act, 31 U.S.C. § 3729 et seq. On December 20, 2005, the U.S. government elected not to intervene, and the file was subsequently unsealed and served. On February 27, 2006, we served a motion to dismiss the complaint on the grounds that the court lacks subject matter jurisdiction, the compliant fails to state a claim and the claims were not pleaded with particularity. On March 31, 2006, the plaintiff filed his opposition to our motion to dismiss and a proposed first amended complaint. On April 4, 2006, the plaintiff filed his first amended complaint alleging, among other things, that we directly solicited physicians and their staff members to illegally market off-label uses of RITUXAN for treating rheumatoid arthritis, provided illegal kickbacks to physicians to promote off-label uses, trained our employees in methods of avoiding the detection of these off-label sales and marketing activities, formed a network of employees whose assigned duties involved off-label promotion of RITUXAN, intended and caused the off-label promotion of RITUXAN to result in the submission of false claims to the government, and conspired with Genentech to defraud the government. The plaintiff seeks entry of judgment on behalf of the United States of America against the defendants, an award to the plaintiff as relator, and all costs, expenses, attorneys’ fees, interest and other appropriate relief. On May 4, 2006, we filed a motion to dismiss the first amended complaint on the grounds that the court lacks subject matter jurisdiction, the complaint fails to state a claim, and the claims were not pleaded with particularity. Plaintiff’s opposition to our motion to dismiss is due May 25, 2006. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss. On February 28, 2006, the FDA approved the sBLA for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active RA who have had an inadequate response to one or more TNF antagonist therapies.
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
New Accounting Standards
     In February 2006, the FASB issued FSP No. FAS 123 (R) – 4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends SFAS 123(R), so that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require the option or similar instrument to be classified as a liability, unless it becomes probable that the event will occur. This FSP is effective in the first quarter of 2006, the same period we are required to adopt SFAS 123(R). This FSP has not had any impact on our results of operations for the three months ended March 31, 2006, nor do we expect it to have a significant impact in future periods.
     In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” which amends both SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise required bifurcation. SFAS 155 shall be effective for entities that have fiscal years beginning after September 15, 2006. This statement will have no impact to our results of operations.
     The FASB issued SFAS 156, “Accounting for Servicing of Financial Assets”, which amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” in March 2006. FASB 156 requires the recognition of a servicing asset or liability during the undertaking of an obligation to service a financial asset through the creation of a service contract. In addition, under SFAS 156, all recognized servicing assets and liabilities should be recognized initially at fair value and subsequently by either the amortization or fair value measurement method. SFAS 156 should be adopted for all fiscal years beginning after September 15, 2006. We do not expect SFAS 156 to have any impact on our results of operations.
CRITICAL ACCOUNTING ESTIMATES
     We incorporate by reference the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Significant judgements and/or updates to the policies since December 31, 2005 are included below.
Inventory
     Our products are subject to strict quality control and monitoring throughout the manufacturing process. Periodically, certain batches or units of product may no longer meet quality specifications or may expire. As a result, included in product cost of revenues were write-downs of commercial inventory that did not meet quality specifications or became obsolete due to dating expiration, in all cases this product inventory was written-down to its net realizable value. We wrote-down the following unmarketable inventory, which was charged to cost of product revenues (table in thousands):

	Three months ended March, 31
	2006	2005
AVONEX	$254	$9,039
AMEVIVE	2,433	7,163
ZEVALIN	––	1,902
TYSABRI	611	23,200

	$3,298	$41,304

     The write-downs for the three months ended March 31, 2006 and 2005, respectively, were the result of the following (table in thousands):

	Three months ended March, 31
	2006	2005
New components for alternative presentations	$––	$8,417
Failed quality specifications	3,044	7,785
Excess and/or obsolescence	254	1,902
Costs for voluntary suspension of TYSABRI	––	23,200

	$3,298	$41,304

     As discussed above, we sold worldwide rights to AMEVIVE, including inventory on hand, to Astellas in April 2006. As of March 31, 2006, we had $45.2 million of AMEVIVE included in inventory.
     We capitalize inventory costs associated with our products prior to regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. In the first quarter of 2006, in light of expectations of re-introduction of TYSABRI, we began a new manufacturing campaign and, at March 31, 2006, included in inventory approximately $11.7 million related to TYSABRI, which has yet to receive FDA approval. We considered numerous attributes in evaluating whether the costs to manufacture a particular product should be capitalized as an asset. We assess the regulatory approval process and where the product stands in relation to that approval process including any known constraints and impediments to approval, including safety, efficacy and potential labeling restrictions. We evaluate our anticipated research and development initiatives and constraints relating to the particular product and the indication in which it will be used. We consider our manufacturing environment including our supply chain in determining logistical constraints that could possibly hamper approval or commercialization. We consider the shelf life of the product in relation to the expected timeline for approval and we consider patent related or contract issues that may prevent or cause delay in commercialization. We are sensitive to the significant commitment of capital to scale up production and to launch commercialization strategies. We also base our judgment on the viability of commercialization, trends in the marketplace and market acceptance criteria. Finally, we consider the reimbursement strategies that may prevail with respect to the product and assess the economic benefit that we are likely to realize. We cannot predict the outcome of our work with regulatory authorities. TYSABRI could be permanently withdrawn from the market or re-introduced to the market with significant restrictions on its permissible uses, “black box” or other significant safety warnings in its label and such other restrictions, requirements and limitations as the FDA, EMEA or other regulatory authorities may require. While we presently believe that we will be able to find a path forward for TYSABRI, there are no assurances as to the likelihood of success. We would be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies.

     In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 were effective for inventory costs incurred during our fiscal year beginning on January 1, 2006. We did not experience a significant impact on our results of operations in the first quarter of 2006 as a result of our adoption of SFAS 151. However, we may experience variability in future results of operations due to abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).
Share-Based Payments
     Our share-based compensation programs consist of share-based awards granted to employees including stock options, restricted stock, performance share units and restricted stock units, as well as our employee stock purchase plan, or ESPP.
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment, or SFAS 123(R). This Statement requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. Prior to January 1, 2006, we accounted for stock options using the intrinsic value method. This method measures share-based compensation expense as the amount by which the market price of the stock on the date of grant exceeds the exercise price. We had not recognized any significant share-based compensation expense under this method related to stock options in recent years because we granted stock options at the market price as of the date of grant.
     The estimated fair value of options, including the effect of estimated forfeitures, is recognized over the options’ vesting periods. The fair value of all time vested restricted units and restricted stock is based on the market value of our stock on the date of grant. Compensation expense for restricted stock and restricted stock units, including the effect of forfeitures, is recognized over the applicable service period. The fair value of performance based stock units is based on the market price of the Company’s stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the outcome of performance-related conditions until the vesting dates. If actual forfeitures differ significantly from our estimated forfeitures, there could be a significant impact on our results of operations. Additionally, future changes to our assumptions to the success of achieving the performance criteria for restricted stock units could significantly impact our future results of operations.
     The fair value of the February 2006 stock option grants were estimated on the date of grant using a Black-Scholes option valuation model that uses the following weighted-average assumptions:

Option Grants
2006
Expected dividend yield	0%
Expected stock price volatility	34.8%
Risk-free interest rate	4.35%
Expected option life in years	4.87
Per share grant date fair value	$16.82
     Expected volatility is based primarily upon implied volatility for our exchange traded options and other factors, including historical volatility. After assessing all available information on either historical volatility, implied volatility, or both, we have concluded that a combination of both historical and implied volatility provides its best estimate of expected volatility. The expected term of options granted is derived from using assumed exercise rates based on historical exercise patterns, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate used is determined by the market yield curve based upon the risk-free interest rates established by the Federal Reserve, or non-coupon bonds that have maturities equal to the expected term. The dividend yield is based upon the fact that we have not historically granted cash dividends, and do not expect to issue dividends in the foreseeable future. Stock options granted prior to January 1, 2006 were valued based on the grant date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures under SFAS 123 – Accounting for Stock-based Compensation. Alternative estimates and judgements could yield materially different results.
Income tax expense
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Our market risks, and the ways we manage them, are summarized in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes in the first three months of 2006 to such risks or our management of such risks.

Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act) as of March 31, 2006. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
     We have not made any changes in our internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
     The section entitled “Litigation” in “Notes to Condensed Consolidated Financial Statements” in Part I of this Quarterly Report on Form 10-Q is incorporated into this item by reference.
Item 1A. Risk Factors
     The SEC encourages public companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Reference is made in particular to forward-looking statements regarding the anticipated level of future product sales, royalty revenues, expenses and profits, regulatory approvals, our long-term growth, our ability to continue development of TYSABRI and reintroduce TYSABRI into the market, the development and marketing of additional products, the impact of competitive products, the anticipated outcome of pending or anticipated litigation and patent-related proceedings, our ability to meet our manufacturing needs, the value of investments in certain marketable securities, and our plans to spend additional capital on external business development and research opportunities. These and all other forward-looking statements are made based on our current belief as to the outcome and timing of such future events. Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed below and elsewhere in this report. Although we believe that the risks described below represent all material risks currently applicable to our business, additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition and results of operations. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.
Our Revenues Rely Significantly on a Limited Number of Products.
     Our current and future revenues depend substantially upon continued sales of our commercial products. Revenues related to sales of two of our products, AVONEX and RITUXAN, represented approximately 94% of our total revenues in three months ended March 31, 2006. We cannot assure you that AVONEX or RITUXAN will continue to be accepted in the U.S. or in any foreign markets or that sales of either of these products will not decline in the future. A number of factors may affect market acceptance of AVONEX, RITUXAN and our other products, including:
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
Safety Issues with TYSABRI Could Significantly Affect our Growth.

     TYSABRI was approved by the FDA in November 2004 to treat relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI. We also suspended dosing in all clinical trials of TYSABRI. These decisions were based on reports of cases of PML, a rare and frequently fatal, demyelinating disease of the central nervous system in patients treated with TYSABRI in clinical studies. We and Elan conducted a safety evaluation of patients treated with TYSABRI in MS, Crohn’s disease and RA clinical studies. The safety evaluation included the review of any reports of potential PML in MS patients receiving TYSABRI in the commercial setting. In October 2005, we completed the safety evaluation and found no new confirmed cases of PML. Three confirmed cases of PML were previously reported, two of which were fatal. On September 26, 2005, we and Elan submitted an sBLA for TYSABRI to the FDA for the treatment of MS. We and Elan have also recently submitted a data package to the EMEA. This information was supplied as part of the ongoing EMEA review process, which was initiated in the summer of 2004 with the filing for approval of TYSABRI as a treatment for MS. On March 8, 2006, the Peripheral and Central Nervous System Drugs Advisory Committee of the FDA voted unanimously to recommend reintroduction of TYSABRI as a treatment for relapsing forms of MS. We anticipate action by the FDA regarding reintroduction of TYSABRI in the U.S. on or before June 28, 2006. In April 2006, the Committee for Medicinal Products for Human Use, the scientific committee of the EMEA, issued a positive opinion recommending marketing authorization for TYSABRI as a treatment for relapsing-remitting MS to delay the progression of disability and reduce the frequency of relapses. We anticipate action by the EMEA regarding the introduction of TYSABRI in the EU this summer. In March 2006, we and Elan began an open-label, multi-center safety extension study of TYSABRI monotherapy in the U.S. and internationally.
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
     RITUXAN is typically used after patients fail to respond or relapse after treatment with traditional radiation therapy or standard chemotherapy regimes, such as CVP and CHOP. ZEVALIN is typically used after patients fail to respond or relapse following treatment with RITUXAN. ZEVALIN received designation as an Orphan Drug from the FDA for the treatment of relapsed or refractory low grade, follicular, or transformed B-cell non-Hodgkin’s lymphoma, including patients with RITUXAN refractory follicular NHL. Marketing exclusivity resulting from this Orphan Drug designation expires in February 2009. ZEVALIN competes with BEXXAR, a radiolabeled molecule developed by Corixa Corporation, which is now being developed and commercialized by GlaxoSmithKline. BEXXAR received FDA approval in June 2003 to treat patients with CD20, follicular, NHL, with and without transformation, whose disease is refractory to RITUXAN and has relapsed following chemotherapy. A number of other companies, including us, are working to develop products to treat B-cell NHLs and other forms of non-Hodgkin’s lymphoma that may ultimately compete with RITUXAN and ZEVALIN.
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
We are Subject to Risks Related to the Products that We Manufacture.
     We manufacture and expect to continue to manufacture our own commercial requirements of bulk AVONEX, and TYSABRI and the ZEVALIN bulk antibody. Our inability to manufacture successfully bulk product and to maintain regulatory approvals of our manufacturing facilities would harm our ability to produce timely sufficient quantities of commercial supplies of AVONEX, ZEVALIN and TYSABRI, if we are able to re-launch this product, to meet demand. Problems with manufacturing processes could result in product defects or manufacturing failures, which could require us to delay shipment of products, recall, or withdraw products previously shipped, or impair our ability to expand into new markets or supply products in existing markets. Any such problem would be exacerbated by unexpected demand for our products. In June 2005, we sold our large-scale manufacturing facility in Oceanside, California to Genentech. We previously had planned to use the Oceanside facility to manufacture TYSABRI and other commercial products. We currently manufacture TYSABRI at our manufacturing facility in Research Triangle

Park, North Carolina, or RTP. We are proceeding with construction of the bulk manufacturing component of our large-scale biologic manufacturing facility in Hillerod, Denmark and have added a labeling and packaging component to the project. Our plans with respect to the Hillerod large-scale manufacturing facility are, in part, dependent upon the commercial availability and potential market acceptance of TYSABRI. See “Risk Factors — Safety Issues with TYSABRI Could Significantly Affect our Growth.” If we are able to re-introduce TYSABRI to the market, we expect that we will be able to meet foreseeable manufacturing needs for TYSABRI from our large-scale manufacturing facility in RTP. We would, however, need to evaluate our requirements for additional manufacturing capacity in light of the approved label and our judgment of the potential U.S. market acceptance of TYSABRI in MS, the probability of obtaining marketing approval of TYSABRI in MS in the EU and other jurisdictions, and the probability of obtaining marketing approval of TYSABRI in additional indications in the U.S., EU and other jurisdictions.
     If we cannot produce sufficient commercial requirements of bulk product to meet demand, we would need to rely on third party manufacturers, of which there are only a limited number capable of manufacturing bulk products of the type we require as contract suppliers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers. Even if we were to reach agreement, the transition of the manufacturing process to a third party to enable commercial supplies could take a significant amount of time. Our ability to supply products in sufficient capacity to meet demand is also dependent upon third party contractors to fill-finish, package and store such products. For a discussion of the risks associated with using third parties to perform manufacturing-related services for our products, see “Risk Factors — We Rely to a Large Extent on Third Parties in the Manufacturing of Our Products.” In the past, we have had to write down and incur other charges and expenses for products that failed to meet specifications. Similar charges may occur in the future. Any prolonged interruption in the operations of our existing manufacturing facilities could result in cancellations of shipments or loss of product in the process of being manufactured. Because our manufacturing processes are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all.
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
     Pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting violations of the federal False Claim Act, the federal anti-kickback statute, and other violations in connection with off-label promotion of products and Medicare and/or Medicaid reimbursement, or related to claims under state laws, including state anti-kickback and fraud laws. For example, we and a number of other major pharmaceutical and biotechnology companies are named defendants in certain Average Wholesale Price litigation pending in the U.S. District Court for the District of Massachusetts alleging, among other things, violations in connection with Medicaid reimbursement. See “Legal Proceedings” for a description of this litigation. While we continually strive to comply with these complex requirements, interpretations of the applicability of these laws to marketing practices is ever evolving and even an unsuccessful challenge could cause adverse publicity and be costly to respond to, and thus could have a material adverse effect on our business, results of operations and financial condition.
Failure to Prevail in Litigation or Satisfactorily Resolve a Third Party Investigation Could Harm Our Business.
     Pharmaceutical and biotechnology companies have been the target of lawsuits relating to product liability claims and disputes over intellectual property rights (including patents). See “Risk Factors — We May Be Unable to Adequately Protect or Enforce Our Intellectual Property Rights or Secure Rights to Third Party Patents.” Additionally, the administration of drugs in humans, whether in clinical studies or commercially, can result in lawsuits with product liability claims whether or not the drugs are actually at fault in causing an injury. Our products or product candidates may cause, or may appear to have caused, injury or dangerous drug interactions that we may not learn about or understand until the product or product candidate has been administered to patients for a prolonged period of time. For example, we may face lawsuits with product liability and other related claims by patients treated with TYSABRI or related to TYSABRI, including lawsuits filed by patients who have developed PML or other serious adverse events while using TYSABRI.
     Public companies may also be the subject of certain other types of claims, including those asserting violations of securities laws and derivative actions. For example, we face class action lawsuits related to our announcement of the suspension of marketing and commercial distribution of TYSABRI in February 2005. In April 2005, we received a formal order of investigation from the Boston District Office of the SEC. The SEC is investigating whether any violations of the federal securities laws occurred in connection with the suspension of marketing and commercial distribution of TYSABRI. We continue to cooperate fully with the SEC in this investigation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our stock repurchase activity for the three months ended March 31, 2006 is set forth in the table below:
Issuer Purchases of Equity Securities

				Total number of
				shares purchased as		Number of shares
	Total number of			part of publicly		that may yet be
	shares purchased		Average price paid	announced program		purchased under our
Period	(#)(a)		per share ($)	(#)(a)		program (#)
January	1,160		$47.25	1,160		11,915,240
February	6,880		45.27	6,880		11,908,360
March	––		––	––		11,908,360

Total	8,040	(b)	$45.56	8,040	(b)	11,908,360

(a)	In October 2004, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock. This repurchase program will expire no later than October 4, 2006. We publicly announced the repurchase program in our press release dated October 27, 2004 which was furnished to (and not filed with) the SEC as Exhibit 99.1 of our Current Report of Form 8-K filed on October 27, 2004.

(b)	All of these shares are shares that were used by certain employees to pay the exercise price of their stock options in lieu of paying cash or utilizing our cashless option exercise program.
Item 6. Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2006	BIOGEN IDEC INC.

/s/ Peter N. Kellogg

Peter N. Kellogg
Executive Vice President, Finance and Chief
Financial Officer