Form 10-Q
period 2006-06-30
BIOGEN IDEC INC
filed 2006-08-10
CIK 875045

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-19311
BIOGEN IDEC INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0112644
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $0.0005 par value, outstanding as of August 1, 2006, was 343,593,569 shares.

BIOGEN IDEC INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2006

PART I
BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Product	$436,081	$398,822	$842,600	$796,406
Unconsolidated joint business	206,095	184,934	389,476	345,387
Royalty	18,286	21,734	38,847	48,483
Corporate partner	(421)	144	293	3,160

Total revenues	660,041	605,634	1,271,216	1,193,436

Costs and expenses:
Cost of product revenues, excluding amortization of acquired intangible assets	77,060	70,244	143,452	168,725
Cost of royalty revenues	933	849	2,036	1,976
Research and development	161,985	179,843	307,877	358,611
Selling, general and administrative	170,289	155,754	324,680	314,227
Amortization of acquired intangible assets	76,260	77,078	146,967	152,756
Acquired in-process research and development	330,520	––	330,520	––
Facility impairments and loss on sale	(799)	75,565	(1,098)	75,565
Gain on settlement of license agreement	(34,192)	––	(34,192)	––

Total costs and expenses	782,056	559,333	1,220,242	1,071,860

Income (loss) from operations	(122,015)	46,301	50,974	121,576
Other income (expense), net	21,806	6,051	40,471	(2,874)

Income (loss) before income tax provision and cumulative effect of accounting change	(100,209)	52,352	91,445	118,702
Income tax expense	70,404	17,848	142,868	40,738

Income (loss) before cumulative effect of accounting change	(170,613)	34,504	(51,423)	77,964
Cumulative effect of accounting change, net of income tax	––	––	3,779	––

Net income (loss)	$(170,613)	$34,504	$(47,644)	$77,964

Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$(0.50)	$0.10	$(0.15)	$0.23
Cumulative effect of accounting change, net of income tax	––	––	0.01	––

Basic earnings (loss) per share	$(0.50)	$0.10	$(0.14)	$0.23

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$(0.50)	$0.10	$(0.15)	$0.23
Cumulative effect of accounting change, net of income tax	––	––	0.01	––

Diluted earnings (loss) per share	$(0.50)	$0.10	$(0.14)	$0.23

Shares used in calculating:
Basic earnings (loss) per share	342,375	332,629	341,742	333,946

Diluted earnings (loss) per share	342,375	344,735	341,742	348,086

See accompanying notes to the condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$345,104	$568,168
Marketable securities	368,670	282,585
Accounts receivable, net	284,912	265,742
Due from unconsolidated joint business	164,862	141,059
Deferred tax assets	55,732	41,242
Inventory	147,024	182,815
Other current assets	74,033	78,054
Assets held for sale	9,403	58,416

Total current assets	1,449,740	1,618,081

Marketable securities	1,417,482	1,204,378
Property and equipment, net	1,227,296	1,174,396
Intangible assets, net	2,856,292	2,975,601
Goodwill	1,156,348	1,130,430
Investments and other assets	233,004	264,061

	$8,340,162	$8,366,947

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$62,280	$99,780
Deferred revenue	19,415	16,928
Taxes payable	165,594	200,193
Accrued expenses and other	252,693	266,135

Total current liabilities	499,982	583,036

Notes payable	44,526	43,444
Long-term deferred tax liability	691,395	762,282
Other long-term liabilities	95,668	72,309

Commitments and contingencies (Notes 10 and 12)

Shareholders’ equity:
Convertible preferred stock, par value $0.001 per share	––	––
Common stock, par value $0.0005 per share	173	173
Additional paid-in capital	8,248,773	8,206,911
Accumulated other comprehensive income (loss)	(22,532)	(13,910)
Deferred stock-based compensation	––	(42,894)
Accumulated deficit	(1,104,681)	(1,021,644)

	7,121,733	7,128,636
Less treasury stock, at cost	113,142	222,760

Total shareholders’ equity	7,008,591	6,905,876

	$8,340,162	$8,366,947

See accompanying notes to the condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(47,644)	$77,964
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation and amortization of fixed & intangible assets	198,922	194,933
Acquisition of in process research & development	330,520	––
Gain on settlement of license agreement	(34,192)	––
Stock-based compensation	65,625	16,629
Non-cash interest expense (income) and amortization of investment premium	(36)	25,010
Deferred income taxes	(46,098)	(99,560)
Realized loss on sale of marketable securities	1,758	1,305
Write-down of inventory to net realizable value	12,049	49,613
Impact of inventory step-up related to inventory sold	4,921	8,078
Facility impairments and loss on sale	(1,098)	81,788
Impairment of investments and other assets	4,439	14,588
Tax benefit from stock options	(10,241)	17,569
Other	––	(1,996)
Changes in assets and liabilities, net:
Accounts receivable	(20,881)	19,132
Due from unconsolidated joint business	(23,803)	(3,494)
Inventory	(23,578)	(50,212)
Other assets	3,308	15,593
Accrued expenses and other current liabilities	(82,587)	69,643
Deferred revenue	2,487	2,694
Other long-term liabilities	5,754	2,300

Net cash flows provided by operating activities	339,625	441,577

Cash flows from investing activities:
Purchases of marketable securities	(1,329,022)	(495,724)
Proceeds from sales and maturities of marketable securities	1,023,057	1,276,382
Proceeds from sale of Amevive	59,800	––
Payments for acquisition of Fumapharm, net of cash acquired	(215,468)	––
Payments for acquisition of Conforma, net of cash acquired	(147,783)	––
Acquisitions of property, plant and equipment	(79,722)	(156,216)
Proceeds from sale of property, plant and equipment	35,857	408,130
Purchases of other investments	(4,305)	(9,593)

Net cash flows provided by (used in) investing activities	(657,586)	1,022,979

Cash flows from financing activities:
Purchase of treasury stock	(366)	(322,590)
Issuance of treasury stock for stock-based compensation arrangements	74,487	64,433
Change in cash overdrafts	(5,303)	(31,122)
Tax benefit from stock options	10,241	––
Repurchase of senior notes	––	(746,415)
Loan proceeds from joint venture partner	15,231	––

Net cash flow provided by (used in) financing activities	94,290	(1,035,694)

Net increase (decrease) in cash and cash equivalents	(223,671)	428,862
Effect of exchange rate changes on cash & cash equivalents	607	91
Cash and cash equivalents, beginning of the period	568,168	209,447

Cash and cash equivalents, end of the period	$345,104	$638,400

Supplemental cash flow disclosures:
Cash paid during the period for tax liabilities	$204,392	$29,734

Cash paid during the period for interest	$—	$38,018

See accompanying notes to the condensed consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. Business Overview and Summary of Significant Accounting Policies
     Overview
     Biogen Idec is an international biotechnology company that creates new standards of care in oncology, neurology, and immunology. As a global leader in the development, manufacturing, and commercialization of novel therapies, we transform scientific discoveries into advances in human healthcare.
     TYSABRI Status
     TYSABRI® (natalizumab) was initially approved by the U.S. Food and Drug Administration, or FDA, in November 2004 to treat relapsing forms of multiple sclerosis, or MS, to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan Corporation plc, or Elan, voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification. In addition, we suspended dosing in clinical studies of TYSABRI in MS, Crohn’s disease, and rheumatoid arthritis, or RA. These decisions were based on reports of cases of progressive multifocal leukoencephalopathy, or PML, a rare brain infection that usually causes death or severe disability, in patients treated with TYSABRI in clinical studies
     In March 2006, we and Elan began an open-label, multi-center safety extension study of TYSABRI monotherapy in the U.S. and internationally. On June 5, 2006, we and Elan announced the FDA’s approval of the supplemental Biologics License Application, or sBLA, for the reintroduction of TYSABRI as a monotherapy treatment for relapsing forms of MS to slow the progression of disability and reduce the frequency of clinical relapses. On June 29, 2006, we and Elan announced that the European Agency for the Evaluation of Medicinal Products, or EMEA, had approved TYSABRI as a similar treatment. In July 2006, we began to ship TYSABRI in both the United States and Europe.
     Basis of Presentation
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of our financial position, results of operations, and cash flows as well as those of our subsidiaries. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the US. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
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
     Principles of Consolidation
     The condensed consolidated financial statements include our financial statements and those of our wholly-owned subsidiaries, and joint ventures in Italy and Switzerland, in which we are the primary beneficiary. We also consolidate a limited partnership investment, in which we are the majority investor. All material intercompany balances and transactions have been eliminated.

     Inventory
     Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are charged to research and development expense when consumed.
     The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials	$42,698	$44,417
Work in process	87,195	107,987
Finished goods	17,131	30,411

	$147,024	$182,815

     Capitalization of Inventory Costs
     We capitalize inventory costs associated with our products prior to regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. We consider numerous attributes in evaluating whether the costs to manufacture a particular product should be capitalized as an asset. We assess the regulatory approval process and where the product stands in relation to that approval process including any known constraints and impediments to approval, including safety, efficacy and potential labeling restrictions. We evaluate our anticipated research and development initiatives and constraints relating to the particular product and the indication in which it will be used. We consider our manufacturing environment including our supply chain in determining logistical constraints that could possibly hamper approval or commercialization. We consider the shelf life of the product in relation to the expected timeline for approval and we consider patent related or contract issues that may prevent or cause delay in commercialization. We are sensitive to the significant commitment of capital to scale up production and to launch commercialization strategies. We also base our judgment on the viability of commercialization, trends in the marketplace and market acceptance criteria. Finally, we consider the reimbursement strategies that may prevail with respect to the product and assess the economic benefit that we are likely to realize. We would be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies.
     As of June 30, 2006, $22.1 million and $0.1 million of TYSABRI inventory is included in work in process and finished goods, respectively. As of December 31, 2005, there was no TYSABRI inventory on our consolidated balance sheet. In the first quarter of 2006, in light of expectations of the re-introduction of TYSABRI, we began a new manufacturing campaign. On June 5, 2006, the FDA approved the reintroduction of TYSABRI as a monotherapy treatment for relapsing forms of MS to slow the progression of disability and reduce the frequency of clinical relapses. On June 29, 2006, we and Elan announced the EMEA’s approval of TYSABRI as a similar treatment. In July 2006, we began to ship TYSABRI in both the United States and Europe.
     TYSABRI currently has an approved shelf life of up to 48 months. Based on our sales forecasts for TYSABRI, we expect the carrying value of the TYSABRI inventory to be realized.
     We manufactured TYSABRI during the first and second quarter of 2005 and completed our scheduled production of TYSABRI during July 2005. Because of the uncertain future commercial availability of TYSABRI at the time, and our inability to predict to the required degree of certainty that TYSABRI inventory would be realized in commercial sales prior to the expiration of its shelf life, we expensed $23.2 million of costs related to the manufacture of TYSABRI in the first quarter of 2005 to cost of product revenues. At the time of production, the inventory was believed to be commercially saleable. During 2005, as we worked with clinical investigators to understand the possible risks of PML, we charged the costs related to the manufacture of TYSABRI to research and development expense. As we sell TYSABRI, we will recognize lower than normal cost of sales due to the amounts written-off.
     Valuation of Inventory
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
     We wrote-down the following unmarketable inventory, which was charged to cost of product revenues (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
AVONEX®	$3,380	$738	$3,634	$9,545
AMEVIVE®	––	7,125	2,433	14,288
ZEVALIN®	3,177	678	3,177	2,580
TYSABRI®	2,194	––	2,805	23,200

	$8,751	$8,541	$12,049	$49,613

     The write-downs for the three and six months ended June 30, 2006 and 2005, respectively, were the result of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
New components for alternative presentations	$––	$––	$––	$8,417
Failed quality specifications	7,866	7,708	10,910	15,260
Excess and/or obsolescence	885	833	1,139	2,736
Costs for voluntary suspension of TYSABRI	––	––	––	23,200

	$8,751	$8,541	$12,049	$49,613

     Intangible Assets and Goodwill
     As of June 30, 2006 and December 31, 2005, intangible assets and goodwill, net of accumulated amortization and impairment charges and adjustments, were as follows (in thousands):

	Estimated	Historical	Accumulated
June 30, 2006:	Life	Cost	Amortization	Adjustments	Net
Out-licensed patents	12 years	$578,000	$126,839	$––	$451,161
Core/developed technology	15 – 20 years	3,001,370	664,284	––	2,337,086
Trademarks & tradenames	Indefinite	64,000	––	––	64,000
In-licensed patents	14 years	3,000	355	––	2,645
Assembled workforce	4 years	1,400	––	––	1,400

Total		$3,647,770	$791,478	$––	$2,856,292

Goodwill	Indefinite	$1,150,935	$––	$5,413	$1,156,348

	Estimated	Historical	Accumulated
December 31, 2005:	Life	Cost	Amortization	Adjustments	Net
Out-licensed patents	12 years	$578,000	$102,756	$––	$475,244
Core/developed technology	15-20 years	2,984,000	542,407	(7,993)	2,433,600
Trademarks & tradenames	Indefinite	64,000	––	––	64,000
In-licensed patents	14 years	3,000	243	––	2,757

Total		$3,629,000	$645,406	$(7,993)	$2,975,601

Goodwill	Indefinite	$1,151,105	$––	$(20,675)	$1,130,430

     As discussed in Note 2, Acquisitions, core/developed technology, goodwill and assembled workforce increased by $26.4 million, $20.5 million, and $1.4 million, respectively, as a result of the acquisition of entities in the second quarter of 2006.

     Revenue Recognition
     Product Revenues
     We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectibility is reasonably assured; and title and the risks and rewards of ownership have transferred to the buyer.
     Revenues from product sales are recognized when product is shipped and title and risk of loss has passed to the customer, typically upon delivery. The timing of distributor orders and shipments can cause variability in earnings. Revenues are recorded net of applicable allowances for returns, patient assistance, trade term discounts, Medicaid rebates, Veteran’s Administration rebates, managed care discounts and other applicable allowances. Included in our condensed consolidated balance sheets at June 30, 2006 and December 31, 2005 are allowances for returns, rebates, discounts and other allowances which totaled $65.1 million and $65.3 million, respectively.
     At June 30, 2006, our allowance for product returns, which is a component of allowances for returns, rebates, discounts, and other allowances, was $15.0 million. At June 30, 2006, total reserves for discounts and allowances were approximately 4.5% of total current assets and less than 1% of total assets. We prepare our estimates for sales returns and allowances, discounts and rebates quarterly based primarily on historical experience updated for changes in facts and circumstances, as appropriate.
     During the three months ended June 30, 2006, we recorded a charge of $6.9 million related to our allowance for expired products. The charge is included in our total reductions in revenue for the three months of $63.1 million and was calculated based on an analysis of our experience in relation to expired products. Additionally, we recorded an increase to goodwill of $5.4 million related to increasing reserve levels at the time of our merger with Biogen Inc. in 2003. We determined an historical rate for returns based on volumes of returns and the amount of credit granted to the returning distributor. Based on the analysis, we determined that the charge of $6.9 million and the increase to goodwill were required to be added to existing reserve levels. The $6.9 million charge relates largely to prior years and arises from applying higher return rates than we had historically applied. We have determined that, in accordance with APB 28, “Interim Financial Reporting” paragraph 29, that the charge is an error but one that is not material to the current period or current year. Additionally, we have determined that the error is not material to any prior year and that the error associated with the increase to goodwill was not material.
     Product returns, which is a component of allowances for returns, rebates, discounts, and other allowances, were $4.0 million and $11.3 million for the three and six months ended June 30, 2006, and $4.1 million and $16.1 million for the comparable periods in 2005. The decrease of product returns in the first six months of 2006, as compared to the same period in 2005, is primarily a result of $9.7 million included in the first six months of 2005 due to the voluntary suspension of TYSABRI, offset by a higher number of replacement units and higher credit amounts on distributor returns. Product returns in the three and six months ended June 30, 2006 included $2.8 million and $6.7 million, respectively, related to product sales made prior to 2006. Of these amounts, $1.6 million was in reserves at December 31, 2005.
     Under our agreement with Elan, we manufacture TYSABRI and, in the US (prior to its suspension), sold TYSABRI to Elan who then distributed TYSABRI to third party distributors. Prior to the suspension, we recorded revenue when TYSABRI was shipped from Elan to third party distributors. As of March 31, 2005, under our revenue recognition policy, we deferred $14.0 million in revenue from Elan related to sales of TYSABRI that had not yet been shipped by Elan. The amount has been fully paid to us by Elan. The amount remained deferred at June 30, 2006 and is expected to be recognized by the end of 2006, as the product expires.
     As of June 30, 2006, Elan owed us $20.6 million, representing commercialization and development expenses incurred by us. This is included in other current assets on our condensed consolidated balance sheet.
     Revenues from unconsolidated joint business
     Revenues from unconsolidated joint business consist of our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech Inc. or Genentech, reimbursement from Genentech of our RITUXAN-related sales force and development expenses, and royalties from Genentech for sales of RITUXAN® (rituximab) outside the U.S. by F. Hoffman LaRoche., or Roche, and Zenyaku Kogyo Co. Ltd., or Zenyaku. Under the copromotion arrangement, all U.S. sales of RITUXAN and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our amended and restated collaboration agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking U.S. net sales of RITUXAN to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses, and joint development expenses incurred by Genentech and us. We record royalty revenue on sales of RITUXAN outside the U.S. on a cash basis.
     Royalty Revenues
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
     Research and Development Expenses
     Research and development expenses consist of upfront fees and milestones paid to collaborators and expenses incurred in performing research and development activities including salaries and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, share-based compensation expense, contract services, and other outside expenses. Research and development expenses are expensed as incurred. We have entered into certain research agreements in which we share expenses with our collaborator. We have entered into other collaborations where we are reimbursed for work performed on behalf of our collaborative partners. We record these expenses as research and development expenses. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments by the collaborator for their share of the development effort as a reduction of research and development expense. If the arrangement is a reimbursement of research and development expenses, we record the reimbursement as corporate partner revenue.
     Acquired In-Process Research and Development
     Acquired in-process research and development, or IPR&D, represents the estimated fair value assigned to research and development projects that we acquire which have not been completed at the date of acquisition and which have no future alternative use. Accordingly, the fair value of such projects is charged to expense as of the acquisition date.
     The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to present value. The revenue projections used to value IPR&D were, as applicable, reduced based on the probability of developing a new drug. Additionally, the projections considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on management’s estimates of cost of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations.
     If these projects are not successfully developed, the sales and profitability of the company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired. We believed that the foregoing assumptions used in the IPR&D analysis were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated.
     Reclassification
     Certain reclassifications of prior year amounts have been made to conform to current year presentation.
     Share-Based Payments
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment, or SFAS 123(R), which requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. See Note 6, Share-Based Payments, for a complete discussion on accounting for share-based payments.
     Assets Held For Sale
     We consider certain real property in Oceanside, CA and certain other miscellaneous assets as held for sale, since they meet the criteria of held for sale under SFAS 144, “Accounting for the Impairment or Disposal of Long-Live Assets.”

     We sold the worldwide rights to AMEVIVE for $59.8 million, including inventory on hand, to Astellas Pharma US, Inc., in April 2006. As of December 31, 2005, our AMEVIVE assets held for sale included $8.0 million, net, related to intangible assets, and $5.4 million, for property, plant and equipment, net, and were reported separately in current assets on the condensed consolidated balance sheet. Additionally, approximately $43.7 million in inventory was sold. The pre-tax gain on this sale was approximately $2.8 million and is being deferred and recognized over the period of a related supply contract.
     In February 2006, we sold our NICO clinical manufacturing facility in Oceanside, California to Genentech. The assets associated with the NICO clinical manufacturing facility were included in assets held for sale on our condensed consolidated balance sheet as of December 31, 2005.
2. Acquisitions
     During the three months ended June 30, 2006, we acquired two entities, Fumapharm AG, or Fumapharm, and Conforma Therapeutics Corporation, or Conforma.
     Fumapharm
     On June 15, 2006, we completed the acquisition of 100% of the stock of Fumapharm, a privately held pharmaceutical company based in Switzerland that develops therapeutics derived from fumaric acid esters. As part of the acquisition, we acquired: FUMADERM®, a commercial product available in Germany for the treatment of psoriasis, and BG-12, a clinical-stage compound being studied for the treatment of MS and psoriasis that was being jointly developed by Fumapharm and us. The purpose of this acquisition was to support our goal of developing innovative therapeutic options for people living with MS.
     As part of the acquisition, we agreed to pay $220.0 million, of which $218.0 million was paid at closing and $2.0 million was retained and will be paid upon satisfaction of customary representations and warranties. We agreed to additional payments of: i) $15.0 million upon achievement of certain regulatory approvals, and ii) up to an additional $300.0 million in the event that annual and cumulative sales targets are achieved. The $2.0 million retention amount has been accrued on our consolidated balance sheet as of June 30, 2006.
     The acquisition was funded from our existing cash on hand and has been accounted for as a business combination. Assets and liabilities assumed have been recorded at their fair values as of the date of acquisition. The results of operations for Fumapharm are included from the date of acquisition. We have completed our preliminary purchase price allocation for the acquisition as set out below (in millions):

Purchase Price Allocation
Current assets	$3.7
IPR&D	207.4
Core technology	16.9
Developed technology	9.5
Goodwill	20.5
Other assets	1.2
Deferred tax liabilities	(2.8)
Other liabilities	(1.9)

$254.5

Consideration and Gain
Consideration	$220.0
Gain on settlement of license agreement	34.2
Transaction costs	0.3

$254.5

     The purchase price allocation is considered preliminary as we are currently evaluating certain executory contracts to determine whether the contracted services will be required. We expect to complete the purchase price allocation during the third quarter of 2006.
     The amount allocated to IPR&D projects relates to the development of BG-12. BG-12 recently received positive results from a Phase II study of its efficacy and safety for patients with relapsing-remitting MS. We expect to incur an additional $190 million to complete the project. The estimated revenues from BG-12 are expected to be recognized beginning in 2011. A discount rate of 12% was used to value the project which we believe to be commensurate with the stage of development and the uncertainties in the economic estimates described above. At the date of acquisition, the development of BG-12 had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, the $207.4 million in IPR&D was expensed in the three months ended June 30, 2006.
     The fair value of intangible assets was based on valuations using an income approach, with estimates and assumptions provided by management. The core technology asset represents a combination of Fumapharm’s processes and procedures related to the design and development of its application products. The developed technology relates to processes and procedures related to products that have reached technological feasibility. Core technology is being amortized over approximately 12 years and the developed technology over approximately 3 years. The excess of purchase price over tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill. None of the goodwill or intangible assets acquired are deductible for income tax purposes. As a result, we recorded a deferred tax liability of $2.8 million, relating to the tax effect of the amount of the acquired intangible assets other than goodwill.
     In addition to the assets acquired, a gain of $34.2 million was recognized coincident with the acquisition of Fumapharm in accordance with EITF 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination. The gain related to the settlement of a preexisting license agreement between Fumapharm and us. The license agreement in question had been entered into in October 2003 and required us to make payments to Fumapharm of certain royalty amounts. The market rate for such payments was determined to have increased due, principally, to the increased technical feasibility of BG-12. The gain relates, principally, to the difference between i) the royalty rates at the time the agreement was entered into as compared to ii) the royalty rates at the time the agreement was effectively settled by virtue of our acquisition of Fumapharm.
     Future contingent consideration payments, if any, will be accounted for as increases to goodwill.
     The total revenue, operating income (loss) and net income (loss) impact of the acquisition for the three and six months ended June 30, 2006 and 2005 were not material.
     Conforma
     In May 2006, we completed the acquisition of 100% of the stock of Conforma, a privately-held development stage biopharmaceutical company based in California that focused on the design and development of drugs for the treatment of cancer. The goal of this acquisition was to enable us to broaden our therapeutic opportunities in the field of oncology.
     We acquired all of the issued and outstanding shares of the capital stock of Conforma for $150.0 million, paid at closing. Of this amount, $15.0 million has been escrowed by the sellers pending satisfaction of customary representations and warranties made by Conforma. Up to an additional $100.0 million would be payable to the sellers upon the achievement of certain future development milestones. Additionally, $0.5 million in transaction costs were incurred and loans of approximately $2.3 million were made to certain non-officer employees of Conforma. Such loans are fully collateralized and were made for the purpose of assisting the employees in meeting tax liabilities.
     The acquisition was funded from our existing cash on hand and was accounted for as an asset acquisition as Conforma is a development-stage company. As a result of the acquisition, we obtained the rights to two compounds in Phase I clinical trials: CNF1010, a proprietary form of the geldanamycin derivative 17-AAG; and CNF2024, a totally synthetic, orally bioavailable heat shock protein 90 inhibitor.
     The results of operations of Conforma are included from the date of acquisition. We have completed our purchase price allocation for the acquisition as set out below (in millions):

Current assets	$2.5
Fixed assets	0.8
Deferred tax asset	24.0
Assembled workforce	1.4
IPR&D	123.1
Current liabilities	(1.3)

$150.5

     The amount allocated to IPR&D relates to the development of CNF2024, which is in Phase I clinical trials. We expect to incur an additional $80 million to complete the project. The estimated revenues from CNF2024 are expected to be recognized beginning in 2012. A discount rate of 12% was used to value the project which we believe to be commensurate with the stage of development and the uncertainties in the economic estimates described above. At the date of acquisition, this compound had not reached technological feasibility and had no alternative future use. Accordingly, the $123.1 million in IPR&D was expensed in the three months ended June 30, 2006.
      Upon acquisition, we recognized a deferred tax asset of $24.0 million relating to US federal and state net operating losses and tax credit carryforwards that we acquired from Conforma. The amount allocated to deferred tax assets does not include certain tax attributes, such as net operating losses and research credits, that may not be realized because they are subject to annual limitations under the Internal Revenue Code due to a cumulative ownership change of more than 50%.
     Future contingent consideration payments, if any, will be expensed to IPR&D.
     In connection with this asset purchase, approximately $1.2 million of severance costs were incurred and are recorded in the consolidated statement of operations. (See Note 16, Severance and Other Restructuring Costs).
     The total revenue, operating income (loss) and net income (loss) impact of the acquisition for the three and six months ended June 30, 2006 and 2005 were not material.
3. Financial Instruments
     We have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts have durations of three to six months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. The notional settlement amount of the foreign currency forward contracts outstanding at June 30, 2006 was approximately $112.7 million. These contracts had a fair value of $8.2 million, representing an unrealized loss, and were included in other current liabilities at June 30, 2006. The notional settlement amount of the foreign currency forward contracts outstanding at December 31, 2005 was approximately $214.0 million. These contracts had a fair value of $0.9 million, representing an unrealized loss, and were included in other current liabilities at December 31, 2005.
     For the three and six months ended June 30, 2006, there was $0.2 million and $0.9 million, respectively recognized in earnings due to hedge ineffectiveness. There were no material amounts in the three and six months ended June 30, 2006 related to the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. For the three and six months ended June 30, 2005, we recognized $1.0 million of gains in earnings due to hedge ineffectiveness and no significant amounts as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. We recognized approximately $2.9 million and $3.7 million of losses in product revenue for the settlement of certain effective cash flow hedge instruments for the three and six months ended June 30, 2006, respectively, as compared to approximately $0.4 million and $2.2 million of losses for the three and six months ended June 30, 2005, respectively. We recognized no significant gains or losses in royalty revenue for the settlement of effective cash flow hedge instruments for the three and six months ended June 30, 2006, respectively, as compared to approximately $0.1 million and $0.3 million of losses for the three and six months ended June 30, 2005, respectively. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.
4. Comprehensive Income (Loss)
     Our accumulated comprehensive income was as follows (in thousands):

	June	December
	30, 2006	31, 2005
Translation adjustments, net of taxes	$9,665	$(9,960)
Unrealized holding gains and losses on marketable securities and other investments, net of taxes	(27,100)	(3,376)
Unrealized gains and losses on derivative instruments, net of taxes	(5,097)	(574)

Total comprehensive income (loss)	$(22,532)	$(13,910)

     The activity in comprehensive income for the three and six months ended June 30, 2006, and 2005, was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$(170,613)	$34,504	$(47,644)	$77,964
Translation adjustments	14,829	(8,306)	19,625	(11,790)
Unrealized holding gains and losses on investments	(39,087)	3,977	(23,725)	(5,768)
Unrealized gains and losses on derivative instruments	(2,867)	5,324	(4,522)	12,075

Total comprehensive income (loss)	$(197,738)	$35,499	$(56,266)	$72,481

5. Earnings per Share
     We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”, or SFAS 128, and EITF 03-06, “Participating Securities and the Two-Class Method Under SFAS 128,” or EITF 03-06, SFAS 128 and EITF 03-06 together require the presentation of “basic” earnings per share and “diluted” earnings per share.
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
     Basic and diluted earnings (loss) per share are calculated as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Income (loss) before cumulative effect of accounting change	$(170,613)	$34,504	$(51,423)	$77,964
Cumulative effect of accounting change	—	—	3,779	—

Net income (loss)	(170,613)	34,504	(47,644)	77,964
Adjustment for net income (loss) allocable to preferred shares	—	51	—	115

Net income (loss) used in calculating basic earnings per share	(170,613)	34,453	(47,644)	77,849
Adjustment for interest, net of tax	—	519	—	1,053

Net income (loss) used in calculating diluted earnings per share	$(170,613)	$34,972	$(47,644)	$78,902

Denominator:
Weighted average number of common shares outstanding	342,375	332,629	341,742	333,946
Effect of dilutive securities:
Stock options	—	2,282	—	4,124
Restricted stock awards	—	1,871	—	1,674
Convertible promissory notes due 2019	—	7,953	—	8,342

Dilutive potential common shares	—	12,106	—	14,140

Shares used in calculating diluted earnings (loss) per share	342,375	344,735	341,742	348,086

     The following amounts were not included in the calculation of net income (loss) per share because their effects were anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income (loss) allocable to preferred shares	$(245)	$51	$(69)	$115
Adjustment for interest, net of tax	—	1,397	—	5,409

Total	$(245)	$1,448	$(69)	$5,524

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Denominator:
Convertible preferred stock	493	493	493	493
Stock options	19,022	26,774	19,563	16,355
Restricted stock awards	860	—	811	—
Restricted stock units	303	—	204	—
Convertible promissory notes due 2019	3,048	—	3,048	—
Convertible promissory notes due 2032	73	2,810	73	5,719

Total	23,799	30,077	24,192	22,567

6. Share-Based Payments
     Fair Value Method Accounting
     Our share-based compensation programs consist of share-based awards granted to employees including stock options, restricted stock awards, and performance and time-vested restricted stock units, as well as our employee stock purchase plan.
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” or SFAS 123(R). This Statement requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged against income over the requisite service period, which is generally the vesting period. We selected the modified prospective method as prescribed in SFAS 123(R) and therefore, prior periods were not restated. Under the modified prospective application, this Statement was applied to new awards granted in 2006, as well as to the unvested portion of previously granted share-based awards for which the requisite service had not been rendered as of December 31, 2005.
     On December 6, 2005, our Board of Directors approved the acceleration of vesting of unvested stock options then outstanding having an exercise price per share of $55.00 or higher, granted under our stock option plans that were held by current employees, including executive officers. Shares of common stock acquired by our executive officers upon the exercise of stock options whose vesting was so accelerated generally are subject to transfer restrictions until such time as the stock options otherwise would have vested. Options held by our non-employee directors were excluded from this vesting acceleration. As a result, the vesting of options granted predominantly from 2001 to 2005 with respect to approximately 4,518,809 shares of our common stock was accelerated.
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
     In the second quarter of 2006, we recorded pre-tax share-based compensation expense associated with the SFAS 123(R) adoption and the restricted stock units of $40.3 million. In the six months ended June 30, 2006, we recorded pre-tax share-based compensation expense of $63.9 million. This expense is net of a cumulative effect pre-tax adjustment of $5.6 million, or $3.8 million after-tax, resulting from the application of an estimated forfeiture rate for current and prior period unvested restricted stock awards. As a result of adopting SFAS 123R on January 1, 2006, our net income before taxes and net income for the three and six months ended June 30, 2006 is $13.7 million and $19.6 million lower than if we continued to account for stock-based employee compensation under APB 25.
     For the three and six months ended June 30, 2006, share-based compensation expense reduced our results of operations as follows (in thousands except for Earnings Per Share):

	Three months ended June 30, 2006			Six months ended June 30, 2006
	Effect before			Effect before
	cumulative			cumulative	Cumulative
	effect of	Cumulative effect		effect of	effect
	accounting	of accounting	Effect on net	accounting	of accounting	Effect on net
	change	change	income (loss)	change	change	income (loss)
Income Before Income Taxes	$40,272	$––	$40,272	$69,466	$(5,574)	$63,892
Tax effect	(12,864)	––	(12,864)	(21,938)	1,795	(20,143)

Net income	$27,408	$––	$27,408	$47,528	$(3,779)	$43,749

Basic Earnings (Loss) Per Share:	$.08	$––	$.08	$.14	$(.01)	$.13
Diluted Earnings (Loss) Per Share:	$.08	$––	$.08	$.14	$(.01)	$.13

     As a result of the adoption of SFAS 123(R), we recorded share-based compensation for the three and six months ended June 30, 2006 as follows (in thousands):

	Three months ended June 30, 2006			Six months ended June 30, 2006
		Restricted Stock			Restricted Stock
	Stock options	and Restricted		Stock options &	and Restricted
	& ESPP	Stock Units	Total	ESPP	Stock Units	Total
Research and development	$6,411	$10,946	$17,357	$11,324	$17,345	$28,669
Selling, general and administrative	8,262	15,977	24,239	16,742	25,788	42,530

Total	$14,673	$26,923	$41,596	$28,066	$43,133	$71,199

Pre-tax cumulative effect catch-up			––			(5,574)

Pre-tax effect of share-based compensation			$41,596			$65,625

     For the three and six months ended June 30, 2006, we capitalized costs of $1.3 million and $1.7 million associated with share-based compensation to inventory and fixed assets. We did not capitalize stock based compensation cost in our pro forma footnotes under SFAS 123(R). For the three and six months ended June 30, 2005, we recorded share-based compensation expense of approximately $5.4 million and $11.3 million, which was primarily related to expenses for restricted stock awards.
     In accordance with SFAS 123(R), tax benefits from benefits from stock option exercises of $10.2 million were recorded as cash outflows from operating activities and cash inflows from financing activities in our condensed consolidated statement of cash flows in the six months ended June 30, 2006. Cash received from the exercise of stock options in the three and six months ended June 30, 2006 was approximately $14.3 million and $66.4 million.
     At June 30, 2006, unrecognized compensation costs relating to unvested share-based compensation was approximately $170.4 million. We expect to recognize the cost of these non-vested awards over a weighted average period of 1.1 years. In accordance with SFAS 123(R), deferred share based compensation is no longer reflected as a separate component of shareholders’ equity in the condensed consolidated balance sheet. As a result, we reclassified our deferred share based compensation of $42.9 million at December 31, 2005 to additional paid in capital during the first quarter of 2006.
     Stock Based Compensation Plans
     We have three share-based compensation plans pursuant to which awards are currently being made: (i) our 2006 Non-Employee Directors Equity Plan, or the 2006 Directors Plan; (ii) our 2005 Omnibus Equity Plan, or the 2005 Omnibus Plan; and (iii) our 1995 Employee Stock Purchase Plan, or ESPP. We have four share-based compensation plans pursuant to which outstanding awards have been made, but from which no further awards can and will be made: (i) our 1993 Non-Employee Directors Stock Option Plan, or the 1993 Directors Plan; (ii) our 1998 Stock Option Plan; (iii) the Biogen, Inc. 1985 Non-Qualified Stock Option Plan; and (iv) the Biogen, Inc. 1987 Scientific Board Stock Option Plan. In addition, we have our 2003 Omnibus Equity Plan, or the 2003 Omnibus Plan, pursuant to which outstanding awards have been made. We have not made any awards from the 2003 Omnibus Plan since our stockholders approved the 2005 Omnibus Plan and do not intend to make any awards from the 2003 Omnibus Plan in the future.
     Directors Plan: In May 2006, our stockholders approved the 2006 Directors Plan for share-based awards to our directors. Awards granted from the 2006 Directors Plan may include options, shares of restricted stock, restricted stock units, stock appreciation rights and other awards in such amounts and with such terms and conditions as may be determined by a committee of our Board of Directors, subject to the provisions of the plan. We have reserved a total of 850,000 shares of common stock for issuance under the 2006 Directors Plan. The 2006 Directors Plan provides that awards other than stock options and stock appreciation rights will be counted against the total number of shares reserved under the plan in a 1.5-to-1 ratio.
     Omnibus Plans: In June 2005, our stockholders approved the 2005 Omnibus Plan for share-based awards to our employees. Awards granted from the 2005 Omnibus Plan may include options, shares of restricted stock, restricted stock units, performance shares, shares of phantom stock, stock bonuses, stock appreciation rights and other awards in such amounts and with such terms and conditions as may be determined by a committee of our Board of Directors, subject to the provisions of the plan. Shares of common stock available for issuance under the 2005 Omnibus Plan consist of 15.0 million shares reserved for this purpose, plus shares of common stock that remained available for issuance under the 2003 Omnibus Plan on the date that our stockholders approved the 2005 Omnibus Plan, plus shares that are subject to awards under the 2003 Omnibus Plan which remain unissued upon the cancellation, surrender, exchange or termination of such awards. The 2005 Omnibus Plan provides that awards other than stock options and stock appreciation rights will be counted against the total number of shares available under the plan in a 1.5-to-1 ratio.
Stock options
     All stock option grants to employees are for a ten-year term and generally vest one-fourth per year over four years on the anniversary of the date of grant, provided the employee remains continuously employed with us. Stock option grants to directors are for ten-year terms and generally vest as follows: (i) grants made on the date of a director’s initial election to our Board of Directors vest one-third per year over three years on the anniversary of the date of grant, and (ii) grants made for service on our Board of Directors vest on the first anniversary of the date of grant, provided in each case that the director continues to serve on our Board of Directors through the vesting date. Options granted under all plans are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. The estimated fair value of options, including the effect of estimated forfeitures, is recognized over the options’ vesting periods. The fair value of the first and second quarter 2006 stock option grants were estimated on the date of grant using a Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Q1 2006	Q2 2006
Expected dividend yield	0%	0%
Expected stock price volatility	34.8%	34.8%
Risk-free interest rate	4.35%	5.03%
Expected option life in years	4.87	4.87
Per share grant date fair value	$16.82	$17.71
     Expected volatility is based primarily upon implied volatility for our exchange-traded options and other factors, including historical volatility. After assessing all available information on either historical volatility, implied volatility, or both, we have concluded that a combination of both historical and implied volatility provides the best estimate of expected volatility. The expected term of options granted is derived using assumed exercise rates based on historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate used is determined by the market yield curve based upon risk-free interest rates established by the Federal Reserve, or non-coupon bonds that have maturities equal to the expected term. The dividend yield is based upon the fact that we have not historically granted cash dividends, and do not expect to issue dividends in the foreseeable future. Stock options granted prior to January 1, 2006 were valued based on the grant date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures under SFAS 123(R), “Share-Based Payment.”
     A summary of stock option activity is presented in the following table (shares are in thousands):

	All Option Plans
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2005	31,306	$45.71
Granted	1,669	44.97
Exercised	(2,081)	25.08
Cancelled	(1,951)	53.12

Outstanding at March 31, 2006	28,943	$46.66

Granted	192	45.95
Exercised	(493)	28.78
Cancelled	(642)	53.48

Outstanding at June 30, 2006	28,000	$46.81

Exercisable at June 30, 2006	22,777	$47.92

     The weighted average grant-date fair values of stock options granted during the quarters ended June 30, 2006 and 2005 were $17.71 and $14.11, respectively. The weighted average grant-date fair values of stock options granted during the quarters ended March 31, 2006 and 2005, were $16.82 and $26.32, respectively. The total intrinsic values of options exercised for the three months ending June 30, 2006 and 2005, were $9.0 million and $5.9 million, respectively. The total intrinsic values of options exercised for the three months ended March 31, 2006 and 2005 were $44.9 million and $55.5 million, respectively. The weighted average remaining contractual terms for options outstanding and exercisable at June 30, 2006 and 2005 were 6.2 and 6.7 years, respectively.
Time-Vested Restricted Stock Units
     Time-vested restricted stock units, or “RSUs,” awarded to employees vest one-third per year over three years on the anniversary of the date of grant, provided the employee remains continuously employed with us. Shares of our common stock will be delivered to the employee upon vesting, subject to payment of applicable withholding taxes. Time-vested RSUs awarded to directors vest as follows: (i) awards made on the date of a director’s initial election to our Board of Directors vest one-third per year over three years on the anniversary of the date of award, and (ii) awards made for service on our Board of Directors vest on the first anniversary of the date of award, provided in each case that the director continues to serve on our Board of Directors through the vesting date. Shares of our common stock will be delivered to the director upon vesting. The fair value of all time-vested RSUs is based on the market value of our stock on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period. For the three and six months ended June 30, 2006, we recorded $8.8 million and $12.0 million of stock compensation charges related to time-vested RSUs. A summary of time-vested RSU activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2005	—	$—
Granted	2,311	44.27
Vested	—	—
Forfeited	(29)	44.24

Unvested at March 31, 2006	2,282	$44.27

Granted	85	47.37
Vested	—	—
Forfeited	(60)	44.32

Unvested at June 30, 2006	2,307	$44.38

     The weighted average grant-date fair value of the time-vested RSUs granted during the quarter ended June 30, 2006 was $47.37. The weighted average remaining contractual term for the time-vested RSUs was 1.6 years as of June 30, 2006. There were no time-vested RSUs awarded in the three months ended June 30, 2005.
     Performance-Based Restricted Stock Units:
     In the first quarter of 2006, our Board of Directors awarded 100,000 RSUs to our CEO, under the 2005 Omnibus Plan, subject to certain 2006 financial performance criteria. If the performance criteria are attained and our CEO is still in active employment in February 2007, up to 100,000 RSUs will vest and convert into shares of our common stock. No performance-based RSUs were awarded in the second quarter of 2006. No performance-based RSUs have been awarded to our directors.
     During the third quarter of 2005, we granted performance-based RSUs, to be settled in shares of our common stock to a group of approximately 200 employees at the director-level and above (excluding our CEO). The grants were made under the 2005 Omnibus Plan. The RSUs will convert into shares of our common stock, subject to attainment of certain performance goals and the employee’s continued employment. If the performance goals are attained and the employee is still in active employment, 70% of the RSUs will vest and convert into shares on September 14, 2006 and the remaining 30% of the RSUs will vest and convert into shares on March 14, 2007. Shares of our common stock will be delivered to the employee upon vesting, subject to payment of applicable withholding taxes. In the three and six months ended June 30, 2006, we recorded compensation charges of approximately $10.2 million and $20.9 million. The fair value is based on the market price of the Company’s stock on the date of grant and assumes that the target payout level will be achieved. Compensation cost is adjusted quarterly for subsequent changes in the outcome of performance-related conditions until the vesting date.

     A summary of performance-based RSU activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2005	1,154	$40.67
Granted	100	44.59
Vested	—	—
Forfeited	(38)	40.67

Unvested at March 31, 2006	1,216	$40.99

Granted	—	—
Vested	—	—
Forfeited	(12)	40.67

Unvested at June 30, 2006	1,204	$41.00

     No performance-based RSUs were granted during the quarter ended June 30, 2006. The weighted average remaining contractual term for the performance-based RSUs was 0.4 years as of June 30, 2006. There were no performance-based RSUs awarded in the three months ended June 30, 2005.
     Restricted Stock Awards:
     In 2005 and 2004, we awarded restricted common stock to our employees under the 2005 Omnibus Plan and the 2003 Omnibus Plan at no cost to the employees. We have not awarded restricted common stock to our directors. The restricted stock will vest in full on the third anniversary of the date of award, provided the employee remains continuously employed with us. During the vesting period, the recipient of the restricted stock has full voting rights as a stockholder, even though the restricted stock remains subject to transfer restrictions and will generally be forfeited upon termination of employment by the recipient prior to vesting. For the three months ended June 30, 2006, we recorded $7.9 million of stock compensation charges related to restricted stock awards. For the six months ended June 30, 2006, we recorded $10.3 million of stock compensation charges related to restricted stock awards, prior to a first quarter pre-tax cumulative effect catch-up credit of $5.6 million, or $3.8 million after-tax, resulting from the application of an estimated forfeiture rate for prior period unvested restricted stock awards. A summary of restricted stock award activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2005	1,440	$53.87
Granted	—	—
Vested	—	—
Forfeited	(75)	55.76

Unvested at March 31, 2006	1,365	$53.76

Granted	—	—
Vested	—	—
Forfeited	(33)	54.74

Unvested at June 30, 2006	1,332	$53.74

     No restricted common stock was awarded in the three months ended June 30, 2006. The weighted average remaining contractual term for the restricted stock was 1.0 years as of June 30, 2006. The weighted average grant-date fair value of the restricted stock awarded during the quarter ended June 30, 2005 was $38.07.
     Employee Stock Purchase Plan:
     Under the terms of the ESPP, employees can elect to have up to ten percent of their annual compensation (subject to certain dollar limits) withheld to purchase shares of our common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value of the common stock on the enrollment or purchase date. During the three and six months ended June 30, 2006, 0.1 million and 0.3 million shares, respectively, were issued under the ESPP. During the three and six months ended June 30, 2005, 0.1 million and 0.3 million shares, respectively, were issued under the ESPP. We utilize the Black-Scholes model to calculate the fair value of these awards. The fair value plus the 15% discount amount are recognized as compensation expense over the purchase period. In the three and six months ended June 30, 2006, we recorded compensation charges of approximately $2.1 million and $4.8 million, respectively.

     Pro-forma Disclosure
     The following table illustrates the effect on net income and earnings per share if we were to have applied the fair-value based method to account for all stock-based awards for the three and six months ended June 30, 2005 (in thousands, except per share amounts).

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
Net income, as reported	$34,504	$77,964
Stock-based compensation expense included in net income, net of tax	5,442	11,306
Pro forma stock compensation expense, net of tax	(21,232)	(43,585)

Pro forma net income	$18,714	$45,685

Reported basic earnings per share:	$.10	$.23

Pro forma basic earnings per share:	$.06	$.14

Reported diluted earnings per share:	$.10	$.23

Pro forma diluted earnings per share:	$.06	$.13

     The pro-forma amounts and fair value of each option grant were estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the period:

	Three Months	Six Months Ended
	Ended June 30, 2005	June 30, 2005
Expected dividend yield	0%	0%
Expected stock price volatility	35%	35%
Risk-free interest rate	3.7%	4.1%
Expected option life in years	5.4	5.4
7. Income Taxes
     Our effective tax rate was (70.3%) on pre-tax losses for the three months ended June 30, 2006 and 156.2% on pre-tax income before the cumulative effect of accounting change, for the six months ended June 30, 2006, compared to 34.1% and 34.3% for the comparable periods in 2005. Our effective tax rate for the periods ending June 30 differs from the U.S. federal statutory rate primarily due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Statutory Rate	35.0%	35.0%	35.0%	35.0%
State Taxes	(3.6)	4.6	7.9	3.0
Foreign Taxes	12.8	(22.7)	(26.9)	(15.8)
Credits	0.3	(4.7)	(0.9)	(3.3)
Other	(4.2)	(1.0)	6.5	(0.3)
Fair Value Adjustment	(7.1)	22.9	21.2	15.7
IPR&D	(115.4)	0.0	126.5	0.0
Gain on Settlement of Fumapharm License Agreement	11.9	0.0	(13.1)	0.0

	(70.3)%	34.1%	156.2%	34.3%

     Our effective tax rate for the three and six months ended June 30, 2006 varied from the normal statutory rate primarily due to the pre-tax loss resulting from the write-off of non-deductible IPR&D in connection with the acquisitions of Conforma and Fumapharm, the gain on settlement of the Fumapharm license agreement, the impact of state taxes, and non-deductible items such as certain stock-based compensation charges, partially offset by the new domestic manufacturing deduction.
     Our effective tax rate for the three and six months ended June 30, 2005 was lower than the normal statutory rate primarily due to the effect of lower income tax rates (less than 35% U.S. statutory corporate rate) in certain non-U.S. jurisdictions in which we operate, tax credits allowed for research and experimentation expenditures in the U.S., and the new manufacturing deduction, offset by acquisition-related intangible amortization expenses arising from purchase accounting related to foreign jurisdictions.
     We have net operating loss carryforwards and tax credit carryforwards for federal and state income tax purposes available to offset future taxable income. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, other than for tax attributes acquired as part of the Conforma transaction, we anticipate that this annual limitation will result only in a modest delay in the utilization of such net operating loss and tax credits.
8. Other Income (Expense), Net
     Total other income (expense), net, consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income	$26,114	$12,401	$49,671	$28,106
Interest expense	(186)	(2,849)	(479)	(9,760)
Other expense, net	(4,122)	(3,501)	(8,721)	(21,220)

Total other income (expense), net	$21,806	$6,051	$40,471	$(2,874)

     Interest income totaled $26.1 million and $49.7 million, respectively, for the three and six months ended June 30, 2006 compared to $12.4 million and $28.1 million, respectively, for the comparable periods in 2005. The increase in interest income is primarily due to higher cash levels and higher yields on our marketable securities portfolio. Interest income levels that may be achieved in the future are, in part, dependent upon market conditions.
     Interest expense totaled $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2006 compared to $2.8 million and $9.8 million, respectively, for the comparable period of 2005. The decrease in interest expense relates to the repurchase of our senior notes in the second quarter of 2005.
     For the three months ended June 30, 2006, the principal components of other expense, net, were realized losses on investments ($3.3 million), expenses related to legal settlements ($2.1 million) and minority interest expense ($2.1 million), offset by gains on foreign currency ($3.6 million). For the three months ended June 30, 2005, the principal components of other expense, net, were losses on foreign exchange ($5.1 million), offset by gains on currency hedges ($1.3 million).
     For the six months ended June 30, 2006, the principal components of other expense, net, were realized losses on investments ($6.2 million), minority interest expense ($4.1 million), and expenses related to legal settlements ($3.6 million), offset by gains on foreign currency ($5.4 million). For the six months ended June 30, 2005, the principal components of other expense, net, were realized losses on investments ($13.6 million) and losses on foreign currency ($7.5 million).
9. Unconsolidated Joint Business
     Revenues from unconsolidated joint business arrangement consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Copromotion profits	$142,996	$133,718	$267,053	$256,833
Reimbursement of selling and development expenses	15,973	12,074	31,902	24,950
Royalty revenue on sales of RITUXAN outside the U.S.	47,126	39,142	90,521	63,604

	$206,095	$184,934	$389,476	$345,387

     Our royalty revenue on sales of RITUXAN outside the U.S. is based on Roche and Zenyaku’s net sales to third-party customers and is recorded on a cash basis.
     Under the amended and restated collaboration agreement of June 2003, we will receive lower royalty revenue from Genentech on sales by Roche and Zenyaku of any new anti-CD20 products, as compared to royalty revenue received on sales of RITUXAN. The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. For the majority of European countries, the first commercial sale of product occurred in the second half of 1998.
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
     On March 9, 2005, two purported shareholder derivative actions, captioned Carmona v. Mullen, et al. (“Carmona”) and Fink v. Mullen, et al. (“Fink”), were brought in the Superior Court of the State of California, County of San Diego (the “California Court”), on our behalf, against us as nominal defendant, our Board of Directors and our chief financial officer. The plaintiffs derivatively claim breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment against all defendants. The plaintiffs also derivatively claim insider selling in violation of California Corporations Code § 25402 and breach of fiduciary duty and misappropriation of information against certain defendants who sold our securities during the period of February 18, 2004 to the date of the complaints. The plaintiffs allege that the defendants caused and/or allowed us to issue, and conspired, aided and abetted and acted in concert in concealing that we were issuing, false and misleading press releases about the safety of TYSABRI and its financial prospects which resulted in legal claims being asserted against us, irreparable harm to our corporate image, depression of our stock price and impairment of our ability to raise capital. The plaintiffs also allege that certain defendants sold personally owned shares of our stock while in possession of material, undisclosed, adverse information. The plaintiffs seek unspecified damages, treble damages for the purported insider trading in violation of California Corporate Code § 25402, equitable relief including restriction of the defendants’ trading proceeds or other assets, restitution, disgorgement and costs, including attorneys’ fees and expenses. Neither of the plaintiffs made presuit demand on the Board of Directors prior to filing their respective actions. On May 11, 2005, the California Court consolidated the Carmona and Fink cases. On February 3, 2006, plaintiffs filed an amended complaint which, among other amendments to the allegations, added our former general counsel as a defendant. On March 6, 2006, defendants filed a demurrer. On April 28, 2006, the California Court sustained defendants’ demurrer with prejudice and entered final judgment on May 9, 2006. On July 17, 2006, Plaintiffs filed a notice of appeal in the California Court to the Court of Appeal, Fourth Appellate District, Division 1. These purported derivative actions do not seek affirmative relief from the Company. We believe the plaintiffs’ claims lack merit and intend to litigate the dispute vigorously. We are currently unable to determine whether resolution of this matter will have a material adverse impact on our financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of this matter.
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
     Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in certain cases, Biogen Idec, Inc., was named as a defendant in lawsuits filed by the City of New York and numerous counties of the State of New York. All of the cases, except for the County of Erie, County of Nassau, County of Oswego and County of Schenectady cases, are the subject of a Consolidated Complaint (the “Consolidated Complaint”), which was filed on June 15, 2005 in U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456. The County of Nassau, which originally filed its complaint on November 24, 2004, filed an amended complaint on March 24, 2005 and that case is also pending in the U.S. District Court for the District of Massachusetts. The County of Erie, County of Oswego and County of Schenectady cases are currently pending in the Supreme Court of the State of New York. All of the complaints allege that the defendants fraudulently reported the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement, also referred to as Covered Drugs; marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and overcharged Medicaid for illegally inflated Covered Drugs reimbursements. The complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, the Consolidated Complaint and the County of Nassau complaint allege that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements entered into with the Secretary of Health and Human Services, and excluded from their reporting certain drugs offered at discounts and other rebates that would have reduced the “best price.” We, along with the other defendants, have filed a motion to dismiss the Consolidated Complaint and the complaints by the County of Nassau and Couty of Erie. These motions are currently pending. We have not been served with the complaints filed by the County of Oswego and County of Schenectady and, accordingly, we have not yet filed our responses. We intend to defend ourselves vigorously against all of the allegations and claims in these lawsuits. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.
     We, along with several other major pharmaceutical and biotechnology companies, were named as a defendant in a lawsuit filed by the Attorney General of Arizona. The lawsuit was filed in the Superior Court of the State of Arizona on December 6, 2005. The complaint alleges that the defendants fraudulently reported the Average Wholesale Price for certain drugs covered by the State of Arizona’s Medicare and Medicaid programs, and marketed these drugs to providers based on the providers’ ability to collect inflated payments from the government and other third-party payors. The complaint alleges violations of Arizona state law based on consumer fraud and racketeering. The defendants have removed this case to federal court and the Joint Panel on Multi-District Litigation has transferred the case to Multi-District Litigation No. 1456 pending in the U.S. District Court for the District of Massachusetts. The Attorney General of Arizona has moved to remand the case back to the Superior Court for the State of Arizona, and this motion is currently pending. We intend to defend ourselves vigorously against all of the allegations and claims in this lawsuit. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.
     On January 6, 2006, we were served with a lawsuit, captioned United States of America ex rel. Paul P. McDermott v. Genentech, Inc. and Biogen-Idec, Inc., filed in the United States District Court for the District of Maine. The lawsuit was filed by a former employee of our co-defendant Genentech pursuant to the False Claims Act, 31 U.S.C. § 3729 et seq. On December 20, 2005, the U.S. government elected not to intervene. On April 4, 2006, the plaintiff filed his first amended complaint alleging, among other things, that we directly solicited physicians and their staff members to illegally market off-label uses of RITUXAN for treating rheumatoid arthritis, provided illegal kickbacks to physicians to promote off-label uses, trained our employees in methods of avoiding the detection of these off-label sales and marketing activities, formed a network of employees whose assigned duties involved off-label promotion of RITUXAN, intended and caused the off-label promotion of RITUXAN to result in the submission of false claims to the government, and conspired with Genentech to defraud the government. The plaintiff seeks entry of judgment on behalf of the United States of America against the defendants, an award to the plaintiff as relator, and all costs, expenses, attorneys’ fees, interest and other appropriate relief. On May 4, 2006, we filed a motion to dismiss the first amended complaint on the grounds that the court lacks subject matter jurisdiction, the complaint fails to state a claim and the claims were not pleaded with particularity. We intend to defend ourselves vigorously against all of the allegations and claims in this lawsuit. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss. On February 28, 2006, the FDA approved the sBLA for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active RA who have had an inadequate response to one or more TNF antagonist therapies.
     On February 24, 2006, a purported customer of TYSABRI in Louisiana commenced a Petition for Redhibition in the U.S. District Court for the Eastern District of Louisiana, against Biogen Idec and Elan, captioned as Jill Czapla v. Biogen Idec and Elan Pharmaceuticals, Civil Action No. 06-0945. The plaintiff filed this class action lawsuit on behalf of herself and all others similarly situated, specifically “all persons, natural and juridical, who purchased an infusion drug TYSABRI (natalizumab) in Louisiana.” The plaintiff seeks rescission of the sale, return of the purchase price, expenses incidental to the sale, including all medical expenses related to the infusion of TYSABRI in Louisiana, attorneys’ fees and interest, but excludes from the relief sought any damages related to any personal injuries suffered because of the consumption of TYSABRI. Biogen Idec and Elan were served with the lawsuit at the end of May 2006. Plaintiff also filed a Motion to Certify the Class on May 25, 2006. A hearing on the motion presently is set for September 14, 2006. Discovery has not yet begun in this matter, and a trial date has not been set. We intend to defend ourselves vigorously against all of the allegations and claims in this lawsuit. At this stage of the litigation, we cannot make any estimate of potential loss or range of loss.
     In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.
11. Segment Information
     We operate in one segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care. Our chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment. We currently have four products: AVONEX for the treatment of relapsing forms of MS, RITUXAN for the treatment of certain B-cell non-Hodgkin’s lymphomas, or NHLs, and RA, ZEVALIN for the treatment of a certain B-cell NHLs, and TYSABRI for treatment of relapsing forms of MS. We also receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control including sales of RITUXAN outside the U.S.

12. Guarantees
     We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of June 30, 2006.
     In connection with the relocation from leased facilities to our research and corporate campus in San Diego, California, we entered into a lease assignment, in January 2005, with Tanox West, Inc., or Tanox, for a manufacturing facility in San Diego for which we have outstanding lease obligations through September 2008. Under the lease assignment, Tanox was assigned all of our rights, title, and interest in the amended lease and assumed all of the terms, covenants, conditions and obligations required to be kept, performed and fulfilled under the amended lease, including the making of all payments under the amended lease. However, if Tanox were to fail to perform under the lease assignment we would be responsible for all obligations under the amended lease through September 2008. At June 30, 2006, our estimate of the maximum potential of future payments under the amended lease through September 2008 is $10.7 million. Under the lease assignment, Tanox has agreed to indemnify and hold us harmless from and against any and all claims, proceedings and demands and all costs, expenses and liabilities arising out of their performance or failure to perform under the lease assignment.
13. Impairment of Long-Lived Assets
     As of March 31, 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk manufacturing component of our large-scale biologic manufacturing facility in Hillerod, Denmark. Additionally, we added a labeling and packaging component to the project, and determined that we would no longer proceed with the fill-finish component of the large-scale biological manufacturing facility. As a result, in the first quarter of 2005, we recorded an impairment charge to facility impairments and loss on sale of approximately $6.2 million of engineering costs related to the fill-finish component that had previously been capitalized. Such charges are included in research and development expenses.
14. Sale of AMEVIVE
     In April 2006, we sold the worldwide rights to AMEVIVE to Astellas Pharma US, Inc., or Astellas. We received $59.8 million in exchange for the worldwide rights to AMEVIVE and our remaining assets related to AMEVIVE, including inventory, intangible, and fixed assets. Additionally, we entered into an agreement with Astellas for us to continue to manufacture and supply AMEVIVE to them for a period of approximately 11 years. The pre-tax gain on this sale was approximately $2.8 million and is being deferred and recognized over the period of the related supply contract.
15. Sale of Manufacturing Facilities
     NICO
     In February 2006, we sold our NICO clinical manufacturing facility in Oceanside, California, known as NICO. The assets associated with the facility were included in assets held for sale on our condensed consolidated balance sheet as of December 31, 2005. Total consideration for the sale was $29.0 million. In the third and fourth quarters of 2005, we recorded impairment charges of $28.0 million to reduce the carrying value of NICO to its net realizable value. No additional loss resulted from the completion of the sale.
     Certain reserve amounts established in connection with the sale were adjusted during 2006, resulting in credit amounts being reflected in our consolidated statement of operations.
     NIMO
     In June 2005, we sold our large-scale biologics manufacturing facility in Oceanside, California, known as NIMO, along with approximately 60 acres of real property located in Oceanside, California upon which NIMO is located, together with improvements, related property rights, and certain personal property intangibles and contracts at or related to the real property. Total consideration for the purchase was $408.1 million. A loss from this transaction of $75.6 million was recognized, which consisted of an approximately $66.1 million write-down of NIMO to net selling price and approximately $9.5 million of sales and transfer taxes and other associated transaction costs.

16. Severance and Other Restructuring Costs
     In accordance with our comprehensive strategic plan in 2005, we recorded restructuring charges, which consisted primarily of severance and other employee termination costs, including health benefits, outplacements, and bonuses. Other costs include write-downs of certain research assets that will no longer be utilized, consulting costs in connection with the restructuring effort, and costs related to the acceleration of restricted stock, offset by the reversal of previously recognized compensation due to unvested restricted stock cancellations. The remaining costs at June 30, 2006 are included in accrued expenses and other on our condensed consolidated balance sheet.
     Additionally, as discussed in Note 2, Acquisitions, approximately $1.2 million in severance costs was incurred in connection with the acquisition of Conforma. Such costs are included in the table below.
     The components of the charges are as follows (in thousands):

	Remaining	Costs	Paid/Settled	Remaining			Remaining
	Liability at	Incurred	through	Liability at	Costs	Paid/Settled	Liability at
	December 31,	During Q1	March 31,	March 31,	Incurred	in Q2	June 30,
	2005	2006	2006	2006	During Q2 2006	2006	2006
Severance and employee termination costs	$17,426	$687	$(8,571)	$9,542	$1,259	$(3,306)	$7,495
Other costs	31	84	(53)	62	(3)	—	59

	$17,457	$771	$(8,624)	$9,604	$1,256	$(3,306)	$7,554

     We may have additional restructuring charges in future periods. The amounts of those charges cannot be determined at this time.
17. New Accounting Pronouncements
     In February 2006, the FASB issued FSP No. FAS 123(R) – 4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” This FSP addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends SFAS 123(R), so that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require the option or similar instrument to be classified as a liability, unless it becomes probable that the event will occur. This FSP is effective in the first quarter of 2006, the same period we are required to adopt SFAS 123(R). This FSP has not had any impact on our results of operations for the three months ended March 31, 2006, nor do we expect it to have a significant impact in future periods.
     In November 2004, the FASB issued SFAS 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 were effective for inventory costs incurred during our fiscal year beginning on January 1, 2006. We did not experience a significant impact on our results of operations in the second quarter of 2006 as a result of our adoption of SFAS 151. However, we may experience variability in future results of operations due to abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).
     In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments,” or SFAS 155, which amends both SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 allows the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise required bifurcation. SFAS 155 will be effective for fiscal years beginning after September 15, 2006. We do not expect this statement to have any impact on our results of operations.
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
     On July 13, 2006, FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information
     In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. You can identify these forward-looking statements by their use of words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. You also can identify them by the fact that they do not relate strictly to historical or current facts. Reference is made in particular to forward-looking statements regarding the anticipated level of future product sales, royalty revenues, expenses and profits, regulatory approvals, our long-term growth, the development and marketing of additional products, the impact of competitive products, the anticipated outcome of pending or anticipated litigation and patent-related proceedings, our ability to meet our manufacturing needs, the value of investments in certain marketable securities, and our plans to spend additional capital on external business development and research opportunities. Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed in the section entitled “Risk Factors” in Part II of this report and elsewhere in this report. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.
Overview
     Biogen Idec creates new standards of care in oncology, neurology and immunology. As a global leader in the development, manufacturing, and commercialization of novel therapies, we transform scientific discoveries into advances in human healthcare. We currently have four products:
     •AVONEX® (interferon beta-1a). AVONEX is approved for the treatment of relapsing forms of multiple sclerosis, or MS.
     •RITUXAN® (rituximab). RITUXAN is approved worldwide for the treatment of relapsed or refractory low-grade or follicular, CD20-positive, B-cell non-Hodgkin’s lymphomas, or B-cell NHLs. In February 2006, RITUXAN was approved by the U.S. Food and Drug Administration, or FDA, to treat previously untreated patients with diffuse, large B-cell NHL in combination with anthracycline-based chemotherapy regimens. In addition, in February 2006, the FDA approved the supplemental Biologics License Application, or sBLA, for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active rheumatoid arthritis, or RA, who have had an inadequate response to one or more TNF antagonist therapies. We are working with Genentech Inc., or Genentech, and F. Hoffman-La Roche Ltd., or Roche, on the development of RITUXAN in additional oncology and other indications.
     •TYSABRI® (natalizumab). TYSABRI was approved by the FDA in November 2004 to treat relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan Corporation plc, or Elan, voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification. On June 5, 2006, the FDA approved a sBLA for the reintroduction of TYSABRI as a monotherapy treatment for relapsing forms of MS to slow the progression of disability and reduce the frequency of clinical relapses. On June 29, 2006, we and Elan announced that the European Agency for the Evaluation of Medicinal Products, or EMEA, had approved TYSABRI as a similar treatment. In July, 2006, we began to ship TYSABRI in both the United States and Europe.
     •ZEVALIN® (ibritumomab tiuxetan). The ZEVALIN therapeutic regimen, which features ZEVALIN, is a radioimmunotherapy that is approved for the treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell NHL, including patients with RITUXAN relapsed or refractory NHL.
Significant Events
     The significant events that occurred during the six months ended June 30, 2006 were as follows:
•	Reintroduction of TYSABRI: TYSABRI was reapproved for sale in the United States and approved for sale in Europe in June 2006. No revenue was recorded during the three and six months ended June 30, 2006, but we expect to recognize revenue from TYSABRI sales beginning in the third quarter of 2006.

•	Acquisition of Fumapharm AG, or Fumapharm: In June 2006, we completed the acquisition of Fumapharm. The most significant financial statement impact from the purchase was the recognition of an acquired in-process research and development, or IPR&D, charge of approximately $207.4 million. The results of operations of Fumapharm in the quarter were not significant.

•	Acquisition of Conforma Therapeutics Corporation, or Conforma: In May 2006, we completed the acquisition of Conforma. The most significant financial statement impact from the purchase was the recognition of an IPR&D charge of approximately $123.1 million. The results of operations of Conforma in the quarter were not significant.

•	Sale of AMEVIVE: In April 2006, we sold the worldwide rights to AMEVIVE, including inventory on-hand, to Astellas Pharma US, Inc., or Astellas. We will continue to manufacture AMEVIVE and supply this product to Astellas for a period of 11 years. The pre-tax gain on this sale was approximately $2.8 million and is being deferred and recognized over the period of the related supply contract.
     Refer to Note 2, Acquisitions, for discussion of the acquisition of Fumapharm and Conforma.
Results of Operations
Revenues (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Product sales
United States	$265,825	$242,867	$505,890	$497,464
Rest of world	170,256	155,955	336,710	298,942

Total product sales	436,081	398,822	842,600	796,406
Unconsolidated joint business	206,095	184,934	389,476	345,387
Royalties	18,286	21,734	38,847	48,483
Corporate partner	(421)	144	293	3,160

Total revenues	$660,041	$605,634	$1,271,216	$1,193,436

Product Sales (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
AVONEX	$429,377	$381,789	$822,805	$755,374
AMEVIVE	2,460	12,457	10,738	24,473
ZEVALIN	4,440	5,473	9,450	11,510
TYSABRI	(196)	(897)	(393)	5,049

Total product sales	$436,081	$398,822	$842,600	$796,406

An analysis of the sales of AVONEX is as follows (in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
AVONEX
U.S.	$260,643	$229,524	$492,694	$462,372
Rest of world	168,734	152,265	330,111	293,002

Total AVONEX sales	$429,377	$381,789	$822,805	$755,374

     For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, US sales of AVONEX increased $31.1 million, or 13.6%, due, principally, to the impact of price increases and a reduction in discounts associated with a change in patient mix in connection with the introduction of the Medicare Part D prescription drug benefit. For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, U.S. sales of AVONEX increased by $30.3 million, or 6.6%, due to the impact of a price increase and adjustments to rebate and discount levels offset by slightly lower volume.
     For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, international sales of AVONEX increased $16.5 million, or 10.8%, due to overall price increases and, to a lesser extent, overall increases in volume. Foreign exchange accounted for a 4.5% reduction in reported revenues; on a local currency basis, revenue increased 15.3%. For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, international sales of AVONEX increased $37.1 million, or 12.7% due to overall increases in price and, to a lesser extent, overall increases in volume. Foreign exchange accounted for a 5.9% reduction in reported revenues. On a local currency basis, revenue increased 18.6%.

     Product sales from AVONEX represented approximately 98.5% and 95.7% of our total product revenues for the three months ended June 30, 2006 and 2005, respectively. We expect to face increasing competition in the MS marketplace in and outside the U.S. from existing and new MS treatments, including TYSABRI, which may impact sales of AVONEX. We expect future sales of AVONEX to be dependent to a large extent on our ability to compete successfully.
     For the three and six months ended June 30, 2006, AMEVIVE generated product sales of $2.5 million and $10.7 million, of which $0.9 million and $4.8 million was generated in the U.S. For the three and six months ended June 30, 2005, AMEVIVE generated product sales of $12.5 million and $24.5 million, of which $8.8 million and $19.2 million was generated in the U.S. The decrease in current year amounts versus prior year amounts is due to the sale, in April 2006, of our worldwide rights and infrastructure related to sales, production, and marketing of AMEVIVE.
     The decrease in product sales for the three and six months ended June 30, 2006 versus June 30, 2005, related to ZEVALIN is attributable to lower sales volumes in the U.S. Product sales from ZEVALIN represented 1.0% and 1.4% of our total product revenues in the three months ended June 30, 2006 and 2005, respectively.
     In November 2004, TYSABRI was approved by the FDA as a treatment for relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification. In the US, prior to the suspension, we sold TYSABRI to Elan who then distributed TYSABRI to third party distributors and other customers. In the first quarter of 2005, our revenue associated with sales of TYSABRI was $5.9 million, which consisted of revenue from sales that occurred prior to our voluntary suspension. Sales from TYSABRI represent 1% of our total revenues in the first quarter of 2005. As of March 31, 2005, and in connection with the voluntary suspension of TYSABRI, we recorded an allowance for sales returns of approximately $9.0 million related to product sold in the first quarter of 2005, which represented our best estimate of expected returns from our customers. On June 5, 2006, the FDA approved a sBLA for the reintroduction of TYSABRI as a monotherapy treatment for relapsing forms of MS to slow the progression of disability and reduce the frequency of clinical relapses. On June 29, 2006, we and Elan announced that the European Agency for the Evaluation of Medicinal Products, or EMEA, had approved TYSABRI as a similar treatment. In July, 2006, we began to ship TYSABRI in both the United States and Europe.
     Additionally, as of March 31, 2005, we deferred $14.0 million in revenue related to sales to Elan of TYSABRI. Although we have been paid for the shipments, under our revenue recognition policy we have deferred revenue recognition as Elan had not shipped the product as of June 30, 2006.
     See also the risks affecting revenues described in “Risk Factors — Our Revenues Rely Significantly on a Limited Number of Products” and “Risk Factors — Safety Issues with TYSABRI Could Significantly Affect our Growth.”
     Reserves for discounts and allowances
     At June 30, 2006, our allowance for product returns was $15.0 million. This is a component of our total allowance for returns, rebates, discounts, and other of $65.1 million. At June 30, 2006, our total allowance for returns, rebates, discounts, and other was approximately 4.5% of total current assets and less than 1% of total assets. On a quarterly basis, we analyze our estimates for expected expense for returns, rebates, discounts and other quarterly, based primarily on historical experience updated for changes in facts and circumstances, as appropriate.
     During the three months ended June 30, 2006, we recorded a charge of $6.9 million related to our allowance for expired products. The charge is included in our total reductions in revenue for the three months of $63.1 million and was calculated based on an analysis of our experience in relation to expired products. Additionally, we recorded an increase to goodwill of $5.4 million related to increasing reserve levels at the time of our merger with Biogen Inc. in 2003. We determined an historical rate for returns based on volumes of returns and the amount of credit granted to the returning distributor. Based on the analysis, we determined that the charge of $6.9 million and the increase to goodwill were required to be added to existing reserve levels. The $6.9 million charge relates largely to prior years and arises from applying higher return rates than we had historically applied. We have determined that, in accordance with APB 28, “Interim Financial Reporting” paragraph 29, that the charge is an error but one that is not material to the current period or current year. Additionally, we have determined that the error is not material to any prior year and that the error associated with the increase to goodwill was not material.
     For the three and six months ended June 30, 2006, we recorded $63.1 million and $121.9 million, respectively, in our condensed consolidated statements of income related to sales returns and allowances, discounts, and rebates, compared to $54.2 million and $108.0 million, respectively, for the comparable periods in 2005. In the three and six months ended June 30, 2006, the amount of product returns was approximately 0.9% and 1.3%, respectively, of product revenue for all our products, compared to 1.0% and 2.0%, respectively, for the comparable periods in 2005. Product returns, which is a component of allowances for returns, rebates, discounts, and other allowances, were $4.0 million and $11.3 million for the three and six months ended June 30, 2006, respectively, compared to $4.1 million and $16.1 million for the comparable periods in 2005.
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
     Under the terms of separate sublicense agreements between Genentech and Roche, commercialization of RITUXAN outside the U.S. is the responsibility of Roche, except in Japan where Roche copromotes RITUXAN in collaboration with Zenyaku Kogyo Co. Ltd., or Zenyaku. There is no direct contractual arrangement between us and Roche or Zenyaku.
     Revenue from unconsolidated joint business consists of our share of pretax copromotion profits, which is calculated by Genentech, and includes reimbursement of our RITUXAN-related sales force and development expenses, and royalty revenue from sales of RITUXAN outside the U.S. by Roche and Zenyaku. Copromotion profit consists of U.S. sales of RITUXAN to third-party customers net of discounts and allowances and less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling and marketing expenses, and joint development expenses incurred by Genentech and us.
     Under the amended and restated collaboration agreement, our current pretax copromotion profit-sharing formula for the U.S., is as follows:

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
     In both 2006 and 2005, the 40% threshold was met during the first quarter. For each calendar year or portion thereof following the approval date of the first new anti-CD20 product, the pretax copromotion profit-sharing formula for RITUXAN and other anti-CD20 products sold by us and Genentech will change to the following:

Copromotion	New Anti-CD20 U.S.	Biogen Idec’s Share
Operating Profits	Gross Product Sales	of Copromotion Profits
First $50 million (1)	N/A	30%

Greater than $50 million	Until such sales exceed $150 million in any calendar year(2)	38%

	Or

	After such sales exceed $150 million in any calendar year and until such sales exceed $350 million in any calendar year (3)	35%

	Or

	After such sales exceed $350 million in any calendar year (4)	30%

(1)	– not applicable in the calendar year the first new anti-CD20 product is approved if $50 million in copromotion operating profits has already been achieved in such calendar year through sales of RITUXAN.

(2)	– if we are recording our share of RITUXAN copromotion profits at 40%, upon the approval date of the first new anti-CD20 product, our share of copromotion profits for RITUXAN and the new anti-CD20 product will be immediately reduced to 38% following the approval date of the first new anti-CD20 product until the $150 million new product sales level is achieved.

(3)	– if $150 million in new product sales is achieved in the same calendar year the first new anti-CD20 product receives approval, then the 35% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year. Once the $150 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years’ (after the first $50 million in copromotion operating profits in such years) will be 35% until the $350 million new product sales level is achieved.

(4)	– if $350 million in new product sales is achieved in the same calendar year that $150 million in new product sales is achieved, then the 30% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year (or January 1 of the second following calendar year if the first new anti-CD20 product receives approval and, in the same calendar year, the $150 million and $350 million new product sales levels are achieved). Once the $350 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years’ will be 30%.
     Copromotion profits consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Product revenues, net	$525,369	$450,348	$1,002,347	$890,897
Costs and expenses	167,879	116,053	322,213	236,314

Copromotion profits	$357,490	$334,295	$680,134	$654,583

Biogen Idec’s share of copromotion profits	$142,996	$133,718	$267,053	$256,833

     The amount of our share of copromotion profits for the three and six months ended June 30, 2006 was primarily due to higher sales for RITUXAN.
     Revenues from unconsolidated joint business consist of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Biogen Idec’s share of copromotion profits	$142,996	$133,718	$267,053	$256,833
Reimbursement of selling and development expenses	15,973	12,074	31,902	24,950
Royalty revenue on sales of RITUXAN outside the U.S.	47,126	39,142	90,521	63,604

	$206,095	$184,934	$389,476	$345,387

     Reimbursement of selling and development expenses increased for both the three and six months of 2006 versus 2005, primarily due to the expansion of the oncology sales force and development costs we incurred mainly related to the development of RITUXAN for RA.
     Our royalty revenue on sales of RITUXAN outside the U.S. is based on Roche and Zenyaku’s net sales to third-party customers and is recorded on a cash basis. Royalty revenues from sales of RITUXAN outside the U.S. increased approximately $8.0 million and $26.9 million during the three and six months ended June 30, 2006, which is primarily related to increased penetration of the market. A $11.3 million royalty credit was claimed by Genentech in the three months ended March 31, 2005, which we have settled and have agreed to pay. This amount is accrued in our consolidated balance sheet as of June 30, 2006.

     Under the amended and restated collaboration agreement, we will receive lower royalty revenue from Genentech on sales by Roche and Zenyaku of new anti-CD20 products, as compared to royalty revenue received on sales of RITUXAN. The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. For the majority of European countries, the first commercial sale of product occurred in the second half of 1998.
     Total unconsolidated joint business revenue represented 31.2% and 30.6% of our total revenues for the three and six months ended June 30, 2006, respectively, as compared to 30.5% and 28.9% for the comparable periods in 2005, respectively.
Royalty Revenue
     We receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control. Our royalty revenues on sales of RITUXAN outside the U.S. are included in “Unconsolidated joint business.” For the three and six months ended June 30, 2006, we earned approximately $18.3 million and $38.8 million in royalty revenues, respectively, as compared to approximately $21.7 million and $48.5 million in comparable periods in 2005. Royalty revenues represent approximately 3% of total revenues for the three and six months ended June 30, 2006 compared to 4% of total revenues for the three and six months ended June 30, 2005.
     Royalty revenues may fluctuate as a result of fluctuations in sales levels of products sold by our licensees from quarter to quarter due to the timing and extent of major events such as new indication approvals or government-sponsored programs.
Corporate Partner Revenues
     Corporate partner revenues consist of contract revenues and license fees. Corporate partner revenues totaled ($0.4) million and $0.3 million for the three and six months ended June 30, 2006, which represented less than 1% of total revenues for the three and six months ended June 30, 2006. Corporate partner revenue totaled $0.1 million and $3.2 million in the three and six months ended June 30, 2005, representing less than 1% of total revenues for both periods.
Cost of Product Revenues, excluding Amortization of Intangibles
     Cost of product revenues by product are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product	2006	2005	2006	2005

AVONEX	$62,141	$52,781	$117,733	$110,004
AMEVIVE	2,020	15,334	9,807	28,561
ZEVALIN	10,494	2,275	12,655	6,337
TYSABRI	2,405	(146)	3,257	23,823

Cost of product revenues, excluding amortization of intangibles	$77,060	$70,244	$143,452	$168,725

     The cost of product revenue for AVONEX increased $9.4 million, or 17.7%, from $52.8 million for the three months ended June 30, 2005 to $62.1 million for the three months ended June 30, 2006, in line with sales level. The cost of product revenue for AVONEX increased $7.7 million, or 7.0%, from $110.0 million for the six months ended June 30, 2005 to $117.7 million for the six months ended June 30, 2006, in line with sales level.
     The cost of product revenue for AMEVIVE decreased $13.3 million, or 86.8% from $15.3 million for the three months ended June 30, 2005 to $2.0 million for the three months ended June 30, 2006, reflecting the decline in sales levels associated with the disposition of our worldwide rights in April 2006. The cost of product revenue for AMEVIVE decreased $18.8 million, or 65.7% from $28.6 million for the six months ended June 30, 2005 to $9.8 million for the six months ended June 30, 2006, also reflecting the decline in sales levels associated with the disposition of our worldwide rights in April 2006.
     The cost of product revenue for ZEVALIN increased $8.2 million, or 361%, from $2.3 million for the three months ended June 30, 2005 to $10.5 million for the three months ended June 30, 2006, primarily due to failed production runs in 2006. The cost of product revenue for ZEVALIN increased $6.3 million, or 99.7%, from $6.3 million for the six months ended June 30, 2005 to $12.7 million for the six months ended June 30, 2006, primarily due to the failed production runs that occurred in the second quarter of 2006.

     TYSABRI
     We capitalize inventory costs associated with our products prior to regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized.
     In the first quarter of 2006, in light of expectations of the re-introduction of TYSABRI, we began a new manufacturing campaign. TYSABRI currently has an approved shelf life of up to 48 months. Based on our sales forecasts for TYSABRI, we fully expect the carrying value of the TYSABRI inventory to be realized. As of June 30, 2006, $22.1 million and $0.1 million of TYSABRI inventory is included in work in process and finished goods, respectively. As of December 31, 2005, there was no TYSABRI inventory on our condensed consolidated balance sheet.
     We manufactured TYSABRI during the first and second quarter of 2005 and completed our scheduled production of TYSABRI during July 2005. Because of the uncertain future commercial availability of TYSABRI at the time, and our inability to predict to the required degree of certainty that TYSABRI inventory would be realized in commercial sales prior to the expiration of its shelf life, we expensed $23.2 million of costs related to the manufacture of TYSABRI in the first quarter of 2005 to cost of product revenues. At the time of production, the inventory was believed to be commercially saleable. During 2005, as we worked in the second quarter with clinical investigators to understand the possible risks of PML, we charged the costs related to the manufacture of TYSABRI to research and development expense. As we sell TYSABRI, we will recognize lower than normal cost of sales due to the amounts written-off.
     Valuation of Inventory
     We wrote-down the following unmarketable inventory, which was charged to cost of product revenues (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

AVONEX	$3,380	$738	$3,634	$9,545
AMEVIVE	––	7,125	2,433	14,288
ZEVALIN	3,177	678	3,177	2,580
TYSABRI	2,194	––	2,805	23,200

	$8,751	$8,541	$12,049	$49,613

     The write-downs for the three and six months ended June 30, 2006 and 2005, respectively, were the result of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

New components for alternative presentations	$––	$––	$––	$8,417
Failed quality specifications	7,866	7,708	10,910	15,260
Excess and/or obsolescence	885	833	1,139	2,736
Costs for voluntary suspension of TYSABRI	––	––	––	23,200

	$8,751	$8,541	$12,049	$49,613

Research and Development Expenses
     Research and development expenses totaled $162.0 million and $179.8 million in the three months ended June 30, 2006 and 2005, respectively, a decrease of $17.8 million, or 10%. Of the quarterly decrease, $18.1 million is a result of salary and benefits expense savings from our comprehensive strategic plan initiated in the third quarter of 2005. An additional $16.2 million of the decrease is due to reduced expenses for clinical trials, primarily those relating to TYSABRI and AMEVIVE. These decreased expenses were offset by $5.6 million of increased expenses relating to our joint development programs. For the three months ended June 30, 2006, approximately $17.4 million of share-based compensation is included in research and development expenses in connection with the adoption of FAS 123(R) in 2006. For the three months ended June 30, 2006, share-based compensation expense included in research and development, computed under APB 25 was $11.3 million.
     Research and development expenses totaled $307.9 million and $358.6 million in the six months ended June 30, 2006 and 2005, respectively, a decrease of $50.7 million, or 14%. Of the decrease, $35.7 million is a result of salary and benefits expense savings from our comprehensive strategic plan. An additional $25.2 million of the decrease is due to reduced expenses for clinical trials, primarily those relating to TYSABRI and AMEVIVE. These decreased expenses were offset by $10.8 million of increased expenses relating to our joint development programs. For the six months ended June 30, 2006, approximately $28.7 million of share-based compensation is included in research and development expenses in connection with the adoption of FAS 123(R) in 2006. For the six months ended June 30, 2006, share-based compensation expense included in research and development, computed under APB 25 was $18.3 million.
     Included in research and development expenses for the six months ended June 30, 2005, was $6.2 million in asset impairment charges related to the fill-finish component of our Hillerod manufacturing facility.

Acquired In-Process Research and Development, or IPR&D
     During the three months ended June 30, 2006, we recognized $330.5 million in expense related to IPR&D. Of this amount, $207.4 million related to acquired IPR&D from the acquisition of Fumapharm and $123.1 million related to acquired IPR&D from the acquisition of Conforma.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $170.3 million for the three months ended June 30, 2006 compared to $155.8 million in the comparable period in 2005, an increase of $14.5 million, or 9%. Expenses increased $11.5 million due to international neurology sales and marketing activities, primarily in the EU, as sales and marketing expenses related to TYSABRI grew, $5.1 million for increased rheumatology sales and marketing activities as we began building our sales force for RITUXAN in RA, and $3.9 million for salary and benefits for general and administrative personnel. This was offset by a $7.0 million decrease in immunology marketing and sales, primarily due to the AMEVIVE divestiture. For the three months ended June 30, 2006, approximately $24.2 million of share-based compensation is included in selling, general and administrative expenses in connection with the adoption of SFAS 123(R) in 2006. For the three months ended June 30, 2006, share-based compensation expense included in selling, general and administrative expense, computed under APB 25 was $16.6 million.
     Selling, general and administrative expenses totaled $324.7 million for the six months ended June 30, 2006 compared to $314.2 million in the comparable period in 2005, an increase of $10.5 million, or 3%. Expenses increased $17.1 million due to international neurology sales and marketing activities increasing, primarily in the EU, as sales and marketing expenses related to TYSABRI grew, $10.0 million for increased rheumatology sales and marketing activities as we began building our sales force for RITUXAN in RA, $5.6 million for salary and benefits for general and administrative personnel, and $4.6 million due to increased legal expenses relating primarily to stock-based compensation and TYSABRI. These increases were offset by an $11.8 million decrease in immunology marketing and sales, primarily due to the AMEVIVE divestiture, $15.1 million for US neurology sales and marketing expense related primarily to expense savings from our comprehensive strategic plan. For the six months ended June 30, 2006, approximately $42.5 million of share-based compensation is included in selling, general and administrative expenses in connection with the adoption of FAS 123(R) in 2006. For the six months ended June 30, 2006, share-based compensation expense included in selling, general and administrative expense, computed under APB 25 was $27.8 million.
     We anticipate that total selling, general, and administrative expenses in 2006 will continue to be higher than 2005 due to sales and marketing and other general and administrative expenses to support AVONEX and TYSABRI, and legal expenses related to lawsuits, investigations and other matters resulting from the suspension of TYSABRI.
Severance and Other Restructuring Costs
     In accordance with our comprehensive strategic plan in 2005, we recorded restructuring charges, which consist primarily of severance and other employee termination costs, including health benefits, outplacements, and bonuses. Other costs include write-downs of certain research assets that will no longer be utilized, consulting costs in connection with the restructuring effort, and costs related to the acceleration of restricted stock, offset by the reversal of previously recognized compensation due to unvested restricted stock cancellations. The remaining costs at June 30, 2006 are included in accrued expenses and other on our condensed consolidated balance sheet.
     Additionally, as discussed in Note 2, Acquisitions, approximately $1.2 million in severance costs was incurred in connection with the acquisition of Conforma. Such costs are included in the table below.
     The components of the charges are as follows (in thousands):

	Remaining	Costs	Paid/Settled	Remaining	Costs		Remaining
	Liability at	Incurred	through	Liability at	Incurred	Paid/Settled	Liability at
	December 31,	During Q1	March 31,	March 31,	During Q2	in Q2	June 30,
	2005	2006	2006	2006	2006	2006	2006
Severance and employee termination costs	$17,426	$687	$(8,571)	$9,542	$1,259	$(3,306)	$7,495
Other costs	31	84	(53)	62	(3)	—	59

	$17,457	$771	$(8,624)	$9,604	$1,256	$(3,306)	$7,554

     We may have additional restructuring charges in future periods. The amounts of those charges cannot be determined at this time.
Amortization of Intangible Assets
     For the three and six months ended June 30, 2006, we recorded amortization expense of $76.3 million and $147.0 million compared to $77.1 million and $152.8 million for the comparable period in 2005 related to intangible assets.
     We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If future events or circumstances indicate that the carrying value of these assets may not be recoverable, we may be required to record additional charges to our results of operations.
Facility Impairments and Loss on Sale
     In June 2005, we sold our large-scale biologics manufacturing facility in Oceanside, California, known as NIMO, along with approximately 60 acres of real property located in Oceanside, California upon which NIMO is located, together with improvements, related property rights, and certain personal property intangibles and contracts at or related to the real property. Total consideration for the purchase was $408.1 million. A loss from this transaction of $75.6 million was recognized, which consisted of an approximately $66.1 million write-down of NIMO to net selling price and approximately $9.5 million of sales and transfer taxes and other associated transaction costs.
     As of March 31, 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk manufacturing component of our large-scale biologic manufacturing facility in Hillerod, Denmark. Additionally, we added a labeling and packaging component to the project, and determined that we would no longer proceed with the fill-finish component of the large-scale biological manufacturing facility. As a result, in the first quarter of 2005, we recorded an impairment charge to facility impairments and loss on sale of approximately $6.2 million of engineering costs related to the fill-finish component that had previously been capitalized. Such charges are included in research and development expenses.
     NICO
     In February 2006, we sold our NICO clinical manufacturing facility in Oceanside, California, known as NICO. The assets associated with the facility were included in assets held for sale on our condensed consolidated balance sheet as of December 31, 2005. Total consideration for the sale was $29.0 million. In the third and fourth quarters of 2005, we recorded impairment charges of $28.0 million to reduce the carrying value of NICO to its net realizable value. No additional loss resulted from the completion of the sale.
     Certain reserve amounts established in connection with the sale were adjusted during 2006, resulting in credit amounts being reflected in our consolidated statement of operations.
Gain on Settlement of License Agreement
     A gain of $34.2 million was recognized coincident with the acquisition of Fumapharm in accordance with EITF 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination. The gain related to the settlement of a previous collaboration agreement between Fumapharm and us. The collaboration agreement in question had been entered into in October 2003 and required payments to Fumapharm of certain royalty amounts. The market rate for such payments was determined to have increased due, principally, to the increased technical feasibility of BG-12. The gain relates, principally, to the difference between the royalty rates at the time the agreement was entered into as compared to the rates at the time the agreement was effectively settled by virtue of our acquisition of Fumapharm.
Other Income (Expense), Net
     Total other income (expense), net, consists of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income	$26,114	$12,401	$49,671	$28,106
Interest expense	(186)	(2,849)	(479)	(9,760)
Other expense, net	(4,122)	(3,501)	(8,721)	(21,220)

Total other income (expense), net	$21,806	$6,051	$40,471	$(2,874)

     Interest income totaled $26.1 million and $49.7 million, respectively, for the three and six months ended June 30, 2006 compared to $12.4 million and $28.1 million, respectively, for the comparable periods in 2005. The increase in interest income is primarily due to higher cash levels and higher yields on our marketable securities portfolio. Interest income levels that may be achieved in the future are, in part, dependent upon market conditions.
     Interest expense totaled $0.2 million and $0.5 million, respectively, for the three and six months ended June 30, 2006 compared to $2.8 million and $9.8 million, respectively, for the comparable period of 2005. The decrease in interest expense relates to the repurchase of our senior notes in the second quarter of 2005.
     Other expense, net, for the three months ended June 30, 2006 versus the prior year increased $0.6 million, principally reflecting a $8.6 million increase in gains on foreign exchange, offset by a $3.6 million increase in losses on security sales, a $2.1 million increase in minority interest expense, a $1.5 million increased loss on hedging, and a $2.1 million increase in expense due to a legal settlement. Other expense, net, for the six months ended June 30, 2006 versus the prior year decreased $12.5 million, principally reflecting a $12.8 million increase in gains on foreign exchange and an $7.4 million increased gain on security sales, offset by a $4.1 million increase in minority interest expense, a $2.2 million increased loss on hedging, and a $3.6 million increase in expense due to a legal settlement.

Share-Based Payments
     Our share-based compensation programs consist of share-based awards granted to employees including stock options, restricted stock, performance share units and restricted stock units, or “RSUs,” as well as our employee stock purchase plan, or ESPP.
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
     The fair value of performance based stock units is based on the market price of our stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation expense is adjusted for subsequent changes in the outcome of performance-related conditions until the vesting date. In the three and six months ended June 30, 2006, we recorded share-based compensation expense and cost associated with the SFAS 123(R) adoption as follows (in thousands):

	Three months ended June 30, 2006			Six months ended June 30, 2006
	Stock options	Restricted Stock		Stock options &	Restricted Stock
	& ESPP	and RSUs	Total	ESPP	and RSUs	Total
Research and development	$6,411	$10,946	$17,357	$11,324	$17,345	$28,669
Selling, general and administrative	8,262	15,977	24,239	16,742	25,788	42,530

Total	$14,673	$26,923	$41,596	$28,066	$43,133	$71,199

Pre-tax cumulative effect catch-up			––			(5,574)

Pre-tax effect of share-based compensation			$41,596			$65,625

     For the three and six months ended June 30, 2006, we capitalized costs of $1.3 million and $1.7 million associated with share-based compensation to inventory and fixed assets.
     In the second quarter of 2006, we recorded pre-tax share-based compensation cost associated with the SFAS 123(R) adoption and the restricted stock units of $41.6 million. In the six months ended June 30, 2006, we recorded pre-tax share-based compensation cost and expense of $65.6 million. This expense is net of a cumulative effect pre-tax adjustment of $5.6 million, or $3.8 million after-tax, resulting from the application of an estimated forfeiture rate for current and prior period unvested restricted stock awards.
     For the current quarter, share-based compensation reduced diluted earnings per share by $0.08. For the six months ended June 30, 2006, share-based compensation reduced diluted earnings per share by $0.13. See Note 6, Share-Based Payments, for prior period pro-forma data and additional discussion.
Income Tax Provision
     Our effective tax rate was (70.3%) on pre-tax losses for the three months ended June 30, 2006 and 156.2% on pre-tax income before the effect of cumulative accounting change for the six months ended June 30, 2006, compared to 34.1% and 34.3% for the comparable periods in 2005. Our effective tax rate for the periods ending June 30 differs from the U.S. federal statutory rate primarily due to the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Statutory Rate	35.0%	35.0%	35.0%	35.0%
State Taxes	(3.6)	4.6	7.9	3.0
Foreign Taxes	12.8	(22.7)	(26.9)	(15.8)
Credits	0.3	(4.7)	(0.9)	(3.3)
Other	(4.2)	(1.0)	6.5	(0.3)
Fair Value Adjustment	(7.1)	22.9	21.2	15.7
IPR&D	(115.4)	0.0	126.5	0.0
Gain on Settlement of Fumapharm License Agreement	11.9	0.0	(13.1)	0.0

	(70.3)%	34.1%	156.2%	34.3%

     Our effective tax rate for the three and six months ended June 30, 2006 varied from the normal statutory rate primarily due to the pre-tax loss resulting from the write-off of non-deductible IPR&D in connection with the acquisitions of Conforma and Fumapharm, the gain on settlement of the Fumapharm license agreement, the impact of state taxes, and non-deductible items such as certain stock-based compensation charges, partially offset by the new domestic manufacturing deduction.
     Our effective tax rate for the three and six months ended June 30, 2005 was lower than then normal statutory rate primarily due to the effect of lower income tax rates (less than 35% U.S. statutory corporate rate) in certain non-U.S. jurisdictions in which we operate, tax credits allowed for research and experimentation expenditures in the U.S., and the new manufacturing deduction, offset by acquisition-related intangible amortization expenses arising from purchase accounting related to foreign jurisdictions.
     We have net operating loss carryforwards and tax credit carryforwards for federal and state income tax purposes available to offset future taxable income. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, other than for tax attributes acquired as part of the Conforma transaction, we anticipate that this annual limitation will result only in a modest delay in the utilization of such net operating loss and tax credits.

Liquidity and Capital Resources
Financial Condition
     Our financial condition is summarized as follows (in thousands);

	June 30,	December 31,
	2006	2005
Cash and Cash Equivalents	$345,104	$568,168
Marketable Securities – Short Term	368,670	282,585
Marketable Securities – Long Term	1,417,482	1,204,378

	2,131,256	2,055,131

Working Capital	$949,758	$1,035,045

Outstanding Borrowings	$44,526	$43,444
     Until required for operations, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and U.S. government instruments and other readily marketable debt instruments in accordance with our investment policy.
     Our operating activities generated $339.6 million of cash for the six months ended June 30, 2006, as compared to $441.6 million for the six months ended June 30, 2005.
     We have financed our operating and capital expenditures principally through cash flows from our operations. We expect to finance our current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. Our working capital and capital requirements will depend upon numerous factors, including:
•	the continued commercial success of AVONEX and RITUXAN and, to a lesser extent, ZEVALIN;

•	the commercial success of TYSABRI;

•	the timing and expense of obtaining regulatory approvals for products in development;

•	the cost of launching new products, and the success of those products;

•	funding and timing of payments related to several significant capital projects;

•	the progress of our preclinical and clinical testing;

•	fluctuating or increasing manufacturing requirements and research and development programs;

•	levels of resources that we need to devote to the development of manufacturing, sales and marketing capabilities, including resources devoted to the marketing of AVONEX, RITUXAN, ZEVALIN, TYSABRI and future products;

•	technological advances;

•	status of products being developed by competitors;

•	our ability to establish collaborative arrangements with other organizations;

•	and working capital required to satisfy the options of holders of our senior notes and subordinated notes who may require us to repurchase their notes on specified terms or upon the occurrence of specified events.
     In connection with the strategic plan that we announced in September 2005, we intend to commit significant additional capital to external research and development opportunities. To date, we have financed our external growth initiatives through existing cash resources. We expect to finance our future growth initiative requirements either through existing cash resources or a combination of existing cash resources and debt financings.
     Operating activities
     The cash provided by operations during the six months ended June 30, 2006 was $339.6 million, compared to $441.6 million for the six months ended June 30, 2005. The decrease reflects higher underlying earnings cash-based earnings reduced by uses of cash to finance higher working capital. Specifically, although lower inventory balances were a use of funds of $23.6 million, other working capital changes were uses of funds: increased accounts receivable balances were a use of funds of $20.9 million, increased joint venture receivables were a use of funds of $23.8 million and reductions in accounts payable, current taxes payable and accrued liabilities were a use of cash of $82.6 million.

     Investing activities
     Our investing activities used cash of $657.6 million in the six months ended June 30, 2006 compared to generating $1,023.0 million in the six months ended June 30, 2005. This was due to the net purchase of marketable securities and payments related to the acquisitions of Fumapharm (approximately $215.5 million) and Conforma (approximately $147.8 million). In the prior year, proceeds from investments had been a source of cash of $780.7 million and proceeds from sales of property, plant and equipment were $408.1 million.
     Financing activities
     Cash generated from financing activities during the six months ended June 30, 2006 was $94.3 million compared to a use of cash of $1,035.7 million in the six months ended June 30, 2005 due to the use of cash for the repurchase of senior notes in 2005 and significantly lower treasury purchases in the current year.
     Borrowings
     As of June 30, 2006, our remaining indebtedness under our subordinated notes was approximately $44.5 million.
     Commitments
     In August 2004, we restarted construction of our large-scale biologic manufacturing facility in Hillerod, Denmark. In March 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk-manufacturing component of our large-scale biologic manufacturing facility in Hillerod, Denmark. Additionally, we added a labeling and packaging component to the project. We also determined that we would no longer proceed with the fill-finish component of our large-scale biological manufacturing facility in Hillerod, Denmark. The original cost of the project was expected to be $372.0 million. As of June 30, 2006, we had committed approximately $234.8 million to the project, of which $208.6 million had been paid. We expect the label and packaging facility to be substantially completed in 2006 and licensed for operation in 2007.
     The timing of the completion and anticipated licensing of the Hillerod facility is in part dependent upon market acceptance of TYSABRI. See “Risk Factors — Safety Issues with TYSABRI Could Significantly Affect our Growth.” Now that TYSABRI has been approved we are in the process of evaluating our requirements for TYSABRI inventory and additional manufacturing capacity in light of the approved label and our judgment of the potential market acceptance of TYSABRI in MS, and the probability of obtaining marketing approval of TYSABRI in additional indications in the US, EU and other jurisdictions.
     Share Repurchase Program
     In October 2004, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock will provide us with treasury shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program will expire no later than October 4, 2006. We did not repurchase a significant amount of shares under this program for the six months ended June 30, 2006. Approximately 11.9 million shares remain authorized for repurchase under this program at June 30, 2006.
Off-Balance Sheet Arrangements
     We do not have any significant relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Legal Matters
Please refer to Note 10, Litigation, for a discussion of legal matters as of June 30, 2006.
New Accounting Standards
Please refer to Note 17, New Accounting Pronouncements, for a discussion of new accounting standards.
CRITICAL ACCOUNTING ESTIMATES
     We incorporate by reference the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. Significant judgments and/or updates to the policies since December 31, 2005 are included below.
Share-Based Payments
     Our share-based compensation programs consist of share-based awards granted to employees including stock options, restricted stock, performance share units and restricted stock units, as well as our ESPP.

     As discussed in Note 6, Share-Based Payments, effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) – Share-Based Payment, or SFAS 123(R). This Statement requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. Prior to January 1, 2006, we accounted for stock options using the intrinsic value method. This method measures share-based compensation expense as the amount by which the market price of the stock on the date of grant exceeds the exercise price. We had not recognized any significant share-based compensation expense under this method related to stock options in recent years because we granted stock options at the market price as of the date of grant.
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
     The fair value of the first and second quarters of 2006 stock option grants were estimated on the date of grant using a Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Q1 2006	Q2 2006
Expected dividend yield	0%	0%
Expected stock price volatility	34.8%	34.8%
Risk-free interest rate	4.35%	5.03%
Expected option life in years	4.87	4.87
Per share grant date fair value	$16.82	$17.71
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
Inventory
     Capitalization of Inventory Costs
     We capitalize inventory costs associated with our products prior to regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. We consider numerous attributes in evaluating whether the costs to manufacture a particular product should be capitalized as an asset. We assess the regulatory approval process and where the product stands in relation to that approval process including any known constraints and impediments to approval, including safety, efficacy and potential labeling restrictions. We evaluate our anticipated research and development initiatives and constraints relating to the particular product and the indication in which it will be used. We consider our manufacturing environment including our supply chain in determining logistical constraints that could possibly hamper approval or commercialization. We consider the shelf life of the product in relation to the expected timeline for approval and we consider patent related or contract issues that may prevent or cause delay in commercialization. We are sensitive to the significant commitment of capital to scale up production and to launch commercialization strategies. We also base our judgment on the viability of commercialization, trends in the marketplace and market acceptance criteria. Finally, we consider the reimbursement strategies that may prevail with respect to the product and assess the economic benefit that we are likely to realize. We would be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies.
     Valuation of Inventory
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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Our market risks, and the ways we manage them, are summarized in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes in the first six months of 2006 to such risks or our management of such risks.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act) as of June 30, 2006. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Changes in Internal Control over Financial Reporting
     We have not made any changes in our internal control over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
     The section entitled “Litigation” in “Notes to Condensed Consolidated Financial Statements” in Part I of this report is incorporated into this item by reference.
Item 1A. Risk Factors
     Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed below and elsewhere in this report. You should understand that it is not possible to predict or identify all risk factors. Consequentially, you should not consider the risks listed below to be a complete set of all potential risks or uncertainties. Although we believe that the risks described below represent all material risks currently applicable to our business, additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition and results of operations.
     Several of the risks described below have been updated to reflect our receipt in June 2006 of marketing authorization for TYSABRI in the United States and Europe and the associated changes in the risks relating to TYSABRI. Changes to the descriptions of the risks should not be considered an admission by us that any particular change was or was not material.
Our Revenues Rely Significantly on a Limited Number of Products.
     Our current and future revenues depend substantially upon continued sales of our commercial products. Revenues related to sales of two of our products, AVONEX and RITUXAN, represented approximately 96% of our total revenues in three months ended June 30, 2006. We cannot assure you that AVONEX or RITUXAN will continue to be accepted in the U.S. or in any foreign markets or that sales of either of these products will not decline in the future. A number of factors may affect market acceptance of AVONEX, RITUXAN and our other products, including:

•	the perception of physicians and other members of the health care community of their safety and efficacy relative to that of competing products;

•	patient and physician satisfaction with these products;

•	the effectiveness of our sales and marketing efforts and those of our marketing partners and licensees in the U.S., the EU and other foreign markets;

•	the size of the markets for these products;

•	unfavorable publicity concerning these products or similar drugs;

•	the introduction, availability and acceptance of competing treatments, including TYSABRI;

•	the availability and level of third party reimbursement;

•	adverse event information relating to any of these products;

•	changes to product labels to add significant warnings or restrictions on use;

•	the success of ongoing development work on RITUXAN and new anti-CD20 product candidates;

•	the continued accessibility of third parties to vial, label, and distribute these products on acceptable terms;

•	the unfavorable outcome of patent litigation related to any of these products;

•	the ability to manufacture commercial lots of these products successfully and on a timely basis; and

•	regulatory developments related to the manufacture or continued use of these products.
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
Safety Issues with TYSABRI Could Significantly Affect our Growth.
     TYSABRI was approved by the FDA in November 2004 to treat relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI. We also suspended dosing in all clinical trials of TYSABRI. These decisions were based on reports of cases of progressive multifocal leukoencephalopathy, or “PML,” an opportunistic viral infection of the brain that usually leads to death or severe disability in patients treated with TYSABRI in clinical studies. We and Elan conducted a safety evaluation of patients treated with TYSABRI in MS, Crohn’s disease and RA clinical studies. The safety evaluation included the review of any reports of potential PML in MS patients receiving TYSABRI in the commercial setting. In October 2005, we completed the safety evaluation and found no new confirmed cases of PML. Three confirmed cases of PML were previously reported, two of which were fatal.
     In June 2006, the FDA approved a supplemental Biologics License Application, or sBLA, for the reintroduction of TYSABRI as a monotherapy treatment for relapsing forms of MS to slow the progression of disability and reduce the frequency of clinical relapses. The FDA granted approval for reintroduction based on a review of TYSABRI clinical trial data; revised labeling with enhanced safety warnings; and a risk management plan (TOUCH Prescribing Program) designed to inform physicians and patients of the benefits and risks of TYSABRI treatment and minimize the potential risk of PML. Because of the increased risk of PML, TYSABRI monotherapy is generally recommended for patients who have had an inadequate response to, or are unable to tolerate, alternate MS therapies. Elements of the TOUCH Prescribing Program include:

•	revised labeling with a prominent boxed warning of the risk of PML; and warnings against concurrent use of TYSABRI with chronic immunosuppressant or immunomodulatory therapies, and patients who are immunocompromised due to HIV, hematological malignancies, organ transplants or immunosuppressive therapies;

•	mandatory enrollment for all prescribers, central pharmacies, infusion centers and patients who wish to prescribe, distribute, infuse, or receive, respectively, TYSABRI;

•	controlled, centralized distribution only to authorized infusion centers;

•	mandatory FDA-reviewed educational tools for patients and physicians, including a patient medication guide, TOUCH enrollment form and a monthly pre-infusion checklist;

•	ongoing assessment of PML risk and overall safety; and

•	a 5,000 patient cohort observational study over five years.
     In June 2006, we and Elan also received approval from the European Commission to market TYSABRI as a treatment for relapsing remitting MS to delay the progression of disability and reduce the frequency of relapses. TYSABRI is indicated as a single disease modifying therapy in highly active relapsing remitting MS for patients with high disease activity despite treatment with a beta-interferon or in patients with rapidly evolving severe relapsing remitting MS.
     The success of any reintroduction into the U.S. market and launch in the EU will depend upon acceptance of TYSABRI by the medical community and patients, which cannot be certain given the significant restrictions on use and the significant safety warnings in the label. Any significant lack of acceptance of TYSABRI by the medical community or patients would materially affect our growth and impact various aspects of our business and our plans for the future. This could result in, among other things, material write-offs of inventory, intangible assets or goodwill, impairment of capital assets, and additional reductions in our workforce.
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
     In addition, a number of companies, including us, are working to develop products to treat MS that may in the future compete with AVONEX. TYSABRI will compete with the products listed above, including AVONEX. AVONEX also faces competition from off-label uses of drugs approved for other indications. Some of our current competitors are also working to develop alternative formulations for delivery of their products, which may in the future compete with AVONEX.
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
We are Subject to Risks Related to the Products that We Manufacture
     We manufacture and expect to continue to manufacture our own commercial requirements of bulk AVONEX, and TYSABRI and the ZEVALIN bulk antibody. Our inability to manufacture successfully bulk product and to maintain regulatory approvals of our manufacturing facilities would harm our ability to produce timely sufficient quantities of commercial supplies of AVONEX, ZEVALIN and TYSABRI to meet demand. Problems with manufacturing processes could result in product defects or manufacturing failures, which could require us to delay shipment of products, recall, or withdraw products previously shipped, or impair our ability to expand into new markets or supply products in existing markets. Any such problem would be exacerbated by unexpected demand for our products. In June 2005, we sold our large-scale manufacturing facility in Oceanside, California to Genentech. We previously had planned to use the Oceanside facility to manufacture TYSABRI and other commercial products. We currently manufacture TYSABRI at our manufacturing facility in Research Triangle Park, North Carolina, or RTP. We are proceeding with construction of the bulk manufacturing component of our large-scale biologic manufacturing facility in Hillerod, Denmark and have added a labeling and packaging component to the project. Our plans with respect to the Hillerod large-scale manufacturing facility are, in part, dependent upon the market acceptance of TYSABRI. See “Risk Factors — Safety Issues with TYSABRI Could Significantly Affect our Growth.” We expect that we will be able to meet foreseeable manufacturing needs for TYSABRI from our large-scale manufacturing facility in RTP.
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
Our Revenues Depend on Payment and Reimbursement from Third Party Payors, and, to the Extent that Payment or Reimbursement for Our Products Is Reduced, this Could Negatively Impact Our Product Sales and Revenue.
     Sales of our products are dependent, in large part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other organizations. U.S. and foreign government regulations mandating price controls and limitations on patient access to our products impact our business and our future results could be adversely affected by changes in such regulations.
     In the U.S., many of our products are subject to increasing pricing pressures. Such pressures may increase as a result of the Medicare Prescription Drug Improvement and Modernization Act of 2003. Managed care organizations as well as Medicaid and other government health administration authorities continue to seek price discounts. Government efforts to reduce Medicaid expenses may continue to increase the use of managed care organizations. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products. In addition, some states have implemented and other states are considering price controls or patient-access constraints under the Medicaid program and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid eligible. Other matters also could be the subject of U.S. federal or state legislative or regulatory action that could adversely affect our business, including the importation of prescription drugs that are marketed outside the U.S. and sold at lower prices as a result of drug price regulations by the governments of various foreign countries.
     We encounter similar regulatory and legislative issues in most other countries. In the EU and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. This international patchwork of price regulations may lead to inconsistent prices and some third party trade in our products from markets with lower prices — thereby undermining our sales in some markets with higher prices.
     When a new medical product is approved, the availability of government and private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our product candidates.

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
     A number of factors pertaining to our corporate governance discourage a takeover attempt that might be viewed as beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example:
•	we are subject to Section 203 of the Delaware General Corporation Law, which provides that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in Section 203;

•	our stockholder rights plan is designed to cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors;

•	our board of directors has the authority to issue, without a vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of common stock;

•	our amended and restated collaboration agreement with Genentech provides that, in the event we undergo a change of control, Genentech may present an offer to us to purchase our rights to RITUXAN. We must then accept Genentech’s offer or purchase Genentech’s rights to RITUXAN. If Genentech presents such an offer, then they will be deemed concurrently to have exercised a right, in exchange for a share in the operating profits or net sales in the U.S. of any other anti CD-20 products developed under the agreement, to purchase our interest in each such product. The rights of Genentech described in this paragraph may limit our attractiveness to potential acquirers;

•	our collaboration agreement with Elan provides Elan with the option to buy the rights to TYSABRI in the event that we undergo a change of control, which may limit our attractiveness to potential acquirers;

•	our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year;

•	advance notice is required for nomination of candidates for election as a director and for proposals to be brought before an annual meeting of stockholders; and

•	our bylaws provide that, until November 12, 2006, the affirmative vote of at least 80% of our board of directors (excluding directors who are serving as an officer or employee) is required to remove James C. Mullen as our Chief Executive Officer and President.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
A summary of our stock repurchase activity for the three and six months ended June 30, 2006 is set forth in the table below:
Issuer Purchases of Equity Securities

				Total number of
				shares purchased as		Number of shares
	Total number of			part of publicly		that may yet be
	shares purchased		Average price paid	announced program		purchased under our
Period	(#)(a)		per share ($)	(#)(a)		program (#)
Q1	8,040	(b)	$45.56	8,040	(b)	11,908,360
Q2	––		$––	––		11,908,360

Total – six months ended 30 June 2006	8,040	(b)	$45.56	8,040	(b)	11,908,360

(a)	In October 2004, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock. This repurchase program will expire no later than October 4, 2006. We publicly announced the repurchase program in our press release dated October 27, 2004 which was furnished to (and not filed with) the SEC as Exhibit 99.1 of our Current Report of Form 8-K filed on October 27, 2004.

(b)	All of these shares are shares that were used by certain employees to pay the exercise price of their stock options in lieu of paying cash or utilizing our cashless option exercise program.
Item 4. Submission of Matters to Vote of Security Holders
We held our Annual Meeting of Stockholders on May 25, 2006. The following proposals were voted upon at the meeting:
     (a) A proposal to elect Lawrence C. Best, Alan B. Glassberg, Robert W. Pangia and William D. Young as directors to serve for a three year term ending in 2009 and until their successors are duly elected and qualified was approved with the following vote:

Director	For	Withheld
Lawrence C. Best	291,406,165	8,367,938
Alan B. Glassberg	290,158,168	9,615,935
Robert W. Pangia	295,143,569	4,630,534
William D. Young	260,968,612	38,805,491
     (b) A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved with 294,849,418 votes for, 3,259,208 votes against, and 1,665,477 abstentions. There were no broker non-votes for this proposal.
     (c) A proposal to approve the Company’s 2006 Non-Employee Directors Equity Plan was approved with 179,542,711 votes for, 68,198,612 votes against, 2,021,462 abstentions, and 50,011,318 broker non-votes.
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

August 9, 2006	BIOGEN IDEC INC.
/s/ Peter N. Kellogg
Peter N. Kellogg
Executive Vice President, Finance and Chief Financial Officer