Form 10-Q
period 2006-09-30
BIOGEN IDEC INC
filed 2006-11-09
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares of the registrant’s Common Stock, $0.0005 par value, outstanding as of November 3, 2006, was 337,126,790 shares.

BIOGEN IDEC INC.
FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2006

PART I
BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Product	$475,096	$391,366	$1,317,696	$1,187,773
Unconsolidated joint business	203,820	181,597	593,296	526,984
Royalty	21,867	23,117	60,714	71,600
Corporate partner	2,709	131	3,002	3,290

Total revenues	703,492	596,211	1,974,708	1,789,647

Costs and expenses:
Cost of product revenues, excluding amortization of acquired intangible assets	65,742	88,358	209,195	257,083
Cost of royalty revenues	1,050	1,203	3,085	3,179
Research and development	211,033	227,039	518,910	579,357
Selling, general and administrative	168,153	161,410	492,833	475,637
Amortization of acquired intangible assets	60,011	75,990	206,978	228,746
Acquired in-process research and development	—	—	330,520	—
Facility impairments and loss (gain) on sale	175	21,046	(923)	102,904
Gain on settlement of license agreement	—	—	(34,192)	—

Total costs and expenses	506,164	575,046	1,726,406	1,646,906

Income from operations	197,328	21,165	248,302	142,741
Other income (expense), net	22,319	11,192	62,790	8,318

Income before income tax expense and cumulative effect of accounting change	219,647	32,357	311,092	151,059
Income tax expense	63,048	5,172	205,916	45,910

Income before cumulative effect of accounting change	156,599	27,185	105,176	105,149
Cumulative effect of accounting change, net of income tax	—	—	3,779	—

Net income	$156,599	$27,185	$108,955	$105,149

Basic earnings per share:
Income before cumulative effect of accounting change	$0.46	$0.08	$0.31	$0.31
Cumulative effect of accounting change, net of income tax	—	—	0.01	—

Basic earnings per share	$0.46	$0.08	$0.32	$0.31

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.45	$0.08	$0.30	$0.31
Cumulative effect of accounting change, net of income tax	—	—	0.01	—

Diluted earnings per share	$0.45	$0.08	$0.31	$0.31

Shares used in calculating:
Basic earnings per share	338,021	336,536	339,527	334,819

Diluted earnings per share	344,754	340,859	345,999	346,581

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$414,594	$568,168
Marketable securities	246,425	282,585
Accounts receivable, net	282,519	265,742
Due from unconsolidated joint business	157,319	141,059
Deferred tax assets	44,966	41,242
Inventory	155,119	182,815
Other current assets	74,614	78,054
Assets held for sale	9,601	58,416

Total current assets	1,385,157	1,618,081

Marketable securities	1,372,772	1,204,378
Property and equipment, net	1,246,116	1,174,396
Intangible assets, net	2,795,620	2,975,601
Goodwill	1,153,980	1,130,430
Investments and other assets	232,913	264,061

	$8,186,558	$8,366,947

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,822	$99,780
Deferred revenue	6,730	16,928
Taxes payable	139,728	200,193
Accrued expenses and other	285,730	266,135

Total current liabilities	495,010	583,036

Notes payable	45,074	43,444
Long-term deferred tax liability	653,433	762,282
Other long-term liabilities	98,167	72,309

Commitments and contingencies (Notes 7, 10 and 12)

Shareholders’ equity:
Convertible preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	173	173
Additional paid-in capital	8,260,886	8,206,911
Accumulated other comprehensive loss	(17,876)	(13,910)
Deferred stock-based compensation	—	(42,894)
Accumulated deficit	(954,991)	(1,021,644)

	7,288,192	7,128,636
Less treasury stock, at cost	393,318	222,760

Total shareholders’ equity	6,894,874	6,905,876

	$8,186,558	$8,366,947

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$108,955	$105,149
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation and amortization of fixed and intangible assets	288,653	304,684
Acquisition of in process research and development	330,520	—
Gain on settlement of license agreement	(34,192)	—
Stock-based compensation	102,059	19,465
Non-cash interest expense and amortization of investment premium	623	26,728
Deferred income taxes	(79,777)	(132,211)
Realized loss on sale of marketable securities	2,420	2,983
Write-down of inventory to net realizable value	12,608	65,714
Facility impairments and (gain) loss on sale	(923)	102,904
Impairment of property, plant and equipment	—	3,067
Impairment of investments and other assets	5,021	32,124
Tax benefit from stock options	(12,293)	—
Changes in assets and liabilities, net:
Accounts receivable	(18,845)	11,497
Due from unconsolidated joint business	(16,260)	(4,092)
Inventory	(22,973)	(42,167)
Other assets	3,527	11,166
Accrued expenses and other current liabilities	(64,871)	99,188
Deferred revenue	(12,969)	4,908
Other long-term liabilities	8,180	3,656

Net cash flows provided by operating activities	599,463	614,763

Cash flows from investing activities:
Purchases of marketable securities	(1,597,263)	(1,122,712)
Proceeds from sales and maturities of marketable securities	1,468,097	1,536,475
Proceeds from sale of AMEVIVE	59,800	—
Payments for acquisition of Fumapharm, net of cash acquired	(215,468)	—
Payments for acquisition of Conforma, net of cash acquired	(147,783)	—
Acquisitions of property, plant and equipment	(133,840)	(215,950)
Proceeds from sale of property, plant and equipment	35,942	408,130
Purchases of other investments	(5,580)	(117,258)

Net cash flows provided by (used in) investing activities	(536,095)	488,685

Cash flows from financing activities:
Purchase of treasury stock	(320,268)	(322,590)
Issuance of treasury stock for stock-based compensation arrangements	86,838	88,041
Change in cash overdrafts	(11,145)	(35,439)
Tax benefit from stock options	12,293	—
Repurchase of senior notes	—	(746,415)
Loan proceeds from joint venture partner	15,304	—

Net cash flow used in financing activities	(216,978)	(1,016,403)

Net increase (decrease) in cash and cash equivalents	(153,610)	87,045
Effect of exchange rate changes on cash and cash equivalents	36	—
Cash and cash equivalents, beginning of the period	568,168	209,447

Cash and cash equivalents, end of the period	$414,594	$296,492

Supplemental cash flow disclosures:
Cash paid during the period for tax liabilities	$322,764	$57,112

Cash paid during the period for interest	$—	$38,018

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
     Basis of Presentation
     In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of our financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2005. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.
     The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
     Principles of Consolidation
     The consolidated financial statements include our financial statements and those of our wholly-owned subsidiaries, as well as joint ventures in Italy and Switzerland, in which we are the primary beneficiary. We also consolidate a limited partnership investment, in which we are the majority investor. All material intercompany balances and transactions have been eliminated.
     TYSABRI Status
     TYSABRI® (natalizumab) was initially approved by the U.S. Food and Drug Administration, or FDA, in November 2004 to treat relapsing forms of multiple sclerosis, or MS, to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan Corporation plc, or Elan, voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification. In addition, we suspended dosing in clinical studies of TYSABRI in MS, Crohn’s disease, and rheumatoid arthritis, or RA. These decisions were based on reports of cases of progressive multifocal leukoencephalopathy, or PML, a rare brain infection that usually causes death or severe disability, in patients treated with TYSABRI in clinical studies
     In March 2006, we and Elan began an open-label, multi-center safety extension study of TYSABRI monotherapy in the U.S. and internationally. On June 5, 2006, we and Elan announced the FDA’s approval of the supplemental Biologics License Application, or sBLA, for the reintroduction of TYSABRI as a monotherapy treatment for relapsing forms of MS to slow the progression of disability and reduce the frequency of clinical relapses. On June 29, 2006, we and Elan announced that the European Agency for the Evaluation of Medicinal Products, or EMEA, had approved TYSABRI as a similar treatment. In July 2006, we began to ship TYSABRI in both the United States and Europe. During the three months ended September 30, 2006, we recognized revenue of $18.7 million related to TYSABRI, of which $4.7 million related to product shipments during the period. An additional $14.0 million of revenue was recognized during the period related to shipments made in 2005 and was recognized in accordance with our revenue recognition policy, as discussed below.
     Inventory
     Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are charged to research and development expense when consumed.
     The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials	$43,329	$44,417
Work in process	92,953	107,987
Finished goods	18,837	30,411

Total inventory	$155,119	$182,815

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
     As of September 30, 2006, the carrying value of our inventory did not include any costs associated with products that had not yet received regulatory approval.
     TYSABRI
     We manufactured TYSABRI during the first and second quarter of 2005 and completed our scheduled production of TYSABRI during July 2005. Because of the uncertain future commercial availability of TYSABRI at the time, and our inability to predict to the required degree of certainty that TYSABRI inventory would be realized in commercial sales prior to the expiration of its shelf life, we expensed $23.2 million of costs related to the manufacture of TYSABRI in the first quarter of 2005 to cost of product revenues. At the time of production, the inventory was believed to be commercially saleable. During 2005, as we worked with clinical investigators to understand the possible risks of PML, we charged the costs related to the manufacture of TYSABRI to research and development expense. As a result, we expensed $21.5 million related to the manufacture of TYSABRI to research and development expense during 2005. As of December 31, 2005, there was no carrying value of TYSABRI inventory on our consolidated balance sheet.
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

     As of September 30, 2006, $31.6 million and $0.3 million of TYSABRI inventory value is included in work in process and finished goods, respectively. In addition, we have product on hand that was expensed due to the uncertainties described above but which is available to fill future orders. The approximate cost of such product, based on its cost of manufacture, was $40.6 million. As we sell TYSABRI we will recognize lower than normal cost of product revenues and, therefore, higher margins, in the near future as we ship the inventory that was written off.
     TYSABRI currently has an approved shelf life of up to 48 months and, based on our sales forecasts for TYSABRI, we expect the carrying value of the TYSABRI inventory to be realized.
     Valuation of Inventory
     We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If subsequent information indicates the actual realizable value is less than that estimated by us, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs may be required. This periodic review may lead us to expense costs associated with the manufacture of TYSABRI or other inventory in subsequent periods.
     Our products are subject to strict quality control and monitoring throughout the manufacturing process. Periodically, certain batches or units of product may no longer meet quality specifications or may become unusable based on expiration date. This would require write-downs of commercial inventory that does not meet quality specifications or becomes obsolete. In all cases this product inventory is written-down to its net realizable value.
     We have written-down the following unmarketable inventory, which was charged to cost of product revenues (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
AVONEX®	$630	$583	$4,083	$10,128
AMEVIVE®	—	9,059	2,433	23,346
ZEVALIN®	110	6,460	3,287	9,040
TYSABRI®	—	—	2,805	23,200

	$740	$16,102	$12,608	$65,714

     The write-downs for the three and nine months ended September 30, 2006 and 2005, respectively, were the result of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
New components for alternative presentations	$—	$—	$—	$8,417
Failed quality specifications	384	4,537	11,113	19,796
Excess and/or obsolescence	356	11,565	1,495	14,301
Costs for voluntary suspension of TYSABRI	—	—	—	23,200

	$740	$16,102	$12,608	$65,714

     Intangible Assets and Goodwill
     In connection with our merger with Biogen, Inc. on November 12, 2003, or the Merger, we recorded intangible assets related to patents, trademarks, and core technology as part of the purchase price. These intangible assets were recorded at fair value, and at September 30, 2006 and December 31, 2005 are net of accumulated amortization and impairments. Intangible assets related to out-licensed patents and core technology are amortized over their estimated useful lives, ranging from 12 to 20 years, based on the greater of straight-line method or economic consumption each period. These amortization costs are included in “Amortization of acquired intangible assets” in the accompanying consolidated statements of income. Intangible assets related to trademarks have indefinite lives, and as a result are not amortized, but are subject to review for impairment. We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

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
     During the three months ended September 30, 2006, we recognized $46.7 million of amortization on core technology intangible assets. The AVONEX component of this amount was computed on the straight-line method as it was determined that, beginning in the three months ended September 30, 2006, the amortization of the intangible asset would be higher on the straight-line method than on the economic consumption method that had been applied previously.
     As of September 30, 2006 and December 31, 2005, intangible assets and goodwill, net of accumulated amortization and impairment charges and adjustments, were as follows (in thousands):

	Estimated	Historical	Accumulated
September 30, 2006:	Life	Cost	Amortization	Net
Out-licensed patents	12 years	$578,000	$138,880	$439,120
Core/developed technology	15 - 20 years	3,000,882	712,254	2,288,628
Trademarks & tradenames	Indefinite	64,000	—	64,000
In-licensed patents	14 years	3,000	411	2,589
Assembled workforce	4 years	1,400	117	1,283

Total		$3,647,282	$851,662	$2,795,620

Goodwill	Indefinite	$1,153,980	$—	$1,153,980

	Estimated	Historical	Accumulated
December 31, 2005:	Life	Cost	Amortization	Adjustments	Net
Out-licensed patents	12 years	$578,000	$102,756	$—	$475,244
Core/developed technology	15-20 years	2,984,000	542,407	7,993	2,433,600
Trademarks & tradenames	Indefinite	64,000	—	—	64,000
In-licensed patents	14 years	3,000	243	—	2,757

Total		$3,629,000	$645,406	$7,993	$2,975,601

Goodwill	Indefinite	$1,151,105	$—	$20,675	$1,130,430

     As discussed in Note 2, Acquisitions and Collaboration Agreements, core/developed technology, goodwill and assembled workforce increased by $26.4 million, $18.5 million, and $1.4 million, respectively, as a result of the acquisition of entities in the second quarter of 2006. During the three months ended June 30, 2006, we recorded an increase to goodwill of $5.4 million to increase reserves for product returns at the time of our merger with Biogen Inc. in 2003. During the third quarter of 2006, in connection with the calculation of the purchase price allocation of Fumapharm, we reduced goodwill by approximately $2.0 million.
     Revenue Recognition
     Product Revenues
     We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectibility is reasonably assured; and title and the risks and rewards of ownership have transferred to the buyer.
     Except for revenues from sales of TYSABRI in the U.S., revenues from product sales are recognized when product is shipped and title and risk of loss has passed to the customer, typically upon delivery. Sales of TYSABRI in the U.S. are recognized on the “sell-through” model, that is, upon shipment of the product by Elan to the customer. The timing of distributor orders and shipments can cause variability in earnings.
     Revenues are recorded net of applicable allowances for returns, patient assistance, trade term discounts, Medicaid rebates, Veteran’s Administration rebates, managed care discounts and other applicable allowances. Included in our consolidated balance sheets at September 30, 2006 and December 31, 2005 are allowances for returns, rebates, discounts and other allowances which totaled $61.7 million and $52.7 million, respectively.

     At September 30, 2006, our allowance for product returns, which is a component of allowances for returns, rebates, discounts, and other allowances, was $15.9 million. At September 30, 2006, total reserves for product returns were approximately 1.2% of total current assets and less than 0.2% of total assets. We prepare our estimates of product returns based primarily on historical experience updated for changes in facts and circumstances, as appropriate.
     During the three months ended June 30, 2006, we recorded an increase in our allowance for expired products of $12.3 million to correct for prior period errors. This increase in the allowance was recorded through an out of period reduction in net product revenue of $6.9 million and an increase in goodwill of $5.4 million. We identified and quantified the errors through an analysis of the historical rate for returns based on volumes of returns and the amount of credit granted to the returning distributors in past periods. At the time of merger with Biogen Inc. in 2003, Biogen Inc. had understated its allowance for expired product by an estimated $5.4 million due to an incorrect methodology applied in calculating its reserve balance. Had we identified this error at the time of the merger, the recorded goodwill would have been approximately $5.4 million higher than has been previously reflected. This methodology was in error because it did not use known information in determining critical assumptions used in the basis of calculation. Our application of this incorrect methodology in the post-merger period resulted in understating this reserve by an additional $6.9 million. In all cases, the correctly calculated rate of return is less than one percent of related gross product revenues. We have determined that, in accordance with APB 28, Interim Financial Reporting paragraph 29, this out of period correction is not material to the current year. Additionally, we have determined that the error at the merger date is not material to any prior period balance sheet amounts and the error in the post-merger period is not material to any prior period reported amounts.
     For the three and nine months ended September 30, 2006 we recorded $58.5 million and $180.4 million, respectively, in our consolidated statement of income related to sales returns and allowances, rebates, discounts and other allowances, compared to $59.1 million and $167.0 million, respectively for the comparable periods in 2005. In the three and nine months ended September 30, 2006, the amount of these allowances was approximately 12.3% and 13.7%, respectively, of product revenue for all our products, compared to 15.1% and 14.1%, respectively, for the comparable periods in 2005. Product returns, which is a component of allowances for returns, rebates, discounts, and other allowances, were $8.7 million and $30.7 million for the three and nine months ended September 30, 2006, and $4.0 million and $20.1 million for the comparable periods in 2005.
     The increase in product returns expense for the three months ended September 30, 2006, as compared to the same period in 2005, is primarily a result of higher returns experience. The increase in expense for product returns for the nine months ended September 30, 2006, as compared to the same period in 2005, is primarily a result of the increases to the reserve discussed above and higher returns experience in the current year. Additionally, in the prior year, the expense included $9.7 million due to the voluntary suspension of TYSABRI. Product returns in the three and nine months ended September 30, 2006 included $3.0 and $9.7 million, respectively, related to product sales made prior to 2006. Of these amounts, $2.3 million was in reserves at December 31, 2005.
     TYSABRI
     During the third quarter of 2006, we began to sell TYSABRI in both the U.S. and Europe. Under the terms of our agreement with Elan, we manufacture TYSABRI. Furthermore, in the U.S., we sell TYSABRI to Elan who distributes it and co-markets it in collaboration with us.
     For sales to Elan in the U.S., we recognize revenue upon Elan’s shipment of the product to the customer. The sales price to Elan in the U.S. is predetermined and is set on a quarterly basis, prospectively, in a manner that approximates an equal sharing of the collaboration gross margin between Elan and us. In addition to the sharing of gross margin, both parties share equally in the collaboration operating costs. Elan’s reimbursement of our operating costs is reflected as a reduction in the reported amounts of the respective line items, generally research and development and selling, general and administrative costs, within our consolidated statement of operations.
     For sales outside of the U.S., we market and distribute TYSABRI and record revenue at the time of product shipment. For these sales, both parties share equally in the net pre-tax profits of the collaboration. Additionally, we reimburse Elan for 100% of the royalty, distribution, selling and other costs Elan incurs on behalf of the collaboration. The equal sharing of the collaboration pre-tax profits and our reimbursement to Elan of their operating costs are reflected in the reported amounts of the respective line items, generally cost of product revenues, excluding amortization of acquired intangible assets and selling, general and administrative costs, within our consolidated statement of operations.

     Prior to the suspension of TYSABRI in 2005, we shipped product to Elan and recognized revenue in accordance with the policy described above. Accordingly, as of March 31, 2005, we deferred $14.0 million in revenue from Elan related to sales of TYSABRI that had not yet been shipped by Elan. This amount was paid by Elan during 2005, and was recognized as revenue during the third quarter of 2006 as the uncertainty about the ultimate disposition of the product was eliminated during the period.
     As of September 30, 2006, Elan owed us $28.0 million, representing reimbursable commercialization and development expenses incurred by us. This amount is included in other current assets on our consolidated balance sheet.
     Revenues from Unconsolidated Joint Business
     Revenues from unconsolidated joint business consist of our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech Inc., or Genentech, reimbursement from Genentech of our RITUXAN-related sales force and development expenses, and royalties from Genentech for sales of RITUXAN® (rituximab) outside the U.S. by F. Hoffman LaRoche, or Roche, and Zenyaku Kogyo Co. Ltd., or Zenyaku. Under the copromotion arrangement, all U.S. sales of RITUXAN and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our amended and restated collaboration agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking U.S. net sales of RITUXAN to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses, and joint development expenses incurred by Genentech and us. We record royalty revenue on sales of RITUXAN outside the U.S. on a cash basis.
     Royalty Revenues
     We receive royalty revenues under license agreements with a number of third parties that sell products based on technology we have developed or to which we have rights. The license agreements provide for the payment of royalties to us based on sales of the licensed product. We record these revenues based on estimates of the sales that occurred during the relevant period. The relevant period estimates of sales are based on interim data provided by licensees and analysis of historical royalties we have received (adjusted for any changes in facts and circumstances, as appropriate). We maintain regular communication with our licensees in order to obtain information to develop reasonable estimates. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period which they become known, typically the following quarter. Historically, adjustments have not been material based on actual amounts received from licensees. There are no future performance obligations on our part under these license agreements. To the extent we do not have sufficient ability to accurately estimate revenue, we record revenue on a cash basis.
     Research and Development Expenses
     Research and development expenses consist of upfront fees and milestones paid to collaborators and expenses incurred in performing research and development activities including salaries and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, share-based compensation expense, contract services, and other outside expenses. Research and development expenses are expensed as incurred. We have entered into certain research agreements in which we share expenses with our collaborator. We have entered into other collaborations where we are reimbursed for work performed on behalf of our collaboration partners. We record these costs as research and development expenses. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments by the collaborator for their share of the development effort as a reduction of research and development expense. If the arrangement is a reimbursement of research and development expenses, we record the reimbursement as corporate partner revenue.
     Acquired In-Process Research and Development
     Acquired in-process research and development, or IPR&D, represents the fair value assigned to research and development projects that we acquire which have not been completed at the date of acquisition and which have no future alternative use. Accordingly, the fair value of such projects is recorded as research and development expense as of the acquisition date.
     The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to present value. The revenue and costs projections used to value IPR&D were, as applicable, reduced based on the probability of developing a new drug. Additionally, the projections considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on management’s estimates of cost of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were based on estimated cost of capital calculations.
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
     Reclassifications
     Certain reclassifications of prior year amounts have been made to conform to current year presentation.
     Share-Based Payments
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004) — Share-Based Payment, or SFAS 123(R), which requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. See Note 6, Share-Based Payments, for a complete discussion on our accounting for share-based payments.
     Assets Held For Sale
     We consider certain real property and certain other miscellaneous assets as held for sale, where they meet the criteria of held for sale under SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.
     In April 2006, we sold the worldwide rights and other assets of AMEVIVE for $59.8 million, including $43.7 million of inventory on hand, to Astellas Pharma US, Inc. As of December 31, 2005, our AMEVIVE assets held for sale included $8.0 million, net, related to intangible assets, and $5.4 million, of property, plant and equipment, net, and were reported separately in current assets on the consolidated balance sheet. The pre-tax gain on this sale of approximately $2.8 million was deferred and is being recognized over the period of a related long-term supply contract.
     In February 2006, we sold our clinical manufacturing facility, known as NICO, in Oceanside, California to Genentech. The assets associated with the facility were included in assets held for sale on our consolidated balance sheet as of December 31, 2005. Total consideration was $29.0 million. In the third and fourth quarters of 2005, we recorded impairment charges of $12.9 million and $15.1 million, respectively, for a total charge of $28.0 million to reduce the carrying value of NICO to its net realizable value. No additional loss resulted from completion of the sale.
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

2. Acquisitions and Collaboration Agreements
     During 2006, we acquired two entities, Fumapharm AG, or Fumapharm, and Conforma Therapeutics Corporation, or Conforma. Additionally, we entered into three collaborations: with mondoBIOTECH AG, or mondo, Alnylam Pharmaceuticals, Inc., or Alnylam, and UCB, S.A., or UCB.
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
     As part of the acquisition, we agreed to pay $220.0 million, of which $218.0 million was paid at closing and $2.0 million was retained and will be paid upon satisfaction of customary representations and warranties. We agreed to additional payments of: i) $15.0 million upon achievement of certain regulatory approvals, and ii) up to an additional $300.0 million in the event that annual and cumulative sales targets, as defined, are achieved. The $2.0 million retention amount has been accrued on our consolidated balance sheet as of September 30, 2006.
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

Purchase Price Allocation
Current assets	$6.5
IPR&D	207.4
Core technology	16.9
Developed technology	9.5
Goodwill	18.5
Other assets	1.2
Deferred tax liabilities	(2.8)
Other liabilities	(2.7)

$254.5

Consideration and Gain
Consideration	$220.0
Gain on settlement of license agreement	34.2
Transaction costs	0.3

$254.5

     During the third quarter of 2006, in connection with the calculation of the purchase price allocation, we made adjustments to increase the amounts assigned to inventory and revenue rebates, which are current assets. The net effect of the two adjustments was a reduction in goodwill of approximately $2.0 million. The purchase price allocation is considered preliminary as we are currently evaluating certain executory contracts to determine whether the contracted services will be required. We expect to complete the purchase price allocation during the fourth quarter of 2006.
     The amount allocated to IPR&D projects relates to the development of BG-12. BG-12 recently received positive results from a Phase II study of its efficacy and safety for patients with relapsing-remitting MS. We expect to incur approximately an additional $130 million to complete the project. The estimated revenues from BG-12 are expected to be recognized beginning in 2011. A discount rate of 12% was used to value the project, which we believe to be commensurate with the stage of development and the uncertainties in the economic estimates described above. At the date of acquisition, the development of BG-12 had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, the $207.4 million in IPR&D was expensed in the three months ended June 30, 2006.

     The fair value of intangible assets was based on valuations using an income approach, with estimates and assumptions determined by management. The core technology asset represents a combination of Fumapharm’s processes and procedures related to the design and development of its application products. The developed technology relates to processes and procedures related to products that have reached technological feasibility. Core technology is being amortized over approximately 12 years and the developed technology over approximately 3 years. The excess of purchase price over tangible assets, identifiable intangible assets and assumed liabilities represents goodwill. None of the goodwill or intangible assets acquired is deductible for income tax purposes. As a result, we recorded a deferred tax liability of $2.8 million, based on the tax effect of the amount of the acquired intangible assets other than goodwill with no tax basis.
     In addition to the assets acquired, a gain of $34.2 million was recognized coincident with the acquisition of Fumapharm in accordance with EITF 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination. The gain related to the settlement of a preexisting license agreement between Fumapharm and us. The license agreement in question had been entered into in October 2003 and required us to make payments to Fumapharm of certain royalty amounts. The market rate for such payments was determined to have increased due, principally, to the increased technical feasibility of BG-12. The gain relates, principally, to the difference between i) the royalty rates at the time the agreement was entered into as compared to ii) the expected higher royalty rates that would result at the time the agreement was effectively settled by virtue of our acquisition of Fumapharm.
     Future contingent consideration payments, if any, will be accounted for as increases to goodwill.
     The historical financial results of the acquisition for the three and nine months ended September 30, 2005 and the six months ended June 30, 2006 were not material for comparative purposes.
     Conforma
     In May 2006, we completed the acquisition of 100% of the stock of Conforma, a privately-held development stage biopharmaceutical company based in California that focused on the design and development of drugs for the treatment of cancer. The goal of this acquisition was to enable us to broaden our therapeutic opportunities in the field of oncology.
     We acquired all of the issued and outstanding shares of the capital stock of Conforma for $150.0 million, paid at closing. Of this amount, $15.0 million has been escrowed by the sellers pending satisfaction of customary representations and warranties made by Conforma. Up to an additional $100.0 million could be payable to the sellers upon the achievement of certain future development milestones. Additionally, $0.5 million in transaction costs were incurred and loans of approximately $2.3 million were made to certain non-officer employees of Conforma which are included in other assets in the accompanying consolidated balance sheet. Such loans are fully collateralized and were made for the purpose of assisting the employees in meeting tax liabilities.
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

$150.5

     The amount allocated to IPR&D relates to the development of CNF2024, which is in Phase I clinical trials. We expect to incur approximately an additional $116 million to complete the project. The estimated revenues from CNF2024 are expected to be recognized beginning in 2011. A discount rate of 12% was used to value the project, which we believe to be commensurate with the stage of development and the uncertainties in the economic estimates described above. At the date of acquisition, this compound had not reached technological feasibility and had no alternative future use. Accordingly, the $123.1 million in IPR&D was expensed in the three months ended June 30, 2006.
     Upon acquisition, we recognized a deferred tax asset of $24.0 million relating to US federal and state net operating losses and tax credit carryforwards that we acquired from Conforma. The amount allocated to deferred tax assets does not include certain tax attributes, such as net operating losses and research credits, that may not be realized because they are subject to annual limitations under the Internal Revenue Code due to a cumulative ownership change of more than 50% which occurred in connection with our acquisition of Conforma.
     Future contingent consideration payments, if any, will be expensed to IPR&D.
     In connection with this asset purchase, approximately $1.2 million of severance costs were incurred and are recorded in the consolidated statement of operations. (See Note 14, Severance and Other Restructuring Costs).
     The historical financial results of the acquisition for the three and nine months ended September 30, 2005 and the six months ended June 30, 2006 were not material for comparative purposes.
     Collaboration Agreements
     During the third quarter of 2006, we entered into three collaboration agreements, which resulted in $42.5 million in research and development expense. The three agreements were as follows:
     mondo
     On September 14, 2006, we entered into an exclusive collaboration and license agreement with mondo, a private Swiss biotechnology company, to develop, manufacture and commercialize Aviptadil, a clinical compound for the treatment of pulmonary arterial hypertension, or PAH. In accordance with the agreement, we will be responsible for the global manufacturing, clinical development, regulatory approval and commercialization of Aviptadil. We intend to finalize the development plan for Aviptadil and initiate additional clinical work in 2007.
     Under the terms of the agreement, we agreed to pay mondo a $7.5 million upfront payment and will pay up to $30.0 million in milestones payments for successful development and commercialization of Aviptadil in PAH in the U.S. and Europe, as well as royalty payments on commercial sales. The $7.5 million upfront amount has been recorded as research and development expense in the three and nine months ended September 30, 2006.
     Additionally, we have indicated our intention to make a minority equity investment of $5.0 million in mondo in the event that it undertakes an initial public offering.

     Alnylam
     On September 20, 2006, we entered into a collaboration agreement with Alnylam related to discovery and development of RNAi therapeutics for the potential treatment of PML.
     Under the terms of the collaboration, we and Alnylam will initially conduct investigative research into the potential of using RNAi technology to develop up to three therapeutics to treat PML. Of the therapeutics presented, we will select one development candidate and one back up candidate and will be responsible for the development and commercialization of the selected candidate. We would also have the option to develop and commercialize the backup candidate at our discretion. We will fund all research and development activities.
     We paid Alnylam an upfront payment of $5.0 million and agreed to additional payments of up to $51.3 million in milestone payments, plus royalties in the event of successful development and utilization of any product resulting from the collaboration. The $5.0 million upfront payment has been recorded as research and development expense in the three and nine months ended September 30, 2006.
     UCB
     On September 28, 2006 we entered into a global collaboration with UCB to jointly develop and commercialize CDP323 for the treatment of relapsing-remitting MS and other potential indications. CDP323 is an orally active small molecule alpha-4 integrin inhibitor expected to enter Phase II clinical trials next year.
     Under terms of the agreement, we agreed to pay UCB an upfront payment of $30.0 million and will make development milestone payments to UCB for the first indication of up to $93.0 million, with milestone payments of up to $71.3 million payable for each additional indication. We will also pay UCB up to $75.0 million in commercialization milestones and will contribute significantly to clinical costs for Phase II and Phase III studies. All commercialization costs and profits will be shared equally. The $30.0 million upfront payment has been recorded as research and development expense in the three and nine months ended September 30, 2006.
3. Financial Instruments
     Marketable Securities
          Available-for-sale
     We invest our excess cash balances in short-term and long-term marketable securities, principally corporate notes and U.S. government securities. At September 30, 2006, substantially all of our securities were classified as “available-for-sale.” All available-for-sale securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity, net of related tax effects. Realized gains and losses and declines in value, if any, judged to be other-than-temporary on available-for-securities are reported in other expense. The cost of available-for-sale securities sold is based on the specific identification method.
     The average maturity of our marketable securities as of September 30, 2006 and December 31, 2005, was 19 months and 18 months, respectively. Proceeds from maturities and other sales of marketable securities, which were primarily reinvested, were approximately $1.5 billion and $1.5 billion, respectively. Net realized losses on these sales for the nine months ended September 30, 2006 and 2005, were approximately $2.4 million and $11.8 million, respectively.

          Investments
     As part of our strategic product development efforts, we invest in equity securities of certain biotechnology companies with which we have collaborative agreements. As a matter of policy, we determine on a quarterly basis whether any decline in the fair value of a marketable security is temporary or other-than-temporary. Unrealized gains and losses on marketable securities are included in accumulated other comprehensive income (loss) in shareholders’ equity, net of related tax effects. If a decline in the fair value of a marketable security below our cost basis is determined to be other-than-temporary, such marketable security is written-down to its estimated fair value with a charge to current earnings. The factors that we consider in our assessments include the fair market value of the security, the duration of the security’s decline, and prospects for the company, including favorable clinical trial results, new product initiatives and new collaborative agreements. The value of these investments is reported in investments and other assets on our consolidated balance sheet.
     The following is a summary of marketable securities (in thousands):

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
September 30, 2006:	Value	Gains	Losses	Cost
Available-for-sale
Corporate debt securities
Current	$202,974	$32	$(1,116)	$204,058
Non-current	708,071	752	(4,607)	711,926
U.S. Government securities
Current	43,451	6	(552)	43,997
Non-current	664,701	1,776	(4,461)	667,386

Total available-for-sale securities	$1,619,197	$2,566	$(10,736)	$1,627,367

Other Investments

Other marketable securities, non-current	$136,950	$2,236	$(27,879)	$162,593

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
December 31, 2005:	Value	Gains	Losses	Cost
Available-for-sale
Corporate debt securities
Current	$161,375	$4	$(1,387)	$162,758
Non-current	787,592	208	(7,334)	794,718
U.S. Government securities
Current	121,210	—	(812)	122,022
Non-current	416,786	125	(4,893)	421,554

Total available-for-sale securities	$1,486,963	$337	$(14,426)	$1,501,052

Other Investments

Other marketable securities, non-current	$143,553	$16,050	$(7,286)	$134,789

     The amortized cost and estimated fair value of securities available-for-sale at September 30, 2006 by contractual maturity are as follows (in thousands):

	Fair	Amortized
	Value	Cost
Due in one year or less	$246,425	$248,055
Due after one year	1,372,772	1,379,312

Total available-for-sale securities	$1,619,197	$1,627,367

     Unrealized losses on available for sale securities which are not determined to be other-than-temporary losses have not been recognized at September 30, 2006 consist of the following (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate debt securities	$149,107	$(1,116)	$389,055	$(4,607)	$538,162	$(5,723)
U.S. Government securities	57,449	(552)	343,390	(4,461)	400,839	(5,013)

Total	$206,556	$(1,668)	$732,445	$(9,068)	$939,001	$(10,736)

     Unrealized losses relate to various debt securities, including U.S. Government issues, corporate bonds and asset-backed securities. The unrealized losses on these securities were primarily caused by higher interest rates, and represent 1% of the total fair value of the portfolio. We believe that these unrealized losses are not other-than-temporary, and have the intent and ability to hold these securities with unrealized losses to maturity or recovery.
     In the three and nine months ended September 30, 2006 we recognized charges of $0.6 million and $5.0 million, respectively, for certain unrealized losses on available-for-sale securities that were determined to be other-than-temporary. In the three and nine months ended September 30, 2005 we recognized charges of $4.6 million and $13.8 million, respectively, for certain unrealized losses on available-for-sale securities that were determined to be other-than-temporary.
     Forward Contracts
     We have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts in effect at September 30, 2006 have durations of three months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the completion of underlying hedge transaction. To the extent ineffective, hedge transaction gains and losses are reported in earnings.
     The notional settlement amount of the foreign currency forward contracts outstanding at September 30, 2006 was approximately $62.0 million. These contracts had a fair value of $3.6 million, representing an unrealized loss, and were included in other current liabilities at September 30, 2006. The notional settlement amount of the foreign currency forward contracts outstanding at December 31, 2005 was approximately $214.0 million. These contracts had a fair value of $0.9 million, representing an unrealized loss, and were included in other current liabilities at December 31, 2005.
     For the three and nine months ended September 30, 2006, there was $0.0 million and $0.9 million, respectively recognized in earnings as a loss due to hedge ineffectiveness. For the nine months ended September 30, 2005, we recognized $1.0 million of gains in earnings due to hedge ineffectiveness and no significant amounts as a result of the discontinuance of cash flow hedge accounting on a contract because it was no longer probable that the hedge forecasted transaction would occur. We recognized approximately $3.2 million and $6.9 million of losses in product revenue for the settlement of certain effective cash flow hedge instruments for the three and nine months ended September 30, 2006, respectively, as compared to approximately $0.5 million and $1.8 million of losses for the three and nine months ended September 30, 2005, respectively. We recognized no significant amounts in royalty revenue for the settlement of effective cash flow hedge instruments for the three and nine months ended September 30, 2006, as compared to no significant amounts and $0.3 million of losses for the three and nine months ended September 30, 2005, respectively.
     These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

4. Comprehensive Income (Loss)
     Our accumulated other comprehensive income (loss) was as follows (in thousands):

	September	December
	30, 2006	31, 2005
Translation adjustments	$5,631	$(9,960)
Unrealized holding gains and losses on marketable securities and other investments, net of taxes of $12,513 and $1,948, respectively	(21,302)	(3,376)
Unrealized gains and losses on derivative instruments, net of taxes of $1,359 and $337, respectively	(2,205)	(574)

Total accumulated comprehensive income (loss)	$(17,876)	$(13,910)

     The activity in comprehensive income for the three and nine months ended September 30, 2006, and 2005, was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$156,599	$27,185	$108,955	$105,149
Translation adjustments	(4,034)	(2,484)	15,591	(12,325)
Unrealized holding gains and losses on investments, net of tax of $4,776, $2,845, $(10,562), $585, respectively	5,799	4,845	(17,926)	996
Unrealized gains and losses on derivative instruments, net of tax of $1,708, $(98), $(1,022), $6,993, respectively	2,891	(168)	(1,631)	11,907

Total comprehensive income	$161,255	$29,378	$104,989	$105,727

5. Earnings per Share
     We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, or SFAS 128, and EITF 03-06, Participating Securities and the Two-Class Method Under SFAS 128, or EITF 03-06. SFAS 128 and EITF 03-06 together require the presentation of “basic” earnings per share and “diluted” earnings per share.
     Basic earnings per share is computed using the two-class method. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective rights to share in dividends. We have determined that our preferred shares meet the definition of participating securities, and have allocated a portion of net income to our preferred shares on a pro rata basis. Net income allocated to preferred shares is excluded from the calculation of basic earnings per share. For basic earnings per share, net income available to holders of common stock is divided by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, net income is adjusted for the after-tax amount of interest associated with convertible debt and net income allocable to preferred shares, and the denominator includes both the weighted average number of shares of common stock outstanding and the potential dilutive shares of common stock from stock options, restricted stock awards, restricted stock units and other convertible securities, to the extent they are dilutive.
     Basic and diluted earnings per share are calculated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Income before cumulative effect of accounting change	$156,599	$27,185	$105,176	$105,149
Cumulative effect of accounting change	—	—	3,779	—

Net income	156,599	27,185	108,955	105,149
Adjustment for net income allocable to preferred shares	228	40	158	155

Net income used in calculating basic earnings per share	156,371	27,145	108,797	104,994
Adjustment for interest, net of tax	—	—	—	1,467

Net income used in calculating diluted earnings per share	$156,371	$27,145	$108,797	$106,461

Denominator:
Weighted average number of common shares outstanding	338,021	336,536	339,527	334,819
Effect of dilutive securities:
Convertible promissory notes due 2019	3,048	—	3,048	6,558
Stock options	1,656	2,615	2,085	3,527
Restricted stock awards	877	1,708	772	1,677
Time-vested restricted stock units	453	—	283	—
Performance-based restricted stock units	626	—	211	—
Convertible promissory notes due 2032	73	—	73	—

Dilutive potential common shares	6,733	4,323	6,472	11,762

Shares used in calculating diluted earnings per share	344,754	340,859	345,999	346,581

     The following amounts were not included in the calculation of net income per share because their effects were anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income allocable to preferred shares	$228	$40	$158	$155
Adjustment for interest, net of tax	—	446	—	5,752

Total	$228	$486	$158	$5,907

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Denominator:
Convertible preferred stock	493	493	493	493
Stock options	19,327	22,991	17,646	17,674
Time-vested restricted stock units	1,439	—	44	—
Convertible promissory notes due 2019	—	3,048	—	—
Convertible promissory notes due 2032	—	73	—	3,817

Total	21,259	26,605	18,183	21,984

6. Share-Based Payments
     Fair Value Method Accounting
     Our share-based compensation programs consist of share-based awards granted to employees including stock options, restricted stock awards, and performance and time-vested restricted stock units, (which convert to one common share per unit when vested), as well as our employee stock purchase plan.

     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, or SFAS 123(R). SFAS 123(R) requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged against income over the requisite service period, which is generally the vesting period. We selected the modified prospective method as prescribed in SFAS 123(R) and, therefore, prior periods were not restated. Under the modified prospective application, SFAS 123(R) was applied to new awards granted in 2006, as well as to the unvested portion of previously granted share-based awards for which the requisite service had not been rendered as of December 31, 2005. Where awards are made with non-substantive vesting periods (for instance, where a portion of the award vests upon retirement eligibility), we estimate and recognize expense based on the period from the grant date to the date on which the employee is retirement eligible.
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
     The purpose of this acceleration was to eliminate future compensation expense that we would otherwise have recognized in our results of operation upon adoption of SFAS 123(R) in 2006. The approximate future expense eliminated by the acceleration, based on a Black-Scholes calculation, was estimated to be approximately $93.1 million between 2006 and 2009 on a pre-tax basis. The acceleration did not result in any compensation expense being recorded in 2005.
     In the third quarter of 2006, we recorded pre-tax share-based compensation expense of $37.9 million. In the nine months ended September 30, 2006, we recorded pre-tax share-based compensation expense of $102.1 million. The expense for the nine months is net of a cumulative effect pre-tax adjustment of $5.6 million, or $3.8 million after-tax, resulting from the application of an estimated forfeiture rate for prior period unvested restricted stock awards. As a result of adopting SFAS 123(R) on January 1, 2006, our net income before taxes and net income for the three and nine months ended September 30, 2006 is $14.2 million (or $0.04 per share on a basic and diluted basis) and $37.8 million (or $0.11 per share on a basic and diluted basis) lower than if we had continued to account for stock-based employee compensation under APB 25.
     For the three and nine months ended September 30, 2006, share-based compensation expense reduced our results of operations as follows (in thousands except for earnings per share):

	Three months ended September 30, 2006			Nine months ended September 30, 2006
	Effect before			Effect before
	cumulative			cumulative	Cumulative
	effect of	Cumulative effect		effect of	effect
	accounting	of accounting	Effect on net	accounting	of accounting	Effect on net
	change	change	income	change	change	income
Income Before Income Taxes	$37,881	$—	$37,881	$107,633	$(5,574)	$102,059
Tax effect	12,101	—	12,101	33,991	(1,795)	32,196

Net income	$25,780	$—	$25,780	$73,642	$(3,779)	$69,863

Basic earnings per share:	$0.08	$—	$0.08	$0.22	$(0.01)	$0.21
Diluted earnings per share:	$0.07	$—	$0.07	$0.21	$(0.01)	$0.20
     Share-based compensation cost for the three and nine months ended September 30, 2006 as follows (in thousands):

	Three months ended September 30, 2006			Nine months ended September 30, 2006
		Restricted Stock			Restricted Stock
	Stock options	and Restricted		Stock options &	and Restricted
	& ESPP	Stock Units	Total	ESPP	Stock Units	Total
Research and development	$5,268	$9,379	$14,647	$16,636	$26,799	$43,435
Selling, general and administrative	7,788	16,144	23,932	24,587	42,042	66,629

Total	$13,056	$25,523	$38,579	$41,223	$68,841	$110,064

Pre-tax cumulative effect catch-up			—			(5,574)

Pre-tax effect of share-based compensation			$38,579			$104,490

Capitalized share-based payment costs			(698)			(2,431)

Share-based compensation expense			$37,881			$102,059

     For the three and nine months ended September 30, 2006, we capitalized costs of $0.7 million and $2.4 million associated with share-based compensation to inventory and fixed assets. We did not capitalize share based compensation cost in our pro forma footnotes under SFAS 123(R). For the three and nine months ended September 30, 2005, we recorded share-based compensation expense of approximately $2.6 million and $17.3 million, which was primarily related to expenses for restricted stock awards.
     In accordance with SFAS 123(R), windfall tax benefits from stock option exercises of $12.3 million were recorded as cash inflows from financing activities in our consolidated statement of cash flows in the nine months ended September 30, 2006. The total amount of tax benefit realized during the nine months ended September 30, 2006, was $21.0 million. Cash received from the exercise of stock options in the three and nine months ended September 30, 2006 was approximately $9.1 million and $75.4 million.
     At September 30, 2006, unrecognized compensation costs relating to unvested share-based compensation was approximately $135.1 million. We expect to recognize the cost of these unvested awards over a weighted-average period of one year. In accordance with SFAS 123(R), deferred share-based compensation is no longer reflected as a separate component of shareholders’ equity in the consolidated balance sheet. As a result, we reclassified our deferred share-based compensation of $42.9 million at December 31, 2005 to additional paid in capital during the first quarter of 2006.

     Stock Based Compensation Plans
     We have three share-based compensation plans pursuant to which awards are currently being made: (i) our 2006 Non-Employee Directors Equity Plan, or the 2006 Directors Plan; (ii) our 2005 Omnibus Equity Plan, or the 2005 Omnibus Plan; and (iii) our 1995 Employee Stock Purchase Plan, or ESPP. We have four share-based compensation plans pursuant to which outstanding awards have been made, but from which no further awards can or will be made: (i) our 1993 Non-Employee Directors Stock Option Plan, or the 1993 Directors Plan; (ii) our 1998 Stock Option Plan; (iii) the Biogen, Inc. 1985 Non-Qualified Stock Option Plan; and (iv) the Biogen, Inc. 1987 Scientific Board Stock Option Plan. In addition, we have our 2003 Omnibus Equity Plan, or the 2003 Omnibus Plan, pursuant to which outstanding awards have been made. We have not made any awards from the 2003 Omnibus Plan since our stockholders approved the 2005 Omnibus Plan and do not intend to make any awards from the 2003 Omnibus Plan in the future.
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
     Stock options
     All stock option grants to employees are for a ten-year term and generally vest one-fourth per year over four years on the anniversary of the date of grant, provided the employee remains continuously employed with us. Stock option grants to directors are for ten-year terms and generally vest as follows: (i) grants made on the date of a director’s initial election to our Board of Directors vest one-third per year over three years on the anniversary of the date of grant, and (ii) grants made for service on our Board of Directors vest on the first anniversary of the date of grant, provided in each case that the director continues to serve on our Board of Directors through the vesting date. Options granted under all plans are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. The estimated fair value of options, including the effect of estimated forfeitures, is recognized over the options’ vesting periods. The fair value of the stock option grants awarded in the three and nine months ended September 30, 2006 were estimated as of the date of grant using a Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Expected dividend yield	0%	0%
Expected stock price volatility	34.8%	34.8%
Risk-free interest rate	4.70%	4.38%
Expected option life in years	4.87	4.87

Per share grant-date fair value	$13.33	$16.88

     Expected volatility is based primarily upon implied volatility for our exchange-traded options and other factors, including historical volatility. After assessing all available information on either historical volatility, implied volatility, or both, we have concluded that a combination of both historical and implied volatility provides the best estimate of expected volatility. The expected term of options granted is derived using assumed exercise rates based on historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate used is determined by the market yield curve based upon risk-free interest rates established by the Federal Reserve, or non-coupon bonds that have maturities equal to the expected term. The dividend yield of zero is based upon the fact that we have not historically granted cash dividends, and do not expect to issue dividends in the foreseeable future. Stock options granted prior to January 1, 2006 were valued based on the grant date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures under SFAS 123. For the three and nine months ended September 30, 2006, we recorded $10.8 million and $34.2 million of stock compensation related to stock options.
     A summary of stock option activity is presented in the following table (shares are in thousands):

	All Option Plans
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at December 31, 2005	31,306	$45.71
Granted	1,882	$45.09
Exercised	(2,961)	$25.48
Cancelled	(2,995)	$53.24

Outstanding at September 30, 2006	27,232	$47.05

     During the quarter ended September 30, 2006, 19,800 options were granted, 386,463 were exercised and 465,973 were cancelled. The weighted-average grant-date fair values of stock options granted during the three months ended September 30, 2006 and 2005 were $13.33 and $15.50, respectively. The weighted-average grant-date fair values of stock options granted during the nine months ended September 30, 2006 and 2005 were $16.88 and $25.18, respectively. The total intrinsic values of options exercised for the three months ending September 30, 2006 and 2005, were $7.7 million and $16.9 million, respectively. The total intrinsic values of options exercised for the nine months ending September 30, 2006 and 2005, were $61.6 million and $78.3 million, respectively. The weighted average remaining contractual terms for options outstanding and exercisable at September 30, 2006 and 2005 were 6.0 and 6.5 years, respectively.
     Time-Vested Restricted Stock Units
     Time-vested restricted stock units, or “RSUs,” awarded to employees vest one-third per year over three years on the anniversary of the date of grant, provided the employee remains continuously employed with us. Shares of our common stock will be delivered to the employee upon vesting, subject to payment of applicable withholding taxes. Time-vested RSUs awarded to directors vest as follows: (i) awards made on the date of a director’s initial election to our Board of Directors vest one-third per year over three years on the anniversary of the date of award, and (ii) awards made for service on our Board of Directors vest on the first anniversary of the date of award, provided in each case that the director continues to serve on our Board of Directors through the vesting date. Shares of our common stock will be delivered to the director upon vesting. The fair value of all time-vested RSUs is based on the market value of our stock on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period. For the three and nine months ended September 30, 2006, we recorded $9.3 million and $21.3 million of stock compensation charges related to time-vested RSUs.
     A summary of time-vested RSU activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2005	—	$—
Granted	2,501	$44.37
Vested	(5)	$44.24
Forfeited	(173)	$44.30

Unvested at September 30, 2006	2,323	$44.38

     During the quarter ended September 30, 2006, 104,636 time-vested RSU’s were granted, 4,500 vested, and 85,259 were forfeited. The weighted-average grant-date fair value of the time-vested RSUs granted during the quarter ended September 30, 2006 was $44.27. The weighted average remaining contractual term for the time-vested RSUs was 1.4 years as of September 30, 2006.
     Performance-Based Restricted Stock Units
     In the first quarter of 2006, our Board of Directors awarded 100,000 RSUs to our CEO, under the 2005 Omnibus Plan, subject to certain 2006 financial performance criteria. If the performance criteria are attained and our CEO is still in active employment in February 2007, up to 100,000 RSUs will vest and convert into shares of our common stock.
     During the third quarter of 2005, we granted 1.18 million performance-based RSUs, to be settled in shares of our common stock, to a group of approximately 200 senior employees excluding our CEO. The grants were made under the 2005 Omnibus Plan. The RSUs will convert into shares of our common stock, subject to attainment of certain performance goals and the employee’s continued employment. On September 14, 2006, 70% of the RSUs for all employees still in active employment, or 758,262 shares, vested as the required performance goals had been determined to have been achieved. A total of 510,859 shares were issued, reflecting the fact that certain shares were withheld for income tax purposes.
     On March 14, 2007, the remaining 30% of the RSUs will vest and convert into shares if the performance goals are attained and the employee is still in active employment. Shares of our common stock will be delivered to the employee upon vesting, subject to payment of applicable withholding taxes.
     In the three and nine months ended September 30, 2006, we recorded compensation charges of approximately $10.1 million and $31.0 million related to performance-based restricted stock units. The fair value of these units was based on the market value of our stock on the date of grant and assumes that the target payout level will be achieved. Compensation cost is adjusted quarterly for subsequent changes in the outcome of performance-related conditions until the vesting date.
     A summary of performance-based RSU activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2005	1,154	$40.67
Granted	100	$44.59
Vested	(758)	$40.67
Forfeited	(83)	$40.67

Unvested at September 30, 3006	413	$41.62

     No performance-based RSUs were granted during the three months ended September 30, 2006, 758,262 were vested and 33,175 were forfeited. The weighted average remaining contractual term for the performance-based RSUs was 0.4 years as of September 30, 2006.

     Restricted Stock Awards
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
     For the three months ended September 30, 2006, we recorded $6.1 million of stock compensation charges related to restricted stock awards. For the nine months ended September 30, 2006, we recorded $16.5 million of stock compensation charges related to restricted stock awards, prior to a first quarter pre-tax cumulative effect catch-up credit of $5.6 million, or $3.8 million after-tax, resulting from the application of an estimated forfeiture rate for prior period unvested restricted stock awards. The fair value of all time-vested RSAs is based on the market value of our stock on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.
     A summary of restricted stock award activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2005	1,440	$53.87
Granted	—	$—
Vested	(11)	$43.00
Forfeited	(157)	$55.82

Unvested at September 30, 2006	1,272	$53.72

     No restricted common stock was awarded in the three months ended September 30, 2006, 10,715 shares vested and 48,490 shares were forfeited. The weighted average remaining contractual term for the restricted stock was 0.8 years as of September 30, 2006.
     Employee Stock Purchase Plan
     Under the terms of the ESPP, employees can elect to have up to ten percent of their annual compensation (subject to certain dollar limits) withheld to purchase shares of our common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value of the common stock on the enrollment or purchase date under a look-back provision. During the three and nine months ended September 30, 2006, 0.1 million and 0.4 million shares, respectively, were issued under the ESPP. During the three and nine months ended September 30, 2005, 0.1 million and 0.5 million shares, respectively, were issued under the ESPP. We utilize the Black-Scholes model to calculate the fair value of these discounted purchases. The fair value of the look-back provision plus the 15% discount amount is recognized as compensation expense over the purchase period. In the three and nine months ended September 30, 2006, we recorded compensation charges of approximately $2.2 million and $7.0 million, respectively.
     Pro-forma Disclosure
     The following table illustrates the effect on net income and earnings per share if we were to have applied the fair-value based method to account for all stock-based awards for the three and nine months ended September 30, 2005 (in thousands, except per share amounts).

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$27,185	$105,149
Stock-based compensation expense included in net income, net of tax	2,916	13,226
Pro forma stock compensation expense, net of tax	(17,323)	(59,638)

Pro forma net income	$12,778	$58,737

Reported basic earnings per share:	$.08	$.31

Pro forma basic earnings per share:	$.04	$.18

Reported diluted earnings per share:	$.08	$.31

Pro forma diluted earnings per share:	$.04	$.17

     The pro-forma amounts and fair value of each option grant on the date of grant were estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the period:

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Expected dividend yield	0%	0%
Expected stock price volatility	35%	35%
Risk-free interest rate	4.2%	4.1%
Expected option life in years	5.4	5.4
7. Income Taxes
     Tax Rate
     The provision for income taxes includes federal, state, local and foreign taxes. Income taxes are accounted for under the liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial statement carrying amounts and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which the temporary differences are expected to be recovered or settled. We evaluate the realizability of our deferred tax assets and establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized.
     We periodically estimate our probable tax obligations using historical experience in tax jurisdictions and informed judgments. There are inherent uncertainties related to the interpretation of tax regulations in the jurisdictions in which we transact business. The judgments and estimates made at a point in time may change based on the outcome of tax audits, as well as changes to, or further interpretations of, regulations. We adjust our income tax expense in the period in which these events occur.
     Our effective tax rate was 28.7% on pre-tax income for the three months ended September 30, 2006 and 66.2% on pre-tax income before the cumulative effect of accounting change, for the nine months ended September 30, 2006, compared to 16.0% and 30.4% for the comparable periods in 2005. Our effective tax rate for the periods ending September 30 differs from the U.S. federal statutory rate primarily due to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.6%	1.8%	3.5%	2.7%
Foreign taxes	(7.8)%	(47.1)%	(13.4)%	(22.6)%
Credits	(0.0)%	2.9%	(0.3)%	(1.9)%
Other	(1.1)%	1.9%	1.1%	0.2%
Fair value adjustment	1.0%	21.5%	7.0%	17.0%
IPR&D	0.0%	0.0%	37.2%	0.0%
Gain on settlement of Fumapharm license agreement	0.0%	0.0%	(3.9)%	0.0%

Effective tax rates	28.7%	16.0%	66.2%	30.4%

     Our effective tax rate for the three months ended September 30, 2006 were lower than the US statutory rate primarily due to the effect of lower income tax rates (less than the 35% U.S. statutory corporate rate) in certain non-U.S. jurisdictions in which we operate.
     Our effective tax rate for the nine months ended September 30, 2006 was higher than the US statutory rate primarily due to the write-off of non-deductible IPR&D in connection with the acquisitions of Conforma and Fumapharm, (offset by the gain on settlement of the Fumapharm license agreement), and the impact of acquisition-related intangible amortization related to foreign jurisdictions and state taxes, offset by the effect of lower income tax in certain non-U.S. jurisdictions.

     Our effective tax rates for the three and nine months ended September 30, 2005 were lower than the US statutory rate primarily due to the effect of lower income tax rates (less than 35% U.S. statutory corporate rate) in certain non-U.S. jurisdictions, offset by acquisition-related intangible amortization expenses arising from purchase accounting related to foreign jurisdictions.
     We have net operating loss carryforwards and tax credit carryforwards for federal and state income tax purposes available to offset future taxable income. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, other than for tax attributes acquired as part of the Conforma transaction, we anticipate that the annual limitation will result only in a modest delay in the utilization of such net operating loss and tax credits.
     Contingency
     On September 12, 2006, we received a Notice of Assessment from the Massachusetts Department of Revenue for $38.9 million, including penalties and interest, with respect to the 2001, 2002 and 2003 tax years. We believe that we have meritorious defenses to the proposed adjustment and will vigorously oppose the assessment. We believe that the assessment does not impact the level of our liabilities for income tax contingencies. However, there is a possibility that we may not prevail in all of our assertions. If this is resolved unfavorably in the future based on facts and conditions currently not available to us, this could have a material impact on our future effective tax rate and our results of operations in the period in which an event would occur.
8. Other Income (Expense), Net
     Total other income (expense), net, consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income	$26,031	$16,530	$75,702	$44,636
Interest expense	(74)	(571)	(553)	(10,331)
Other expense, net	(3,638)	(4,767)	(12,359)	(25,987)

Total other income (expense), net	$22,319	$11,192	$62,790	$8,318

     Interest income totaled $26.0 million and $75.7 million, respectively, for the three and nine months ended September 30, 2006 compared to $16.5 million and $44.6 million, respectively, for the comparable periods in 2005. The increase in interest income is primarily due to higher yields on our marketable securities portfolio as well as higher average cash balances.
     Interest expense totaled $0.1 million and $0.6 million, respectively, for the three and nine months ended September 30, 2006 compared to $0.6 million and $10.3 million, respectively, for the comparable period of 2005. The decrease for the three months represents amounts capitalized in the current year. The decrease in interest expense for the nine months relates, principally, to the repurchase of our senior notes in the second quarter of 2005.
     For the three months ended September 30, 2006, the principal components of other expense, net, were primarily minority interest expense ($2.0 million), currency translation adjustment loss ($0.7 million), and realized losses on sales of marketable securities ($0.7 million). For the three months ended September 30, 2005, the principal components of other expense, net, were primarily impairment charges on certain marketable securities ($4.6 million), realized losses on sales of marketable securities ($1.7 million), offset by a partial payment on a loan that had previously been written off ($2.5 million).
     For the nine months ended September 30, 2006, the principal components of other expense, net, were primarily minority interest expense ($6.1 million), legal settlements ($4.0 million), realized losses on marketable securities ($2.4 million), impairment charges on certain marketable securities ($5.0 million) and hedge ineffectiveness ($1.0 million), offset by gains related to foreign currency translation adjustments ($4.7 million). For the nine months ended September 30, 2005, the principal components of other expense, net, were primarily impairment charges on certain marketable securities ($16.9 million), foreign currency translation adjustment loss ($7.8 million), loan impairment ($2.3 million), realized losses on investments ($3.0 million), offset by gains related to hedge ineffectiveness ($1.0 million) and repayment related to a previously written off loan ($2.5 million).
9. Unconsolidated Joint Business
     Revenues from unconsolidated joint business arrangements consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Copromotion profits	$138,597	$129,009	$405,650	$385,843
Reimbursement of selling and development expenses	13,756	10,807	45,658	35,756
Royalty revenue on sales of RITUXAN outside the U.S.	51,467	41,781	141,988	105,385

	$203,820	$181,597	$593,296	$526,984

     Our royalty revenue on sales of RITUXAN outside the U.S. is based on Roche’s and Zenyaku’s net sales to third-party customers and is recorded on a cash basis.
     Under the amended and restated collaboration agreement of June 2003, we will receive lower royalty percentage of revenue from Genentech on sales by Roche and Zenyaku of any new anti-CD20 products, as compared to royalty percentage of revenue received on sales of RITUXAN. The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. For the majority of European countries, the first commercial sale of RITUXAN occurred in the second half of 1998.
10. Litigation
     On March 2, 2005, we, along with William H. Rastetter, our former Executive Chairman, and James C. Mullen, our Chief Executive Officer, were named as defendants in a purported class action lawsuit, captioned Brown v. Biogen Idec Inc., et al. (“Brown”), filed in the U.S. District Court for the District of Massachusetts (the “Court”). The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between February 18, 2004 and February 25, 2005. The plaintiff alleges that the defendants made materially false and misleading statements regarding potentially serious side effects of TYSABRI in order to gain accelerated approval from the FDA for the product’s distribution and sale. The plaintiff alleges that these materially false and misleading statements harmed the purported class by artificially inflating our stock price during the purported class period and that company insiders benefited personally from the inflated price by selling our stock. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. Substantially similar actions, captioned Grill v. Biogen Idec Inc., et al. and Lobel v. Biogen Idec Inc., et al., were filed on March 10, 2005 and April 21, 2005, respectively, in the same court by other purported class representatives. Those actions have been consolidated with the Brown case. On October 13, 2006, the plaintiffs filed an amended consolidated complaint which, among other amendments to the allegations, adds as defendants Peter N. Kellogg, our Chief Financial Officer, William R. Rohn, our former Chief Operating Officer, Burt A. Adelman, our Executive Vice President of Portfolio Strategy, and Thomas J. Bucknum, our former General Counsel. We believe that the actions are without merit and intend to contest them vigorously. At this early stage of litigation, we cannot make any estimate of a potential loss or range of loss.
     On March 9, 2005, two purported shareholder derivative actions, captioned Carmona v. Mullen, et al. (“Carmona”) and Fink v. Mullen, et al. (“Fink”), were brought in the Superior Court of the State of California, County of San Diego (the “California Court”), on our behalf, against us as nominal defendant, our Board of Directors, Peter N. Kellogg, our Chief Financial Officer, and Thomas J. Bucknum, our former General Counsel. The California court consolidated the Carmona and Fink cases. The plaintiffs derivatively claim breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment against all defendants. The plaintiffs also derivatively claim insider selling in violation of California Corporations Code § 25402 and breach of fiduciary duty and misappropriation of information against certain defendants who sold our securities during the period of February 18, 2004 to the date of the complaints. The plaintiffs seek unspecified damages, treble damages for the purported insider trading in violation of California Corporate Code § 25402, equitable relief including restriction of the defendants’ trading proceeds or other assets, restitution, disgorgement and costs, including attorneys’ fees and expenses. On May 9, 2006, final judgment was entered in favor of the defendants. On July 17, 2006, Plaintiffs filed a notice of appeal in the California Court to the Court of Appeal, Fourth Appellate District, Division 1. These purported derivative actions do not seek affirmative relief from the Company. We believe the plaintiffs’ claims lack merit and intend to litigate the dispute vigorously. We are currently unable to determine whether resolution of this matter will have a material adverse impact on our financial position or results of operations, or reasonably estimate the amount of the loss, if any, that may result from resolution of this matter.
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
     On October 4, 2004, Genentech, Inc. received a subpoena from the U.S. Department of Justice requesting documents related to the promotion of RITUXAN. We market RITUXAN in the U.S. in collaboration with Genentech. Genentech has disclosed that it is cooperating with the associated investigation, which they disclosed that they have been advised is both civil and criminal in nature. We are cooperating with the U.S. Department of Justice in its investigation of Genentech. The potential outcome of this matter and its impact on us cannot be determined at this time.
     Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in certain cases, Biogen Idec, Inc., was named as a defendant in lawsuits filed by the City of New York and numerous counties of the State of New York. All of the cases, except for the County of Erie, County of Nassau, County of Oswego and County of Schenectady cases, are the subject of a Consolidated Complaint (the “Consolidated Complaint”), which was filed on June 15, 2005 in U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456. The County of Nassau, which originally filed its complaint on November 24, 2004, filed an amended complaint on March 24, 2005 and that case is also pending in the U.S. District Court for the District of Massachusetts. On October 11, 2006, we, along with the other defendants, removed the complaints filed by the County of Erie, the County of Oswego and the County of Schenectady to the U.S. District Court for the Western District of New York and the Northern District of New York. We anticipate the County of Erie, the County of Oswego, and the County of Schenectady to file motions to remand the complaints back to the Supreme Court of the State of New York. All of the complaints allege that the defendants fraudulently reported the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement, also referred to as Covered Drugs; marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and overcharged Medicaid for illegally inflated Covered Drugs reimbursements. The complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, the Consolidated Complaint and the County of Nassau complaint allege that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements entered into with the Secretary of Health and Human Services, and excluded from their reporting certain drugs offered at discounts and other rebates that would have reduced the “best price.” We, along with the other defendants, have filed a motion to dismiss the Consolidated Complaint and the complaints by the County of Nassau and County of Erie. These motions are currently pending. We intend to defend ourselves vigorously against all of the allegations and claims in these lawsuits. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.
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
     On January 6, 2006, we were served with a lawsuit, captioned United States of America ex rel. Paul P. McDermott v. Genentech, Inc. and Biogen-Idec, Inc., filed in the United States District Court for the District of Maine. The lawsuit was filed by a former employee of our co-defendant Genentech pursuant to the False Claims Act, 31 U.S.C. § 3729 et seq. Prior to serving the lawsuit on the defendants, the plaintiff furnished it to the U.S. government. On December 20, 2005, the U.S. government elected not to intervene. On April 4, 2006, the plaintiff filed his first amended complaint alleging, among other things, that we directly solicited physicians and their staff members to illegally market off-label uses of RITUXAN for treating rheumatoid arthritis, provided illegal kickbacks to physicians to promote off-label uses, trained our employees in methods of avoiding the detection of these off-label sales and marketing activities, formed a network of employees whose assigned duties involved off-label promotion of RITUXAN, intended and caused the off-label promotion of RITUXAN to result in the submission of false claims to the government, and conspired with Genentech to defraud the government. The plaintiff seeks entry of judgment on behalf of the United States of America against the defendants, an award to the plaintiff as relator, and all costs, expenses, attorneys’ fees, interest and other appropriate relief. On May 4, 2006, we filed a motion to dismiss the first amended complaint on the grounds that the court lacks subject matter jurisdiction, the complaint fails to state a claim and the claims were not pleaded with particularity. We intend to defend ourselves vigorously against all of the allegations and claims in this lawsuit. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss. On February 28, 2006, the FDA approved the sBLA for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active RA who have had an inadequate response to one or more TNF antagonist therapies.
     On February 24, 2006, a purported customer of TYSABRI in Louisiana commenced a Petition for Redhibition in the U.S. District Court for the Eastern District of Louisiana, against Biogen Idec and Elan, captioned as Jill Czapla v. Biogen Idec and Elan Pharmaceuticals, Civil Action No. 06-0945. The parties filed a stipulation of dismissal with prejudice, which the court entered on September 15, 2006. The disposition of this matter did not have a material adverse effect on our business or financial condition.
     In addition, we are involved in certain other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.
11. Segment Information
     We operate in one segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care. Our chief operating decision-makers review our operating results on an aggregate basis and manage our operations as a single operating segment. We currently have five products: AVONEX for the treatment of relapsing forms of MS, RITUXAN for the treatment of certain B-cell non-Hodgkin’s lymphomas, or NHLs, and RA, ZEVALIN for the treatment of a certain B-cell NHLs, FUMADERM for the treatment of psoriasis, and TYSABRI for treatment of relapsing forms of MS. We also receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control including sales of RITUXAN outside the U.S.

12. Guarantees and Contingency
     We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for guarantees relating to these agreements as of September 30, 2006.
     In connection with the relocation from leased facilities to our research and corporate campus in San Diego, California, we entered into a lease assignment, in January 2005, with Tanox West, Inc., or Tanox, for a manufacturing facility in San Diego for which we have outstanding lease obligations through September 2008. Under the lease assignment, Tanox was assigned all of our rights, title, and interest in the amended lease and assumed all of the terms, covenants, conditions and obligations required to be kept, performed and fulfilled under the amended lease, including the making of all payments under the amended lease. However, if Tanox were to fail to perform under the lease assignment we would be responsible for all obligations under the amended lease through September 2008. At September 30, 2006, our estimate of the maximum potential of future payments under the amended lease through September 2008 is $9.9 million. Under the lease assignment, Tanox has agreed to indemnify and hold us harmless from and against any and all claims, proceedings and demands and all costs, expenses and liabilities arising out of their performance or failure to perform under the lease assignment.
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
     In February 2006, we sold our clinical manufacturing facility, known as NICO, in Oceanside, California to Genentech. The assets associated with the facility were included in assets held for sale on our consolidated balance sheet as of December 31, 2005. Total consideration was $29.0 million. In the third and fourth quarters of 2005, we recorded impairment charges of $12.9 million and $15.1 million, respectively, for a total charge of $28.0 million to reduce the carrying value of NICO to its net realizable value. No additional loss resulted from completion of the sale.

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
14. Severance and Other Restructuring Costs
     In accordance with our comprehensive strategic plan in 2005, we recorded $31.4 million in restructuring charges, which consisted primarily of severance and other employee termination costs, including health benefits, outplacements, and bonuses. Other costs of $3.1 million included write-downs of certain research assets that will no longer be utilized, consulting costs in connection with the restructuring effort, and costs related to the acceleration of restricted stock, offset by the reversal of previously recognized compensation due to unvested restricted stock cancellations. Additionally, as discussed in Note 2, Acquisitions and Collaboration Agreements, approximately $1.2 million in severance costs were incurred in connection with the acquisition of Conforma in the second quarter of 2006. Such costs are included in the table below.
     The remaining costs at September 30, 2006 are included in accrued expenses and other on our consolidated balance sheet. The components of the charges are as follows (in thousands):

	Remaining	Costs	Paid/Settled
	Liability at	Incurred	through	Remaining
	December 31,	During	September 30,	Liability at
	2005	2006	2006	September 30, 2006
Severance and employee termination costs	$17,426	$1,947	$(13,344)	$6,029
Other costs	31	84	(56)	59

Total	$17,457	$2,031	$(13,400)	$6,088

     Of the $2.0 million of costs incurred year to date, none were incurred during the quarter ending September 30, 2006. Of the $13.4 million of costs paid year to date, $1.4 million was paid during the quarter.
15. New Accounting Pronouncements
     In February 2006, the FASB issued FSP No. FAS 123(R) — 4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. This FSP addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends SFAS 123(R), so that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require the option or similar instrument to be classified as a liability, unless it becomes probable that the event will occur. This FSP is effective in the first quarter of 2006, the same period we adopted SFAS 123(R). This FSP has not had any impact on our results of operations for the nine months ended September 30, 2006, nor do we expect it to have a significant impact in future periods.
     In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 were effective for inventory costs incurred during our fiscal year beginning on January 1, 2006. We did not experience a significant impact on our results of operations in the third quarter of 2006 as a result of our adoption of SFAS 151. However, we may experience variability in future results of operations due to abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).

     In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155, which amends both SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise required bifurcation. SFAS 155 will be effective for fiscal years beginning after September 15, 2006. We do not expect this statement to have any impact on our results of operations.
     On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our financial statements.
     On September 6, 2006, FASB Statement No 157, Fair Value Measurements, or SFAS 157, was issued. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our financial statements.
     On September 6, 2006, FASB Statement No 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SASB Statements No. 87, 88, 106, and 132(R), or FASB 158, was issued. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We do not expect this statement to have a material impact on our financial statements.
     On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for the purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 becomes effective for accounting years ending after November 15, 2006. We do not expect this statement to have a material impact on our results of operations.

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
     •RITUXAN® (rituximab). RITUXAN is approved worldwide for the treatment of relapsed or refractory low-grade or follicular, CD20-positive, B-cell non-Hodgkin’s lymphomas, or B-cell NHLs. In 2006, the U.S. Food and Drug Administration, or FDA, approved RITUXAN for three additional uses: (1) for the treatment of previously untreated patients with diffuse, large B-cell NHL in combination with anthracycline-based chemotherapy regimens (February), (2) for first-line treatment of previously-untreated patients with follicular NHL in combination with CVP (cyclophosphamide, vincristine and prednisolone) chemotherapy (September), and (3) for the treatment of low-grade NHL in patients with stable disease or who achieve a partial or complete response following first-line treatment with CVP chemotherapy (September). In addition, in February 2006, the FDA approved the supplemental Biologics License Application, or sBLA, for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active rheumatoid arthritis, or RA, who have had an inadequate response to one or more TNF antagonist therapies. We are working with Genentech Inc., or Genentech, and F. Hoffman-La Roche Ltd., or Roche, on the development of RITUXAN in additional oncology and other indications.
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
     We market TYSABRI in a collaboration with Elan designed to share profits and losses on an equal basis. Under the terms of our agreement with Elan, we manufacture TYSABRI. In the U.S. we sell TYSABRI to Elan who distributes it and co-markets it in collaboration with us.

      For sales to Elan in the U.S., we recognize revenue upon Elan’s shipment of the product to the customer. The sales price to Elan in the U.S. is predetermined and is set on a quarterly basis, prospectively, in a manner that approximates an equal sharing of the collaboration gross margin between Elan and us. In addition to the sharing of gross margin, both parties share equally in the collaboration operating costs. Elan’s reimbursement of our operating costs is reflected as a reduction in the reported amounts of the respective line items, generally research and development and selling, general and administrative costs, within our consolidated statement of operations.
      For sales outside of the U.S., we market and distribute TYSABRI and record revenue at the time of product shipment. For these sales, both parties share equally in the net pre-tax profits of the collaboration. Additionally, we reimburse Elan for 100% of the royalty, distribution, selling and other costs Elan incurs on behalf of the collaboration. The equal sharing of the collaboration pre-tax profits and our reimbursement to Elan of their operating costs are reflected in the reported amounts of the respective line items, generally cost of product revenues, excluding amortization of acquired intangible assets and selling, general and administrative costs, within our consolidated statement of operations.
     •FUMADERM® (dimethylfumarate and monoethylfumarate salts). FUMADERM was acquired with the purchase of Fumapharm AG, or Fumapharm, in June 2006 and is approved in Germany for the treatment of severe psoriasis. The product has been in commercial use in Germany for approximately eleven years.
     •ZEVALIN® (ibritumomab tiuxetan). The ZEVALIN therapeutic regimen, which features ZEVALIN, is a radioimmunotherapy that is approved for the treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell NHL, including patients with RITUXAN relapsed or refractory NHL. During the third quarter of 2006, we began executing a plan to divest our ZEVALIN product line.
Significant Events
     The significant events that occurred during the nine months ended September 30, 2006 were as follows:
•	Reintroduction of TYSABRI: TYSABRI was reapproved for sale in the United States and approved for sale in Europe in June 2006. No revenue was recorded during the six months ended June 30, 2006, but we began recording revenue from TYSABRI sales in the third quarter of 2006.

•	Acquisition of Fumapharm: In June 2006, we completed the acquisition of Fumapharm. The most significant financial statement impact resulting from the purchase was the recognition of an acquired in-process research and development, or IPR&D, charge of approximately $207.4 million.

•	Acquisition of Conforma Therapeutics Corporation, or Conforma: In May 2006, we completed the acquisition of Conforma. The most significant financial statement impact resulting from the purchase was the recognition of an IPR&D charge of approximately $123.1 million.

•	Sale of AMEVIVE: In April 2006, we sold the worldwide rights to AMEVIVE, including inventory on-hand, to Astellas Pharma US, Inc., or Astellas. We will continue to manufacture AMEVIVE and supply this product to Astellas for a period of 11 years. The pre-tax gain on this sale was approximately $2.8 million and is being deferred and recognized over the period of the supply contract.

•	Collaborations: During the third quarter of 2006 we entered into collaboration agreements with mondoBIOTECH AG, or mondo, Alnylam Pharmaceuticals, Inc., or Alnylam, and UCB, S.A., or UCB. Upfront payments made or payable under the collaboration agreements totaled $42.5 million, all of which have been expensed as research and development during the three months ended September 30, 2006.
Refer to Note 2, Acquisitions and Collaboration Agreements, in the accompanying consolidated financial statements for further discussion of the acquisitions and collaboration agreements.

Results of Operations
Revenues (in thousands)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
Product Revenues
United States	$288,756	41%	$246,977	42%	$795,265	40%	$744,441	42%
Rest of world	186,340	27%	144,389	24%	522,431	27%	443,332	25%

Total Product Revenues	475,096	68%	391,366	66%	1,317,696	67%	1,187,773	67%
Unconsolidated joint business	203,820	29%	181,597	30%	593,296	30%	526,984	29%
Royalties	21,867	3%	23,117	4%	60,714	3%	71,600	4%
Corporate partner	2,709	0%	131	0%	3,002	0%	3,290	0%

Total revenues	$703,492	100%	$596,211	100%	$1,974,708	100%	$1,789,647	100%

Product Revenues (in thousands)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
AVONEX	$445,156	94%	$374,708	96%	$1,267,961	96%	$1,130,082	95%
AMEVIVE	411	0%	11,631	3%	11,148	1%	36,104	3%
ZEVALIN	4,438	1%	5,223	1%	13,888	1%	16,734	2%
FUMADERM	6,437	1%	—	—	6,437	1%	—	—
TYSABRI	18,654	4%	(196)	0%	18,262	1%	4,853	0%

Total Product Sales	$475,096	100%	$391,366	100%	$1,317,696	100%	$1,187,773	100%

          AVONEX
     An analysis of the sales of AVONEX is as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
AVONEX
U.S.	$268,253	60%	$234,748	63%	$760,947	60%	$697,120	62%
Rest of World	176,903	40%	139,960	37%	507,014	40%	432,962	38%

Total AVONEX Sales	$445,156	100%	$374,708	100%	$1,267,961	100%	$1,130,082	100%

     For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, U.S. sales of AVONEX increased $33.5 million, or 14.3%, due, principally, to the impact of price increases and a reduction in discounts associated with a change in patient mix in connection with the introduction of the Medicare Part D prescription drug benefit, offset by slightly lower volume. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, U.S. sales of AVONEX increased by $63.8 million, or 9.2%, due to the impact of price increases and adjustments to rebate and discount levels, offset by slightly lower volume.
     For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, international sales of AVONEX increased $36.9 million, or 26.4%, primarily due to increases in volume. Foreign exchange accounted for a 4.2% increase in reported revenues; on a local currency basis, revenue increased 22.2%. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, international sales of AVONEX increased $74.1 million, or 17.1% due to increases in volume. Foreign exchange accounted for a 2.6% reduction in reported revenues. On a local currency basis, revenue increased 19.7%.

     Product sales from AVONEX represented approximately 94% and 96% of our total product revenues for the three months ended September 30, 2006 and 2005, respectively. We expect to face increasing competition in the MS marketplace in and outside the U.S. from existing and new MS treatments, including TYSABRI, which may impact sales of AVONEX. We expect future sales of AVONEX to be dependent to a large extent on our ability to compete successfully with the products of our competitors.
     AMEVIVE
     For the three and nine months ended September 30, 2006, AMEVIVE generated product sales of $0.4 million and $11.1 million, of which $0.2 million and $4.9 million was generated in the U.S. For the three and nine months ended September 30, 2005, AMEVIVE generated product sales of $11.6 million and $36.1 million, of which $7.9 million and $27.1 million was generated in the U.S. The decrease in current year amounts versus prior year amounts is due to the sale, in April 2006, of our worldwide rights and infrastructure related to sales, production, and marketing of AMEVIVE. Although we sold the rights to this product, we continue to report product revenues related to shipments made by certain of our overseas joint ventures.
     ZEVALIN
     For the three and nine months ended September 30, 2006, the decline in product sales of ZEVALIN versus the amounts for the comparable periods in the prior year is attributable to lower sales volumes in the U.S. Product sales from ZEVALIN represented approximately 1% of our total product revenues in the three months ended September 30, 2006 and 2005, respectively. We expect these sales to decline because of the anticipated divestiture of this product line.
     FUMADERM
     We began recognizing revenue on FUMADERM, an oral systemic treatment of severe psoriasis, upon completion of our acquisition of Fumapharm in June 2006. Revenue during the three and nine months ended September 30, 2006, totaled $6.4 million.
     TYSABRI
     An analysis of the sales of TYSABRI is as follows (in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006		2005		2006		2005
TYSABRI
U.S.	$15,910	85%	$(196)	100%	$15,518	85%	$4,853	100%
Rest of World	2,744	15%	—	—%	2,744	15%	—	—%

Total TYSABRI Sales	$18,654	100%	$(196)	100%	$18,262	100%	$4,853	100%

     In November 2004, TYSABRI was approved by the FDA as a treatment for relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification. In the U.S., prior to the suspension, we sold TYSABRI to Elan who then distributed TYSABRI to third party distributors and other customers. In the first quarter of 2005, our revenue associated with sales of TYSABRI was $5.9 million, which consisted of revenue from sales that occurred prior to our voluntary suspension. Sales from TYSABRI represent 1% of our total revenues in the first quarter of 2005. As of March 31, 2005, and in connection with the voluntary suspension of TYSABRI, we recorded an allowance for sales returns of approximately $9.0 million related to product sold in the fourth quarter of 2004 and the first quarter of 2005, which represented our best estimate of expected returns from our customers.
     On June 5, 2006, the FDA approved a sBLA for the reintroduction of TYSABRI as a monotherapy treatment for relapsing forms of MS to slow the progression of disability and reduce the frequency of clinical relapses. On June 29, 2006, we and Elan announced that the European Agency for the Evaluation of Medicinal Products, or EMEA,

had approved TYSABRI as a similar treatment. In July 2006, we began to ship TYSABRI in both the United States and Europe. The revenue for such shipments was $2.0 million and $2.7 million in the U.S. and Europe, respectively. The revenue is recognized in the U.S. upon shipment of the product by Elan to the customer.
     Under our agreement with Elan, we manufacture TYSABRI and, in the U.S. sell TYSABRI to Elan who then distributes TYSABRI to third party distributors. Prior to the suspension of TYSABRI in 2005, we shipped product to Elan and recognized revenue in accordance with the policy described above. Accordingly, as of March 31, 2005, we deferred $14.0 million in revenue from Elan related to sales of TYSABRI that had not yet been shipped by Elan. This amount was paid by Elan during 2005 and was recognized as revenue during the third quarter of 2006 as the uncertainty about the ultimate disposition of the product was eliminated during the period.
     See also the risks affecting revenues described in “Risk Factors — Our Revenues Rely Significantly on a Limited Number of Products” and “Risk Factors — Safety Issues with TYSABRI Could Significantly Affect our Growth.”
     Reserves for discounts and allowances
     At September 30, 2006, our allowance for product returns was $15.9 million. This is a component of our total allowance for returns, rebates, discounts, and other of $71.2 million. At September 30, 2006, our total allowance for returns, rebates, discounts, and other was approximately 5% of total current assets and less than 1% of total assets. On a quarterly basis, we analyze our estimates for expected expense for returns, rebates, discounts and other allowances and adjustments, based primarily on historical experience updated for changes in facts and circumstances, as appropriate.
     For the three and nine months ended September 30, 2006, we recorded $58.5 million and $180.4 million, respectively, in our consolidated statements of income related to sales returns and allowances, rebates, discounts, and other allowances, compared to $59.1 million and $167.0 million, respectively, for the comparable periods in 2005. Product returns, which is a component of allowances for returns, rebates, discounts, and other allowances, were $8.7 million and $30.7 million for the three and nine months ended September 30, 2006, respectively, compared to $4.0 million and $20.1 million for the comparable periods in 2005. In the three and nine months ended September 30, 2006, the amount of product returns was approximately 1.8% and 2.3%, respectively, of product revenue for all our products, compared to 1.0% and 1.7%, respectively, for the comparable periods in 2005.
     During the three months ended June 30, 2006, we recorded an increase in our allowance for expired products of $12.3 million to correct for prior period errors. This increase in the allowance was recorded through an out of period reduction in net product revenue of $6.9 million and an increase in goodwill of $5.4 million. We identified and quantified the errors through an analysis of the historical rate for returns based on volumes of returns and the amount of credit granted to the returning distributors in past periods. At the time of merger with Biogen Inc. in 2003, Biogen Inc. had understated its allowance for expired product by an estimated $5.4 million due to an incorrect methodology applied in calculating its reserve balance. Had we identified this error at the time of the merger, the recorded goodwill would have been approximately $5.4 million higher than has been previously reflected. This methodology was in error because it did not use known information in determining critical assumptions used in the basis of calculation. Our application of this incorrect methodology in the post-merger period resulted in understating this reserve by an additional $6.9 million. In all cases, the correctly calculated rate of return is less than one percent of related gross product revenues. We have determined that, in accordance with APB 28, Interim Financial Reporting paragraph 29, this out of period correction is not material to the current year. Additionally, we have determined that the error at the merger date is not material to any prior period balance sheet amounts and the error in the post-merger period is not material to any prior period reported amounts.
Unconsolidated Joint Business Revenue
     RITUXAN is currently marketed and sold worldwide for the treatment of certain B-cell NHLs. In 2006, the U.S. Food and Drug Administration, or FDA, approved RITUXAN for three additional uses: (1) to treat previously untreated patients with diffuse, large B-cell NHL in combination with anthracycline-based chemotherapy regimens (February), (2) for first-line treatment of previously-untreated patients with follicular NHL in combination with CVP

(cyclophosphamide, vincristine and prednisolone) chemotherapy (September), and (3) for the treatment of low-grade NHL in patients with stable disease or who achieve a partial or complete response following first-line treatment with CVP chemotherapy (September). In addition, in February 2006, the FDA approved the sBLA for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active RA who have had an inadequate response to one or more TNF antagonist therapies. We copromote RITUXAN in the U.S. in collaboration with Genentech under a collaboration agreement between the parties. Under the collaboration agreement, we granted Genentech a worldwide license to develop, commercialize and market RITUXAN in multiple indications. In exchange for these worldwide rights, we have copromotion rights in the U.S. and a contractual arrangement under which Genentech shares a portion of the pretax U.S. copromotion profits of RITUXAN with us. This collaboration was created through a contractual arrangement not through a joint venture or other legal entity. In June 2003, we amended and restated our collaboration agreement with Genentech to include the development and commercialization of one or more anti-CD20 antibodies targeting B-cell disorders, in addition to RITUXAN, for a broad range of indications.
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
     Under the amended and restated collaboration agreement, our current pretax copromotion profit-sharing formula for the U.S., is as follows:

Copromotion Operating Profits	Biogen Idec’s Share of Copromotion Profits
First $50.0 million	30%
Greater than $50.0 million	40%
     In both 2006 and 2005, the 40% threshold was met during the first quarter. For each calendar year or portion thereof following the approval date of the first new anti-CD20 product, the pretax copromotion profit-sharing formula for RITUXAN and other anti-CD20 products sold by us and Genentech will change to the following:

Copromotion	New Anti-CD20 U.S.	Biogen Idec’s Share
Operating Profits	Gross Product Sales	of Copromotion Profits
First $50.0 million (1)	N/A	30%

	Until such sales exceed $150.0
Greater than $50.0 million	million in any calendar year(2)	38%

	Or

	After such sales exceed $150.0 million in
	any calendar year and until such sales
	exceed $350.0 million in any calendar
	year (3)	35%

	Or

	After such sales exceed $350.0
	million in any calendar year (4)	30%

(1)	– not applicable in the calendar year the first new anti-CD20 product is approved if $50.0 million in copromotion operating profits has already been achieved in such calendar year through sales of RITUXAN.

(2)	– if we are recording our share of RITUXAN copromotion profits at 40%, upon the approval date of the first new anti-CD20 product, our share of copromotion profits for RITUXAN and the new anti-CD20 product will be immediately reduced to 38% following the approval date of the first new anti-CD20 product until the $150.0 million new product sales level is achieved.

(3)	– if $150.0 million in new product sales is achieved in the same calendar year the first new anti-CD20 product receives approval, then the 35% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year. Once the $150.0 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years’ (after the first $50.0 million in copromotion operating profits in such years) will be 35% until the $350.0 million new product sales level is achieved.

(4)	– if $350.0 million in new product sales is achieved in the same calendar year that $150.0 million in new product sales is achieved, then the 30% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year (or January 1 of the second following calendar year if the first new anti-CD20 product receives approval and, in the same calendar year, the $150.0 million and $350.0 million new product sales levels are achieved). Once the $350.0 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years’ will be 30%.
Copromotion profits consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Product revenues, net	$508,900	$456,228	$1,511,247	$1,347,125
Costs and expenses	162,407	133,706	484,621	370,020

Copromotion profits	$346,493	$322,522	$1,026,626	$977,105

Biogen Idec’s share of copromotion profits	$138,597	$129,009	$405,650	$385,843

     The increase in the amount of our share of copromotion profits for the three and nine months ended September 30, 2006 was primarily due to higher sales for RITUXAN.
     Revenues from unconsolidated joint business consist of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Copromotion profits	$138,597	$129,009	$405,650	$385,843
Reimbursement of selling and development expenses	13,756	10,807	45,658	35,756
Royalty revenue on sales of RITUXAN outside the U.S.	51,467	41,781	141,988	105,385

Total unconsolidated joint business revenue	$203,820	$181,597	$593,296	$526,984

     Reimbursement of selling and development expenses increased for both the three and nine months of 2006 versus 2005, primarily due to the expansion of the oncology sales force and development costs we incurred mainly related to the development of RITUXAN for RA.
     Our royalty revenue on sales of RITUXAN outside the U.S. is based on Roche’s and Zenyaku’s net sales to third-party customers and is recorded on a cash basis. Royalty revenues from sales of RITUXAN outside the U.S. during the three and nine months ended September 30, 2006 increased approximately $9.7 million and $36.6 million from the comparable periods in 2005, which is primarily related to increased penetration of the market. An $11.3 million royalty credit was claimed by Genentech in the three months ended March 31, 2005, which we had previously settled and accrued and which was paid during the third quarter of 2006.
     Under the amended and restated collaboration agreement, we will receive lower royalty percentage of revenue from Genentech on sales by Roche and Zenyaku of new anti-CD20 products, as compared to royalty percentage of revenue received on sales of RITUXAN. The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. For the majority of European countries, the first commercial sale of RITUXAN occurred in the second half of 1998.
     Total unconsolidated joint business revenue represented 29% and 30% of our total revenues for the three and nine months ended September 30, 2006, respectively, as compared to 30% and 29% for the comparable periods in 2005, respectively.
Royalty Revenue
     We receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control. Except for our royalty revenues on sales of RITUXAN outside the U.S., which are included in revenues from “Unconsolidated joint business,” for the three and nine months ended September 30, 2006, we earned approximately $21.9 million and $60.7 million in royalty revenues, respectively, as compared to approximately $23.1 million and $71.6 million in the comparable periods of 2005. Royalty revenues represent approximately 3.1% of total revenues for the three and nine months ended September 30, 2006 compared to 3.9% and 4.0% of total revenues for the three and nine months ended September 30, 2005, respectively. The declines from prior year for the three and nine months ended September 30, 2006, are due to lower revenue of licensed products by our licensees.
     Royalty revenues may fluctuate as a result of sales levels of products sold by our licensees from quarter to quarter due to the timing and extent of major events such as new indication approvals, government-sponsored programs, or loss of patent protection.
Corporate Partner Revenues
     Corporate partner revenues consist of contract revenues and license fees. Corporate partner revenues totaled $2.7 million and $3.0 million for the three and nine months ended September 30, 2006, which represented less than 1% of total revenues for the three and nine months ended September 30, 2006. Corporate partner revenue totaled $0.1 million and $3.3 million in the three and nine months ended September 30, 2005, representing less than 1% of total revenues for both periods. The increase for the third quarter of 2006 over the comparable period of the prior year was due to receipt of milestone payments for work completed and payments for transition services and tests.
Cost of Product Revenues, excluding Amortization of Intangibles
     Cost of product revenues by product are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Product	2006	2005	2006	2005
AVONEX	$58,812	$56,663	$176,546	$166,667
AMEVIVE	10	17,782	9,817	46,343
ZEVALIN	1,698	13,857	14,353	20,194
FUMADERM	3,488	—	3,488	—
TYSABRI	1,734	56	4,991	23,879

Cost of product revenues, excluding amortization of intangibles	$65,742	$88,358	$209,195	$257,083

     AVONEX
     The cost of product revenue for AVONEX increased $2.1 million, or 3.8%, from $56.7 million for the three months ended September 30, 2005 to $58.8 million for the three months ended September 30, 2006, in line with increased sales level but slightly lower as a percent of revenue due to relatively lower failure of quality specifications. The cost of product revenue for AVONEX increased $9.9 million, or 5.9%, from $166.7 million for the nine months ended September 30, 2005 to $176.5 million for the nine months ended September 30, 2006, in line with increased sales level.
     AMEVIVE
     The cost of product revenue for AMEVIVE decreased $17.8 million for the three months ended September 30, 2005 to a negligible amount for the three months ended September 30, 2006, due to the disposition of our worldwide rights in April 2006. The cost of product revenue for AMEVIVE decreased $36.5 million, or 78.8%, from $46.3 million for the nine months ended September 30, 2005 to $9.8 million for the nine months ended September 30, 2006, also reflecting the decline in sales levels associated with the disposition of our worldwide rights in April 2006.
     ZEVALIN
     The cost of product revenue for ZEVALIN decreased $12.2 million, or 87.8%, from $13.9 million for the three months ended September 30, 2005 to $1.7 million for the three months ended September 30, 2006, primarily due to write-offs ($6.4 million) and patent amortization ($6.1 million) in 2005. The cost of product revenue for ZEVALIN decreased $5.8 million, or 28.9%, from $20.2 million for the nine months ended September 30, 2005 to $14.4 million for the nine months ended September 30, 2006, due to the curtailing of production while the decision to divest the product line was pursued.
     FUMADERM
     FUMADERM is a new product being sold by us for the first time during the third quarter of 2006. Cost of product revenues for FUMADERM was $3.5 million, which includes the impact of an inventory “step up” adjustment of $2.9 million in connection with purchase accounting.
     TYSABRI
     Sales of TYSABRI resumed in July 2006 following FDA approval to reintroduce the product for certain indications. Because of the suspension in 2005, no product was shipped during the quarter ended September 2005. The cost of product revenues for the nine months ended September 30, 2005, is primarily due to write-offs associated with the suspension of TYSABRI in 2005. The cost of goods sold in 2006 represents, principally, the cost of shipments made during the quarter.
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
     As of September 30, 2006, $31.6 million and $0.3 million of TYSABRI inventory value is included in work in process and finished goods, respectively. In addition, we have product on hand that was expensed due to the uncertainties described above but which is available to fill future orders. The approximate cost of such product, based on its cost of manufacture, was $40.6 million. As we sell TYSABRI, we will recognize lower than normal cost of product revenues and, therefore, higher margins, in the near future as we ship the inventory that was written off.
     We manufactured TYSABRI during the first and second quarter of 2005 and completed our scheduled production of TYSABRI during July 2005. Because of the uncertain future commercial availability of TYSABRI at the time, and our inability to predict to the required degree of certainty that TYSABRI inventory would be realized in commercial sales prior to the expiration of its shelf life, we expensed $23.2 million of costs related to the manufacture of TYSABRI in the first quarter of 2005 to cost of product revenues. At the time of production, the inventory was believed to be commercially saleable. During 2005, as we worked with clinical investigators to understand the possible risks of PML, we charged the costs related to the manufacture of TYSABRI to research and development expense. As a result, we expensed $21.5 million related to the manufacture of TYSABRI to research and development expense during 2005. As of December 31, 2005, there was no carrying value of TYSABRI inventory on our consolidated balance sheet.
     Valuation of Inventory
     We wrote-down the following unmarketable inventory, which was charged to cost of product revenues in the respective periods (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
AVONEX	$630	$583	$4,083	$10,128
AMEVIVE	—	9,059	2,433	23,346
ZEVALIN	110	6,460	3,287	9,040
TYSABRI	—	—	2,805	23,200

	$740	$16,102	$12,608	$65,714

     The write-downs for the three and nine months ended September 30, 2006 and 2005, respectively, were the result of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
New components for alternative presentations	$—	$—	$—	$8,417
Failed quality specifications	384	4,537	11,113	19,796
Excess and/or obsolescence	356	11,565	1,495	14,301
Costs for voluntary suspension of TYSABRI	—	—	—	23,200

	$740	$16,102	$12,608	$65,714

Research and Development Expenses
     Research and development expenses totaled $211.0 million and $227.0 million in the three months ended September 30, 2006 and 2005, respectively, a decrease of $16.0 million, or 7.0%. The decrease principally reflects, i) reductions in salary and benefit expense arising from headcount reductions in 2005 (approximately $21 million), ii) lower expenses for clinical trials related to TYSABRI and AMEVIVE (approximately $12 million), iii) lower expenses related to collaborations (approximately $12 million), offset by iv) an increase in manufacturing expense for products used in clinical trials (approximately $12 million), and v) the impact of share-based compensation (approximately $15 million). For the three months ended September 30, 2006, share-based compensation expense included in research and development, computed under APB 25, was $8.9 million.
     Research and development expenses totaled $518.9 million and $579.4 million in the nine months ended September 30, 2006 and 2005, respectively, a decrease of $60.5 million, or 10.4%. The decrease principally reflects, i) reductions in salary and benefit expense arising from headcount reductions in 2005 (approximately $56 million), ii) lower expenses for clinical trials related to TYSABRI and AMEVIVE (approximately $36 million), iii) the elimination of costs related to the NIMO facility that was sold in the second quarter of 2005 (approximately $17 million), offset by iv) the impact of share-based compensation, (approximately $43 million). For the nine months ended September 30, 2006, share-based compensation expense included in research and development, computed under APB 25 was $25.7 million.

Acquired In-Process Research and Development, or IPR&D
     During the second quarter ended June 30, 2006, we recorded expense related to IPR&D of $330.5 million. Of this amount, $207.4 million related to acquired IPR&D from the acquisition of Fumapharm and $123.1 million related to acquired IPR&D from the acquisition of Conforma. See Note 2 of the consolidated financial statements, Acquisitions and Collaboration Agreements, for details on future expenditures with respect to the IPR&D.
     Since completing acquisitions in the second quarter of 2006, we spent approximately $4 million related to the Fumapharm IPR&D, and $2 million on the Conforma IPR&D.
Selling, General and Administrative Expenses
     Selling, general and administrative expenses totaled $168.2 million for the three months ended September 30, 2006 compared to $161.4 million in the comparable period in 2005, an increase of $6.8 million, or 4.2%. The increase reflects higher overall costs in sales and marketing activities from TYSABRI and RITUXAN in RA, offset by lower expenses for AMEVIVE. The impact of share-based compensation charges was offset by the impact of a charge in the prior year to the write-off of prepaid expenses associated with an arrangement in Canada related to Zevalin.
     For the three months ended September 30, 2006, approximately $23.9 million of share-based compensation is included in selling, general and administrative expenses in connection with the adoption of SFAS 123(R) in 2006. For the three months ended September 30, 2006, share-based compensation expense included in selling, general and administrative expense, computed under APB 25 was $15.5 million.
     Selling, general and administrative expenses totaled $492.8 million for the nine months ended September 30, 2006 compared to $475.6 million in the comparable period in 2005, an increase of $17.2 million, or 3.6%. The increase reflects higher overall costs in sales and marketing activities from TYSABRI and RITUXAN in RA, offset by slightly lower expenses for AMEVIVE. The impact of share-based compensation charges was offset by the impact of a charge in the prior year related to the write-off of prepaid expenses associated with an arrangement in Canada related to Zevalin.
     For the nine months ended September 30, 2006, approximately $66.6 million of share-based compensation is included in selling, general and administrative expenses in connection with the adoption of FAS 123(R) in 2006. For the nine months ended September 30, 2006, share-based compensation expense included in selling, general and administrative expense, computed under APB 25 was $41.1 million.
     We anticipate that total selling, general, and administrative expenses in 2006 will continue to be higher than 2005 due to sales and marketing and other general and administrative expenses to support AVONEX and TYSABRI.
Severance and Other Restructuring Costs
     In accordance with our comprehensive strategic plan in 2005, we recorded $31.4 million in restructuring charges, which consisted primarily of severance and other employee termination costs, including health benefits, outplacements, and bonuses. Other costs of $3.1 million included write-downs of certain research assets that will no longer be utilized, consulting costs in connection with the restructuring effort, and costs related to the acceleration of restricted stock, offset by the reversal of previously recognized compensation due to unvested restricted stock cancellations. Additionally, approximately $1.2 million in severance costs was incurred in connection with the acquisition of Conforma in the second quarter of 2006. Such costs are included in the table below.
     The remaining costs at September 30, 2006 are included in accrued expenses and other on our consolidated balance sheet. The components of the charges are as follows (in thousands):

	Remaining	Costs	Paid/Settled
	Liability at	Incurred	through	Remaining
	December 31,	During	September 30,	Liability at
	2005	2006	2006	September 30, 2006
Severance and employee termination costs	$17,426	$1,947	$(13,344)	$6,029
Other costs	31	84	(56)	59

Total	$17,457	$2,031	$(13,400)	$6,088

     Of the $2.0 million of costs incurred year to date, none were incurred during the quarter ending September 30, 2006. Of the $13.4 million of costs paid year to date, $1.4 million was paid during the quarter.
     We may have additional restructuring charges in future periods. The amount of those charges cannot be determined at this time.
Amortization of Intangible Assets
     For the three and nine months ended September 30, 2006, we recorded amortization expense of $60.0 million and $207.0 million, compared to $76.0 million and $228.7 million for the comparable period in 2005 related to intangible assets. The decrease in the three and nine months ended September 30, 2006, relates principally to a change in estimate in the calculation of economic consumption for core technology. Specifically, during the three months ended September 30, 2006, in connection with the establishment of our annual Long Range Plan, we reforecasted the economic consumption of AVONEX, which caused us, based on our policy, to calculate amortization under the straight-line method as it was greater than the amount computed under the economic use method beginning in the three months ended September 30, 2006. The amount of amortization recorded for core technology in the three months ended September 30, 2006 was $46.7 million as compared to the $56.1 million that was recognized in the three months ended September 30, 2005. The decrease in amortization expense also reflects the inclusion in the three months ended September 30, 2005, of a charge of $7.9 million related to the write-off of an intangible asset related to an international market.
     We review our intangible assets for impairment periodically and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If future events or circumstances indicate that the carrying value of these assets may not be recoverable, we may be required to record additional charges to our results of operations.
Facility Impairments and Loss on Sale
     Hillerod, Denmark
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

     NICO
     In February 2006, we sold our NICO clinical manufacturing facility in Oceanside, California, known as NICO. The assets associated with the facility were included in assets held for sale on our consolidated balance sheet as of December 31, 2005. Total consideration for the sale was $29.0 million. In the third and fourth quarters of 2005, we recorded impairment charges of $12.9 million and $15.1 million, respectively, for a total charge of $28.0 million to reduce the carrying value of NICO to its net realizable value. No additional loss resulted from the completion of the sale.
     Certain reserve amounts of approximately $0.8 million established in connection with the sale were adjusted during 2006, resulting in credit amounts being reflected in our consolidated statement of operations for the nine months ended September 30, 2006.
Gain on Settlement of License Agreement
     During the second quarter of 2006 a gain of $34.2 million was recognized coincident with the acquisition of Fumapharm in accordance with EITF 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination. The gain related to the settlement of a previous collaboration agreement between Fumapharm and us. The collaboration agreement in question had been entered into in October 2003 and required payments to Fumapharm of certain royalty amounts. The market rate for such payments was determined to have increased due, principally, to the increased technical feasibility of BG-12. The gain relates, principally, to the difference between the royalty rates at the time the agreement was entered into as compared to the rates at the time the agreement was effectively settled by virtue of our acquisition of Fumapharm.
Other Income (Expense), Net
     Total other income (expense), net, consists of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income	$26,031	$16,530	$75,702	$44,636
Interest expense	(74)	(571)	(553)	(10,331)
Other expense, net	(3,638)	(4,767)	(12,359)	(25,987)

Total other income (expense), net	$22,319	$11,192	$62,790	$8,318

     Interest income totaled $26.0 million and $75.7 million, respectively, for the three and nine months ended September 30, 2006 compared to $16.5 million and $44.6 million, respectively, for the comparable periods in 2005. The increase in interest income is primarily due to higher yields on our marketable securities portfolio as well as higher average cash balances. Interest income levels that may be achieved in the future are, in part, dependent upon market conditions.
     Interest expense totaled $0.1 million and $0.6 million, respectively, for the three and nine months ended September 30, 2006 compared to $0.6 million and $10.3 million, respectively, for the comparable period of 2005. The decrease in interest expense was due, principally, to the repurchase of our senior notes in the second quarter of 2005.
     Other expense, net, for the three months ended September 30, 2006 versus the prior year decreased $1.1 million, principally reflecting a $2.0 million decrease in losses on strategic investments, and a $1.1 million decrease in losses on security sales, offset by a $0.4 million increase in losses on foreign currency transaction adjustments, and a $2.0 million increase in minority interest expense. Other expense, net, for the nine months ended September 30, 2006 versus the prior year decreased $13.6 million, principally reflecting a $12.5 million increase in gains on foreign currency transaction adjustments and an $9.5 million decrease in losses on security sales, offset by a $6.1 million increase in minority interest expense, a $2.3 million increased loss on hedging contracts, and a $4.0 million increase in expense due to legal settlements.

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
     The fair value of performance based stock units is based on the market price of our stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation expense is adjusted for subsequent changes in the outcome of performance-related conditions until the vesting date. In the three and nine months ended September 30, 2006, we recorded share-based compensation expense and cost associated with the SFAS 123(R) adoption as follows (in thousands):

	Three months ended September 30, 2006			Nine months ended September 30, 2006
		Restricted Stock			Restricted Stock
	Stock options	and Restricted		Stock options &	and Restricted
	& ESPP	Stock Units	Total	ESPP	Stock Units	Total
Research and development	$5,268	$9,379	$14,647	$16,636	$26,799	$43,435
Selling, general and administrative	7,788	16,144	23,932	24,587	42,042	66,629

Total	$13,056	$25,523	$38,579	$41,223	$68,841	$110,064

Pre-tax cumulative effect catch-up			—			(5,574)

Pre-tax effect of share-based compensation			$38,579			$104,490

Capitalized share-based payment costs			(698)			(2,431)

Share-based compensation expense			$37,881			$102,059

     For the three and nine months ended September 30, 2006, we capitalized costs of $0.7 million and $2.4 million associated with share-based compensation to inventory and fixed assets.
     In the third quarter of 2006, we recorded pre-tax share-based compensation expense associated with the SFAS 123(R) adoption and the restricted stock units of $37.9 million. In the nine months ended September 30, 2006, we recorded pre-tax share-based compensation expense of $102.1 million. This expense is net of a cumulative effect pre-tax adjustment of $5.6 million, or $3.8 million after-tax, resulting from the application of an estimated forfeiture rate for current and prior period unvested restricted stock awards.
     For the current quarter, share-based compensation reduced diluted earnings per share by $0.08. For the nine months ended September 30, 2006, share-based compensation reduced diluted earnings per share by $0.21. See Note 6, Share-Based Payments, for prior period pro-forma data and additional discussion.
Income Tax Provision
     Tax Rate
     Our effective tax rate was 28.7% on pre-tax income for the three months ended September 30, 2006 and 66.2% on pre-tax income before the cumulative effect of accounting change, for the nine months ended September 30, 2006, compared to 16.0% and 30.4% for the comparable periods in 2005. Our effective tax rate for the periods ending September 30 differs from the U.S. federal statutory rate primarily due to the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.6%	1.8%	3.5%	2.7%
Foreign taxes	(7.8)%	(47.1)%	(13.4)%	(22.6)%
Credits	(0.0)%	2.9%	(0.3)%	(1.9)%
Other	(1.1)%	1.9%	1.1%	0.2%
Fair value adjustment	1.0%	21.5%	7.0%	17.0%
IPR&D	0.0%	0.0%	37.2%	0.0%
Gain on settlement of Fumapharm license agreement	0.0%	0.0%	(3.9)%	0.0%

	28.7%	16.0%	66.2%	30.4%

     Our effective tax rate for the three months ended September 30, 2006 were lower than the U.S. statutory rate primarily due to the effect of lower income tax rates (less than the 35% U.S. statutory corporate rate) in certain non-U.S. jurisdictions in which we operate.
     Our effective tax rate for the nine months ended September 30, 2006 was higher than the U.S. statutory rate primarily due to the write-off of non-deductible IPR&D in connection with the acquisitions of Conforma and Fumapharm, (offset by the gain on settlement of the Fumapharm license agreement), the impact of acquisition-related intangible amortization related to foreign jurisdictions and state taxes, offset by the effect of lower income tax in certain non-U.S. jurisdictions.
     Our effective tax rates for the three and nine months ended September 30, 2005 was lower than the U.S. statutory rate primarily due to the effect of lower income tax rates (less than 35% U.S. statutory corporate rate) in certain non-U.S. jurisdictions, offset by acquisition-related intangible amortization expenses arising from purchase accounting related to foreign jurisdictions.
     We have net operating loss carryforwards and tax credit carryforwards for federal and state income tax purposes available to offset future taxable income. The utilization of our net operating loss carryforwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, other than for tax attributes acquired as part of the Conforma transaction, we anticipate that the annual limitation will result only in a modest delay in the utilization of such net operating loss and tax credits.
     Contingency
     On September 12, 2006, we received a Notice of Assessment from the Massachusetts Department of Revenue for $38.9 million, including penalties and interest, with respect to the 2001, 2002 and 2003 tax years. We believe that we have meritorious defenses to the proposed adjustment and will vigorously oppose the assessment. We believe that the assessment does not impact the level of our liabilities for income taxes. However, there is a possibility that we may not prevail in all of our assertions. If this is resolved unfavorably in the future based on facts and conditions currently not available to us, this could have a material impact on our future effective tax rate and our results of operations in the period in which an event would occur.

Liquidity and Capital Resources
     Financial Condition
Our financial condition is summarized as follows (in thousands);

	September 30,	December 31,
	2006	2005
Cash and cash equivalents	$414,594	$568,168
Marketable securities — short term	246,425	282,585
Marketable Securities — long term	1,372,772	1,204,378

Total cash, cash equivalents and marketable securities	$2,033,791	$2,055,131

Working capital	$890,147	$1,035,045
Outstanding borrowings — convertible notes	$45,074	$43,444
Outstanding borrowings — other	$25,440	$10,503
     Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and U.S. government instruments and other readily marketable debt instruments in accordance with our investment policy.
     We have financed our operating and capital expenditures principally through cash flows from our operations. We expect to finance our current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. Our working capital and capital requirements will depend upon numerous factors, including:
•	the continued commercial success of AVONEX and RITUXAN;

•	the commercial success of TYSABRI;

•	the timing and expense of obtaining regulatory approvals for products in development;

•	the cost of launching new products, and the success of those products;

•	funding and timing of payments related to several significant capital projects;

•	the progress of our preclinical and clinical testing;

•	fluctuating or increasing manufacturing requirements and research and development programs;

•	levels of resources that we need to devote to the development of manufacturing, sales and marketing capabilities, including resources devoted to the marketing of AVONEX, RITUXAN, FUMADERM, TYSABRI and future products;

•	technological advances;

•	status of products being developed by competitors;

•	our ability to establish collaborative arrangements with other organizations;

•	and working capital required to satisfy the options of holders of our senior notes and subordinated notes who may require us to repurchase their notes on specified terms or upon the occurrence of specified events.
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
     Operating activities
     The cash provided by operations during the nine months ended September 30, 2006 was $599.5 million, compared to $614.8 million for the nine months ended September 30, 2005. The decline of $15.3 million reflects a use of funds incurred in connection with increases in asset accounts and reductions in liabilities, offset by higher cash-based earnings. Specifically, cash used to finance movements in working capital asset and liability accounts gave rise to a use of funds in the current year of approximately $124.2 million versus a source of funds of $84.2 in the prior year. The total use of funds occurred principally in accrued expenses and other liabilities. The higher level of cash-based earnings in the current year reflects a constant level of net income but higher non-cash expenses in 2006 as compared to 2005. The principal component of the increase in non-cash changes was acquired in-process research and development of $330.5 million in 2006.
     Investing activities
     Investing activities used cash of $536.1 million in the nine months ended September 30, 2006 compared to providing $488.7 million in the nine months ended September 30, 2005. This decrease was due to the net purchase of marketable securities in the current year and payments related to the acquisitions of Fumapharm (approximately $215.5 million) and Conforma (approximately $147.8 million). In the prior year, proceeds from investments of $413.8 million and proceeds from sales of property, plant and equipment of $408.1 million had been sources of cash.
     Financing activities
     Cash used by financing activities during the nine months ended September 30, 2006 was $217.0 million compared to a use of cash of $1,016.4 million in the nine months ended September 30, 2005. The prior year was higher mainly due to the use of cash for the repurchase of senior notes in 2005 of $746.4 million.
     Borrowings
     As of September 30, 2006, our remaining indebtedness under our subordinated notes was approximately $45.0 million. At maturity, with dates ranging from 2019 to 2032, these notes will have a face value obligation of approximately $85.6 million. Additionally, one of our international joint ventures maintained a loan that had a carrying value of $25.4 million as of September 30, 2006.
     Commitments
     In August 2004, we restarted construction of our large-scale biologic manufacturing facility in Hillerod, Denmark. In March 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk-manufacturing component of our large-scale biologic manufacturing facility in Hillerod, Denmark. Additionally, we added a labeling and packaging component to the project. We also determined that we would no longer proceed with the fill-finish component of our large-scale biological manufacturing facility in Hillerod, Denmark. The original cost of the project was expected to be $372.0 million. As of September 30, 2006, we had committed approximately $254.4 million to the project, of which $241.5 million had been paid. We expect the label and packaging facility to be substantially completed in 2006 and licensed for operation in 2007. In October 2006, our Board of Directors approved the next phase of the project, which is expected to cost an additional $225 million.
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
     Contingency
     Under a collaboration agreement we entered into in 2004, we committed to pay our collaboration partner a milestone payment of 8 million Euros to be paid upon regulatory approval of a clinical stage compound that is under development for possible sale in Germany. We also guaranteed, upon regulatory approval, minimum royalty payments over a 10-year period totaling 20 million Euros. At this time, there is no active registration in process, and we are unsure if regulatory approval will be achieved. It is possible that our collaboration partner could assert a claim; however, if this were to occur, we believe that we would have meritorious defenses against any such claim.

     Share Repurchase Program
     In October 2004, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock provided us with authorized shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program expired on October 4, 2006. We repurchased 7.5 million shares under this program for the nine months ended September 30, 2006.
     On October 13, 2006 the Board of Directors authorized the repurchase of up to an additional 20.0 million shares of our common stock. The repurchased stock will provide us with authorized shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program does not have an expiration date.
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
Legal Matters
Please refer to Note 10, Litigation, for a discussion of legal matters as of September 30, 2006.
New Accounting Standards
Please refer to Note 15, New Accounting Pronouncements, for a discussion of new accounting standards.
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
     Except for revenues from sales of TYSABRI in the U.S., revenues from product sales are recognized when product is shipped and title and risk of loss has passed to the customer, typically upon delivery. Sales of TYSABRI in the U.S. are recognized on the “sell-through” model, that is, upon shipment of the product by Elan to the customer. The timing of distributor orders and shipments can cause variability in earnings.
     Revenues are recorded net of applicable allowances for returns, patient assistance, trade term discounts, Medicaid rebates, Veteran’s Administration rebates, managed care discounts and other applicable allowances. Included in our consolidated balance sheets at September 30, 2006 and December 31, 2005 are allowances for returns, rebates, discounts and other allowances which totaled $71.2 million and $65.3 million, respectively.
     At September 30, 2006, our allowance for product returns, which is a component of allowances for returns, rebates, discounts, and other allowances, was $15.9 million. At September 30, 2006, total reserves for product returns were approximately 1.2% of total current assets and less than 0.2% of total assets. We prepare our estimates of product returns based primarily on historical experience updated for changes in facts and circumstances, as appropriate.
     During the three months ended June 30, 2006, we recorded an increase in our allowance for expired products of $12.3 million to correct for prior period errors. This increase in the allowance was recorded through an out of period reduction in net revenue of $6.9 million and an increase in goodwill of $5.4 million. We identified and quantified the errors through an analysis of the historical rate for returns based on volumes of returns and the amount of credit granted to the returning distributor in past periods. At the time of merger with Biogen Inc. in 2003, Biogen Inc. had understated its allowance for expired product by an estimated $5.4 million due to an incorrect methodology applied in calculating its reserve balance. Had we identified this error at the time of the merger, the recorded goodwill would have been approximately $5.4 million higher than was reflected. We have also determined that this prior methodology was in error because it did not use known information in determining critical assumptions used in the basis of our calculation. Applying this methodology in the post-merger period resulted in understating this reserve by an additional $6.9 million. In all cases, the correctly calculated rate of return is less than one percent of related gross product revenues. We have determined that, in accordance with APB 28, Interim Financial Reporting paragraph 29, this out of period correction is not material to the current year. Additionally, we have determined that the error at the merger date is not material to any prior period balance sheet amounts and the error in the post-merger period is not material to any prior year reported amounts.
     For the three and nine months ended September 30, 2006 we recorded $58.5 million and $180.4 million, respectively, in our consolidated statement of income related to sales returns and allowances, rebates, discounts and other allowances, compared to $59.1 million and $167.0 million, respectively for the comparable periods in 2005. In the three and nine months ended September 30, 2006, the amount of these allowances was approximately 12.3% and 13.7%, respectively, of product revenue for all our products, compared to 15.1% and 14.1%, respectively, for the comparable periods in 2005. Product returns, which is a component of allowances for returns, rebates, discounts, and other allowances, were $8.7 million and $30.7 million for the three and nine months ended September 30, 2006, and $4.0 million and $20.1 million for the comparable periods in 2005.
     The increase in product returns expense for the three months ended September 30, 2006, as compared to the same period in 2005, is primarily a result of higher returns experience. The increase in expense for product returns for the nine months ended September 30, 2006, as compared to the same period in 2005, is primarily a result of the increases to the reserve discussed above and higher returns experience in the current year. Additionally, in the prior year, the expense included $9.7 million due to the voluntary suspension of TYSABRI. Product returns in the three and nine months ended September 30, 2006 included $3.0 and $9.7 million, respectively, related to product sales made prior to 2006. Of these amounts, $2.3 million was in reserves at December 31, 2005.
     TYSABRI
     During the third quarter of 2006, we began to sell TYSABRI in both the U.S. and Europe. Under the terms of our agreement with Elan, we manufacture TYSABRI. Furthermore, in the U.S. we sell TYSABRI to Elan who distribute it and co-market it in collaboration with us.
     Sales to Elan in the U.S. are made at predetermined prices that are reset on a quarterly basis prospectively, in a manner that allocates 50% of the gross margin of the collaboration to each of the partners. For sales to Elan in the U.S. our policy is to recognize revenue on the “sell-through” model, that is, upon shipment of the product by Elan to the customer. Reimbursements by Elan of our operating costs are reflected as reductions in the reported amount of those costs.
     In Europe we market and distribute TYSABRI and share profits and losses so that both we and Elan share 50% of the net pre-tax profits of the collaboration. Our policy is to recognize revenue at the time of shipment of the product. We reimburse Elan for commercial costs incurred by them on behalf of the international sales effort. Such reimbursements are recorded as selling and marketing. The net profit or loss sharing payment paid to or by Elan (based on the collaboration’s net pre-tax income or loss) is recorded as a component of cost of goods sold.
     Prior to the suspension of TYSABRI in 2005, we shipped product to Elan and recognized revenue in accordance with the policy described above. Accordingly, as of March 31, 2005, we deferred $14.0 million in revenue from

Elan related to sales of TYSABRI that had not yet been shipped by Elan. This amount was paid by Elan during 2005, and was recognized as revenue during the third quarter of 2006 as the uncertainty about the ultimate disposition of the product was eliminated during the period.
     As of September 30, 2006, Elan owed us $28.0 million, representing reimbursable commercialization and development expenses incurred by us. This amount is included in other current assets on our consolidated balance sheet.
     Revenues from Unconsolidated Joint Business
     Revenues from unconsolidated joint business consist of our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech, reimbursement from Genentech of our RITUXAN-related sales force and development expenses, and royalties from Genentech for sales of RITUXAN® (rituximab) outside the U.S. by Roche, and Zenyaku. Under the copromotion arrangement, all U.S. sales of RITUXAN and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis, as defined in our amended and restated collaboration agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking U.S. net sales of RITUXAN to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses, and joint development expenses incurred by Genentech and us. We record royalty revenue on sales of RITUXAN outside the U.S. on a cash basis.
     Royalty Revenues
     We receive royalty revenues under license agreements with a number of third parties that sell products based on technology we have developed or to which we have rights. The license agreements provide for the payment of royalties to us based on sales of the licensed product. We record these revenues based on estimates of the sales that occurred during the relevant period. The relevant period estimates of sales are based on interim data provided by licensees and analysis of historical royalties we have received (adjusted for any changes in facts and circumstances, as appropriate). We maintain regular communication with our licensees in order to obtain information to develop reasonable estimates. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period which they become known, typically the following quarter. Historically, adjustments have not been material based on actual amounts received from licensees. There are no future performance obligations on our part under these license agreements. To the extent we do not have sufficient ability to accurately estimate revenue, we record revenue on a cash basis.
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
     The fair value of 2006 stock option grants were estimated as of the date of grant using a Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Expected dividend yield	0%	0%
Expected stock price volatility	34.8%	34.8%
Risk-free interest rate	4.70%	4.38%
Expected option life in years	4.87	4.87

Resulting Calculation
Per share grant date fair value	$13.33	$16.88
     Expected volatility is based primarily upon implied volatility for our exchange traded options and other factors, including historical volatility. After assessing all available information on either historical volatility, implied volatility, or both, we have concluded that a combination of both historical and implied volatility provides its best estimate of expected volatility. The expected term of options granted is derived from using assumed exercise rates based on historical exercise patterns, and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate used is determined by the market yield curve based upon the risk-free interest rates established by the Federal Reserve, or non-coupon bonds that have maturities equal to the expected term. The dividend yield is based upon the fact that we have not historically granted cash dividends, and do not expect to issue dividends in the foreseeable future. Stock options granted prior to January 1, 2006 were valued based on the grant-date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures under SFAS 123 — Accounting for Stock-based Compensation. Alternative estimates and judgements could yield materially different results.
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
Item 3. Quantitative and Qualitative Disclosure about Market Risk
     Our market risks, and the ways we manage them, are summarized in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. There have been no material changes in the first nine months of 2006 to such risks or our management of such risks.
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures
     We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act) as of September 30, 2006. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Changes in Internal Control over Financial Reporting
     We have not made any changes in our internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. Legal Proceedings.
     The section entitled “Litigation” in “Notes to Consolidated Financial Statements” in Part I of this report is incorporated into this item by reference.
Item 1A. Risk Factors
     Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed below and elsewhere in this report. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the risks listed below to be a complete set of all potential risks or uncertainties. Although we believe that the risks described below represent all material risks currently applicable to our business, additional risks and uncertainties not presently known to us or that are currently not believed to be significant to our business may also affect our actual results and could harm our business, financial condition and results of operations.
     Our Revenues Rely Significantly on a Limited Number of Products
     Our current and future revenues depend substantially upon continued sales of our commercial products. Revenues related to sales of two of our products, AVONEX and RITUXAN, represented approximately 92% of our total revenues in three months ended September 30, 2006. We cannot assure you that AVONEX or RITUXAN will continue to be accepted in the U.S. or in any foreign markets or that sales of either of these products will not decline in the future. A number of factors may affect market acceptance of AVONEX, RITUXAN, TYSABRI and our other products, including:
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
     Our Long-Term Success Depends Upon the Successful Development and Commercialization of Other Products from Our Research and Development Activities and External Growth Opportunities
     Our long-term viability and growth will depend upon the successful development and commercialization of other products from our research and development activities and external growth opportunities. We, along with Genentech, continue to expand our development efforts related to RITUXAN and we are independently expanding development efforts around other potential products in our pipeline. The expansion of our pipeline may include increases in spending on internal projects, and is expected to include an increase in spending on external growth opportunities, such as the acquisition and license of Aviptadil and CDP323, third party technologies or products, collaborations with Alnylam Pharmaceuticals, UCB, and other companies and universities, the acquisitions of companies with commercial products and/or products in their pipelines, and other types of investments. Product development and commercialization involve a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. In addition, competition for collaborations and the acquisition and in-license of third party technologies and products in the biopharmaceutical industry is intense. We cannot be certain that we will be able to enter into collaborations or agreements for desirable and compatible technologies or products on acceptable terms or at all. Many important factors affect our ability to successfully develop and commercialize other products, including the ability to:
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
     Competition in Our Industry and in the Markets for Our Products is Intense
     The biotechnology industry is intensely competitive. We compete in the marketing and sale of our products, the development of new products and processes, the acquisition of rights to new products with commercial potential and the hiring of personnel. We compete with biotechnology and pharmaceutical companies that have a greater number of products on the market, greater financial and other resources and other technological or competitive advantages. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business; will not benefit from significantly greater sales and marketing capabilities; or will not develop products that are accepted more widely than ours.
     AVONEX competes with four other products:
•	REBIF, which is co-promoted by Serono, Inc. and Pfizer Inc. in the U.S. and sold by Serono AG in the EU;

•	BETASERON, sold by Berlex in the U.S. and sold under the name BETAFERON by Schering A.G. in the EU;

•	COPAXONE, sold by Teva in the U.S. and co-promoted by Teva and Aventis Pharma in the EU; and

•	TYSABRI, which is co-promoted by Elan and us.
     In addition, a number of companies, including us, are working to develop products to treat MS that may in the future compete with AVONEX. AVONEX also faces competition from off-label uses of drugs approved for other indications. Some of our current competitors are also working to develop alternative formulations for delivery of their products, which may in the future compete with AVONEX.
     RITUXAN is typically used after patients fail to respond or relapse after treatment with traditional radiation therapy or standard chemotherapy regimes, such as CVP and CHOP. ZEVALIN is typically used after patients fail to respond or relapse following treatment with RITUXAN. A number of other companies, including us, are working to develop products to treat B-cell NHLs and other forms of non-Hodgkin’s lymphoma that may ultimately compete with RITUXAN.
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
     We are Subject to Risks Related to the Products that We Manufacture
     We manufacture and expect to continue to manufacture our own commercial requirements of bulk AVONEX, and TYSABRI. Our inability to manufacture successfully bulk product and to maintain regulatory approvals of our manufacturing facilities would harm our ability to produce timely sufficient quantities of commercial supplies of AVONEX and TYSABRI to meet demand. Problems with manufacturing processes could result in product defects or manufacturing failures, which could require us to delay shipment of products, recall, or withdraw products previously shipped, or impair our ability to expand into new markets or supply products in existing markets. Any such problem would be exacerbated by unexpected demand for our products. In June 2005, we sold our large-scale manufacturing facility in Oceanside, California to Genentech. We previously had planned to use the Oceanside facility to manufacture TYSABRI and other commercial products. We currently manufacture TYSABRI at our manufacturing facility in Research Triangle Park, North Carolina, or RTP. We are proceeding with construction of the bulk manufacturing component of our large-scale biologic manufacturing facility in Hillerod, Denmark and have added a labeling and packaging component to the project. Our plans with respect to the Hillerod large-scale manufacturing facility are, in part, dependent upon the market acceptance of TYSABRI. See “Risk Factors — Safety Issues with TYSABRI Could Significantly Affect our Growth.” We expect that we will be able to meet foreseeable manufacturing needs for TYSABRI from our large-scale manufacturing facility in RTP.
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
     Our Revenues Depend on Payment and Reimbursement from Third Party Payors, and, to the Extent that Payment or Reimbursement for Our Products Is Reduced, this Could Negatively Impact Our Product Sales and Revenue
     Sales of our products are dependent, in large part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other organizations. U.S. and foreign government regulations mandating price controls and limitations on patient access to our products impact our business and our future results could be adversely affected by changes in such regulations.
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
     There has been, and we expect that there may continue to be significant litigation in the industry regarding patents and other intellectual property rights. Litigation, and other proceedings concerning patents and other intellectual property rights may be protracted, expensive and distracting to management. Competitors may sue us as a way of delaying the introduction of our products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time consuming and could harm our business. We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope and/or noninfringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights, or, conversely, hinder our ability to market our products.
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
     Some of Our Activities may Subject Us to Risks under Federal and State Laws Prohibiting “Kickbacks” and False or Fraudulent Claims
     We are subject to the provisions of a federal law commonly known as the Medicare/Medicaid anti-kickback law, and several similar state laws, which prohibit payments intended to induce physicians or others either to purchase or arrange for or recommend the purchase of healthcare products or services. While the federal law applies only to products or services for which payment may be made by a federal healthcare program, state laws may apply regardless of whether federal funds may be involved. These laws constrain the sales, marketing and other promotional activities of manufacturers of drugs and biologicals, such as us, by limiting the kinds of financial arrangements, including sales programs, with hospitals, physicians, and other potential purchasers of drugs and biologicals. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance that can be substantial, including the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid).
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     A summary of our stock repurchase activity for the nine months ended September 30, 2006 is set forth in the table below:
Issuer Purchases of Equity Securities

			Total number of
			shares purchased as	Number of shares
	Total number of		part of publicly	that may yet be
	shares purchased	Average price paid	announced program	purchased under our
Period	(#)(a)	per share ($)	(#)(a)	program (#)
Q1	8,040 (b)	$45.56	8,040 (b)	11,908,360
Q2	—	$—	—	11,908,360
Q3	7,470,500	$42.79	7,470,500	4,437,860

Total — nine months ended 30 September 2006	7,478,540	$42.79	7,478,540	4,437,860

(a)	In October 2004, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. This repurchase program expired on October 4, 2006.

On October 13, 2006 the Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock will provide us with authorized shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program does not have an expiration date.

(b)	All of these shares are shares that were used by certain employees to pay the exercise price of their stock options in lieu of paying cash or utilizing our cashless option exercise program.
Item 6. Exhibits
10.1	Letter agreement regarding employment arrangement of Cecil B. Pickett, Ph.D. dated June 21, 2006.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2006	BIOGEN IDEC INC.
/s/ Peter N. Kellogg
Peter N. Kellogg
Executive Vice President, Finance and Chief Financial Officer