Form 10-K
period 2006-12-31
BIOGEN IDEC INC
filed 2007-02-21
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act..  Yes ☐     No ☑

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

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $15,836,264,111.

As of February 15, 2007, the Registrant had 342,436,836 shares of Common Stock, $0.0005 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

BIOGEN IDEC INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2006

PART I

Item 1.	Business

Overview

Biogen Idec creates new standards of care in oncology, neurology, immunology and other specialty areas of unmet medical need. As a global leader in the development, manufacturing, and commercialization of novel therapies, we transform scientific discoveries into advances in human healthcare. We currently have five products:

AVONEX® (interferon beta-1a)

AVONEX is approved worldwide for the treatment of relapsing forms of multiple sclerosis, or MS, and is the most prescribed therapeutic product in MS worldwide. Globally over 135,000 patients use AVONEX.

RITUXAN® (rituximab)

RITUXAN is approved worldwide for the treatment of relapsed or refractory low-grade or follicular, CD20-positive, B-cell non-Hodgkin’s lymphomas, or B-cell NHLs. In 2006, the U.S. Food and Drug Administration, or FDA, approved RITUXAN for three additional uses in NHL. We believe that RITUXAN is the top-selling oncology therapeutic in the United States and has had more than 960,000 patient exposures worldwide. In addition, in February 2006, the FDA approved the RITUXAN supplemental Biologics License Application, or sBLA, for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active rheumatoid arthritis, or RA, who have had an inadequate response to one or more tumor necrosis factor, or TNF, antagonist therapies. We are working with Genentech and Roche on the development of RITUXAN in additional oncology and other indications.

RITUXAN is the trade name for the compound rituximab in the U.S., Canada and Japan. MabThera is the trade name for rituximab in the European Union, or EU. In this Annual Report, we refer to rituximab, RITUXAN, and MabThera collectively as RITUXAN, except where we have otherwise indicated.

TYSABRI® (natalizumab)

TYSABRI is approved for the treatment of relapsing forms of MS. Under the terms of a collaboration agreement with Elan Corporation plc, or Elan, we are solely responsible for the manufacture of TYSABRI, and we collaborate with Elan on the product’s marketing, commercial distribution and on-going development activities. The collaboration agreement with Elan is designed to effect an equal sharing of profits and losses generated by the activities of the collaboration between Elan and us.

ZEVALIN® (ibritumomab tiuxetan)

The ZEVALIN therapeutic regimen, which features the ZEVALIN antibody, is a radioimmunotherapy that is approved for the treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell NHL, including patients with RITUXAN refractory NHL. During the third quarter of 2006, we began executing a plan to divest our ZEVALIN product line.

FUMADERM® (dimethylfumarate and monoethylfumarate salts)

FUMADERM was acquired with the purchase of Fumapharm AG, or Fumapharm, in June 2006. FUMADERM acts as an immunomudulator and has been approved in Germany for the treatment of severe psoriasis since 1994.

Other Revenue and Programs

In 2006, we recorded product revenues from sales of AMEVIVE® (alefacept) prior to our sale of this product line in April 2006. AMEVIVE is approved in the U.S. and other countries for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy.

We also receive royalty revenues on sales by our licensees of a number of products covered under patents that we control. In addition, we have a pipeline of research and development products in our core therapeutic areas and in other areas of interest.

We devote significant resources to internal research and development programs, and intend to commit significant additional resources to external research and development opportunities. We intend to focus our research and development efforts on finding novel therapeutics in areas of high unmet medical need, both within our current focus areas of oncology, neurology and immunology as well as in new therapeutic areas. Our current late stage efforts include our collaboration with Elan on the development of TYSABRI as a potential treatment for Crohn’s disease; our work with Genentech and Roche on the development of RITUXAN in additional oncology indications, RA, MS and lupus and the co-development of additional anti-CD-20 antibody products: BG-12 for relapsing forms of MS in Phase III; galiximab for NHL in Phase III; and lumiliximab for chronic lymphocytic leukemia, or CLL, in Phase IIb and our collaboration with PDL BioPharma, Inc., or PDL, on development of two Phase II antibody products in a variety of indications.

Merger

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

Available Information

We are a Delaware corporation with principal executive offices located at 14 Cambridge Center, Cambridge, Massachusetts 02142. Our telephone number is (617) 679-2000 and our website address is www.biogenidec.com. We make available free of charge through the Investor Relations section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or the SEC. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website. You may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may get information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Our Products — Approved Indications and Ongoing Development

Our products are targeted to address a variety of key medical needs in the areas of oncology, neurology, and immunology. Our marketed products and late stage product candidates are as follows:

Development and/or
Product	Product Indications	Status	Marketing Collaborators

AVONEX	Relapsing forms of MS	Approved — numerous countries worldwide	None

RITUXAN	Certain B-cell NHLs	Approved — numerous countries worldwide	All RITUXAN Indications: U.S. — Genentech Japan — Roche and Zenyaku Outside U.S. and Japan — Roche

	Rheumatoid arthritis	Approved — U.S. for anti-TNF-inadequate responders	See above

		Phase III — DMARD inadequate responders	See above

	Relapsed CLL	Phase III	See above

	Lupus	Phase II/III	Genentech

	MS	Phase II/III	See above, except for PPMS indication which is only Genentech

ZEVALIN	Certain B-cell NHLs (radioimmunotherapy)	Approved — U.S. and E.U.	Outside U.S. — Schering AG

	Diffuse large B-cell lymphoma	Phase III	See above

TYSABRI	Relapsing forms of MS	Approved — U.S. and E.U.	Elan

	Crohn’s disease	Regulatory review — U.S. and E.U.	See above

FUMADERM	Severe psoriasis	Approved — Germany	Fumedica

BG-12	MS	Phase III	None

	Psoriasis	Phase III completed	None

Anti-CD80 MAb/ galiximab	Relapsed or refractory NHL	Phase III	None

Anti-CD23 MAb/lumiliximab	Relapsed or refractory CLL	Phase IIb	None

AVONEX

We currently market and sell AVONEX worldwide for the treatment of relapsing forms of MS. In 2006, sales of AVONEX generated worldwide revenues of $1.7 billion as compared to worldwide revenues of $1.5 billion in 2005.

MS is a progressive neurological disease in which the body loses the ability to transmit messages along nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing MS experience an uneven pattern of disease progression characterized by periods of stability that are interrupted by flare-ups of the disease after which the patient returns to a new baseline of functioning. AVONEX is a recombinant form of a protein produced in the body by fibroblast cells in response to viral infection. AVONEX has been shown in clinical trials in relapsing forms of MS both to slow the accumulation of disability and to reduce the frequency of flare-ups. AVONEX is approved to treat relapsing forms of MS, including patients with a first clinical episode and MRI features consistent with MS. Biogen, Inc. began selling AVONEX in the U.S. in 1996, and in the EU in 1997. AVONEX is on the market in 70 countries. Based on data from an independent third party research organization, information from our distributors and internal analysis, we believe that AVONEX is the most prescribed therapeutic product for the treatment of MS worldwide. Globally over 135,000 patients use AVONEX.

We continue to work to expand the data available about AVONEX and MS treatments. In September 2006, we presented at the European Committee for Treatment and Research in Multiple Sclerosis, or ECTRIMS, Congress results from the Global Adherence Project, or GAP, the largest multi-national study of its kind to date to evaluate patient adherence to long-term treatments for MS in a real-world setting. GAP is a global multi-center, cross-sectional observational study that investigated factors that influence non-adherence to MS therapies. The study enrolled 2,566 patients with relapsing remitting MS at 176 sites in 22 countries taking one of the following therapies: AVONEX, Betaseron® (Interferon beta-1b), Copaxone® (glatiramer acetate), or Rebif® (Interferon beta-1a). Patients were evaluated through a validated MS quality of life scale, as well as a self-reported questionnaire that collected data on disease status, treatment, and factors that may have affected adherence to treatment during the course of their therapy. Overall 25% of patients reported non-adherence, with patients on AVONEX reporting statistically significantly better adherence than any of the other therapies.

We have also extended the Controlled High Risk AVONEX Multiple Sclerosis Prevention Study In Ongoing Neurological Surveillance, or CHAMPIONS. CHAMPIONS was originally designed to determine whether the effect of early treatment with AVONEX in delaying relapses and reducing the accumulation of MS brain lesions could be sustained for up to five years. The study results showed that AVONEX altered the long-term course of MS in patients who began treatment immediately after their initial MS attack compared to initiation of treatment more than two years after onset of symptoms. The five-year study extension is intended to determine if the effects of early treatment with AVONEX can be sustained for up to ten years. We also continue to support Phase IV investigator-run studies evaluating AVONEX in combination with other therapies.

In November 2006, we launched AVONEX in Japan, following the approval of the Japanese Ministry of Health, Labour and Welfare of AVONEX for the prevention of MS relapse. AVONEX is the first new MS treatment available in Japan in six years. It is the second disease-modifying therapy approved to treat MS in Japan and the only one that can be administered once a week.

RITUXAN

RITUXAN is approved worldwide for the treatment of relapsed or refractory low-grade or follicular, CD20-positive, B-cell NHLs, which comprise approximately half of the B-cell NHLs diagnosed in the U.S. In the U.S., RITUXAN is approved for NHL with the following label indications:

•	The treatment of patients with relapsed or refractory, low-grade or follicular, CD20-positive, B-cell non-Hodgkin’s lymphoma;

•	The first-line treatment of patients with diffuse large B-cell, CD20-positive, non-Hodgkin’s lymphoma (or “DLBCL”) in combination with CHOP (cyclophosphamide, doxorubicin, vincristine and prednisone) or other anthracycline-based chemotherapy regimens;

•	The first line treatment of previously untreated patients with follicular, CD20-positive, B-cell NHL in combination with CVP (cyclophosphamide, vincristine and prednisone) chemotherapy;

•	The treatment of low grade CD20-positive, B-cell NHL in patients with stable disease or who achieve a partial or complete response following first line treatment with CVP chemotherapy.

In addition, in February 2006, the FDA approved the RITUXAN sBLA for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active rheumatoid arthritis, or RA, who have had an inadequate response to one or more TNF antagonist therapies.

Our interest in RITUXAN is recognized as revenue from unconsolidated joint business, and is made up of three components:

•	We copromote RITUXAN in the U.S. in collaboration with Genentech. All U.S. sales of RITUXAN are recognized by Genentech, and we record our share of the pretax copromotion profits on a quarterly basis. In 2006, RITUXAN generated U.S. net sales of $2.1 billion, of which we recorded $555.8 million as our share of copromotion profits, as compared to U.S. net sales of $1.8 billion in 2005, of which we recorded $513.8 million as our share of copromotion profits;

•	Roche sells RITUXAN outside the U.S., except in Japan where it co-markets RITUXAN in collaboration with Zenyaku Kogyo Co. Ltd., or Zenyaku. We received royalties through Genentech on sales of RITUXAN outside of the U.S. of $194.0 million in 2006 as compared to $147.5 million in 2005;

•	Finally, we receive reimbursement from Genentech for our selling and development expenses.

In the U.S., we share responsibility with Genentech for continued development. Such continued development includes conducting supportive research and post-approval clinical studies and seeking potential approval for additional indications. Genentech provides the support functions for the commercialization of RITUXAN in the U.S. and has worldwide manufacturing responsibilities. See “Sales, Marketing and Distribution — RITUXAN and

ZEVALIN” and “Manufacturing and Raw Materials.” We also have the right to collaborate with Genentech on the development of other humanized anti-CD20 antibodies targeting B-cell disorders for a broad range of indications, and to copromote with Genentech any new products resulting from such development in the U.S. The most advanced such humanized anti-CD20 antibody under development has finished a Phase II trial for use in RA, and has entered a Phase III program.

RITUXAN in Oncology

We believe that RITUXAN is the top-selling oncology therapeutic in the United States and has had more than 960,000 patient exposures worldwide. RITUXAN is generally administered as outpatient therapy by personnel trained in administering chemotherapies or biologics. RITUXAN is unique in the treatment of B-cell NHLs due to its specificity for the antigen CD20, which is expressed only on the surface of normal B-cells and malignant B-cells. Stem cells (including B-cell progenitors or precursor B-cells) in bone marrow lack the CD20 antigen. This allows healthy B-cells to regenerate after treatment with RITUXAN and to return to normal levels within several months. RITUXAN’s mechanism of action, in part, utilizes the body’s own immune system as compared to conventional lymphoma therapies. In 2006, the FDA approved RITUXAN for three additional uses in NHL: (1) for the treatment of previously untreated patients with diffuse, large B-cell NHL in combination with anthracycline-based chemotherapy regimens (February), (2) for first-line treatment of previously-untreated patients with follicular NHL in combination with CVP chemotherapy (September), and (3) for the treatment of low-grade NHL in patients with stable disease or who achieve a partial or complete response following first-line treatment with CVP chemotherapy (September). A summary of important clinical data follows:

•	A randomized Phase III study, known as ECOG 4494, of patients age 60 or older with newly diagnosed, diffuse, large B-cell, or aggressive non-Hodgkin’s lymphoma, comparing CHOP alone to a regimen of RITUXAN plus CHOP, also known as R-CHOP, as a front-line or induction therapy followed by RITUXAN maintenance therapy or observation for those patients who responded positively to either R-CHOP or CHOP alone. The study is a U.S. Intergroup study led by the Eastern Cooperative Oncology Group, or ECOG, and enrolled 632 subjects. The primary endpoint of the induction and maintenance phases of the study was time to treatment failure. Due to the observed interaction between RITUXAN maintenance and induction therapy, additional analyses were performed to compare induction therapy with R-CHOP versus CHOP alone, removing the effects of subsequent RITUXAN maintenance therapy. Based on these additional analyses, the investigators concluded that patients who received R-CHOP induction therapy experienced prolonged time to treatment failure and overall survival compared to patients who received induction therapy with CHOP alone. In the maintenance phase of the study, patients treated with RITUXAN maintenance therapy for up to an additional two years after completing induction therapy had a statistically significant delay in time to treatment failure compared to patients who did not receive RITUXAN maintenance therapy following induction. This advantage appears predominantly confined to patients who received CHOP alone during the induction phase;

•	A large Phase III randomized study of 823 patients, known as MinT, designed to evaluate RITUXAN in combination with chemotherapy as a front-line treatment for aggressive large, B-cell NHL in patients age 18 to 60. This study, which was conducted by an international cooperative group and sponsored by Roche, met its pre-specified primary efficacy endpoint early. Positive results from the study were announced in June 2004. The study authors concluded that data from the study demonstrated a significant improvement in time to treatment failure, the primary endpoint of the study. At two years, 81% of patients who received RITUXAN and chemotherapy did not experience treatment failure compared to 58% of patients who received chemotherapy alone. An analysis performed in 2005 showed a survival advantage to adding RITUXAN to chemotherapy; and

•	The Group d’Etude des Lymphome d’Adulte study, also known as the GELA trial, designed to evaluate the efficacy and safety of R-CHOP in patients 60 years of age or older with diffuse, large B-cell lymphoma. Previously untreated patients were randomized to receive eight cycles of CHOP alone or eight doses of R-CHOP. In this multi-center trial, with median follow-up of five years, overall survival for patients who had received RITUXAN plus CHOP was significantly prolonged compared with those who had received CHOP alone.

•	A randomized Phase III study of the addition of RITUXAN to a chemotherapy regimen of CVP in previously untreated, or front line patients with indolent non-Hodgkin’s lymphoma. In this investigator-run study, 322 patients who had not received previous treatment for CD20-positive follicular or indolent non-Hodgkin’s lymphoma were randomized to receive either CVP alone or CVP with RITUXAN. Results of the study updated in 2005 indicated that the addition of RITUXAN to CVP prolonged time to treatment failure, the primary endpoint of the study, to 34 months compared to 15 months for patients treated with CVP alone;

•	A multi-center, randomized Phase II study of 114 patients with relapsed indolent non-Hodgkin’s lymphoma designed to compare the efficacy of RITUXAN maintenance therapy to retreatment with RITUXAN. Maintenance therapy was defined as treatment with RITUXAN every six months for two years with the objective of keeping lymphoma from returning or progressing. Retreatment was defined as waiting until the disease progressed prior to administering another course of RITUXAN. The initial results of this investigator-run study showed that patients who received RITUXAN maintenance therapy experienced 31 months of progression-free survival as compared to 8 months of progression-free survival for those patients who received retreatment; and

•	A Phase III study, known as E1496, designed to compare RITUXAN maintenance therapy versus observation in patients with previously untreated indolent non-Hodgkin’s lymphoma who achieved stable disease or better after induction therapy with CVP. The study, which was led by ECOG, met its pre-specified primary efficacy endpoint early. Positive results from the study were announced in June 2004. The study authors concluded that there was a significant improvement in progression free survival, the primary endpoint of the study. The authors estimated that 56% of patients who received RITUXAN maintenance therapy were free of disease progression and alive at 4 years compared to 32% of patients who received no further treatment. In this trial, maintenance therapy began four weeks after the last cycle of chemotherapy and was defined as four doses of RITUXAN every six months for two years.

In an effort to identify additional applications for RITUXAN, we, in conjunction with Genentech and Roche, continue to support RITUXAN post-marketing studies. We, along with Genentech and Roche, are also conducting a multi-center global Phase III registrational study in patients with relapsed chronic lymphocytic leukemia, or CLL, comparing the use of fludarabine, cyclophosphamide and RITUXAN together, known as FCR, versus fludarabine and cyclophosphamide alone. This study is open at multiple sites worldwide. Additional clinical studies are ongoing in other B-cell malignancies such as lymphoproliferative disorders associated with solid organ transplant therapies, relapsed aggressive non-Hodgkin’s lymphoma and mantle cell non-Hodgkin’s lymphoma.

RITUXAN in RA

In February 2006, the FDA approved the sBLA for use of RITUXAN, in combination with methotrexate, for reducing signs and symptoms in adult patients with moderately-to-severely active RA who have had an inadequate response to one or more TNF antagonist therapies. The sBLA was based primarily on the results of a Phase III study known as REFLEX (Random Evaluation of Long-Term Efficacy of Rituximab in RA), announced in April 2005, which met its primary endpoint of a greater proportion of RITUXAN-treated patients achieving an American College of Rheumatology (ACR) 20 response at week 24, compared to placebo. REFLEX included patients with active RA who had an inadequate response or were intolerant prior to treatment with one or more anti-TNF therapies. In November 2005, we, along with Roche, announced the following additional 24-week efficacy data from REFLEX: 51% of patients achieved ACR 20, the primary endpoint of the study, versus 18% of placebo patients; 27% of patients achieved ACR 50, versus 5% of placebo patients; and 12% of patients achieved ACR 70, versus 1% of placebo patients. We, along with Genentech and Roche, initiated a Phase III program of RITUXAN in RA patients who are inadequate responders to disease-modifying anti-rheumatic drugs, or DMARDs, in the first half of 2006.

RITUXAN in Other Immunology Indications

Based primarily on results from the studies of RITUXAN in RA, as well as other small investigator-sponsored studies in various autoimmune-mediated diseases, we, along with Genentech, are conducting Phase III clinical studies of RITUXAN in MS and Systemic Lupus Erythematosus, SLE. In August 2006, we and Genentech announced that a Phase II study of RITUXAN in relapsing-remitting MS met its primary endpoint. The study of 104 patients showed a statistically significant reduction in the total number of gadolinium enhancing T1 lesions observed on serial MRI scans of the brain at weeks 12, 16, 20 and 24 in the RITUXAN-treated group compared to placebo. Genentech and Biogen Idec will continue to analyze the study results and has been accepted for presentation at an upcoming medical meeting in the first half of 2007.

In December 2006, we and Genentech issued a dear healthcare provider letter informing healthcare providers that two cases of progressive multifocal leukoencephalopathy, or PML, resulting in death were reported in patients receiving RITUXAN for treatment of SLE, an indication where RITUXAN is not approved for treatment. We are working with regulatory authorities to update the prescribing information for RITUXAN.

TYSABRI

TYSABRI is approved for the treatment of relapsing forms of MS. On June 5, 2006, we and Elan announced the FDA’s approval of the sBLA for the reintroduction of TYSABRI as a monotherapy treatment for relapsing forms of MS to slow the progression of disability and reduce the frequency of clinical relapses. On June 29, 2006, we and Elan announced that the EMEA had approved TYSABRI as a similar treatment.

TYSABRI was initially approved by the FDA in November 2004 to treat relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI based on reports of cases of progressive multifocal leukoencephalopathy, or PML, a rare and frequently fatal demyelinating disease of the central nervous system, in patients treated with TYSABRI in clinical studies. In consideration of these events, TYSABRI is marketed under risk management or minimization plans as agreed with local regulatory authorities. In the U.S. TYSABRI was reintroduced with a risk minimization action plan, or RiskMAP, known as the TYSABRI Outreach: Unified Commitment to Health, or TOUCH, Prescribing Program, a rigorous system intended to educate physicians and patients about the risks involved and assure appropriate use of the product.

In September 2004, Elan submitted a Marketing Authorisation Application, or MAA, to the EMEA for approval of TYSABRI as a treatment for Crohn’s disease. The filing is based on the results of three randomized, double-blind, placebo-controlled, multi-center trials of TYSABRI assessing the safety and efficacy as both an induction and maintenance therapy — ENCORE (Efficacy of Natalizumab in Crohn’s Disease Response and Remission), ENACT-1 (Efficacy of Natalizumab as Active Crohn’s Therapy) and ENACT-2 (Evaluation of Natalizumab As Continuous Therapy). In December 2006, Elan submitted an sBLA to the FDA seeking approval to market TYSABRI as a treatment for patients with moderately to severely active Crohn’s disease based on the same data as the European filing. The filing also includes proposed labeling and a risk management plan, both of which are similar to those approved for the MS indication. One of the confirmed cases of PML was in a patient who was in a clinical study of TYSABRI in Crohn’s disease. The review of the safety database conducted by us and Elan after the TYSABRI suspension led to a serious adverse event previously reported as malignant astrocytoma by a clinical investigator in a clinical study of TYSABRI in Crohn’s disease to be reassessed as PML. We anticipate regulatory action by the EMEA in the first half of 2007.

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

Under the terms of the collaboration, we are solely responsible for the manufacture of TYSABRI, and we collaborate with Elan on the product’s marketing, commercial distribution and ongoing development activities. The collaboration agreement with Elan is designed to effect an equal sharing of profits and losses generated by the activities of the collaboration between Elan and us. Under our agreement with Elan, however, in the event that sales of TYSABRI exceed specified thresholds, Elan is required to make milestone payments to us in order to continue sharing equally in the collaboration’s results.

In the U.S., we sell TYSABRI to Elan who sells the product to third party distributors. Elan and we co-market the product. The sales price to Elan in the U.S. is set at the beginning of each quarterly period to effect an approximate equal sharing of the gross margin between Elan and us. In addition, both parties share equally in the operating costs, which include research and development, selling, general and administrative expenses and other similar costs. Sales of TYSABRI to Elan are reported as revenues and are recognized upon Elan’s shipment of the product to third party distributors, at which time all revenue recognition criteria have been met. As of December 31, 2006, we had deferred revenue of $5.0 million for shipments to Elan that remained in Elan’s ending inventory as of December 31, 2006. Elan’s reimbursement of TYSABRI operating costs is reflected as a reduction of the respective costs within our consolidated statement of income.

For sales outside of the U.S., we are responsible for distributing TYSABRI to customers and are primarily responsible for all operating activities. Both parties share equally in the operating results of TYSABRI outside the U.S. Sales of TYSABRI are reported as revenue and are recognized at the time of product delivery to our customer, at which time all revenue recognition criteria have been met. Payments from Elan for their share of the collaboration operating losses relating to sales outside the U.S. are reflected in the collaboration profit (loss) sharing line in our consolidated statement of income. For 2006, we recognized $9.7 million in income related to reimbursements made in connection with this arrangement.

In July 2006, we began to ship TYSABRI in both the United States and Europe. In 2006, we recorded sales of TYSABRI in the U.S. and Europe relating to current activity of $11.9 million and $10.0 million, respectively. Prior to the suspension of TYSABRI in 2005, we shipped product to Elan in the U.S. and recognized revenue in accordance with the policy described above. As a result of the suspension of TYSABRI, we deferred $14.0 million in revenue from Elan as of March 31, 2005 related to TYSABRI product that remained in Elan’s ending inventory. This amount was paid by Elan during 2005 and was subsequently recognized as revenue during 2006, as the uncertainty about the ultimate disposition of the product was eliminated. As a result, we recognized total revenue for U.S. related TYSABRI activities of $25.9 million in 2006.

PHASE III Studies of TYSABRI in MS

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

The AFFIRM study

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

The SENTINEL study

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

Phase III Studies of TYSABRI in Crohn’s Disease

We, along with Elan, have completed three Phase III studies of TYSABRI in Crohn’s disease. The three completed Phase III studies are known as ENACT-2 (Evaluation of Natalizumab as Continuous Therapy-2), ENACT-1 (Evaluation of Natalizumab as Continuous Therapy-1), and ENCORE (Efficacy of Natalizumab for Crohn’s Disease Response and Remission).

ENACT-1/ENACT-2

In ENACT-2, 339 patients who were responders in ENACT-1, the Phase III induction study, were re-randomized to one of two treatment groups, TYSABRI or placebo, both administered monthly for a total of 12 months. In ENACT-1, the primary endpoint of “response,” as defined by a 70-point decrease in the Crohn’s Disease Activity Index, or CDAI, at week 10, was not met. In ENACT-2, the primary endpoint, which was met, was maintenance of response through six additional months of therapy. A loss of response was defined as a greater than 70 point increase in CDAI score and a total CDAI score above 220 or any rescue intervention. Through month six, there was a significant treatment difference of greater than 30% in favor of patients taking TYSABRI compared to those taking placebo. Twelve-month data from ENACT-2 showed a sustained and clinically significant response throughout twelve months of extended TYSABRI infusion therapy, confirming findings in patients who had previously shown a sustained response throughout six months. Maintenance of response was defined by a CDAI score of less than 220, and less than 70-point increase from baseline, in the absence of rescue intervention throughout the study. Response was maintained by 54% of patients treated with natalizumab compared to 20% of those treated with placebo. In addition, 39% of patients on TYSABRI maintained clinical remission during the study period, versus 15% of those on placebo. By the end of month twelve, 49% of patients treated with TYSABRI who had previously been treated with corticosteroids were able to withdraw from steroid therapy compared to 20% of placebo-treated patients.

The ENCORE study

In June 2005, we and Elan announced that ENCORE, the second Phase III induction trial of TYSABRI for the treatment of moderately to severely active Crohn’s disease in patients with evidence of active inflammation, met the primary endpoint of clinical response as defined by a 70-point decrease in baseline CDAI score at both weeks 8 and 12. The study also met all of its secondary endpoints, including clinical remission at both weeks 8 and 12. Clinical remission was defined as achieving a CDAI score of equal to or less than 150 at weeks 8 and 12. At the time of the TYSABRI suspension, all ENCORE study patients had completed dosing based on the study protocol and collection of data and analysis followed.

ZEVALIN

The ZEVALIN therapeutic regimen is a radioimmunotherapy and part of a regimen that is approved for the treatment of patients with relapsed or refractory low-grade, follicular, or transformed B-cell NHL, including patients with RITUXAN relapsed or refractory non-Hodgkin’s lymphoma. In 2006, sales of ZEVALIN in the

U.S. generated revenues of $16.4 million as compared to revenues of $19.4 million in 2005. ZEVALIN is approved in the EU for the treatment of adult patients with CD20-positive follicular B-cell NHL who are refractory to or have relapsed following RITUXAN therapy. We sell ZEVALIN to Schering AG for distribution in the EU, and receive royalty revenues from Schering AG on sales of ZEVALIN in the EU. Rest of world product sales for ZEVALIN in 2006 and 2005 were $1.4 million. During the third quarter of 2006, we began executing a plan to divest our ZEVALIN product line.

FUMADERM

FUMADERM (dimethylfumarate and monoethylfumarate salts) was acquired with the purchase of Fumapharm in June 2006. FUMADERM acts as an immunomudulator and is approved in Germany for the treatment of severe psoriasis. In 2006, sales of FUMADERM in Germany totaled $9.5 million, which we recorded from the date acquisition of Fumapharm. The product has been in commercial use in Germany for approximately eleven years and is the most prescribed oral systemic treatment for severe psoriasis in Germany.

AMEVIVE

AMEVIVE is approved in the U.S. and other countries for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. In 2006, sales of AMEVIVE generated worldwide revenues of $11.5 million, until we sold all rights in the product to Astellas Pharma US, Inc., or Astellas, in the second quarter of 2006. Under the terms of the agreement with, we will continue to manufacture AMEVIVE and supply product to Astellas for a period of up to 11 years. Under the terms of the supply agreement, we charge Astellas fixed amounts based on volume. Such amounts will be recognized as corporate partner revenue and are not expected to be significant.

BG-12

BG-12 is a second-generation oral fumarate with an immunomodulatory mechanism of action, which we acquired with the purchase of Fumapharm in June 2006. We completed a Phase 2b clinical study of BG-12 in patients with relapsing-remitting MS in October 2005. In January 2006, we announced that this study had its achieved its primary efficacy endpoint. Based on the results of the Phase 2 study, we announced that we initiated a Phase 3 program of BG-12 in MS in January 2007. Fumapharm has also completed a small Phase III study of BG-12 in psoriasis.

ANTI-CD80 Antibody/(galiximab)

The CD80 antigen is expressed on the surface of follicular and other lymphoma cells, and is also known as B7.1. In the fourth quarter of 2005, we completed a Phase IIa study designed to evaluate the anti-CD80 antibody that we developed using our Primatized® antibody technology in patients with non-Hodgkin’s lymphoma. The antibody was well tolerated, with observation of clinical responses in patients treated with higher doses. Based on the results of the Phase IIa study, we announced that we initiated a Phase III study of the antibody in front line non-Hodgkin’s lymphoma in combination with RITUXAN and standard chemotherapy in January 2007.

ANTI-CD23 Antibody/(lumiliximab)

The CD23 antigen is expressed on the surface of mature B-cells and other immune system cells, and is also known as Fc epsilon RII. We have completed a Phase IIa study designed to evaluate the anti-CD23 antibody that we developed using our Primatized® antibody technology in patients with chronic lymphocytic leukemia, or CLL. The antibody was well tolerated, with observation of clinical complete responses in patients. Based on the results of the Phase IIa study, we announced that we initiated a Phase IIb study of the antibody in relapsed or refractory CLL in January 2007.

Our Other Research and Development Programs

We intend to commit significant resources to both internal and external research and development opportunities. We intend to focus our research and development efforts on finding novel therapeutics in areas of high unmet medical need. Our core focus areas are in oncology, neurobiology and autoimmune disease, but our research and development efforts may extend to additional therapeutic areas outside of these. Below is a brief summary of some of our early stage product candidates.

Oncology

•	M200 (volociximab), a chimeric monoclonal antibody directed against alpha5 beta1 integrin, shown to inhibit the formation of new blood vessels necessary for tumor growth, in collaboration with PDL BioPharma, Inc., or PDL;

•	CNF2024, a totally synthetic, orally bioavailable heat shock protein 90 inhibitor, acquired with the purchase of Conforma Therapeutics Corporation, or Conforma; and

•	a maytansinoid-conjugated monoclonal antibody directed against CRIPTO, a novel cell surface signaling molecule that is over-expressed in solid tumors; and

Autoimmune and Inflammatory Diseases

•	a new humanized anti-CD20 antibody targeting B-cell disorders for a broad range of indications, and a BR3 protein therapeutic as a potential treatment for disorders associated with abnormal B-lymphocyte activity, in separate collaborations with Genentech;

•	a soluble form of the lymphotoxin beta receptor, which targets RA and other autoimmune diseases; and

Neurobiology

•	in collaboration with Vernalis plc, BIIB014, formerly V2006, the lead compound in Vernalis’ adenosine A2A receptor antagonist program, which targets Parkinson’s disease and other central nervous system disorders;

•	in collaboration with PDL, daclizumab, a humanized monoclonal antibody that binds to the IL-2 receptor on activated T cells, inhibiting the binding of IL-2 and the cascade of pro-inflammatory events contributing to organ transplant rejection and autoimmune and related diseases. One Phase II trial of daclizumab in MS is complete and a second Phase II trial in MS is being planned;

•	in collaboration with UCB S.A., or UCB, CDP323, an orally active small molecule alpha-4 integrin inhibitor expected to enter Phase II clinical trials in MS in 2007;

•	Neublastin, a protein therapeutic that appears to maintain the viability and physiology of peripheral sensory neurons. Neublastin has shown activity in animal models of neuropathic pain; and

Emerging Therapeutic Areas

•	Aviptadil, a peptide hormone in licensed from mondoBIOTECH AG, or mondo, for pulmonary arterial hypertension; and

•	FIX:Fc, a Factor IX fusion protein acquired with the purchase of Syntonix Pharmaceuticals Inc., or Syntonix, for hemophilia B.

Research and Development Costs

For the years ended December 31, 2006, 2005, and 2004, our research and development costs were $718.4 million, $747.7 million, and $685.9 million, respectively. Additionally, in 2006, we incurred $330.5 million in charges associated with acquired in-process research and development in connection with the acquisitions of Conforma and Fumapharm.

Principal Licensed Products

As described above, we receive royalties on sales of RITUXAN outside the U.S. as part of our collaboration with Genentech and royalties on sales of ZEVALIN outside the U.S. from Schering AG. We also receive royalties from sales by our licensees of a number of other products covered under patents that we control. For example:

•	We receive royalties from Schering-Plough Corporation, or Schering-Plough, on sales of its alpha interferon products in the U.S. under an exclusive license to our alpha interferon patents and patent applications. Schering-Plough sells its INTRON® A (interferon alfa-2b) brand of alpha interferon in the U.S. for a number of indications, including the treatment of chronic hepatitis B and hepatitis C. Schering-Plough also sells other alpha interferon products for the treatment of hepatitis C, including REBETRON® Combination Therapy containing INTRON A and REBETOL® (ribavirin, USP), PEG-INTRON® (peginterferon alfa-2b), a pegylated form of alpha interferon, and PEG-INTRON in combination with REBETOL. For a discussion of the length of royalty obligations of Schering-Plough, see “Patents and Other Proprietary Rights — Recombinant Alpha Interferon.”

•	We hold several patents related to hepatitis B antigens produced by genetic engineering techniques. See “Patents and Other Proprietary Rights — Recombinant Hepatitis B Antigens.” These antigens are used in recombinant hepatitis B vaccines and in diagnostic test kits used to detect hepatitis B infection. We receive royalties from sales of hepatitis B vaccines in several countries, including the U.S., from GlaxoSmithKline plc, or GlaxoSmithKline, and Merck and Co. Inc., or Merck. We have also licensed our proprietary hepatitis B rights, on an antigen-by-antigen and nonexclusive basis, to several diagnostic kit manufacturers, including Abbott Laboratories, the major worldwide marketer of hepatitis B diagnostic kits. For a discussion of the length of the royalty obligation of GlaxoSmithKline and Merck on sales of hepatitis B vaccines and the obligation of our other licensees on sales of hepatitis B-related diagnostic products, see “Patents and Other Proprietary Rights — Recombinant Hepatitis B Antigens.”

•	We also receive ongoing royalties on sales of ANGIOMAX® (bivalirudin) by The Medicines Company, or TMC. TMC sells ANGIOMAX in the U.S., Europe, Canada and Latin America for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty.

Patents and Other Proprietary Rights

We have filed numerous patent applications in the U.S. and various other countries seeking protection of inventions originating from our research and development, including a number of our processes and products. Patents have been issued on many of these applications. We have also obtained rights to various patents and patent applications under licenses with third parties, which provide for the payment of royalties by us. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. There is no certainty that our existing patents or others, if obtained, will afford us substantial protection or commercial benefit. Similarly, there is no assurance that our pending patent applications or patent applications licensed from third parties will ultimately be granted as patents or that those patents that have been issued or are issued in the future will stand if they are challenged in court.

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

Our trademarks RITUXAN, AVONEX, and ZEVALIN are important to us and are generally covered by trademark applications or registrations owned or controlled by us in the U.S. Patent and Trademark Office and in other countries. We employ other trademarks in the conduct of our business under license by third parties, for example, we utilize the mark TYSABRI under license from Elan.

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

RITUXAN, ZEVALIN and Anti-CD20 Antibodies

We have several issued U.S. patents and U.S. patent applications, and numerous corresponding foreign counterparts directed to anti-CD20 antibody technology, including RITUXAN and ZEVALIN. We have also been granted patents covering RITUXAN and ZEVALIN by the European and Japanese Patent Offices. In the U.S. our principal patents covering the drugs or their uses expire between 2015 and 2018. With regard to the rest of the world, our principal patents covering the drug products expire in 2013 subject to potential patent term extensions in countries where such extensions are available. Our recently-granted patent in certain European countries claiming the treatment with anti-CD-20 antibodies of certain auto-immune indications, including rheumatoid arthritis, has been opposed by numerous third parties. This opposition proceeding is likely to be protracted and its outcome is uncertain at this time.

In addition Genentech, our collaborative partner for RITUXAN, has secured an exclusive license to five U.S. patents and counterpart U.S. and foreign patent applications assigned to Xoma Corporation that relate to chimeric antibodies against the CD20 antigen. These patents expire between 2007 and 2014. Genentech has granted us a non-exclusive sublicense to make, have made, use and sell RITUXAN under these patents and patent applications. We, along with Genentech, share the cost of any royalties due to Xoma in the Genentech/Biogen Idec copromotion territory on sales of RITUXAN. In addition, we and our collaborator, Genentech, have filed numerous patent applications directed to anti-CD-20 antibodies and their uses to treat various diseases. These pending patent applications have the potential of issuing as patents in the U.S. and abroad covering anti-CD-20 antibody molecules for periods beyond that stated above for RITUXAN and ZEVALIN.

AMEVIVE

AMEVIVE is presently claimed in a number of patents granted in the U.S. and the EU, which cover LFA-3 polypeptides and DNA, LFA-3 fusion proteins and DNA, host cells, manufacturing methods and pharmaceutical compositions. We have obtained previously composition of matter patent coverage for the commercial product and important intermediates in the manufacturing process. The patent portfolio also included patents granted in the U.S. and the EU, which cover the use of LFA-3 polypeptides and LFA-3 fusion proteins in methods to inhibit T cell responses and use of LFA-3 polypeptides and fusion proteins to treat skin diseases, specifically including psoriasis. The patent portfolio further included pending patent applications, which seek coverage for the use of LFA-3 polypeptides and fusion proteins in the treatment of other indications of possible future interest as well for certain combination therapy treatments of potential interest and utility. Patents issued or which may be issued on these various patent applications expire between 2007 (for patents relating to manufacturing intermediates) and 2021 (in the case of recently filed patent applications). The principal patents covering the drug product expire in 2013 subject to potential patent term extensions in countries where such extensions are available and by supplemental protection certificates in countries of the EU where such certificates may be obtained if and when approval of the product in the EU is obtained. Method of use patent protection for the product to treat skin diseases, including psoriasis, extends until 2017 in the U.S. and generally until 2015 in the rest of the world. The foregoing patent portfolio has been sold to Astellas as part of the sale of the product which was consummated in the second quarter of 2006.

Recombinant Alpha Interferon

In 1979, we granted an exclusive worldwide license to Schering-Plough under our alpha interferon patents. Most of our alpha interferon patents have since expired, including expiration of patents in the U.S., Japan and all countries of Europe. We had obtained a supplementary protection certificate in Italy extending the coverage until 2007, but the Italian Legislature implemented legislation that shortened this period to December 31, 2005. We appealed the decision of the Italian Patent & Trademark Office to recalculate the duration of this supplementary protection certificate but our appeal has been denied, and the supplemental protection certificate has expired as a result of the new legislation. Schering-Plough pays us royalty payments on U.S. sales of alpha interferon products under an interference settlement entered into in 1998. Under the terms of the interference settlement, Schering-Plough agreed to pay us royalties under certain patents to be issued to Roche and Genentech in consideration of our assignment to Schering-Plough of the alpha interferon patent application that had been the subject of a settled interference with respect to a Roche/Genentech patent. Schering-Plough entered into an agreement with Roche as part of settlement of the interference. The first of the Roche/Genentech patents was issued on November 19, 2002 and has a seventeen-year term.

Recombinant Hepatitis B Antigens

We have obtained numerous patents in countries around the world, including in the U.S. and in European countries, covering the recombinant production of hepatitis B surface, core and “e” antigens. We have licensed our recombinant hepatitis B antigen patent rights to manufacturers and marketers of hepatitis B vaccines and diagnostic test kits, and receive royalties on sales of the vaccines and test kits by our licensees. See “Principal Licensed Products.” The obligation of GlaxoSmithKline and Merck to pay royalties on sales of hepatitis B vaccines and the obligation of our other licensees under our hepatitis B patents to pay royalties on sales of diagnostic products will terminate upon expiration of our hepatitis B patents in each licensed country. Following the conclusion of a successful interference proceeding in the U.S., we were granted patents in the U.S. expiring in 2018. These patents claim hepatitis B virus polypeptides and vaccines and diagnostics containing such polypeptides. Our European hepatitis B patents expired at the end of 1999 and have also since expired in those countries in which we have obtained supplementary protection certificates. See “Item 3 — Legal Proceedings” for a description of our litigation with Classen Immunotherapies, Inc.

TYSABRI

We are developing TYSABRI in collaboration with Elan. TYSABRI is presently claimed in a number of pending patent applications and issued patents held by both companies in the U.S. and abroad. These patent applications and patents cover the protein, DNA encoding the protein, manufacturing methods and pharmaceutical compositions, as well as various methods of treatment using the product. In the U.S. the principal patents covering the product and methods of manufacturing the product generally expire between 2014 and 2020, subject to any available patent term extensions. In the remainder of the world patents on the product and methods of manufacturing the product generally expire between 2014 and 2016, subject to any supplemental protection certificates that may be obtained. Both companies have method of treatment patents for a variety of indications including the treatment of MS and Crohn’s disease and treatments of inflammation. These patents expire in the U.S. generally between 2012 and 2020 and outside the U.S. generally between 2012 and 2016, subject to any available patent term extensions and/or supplemental protection certificates extending such terms.

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

Sales, Marketing and Distribution

Our sales and marketing efforts are generally focused on specialist physicians in private practice or at major medical centers. We utilize common pharmaceutical company practices to market our products and to educate physicians, including sales representatives calling on individual physicians, advertisements, professional symposia, direct mail, selling initiatives, public relations and other methods. We provide customer service and other related programs for our products, such as disease and product-specific websites, insurance research services and order, delivery and fulfillment services. We have also established programs in the U.S., which provide qualified uninsured or underinsured patients with commercial products at no charge. Specifics concerning the sales, marketing and distribution of each of our commercialized products are as follows:

AVONEX

We continue to focus our marketing and sales activities on maximizing the potential of AVONEX in the U.S. and the EU in the face of increased competition. In the U.S., Canada, Australia and most of the major countries of the EU and a number of other countries, we use our own sales forces and marketing groups to market and sell AVONEX. In these countries, we distribute AVONEX principally through wholesale distributors of pharmaceutical products, mail order specialty distributors or shipping service providers. In countries outside the U.S., Canada, Australia and the major countries of the EU, we sell AVONEX to distribution partners who are then responsible for most marketing and distribution activities. In November 2006, we launched AVONEX in Japan and as with the U.S. and major countries in the EU, we use our own sales forces and marketing groups to market and sell AVONEX.

TYSABRI

We use our own sales force and marketing group to market TYSABRI in the U.S., and Elan distributes TYSABRI in the U.S. We use our own sales force and marketing group to market TYSABRI in Europe, and we distribute TYSABRI in Europe.

RITUXAN AND ZEVALIN

RITUXAN

We market and sell RITUXAN in the U.S. in collaboration with Genentech. We, along with Genentech, have sales and marketing staffs dedicated to RITUXAN. Sales efforts for RITUXAN as a treatment for B-cell NHLs are focused on hematologists and medical oncologists in private practice, at community hospitals and at major medical centers in the U.S. Sales efforts for RITUXAN as a treatment for RA are focused on rheumatologists in private practice, at community hospitals and at major medical centers in the U.S.

Most B-cell NHLs are treated today in community-based group oncology practices. RITUXAN fits well into the community practice, as generally no special equipment, training or licensing is required for its administration or for management of treatment- related side effects. To date ZEVALIN has been primarily administered by nuclear medicine specialists or radiation oncologists at medical or cancer centers that are licensed and equipped for the handling, administration and disposal of radioisotopes.

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

ZEVALIN

We use our own sales force and marketing group to market and sell ZEVALIN in the U.S. We generally focus our sales and marketing activities on educating physicians about ZEVALIN’s efficacy in relapsed indolent lymphoma, its safety profile and patient tolerance. In the U.S., we sell ZEVALIN to radiopharmacies that radiolabel, or combine, the ZEVALIN antibody with an indium-111 isotope or an yttrium-90 radioisotope and then distribute the finished product to hospitals or licensed treatment facilities for administration. In the EU, we sell ZEVALIN to Bayer Schering Pharma AG, our exclusive licensee for ZEVALIN outside the U.S. Bayer Schering Pharma AG is responsible for sales, marketing and distribution activities for ZEVALIN outside the U.S. We have appointed MDS (Canada) Inc., or MDS (Canada), as our exclusive supplier of the yttrium-90 radioisotope required for therapeutic use of ZEVALIN to radiopharmacies. MDS (Canada) is the only supplier of the yttrium-90 radioisotope that is approved by the FDA. Radiopharmacies independently obtain the indium-111 isotope required for the imaging use of ZEVALIN from one of the two third party suppliers currently approved by the FDA to supply the indium-111 isotope. During the third quarter of 2006, we began executing a plan to divest our ZEVALIN product line.

FUMADERM

FUMADERM has been approved in Germany since 1994 for the treatment of severe psoriasis. FUMADERM is produced by Fumapharm, which we acquired in June 2006. We recently settled certain agreements with Fumedica Arzneimittel AG and Fumedica Arzneimittel GmbH, collectively, Fumedica, under which we bought the distribution rights to FUMADERM in Germany. Fumedica will continue to distribute FUMADERM until April 30, 2007, along with co-promotion partner Hermal. As of May 1, 2007, we expect that we will continue to co-promote FUMADERM in Germany together with a third party.

AMEVIVE

We sold the rights in the product to Astellas in the second quarter of 2006. Under the terms of the sale agreement with Astellas, we will continue to manufacture AMEVIVE and supply product to Astellas for a period of up to 11 years.

Competition

Competition in the biotechnology and pharmaceutical industries is intense and comes from many and varied sources. We do not believe that any of the industry leaders can be considered dominant in view of the rapid technological change in the industry. We experience significant competition from specialized biotechnology firms in the U.S., the EU and elsewhere and from many large pharmaceutical, chemical and other companies. Certain of these companies have substantially greater financial, marketing, research and development and human resources than we do. Most large pharmaceutical and biotechnology companies have considerable experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products.

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

After a patent expiry for a product, an abbreviated process exists for approval of small molecule drugs in the U.S. that are comparable to existing products, also known as generics. It is possible that legislative and regulatory bodies in the U.S. and Europe may provide a similar abbreviated process for comparable biologic products.

AVONEX AND TYSABRI

AVONEX, which generated $1.7 billion of worldwide revenues in 2006, and TYSABRI, which generated $35.8 million of worldwide revenues for us in 2006, both compete primarily with three other products:

•	REBIF, which is co-promoted by Merck Serono and Pfizer in the U.S. and sold by Merck Serono in Europe. REBIF generated worldwide revenues of approximately $1.3 billion in 2005.

•	BETASERON, sold by Berlex (an affiliate of Bayer Schering Pharma AG) in the U.S. and sold under the name BETAFERON® by Bayer Schering Pharma AG in the EU. BETASERON and BETAFERON together generated worldwide revenues of approximately $1.1 billion in 2005.

•	COPAXONE, sold by Teva Neuroscience, Inc., or Teva, in the U.S. and co-promoted by Teva and Sanofi-Aventis in Europe. COPAXONE generated worldwide revenues of approximately $1.4 billion in 2006.

Along with us, a number of companies are working to develop products to treat MS that may in the future compete with AVONEX and TYSABRI. Some of our current competitors are also working to develop alternative formulations for delivery of their products, which may in the future compete with AVONEX.

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

A number of other companies, including us, are working to develop products to treat B-cell NHLs and other forms of non-Hodgkin’s lymphoma that may ultimately compete with RITUXAN and ZEVALIN. Other potential competitors include Campath® (Berlex, Inc.), which is indicated for B-cell chronic lymphocytic leukemia (an unapproved use of RITUXAN), Velcade® (Millennium Pharmaceuticals, Inc.) which is indicated for multiple myeloma (an unapproved use of RITUXAN), and Humax CD20 (GenMab) which is in late-stage development for refractory CLL and NHL. In addition to the foregoing products, we are aware of other anti-CD20 molecules in development that, if successfully developed and registered, may compete with RITUXAN.

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

Before new pharmaceutical products may be sold in the U.S. and other countries, clinical trials of the products must be conducted and the results submitted to appropriate regulatory agencies for approval. Clinical trial programs must establish efficacy, determine an appropriate dose and regimen, and define the conditions for safe use, a high-risk process that requires stepwise clinical studies in which the candidate product must successfully meet predetermined endpoints. The results of the preclinical and clinical testing of a product are then submitted to the FDA in the form of a Biologics License Application, or BLA, or a New Drug Approval Application, or NDA. In response to a BLA or NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines the application does not provide an adequate basis for approval. Similar submissions are required by authorities in other jurisdictions who independently assess the product and may reach the same or different conclusions. The receipt of regulatory approval often takes a number of years, involving the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. On occasion, regulatory authorities may require larger or additional studies, leading to unanticipated delay or expense. Even after initial FDA approval or approvals from other regulatory agencies have been obtained, further clinical trials may be required to provide additional data on safety and effectiveness and are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. The FDA may grant “accelerated approval” status to products that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments. Under this pathway, the FDA may approve a product based on surrogate endpoints, or clinical endpoints other than survival or irreversible morbidity, or when the product is shown to be effective but safe conditions of use can only be ensured by restricting access or distribution. Products approved under accelerated approval are required to satisfy additional commitments. When approval is based on surrogate endpoints or clinical endpoints other than survival or morbidity, the sponsor will be required to conduct clinical studies to verify and describe clinical benefit. When accelerated approval requires restricted use or distribution, the sponsor may be required to establish rigorous systems to assure use of the product under safe conditions, including use of a RiskMAP. In addition, for all products approved under accelerated approval, sponsors must submit all copies of its promotional materials, including advertisements, to the FDA at least thirty days prior to their initial dissemination. The FDA may also withdraw approval under accelerated approval after a hearing if, for instance, post-marketing studies fail to verify any clinical benefit or it becomes clear that restrictions on the distribution of the product are inadequate to ensure its safe use. Approval of ZEVALIN was granted under the accelerated approval provisions. The sBLA for TYSABRI in MS was granted accelerated approval under a restricted distribution program, and if approved, a supplemental BLA for Crohn’s disease would also likely fall under accelerated approval and a restricted distribution program. We cannot be certain that the FDA will approve any products for the proposed indications whether under accelerated approval or another pathway. If the FDA approves products or new indications, the agency may require us to conduct additional post-marketing studies. If we fail to conduct the required studies or otherwise fail to comply with the conditions of accelerated approval, the FDA may take action to seek to withdraw that approval. In Europe, the EMEA has new powers of sanction for non-completion of post marketing commitments. These range from a fine of 10% of global revenue to removal of the product from the market.

Regulatory authorities track information on side effects and adverse events reported during clinical studies and after marketing approval. Non-compliance with FDA safety reporting requirements may result in FDA regulatory action that may include civil action or criminal penalties. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal or suspension of the product from the market. For example, in February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and informed physicians that they should suspend dosing of TYSABRI until further notification. In addition, we suspended dosing in clinical studies of TYSABRI in MS, Crohn’s disease and RA. These decisions were based on reports of two cases of PML, a rare and frequently fatal, demyelinating disease of the central nervous system, that occurred in patients treated with TYSABRI in clinical studies. See “Our Products — Approved Indications and Ongoing Development — TYSABRI.” Any adverse event, either before or after marketing approval, could result in product liability claims against us. For example, in July 2005, a complaint was filed against us and Elan by the estate and husband of Anita Smith, a patient from the TYSABRI Phase III clinical study in combination with AVONEX, known as SENTINEL, who died after developing PML, a rare and frequently fatal, demyelinating disease of the central nervous system. See “Item 3 — Legal Proceedings” and the sections of “Item 1A — Risk Factors” entitled “Our near terms success depends on the market acceptance and successful launch of our third product TYSABRI” and “Pending and future product liability claims may adversely affect our business and our reputation.”

If we seek to make certain changes to an approved product, such as adding a new indication, making certain manufacturing changes, or changing manufacturers or suppliers of certain ingredients or components, we will need review and approval by regulatory authorities, including FDA and EMEA, before certain changes can be implemented.

Under the U.S. Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting a BLA or NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years following marketing approval, except in certain very limited circumstances, including a showing of clinical superiority. ZEVALIN received orphan drug exclusivity in the U.S., which will expire in February 2009.

Most of our marketed products, including AVONEX, RITUXAN, ZEVALIN and TYSABRI, are licensed under the Public Health Service Act as biological products. Currently, all biological products (including follow-on biologics) must submit a full biologics license application (BLA) to the FDA and undergo rigorous review prior to approval. Unlike small molecule generic drugs subject to the generic drug provisions (Hatch-Waxman Act) of the Federal Food, Drug, and Cosmetic Act, as described below, there currently is no process in the US for the submission of applications based upon abbreviated data packages like those submitted to form the approval of a generic drug for follow-on biologics. In Europe, the EMEA has issued guidelines and the first biosimilar has been approved. The US government has also begun a process to determine the scientific and statutory basis upon which follow-on biologics could be marketed in the US. The FDA is engaged in an ongoing public dialogue regarding the appropriate scientific standards for these products. Key members of the U.S. Congress are considering legislation to allow for the approval of follow-on biologics but have not yet formally introduced legislation. We cannot be certain when, or if, Congress will pass such a law. We cannot predict what impact, if any, the approval of follow-on biologics will have on the sales of our products.

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

In the EU, Canada, and Australia, regulatory requirements and approval processes are similar in principle to those in the U.S. depending on the type of drug for which approval is sought. There are currently three potential tracks for marketing approval in EU countries: mutual recognition, decentralized and centralized procedures. These review mechanisms may ultimately lead to approval in all EU countries, but each method grants all participating countries some decision-making authority in product approval.

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

We also participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under amendments of that law that became effective in 1993. Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid. The amount of the rebate for each product is set by law as a minimum 15.1% of the average manufacturer price, or AMP, of that product, or if it is greater, the difference between AMP and the best price available from us to any commercial or non-governmental customer. The rebate amount also includes an inflation adjustment if AMP increases faster than inflation. Pending federal legislation would revise the calculation of AMP in a way that may lead to an increase in rebate amounts effective in 2007. The rebate amount is required to be recomputed each quarter based on our reports of current average manufacturer price and best price for each of our products to the Centers for Medicare and Medicaid Services. The terms of our participation in the program impose an obligation to correct the prices reported in previous quarters, as may be necessary, for up to three years. Any such corrections could result in an overage or underage in our rebate liability for past quarters, depending on the direction of the correction. In addition to retroactive rebates, if we were found to have knowingly submitted false information to the government, in addition to other penalties available to the government, the statute provides for civil monetary penalties in the amount of $100,000 per item of false information. Participation in the Medicaid rebate program includes extending discounts under the Public Health Service, or PHS, pharmaceutical pricing program. The PHS pricing program extends discounts to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare beneficiaries.

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

Manufacturing and Raw Materials

We currently produce all of our bulk AVONEX and TYSABRI, as well as AMEVIVE on a contract basis for Astellas, at our manufacturing facilities located in Research Triangle Park, North Carolina and Cambridge, Massachusetts. We manufacture the commercial requirements of the antibody for ZEVALIN at our manufacturing facilities in Cambridge, Massachusetts. Genentech is responsible for all worldwide manufacturing activities for bulk RITUXAN and has sourced the manufacturing of certain bulk RITUXAN requirements to an independent third party. We manufacture clinical products in Research Triangle Park, North Carolina and Cambridge, Massachusetts.

In August 2004, we restarted construction of our large-scale biologic manufacturing facility in Hillerod, Denmark to be used to manufacture TYSABRI and other products in our pipeline. After our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk manufacturing component of the large-scale biologic manufacturing facility and add a labeling and packaging component to the project. We decided not to proceed with the fill-finish component of the large-scale biological manufacturing facility. See “Item 1A — Risk Factors — We are committing to a significant investment in the expansion of a manufacturing facility the success of which relies upon continued demand for our products.”

We source all of our fill-finish and the majority of final product storage operations for our products, along with a substantial part of our packaging operations, to a concentrated group of third party contractors. Many of the raw materials and supplies required for the production of AVONEX, ZEVALIN, AMEVIVE and TYSABRI are available from various suppliers in quantities adequate to meet our needs. However, due to the unique nature of the production of our products, we do have several single source providers of raw materials. We make efforts to qualify new vendors and to develop contingency plans so that production is not impacted by short-term issues associated with single source providers. Each of our third party service providers, suppliers and manufacturers are subject to continuing inspection by the FDA or comparable agencies in other jurisdictions. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products, including as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection, could significantly impair our ability to sell our products. See the sections of “Item 1A — Risk Factors” entitled “Manufacturing problems could result in our inability to deliver products, inventory shortages, product recalls and increased costs”, “We rely on third parties to provide services in connection with the manufacture of our products and, in some instances, the manufacture of the product itself,” and “If we fail to meet the stringent requirements of governmental regulation in the manufacture of our products, we could incur substantial remedial costs and a reduction in sales.”

We believe that our existing manufacturing facilities and outside sources will allow us to meet our near-term and long-term manufacturing needs for our current commercial products and our other products currently in clinical trials. Our existing licensed manufacturing facilities operate under multiple licenses from the FDA, regulatory authorities in the EU and other regulatory authorities. For a discussion of risks related to our ability to meet our manufacturing needs for our commercial products and our other products currently in clinical trials, see the sections of “Item 1A — Risk Factors” entitled “Manufacturing problems could result in our inability to deliver products, inventory shortages, product recalls and increased costs”, “We rely on third parties to provide services in connection with the manufacture of our products and, in some instances, the manufacture of the product itself,” and “If we fail to meet the stringent requirements of governmental regulation in the manufacture of our products, we could incur substantial remedial costs and a reduction in sales.”

Additional manufacturing facilities and outside sources may be required to meet our long-term research, development and commercial production needs.

Our Employees

As of December 31, 2006, we had approximately 3,750 employees.

Our Executive Officers

The following is a list of our executive officers, their ages as of February 15, 2007 and their principal positions.

Name	Age	Position

James C. Mullen	48	Chief Executive Officer and President
Cecil B. Pickett, Ph.D.	61	President, Research and Development
Burt A. Adelman, M.D.	54	Executive Vice President, Portfolio Strategy
Susan H. Alexander, Esq.	50	Executive Vice President, General Counsel and Corporate Secretary
John M. Dunn, Esq.	54	Executive Vice President, New Ventures
Robert A. Hamm	55	Senior Vice President, Neurology Strategic Business Unit
Hans Peter Hasler	51	Senior Vice President, International Strategic Business Unit
Faheem Hasnain	48	Senior Vice President, Oncology Rheumatology Strategic Business Unit
Peter N. Kellogg	50	Executive Vice President, Finance and Chief Financial Officer
Michael D. Kowolenko, Ph.D.	51	Senior Vice President, Pharmaceutical Operations and Technology
Michael F. MacLean	41	Senior Vice President, Chief Accounting Officer and Controller
Craig Eric Schneier, Ph.D.	59	Executive Vice President, Human Resources
Mark C. Wiggins	51	Executive Vice President, Corporate and Business Development

Reference to “our” or “us” in the following descriptions of the background of our executive officers include Biogen Idec and Idec Pharmaceuticals Corporation.

James C. Mullen is our Chief Executive Officer and President and has served in these positions since the merger in November 2003. Mr. Mullen was formerly Chairman of the Board and Chief Executive Officer of Biogen, Inc. He was named Chairman of the Board of Directors of Biogen, Inc. in July 2002, after being named President and Chief Executive Officer of Biogen, Inc. in June 2000. Mr. Mullen joined Biogen, Inc. in 1989 as Director, Facilities and Engineering. He was named Biogen, Inc.’s Vice President, Operations, in 1992. From 1996 to 1999, Mr. Mullen served as Vice President, International, with responsibility for building all Biogen, Inc. operations outside North America. From 1984 to 1988, Mr. Mullen held various positions at SmithKline Beckman Corporation (now GlaxoSmithKline plc). Mr. Mullen is also a director of PerkinElmer, Inc. and serves as Chairman of the Board of Directors of the Biotechnology Industry Organization (BIO).

Cecil B. Pickett Ph. D. is our President, Research and Development and has served in that position since September 2006 and has served as one of our directors since September 2006. Prior to joining Biogen Idec, he was President, Schering-Plough Research Institute from March 2002 to September 2006, and before that he was Executive VP of Discovery Research at Schering-Plough Corporation from September 1993 to March 2002.

Burt A. Adelman M.D. is our Executive Vice President, Portfolio Strategy and has served in that position since September 2006. Previously, Dr. Adelman held the position of Executive Vice President, Development and served in that role since the merger in November 2003. Dr. Adelman was previously Executive Vice President, Research and Development at Biogen, Inc., a position he attained in October 2001. Prior to that, he served as Vice President of Medical Research from January 1999 to October 2001 and Vice President of Development Operations from August 1996 to January 1999. He began his career with Biogen, Inc. in 1991, joining the company as Director of Medical Research, and has held positions of increasing responsibility including Vice President, Regulatory Affairs, and Vice President, Development Operations. In that role he oversaw the Preclinical Development, Medical Operations and Regulatory Affairs groups. Since 1992, Dr. Adelman has served as a lecturer at Harvard Medical School. He is a member of the Board of Directors for the New England Healthcare Institute and the New England Division of the American Cancer Society.

Susan H. Alexander is our Executive Vice President, General Counsel and Corporate Secretary and has served in these positions since January 2006. Prior to that, Ms. Alexander served as the Senior Vice President, General Counsel and Corporate Secretary of PAREXEL International Corporation, since September 2003. From June 2001 to September 2003, Ms. Alexander served as General Counsel of IONA Technologies. Prior to that, Ms. Alexander served as Counsel at Cabot Corporation from January 1995 to May 2001. Prior to that, Ms. Alexander was a partner of the law firms of Hinckley, Allen & Snyder and Fine & Ambrogne.

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

Robert A. Hamm is our Senior Vice President, Neurology Strategic Business Unit and has served in that position since January 2006. Previously, Mr. Hamm served as Senior Vice President, Immunology Business Unit since the merger in November 2003 and in the same capacity with Biogen, Inc. from November 2002 to November 2003. Before that, he served as Senior Vice President — Europe, Africa, Canada and Middle East from October 2001 to November 2002. Prior to that, Mr. Hamm served as Vice President — Sales and Marketing of Biogen, Inc. from October 2000 to October 2001. Mr. Hamm previously served as Vice President — Manufacturing from June 1999 to October 2000, Director, Northern Europe and Distributors from November 1996 until June 1999 and Associate Director, Logistics from April 1994 until November 1996. From 1987 until April 1994, Mr. Hamm held a variety of management positions at Syntex Laboratories Corporation, including Director of Operations and New Product Planning, and Manager of Materials, Logistics and Contract Manufacturing.

Hans Peter Hasler has served as our Senior Vice President, International Strategic Business Unit since February 2006 and has managed our international business since the merger. He served as Executive Vice President- International of Biogen, Inc. from July 2003 until the merger, and joined Biogen, Inc as Executive Vice President — Commercial Operations in August 2001. Mr. Hasler joined Biogen, Inc. from Wyeth-Ayerst Pharmaceuticals, Inc., an affiliate of American Home Products, Inc. (AHP), where he served as Senior Vice President, Head of Global Strategic Marketing since 1998. Mr. Hasler was a member of the Wyeth/AHP Executive Committee and was chairman of the Commercial Council. From 1993 to 1998, Mr. Hasler served in a variety of senior management capacities for Wyeth-Ayerst Pharmaceuticals, including Managing Director of Wyeth Group, Germany, and General Manager of AHP/Wyeth in Switzerland and Central Eastern Europe. Prior to joining Wyeth-Ayerst Pharmaceuticals, Mr. Hasler served as the Head of Pharma Division at Abbott AG. Mr. Hasler is a member of the Board of Directors of Orexo AB and Santhera.

Faheem Hasnain has served as our Senior Vice President, Oncology Rheumatology Strategic Business Unit since February 2007 and, prior to that, served as Senior Vice President, Oncology Strategic Business Unit since October 2004. Prior to that, Mr. Hasnain served as President, Oncology Therapeutics Network at Bristol-Myers Squibb from March 2002 to September 2004. From January 2001 to February 2002, Mr. Hasnain served as Vice President, Global eBusiness at GlaxoSmithKline and prior to 2000 served in key commercial and entrepreneurial roles within GlaxoSmithKline and its predecessor organizations, spanning global eBusiness, international commercial operations, sales and marketing.

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

Michael F. MacLean is our Senior Vice President, Chief Accounting Officer and Controller and has served in that position since December 6, 2006. Mr. MacLean joined the Company on October 2, 2006 as Senior Vice President. Prior to joining the Company, Mr. MacLean was a managing director of Huron Consulting, where he provided support regarding financial reporting to management and boards of directors of Fortune 500 companies. From June 2002 to October 2005, Mr. MacLean was a partner at KPMG and he was a partner of Arthur Andersen LLP from September 1999 to May 2002.

Craig Eric Schneier, Ph.D. is our Executive Vice President, Human Resources and has served in that position since the merger in November 2003. Dr. Schneier was previously Executive Vice President, Human Resources of Biogen, Inc., a position he held since January 2003. He joined Biogen, Inc. in 2001 as Senior Vice President, Strategic Organization Design and Effectiveness, after having served as an external consultant to the company for eight years. Prior to joining Biogen, Inc., Dr. Schneier was president of his own management consulting firm in Princeton, NJ, where he provided consulting services to over 70 of the Fortune 100 companies, as well as several of the largest European and Asian firms. Dr. Schneier held a tenured professorship at the University of Maryland’s Smith School of Business and has held teaching positions at the business schools of the University of Michigan, Columbia University, and at the Tuck School of Business, Dartmouth College.

Mark C. Wiggins is our Executive Vice President, Corporate and Business Development and has served in that capacity since July 2004. Prior to that, Mr. Wiggins served as our Senior Vice President, Business Development from November 2003 to July 2004, Vice President of Marketing and Business Development from November 2000 to November 2003, and Vice President of Business Development from May 1998 to November 2000. From 1996 to 1998, he was Vice President of Business Development and Marketing for Hybridon. From 1986 to 1996 he held various positions of increasing responsibility at Schering-Plough Corporation, including Director of Business Development.

Item 1A.	Risk Factors

We are substantially dependent on revenues from our two principal products

Our current and future revenues depend substantially upon continued sales of our two principal products, AVONEX and RITUXAN, which represented approximately 94% of our total revenues in 2006. Any significant negative developments relating to these two products, such as safety or efficacy issues, the introduction or greater acceptance of competing products (including greater than anticipated substitution of TYSABRI for AVONEX) or adverse regulatory or legislative developments, would have a material adverse effect on our results of operations. Although we have developed and continue to develop additional products for commercial introduction, we expect to be substantially dependent on sales from these two products for many years. A decline in sales from either of these two products would adversely affect our business.

Our long-term success depends upon the successful development and commercialization of other products from our research and development activities

Our long-term viability and growth will depend upon the successful development and commercialization of other products from our research and development activities. We, along with Genentech, continue to expand our development efforts related to additional uses for RITUXAN and follow on anti-CD20 product candidates, and we are independently expanding development efforts around other potential products in our pipeline. Product development and commercialization are very expensive and involve a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in early stage clinical trials or preclinical work does not ensure that later stage or larger scale clinical trials will be successful. Even if later stage clinical trials are successful, the risk remains that unexpected concerns may arise from additional data or analysis or that obstacles may arise or issues may be identified in connection with review of clinical data with regulatory authorities or that regulatory authorities may disagree with our view of the data or require additional data or information or additional studies.

If we are unable to introduce new products to the market successfully or are unable to expand the indicated uses of approved products such as RITUXAN and TYSABRI, our results of operations would be adversely affected.

Adverse safety events can negatively affect our assets, product sales, operations and products in development

Even after we receive marketing approval for a product, adverse event reports may have a negative impact on our commercialization efforts. Our voluntary withdrawal of TYSABRI from the market in February 2005 following reports of cases of PML resulted in a significant reduction in expected revenues as well as significant expense and management time required to address the legal and regulatory issues arising from the withdrawal, including revised labeling and enhanced risk management programs. Later discovery of safety issues with our products that were not known at the time of their approval by the FDA could cause product liability events, additional regulatory scrutiny and requirements for additional labeling, withdrawal of products from the market and the imposition of fines or criminal penalties. Any of these actions could result in, among other things, material write-offs of inventory and impairments of intangible assets, goodwill and fixed assets.

Our near-term success depends on the market acceptance and successful launch of our third product TYSABRI

A substantial portion of our growth in the near-term is dependent on anticipated sales of TYSABRI. We received regulatory approval to market TYSABRI in the U.S. and the EU for relapsing forms of MS in June of 2006. We re-introduced TYSABRI in the U.S. and launched TYSABRI for the first time in Europe in the second half of 2006. TYSABRI is expected to meaningfully diversify our product offerings and revenues, and to drive additional revenue growth over the next several years. Failure to launch the drug successfully would result in a significant reduction in diversification and expected revenues, and adversely affect our business.

The success of the reintroduction of TYSABRI into the U.S. market and launch in the EU will depend upon its acceptance by the medical community and patients, which cannot be certain given the significant restrictions on use and the significant safety warnings in the label. Additional cases of the known side effect PML at a higher rate than indicated in the prescribing information, or the occurrence of other unexpected side effects could harm acceptance and limit TYSABRI sales. Any significant lack of acceptance of TYSABRI by the medical community or patients would materially and adversely affect our growth and our plans for the future.

As a new entrant to a relatively mature MS market, TYSABRI sales may be more sensitive to additional new competing products. A number of such products are expected to be approved for use in MS in the coming years. If these products have a similar or more attractive overall profile in terms of efficacy, convenience and safety, future sales of TYSABRI could be limited.

If we do not successfully execute our strategy of growth through the acquisition, partnering and in-licensing of products, technologies or companies, our future performance could be adversely affected

In addition to the expansion of our pipeline through spending on internal development projects, we plan to grow through external growth opportunities, which include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. If we are unable to complete or manage these external growth opportunities successfully, we will not be able to grow our business in the way that we currently expect. The availability of high quality opportunities is limited and we are not certain that we will be able to identify suitable candidates or complete transactions on terms that are acceptable to us. In addition, even if we are able to successfully identify and complete acquisitions, we may not be able to integrate them or take full advantage of them and therefore may not realize the benefits that we expect. If we are unsuccessful in our external growth program, we may not be able to grow our business significantly and we may incur asset impairment charges as a result of acquisitions that are not successful.

If we fail to compete effectively, our business and market position would suffer

The biotechnology industry is intensely competitive. We compete in the marketing and sale of our products, the development of new products and processes, the acquisition of rights to new products with commercial potential and the hiring and retention of personnel. We compete with biotechnology and pharmaceutical companies that have a greater number of products on the market, greater financial and other resources and other technological or competitive advantages. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business, will not benefit from significantly greater sales and marketing capabilities, or will not develop products that are accepted more widely than ours. The introduction of alternatives to our products that offer advantages in efficacy, safety or ease of use could negatively affect our revenues and reduce the value of our product development efforts. In addition, potential governmental action in the future could provide a means for competition from developers of follow-on biologics, which could compete on price and differentiation with products that we now or could in the future market.

In addition to competing directly with products that are marketed by substantial pharmaceutical competitors, both AVONEX and RITUXAN also face competition from off-label uses of drugs approved for other indications. Some of our current competitors are also working to develop alternative formulations for delivery of their products, which may in the future compete with ours.

We depend on collaborators for both product and royalty revenue and the clinical development of future collaboration products, two important parts of our business outside of our full control

Collaborations between companies on products or programs are a common business practice in the biotechnology industry. Out-licensing typically allows a partner to collect up front payments and future milestone payments, share the costs of clinical development and risk of failure at various points, and access sales and marketing infrastructure and expertise in exchange for certain financial rights to the product or program going to the in-licensing partner. In addition, the obligation of in-licensees to pay royalties or share profits generally terminates upon expiration of the related patents. We have a number of collaborators and partners, and have both in-licensed and out-licensed several products and programs. These collaborations include several risks:

•	we are not fully in control of the royalty or profit sharing revenues we receive from collaborators, and we cannot be certain of the timing or potential impact of factors including patent expirations, pricing or health care reforms, other legal and regulatory developments, failure of our partners to comply with applicable laws and regulatory requirements, the introduction of competitive products, and new indication approvals which may affect the sales of collaboration products;

•	where we co-promote and co-market products with our collaboration partners, any failure on their part to comply with applicable laws in the sale and marketing of our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings;

•	collaborations often require the parties to cooperate, and failure to do so effectively could have an impact on product sales by our collaborators and partners, as well as an impact on the clinical development of shared products or programs under joint control.

In addition, the successful development and commercialization of new anti-CD20 product candidates in our collaboration with Genentech (which also includes RITUXAN) will decrease our participation in the operating profits from the collaboration (including as to RITUXAN).

We depend, to a significant extent, on reimbursement from third party payors and a reduction in the extent of reimbursement could negatively affect our product sales and revenue

Sales of our products are dependent, in large part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other organizations. U.S. and foreign government regulations mandating price controls and limitations on patient access to our products impact our business and our future results could be adversely affected by changes in such regulations. In addition, states may more aggressively seek Medicaid rebates as a result of legislation enacted in 2006, which rebate activity could adversely affect our results of operations.

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

We encounter similar regulatory and legislative issues in most other countries. In the EU and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. This international patchwork of price regulations may lead to inconsistent prices. Within the EU and other countries some third party trade in our products occurs from markets with lower prices — thereby undermining our sales in some markets with higher prices. Additionally, certain countries reference the prices in other countries where our products are marketed. Thus, inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets. This may create the opportunity for the third party cross border trade previously mentioned or our decision not to sell the product thus affecting our geographic expansion plans.

When a new medical product is approved, the availability of government and private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our product candidates.

Our business is subject to extensive governmental regulation and oversight and changes in laws could adversely affect our revenues and profitability

Our business is in a highly regulated industry. As a result, governmental actions may adversely affect our business, operations or financial condition, including:

•	new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, method of delivery and payment for health care products and services;

•	changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	changes in FDA and foreign regulations that may require additional safety monitoring after the introduction of our products to market, which could increase our costs of doing business and adversely affect the future permitted uses of approved products,

•	new laws, regulations and judicial decisions affecting pricing or marketing; and

•	changes in the tax laws relating to our operations.

The enactment in the U.S. of the Medicare Prescription Drug Improvement and Modernization Act of 2003, possible legislation which could ease the entry of competing follow-on biologics in the marketplace, and importation of lower-cost competing drugs from other jurisdictions are examples of changes and possible changes in laws that could adversely affect our business.

If we fail to comply with the extensive legal and regulatory requirements affecting the healthcare industry, we could face increased costs, penalties and a loss of business

Our activities, including the sale and marketing of our products, are subject to extensive government regulation and oversight, including regulation under the U.S. Food, Drug and Cosmetic Act and other federal and state statutes and similar laws in foreign jurisdictions. Pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting antitrust violations and violations of the Prescription Drug Marketing Act, or other violations related to environmental matters. Violations of governmental regulation may be punishable by criminal and civil sanctions, including fines and civil monetary penalties and exclusion from participation in government programs. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business.

The Medicare/Medicaid anti-kickback law, and several similar state laws, prohibit payments intended to induce physicians or others either to purchase or arrange for or recommend the purchase of healthcare products or services. These laws constrain the sales, marketing and other promotional activities of manufacturers of drugs and biologicals, such as us, by limiting the kinds of financial arrangements, including sales programs, with hospitals, physicians, and other potential purchasers of drugs and biologicals. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance that can be substantial, including the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid).

Manufacturing problems could result in our inability to deliver products, inventory shortages, product recalls and increased costs

We manufacture and expect to continue to manufacture our own commercial requirements of bulk AVONEX and TYSABRI. Our products are difficult to manufacture and problems in our manufacturing processes can occur. Our inability to manufacture successfully bulk product and to maintain regulatory approvals of our manufacturing facilities would harm our ability to produce timely sufficient quantities of commercial supplies of AVONEX and TYSABRI to meet demand. Problems with manufacturing processes could result in product defects or manufacturing failures, which could require us to delay shipment of products, recall, or withdraw products previously shipped, or impair our ability to expand into new markets or supply products in existing markets. In the past, we have had to write down and incur other charges and expenses for products that failed to meet specifications. Similar charges may occur in the future.

We currently manufacture TYSABRI at our manufacturing facility in Research Triangle Park, North Carolina, or RTP. Although we are proceeding with construction of the bulk manufacturing component of our large-scale biologic manufacturing facility in Hillerod, Denmark and have added a labeling and packaging component to the project, we currently rely exclusively on our RTP facility for the manufacture of TYSABRI.

If we cannot produce sufficient commercial requirements of bulk product to meet demand, we would need to rely on third party contract manufacturers, of which there are only a limited number capable of manufacturing bulk products of the type we require. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers. Even if we were to reach agreement, the transition of the manufacturing process to a third party to enable commercial supplies could take a significant amount of time. Our ability to supply products in sufficient capacity to meet demand is also dependent upon third party contractors to fill-finish, package and store such products. Any prolonged interruption in the operations of our existing manufacturing facilities could result in cancellations of shipments or loss of product in the process of being manufactured. Because our manufacturing processes are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all.

We rely on third parties to provide services in connection with the manufacture of our products and, in some instances, the manufacture of the product itself

We rely on Genentech for all RITUXAN manufacturing. Genentech relies on a third party to manufacture certain bulk RITUXAN requirements. If Genentech or any third party upon which it relies does not manufacture or fill-finish RITUXAN in sufficient quantities and on a timely and cost-effective basis, or if Genentech or any third party does not obtain and maintain all required manufacturing approvals, our business could be harmed.

We also source all of our fill-finish and the majority of our final product storage operations, along with a substantial portion of our packaging operations of the components used with our products, to a concentrated group of third party contractors. The manufacture of products and product components, fill-finish, packaging and storage of our products require successful coordination among ourselves and multiple third party providers. Our inability to coordinate these efforts, the lack of capacity available at a third party contractor or any other problems with the operations of these third party contractors could require us to delay shipment of saleable products, recall products previously shipped or impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share, and damage our reputation. Any third party we use to fill-finish, package or store our products to be sold in the U.S. must be licensed by the FDA. As a result, alternative third party providers may not be readily available on a timely basis.

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

If we fail to meet the stringent requirements of governmental regulation in the manufacture of our products, we could incur substantial remedial costs and a reduction in sales

We and our third party providers are generally required to maintain compliance with current Good Manufacturing Practice, or cGMP, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. Any changes of suppliers or modifications of methods of manufacturing require amending our application to the FDA and acceptance of the change by the FDA prior to release of product to the marketplace. Our inability, or the inability of our third party service providers, to demonstrate ongoing cGMP compliance could require us to withdraw or recall product and interrupt commercial supply of our products. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. This non-compliance could increase our costs, cause us to lose revenue or market share and damage our reputation.

We are committing to a significant investment in the expansion of a manufacturing facility the success of which relies upon continued demand for our products

We are proceeding with the second phase of our large-scale biologic manufacturing facility in Hillerod, Denmark and our Board of Directors has authorized an additional $225 million to be spent on the project in addition to the $275 million we have spent to date. In the event that we fail to manage the projects, or other unforeseen events occur, we may incur additional costs to complete the project. Additionally, any costs incurred may not be recoverable in the event that projection of the demand for future manufacturing volumes, including the demand for TYSABRI, are not achieved.

If we are unable to attract and retain qualified personnel and key relationships, the growth of our business could be harmed

Our success will depend, to a great extent, upon our ability to attract and retain qualified scientific, manufacturing, sales and marketing and executive personnel and our ability to develop and maintain relationships with qualified clinical researchers and key distributors. Competition for these people and relationships is intense and we compete with numerous pharmaceutical and biotechnology companies as well as with universities and non-profit research organizations. Any inability we experience to continue to attract and retain qualified personnel or develop and maintain key relationships could have an adverse effect on our ability to accomplish our research, development and external growth objectives.

Our operating results are subject to significant fluctuations

Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the timing of charges and expenses that we may take. In recent periods, for instance, we have recorded charges that include:

•	acquired in-process research and development at the time we make an acquisition;

•	impairments that we are required to take with respect to investments;

•	impairments that we are required to take with respect to fixed assets, including those that are recorded in connection with the sale of fixed assets;

•	the cost of restructurings.

Additionally, net income may fluctuate due to the impact of charges we may be required to take with respect to foreign currency hedge transactions. In particular, we may incur higher charges from hedge ineffectiveness than we expect or from the termination of a hedge relationship.

These examples are only illustrative and other risks, including those discussed in these “Risk Factors,” could also cause fluctuations in our reported earnings. In addition, our operating results during any one quarter do not necessarily suggest the anticipated results of future quarters.

If we are unable to adequately protect and enforce our intellectual property rights, our competitors may take advantage of our development efforts or our acquired technology

We have filed numerous patent applications in the U.S. and various other countries seeking protection of inventions originating from our research and development, including a number of our processes and products. Patents have been issued on many of these applications. We have also obtained rights to various patents and patent applications under licenses with third parties, which provide for the payment of royalties by us. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. Our patents may not afford us substantial protection or commercial benefit. Similarly, our pending patent applications or patent applications licensed from third parties may not ultimately be granted as patents and we may not prevail if patents that have been issued to us are challenged in court. If we are unable to protect our intellectual property rights and prevent others from exploiting our inventions, we will not derive the benefit from them that we currently expect.

If our products infringe the intellectual property rights of others, we may incur damages and be required to incur the expense of obtaining a license

A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Competitors may have filed applications for, or have been issued patents and may obtain additional patents and proprietary rights that may relate to products or processes competitive with or similar to our products and processes. Moreover, the patent laws of the U.S. and foreign countries are distinct and decisions as to patenting, validity of patents and infringement of patents may be resolved differently in different countries. In general, we obtain licenses to third party patents that we deem necessary or desirable for the manufacture, use and sale of our products. We are currently unable to assess the extent to which we may wish or be required to acquire rights under such patents and the availability and cost of acquiring such rights, or whether a license to such patents will be available on acceptable terms or at all. There may be patents in the U.S. or in foreign countries or patents issued in the future that are unavailable to license on acceptable terms. Our inability to obtain such licenses may hinder our ability to market our products.

Uncertainty over intellectual property in the biotechnology industry has been the source of litigation, which is inherently costly and unpredictable

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

There has been, and we expect that there may continue to be significant litigation in the industry regarding patents and other intellectual property rights. Litigation and administrative proceedings concerning patents and other intellectual property rights may be protracted, expensive and distracting to management. Competitors may sue us as a way of delaying the introduction of our products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time consuming and could harm our business. We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope and/or noninfringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights, or, conversely, hinder our ability to market our products.

Pending and future product liability claims may adversely affect our business and our reputation

The administration of drugs in humans, whether in clinical studies or commercially, carries the inherent risk of product liability claims whether or not the drugs are actually the cause of an injury. Our products or product candidates may cause, or may appear to have caused, injury or dangerous drug interactions and we may not learn about or understand those effects until the product or product candidate has been administered to patients for a prolonged period of time. For example, we may face lawsuits with product liability and other related claims by patients treated with TYSABRI or related to TYSABRI, including lawsuits already filed by patients who have had serious adverse events while using TYSABRI.

We cannot predict with certainty the eventual outcome of any pending or future litigation. We may not be successful in defending ourselves in the litigation and, as a result, our business could be materially harmed. These lawsuits may result in large judgments or settlements against us, any of which could have a negative effect on our financial condition and business. Additionally, lawsuits can be expensive to defend, whether or not they have merit, and the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in running our business.

Our business involves environmental risks, which include the cost of compliance and the risk of contamination or injury

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

Our international sales and operations are subject to the risks of doing business abroad

We are increasing our presence in international markets, which subjects us to many risks, such as:

•	economic problems that disrupt foreign healthcare payment systems;

•	fluctuations in currency exchange rates;

•	the imposition of governmental controls;

•	less favorable intellectual property or other applicable laws;

•	the inability to obtain any necessary foreign regulatory or pricing approvals of products in a timely manner;

•	restrictions on direct investments by foreign entities and trade restrictions;

•	changes in tax laws and tariffs;

•	difficulties in staffing and managing international operations; and

•	longer payment cycles.

Our operations and marketing practices are also subject to regulation and scrutiny by the governments of the other countries in which we operate. In addition, the Foreign Corrupt Practices Act, or FCPA, prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. In many countries, the healthcare professionals we regularly interact with meet the definition of a foreign official for purposes of the FCPA. Additionally, we are subject to other U.S. laws in our international operations. Failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, and/or the imposition of civil or criminal sanctions.

A portion of our business is conducted in currencies other than our reporting currency, the U.S. dollar. We recognize foreign currency gains or losses arising from our operations in the period in which we incur those gains or losses. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business have caused foreign currency transaction gains and losses in the past and will likely do so in the future. Because of the number of currencies involved, the variability of currency exposures and the potential volatility of currency exchange rates, we may suffer significant foreign currency transaction losses in the future due to the effect of exchange rate fluctuations.

Our investments in marketable securities are significant and are subject to interest and credit risk that may reduce their value

We maintain a significant portfolio of investments in marketable securities. Our earnings may be adversely affected by changes in the value of this portfolio. In particular, the value of our investments may be adversely affected by increases in interest rates, downgrades in the corporate bonds included in the portfolio and by other than temporary declines in value. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio.

We may incur liabilities to tax authorities in excess of amounts that have been accrued

The preparation of our financial statements requires estimates of the amount of tax that will become payable in each of the jurisdictions in which we operate. Accordingly, we determine our estimated liability for Federal, state and local taxes (in the U.S.) and in connection with our tax liability in several overseas jurisdictions. We may be challenged by any of these taxing authorities and, in the event that we are not able to defend our position, we may incur liabilities with respect to the taxing authority and such amounts could be significant.

Several aspects of our corporate governance and our collaboration agreements may discourage a third party from attempting to acquire us

Several factors might discourage a takeover attempt that could be viewed as beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example:

•	we are subject to Section 203 of the Delaware General Corporation Law, which provides that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in Section 203;

•	our stockholder rights plan is designed to cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors;

•	our board of directors has the authority to issue, without a vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of common stock;

•	our amended and restated collaboration agreement with Genentech provides that, in the event we undergo a change of control, within ninety (90) days Genentech may present an offer to us to purchase our rights to RITUXAN. Recently, in an arbitration proceeding brought by Biogen Idec relating to the collaboration agreement, Genentech alleged for the first time that the November 2003 transaction in which Idec acquired Biogen and became Biogen Idec constituted such a change of control, an assertion with which we strongly disagree. It is our position that the Biogen Idec merger did not constitute a change of control under our agreement with Genentech and that, even if it did, Genentech’s rights under the change of control provision have long since expired. We intend to vigorously assert our position if Genentech persists in making this claim. If the arbitrators decide this issue in favor of Genentech, or if a change of control were to occur in the future and Genentech were to present an offer for the RITUXAN rights, we must either accept Genentech’s offer or purchase Genentech’s rights to RITUXAN on the same terms as its offer. If Genentech presents such an offer, then they will be deemed concurrently to have exercised a right, in exchange for a share in the operating profits or net sales in the U.S. of any other anti CD-20 products developed under the agreement, to purchase our interest in each such product. The rights of Genentech described in this paragraph may limit our attractiveness to potential acquirers;our collaboration agreement with Elan provides Elan with the option to buy the rights to TYSABRI in the event that we undergo a change of control, which may limit our attractiveness to potential acquirers;

•	our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year; and

•	advance notice is required for nomination of candidates for election as a director and for proposals to be brought before an annual meeting of stock holders.

Item 1B.  Unresolved Staff Comments

None.

Item 2.	Properties

Cambridge, Massachusetts and Surrounding Area

Our principal executive offices are located in Cambridge, Massachusetts. In Cambridge, we own approximately 510,000 square feet of real estate space, consisting of a 250,000 square foot building that houses research laboratory and office spaces; and an approximately 260,000 square foot building that contains research, development and quality laboratories. We also have development options for additional property in Cambridge. We lease a total of approximately 280,000 square feet, consisting of additional office and manufacturing space, in all or part of three other buildings in Cambridge. In addition, we lease approximately 36,000 square feet of warehouse space in Somerville, Massachusetts, and approximately 53,000 square feet of office space in Wellesley, Massachusetts. The lease expiration dates for our leased sites in Massachusetts range from 2008 to 2015.

San Diego and Oceanside, California

In San Diego, California, we own approximately 43 acres of land upon which we have our oncology research and development campus. The campus consists of five interconnected buildings, which primarily contain laboratory and office space, totaling approximately 350,000 square feet. We also have two lots in Oceanside, California, totaling approximately 27 acres of land, which are held for sale.

Research Triangle Park, North Carolina

In Research Triangle Park, North Carolina, we own approximately 530,000 square feet of real estate space. This includes a 108,000 square foot biologics manufacturing facility, a 232,000 square foot large scale manufacturing plant, a second large-scale purification facility of 42,000 square feet, and a 150,000 square foot laboratory office building. We manufacture bulk AVONEX at the biologics manufacturing facility. We manufacture bulk TYSABRI at the large scale manufacturing facility. We plan to use this facility to manufacture other products in our pipeline and to meet any obligation to manufacture AMEVIVE resulting from our sale of that product to Astellas. We are continuing further expansion in Research Triangle Park with ongoing construction of several projects to increase our manufacturing flexibility. In addition, we lease approximately 45,000 square feet of office space in Durham, North Carolina.

International

We lease space in Zug, Switzerland, our international headquarters, the United Kingdom, Germany, Austria, France, Belgium, Spain, Portugal, Denmark, Sweden, Finland, Norway, Japan, Australia, Brazil and Canada. In addition, we lease approximately 40,000 square feet of real estate in Hoofddorp, The Netherlands, which consists of office space, a storage facility, a packaging facility where we perform some of our AVONEX packaging operations, and quality control operations. We also lease approximately 47,000 square feet of real estate space in Lijnden, The Netherlands, consisting of office space and warehouse space, and approximately 8,000 square feet of real estate space in Amsterdam, The Netherlands, for our QC Laboratory. In addition, we own approximately 60 acres of property in Hillerod, Denmark. In August 2004, we restarted construction of our large-scale biologic manufacturing facility in Hillerod, Denmark to be used to manufacture TYSABRI and other products in our pipeline. After our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk manufacturing component of the large-scale biologic manufacturing facility and add a labeling and packaging component to the project. We decided not to proceed with the fill-finish component of the large-scale biological manufacturing facility. For a discussion of our plans for the Hillerod, Denmark large-scale manufacturing facility, see “Item 1A Risk Factors — “We are committing to a significant investment in the expansion of a manufacturing facility the success of which relies upon continued demand for our products.”

Item 3.	Legal Proceedings

On March 2, 2005, we, along with William H. Rastetter, our former Executive Chairman, and James C. Mullen, our Chief Executive Officer, were named as defendants in a purported class action lawsuit, captioned Brown v. Biogen Idec Inc., et al. (“Brown”), filed in the U.S. District Court for the District of Massachusetts (the “Court”). The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5

promulgated thereunder. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between February 18, 2004 and February 25, 2005. The plaintiff alleges that the defendants made materially false and misleading statements regarding potentially serious side effects of TYSABRI in order to gain accelerated approval from the FDA for the product’s distribution and sale. The plaintiff alleges that these materially false and misleading statements harmed the purported class by artificially inflating our stock price during the purported class period and that company insiders benefited personally from the inflated price by selling our stock. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. Substantially similar actions, captioned Grill v. Biogen Idec Inc., et al. and Lobel v. Biogen Idec Inc., et al., were filed on March 10, 2005 and April 21, 2005, respectively, in the same court by other purported class representatives. Those actions have been consolidated with the Brown case. On October 13, 2006, the plaintiffs filed an amended consolidated complaint which, among other amendments to the allegations, adds as defendants Peter N. Kellogg, our Chief Financial Officer, William R. Rohn, our former Chief Operating Officer, Burt A. Adelman, our Executive Vice President, Portfolio Strategy, and Thomas J. Bucknum, our former General Counsel. On November 15, 2006, we and all the other defendants who had been served as of that date filed a motion to dismiss the amended consolidated complaint. The plaintiffs’ opposition to our Motion to Dismiss was filed on December 18, 2006. We believe that the actions are without merit and intend to contest them vigorously. At this early stage of litigation, we cannot make any estimate of a potential loss or range of loss.

On March 9, 2005, two purported shareholder derivative actions, captioned Carmona v. Mullen, et al. (“Carmona”) and Fink v. Mullen, et al. (“Fink”), were brought in the Superior Court of the State of California, County of San Diego (the “California Court”), on our behalf, against us as nominal defendant, our Board of Directors and our chief financial officer. The plaintiffs derivatively claim breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment against all defendants. The plaintiffs also derivatively claim insider selling in violation of California Corporations Code § 25402 and breach of fiduciary duty and misappropriation of information against certain defendants who sold our securities during the period of February 18, 2004 to the date of the complaints. The plaintiffs seek unspecified damages, treble damages for the purported insider trading in violation of California Corporate Code § 25402, equitable relief including restriction of the defendants’ trading proceeds or other assets, restitution, disgorgement and costs, including attorneys’ fees and expenses. On May 9, 2006, final judgment was entered in favor of the defendants. On July 17, 2006, Plaintiffs filed a notice of appeal in the California Court to the Court of Appeal, Fourth Appellate District, Division 1 (the “Court of Appeal”). On November 8, 2006, the plaintiffs filed a request for dismissal of the appeal, which the Court of Appeal allowed on November 13, 2006. Since this matter is now concluded, we will no longer include disclosure of this case in future reports.

On April 21, 2005, we received a formal order of investigation from the Boston District Office of the SEC. The SEC is investigating whether any violations of the federal securities laws occurred in connection with the suspension of marketing and commercial distribution of TYSABRI. We have cooperated fully with the SEC in this investigation. We are unable to predict the outcome of this investigation or the timing of its resolution at this time.

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

On October 4, 2004, Genentech Inc. received a subpoena from the U.S. Department of Justice requesting documents related to the promotion of RITUXAN. We market RITUXAN in the U.S. in collaboration with Genentech. Genentech has disclosed that it is cooperating with the associated investigation which they disclosed that they have been advised is both civil and criminal in nature. Genentech has reported further that the government has called and is expected to call former and current Genentech employees to appear before a grand jury in connection with this investigation. We are cooperating with the U.S. Department of Justice in its investigation of Genentech. The potential outcome of this matter and its impact on us cannot be determined at this time.

Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in certain cases, Biogen Idec Inc., was named as a defendant in lawsuits filed by the City of New York and numerous Counties of the State of New York. All of the cases, except for the County of Erie, County of Nassau, County of Oswego and County of Schenectady, are the subject of a Consolidated Complaint (“Consolidated Complaint”), which was filed on June 15, 2005 in U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456. The County of Nassau, which originally filed its complaint on November 24, 2004, filed an amended complaint on March 24, 2005 and that case is also pending in the U.S. District Court for the District of Massachusetts. The County of Erie, County of Oswego and County of Schenectady cases have been removed and conditionally transferred to the U.S. District Court for the District of Massachusetts, and are currently subject to motions to remand and oppositions to the conditional transfer.

All of the complaints allege that the defendants (i) fraudulently reported the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement, also referred to as Covered Drugs; (ii) marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; (iii) provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and (iv) overcharged Medicaid for illegally inflated Covered Drugs reimbursements. The complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, the Consolidated Complaint and County of Nassau complaint allege that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements entered into with the Secretary of Health and Human Services, and excluded from their reporting certain drugs offered at discounts and other rebates that would have reduced the “best price.” We, along with the other defendants, have filed motions to dismiss the Consolidated Complaint and the complaint by the County of Nassau. These motions are currently pending. Biogen Idec has answered the complaints filed by the Counties of Erie, Oswego and Schenectady. Biogen Idec intends to defend itself vigorously against all of the allegations and claims in these lawsuits. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

We, along with several other major pharmaceutical and biotechnology companies, were also named as a defendant in a lawsuit filed by the Attorney General of Arizona. The lawsuit was filed in the Superior Court of the State of Arizona on December 6, 2005. The complaint alleges that the defendants fraudulently reported the Average Wholesale Price for certain drugs covered by the State of Arizona’s Medicare and Medicaid programs, and marketed these drugs to providers based on the providers’ ability to collect inflated payments from the government and other third-party payors. The complaint alleges violations of Arizona state law based on consumer fraud and racketeering. The defendants have removed this case to federal court and the Joint Panel on Multi-District Litigation has transferred the case to Multi-District Litigation No. 1456 pending in the U.S. District Court for the District of Massachusetts. The parties have stipulated that defendants’ motions to dismiss will be briefed in February and March 2007. We intend to defend ourselves vigorously against all of the allegations and claims in this lawsuit. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

On January 6, 2006, we were served with a lawsuit, captioned United States of America ex rel. Paul P. McDermott v. Genentech, Inc. and Biogen Idec Inc., filed in the United States District Court of the District of Maine (“Court”). The lawsuit was filed under seal on July 29, 2005 by a former employee of our co-defendant Genentech pursuant to the False Claims Act, 31 U.S.C. section 3729 et. seq. On December 20, 2005, the U.S. government elected not to intervene, and the complaint was subsequently unsealed and served. On April 4, 2006, the plaintiff filed his first amended complaint alleging, among other things, that we directly solicited physicians and their staff members to illegally market off-label uses of RITUXAN for treating rheumatoid arthritis, provided illegal kickbacks to physicians to promote off-label uses, trained our employees in methods of avoiding the detection of these off-label sales and marketing activities, formed a network of employees whose assigned duties involved off-label promotion of RITUXAN, intended and caused the off-label promotion of RITUXAN to result in the submission of false claims to the government, and conspired with Genentech to defraud the government. The plaintiff seeks entry of judgment on behalf of the United States of America against the defendants, an award to the plaintiff as relator, and all costs, expenses, attorneys’ fees, interest and other appropriate relief. On May 4, 2006, we filed a motion to dismiss the first amended complaint on the grounds that the Court lacks subject matter jurisdiction, the complaint fails to state a claim and the claims were not pleaded with particularity. On December 14, 2006, the Magistrate Judge recommended that the Court dismiss the case based on our and Genentech’s Motion to Dismiss. The Plaintiff filed objections to this recommendation and the matter awaits decision by the District Court Judge. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

On June 17, 2006, Biogen Idec filed a Demand for Arbitration against Genentech, Inc. with the American Arbitration Association (“AAA”). In the Demand for Arbitration, Biogen Idec alleged that Genentech breached the parties’ Amended and Restated Collaboration Agreement dated June 19, 2003 (the “Collaboration Agreement”), by failing to honor Biogen Idec’s contractual right to participate in strategic decisions affecting the parties’ joint development and commercialization of certain pharmaceutical products, including humanized anti-CD20 antibodies. The original Demand for Arbitration filed by Biogen Idec focused primarily on Genentech’s unilateral development of an anti-CD20 product known as a second generation anti-CD20 molecule to treat Neuromyelitis Optica (“NMO”), a relatively rare disorder of the central nervous system. Genentech filed an Answering Statement in response to Biogen Idec’s Demand in which Genentech denied that it had breached the Collaboration Agreement and alleged that Biogen Idec had breached the Collaboration Agreement. Genentech also asserted for the first time that the November 2003 transaction in which Idec acquired Biogen and became Biogen Idec was a change of control of our company under the Collaboration Agreement, a position with which we disagree strongly. It is our position that the Biogen Idec merger did not constitute a change of control under the Collaboration Agreement and that, even if it did, Genentech’s rights under the change of control provision, which must be asserted within ninety (90) days of the change of control event, have long since expired. We intend to vigorously assert that position if Genentech persists in making this claim. On December 5, 2006, Biogen Idec filed an Amended Demand for Arbitration with the AAA to make clear that the parties’ dispute also includes a disagreement over Genentech’s unilateral development of another collaboration product — a third generation anti-CD20 molecule to treat certain oncology indications. A three-member arbitration panel has been selected to decide this matter. The arbitration is in a very early stage and we cannot make a determination as to the likely outcome.

On August 10, 2004, Classen Immunotherapies, Inc. filed suit against us, GlaxoSmithKline, Chiron Corporation, Merck & Co., Inc., and Kaiser-Permanente, Inc. in the U.S. District Court for the District of Maryland contending that we induced infringement of U.S. Patent Nos, 6,420,139, 6,638,739, 5,728,383, and 5,723,283, all of which are directed to various methods of immunization or determination of immunization schedules. All Counts asserted against us by Classen were dismissed by the Court upon various motions filed by the Parties. In early December, Classen filed its initial appeal brief with the United States Court of Appeals for the Federal Circuit. In that brief, Classen argues for the first time that Biogen has no reporting duties and no activities related to FDA reporting regarding Hepatitis B vaccines and hence can have no claim to a safe harbor protection under Section 271(e)1. Classen asserts, however, that we are inducing infringement by having users consider risk prior to choosing an immunization schedule. Although our opposing brief will not be filed for several months, we will likely argue that Classen has waived this argument by not raising it in the district court and, moreover, that the argument lacks merit because we cannot induce infringement if there has been no actual infringement. We are unable, however, to predict the outcome of this appeal.

On January, 30, 2007, the Estate of Thaddeus Leoniak commenced a civil lawsuit in the Court of Common Pleas, Philadelphia County, Pennsylvania, against Biogen Idec, the Fox Chase Cancer Center and three physicians. The Complaint alleges that Thaddeus Leoniak died as a result of taking the drug ZEVALIN, and seeks to hold Biogen Idec strictly liable for placing an allegedly “unreasonably dangerous” product in the stream of commerce without proper warnings. The Complaint also seeks to hold the Company liable for alleged negligence in the design, manufacture, advertising, marketing, promoting, distributing, supplying and selling of ZEVALIN. The lawsuit seeks damages for pecuniary losses suffered by the decedent’s survivors and for compensatory damages for decedent’s pain and suffering, loss of earnings and deprivation of normal activities, all in an amount “in excess of $50,000.” On January 31, 2007, the Plaintiff’s counsel demanded $7.0 million to settle the lawsuit. Biogen Idec has not formed an opinion that an unfavorable outcome is either “probable” or “remote” and does not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. The Company believes that it has good and valid defenses to the Complaint and intends to vigorously defend the case.

In addition, we are involved in product liability claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on The NASDAQ Stock Market under the symbol “BIIB.” The following table shows the high and low sales price for our common stock as reported by The NASDAQ Stock Market for each quarter in the years ended December 31, 2006 and 2005.

	Common Stock Price
	2006		2005
	High	Low	High	Low

First Quarter	$50.72	$43.03	$70.00	$33.85
Second Quarter	48.97	42.52	40.02	33.18
Third Quarter	47.46	40.24	43.41	33.88
Fourth Quarter	52.72	43.49	46.72	35.66

Holders

As of February 15, 2007, there were approximately 4,400 stockholders of record of our common stock. In addition, as of February 15, 2007, 755 stockholders of record of Biogen, Inc. common stock have yet to exchange their shares of Biogen common stock for our common stock as contemplated by the merger.

Dividends

We have not paid cash dividends since our inception. We currently intend to retain all earnings, if any, for use in the expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

A summary of issuer repurchase activity for 2006 is as follows:

Issuer Purchases of Equity Securities

				Total Number of
				Shares Purchased as	Number of Shares
	Total Number of			Part of Publicly	that may yet be
	Shares Purchased		Average Price Paid	Announced Program	Purchased under Our
Period	(#),(a)		per Share($)	(#),(a)	Program (#),(b)

January 2006	1,160	(c)	47.25	—	—
February 2006	6,880	(c)	45.27	—	—
July 2006	204	(c)	42.01	—	—
August 2006	396	(c)	43.32	—	—
August 2006	7,470,500		42.79	7,470,500	—
September 2006	3,072	(c)	43.78	—	—
October 2006	81	(c)	45.84	—	—
December 2006	1,000	(c)	48.97	—	—

Total(a)	7,483,293		42.79	7,470,500
Total(b)	—		—	—	20,000,000

(a)	In October 2004, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. This repurchase program expired on October 4, 2006. We publicly announced the repurchase program in our press release dated October 27, 2004, which was furnished to (and not filed with) the SEC as Exhibit 99.1 of our Current Report of Form 8-K filed on October 27, 2004.

(b)	In October 2006, our Board of Directors authorized the repurchase of up to an additional 20.0 million shares of our common stock. The repurchased stock will provide us with treasury shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program does not have an expiration date. We publicly announced the repurchase program in our press release dated October 31, 2006 which was furnished to (and not filed with) the SEC as Exhibit 99.1 of our Current Report of Form 8-K filed on October 31, 2006.

(c)	These shares were used by certain employees to pay the exercise price of their stock options in lieu of paying cash or utilizing our cashless option exercise program.

Item 6.	Selected Consolidated Financial Data

The following financial data should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K, beginning on page F-1.

BIOGEN IDEC INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Years Ended December 31,
	2006 (4),(5)	2005(3)	2004	2003 (1),(2)	2002
	(In thousands, except per share amounts)

Product revenues	$1,781,313	$1,617,004	$1,486,344	$171,561	$13,711
Revenue from unconsolidated joint business	810,864	708,881	615,743	493,049	385,809
Other revenues	90,872	96,615	109,475	14,573	4,702
Total revenues	2,683,049	2,422,500	2,211,562	679,183	404,222
Total costs and expenses	2,243,029	2,186,460	2,168,146	1,548,852	190,346
Income (loss) before income tax expense (benefit) and cumulative effect of accounting change	492,163	256,195	64,093	(880,624)	231,522
Income (loss) before cumulative effect of accounting change	213,732	160,711	25,086	(875,097)	148,090
Cumulative effect of accounting change, net of income tax	3,779	—	—	—	—
Net income (loss)	217,511	160,711	25,086	(875,097)	148,090
Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	0.62	0.47	0.07	(4.92)	0.85
Cumulative effect of accounting change, net of income tax	0.01	—	—	—	—

Diluted earnings (loss) per share	$0.63	$0.47	$0.07	$(4.92)	$0.85

Shares used in calculating diluted earnings (loss) per share	345,281	346,163	343,475	177,982	176,805
Cash, cash equivalents and marketable securities	2,314,929	2,055,131	2,167,566	2,338,286	1,447,865
Total assets	8,552,808	8,381,717	9,165,758	9,503,945	2,059,689
Notes payable, less current portion	96,694	43,444	101,879	887,270	866,205
Shareholders’ equity	7,149,778	6,905,876	6,826,401	7,053,328	1,109,690

(1)	Included in costs and expenses in 2003 is a charge of $823.0 million for in-process research and development related to the Merger.

(2)	The results of operations of Biogen, Inc. were included from November 12, 2003, the date of the Merger.

(3)	Included in costs and expenses in 2005 is a charge of $118.1 million related to facility impairment charges.

(4)	Included in costs and expenses in 2006 is a charge of $330.5 million for in-process research and development and a net gain of $6.1 million on the settlement of license agreements associated with Fumapharm and Fumedica.

(5)	In connection with the adoption of SFAS 123(R), we recorded the cumulative effect of an accounting change of $3.8 million, net, as of January 1, 2006.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those reflected in our forward-looking statements. You can identify our forward-looking statements by our use of words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. You also can identify them by the fact that they do not relate strictly to historical or current facts. Reference is made in particular to forward-looking statements regarding the anticipated level of future product sales, royalty revenues, expenses and profits, regulatory approvals, our long-term growth, the development and marketing of additional products, the impact of competitive products, the anticipated outcome of pending or anticipated litigation and patent-related proceedings, our ability to meet our manufacturing needs, the value of investments in certain marketable securities, and our plans to spend additional capital on external business development and research opportunities. Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed in the section entitled “Risk Factors” in Part I of this report and elsewhere in this report. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K, beginning on page F-1.

Overview

Biogen Idec Inc. was formed in 2003 upon the acquisition of Biogen, Inc. by IDEC Pharmaceutical Corporation in a merger transaction, or the Merger. Biogen Idec Inc. is an international biotechnology company that creates new standards of care in oncology, neurology, immunology and other specialty areas of unmet medical need.

We currently have five products:

•	AVONEX® (interferon beta-1a);

•	RITUXAN® (rituximab);

•	TYSABRI® (natalizumab);

•	FUMADERM® (dimethylfumarate and monoethylfumarate salts); and,

•	ZEVALIN® (ibritumomab tiuxetan). During the third quarter of 2006, we began executing a plan to divest our ZEVALIN product line.

Additionally, through April 2006, we recorded product revenues from sales of AMEVIVE® (alefacept). In April 2006, we sold the worldwide rights to this product to Astellas Pharma US, Inc., or Astellas. We will continue to manufacture and supply this product to Astellas for a period of up to 11 years. Under the terms of the supply agreement, we charge Astellas fixed amounts based on volume. Such amounts will be recognized as corporate partner revenue and are not expected to be significant.

Significant Events

The significant events that occurred during 2006 were as follows:

•	Reintroduction of TYSABRI: TYSABRI was reapproved for sale in the United States and approved for sale in Europe in June 2006. No product was shipped or revenue recorded during the six months ended June 30, 2006, but we began shipping product and recognizing revenue from TYSABRI sales of product in the third quarter of 2006.

•	Acquisition of Fumapharm AG, or Fumapharm: In June 2006, we completed the acquisition of Fumapharm. The most significant financial statement impact resulting from this purchase was the recognition of an acquired in-process research and development, or IPR&D, charge of approximately $207.4 million. The charge was offset by a gain of $34.2 million on the settlement of a pre-existing associated license agreement.

•	Acquisition of Conforma Therapeutics Corporation, or Conforma: In May 2006, we completed the acquisition of Conforma. The most significant financial statement impact resulting from this purchase was the recognition of an IPR&D charge of approximately $123.1 million.

•	Sale of AMEVIVE: As noted above, in April 2006, we sold the worldwide rights to AMEVIVE, including inventory on-hand, to Astellas.

•	Planned divestiture of ZEVALIN: During the third quarter of 2006, we began executing a plan to divest our ZEVALIN product line.

•	Collaborations and Other Agreements: During the third quarter of 2006 we entered into collaboration agreements with mondoBIOTECH AG, or mondo, Alnylam Pharmaceuticals, Inc., or Alnylam, and UCB, S.A., or UCB. Upfront payments made or payable under the collaboration agreements totaled $42.5 million, all of which have been expensed as research and development expense during 2006. Additionally, during the fourth quarter of 2006, we entered into settlement agreements with Fumedica Arzneimittel AG and Fumedica Arzneimittel GmbH, collectively, Fumedica. A loss of $28.1 million was recognized in connection with one of the agreements.

•	We sold other non-core assets, including:

•	NICO — In February 2006, we sold our clinical manufacturing facility, known as NICO; and

•	Bio 1 — In December 2006, we sold a research facility, known as Bio 1, and recognized a pre-tax gain of $15.6 million.

Outlook

Most of our revenues are currently dependent on two products: AVONEX and RITUXAN. In the near term, we are dependent on the successful reintroduction of TYSABRI to grow our overall revenues and diversify our product offerings. In the longer term, our revenue growth is dependent on the successful clinical development, regulatory approval and launch of current pipeline products and in-licensed or acquired products and programs.

We expect to use our cash, cash equivalents and investments for working capital and general corporate purposes, including the acquisition of businesses, products, product rights, or technologies. At this time, we cannot accurately predict the effect of certain developments on the rate of revenue growth in 2007 and beyond, such as the degree of market acceptance, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates.

Marketed Products

Continued growth of global AVONEX sales is dependent on maintaining AVONEX’s position as the most prescribed multiple sclerosis, or MS, therapy in the U.S. and growing AVONEX market share outside the U.S. In both the U.S. and globally, we face increasing competition in the MS market from currently marketed products and future products in late stage development. We continue to generate data showing AVONEX to be an effective and safe choice for MS patients and physicians.

The majority of RITUXAN sales are currently from use in the oncology setting. We believe there is additional room for RITUXAN sales growth in oncology, particularly in the so-called “maintenance” setting of Non-Hodgkin’s Lymphoma, or NHL, approved in 2006. However, we believe a more significant driver of revenue growth in the future will be the immunology setting, where RITUXAN is currently indicated for anti-TNF (tumor necrosis factor), refractory rheumatoid arthritis, or RA, patients. Additional immunology indications for RITUXAN we are investigating include earlier stage disease-modifying anti-rheumatic drugs RA, or DMARD refractory RA, MS and lupus.

The U.S. and European TYSABRI launches are underway. After establishing the TOUCH risk minimization action plan, or RiskMAP, program in the U.S. and providing extensive safety education in the U.S. and Europe, we are now positioned to deliver the strong efficacy message to the market. Successful reintroduction and sales growth will be dependent on acceptance by physicians and MS patients.

Clinical Studies

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and exploring the utility of our existing products in treating disorders beyond those currently approved in their respective labels. For 2007, we expect to continue to incur significant levels of research and development expenditures. Three pipeline products have advanced to late stage registrational trials:

•	BG-12 for relapsing forms of MS in Phase III;

•	galiximab for NHL in Phase III; and

•	lumiliximab for chronic lymphocytic leukemia, or CLL, in Phase IIb.

In addition to the expense associated with these late stage trials, other pipeline products are expected to enter proof of concept trials in 2007, driving additional research and development expense.

Manufacturing, Selling and Marketing Efforts

In 2007, we expect to incur significant expenditures associated with manufacturing, selling and marketing our products. The aggregate amount of our sales and marketing expenses in 2007 will likely be higher than that incurred in 2006, primarily as a result of higher expenses for the ongoing TYSABRI launch in the U.S. and Europe.

Business Development

As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. Our cash reserves and other liquid assets may be inadequate to consummate such acquisitions, and it may be necessary for us to raise substantial additional funds in the future to complete future transactions. In addition, as a result of our acquisition efforts, we are likely to experience significant charges to earnings for merger and related expenses (whether or not our efforts are successful) that may include transaction costs, closure costs or acquired in-process research and development charges.

Other

We may experience significant fluctuations in quarterly results based primarily on the level and timing of:

•	product revenues;

•	cost of product sales;

•	collaboration revenues;

•	cost and timing of clinical trials, regulatory approvals and product approvals;

•	marketing and other expenses;

•	manufacturing or supply disruptions; and

•	costs associated with the operations of recently-acquired businesses and technologies.

Results of Operations

Revenues

Revenues for the years ended December 31, 2006, 2005, and 2004 were as follows (in thousands):

	2006		2005		2004

Product Revenues
United States	$1,069,492	40.0%	$997,671	41.2%	$986,050	44.6%
Rest of world	711,821	26.5%	619,333	25.5%	500,294	22.6%

Total product revenues	1,781,313	66.5%	1,617,004	66.7%	1,486,344	67.2%
Unconsolidated Joint Business	810,864	30.2%	708,881	29.3%	615,743	27.8%
Other Revenue
Royalties	86,231	3.1%	93,193	3.9%	98,945	4.5%
Corporate partner	4,641	0.2%	3,422	0.1%	10,530	0.5%

Total other revenue	90,872	3.3%	96,615	4.0%	109,475	5.0%

Total revenues	$2,683,049	100.0%	$2,422,500	100%	$2,211,562	100.0%

Product Revenues

Revenues by product for the years ended December 31, 2006, 2005, and 2004 were as follows (in thousands):

	2006		2005		2004

AVONEX	$1,706,719	95.9%	$1,543,085	95.4%	$1,417,157	95.3%
TYSABRI	35,831	2.0%	4,656	0.3%	3,121	0.2%
AMEVIVE	11,524	0.6%	48,457	3.0%	43,030	3.0%
ZEVALIN	17,767	1.0%	20,806	1.3%	23,036	1.5%
FUMADERM	9,472	0.5%	—	0.0%	—	0.0%

Total product revenues	$1,781,313	100.0%	$1,617,004	100.0%	$1,486,344	100.0%

AVONEX

Revenues from AVONEX for the years ended December 31, 2006, 2005, and 2004 were as follows (in thousands):

	2006		2005		2004

AVONEX
U.S.	$1,022,210	59.9%	$938,672	60.8%	$922,572	65.1%
Rest of world	684,509	40.1%	604,413	39.2%	494,585	34.9%

Total AVONEX revenues	$1,706,719	100.0%	$1,543,085	100.0%	$1,417,157	100.0%

For 2006 compared to 2005, U.S. sales of AVONEX increased $83.5 million, or 8.9%, due principally to the impact of price increases and a reduction in discounts associated with the introduction of the Medicare Part D prescription drug benefit. These increases were offset by lower volume. For 2006 compared to 2005, international sales of AVONEX increased $80.1 million, or 13.3%, primarily due to increases in volume and price, including the impact of patient mix. Foreign exchange accounted for a 0.6% increase in reported revenues; on a local currency basis, international sales increased 12.7%.

For 2005 compared to 2004, U.S. sales of AVONEX increased $16.1 million, or 1.7%, due to price increases, offset by lower volume. For 2005 compared to 2004, international sales of AVONEX increased $109.8 million, or 22.2%, primarily due to increases in volume and price, including the impact of patient mix. Foreign exchange accounted for a 2.1% increase in reported revenues; on a local currency basis, international sales increased 20.1%.

We expect to face increasing competition in the MS marketplace in and outside the U.S. from existing and new MS treatments, including TYSABRI, which may impact sales of AVONEX. We expect future sales of AVONEX to be dependent to a large extent on our ability to compete successfully with the products of our competitors.

TYSABRI

Revenues from TYSABRI for the years ended December 31, 2006, 2005, and 2004 were as follows (in thousands):

	2006		2005		2004

TYSABRI
U.S.	$25,865	72.2%	$4,656	100.0%	$3,121	100.0%
Rest of world	9,966	27.8%	—	—	—	—

Total TYSABRI revenues	$35,831	100.0%	$4,656	100.0%	$3,121	100.0%

Under the terms of a collaboration agreement with Elan Corporation plc, or Elan, we manufacture TYSABRI and collaborate with Elan on the product’s marketing, commercial distribution and on-going development activities. We recognize revenue for sales of TYSABRI in the U.S. upon Elan’s shipment of the product to third party distributors. We recognize revenue for sales of TYSABRI outside the U.S. at the time of product delivery to our customers.

In November 2004, TYSABRI was approved by the U.S. Food and Drug Administration, or FDA, as a treatment for relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification. In 2005, our net revenue associated with sales of TYSABRI was $4.7 million, which consisted of revenue of $15.1 million from sales that occurred prior to our voluntary suspension, offset by an allowance for sales returns of $10.4 million related to returns of product sold prior to the suspension.

On June 5, 2006, the FDA approved a supplemental Biologics License Application, or sBLA, for the reintroduction of TYSABRI as a monotherapy treatment for relapsing forms of MS to slow the progression of disability and reduce the frequency of clinical relapses. On June 29, 2006, we and Elan announced that the European Medicines Agency, or EMEA, had approved TYSABRI as a similar treatment. In July 2006, we began to ship TYSABRI in both the United States and Europe. In 2006, we have recorded revenue on sales of TYSABRI in the U.S. and Europe relating to current activity of $11.9 million and $10.0 million, respectively. Prior to the suspension of TYSABRI in 2005, we shipped product to Elan in the U.S. and recognized revenue in accordance with the policy described above. As a result of the suspension of TYSABRI, we had deferred $14.0 million in revenue related to TYSABRI product that remained in Elan’s ending inventory. This amount was paid by Elan during 2005 and was subsequently recognized as revenue during 2006, as the uncertainty about the ultimate disposition of the product was eliminated.

AMEVIVE

In 2006, 2005 and 2004, sales of AMEVIVE were $11.5 million, $48.5 million, and $43.0 million, respectively, of which $5.0 million, $34.9 million, and $41.6 million, respectively, was generated in the U.S. The decrease in total AMEVIVE sales for 2006 compared to 2005 was due to the sale, in April 2006, of our worldwide rights and infrastructure related to sales, production, and marketing of AMEVIVE. The increase in sales in 2005 compared to 2004 was due to higher sales volumes.

Although we sold the rights to this product, we continue to report a small amount of product revenues related to shipments made by certain of our overseas joint ventures.

ZEVALIN

In 2006, 2005, and 2004 sales of ZEVALIN were $17.8 million, $20.8 million, and $23.0 million, respectively, of which $16.4 million, $19.4 million and $18.7 million, respectively, were generated in the U.S.

FUMADERM

FUMADERM is a new product being sold by us for the first time beginning in the third quarter of 2006. This product line was acquired in our acquisition of Fumapharm in June 2006. Sales for 2006 were $9.5 million, all of which were generated in Germany.

Provisions for Discounts and Allowances

Revenues from product sales are recognized when product is shipped and title and risk of loss has passed to the customer, typically upon delivery. Revenues are recorded net of applicable allowances for trade term discounts, wholesaler incentives, Medicaid rebates, Veteran’s Administration, or VA, rebates, managed care, patient assistance, product returns and other applicable allowances. The estimates we make with respect to these allowances represent significant judgments that we make with regard to revenue recognition.

Provisions for discounts and allowances reduced gross product revenues as follows (in millions):

	2006	2005	2004

Discounts	$102.9	$106.5	$78.0
Contractual adjustments	93.3	93.8	75.3
Returns	38.7	26.0	18.7

Total allowances	$234.9	$226.3	$172.0

Gross product revenues	$2,016.2	$1,843.3	$1,658.3

Percent of gross product revenues	11.7%	12.3%	10.4%

Our product revenue reserves are based on estimates of the amounts earned or to be claimed on the related sales. These estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends and forecasted customer buying patterns. If actual results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment.

Product revenue reserves are categorized as follows: discounts, contractual adjustments and returns.

Discount reserves include trade term discounts, wholesaler incentives and patient assistance. For 2006 compared to 2005, discounts decreased $3.6 million, or 3.4%, reflecting lower amounts of AVONEX distributed through our patient assistance program. For 2005 compared to 2004, discounts increased $28.5 million, or 36.5%, due, principally, to patient assistance providing AVONEX at higher levels for patients that had been using TYSABRI prior to its suspension.

Contractual adjustment reserves relate to Medicaid rebates, VA rebates and managed care. For 2006 compared to 2005, contractual adjustments were constant reflecting more activity in the managed care markets, offset by a reduction in Medicaid activity due to the introduction of Medicare Part D, the expanded prescription drug benefit program. For 2005 compared to 2004, contractual adjustments increased $18.5 million, or 24.6% due, principally, to the impact of higher reserves for managed care (associated with higher level of activity with respect to rebates) and Medicaid programs (associated with price increases).

Product return reserves are established for returns made by wholesalers and patients. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. We also accept returns from our patients for various reasons. For 2006 compared to 2005, returns increased $12.7 million, or 48.8%, as a result of an adjustment of $6.9 million to increase reserve levels to correct prior period errors, and higher return experience in 2006. These increases were offset by the impact of returns made in connection with the suspension of TYSABRI in 2005. For 2005 compared to 2004, returns increased $7.3 million, or 39.0%, due, principally, to the expense of $9.7 million recorded in 2005 related to the suspension of TYSABRI.

Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. The majority of wholesaler returns are due to product expiration. Expired product return reserves are estimated through a comparison of historical return data to their related sales on a production lot basis. Historical rates of return are determined for each product and are adjusted for known or expected changes in the marketplace specific to each product.

During the second quarter of 2006, we recorded an increase in our allowance for expired products of $12.3 million to correct for prior period errors. This increase in the allowance was recorded through an out of period reduction in net product revenue of $6.9 million and an increase in goodwill of $5.4 million. We identified and quantified the errors through an analysis of the historical rate for returns based on volumes of returns and the amount of credit granted to the returning distributors in past periods. At the time of Merger with Biogen, Inc. in 2003, Biogen, Inc. had understated its allowance for expired product by an estimated $5.4 million due to an incorrect methodology applied in calculating its reserve balance. Had we identified this error at the time of the Merger, the recorded goodwill would have been approximately $5.4 million higher than has been previously reflected. Biogen, Inc.’s methodology was in error because it did not utilize known information in determining critical assumptions used in the basis of calculation. Our application of this incorrect methodology in the post-Merger period resulted in understating this reserve by an additional $6.9 million. In all cases, the correctly calculated rate of return is less than one percent of related gross product revenues. We have determined that the out of period correction of this error in 2006 is not material to our reported results. Additionally, we have determined that the error at the merger date is not material to any prior period balance sheet amounts and the error in the post-merger period is not material to any prior period reported results.

Unconsolidated Joint Business Revenues

We copromote RITUXAN in the U.S. in collaboration with Genentech, Inc., or Genentech, under a collaboration agreement between the parties. Under the collaboration agreement, we granted Genentech a worldwide license to develop, commercialize and market RITUXAN in multiple indications. In exchange for these worldwide rights, we have copromotion rights in the U.S. and a contractual arrangement under which Genentech shares a portion of the pretax U.S. copromotion profits of RITUXAN with us. This collaboration was created through a contractual arrangement, not through a joint venture or other legal entity. In June 2003, we amended and restated our collaboration agreement with Genentech to include the development and commercialization of one or more anti-CD20 antibodies targeting B-cell disorders, in addition to RITUXAN, for a broad range of indications.

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

Under the terms of separate sublicense agreements between Genentech and F. Hoffman-La Roche Ltd., or Roche, commercialization of RITUXAN outside the U.S. is the responsibility of Roche, except in Japan where Roche copromotes RITUXAN in collaboration with Zenyaku Kogyo Co Ltd., or Zenyaku. There is no direct contractual arrangement between us and Roche or Zenyaku.

Revenue from unconsolidated joint business consists of our share of pretax copromotion profits, which is calculated by Genentech, and includes consideration of our RITUXAN-related sales force and development expenses, and royalty revenue from sales of RITUXAN outside the U.S. by Roche and Zenyaku. Pre-tax copromotion profit consists of U.S. sales of RITUXAN to third-party customers net of discounts and allowances and less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling and marketing expenses, and joint development expenses incurred by Genentech and us.

Under the amended and restated collaboration agreement, our current pretax copromotion profit-sharing formula, which resets annually, is as follows:

Biogen Idec’s Share
Copromotion Operating Profits	of Copromotion Profits

First $50 million	30%
Greater than $50 million	40%

In 2006, 2005, and 2004, the 40% threshold was met during the first quarter.

For each calendar year or portion thereof following the approval date of the first new anti-CD20 product, the pretax copromotion profit-sharing formula for RITUXAN and other anti-CD20 products sold by us and Genentech will change. (See Note 16 to the consolidated financial statements for further detail).

Copromotion profits for the years ended December 31, 2006, 2005 and 2004, consist of the following (in thousands):

	2006	2005	2004

Product revenues, net	$2,071,235	$1,831,528	$1,573,228
Costs and expenses	669,324	534,593	418,190

Copromotion profits	$1,401,911	$1,296,935	$1,155,038

Biogen Idec’s share of copromotion profits	$555,764	$513,774	$457,025

Net sales of RITUXAN to third-party customers in the U.S. recorded by Genentech for 2006 were approximately $2.1 billion compared to $1.8 billion in 2005 and $1.6 billion in 2004. The increase in 2006 is due, principally, to the approval by the FDA of RITUXAN for two new indications, RA, and diffuse large B-cell lymphoma, and an increase in wholesale prices. The increase in 2005 from 2004 was due, principally, to increased market penetration in treatments of B-cell NHLs and chronic lymphocytic leukemia, and increases in the wholesale price of RITUXAN.

Revenues from unconsolidated joint business for the years ended December 31, 2006, 2005 and 2004, consist of the following (in thousands):

	2006	2005	2004

Copromotion profits	$555,764	$513,774	$457,025
Reimbursement of selling and development expenses	61,075	47,593	37,710
Royalty revenue on sales of RITUXAN outside the U.S.	194,025	147,514	121,008

	$810,864	$708,881	$615,743

For 2006 compared to 2005, reimbursement of selling and development expenses increased $13.5 million, or 28.3%. For 2005 compared to 2004, such reimbursements increased $9.9 million, or 26.2%. In both cases the increase was due, principally, to the expansion of the oncology sales force and development costs we incurred related to the development of RITUXAN for RA.

Our royalty revenue on sales of RITUXAN outside the U.S. is based on Roche and Zenyaku’s net sales to third-party customers and is recorded on a cash basis. Royalty revenues in 2006 compared to 2005 increased $46.5 million, or 31.5%, due to increased market penetration and increase in prices. Royalty revenues in 2005 compared to 2004 increased $26.5 million, or 21.9% due to increased sales of RITUXAN outside the U.S, offset by a $11.3 million royalty credit to Genentech in 2005. The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country by country basis. RITUXAN was launched in 1998 in most European countries and in 2001 in Japan.

Under the amended and restated collaboration agreement, we will receive lower royalty revenue from Genentech on sales by Roche and Zenyaku of new anti-CD20 products, if and when commercially available, as compared to royalty revenue received on sales of RITUXAN.

Other Revenue

Other revenues consist of the following (in thousands):

	2006		2005		2004

Royalties	$86,231	94.9%	$93,193	96.5%	$98,945	90.4%
Corporate partner	4,641	5.1%	3,422	3.5%	10,530	9.6%

	$90,872	100.0%	$96,615	100.0%	$109,475	100.0%

Royalty Revenue

We receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control. Our royalty revenues on sales of RITUXAN outside the U.S. are included in revenues from unconsolidated joint business in the accompanying consolidated statements of income.

For 2006 compared to 2005, royalty revenue decreased $7.0 million, or 7.5%. For 2005 compared to 2004, royalty revenues decreased $5.8 million, or 5.8%. In both cases the decreases were due, principally, to decreases in sales levels of products under license and to the expiration of certain contracts.

We receive royalties from Schering-Plough Corporation, or Schering-Plough, on sales of its alpha interferon products in the U.S. under an exclusive license to our alpha interferon patents and patent applications. Schering-Plough sells its INTRON® A (interferon alfa-2b) brand of alpha interferon in the U.S. for a number of indications, including the treatment of chronic hepatitis B and hepatitis C. Schering-Plough also sells other alpha interferon products for the treatment of hepatitis C, including REBETRON® Combination Therapy containing INTRON A and REBETOL® (ribavirin, USP), PEG-INTRON® (peginterferon alfa-2b), a pegylated form of alpha interferon, and PEG-INTRON in combination with REBETOL. Beginning in 2006, we no longer receive royalties on sales that are made in Italy.

We hold several patents related to hepatitis B antigens produced by genetic engineering techniques. These antigens are used in recombinant hepatitis B vaccines and in diagnostic test kits used to detect hepatitis B infection. We receive royalties from sales of hepatitis B vaccines in several countries, including the U.S., from GlaxoSmithKline plc and Merck and Co. Inc. We have also licensed our proprietary hepatitis B rights, on an antigen-by-antigen and nonexclusive basis, to several diagnostic kit manufacturers, including Abbott Laboratories, the major worldwide marketer of hepatitis B diagnostic kits.

We receive ongoing royalties on sales of ANGIOMAX® (bivalirudin) by The Medicines Company, or TMC. TMC sells ANGIOMAX in the U.S. for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty. TMC sells ANGIOMAX through distributors in Europe, Canada and Latin America. Sales levels, and accordingly, royalty revenues, increased during 2006.

Finally, we hold several patents in Japan and Taiwan related to the production of synthetic Interleukin — 2. Interleukin — 2 is a substance made in the human body that stimulates the proliferation of suppressor cells and is used in the treatment of several types of cancer and chronic viral infections. Shionogi & Co., Ltd. pays us royalties for use of these patented production techniques.

We anticipate that total royalty revenues in future years will continue to represent a lower proportion of our total revenues. Royalty revenues may fluctuate as a result of fluctuations in sales levels of products sold by our licensees from quarter to quarter due to the timing and extent of major events such as new indication approvals or government-sponsored programs.

Corporate Partner Revenues

Corporate partner revenues represent contract revenues and license fees.

In 2004, we received a $10.0 million payment from Schering AG for the EMEA grant of marketing approval of ZEVALIN in the EU. The payment represented, in part, a milestone payment to compensate us for preparing, generating, and collecting data that was critical to the EMEA marketing approval process as to which we have no continuing involvement.

Costs and Expenses

Costs and expenses are as follows (in thousands):

	2006		2005		2004

Cost of sales, excluding amortization of acquired intangible assets	$274,383	12.3%	$373,614	17.1%	$554,319	25.6%
Research and development	718,390	32.0%	747,671	34.2%	685,872	31.6%
Selling, general and administrative	685,067	30.5%	644,758	29.5%	580,278	26.8%
Collaboration profit (loss) sharing	(9,682)	(0.4)%	—	—	—	—
Acquired in-process research and development	330,520	14.7%	—	—	—	—
Amortization of acquired intangible assets	266,998	11.9%	302,305	13.8%	347,677	16.0%
Facility impairments and (gain) loss on disposition, net	(16,507)	(0.7)%	118,112	5.4%	—	—
(Gain) loss on termination of license agreements, net	(6,140)	(0.3)%	—	—	—	—

Total operating costs and expenses	$2,243,029	100.0%	$2,186,460	100.0%	$2,168,146	100.0%

Cost of Sales

Cost of sales includes the following (in thousands):

	2006		2005		2004

Cost of product revenues	$270,023	98.4%	$369,198	98.8%	$548,702	99.0%
Cost of royalty revenues	4,360	1.6%	4,416	1.2%	5,617	1.0%

Cost of sales	$274,383	100.0%	$373,614	100.0%	$554,319	100.0%

Cost of Product Revenues

Cost of product revenues, included in cost of sales, by product are as follows (in thousands):

	2006		2005		2004

AVONEX	$234,696	86.9%	$228,476	61.9%	$479,976	87.5%
TYSABRI	5,328	2.0%	23,935	6.5%	17,283	3.1%
AMEVIVE	9,990	3.7%	93,953	25.4%	27,772	5.1%
ZEVALIN	16,159	6.0%	22,834	6.2%	19,014	3.5%
FUMADERM	3,165	1.2%	—	0.0%	—	0.0%
Other	685	0.2%	—	—	4,657	0.8%

Cost of product revenues	$270,023	100.0%	$369,198	100.0%	$548,702	100.0%

AVONEX

For 2006 compared to 2005, cost of product revenue for AVONEX increased $6.2 million, or 2.7%, in line with increased sales levels but slightly lower as a percent of revenue due to lower costs associated with failures of quality specifications in 2006 compared to 2005. For 2005 compared to 2004, cost of product revenue decreased

$251.5 million, or 52.4%, due, principally, to the 2004 impact of the difference between the cost of AVONEX inventory recorded at the Merger date and its historical manufacturing cost. A substantial portion of this amount, $277.5 million, was recognized as cost of sales when the acquired inventory was sold or written-down in 2004. All of the AVONEX inventory acquired in the Merger was sold or written off by December 31, 2004.

TYSABRI

Sales of TYSABRI resumed in July 2006 following FDA approval to reintroduce the product for certain indications. Because of the suspension in 2005, no product was shipped in 2005 subsequent to February 2005. The cost of product revenues for 2005 is due, principally, to write-offs of inventory associated with the suspension of TYSABRI in 2005. The cost of goods sold in 2006 represents, principally, the cost of shipments made since July 2006 in the U.S. and Europe.

We manufactured TYSABRI during the first and second quarter of 2005 and completed our scheduled production of TYSABRI during July 2005. Because of the uncertain future commercial availability of TYSABRI at the time, and our inability to predict to the required degree of certainty that TYSABRI inventory would be realized in commercial sales prior to the expiration of its shelf life, we expensed $23.2 million of costs related to the manufacture of TYSABRI in the first quarter of 2005 to cost of product revenues. At the time of production, the inventory was believed to be commercially saleable. Beginning in the second quarter of 2005, as we worked with clinical investigators to understand the possible risks of progressive multifocal leukoencephalopathy, or PML, we charged the costs related to the manufacture of TYSABRI to research and development expense. As a result, we expensed $21.5 million related to the manufacture of TYSABRI to research and development expense during 2005. At December 31, 2005, there was no carrying value of TYSABRI inventory on our consolidated balance sheet.

As of December 31, 2006, $41.3 million and $0.6 million of TYSABRI inventory value is included in work in process and finished goods, respectively. In addition, we have product on hand that was written-down due to the uncertainties surrounding the TYSABRI suspension but which is available to fill future orders. The approximate value of such product, based on its cost of manufacture, was $36.9 million. As we sell TYSABRI, we are realizing lower than normal cost of sales and, therefore, higher margins, as we ship the inventory that was previously written down. For 2006, cost of sales was approximately $2.6 million lower due to the sale of TYSABRI that had been previously written-off.

AMEVIVE

For 2006 compared to 2005, cost of product revenue for AMEVIVE decreased $84.0 million, or 89.4%, due to the disposition of our worldwide rights to the product in April 2006. For 2005 compared to 2004, cost of product revenue increased $66.2 million, or 238.1%. Of this increase, approximately $66.0 million represented the difference between the cost of AMEVIVE inventory recorded at the time of the Merger and its historical cost which was recognized as cost of product revenues when the inventory was sold or written-off in 2005. Additionally, in connection with the divestiture of AMEVIVE we recorded charges of $31.8 million to write-down AMEVIVE inventory to its net realizable value. This amount was entirely related to the inventory “step-up” recorded at the time of the Merger.

ZEVALIN

For 2006 compared to 2005, cost of product revenue for ZEVALIN decreased $6.7 million, or 29.2%, due, principally, to the impairment of certain capitalized patents in 2005 and decline in sales volumes. For 2005 compared to 2004, cost of product revenue for ZEVALIN increased $3.8 million, or 20.0%, due to inventory write-offs and impairments.

FUMADERM

Cost of product revenues for FUMADERM was $3.2 million, which includes the impact of an inventory fair value “step up” adjustment of $2.9 million in connection with purchase accounting for the Fumapharm acquisition during 2006.

Inventory Write-Offs

We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by us, or if there are further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs may be required. Additionally, our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. Periodically, certain batches or units of product may no longer meet quality specifications or may expire. As a result, included in product cost of revenues were write-downs of commercial inventory that did not meet quality specifications or that became obsolete due to dating expiration. In all cases this product inventory was written-down to its net realizable value.

Included in cost of product revenues are inventory write-downs as follows (in thousands):

	2006	2005	2004

AVONEX	$4,321	$11,986	$16,195
AMEVIVE	2,433	30,282	1,727
ZEVALIN	3,294	10,158	9,712
TYSABRI	2,941	23,205	19,103

	$12,989	$75,631	$46,737

The write-downs were the result of the following (in thousands):

	2006	2005	2004

New components for alternative presentations	$—	$8,417	$—
Failed quality specifications	11,236	23,067	22,377
Excess and/or obsolescence	1,753	20,942	5,257
Cost for voluntary suspension of TYSABRI	—	23,205	19,103

	$12,989	$75,631	$46,737

In 2005, write-downs of AVONEX inventory included $8.4 million for remaining supplies of the alternative presentations of AVONEX that were no longer needed after the FDA approved a new component for the pre-filled syringe formulation of AVONEX in March 2005. The ZEVALIN inventory was written-down when it was determined that it would not be marketable based on estimates of demand. Additionally, in the third quarter of 2005, we recorded a charge of $5.7 million to cost of product revenues related to an impairment of certain capitalized ZEVALIN patents, to reflect the adjustment to net realizable value.

Cost of Royalty Revenues

For 2006, 2005 and 2004, cost of royalty revenues were $4.4 million, $4.4 million, and $5.6 million, respectively. Gross margin on royalty revenues were approximately 95%, 95%, and 94%, respectively. We expect that gross margins on royalty revenues will fluctuate in the future based on changes in sales volumes for specific products from which we receive royalties.

Research and Development Expenses

Research and development expenses totaled $718.4 million in 2006 compared to $747.7 million in 2005 and $685.9 million in 2004.

For 2006 compared to 2005, research and development expenses decreased $29.3 million, or 3.9%, due, principally, to: reductions in salary and benefit expense arising from headcount reductions in 2005 ($61.5 million); the elimination of costs related to the NIMO facility that was sold in the second quarter of 2005 ($20.0 million); and lower expenses for clinical trials, primarily related to TYSABRI and AMEVIVE ($23.0 million). These decreases were offset by an increase in expenses for new collaborations during the year ($11.2 million); higher clinical manufacturing expense ($10.8 million); and the impact of share-based compensation recognized under SFAS 123(R) in 2006 ($51.5 million).

For 2006, share-based compensation expense included in research and development, computed under APB 25, would have been $32.9 million.

For 2005 compared to 2004, research and development expenses increased $61.8 million, or 9.0%, due, principally, to: upfront licensing fee and milestones related to a collaboration with PDL BioPharma, Inc., or PDL ($50.0 million); biopharmaceutical operations and global quality initiatives for our manufacturing activities, including expenses related to the manufacture of TYSABRI ($11.1 million); increased depreciation and infrastructure expenses ($16.7 million); discovery research initiatives ($7.1 million); and increased pre-clinical research activities ($9.4 million). These increases were offset by a decrease in expenses for our ongoing clinical trials, primarily related to lower than expected clinical trial expenses for TYSABRI and AMEVIVE ($31.4 million).

We expect that research and development expenses will increase in 2007 for a number of reasons, including our plans to commit significant additional investments in business development and research opportunities.

Acquired In-Process Research and Development, or IPR&D

During the quarter ended June 30, 2006, we recorded expense related to IPR&D of $330.5 million. Of this amount, $207.4 million related to acquired IPR&D from the acquisition of Fumapharm and $123.1 million related to acquired IPR&D from the acquisition of Conforma. See Note 2, Acquisitions and Other Agreements, of the consolidated financial statements for details on future expenditures with respect to IPR&D.

Since completing these acquisitions in the second quarter of 2006, we have spent $17.0 million related to the Fumapharm IPR&D, and $4.2 million on the Conforma IPR&D.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $685.1 million in 2006 compared to $644.8 million in 2005 and $580.3 million in 2004.

For 2006 compared to 2005, selling, general and administrative expenses increased $40.3 million, or 6.3%, due, principally, to: higher expenses related to RITUXAN in RA ($21.5 million); increased expenses for the re-launch of TYSABRI ($20.3 million); lower reimbursements of costs related to collaboration agreements ($4.3 million); and higher costs related to share-based compensation recognized under SFAS 123(R) in 2006 ($45.2 million). These increases were offset by: lower expenses for AMEVIVE due to its divestiture ($31.0 million); a decrease in expenses for ZEVALIN ($20.0 million), due in part to the planned divestiture, and also due to the impact of a charge taken in 2005 related to a write-down of remaining prepaid expense associated with our arrangement with MDS (Canada).

For 2006, approximately $80.8 million of share-based compensation is included in selling, general and administrative expenses in connection with the adoption of SFAS 123(R) in 2006.

For 2006, share-based compensation expense included in selling, general and administrative expense, computed under APB 25 would have been $51.5 million.

For 2005 compared to 2004, selling, general and administrative expenses increased $64.5 million, or 11.1%, due, principally, to: the neurology sales force expansion in the U.S. ($8.0 million); increased international neurology sales activities primarily in the EU ($10.6 million); customer service initiatives ($7.2 million); oncology sales and marketing initiatives primarily due to a charge of $12.9 million related to a write-down of remaining prepaid expense associated with our arrangement with MDS (Canada) ($19.7 million). These increases were partially offset by a decrease in our immunology sales and marketing programs largely due to the pending AMEVIVE divestiture ($7.4 million). Included in the increase of selling, general and administrative fees for 2005 were administrative expenses, primarily related to consulting fees and grants ($15.7 million), information technology primarily compensation and consulting costs ($8.6 million), and compensation and other costs associated with the retirement of our former Executive Chairman in December 2005 ($7.1 million).

We anticipate that total selling, general, and administrative expenses in 2007 will be higher than 2006 due to sales and marketing and other general and administrative expenses to primarily support AVONEX and TYSABRI.

Share-based Payments

Our share-based compensation programs consist of share-based awards granted to employees including stock options, restricted stock, performance share units and restricted stock units, or RSUs, as well as our employee stock purchase plan, or ESPP.

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

The fair value of performance based stock units is based on the market price of our stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation expense is adjusted for subsequent changes in the outcome of performance-related conditions until the vesting date. In the year ended December 31, 2006, we recorded share-based compensation expense of $126.8 million associated with the SFAS 123(R) adoption. This expense is net of a cumulative effect pre-tax adjustment of $5.6 million, or $3.8 million after-tax. The cumulative effect results from the application of an estimated forfeiture rate for current and prior period unvested restricted stock awards. In the year ended December 31, 2005, we recorded share-based compensation expense of $36.9 million.

Severance and Other Restructuring Costs

2005 Strategic Plan

In September 2005, we began implementing a comprehensive strategic plan, or the 2005 Strategic Plan, in conjunction with which we consolidated or eliminated certain internal management layers and staff functions, resulting in the reduction of our workforce that represented approximately 17%, or approximately 650 positions worldwide at that time. These adjustments took place across company functions, departments and sites, and were substantially implemented by the end of 2005. We recorded restructuring charges of $31.4 million in connection with these activities, of which $28.3 million related to severance and other employee termination costs, including health benefits, outplacement and bonuses. Other costs were $3.1 million and included write-downs of certain research assets that will no longer be utilized, consulting costs in connection with the restructuring effort, and costs related to the acceleration of restricted stock, offset by the reversal of previously recognized compensation due to unvested restricted stock cancellations.

2006 Restructurings

During 2006, we incurred additional restructuring costs associated with acquisitions and planned dispositions. We incurred $1.2 million in severance costs associated with the acquisition of Conforma during 2006 and $1.7 million related in headcount reductions related to the planned disposition of our ZEVALIN product line.

For 2006, $3.6 million of restructuring charges are included in selling, general and administrative expenses. Costs not yet paid as of December 31, 2006, were $2.1 million, and are included in accrued expenses and other on our consolidated balance sheet. See Note 21, Severance and Other Restructuring Costs, of the consolidated financial statements, for details on the change in reserve levels related to severance.

We may have additional charges in future periods. The amount of those future charges cannot be determined at this time.

Other

On December 16, 2005, Dr. William H. Rastetter, our former Executive Chairman, entered into a letter agreement confirming Dr. Rastetter’s retirement as Executive Chairman and Chairman of the Board and his resignation from the Board, all effective as of December 30, 2005. As a result, Dr. Rastetter was entitled to, among other things, payments equal to his 2005 target bonus and three times the sum of his annual salary and target bonus, immediate vesting of his unvested stock options and restricted stock awards. These charges related to Dr. Rastetter’s retirement amounted to $7.1 million, and no liability related to Dr. Rastetter’s retirement remains.

In 2004, we recorded charges of $4.4 million related to severance obligations for certain employees affected by the Merger in our San Diego facilities, $2.3 million of restructuring costs related to the relocation of our European headquarters, and $1.0 million related to severance obligations for certain employees affected by the Merger in our Cambridge facilities. At December 31, 2006, we have no significant remaining liabilities related to the 2004 obligations.

Facility Impairments and (Gain) Loss on Disposition, net

As of March 31, 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk manufacturing component of our large-scale biologic manufacturing facility in Hillerod, Denmark. Additionally, we added a labeling and packaging component to the project, but determined that we would no longer proceed with the fill-finish component of the large-scale biological manufacturing facility. As a result, we recorded an impairment charge of approximately $6.2 million in 2005 related to the fill-finish component that had previously been capitalized.

In June 2005, we sold our large-scale biologics manufacturing facility in Oceanside, California, known as NIMO, along with approximately 60 acres of real property located in Oceanside, California upon which NIMO is located, together with improvements, related property rights, and certain personal property intangibles and contracts at or related to the real property. Total consideration for the sale was $408.1 million. The loss from this transaction was $83.5 million which consisted primarily of the write-down of NIMO to net selling price, sales and transfer taxes, and other associated transaction costs.

In February 2006, we sold our clinical manufacturing facility in Oceanside, California, known as NICO. The assets associated with the facility were included in assets held for sale on our consolidated balance sheet as of December 31, 2005. Total consideration was $29.0 million. In 2005, we recorded impairment charges totaling $28.0 million to reduce the carrying value of NICO to its net realizable value. No additional loss resulted from completion of the sale.

In December 2006, we completed the sale of one of the buildings in our Cambridge, Massachusetts facility, known as Bio 1. Proceeds from the sale were approximately $39.5 million. We recorded a pre-tax gain of approximately $15.6 million on the sale. We will continue to occupy a minor portion of the building through December 31, 2007 under a leasing arrangement and have recorded prepaid rent of approximately $0.7 million at December 31, 2006, representing our future commitment under the leaseback arrangement.

Gain (Loss) on Settlement of License Agreements, net

Fumapharm

During 2006, we recorded a gain of $34.2 million coincident with the acquisition of Fumapharm in accordance with EITF 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination. The gain related to the settlement of a preexisting collaboration agreement between Fumapharm and us. The collaboration agreement had been entered into in October 2003 and required payments to Fumapharm of certain royalty amounts. The market rate for such payments was determined to have been higher at the acquisition date due, principally, to the increased technical feasibility of BG-12. The gain relates to the difference between the royalty rates at the time the agreement was entered into as compared to the rates at the time the agreement was effectively settled by virtue of our acquisition of Fumapharm.

Fumedica

During 2006, we recorded a charge of $28.1 million in connection with a settlement agreement with Fumedica. The charge related to the settlement of the agreement with Fumedica under which we were contingently obligated to make royalty payments with respect to a successful launch of BG-12 for psoriasis in Germany. Under the terms of the settlement agreement, we will not be required to make any royalty payments to Fumedica if BG-12 is successfully launched for psoriasis in Germany. The $28.1 million amount has been expensed as it relates to a product that has not reached technological feasibility.

Other Income (Expense), Net

Other income (expense), net, is as follows (in thousands):

	December 31,
	2006	2005	2004

Interest income	$101,219	$62,751	$57,225
Interest expense	(871)	(9,647)	(18,898)
Other income (expense), net	(48,205)	(32,949)	(17,650)

Total other income (expense), net	$52,143	$20,155	$20,677

Interest Income

For 2006 compared to 2005, interest income increased $38.5 million, or 61.3%, due, principally to higher levels of cash and marketable securities. For 2005 compared to 2004, interest income increased $5.5 million, or 9.7% due, principally, to higher yields.

Interest Expense

For 2006 compared to 2005, interest expense decreased $8.8 million, or 91.0%, due to the repurchase of our senior notes due in 2032 in the second quarter of 2005. For 2005 compared to 2004, interest expense decreased $9.3 million, or 49.0%, due to the repurchase of our senior notes in the second quarter of 2005 and lower amortization of the issuance costs related to the senior notes.

Other Income (Expense), net

Other income (expense), net, included the following (in thousands):

	December 31,
	2006	2005	2004

Impairments of investments	$(34,424)	$(15,432)	$(18,482)
Foreign exchange gains (losses), net	4,870	(8,695)	5,353
Loss on sales of investments, net	(2,782)	(8,403)	(4,090)
Minority interest	(6,770)	—	—
Settlement of litigation and claims	(4,601)	(2,113)	—
Other, net	(4,498)	1,694	(431)

Total other income (expense), net	$(48,205)	$(32,949)	$(17,650)

The impairment of investment is due, principally, to the other than temporary impairments in our strategic investments portfolio. We may incur additional charges on these investments in the future.

Amortization of Intangible Assets

For 2006, 2005 and 2004, amortization expense was $267.0 million, $302.3 million and $347.7 million, respectively.

For 2006 compared to 2005, amortization expense decreased $35.3 million, or 11.7%, due, principally, to the impact of a change in amortization for core technology in accordance with our policy from economic consumption in 2005 to the straight-line method in the third quarter of 2006. This change accounted for a decrease of approximately $18 million. Additionally, approximately $5 million of the decrease relates to the impact of lower amortization as a result of the revised economic consumption forecast for 2006 versus 2005 that impacted the first six months of 2006. Additionally, in 2005, a charge of $7.9 million had been recorded to write-down certain core technology intangible assets to net realizable value.

As of September 30, 2006, in connection with the establishment of our annual Long Range Plan, we reforecasted the economic consumption of AVONEX, based on our revised forecasts of future sales. Additionally, based on our policy, we began to calculate amortization under the straight-line method as it resulted in a greater amount than the amount computed under the economic use method. The straight-line calculation will be applied until our remeasurement in conjunction with the 2008 Long Range Plan in the third quarter of 2007.

For 2005 compared to 2004, amortization expense decreased $45.4 million, or 13.1%, due, principally, to a change in estimate in the calculation of economic consumption for core technology, offset by a $8.0 million charge to write-down certain core technology intangible assets to net realizable value in 2005.

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

Income Tax Provision

Tax Rate

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the periods ending December 31 is as follows:

	2006	2005	2004

Statutory rate	35.0%	35.0%	35.0%
State taxes	3.0	1.9	2.8
Foreign taxes	(16.3)	(18.8)	(49.3)
Credits and net operating loss utilization	(0.6)	0.2	(9.0)
Other	0.6	1.2	2.1
Fair value adjustment	6.2	13.8	74.8
IPR&D	27.9	—	—
Non-deductible items	0.8	(0.3)	4.5
Tax on repatriation	—	4.3	—

Effective tax rate	56.6%	37.3%	60.9%

Our effective tax rate varied from the U.S. federal statutory rate due, principally, to the impact of foreign taxes, fair value adjustments, and IPR&D. The fair value adjustments relate to the impact of the tax treatment of the amortization of acquired intangible assets in foreign jurisdictions. Foreign taxes adjustments relate, principally, to the impact of significantly lower tax rates in foreign jurisdictions. The impact of IPR&D relate to the write-off of IPR&D in connection with the acquisitions of Conforma and Fumapharm, which was non-deductible for income tax purposes.

We have tax credit carryforwards for federal and state income tax purposes available to offset future taxable income. The utilization of our tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, we anticipate that this annual limitation will result only in a slight deferral in the utilization of our net tax credits. Based upon the level of historical taxable income and income tax liabilities and projections for future taxable income over the periods that our deferred tax assets are either tax deductible or to which our tax credits may be carried, we believe it is more likely than not that we will realize the entire benefits of our deferred tax assets. In the event that actual results differ from our estimates of future taxable income or we adjust our estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations in that period.

On October 22, 2004, the American Jobs Creation Act of 2004, or the Act, was signed into law. The Act created a temporary incentive, which expired on December 31, 2005, for U.S. multinationals to repatriate accumulated income earned outside the U.S. at an effective tax rate that could be as low as 5.25%. On December 21, 2004, the Financial Accounting Standards Board, or FASB issued FASB staff position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, or FSP 109-2. FSP 109-2 allowed companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for SFAS 109’s exception to recognizing deferred tax liabilities. We completed our evaluation during the fourth quarter of 2005 and decided to take advantage of this temporary tax incentive. A total distribution of $196.0 million was made by one of our foreign subsidiaries to one of our U.S. subsidiaries in December 2005. We incurred a charge to our consolidated results of operations of $11.0 million in the fourth quarter of 2005 for the tax cost related to the distribution. The Act also provides a deduction for domestic manufacturing, which reduced our effective tax rate by approximately 1.3% for 2005. We estimate that the deduction will reduce our effective tax rate by a higher amount in future years, as the deduction is phased-in.

During the fourth quarter of 2005, the Internal Revenue Service, or IRS, completed its examination of legacy Biogen, Inc.’s, now Biogen Idec MA, Inc.’s, consolidated federal income tax returns for the fiscal years 2001 and 2002 and issued an assessment. We subsequently paid the majority of the amounts assessed and are appealing one issue. As a result of this and other income tax audit activity, Biogen Idec MA, Inc. reassessed its liability for income tax contingencies to reflect the IRS findings and recorded a $13.8 million reduction in these liabilities during the fourth quarter of 2005. The corresponding effects of the adjustments to the liability for income tax contingencies through 2004 resulted in a reduction in goodwill of $20.7 million for amounts related to periods prior to the Merger and an increase in income tax expense associated with continuing operations of $6.9 million in 2005.

Contingency

On September 12, 2006, we received a Notice of Assessment from the Massachusetts Department of Revenue for $38.9 million, including penalties and interest, with respect to the 2001, 2002 and 2003 tax years. We believe that we have meritorious defenses to the proposed adjustment and will vigorously oppose the assessment. We believe that the assessment does not impact the level of our liabilities for income taxes. However, there is a possibility that we may not prevail in all of our assertions. If this is resolved unfavorably in the future based on facts and conditions currently not available to us, this could have a material impact on our future effective tax rate and our results of operations in the period, or periods, in which an event would occur.

FIN 48 Assessment

We are currently evaluating the impact of FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on our financial statements.

Financial Condition

We have financed our operating and investing activities principally through cash flows from our operations. We expect to finance our current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. Our working capital and capital requirements will depend upon numerous factors, including:

•	the continued commercial success of AVONEX and RITUXAN;

•	the commercial success of TYSABRI;

•	the timing and expense of obtaining regulatory approvals for products in development;

•	the cost of launching new products, and the success of those products;

•	funding and timing of payments related to several significant capital projects;

•	the progress of our preclinical and clinical testing;

•	fluctuating or increasing manufacturing requirements and research and development programs;

•	levels of resources that we need to devote to the development of manufacturing, sales and marketing capabilities, including resources devoted to the marketing of AVONEX, RITUXAN, FUMADERM, TYSABRI and future products;

•	technological advances;

•	status of products being developed by competitors;

•	our ability to establish collaborative arrangements with other organizations;

•	working capital required to satisfy the options of holders of our senior notes and subordinated notes who may require us to repurchase their notes on specified terms or upon the occurrence of specified events.

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

Cash, cash equivalents and marketable securities available-for-sale were as follows (in thousands):

	December 31,
	2006	2005

Cash and cash equivalents	$661,377	$568,168
Marketable securities available for sale	1,653,552	1,486,963

	$2,314,929	$2,055,131

Operating activities

In 2006, 2005, and 2004, net cash provided by operations was $841.3 million, $889.5 million, $728.0 million, respectively.

For 2006 compared to 2005, net cash provided by operations decreased $48.2 million or 5.4%. The decrease in cash provided by operations is primarily attributable to increases in asset accounts and reduction in liabilities, offset by higher earnings. Specifically, cash used to finance movements in working capital accounts gave rise to a use of funds in the current year of $96.5 million as compared to a source of funds of $139.8 million in the prior year. The current year includes higher non-cash expenses in 2006 as compared to 2005. The principal components of the increase in non-cash charges were acquired in-process research and development of $330.5 million related to the 2006 acquisitions of Fumapharm and Conforma, offset by a decrease in impairments expense of $134.6 million for 2006 as compared to 2005.

For 2005 compared to 2004, net cash provided by operations increased $161.5 million or 22.2%. The increase is primarily attributable to increases in non-cash impairment expense of $115.5 million offset by increases in asset accounts and reduction in liabilities. Specifically, cash used to finance movements in working capital asset and liability accounts gave rise to a source of funds in 2005 of $139.8 million as compared to a source of funds in 2004 of $258.7 million.

Investing activities

In 2006, 2005, and 2004 investing activities were a net source (use) of cash of ($599.8) million, $417.7 million and ($382.4) million, respectively.

In 2006, our major uses of cash for investing activities were for the acquisitions of Fumapharm and Conforma of approximately $363.3 million, net purchases of marketable securities of $162.8 million, and net property, plant and equipment additions of $124.1 million offset by proceeds from the disposition of AMEVIVE of $59.8 million. In 2005, our major sources of cash consisted of $408.1 million of proceeds from the sale of our Oceanside, California manufacturing facility. Additionally, approximately $447.9 million of net cash was provided from proceeds from sales of marketable securities. We sold marketable securities in the second quarter of 2005 to fund the repurchase of our senior notes, discussed below. Cash used for investing activities consisted of $318.4 million to fund construction projects and purchase property and equipment, including our research and development and administration campus in San Diego and manufacturing facility in Oceanside, and $119.9 million for investments in marketable securities of PDL, Sunesis Pharmaceuticals, Inc., or Sunesis, and other strategic investments. In 2004, the major use of cash was acquisitions of property plant and equipment of $361.0 million.

Financing activities

In 2006, 2005, and 2004, net cash used in financing activities was $148.4 million, $948.5, and $451.0 million, respectively.

In 2006, the primary use of cash was $320.3 million for repurchase of common stock under our stock repurchase program, offset by $147.0 million in proceeds from the issuance of treasury stock in connection with stock based compensation arrangements. The primary uses of cash in 2005 were for the repurchase of senior notes of $746.4 million and $322.6 million for repurchase of common stock under our stock repurchase program, offset by $119.6 million for issuance of treasury stock in connection with stock based compensation arrangements.

In 2004, the major use of cash was for the purchase of treasury stock of $734.4 million offset by cash inflows from the issuance of both common and treasury stock for stock based compensation arrangements of $273.5 million.

In April and May 2002, we raised approximately $696 million through the issuance of our senior notes, net of underwriting commissions and expenses of $18.4 million. The senior notes are zero coupon and were priced with a yield to maturity of 1.75% annually. On April 29, 2005, holders of 99.2% of the outstanding senior notes exercised their right under the indenture governing the senior notes to require us to repurchase their senior notes. On May 2, 2005, we paid $746.4 million in cash to repurchase those senior notes with an aggregate principal amount at maturity of approximately $1.2 billion. The purchase price for the senior notes was $624.73 in cash per $1,000 principal amount at maturity, and was based on the requirements of the indenture and the senior notes. Additionally, we made a cash payment in 2005 of approximately $62 million for the payment of tax related to additional deductible interest expense for which deferred tax liabilities had been previously established. As of December 31, 2006, our remaining indebtedness under the senior notes was approximately $10.2 million at maturity.

In February 1999, we raised approximately $113 million through the issuance of our subordinated notes, net of underwriting commissions and expenses of $3.9 million. The subordinated notes are zero coupon and were priced with a yield to maturity of 5.5% annually. Upon maturity, the subordinated notes would have had an aggregate principal face value of $345.0 million. As of December 31, 2006, our remaining indebtedness under the subordinated notes was approximately $75.4 million at maturity, due to conversion of subordinated notes into common stock.

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

Biogen-Dompe

In October 2006, Biogen-Dompe SRL, or the joint venture, a consolidated joint venture in which we are a 50% partner, obtained a 24 million Euros line of credit from us and Dompé Farmaceutici SpA, or Dompé, at a rate of 3 month LIBOR plus 25 basis points. The interest rate is reset quarterly and payable quarterly in arrears. As of December 31, 2006, the balance of the joint venture loan was 18 million Euros ($23.8 million), half of which has been eliminated as it is an intercompany loan for purposes of presenting our consolidated financial position. Borrowings are to be made equally between the partners, and any repayments are to be paid in a similar manner. The loan replaced a previous advance that had been made by Dompe. Any borrowings on the line of credit are due June 1, 2009.

Notes Payable to Fumedica

In December 2006, in connection with the settlement of various agreements associated with Fumedica, we entered into two notes payable, the aggregate amount of which, at present value, was 47.7 million Swiss Francs ($39.2 million). The notes are non-interest bearing, are being accreted at a rate of 5.75% and are payable in a series of payments over the period from 2008 to 2018. (See Note 2, Acquisitions and Other Agreements, of the consolidated financial statements).

Commitments

In August 2004, we restarted construction of our large-scale biologic manufacturing facility in Hillerod, Denmark. In March 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk-manufacturing component of our large-scale biologic manufacturing facility in Hillerod, Denmark. Additionally, we added a labeling and packaging component to the project. We also determined that we would no longer proceed with the fill-finish component of that facility. The original cost of the revised project was expected to be $372.0 million. As of December 31, 2006, we had committed approximately $304.4 million to the project, of which $275.3 million had been paid. The administrative building is already in use. The lab facility and the label and packaging facility were substantially completed in 2006 and will be licensed for operation in 2007. The second phase of the project, a large-scale manufacturing facility, is expected to be completed in 2008. In October 2006, our Board of Directors approved the second phase of the project, which is expected to cost an additional $225.0 million.

In October 2004, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. This repurchase program expired October 4, 2006. During 2006, we repurchased 7.5 million shares at a cost of $320.3 million. During 2005, we repurchased 7.5 million shares at a cost of $324.3 million.

In October 2006, our Board of Directors authorized the repurchase of up to an additional 20.0 million shares of our common stock. The repurchased stock will provide us with treasury shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program does not have an expiration date. No shares have been repurchased under the program as of December 31, 2006.

Contractual Obligations and Off-Balance Sheet Arrangements

The following summarizes our contractual obligations (excluding contingent milestone payments totaling $1.5 billion under our collaboration and license agreements, and construction commitments disclosed separately under “Financial Condition”) at December 31, 2006, and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due by Period
	Total	Less than	1-3	4-5	After
	Years	1 Year	Years	Years	5 Years

Non-cancelable operating leases	$101,900	$24,252	$32,152	$22,340	$23,156
Notes payable	96,694	—	29,478	10,128	57,088
Other long-term obligations	39,001	17,782	13,669	7,550	—

Total contractual cash obligations	$237,595	$42,034	$75,299	$40,018	$80,244

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

See Note 15, Research Collaborations and Strategic Investments, to the consolidated financial statements.

Legal Matters

See Note 18, Litigation, to the consolidated financial statements for a discussion of legal matters as of December 31, 2006.

Subsequent Events

See Note 26, Subsequent Events, to the consolidated financial statements.

Critical Accounting Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to:

•	product revenue and related allowances;

•	royalty revenues;

•	marketable securities and other investments;

•	inventory;

•	income taxes;

•	research and development;

•	in-process research and development;

•	derivative and hedging activities;

•	long-lived assets;

•	goodwill;

•	contingencies and litigation; and

•	share-based payments.

We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about revenue and expense recognition and carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements:

Revenue Recognition and Accounts Receivable

Product Revenues

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectibility is reasonably assured; and title and the risk and rewards of ownership have transferred to the buyer.

Except for revenues from sales of TYSABRI in the U.S., revenues from product sales are recognized when title and risk of loss have passed to the customer, which is typically upon delivery. Sales of TYSABRI in the U.S. are recognized on the “sell-through” model, that is, upon shipment of the product by Elan to its third party distributors.

Revenues are recorded net of applicable reserves for trade term discounts, wholesaler incentives, Medicaid rebates, Veteran’s Administration, or VA rebates, managed care, patient assistance, product returns and other applicable allowances and the estimates we make with respect to these allowances represent the most significant judgments that we make with regard to revenue recognition.

Provisions for discounts and allowances reduced gross product revenues were as follows (in million):

	2006	2005	2004

Discounts	$102.9	$106.5	$78.0
Contractual adjustments	93.3	93.8	75.3
Returns	38.7	26.0	18.7

Total allowances	$234.9	$226.3	$172.0

Gross product revenues	$2,016.2	$1,843.3	$1,658.3

Percent of gross product revenues	11.7%	12.3%	10.4%

An analysis of the amount of, and change in, reserves is as follows (in millions):

		Contractual
	Discounts	Adjustments	Returns	Total

2006
Beginning Balance	$11.6	$35.7	$2.3	$49.6
Current provisions relating to sales in current year	102.9	96.4	31.6	230.9
Adjustments relating to prior years	—	(3.1)	7.1	4.0
Payments/returns relating to sales in current year	(90.2)	(63.1)	(16.1)	(169.4)
Payments/returns relating to sales in prior years	(11.6)	(35.4)	(12.5)	(59.5)
Other adjustments	—	—	5.4	5.4

Ending Balance	$12.7	$30.5	$17.8	$61.0

2005
Beginning Balance	$7.8	$18.4	$5.2	$31.4
Current provisions relating to sales in current year	106.5	92.8	18.5	217.8
Adjustments relating to prior years	—	1.0	7.5	8.5
Payments/returns relating to sales in current year	(94.9)	(57.5)	(16.2)	(168.6)
Payments/returns relating to sales in prior years	(7.8)	(19.0)	(12.7)	(39.5)

Ending Balance	$11.6	$35.7	$2.3	$49.6

2004
Beginning Balance	$3.9	$17.2	$2.9	$24.0
Current provisions relating to sales in current year	78.0	76.0	14.8	168.8
Adjustments relating to prior years	—	(0.7)	3.9	3.2
Payments/returns relating to sales in current year	(70.2)	(56.8)	(9.6)	(136.6)
Payments/returns relating to sales in prior years	(3.9)	(17.3)	(6.8)	(28.0)

Ending Balance	$7.8	$18.4	$5.2	$31.4

Our product revenue reserves are based on estimates of the amounts earned or to be claimed on the related sales. These estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends and forecasted customer buying patterns. If actual results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment.

Product revenue reserves are categorized as follows: discounts, contractual adjustments and returns.

Discounts

Discount reserves include trade term discounts, wholesaler incentives and patient assistance.

Trade term discounts and wholesaler incentive reserves primarily relate to estimated obligations for credits to be granted to wholesalers for remitting payment on their purchases within established incentive periods and credits to be granted to wholesalers for compliance with various contractually-defined inventory management practices, respectively. We determine these reserves based on our experience, including the timing of customer payments.

Patient assistance reserves are established to cover no-charge product that we distribute to qualifying patients under our indigent program, Patient Access. The program is administered through one of our distribution partners, who ship product for qualifying patients from their own inventory that was purchased from us. The distributor receives a credit at the end of each period for product that was administered during the period, and an accrual is established through a reduction of product revenues for sales made to the distributor which may be used to administer our patient assistance program. We determine this reserve based on our experience with the amount of activity under the program.

Contractual Adjustments

Contractual adjustment reserves relate to Medicaid rebates, VA rebates and managed care.

Medicaid rebates reserves relate to our estimated obligations to states under established reimbursement arrangements. Rebate accruals are recorded in the same period the related revenue is recognized resulting in a reduction to product sales revenue and the establishment of a liability. Rebate amounts are generally determined at the time of resale to the state, and we generally make cash payments for such amounts within a few weeks of receiving notification from the state.

VA rebates or chargeback reserves represent our estimated obligations resulting from contractual commitments to sell products to qualified health care providers at prices lower than the list prices we charge the wholesalers who provide them those products. The wholesaler charges us for the difference between what the wholesaler pays us for the products and the selling price to the qualified healthcare providers. Rebate accruals are established in the same period as the related revenue is recognized resulting in a reduction in product revenue. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider, and we generally issue credits for such amounts within a few weeks of receiving notification from the wholesaler.

Managed care reserves represent our estimated obligations to third parties, primarily pharmacy benefit managers. Rebate accruals are recorded in the same period the related revenue is recognized resulting in a reduction to product revenue and the establishment of a liability which is included in other accrued liabilities. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth. As a result, the calculation of the accrual for these rebates requires an estimate of the customer’s buying patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period.

In 2006, our estimates required an adjustment of $3.1 million relating to prior years.

Returns

Product return revenues are established for returns made by wholesalers and patients. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. We also accept returns from our patients for various reasons.

Revenues for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. The patient return program is administered by the same distribution partner as the patient assistance program. Revenue related to product sold to this distribution partner that is used to satisfy patient returns is fully reserved. The majority of wholesaler returns are due to product expiration. Expired product return reserves are estimated through a comparison of historical return data to their related sales on production lot basis. Historical rates of return are determined for each product and are adjusted for known or expected changes in the marketplace specific to each product. As noted below, we have recorded adjustments to the amount of reserves for product returns.

During the second quarter of 2006, we recorded an increase in our allowance for expired products of $12.3 million to correct for prior period errors. This increase in the allowance was recorded through an out of period reduction in net product revenue of $6.9 million and an increase in goodwill of $5.4 million. We identified and quantified the errors through an analysis of the historical rate for returns based on volumes of returns and the amount of credit granted to the returning distributors in past periods. At the time of Merger with Biogen, Inc. in 2003, Biogen, Inc. had understated its allowance for expired product by an estimated $5.4 million due to an incorrect methodology applied in calculating its reserve balance. Had we identified this error at the time of the Merger, the recorded goodwill would have been approximately $5.4 million higher than has been previously reflected. Biogen, Inc.’s methodology was in error because it did not utilize known information in determining critical assumptions used in the basis of calculation. Our application of this incorrect methodology in the post-Merger period resulted in understating this reserve by an additional $6.9 million. In all cases, the correctly calculated rate of return is less than one percent of related gross product revenues. We have determined that the out of period correction of this error in 2006 is not material to our reported results. Additionally, we have determined that the error at the merger date is not material to any prior period balance sheet amounts and the error in the post-merger period is not material to any prior period reported results.

Other

We closely monitor levels of inventory in our distribution channel. At December 31, 2006, we had approximately 2 weeks of inventory in our distribution channel. The shelf life associated with our products is, generally between 15 and 48 months, depending on the product. Obsolescence due to dating expiration has not been a historical concern, given the rapidity in which our products move through the channel. Changes due to our competitors’ price movements have not adversely affected us. We do not provide incentives to our distributors to assume additional inventory levels beyond what is customary in their ordinary course of business.

Royalties

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

Marketable Securities and Investments

We invest in various types of securities, including:

•	short-term and long-term marketable securities, principally corporate notes and government securities, in which our excess cash balances are invested;

•	equity securities in certain publicly-traded biotechnology companies with which we have collaborative agreements; and

•	equity securities of certain companies whose securities are not publicly traded and where fair value is not readily available.

These investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, or SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, or APB 18, The Equity Method of Accounting for Investments in Common, as appropriate.

In accounting for investments we evaluate if a decline in the fair value of a marketable security below our cost basis is other-than-temporary, and if so, we record an impairment charge in our consolidated statement of income. The factors that we consider in our assessments include the fair market value of the security, the duration of the security’s decline, prospects for the investee, including favorable clinical trial results, new product initiatives and new collaborative agreements and our intent and ability to hold to recovery. The determination of whether a loss is other than temporary is highly judgmental and can have a material impact on our results.

During 2006, 2005 and 2004, we recorded charges related to impairments that were determined to be other than temporary, of $34.4 million, $15.4 million, and $18.5 million, respectively, related to equity securities.

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

There is a risk inherent in these judgments and any changes we make in these judgment may have a material impact on our results in future periods.

We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by us, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs may be required. This periodic review led to the write-downs of TYSABRI inventory as of December 31, 2004 and the expensing of TYSABRI during 2005, as described above, and may lead us to expense TYSABRI in subsequent periods. Additionally, our products are subject to strict quality control and monitoring throughout the manufacturing process. Periodically, certain batches or units of product may no longer meet quality specifications or may expire. As a result, included in product cost of revenues were write-downs of commercial inventory that did not meet quality specifications or became obsolete due to dating expiration, in all cases this product inventory was written-down to its net realizable value.

During 2006, 2005 and 2004, we incurred charges to write down inventory of $13.0 million, $75.6 million, and $46.7 million, respectively. Additionally, in 2005, in connection with the divestiture of AMEVIVE, we recorded a charge of $31.8 million to write-down AMEVIVE inventory to its net realizable value.

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

FIN 48 Assessment

We are currently evaluating the impact of FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on our financial statements.

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

Valuation of Acquired Intangible Assets and In-process Research and Development Expenses

We have acquired, and expect to continue to acquire, intangible assets primarily via the acquisition of biotechnology companies. These intangible assets primarily consist of technology associated with human therapeutic products and in-process product candidates, as well as goodwill arising in business combinations. When significant identifiable intangible assets are acquired, an independent third-party valuation firm is engaged to assist in determining the fair values of these assets as of the acquisition date. Discounted cash flow models are typically used in these valuations, and these models require the use of significant estimates and assumptions including but not limited to:

•	estimating the timing and expected costs to complete the in-process projects;

•	projecting regulatory approvals;

•	estimating future cash flows from product sales resulting from completed products and in-process projects; and

•	developing appropriate discount rates and probability rates by project.

We believe the fair values assigned to the intangible assets acquired are based upon reasonable estimates and assumptions given available facts and circumstances as of the acquisition dates.

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

We use foreign currency forward contracts to manage foreign currency risk, but do not engage in currency speculation. We use these forward contracts to hedge certain forecasted transactions denominated in foreign currencies. SFAS 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, requires that all derivatives be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We assess, both at their inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We also assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings to the extent significant. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in current earnings. Under this policy, and in accordance with SFAS 133, earnings may vary if the forecasted transaction does not occur, or if there is material hedge ineffectiveness or if the hedge ceases to be highly effective.

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

During 2005, we incurred charges to write down fixed assets of $118.1 million. No charges were recognized in 2006 and 2004.

During 2005 and 2004, we incurred charges to write down intangibles of $13.6 million and $27.8 million, respectively. No impairment charges were incurred in 2006.

Goodwill

We regularly assess our goodwill balance to determine whether any impairment in this asset may exist and, if so, the extent of such impairment. To do this, in the case of goodwill we estimate the fair value of each of our reporting units and compare it to the book value of their net assets. Calculating fair value as well as future cash flows requires that we make a number of critical legal, economic, market and business assumptions that reflect our best estimates as of the testing date. We believe the methods we use to determine these underlying assumptions and estimates are reasonable and reflective of common practice. Notwithstanding this, our assumptions and estimates may differ significantly from actual results, or circumstances could change that would cause us to conclude that an impairment now exists or that we previously understated the extent of impairment.

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

Share-based Payments

We make certain assumptions in order to value and expense our various share-based payment awards. In connection with valuing stock options and our employee stock purchase plan, we use the Black-Scholes model, which requires us to estimate certain subjective assumptions. The key assumptions we make are: the expected volatility of our stock; the expected term of the award; and the expected forfeiture rate. In connection with our restricted stock programs we make assumptions principally related to the forfeiture rate.

We review our valuation assumptions periodically and, as a result, we may change our valuation assumptions used to value stock based awards granted in future periods. Such changes may lead to a significant change in the expense we recognize in connection with share-based payments.

New Accounting Standards

Please refer to Note 25, New Accounting Pronouncements, of the accompanying consolidated financial statements for a discussion of new accounting standards.

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2006. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

We evaluate the effectiveness of our internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. We have not made any changes in our internal control over financial reporting during 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on those criteria. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-61 of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have operations in Europe, Japan, Australia and Canada in connection with the sale of AVONEX and TYSABRI. We also receive royalty revenues based on worldwide product sales by our licensees and through Genentech on sales of RITUXAN outside of the U.S. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign currency exchange rates (primarily Euro, Swedish krona, British pound, Japanese yen, Canadian dollar and Swiss franc).

We use foreign currency forward contracts to manage foreign currency risk but do not engage in currency speculation. We use these forward contracts to hedge certain forecasted transactions denominated in foreign currencies. A hypothetical adverse 10% movement in foreign exchange rates compared to the U.S. dollar across all maturities (for example, a strengthening of the Euro) would result in a hypothetical loss in fair value of approximately $26.9 million. Our use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions.

In addition, the fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a hypothetical loss in fair value of approximately $19.9 million to our interest rate sensitive instruments.

We are exposed to equity price risks on the marketable portion of equity securities included in our portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. We regularly review the market prices of these investments for impairment purposes. A hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $11.7 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-60 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

The information required by this Item is contained in the section of Item 7 entitled “Disclosure Controls and Procedures and Internal Control over Financial Reporting” beginning on page 73 of this Annual Report on Form 10-K.

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

The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections labeled “Proposal 1 — Election of Directors — Information about our Board of Directors and its Committees” and “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” contained in the Proxy Statement for our 2007 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto in the section labeled “Executive Compensation and Related Information” contained in the Proxy Statement for our 2007 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto in the sections labeled “Stock Ownership” and “Disclosure with Respect to our Equity Compensation Plans” contained in the Proxy Statement for our 2007 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The response to this item is incorporated by reference from the discussion responsive thereto in the sections labeled “Proposal 1 — Election of Directors — Information about our Board of Directors and its Committees,” “Executive Compensation and Related Information — Employment Agreements and Change of Control Arrangements,” and “Certain Relationships and Related Party Transactions” contained in the Proxy Statement for our 2007 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto in the section labeled “Proposal 2 — Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the Proxy Statement for our 2007 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. (1) Consolidated Financial Statements:

The Financial Statements required to be filed by Item 8 of this Annual Report on Form 10-K, and filed in this Item 15, are as follows:

Page Number
in This
Financial Statements	Form 10-K

Consolidated Statements of Income	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Cash Flows	F-4
Consolidated Statements of Shareholders’ Equity	F-5
Notes to Consolidated Financial Statements	F-7
Reports of Independent Registered Public Accounting Firm	F-61

(2) Financial Statement Schedules

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

(3) Exhibits:

The following exhibits are referenced or included in this Form 10-K.

Exhibit Number		Description

2	.1(12)	Agreement and Plan of Merger, dated as of June 20, 2003, by and among us, Bridges Merger Corporation and Biogen, Inc.
3	.1(24)	Amended and Restated Certificate of Incorporation
3	.2(24)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of May 21, 2001
3	.3(24)	Certificate Increasing the Number of Authorized Shares of Series X Junior Participating Preferred Stock, dated as of July 26, 2001
3	.4(24)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of November 12, 2003
3	.5(28)	Amended and Restated Bylaws
4.1		Reference is made to Exhibit 3.1 for a description of the rights, preferences and privileges of our Series A Preferred Stock and Series X Junior Participating Preferred Stock
4	.2(24)	Specimen Common Stock Certificate
4	.3(6)	Indenture dated as of February 16, 1999 between us and Chase Manhattan Bank and Trust Company, National Association, as Trustee
4	.4(4)	Form of Registered Liquid Yield Optiontm Note due 2019
4	.5(9)	Amended and Restated Rights Agreement dated as of July 26, 2001 between us and Mellon Investor Services LLC
4	.6(12)	Amendment No. 1 to Amended and Restated Rights Agreement dated as of June 23, 2003 between us and Mellon Investor Services LLC
10	.1(13)*	IDEC Pharmaceuticals Corporation 1988 Stock Option Plan, as amended and restated through February 19,2003

Exhibit Number		Description

10	.2(5)	Letter Agreement between the Registrant and Genentech, Inc., dated May 21, 1996
10	.3(2)†	License Agreement between us and Coulter Immunology (now Corixa Corporation), dated May 16, 1991
10	.5(13)	1993 Non-Employee Directors Stock Option Plan, as amended and restated through February 19, 2003
10	.6(3)†	Expression Technology Agreement between us and Genentech. Inc., dated March 16, 1995
10	.8(1)*	Form of Indemnification Agreement for certain directors and executive officers
10	.9(6)	Indenture dated as of February 16, 1999 between us and Chase Manhattan Bank and Trust Company, National Association, as Trustee
10	.10(11)	Indenture dated as of April 29, 2002 between us and JP Morgan Trust Company, N.A., as Trustee
10	.11(7)†	Collaboration & License Agreement between us and Schering Aktiengesellschaft, dated June 9, 1999
10	.12(8)†	Isotope Agreement between us and MDS Nordion Inc. as amended by a first amendment on January 21, 2000 and a second amendment on March 16, 2001
10	.13(24)*	Voluntary Executive Supplemental Savings Plan (as amended and restated; effective January 1, 2004)
10	.14(10)†	Third Amendment to Agreement between MDS Canada Inc., MDS Nordion division, successor to MDS Nordion Inc. and us dated November 12, 2001
10	.15(14)†	Commercial Supply Agreement between us and Baxter Pharmaceutical Solutions LLC dated June 1, 2002
10	.16(15)*	2003 Omnibus Equity Plan
10	.17(15)*	2003 Performance Based Management Incentive Plan
10	.18(21)*	Form of Indemnification Agreement between Biogen, Inc. and certain directors and executive officers
10	.19(18)	Cambridge Center Lease dated October 4, 1982 between Mortimer Zuckerman, Edward H. Linde and David Barrett, as Trustees of Fourteen Cambridge Center Trust, and B. Leasing, Inc.
10	.20 (19)	First Amendment to Lease dated January 19, 1989, amending Cambridge Center Lease dated October 4, 1982
10	.21(19)	Second Amendment to Lease dated March 8, 1990, amending Cambridge Center Lease dated October 4, 1982
10	.22(19)	Third Amendment to Lease dated September 25, 1991, amending Cambridge Center Lease dated October 4, 1982
10	.23(20)	Fourth Amendment to Lease dated October 6, 1993, amending Cambridge Center Lease dated October 4, 1982
10	.24(20)	Fifth Amendment to Lease dated October 9, 1997, amending Cambridge Center Lease dated October 4, 1982
10	.25(33)	Lease dated April 1, 1990 between Biogen, Inc. and Steven D. Rosenberg as Trustee of the Fifth Realty Trust of 300 Bent Street
10	.26(22)*	Biogen, Inc. 1985 Non-Qualified Stock Option Plan (as amended and restated through February 7, 2003)
10	.27(22)*	Biogen, Inc. 1987 Scientific Board Stock Option Plan (as amended and restated through February 7, 2003)
10	.28(24)*	Voluntary Board of Directors Savings Plan (as amended and restated; effective January 1, 2004)
10	.29(24)*	Executive Severance Policy — Senior/Executive Vice Presidents
10	.30(22)†	ANTEGREN (now TYSABRI) Development and Marketing Collaboration Agreement between us and Elan Pharma International Limited, dated August 15, 2000
10	.31(16)*	Employment Agreement between us and James C Mullen, dated June 20, 2003

Exhibit Number		Description

10	.32(16)*	Employment Agreement between us and William H. Rastetter, dated June 20, 2003
10	.33(17)†	Amended and Restated Collaboration Agreement between us and Genentech, Inc., dated June 19, 2003
10	.34(24)	Fourth Amendment to Agreement between us, MDS (Canada) Inc., MDS Nordion division, successor to MDS Nordion Inc., dated June 10, 2003
10	.35(24)†	Fifth Amendment to Agreement between us, MDS (Canada) Inc., MDS Nordion division, successor to MDS Nordion Inc., dated December 17, 2003
10	.36(24)*	Form of letter agreement regarding employment arrangement between us and our Executive Vice Presidents and Senior Vice Presidents
10	.37(23)*	Letter agreement regarding employment arrangement of Peter N. Kellogg, dated June 21, 2000
10	.38(25)	Lease agreement between Biogen Idec BV, a wholly-owned subsidiary of the registrant, and TUG Vastgoed B.V., dated as of September 24, 2004
10	.39(26)*	Amendment to the IDEC Pharmaceuticals Corporation 1988 Stock Option Plan, as amended and restated through February 19, 2003
10	.40(26)*	Amendment to Biogen Idec Inc. Executive Severance Policy — Senior/Executive Vice Presidents
10	.42*	Board of Directors — Annual Retainer Summary Sheet
10	.43†(29)	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and Genentech, Inc. dated as of June 16, 2005
10	.44*(30)	2005 Omnibus Equity Plan
10	.45*(30)	1995 Employee Stock Purchase Plan
10	.46*(31)	Form of Grant Notice (Restricted Stock Units) — September 2005 RSU Grant
10	.48*(34)	Amendment to the 2003 Omnibus Equity Plan
10	.49*	Amendment No. 1 to 2005 Omnibus Equity Plan
10	.50*(35)	First Amendment to Employment Agreement between the Company and James C. Mullen, dated February 7, 2006
10	.51* (36)	Letter regarding employment arrangement of Faheem Hasnain, dated October 4, 2004
10	.52* (36)	Letter regarding relocation arrangement for Mark C. Wiggins, dated September 2, 2004
10	.53* (36)	Letter regarding employment arrangement of Craig E. Schneier, dated October 8, 2001
10	.54* (36)	Memorandum regarding reimbursement arrangement for Craig E. Schneier, dated August 28, 2002
10	.55* (37)	Letter regarding employment arrangement of Cecil B. Pickett, dated June 21, 2006
10	.56* (38)	2006 Non-Employee Directors Equity Plan
10	.57*	Amendment No. 1 to the 2006 Non-Employee Directors Equity Plan
21.1		Subsidiaries
23.1		Consent of PricewaterhouseCoopers LLP — an Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reference to “our” in these cross-references mean filings made by Biogen Idec and filings made by IDEC Pharmaceuticals Corporation prior to the merger with Biogen, Inc.

*	Management contract or compensatory plan or arrangement.

†	Confidential Treatment has been granted with respect to portions of this agreement.

tm	Trademark of Merrill Lynch & Co., Inc.

(1)	Incorporated by reference from an exhibit filed with our Registration Statement on Form 8-B filed on June 2, 1997.

(2)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1, File No. 33-40756.

(3)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-3/A, File No. 333-85339, filed on November 10, 1999.

(5)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K, filed on June 6, 1996.

(6)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(7)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(8)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(9)	Incorporated by reference from an exhibit filed with our Registration Statement on Form 8-A, File No. 333-37128, dated July 27, 2001.

(10)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(11)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(12)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on June 23, 2003.

(13)	Incorporated by reference from an appendix filed with our Definitive Proxy Statement on Schedule 14A filed on April 11, 2003.

(14)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2002.

(15)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on November 12, 2003.

(16)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-4, File No. 333-107098, filed with the SEC on July 16, 2003.

(17)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on July 31, 2003.

(18)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Registration Statement on Form S-1, File No. 2-81689.

(19)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-12042.

(20)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-12042.

(21)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-12042.

(22)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-12042.

(23)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-12042.

(24)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2003.

(25)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on September 29, 2004.

(26)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(27)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on January 6, 2005.

(28)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on October 3, 2005.

(29)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(30)	Incorporated by reference from an appendix filed with our Definitive Proxy Statement on Schedule 14A filed on April 15, 2005.

(31)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on September 15, 2005.

(32)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on December 22, 2005.

(33)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2004.

(34)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(35)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on February 10, 2006.

(36)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2005.

(37)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(38)	Incorporated by reference from an appendix filed with our Definitive Proxy Statement on Schedule 14A filed on April 15, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN IDEC INC.

By:	/s/ James C. Mullen
James C. Mullen
Chief Executive Officer and President

Date: February 21, 2007

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ James C. Mullen James C. Mullen	Director, Chief Executive Officer and President (principal executive officer)	February 21, 2007

/s/ Peter N. Kellogg Peter N. Kellogg	Executive Vice President, Finance and Chief Financial Officer (principal financial officer)	February 21, 2007

/s/ Michael F. MacLean Michael F. MacLean	Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 21, 2007

/s/ Bruce R. Ross Bruce R. Ross	Director; Chairman of the Board of Directors	February 21, 2007

/s/ Alan Belzer Alan Belzer	Director	February 21, 2007

/s/ Lawrence C. Best Lawrence C. Best	Director	February 21, 2007

/s/ Alan B. Glassberg Alan B. Glassberg, M.D.	Director	February 21, 2007

/s/ Mary L. Good Mary L. Good, Ph.D.	Director	February 21, 2007

/s/ Thomas F. Keller Thomas F. Keller, Ph.D.	Director	February 21, 2007

/s/ Robert W. Pangia Robert W. Pangia	Director	February 21, 2007

Name	Capacity	Date

/s/ Cecil B. Pickett Cecil B. Pickett	Director	February 21, 2007

/s/ Lynn Schenk Lynn Schenk	Director	February 21, 2007

/s/ Phillip A. Sharp Phillip A. Sharp, Ph.D.	Director	February 21, 2007

/s/ William D. Young William D. Young	Director	February 21, 2007

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)

Revenues:
Product	$1,781,313	$1,617,004	$1,486,344
Unconsolidated joint business	810,864	708,881	615,743
Other revenues	90,872	96,615	109,475

Total revenues	2,683,049	2,422,500	2,211,562

Costs and expenses:
Cost of sales, excluding amortization of acquired intangible assets	274,383	373,614	554,319
Research and development	718,390	747,671	685,872
Selling, general and administrative	685,067	644,758	580,278
Collaboration profit (loss) sharing	(9,682)	—	—
Acquired in-process research and development	330,520	—	—
Amortization of acquired intangible assets	266,998	302,305	347,677
Facility impairments and (gain) loss on disposition, net	(16,507)	118,112	—
(Gain) loss on settlement of license agreements, net	(6,140)	—	—

Total costs and expenses	2,243,029	2,186,460	2,168,146

Income from operations	440,020	236,040	43,416
Other income (expense), net	52,143	20,155	20,677

Income before income tax expense and cumulative effect of accounting change	492,163	256,195	64,093
Income tax expense	278,431	95,484	39,007

Income before cumulative effect of accounting change	213,732	160,711	25,086
Cumulative effect of accounting change, net of income tax expense	3,779	—	—

Net income	$217,511	$160,711	$25,086

Basic earnings per share:
Income before cumulative effect of accounting change	$0.63	$0.48	$0.07
Cumulative effect of accounting change, net of income tax	0.01	—	—

Basic earnings per share	$0.64	$0.48	$0.07

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.62	$0.47	$0.07
Cumulative effect of accounting change, net of income tax	0.01	—	—

Diluted earnings per share	$0.63	$0.47	$0.07

Shares used in calculating:
Basic earnings per share	338,585	335,586	334,996

Diluted earnings per share	345,281	346,163	343,475

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$661,377	$568,168
Marketable securities	241,314	282,585
Accounts receivable, net of allowances of $31,735 and $19,714 at December 31, 2006 and 2005, respectively	317,353	280,512
Due from unconsolidated joint business	168,708	141,059
Inventory	169,102	182,815
Other current assets	154,713	177,712

Total current assets	1,712,567	1,632,851

Marketable securities	1,412,238	1,204,378
Property and equipment, net	1,280,385	1,174,396
Intangible assets, net	2,747,241	2,975,601
Goodwill	1,154,757	1,130,430
Investments and other assets	245,620	264,061

Total assets	$8,552,808	$8,381,717

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,457	$99,780
Taxes payable	145,529	200,193
Accrued expenses and other	336,869	297,833

Total current liabilities	582,855	597,806

Notes payable	96,694	43,444
Long-term deferred tax liability	643,645	762,282
Other long-term liabilities	79,836	72,309

Total liabilities	1,403,030	1,475,841

Commitments and contingencies (Notes 14, 15, 17 and 18)

Shareholders’ equity:
Preferred stock, par value $0.001 per share (8,000 shares authorized, of which 1,750 are designated Series A and 1,000 are designated Series X Junior Participating; 8 shares of Series A issued and outstanding with a $551 liquidation value at December 31, 2006 and 2005)	—	—
Common stock, par value $0.0005 per share (1,000,000 shares authorized; 345,637 and 345,712 shares and 338,174 and 339,961 shares issued and outstanding at December 31, 2006 and 2005, respectively)	173	173
Additional paid-in capital	8,308,232	8,206,911
Accumulated other comprehensive income (loss)	21,855	(13,910)
Deferred stock-based compensation	—	(42,894)
Accumulated deficit	(860,827)	(1,021,644)
Treasury stock, at cost; 7,463 and 5,751 shares at December 31, 2006 and 2005, respectively	(319,655)	(222,760)

Total shareholders’ equity	7,149,778	6,905,876

Total liabilities and shareholders’ equity	$8,552,808	$8,381,717

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
		(In thousands)

Cash flows from operating activities:
Net income	$217,511	$160,711	$25,086
Adjustments to reconcile net income to net cash flows from
operating activities
Depreciation and amortization of fixed and intangible assets	375,870	402,208	439,435
Acquisition of in process research and development	330,520	—	—
(Gain) loss on settlement of license agreements, net	(6,140)	—	—
Stock based compensation	126,783	38,145	16,795
Non-cash interest expense and amortization of investment premium	1,521	19,181	55,002
Deferred income taxes	(106,337)	(115,539)	(135,553)
Realized (gain) loss on investments and other, net	(1,169)	5,264	4,090
Write-down of inventory to net realizable value	12,989	84,047	43,358
Facility impairments and (gain) loss on disposition, net	(16,507)	118,112	2,577
Impairment of property, plant and equipment	—	3,874	—
Impairment of investments	34,424	33,724	18,482
Excess tax benefit from stock options	(31,682)	—	—
Changes in, net of assets and liabilities acquired:
Accounts receivable	(37,009)	(8,518)	(76,529)
Due from unconsolidated joint business	(27,649)	(3,608)	(20,109)
Inventory	(36,637)	(15,846)	198,701
Other assets	(20,737)	32,225	(63,894)
Accrued expenses and other current liabilities	13,812	128,676	215,790
Other long-term liabilities	11,705	6,847	4,755

Net cash flows provided by operating activities	841,268	889,503	727,986

Cash flows from investing activities:
Purchases of marketable securities	(1,949,907)	(1,334,284)	(3,187,717)
Proceeds from sales and maturities of marketable securities	1,787,139	1,782,134	3,200,386
Proceeds from sale of AMEVIVE	59,800	—	—
Acquisition of Fumapharm, net of cash acquired	(215,468)	—	—
Acquisition of Conforma, net of cash acquired	(147,783)	—	—
Purchases of property, plant and equipment	(198,312)	(318,376)	(361,013)
Proceeds from sale of property, plant and equipment	74,216	408,130	—
Acquisitions of intangible assets	—	—	(8,750)
Purchase of other investments	(9,458)	(119,863)	(25,334)

Net cash flows provided by (used in) investing activities	(599,773)	417,741	(382,428)

Cash flows from financing activities:
Purchase of treasury stock	(320,268)	(322,590)	(734,427)
Issuance of stock for stock based compensation arrangements	146,959	119,619	273,535
Change in cash overdraft	(11,860)	(9,639)	9,931
Excess tax benefit from stock options	31,682	—	—
Repurchase of senior notes	—	(746,416)	—
Proceeds from joint venture partner	17,694	—	—
Repayments to joint venture partner	(12,617)	10,503	—

Net cash flows used in financing activities	(148,410)	(948,523)	(450,961)

Net increase (decrease) in cash and cash equivalents	93,085	358,721	(105,403)
Effect of exchange rate changes on cash and cash equivalents	124	—	—

Cash and cash equivalents, beginning of the year	568,168	209,447	314,850

Cash and cash equivalents, end of the year	$661,377	$568,168	$209,447

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$—	$38,018	$—
Income taxes	$397,931	$90,068	$1,215
Non-cash financing activity:
Conversion of subordinated notes to common and treasury stock	$—	$143,767	$125,679
Issuance of notes to Fumedica	$39,196	$—	$—

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
						Other
	Convertible				Additional	Comprehensive	Deferred				Total
	Preferred Stock		Common Stock		Paid-In	(Loss)	Stock-Based	Accumulated	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Compensation	Deficit	Shares	Amount	Equity
	(In thousands)

Balance, December 31, 2003	8	$—	332,620	$166	$7,801,170	$1,054	$(2,141)	$(611,921)	(2,210)	$(135,000)	$7,053,328

Comprehensive income:
Net income								25,086			25,086
Unrealized losses on securities available for sale, net of tax of $1,851						(3,256)					(3,256)
Unrealized losses on foreign currency forward contracts, net of tax of $4,817						(8,105)					(8,105)
Translation adjustment						3,540					3,540

Total comprehensive income											17,265

Issuance of common stock under stock option and stock purchase plans			6,604	3	132,974						132,977
Issuance of common stock under restricted stock purchase plan			1,266	1	55,491		(55,491)				1
Issuance of common stock from conversion of subordinated notes payable due 2019			5,078	3	55,351						55,354
Forfeiture of common stock under restricted stock plan			(102)	—	(4,557)		4,557				—
Issuance of common stock from treasury, at cost								(214,259)	6,048	354,817	140,558
Repurchase of common stock for treasury, at cost									(12,604)	(734,427)	(734,427)
Amortization of deferred stock compensation							16,795				16,795
Tax benefit from share-based payments					144,550						144,550

Balance, December 31, 2004	8	$—	345,466	$173	$8,184,979	$(6,767)	$(36,280)	$(801,094)	(8,766)	$(514,610)	$6,826,401

Comprehensive income:
Net income								160,711			160,711
Unrealized losses on securities available for sale, net of tax of $1,506						(2,622)					(2,622)
Unrealized gains on foreign currency forward contracts, net of tax of $6,342						10,798					10,798
Translation adjustment						(15,319)					(15,319)

Total comprehensive income											153,568

Issuance of common stock under restricted stock plan			1	—	23		(23)				—
Issuance of common stock from conversion of subordinated notes payable due 2019			730	—	8,425						8,425
Issuance of treasury stock from conversion of subordinated notes payable due 2019								(235,811)	5,079	294,777	58,966
Issuance of treasury stock under restricted stock plan							(56,254)	6,403	839	49,851	—
Issuance of treasury stock under stock option and stock purchase plans								(151,853)	4,612	271,472	119,619
Forfeiture of common stock under restricted stock plan			(485)	—	(26,140)		26,140				—
Repurchase of common stock for treasury, at cost									(7,515)	(324,250)	(324,250)
Amortization of deferred stock compensation, net of forfeitures							23,523				23,523
Compensation expense related to share-based payments					14,259						14,259
Tax benefit from share-based payments					25,365						25,365

Balance, December 31, 2005	8	$—	345,712	$173	$8,206,911	$(13,910)	$(42,894)	$(1,021,644)	(5,751)	$(222,760)	$6,905,876

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

						Accumulated
						Other
	Convertible				Additional	Comprehensive	Deferred				Total
	Preferred Stock		Common Stock		Paid-In	(Loss)	Stock-Based	Accumulated	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Compensation	Deficit	Shares	Amount	Equity
	(In thousands)

Comprehensive income:
Net income								217,511			217,511
Unrealized gains on securities available for sale, net of tax of $3,062						4,793					4,793
Unrealized gains on foreign currency forward contracts, net of tax of $236						510					510
Translation adjustment						31,205					31,205

Total comprehensive income											254,019

Unrealized losses on pension benefit obligation, net of tax of $437						(743)					(743)
Repurchase of common stock for treasury, at cost									(7,479)	(320,268)	(320,268)
Issuance of treasury stock under stock option and stock purchase plans					(30,360)			(56,694)	5,767	223,373	136,319
Forfeiture of common stock under restricted stock plan			(75)	—
Amortization of deferred stock compensation, net of forfeitures							229				229
Deferred stock compensation adjustment for FAS 123R					(42,665)		42,665				—
Compensation expense related to share-based payments					131,539						131,539
Tax benefit from share-based payments					42,807						42,807

Balance, December 31, 2006	8	$—	345,637	$173	$8,308,232	$21,855	$—	$(860,827)	(7,463)	$(319,655)	$7,149,778

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Overview and Summary of Significant Accounting Policies

Overview

Biogen Idec Inc. was formed in 2003 upon the acquisition of Biogen, Inc. by IDEC Pharmaceuticals Corporation in a merger transaction, or the Merger. Biogen Idec Inc. is an international biotechnology company that creates new standards of care in oncology, neurology, immunology and other specialty areas of unmet medical need. We currently have five products: AVONEX®; RITUXAN®; TYSABRI®; FUMADERM®; and ZEVALIN®.

Principles of Consolidation

The consolidated financial statements include our financial statements and those of our wholly owned subsidiaries, as well as joint ventures in Italy and Switzerland, in which we are the primary beneficiary. We also consolidate a limited partnership investment, in which we are the majority investor. All material intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires our management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, marketable securities, derivatives and hedging activities, inventory, impairments of long-lived assets, including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets and investments, research and development, contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Foreign exchange transaction gains and losses are included in the results of operations in other income (expense), net. We had foreign exchange gains of $4.9 million in 2006, losses of $8.7 million in 2005 and gains of $5.4 million in 2004.

Cash and Cash Equivalents

We consider only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, due from unconsolidated joint business, other current assets, accounts payable, and accrued expenses and other, approximate fair value due to their short-term maturities. Our marketable securities, all of which are available-for-sale, are carried at fair value based on quoted market prices. The fair values of our foreign currency forward contracts are based on quoted market prices or pricing models using current market rates.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are charged to research and development expense when consumed.

The components of inventories as of December 31 are as follows (in thousands):

	2006	2005

Raw materials	$45,691	$44,417
Work in process	105,291	107,987
Finished goods	18,120	30,411

	$169,102	$182,815

Capitalization of Inventory Costs

We capitalize inventory costs associated with our products prior to regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. We consider numerous attributes in evaluating whether the costs to manufacture a particular product should be capitalized as an asset. We assess the regulatory approval process and where the product stands in relation to that approval process including any known constraints and impediments to approval, including safety, efficacy and potential labeling restrictions. We evaluate our anticipated research and development initiatives and constraints relating to the particular product and the indication in which it will be used. We consider our manufacturing environment including our supply chain in determining logistical constraints that could possibly hamper approval or commercialization. We consider the shelf life of the product in relation to the expected timeline for approval and we consider patent related or contract issues that may prevent or cause delay in commercialization. We are sensitive to the significant commitment of capital to scale up production and to launch commercialization strategies. We also base our judgment on the viability of commercialization, trends in the marketplace and market acceptance criteria. Finally, we consider the reimbursement strategies that may prevail with respect to the product and assess the economic benefit that we are likely to realize. We would be required to expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies.

As of December 31, 2006 and 2005, the carrying value of our inventory did not include any costs associated with products that had not yet received regulatory approval.

TYSABRI

We manufactured TYSABRI during the first and second quarters of 2005 and completed our scheduled production of TYSABRI during July 2005. Because of the uncertain future commercial availability of TYSABRI at the time, and our inability to predict to the required degree of certainty that TYSABRI inventory would be realized in commercial sales prior to the expiration of its shelf life, we expensed $23.2 million of costs related to the manufacture of TYSABRI in the first quarter of 2005 to cost of product revenues. At the time of production, the inventory was believed to be commercially saleable. Beginning in the second quarter of 2005, as we worked with clinical investigators to understand the possible risks of progressive multifocal leukoencephalopathy, or PML, we charged the costs related to the manufacture of TYSABRI to research and development expense. As a result, we expensed $21.5 million related to the manufacture of TYSABRI to research and development expense during 2005. At December 31, 2005, there was no carrying value of TYSABRI inventory on our consolidated balance sheet.

In the first quarter of 2006, in light of expectations of the re-introduction of TYSABRI, we began a new manufacturing campaign. The costs associated with this campaign were capitalized in accordance with our policy. On June 5, 2006, the U.S. Food and Drug Administration, or FDA, approved the reintroduction of TYSABRI as a

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

monotherapy treatment for relapsing forms of multiple sclerosis, or MS, to slow the progression of disability and reduce the frequency of clinical relapses. On June 29, 2006, we and Elan Corporation plc, or Elan, announced the European Medicines Agency’s, or EMEA’s, approval of TYSABRI as a similar treatment. In July 2006, we began to ship TYSABRI in both the United States and Europe.

As of December 31, 2006, $41.3 million and $0.6 million of TYSABRI inventory value is included in work in process and finished goods, respectively. In addition, we have product on hand that was written-down in 2005 due to the uncertainties surrounding the TYSABRI suspension, but which is available to fill future orders. The approximate value of this product, based on its original cost of manufacture, was $36.9 million. As a result, we are recognizing lower than normal cost of sales and, therefore, higher margins.

TYSABRI currently has an approved shelf life of up to 48 months and, based on our sales forecasts for TYSABRI, we expect the carrying value of the TYSABRI inventory to be realized.

Inventory Write-Offs

We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual realizable value is less than that estimated by us, or if there are further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs may be required. This periodic review led to the write-downs of TYSABRI inventory as of December 31, 2004 and the expensing of TYSABRI during 2005.

Our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. Periodically, certain batches or units of product may no longer meet quality specifications or may expire. As a result, included in product cost of product revenues were write-downs of commercial inventory that did not meet quality specifications or that became obsolete due to dating expiration. In all cases this product inventory was written-down to its net realizable value.

We have written-down the following unmarketable inventory, which was charged to cost of sales (in thousands):

	2006	2005	2004

AVONEX	$4,321	$11,986	$16,195
AMEVIVE	2,433	30,282	1,727
ZEVALIN	3,294	10,158	9,712
TYSABRI	2,941	23,205	19,103

	$12,989	$75,631	$46,737

The write-downs were the result of the following (in thousands):

	2006	2005	2004

New components for alternative presentations	$—	$8,417	$—
Failed quality specifications	11,236	23,067	22,377
Excess and/or obsolescence	1,753	20,942	5,257
Costs for voluntary suspension of TYSABRI	—	23,205	19,103

	$12,989	$75,631	$46,737

In 2005, write-downs of AVONEX inventory included $8.4 million for remaining supplies of the alternative presentations of AVONEX that were no longer needed after the FDA approved a new component for the pre-filled syringe formulation of AVONEX in March 2005. The ZEVALIN inventory was written-down when it was determined that it would not be marketable based on estimates of demand. Additionally, in the third quarter of 2005,

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we recorded a charge of $5.7 million to cost of product revenues related to an impairment of certain capitalized ZEVALIN patents, to reflect the adjustment to net realizable value.

In addition to the write-downs noted above, in connection with the divestiture of AMEVIVE we recorded charges of $31.8 million in 2005 to write-down AMEVIVE inventory to its net realizable value.

Marketable Securities and Investments

Marketable Securities, including Strategic Investments

We invest our excess cash balances in marketable debt securities, primarily U.S. government securities and corporate bonds and notes, with strong credit ratings. We limit the amount of investment exposure as to institution, maturity and investment type. At December 31, 2006, substantially all of these securities were classified as “available-for-sale” in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115. In accordance with SFAS 115, all available-for-sale securities are recorded at fair market value and, to the extent deemed temporary, unrealized gains and losses are included in accumulated other comprehensive income (loss) in shareholders’ equity, net of related tax effects. Realized gains and losses and declines in value, if any, judged to be other than temporary on available for sale securities are reported in other expense. The cost of available-for-sale securities sold is based on the specific identification method.

We have established guidelines that maintain credit quality and provide adequate liquidity in our available-for-sale portfolio. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. In 2006, we recognized no charges for unrealized losses on available-for-sale securities that were determined to be other-than-temporary. For 2005 and 2004, we recognized impairment charges of $3.1 million and $5.7 million, respectively, related to unrealized losses on available for sale securities that had been determined to be other than temporary.

As part of our strategic product development efforts, we invest in equity securities of certain biotechnology companies with which we have collaborative agreements. Such investments are known as strategic investments and are classified as available for sale and accounted for as marketable securities. When assessing whether a decline in the fair value of a strategic investment below our cost basis is other-than-temporary, we consider the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business, including favorable clinical trial results, new product initiatives and new collaborative agreements. In 2006, 2005, and 2004 we recognized $30.5 million, $13.8 million, and $12.7 million in charges, respectively, for the impairment of investments that were determined to be other-than-temporary following a decline in value of the strategic investment. At December 31, 2006 and 2005, we had $8.6 million, and $8.8 million, respectively, of net unrealized gains related to these marketable securities. Additionally, in 2006, we recorded realized gains of $2.9 million related to these investments. There were no gains realized in 2005 or 2004. The fair market value of our strategic investments totaled $116.9 million and $143.6 million at December 31, 2006 and 2005, respectively.

Non-Marketable Securities

We also invest in equity securities of companies whose securities are not publicly traded and where fair value is not readily available. These investments are recorded using either the cost method of accounting or the equity method, depending on our percentage ownership interest and other factors indicating significant influence, as required by Accounting Principles Board Opinion No. 18, or APB 18, The Equity Method of Accounting for Investments in Common Stock. We monitor these investments to evaluate whether any impairment in their value has occurred that would be other than temporary, based on the implied value from any recent rounds of financing completed by the investee, market prices of comparable public companies, and general market conditions. At December 31, 2006 and 2005, we held $32.6 million and $25.8 million, respectively, of investments in non-public

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities, which is included in investments and other assets in the accompanying consolidated balance sheet, at cost.

In 2006 and 2005, we recorded $3.9 million and $1.6 million, respectively, in charges for the impairment of investments that were determined to be other-than-temporary. There were no significant charges in 2004 for impairments on these investments. Additionally, in 2006, we reported gains of $1.0 million on these investments. There were no gains realized in 2005 or 2004.

Additional recognition of impairments on any of our investments may cause variability in earnings.

Property and Equipment

Property and equipment are carried at cost, subject to review for impairment of significant assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful life or the term of the respective lease. Maintenance costs are expensed as incurred. Buildings and building components are depreciated over estimated useful lives ranging from 15 to 40 years, machinery and equipment from 6 to 15 years, furniture and fixtures for 7 years and computer software and hardware from 3 to 5 years. We capitalize certain incremental costs associated with the validation effort required for licensing by the FDA of manufacturing equipment for the production of a commercially approved drug. These costs include primarily direct labor and material and are incurred in preparing the equipment for its intended use. The validation costs are amortized over the life of the related equipment.

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

Intangible Assets, excluding Goodwill

Our intangible assets consist of patents, trademarks and tradenames, core technology, licenses, assembled workforce and distribution rights, the majority of which arose in connection with the Merger. These intangible assets were recorded at fair value and are stated net of accumulated amortization and impairments.

Intangible assets related to patents, core technology, licenses, assembled workforce and distribution rights are amortized over their remaining estimated useful lives, ranging from 2 to 20 years, based on the greater of the straight-line method or economic consumption each period. In the quarter ended September 30, 2006, we determined that the amortization of a core technology asset would be higher on the straight-line basis than on the economic consumption method that had been previously applied. Accordingly, in accordance with our policy, we calculated amortization on the straight-line method beginning in that period. The straight-line calculation will be applied until our remeasurement in the third quarter of 2007.

Intangible assets related to trademarks and tradenames have indefinite lives, and as a result are not amortized, but are subject to review for impairment. We review our intangible assets for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

Goodwill relates largely to amounts that arose in connection with the Merger and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. Goodwill is reviewed annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable.

Income Taxes

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

Derivatives and Hedging Activities

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, requires that all derivatives be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive (loss) income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We assess, both at inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We also assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings to the extent significant. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in current earnings.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, or SFAS 130, requires us to display comprehensive income (loss) and its components as part of our financial statements. Comprehensive income (loss) is comprised of net income (loss) and other comprehensive (loss) income. Other comprehensive (loss) income includes changes in equity that are excluded from net income (loss), such as translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments, and, effective December 31, 2006, the unfunded amount of our postretirement and pension plans. All of these changes in equity are reflected net of tax, as appropriate.

Segment Information

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information, or SFAS 131, establishes standards for reporting information on operating segments in interim and annual financial statements. We operate in one segment, which is the business of development, manufacturing

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and commercialization of novel therapeutics for human health care. Our chief operating decision-maker reviews our operating results on an aggregate basis and manages our operations as a single operating segment.

Revenue Recognition

Product Revenues

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectibility is reasonably assured; and title and the risk and rewards of ownership have transferred to the buyer.

Except for revenues from sales of TYSABRI in the U.S., revenues from product sales are recognized when title and risk of loss have passed to the customer which is typically upon delivery. Sales of TYSABRI in the U.S. are recognized on the “sell-through” model, that is, upon shipment of the product by Elan to its third party distributor.

Revenues are recorded net of applicable allowances for trade term discounts, wholesaler incentives, Medicaid rebates, Veteran’s Administration, or VA rebates, managed care, patient assistance, product returns and other applicable allowances.

The timing of distributor orders and shipments can cause variability in earnings.

TYSABRI

Subsequent to the approval of TYSABRI for sale in both the U.S. and Europe, we began to ship TYSABRI into both regions in the third quarter of 2006. The collaboration agreement with Elan is designed to effect an equal sharing of profits and losses generated by the activities of the collaboration between us and Elan. Under our agreement with Elan, however, in the event that sales of TYSABRI exceed specified thresholds, Elan is required to make milestone payments to us in order to continue sharing equally in the collaboration’s results. We manufacture TYSABRI and collaborate with Elan on the product’s marketing, distribution and on-going development activities.

In the U.S., we sell TYSABRI to Elan who sells the product to third party distributors. We and Elan co-market the product. The sales price to Elan in the U.S. is set at the beginning of each quarterly period to effect an approximate equal sharing of the gross margin between Elan and us. In addition, both parties share equally in the operating costs, which include research and development, selling, general and administrative expenses and other similar costs. Sales of TYSABRI to Elan are reported as revenues and are recognized upon Elan’s shipment of the product to third party distributors, at which time all revenue recognition criteria have been met. As of December 31, 2006, we had deferred revenue of $5.0 million for shipments to Elan that remained in Elan’s ending inventory as of December 31, 2006. Elan’s reimbursement of TYSABRI operating costs is reflected as a reduction of the respective costs within our consolidated statement of income.

For sales outside the U.S., we are responsible for distributing TYSABRI to customers and are primarily responsible for all operating activities. Both parties share equally in the operating results of TYSABRI outside the U.S. Sales of TYSABRI are reported as revenue and are recognized at the time of product delivery to our customer, at which time all revenue recognition criteria have been met. Payments to or from Elan for their share of collaboration net operating profits or losses relating to sales outside the U.S. are reflected in the collaboration profit (loss) sharing line in our consolidated statement of income. For 2006, we recognized $9.7 million in income related to reimbursements made in connection with this arrangement.

Prior to the suspension of TYSABRI in 2005, we shipped product to Elan in the U.S. and recognized revenue in accordance with the policy described above. As a result of the suspension of TYSABRI, we deferred $14.0 million in revenue from Elan as of March 31, 2005 related to TYSABRI product that Elan had not yet shipped to third party distributors. This amount was paid by Elan during 2005 and was subsequently recognized as revenue during 2006, as the uncertainty about the ultimate disposition of the product was eliminated.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserves for Discounts and Allowances

We establish reserves for trade term discounts, wholesaler incentives, Medicaid rebates, Veteran’s Administration, or VA, rebates, managed care, patient assistance, product returns and other applicable allowances. Such reserves are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer).

An analysis of the amount of, and change in, reserves is as follows (in millions):

		Contractual
	Discounts	Adjustments	Returns	Total

2006
Beginning Balance	$11.6	$35.7	$2.3	$49.6
Current provisions relating to sales in current year	102.9	96.4	31.6	230.9
Adjustments relating to prior years	—	(3.1)	7.1	4.0
Payments/returns relating to sales in current year	(90.2)	(63.1)	(16.1)	(169.4)
Payments/returns relating to sales in prior years	(11.6)	(35.4)	(12.5)	(59.5)
Other adjustments	—	—	5.4	5.4

Ending Balance	$12.7	$30.5	$17.8	$61.0

2005
Beginning Balance	$7.8	$18.4	$5.2	$31.4
Current provisions relating to sales in current year	106.5	92.8	18.5	217.8
Adjustments relating to prior years	—	1.0	7.5	8.5
Payments/returns relating to sales in current year	(94.9)	(57.5)	(16.2)	(168.6)
Payments/returns relating to sales in prior years	(7.8)	(19.0)	(12.7)	(39.5)

Ending Balance	$11.6	$35.7	$2.3	$49.6

2004
Beginning Balance	$3.9	$17.2	$2.9	$24.0
Current provisions relating to sales in current year	78.0	76.0	14.8	168.8
Adjustments relating to prior years	—	(0.7)	3.9	3.2
Payments/returns relating to sales in current year	(70.2)	(56.8)	(9.6)	(136.6)
Payments/returns relating to sales in prior years	(3.9)	(17.3)	(6.8)	(28.0)

Ending Balance	$7.8	$18.4	$5.2	$31.4

The total reserves above were included in the consolidated balance sheet were as follows (in millions):

	Reduction of	Current
As of December 31	Accounts Receivable	Liability	Total

2006	$30.2	$30.8	$61.0
2005	$18.0	$31.6	$49.6
2004	$17.0	$14.4	$31.4
2003	$8.7	$15.3	$24.0

The reserves are based on estimates of the amounts earned or to be claimed on the related sales. These estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends and forecasted customer buying patterns. If actual future results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product revenue reserve are categorized as follows: discounts, contractual adjustments and returns.

Discounts

Discount reserves include trade term discounts, wholesaler incentives and patient assistance.

Trade term discounts and wholesaler incentive reserves primarily relate to estimated obligations for credits to be granted to wholesalers for remitting payment on their purchases within established incentive periods and credits to be granted to wholesalers for compliance with various contractually-defined inventory management practices, respectively. We determine these reserves based on our experience, including the timing of customer payments.

Patient assistance reserves are established to cover no-charge product that we distribute to qualifying patients under our indigent program, Patient Access. The program is administered through one of our distribution partners, who ship product for qualifying patients from their own inventory that was purchased from us. The distributor receives a credit at the end of each period for product that was administered during the period, and an accrual is established through a reduction of product revenues for sales made to the distributor which may be used to administer our patient assistance program. We determine this reserve based on our experience with the amount of activity under the program.

Contractual Adjustments

Contractual adjustment reserves relate to Medicaid rebates, VA rebates and managed care.

Medicaid rebates reserves relate to our estimated obligations to states under established reimbursement arrangements. Rebate accruals are recorded in the same period the related revenue is recognized resulting in a reduction to product sales revenue and the establishment of a liability. Rebate amounts are generally determined at the time of resale to the state, and we generally make cash payments for such amounts within a few weeks of receiving notification from the state.

VA rebates or chargeback reserves represent our estimated obligations resulting from contractual commitments to sell products to qualified health care providers at prices lower than the list prices we charge the wholesalers who provide them those products. The wholesaler charges us for the difference between what the wholesaler pays us for the products and the selling price to the qualified healthcare providers. Rebate accruals are established in the same period as the related revenue is recognized resulting in a reduction in product revenue. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider, and we generally issue credits for such amounts within a few weeks of receiving notification from the wholesaler.

Managed care reserves represent our estimated obligations to third parties, primarily pharmacy benefit managers. Rebate accruals are recorded in the same period the related revenue is recognized resulting in a reduction to product revenue and the establishment of a liability which is included in other accrued liabilities. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth. As a result, the calculation of the accrual for these rebates requires an estimate of the customer’s buying patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period.

Returns

Allowances for product returns are established for returns made by wholesalers and patients. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. We also accept returns from our patients for various reasons.

Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product revenue. The patient return program is administered by the same distribution partner as the patient assistance program. Revenue related to product sold to this distribution partner that is used to satisfy patient returns is fully reserved. The majority of wholesaler returns are due to product expiration. Expired product return

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reserves are estimated through a comparison of historical return data to their related sales on a production lot basis. Historical rates of return are determined for each product and are adjusted for known or expected changes in the marketplace specific to each product.

During the second quarter of 2006, we recorded an increase in our allowance for expired products of $12.3 million to correct for prior period errors. This increase in the allowance was recorded through an out of period reduction in net product revenue of $6.9 million and an increase in goodwill of $5.4 million. We identified and quantified the errors through an analysis of the historical rate for returns based on volumes of returns and the amount of credit granted to the returning distributors in past periods. At the time of Merger with Biogen, Inc. in 2003, Biogen, Inc. had understated its allowance for expired product by an estimated $5.4 million due to an incorrect methodology applied in calculating its reserve balance. Had we identified this error at the time of the Merger, the recorded goodwill would have been approximately $5.4 million higher than has been previously reflected. Biogen, Inc.’s methodology was in error because it did not utilize known information in determining critical assumptions used in the basis of calculation. Our application of this incorrect methodology in the post-Merger period resulted in understating this reserve by an additional $6.9 million. In all cases, the correctly calculated rate of return is less than one percent of related gross product revenues. We have determined that the out of period correction of this error in 2006 is not material to our reported results. Additionally, we have determined that the error at the merger date is not material to any prior period balance sheet amounts and the error in the post-merger period is not material to any prior period reported results.

Other

Bad debt reserves are based on our estimated uncollectible accounts receivable. Given our historical experiences with bad debts, combined with our credit management policies and practices, we do not presently maintain significant bad debt reserves. The amount of such reserves as of December 31, 2006, and 2005, was $1.7 million.

We have various contracts with distributors that provide for discounts and rebates. These discounts and rebates are classified as a reduction of revenue. We also maintain select customer service contracts with distributors and other customers in the distribution channel. We have established the fair value of these services and classified these customer service contracts as sales and marketing expense. If we had concluded that sufficient evidence of the fair value did not exist for these services, we would have been required to classify these costs as a reduction of revenue.

Revenues from Unconsolidated Joint Business

Revenues from unconsolidated joint business consist of our share of the pretax copromotion profits generated from our copromotion arrangement with Genentech, Inc., or Genentech, reimbursement from Genentech of our RITUXAN-related sales force and development expenses and royalties from Genentech for sales of RITUXAN outside the U.S. by F. Hoffmann-La Roche Ltd., or Roche, and Zenyaku Kogyo Co. Ltd., or Zenyaku. Under the copromotion arrangement, all U.S. sales of RITUXAN and associated costs and expenses are recognized by Genentech and we record our share of the pretax copromotion profits as defined in our amended and restated collaboration agreement with Genentech. Pretax copromotion profits under the copromotion arrangement are derived by taking U.S. net sales of RITUXAN to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. We record royalty revenue on sales of RITUXAN outside the U.S. on a cash basis.

Royalty Revenues

We receive royalty revenues under license agreements with a number of third parties that sell products based on technology we have developed or to which we have rights. The license agreements provide for the payment of royalties to us based on sales of the licensed product. We record these revenues based on estimates of the sales that occurred during the relevant period. The relevant period estimates of sales are based on interim data provided by

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

licensees and analysis of historical royalties we have been paid (adjusted for any changes in facts and circumstances, as appropriate). We maintain regular communication with our licensees in order to gauge the reasonableness of our estimates. Differences between actual royalty revenues and estimated royalty revenues are reconciled and adjusted for in the period in which they become known, typically the following quarter. Historically, adjustments have not been material based on actual amounts paid by licensees. There are no future performance obligations on our part under these license agreements. To the extent we do not have sufficient ability to accurately estimate revenue, we record it on a cash basis.

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

Under Financial Accounting Standard Board Interpretation No 46 (revised), Consolidation of Variable Interest Entities, we are required to assess new business development collaborations upon the occurrence of certain events, some of which are outside our control, reassess the accounting treatment of our existing business development collaborations based on the nature and extent of our financial interests as well as our ability to exercise influence in such collaborations. While this standard has not had any material effect on our financial results during 2006, 2005, and 2004, future events may result in our consolidation of companies or related entities with which we have a collaborative arrangement and this may have a material effect on our financial condition and/or results of operation in future periods.

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

If these projects are not successfully developed, the sales and profitability of the company may be adversely affected in future periods. Additionally, the value of other acquired intangible assets may become impaired. We believe that the foregoing assumptions used in the IPR&D analysis were reasonable at the time of the respective acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, or SFAS 128, and EITF 03-06, Participating Securities and the Two — Class Method Under SFAS 128 or EITF 03-06. SFAS 128 and EITF 03-06 together require the presentation of “basic” earnings per share and “diluted” earnings per share.

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

Accounting for Share-based Compensation

Our share-based compensation programs consist of share-based awards granted to employees including stock options, restricted stock, performance and time-vested restricted stock units, as well as our employee stock purchase plan, or ESPP.

Until December 31, 2005, we applied APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for our plans and applied Statement of Financial Accounting Standards No. 123, Accounting for Stock Issued to Employees, or SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, or SFAS 148, for disclosure purposes only. The SFAS 123 disclosures included pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Stock-based compensation issued to non-employees was accounted for in accordance with SFAS 123 and related interpretations.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payment, or SFAS 123(R), which replaced SFAS 123 and superseded APB Opinion No. 25. SFAS 123(R) requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged against income over the requisite service period, which is generally the vesting period. We selected the modified prospective method as prescribed in SFAS 123(R) and, therefore, prior periods were not restated. Under the modified prospective application, SFAS 123(R) was applied to new awards granted in 2006, as well as to the unvested portion of previously granted share-based awards for which the requisite service had not been rendered as of December 31, 2005. Where awards are made with non-substantive vesting periods (for instance, where a portion of the award vests upon retirement eligibility), we estimate and recognize expense based on the period from the grant date to the date on which the employee is retirement eligible. For our ESPP, we apply a graded vesting approach because the ESPP provides for multiple purchase periods and is, in substance, a series of linked awards.

The fair value of the stock option grants is based on estimates as of the date of grant using a Black-Scholes option valuation model. The fair value of all time vested restricted units and restricted stock is based on the market value of our stock on the date of grant. Compensation expense for restricted stock and restricted stock units, including the effect of forfeitures, is recognized over the applicable service period. The fair value of performance based stock units is based on the market price of our stock on the date of grant and assumes that the performance

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the outcome of performance-related conditions until the vesting dates.

Change in Accounting Principle Related to Accounting for Tax Effects of Share-based Payment Awards

In November 2005, the FASB issued FASB Staff Position FAS 123(R) – 3 Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards, or FSP FAS 123(R) – 3. In accordance with FSP FAS 123(R) – 3, entities can choose to follow either the transitional guidance of SFAS 123(R) or the alternative transition method described in FSP FAS 123(R) – 3. Effective in the fourth quarter of 2006, we elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC pool or windfall, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee-stock based compensation awards that are outstanding upon adoption of SFAS 123(R). Electing the alternative transition method constitutes a change in accounting principle, which requires retrospective application to the 2006 quarterly financial statements.

As a result of the adoption of FSP FAS 123(R) – 3, the presentation of income taxes in the consolidated statement of cash flows and stockholders equity has changed.

The retrospective application to prior period financial statements had the effect of changing the amounts of cash flows from operations and from financing from those previously reported in our Forms 10-Q. Specifically, for the nine months ended September 30, 2006, both cash flows from operating activities, and cash used in financing activities would have been lower by $9.2 million. For the six months ended by June 30, 2006 both cash flows from operating activities, and cash used in financing activities would have been lower by $8.0 million. The change to the amounts reported in the Form 10-Q for the quarter ending March 31, 2006, was not material.

Consistent with the election to use the alternative method, we have excluded the impact of pro forma deferred tax assets in determining the assumed proceeds under the treasury method for purposes of calculating earnings per share.

Assets Held for Sale

We consider certain real property and certain other miscellaneous assets as held for sale when they meet the criteria set out in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

As of December 31, 2006, assets held for sale were $9.3 million that comprised certain land and real property in San Diego, CA. As of December 31, 2005, assets held for sale were $58.4 million which comprised, principally, land and real property related to the facility known as NICO ($29.0 million) and intangible assets and real property related to AMEVIVE ($13.4 million). Assets held for sale are included in other current assets in the accompanying consolidated balance sheets.

Sale of Assets and Product Line

In December 2006, we completed the sale of one of our research buildings at our Cambridge, Massachusetts facility, known as Bio 1. Proceeds from the sale were approximately $39.5 million. We recorded a pre-tax gain of approximately $15.6 million on the sale. We will continue to occupy a minor portion of the building through December 31, 2007 under a leasing arrangement and have recorded prepaid rent of approximately $0.7 million at December 31, 2006.

In April 2006, we sold the worldwide rights and other assets of AMEVIVE for $59.8 million, including $43.7 million of inventory on hand, to Astellas Pharma US, Inc. As of December 31, 2005, our AMEVIVE assets

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

held for sale included $8.0 million, net, related to intangible assets, and $5.4 million of property, plant and equipment, net, and were reported separately in current assets on the consolidated balance sheet. The pre-tax gain on this sale of approximately $2.8 million was deferred and is being recognized over the period of a related long-term supply contract.

In February 2006, we sold our clinical manufacturing facility, known as NICO, in Oceanside, California. The assets associated with the facility were included in assets held for sale on our consolidated balance sheet as of December 31, 2005. Total consideration was $29.0 million. In 2005, we recorded impairment charges of $28.0 million to reduce the carrying value of NICO to its net realizable value. No additional loss resulted from completion of the sale.

In June 2005, we sold our large-scale biologics manufacturing facility, known as NIMO, in Oceanside, California, along with approximately 60 acres of real property located in Oceanside, California upon which NIMO is located, together with improvements, related property rights, and certain personal property intangibles and contracts at or related to the real property. Total consideration for the purchase was $408.1 million. For 2005, the loss from this transaction was $83.5 million which consisted primarily of the write-down of NIMO to net selling price, sales and transfer taxes, and other associated transaction costs.

Reclassifications

Certain reclassifications of prior years amounts have been made to conform to current year presentation.

2.	Acquisitions and Other Agreements

During 2006, we acquired two entities, Fumapharm AG, or Fumapharm, and Conforma Therapeutics Corporation, or Conforma, and entered into settlement agreements with Fumedica Arzneimittel AG and Fumedica Arzneimittel GmbH, collectively, Fumedica.

Fumapharm

On June 15, 2006, we completed the acquisition of 100% of the stock of Fumapharm, a privately held pharmaceutical company based in Switzerland that develops therapeutics derived from fumaric acid esters. As part of the acquisition, we acquired: FUMADERM, a commercial product available in Germany for the treatment of psoriasis, and BG-12, a clinical-stage compound being studied for the treatment of MS and psoriasis that was being jointly developed by Fumapharm and us. The purpose of this acquisition was to support our goal of developing innovative therapeutic options for people living with MS.

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

Purchase Price Allocation
Current assets	$6.5
In process research and development	207.4
Core technology	16.9
Developed technology	9.5
Goodwill	18.5
Other assets	1.2
Deferred tax liabilities	(2.8)
Other liabilities	(2.7)

$254.5

Consideration and Gain
Consideration	$220.0
Gain on settlement of license agreement	34.2
Transaction costs	0.3

$254.5

The purchase price allocation was completed during the fourth quarter of 2006.

The amount allocated to in process research and development, or IPR&D, projects relates to the development of BG-12. BG-12 had recently received positive results from a Phase II study of its efficacy and safety for patients with relapsing-remitting MS and, subsequent to the acquisition, we initiated Phase III clinical trials. Since the acquisition in June of 2006, we have incurred $17.0 million in research and development costs. We expect to incur approximately an additional $151 million to complete the development of BG-12. The estimated revenues from BG-12, if any, are expected to be recognized beginning in 2011. A discount rate of 12% was used to value the project, which we believe to be commensurate with the stage of development and the uncertainties in the economic estimates described above. At the date of acquisition, the development of BG-12 had not yet reached technological feasibility, and the research and development in progress had no alternative future uses. Accordingly, the $207.4 million in IPR&D was expensed in 2006.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between i) the royalty rates at the time the agreement was entered into as compared to ii) the expected higher royalty rates that would result at the time the agreement was effectively settled by virtue of our acquisition of Fumapharm.

Future contingent consideration payments, if any, will be accounted for as increases to goodwill.

The historical financial results of the acquisition for the year ended December 31, 2005 and the six months ended June 30, 2006 were not material for comparative purposes.

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

The results of operations of Conforma are included from the date of acquisition. We have completed our purchase price allocation for the acquisition as set out below (in millions):

Purchase Price Allocation
Current assets	$2.5
Fixed assets	0.8
Deferred tax asset	24.0
Assembled workforce	1.4
In process research and development	123.1
Current liabilities	(1.3)

$150.5

The amount allocated to IPR&D relates to the development of CNF2024, which is in Phase I clinical trials. Since the acquisition in June of 2006, we have incurred $4.2 million in research and development costs. We expect to incur approximately an additional $116 million to complete the development of CNF2024. The estimated revenues from CNF2024, if any, are expected to be recognized beginning in 2011. A discount rate of 12% was used to value the project, which we believe to be commensurate with the stage of development and the uncertainties in the economic estimates described above. At the date of acquisition, this compound had not reached technological feasibility and had no alternative future use. Accordingly, the $123.1 million in IPR&D was expensed in 2006.

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

Future contingent consideration payments, if any, will be expensed to research and development expenses.

In connection with this asset purchase, approximately $1.2 million of severance costs were incurred and are recorded in the consolidated statement of income. (See Note 21, Severance and Other Restructuring Costs).

The historical financial results of the acquisition for the year ended December 31, 2005 and the six months ended June 30, 2006 were not material for comparative purposes.

Fumedica Agreements

On December 22, 2006, we entered into an agreement with Fumedica. Fumedica is a privately held pharmaceutical company based in Germany and Switzerland that maintains distribution rights to FUMADERM and to whom we were contingently obligated to make royalty payments with respect to a successful launch of BG-12 for psoriasis in Germany. Fumedica had the rights to distribute FUMADERM in Germany through April 2009. Under the terms of the agreement, we have obtained all distribution and marketing rights to FUMADERM effective May 2007. In addition, we had entered into a contingent royalty agreement with Fumedica in 2004. At the present time no royalty payments are due under the agreement. Under the terms of the agreement, we will not be required to make any royalty payments to Fumedica if BG-12 is successfully launched for psoriasis in Germany.

In connection with this transaction, we committed to total payments of 61.4 million Swiss Francs ($50.5 million), which will be paid to Fumedica in varying amounts from June 2008 through June 2018. The present value of these payments is $39.2 million. The fair value of the acquired FUMADERM distribution rights was approximately $11.1 million. This amount has been capitalized and included in intangible assets and will be amortized over approximately two years beginning in May 2007, based on the remaining term of the distribution agreement. The fair value of terminating the agreement requiring us to pay royalties upon the successful launch of BG-12 for psoriasis in Germany was approximately $28.1 million. This amount has been expensed as it relates to a product that has not reached technological feasibility.

The present value of the payments due under the agreements will be accreted to future value at an interest rate of 5.75%, our current incremental borrowing rate.

Acquisition of Syntonix Pharmaceuticals, Inc.

As discussed in Note 26, Subsequent Events, in January 2007, we acquired Syntonix Pharmaceuticals Inc., or Syntonix, a privately held biopharmaceutical company based in Waltham, Massachusetts.

3.	Financial Instruments

Financial instruments that potentially subject us to concentrations of credit risk are accounts receivable and marketable securities. Wholesale distributors and large pharmaceutical companies account for the majority of our accounts receivable and collateral is generally not required from these customers. To mitigate credit risk, we monitor the financial performance and credit worthiness of our customers.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities, including Strategic Investments

The following is a summary of marketable securities (in thousands):

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
December 31, 2006:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$197,922	$44	$(751)	$198,629
Non-current	717,100	598	(4,044)	720,546
U.S. Government securities
Current	43,392	5	(284)	43,671
Non-current	695,138	1,650	(3,317)	696,805

Total available-for-sale securities	$1,653,552	$2,297	$(8,396)	$1,659,651

Other Investments
Strategic investments, non-current	$116,949	$8,652	$(23)	$108,320

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
December 31, 2005:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$161,375	$4	$(1,387)	$162,758
Non-current	787,592	208	(7,334)	794,718
U.S. Government securities
Current	121,210	—	(812)	122,022
Non-current	416,786	125	(4,893)	421,554

Total available-for-sale securities	$1,486,963	$337	$(14,426)	$1,501,052

Other Investments
Strategic investments, non-current	$143,553	$16,050	$(7,286)	$134,789

Proceeds from maturities and other sales of marketable securities, which were primarily reinvested, for 2006, 2005, and 2004 were approximately $1.8 billion, $1.8 billion, and $3.2 billion, respectively. Realized losses on sales for 2006, 2005, and 2004 were $4.7 million, $9.0 million, and $9.3 million, respectively. Realized gains on sales for 2006, 2005, and 2004 were $1.9 million, $0.6 million, and $5.2 million, respectively.

The amortized cost and estimated fair value of securities available-for-sale at December 31, 2006 by contractual maturity are as follows (in thousands):

	Estimated Fair Value	Amortized Cost

Due in one year or less	$237,151	$238,059
Due after one year through five years	709,718	713,744
Mortgage and other asset backed securities	706,683	707,848

Total	$1,653,552	$1,659,651

The average maturity of our marketable securities at December 31, 2006 and 2005 was 18 months.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized losses for which other-than-temporary losses have not been recognized at December 31, 2006 consist of the following (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate debt securities	$125,563	$(751)	$393,850	$(4,044)	$519,413	$(4,795)
U.S. Government securities	35,794	(284)	373,394	(3,317)	409,188	(3,601)

Subtotal	161,357	(1,035)	767,244	(7,361)	928,601	(8,396)

Other marketable securities, noncurrent	376	(23)	—	—	376	(23)

Total	$161,733	$(1,058)	$767,244	$(7,361)	$928,977	$(8,419)

Unrealized losses relate to various debt securities, including U.S. government issues, corporate bonds and asset-backed securities. The unrealized losses on these securities at December 31, 2006 were primarily caused by higher interest rates. We believe that these unrealized losses are not other-than-temporary, and have the intent and ability to hold these securities with unrealized losses to maturity or to recovery.

In 2005 and 2004, we recognized charges of $3.1 million and $5.7 million, respectively, for certain unrealized losses on available-for-sale securities that were determined to be other-than-temporary. No charges were recognized in 2006.

Strategic Investments

In 2006, 2005, and 2004 we recognized $30.5 million, $13.8 million, and $12.7 million in charges, respectively, for the impairment of investments that were determined to be other-than-temporary following a decline in value of the strategic investment.

Non-Marketable Securities

We hold other investments in equity securities of certain privately held biotechnology companies or biotechnology oriented venture capital funds. The cost of these strategic investments at December 31, 2006 and 2005 is $32.6 million and $25.8 million, respectively. In 2006 and 2005, we recorded $3.9 million and $1.6 million, respectively, in charges for the impairment of investments that were determined to be other-than-temporary. Additionally, in 2006, we recorded gains of $1.0 million on these investments. There were no gains in 2005 and 2004.

Forward Contracts

We have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts in effect at December 31, 2006 had durations of 3 to 12 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income (loss). Realized gains and losses for the effective portion are recognized with the underlying hedge transaction. We assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings to the extent significant. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the hedge instrument and any related unrealized gain or loss on the contract is recognized in current earnings.

The notional settlement amount of the foreign currency forward contracts outstanding at December 31, 2006 was approximately $293.2 million. These contracts had a fair value of $0.2 million, representing an unrealized loss,

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and was included in other current liabilities at December 31, 2006. The notional settlement amount of the foreign currency forward contracts outstanding at December 31, 2005 was approximately $214.0 million. These contracts had a fair value of $0.9 million, representing an unrealized loss, and were included in other current liabilities at December 31, 2005.

In 2006, we recognized $0.6 million of losses in earnings due to hedge ineffectiveness and $0.9 million of losses as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. We recognized $11.2 million of losses in product revenue for the settlement of certain effective cash flow hedge instruments at December 31, 2006. These settlements were recorded in the same period as the related forecasted transactions affecting earnings. We expect approximately $0.2 million of unrealized losses at December 31, 2006 to affect earnings in 2007 related to our foreign currency forward contracts.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Earnings per Share

Basic and diluted earnings per share for the periods ending December 31 are calculated as follows (in thousands):

	2006	2005	2004

Numerator:
Income before cumulative effect of accounting change	$213,732	$160,711	$25,086
Cumulative effect of accounting change	3,779	—	—

Net income	217,511	160,711	25,086
Adjustment for net income allocable to preferred stock	(316)	(236)	(37)

Net income used in calculating basic earnings per share	217,195	160,475	25,049
Adjustment for interest, net of interest capitalized and tax	—	1,322	—

Net income used in calculating diluted earnings per share	$217,195	$161,797	$25,049

Denominator:
Weighted average number of common shares outstanding	338,585	335,586	334,996
Effect of dilutive securities:
Stock options	2,028	3,268	7,600
Restricted stock awards	820	1,636	879
Time-vested restricted stock units	397	—	—
Performance-based restricted stock units	330	—	—
Convertible promissory notes due 2019	3,048	5,673	—
Convertible promissory notes due 2032	73	—	—

Dilutive potential common shares	6,696	10,577	8,479

Shares used in calculating diluted earnings per share	345,281	346,163	343,475

The following amounts were not included in the calculation of net income per share because their effects were anti-dilutive for the periods ending December 31 (in thousands):

	2006	2005	2004

Numerator:
Net income allocable to preferred stock	$316	$236	$37
Adjustment for interest, net of tax	—	5,183	3,762

Total	$316	$5,419	$3,799

Denominator:
Stock options	16,530	22,006	5,080
Time-vested restricted stock units	44	—	—
Convertible preferred stock	493	493	247
Convertible promissory notes due 2019	—	—	4,563
Convertible promissory notes due 2032	—	2,873	2,165

Total	17,067	25,372	12,055

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Share-based Payments

Share-based compensation expense

For 2006, we recorded pre-tax share-based compensation expense of $126.8 million. The expense for the year is net of a cumulative effect pre-tax adjustment of $5.6 million, or $3.8 million after-tax, resulting from the application of an estimated forfeiture rate for prior period unvested restricted stock awards.

As a result of adopting SFAS 123(R) on January 1, 2006, our net income before taxes was $47.9 million lower than if we had continued to account for stock-based employee compensation under APB 25. Basic and diluted earnings per share were both lower by $0.14.

For 2006, share-based compensation expense reduced our results of operations as follows (in thousands except for earnings per share):

	Effect before	Cumulative Effect
	Cumulative Effect of	of Accounting
	Accounting Change	Change	Effect on Net Income

Income before income taxes	$132,357	$(5,574)	$126,783
Tax effect	42,280	(1,795)	40,485

Net income	$90,077	$(3,779)	$86,298

Basic earnings per share:	$0.27	$(0.01)	$0.26
Diluted earnings per share:	$0.26	$(0.01)	$0.25

Share-based compensation cost for the 2006 is as follows (in thousands):

		Restricted Stock
	Stock Options	and Restricted
	& ESPP	Stock Units	Total

Research and development	$19,502	$33,323	$52,825
Selling, general and administrative	29,325	53,485	82,810

Total	$48,827	$86,808	$135,635

Pre-tax cumulative effect catch-up			5,574

Pre-tax effect of share-based compensation			$130,061

Capitalized share-based payment costs			3,278

Share-based compensation expense			$126,783

For 2006, we capitalized total costs of $3.3 million associated with share-based compensation costs to inventory and fixed assets. We did not capitalize share-based compensation cost in our pro forma footnotes under SFAS 123(R). For 2005, we recorded share-based compensation expense of approximately $36.9 million, which was due, principally, to expenses for restricted stock awards and performance-based restricted stock units.

In accordance with SFAS 123(R), windfall tax benefits from stock option exercises of $31.7 million were recorded as cash inflows from financing activities in our consolidated statement of cash flows for 2006. This amount has been calculated in accordance with the alternative transition method described in FSP FAS 123(R) — 3, which we adopted effective the fourth quarter of 2006.

The total amount of tax benefit realized during 2006 was $42.8 million. Cash received from the exercise of stock options in 2006 was approximately $131.8 million.

At December 31, 2006, unrecognized compensation costs relating to unvested share-based compensation was approximately $117.7 million. We expect to recognize the cost of these unvested awards over a weighted-average

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period of one year. In accordance with SFAS 123(R), deferred share-based compensation is no longer reflected as a separate component of shareholders’ equity in the consolidated balance sheet. As a result, we reclassified our deferred share-based compensation of $42.9 million at December 31, 2005 to additional paid in capital during the first quarter of 2006.

Share-based Compensation Plans

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 was estimated as of the date of grant using a Black-Scholes option valuation model that uses the following weighted-average assumptions:

Expected dividend yield	0.0%
Expected stock price volatility	34.8%
Risk-free interest rate	4.4%
Expected option life in years	4.87
Per share grant-date fair value	$16.90

Expected volatility is based primarily upon implied volatility for our exchange-traded options and other factors, including historical volatility. After assessing all available information on either historical volatility, implied volatility, or both, we have concluded that a combination of both historical and implied volatility provides the best estimate of expected volatility. The expected term of options granted is derived using assumed exercise rates based on historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate used is determined by the market yield curve based upon risk-free interest rates established by the Federal Reserve, or non-coupon bonds that have maturities equal to the expected term. The dividend yield of zero is based upon the fact that we have not historically granted cash dividends, and do not expect to issue dividends in the foreseeable future. Stock options granted prior to January 1, 2006 were valued based on the grant date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures under SFAS 123. For 2006, we recorded $43.6 million of stock compensation related to stock options.

A summary of stock option activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2003	43,523	$35.01

Granted	7,054	46.27
Exercised	(12,263)	21.28
Cancelled	(3,191)	45.98

Outstanding at December 31, 2004	35,123	$41.07

Granted	6,012	63.42
Exercised	(4,033)	25.45
Cancelled	(5,796)	50.01

Outstanding at December 31, 2005	31,306	$45.71

Granted	1,928	45.18
Exercised	(4,725)	27.90
Cancelled	(3,403)	53.55

Outstanding at December 31, 2006	25,106	$47.96

The total intrinsic values of options exercised in 2006 and 2005, were $92.5 million and $97.0 million, respectively. The aggregate intrinsic values of options outstanding at December 31, 2006 and 2005, were $30.9 million and ($14.1) million, respectively. The weighted average remaining contractual terms for options outstanding at December 31, 2006 and 2005 were 5.9 and 6.3 years, respectively.

Of the options outstanding, 21.8 million were exercisable at December 31, 2006. The exercisable options had a weighted-average exercise price of $48.66. The aggregate intrinsic value of options exercisable as of December 31,

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 and 2005 was $11.6 million and ($35.0) million, respectively. The weighted average remaining contractual term for options outstanding and exercisable at December 31, 2006 and 2005 was 5.5 years and 6.0 years, respectively.

Time-Vested Restricted Stock Units

Time-vested restricted stock units, or RSUs, awarded to employees vest one-third per year over three years on the anniversary of the date of grant, provided the employee remains continuously employed with us. Shares of our common stock will be delivered to the employee upon vesting, subject to payment of applicable withholding taxes. Time-vested RSUs awarded to directors vest as follows: (i) awards made on the date of a director’s initial election to our Board of Directors vest one-third per year over three years on the anniversary of the date of award, and (ii) awards made for service on our Board of Directors vest on the first anniversary of the date of award, provided in each case that the director continues to serve on our Board of Directors through the vesting date. Shares of our common stock will be delivered to the director upon vesting. The fair value of all time-vested RSUs is based on the market value of our stock on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period. For 2006, we recorded $31.3 million of stock compensation charges related to time-vested RSUs.

A summary of time-vested RSU activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested at December 31, 2005	—	$—
Granted	2,731	$44.47
Vested	(5)	$44.24
Forfeited	(218)	$44.36

Unvested at December 31, 2006	2,508	$44.48

The weighted average remaining contractual term for the time-vested RSUs was 1.2 years at December 31, 2006.

Performance-Based Restricted Stock Units

In the first quarter of 2006, our Board of Directors awarded 100,000 RSUs to our CEO, under the 2005 Omnibus Plan, subject to certain 2006 financial performance criteria. In February 2007, our Board of Directors determined that the performance criteria had been attained and that 100,000 RSUs would convert into shares of our common stock.

During the third quarter of 2005, we granted 1.18 million performance-based RSUs, to be settled in shares of our common stock, to a group of approximately 200 senior employees excluding our CEO. The grants were made under the 2005 Omnibus Plan as part of an initiative to retain certain key personnel. The RSUs will convert into shares of our common stock, subject to attainment of certain performance goals and the employee’s continued employment. On September 14, 2006, 70% of the RSUs for all employees still in active employment, or 758,262 shares, vested as the required performance goals had been determined to have been achieved. A total of 510,859 shares were issued, reflecting the fact that certain shares were withheld for income tax purposes.

On March 14, 2007, the remaining 30% of the RSUs will vest and convert into shares if the performance goals are attained and the employee is still in active employment. Shares of our common stock will be delivered to the employee upon vesting, subject to payment of applicable withholding taxes. In February 2007, our Board of Directors determined that approximately 83% of these RSUs had been earned.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For 2006, we recorded compensation charges of approximately $33.6 million related to performance-based restricted stock units. For 2005, we recorded compensation charges of approximately $12.7 million, using variable accounting under APB 25 because the performance-based goals had not yet been met. However, we determined that it was probable that the performance-based goals would be met. The fair value of these units was based on the market value of our stock on the date of grant and assumes that the target payout level will be achieved. Compensation cost is adjusted quarterly for subsequent changes in the outcome of performance-related conditions until the vesting date.

A summary of performance-based RSU activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested at December 31, 2005	1,154	$40.67
Granted	100	$44.59
Vested	(758)	$40.67
Forfeited	(85)	$40.67

Unvested at December 31, 3006	411	$41.62

The weighted average remaining contractual term for the performance-based RSUs was 0.2 years at December 31, 2006.

Restricted Stock Awards

In 2005 and 2004, we awarded restricted common stock to our employees under the 2005 Omnibus Plan and the 2003 Omnibus Plan at no cost to the employees. The restricted stock awards, or RSAs, will vest in full on the third anniversary of the date of award, provided the employee remains continuously employed with us. During the vesting period, the recipient of the restricted stock has full voting rights as a stockholder, even though the restricted stock remains subject to transfer restrictions and will generally be forfeited upon termination of employment by the recipient prior to vesting.

For 2006, we recorded $21.9 million of stock compensation charges related to restricted stock awards, prior to a first quarter pre-tax cumulative effect catch-up credit of $5.6 million, or $3.8 million after-tax, resulting from the application of an estimated forfeiture rate for prior period unvested restricted stock awards. For 2005, we recorded $22.6 million of stock compensation charges related to the restricted stock. The fair value of all time-vested RSAs is based on the market value of our stock on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

A summary of restricted stock award activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested at December 31, 2005	1,440	$53.87
Granted	—	$—
Vested	(13)	$42.99
Forfeited	(180)	$56.25

Unvested at December 31, 2006	1,247	$53.64

The weighted average remaining contractual term for the RSA’s was 0.5 years at December 31, 2006.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ESPP

Under the terms of the ESPP, employees can elect to have up to ten percent of their annual compensation (subject to certain dollar limits) withheld to purchase shares of our common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value of the common stock on the enrollment or purchase date under a look-back provision. In June 2005, our stockholders approved the amendment and restatement of the ESPP, including an increase in the number of shares available for issuance under the ESPP from 4.2 million to 6.2 million shares. At December 31, 2006, a total of 5.4 million shares of our common stock were available for issuance. During 2006, 0.5 million shares were issued under the ESPP. During 2005 and 2004, 0.6 million and 0.4 million shares, respectively, were issued under the ESPP. We utilize the Black-Scholes model to calculate the fair value of these discounted purchases. The fair value of the look-back provision plus the 15% discount amount is recognized as compensation expense over the purchase period. We apply a graded vesting approach because the plan provides for multiple purchase periods and is, in substance, a series of linked awards. In 2006, we recorded compensation charges of approximately $5.2 million.

Cash received under the ESPP in 2006 was approximately $15.2 million.

Pro-forma Disclosure

The following table illustrates the effect on net income and earnings per share if we were to have applied the fair-value based method to account for all stock-based awards for 2005 and 2004, respectively, (in thousands, except per share amounts).

	2005	2004

Reported net income	$160,711	$25,086
Stock based compensation included in net income, net of tax of $11,306 and $5,467, respectively	25,573	10,413
Pro forma stock compensation expense, net of tax	(156,783)	(70,039)

Pro forma net income	$29,501	$(34,540)

Reported basic earnings per share	$0.48	$0.07

Pro forma basic earnings per share	$0.09	$(0.10)

Reported diluted earnings per share	$0.47	$0.07

Pro forma diluted earnings per share	$0.09	$(0.10)

The fair value of each option granted under our stock-based compensation plans and each purchase right granted under our employee stock purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Option Grants
	2005	2004

Expected dividend yield	0%	0%
Expected stock price volatility	35%	42%
Risk-free interest rate	4.2%	3.4%
Expected option life in years	5.4	5.4
Per share grant date fair value	$24.89	$19.93

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Purchase Rights
	2005	2004

Expected dividend yield	0%	0%
Expected stock price volatility	36%	41%
Risk-free interest rate	3.6%	1.4%
Expected option life in years	0.20 - 2.0	0.24 - 1.5
Per share grant date fair value	$10.94	$11.34

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 did not apply to awards prior to 1995, and additional awards in future years are anticipated.

Other

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

6.	Comprehensive Income (Loss)

The accumulated balances in comprehensive income (loss) at December 31, 2006, 2005, and 2004 were as follows (in thousands):

	2006	2005	2004

Translation adjustments	$21,245	$(9,960)	$5,359
Unrealized holding gains (losses) on investments, net of tax of $(1,114), $1,948, and $443, respectively	1,416	(3,377)	(754)
Unfunded status of pension and postretirement benefit plans, net of tax of $437	(743)	—	—
Unrealized losses on derivative instruments, net of tax of $101, $337, and $6,679, respectively	(63)	(573)	(11,372)

Total comprehensive income (loss)	$21,855	$(13,910)	$(6,767)

See Note 12, Employee Benefit Plans, for discussion of unfunded status of pension and postretirement benefit plans.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Notes Payable

Notes payable at December 31, consists of the following (in thousands):

	2006	2005

30-year senior convertible promissory notes, due 2032 at 1.75%	$6,541	$6,428
20-year subordinated convertible promissory notes, due 2019 at 5.5%	39,081	37,016
Credit line from Dompé	11,876	—
Note payable to Fumedica	39,196	—

	$96,694	$43,444

Senior notes

In April and May 2002, we raised, through the issuance of our senior notes, approximately $696 million. The amount was net of underwriting commissions and expenses of $18.4 million. The senior notes are zero coupon and were priced with a yield to maturity of 1.75% annually. On April 29, 2005, holders of 99.2% of the outstanding senior notes exercised their right under the indenture governing the senior notes to require us to repurchase their senior notes. On May 2, 2005, we paid $746.4 million in cash to repurchase those senior notes. The purchased senior notes had an aggregate principal amount at maturity of approximately $1.2 billion. The purchase price for the senior notes was $624.73 in cash per $1,000 principal amount at maturity, and was based on the requirements of the indenture and the senior notes. Additionally, we made a cash payment in 2005 of approximately $62 million for the payment of tax related to additional deductible interest expense for which deferred tax liabilities had been previously established. As of December 31, 2006, our remaining indebtedness under the senior notes was $10.2 million at maturity.

Subordinated notes

In February 1999, we raised through the issuance of our subordinated notes, approximately $113 million, net of underwriting commissions and expenses of $3.9 million. The subordinated notes are zero coupon and were priced with a yield to maturity of 5.5% annually. At December 31, 2006, our remaining indebtedness under the subordinated notes was $75.4 million at maturity, due to conversion of subordinated notes into common stock.

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

Biogen-Dompe

In October 2006, Biogen-Dompe SRL, or the joint venture, a consolidated joint venture in which we are a 50% partner, obtained a 24 million Euros line of credit from us and Dompé Farmaceutici SpA, or Dompé, at a rate of 3 month LIBOR plus 25 basis points. The interest rate is reset quarterly and payable quarterly in arrears. As of December 31, 2006, the balance of the joint venture loan was 18 million Euros ($23.8 million), half of which has been eliminated as it is an intercompany loan for purposes of presenting our consolidated financial position. Borrowings are to be made equally between the partners, and any repayments are to be paid in a similar manner. The

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loan replaced a previous advance that had been made by Dompe. Any borrowings on the line of credit are due June 1, 2009.

Notes Payable to Fumedica

In December 2006, in connection with the settlement of various agreements associated with Fumedica, we entered into two notes payable, the aggregate amount of which, at present value, was 47.7 million Swiss Francs ($39.2 million). The notes are non-interest bearing, are being accreted at a rate of 5.75% and are payable in a series of payments over the period from 2008 to 2018. (See Note 2, Acquisitions and Other Agreements).

Debt Maturity

As of December 31, 2006, our total debt matures as follows (in thousands):

2007	$—
2008	9,047
2009	20,431
2010	8,089
2011	2,039
2012 and thereafter	57,088

$96,694

Fair Values

At December 31, 2006, the fair values of our debt instruments were as follows (in thousands):

Credit line from Dompé	$11,876
Notes payable to Fumedica	$39,196
20-year subordinated convertible promissory notes, due 2019	$150,314
30-year senior convertible promissory notes, due 2032	$6,541

8.	Intangible Assets and Goodwill

As of December 31, 2006 and 2005, intangible assets and goodwill, net of accumulated amortization, impairment charges and adjustments, are as follows (in thousands):

			Accumulated
December 31, 2006:	Estimated Life	Cost	Amortization	Net

Out-licensed patents	12 years	$578,000	$(150,922)	$427,078
Core/developed technology	15-20 years	3,001,516	(760,224)	2,241,292
Trademarks & tradenames	Indefinite	64,000	—	64,000
In-licensed patents	14 years	3,000	(467)	2,533
Assembled workforce	4 years	1,400	(205)	1,195
Distribution rights	2 years	11,143	—	11,143

Total		$3,659,059	$(911,818)	$2,747,241

Goodwill	Indefinite	$1,154,757	$—	$1,154,757

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Accumulated
December 31, 2005:	Estimated Life	Cost	Amortization	Net

Out-licensed patents	12 years	$578,000	$(102,756)	$475,244
Core/developed technology	15-20 years	2,984,000	(550,400)	2,433,600
Trademarks & tradenames	Indefinite	64,000	—	64,000
In-licensed patents	14 years	3,000	(243)	2,757

Total		$3,629,000	$(653,399)	$2,975,601

Goodwill	Indefinite	$1,130,430	$—	$1,130,430

Intangibles, other than Goodwill

In 2006, core/developed technology increased by $26.4 million as a result of the acquisition of Fumapharm. The assembled workforce intangible asset increased $1.4 million as a result of the acquisition of Conforma and we obtained $11.1 million of distribution rights in connection with the buy out of an agreement with Fumedica. See Note 2, Acquisitions and Other Agreements, for further discussion of these transactions.

During 2005, we recorded impairment charges of $7.9 million related to certain core technology and related to AVONEX in Japan and $5.7 million related to ZEVALIN patents. The AVONEX charge arose as a result of our decision to terminate certain clinical trials. As a result of the annual impairment analysis, the ZEVALIN patents were determined to be impaired. In both cases the charge reduced our carrying value to estimated net realizable value and was recorded as additional amortization expense.

During 2004, we recorded a charge of approximately $27.8 million related to certain core technology assets related to AMEVIVE. The charge arose form our decision to discontinue certain clinical trials. The charge reduced our carrying value to estimated net realizable value of acquired intangible assets and was recorded as additional amortization expense.

Amortization expense was $267.0 million, $302.3 million and $347.7 million for 2006, 2005 and 2004, respectively.

Amortization on intangible assets is expected to be in the range of approximately $236.5 million to $310.9 million for each of the next five years.

Goodwill

Goodwill increased $18.5 million in 2006, due to the acquisition of Fumapharm in the second quarter. During the second quarter of 2006, we also recorded an increase to goodwill of $5.4 million to correct reserves for product returns at the time of the Merger in 2003. See discussion of our revenue recognition policy in Note 1, Business Overview and Summary of Significant Accounting Policies, for additional discussion of this adjustment.

During 2005, we reduced goodwill by $20.7 million for the impact of certain assessments from the Internal Revenue Service (See Note 14, Income Taxes).

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005

Land	$79,922	$88,423
Buildings	495,579	445,300
Leasehold improvements	71,563	62,200
Furniture and fixtures	35,772	32,980
Machinery and equipment	592,180	530,505
Construction in progress	313,983	229,747

Total cost	1,588,999	1,389,155
Less accumulated depreciation	(308,614)	(214,759)

	$1,280,385	$1,174,396

Depreciation expense was $108.4 million, $135.8 million and $92.0 million for 2006, 2005 and 2004, respectively.

During 2006 and 2005, we capitalized to construction in progress approximately $2.1 million and $8.4 million, respectively, of interest costs primarily related to the development of our West Coast headquarters and research and development campus in San Diego, California, our large-scale manufacturing facility in Oceanside, California, a research facility in Cambridge, Massachusetts and our large-scale biologic manufacturing facility in Hillerod, Denmark.

At December 31, 2006, $253.6 million of the construction in progress balance was related to construction of Hillerod, Denmark. The first phase is nearly complete and involved the construction of an administrative building, a label and pack facility, a lab facility, and a facility to provide utilities to the Hillerod campus. The administrative building is in use, and the label and packaging facility and lab facility are expected to be put into use in the first quarter of 2007. The utilities facility will be in partial use in the first quarter of 2007. The second phase of the project involves construction of a large-scale manufacturing facility, and is expected to be completed in 2008. The utilities facility is expected to be in full use upon completion of the second phase.

See Note 23, Facility Impairments and Loss (Gain) on Disposition, for details of impairment charges taken.

10.	Other current assets

Other current assets consist of the following (in thousands):

	December 31,
	2006	2005

Assets held for sale	$9,297	$58,416
Deferred tax assets	47,158	41,242
Receivable from collaborations	36,643	21,069
Prepaid expenses	30,933	22,860
Interest receivable	13,641	11,629
VAT refund	3,010	13,779
Other	14,031	8,717

	$154,713	$177,712

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Accrued expenses and other

Accrued expenses and other consists of the following (in thousands):

	December 31,
	2006	2005

Employee compensation and benefits	$76,373	$59,809
Royalties and licensing fees	51,601	49,376
Collaboration expenses	15,702	17,861
Clinical development expenses	11,730	9,934
Revenue-related rebates	30,783	31,614
Other	150,680	129,239

	$336,869	$297,833

12.	Employee Benefit Plans

401(k) Employee Savings Plan

We maintain a 401(k) Savings Plan, or 401(k) Plan, which is available to substantially all U.S. regular employees over the age of 21. Participants may make voluntary contributions. We make matching contributions according to the 401(k) Plan’s matching formula. The matching contributions vest over four years of service by the employee. The 401(k) Plan also provides for certain transition contributions on behalf of participants who previously participated in the Biogen, Inc. Retirement Plan. Employer contributions for 2006, 2005 and 2004 totaled $12.0 million, $16.8 million and $11.4 million, respectively.

Deferred Compensation Plan

We maintain a non-qualified deferred compensation plan that allows a select group of management and highly compensated U.S. employees to defer a portion of their compensation and that provides for certain company credits to participants’ accounts. This arrangement is known as the Voluntary Executive Supplemental Savings Plan, or Savings Plan. The deferred compensation amounts are accrued when earned but are unfunded. Such deferred compensation is distributable in cash in accordance with the rules of the Savings Plan. Deferred compensation amounts under such plan at December 31, 2006 and 2005, totaled approximately $47.8 million and $44.1 million, respectively, and are included in other long-term liabilities in the accompanying consolidated balance sheets. Participant contributions vest immediately. Certain employer credits to participants’ accounts are subject to vesting schedules. Distributions to participants can be either in one lump sum payment or annual installments as elected by the participants.

Retiree Medical Plan

In 2003, we began to provide medical plan benefits to retirees under the age of 65. Our obligation, which is unfunded, was $6.8 million and $4.3 million at December 31, 2006 and 2005, respectively. Net periodic benefit cost for 2006, 2005 and 2004, was $1.4, million, $2.0 million and $1.8 million respectively, the majority of which related to service cost. Our liability at December 31, 2006 and 2005 related to this benefit arrangement was approximately $6.8 million and $4.3 million, respectively.

Pension Plan

We currently maintain two retiree benefit plans: a Supplemental Employee Retirement Plan; and a defined benefit plan for certain employees in Germany. Additionally, through 2004, we maintained the Biogen, Inc.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Retirement Plan, or Biogen Retirement Plan, a tax-qualified defined benefit pension plan. The Biogen Retirement Plan was terminated during 2004.

The obligations under the remaining plans totaled $4.9 million and $3.7 million at December 31, 2006 and 2005, respectively.

Net periodic pension cost for 2006, 2005 and 2004 was $1.2 million, $1.0 million and $1.1 million, respectively. The net periodic pension expense for 2004 included $3.0 million related to the cost of plan curtailment and termination of the Biogen Retirement Plan. The majority of the remaining net period pension cost related to service cost.

Accounting Policy Change

In connection with the adoption of FASB Statement No 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SASB Statements No. 87, 88, 106, and 132(R), or FASB 158, we recorded an increase to the liability for the pension and post-retirement medical plans of $1.2 million, with a corresponding increase in accumulated other comprehensive income.

13.  Other Income (Expense), Net

Total other income (expense), net, consists of the following (in thousands):

	December 31,
	2006	2005	2004

Interest income	$101,219	$62,751	$57,225
Interest expense	(871)	(9,647)	(18,898)
Other income (expense), net	(48,205)	(32,949)	(17,650)

Total other income (expense), net	$52,143	$20,155	$20,677

Other income (expense), net. included the following (in thousands):

	December 31,
	2006	2005	2004

Impairments of investments	$(34,424)	$(15,432)	$(18,482)
Foreign exchange gains (losses), net	4,870	(8,695)	5,353
Loss on sales of investments, net	(2,782)	(8,403)	(4,090)
Minority interest	(6,770)	—	—
Settlement of litigation and claims	(4,601)	(2,113)	—
Other, net	(4,498)	1,694	(431)

Total other income (expense), net	$(48,205)	$(32,949)	$(17,650)

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes

Income tax expense

The components of income before income taxes and of income tax expense for each of the three years ended December 31 are as follows (in thousands):

	2006	2005	2004

Income before income taxes (benefit):
Domestic	$525,212	$193,549	$108,298
Foreign	(33,049)	62,646	(44,205)

	$492,163	$256,195	$64,093

Income tax expense (benefit):
Current
Federal	$351,077	$180,367	$151,552
State	19,788	7,947	17,648
Foreign	13,903	5,969	5,360

	$384,768	$194,283	$174,560

Deferred
Federal	$(105,303)	$(96,111)	$(121,343)
State	(734)	(2,111)	(14,210)
Foreign	(300)	(577)	—

	$(106,337)	$(98,799)	$(135,553)

Total income tax expense	$278,431	$95,484	$39,007

Deferred tax assets and liabilities

Deferred tax assets (liabilities) are comprised of the following at December 31 (in thousands):

	2006	2005

Tax credits	$2,905	$8,106
Inventory and other reserves	27,516	36,492
Capitalized costs	43,772	40,369
Intangibles, net	43,325	39,880
Net operating loss	20,381	—
Other	26,241	25,410
Unrealized loss on investments and cumulative translation adjustment	—	2,286

Deferred tax assets	$164,140	$152,543

Fair value adjustment	$(692,579)	$(769,080)
Interest expense on notes payable	(320)	(263)
Unrealized gain on investments and cumulative translation adjustment	(575)	—
Depreciation, amortization and other	(67,153)	(104,240)

Deferred tax liabilities	$(760,627)	$(873,583)

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Rate

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the periods ending December 31 is as follows:

	2006	2005	2004

Statutory rate	35.0%	35.0%	35.0%
State taxes	3.0	1.9	2.8
Foreign taxes	(16.3)	(18.8)	(49.3)
Credits and net operating loss utilization	(0.6)	0.2	(9.0)
Other	0.6	1.2	2.1
Fair value adjustment	6.2	13.8	74.8
IPR&D	27.9	—	—
Non-deductible items	0.8	(0.3)	4.5
Tax on repatriation	—	4.3	—

Effective tax rate	56.6%	37.3%	60.9%

At December 31, 2006, we had net operating losses and general business credit carryforwards for federal income tax purposes of approximately $50 million and $1 million, respectively, which expire in 2021 and 2020, respectively. Additionally, for state income tax purposes, we had net operating losses and research credit carry forwards of approximately $49 million and $2 million, respectively, neither of which have prescribed expiration dates.

In assessing the realizability of our deferred tax assets, we have considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial reporting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Our estimates of future taxable income take into consideration, among other items, our estimates of future income tax deductions related to the exercise of stock options. Based upon the level of historical taxable income and income tax liability and projections for future taxable income over the periods in which the deferred tax assets are utilizable, we believe it is more likely than not that we will realize the benefits of our entire deferred tax assets. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

As of December 31, 2006, undistributed foreign earnings of non-U.S. subsidiaries included in consolidated retained earnings aggregated approximately $798 million, exclusive of earnings that would result in little or no net income tax expense under current U.S. tax law. We intend to reinvest these earnings indefinitely in operations outside the U.S. It is not practicable to estimate the amount of additional tax that might be payable if such earnings were remitted to the U.S.

On October 22, 2004, the American Jobs Creation Act of 2004, or the Act, was signed into law. The Act created a temporary incentive, which expired on December 31, 2005, for U.S. multinational companies to repatriate accumulated income earned outside the U.S. at an effective tax rate that could be as low as 5.25%. On December 21, 2004, the FASB issued FASB staff position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, or FSP 109-2. FSP 109-2 allowed companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for the SFAS 109 exception to recognizing deferred tax liabilities. A total distribution of $196 million was made by one of our foreign subsidiaries to one of our U.S. subsidiaries in December 2005. We incurred a charge to

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

our consolidated results of operations of approximately $11.0 million in the fourth quarter of 2005 for the tax cost related to the distribution.

IRS Settlement

During the fourth quarter of 2005, the Internal Revenue Service, or IRS, completed its examination of legacy Biogen, Inc.’s, now Biogen Idec MA Inc.’s, consolidated federal income tax returns for the fiscal years 2001 and 2002 and issued an assessment. We subsequently paid the majority of the amounts assessed and are appealing one issue. As a result of this and other income tax audit activity, Biogen Idec MA Inc. reassessed its liability for income tax contingencies to reflect the IRS findings and recorded a $13.8 million reduction in these liabilities during the fourth quarter of 2005. The corresponding effects of the adjustments to the liability for income tax contingencies through 2004 resulted in a reduction in goodwill of $20.7 million for amounts related to periods prior to the Merger and an increase in income tax expense associated with continuing operations of $6.9 million.

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

FIN 48 Assessment

We are currently evaluating the impact of FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, on our financial statements.

15.	Research Collaborations and Strategic Investments

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

mondo

On September 14, 2006, we entered into an exclusive collaboration and license agreement with mondoBIOTECH, AG, or mondo, a private Swiss biotechnology company, to develop, manufacture and commercialize Aviptadil, a clinical compound for the treatment of pulmonary arterial hypertension, or PAH. In accordance with the agreement, we will be responsible for the global manufacturing, clinical development, regulatory approval and commercialization of Aviptadil. We intend to finalize the development plan for Aviptadil and initiate additional clinical work in 2007.

Under the terms of the agreement, we paid mondo a $7.5 million upfront payment and will pay up to $30.0 million in milestones payments for successful development and commercialization of Aviptadil in PAH in the U.S. and Europe, as well as royalty payments on commercial sales. The $7.5 million upfront amount has been recorded as research and development expense in 2006.

Additionally, we have indicated our intention to make a minority equity investment of $5.0 million in mondo in the event that it undertakes an initial public offering.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Alnylam

In September 2006, we entered into a collaboration agreement with Alnylam Pharmaceuticals, Inc., or Alnylam, related to discovery and development of RNAi therapeutics for the potential treatment of PML.

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

We paid Alnylam an upfront payment of $5.0 million and agreed to additional payments of up to $51.3 million in milestone payments, plus royalties in the event of successful development and utilization of any product resulting from the collaboration. The $5.0 million upfront payment has been recorded as research and development expense in 2006.

UCB

In September 2006, we entered into a global collaboration with UCB, S.A., or UCB to jointly develop and commercialize CDP323 for the treatment of relapsing-remitting MS and other potential indications. CDP323 is an orally active small molecule alpha-4 integrin inhibitor expected to enter Phase II clinical trials next year.

Under terms of the agreement, we paid UCB an upfront payment of $30.0 million and agreed to make development milestone payments to UCB for the first indication of up to $93.0 million, with total milestone payments of up to $71.3 million payable for any additional indications. We will also pay UCB up to $75.0 million in commercialization milestones and will contribute significantly to clinical costs for Phase II and Phase III studies. All commercialization costs and profits will be shared equally. The $30.0 million upfront payment has been recorded as research and development expense in 2006.

PDL

In August 2005, we entered in a collaborative agreement with PDL BioPharma, Inc., or PDL, for the joint development, manufacture and commercialization of three Phase II antibody products. Under this agreement, Biogen Idec and PDL will share in the development and commercialization of daclizumab in MS and indications other than transplant and respiratory diseases, and the development and commercialization of M200 (volociximab) and HuZAF (fontolizumab) in all indications. Fontolizumab was discontinued during 2006. Both companies will share equally the costs of all development activities and all operating profits from each collaboration product within the U.S. and Europe. We paid PDL a non-refundable upfront licensing fee of $40.0 million, which we concluded had no alternative future uses and was therefore included in research and development expenses in 2005. We also accrued $10.0 million in research and development expense in 2005 for future payments that were determined to be unavoidable. The terms of the collaborative agreement require us to make certain development and commercialization milestone payments upon the achievement of certain program objectives totaling up to $660.0 million over the life of the agreement, of which $560.0 million relates to development and $100.0 million relates to the commercialization of collaboration products.

In addition to the collaborative agreement, we purchased approximately $100.0 million of common stock, or 3.5% of its common stock, from PDL. We recorded an impairment charge of $18.3 million during 2006 to reflect an other than temporary impairment in the value of the stock we own.

Sunesis

In December 2002, Biogen, Inc. entered into a collaboration agreement with Sunesis Pharmaceuticals, Inc., or Sunesis, related to the discovery and development of oral therapeutics for the treatment of inflammatory and

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

autoimmune diseases. In August 2004, we entered into a collaborative agreement with Sunesis to discover and develop small molecule cancer therapeutics targeting primarily kinases. Under the agreement, we acquired exclusive licenses to develop and commercialize certain compounds resulting from the collaboration. Upon signing the agreement, we paid Sunesis a non-refundable upfront license fee of $7.0 million, which was recorded in research and development expenses in 2004. During 2005, we recorded $1.0 million to research and development expense for milestones achieved through the collaboration with Sunesis, of which $0.5 million was paid to Sunesis in 2005.

We have committed to paying Sunesis additional amounts upon the completion of certain future research milestones and first and second indication development milestones. If all the milestones were to be achieved based on our plan of research, we would be required to pay up to an additional $302.0 million to Sunesis, excluding royalties.

Under the terms of the agreements, we purchased approximately 4.2 million shares of preferred stock of Sunesis for $20.0 million and, in September 2005, we purchased $5.0 million of common stock of Sunesis as part of their initial public offering, or IPO. At the time of the IPO our preferred stock was converted into shares of Sunesis common stock and, based on the IPO valuation, we wrote-down the value of our investment in Sunesis by $4.6 million as we had determined that the impairment was other than temporary.

Following the IPO, we own approximately 2.9 million shares, or 9.9% of the common stock. We recorded an impairment charge of $7.2 million during 2006 to reflect an other than temporary impairment in the value of the stock we own.

Vernalis

In June 2004, we entered into a collaborative research and development agreement with Vernalis plc, or Vernalis, aimed at advancing research into Vernalis’ adenosine A2A receptor antagonist program, which targets Parkinson’s disease and other central nervous system disorders. Under the agreement, we received exclusive worldwide rights to develop and commercialize Vernalis’ lead compound, BIIB014, formerly V2006. We paid Vernalis an initial license fee of $10.0 million in July 2004, which was recorded in research and development expenses in the second quarter of 2004. Terms of the collaborative agreement may require us to make milestone payments upon the achievement of certain program objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration. In June 2004, we made an investment of $5.5 million through subscription for approximately 6.2 million new Vernalis common shares, representing 4.19% of Vernalis’ post-financing issued share capital, and committed to purchase an additional $4.0 million in the event of future Vernalis financing. In March 2005, we purchased approximately 1.4 million additional shares under a qualified offering for $1.8 million, which fully satisfies our investment obligation to Vernalis. We now hold a total of approximately 7.6 million shares of Vernalis, representing 2.4% of total shares outstanding. Our investment in Vernalis is included in investments and other assets and has a fair value of $9.3 million at December 31, 2006. We account for our investment in Vernalis using the cost method of accounting, subject to periodic review of impairment. We paid development milestones of $3.0 million in the fourth quarter of 2006. If all the milestones were to be achieved, we would be required to pay up to an additional $85.0 million, excluding royalties, over the remaining life of the agreement.

MPM

In May 2004, we entered into a limited partnership agreement as a limited partner with MPM Bioventures III GP, LP, to create MPM Bioventures Strategic Fund, LP, or the Strategic Fund. The purpose of the Strategic Fund is to make, manage, and supervise investments in biotechnology companies with novel products or technologies that fit strategically with Biogen Idec. The Strategic Fund takes only minority positions in the equity of its investments, and does not seek to engage in day-to-day management of the entities. In February 2006, we adjusted our

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitment to the Strategic Fund to approximately $32 million over a three-year period. Through December 31, 2006, we contributed $18.3 million to the Strategic Fund.

In April 2004, we became a limited partner in MPM Bioventures III-QP, LP, or the LP, a limited partnership that invests in entities that are engaged in the research, development, manufacture, marketing and/or sale of novel biological products or technologies. We have committed to contribute $4.0 million to the LP. Through December 31, 2006, we have contributed $3.4 million into the LP, which is included in investments and other assets in our consolidated balance sheets.

In February 2006, we became a limited partner in MPM Bioventures IV-QP, LP a limited partnership that invests in entities that are engaged in the research, development, manufacture, marketing and/or sale of novel biological products or technologies. We have committed to contribute up to $10.0 million to the LP and made an initial contribution of $1.0 million to the LP. Through December 31, 2006, we have contributed $1.8 million into the LP, which is included in investments and other assets in our consolidated balance sheets.

In May 2006, we became a limited partner in MPM Bioventures IV- Strategic Fund, LP, a limited partnership that invests in entities that are engaged in the research, development, manufacture, marketing and/or sale of novel biological products or technologies. We have committed to contribute up to $10.0 million to the LP and made an initial contribution of $1.1 million to the LP. Through December 31, 2006, we have contributed $1.1 million into the LP, which is included in investments and other assets in our consolidated balance sheets.

Vetter

In August 2003, Biogen, Inc. entered into a collaboration agreement with Vetter Pharma-Fertigung GmbH & Co. KG, or Vetter, for the fill-finish of our products, including liquid AVONEX and TYSABRI. As of December 31, 2006, we have made milestone payments to Vetter of 29.8 million euros in return for its reserving certain manufacturing capacity for us at its fill-finish facility. We have potential remaining payments of approximately 5.2 million Euros, which we expect to pay upon Vetter’s completion of the final milestone in the first quarter of 2007. Under the terms of the agreement, the ultimate total payments of 35 million euros will reduce payments due on our future purchases of inventory from Vetter over a seven-year period. Accordingly, we have recorded approximately $6.6 million and $29.0 million of these payments in other current assets and in investments and other assets, respectively, in our consolidated balance sheets. The related portion of the asset will be reclassified to inventory when purchases from Vetter are made, and will then be recognized as cost of product revenues in our consolidated statement of income as the inventory is sold.

Schering

In June 1999, we entered into a collaboration and license agreement with Schering AG, aimed at the development and commercialization of ZEVALIN. Under the terms of the agreement, we may receive milestone and research and development support payments totaling up to $47.5 million, subject to the attainment of product development objectives. Schering AG received exclusive marketing and distribution rights to ZEVALIN outside the U.S., and we will continue to receive royalties on product sales by Schering AG. Under the terms of a separate supply agreement, we are obligated to meet Schering AG’s clinical and commercial requirements for ZEVALIN. Schering AG may terminate these agreements for any reason. During 2004, we recognized revenues from our agreements with Schering AG of $10.0 million, which are included in corporate partner revenues. Under the above agreement, amounts earned by us and recognized as revenue for contract research and development approximate the research and development expenses incurred under the related agreement.

Targeted

We have no ongoing commitments with respect to Targeted Genetics Corporation, or Targeted. In connection with the expired agreements, however, we acquired shares of Targeted. At December 31, 2006, we own

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 2.2 million shares of Targeted’s common stock with a fair value of $11.7 million, which are included in investments and other assets in our consolidated balance sheets. In 2005, we recognized a $9.2 million charge for the impairment of our Targeted investment that was determined to be other-than-temporary.

In 2006, we received one million shares of Targeted and $0.5 million in cash in exchange for forgiveness of $5.7 million of debt owed by Targeted to us. We recorded a gain of $3.4 million in respect of the exchange of shares and the cash payment for the loan. As a result of the transactions, as of December 31, 2006, we owned 19.9% of the outstanding shares of Targeted. We account for our investment in Targeted using the cost basis. We recorded an additional $0.6 million gain related to additional payments to which Targeted committed in December 2006.

16.	Unconsolidated Joint Business Arrangement

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

In 2006, 2005 and 2004, the 40% threshold was met during the first quarter. For each calendar year or portion thereof following the approval date of the first new anti-CD20 product, the pretax copromotion profit-sharing formula for RITUXAN and other anti-CD20 products sold by us and Genentech will change to the following:

	New Anti-CD20 U.S.	Biogen Idec’s Share
Copromotion Operating Profits	Gross Product Sales	of Copromotion Profits

First $50 million(1)	N/A	30%
Greater than $50 million	Until such sales exceed $150 million	38%
	in any calendar year(2)
	Or
	After such sales exceed $150 million	35%
	in any calendar year and until such sales exceed $350 million in any calendar year(3)
	Or
	After such sales exceed $350 million	30%
	in any calendar year(4)

(1)	not applicable in the calendar year the first new anti-CD20 product is approved if $50 million in copromotion operating profits has already been achieved in such calendar year through sales of RITUXAN.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	if we are recording our share of RITUXAN copromotion profits at 40%, upon the approval date of the first new anti-CD20 product, our share of copromotion profits for RITUXAN and the new anti-CD20 product will be immediately reduced to 38% following the approval date of the first new anti-CD20 product until the $150 million new product sales level is achieved.

(3)	if $150 million in new product sales is achieved in the same calendar year the first new anti-CD20 product receives approval, then the 35% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year. Once the $150 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years’ (after the first $50 million in copromotion operating profits in such years) will be 35% until the $350 million new product sales level is achieved.

(4)	if $350 million in new product sales is achieved in the same calendar year that $150 million in new product sales is achieved, then the 30% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year (or January 1 of the second following calendar year if the first new anti-CD20 product receives approval and, in the same calendar year, the $150 million and $350 million new product sales levels are achieved). Once the $350 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years will be 30%.

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

The amended and restated collaboration agreement provides that, upon the occurrence of a Biogen Idec change-in-control as described in the agreement, within 90 days of that change-in-control, Genentech may present an offer to us to purchase our rights to RITUXAN. We must then accept Genentech’s offer or purchase Genentech’s rights to RITUXAN for an amount proportioned (using the profit sharing ratio between us) to Genentech’s offer. If Genentech presents such an offer in such a situation, then Genentech will be deemed concurrently to have exercised a right, in exchange for a share in the operating profits or net sales in the U.S. of any new products developed under the agreement, to purchase our interest in each such product. As discussed in Note 18, Litigation, Genentech asserted for the first time that the November 2003 transaction in which Idec acquired Biogen and became Biogen Idec was a change of control of our company under the Collaboration Agreement. We strongly disagree that the Merger was a change-in-control of our company, but if it was, our position is that Genentech’s rights under the change-in-control provision in the Collaboration Agreement have long since expired.

Concurrent with the original collaboration agreement, we also entered into an expression technology license agreement with Genentech (for a proprietary gene expression technology developed by us) and a preferred stock purchase agreement providing for certain equity investments in us by Genentech (see Note 19, Shareholders’ Equity).

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total revenues from unconsolidated joint business for the years ended December 31 consist of the following (in thousands):

	2006	2005	2004

Copromotion profits	$555,764	$513,774	$457,025
Reimbursement of selling and development expenses	61,075	47,593	37,710
Royalty revenue on sales of RITUXAN outside the U.S.	194,025	147,514	121,008

	$810,864	$708,881	$615,743

The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country by country basis. RITUXAN was launched in 1998 in most European countries and in 2001 in Japan.

17.	Commitments and Contingencies

Leases

We rent laboratory and office space and certain equipment under noncancellable operating leases. The rental expense under these leases, which terminate at various dates through 2015, amounted to $26.2 million in 2006, $32.2 million in 2005, and $35.4 million in 2004. The lease agreements contain various clauses for renewal at our option and, in certain cases, escalation clauses linked generally to rates of inflation.

At December 31, 2006, minimum annual rental commitments under noncancellable leases were as follows (in thousands)

	2007	2008	2009	2010	2011	Thereafter	Total

Minimum lease payments	$30,081	$24,392	$17,342	$13,278	$11,214	$23,156	$119,463
Income from subleases	5,829	5,352	4,230	2,152	—	—	17,563

Net minimum lease payments	$24,252	$19,040	$13,112	$11,126	$11,214	$23,156	$101,900

Construction Commitments

In August 2004, we restarted construction of our large-scale biologic manufacturing facility in Hillerod, Denmark. In March 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk-manufacturing component of our large-scale biologic manufacturing facility in Hillerod, Denmark. Additionally, we added a labeling and packaging component to the project. We also determined that we would no longer proceed with the fill-finish component of that facility. The original cost of the revised project was expected to be $372.0 million. As of December 31, 2006, we had committed approximately $304.4 million to the project, of which $275.3 million had been paid. The administrative building is already in use. The lab facility and the label and packaging facility were substantially completed in 2006 and will be licensed for operation in 2007. The second phase of the project, a large-scale manufacturing facility, is expected to be completed in 2008. In October 2006, our Board of Directors approved the second phase of the project, which is expected to cost an additional $225 million.

18.	Litigation

On March 2, 2005, we, along with William H. Rastetter, our former Executive Chairman, and James C. Mullen, our Chief Executive Officer, were named as defendants in a purported class action lawsuit, captioned Brown v. Biogen Idec Inc., et al. (“Brown”), filed in the U.S. District Court for the District of Massachusetts (the “Court”). The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action is purportedly brought on behalf of all purchasers of our publicly-

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

traded securities between February 18, 2004 and February 25, 2005. The plaintiff alleges that the defendants made materially false and misleading statements regarding potentially serious side effects of TYSABRI in order to gain accelerated approval from the FDA for the product’s distribution and sale. The plaintiff alleges that these materially false and misleading statements harmed the purported class by artificially inflating our stock price during the purported class period and that company insiders benefited personally from the inflated price by selling our stock. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. Substantially similar actions, captioned Grill v. Biogen Idec Inc., et al. and Lobel v. Biogen Idec Inc., et al., were filed on March 10, 2005 and April 21, 2005, respectively, in the same court by other purported class representatives. Those actions have been consolidated with the Brown case. On October 13, 2006, the plaintiffs filed an amended consolidated complaint which, among other amendments to the allegations, adds as defendants Peter N. Kellogg, our Chief Financial Officer, William R. Rohn, our former Chief Operating Officer, Burt A. Adelman, our Executive Vice President, Portfolio Strategy, and Thomas J. Bucknum, our former General Counsel. On November 15, 2006, we and all the other defendants who had been served as of that date filed a motion to dismiss the amended consolidated complaint. The plaintiffs’ opposition to our Motion to Dismiss was filed on December 18, 2006. We believe that the actions are without merit and intend to contest them vigorously. At this early stage of litigation, we cannot make any estimate of a potential loss or range of loss.

On March 9, 2005, two purported shareholder derivative actions, captioned Carmona v. Mullen, et al. (“Carmona”) and Fink v. Mullen, et al. (“Fink”), were brought in the Superior Court of the State of California, County of San Diego (the “California Court”), on our behalf, against us as nominal defendant, our Board of Directors and our chief financial officer. The plaintiffs derivatively claim breach of fiduciary duties, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment against all defendants. The plaintiffs also derivatively claim insider selling in violation of California Corporations Code § 25402 and breach of fiduciary duty and misappropriation of information against certain defendants who sold our securities during the period of February 18, 2004 to the date of the complaints. The plaintiffs seek unspecified damages, treble damages for the purported insider trading in violation of California Corporate Code § 25402, equitable relief including restriction of the defendants’ trading proceeds or other assets, restitution, disgorgement and costs, including attorneys’ fees and expenses. On May 9, 2006, final judgment was entered in favor of the defendants. On July 17, 2006, Plaintiffs filed a notice of appeal in the California Court to the Court of Appeal, Fourth Appellate District, Division 1 (the “Court of Appeal”). On November 8, 2006, the plaintiffs filed a request for dismissal of the appeal, which the Court of Appeal allowed on November 13, 2006. Since this matter is now concluded, we will no longer include disclosure of this case in future reports.

On April 21, 2005, we received a formal order of investigation from the Boston District Office of the SEC. The SEC is investigating whether any violations of the federal securities laws occurred in connection with the suspension of marketing and commercial distribution of TYSABRI. We have cooperated fully with the SEC in this investigation. We are unable to predict the outcome of this investigation or the timing of its resolution at this time.

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

On October 4, 2004, Genentech Inc. received a subpoena from the U.S. Department of Justice requesting documents related to the promotion of RITUXAN. We market RITUXAN in the U.S. in collaboration with Genentech. Genentech has disclosed that it is cooperating with the associated investigation which they disclosed that they have been advised is both civil and criminal in nature. Genentech has reported further that the government has called and is expected to call former and current Genentech employees to appear before a grand jury in

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with this investigation. We are cooperating with the U.S. Department of Justice in its investigation of Genentech. The potential outcome of this matter and its impact on us cannot be determined at this time.

Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in certain cases, Biogen Idec Inc., was named as a defendant in lawsuits filed by the City of New York and numerous Counties of the State of New York. All of the cases, except for the County of Erie, County of Nassau, County of Oswego and County of Schenectady, are the subject of a Consolidated Complaint (“Consolidated Complaint”), which was filed on June 15, 2005 in U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456. The County of Nassau, which originally filed its complaint on November 24, 2004, filed an amended complaint on March 24, 2005 and that case is also pending in the U.S. District Court for the District of Massachusetts. The County of Erie, County of Oswego and County of Schenectady cases have been removed and conditionally transferred to the U.S. District Court for the District of Massachusetts, and are currently subject to motions to remand and oppositions to the conditional transfer.

All of the complaints allege that the defendants (i) fraudulently reported the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement, also referred to as Covered Drugs; (ii) marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; (iii) provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and (iv) overcharged Medicaid for illegally inflated Covered Drugs reimbursements. The complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, the Consolidated Complaint and County of Nassau complaint allege that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements entered into with the Secretary of Health and Human Services, and excluded from their reporting certain drugs offered at discounts and other rebates that would have reduced the “best price.” We, along with the other defendants, have filed motions to dismiss the Consolidated Complaint and the complaint by the County of Nassau. These motions are currently pending. Biogen Idec has answered the complaints filed by the Counties of Erie, Oswego and Schenectady. Biogen Idec intends to defend itself vigorously against all of the allegations and claims in these lawsuits. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

We, along with several other major pharmaceutical and biotechnology companies, were also named as a defendant in a lawsuit filed by the Attorney General of Arizona. The lawsuit was filed in the Superior Court of the State of Arizona on December 6, 2005. The complaint alleges that the defendants fraudulently reported the Average Wholesale Price for certain drugs covered by the State of Arizona’s Medicare and Medicaid programs, and marketed these drugs to providers based on the providers’ ability to collect inflated payments from the government and other third-party payors. The complaint alleges violations of Arizona state law based on consumer fraud and racketeering. The defendants have removed this case to federal court and the Joint Panel on Multi-District Litigation has transferred the case to Multi-District Litigation No. 1456 pending in the U.S. District Court for the District of Massachusetts. The parties have stipulated that defendants’ motions to dismiss will be briefed in February and March 2007. We intend to defend ourselves vigorously against all of the allegations and claims in this lawsuit. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

On January 6, 2006, we were served with a lawsuit, captioned United States of America ex rel. Paul P. McDermott v. Genentech, Inc. and Biogen-Idec, Inc., filed in the United States District Court of the District of Maine (“Court”). The lawsuit was filed under seal on July 29, 2005 by a former employee of our co-defendant Genentech pursuant to the False Claims Act, 31 U.S.C. section 3729 et. seq. On December 20, 2005, the U.S. government elected not to intervene, and the complaint was subsequently unsealed and served. On April 4, 2006, the plaintiff filed his first amended complaint alleging, among other things, that we directly solicited physicians and their staff members to illegally market off-label uses of RITUXAN for treating rheumatoid arthritis, provided illegal kickbacks to physicians to promote off-label uses, trained our employees in methods of avoiding

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the detection of these off-label sales and marketing activities, formed a network of employees whose assigned duties involved off-label promotion of RITUXAN, intended and caused the off-label promotion of RITUXAN to result in the submission of false claims to the government, and conspired with Genentech to defraud the government. The plaintiff seeks entry of judgment on behalf of the United States of America against the defendants, an award to the plaintiff as relator, and all costs, expenses, attorneys’ fees, interest and other appropriate relief. On May 4, 2006, we filed a motion to dismiss the first amended complaint on the grounds that the Court lacks subject matter jurisdiction, the complaint fails to state a claim and the claims were not pleaded with particularity. On December 14, 2006, the Magistrate Judge recommended that the Court dismiss the case based on our and Genentech’s Motion to Dismiss. The Plaintiff filed objections to this recommendation and the matter awaits decision by the District Court Judge. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

On June 17, 2006, Biogen Idec filed a Demand for Arbitration against Genentech, Inc. with the American Arbitration Association (“AAA”). In the Demand for Arbitration, Biogen Idec alleged that Genentech breached the parties’ Amended and Restated Collaboration Agreement dated June 19, 2003 (the “Collaboration Agreement”), by failing to honor Biogen Idec’s contractual right to participate in strategic decisions affecting the parties’ joint development and commercialization of certain pharmaceutical products, including humanized anti-CD20 antibodies. The original Demand for Arbitration filed by Biogen Idec focused primarily on Genentech’s unilateral development of an anti-CD20 product known as a second generation anti-CD20 molecule to treat Neuromyelitis Optica (“NMO”), a relatively rare disorder of the central nervous system. Genentech filed an Answering Statement in response to Biogen Idec’s Demand in which Genentech denied that it had breached the Collaboration Agreement and alleged that Biogen Idec had breached the Collaboration Agreement. Genentech also asserted for the first time that the November 2003 transaction in which Idec acquired Biogen and became Biogen Idec was a change of control of our company under the Collaboration Agreement, a position with which we disagree strongly. It is our position that the Biogen Idec merger did not constitute a change of control under the Collaboration Agreement and that, even if it did, Genentech’s rights under the change of control provision, which must be asserted within ninety (90) days of the change of control event, have long since expired. We intend to vigorously assert that position if Genentech persists in making this claim. On December 5, 2006, Biogen Idec filed an Amended Demand for Arbitration with the AAA to make clear that the parties’ dispute also includes a disagreement over Genentech’s unilateral development of another collaboration product — a third generation anti-CD20 molecule to treat certain oncology indications. A three-member arbitration panel has been selected to decide this matter. The arbitration is in a very early stage and we cannot make a determination as to the likely outcome.

On August 10, 2004, Classen Immunotherapies, Inc. filed suit against us, GlaxoSmithKline, Chiron Corporation, Merck & Co., Inc., and Kaiser-Permanente, Inc. in the U.S. District Court for the District of Maryland contending that we induced infringement of U.S. Patent Nos, 6,420,139, 6,638,739, 5,728,383, and 5,723,283, all of which are directed to various methods of immunization or determination of immunization schedules. All Counts asserted against us by Classen were dismissed by the Court upon various motions filed by the Parties. In early December, Classen filed its initial appeal brief with the United States Court of Appeals for the Federal Circuit. In that brief, Classen argues for the first time that Biogen has no reporting duties and no activities related to FDA reporting regarding Hepatitis B vaccines and hence can have no claim to a safe harbor protection under Section 271(e)1. Classen asserts, however, that we are inducing infringement by having users consider risk prior to choosing an immunization schedule. Although our opposing brief will not be filed for several months, we will likely argue that Classen has waived this argument by not raising it in the district court and, moreover, that the argument lacks merit because we cannot induce infringement if there has been no actual infringement. We are unable, however, to predict the outcome of this appeal.

On January, 30, 2007, the Estate of Thaddeus Leoniak commenced a civil lawsuit in the Court of Common Pleas, Philadelphia County, Pennsylvania, against Biogen Idec, the Fox Chase Cancer Center and three physicians. The Complaint alleges that Thaddeus Leoniak died as a result of taking the drug ZEVALIN, and seeks to hold Biogen Idec strictly liable for placing an allegedly “unreasonably dangerous” product in the stream of commerce

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

without proper warnings. The Complaint also seeks to hold the Company liable for alleged negligence in the design, manufacture, advertising, marketing, promoting, distributing, supplying and selling of ZEVALIN. The lawsuit seeks damages for pecuniary losses suffered by the decedent’s survivors and for compensatory damages for decedent’s pain and suffering, loss of earnings and deprivation of normal activities, all in an amount “in excess of $50,000.” On January 31, 2007, the Plaintiff’s counsel demanded $7.0 million to settle the lawsuit. Biogen Idec has not formed an opinion that an unfavorable outcome is either “probable” or “remote” and does not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. The Company believes that it has good and valid defenses to the Complaint and intends to vigorously defend the case.

In addition, we are involved in product liability claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.

19.	Shareholders’ Equity

Preferred Stock

Preferred stock was comprised of the following at December 31 (in thousands):

	2006			2005
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Series A Preferred Stock	1,750	8	8	1,750	8	8
Series X Junior Participating Preferred Stock	1,000	—	—	1,000	—	—
Undesignated	5,250	—	—	5,250	—	—

	8,000	8	8	8,000	8	8

We have 8,000,000 shares of Preferred Stock authorized, of which 1,750,000 shares have been designated as Series A Preferred Stock and 1,000,000 shares have been designated as Series X Junior Participating Preferred Stock. The balance may be issued without a vote or action of stockholders from time to time in classes or series with the designations, powers, preferences, and the relative, participating, optional or other special rights of the shares of each such class or series and any qualifications, limitations or restrictions thereon as set forth in the stock certificate. Any such Preferred Stock may rank prior to common stock as to dividend rights, liquidation preference or both, and may have full or limited voting rights and may be convertible into shares of common stock. As of December 31, 2006 and 2005, there were 8,221 shares of Series A Preferred Stock issued and outstanding. These shares carry a liquidation preference of $67 and are convertible into 60 shares of common stock per share of Preferred Stock. No other shares of Preferred Stock were issued and outstanding as of December 31, 2006 and 2005.

Stockholder Rights Plan

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

Stock Repurchase Programs

In October 2004, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock will provide us with treasury shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program expired October 4, 2006. During 2006, we repurchased 7.5 million shares at a cost of $320.3 million. During 2005, we repurchased 7.5 million shares at a cost of $324.3 million.

In October 2006, our Board of Directors authorized the repurchase of up to an additional 20.0 million shares of our common stock. The repurchased stock will provide us with treasury shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program does not have an expiration date. No shares have been repurchased under the program as of December 31, 2006.

20.	Segment Information

We operate in one business segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care and, therefore, our chief operating decision-maker manages the operations of our Company as a single operating segment. Enterprise-wide disclosures about product revenues, other revenues and long-lived assets by geographic area and information relating to major customers are presented below. Revenues are primarily attributed to individual countries based on location of the customer or licensee.

Revenue by product for 2006, 2005 and 2004, respectively, is as follows (in thousands):

	2006			2005			2004
		Rest of			Rest of			Rest of
	US	World	Total	US	World	Total	US	World	Total

AVONEX	$1,022,210	$684,509	$1,706,719	$938,672	$604,413	$1,543,085	$922,572	$494,585	$1,417,157
AMEVIVE	4,999	6,525	11,524	34,892	13,565	48,457	41,601	1,429	43,030
ZEVALIN	16,418	1,349	17,767	19,451	1,355	20,806	18,740	4,296	23,036
FUMADERM	—	9,472	9,472	—	—	—	—	—	—
TYSABRI	25,865	9,966	35,831	4,656	—	4,656	3,121	—	3,121

Total product revenues	$1,069,492	$711,821	$1,781,313	$997,671	$619,333	$1,617,004	$986,034	$500,310	$1,486,344

Our geographic information is as follows (in thousands):

December 31, 2006	US	Europe	Asia	Other	Total

Product revenues from external customers	$1,069,492	$591,056	$383	$120,382	$1,781,313
Revenues from unconsolidated joint business	$616,838	$150,151	$16,662	$27,213	$810,864
Other revenues from external customers	$61,502	$18,929	$10,441	$—	$90,872
Long-lived assets	$2,110,796	$790,378	$1,287	$35,782	$2,938,243

In 2006, we recorded revenue from one specialty distributor and three wholesale distributors accounting for a total of 15%, 18%, 14%, and 12% of total product revenue, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2005	US	Europe	Asia	Other	Total

Product revenues from external customers	$997,671	$500,247	$235	$118,851	$1,617,004
Revenues from unconsolidated joint business	$561,367	$109,343	$16,315	$21,856	$708,881
Other revenues from external customers	$64,075	$21,434	$10,219	$887	$96,615
Long-lived assets	$2,051,573	$586,603	$1,384	$3,275	$2,642,835

In 2005, we recorded revenue from one specialty distributor and three wholesale distributors accounting for a total of 17%, 18%, 15%, and 12% of total product revenue, respectively.

December 31, 2004	US	Europe	Asia	Other	Total

Product revenues from external customers	$986,050	$406,898	$—	$93,396	$1,486,344
Revenues from unconsolidated joint business	$494,735	$90,781	$18,632	$11,595	$615,743
Other revenues from external customers	$62,487	$35,389	$10,584	$1,015	$109,475
Long-lived assets	$2,201,760	$433,895	$1,569	$153,558	$2,790,782

In 2004, we recorded revenue from one specialty distributor and three wholesale distributors accounting for a total of 17%, 17%, 16%, and 14% of total product revenue, respectively.

Approximately 30%, 29%, and 28% of our total revenues in 2006, 2005, and 2004, respectively, are derived from our joint business arrangement with Genentech (see Note 16, Unconsolidated Joint Business Arrangement).

21.	Severance and Other Restructuring Costs

2005 Strategic Plan

In September 2005, we began implementing a comprehensive strategic plan, or the 2005 Strategic Plan, in conjunction with which we consolidated or eliminated certain internal management layers and staff functions, resulting in the reduction of our workforce that represented approximately 17%, or approximately 650 positions worldwide at that time. These adjustments took place across company functions, departments and sites, and were substantially implemented by the end of 2005. We recorded restructuring charges of $31.4 million in connection with these activities, of which $28.3 million related to severance and other employee termination costs, including health benefits, outplacement and bonuses. Other costs were $3.1 million and included write-downs of certain research assets that will no longer be utilized, consulting costs in connection with the restructuring effort, and costs related to the acceleration of restricted stock, offset by the reversal of previously recognized compensation due to unvested restricted stock cancellations.

2006 Restructurings

During 2006, we incurred additional restructuring costs associated with acquisitions and planned dispositions. Specifically, we incurred $1.2 million in severance costs associated with the acquisition of Conforma during 2006, and $1.7 million related in headcount reductions related to the planned disposition of our ZEVALIN product line.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Remaining Reserve Balance

The remaining liability at December 31, 2006 associated with the 2005 Strategic Plan and the 2006 Restructurings, which is included in accrued expenses and other in our consolidated balance sheet, is as follows (in thousands):

			Remaining				Remaining
	Costs	Paid/Settled	Liability at	Costs			Liability at
	Incurred	During	December 31,	Incurred	Adjustments	Paid/Settled	December 31,
	During 2005	2005	2005	During 2006	During 2006	During 2006	2006

Severance and employee termination costs	$28,287	$(10,861)	$17,426	$3,608	$(1,355)	$(17,625)	$2,054
Other costs	3,118	(3,087)	31	85	—	(57)	59

Total	$31,405	$(13,948)	$17,457	$3,693	$(1,355)	$(17,682)	$2,113

Other Items

On December 16, 2005, Dr. William H. Rastetter, our former Executive Chairman, entered into a letter agreement confirming Dr. Rastetter’s retirement as Executive Chairman and Chairman of the Board and his resignation from the Board, all effective as of December 30, 2005. As a result, Dr. Rastetter was entitled to, among other things, payments equal to his 2005 target bonus and three times the sum of his annual salary and target bonus, immediate vesting of his unvested stock options and restricted stock awards. These charges related to Dr. Rastetter’s retirement amounted to $7.1 million, and no liability related to Dr. Rastetter’s retirement remained as of December 31, 2005.

In 2004, we recorded charges of $4.4 million related to severance obligations for certain employees affected by the Merger in our San Diego facilities, and $2.3 million of restructuring costs related to the relocation of our European headquarters. In 2003, we accrued $2.1 million of restructuring costs related to severance obligations for certain employees affected by the Merger in our Cambridge facilities, and accrued an additional $1.0 million of charges in 2004. Substantially all of these amounts had been paid out by December 31, 2005.

22.	Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, or FIN No. 45. FIN No. 45 elaborates on the disclosures to be made by a guarantor inside its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Since January 1, 2003, we have not issued or modified any guarantees as defined by FIN No. 45.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2006.

In connection with the relocation from leased facilities to our new research and corporate campus in San Diego, California, we entered into a lease assignment, in January 2005, with Tanox West, Inc., or Tanox, for a

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturing facility in San Diego for which we have outstanding lease obligations through September 2008. Under the lease assignment, Tanox was assigned all of our rights, title, and interest in the amended lease and assumed all of the terms, covenants, conditions and obligations required to be kept, performed and fulfilled under the amended lease, including the making of all payments under the amended lease. However, if Tanox were to fail to perform under the lease assignment we would be responsible for all obligations under the amended lease through September 2008. At December 31, 2006, our estimate of the maximum potential of future payments under the amended lease through September 2008 is $8.7 million. Under the lease assignment, Tanox has agreed to indemnify and hold us harmless from and against any and all claims, proceedings and demands and all costs, expenses and liabilities arising out of their performance or failure to perform under the lease assignment.

23.	Facility Impairments and Loss (Gain) on Disposition

As of March 31, 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk manufacturing component of our large-scale biologic manufacturing facility in Hillerod, Denmark. Additionally, we added a labeling and packaging component to the project, but determined that we would no longer proceed with the fill-finish component of the large-scale biological manufacturing facility. As a result, we recorded an impairment charge of approximately $6.2 million in 2005 related to the fill-finish component that had previously been capitalized.

In June 2005, we sold our large-scale biologics manufacturing facility in Oceanside, California, known as NIMO, along with approximately 60 acres of real property located in Oceanside, California upon which NIMO is located, together with improvements, related property rights, and certain personal property intangibles and contracts at or related to the real property. Total consideration for the purchase was $408.1 million. The loss from this transaction was $83.5 million which consisted primarily of the write-down of NIMO to net selling price, sales and transfer taxes, and other associated transaction costs.

In February 2006, we sold our clinical manufacturing facility in Oceanside, California, known as NICO. The assets associated with the facility were included in assets held for sale on our consolidated balance sheet as of December 31, 2005. Total consideration was $29.0 million. In 2005, we recorded impairment charges totaling $28.0 million to reduce the carrying value of NICO to its net realizable value. No additional loss resulted from completion of the sale.

In December 2006, we completed the sale of a research building at our Cambridge, Massachusetts facility. Proceeds from the sale were approximately $39.5 million. We recorded a pre-tax gain of $15.6 million on the sale. We will continue to occupy a minor portion of the building through December 31, 2007 under a leasing arrangement and have recorded prepaid rent of approximately $0.7 million at December 31, 2006.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter(a)	Quarter(b),(c)	Quarter	Quarter(d)	Total Year
	(In thousands, except per share amounts)

2006
Total revenues	$611,175	$660,041	$703,492	$708,341	$2,683,049
Product revenue	406,519	436,081	475,096	463,617	1,781,313
Unconsolidated joint business revenue	183,380	206,095	203,820	217,569	810,864
Other revenue	21,276	17,865	24,576	27,155	90,872
Total expenses and taxes	510,650	852,460	569,212	589,138	2,521,460
Other income (expense), net	18,665	21,806	22,319	(10,647)	52,143
Income before cumulative effect of accounting change	119,190	(170,613)	156,599	108,556	213,732
Cumulative effect of accounting change, net of income tax	3,779	—	—	—	3,779
Net income (loss)	122,969	(170,613)	156,599	108,556	217,511
Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	0.35	(0.50)	0.46	0.32	0.63
Cumulative effect of accounting change, net of income tax	0.01	—	—	—	0.01
Basic earnings (loss) per share	0.36	(0.50)	0.46	0.32	0.64
Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	0.35	(0.50)	0.45	0.32	0.62
Cumulative effect of accounting change, net of income tax	0.01	—	—	—	0.01
Diluted earnings (loss) per share	0.36	(0.50)	0.45	0.32	0.63
2005
Total revenues	$587,802	$605,634	$596,211	$632,853	$2,422,500
Product revenue	397,584	398,822	391,366	429,232	1,617,004
Unconsolidated joint business revenue	160,453	184,934	181,597	181,897	708,881
Other revenue	29,765	21,878	23,248	21,724	96,615
Total expenses and taxes	535,418	577,181	580,218	589,127	2,281,944
Other income (expense), net	(8,926)	6,051	11,192	11,838	20,155
Net income	43,458	34,504	27,185	55,564	160,711
Basic earnings per share	0.13	0.10	0.08	0.16	0.48
Diluted earnings per share	0.12	0.10	0.08	0.16	0.47

(a)	In connection with the adoption of SFAS 123(R), we recorded the cumulative effect of an accounting change of $3.8 million, net, as of January 1, 2006.

(b)	The second quarter of 2006 includes a charge of $330.5 million for in-process research and development and a gain of $34.2 related to the settlement of a license agreement.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	In the second quarter of 2006, we recorded a charge of $6.9 million to increase certain reserves for expired products. We determined that the charge related to prior years but was not material to any period. (See Note 1, Business Overview and Summary of Significant Accounting Policies, for further discussion).

(d)	In the fourth quarter of 2006, we recorded a charge of $28.1 million related to the loss on settlement of an agreement with Fumedica.

25.	New Accounting Pronouncements

In February 2006, the FASB issued FSP No. FAS 123(R) — 4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. This FSP addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends SFAS 123(R), so that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not require the option or similar instrument to be classified as a liability, unless it becomes probable that the event will occur. This FSP is effective in the first quarter of 2006, the same period we adopted SFAS 123(R). This FSP has not had any impact on our results of operations for the year ended December 31, 2006, nor do we expect it to have a significant impact in future periods.

In November 2004, the FASB issued SFAS 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, SFAS 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 were effective for inventory costs incurred during our fiscal year beginning on January 1, 2006. We did not experience a significant impact on our results of operations in 2006 as a result of our adoption of SFAS 151. However, we may experience variability in future results of operations due to abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155, which amends both SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS 155 allows the fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise required bifurcation. SFAS 155 will be effective for fiscal years beginning after September 15, 2006. We do not expect this statement to have any impact on our results of operations.

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition and is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of this standard on our financial statements.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of this standard on our financial statements.

On September 6, 2006, FASB Statement No 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SASB Statements No. 87, 88, 106, and 132(R), or FASB 158, was issued. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. We adopted FASB 158 effective December 31, 2006 and recorded a change in other comprehensive income of $1.2 million.

On September 13, 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, or SAB 108. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for the purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 becomes effective for accounting years ending after November 15, 2006. The adoption of this SAB did not have any impact on our financial statements.

26.	Subsequent Events

Acquisition of Syntonix Pharmaceuticals, Inc.

In January 2007, we acquired Syntonix Pharmaceuticals, Inc., or Syntonix, a privately held biopharmaceutical company based in Waltham, Massachusetts, for $40.0 million. Syntonix focuses on discovering and developing long-acting therapeutic products to improve treatment regimens for chronic diseases, and has multiple pre-clinical programs in hemophilia. The purchase price is subject to increase to as much as $120.0 million if certain development milestones with respect to Syntonix’s lead product, FIX:Fc, a proprietary long-acting factor IX product for the treatment of hemophilia B, are achieved. We expect substantially all of the purchase price of Syntonix to be allocated to IPR&D.

Conversion of Senior Notes Due 2019

In January 2007, we issued 2.8 million shares of common stock for $70.5 million in face value of our 2019 senior notes that the holders had elected to convert into common stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Biogen Idec Inc.:

We have completed integrated audits of Biogen Idec’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Biogen Idec Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 7, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
February 21, 2007