Form 10-Q
period 2007-03-31
BIOGEN IDEC INC.
filed 2007-05-03
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
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

The number of shares of the registrant’s Common Stock, $0.0005 par value, outstanding as of April 25, 2007, was 342,161,653 shares.

BIOGEN IDEC INC.

FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2007

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Revenues:
Product	$484,388	$406,519
Unconsolidated joint business	207,164	183,380
Other	24,358	21,276

Total revenues	715,910	611,175

Costs and expenses:
Cost of sales, excluding amortization of acquired intangible assets	81,950	67,494
Research and development	191,449	145,892
Selling, general and administrative	188,061	154,391
Collaboration profit (loss) sharing	(5,567)	—
Amortization of acquired intangible assets	59,920	70,707
Acquired in-process research and development	18,405	—
Gain on sale of long-lived assets	—	(298)

Total costs and expenses	534,218	438,186

Income from operations	181,692	172,989
Other income (expense), net	21,702	18,665

Income before income tax expense and cumulative effect of accounting change	203,394	191,654
Income tax expense	71,893	72,464

Income before cumulative effect of accounting change	131,501	119,190
Cumulative effect of accounting change, net of income tax	—	3,779

Net income	$131,501	$122,969

Basic earnings per share:
Income before cumulative effect of accounting change	$0.39	$0.35
Cumulative effect of accounting change, net of income tax	—	0.01

Basic earnings per share	$0.39	$0.36

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.38	$0.35
Cumulative effect of accounting change, net of income tax	—	0.01

Diluted earnings per share	$0.38	$0.36

Shares used in calculating:
Basic earnings per share	340,310	339,653

Diluted earnings per share	344,058	345,815

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$780,940	$661,377
Marketable securities	346,639	241,314
Accounts receivable, net	324,569	317,353
Due from unconsolidated joint business	151,754	168,708
Inventory	186,220	169,102
Other current assets	151,219	154,713

Total current assets	1,941,341	1,712,567

Marketable securities	1,385,666	1,412,238
Property, plant and equipment, net	1,291,041	1,280,385
Intangible assets, net	2,688,090	2,747,241
Goodwill	1,135,745	1,154,757
Investments and other assets	267,697	245,620

Total assets	$8,709,580	$8,552,808

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,183	$100,457
Taxes payable	76,922	145,529
Accrued expenses and other	312,195	336,869
Current portion of notes payable	9,148	—

Total current liabilities	500,448	582,855

Notes payable	52,043	96,694
Long-term deferred tax liability	614,586	643,645
Other long-term liabilities	195,337	79,836

Total liabilities	1,362,414	1,403,030

Commitments and contingencies (Notes 8, 11 and 15)
Shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	173	173
Additional paid-in capital	8,286,744	8,308,232
Accumulated other comprehensive income	31,658	21,855
Accumulated deficit	(821,215)	(860,827)
Treasury stock, at cost	(150,194)	(319,655)

Total shareholders’ equity	7,347,166	7,149,778

Total liabilities and shareholders’ equity	$8,709,580	$8,552,808

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income	$131,501	$122,969
Adjustments to reconcile net income to net cash flows from operating activities Depreciation and amortization of fixed and intangible assets	88,815	123,230
Acquired in-process research and development	18,405	—
Stock-based compensation	29,560	23,620
Non-cash interest expense and amortization of investment premium	437	(108)
Deferred income taxes	5,015	(26,532)
Realized loss on sale of marketable securities	245	804
Write-down of inventory to net realizable value	6,717	3,298
Gain on sale of long-lived assets	—	(298)
Impairment of investments and other assets	2,460	2,107
Excess tax benefit from stock options	(5,193)	(15,195)
Changes in assets and liabilities, net:
Accounts receivable	(6,642)	(9,485)
Due from unconsolidated joint business	16,954	84
Inventory	(23,191)	(11,505)
Other assets	(18,835)	(3,880)
Accrued expenses and other current liabilities	13,494	(56,461)
Other liabilities	2,587	3,605

Net cash flows provided by operating activities	262,329	156,253

Cash flows from investing activities:
Purchases of marketable securities	(878,550)	(596,216)
Proceeds from sales and maturities of marketable securities	803,675	357,877
Acquisition of Syntonix, net of cash acquired	(42,289)	—
Purchases of property, plant and equipment	(37,402)	(65,630)
Proceeds from sale of property, plant and equipment	70	33,851
Purchases of other investments	(12,886)	(2,094)

Net cash flows used in investing activities	(167,382)	(272,212)

Cash flows from financing activities:
Proceeds from issuance of stock for share-based payment arrangements	22,908	56,356
Change in cash overdrafts	3	7,664
Excess tax benefit from stock options	5,193	15,195
Proceeds of loan from joint venture partner	—	4,441
Repayments of loan to joint venture partner	(3,703)	—

Net cash flow provided by financing activities	24,401	83,656

Net increase (decrease) in cash and cash equivalents	119,348	(32,303)
Effect of exchange rate changes on cash and cash equivalents	215	—
Cash and cash equivalents, beginning of the period	661,377	568,168

Cash and cash equivalents, end of the period	$780,940	$535,865

Non-cash financing transaction:
See Note 13 “Notes Payable” for a discussion of non-cash financing transactions that occurred during the period.

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business Overview and Summary of Significant Accounting Policies

Overview

Biogen Idec Inc. is an international biotechnology company that creates new standards of care in oncology, neurology, immunology and other specialty areas of unmet medical need. We currently have five products: AVONEX®, RITUXAN®, TYSABRI®, FUMADERM®, and ZEVALIN®.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of our financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but this Form 10-Q does not contain all disclosures required by accounting principles generally accepted in the U.S. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual amounts and results could differ from those estimates.

Principles of Consolidation

The consolidated financial statements reflect our financial statements and those of our wholly-owned subsidiaries and of our joint ventures in Italy and Switzerland, in which we are the primary beneficiary. We also consolidate a limited partnership investment in which we are the majority investor. All material intercompany balances and transactions have been eliminated in consolidation.

Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are charged to research and development expense when consumed.

The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2007	2006

Raw materials	$50,061	$45,691
Work in process	111,382	105,291
Finished goods	24,777	18,120

Total inventory	$186,220	$169,102

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in product we have on hand is TYSABRI inventory that was written-off in 2005, due to uncertainties surrounding the TYSABRI suspension, but which is available to fill future orders. The approximate value of this product, based on its cost of manufacture, is $18.1 million.

Valuation of Inventory

During the three months ended March 31, 2007 and 2006, we wrote-down $6.7 million and $3.3 million, respectively, in unmarketable inventory, which was charged to cost of sales.

Revenue Recognition

Product Revenues

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; collectibility is reasonably assured; and title and the risks and rewards of ownership have transferred to the buyer.

Except for revenues from sales of TYSABRI in the U.S., revenues from product sales are recognized when product is shipped and title and risk of loss has passed to the customer, typically upon delivery. Sales of TYSABRI in the U.S. are recognized on the “sell-through” model, that is, upon shipment of the product by our collaboration partner, Elan, to the customer. The timing of distributor orders and shipments for all sales can cause variability in earnings.

Revenues are recorded net of applicable allowances for returns, trade term discounts, wholesaler incentives, Medicaid rebates, Veteran’s Administration rebates, managed care discounts and other applicable allowances.

Reserves for Discounts and Allowances

We establish reserves for discounts (which include trade term discounts and wholesaler incentives), contractual adjustments (which include Medicaid rebates, Veteran’s Administration, or VA, rebates and managed care) and returns (which include returns made by wholesalers). Such reserves are classified as reductions of accounts receivable (if the amount is payable to a customer) or a liability (if the amount is payable to a party other than a customer).

During the three months ended March 31, 2007, we changed the manner in which we administer our patient assistance and patient replacement goods programs. Prior to January 1, 2007, AVONEX product shipped to administer these programs was invoiced and recorded as gross product revenue. In addition, an offsetting provision for discount and returns was reflected for expected credit requests from the distributor that administers these programs on our behalf. On January 1, 2007, we established a consignment model. Under the new arrangement, no gross revenue is recorded for product shipped to satisfy these programs.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An analysis of the amount of, and change in, reserves is as follows (in millions):

		Contractual
	Discounts	Adjustments	Returns	Total

Beginning balance, January 1, 2007	$12.7	$30.5	$17.8	$61.0
Current provisions relating to sales in current period	10.5	23.3	4.3	38.1
Adjustments relating to prior periods	—	(0.5)	—	(0.5)
Payments/returns relating to sales in current period	(5.5)	(6.5)	—	(12.0)
Payments/returns relating to sales in prior periods	(12.6)	(16.5)	(8.7)	(37.8)

Ending balance, March 31, 2007	$5.1	$30.3	$13.4	$48.8

The total reserves above were included in the consolidated balance sheet as follows (in millions):

	March 31,	December 31,
	2007	2006

Reduction of accounts receivable	$20.6	$30.2
Current liability	28.2	30.8

Total reserves	$48.8	$61.0

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

Accounting for Uncertainty In Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of each tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, we recognized a reduction in the liability for unrecognized tax benefits of $14.2 million, which was recorded as a $1.8 million reduction to the January 1, 2007 balance of our accumulated deficit, a $9.1 million reduction in goodwill and a $3.3 million increase in our deferred tax liability.

In connection with the adoption of FIN 48, we reclassified approximately $113 million in reserves for uncertain tax positions from current taxes payable to long-term liabilities.

See Note 8, Income Taxes, for a discussion of our accounting for uncertain tax positions.

2.	Acquisition of Syntonix Pharmaceuticals, Inc.

In January 2007, we acquired 100% of the stock of Syntonix Pharmaceuticals, Inc., or Syntonix, a privately held biopharmaceutical company based in Waltham, Massachusetts. Syntonix focuses on discovering and developing long-acting therapeutic products to improve treatment regimens for chronic diseases, and is engaged in multiple pre-clinical programs in hemophilia. The purchase price was $44.4 million, including transaction costs, and is subject to increase to as much as $124.4 million if certain development milestones with respect to Syntonix’s lead product, FIX:Fc, a proprietary long-acting factor IX product for the treatment

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of hemophilia B, are achieved. The purpose of the acquisition was to enhance our pipeline and to expand into additional specialized markets.

The acquisition was funded from our existing cash on hand and was accounted for as an asset acquisition as Syntonix is a development-stage company. As a result of the acquisition we obtained the rights to the in-process technology of the Fc-fusion technology platform. Syntonix has two programs in development using the Fc-fusion platform, FIX:Fc and FVIII:Fc. Syntonix’s lead product, FIX:Fc, is a proprietary long-acting factor IX product for the treatment of hemophilia B. Syntonix is expected to file an investigational new drug application with the Food and Drug Administration, or FDA, for FIX:Fc in 2007. FVIII:Fc is a long-acting Factor VIII product for the treatment of hemophilia A and is approximately two years from filing of the investigational new drug application with the FDA.

The results of operations of Syntonix are included in our consolidated results of operations from the date of acquisition. We have completed our purchase price allocation for the acquisition as set out below (in millions):

Current assets	$0.3
Fixed assets	0.2
Deferred tax asset	27.8
Assembled workforce	0.7
In-process research and development	18.4
Current liabilities	(3.0)

$44.4

The purchase price included $2.0 million in loan forgiveness and $0.7 million in transaction fees. In addition, $0.3 million of severance charges were accrued in the three months ended March 31, 2007, as a result of the acquisition.

The amount allocated to in-process research and development, or IPR&D, relates to the development of FIX:Fc and FVIII:Fc, which are in a development stage. We expect to incur an additional $43.3 million to complete FIX:Fc and an additional $67.1 million to complete FVIII:Fc. The estimated revenues from FIX:Fc and FVIII:Fc are expected to be recognized beginning in 2012 and 2014, respectively. A discount rate of 13% was used to value these projects which we believe to be commensurate with the stage of development and the uncertainties in the economic estimates described above. At the date of acquisition, these compounds had not reached technological feasibility and had no alternative future use. Accordingly, $18.4 million in IPR&D was expensed upon acquisition.

Upon acquisition, we recognized a deferred tax asset of $27.8 million relating, principally, to U.S. federal net operating loss carryforwards that we obtained with the acquisition of Syntonix. The deferred tax asset included approximately $12.8 million of net operating loss and research credit carryovers that will be utilized prior to applicable expiration dates, as well as approximately $15.3 million of other deferred tax assets primarily related to start-up and research expenditures that have been capitalized for tax purposes and will be amortized over the next several years.

Future contingent consideration payments, if ultimately payable, will be expensed as research and development.

The total revenue, operating income (loss) and net income (loss) impacts of the acquisition for the three months ended March 31, 2007 and 2006 were not material.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Intangible Assets and Goodwill

As of March 31, 2007 and December 31, 2006, intangible assets and goodwill, net of accumulated amortization, impairment charges and adjustments, are as follows (in thousands):

				Accumulated
March 31, 2007:	Estimated Life	Cost	Adjustments	Amortization	Net

Out-licensed patents	12 years	$578,000	$—	$(162,964)	$415,036
Core/developed technology	15-20 years	3,001,614	—	(807,988)	2,193,626
Trademarks & tradenames	Indefinite	64,000	—	—	64,000
In-licensed patents	14 years	3,000	—	(523)	2,477
Assembled workforce	4 years	2,075	—	(320)	1,755
Distribution rights	2 years	11,196	—	—	11,196

Total		$3,659,885	$—	$(971,795)	$2,688,090

Goodwill	Indefinite	$1,154,844	$(19,099)	$—	$1,135,745

			Accumulated
December 31, 2006:	Estimated Life	Cost	Amortization	Net

Out-licensed patents	12 years	$578,000	$(150,922)	$427,078
Core/developed technology	15-20 years	3,001,516	(760,224)	2,241,292
Trademarks & tradenames	Indefinite	64,000	—	64,000
In-licensed patents	14 years	3,000	(467)	2,533
Assembled workforce	4 years	1,400	(205)	1,195
Distribution rights	2 years	11,143	—	11,143

Total		$3,659,059	$(911,818)	$2,747,241

Goodwill	Indefinite	$1,154,757	$—	$1,154,757

During the three months ended March 31, 2007, goodwill decreased by $19.1 million as a result of certain tax adjustments. Approximately $9.1 million of the adjustments related to the adoption of FIN 48. (See Note 8 for discussion on income taxes). Assembled workforce increased by $0.7 million as a result of the acquisition of Syntonix.

Amortization expense was $59.9 million and $70.7 million for the three months ended March 31, 2007 and 2006, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Financial Instruments

Marketable Securities, including Strategic Investments

The following is a summary of marketable securities (in thousands):

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
March 31, 2007:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$250,607	$57	$(280)	$250,830
Non-current	390,777	618	(1,213)	391,372
U.S. Government securities
Current	85,261	7	(315)	85,569
Non-current	284,090	450	(587)	284,227
Other interest bearing securities
Current	10,771	—	(50)	10,821
Non-current	710,799	2,580	(1,076)	709,295

Total available-for-sale securities	$1,732,305	$3,712	$(3,521)	$1,732,114

Other Investments
Other marketable securities, non-current	$119,061	$10,617	$(103)	$108,547

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
December 31, 2006:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$197,088	$44	$(750)	$197,794
Non-current	439,427	368	(3,194)	442,253
U.S. Government securities
Current	40,063	5	(207)	40,265
Non-current	270,291	254	(1,454)	271,491
Other interest bearing securities
Current	4,163	—	(78)	4,241
Non-current	702,520	1,626	(2,713)	703,607

Total available-for-sale securities	$1,653,552	$2,297	$(8,396)	$1,659,651

Other Investments
Other marketable securities, non-current	$116,949	$8,652	$(23)	$108,320

Proceeds from maturities and other sales of marketable securities during the three months ended March 31, 2007 and 2006, which were primarily reinvested, were approximately $0.8 billion and $0.4 billion, respectively. Realized losses on these sales for the three months ended March 31, 2007 and 2006, were approximately $0.4 million and $1.0 million, respectively. Realized gains on these sales for the three months ended March 31, 2007 and 2006, were approximately $0.5 million and $0.2 million, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2007 by contractual maturity are as follows (in thousands):

	Estimated	Amortized
	Fair Value	Cost

Due in one year or less	$322,872	$323,409
Due after one year through five years	682,873	683,599
Mortgage and other asset backed securities	726,560	725,106

Total	$1,732,305	$1,732,114

The average maturity of our marketable securities as of March 31, 2007 and December 31, 2006, was 16 months and 18 months, respectively.

In the three months ended March 31, 2007 we recognized $2.5 million in charges for the impairment of available-for-sale securities that were determined to be other-than-temporary following a decline in value. In the three months ended March 31, 2006 we recognized no charges for the impairment of available-for-sale securities. Unrealized losses on available-for-sale securities at March 31, 2007 consist of the following (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate debt securities	$123,960	$(280)	$167,820	$(1,213)	$291,780	$(1,493)
U.S. Government securities	66,642	(316)	162,466	(586)	229,108	(902)
Other interest bearing securities	5,197	(50)	222,586	(1,076)	227,783	(1,126)

Subtotal	195,799	(646)	552,872	(2,875)	748,671	(3,521)

Other marketable securities, noncurrent	13,435	(103)	—	—	13,435	(103)

Total	$209,234	$(749)	$552,872	$(2,875)	$762,106	$(3,624)

Unrealized losses relate to various debt securities, including U.S. Government issues, corporate bonds and asset-backed securities. The unrealized losses on these securities were primarily caused by a rise in interest rates subsequent to purchase. We believe that these unrealized losses are temporary, and we have the intent and ability to hold these securities to recovery, which may be at maturity.

Non-Marketable Securities

We hold other investments in equity securities of certain privately held biotechnology companies or biotechnology oriented venture capital funds. The carrying value of these strategic investments at March 31, 2007, and December 31, 2006, was $44.8 million and $32.6 million, respectively.

In the three months ended March 31, 2007 and 2006, we recorded $0.4 million and $2.1 million, respectively, in charges for the impairment of investments that were determined to be other-than-temporary.

Forward Contracts

We have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts in effect at March 31, 2007 have durations of three to nine months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the completion

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the underlying hedge transaction. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense).

The notional settlement amount of the foreign currency forward contracts outstanding at March 31, 2007 was approximately $227.4 million. These contracts had an aggregate fair value of $2.1 million, representing an unrealized loss, and were included in other current liabilities at March 31, 2007. The notional settlement amount of the foreign currency forward contracts outstanding at December 31, 2006 was approximately $293.2 million. These contracts had an aggregate fair value of $0.2 million, representing an unrealized loss, and were included in other current liabilities at December 31, 2006.

For the three months ended March 31, 2007, there was $0.6 million recognized in earnings as a loss due to hedge ineffectiveness. For the three months ended March 31, 2006, we recognized $0.7 million of losses in earnings due to hedge ineffectiveness. Minimal amounts were recognized in product revenue for the settlement of certain effective cash flow hedge instruments for the three months ended March 31, 2007, as compared to approximately $0.9 million of losses for the three months ended March 31, 2006. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

5.	Comprehensive Income

The activity in comprehensive income, net of income taxes, was as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Net income	$131,501	$122,969
Translation adjustments	5,629	4,796
Net unrealized gains on available-for-sale marketable securities, net of tax of $(3,838) and $(8,989), respectively	5,451	15,364
Net unrealized losses on foreign currency forward contracts, net of tax of $686, and $972, respectively	(1,277)	(1,655)

Total comprehensive income	$141,304	$141,474

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Earnings per Share

Basic and diluted earnings per share are calculated as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Numerator:
Income before cumulative effect of accounting change	$131,501	$119,190
Cumulative effect of accounting change	—	3,779

Net income	131,501	122,969
Adjustment for net income allocable to preferred shares	(190)	(179)

Net income used in calculating basic and diluted earnings per share	$131,311	$122,790

Denominator:
Weighted average number of common shares outstanding	340,310	339,653
Effect of dilutive securities:
Convertible promissory notes due 2019	465	3,048
Stock options	1,898	2,205
Restricted stock awards	633	747
Time-vested restricted stock units	511	89
Performance-based restricted stock units	168	—
Convertible promissory notes due 2032	73	73

Dilutive potential common shares	3,748	6,162

Shares used in calculating diluted earnings per share	344,058	345,815

The following amounts were not included in the calculation of net income per share because their effects were anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Numerator:
Net income allocable to preferred shares	$190	$179

Denominator:
Stock options	13,753	18,119
Time-vested restricted stock units	907	—
Convertible preferred stock	493	493

Total	15,153	18,612

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Share-Based Payments

For the three months ended March 31, 2007 and 2006, share-based compensation expense reduced our results of operations as follows (in thousands, except for earnings per share):

	Three Months	Three Months Ended March 31, 2006
	Ended March 31,	Impact Before
	2007	Cumulative Effect	Cumulative Effect
	Effect on	of Accounting	of Accounting	Effect on Net
	Net Income	Change	Change	Income

Income before income taxes	$(29,560)	$(29,194)	$5,574	$(23,620)
Tax effect	9,228	9,114	(1,795)	7,319

Net income	$(20,332)	$(20,080)	$3,779	$(16,301)

Basic earnings per share	$(0.06)	$(0.06)	$0.01	$(0.05)
Diluted earnings per share	$(0.06)	$(0.06)	$0.01	$(0.05)

Share-based compensation expense and cost for the three months ended March 31, 2007 and 2006 is as follows (in thousands):

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
		Restricted Stock			Restricted Stock
	Stock Options	and Restricted		Stock Options	and Restricted
	& ESPP	Stock Units	Total	& ESPP	Stock Units	Total

Research and development	$3,038	$7,690	$10,728	$4,955	$6,403	$11,358
Selling, general and administrative	6,138	13,666	19,804	8,438	9,807	18,245

Total	$9,176	$21,356	$30,532	$13,393	$16,210	$29,603

Pre-tax cumulative effect catch-up			—			(5,574)

Pre-tax effect of share-based compensation			$30,532			$24,029
Capitalized share-based payment costs			(972)			(409)

Share-based compensation expense			$29,560			$23,620

For the three months ended March 31, 2006, the expense is net of a cumulative pre-tax adjustment of $5.6 million resulting from the application of an estimated forfeiture rate for prior period unvested restricted stock awards.

Stock options

During the three months ended March 31, 2007 and 2006, we made our annual awards of stock options. Approximately one million stock options were awarded as part of the annual award in February 2007 and bore an exercise price of $49.31 per share. Approximately 0.9 million stock options were awarded as part of the annual grant in February 2006 and bore an exercise price of $44.24 per share.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the stock option grants awarded in the three months ended March 31, 2007 and 2006 were estimated as of the date of grant using a Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2007	2006

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	34.8%	34.8%
Risk-free interest rate	4.46%	4.35%
Expected option life in years	4.87	4.87
Per share grant-date fair value	$16.12	$16.82

For the three months ended March 31, 2007 and 2006, we recorded $8.4 million and $10.7 million, respectively, of stock compensation charges related to stock options.

Time-Vested Restricted Stock Units

During the three months ended March 31, 2007 and 2006, we made our annual awards of time-vested restricted stock units, or RSUs. Approximately 2.3 million RSUs were awarded as part of the annual grant in February 2007 at a grant date fair value of $49.31 per share. Approximately 2.2 million RSUs were awarded as part of the annual grant in February 2006 at a grant date fair value of $44.24 per share.

For the three months ended March 31, 2007 and 2006, we recorded $16.0 million and $3.7 million, respectively, of stock compensation charges related to time-vested RSUs.

Performance-Based Restricted Stock Units

On March 14, 2007, 258,000 performance-based RSUs vested and were converted into shares of common stock. The shares had been earned by employees pursuant to the terms of the awards granted in September 2005. The amounts that vested represented 83% of the remaining 30% of the total shares issued under the program that had not already vested in September 2006.

In addition, in February 2007, 100,000 performance-based RSU’s, granted to our CEO in February 2006, vested and were converted into shares of common stock.

In June 2006, we committed to grant 120,000 performance-based RSUs to an executive. These RSUs will be issued at a rate of 30,000 per year for four years. The first tranche of 30,000 RSUs was granted in January 2007. This tranche, and subsequent tranches, are subject to performance conditions established at the time of issuance. The total grant of 120,000 RSUs is being recognized as compensation expense over the requisite service period as if it were multiple awards, in accordance with FIN 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans.

In the three months ended March 31, 2007 and 2006, we recorded compensation charges of approximately $1.7 million and $10.1 million, respectively, related to performance-based restricted stock units.

Restricted Stock Awards

For the three months ended March 31, 2007 and 2006, we recorded $3.7 million and $2.4 million, respectively, of stock compensation charges related to restricted stock awards.

Employee Stock Purchase Plan

During the three months ended March 31, 2007, 0.2 million shares were issued under the employee stock purchase plan, or ESPP. During the three months ended March 31, 2006, 0.1 million shares were issued under

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the ESPP. In the three months ended March 31, 2007 and 2006, we recorded compensation charges of approximately $0.8 million and $2.7 million, respectively.

8.	Income Taxes

Tax Rate

Our effective tax rate was 35.3% on pre-tax income for the three months ended March 31, 2007, compared to 37.8% for the comparable period in 2006.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the three months ended March 31, 2007 and 2006, respectively, is as follows:

	Three Months Ended
	March 31,
	2007	2006

Statutory rate	35.0%	35.0%
State taxes	2.0	1.9
Foreign taxes	(7.3)	(6.1)
Credits and net operating loss utilization	(1.1)	(0.3)
Other	1.3	0.5
Fair value adjustment	2.9	6.4
IPR&D	3.3	—
Non-deductible items	(0.8)	0.4

Effective tax rates	35.3%	37.8%

Contingency

On September 12, 2006, we received a Notice of Assessment from the Massachusetts Department of Revenue for $38.9 million, including penalties and interest, with respect to the 2001, 2002 and 2003 tax years. We believe that we have meritorious defenses to the proposed adjustment and will vigorously oppose the assessment. We believe that the assessment does not impact the level of our liabilities for income tax contingencies. However, there is a possibility that we may not prevail in all of our assertions. If this is resolved unfavorably in the future, it could have a material impact on our future effective tax rate and our results of operations in the period in which the resolution occurs.

Adoption of FASB Interpretation No. 48

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the adoption of FIN 48, we recognized a reduction in the liability for unrecognized tax benefits of $14.2 million, which was recorded as a $1.8 million reduction to the January 1, 2007 balance of our accumulated deficit, a $9.1 million reduction in goodwill and a $3.3 million increase in our deferred tax liability.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$196.8
Additions based on tax positions related to the current period	7.0
Additions for tax positions of prior periods	48.2
Reductions for tax positions of prior periods	(36.7)
Settlements	(1.8)

Balance at March 31, 2007	$213.5

Included in the balance at March 31, 2007 and January 1, 2007, are $114.1 million and $98.2 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2007 and 2006, we recognized approximately $6.2 million and $3.4 million in interest. We accrued approximately $26.5 million and $20.3 million for the payment of interest at March 31, 2007 and January 1, 2007, respectively.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. The Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2003 and 2004 in 2006. We expect the IRS to complete its examination by December 31, 2007. The final outcome of the examination is not yet determinable; however, we do not expect that any adjustments as a result of the examination would have a material effect on our financial position.

In connection with the adoption of FIN 48, we reclassified approximately $113 million in reserves for uncertain tax positions from current taxes payable to long-term liabilities.

9.	Other Income (Expense), Net

Total other income (expense), net, consists of the following (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Interest income	$29,141	$23,557
Interest expense	(406)	(293)
Other expense, net	(7,033)	(4,599)

Total other income (expense), net	$21,702	$18,665

For the three months ended March 31, 2007, the principal components of other expense, net, were minority interest expense ($2.1 million), legal settlements ($1.4 million), and net realized losses on sales of marketable securities ($2.3 million). For the three months ended March 31, 2006, the principal components of other expense, net, were impairment charges on certain marketable securities ($2.1 million), legal settlements ($1.5 million), and our minority interest in joint ventures ($2.0 million) offset by hedging gains ($1.8 million).

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Unconsolidated Joint Business

Revenues from unconsolidated joint business arrangements consist of the following (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Copromotion profits	$136,548	$124,057
Reimbursement of selling and development expenses	14,099	15,928
Royalty revenue on sales of RITUXAN outside the U.S.	56,517	43,395

Total unconsolidated joint business revenue	$207,164	$183,380

Our royalty revenue on sales of RITUXAN outside the U.S. is based on Roche’s and Zenyaku’s net sales to third-party customers and is recorded on a cash basis.

Under our collaboration agreement, we will receive lower royalty percentage of revenue from Genentech on sales by Roche and Zenyaku of any new anti-CD20 products, as compared to royalty percentage of revenue received on sales of RITUXAN. The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. For the majority of European countries, the first commercial sale of RITUXAN occurred in the second half of 1998.

11.	Litigation

On March 2, 2005, we, along with William H. Rastetter, our former Executive Chairman, and James C. Mullen, our Chief Executive Officer, were named as defendants in a purported class action lawsuit, captioned Brown v. Biogen Idec Inc., et al. (“Brown”), filed in the U.S. District Court for the District of Massachusetts (the “Court”). The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between February 18, 2004 and February 25, 2005. The plaintiff alleges that the defendants made materially false and misleading statements regarding potentially serious side effects of TYSABRI in order to gain accelerated approval from the FDA for the product’s distribution and sale. The plaintiff alleges that these materially false and misleading statements harmed the purported class by artificially inflating our stock price during the purported class period and that company insiders benefited personally from the inflated price by selling our stock. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. Substantially similar actions, captioned Grill v. Biogen Idec Inc., et al. and Lobel v. Biogen Idec Inc., et al., were filed on March 10, 2005 and April 21, 2005, respectively, in the same court by other purported class representatives. Those actions have been consolidated with the Brown case. On October 13, 2006, the plaintiffs filed an amended consolidated complaint which, among other amendments to the allegations, adds as defendants Peter N. Kellogg, our Chief Financial Officer, William R. Rohn, our former Chief Operating Officer, Burt A. Adelman, our Executive Vice President, Portfolio Strategy, and Thomas J. Bucknum, our former General Counsel. On November 15, 2006, we and all the other defendants who had been served as of that date filed a motion to dismiss the amended consolidated complaint. A hearing on the Motion to Dismiss was held on March 12, 2007. We believe that the actions are without merit and intend to contest them vigorously. At this early stage of litigation, we cannot make any estimate of a potential loss or range of loss.

On June 9, 2005, we, along with numerous other companies, received a request for information from the U.S. Senate Committee on Finance regarding our practices relating to educational and other grants. On January 9, 2006, we, along with numerous other companies, received a further request for information from the Committee. We filed a timely response to the request on March 6, 2006 and have cooperated fully with the Committee’s information requests. The Committee issued a report in April 2007 and stated that it may

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

request more information. We are unable to predict the outcome of this review or the timing of its resolution at this time.

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

Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in certain cases, Biogen Idec Inc., was named as a defendant in lawsuits filed by the City of New York and numerous Counties of the State of New York. All of the cases — except for cases filed by the County of Erie, County of Nassau, County of Oswego and County of Schenectady — are the subject of a Consolidated Complaint (“Consolidated Complaint”), which was filed on June 15, 2005, in the U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456 (“the MDL proceedings”). The County of Nassau filed a second amended complaint on January 6, 2006, also in the MDL proceedings. The County of Erie, County of Oswego and County of Schenectady cases have been removed and transferred to the MDL proceedings, and are currently subject to motions to remand these cases to state court.

All of the complaints in these cases allege that the defendants (i) fraudulently reported the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement (“Covered Drugs”); (ii) marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; (iii) provided financial incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and (iv) overcharged Medicaid for illegally inflated Covered Drugs reimbursements. Among other things, the complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, the Consolidated Complaint and County of Nassau complaint allege that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements, and excluded from their reporting certain discounts and other rebates that would have reduced the “best price.” The County of Nassau complaint also alleged a violation of the federal Racketeer Influenced and Corrupt Organizations Act (RICO) statute.

On April 2, 2007, the defendants’ joint motion to dismiss the Consolidated Complaint and the County of Nassau complaint was granted in part, but certain claims against us remained. Our individual motion to dismiss these complaints remains pending. On September 7, 2006, a New York State court granted in part and denied in part our motion to dismiss the County of Erie complaint. We subsequently answered the complaints filed by the Counties of Erie, Oswego and Schenectady. We intend to defend ourselves vigorously against all of the allegations and claims in these lawsuits. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

Along with several other major pharmaceutical and biotechnology companies, we were also named as a defendant in a lawsuit filed by the Attorney General of Arizona. The lawsuit was filed in the Superior Court of the State of Arizona and transferred to the MDL proceedings. The complaint, as amended on March 13, 2007, is brought on behalf of Arizona consumers and other payors for drugs, and alleges that the defendants violated the state consumer fraud statute by fraudulently reporting the Average Wholesale Price for certain drugs covered by various private and public insurance mechanisms and by marketing these drugs to providers based on the providers’ ability to collect inflated payments from third-party payors. Motions to dismiss the complaint have not yet been filed and briefed. We intend to defend ourselves vigorously against all of the

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allegations and claims in this lawsuit. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

On January 6, 2006, we were served with a lawsuit, captioned United States of America ex rel. Paul P. McDermott v. Genentech, Inc. and Biogen Idec, Inc., filed in the United States District Court of the District of Maine (“Court”). The lawsuit was filed under seal on July 29, 2005 by a former employee of our co-defendant Genentech pursuant to the False Claims Act, 31 U.S.C. section 3729 et. seq. On December 20, 2005, the U.S. government elected not to intervene, and the complaint was subsequently unsealed and served. On April 4, 2006, the plaintiff filed his first amended complaint alleging, among other things, that we directly solicited physicians and their staff members to illegally market off-label uses of RITUXAN for treating rheumatoid arthritis, provided illegal kickbacks to physicians to promote off-label uses, trained our employees in methods of avoiding the detection of these off-label sales and marketing activities, formed a network of employees whose assigned duties involved off-label promotion of RITUXAN, intended and caused the off-label promotion of RITUXAN to result in the submission of false claims to the government, and conspired with Genentech to defraud the government. The plaintiff seeks entry of judgment on behalf of the United States of America against the defendants, an award to the plaintiff as relator, and all costs, expenses, attorneys’ fees, interest and other appropriate relief. On May 4, 2006, we filed a motion to dismiss the first amended complaint on the grounds that the Court lacks subject matter jurisdiction, the complaint fails to state a claim and the claims were not pleaded with particularity. On December 14, 2006, the Magistrate Judge recommended that the Court dismiss the case based on our and Genentech’s Motion to Dismiss. The Plaintiff filed objections to this recommendation and the matter awaits decision by the District Court Judge. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

On June 17, 2006, we filed a Demand for Arbitration against Genentech, Inc. with the American Arbitration Association (“AAA”). In the Demand for Arbitration, we alleged that Genentech breached the parties’ Amended and Restated Collaboration Agreement dated June 19, 2003 (the “Collaboration Agreement”), by failing to honor our contractual right to participate in strategic decisions affecting the parties’ joint development and commercialization of certain pharmaceutical products, including humanized anti-CD20 antibodies. The original Demand for Arbitration we filed focused primarily on Genentech’s unilateral development of an anti-CD20 product known as a second generation anti-CD20 molecule to treat Neuromyelitis Optica (“NMO”), a relatively rare disorder of the central nervous system. Genentech filed an Answering Statement in response to our Demand in which Genentech denied that it had breached the Collaboration Agreement and alleged that we had breached the Collaboration Agreement. Genentech also asserted for the first time that the November 2003 transaction in which Idec acquired Biogen and became Biogen Idec was a change of control of our company under the Collaboration Agreement, a position with which we disagree strongly. It is our position that the Biogen Idec merger did not constitute a change of control under the Collaboration Agreement and that, even if it did, Genentech’s rights under the change of control provision, which must be asserted within ninety (90) days of the change of control event, have long since expired. We intend to vigorously assert that position if Genentech persists in making this claim. On December 5, 2006, we filed an Amended Demand for Arbitration with the AAA to make clear that the parties’ dispute also includes a disagreement over Genentech’s unilateral development of another collaboration product — a third generation anti-CD20 molecule to treat certain oncology indications. A three-member arbitration panel has been selected to decide this matter. The arbitration is in a very early stage and we cannot make a determination as to the likely outcome.

On August 10, 2004, Classen Immunotherapies, Inc. filed suit against us, GlaxoSmithKline, Chiron Corporation, Merck & Co., Inc., and Kaiser-Permanente, Inc. in the U.S. District Court for the District of Maryland contending that we induced infringement of U.S. Patent Nos, 6,420,139, 6,638,739, 5,728,383, and 5,723,283, all of which are directed to various methods of immunization or determination of immunization schedules. All Counts asserted against us by Classen were dismissed by the Court upon various motions filed by the Parties. In early December 2006, Classen filed its initial appeal brief with the United States Court of

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Appeals for the Federal Circuit. In that brief, Classen argues for the first time that we have no reporting duties and no activities related to FDA reporting regarding Hepatitis B vaccines and hence can have no claim to a safe harbor protection under Section 271(e)1. Classen asserts, however, that we are inducing infringement by having users consider risk prior to choosing an immunization schedule. We have opposed the appeal on the basis that Classen has waived this argument by not raising it in the district court and, moreover, that the argument lacks merit because we cannot induce infringement if there has been no actual infringement. We are unable, however, to predict the outcome of this appeal.

On January, 30, 2007, the Estate of Thaddeus Leoniak commenced a civil lawsuit in the Court of Common Pleas, Philadelphia County, Pennsylvania, against us, the Fox Chase Cancer Center and three physicians. The Complaint alleges that Thaddeus Leoniak died as a result of taking the drug ZEVALIN, and seeks to hold us strictly liable for placing an allegedly “unreasonably dangerous” product in the stream of commerce without proper warnings. The Complaint also seeks to hold us liable for alleged negligence in the design, manufacture, advertising, marketing, promoting, distributing, supplying and selling of ZEVALIN. The lawsuit seeks damages for pecuniary losses suffered by the decedent’s survivors and for compensatory damages for decedent’s pain and suffering, loss of earnings and deprivation of normal activities, all in an amount “in excess of $50,000.” On January 31, 2007, the Plaintiff’s counsel demanded $7.0 million to settle the lawsuit. We believe that we have good and valid defenses to the Complaint and intend to vigorously defend the case. At this stage of the litigation, we cannot make any estimate of a potential loss, if any.

In addition, we are involved in product liability claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.

12.	Segment Information

We operate in one business segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care and, therefore, our chief operating decision-maker manages our operations as a single operating segment.

13.	Notes Payable

Notes payable consists of the following (in thousands):

	March 31,	December 31,
	2007	2006

Current portion:
30-year senior convertible promissory notes, due 2032 at 1.75%	$6,570	$—
20-year subordinated convertible promissory notes, due 2019 at 5.5%	2,578	—

	$9,148	$—

Non-current portion:
30-year senior convertible promissory notes, due 2032 at 1.75%	$—	$6,541
20-year subordinated convertible promissory notes, due 2019 at 5.5%	—	39,081
Credit line from Dompé	12,035	11,876
Note payable to Fumedica	40,008	39,196

	$52,043	$96,694

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In January 2007, we issued 2.8 million shares of common stock for $70.5 million in face value and $36.6 million in carrying value of our 2019 subordinated notes that the holders had elected to convert into common stock.

On May 1, 2007, we paid $6.6 million to note holders of the 2032 senior notes that had exercised their right to put the notes back to us. These notes had a face value of $10.1 million.

14.	New Accounting Pronouncements

On February 15, 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS 159, was issued. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact this standard would have on our financial statements.

On September 6, 2006, FASB Statement No. 157 Fair Value Measurement, or SFAS 157, was issued. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The Statement will be effective for financial statements for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact this standard would have on our financial statements.

15.	Contingency

In connection with the relocation from leased facilities to our research and corporate campus in San Diego, California, we entered into a lease assignment, in January 2005, with Tanox West, Inc., or Tanox, for a manufacturing facility in San Diego for which we have outstanding lease obligations through September 2008. Under the lease assignment, Tanox was assigned all of our rights, title, and interest in the amended lease and assumed all of the terms, covenants, conditions and obligations required to be kept, performed and fulfilled under the amended lease, including the making of all payments under the amended lease. However, if Tanox were to fail to perform under the lease assignment we would be responsible for all obligations under the amended lease through September 2008. At March 31, 2007, our estimate of the maximum potential of future payments under the amended lease through September 2008 is $7.3 million. Under the lease assignment, Tanox has agreed to indemnify and hold us harmless from and against any and all claims, proceedings and demands and all costs, expenses and liabilities arising out of their performance or failure to perform under the lease assignment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Report on Form 10-Q, beginning on page 3.

Overview

Biogen Idec Inc. is an international biotechnology company that creates new standards of care in oncology, neurology, immunology and other speciality areas of unmet medical need.

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

Significant Event

During the three months ended March 31, 2007, we completed the acquisition of 100% of the stock of Syntonix Pharmaceuticals, Inc. for total consideration of $44.4 million. The most significant financial statement impact resulting from the purchase was the recognition of a charge for acquired in-process research and development, or IPR&D, of approximately $18.4 million.

Results of Operations

Revenues (in thousands)

	Three Months Ended March 31,
	2007		2006

Product Revenues
U.S.	$291,199	41%	$240,067	39%
Rest of world	193,189	27%	166,452	28%

Total product revenues	484,388	68%	406,519	67%
Unconsolidated joint business	207,164	29%	183,380	30%
Other Revenue
Royalties	22,987	3%	20,561	3%
Corporate partner	1,371	0%	715	0%

Total other revenue	24,358	3%	21,276	3%

Total revenues	$715,910	100%	$611,175	100%

Product Revenues (in thousands)

	Three Months Ended March 31,
	2007		2006

AVONEX	$448,809	93%	$393,427	97%
TYSABRI	29,760	6%	(196)	0%
AMEVIVE	216	0%	8,278	2%
ZEVALIN	5,603	1%	5,010	1%

Total product revenues	$484,388	100%	$406,519	100%

AVONEX

Revenues from AVONEX for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31,
	2007		2006

AVONEX
U.S.	$270,004	60%	$232,052	59%
Rest of World	178,805	40%	161,375	41%

Total AVONEX revenues	$448,809	100%	$393,427	100%

For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, U.S. sales of AVONEX increased $38.0 million, or 16.4%, due, principally, to the impact of price increases.

For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, international sales of AVONEX increased $17.4 million, or 10.8%, due to the impact of exchange rates (9.1%) and slightly higher volume.

We expect to face increasing competition in the MS marketplace in and outside the U.S. from existing and new MS treatments, including TYSABRI, which may impact sales of AVONEX. We expect future sales of AVONEX to be dependent to a large extent on our ability to compete successfully with the products of our competitors.

TYSABRI

Revenues from TYSABRI for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31,
	2007		2006

TYSABRI
U.S.	$17,045	57%	$(196)	100%
Rest of World	12,715	43%	—	—

Total TYSABRI revenues	$29,760	100%	$(196)	100%

In July 2006, we began to ship TYSABRI in both the U.S. and Europe. The revenue for such shipments in the three months ended March 31, 2007 was $17.0 million and $12.7 million in the U.S. and Europe, respectively.

For the three months ended March 31, 2006, no sales were made but certain amounts were recognized related to the amortization of intangible assets, giving rise to negative revenue of $196,000.

ZEVALIN

For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, sales of ZEVALIN increased $0.6 million, or 11.8%, due, principally to an increase in international sales.

FUMADERM

We began recognizing revenue on sales of FUMADERM upon completion of our acquisition of Fumapharm in June 2006.

In December 2006, we acquired from Fumedica the right to distribute FUMADERM in Germany effective May 2007. In connection with the acquisition we committed to the repurchase of inventory not sold by May 2007. As a result of this provision, we are currently deferring the recognition of revenue on shipments made to Fumedica and, accordingly, no revenue has been recognized on sales of FUMADERM in the three months ended March 31, 2007. Revenue previously deferred will be recognized in the three months ended June 30, 2007, to the extent the inventory was shipped to customers.

We commence shipments of FUMADERM directly to customers in May 2007.

Provisions for Discounts and Allowances

Revenues from product sales are recognized when product is shipped and title and risk of loss has passed to the customer, typically upon delivery. Revenues are recorded net of applicable allowances for trade term discounts, wholesaler incentives, Medicaid rebates, Veteran’s Administration, or VA, rebates, managed care, product returns and other applicable allowances and the estimates we make with respect to these allowances represent significant judgments that we make with regard to revenue recognition.

Reserves for discounts and allowances reduced gross product revenues as follows (in millions):

	Three Months Ended
	March 31,
	2007	2006

Discounts	$10.5	$22.8
Contractual adjustments	22.8	28.7
Returns	4.3	7.3

Total allowances	$37.6	$58.8

Gross product revenues	$522.0	$465.3
Percent of gross product revenues	7.2%	12.6%

Product revenue allowances are categorized as follows: discounts, contractual adjustments and returns.

Discount reserves include trade term discounts and wholesaler incentives. During the three months ended March 31, 2007, we changed the manner in which we administer our patient assistance and patient replacement goods programs. Prior to January 1, 2007, AVONEX product shipped to administer these programs was invoiced and recorded as gross product revenue. In addition, an offsetting provision for discount and returns was reflected for expected credit requests from the distributor that administers these programs on our behalf. On January 1, 2007, we established a consignment model. Under the new arrangement, no gross revenue is recorded for product shipped to satisfy these programs. For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, discounts expense decreased as a result of the change in the manner in which patient assistance is now administered ($15.1 million), offset by higher discounts and incentives related to higher pricing levels.

Contractual adjustments relate to Medicaid rebates, VA rebates and managed care. For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, contractual adjustments decreased due, principally, to lower Medicaid rebates as a result of the introduction of Medicare Part D in 2006.

Allowances for returns are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, returns decreased by $3.0 million, primarily as a result of the change in the manner in which we administer the patient replacement goods program ($4.2 million), offset by slightly higher return levels.

Unconsolidated Joint Business Revenue

Copromotion profits consist of the following (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Product revenues, net	$534,792	$476,978
Costs and expenses	180,922	154,334

Copromotion profits	$353,870	$322,644

Biogen Idec’s share of copromotion profits	$136,548	$124,057

For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, our share of copromotion profits increased $12.5 million, or 10.1%, due, principally, to higher sales of RITUXAN, as well as the approval of RITUXAN for treatment of rheumatoid arthritis, or RA, in February 2006.

Revenues from unconsolidated joint business consist of the following (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Copromotion profits	$136,548	$124,057
Reimbursement of selling and development expenses	14,099	15,928
Royalty revenue on sales of RITUXAN outside the U.S.	56,517	43,395

Total unconsolidated joint business revenue	$207,164	$183,380

For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, royalty revenue on sales of RITUXAN outside the U.S. increased $13.1 million, or 30.2%, due, principally to increased sales outside the U.S. reflecting greater market penetration.

Under the amended and restated collaboration agreement, our current pretax copromotion profit-sharing formula, which resets annually, is as follows:

Copromotion Operating Profits	Biogen Idec’s Share of Copromotion Profits
First $50 million	30%
Greater than $50 million	40%

In 2007 and 2006, the 40% threshold was met during the first quarter. For each calendar year or portion thereof following the approval date of the first new anti-CD20 product, the pretax copromotion profit-sharing formula for RITUXAN and other anti-CD20 products sold by us and Genentech will change to the following:

	New Anti-CD20 U.S.	Biogen Idec’s Share
Copromotion Operating Profits	Gross Product Sales	of Copromotion Profits
First $50 million(1)	N/A	30%
Greater than $50 million	Until such sales exceed $150 million in any calendar year(2) Or	38%

	After such sales exceed $150 million in any calendar year until such sales exceed $350 million in any calendar year(3) Or	35%

	After such sales exceed $350 million in any calendar year(4)	30%

(1)	not applicable in the calendar year the first new anti-CD20 product is approved if $50 million in copromotion operating profits has already been achieved in such calendar year through sales of RITUXAN.

(2)	if we are recording our share of RITUXAN copromotion profits at 40%, upon the approval date of the first new anti-CD20 product, our share of copromotion profits for RITUXAN and the new anti-CD20 product will be immediately reduced to 38% following the approval date of the first new anti-CD20 product until the $150 million new product sales level is achieved.

(3)	if $150 million in new product sales is achieved in the same calendar year the first new anti-CD20 product receives approval, then the 35% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year. Once the $150 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years’ (after the first $50 million in copromotion operating profits in such years) will be 35% until the $350 million new product sales level is achieved.

(4)	if $350 million in new product sales is achieved in the same calendar year that $150 million in new product sales is achieved, then the 30% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year (or January 1 of the second following calendar year if the first new anti-CD20 product receives approval and, in the same calendar year, the $150 million and $350 million new product sales levels are achieved). Once the $350 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years will be 30%.

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

Under the amended and restated collaboration agreement, we will receive a lower royalty percentage of revenue from Genentech on sales by Roche and Zenyaku of new anti-CD20 products, as compared to the royalty percentage of revenue on sales of RITUXAN. The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. For the majority of European countries, the first commercial sale of RITUXAN occurred in the second half of 1998.

Total unconsolidated joint business revenue represented 28.9% of our total revenues for the three months ended March 31, 2007, as compared to 30.0% for the comparable period in 2006.

Other Revenue

Other revenue for the three months ended March 31, 2007 and 2006 were as follows (in thousands):

	Three Months Ended March 31,
	2007		2006

Royalties	$22,987	94%	$20,561	97%
Corporate partner	1,371	6%	715	3%

Other revenue	$24,358	100%	$21,276	100%

For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, royalties increased $2.4 million, or 11.8%, due, principally, to higher royalties on sales of product licensed by The Medicines Company, offset by lower royalties on sales of product licensed by Schering-Plough Corporation.

Royalty revenues may fluctuate as a result of sales levels of products sold by our licensees from quarter to quarter due to the timing and extent of major events such as new indication approvals, government-sponsored programs, or loss of patent protection.

Corporate partner revenues consist of contract revenues and license fees.

Cost of Sales, excluding Amortization of Intangibles

Cost of sales, excluding amortization of intangibles, includes the following (in thousands):

	Three Months Ended March 31,
	2007		2006

Cost of product revenues	$80,779	99%	$66,428	98%
Cost of royalty revenues	1,171	1%	1,066	2%

Cost of sales, excluding amortization of intangibles	$81,950	100%	$67,494	100%

Cost of product revenues, included in cost of sales, by product, are as follows (in thousands):

	Three Months Ended
	March 31,
Product	2007	2006

AVONEX	$67,118	$55,624
AMEVIVE	572	7,792
ZEVALIN	4,625	2,161
TYSABRI	781	851
FUMADERM	32	—
OTHER	7,651	—

Cost of product revenue, excluding amortization of intangibles	$80,779	$66,428

AVONEX

For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, the cost of product revenue for AVONEX increased $11.5 million, or 20.7%, due, principally, to increased write-offs of unmarketable inventory ($3.4 million), and increased expenses ($5.5 million) related to inventory that has been scrapped.

TYSABRI

For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, the cost of product revenue for TYSABRI decreased $0.1 million, or 8.2%, due, principally to lower write-offs of inventory offset by cost of sales related to shipments made.

We have product on hand that was previously written down due to uncertainties surrounding the TYSABRI suspension in 2005, but which is available to fill future orders. As we sell TYSABRI inventory that was previously written down, we are realizing lower cost of sales and, therefore, higher margins. For the three months ended March 31, 2007, cost of sales was lower by approximately $2.5 million due to previous write-downs. As of March 31, 2007, the approximate value of this product, based on its original cost of manufacture, is $18.1 million.

AMEVIVE

For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, the cost of product revenue for AMEVIVE decreased substantially due to the disposition of our worldwide rights in April 2006.

ZEVALIN

For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, the cost of product revenue for ZEVALIN increased $2.5 million, or 114.0%, due, principally, to the increased write-off of unmarketable inventory.

FUMADERM

The cost of sales recognized in the three months ended March 31, 2007 is due, principally, to the write-off of unmarketable inventory.

Cost of Royalty Revenue

For the three months ended March 31, 2007, compared to the three months ended March 31, 2006, the cost of royalty revenue increased $0.1 million, or 9.8%, due, principally, to the increase in royalty revenues.

Valuation of Inventory

We wrote-down the following unmarketable inventory, which was charged to cost of sales in the respective periods (in thousands):

	Three Months Ended March 31,
	2007	2006

AVONEX	$3,671	$254
AMEVIVE	—	2,433
FUMADERM	68	—
ZEVALIN	2,580	—
TYSABRI	398	611

	$6,717	$3,298

The write-downs for the three months ended March 31, 2007 and 2006, respectively, were the result of the following (in thousands):

	Three Months Ended March 31,
	2007	2006

Failed quality specifications	$2,813	$3,044
Excess and/or obsolescence	3,904	254

	$6,717	$3,298

Research and Development Expenses

Research and development expenses totaled $191.4 million and $145.9 million in the three months ended March 31, 2007 and 2006, respectively, an increase of $45.5 million, or 31.2%. The increase reflects, principally, a $25.3 million increase in expenses related to clinical trials (primarily related to new trials for BG-12, anti-CD23, and anti-CD80) and new projects (primarily related to technology arising from our acquisition of Conforma), and a $16.4 million increase in salary and benefit expense arising from increased headcount in 2007 as compared to the comparable period in 2006.

We anticipate that research and development expenses in 2007 will continue to be higher than 2006.

Acquired In-Process Research and Development, or IPR&D

During the three months ended March 31, 2007, we recorded expense related to acquired IPR&D of $18.4 million related to the acquisition of Syntonix. See Note 2 of the consolidated financial statements, Acquisition of Syntonix Pharmaceuticals, Inc., for details on future expenditures with respect to the IPR&D. Future expenditures related to in-process research and development projects acquired in the prior year are $141.2 million for Fumapharm and $113.6 million for Conforma.

Since completing the acquisition in January of 2007, we have spent approximately $2.6 million related to the in-process technology of Syntonix. Those expenses are included in research and development expenses in the accompanying consolidated statement of income.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $188.1 million and $154.4 million in the three months ended March 31, 2007 and 2006, respectively, an increase of $33.7 million, or 21.8%. The increase reflects, principally, a $20.1 million increase in sales and marketing activities for TYSABRI, and a $13.2 million increase in salaries and benefits related to increased headcount in sales, marketing, and general and administrative personnel. These increases were offset by a $6.1 million decrease in sales and marketing activities related to ZEVALIN and AMEVIVE and a $2.3 million increase in reimbursable amounts related, principally, to the domestic collaboration with Elan for TYSABRI.

We anticipate that total selling, general, and administrative expenses in 2007 will continue to be higher than 2006 due to sales and marketing and other general and administrative expenses to support AVONEX and TYSABRI growth.

Amortization of Intangible Assets

Amortization of intangible assets totaled $59.9 million for the three months ended March 31, 2007 compared to $70.7 million in the comparable period in 2006, a decrease of $10.8 million, or 15.3%. The decrease is due, principally, to a change in estimated economic consumption. The amount of amortization recorded for core technology in the three months ended March 31, 2007 was $47.8 million as compared to the $58.7 million that was recognized in the three months ended March 31, 2006.

Other Income (Expense), Net

Total other income (expense), net, consists of the following (in thousands):

	Three Months Ended
	March 31,
	2007	2006

Interest income	$29,141	$23,557
Interest expense	(406)	(293)
Other expense, net	(7,033)	(4,599)

Total other income (expense), net	$21,702	$18,665

Interest income totaled $29.1 million and $23.6 million in the three months ended March 31, 2007 and 2006, respectively, an increase of $5.6 million, or 23.7%. The increase in interest income is due, principally, to higher yields on our marketable securities portfolio as well as higher average cash balances. Interest income levels that may be achieved in the future are, in part, dependent upon market conditions.

Other expense, net, totaled $7.0 and $4.6 million in the three months ended March 31, 2007 and 2006, respectively, an increase of $2.4 million, or 52.9%. The increase reflects, principally, a $1.9 million decrease in losses on strategic investments, offset by a $1.9 million decrease in gains on foreign currency transaction adjustments, a $0.5 million increase in sales and use tax, and a $1.5 million increase in losses on security sales.

Share-Based Payments

Our share-based compensation programs consist of share-based awards granted to employees including stock options, restricted stock, performance share units and restricted stock units, or RSUs, as well as our employee stock purchase plan, or ESPP.

For the three months ended March 31, 2007 and 2006, share-based compensation expense reduced our results of operations as follows (in thousands except for earnings per share):

	Three Months	Three Months Ended March 31, 2006
	Ended March 31,	Impact Before
	2007	Cumulative Effect	Cumulative Effect
	Effect on	of Accounting	of Accounting	Effect on Net
	Net Income	Change	Change	Income

Income before income taxes	$(29,560)	$(29,194)	$5,574	$(23,620)
Tax effect	9,228	9,114	(1,795)	7,319

Net income	$(20,332)	$(20,080)	$3,779	$(16,301)

Basic earnings per share:	$(0.06)	$(0.06)	$0.01	$(0.05)
Diluted earnings per share	$(0.06)	$(0.06)	$0.01	$(0.05)

For the three months ended March 31, 2006, the expense is net of a cumulative pre-tax adjustment of $5.6 million resulting from the application of an estimated forfeiture rate for prior period unvested restricted stock awards.

Income Tax Provision

Tax Rate

Our effective tax rate was 35.3% on pre-tax income for the three months ended March 31, 2007, compared to 37.8% for the comparable period in 2006.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the three months ended March 31, 2007, and 2006, respectively, is as follows:

	Three Months Ended
	March 31,
	2007	2006

Statutory rate	35.0%	35.0%
State taxes	2.0	1.9
Foreign taxes	(7.3)	(6.1)
Credits and net operating loss utilization	(1.1)	(0.3)
Other	1.3	0.5
Fair value adjustment	2.9	6.4
IPR&D	3.3	—
Non-deductible items	(0.8)	0.4

Effective tax rates	35.3%	37.8%

We have net operating loss carry forwards and tax credit carry forwards for federal and state income tax purposes available to offset future taxable income. The utilization of our net operating loss carry forwards and tax credits may be subject to an annual limitation under the Internal Revenue Code due to a cumulative change of ownership of more than 50% in prior years. However, other than for tax attributes acquired as part of the Conforma transaction, we anticipate that the annual limitation will result only in a modest delay in the utilization of such net operating loss and tax credits.

Contingency

On September 12, 2006, we received a Notice of Assessment from the Massachusetts Department of Revenue for $38.9 million, including penalties and interest, with respect to the 2001, 2002 and 2003 tax years. We believe that we have meritorious defenses to the proposed adjustment and will vigorously oppose the assessment. We believe that the assessment does not impact the level of our liabilities for income tax contingencies. However, there is a possibility that we may not prevail in all of our assertions. If this is resolved unfavorably in the future, it could have a material impact on our future effective tax rate and our results of operations in the period in which the resolution occurs.

Adoption of FASB Interpretation No. 48

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the adoption of FIN 48, we recognized a reduction in the liability for unrecognized tax benefits of $14.2 million, which was recorded as a $1.8 million reduction to the January 1, 2007 balance of our accumulated deficit, a $9.1 million reduction in goodwill and a $3.3 million increase in our deferred tax liability.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$196.8
Additions based on tax positions related to the current period	7.0
Additions for tax positions of prior periods	48.2
Reductions for tax positions of prior periods	(36.7)
Settlements	(1.8)

Balance at March 31, 2007	$213.5

Included in the balance at March 31, 2007 and January 1, 2007, are $114.1 million and $98.2 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2007 and 2006, we recognized approximately $6.2 million and $3.4 million in interest. We accrued approximately $26.5 million and $20.3 million for the payment of interest at March 31, 2007 and January 1, 2007, respectively.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. The Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2003 and 2004 in 2006. We expect the IRS to complete its examination by December 31, 2007. The final outcome of the examination is not yet determinable; however, we do not expect that any adjustments as a result of the examination would have a material effect on our financial position.

In connection with the adoption of FIN 48, we reclassified approximately $113 million in reserves for uncertain tax positions from current taxes payable to long-term liabilities.

Liquidity and Capital Resources

Financial Condition

Our financial condition is summarized as follows (in thousands);

	March 31,	December 31,
	2007	2006

Cash and cash equivalents	$780,940	$661,377
Marketable securities — short term	346,639	241,314
Marketable securities — long term	1,385,666	1,412,238

Total cash, cash equivalents and marketable securities	$2,513,245	$2,314,929

Working capital	$1,440,893	$1,129,712
Outstanding borrowings — convertible notes	$9,148	$45,622
Outstanding borrowings — other	$52,043	$51,072

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

Operating activities

Cash provided by operations was $262.3 million and $156.3 million in the three months ended March 31, 2007 and 2006, respectively, an increase of $106.0 million, or 67.8%. The increase is due to higher earnings and a lower investment in working capital. Specifically, cash used to finance movements in working capital asset and liability accounts gave rise to a use of funds in the current period of approximately $15.6 million versus a use of funds of $77.6 million in the prior year. The current year includes an increase in net income of approximately $8.5 million as well as an increase in non-cash charges. The principal component of non-cash charges for the three months ended March 31, 2007 was acquired in-process research and development of $18.4 million. Additionally, deferred income taxes represented a source of funds of $5.0 million during the three months ended March 31, 2007 versus a use of funds of $26.5 million in 2006. These increases were offset by a decrease in non-cash charges relating to depreciation and amortization which declined by $34.4 million to $88.8 million for the three months ended March 31, 2007 from $123.2 million for the three months ended March 31, 2006.

Investing activities

Cash used in investing activities was $167.4 million and $272.2 million in the three months ended March 31, 2007 and 2006, respectively. The reduction in the use of cash in investing activities reflects lower net purchases of marketable securities. For the three months ended March 31, 2007, net purchases were $74.9 million as compared to $238.3 million for the three months ended March 31, 2006. Purchases of property and equipment totaled $37.4 million for the three months ended March 31, 2007 as compared to $65.6 million for the three months ended March 31, 2006. These reductions in uses of cash were offset by the impact of payments made for the acquisition of Syntonix of $42.3 million in 2007. In the prior year, proceeds from sales of property, plant and equipment was a source of cash of $33.9 million.

Financing activities

Cash provided by financing activities during the three months ended March 31, 2007 was $24.4 million compared to cash provided of $83.7 million in the three months ended March 31, 2006. The decrease was due, principally, to lower proceeds from the issuance of stock for share based payment arrangements in the three months ended March 31, 2007, as compared to the comparable period of 2006.

Borrowings

As of March 31, 2007, our remaining indebtedness under our subordinated notes was approximately $9.1 million with a face value of $15.1 million. On May 1, 2007, we paid $6.6 million to note holders of the 2032 senior notes that had exercised their right to put the notes back to us. These notes had a face value of $10.1 million.

At March 31, 2007 we have a long term note payable of approximately $40.0 million relating to the acquisition of distribution rights of FUMADERM. Additionally, one of our international joint ventures maintained a loan that had a carrying value of $12.1 million as of March 31, 2007.

Working capital

At March 31, 2007, our working capital was $1,441 million, as compared to $1,130 million at December 31, 2006, an increase of $311 million. Approximately $113 million of this increase related to the reclassification of certain tax reserves from current liabilities to long term liabilities in connection with the adoption of FIN 48.

Commitments

In August 2004, we restarted construction of our large-scale biologic manufacturing facility in Hillerod, Denmark. In March 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk-manufacturing component of our large-scale biologic manufacturing facility in Hillerod, Denmark. Additionally, we added a labeling and packaging component to the project. We also determined that we would no longer proceed with the fill-finish component of that facility. As of March 31, 2007, we had committed approximately $274 million to the project, of which approximately $270 million had been paid.

We are proceeding with the second phase of the project, a large-scale manufacturing facility. In October 2006, our Board of Directors approved this phase of the project, which is expected to cost an additional $225.0 million. As of March 31, 2007, we had committed approximately $116 million to the second phase, of which approximately $9 million had been paid.

The second phase of the project is expected to be ready for commercial production in 2009.

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

Share Repurchase Program

We did not repurchase any shares of our common stock under our authorized share repurchase program in the three months ended March 31, 2007.

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

Legal Matters

Please refer to Note 11 of the consolidated financial statements in Part I of this report on Form 10-Q, Litigation, for a discussion of legal matters as of March 31, 2007.

New Accounting Standards

Please refer to Note 14 of the consolidated financial statements in Part I of this report on Form 10-Q, New Accounting Pronouncements, for a discussion of new accounting standards.

Critical Accounting Estimates

We incorporate by reference the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Estimates” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Significant judgments and/or updates to the policies since December 31, 2006 are included below.

Reserves for Discounts and Allowances

We establish reserves for trade term discounts, wholesaler incentives, Medicaid rebates, Veteran’s Administration, or VA, rebates, managed care, patient assistance, product returns and other applicable allowances. Such reserves are classified as reductions of accounts receivable (if the amount is payable to a customer) or a liability (if the amount is payable to a party other than a customer).

During the three months ended March 31, 2007, we changed the manner in which we administer our patient assistance and patient replacement goods programs. Prior to January 1, 2007, AVONEX product shipped to administer these programs was invoiced and recorded as gross product revenue. In addition, an offsetting provision for discount and returns was reflected for expected credit requests from the distributor that administers these programs on our behalf. On January 1, 2007, we established a consignment model. Under the new arrangement, no gross revenue is recorded for product shipped to satisfy these programs.

An analysis of the amount of, and change in, reserves is as follows (in millions):

		Contractual
	Discounts	Adjustments	Returns	Total

Beginning balance, January 1, 2007	$12.7	$30.5	$17.8	$61.0
Current provisions relating to sales in current period	10.5	23.3	4.3	38.1
Adjustments relating to prior periods	—	(0.5)	—	(0.5)
Payments/returns relating to sales in current period	(5.5)	(6.5)	—	(12.0)
Payments/returns relating to sales in prior periods	(12.6)	(16.5)	(8.7)	(37.8)

Ending balance, March 31, 2007	$5.1	$30.3	$13.4	$48.8

The total reserves above were included in the consolidated balance sheet as follows (in millions):

	March 31,	December 31,
	2007	2006

Reduction of accounts receivable	$20.6	$30.2
Current liability	28.2	30.8

Total reserves	$48.8	$61.0

Income Taxes

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the adoption of FIN 48, we recognized a reduction in the liability for unrecognized tax benefits of $14.2 million, which was recorded as a $1.8 million reduction to the January 1, 2007 balance of our accumulated deficit, a $9.1 million reduction in goodwill and a $3.3 million increase in our deferred tax liability.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$196.8
Additions based on tax positions related to the current period	7.0
Additions for tax positions of prior periods	48.2
Reductions for tax positions of prior periods	(36.7)
Settlements	(1.8)

Balance at March 31, 2007	$213.5

Included in the balance at March 31, 2007 and January 1, 2007, are $114.1 million and $98.2 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended March 31, 2007 and 2006, we recognized approximately $6.2 million and $3.4 million in interest. We accrued approximately $26.5 million and $20.3 million for the payment of interest at March 31, 2007 and January 1, 2007, respectively.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. The Internal Revenue Service (IRS) commenced an examination of our U.S. income tax returns for 2003 and 2004 in 2006. We expect the IRS to complete its examination by December 31, 2007. The final outcome of the examination is not yet determinable; however, we do not expect that any adjustments as a result of the examination would have a material effect on our financial position.

In connection with the adoption of FIN 48, we reclassified approximately $113 million in reserves for uncertain tax positions from current taxes payable to long-term liabilities.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks, and the ways we manage them, are summarized in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes in the first three months of 2007 to such risks or our management of such risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act) as of March 31, 2007. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

We have not made any changes in our internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

The section entitled “Litigation” in “Notes to Consolidated Financial Statements” in Part I of this report on Form 10-Q is incorporated into this item by reference.

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

We are committing to a significant investment in the expansion of a manufacturing facility the success of which relies upon continued demand for our products

The first phase of our large-scale biologic manufacturing facility in Hillerod, Denmark, is almost complete. As of March 31, 2007, we had committed approximately $274 million to this phase of the project, of which approximately $270 million had been paid.

We are proceeding with the second phase of the facility and our Board of Directors has authorized an additional $225 million to be spent on this phase of the project in addition to amounts spent for the first phase. As of March 31, 2007, we had committed approximately $116 million to the second phase of the project, of which approximately $9 million had been paid.

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

Several aspects of our corporate governance and our collaboration agreements may discourage a third party from attempting to acquire us

Several factors might discourage a takeover attempt that could be viewed as beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example:

•	we are subject to Section 203 of the Delaware General Corporation Law, which provides that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in Section 203;

•	our stockholder rights plan is designed to cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors;

•	our board of directors has the authority to issue, without a vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of common stock;

•	our amended and restated collaboration agreement with Genentech provides that, in the event we undergo a change of control, within ninety (90) days Genentech may present an offer to us to purchase our rights to RITUXAN. Recently, in an arbitration proceeding brought by Biogen Idec relating to the collaboration agreement, Genentech alleged for the first time that the November 2003 transaction in which Idec acquired Biogen and became Biogen Idec constituted such a change of control, an assertion with which we strongly disagree. It is our position that the Biogen Idec merger did not constitute a change of control under our agreement with Genentech and that, even if it did, Genentech’s rights under the change of control provision have long since expired. We intend to vigorously assert our position if Genentech persists in making this claim. If the arbitrators decide this issue in favor of Genentech, or if a change of control were to occur in the future and Genentech were to present an offer for the RITUXAN rights, we must either accept Genentech’s offer or purchase Genentech’s rights to RITUXAN on the same terms as its offer. If Genentech presents such an offer, then they will be deemed concurrently to have exercised a right, in exchange for a share in the operating profits or net sales in the U.S. of any other anti CD-20 products developed under the agreement, to purchase our interest in each such product. The rights of Genentech described in this paragraph may limit our attractiveness to potential acquirers; our collaboration agreement with Elan provides Elan with the option to buy the rights to TYSABRI in the event that we undergo a change of control, which may limit our attractiveness to potential acquirers;

•	our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year; and

•	advance notice is required for nomination of candidates for election as a director and for proposals to be brought before an annual meeting of stock holders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our stock repurchase activity for the three months ended March 31, 2007 is set forth in the table below:

Issuer Purchases of Equity Securities

				Total Number of
				Shares Purchased as	Number of Shares
	Total Number of		Average Price Paid	Part of Publicly	that may yet be
	Shares Purchased		per Share	Announced Program	Purchased Under Our
Period	(#)(a)		($)	(#)(a)	Program (#)

Three Months Ended March 31, 2007	8,041	(b)	$44.99	—	20,000,000
Total	8,041		$44.99	—	20,000,000

(a)	On October 13, 2006 the Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock will provide us with authorized shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program does not have an expiration date.

(b)	All of these shares are shares that were used by certain employees to pay the exercise price of their stock options in lieu of paying cash or utilizing our cashless option exercise program.

Item 6.	Exhibits

10.1	Amendment dated April 4, 2006, to 2005 Omnibus Equity Plan.
10.2	Amendment dated February 12, 2007, to 2005 Omnibus Equity Plan.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN IDEC INC.

/s/ Peter N. Kellogg
Peter N. Kellogg
Executive Vice President, Finance and Chief
Financial Officer

May 3, 2007