Form 10-Q
period 2007-06-30
BIOGEN IDEC INC.
filed 2007-07-24
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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

The number of shares of the registrant’s Common Stock, $0.0005 par value, outstanding as of July 13, 2007, was 287,925,669 shares.

BIOGEN IDEC INC.

FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2007

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
		(Unaudited)

Revenues:
Product	$518,625	$436,081	$1,003,013	$842,600
Unconsolidated joint business	230,590	206,095	437,754	389,476
Other	23,961	17,865	48,319	39,140

Total revenues	773,176	660,041	1,489,086	1,271,216

Costs and expenses:
Cost of sales, excluding amortization of acquired intangible assets	84,063	77,993	166,013	145,488
Research and development	218,149	161,985	409,598	307,877
Selling, general and administrative	203,668	170,289	391,729	324,680
Collaboration profit (loss) sharing	(105)	—	(5,672)	—
Amortization of acquired intangible assets	60,961	76,260	120,881	146,967
Acquired in-process research and development	—	330,520	18,405	330,520
Gain on sale of long lived assets	—	(799)	—	(1,098)
Gain on settlement of license agreement	—	(34,192)	—	(34,192)

Total costs and expenses	566,736	782,056	1,100,954	1,220,242

Income (loss) from operations	206,440	(122,015)	388,132	50,974
Other income (expense), net	31,586	21,806	53,288	40,471

Income (loss) before income tax provision and cumulative effect of accounting change	238,026	(100,209)	441,420	91,445
Income tax expense	51,886	70,404	123,779	142,868

Income (loss) before cumulative effect of accounting change	186,140	(170,613)	317,641	(51,423)
Cumulative effect of accounting change, net of income tax	—	—	—	3,779

Net income (loss)	$186,140	$(170,613)	$317,641	$(47,644)

Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$0.55	$(0.50)	$0.93	$(0.15)
Cumulative effect of accounting change, net of income tax	—	—	—	0.01

Basic earnings (loss) per share	$0.55	$(0.50)	$0.93	$(0.14)

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	$0.54	$(0.50)	$0.92	$(0.15)
Cumulative effect of accounting change, net of income tax	—	—	—	0.01

Diluted earnings (loss) per share	$0.54	$(0.50)	$0.92	$(0.14)

Shares used in calculating:
Basic earnings (loss) per share	340,315	342,375	340,312	341,742

Diluted earnings (loss) per share	343,389	342,375	343,713	341,742

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(In thousands, except per share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,611,581	$661,377
Marketable securities	191,136	241,314
Accounts receivable, net	359,518	317,353
Due from unconsolidated joint business	162,468	168,708
Inventory	207,897	169,102
Other current assets	161,406	154,713

Total current assets	2,694,006	1,712,567

Marketable securities	917,403	1,412,238
Property, plant and equipment, net	1,330,899	1,280,385
Intangible assets, net	2,626,838	2,747,241
Goodwill	1,135,939	1,154,757
Investments and other assets	230,630	245,620

Total assets	$8,935,715	$8,552,808

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$99,440	$100,457
Taxes payable	17,106	145,529
Accrued expenses and other	346,456	336,869
Tender obligation (Note 16)	2,990,030	—
Current portion of notes payable	11,897	—

Total current liabilities	3,464,929	582,855

Notes payable	51,348	96,694
Long-term deferred tax liability	588,784	643,645
Other long-term liabilities	193,955	79,836

Total liabilities	4,299,016	1,403,030

Commitments and contingencies (Notes 4, 10 and 12)
Shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	172	173
Additional paid-in capital	8,286,958	8,308,232
Accumulated other comprehensive income	32,167	21,855
Accumulated deficit	(666,955)	(860,827)
Tender Offer Obligation (Note 16)	(2,990,297)	—
Treasury stock, at cost	(25,346)	(319,655)

Total shareholders’ equity	4,636,699	7,149,778

Total liabilities and shareholders’ equity	$8,935,715	$8,552,808

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income (loss)	$317,641	$(47,644)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation and amortization of fixed & intangible assets	181,275	198,922
Acquired in process research & development	18,405	330,520
Gain on settlement of license agreement	—	(34,192)
Stock-based compensation	59,419	65,625
Non-cash interest expense (income)	1,484	(36)
Deferred income taxes	(18,172)	(46,098)
Realized (gain) loss on sale of marketable securities and strategic investment	(6,999)	1,758
Write-down of inventory to net realizable value	14,834	12,049
Facility impairment and (gain) loss on disposition, net	—	(1,098)
Impairment of investments and other assets	5,513	4,439
Excess tax benefit from stock options	(9,840)	(10,241)
Changes in assets and liabilities, net:
Accounts receivable	(40,999)	(20,881)
Due from unconsolidated joint business	6,240	(23,803)
Inventory	(52,081)	(18,657)
Other assets	(12,885)	3,308
Accrued expenses and other current liabilities	(693)	(80,100)
Other liabilities	1,205	5,754

Net cash flows provided by operating activities	464,347	339,625

Cash flows from investing activities:
Purchases of marketable securities	(1,868,371)	(1,329,022)
Proceeds from sales and maturities of marketable securities	2,409,802	1,023,057
Proceeds from sale of Amevive	—	59,800
Acquisitions, net of cash acquired	(42,289)	(363,251)
Purchases of property, plant and equipment	(117,248)	(79,722)
Proceeds from sale of property, plant and equipment	70	35,857
Purchases of other investments	(15,818)	(4,305)
Proceeds from the sale of a strategic investment	30,566	—

Net cash flows provided by (used in) investing activities	396,712	(657,586)

Cash flows from financing activities:
Purchase of treasury stock	—	(366)
Proceeds from issuance of stock for share based payment arrangements	81,748	74,487
Change in cash overdrafts	(642)	(5,303)
Excess tax benefit from stock options	9,840	10,241
Repurchase of senior notes	(6,563)	—
Proceeds of loan from joint venture partner	—	15,231
Repayments of loan to joint venture partner	(3,703)	—
Proceeds from line of credit	8,133	—

Net cash flow provided by financing activities	88,813	94,290

Net increase (decrease) in cash and cash equivalents	949,872	(223,671)
Effect of exchange rate changes on cash and cash equivalents	332	607
Cash and cash equivalents, beginning of the period	661,377	568,168

Cash and cash equivalents, end of the period	$1,611,581	$345,104

Non-cash financing transaction:
See Note 14 “Indebtedness” and Note 16 “Tender Offer” for a discussion of non-cash financing transactions that occurred during the six months ended June 30, 2007.

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

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of our financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements. This Form 10-Q does not contain all disclosures required by accounting principles generally accepted in the U.S. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Principles of Consolidation

The consolidated financial statements reflect our financial statements and those of our wholly-owned subsidiaries and of our joint ventures in Italy and Switzerland. We also consolidate a limited partnership investment in which we are the majority investor. All material intercompany balances and transactions have been eliminated in consolidation.

2.	Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are charged to research and development expense when consumed.

The components of inventory are as follows (in millions):

	June 30,	December 31,
	2007	2006

Raw materials	$54.7	$45.7
Work in process	125.1	105.3
Finished goods	28.1	18.1

Total inventory	$207.9	$169.1

Included in inventory is TYSABRI inventory that was written off in 2005, due to uncertainties surrounding the TYSABRI suspension, but which is available to fill future orders. The approximate value of this product, based on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

its original cost of manufacture, is $13.8 million. As a result, we are recognizing lower than normal cost of sales and, therefore, higher margins.

During the three and six months ended June 30, 2007, we wrote down $8.1 million and $14.8 million, respectively, in unmarketable inventory, which was charged to cost of sales. During the three and six months ended June 30, 2006, we wrote down $8.8 million and $12.0 million, respectively, in unmarketable inventory, which was also charged to cost of sales.

3.	Revenue Recognition

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

Effective January 1, 2007, we changed the manner in which we administer our patient assistance and patient replacement goods programs. Prior to January 1, 2007, AVONEX product shipped to administer these programs was invoiced and recorded as gross product revenue. In addition, an offsetting provision for discount and returns was recorded for expected credit requests from the distributor that administers these programs on our behalf. Effective January 1, 2007, we established a consignment sales model. Under the new arrangement, gross revenue is not recorded for product shipped to satisfy these programs.

Discounts and Allowances

Revenues are recorded net of applicable allowances for discounts, contractual adjustments and returns.

We establish reserves for these discounts, which include trade term discounts and wholesaler incentives, contractual adjustments, which include Medicaid rebates, Veteran’s Administration rebates and managed care, and returns, which include returns made by wholesalers. Such reserves are classified as reductions of accounts receivable (if the amount is payable to a customer) or as a liability (if the amount is payable to a party other than a customer).

An analysis of the amount of, and change in, reserves is as follows (in millions):

		Contractual
	Discounts	Adjustments	Returns	Total

Beginning balance, January 1, 2007	$12.7	$30.5	$17.8	$61.0
Current provisions relating to sales in current period	20.5	47.7	8.4	76.6
Adjustments relating to sales in prior periods	—	(0.8)	5.2	4.4
Payments/returns relating to sales in current period	(13.9)	(19.1)	—	(33.0)
Payments/returns relating to sales in prior periods	(12.6)	(26.4)	(13.4)	(52.4)

Ending balance, June 30, 2007	$6.7	$31.9	$18.0	$56.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total reserves above were included in the consolidated balance sheets as follows (in millions):

	June 30,	December 31,
	2007	2006

Reduction of accounts receivable	$27.4	$30.2
Accrued expenses and other	29.2	30.8

Total reserves	$56.6	$61.0

Reserves for discounts, contractual adjustments and returns reduced gross product revenues as follows (in millions):

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2007	2006	2007	2006

Discounts	$10.0	$29.3	$20.5	$53.2
Contractual adjustments	24.1	19.4	46.9	48.4
Returns	9.3	14.6	13.6	22.0

Total allowances	$43.4	$63.3	$81.0	$123.6

Gross product revenues	$565.2	$501.5	$1,087.5	$967.6

Percent of gross product revenues	7.7%	12.6%	7.4%	12.8%

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

4.	Acquisitions and Collaboration Agreements

Syntonix Pharmaceuticals, Inc.

In January 2007, we acquired 100% of the stock of Syntonix Pharmaceuticals, Inc., or Syntonix, a privately held biopharmaceutical company based in Waltham, Massachusetts. Syntonix focuses on discovering and developing long-acting therapeutic products to improve treatment regimens for chronic diseases, and is engaged in multiple pre-clinical programs in hemophilia. The purchase price was $44.4 million, including transaction costs, and is subject to increase to as much as $124.4 million if certain development milestones with respect to Syntonix’s lead product, long-acting Factor IX are achieved. The purpose of the acquisition was to enhance our pipeline and to expand into additional specialized markets.

The acquisition was funded from our existing cash and was accounted for as an asset acquisition as Syntonix is a development-stage company. As a result of the acquisition we obtained the rights to the in-process technology of the Fc-fusion technology platform. Syntonix has two programs in development using the Fc-fusion platform, long-acting Factor IX and long-acting Factor VIII. Syntonix’s lead product, long-acting Factor IX, is a proprietary product for the treatment of hemophilia B. Syntonix is expected to file an investigational new drug application with the Food and Drug Administration, or FDA, for long-acting Factor IX in 2007. Long-acting Factor VIII is a product for the treatment of hemophilia A and is approximately two years away from the filing of an investigational new drug application with the FDA.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The results of operations of Syntonix are included in our consolidated results of operations from the date of acquisition. We have completed our purchase price allocation for the acquisition as set out below (in millions):

Current assets	$0.3
Fixed assets	0.2
Deferred tax asset	27.8
Assembled workforce	0.7
In-process research and development	18.4
Current liabilities	(3.0)

$44.4

The purchase price included $2.0 million in loan forgiveness and $0.7 million in transaction fees. In addition, $0.3 million of severance charges were accrued in the six months ended June 30, 2007, as a result of the acquisition.

The amount allocated to in-process research and development, or IPR&D, relates to the development of long-acting Factor IX and long-acting Factor VIII, which are in a development stage. We have spent an additional $4.8 million to complete long-acting Factor IX and an additional $34.9 million to complete long-acting Factor VIII since the acquisition. We expect to incur an additional $0.6 million to complete long-acting Factor IX and an additional $41.9 million to complete long-acting Factor VIII. The estimated revenues from long-acting Factor IX and long-acting Factor VIII are expected to be recognized beginning in 2012 and 2014, respectively. A discount rate of 13% was used to value these projects which we believe to be commensurate with the stage of development and the uncertainties in the economic estimates described above. At the date of acquisition, these compounds had not reached technological feasibility and had no alternative future use. Accordingly, $18.4 million in IPR&D was expensed upon acquisition.

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

The total revenue, operating income (loss) and net income (loss) impacts of the acquisition for the six months ended June 30, 2007 and 2006 were not material.

Cardiokine, Inc.

In June 2007, we entered into an agreement with Cardiokine, Inc., a privately-held pharmaceutical company, for the joint development of lixivapatan, an oral compound expected to enter a Phase III clinical trial in the second half of 2007 for the potential treatment of hyponatremia in patients with congestive heart failure. The agreement is expected to become effective in the third quarter of 2007, since it is subject to the satisfaction of certain closing conditions and customary approvals.

Under the terms of the agreement, we will pay a $50.0 million upfront payment and up to $170.0 million in additional milestone payments for successful development and global commercialization of lixivapatan, as well as royalties for commercial sales. We will be responsible for the global commercialization of lixivapatan and Cardiokine, Inc. will have an option for limited co-promotion in the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Intangible Assets and Goodwill

As of June 30, 2007 and December 31, 2006, intangible assets and goodwill, net of accumulated amortization, impairment charges and adjustments, are as follows (in millions):

			As of June 30,			As of Dec. 31,
			2007			2006
			Accumulated			Accumulated
	Estimated Life	Cost	Amortization	Net	Cost	Amortization	Net

Out-licensed patents	12 years	$578.0	$(175.0)	$403.0	$578.0	$(150.9)	$427.1
Core/developed technology	15-20 years	3,001.5	(855.9)	2,145.6	3,001.5	(760.2)	2,241.3
Trademarks & tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed patents	14 years	3.0	(0.6)	2.4	3.0	(0.5)	2.5
Assembled workforce	4 years	2.1	(0.5)	1.6	1.4	(0.2)	1.2
Distribution rights	2 years	11.1	(0.9)	10.2	11.1	—	11.1

Total		$3,659.7	$(1,032.9)	$2,626.8	$3,659.0	$(911.8)	$2,747.2

Goodwill	Indefinite	$1,135.9	$—	$1,135.9	$1,154.8	$—	$1,154.8

In the six months ended June 30, 2007, goodwill decreased by $18.8 million as a result of certain tax adjustments. Approximately $9.1 million of the adjustments related to the adoption of FIN 48. (See Note 10 for discussion on income taxes). Assembled workforce increased by $0.7 million as a result of the acquisition of Syntonix.

Amortization expense was $61.0 million and $76.3 million in the three months ended June 30, 2007 and 2006, respectively. Amortization expense was $120.9 million and $147.0 million for the six months ended June 30, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Financial Instruments

Marketable Securities, including Strategic Investments

The following is a summary of marketable securities and investments (in millions):

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
June 30, 2007:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities Current	$104.3	$—	$(0.4)	$104.7
Non-current	292.7	0.1	(1.1)	293.7
U.S. Government securities Current	83.4	—	(0.7)	84.1
Non-current	81.4	—	(0.4)	81.8
Other interest bearing securities Current	3.4	—	—	3.4
Non-current	543.3	0.9	(1.1)	543.5

Total available-for-sale securities	$1,108.5	$1.0	$(3.7)	$1,111.2

Other Investments
Strategic investments, non-current	$77.4	$10.3	$(3.0)	$70.1

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
December 31, 2006:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities Current	$197.1	$—	$(0.7)	$197.8
Non-current	439.4	0.4	(3.2)	442.2
U.S. Government securities Current	40.1	—	(0.2)	40.3
Non-current	270.3	0.3	(1.5)	271.5
Other interest bearing securities Current	4.2	—	(0.1)	4.3
Non-current	702.5	1.6	(2.7)	703.6

Total available-for-sale securities	$1,653.6	$2.3	$(8.4)	$1,659.7

Other Investments
Strategic investments, non-current	$116.9	$8.6	$—	$108.3

In the three and six months ended June 30, 2007, we recognized $3.1 million and $5.5 million, respectively, in charges for the impairment of available-for-sale securities that were determined to be other-than-temporary following a decline in value. In the three and six months ended June 30, 2006, we recognized no charges for the impairment of available for sale securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The proceeds from maturities and sales of marketable securities, which were primarily reinvested, and resulting realized gains and losses were as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Proceeds from maturities and sales	$1,606.1	$665.2	$2,409.8	$1,023.1
Realized gains	$1.5	$0.3	$2.0	$0.6
Realized losses	$3.5	$1.3	$3.8	$2.3

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2007 by contractual maturity are as follows (in millions):

	Estimated	Amortized
	Fair Value	Cost

Due in one year or less	$196.6	$197.6
Due after one year through five years	369.0	370.5
Mortgage and other asset backed securities	542.9	543.1

Total	$1,108.5	$1,111.2

The average maturity of our marketable securities as of June 30, 2007 and December 31, 2006, was 22 months and 18 months, respectively.

Strategic Investments

In the three and six months ended June 30, 2007, we recognized no charges for the impairment of investments that were deemed to be other than temporary. In June 2007, we sold 49% of our share in one strategic investment for $48.2 million, which resulted in an $8.1 million gain. In July 2007, we sold the remaining portion of this strategic investment for $50.7 million, which resulted in an additional gain of approximately $9.1 million. In the three and six months ended June 30, 2006, we recognized $2.3 million and $4.4 million in charges, respectively, for the impairment of investments that were deemed to be other than temporary.

Non-Marketable Securities

We hold investments in equity securities of certain privately held biotechnology companies or biotechnology oriented venture capital funds. The carrying value of these strategic investments at June 30, 2007, and December 31, 2006, was $46.6 million and $32.6 million, respectively.

In the six months ended June 30, 2007, we recorded $0.4 million in charges for the impairment of investments that were determined to be other-than-temporary. In the three and six months ended June 30, 2006, we recorded no charges for the impairment of investments that were determined to be other-than-temporary.

Forward Contracts

We have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts in effect at June 30, 2007 have durations of three to six months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the completion of the underlying hedge transaction. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense).

The notional settlement amount of the foreign currency forward contracts outstanding at June 30, 2007 was approximately $162.1 million. These contracts had an aggregate fair value of $3.8 million, representing an unrealized loss, and were included in other current liabilities at June 30, 2007. The notional settlement amount of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the foreign currency forward contracts outstanding at December 31, 2006 was approximately $293.2 million. These contracts had an aggregate fair value of $0.2 million, representing an unrealized loss, and were included in other current liabilities at December 31, 2006.

In the six months ended June 30, 2007, there was $0.6 million recognized in earnings as a loss due to hedge ineffectiveness. In the three and six months ended June 30, 2006, we recognized $0.2 million and $0.9 million, respectively, of losses in earnings due to hedge ineffectiveness. $1.1 million and $1.1 million was recognized in product revenue for the settlement of certain effective cash flow hedge instruments for the three and six months ended June 30, 2007, respectively, as compared to approximately $2.9 million and $3.7 million, of losses for the three and six months ended June 30, 2006, respectively. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

7.	Comprehensive Income

The activity in comprehensive income, net of income taxes, was as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Net income (loss)	$186.1	$(170.6)	$317.6	$(47.6)
Translation adjustments	5.5	14.8	11.2	19.6
Net unrealized gains (losses) on available-for-sale marketable securities, net of tax of $2.1 million, $24.3 million, ($0.6) million and $15.3 million, respectively	(4.0)	(39.1)	1.5	(23.7)
Net unrealized losses on foreign currency forward contracts, net of tax of $0.6 million, $1.7 million, $1.3 million, and $2.7 million, respectively	(1.0)	(2.8)	(2.3)	(4.5)

Total comprehensive income (loss)	$186.6	$(197.7)	$328.0	$(56.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings per Share

Basic and diluted earnings per share are calculated as follows (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Numerator:
Income (loss) before cumulative effect of accounting change	$186.1	$(170.6)	$317.6	$(51.4)
Cumulative effect of accounting change	—	—	—	3.8

Net income (loss)	186.1	(170.6)	317.6	(47.6)
Adjustment for net income (loss) allocable to preferred shares	0.2	—	0.4	—

Net income (loss) used in calculating basic and diluted earnings per share	$185.9	$(170.6)	$317.2	$(47.6)

Denominator:
Weighted average number of common shares outstanding	340.3	342.4	340.3	341.7
Effect of dilutive securities:
Stock options and ESPP	1.9	—	1.9	—
Restricted Stock Units	0.6	—	0.6	—
Performance-based restricted stock units	—	—	0.1	—
Restricted stock awards	0.4	—	0.5	—
Convertible promissory notes due 2019	0.2	—	0.3	—

Dilutive potential common shares	3.1	—	3.4	—

Shares used in calculating diluted earnings (loss) per share	343.4	342.4	343.7	341.7

The following amounts were not included in the calculation of net income per share because their effects were anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Numerator:
Net income (loss) allocable to preferred shares	$0.2	$(0.2)	$0.4	$(0.1)
Denominator:
Stock options	13.8	19.0	13.7	19.6
Time-vested restricted stock units	1.7	0.3	1.3	0.2
Restricted Stock Awards	—	0.9	—	0.8
Convertible Promissory note due 2019	—	3.0	—	3.0
Convertible Promissory note due 2032	—	0.1	—	0.1
Convertible preferred stock	0.5	0.5	0.5	0.5

Total	16.0	23.8	15.5	24.2

As a result of the tender offer described in Note 16, “Tender Offer,” earnings per share reflects on a weighted average basis the repurchase of 56,424,155 shares as of June 27, 2007, the date the obligation was incurred, in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accordance with FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS 150.

In the three months ended June 30, 2007, we reclassified amounts within the statement of shareholder’s equity on the accompanying balance sheet resulting in a $48 million correction in the treasury stock balance.

9.	Share-Based Payments

In the three months ended June 30, 2007 and 2006, share-based compensation expense reduced our results of operations as follows (in millions, except for earnings per share):

	Three Months Ended	Three Months Ended
	June 30, 2007	June 30, 2006
	Effect on	Effect on Net
	Net Income	Income

Income before income taxes	$29.9	$40.3
Tax effect	(9.1)	(12.9)

Net income	$20.8	$27.4

Basic earnings per share	$0.06	$0.08
Diluted earnings per share	$0.06	$0.08

In the six months ended June 30, 2007 and 2006, share-based compensation expense reduced our results of operations as follows (in millions, except for earnings per share):

	Six Months
	Ended June 30,
	2007	Six Months Ended June 30, 2006
		Impact Before
		Cumulative Effect	Cumulative Effect
	Effect on	of Accounting	of Accounting	Effect on Net
	Net Income	Change	Change	Income

Income before income taxes	$59.4	$69.5	$(5.6)	$63.9
Tax effect	(18.3)	(22.0)	1.8	(20.2)

Net income	$41.1	$47.5	$(3.8)	$43.7

Basic earnings per share	0.12	$0.14	$(0.01)	$0.13
Diluted earnings per share	0.12	$0.14	$(0.01)	$0.13

Share-based compensation expense and cost in the three months ended June 30, 2007 and 2006 is as follows (in millions):

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Stock	Restricted Stock			Restricted Stock
	Options	and Restricted		Stock Options	and Restricted
	& ESPP	Stock Units	Total	& ESPP	Stock Units	Total

Research and development	$3.0	$9.9	$12.9	$6.4	$10.9	$17.3
Selling, general and administrative	5.3	12.7	18.0	8.3	16.0	24.3

Total	$8.3	$22.6	$30.9	$14.7	$26.9	$41.6

Capitalized share-based payment costs			(1.0)			(1.3)

Share-based compensation expense			$29.9			$40.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the six months ended June 30, 2006, the expense is net of a cumulative pre-tax adjustment of $5.6 million resulting from the application of an estimated forfeiture rate for prior period unvested restricted stock awards.

Share-based compensation expense and cost for the six months ended June 30, 2007 and 2006 is as follows (in millions):

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
		Restricted Stock			Restricted Stock
	Stock Options	and Restricted		Stock Options	and Restricted
	& ESPP	Stock Units	Total	& ESPP	Stock Units	Total

Research and development	$6.0	$17.6	$23.6	$11.4	$17.3	$28.7
Selling, general and administrative	11.5	26.3	$37.8	16.7	25.8	42.5

Total	$17.5	$43.9	$61.4	$28.1	$43.1	$71.2

Pre-tax cumulative effect catch-up			—			(5.6)

Pre-tax effect of share-based compensation			$61.4			$65.6

Capitalized share-based payment costs			(2.0)			(1.7)

Share-based compensation expense			$59.4			$63.9

Stock options

In February of 2007 and 2006, we made our annual awards of stock options. Approximately 1.0 million stock options were awarded as part of the annual award in February 2007 and bore an exercise price of $49.31 per share. Approximately 0.9 million stock options were awarded as part of the annual grant in February 2006 and bore an exercise price of $44.24 per share.

The fair value of the stock option grants awarded in the six months ended June 30, 2007 and 2006 were estimated as of the date of grant using a Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Six Months
	Ended June 30,
	2007	2006

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	33.6%	34.8%
Risk-free interest rate	4.51%	4.42%
Expected option life in years	4.87	4.87
Per share grant-date fair value	$18.22	$16.93

Time-Vested Restricted Stock Units

In February of 2007 and 2006, we made our annual awards of time-vested restricted stock units, or RSUs. Approximately 2.3 million RSUs were awarded as part of the annual grant in February 2007 at a grant date fair value of $49.31 per share. Approximately 2.2 million RSUs were awarded as part of the annual grant in February 2006 at a grant date fair value of $44.24 per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2006, we committed to grant 120,000 performance-based RSUs to an executive. The first tranche of 30,000 RSUs was granted in January 2007 and the remaining 90,000 were granted in June 2007. This tranche, and subsequent tranches, are subject to performance conditions established at the time of issuance. The total grant of 120,000 RSUs is being recognized as compensation expense over the requisite service period of four years as if it were multiple awards, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans.

Employee Stock Purchase Plan

In the three months ended June 30, 2007 and 2006, 0.1 million and 0.1 million shares, respectively, were issued under the employee stock purchase plan, or ESPP. In the six months ended June 30, 2007 and 2006, 0.3 million and 0.3 million shares, respectively, were issued under the ESPP. In the three months ended June 30, 2007 and 2006, we recorded compensation charges of approximately $0.4 million and $2.1 million, respectively, of stock compensation charges related to the ESPP. In the six months ended June 30, 2007 and 2006, we recorded compensation charges of approximately $1.2 million and $4.8 million, respectively, of stock compensation charges related to the ESPP.

10.	Income Taxes

Tax Rate

Our effective tax rate was 21.8% on pre-tax income for the three months ended June 30, 2007, compared to (70.3)% for the comparable period in 2006. Our effective tax rate was 28.0% on pre-tax income for the six months ended June 30, 2007, compared to 156.2% for the comparable period in 2006.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the three and six months ended June 30, 2007 and 2006, respectively, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Statutory Rate	35.0%	35.0%	35.0%	35.0%
State Taxes	1.7	(3.6)	1.9	7.9
Foreign Taxes	(8.0)	12.8	(7.7)	(26.9)
Credits and net operating loss utilization	(3.7)	0.3	(2.5)	(0.9)
Other	(6.8)	(4.2)	(3.4)	6.5
Fair Value Adjustment	3.6	(7.1)	3.1	21.2
IPR&D	—	(115.4)	1.6	126.5
Gain on Settlement of Fumapharm License Agreement	—	11.9	—	(13.1)

	21.8%	(70.3)%	28.0%	156.2%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$196.8
Additions based on tax positions related to the current period	12.1
Additions for tax positions of prior periods	51.4
Reductions for tax positions of prior periods	(69.1)
Settlements	(18.7)

Balance at June 30, 2007	$172.5

Included in the balance at June 30, 2007 and January 1, 2007, are $77.9 million and $98.2 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended June 30, 2007 and 2006, we recognized approximately $0.9 million and $1.9 million in interest. Additionally, during the three months ended June 30, 2007, we reduced interest expense by $1.0 million due to the completion of an IRS examination as described below. During the six months ended June 30, 2007 and 2006, we recognized approximately $6.1 million and $5.2 million in interest. We had accrued approximately $26.4 million and $20.3 million for the payment of interest at June 30, 2007 and January 1, 2007, respectively.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. During the second quarter of 2007, the IRS completed its examination of Biogen Idec Inc.’s consolidated federal income tax returns for the fiscal years 2003 and 2004 and issued an assessment. We subsequently paid amounts related to issues agreed to with the IRS and are appealing several issues. As a result of this examination activity, Biogen Idec Inc. reassessed its liability for income tax contingencies to reflect the IRS findings and recorded a $14.7 million reduction during the second quarter of 2007.

In connection with the adoption of FIN 48, we reclassified approximately $113 million in reserves for uncertain tax positions from current taxes payable to long-term liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  Other Income (Expense), Net

Total other income (expense), net, consists of the following (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Interest income	$32.1	$26.1	$61.2	$49.7
Interest expense	(1.9)	(0.2)	(2.3)	(0.5)
Other income/(expense), net	1.4	(4.1)	(5.6)	(8.7)

Total other income (expense), net	$31.6	$21.8	$53.3	$40.5

In the three months ended June 30, 2007, the principal components of other income (expense), net, were minority interest expense ($1.9 million), and net realized losses on sales of marketable securities ($5.0 million) offset by income related to legal settlements ($1.6 million), and net realized gains on sales of strategic investments ($8.1 million). In the three months ended June 30, 2006, the principal components of other income (expense), net, were realized losses on investments ($0.9 million), expenses related to legal settlements ($2.1 million), net realized losses on our strategic investments ($2.3 million), and minority interest expense ($2.1 million), offset by gains on foreign currency ($3.6 million).

In the six months ended June 30, 2007, the principal components of other income (expense), net, were minority interest expense ($4.0 million), and net realized losses on sales of marketable securities ($7.3 million) offset by net realized gains on our strategic investments ($8.0 million). In the six months ended June 30, 2006, the principal components of other income (expense), net, were realized losses on investments ($1.8 million), minority interest expense ($4.1 million), net realized losses on our strategic investments ($4.4 million), and expenses related to legal settlements ($3.6 million), offset by gains on foreign currency ($5.4 million).

12.	Litigation

On March 2, 2005, we, along with William H. Rastetter, our former Executive Chairman, and James C. Mullen, our Chief Executive Officer, were named as defendants in a purported class action lawsuit, captioned Brown v. Biogen Idec Inc., et al. (“Brown”), filed in the U.S. District Court for the District of Massachusetts (the “Court”). The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between February 18, 2004 and February 25, 2005. The plaintiff alleges that the defendants made materially false and misleading statements regarding potentially serious side effects of TYSABRI in order to gain accelerated approval from the FDA for the product’s distribution and sale. The plaintiff alleges that these materially false and misleading statements harmed the purported class by artificially inflating our stock price during the purported class period and that company insiders benefited personally from the inflated price by selling our stock. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. Substantially similar actions, captioned Grill v. Biogen Idec Inc., et al. and Lobel v. Biogen Idec Inc., et al., were filed on March 10, 2005 and April 21, 2005, respectively, in the same court by other purported class representatives. Those actions have been consolidated with the Brown case. On October 13, 2006, the plaintiffs filed an amended consolidated complaint which, among other amendments to the allegations, adds as defendants Peter N. Kellogg, our Chief Financial Officer, William R. Rohn, our former Chief Operating Officer, Burt A. Adelman, our Executive Vice President, Portfolio Strategy, and Thomas J. Bucknum, our former General Counsel. On November 15, 2006, we and all the other defendants who had been served as of that date filed a motion to dismiss the amended consolidated complaint. The plaintiffs’ opposition to our Motion to Dismiss was filed on December 18, 2006 and a hearing on the Motion to Dismiss was held before a Magistrate Judge on March 12, 2007. On June 28, 2007, prior to any further action by the Magistrate Judge on the Motion to Dismiss, the District Court Judge withdrew the referral to the Magistrate Judge, and ordered that the Motion to Dismiss be argued before the District Court Judge on September 11, 2007. We

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believe that the actions are without merit and intend to contest them vigorously. At this early stage of litigation, we cannot make any estimate of a potential loss or range of loss.

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

Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in certain cases, Biogen Idec Inc., was named as a defendant in lawsuits filed by the City of New York and numerous Counties of the State of New York. All of the cases — except for cases filed by the County of Erie, County of Nassau, County of Oswego and County of Schenectady — are the subject of a Consolidated Complaint (“Consolidated Complaint”), which was filed on June 15, 2005, and amended on June 8, 2007, in the U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456 (“the MDL proceedings”). The County of Nassau filed an original complaint on November 23, 2004 and a second amended complaint on January 6, 2006 in the MDL proceedings. Thereafter, the County of Nassau joined in the amended Consolidated Complaint filed on June 8, 2007 in the MDL proceedings. The County of Erie, County of Oswego and County of Schenectady cases have been removed and transferred to the MDL proceedings, and are currently subject to motions to remand these cases to state court.

All of the complaints in these cases allege that the defendants (i) fraudulently reported the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement (“Covered Drugs”); (ii) marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; (iii) provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and (iv) overcharged Medicaid for illegally inflated Covered Drugs reimbursements. Among other things, the complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, the amended Consolidated Complaint alleges that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements, and excluded from their reporting certain discounts and other rebates that would have reduced the “best price.”

On April 2, 2007, the defendants’ joint motion to dismiss the original Consolidated Complaint and the County of Nassau’s second amended complaint was granted in part, but certain claims against Biogen Idec remained. Biogen Idec’s individual motion to dismiss these complaints remains pending. The defendants filed a joint motion to dismiss the amended Consolidated Complaint on June 22, 2007. That motion has not yet been decided. On September 7, 2006, a New York State court granted in part and denied in part Biogen Idec’s motion to dismiss the County of Erie complaint. Biogen Idec subsequently answered the complaints filed by the Counties of Erie, Oswego and Schenectady. Biogen Idec intends to defend itself vigorously against all of the allegations and claims in these lawsuits. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

Along with several other major pharmaceutical and biotechnology companies, we were also named as a defendant in a lawsuit filed by the Attorney General of Arizona. The lawsuit was filed in the Superior Court of the State of Arizona and transferred to the MDL proceedings. The complaint, as amended on March 13, 2007, is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 17, 2006, Biogen Idec filed a Demand for Arbitration against Genentech, Inc. with the American Arbitration Association (“AAA”). In the Demand for Arbitration, Biogen Idec alleged that Genentech breached the parties’ Amended and Restated Collaboration Agreement dated June 19, 2003 (the “Collaboration Agreement”), by failing to honor Biogen Idec’s contractual right to participate in strategic decisions affecting the parties’ joint development and commercialization of certain pharmaceutical products, including humanized anti-CD20 antibodies. The original Demand for Arbitration filed by Biogen Idec focused primarily on Genentech’s unilateral development of an anti-CD20 product known as a second generation anti-CD20 molecule to treat Neuromyelitis Optica (“NMO”), a relatively rare disorder of the central nervous system. Genentech filed an Answering Statement in response to Biogen Idec’s Demand in which Genentech denied that it had breached the Collaboration Agreement and alleged that Biogen Idec had breached the Collaboration Agreement. Genentech also asserted for the first time that the November 2003 transaction in which Idec acquired Biogen and became Biogen Idec was a change of control of our company under the Collaboration Agreement, a position with which we disagree strongly. It is our position that the Biogen Idec merger did not constitute a change of control under the Collaboration Agreement and that, even if it did, Genentech’s rights under the change of control provision, which must be asserted within ninety (90) days of the change of control event, have long since expired. We intend to vigorously assert that position if Genentech persists in making this claim. On December 5, 2006, Biogen Idec filed an Amended Demand for Arbitration with the AAA to make clear that the parties’ dispute also includes a disagreement over Genentech’s unilateral development of another collaboration product — a third generation anti-CD20 molecule to treat certain oncology indications. A three-member arbitration panel has been selected to decide this matter. The arbitration is in an early stage and we cannot make a determination as to the likely outcome.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In that brief, Classen argues for the first time that Biogen Idec has no reporting duties and no activities related to FDA reporting regarding Hepatitis B vaccines and hence can have no claim to a safe harbor protection under Section 271(e)1. Classen asserts, however, that we are inducing infringement by having users consider risk prior to choosing an immunization schedule. On March 7, 2007, we filed our brief in response. We argued that Classen has waived this argument by not raising it in the District Court and, moreover, that the argument lacks merit because Biogen Idec cannot induce infringement if there has been no actual infringement. The Court of Appeals has scheduled oral argument for August 8, 2007. We are unable to predict the outcome of this appeal.

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

13.	Segment Information

We operate in one business segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care. Our chief operating decision-maker manages our operations as a single operating segment.

14.	Indebtedness

Notes payable consists of the following (in millions):

	June 30,	December 31,
	2007	2006

Current portion:
20-year subordinated convertible promissory notes, due 2019 at 5.5%	$2.6	$—
Note payable to Fumedica	9.3	—

	$11.9	$—

Non-current portion:
30-year senior convertible promissory notes, due 2032 at 1.75%	$—	$6.5
20-year subordinated convertible promissory notes, due 2019 at 5.5%	—	39.1
Credit line from Dompé	12.2	11.9
Note payable to Fumedica	31.0	39.2
Line of credit	8.1	—

	$51.3	$96.7

In January 2007, we issued from treasury stock 2.8 million shares of common stock for $70.5 million in face value and $36.6 million in carrying value of our 2019 subordinated notes that the holders had elected to convert into our common stock.

In May 2007, we paid $6.6 million to note holders of the 2032 senior notes that had exercised their right to put the senior notes back to us. These senior notes had a face value of $10.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2007, in connection with the tender offer described in Note 16 “Tender Offer,” we entered into a $1,500 million term loan facility. The term loan facility has a term of 364 days and bears interest of LIBOR plus 45 basis points, which was 5.77% at June 30, 2007. As of June 30, 2007 we had no borrowings under this facility. On July 2, 2007, in connection with the funding of the tender offer, we borrowed the full $1,500 million under this facility. We expect to repay this term loan facility in 2007 with proceeds from a long-term financing agreement.

In June 2007, we also entered into a five year $400 million Senior Unsecured Revolving Credit Facility, which we may use for future working capital and general corporate purposes. This credit facility bears interest at a rate of LIBOR plus 45 basis points, which was 5.77% at June 30, 2007. As of June 30, 2007, we had not borrowed any funds against this credit facility.

15.	New Accounting Pronouncements

On February 15, 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS 159, was issued. This Statement permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements. This Statement is effective January 1, 2008 for the company. We are currently evaluating the impact, if any, this standard will have on our financial statements.

On September 6, 2006, FASB Statement No. 157 Fair Value Measurement, or SFAS 157, was issued. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements. This Statement does not require any new fair value measurements. The Statement is effective January 1, 2008 for the company. We are currently evaluating the impact, if any, this standard will have on our financial statements.

16.	Tender Offer

On May 30, 2007, we commenced a modified “Dutch Auction” tender offer to purchase up to 56,603,773 shares of our outstanding stock at a price between $47.00 and $53.00 per share, for an aggregate purchase price of up to $3,000.0 million. On June 27, 2007, we accepted for payment an aggregate of 56,424,155 shares of our common stock at a price of $53.00 per share. As the obligation of $2,990.5 million was incurred on June 27, 2007 and funded on July 2, 2007, pursuant to SFAS 150, we recorded the present value of the obligation of $2,988.2 million on June 27, 2007, and the $2.3 million difference between the present value of the obligation and funded amount will be recognized as interest expense through July 2, 2007. The amount recorded as tender offer obligation within the shareholder’s equity section of the accompanying balance sheet is the $2,988.2 million present value of the obligation as of June 27, 2007, as well as costs and fees incurred to effect the tender offer. As of June 30, 2007, the obligation to settle the tender offer of $2,990.0 million is recorded as a current liability in the accompanying balance sheet. On July 2, 2007, we funded the tender offer through existing cash and cash equivalents of approximately $1,490 million and approximately $1,500 million in funding by our term loan facility as described in Note 14, “Indebtedness.”

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

Executive Overview

Results for the first six months of 2007 included total revenue of $1,489.1 million, net income of $317.6 million and diluted net income per share of $0.92. These results reflect an increase in revenue primarily attributable to the impact of price increases as well as the re-launch of TYSABRI in July 2006. The effect of the increase in revenue was partially offset by an increase in research and development expense due to new clinical trials and other projects, and an increase in selling general and administrative expense related to increased headcount to support the re-launch of TYSABRI and AVONEX sales.

In June 2007 we completed a tender offer in which we purchased 56,424,155 shares of our common stock for an aggregate purchase price of approximately $2,990 million. We funded the transaction in July 2007 through the liquidation of approximately $1,490 million of cash and marketable securities and obtaining a term loan for approximately $1,500 million.

In January 2007, we completed the acquisition of 100% of the stock of Syntonix Pharmaceuticals, Inc. for total initial consideration of $44.4 million and contingent payments of up to $124.4 million if certain milestones are achieved. The financial statement impact resulting from the purchase included recognition of a charge for acquired in-process research and development, or IPR&D, of approximately $18.4 million.

Results of Operations

Revenues (in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006

Product sales
United States	$295.2	38.2%	$265.8	40.3%	$586.4	39.4%	$505.9	39.8%
Rest of world	223.4	28.9%	170.3	25.8%	416.6	28.0%	336.7	26.5%

Total product sales	518.6	67.1%	436.1	66.1%	1,003.0	67.4%	842.6	66.3%
Unconsolidated joint business	230.6	29.8%	206.1	31.2%	437.8	29.4%	389.5	30.6%
Royalties	22.6	2.9%	18.2	2.8%	45.6	3.1%	38.8	3.1%
Corporate partner	1.4	0.2%	(0.4)	(0.1)%	2.7	0.1%	0.3	0.0%

Total revenues	$773.2	100%	$660.0	100%	$1,489.1	100%	$1,271.2	100%

Product Revenues (in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006

AVONEX	$461.6	89.0%	$429.4	98.4%	$910.4	90.8%	$822.8	97.7%
TYSABRI	47.5	9.2%	(0.2)	0.0%	77.3	7.7%	(0.4)	0.0%
AMEVIVE	—	—%	2.5	0.6%	0.2	0.0%	10.7	1.2%
ZEVALIN	4.3	0.8%	4.4	1.0%	9.9	1.0%	9.5	1.1%
FUMADERM	5.2	1.0%	—	—%	5.2	0.5%	—	—%

Total product revenues	$518.6	100%	$436.1	100%	$1,003.0	100%	$842.6	100%

Cost of Sales, excluding Amortization of Intangibles (in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006

Cost of product revenues	$83.2	98.9%	$77.1	98.8%	$164.0	98.8%	$143.5	98.6%
Cost of royalty revenues	0.9	1.1%	0.9	1.2%	2.0	1.2%	2.0	1.4%

Cost of sales, excluding amortization of intangibles	$84.1	100%	$78.0	100%	$166.0	100%	$145.5	100%

During the three and six months ended June 30, 2007, we wrote-down $8.1 million and $14.8 million, respectively, in unmarketable inventory, which was charged to cost of sales. During the three and six months ended June 30, 2006, we wrote-down $8.8 million and $12.0 million, respectively, in unmarketable inventory, which was also charged to cost of sales.

AVONEX

Revenues from AVONEX in the three and six months ended June 30, 2007 and 2006 were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006

AVONEX
U.S.	$269.6	58.4%	$260.6	60.7%	$539.6	59.3%	$492.7	59.9%
Rest of World	192.0	41.6%	168.8	39.3%	370.8	40.7%	330.1	40.1%

Total AVONEX revenues	$461.6	100%	$429.4	100%	$910.4	100%	$822.8	100%

In the three months ended June 30, 2007, compared to the three months ended June 30, 2006, U.S. sales of AVONEX increased $9.0 million, or 3.5%, principally due to the impact of price increases. In the six months ended June 30, 2007, compared to the six months ended June 30, 2006, U.S. sales of AVONEX increased $46.9 million, or 9.5%, principally due to the impact of price increases.

In the three months ended June 30, 2007, compared to the three months ended June 30, 2006, international sales of AVONEX increased $23.2 million, or 13.7%, due to the impact of higher volume and exchange rates. In the six months ended June 30, 2007, compared to the six months ended June 30, 2006, international sales of AVONEX increased $40.7 million, or 12.3%, principally due to the impact of exchange rates and higher volume.

We expect to face increasing competition in the MS marketplace in and outside the U.S. from existing and new MS treatments, including TYSABRI, which may impact sales of AVONEX. We expect future sales of AVONEX to be dependent, to a large extent, on our ability to compete successfully with the products of our competitors.

TYSABRI

Revenues from TYSABRI for the three and six months ended June 30, 2007 and 2006 were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006

TYSABRI
U.S.	$22.3	46.9%	$(0.2)	100%	$39.4	51.0%	$(0.4)	100%
Rest of World	25.2	53.1%	—	0.0%	37.9	49.0%	—	0.0%

Total TYSABRI revenues	$47.5	100%	$(0.2)	100%	$77.3	100%	$(0.4)	100%

In July 2006, we began to ship TYSABRI in both the U.S. and Europe in connection with the re-launch.

In the three and six months ended June 30, 2006, no sales were made but certain amounts were recognized related to the amortization of intangible assets, giving rise to negative revenue of $196,000 and $393,000, respectively.

We have product on hand that was previously written off due to uncertainties surrounding the TYSABRI suspension in 2005, but is available to fill future orders. As of June 30, 2007, the approximate value of this product, based on its original cost of manufacture, is $13.8 million. We expect this product to be utilized in 2007. For the three and six months ended June 30, 2007, $3.2 million and $5.7 million of this product, respectively, was used to fulfill orders.

ZEVALIN

In the three months ended June 30, 2007, compared to the three months ended June 30, 2006, sales of ZEVALIN decreased 2.3%, due to lower domestic sales offset by higher international sales. In the six months ended June 30, 2007, compared to the six months ended June 30, 2006, sales of ZEVALIN increased 4.2%, due to higher international sales offset by lower domestic sales. We expect future domestic sales of ZEVALIN to decline due to decreased commercial effort as a result of our planned divestiture of this product line.

FUMADERM

In connection with our June 2006 acquisition of Fumapharm, we began recognizing revenue on sales of FUMADERM to our distributor, Fumedica, in July 2006. In December 2006, we acquired the right to distribute FUMADERM in Germany from Fumedica effective May 1, 2007. In connection with the acquisition of the FUMADERM distribution rights in Germany, we committed to the repurchase of any inventory Fumedica did not sell by May 1, 2007. As a result of this provision, we deferred the recognition of revenue on shipments made to Fumedica through April 30, 2007. We began recognizing revenue on sales of FUMADERM into the German market in May 2007 and, in the three months ended June 30, 2007, we recognized $5.2 million of sales of FUMADERM.

Unconsolidated Joint Business Revenue

Revenues from unconsolidated joint business, which consist of our share of pre-tax copromotion profits generated from our copromotion agreement with Genentech and reimbursement by Genentech of our Rituxan related expenses as well as royalty revenue, consist of the following (in millions):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Copromotion profits	$153.5	$143.0	$290.0	$267.1
Reimbursement of selling and development expenses	15.0	16.0	29.1	31.9
Royalty revenue on sales of RITUXAN outside the U.S.	62.1	47.1	118.7	90.5

	$230.6	$206.1	$437.8	$389.5

Copromotion profits consist of the following (in millions):

	Three Months		Six Months Ended
	Ended June 30,		June 30,
	2007	2006	2007	2006

Product revenues, net	$581.9	$525.4	$1,116.8	$1,002.3
Costs and expenses	198.3	167.9	379.3	322.2

Copromotion profits	$383.6	$357.5	$737.5	$680.1

Biogen Idec’s share of copromotion profits	$153.5	$143.0	$290.0	$267.1

For the three months ended June 30, 2007, compared to the three months ended June 30, 2006, our share of copromotion profits increased $10.5 million, or 7.3%, due, principally, to price increases, as well as higher sales of RITUXAN, as a result of the approval of RITUXAN for treatment of rheumatoid arthritis, or RA, in February 2006. For the six months ended June 30, 2007, compared to the six months ended June 30, 2006, our share of copromotion profits increased $22.9 million, or 8.6%, due, principally, to price increases, as well as higher sales of RITUXAN, as a result of the approval of RITUXAN for treatment of rheumatoid arthritis, or RA, in February 2006.

Our royalty revenue on sales of RITUXAN outside the U.S. is based on Roche’s and Zenyaku’s net sales to third-party customers and is recorded on a cash basis.

For the three months ended June 30, 2007, compared to the three months ended June 30, 2006, royalty revenue on sales of RITUXAN outside the U.S. increased $15.0 million, or 31.8%, due, principally to increased sales outside the U.S., reflecting greater market penetration. For the six months ended June 30, 2007, compared to the six months ended June 30, 2006, royalty revenue on sales of RITUXAN outside the U.S. increased $28.2 million, or 31.2%, due, principally to increased sales outside the U.S. reflecting greater market penetration.

Under the amended and restated collaboration agreement, our current pretax copromotion profit-sharing formula, which resets annually, is as follows:

Biogen Idec’s Share of
Copromotion Operating Profits	Copromotion Profits

First $50 million	30%
Greater than $50 million	40%

In 2007 and 2006, the 40% threshold was met during the first quarter. For each calendar year or portion thereof following the approval date of the first new anti-CD20 product, the pretax copromotion profit-sharing formula for RITUXAN and other anti-CD20 products sold by us and Genentech will change to the following:

	New Anti-CD20 U.S.	Biogen Idec’s Share
Copromotion Operating Profits	Gross Product Sales	of Copromotion Profits

First $50 million(1)	N/A	30%
Greater than $50 million	Until such sales exceed $150 million in any calendar year(2)	38%
	Or
	After such sales exceed $150 million in any calendar year until such sales exceed $350 million in any calendar year(3)	35%
	Or
	After such sales exceed $350 million in any calendar year(4)	30%

(1)	not applicable in the calendar year the first new anti-CD20 product is approved if $50 million in copromotion operating profits has already been achieved in such calendar year through sales of RITUXAN.

(2)	if we are recording our share of RITUXAN copromotion profits at 40%, upon the approval date of the first new anti-CD20 product, our share of copromotion profits for RITUXAN and the new anti-CD20 product will be immediately reduced to 38% following the approval date of the first new anti-CD20 product until the $150 million new product sales level is achieved.

(3)	if $150 million in new product sales is achieved in the same calendar year the first new anti-CD20 product receives approval, then the 35% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year. Once the $150 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years (after the first $50 million in copromotion operating profits in such years) will be 35% until the $350 million new product sales level is achieved.

(4)	if $350 million in new product sales is achieved in the same calendar year that $150 million in new product sales is achieved, then the 30% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year (or January 1 of the second following calendar year if the first new anti-CD20 product receives approval and, in the same calendar year, the $150 million and $350 million new product sales levels are achieved). Once the $350 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years will be 30%.

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

Other Revenue

Other revenue for the three and six months ended June 30, 2007 and 2006 was as follows (in millions):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006

Royalties	$22.6	94.2%	$18.2	102.2%	$45.6	94.4%	$38.8	99.2%
Corporate partner	1.4	5.8%	(0.4)	(2.2)%	2.7	5.6%	0.3	0.8%

Other revenue	$24.0	100%	$17.8	100%	$48.3	100%	$39.1	100%

In the three months ended June 30, 2007, compared to the three months ended June 30, 2006, royalties increased $4.4 million, or 24.2%, due, principally, to higher royalties on sales of product licensed by The Medicines Company. In the six months ended June 30, 2007, compared to the six months ended June 30, 2006, royalties increased $6.8 million, or 17.5%, due, principally, to higher royalties on sales of product licensed by The Medicines Company.

Royalty revenues may fluctuate as a result of sales levels of products sold by our licensees from quarter to quarter due to the timing and extent of major events such as new indication approvals, government-sponsored programs, or loss of patent protection.

Corporate partner revenues consist of contract revenues and license fees.

Research and Development Expenses

Research and development expenses totaled $218.1 million and $162.0 million in the three months ended June 30, 2007 and 2006, respectively, an increase of $56.1 million, or 34.6%. The increase reflects, principally, a $31.3 million increase in clinical trial activity (notably BG-12, Adentri, Anti-CD80, and TYSABRI), a $16.0 million increase due to increased manufacturing of molecules for clinical supply (notably Anti-CD23 and IGF-1R), and $4.7 million of research and development costs related to Syntonix.

Research and development expenses totaled $409.6 million and $307.9 million in the six months ended June 30, 2007 and 2006, respectively, an increase of $101.7 million, or 33.0%. The increase reflects, principally, a $56.6 million increase in clinical trial activity (notably BG-12, Anti-CD23, Anti-CD80, HSP90, and LTBR), a $29.5 million increase due to increased manufacturing of molecules for clinical supply (notably Anti-CD23 and IGF-1R), and $7.3 million of research and development costs related to Syntonix.

We anticipate that research and development expenses in 2007 will continue to be higher than 2006.

Acquired In-Process Research and Development, or IPR&D

In the six months ended June 30, 2007, we recorded an acquired IPR&D charge of $18.4 million related to the acquisition of Syntonix. See Note 4 of the consolidated financial statements, Acquisitions and Collaborations, for details on future expenditures with respect to the IPR&D. Research and development expenditures related to in-process research and development projects acquired in the prior year are $18.0 million for Fumapharm and $11.6 million for Conforma. In the six months ended June 30, 2006, we recorded $330.5 million of IPR&D related to the acquisitions of Fumapharm and Conforma.

Since completing the acquisition in January of 2007, we have spent approximately $7.4 million related to the in-process technology of Syntonix. Those expenses are included in research and development expenses in the accompanying consolidated statement of income.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $203.7 million and $170.3 million in the three months ended June 30, 2007 and 2006, respectively, an increase of $33.4 million, or 19.6%. The increase reflects, principally, a $14.5 million increase in sales and marketing activities for TYSABRI, primarily in international sales and marketing, a $9.0 million increase in salaries and benefits related to increased headcount in general and administrative personnel, and a $9.1 million increase in fees and services related to general and administrative costs.

Selling, general and administrative expenses totaled $391.7 million and $324.7 million in the six months ended June 30, 2007 and 2006, respectively, an increase of $67.0 million, or 20.6%. The increase reflects, principally, a $34.6 million increase in sales and marketing activities for TYSABRI, primarily in international sales and marketing, a $14.1 million increase in salaries and benefits related to increased headcount in general and administrative personnel, and a $13.5 million increase in fees and services related to general and administrative costs. These increases were offset by a $4.9 million decrease in sales and marketing activities related to ZEVALIN.

We anticipate that total selling, general, and administrative expenses in 2007 will continue to be higher than 2006 due to sales and marketing and other general and administrative expenses to support AVONEX and TYSABRI growth.

Amortization of Intangible Assets

Amortization of intangible assets totaled $61.0 million for the three months ended June 30, 2007 compared to $76.3 million in the comparable period in 2006, a decrease of $15.3 million, or 20.1%. Amortization of intangible assets totaled $120.9 million for the six months ended June 30, 2007 compared to $147.0 million in the comparable period in 2006, a decrease of $26.1 million, or 17.8%. The decrease is due, principally, to a change in estimate in the calculation of economic consumption for core technology that occurred as part of our annual reassessment of amortization expense in the third quarter of 2006.

Income Tax Provision

Tax Rate

Our effective tax rate was 21.8% on pre-tax income for the three months ended June 30, 2007, compared to (70.3)% for the comparable period in 2006. Our effective tax rate was 28.0% on pre-tax income for the six months ended June 30, 2007, compared to 156.2% for the comparable period in 2006. The change in the effective tax rate for the three and six months ended June 30, 2007, is primarily attributable to the prior year non deductible acquisition related IPR&D.

Liquidity and Capital Resources

Financial Condition

Our financial condition is summarized as follows (in millions):

	June 30,	December 31,
	2007	2006

Cash and cash equivalents	$1,611.6	$661.4
Marketable securities — short term	191.1	241.3
Marketable securities — long term	917.4	1,412.2

Total cash, cash equivalents and marketable securities	$2,720.1	$2,314.9

Working capital	$(770.9)	$1,129.7
Outstanding borrowings — convertible notes	$2.6	$45.6
Outstanding borrowings — other	$60.6	$51.1

Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and U.S. government instruments and other readily marketable debt instruments in accordance with our investment policy.

We have financed our operating and capital expenditures principally through cash flows from our operations. We financed the tender offer through the use of debt and existing cash. We expect to finance our current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources. Our working capital and capital requirements will depend upon numerous factors, including:

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

Operating activities

Cash provided by operations was $464.3 million and $339.6 million in the six months ended June 30, 2007 and 2006, respectively, an increase of $124.7 million, or 36.7%. The increase is due to higher earnings and a lower investment in working capital. Specifically, cash used to finance movements in working capital asset and liability accounts gave rise to a use of funds in the current period of approximately $99.2 million versus a use of funds of $134.4 million in the prior year. The current year includes an increase in net income of approximately $365.3 million as well as a decrease in non-cash charges. The principal component of non-cash charges for the six months ended June 30, 2007 and 2006 was acquired in-process research and development of $18.4 million and $330.5 million, respectively. Additionally, deferred income taxes represented a use of funds of $18.2 million during the six months ended June 30, 2007 versus a use of funds of $46.1 million in 2006. These increases were offset by a decrease in non-cash charges relating to depreciation and amortization which declined by $17.6 million to $181.3 million for the six months ended June 30, 2007 from $198.9 million for the six months ended June 30, 2006.

Investing activities

Cash provided by investing activities was $396.7 million compared to cash used in investing activities of $657.6 million in the six months ended June 30, 2007 and 2006, respectively. The increase in cash provided by investing activities reflects the sale of marketable securities to fund the tender offer described in Note 16, “Tender Offer.” Purchases of plant, property, and equipment totaled $117.2 million in the six months ended June 30, 2007 as compared to $79.7 million in the six months ended June 30, 2006. Payments made for acquisitions were $42.3 million in 2007 and $363.3 million in 2006.

Financing activities

Cash provided by financing activities in the six months ended June 30, 2007 was $88.8 million compared to cash provided of $94.3 million in the six months ended June 30, 2006. The decrease was due, principally, to the repurchase of senior notes and lower proceeds from loans offset by an increase in proceeds from the issuance of stock for share based payment arrangements.

Borrowings

As of June 30, 2007, our remaining indebtedness under our subordinated notes was approximately $2.6 million with a face value of $4.9 million. On May 1, 2007, we paid $6.6 million to note holders of the 2032 senior notes that had exercised their right to put the notes back to us. These notes had a face value of $10.1 million.

At June 30, 2007 we have a note payable of approximately $40.3 million relating to the acquisition of distribution rights of FUMADERM. Additionally, one of our international joint ventures maintained a loan that had a carrying value of $12.2 million as of June 30, 2007 and a line of credit with an outstanding balance of $8.1 million. See Note 14, “Indebtedness,” for a description of a line of credit and term loan agreement entered into in June 2007.

Tender Offer

On May 30, 2007, we commenced a modified “Dutch Auction” tender offer to purchase up to 56,603,773 shares of our outstanding stock at a price between $47.00 and $53.00 per share, for an aggregate purchase price of up to $3,000.0 million. On June 27, 2007, we accepted for payment an aggregate of 56,424,155 shares of our common stock at a price of $53.00 per share. As the obligation of $2,990.5 million was incurred on June 27, 2007 and funded on July 2, 2007, pursuant to SFAS 150, we recorded the present value of the obligation of $2,988.2 million on June 27, 2007, and the $2.3 million difference between the present value of the obligation and funded amount will be recognized as interest expense through July 2, 2007. The amount recorded as tender offer obligation within the shareholder’s equity section of the accompanying balance sheet is the $2,988.2 million present value of the obligation as of June 27, 2007, as well as costs and fees incurred to effect the tender offer. As of June 30, 2007, the obligation to settle the tender offer of $2,990.0 million is recorded as a current liability in the accompanying balance sheet. On July 2, 2007, we funded the tender offer through existing cash and cash equivalents of approximately $1,490 million and approximately $1,500 million in funding by our term loan facility as described in Note 14, “Indebtedness.”

Working capital

At June 30, 2007, our working capital was $(770.9) million, as compared to $1,129.7 million at December 31, 2006, a decrease of $1,900.6 million. This reflects the classification of the $2,990.0 million tender offer obligation as a current liability. We expect to repay the $1,500.0 million term loan used to partially satisfy this obligation with proceeds from the issuance of long term debt.

Commitments

In August 2004, we restarted construction of our large-scale biologic manufacturing facility in Hillerod, Denmark. In March 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk-manufacturing component of our large-scale biologic manufacturing facility in Hillerod, Denmark. Additionally, we added a labeling and packaging component to the project. We also determined that we would no longer proceed with the fill-finish component of that facility. As of June 30, 2007, we had committed approximately $278.0 million to the project, of which approximately $275.9 million had been paid.

We are proceeding with the second phase of the project, a large-scale bulk manufacturing facility. In October 2006, our Board of Directors approved this phase of the project, which is expected to cost an additional $225.0 million. As of June 30, 2007, we had committed approximately $188.7 million to the second phase, of which approximately $33.7 million had been paid.

The second phase of the project is expected to be ready for commercial production in 2009.

The timing of the completion and anticipated licensing of the bulk manufacturing facility is in part dependent upon market acceptance of TYSABRI. See “Risk Factors — Our near-term success depends on the market acceptance and successful launch of our third product TYSABRI.” Now that TYSABRI has been approved we are in the process of evaluating our requirements for TYSABRI inventory and additional manufacturing capacity in light of the approved label and our judgment of the potential market acceptance of TYSABRI in MS, and the probability of obtaining marketing approval of TYSABRI in additional indications in the U.S., EU and other jurisdictions.

In June 2007, we entered into an agreement with Cardiokine, Inc., a privately-held pharmaceutical company, for the joint development of lixivapatan, an oral compound expected to enter a Phase III clinical trial in the second half of 2007 for the potential treatment of hyponatremia in patients with congestive heart failure. Under the terms of the agreement, we will pay a $50.0 million upfront payment expected to be paid in the third quarter 2007, and up to $170.0 million in additional milestone payments for successful development and global commercialization of lixivapatan, as well as royalties for commercial sales.

Share Repurchase Program

We did not repurchase any shares of our common stock under our authorized share repurchase program in the three and six months ended June 30, 2007. Please see Note 16, “Tender Offer,” for a description of our share repurchase completed in July.

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

Legal Matters

Refer to Note 12 of the consolidated financial statements in Part I of this report on Form 10-Q, Litigation, for a discussion of legal matters as of June 30, 2007.

New Accounting Standards

Refer to Note 15 of the consolidated financial statements in Part I of this report on Form 10-Q, New Accounting Pronouncements, for a discussion of new accounting standards.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its critical estimates and judgments, including, among others, those related to revenue recognition, investments, purchase accounting, goodwill impairment, income taxes, and stock-based compensation. Those critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 for a discussion of the Company’s critical accounting estimates.

Adoption of FASB Interpretation No. 48

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$196.8
Additions based on tax positions related to the current period	12.1
Additions for tax positions of prior periods	51.4
Reductions for tax positions of prior periods	(69.1)
Settlements	(18.7)

Balance at June 30, 2007	$172.5

Included in the balance at June 30, 2007 and January 1, 2007, are $77.9 million and $98.2 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks, and the ways we manage them, are summarized in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes in the first six months of 2007 to such risks or our management of such risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act) as of June 30, 2007. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

We have not made any changes in our internal control over financial reporting during the three months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is subject to extensive governmental regulation and oversight and changes in laws could adversely affect our revenues and profitability

Our business is in a highly regulated industry. As a result, governmental actions may adversely affect our business, operations or financial condition, including:

•	new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, method of delivery and payment for health care products and services;

•	changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	changes in FDA and foreign regulations that may require additional safety monitoring after the introduction of our products to market, which could increase our costs of doing business and adversely affect the future permitted uses of approved products;

•	new laws, regulations and judicial decisions affecting pricing or marketing; and

•	changes in the tax laws relating to our operations.

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

We are committing to a significant investment in the expansion of a manufacturing facility the success of which relies upon continued demand for our products

The first phase of our large-scale biologic manufacturing facility in Hillerod, Denmark, is expected to be completed by the end of the third quarter. As of June 30, 2007, we had committed approximately $278.0 million to this phase of the project, of which approximately $275.9 million had been paid.

We are proceeding with the second phase of the facility and our Board of Directors has authorized an additional $225.0 million to be spent on this phase of the project in addition to amounts spent for the first phase. As of June 30, 2007, we had committed approximately $188.7 million to the second phase of the project, of which approximately $33.7 million had been paid.

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

We have recently incurred substantial indebtedness that could adversely affect our business and limit our ability to plan for or respond to changes in our business.

We have recently incurred a substantial amount of indebtedness and we may also incur additional debt in the future. This indebtedness could have important consequences to our business, for example, it could:

•	increase our vulnerability to general adverse economic and industry conditions;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts and mergers and acquisitions; and

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a competitive disadvantage compared to our competitors that may have less debt.

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

Several aspects of our corporate governance and our collaboration agreements may discourage a third party from attempting to acquire us

Several factors might discourage a takeover attempt that could be viewed as beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example:

•	we are subject to Section 203 of the Delaware General Corporation Law, which provides that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in Section 203;

•	our stockholder rights plan is designed to cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors;

•	our board of directors has the authority to issue, without a vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of common stock;

•	our amended and restated collaboration agreement with Genentech provides that, in the event we undergo a change of control, within ninety (90) days Genentech may present an offer to us to purchase our rights to RITUXAN. Recently, in an arbitration proceeding brought by Biogen Idec relating to the collaboration agreement, Genentech alleged for the first time that the November 2003 transaction in which Idec acquired Biogen and became Biogen Idec constituted such a change of control, an assertion with which we strongly disagree. It is our position that the Biogen Idec merger did not constitute a change of control under our agreement with Genentech and that, even if it did, Genentech’s rights under the change of control provision have long since expired. We intend to vigorously assert our position if Genentech persists in making this claim. If the arbitrators decide this issue in favor of Genentech, or if a change of control were to occur in the future and Genentech were to present an offer for the RITUXAN rights, we must either accept Genentech’s offer or purchase Genentech’s rights to RITUXAN on the same terms as its offer. If Genentech presents such an offer, then they will be deemed concurrently to have exercised a right, in exchange for a share in the operating profits or net sales in the U.S. of any other anti CD-20 products developed under the agreement, to purchase our interest in each such product. The rights of Genentech described in this paragraph may limit our attractiveness to potential acquirers; our collaboration agreement with Elan provides Elan with the option to buy the rights to TYSABRI in the event that we undergo a change of control, which may limit our attractiveness to potential acquirers;

•	our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year; and

•	advance notice is required for nomination of candidates for election as a director and for proposals to be brought before an annual meeting of stock holders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our stock repurchase activity for the three and six months ended June 30, 2007 is set forth in the table below:

Issuer Purchases of Equity Securities

				Total Number of
				Shares Purchased as	Number of Shares
	Total Number of		Average Price Paid	Part of Publicly	that may yet be
	Shares Purchased		per Share	Announced Program	Purchased Under Our
Period	(#)(a)		($)	(#)(a)	Program (#)

March 2007	8,041	(b)	$44.99	—	20,000,000
April 2007	747	(b)	$44.91	—	20,000,000

Total(c)	8,788		$44.98	—	20,000,000

(a)	On October 13, 2006 the Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock will provide us with authorized shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program does not have an expiration date.

(b)	All of these shares are shares that were used by certain employees to pay the exercise price of their stock options in lieu of paying cash or utilizing our cashless option exercise program.

(c)	As more fully described in Note 16, “Tender Offer,” in the accompanying notes to consolidated financial statements in Part I of this report on Form 10-Q, in July 2007 we consummated a tender offer whereby we repurchased 56,424,155 shares of our common stock at a price of $53.00 per share.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on May 31, 2007. The following proposals were voted upon at the meeting:

(a)	A proposal to elect Marijn E. Dekkers, James C. Mullen, and Bruce R. Ross as directors to serve for a three year term ending in 2010 and until their successors are duly elected and qualified was approved with the following results:

Director	For	Withheld

Marijn E. Dekkers	295,847,571	11,238,219
James C. Mullen	295,111,164	11,974,626
Bruce R. Ross	296,088,593	10,997,197

(b)	A proposal to ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007 was approved with 304,259,520 votes for, 1,102,477 votes against, and 1,723,793 abstentions. There were no broker non-votes for this proposal.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN IDEC INC.

/s/  Peter N. Kellogg
Peter N. Kellogg
Executive Vice President, Finance and Chief
Financial Officer

July 24, 2007