Form 10-Q
period 2007-09-30
BIOGEN IDEC INC.
filed 2007-10-23
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

The number of shares of the registrant’s Common Stock, $0.0005 par value, outstanding as of October 15, 2007, was 293,369,248 shares.

BIOGEN IDEC INC.

FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2007

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
	(Unaudited)

Revenues:
Product	$529,581	$475,096	$1,532,594	$1,317,696
Unconsolidated joint business	234,637	203,820	672,391	593,296
Other	25,013	24,576	73,332	63,716

Total revenues	789,231	703,492	2,278,317	1,974,708

Costs and expenses:
Cost of sales, excluding amortization of acquired intangible assets	81,613	66,792	247,626	212,280
Research and development	286,274	211,033	695,872	518,910
Selling, general and administrative	190,644	173,442	582,373	498,122
Collaboration profit (loss) sharing	5,842	(5,289)	170	(5,289)
Amortization of acquired intangible assets	65,689	60,011	186,570	206,978
Acquired in-process research and development	29,959	—	48,364	330,520
Facility impairments and loss (gain) on sale	—	175	—	(923)
Gain on settlement of license agreement	—	—	—	(34,192)

Total costs and expenses	660,021	506,164	1,760,975	1,726,406

Income from operations	129,210	197,328	517,342	248,302
Other income (expense), net	44,904	22,319	98,192	62,790

Income before income tax provision and cumulative effect of accounting change	174,114	219,647	615,534	311,092
Income tax expense	54,733	63,048	178,512	205,916

Income before cumulative effect of accounting change	119,381	156,599	437,022	105,176
Cumulative effect of accounting change, net of income tax	—	—	—	3,779

Net income	$119,381	$156,599	$437,022	$108,955

Basic earnings per share:
Income before cumulative effect of accounting change	$0.41	$0.46	$1.35	$0.31
Cumulative effect of accounting change, net of income tax	—	—	—	0.01

Basic earnings per share	$0.41	$0.46	$1.35	$0.32

Diluted earnings per share:
Income before cumulative effect of accounting change	$0.41	$0.45	$1.34	$0.30
Cumulative effect of accounting change, net of income tax	—	—	—	0.01

Diluted earnings per share	$0.41	$0.45	$1.34	$0.31

Weighted-average shares used in calculating:
Basic earnings per share	288,958	338,021	323,006	339,527

Diluted earnings per share	293,396	344,754	326,743	345,999

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(In thousands, except
	per share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$437,326	$661,377
Marketable securities	234,021	241,314
Accounts receivable, net	378,807	317,353
Due from unconsolidated joint business	161,272	168,708
Inventory	222,857	169,102
Other current assets	186,187	154,713

Total current assets	1,620,470	1,712,567

Marketable securities	921,994	1,412,238
Property, plant and equipment, net	1,392,577	1,280,385
Intangible assets, net	2,562,566	2,747,241
Goodwill	1,136,858	1,154,757
Investments and other assets	181,910	245,620

Total assets	$7,816,375	$8,552,808

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,336	$100,457
Taxes payable	—	145,529
Accrued expenses and other	386,295	336,869
Current portion of notes payable	1,510,113	—

Total current liabilities	1,988,744	582,855

Notes payable	50,113	96,694
Long-term deferred tax liability	558,743	643,645
Other long-term liabilities	226,076	79,836

Total liabilities	2,823,676	1,403,030

Commitments and contingencies (Notes 4, 10 and 12)
Shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	146	173
Additional paid-in capital	5,497,506	8,308,232
Accumulated other comprehensive income	48,127	21,855
Accumulated deficit	(553,080)	(860,827)
Treasury stock, at cost	—	(319,655)

Total shareholders’ equity	4,992,699	7,149,778

Total liabilities and shareholders’ equity	$7,816,375	$8,552,808

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$437,022	$108,955
Adjustments to reconcile net income to net cash flows from operating activities Depreciation and amortization of fixed & intangible assets	278,030	288,653
Acquired in process research & development and license	98,364	330,520
Minority interest of subsidiaries	(25,045)	6,092
Gain on settlement of license agreement	—	(34,192)
Share-based compensation	91,209	102,059
Non-cash interest (income) expense	84	623
Deferred income taxes	(40,366)	(79,777)
Realized (gain) loss on sale of marketable securities and strategic investment	(17,667)	2,420
Write-down of inventory to net realizable value	19,579	12,608
Facility impairment and (gain) loss on sale, net	—	(923)
Impairment of investments and other assets	6,166	5,021
Excess tax benefit from stock options	(31,400)	(12,293)
Changes in assets and liabilities, net:
Accounts receivable	(57,723)	(18,845)
Due from unconsolidated joint business	7,436	(16,260)
Inventory	(70,866)	(22,973)
Other assets	(71,257)	3,527
Accrued expenses and other current liabilities	23,565	(77,840)
Other liabilities	27,642	2,088

Net cash flows provided by operating activities	674,773	599,463

Cash flows from investing activities:
Purchases of marketable securities	(2,201,518)	(1,597,263)
Proceeds from sales and maturities of marketable debt securities	2,702,841	1,468,097
Proceeds from sale of Amevive	—	59,800
Acquisitions, net of cash acquired	(92,289)	(363,251)
Purchases of property, plant and equipment	(175,750)	(133,840)
Proceeds from sale of property, plant and equipment	16,812	35,942
Purchases of other investments	(19,522)	(5,580)
Proceeds from the sale of a strategic equity investment	99,489	—

Net cash flows provided by (used in) investing activities	330,063	(536,095)

Cash flows from financing activities:
Purchase of common stock	(2,991,183)	(320,268)
Proceeds from issuance of stock for share based compensation arrangements	247,436	86,838
Change in cash overdrafts	(10,215)	(11,145)
Excess tax benefit from stock options	31,400	12,293
Proceeds from borrowings	1,512,296	15,304
Repayments of borrowings	(12,042)	—
Repayments of long-term debt	(6,563)	—

Net cash flow used in financing activities	(1,228,871)	(216,978)

Net decrease in cash and cash equivalents	(224,035)	(153,610)
Effect of exchange rate changes on cash and cash equivalents	(16)	36
Cash and cash equivalents, beginning of the period	661,377	568,168

Cash and cash equivalents, end of the period	$437,326	$414,594

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

In August 2007, we entered into an agreement to sell the U.S. marketing, sales, manufacturing and development rights of ZEVALIN® to Cell Therapeutics, Inc., or CTI for an upfront purchase price of $10.0 million and up to an additional $20.0 million in milestone payments. In addition, we also will receive royalty payments on future sales of ZEVALIN. As part of the overall arrangement, we have entered into a contract with CTI to supply ZEVALIN product through 2014 and a related services and security agreement under which CTI has agreed to reimburse us for costs incurred in an ongoing randomized clinical trial for ZEVALIN with respect to aggressive non-Hodgkin’s lymphoma. The $10.0 million upfront payment will be recognized in our results of operations over the term of the supply agreement. We anticipate the sale will close in the fourth quarter of 2007.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of our financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements. This Form 10-Q does not contain all disclosures required by accounting principles generally accepted in the U.S. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Principles of Consolidation

The consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries and of our joint ventures in Italy and Switzerland. We also consolidate a limited partnership investment in which we are the majority investor. As a result of FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46R, we consolidate variable entities in which we are the primary beneficiary. For such consolidated entities in which we own less than a 100% interest, we record minority interest in other income (expense) for the ownership interest of the minority owner. All material intercompany balances and transactions have been eliminated in consolidation.

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

The components of inventory are as follows (in millions):

	September 30,	December 31,
	2007	2006

Raw materials	$48.9	$45.7
Work in process	142.9	105.3
Finished goods	31.1	18.1

Total inventory	$222.9	$169.1

Included in inventory is TYSABRI inventory that was written off in 2005, due to uncertainties surrounding the TYSABRI suspension, but which is available to fill future orders. As of September 30, 2007, the approximate value of this product, based on its original cost of manufacture, is $3.9 million. As a result, until all of this inventory is sold, we are recognizing lower than normal cost of sales and, therefore, higher margins. We expect all of this product to be sold in 2007. For the three and nine months ended September 30, 2007, $4.2 million and $10.0 million, respectively, of this product was used to fulfill orders. For the three and nine months ended September 30, 2006, $0.6 million of this product was used to fulfill orders.

During the three and nine months ended September 30, 2007, we wrote down $4.7 million and $19.6 million, respectively, in unmarketable inventory, which was charged to cost of sales. During the three and nine months ended September 30, 2006, we wrote down $0.7 million and $12.6 million, respectively, in unmarketable inventory, which was charged to cost of sales.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We establish reserves for these discounts, which include trade term discounts and wholesaler incentives, contractual adjustments, which include Medicaid rebates, Veteran’s Administration rebates and managed care, and returns, which include returns made by wholesalers. Such reserves are classified as reductions of accounts receivable if the amount is payable to a customer or as a liability if the amount is payable to a party other than a customer.

An analysis of the amount of, and change in, reserves is as follows (in millions):

		Contractual
	Discounts	Adjustments	Returns	Total

Beginning balance, January 1, 2007	$12.7	$30.5	$17.8	$61.0
Current provisions relating to sales in current period	31.3	73.3	12.4	117.0
Adjustments relating to sales in prior periods	—	(1.7)	5.2	3.5
Payments/returns relating to sales in current period	(25.1)	(41.7)	(0.1)	(66.9)
Payments/returns relating to sales in prior periods	(12.6)	(30.3)	(16.6)	(59.5)

Ending balance, September 30, 2007	$6.3	$30.1	$18.7	$55.1

The total reserves above were included in the consolidated balance sheets as follows (in millions):

	September 30,	December 31,
	2007	2006

Reduction of accounts receivable	$29.0	$30.2
Accrued expenses and other	26.1	30.8

Total reserves and accruals	$55.1	$61.0

Reserves for discounts, contractual adjustments and returns reduced gross product revenues as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Discounts	$10.8	$24.7	$31.3	$77.9
Contractual adjustments	24.7	24.7	71.6	73.1
Returns	4.0	8.7	17.6	30.7

Total allowances	$39.5	$58.1	$120.5	$181.7

Gross product revenues	$575.9	$536.7	$1,663.3	$1,504.3

Percent of gross product revenues	6.9%	10.8%	7.2%	12.1%

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Acquisitions and Collaboration Agreements

Syntonix Pharmaceuticals, Inc.

In January 2007, we acquired 100% of the stock of Syntonix Pharmaceuticals, Inc., or Syntonix, a privately held biopharmaceutical company based in Waltham, Massachusetts. Syntonix focuses on discovering and developing long-acting therapeutic products to improve treatment regimens for chronic diseases, and is engaged in multiple pre-clinical programs in hemophilia. The purchase price was $44.4 million, including transaction costs, and is subject to increase to as much as $124.4 million if certain development milestones with respect to Syntonix’s lead product, long-acting Factor IX, are achieved. The purpose of the acquisition was to enhance our pipeline and to expand into additional specialized markets.

The acquisition was funded from our existing cash and was accounted for as an asset acquisition as Syntonix was a development-stage company. As a result of the acquisition we obtained the rights to the in-process technology of the Fc-fusion technology platform. Syntonix has two programs in development using the Fc-fusion platform, long-acting Factor IX and long-acting Factor VIII. Syntonix’s lead product, long-acting Factor IX, is a proprietary product for the treatment of hemophilia B. Syntonix filed an investigational new drug application with the Food and Drug Administration, or FDA, for long-acting Factor IX in 2007. Long-acting Factor VIII is a product for the treatment of hemophilia A and is approximately two years away from the filing of an investigational new drug application with the FDA.

The results of operations of Syntonix are included in our consolidated results of operations from the date of acquisition. We have completed our purchase price allocation for the acquisition as set out below (in millions):

Current assets	$0.3
Fixed assets	0.2
Deferred tax asset	27.8
Assembled workforce	0.7
In-process research and development	18.4
Current liabilities	(3.0)

$44.4

The purchase price included $2.0 million in loan forgiveness and $0.7 million in transaction fees. In addition, $0.3 million of severance charges were accrued in the nine months ended September 30, 2007, as a result of the acquisition.

The amount allocated to in-process research and development, or IPR&D, relates to the development of long-acting Factor IX and long-acting Factor VIII, which are in a development stage. We have spent an additional $7.4 million to develop long-acting Factor IX and an additional $1.3 million to develop long-acting Factor VIII since the acquisition. We expect to incur an additional $32.4 million to develop long-acting Factor IX and an additional $41.2 million to develop long-acting Factor VIII. The estimated revenues from long-acting Factor IX and long-acting Factor VIII are expected to be recognized beginning in 2012 and 2014, respectively. A discount rate of 13% was used to value these projects which we believe to be commensurate with the stage of development and the uncertainties in the economic estimates described above. At the date of acquisition, these compounds had not reached technological feasibility and had no alternative future use. Accordingly, $18.4 million in IPR&D was expensed upon acquisition.

Upon acquisition, we recorded a deferred tax asset of $27.8 million relating, principally, to U.S. federal net operating loss carryforwards that we obtained with the acquisition of Syntonix. The deferred tax asset included approximately $12.8 million of net operating loss and research credit carryovers that will be utilized prior to applicable expiration dates, as well as approximately $15.3 million of other deferred tax assets

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

primarily related to start-up and research expenditures that have been capitalized for tax purposes and will be amortized over the next several years.

Future contingent consideration payments, if ultimately payable, will be expensed as research and development.

The total revenue, operating income (loss) and net income (loss) impacts of the acquisition for the nine months ended September 30, 2007 and 2006 were not material.

Cardiokine

In August 2007, our agreement with Cardiokine Biopharma LLC became effective. The agreement is for the joint development of lixivaptan, an oral compound for the potential treatment of hyponatremia in patients with congestive heart failure expected to enter a Phase III clinical trial in the fourth quarter of 2007. We will be responsible for the global commercialization of lixivaptan and Cardiokine Biopharma LLC has an option for limited co-promotion in the United States.

Under the terms of the agreement, we paid a $50.0 million upfront payment and will pay up to $170.0 million in milestone payments for successful development and global commercialization of lixivaptan, as well as royalties on commercial sales. The $50.0 million is reflected as research and development expense in the accompanying consolidated statement of income. In accordance with FIN 46, we have consolidated the results of Cardiokine Biopharma LLC and recorded an IPR&D charge of approximately $30 million. The amount allocated to IPR&D reflects the value ascribed to lixivaptan in excess of the $50.0 million paid by us, which is attributable to the minority interest. As such, we have recorded a corresponding minority interest credit, which is included in other income (expense). At the effective date of the agreement, this compound had not reached technological feasibility and had no alternative future use. Through September 30, 2007, we have spent an additional $10.3 million to develop lixivaptan since the agreement became effective. We expect to incur approximately an additional $260 million to develop lixivaptan for all indications under development. The estimated revenues from lixivaptan are expected to be recognized beginning in 2011. A discount rate of 11% was used to value these projects, which we believe to be commensurate with the stage of development of lixivaptan and the uncertainties in the economic estimates described above.

5.	Intangible Assets and Goodwill

As of September 30, 2007 and December 31, 2006, intangible assets and goodwill, net of accumulated amortization, impairment charges and adjustments, are as follows (in millions):

			As of Sept. 30,			As of Dec. 31,
			2007			2006
	Estimated		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net

Out-licensed patents	12 years	$578.0	$(187.0)	$391.0	$578.0	$(150.9)	$427.1
Core/developed technology	15-20 years	3,002.5	(908.0)	2,094.5	3,001.5	(760.2)	2,241.3
Trademarks & tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed patents	14 years	3.0	(0.6)	2.4	3.0	(0.5)	2.5
Assembled workforce	4 years	2.1	(0.6)	1.5	1.4	(0.2)	1.2
Distribution rights	2 years	11.6	(2.4)	9.2	11.1	—	11.1

Total		$3,661.2	$(1,098.6)	$2,562.6	$3,659.0	$(911.8)	$2,747.2

Goodwill	Indefinite	$1,136.9	$—	$1,136.9	$1,154.8	$—	$1,154.8

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the nine months ended September 30, 2007, goodwill decreased by $17.9 million primarily as a result of certain tax adjustments. Approximately $9.1 million of the adjustments related to the adoption of FIN 48. (See Note 10 for discussion on income taxes). Assembled workforce increased by $0.7 million as a result of the acquisition of Syntonix.

Amortization expense was $65.7 million and $60.0 million in the three months ended September 30, 2007 and 2006, respectively. Amortization expense was $186.6 million and $207.0 million for the nine months ended September 30, 2007 and 2006, respectively.

6.	Financial Instruments

Marketable Securities, including Strategic Investments

The following is a summary of marketable securities and investments (in millions):

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
September 30, 2007:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$120.2	$0.1	$(0.3)	$120.4
Non-current	294.0	1.9	(0.6)	292.7
U.S. Government securities
Current	111.4	0.1	(0.3)	111.6
Non-current	141.4	1.2	—	140.2
Other interest bearing securities
Current	2.5	—	—	2.5
Non-current	486.5	2.9	(0.7)	484.3

Total available-for-sale securities	$1,156.0	$6.2	$(1.9)	$1,151.7

Other Investments
Strategic investments, non-current	$22.8	$2.1	$(9.1)	$29.8

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
December 31, 2006:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$197.1	$—	$(0.7)	$197.8
Non-current	439.4	0.4	(3.2)	442.2
U.S. Government securities
Current	40.1	—	(0.2)	40.3
Non-current	270.3	0.3	(1.5)	271.5
Other interest bearing securities
Current	4.2	—	(0.1)	4.3
Non-current	702.5	1.6	(2.7)	703.6

Total available-for-sale securities	$1,653.6	$2.3	$(8.4)	$1,659.7

Other Investments
Strategic investments, non-current	$116.9	$8.6	$—	$108.3

In the three and nine months ended September 30, 2007, we recognized $0.7 million and $6.2 million, respectively, in charges for the impairment of available-for-sale securities that were determined to be other-than-temporary following a decline in value. In the three and nine months ended September 30, 2006, we recognized no charges for the impairment of available for sale securities.

Unrealized losses relate to various debt securities, including U.S. Government issues, corporate bonds and asset-backed securities and strategic investments. The unrealized losses on these securities were primarily caused by a rise in interest rates subsequent to purchase. We believe that these unrealized losses are temporary, and we have the intent and ability to hold these securities to recovery, which may be at maturity.

The proceeds from maturities and sales of marketable securities, which were primarily reinvested, and resulting realized gains and losses were as follows (in millions):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Proceeds from maturities and sales	$293.0	$445.0	$2,702.8	$1,468.1
Realized gains	$1.2	$0.6	$3.2	$1.2
Realized losses	$0.4	$1.2	$4.2	$3.6

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2007 by contractual maturity are as follows (in millions):

	Estimated	Amortized
	Fair Value	Cost

Due in one year or less	$250.9	$251.3
Due after one year through five years	421.3	418.8
Mortgage and other asset backed securities	483.8	481.6

Total	$1,156.0	$1,151.7

The average maturity of our marketable securities as of September 30, 2007 and December 31, 2006, was 23 months and 18 months, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Strategic Investments

In the nine months ended September 30, 2007, we recognized no charges for the impairment of investments that were deemed to be other than temporary. In June 2007, we sold a portion of our share in one strategic investment for $48.2 million, which resulted in an $8.1 million gain. In July 2007, we sold the remaining portion of this strategic investment for $50.7 million, which resulted in a gain of $9.1 million, resulting in a total gain of approximately $17.2 million in 2007. In the three and nine months ended September 30, 2006, we recognized $0.6 million and $5.0 million in charges, respectively, for the impairment of strategic investments that were deemed to be other than temporary.

Non-Marketable Securities

We hold investments in equity securities of certain privately held biotechnology companies or biotechnology oriented venture capital funds. The carrying value of these strategic investments at September 30, 2007, and December 31, 2006, was $49.7 million and $32.6 million, respectively. These investments are included in investments and other assets on the accompanying consolidated balance sheets.

In the three and nine months ended September 30, 2007, we recorded $0.5 million and $0.9 million, respectively, in charges for the impairment of investments that were determined to be other-than-temporary. In the nine months ended September 30, 2006, we recorded no charges for the impairment of investments that were determined to be other-than-temporary.

Forward Contracts and Other Agreements

We have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts in effect at September 30, 2007 have durations of 3 to 9 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in other comprehensive income. Realized gains and losses for the effective portion are recognized with the completion of the underlying hedge transaction. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense).

The notional settlement amount of the foreign currency forward contracts outstanding at September 30, 2007 was approximately $221.6 million. These contracts had an aggregate fair value of $11.9 million, representing an unrealized loss, and were included in other current liabilities at September 30, 2007. The notional settlement amount of the foreign currency forward contracts outstanding at December 31, 2006 was approximately $293.2 million. These contracts had an aggregate fair value of $0.2 million, representing an unrealized loss, and were included in other current liabilities at December 31, 2006.

In the three and nine months ended September 30, 2007, there was $2.0 million and $2.6 million, respectively, recognized in earnings as a loss due to hedge ineffectiveness. In the three and nine months ended September 30, 2006, we recognized no charge and $0.9 million, respectively, of losses in earnings due to hedge ineffectiveness. We recognized $3.8 million and $4.9 million of losses in product revenue for the settlement of certain effective cash flow hedge instruments for the three and nine months ended September 30, 2007, respectively, as compared to approximately $3.2 million and $6.9 million, of losses for the three and nine months ended September 30, 2006, respectively. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Comprehensive Income

The activity in comprehensive income, net of income taxes, was as follows (in millions):

			Nine Months
	Three Months Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Net income	$119.4	$156.6	$437.0	$109.0
Translation adjustments	25.8	(4.0)	36.9	15.5
Net unrealized gains (losses) on available-for-sale marketable securities, net of tax of $2.6 million, ($4.8) million, $2.0 million and $10.6 million, respectively	(4.7)	5.8	(3.2)	(17.9)
Net unrealized gains (losses) on foreign currency forward contracts, net of tax of $3.0 million, ($1.7) million, $4.3 million, and $1.0 million, respectively	(5.1)	2.9	(7.4)	(1.6)

Total comprehensive income	$135.4	$161.3	$463.3	$105.0

8.	Earnings per Share

Basic and diluted earnings per share are calculated as follows (in millions):

			Nine Months
	Three Months Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Numerator:
Income before cumulative effect of accounting change	$119.4	$156.6	$437.0	$105.2
Cumulative effect of accounting change	—	—	—	3.8

Net income	119.4	156.6	437.0	109.0
Adjustment for net income allocable to preferred shares	0.2	0.2	0.6	0.2

Net income used in calculating basic and diluted earnings per share	$119.2	$156.4	$436.4	$108.8

Denominator:
Weighted average number of common shares outstanding	289.0	338.0	323.0	339.5
Effect of dilutive securities:
Stock options and ESPP	2.7	1.7	2.1	2.1
Restricted stock units	1.3	0.5	0.8	0.3
Performance-based restricted stock units	—	0.6	0.1	0.2
Restricted stock awards	0.4	0.9	0.5	0.8
Convertible promissory notes	—	3.1	0.2	3.1

Dilutive potential common shares	4.4	6.8	3.7	6.5

Shares used in calculating diluted earnings per share	293.4	344.8	326.7	346.0

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts were not included in the calculation of net income per share because their effects were anti-dilutive (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator:
Net income allocable to preferred shares	$(0.2)	$(0.2)	$(0.6)	$(0.2)
Denominator:
Stock options	7.6	19.3	10.5	17.7
Time-vested restricted stock units	0.1	1.5	0.1	—
Convertible preferred stock	0.5	0.5	0.5	0.5

Total	8.2	21.3	11.1	18.2

As a result of the tender offer described in Note 15, “Tender Offer,” earnings per share for the nine months ended September 30, 2007 reflects on a weighted average basis the repurchase of 56,424,155 shares as of June 27, 2007, the date the obligation was incurred, in accordance with FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS 150.

In the nine months ended September 30, 2007, we reclassified amounts within the statement of shareholder’s equity on the accompanying consolidated balance sheet resulting in an approximately $48 million correction in the treasury stock balance.

9.	Share-Based Payments

In the three months ended September 30, 2007 and 2006, share-based compensation expense reduced our results of operations as follows (in millions, except for earnings per share):

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2007	2006
	Effect on	Effect on
	Net Income	Net Income

Income before income taxes	$31.8	$37.9
Tax effect	(9.9)	(12.1)

Net income	$21.9	$25.8

Basic earnings per share	$0.08	$0.08
Diluted earnings per share	$0.07	$0.07

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the nine months ended September 30, 2007 and 2006, share-based compensation expense reduced our results of operations as follows (in millions, except for earnings per share):

	Nine Months	Nine Months Ended September 30, 2006
	Ended Sept. 30,	Impact Before
	2007	Cumulative Effect	Cumulative Effect
	Effect on	of Accounting	of Accounting	Effect on Net
	Net Income	Change	Change	Income

Income before income taxes	$91.2	$107.7	$(5.6)	$102.1
Tax effect	(27.8)	(34.0)	1.8	(32.2)

Net income	$63.4	$73.7	$(3.8)	$69.9

Basic earnings per share	$0.20	$0.22	$(0.01)	$0.21
Diluted earnings per share	$0.19	$0.21	$(0.01)	$0.20

Share-based compensation expense and cost in the three months ended September 30, 2007 and 2006 is as follows (in millions):

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
	Stock	Restricted Stock		Stock	Restricted Stock
	Options	and Restricted		Options	and Restricted
	& ESPP	Stock Units	Total	& ESPP	Stock Units	Total

Research and development	$3.5	$9.7	$13.2	$5.3	$9.4	$14.7
Selling, general and administrative	6.0	13.7	19.7	7.8	16.1	23.9

Total	$9.5	$23.4	$32.9	$13.1	$25.5	$38.6

Capitalized share-based compensation costs			(1.1)			(0.7)

Share-based compensation expense			$31.8			$37.9

In the nine months ended September 30, 2006, the expense is net of a cumulative pre-tax adjustment of $5.6 million resulting from the application of an estimated forfeiture rate for prior period unvested restricted stock awards.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense and cost for the nine months ended September 30, 2007 and 2006 is as follows (in millions):

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
		Restricted Stock			Restricted Stock
	Stock Options	and Restricted		Stock Options	and Restricted
	& ESPP	Stock Units	Total	& ESPP	Stock Units	Total

Research and development	$9.5	$27.3	$36.8	$16.7	$26.8	$43.5
Selling, general and administrative	17.5	40.1	$57.6	24.6	42.0	66.6

Total	$27.0	$67.4	$94.4	$41.3	$68.8	$110.1

Pre-tax cumulative effect catch-up			—			(5.6)

Pre-tax effect of share-based compensation			$94.4			$104.5

Capitalized share-based compensation costs			(3.2)			(2.4)

Share-based compensation expense			$91.2			$102.1

Stock options

In February of 2007 and 2006, we made our annual awards of stock options. Approximately 1.0 million stock options were awarded as part of the annual award in February 2007 at an exercise price of $49.31 per share. Approximately 0.9 million stock options were awarded as part of the annual grant in February 2006 at an exercise price of $44.24 per share.

The fair value of the stock option grants awarded in the nine months ended September 30, 2007 and 2006 was estimated as of the date of grant using a Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Nine Months
	Ended September 30,
	2007	2006

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	33.6%	34.8%
Risk-free interest rate	4.50%	4.38%
Expected option life in years	4.87	4.87
Per share grant-date fair value	$18.36	$16.88

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employee Stock Purchase Plan

In the three months ended September 30, 2007 and 2006, 0.1 million and 0.1 million shares, respectively, were issued under the employee stock purchase plan, or ESPP. In the nine months ended September 30, 2007 and 2006, 0.4 million and 0.4 million shares, respectively, were issued under the ESPP. In the three months ended September 30, 2007 and 2006, we recorded compensation charges of approximately $2.4 million and $2.2 million, respectively, of stock compensation charges related to the ESPP. In the nine months ended September 30, 2007 and 2006, we recorded compensation charges of approximately $3.6 million and $7.0 million, respectively, of stock compensation charges related to the ESPP.

10.	Income Taxes

Tax Rate

Our effective tax rate was 31.4% on pre-tax income for the three months ended September 30, 2007, compared to 28.7% for the comparable period in 2006. Our effective tax rate was 29.0% on pre-tax income for the nine months ended September 30, 2007, compared to 66.2% for the comparable period in 2006.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the three and nine months ended September 30, 2007 and 2006, respectively, is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Statutory Rate	35.0%	35.0%	35.0%	35.0%
State Taxes	4.1	1.6	2.5	3.5
Foreign Taxes	(7.7)	(7.8)	(7.7)	(13.4)
Credits and net operating loss utilization	(2.3)	—	(2.5)	(0.3)
Other	(0.6)	(1.1)	(2.6)	1.1
Fair Value Adjustment	3.0	1.0	3.1	7.0
IPR&D	(0.1)	—	1.2	37.2
Gain on Settlement of Fumapharm License Agreement	—	—	—	(3.9)

	31.4%	28.7%	29.0%	66.2%

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$196.8
Additions based on tax positions related to the current period	16.2
Additions for tax positions of prior periods	72.4
Reductions for tax positions of prior periods	(69.6)
Settlements	(18.7)

Balance at September 30, 2007	$197.1

Included in the balance of unrecognized tax benefits at September 30, 2007 and January 1, 2007, are $101.0 million and $98.2 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. During the three months ended September 30, 2007 and 2006, we recognized approximately $4.1 million and $2.5 million in interest. During the nine months ended September 30, 2007 and 2006, we recognized approximately $10.2 million and $7.7 million in interest. We had accrued approximately $27.2 million and $20.3 million for the payment of interest at September 30, 2007 and January 1, 2007, respectively.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. During the second quarter of 2007, the Internal Revenue Service, or IRS, completed its examination of Biogen Idec Inc.’s consolidated federal income tax returns for the fiscal years 2003 and 2004 and issued an assessment. We subsequently paid amounts related to issues agreed to with the IRS and are appealing several issues. As a result of this examination activity, Biogen Idec Inc. reassessed its liability for income tax contingencies to reflect the IRS findings and recorded a $14.7 million reduction in its liabilities for income tax contingencies during the second quarter of 2007.

In connection with the adoption of FIN 48, we reclassified approximately $113 million in reserves for uncertain tax positions from current taxes payable to long-term liabilities.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Income (Expense), Net

Total other income (expense), net, consists of the following (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Interest income	$18.8	$26.0	$80.1	$75.7
Minority interest	29.0	(2.0)	25.0	(6.1)
Interest expense	(19.6)	(0.1)	(21.9)	(0.5)
Other net	16.7	(1.6)	15.0	(6.3)

Total other income (expense), net	$44.9	$22.3	$98.2	$62.8

In the three months ended September 30, 2007, the principal components of other net, were gain on sale of land ($7.1 million), net realized gain on sales of strategic investments ($11.0 million) and gains on foreign currency ($3.0 million), offset by realized losses on hedge ineffectiveness ($2.0 million). In the three months ended September 30, 2006, the principal components of other net, were loss on foreign currency ($0.7 million) and realized losses on sales of marketable securities ($0.7 million).

In the nine months ended September 30, 2007, the principal components of other net, were gain on sale of land ($7.1 million), and net realized gains on sales of our strategic investments ($19.0 million) offset by net realized losses on sales of marketable securities ($7.1 million). In the nine months ended September 30, 2006, the principal components of other net, were legal settlements ($4.0 million), realized losses on marketable securities ($2.4 million), impairment charges on strategic investments ($4.5 million), and hedge ineffectiveness ($1.0 million), offset by gains on foreign currency ($4.7 million).

12.	Litigation

On March 2, 2005, we, along with William H. Rastetter, our former Executive Chairman, and James C. Mullen, our Chief Executive Officer, were named as defendants in a purported class action lawsuit, captioned Brown v. Biogen Idec Inc., et al. (“Brown”), filed in the U.S. District Court for the District of Massachusetts (the “Court”). The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between February 18, 2004 and February 25, 2005. The plaintiff alleges that the defendants made materially false and misleading statements regarding potentially serious side effects of TYSABRI in order to gain accelerated approval from the FDA for the product’s distribution and sale. The plaintiff alleges that these materially false and misleading statements harmed the purported class by artificially inflating our stock price during the purported class period and that company insiders benefited personally from the inflated price by selling our stock. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. Substantially similar actions, captioned Grill v. Biogen Idec Inc., et al. and Lobel v. Biogen Idec Inc., et al., were filed on March 10, 2005 and April 21, 2005, respectively, in the same court by other purported class representatives. Those actions have been consolidated with the Brown case. On October 13, 2006, the plaintiffs filed an amended consolidated complaint which, among other amendments to the allegations, adds as defendants Peter N. Kellogg, our former Chief Financial Officer, William R. Rohn, our former Chief Operating Officer, Burt A. Adelman, our Executive Vice President, Portfolio Strategy, and Thomas J. Bucknum, our former General Counsel. On September 14, 2007, the District Court Judge entered an Order allowing the Motions to Dismiss of all defendants. On September 28, 2007, the plaintiffs filed a Motion for Clarification of the Court’s Order Allowing Defendants’ Motion to Dismiss, in which they seek leave to amend their complaint. On October 15, 2007, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the First Circuit. We

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believe that the motion and appeal are without merit and intend to contest them vigorously. At this stage of litigation, we cannot make any estimate of a potential loss or range of loss.

On June 9, 2005, we, along with numerous other companies, received a request for information from the U.S. Senate Committee on Finance, or the Committee, concerning the Committee’s review of issues relating to the Medicare and Medicaid programs’ coverage of prescription drug benefits. On January 9, 2006, we, along with numerous other companies, received a further request for information from the Committee. We filed a timely response to the request on March 6, 2006 and have cooperated fully with the Committee’s information requests. We are unable to predict whether the Committee will request additional information in the future, but at the present time we consider this matter to be closed.

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

Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in certain cases, Biogen Idec Inc., was named as a defendant in lawsuits filed by the City of New York and numerous Counties of the State of New York. All of the cases — except for cases filed by the County of Erie, County of Oswego and County of Schenectady — are the subject of a Consolidated Complaint (“Consolidated Complaint”), which was filed on June 15, 2005, and amended on June 8, 2007, in the U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456 (“the MDL proceedings”). The County of Nassau joined in the amended Consolidated Complaint on June 8, 2007. On September 17, 2007, the County of Erie, County of Oswego and County of Schenectady cases were remanded to state court in New York.

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

On September 7, 2006, a New York State court granted in part and denied in part Biogen Idec’s motion to dismiss the County of Erie complaint. On April 2, 2007, the defendants’ joint motion to dismiss the original Consolidated Complaint and the County of Nassau’s second amended complaint were granted in part, but certain claims against Biogen Idec remained. Biogen Idec’s individual motion to dismiss these complaints remains pending. Biogen Idec intends to defend itself vigorously against all of the remaining allegations and claims in all of these lawsuits. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

Along with several other major pharmaceutical and biotechnology companies, we were also named as a defendant in a lawsuit filed by the Attorney General of Arizona. The lawsuit was filed in the Superior Court of the State of Arizona and transferred to the MDL proceedings. The complaint, as amended on March 13,

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On January 6, 2006, we were served with a lawsuit, captioned United States of America ex rel. Paul P. McDermott v. Genentech, Inc. and Biogen Idec, Inc., filed in the United States District Court of the District of Maine (“Court”). The lawsuit was filed under seal on July 29, 2005 by a former employee of our co-defendant Genentech pursuant to the False Claims Act, 31 U.S.C. section 3729 et. seq. On December 20, 2005, the U.S. government elected not to intervene, and the complaint was subsequently unsealed and served. On April 4, 2006, the plaintiff filed his first amended complaint alleging, among other things, that we directly solicited physicians and their staff members to illegally market off-label uses of RITUXAN for treating rheumatoid arthritis, provided illegal kickbacks to physicians to promote off-label uses, trained our employees in methods of avoiding the detection of these off-label sales and marketing activities, formed a network of employees whose assigned duties involved off-label promotion of RITUXAN, intended and caused the off-label promotion of RITUXAN to result in the submission of false claims to the government, and conspired with Genentech to defraud the government. The plaintiff seeks entry of judgment on behalf of the United States of America against the defendants, an award to the plaintiff as relator, and all costs, expenses, attorneys’ fees, interest and other appropriate relief. On July 24, 2007, the District Court granted Biogen Idec’s motion to dismiss on the grounds that the Court lacks subject matter jurisdiction, the complaint fails to state a claim and the claims were not pleaded with particularity. Certain of plaintiff’s claims against Genentech are still pending. On August 14, 2007, the plaintiff filed a motion requesting that the Court allow the plaintiff to file an interlocutory appeal of the granting of Biogen Idec’s motion to dismiss. The court denied the motion on October 22, 2007. At this stage of the litigation, we cannot make any estimate of a potential loss or range of loss.

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

On August 10, 2004, Classen Immunotherapies, Inc. filed suit against us, GlaxoSmithKline, Chiron Corporation, Merck & Co., Inc., and Kaiser-Permanente, Inc. in the U.S. District Court for the District of Maryland contending that we induced infringement of U.S. Patent Nos, 6,420,139, 6,638,739, 5,728,383,

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 5,723,283, all of which are directed to various methods of immunization or determination of immunization schedules. All Counts asserted against us by Classen were dismissed by the Court upon various motions filed by the Parties. In early December 2006, Classen filed its initial appeal brief with the United States Court of Appeals for the Federal Circuit. On March 7, 2007, we filed our brief in response. The Court of Appeals held oral argument on August 8, 2007. We are unable to predict the outcome of this appeal.

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

14.	Indebtedness

Notes payable consists of the following (in millions):

	September 30,	December 31,
	2007	2006

Current portion:
Term loan facility	$1,500.0	$—
20-year subordinated convertible promissory notes, due 2019 at 5.5%	0.2	—
Note payable to Fumedica	9.9	—

	$1,510.1	$—

Non-current portion:
30-year senior convertible promissory notes, due 2032 at 1.75%	$—	$6.5
20-year subordinated convertible promissory notes, due 2019 at 5.5%	—	39.1
Note payable to Fumedica	33.0	39.2
Credit line from Dompé	17.1	11.9

	$50.1	$96.7

In June 2007, we entered into a five year $400 million Senior Unsecured Revolving Credit Facility, which we may use for future working capital and general corporate purposes. This credit facility bears interest at a rate of LIBOR plus 45 basis points. As of September 30, 2007, there were no borrowings under this credit facility.

In June 2007, in connection with the tender offer described in Note 15 “Tender Offer,” we entered into a $1,500.0 million term loan facility. The term loan facility has a term of 364 days and bears interest at a rate of LIBOR plus 45 basis points, which was 5.52% at September 30, 2007. On July 2, 2007, in connection with the funding of the tender offer, we borrowed the full $1,500.0 million under this facility.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2007, we paid $6.6 million to note holders of the 2032 senior notes that had exercised their right to put the senior notes back to us. These senior notes had a face value of $10.1 million.

In January and July 2007, we issued from Treasury Stock 2.8 million and 0.2 million shares of common stock, respectively, to the holders of our 2019 subordinated notes that had elected to convert into our common stock. These conversions represented $70.5 million and $4.5 million in face value and $36.6 million and $2.4 million in carrying value, respectively.

15.	Tender Offer

On June 27, 2007, pursuant to the terms of a modified “Dutch Auction” tender offer, we accepted for payment 56,424,155 shares of our common stock at a price of $53.00 per share for a purchase price of $2,990.5 million. As the obligation of $2,990.5 million was incurred on June 27, 2007 and funded on July 2, 2007, pursuant to SFAS 150, we recorded the present value of the obligation of $2,988.2 million on June 27, 2007, and the $2.3 million difference between the present value of the obligation and funded amount was recognized as interest expense. We funded the tender offer through existing cash and cash equivalents of $1,490.5 million and $1,500.0 million borrowed under our term loan facility as described in Note 14, “Indebtedness.” We retired all of these shares in July 2007. In connection with this retirement, in accordance with our policy, we recorded an approximately $2,991 million reduction in treasury stock and additional paid-in-capital.

16.	New Accounting Pronouncements

On February 15, 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, or SFAS 159, was issued. This Statement permits us to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements. This Statement is effective January 1, 2008 for the company. We are currently evaluating the impact, if any, this standard will have on our financial statements.

On September 6, 2006, FASB Statement No. 157 Fair Value Measurement, or SFAS 157, was issued. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. The Statement is effective January 1, 2008 for the company. We do not expect the implementation of SFAS 157 to have a material impact on our financial statements.

On June 27, 2007, EITF 07-3 Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3, was issued. EITF 07-3 provides that nonrefundable advance payments made for goods or services to be used in future research and development activities should be deferred and capitalized until such time as the related goods or services are delivered or are performed, at which point the amounts would be recognized as an expense. This standard is effective for new contracts entered into after January 1, 2008. We are currently evaluating the potential impact, if any, this standard will have on our financial statements.

17.	Subsequent Event

On October 12, 2007, we announced that our Board of Directors had authorized management to evaluate whether third parties would have an interest in acquiring the Company at a price and on terms that would represent a better value for our stockholders than having the Company continue to execute its strategy on a stand-alone basis. This process has required that we engage professional advisors to assist in reviewing and evaluating transaction proposals and advising our Board of Directors and management with respect thereto. We do not intend to disclose further information regarding the status of this evaluation until the process has been completed. We emphasize that there can be no assurance that an acquisition of the Company will occur.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. You can identify these forward-looking statements by their use of words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. You also can identify them by the fact that they do not relate strictly to historical or current facts. Reference is made in particular to forward-looking statements regarding the anticipated level of future product sales, royalty revenues, expenses and profits, regulatory approvals, our long-term growth, the development and marketing of additional products, our current evaluation of a potential acquisition of the Company, the impact of competitive products, the anticipated outcome of pending or anticipated litigation and patent-related proceedings, our ability to meet our manufacturing needs, the value of investments in certain marketable securities, liquidity and capital resources, and our plans to spend additional capital on external business development and research opportunities. Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed in the section entitled “Risk Factors” in Part II of this report and elsewhere in this report. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q, beginning on page 3.

Overview

Biogen Idec Inc. is an international biotechnology company that creates new standards of care in oncology, neurology, immunology and other speciality areas of unmet medical need.

We currently have five products:

•	AVONEX® (interferon beta-1a);

•	RITUXAN® (rituximab);

•	TYSABRI® (natalizumab); and,

•	FUMADERM® (dimethylfumarate and monoethylfumarate salts);

•	ZEVALIN® (ibritumomab tiuxetan) In August 2007, as described below, we entered into an agreement to sell the rights to market, sell, manufacture and develop ZEVALIN in the United States to Cell Therapeutics, Inc., or CTI. We expect this agreement to close in the fourth quarter of 2007.

Through April 2006, we recorded product revenues from sales of AMEVIVE® (alefacept). In April 2006, we sold the worldwide rights to this product to Astellas Pharma US, Inc., or Astellas. We will continue to manufacture and supply this product to Astellas for a period of up to 11 years.

Executive Overview

Results for the first nine months of 2007 included total revenue of $2,278.3 million, net income of $437.0 million and diluted net income per share of $1.34. These results reflect an increase in revenue primarily attributable to the impact of price increases as well as the re-launch of TYSABRI in July 2006. The effect of the increase in revenue was partially offset by an increase in research and development expense due to new clinical trials and other projects, and an increase in selling, general and administrative expense related to increased personnel to support the re-launch of TYSABRI and AVONEX sales.

In August 2007, we entered into an agreement to sell the U.S. marketing, sales, manufacturing and development rights of ZEVALIN® to CTI for an upfront purchase price of $10.0 million and up to an additional $20.0 million in milestone payments. In addition, we will receive royalty payments on future sales of ZEVALIN. As part of the overall arrangement, we entered into a supply agreement with CTI to sell

ZEVALIN product through 2014 and a services and security agreement under which CTI has agreed to reimburse us for costs incurred in an ongoing randomized clinical trial for ZEVALIN with respect to aggressive non-Hodgkin’s lymphoma. The $10.0 million upfront payment will be recognized in our results of operations over the term of the supply agreement. We expect this agreement to close in the fourth quarter of 2007.

In August 2007, an agreement with Cardiokine Biopharma LLC became effective under which we paid a $50.0 million upfront fee that we recorded as research and development expense and will pay up to an additional $170.0 million if certain milestones are met. In accordance with FIN 46R, we recorded a charge for acquired in-process research and development, or IPR&D, of approximately $30 million pursuant to this transaction offset by a corresponding credit to minority interest. The amount allocated to IPR&D reflects the value ascribed to lixivaptan in excess of the $50.0 million paid by us.

In July 2007 we completed a tender offer in which we purchased 56,424,155 shares of our common stock for a purchase price of $2,990.5 million. We funded the transaction in July 2007 through the liquidation of $1,490.5 million of cash and marketable securities and obtaining a term loan for $1,500.0 million. We retired all of these shares in July 2007.

In January 2007, we completed the acquisition of 100% of the stock of Syntonix Pharmaceuticals, Inc. for total initial consideration of $44.4 million, which is subject to increase to as much as $124.4 million if certain milestones are achieved. The financial statement impact resulting from the purchase included recognition of a charge for IPR&D of $18.4 million.

Results of Operations

Revenues (in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006

Product sales
United States	$297.4	37.7%	$288.8	41.0%	$883.8	38.8%	$795.3	40.3%
Rest of world	232.2	29.4%	186.3	26.5%	648.8	28.5%	522.4	26.4%

Total product sales	529.6	67.1%	475.1	67.5%	1,532.6	67.3%	1,317.7	66.7%
Unconsolidated joint business	234.6	29.7%	203.8	29.0%	672.4	29.5%	593.3	30.0%
Royalties	23.5	3.0%	21.9	3.1%	69.2	3.0%	60.7	3.1%
Corporate partner	1.5	0.2%	2.7	0.4%	4.1	0.2%	3.0	0.2%

Total revenues	$789.2	100%	$703.5	100%	$2,278.3	100%	$1,974.7	100%

Product Revenues (in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006

AVONEX	$454.9	85.9%	$445.2	93.7%	$1,365.4	89.1%	$1,268.0	96.2%
TYSABRI	62.9	11.9%	18.7	3.9%	140.2	9.1%	18.3	1.4%
FUMADERM	7.4	1.4%	6.4	1.4%	12.5	0.8%	6.4	0.5%
ZEVALIN	4.4	0.8%	4.4	0.9%	14.2	0.9%	13.9	1.1%
AMEVIVE	—	—%	0.4	0.1%	0.3	0.1%	11.1	0.8%

Total product revenues	$529.6	100%	$475.1	100%	$1,532.6	100%	$1,317.7	100%

Cost of Sales, excluding Amortization of Intangibles (in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006

Cost of product revenues	$80.6	98.8%	$65.7	98.4%	$244.6	98.8%	$209.2	98.5%
Cost of royalty revenues	1.0	1.2%	1.1	1.6%	3.0	1.2%	3.1	1.5%

Cost of sales, excluding amortization of intangibles	$81.6	100%	$66.8	100%	$247.6	100%	$212.3	100%

During the three and nine months ended September 30, 2007, we wrote-down $4.7 million and $19.6 million, respectively, in unmarketable inventory, which was charged to cost of sales. During the three and nine months ended September 30, 2006, we wrote-down $0.7 million and $12.6 million, respectively, in unmarketable inventory, which was also charged to cost of sales.

AVONEX

Revenues from AVONEX in the three and nine months ended September 30, 2007 and 2006 were as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006

AVONEX
U.S	$266.4	58.6%	$268.3	60.3%	$806.1	59.0%	$761.0	60.0%
Rest of World	188.5	41.4%	176.9	39.7%	559.3	41.0%	507.0	40.0%

Total AVONEX revenues	$454.9	100%	$445.2	100%	$1,365.4	100%	$1,268.0	100%

In the three months ended September 30, 2007, compared to the three months ended September 30, 2006, U.S. sales of AVONEX decreased $1.9 million, or 0.7%, principally due to decreased product demand resulting in lower volume, offset by the impact of a price increase in August 2007. In the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, U.S. sales of AVONEX increased $45.1 million, or 5.9%, principally due to the impact of price increases offset by decreased product demand resulting in lower volume.

In the three months ended September 30, 2007, compared to the three months ended September 30, 2006, international sales of AVONEX increased $11.6 million, or 6.6%, due to the impact of exchange rates. In the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, international sales of AVONEX increased $52.3 million, or 10.3%, principally due to the impact of exchange rates and higher volume.

We expect to face increasing competition in the MS marketplace in and outside the U.S. from existing and new MS treatments, including TYSABRI, which may impact sales of AVONEX. We expect future sales of AVONEX to be dependent, to a large extent, on our ability to compete successfully with the products of our competitors.

TYSABRI

Revenues from TYSABRI for the three and nine months ended September 30, 2007 and 2006 were as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006

TYSABRI
U.S	$28.1	44.7%	$15.9	85.0%	$67.4	48.1%	$15.5	84.7%
Rest of World	34.8	55.3%	2.8	15.0%	72.8	51.9%	2.8	15.3%

Total TYSABRI revenues	$62.9	100%	$18.7	100%	$140.2	100%	$18.3	100%

In July 2006, we began to ship TYSABRI in both the U.S. and Europe in connection with the re-launch.

We have product on hand that was previously written off due to uncertainties surrounding the TYSABRI suspension in 2005, but is available to fill future orders. As of September 30, 2007, the approximate value of this product, based on its original cost of manufacture, is $3.9 million. As a result, until all of this inventory is sold, we are recognizing lower than normal cost of sales and therefore, higher margins. We expect all of this product to be sold in 2007. For the three and nine months ended September 30, 2007, $4.2 million and $10.0 million of this product, respectively, was used to fulfill orders. For the three and nine months ended September 30, 2006, $0.6 million of this product, respectively, was used to fulfill orders.

FUMADERM

In connection with our June 2006 acquisition of Fumapharm, we began recognizing revenue on sales of FUMADERM to our distributor, Fumedica, in July 2006. For the three months ended September 30, 2006, we recognized $6.4 million of sales of FUMADERM. In December 2006, we acquired the right to distribute FUMADERM in Germany from Fumedica effective May 1, 2007. In connection with the acquisition of the FUMADERM distribution rights in Germany, we committed to the repurchase of any inventory Fumedica did not sell by May 1, 2007. As a result of this provision, we deferred the recognition of revenue on shipments made to Fumedica through April 30, 2007. We resumed recognizing revenue on sales of FUMADERM into the German market in May 2007. For the three and nine months ended September 30, 2007, we recognized $7.4 million and $12.5 million of sales of FUMADERM, respectively.

ZEVALIN

In the three months ended September 30, 2007, compared to the three months ended September 30, 2006, sales of ZEVALIN were unchanged. In the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, sales of ZEVALIN increased 2.2%, due to higher international sales offset by lower domestic sales. In August 2007 we entered into an agreement to sell the rights to market, sell, manufacture and develop ZEVALIN in the United States to CTI. We expect this agreement to close in the fourth quarter of 2007.

Unconsolidated Joint Business Revenue

Revenues from unconsolidated joint business, which consist of our share of pre-tax copromotion profits generated from our copromotion agreement with Genentech and reimbursement by Genentech of our Rituxan related expenses as well as royalty revenue, consist of the following (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Copromotion profits	$156.3	$138.6	$446.3	$405.6
Reimbursement of selling and development expenses	15.3	13.7	44.4	45.7
Royalty revenue on sales of RITUXAN outside the U.S	63.0	51.5	181.7	142.0

	$234.6	$203.8	$672.4	$593.3

Copromotion profits consist of the following (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006

Product revenues, net	$572.4	$508.9	$1,689.2	$1,511.2
Costs and expenses	181.6	162.4	560.9	484.6

Copromotion profits	$390.8	$346.5	$1,128.3	$1,026.6

Biogen Idec’s share of copromotion profits	$156.3	$138.6	$446.3	$405.6

For the three months ended September 30, 2007, compared to the three months ended September 30, 2006, our share of copromotion profits increased $17.7 million, or 12.8%, due, principally, to higher sales of RITUXAN. For the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, our share of copromotion profits increased $40.7 million, or 10.0%, due, principally, to higher sales of RITUXAN, as a result of the approval of RITUXAN for treatment of rheumatoid arthritis, or RA, in February 2006.

Our royalty revenue on sales of RITUXAN outside the U.S. is based on Roche’s and Zenyaku’s net sales to third-party customers and is recorded on a cash basis.

For the three months ended September 30, 2007, compared to the three months ended September 30, 2006, royalty revenue on sales of RITUXAN outside the U.S. increased $11.5 million, or 22.3%, due, principally, to increased sales outside the U.S., reflecting greater market penetration. For the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, royalty revenue on sales of RITUXAN outside the U.S. increased $39.7 million, or 28.0%, due, principally, to increased sales outside the U.S. reflecting greater market penetration.

Under the amended and restated collaboration agreement, our current pretax copromotion profit-sharing formula, which resets annually, is as follows:

Biogen Idec’s
Share of
Copromotion
Copromotion Operating Profits	Profits

First $50 million	30%
Greater than $50 million	40%

In 2007 and 2006, the 40% threshold was met during the first quarter. For each calendar year or portion thereof following the approval date of the first new anti-CD20 product, the pretax copromotion profit-sharing formula for RITUXAN and other anti-CD20 products sold by us and Genentech will change to the following:

		Biogen Idec’s
		Share of
	New Anti-CD20 U.S.	Copromotion
Copromotion Operating Profits	Gross Product Sales	Profits

First $50 million(1)	N/A	30%
Greater than $50 million	Until such sales exceed $150 million in any calendar year(2)	38%
	Or
	After such sales exceed $150 million in any calendar year until such sales exceed $350 million in any calendar year(3)	35%
	Or
	After such sales exceed $350 million in any calendar year(4)	30%

(1)	not applicable in the calendar year the first new anti-CD20 product is approved if $50 million in copromotion operating profits has already been achieved in such calendar year through sales of RITUXAN.

(2)	if we are recording our share of RITUXAN copromotion profits at 40%, upon the approval date of the first new anti-CD20 product, our share of copromotion profits for RITUXAN and the new anti-CD20 product will be immediately reduced to 38% following the approval date of the first new anti-CD20 product until the $150 million new product sales level is achieved.

(3)	if $150 million in new product sales is achieved in the same calendar year the first new anti-CD20 product receives approval, then the 35% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year. Once the $150 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years (after the first $50 million in copromotion operating profits in such years) will be 35% until the $350 million new product sales level is achieved.

(4)	if $350 million in new product sales is achieved in the same calendar year that $150 million in new product sales is achieved, then the 30% copromotion profit-sharing rate will not be effective until January 1 of the following calendar year (or January 1 of the second following calendar year if the first new anti-CD20 product receives approval and, in the same calendar year, the $150 million and $350 million new product sales levels are achieved). Once the $350 million new product sales level is achieved then our share of copromotion profits for the balance of the year and all subsequent years will be 30%.

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

Other Revenue

Other revenue for the three and nine months ended September 30, 2007 and 2006 was as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006

Royalties	$23.5	94.0%	$21.9	89.0%	$69.2	94.4%	$60.7	95.3%
Corporate partner	1.5	6.0%	2.7	11.0%	4.1	5.6%	3.0	4.7%

Other revenue	$25.0	100%	$24.6	100%	$73.3	100%	$63.7	100%

In the three months ended September 30, 2007, compared to the three months ended September 30, 2006, royalties increased $1.6 million, or 7.3%. Increased royalties of $7.0 million, primarily related to increased sales of products licensed by The Medicines Company and Bayer BioScience, were off-set by a $5.4 million decrease in royalties primarily due to the expiration of license agreements with Shionogi and Genetics Institute.

In the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, royalties increased $8.5 million, or 14.0%. Increased royalties of $15.8 million, primarily related to increased sales of products licensed by The Medicines Company, Bayer BioScience, and Merck, were off-set by a $7.3 million decrease in royalties primarily due to the expiration of license agreements with Shionogi and Genetics Institute and a reduction in royalties from Schering-Plough due to a lower royalty rate in effect during the period.

Royalty revenues may fluctuate as a result of sales levels of products sold by our licensees from quarter to quarter due to the timing and extent of major events such as new indication approvals, government-sponsored programs, or loss of patent protection.

Corporate partner revenues consist of contract revenues and license fees.

Research and Development Expenses

Research and development expenses totaled $286.3 million and $211.0 million in the three months ended September 30, 2007 and 2006, respectively, an increase of $75.3 million, or 35.7%. The increase reflects, principally, approximately $60 million of expense for the development of lixivaptan (including a $50.0 million upfront payment to Cardiokine Biopharma LLC), a $36.2 million increase in clinical trial activity (notably Anti-CD23, Anti-CD80, LTBR, HSP90, M200, Adentri, Tysabri, and BG-12), and $4.6 million of research and development costs related to Syntonix, offset by the upfront $30 million payment to UCB made in 2006.

Research and development expenses totaled $695.9 million and $518.9 million in the nine months ended September 30, 2007 and 2006, respectively, an increase of $177.0 million, or 34.1%. The increase reflects, principally, approximately $60 million of expense for the development of lixivaptan (including a $50.0 million upfront payment to Cardiokine Biopharma LLC), a $92.8 million increase in clinical trial activity (notably BG-12, Anti-CD23, Anti-CD80, LTBR, HSP90, Adentri, Tysabri, M200 and projects with Sunesis), a $30.0 million increase due to increased manufacturing of molecules for clinical supply (notably Anti-CD23 and IGF-1R), and $12.0 million of research and development costs related to Syntonix, offset by the upfront $30 million payment to UCB made in 2006.

We anticipate that research and development expenses in 2007 will continue to be higher than 2006.

Acquired In-Process Research and Development, or IPR&D

In the nine months ended September 30, 2007, we recorded an acquired IPR&D charge of $18.4 million related to the acquisition of Syntonix and approximately $30 million related to our collaboration with Cardiokine Biopharma LLC. See Note 4 of the consolidated financial statements, “Acquisitions and Collaboration Agreements”, for details on future expenditures with respect to the IPR&D. Research and development expenditures related to in-process research and development projects acquired in the prior year are $1.5 million for Fumapharm and $12.2 million for Conforma. In the nine months ended September 30, 2006, we recorded $330.5 million of IPR&D related to the acquisitions of Fumapharm and Conforma.

Since completing the acquisition in January of 2007, we have spent approximately $12.0 million related to the in-process technology of Syntonix. Those expenses are included in research and development expenses in the accompanying consolidated statement of income.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $190.6 million and $173.4 million in the three months ended September 30, 2007 and 2006, respectively, an increase of $17.2 million, or 9.9%. The increase reflects, principally, a $16.3 million increase in sales and marketing activities for TYSABRI, primarily in international sales and marketing, a $6.2 million increase in salaries and benefits related to increased headcount in general and administrative personnel, offset by a $2.7 million decrease in sales and marketing activities for ZEVALIN due to decreased commercial efforts due to the planned divestiture of this product line.

Selling, general and administrative expenses totaled $582.4 million and $498.1 million in the nine months ended September 30, 2007 and 2006, respectively, an increase of $84.3 million, or 16.9%. The increase reflects, principally, a $52.9 million increase in sales and marketing activities for TYSABRI, primarily in international sales and marketing, a $20.3 million increase in salaries and benefits related to increased headcount in general and administrative personnel, and a $18.1 million increase in fees and services related to general and administrative expense. These increases were offset by a $8.1 million decrease in sales and marketing activities related to ZEVALIN resulting from decreased commercial efforts due to the planned divestiture of this product line.

We anticipate that total selling, general, and administrative expenses in 2007 will continue to be higher than 2006 due to sales and marketing and other general and administrative expenses to support AVONEX and TYSABRI growth.

Amortization of Intangible Assets

Amortization of intangible assets totaled $65.7 million for the three months ended September 30, 2007 compared to $60.0 million in the comparable period in 2006, an increase of $5.7 million, or 9.5%. Amortization of intangible assets totaled $186.6 million for the nine months ended September 30, 2007 compared to $207.0 million in the comparable period in 2006, a decrease of $20.4 million, or 9.9%. These changes are due, principally to the timing of changes in estimate in the calculation of economic consumption for core technology that occurred as part of our annual reassessment of amortization expense in the third quarters of 2007 and 2006.

Income Tax Provision

Tax Rate

Our effective tax rate was 31.4% on pre-tax income for the three months ended September 30, 2007, compared to 28.7% for the comparable period in 2006. Our effective tax rate was 29.0% on pre-tax income for the nine months ended September 30, 2007, compared to 66.2% for the comparable period in 2006. The change in the effective tax rate for the nine months ended September 30, 2007, is primarily attributable to the prior year non deductible acquisition-related IPR&D.

Liquidity and Capital Resources

Financial Condition

Our financial condition is summarized as follows (in millions):

	September 30,	December 31,
	2007	2006

Cash and cash equivalents	$437.3	$661.4
Marketable securities — current and non-current	1,156.0	1,653.5

Total cash, cash equivalents and marketable securities	$1,593.3	$2,314.9

Working capital	$(368.3)	$1,129.7
Outstanding borrowings — current and non-current	$1,560.2	$96.7

The decline in cash and investments at September 30, 2007 as compared to December 31, 2006, primarily reflects payments made to fund our tender offer as discussed in Note 15, “Tender Offer,” offset by cash generated from operations.

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

See Part II, Item 1A, “Risk Factors” of this form 10-Q for risk factors that could negatively impact our cash position and ability to fund future operations.

Operating activities

Cash provided by operating activities is primarily driven by our net income. On an ongoing basis, we expect cash provided from operating activities will continue to be our primary source of funds to finance operating needs and capital expenditures. Cash provided by operations was $674.8 million and $599.5 million in the nine months ended September 30, 2007 and 2006, respectively. The increase is due to higher earnings, offset by lower non-cash charges and a higher investment in working capital. A principal component of non-cash charges for the nine months ended September 30, 2007 was acquired in-process research and development and licenses of $18.4 million relating to our acquisition of Syntonix and approximately $80 million relating to our collaboration with Cardiokine Biopharma LLC. The principal component of non-cash charges for the nine months ended September 30, 2006 was acquired in-process research and development of $330.5 million relating to our acquisitions of Fumapharm and Conforma.

Investing activities

Cash provided by investing activities was $330.1 million compared to cash used in investing activities of $536.1 million in the nine months ended September 30, 2007 and 2006, respectively. The increase in cash provided by investing activities primarily reflects the sale of marketable securities to fund the tender offer described in Note 15, “Tender Offer.” Purchases of plant, property, and equipment totaled $175.8 million in the nine months ended September 30, 2007 as compared to $133.8 million in the nine months ended September 30, 2006. Payments made for acquisitions and licenses were $92.3 million in 2007, which related to our acquisition of Syntonix and agreement with Cardiokine Biopharma LLC, and $363.3 million in 2006, which related to our acquisitions of Fumapharm and Conforma. Additionally, in 2007 we sold our position in a strategic equity investment for $99.5 million.

Financing activities

Cash used in financing activities in the nine months ended September 30, 2007 was $1,228.9 million compared to cash used of $217.0 million in the nine months ended September 30, 2006. The increase was due, principally, to the purchase of common stock via tender offer of $3.0 billion, which was partially funded with cash proceeds from a loan facility of $1.5 billion. This transaction is more fully described in Note 15, “Tender Offer.” Additionally, we received proceeds of $247.4 million relating to the exercise of stock options.

Borrowings

At September 30, 2007, we have a note payable of approximately $42.9 million relating to the acquisition of distribution rights of FUMADERM. Additionally, one of our international joint ventures maintains a loan that has a carrying value of $17.1 million as of September 30, 2007.

In July 2007, we issued 0.2 million shares of common stock for $4.5 million in face value and $2.4 million in carrying value of our 2019 subordinated notes to the holders that elected to convert into common stock.

In June 2007, in connection with the tender offer described in Note 15, “Tender Offer,” we entered into a $1.5 billion term loan facility, which is due in June 2008. The loan has an effective interest rate of 5.52%. On July 2, 2007, in connection with the funding of the tender offer, we borrowed the full $1.5 billion available under this facility.

In June 2007, we also entered into a five year $400 million Senior Unsecured Revolving Credit Facility, which we may use for working capital and general corporate purposes. As of September 30, 2007, there were no borrowings outstanding under this credit facility. The terms of this revolving credit facility include various covenants, including financial covenants that require us to meet a maximum leverage ratio and under certain circumstances, an interest coverage ratio. As of September 30, 2007, we were in compliance with these covenants.

Tender Offer

On June 27, 2007, pursuant to the terms of a modified “Dutch Auction” tender offer, we accepted for payment 56,424,155 shares of our common stock at a price of $53.00 per share for a purchase price of $2,990.5 million. We funded the tender offer through existing cash and cash equivalents of $1,490.5 million and $1,500.0 million in funding by our term loan facility as described in Note 14, “Indebtedness.” All of the shares repurchased were retired in July 2007.

Working capital

At September 30, 2007, our working capital was $(368.3) million, as compared to $1,129.7 million at December 31, 2006, a decrease of $1,498.0 million. This primarily reflects use of cash and cash equivalents and our term loan facility of $1,500.0 million used to finance a portion of the tender offer.

Commitments

In August 2004, we restarted construction of our large-scale biologic manufacturing facility in Hillerod, Denmark. In March 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk-manufacturing component of our large-scale biologic manufacturing facility in Hillerod, Denmark. We also determined that we would no longer proceed with the fill-finish component of that facility. Additionally, we added a labeling and packaging component to the project. As of September 30, 2007, we have substantially completed this phase of the project.

We are proceeding with the second phase of the project, a large-scale bulk manufacturing facility. In October 2006, our Board of Directors approved this phase of the project, which is expected to cost an additional $225.0 million. As of September 30, 2007, we had committed approximately $203 million to the second phase, of which $72.3 million had been paid.

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

In August 2007, our agreement with Cardiokine Biopharma, LLC became effective. The agreement is for the joint development of lixivaptan, an oral compound expected to enter a Phase III clinical trial in the fourth quarter of 2007 for the potential treatment of hyponatremia in patients with congestive heart failure. Under the terms of the agreement, we paid a $50.0 million upfront payment in the third quarter 2007, and may pay up to $170.0 million in potential milestone payments for successful development and global commercialization of lixivaptan, as well as royalties for commercial sales.

As announced on October 12, 2007, our Board of Directors has authorized management to evaluate whether third parties would have an interest in acquiring the Company at a price and on terms that would represent better value for its stockholders than having the Company continue to execute its strategy on a stand-alone basis. The process has required that we engage professional advisors to assist in reviewing and evaluating transaction proposals that may be received and advising our Board of Directors and management with respect thereto.

Share Repurchase Program

In the nine months ended September 30, 2007, we did not repurchase any shares of our common stock under our share repurchase program that our Board of Directors authorized in October 2006. See Note 15 for a discussion of our tender offer.

Contractual Obligations and Off-Balance Sheet Arrangements

The disclosure of payments we have committed to make under our contractual obligations is set forth under the heading “Contractual Obligations and Off-Balance Sheet Arrangements” as included in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2007 Form 10-K. Excluding the items noted “Borrowings” and “Commitments” above, there have been no material changes to our contractual obligations since December 31, 2006.

We have funding commitments as of September 30, 2007 up to approximately $32 million as part of our investment in biotechnology oriented venture capital funds. In addition, we have committed to make potential future milestone payments to third-parties as part of our various collaborations including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones had not occurred as of September 30, 2007, such contingencies have not been recorded in our financial statements.

We do not have any significant relationships with entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We consolidate entites falling within the scope of FIN 46(R) if we are deemed to be the primary beneficiary.

Legal Matters

Refer to Note 12 of the consolidated financial statements in Part I of this quarterly report on Form 10-Q, “Litigation”, for a discussion of legal matters as of September 30, 2007.

New Accounting Standards

Refer to Note 16 of the consolidated financial statements in Part I of this report on Form 10-Q, “New Accounting Pronouncements,” for a discussion of new accounting standards.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$196.8
Additions based on tax positions related to the current period	16.2
Additions for tax positions of prior periods	72.4
Reductions for tax positions of prior periods	(69.6)
Settlements	(18.7)

Balance at September 30, 2007	$197.1

Included in the balance of unrecognized tax benefits at September 30, 2007 and January 1, 2007, are $101.0 million and $98.2 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks, and the ways we manage them, are summarized in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no material changes in the first nine months of 2007 to such risks or our management of such risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act) as of September 30, 2007. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

We have not made any changes in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

The section entitled “Litigation” in “Notes to Consolidated Financial Statements” in Part I of this quarterly report on Form 10-Q is incorporated into this item by reference.

Item 1A.	Risk Factors

We are substantially dependent on revenues from our two principal products

Our current and future revenues depend substantially upon continued sales of our two principal products, AVONEX and RITUXAN, which represented approximately 94% of our total revenues in 2006 and approximately 89% of our total revenues for the nine months ended September 30, 2007. Any significant negative developments relating to these two products, such as safety or efficacy issues, the introduction or greater acceptance of competing products (including greater than anticipated substitution of TYSABRI for AVONEX) or adverse regulatory or legislative developments, would have a material adverse effect on our results of operations. Although we have developed and continue to develop additional products for commercial introduction, we expect to be substantially dependent on sales from these two products for many years. A decline in sales from either of these two products would adversely affect our business.

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

The outcome of our current evaluation of a potential acquisition of the Company by a third party is uncertain and this process entails numerous risks and uncertainties

Our Board of Directors has authorized management to evaluate whether third parties would have an interest in acquiring the Company at a price and on terms that would represent better value for its stockholders than having the Company continue to execute its strategy on a stand-alone basis. The evaluation process entails numerous risks and uncertainties, including the following:

•	the process is time-consuming and may disrupt our operations and divert management’s and our employees’ attention;

•	perceived uncertainties as to our future direction may result in the loss of, or our inability to attract and retain, key employees or business partners;

•	the rights of Genentech and Elan to buy from us certain rights to RITUXAN and TYSABRI in the event we undergo a change of control (as more fully described below in the fourth bullet point to the last risk factor on page 47 of this Form 10-Q) may limit our attractiveness to potential acquirers;

•	our announcement that we are engaged in the evaluation process and any announcement that we may make regarding the results of the evaluation process may increase the volatility of the market price of our common stock;

•	the process will increase expenditures for professional advisors that we engage to assist in reviewing and evaluating transaction proposals that may be received and advising our Board of Directors and management with respect thereto; and

•	we may not be able to identify in the near term an acquisition transaction that our Board of Directors determines is the best means reasonably available to achieve and enhance stockholder value, as compared to other alternatives available to the Company, including continuing to execute our current stand-alone strategy.

The Company does not intend to disclose further information regarding the status of its evaluation until the process has been completed and there can be no assurance that an acquisition of the Company will occur.

Our near-term success depends on the market acceptance and successful launch of our third product TYSABRI

A substantial portion of our growth in the near-term is dependent on anticipated sales of TYSABRI. We received regulatory approval to market TYSABRI in the U.S. and the EU for relapsing forms of MS in June of 2006. We re-introduced TYSABRI in the U.S. and launched TYSABRI for the first time in Europe in the second half of 2006. TYSABRI is expected to meaningfully diversify our product offerings and revenues, and to drive additional revenue growth over the next several years. If we are not successful in growing sales of TYSABRI, that would result in a significant reduction in diversification and expected revenues, and adversely affect our business.

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

We are committing to a significant investment in the expansion of a manufacturing facility the success of which relies upon continued demand for our products

In August 2004, we restarted construction of our large-scale biologic manufacturing facility in Hillerod, Denmark. As of September 30, 2007, we have substantially completed the first phase of the project.

We are proceeding with the second phase of the facility and our Board of Directors has authorized an additional $225.0 million to be spent on this phase of the project in addition to amounts spent for the first phase. As of September 30, 2007, we had committed approximately $203 million to the second phase of the project, of which $72.3 million had been paid.

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

Several aspects of our corporate governance and our collaboration agreements may discourage a third party from attempting to acquire us

Several factors might discourage a takeover attempt that could be viewed as beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example:

•	we are subject to Section 203 of the Delaware General Corporation Law, which provides that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in Section 203;

•	our stockholder rights plan is designed to cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors;

•	our board of directors has the authority to issue, without a vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of common stock;

•	our amended and restated collaboration agreement with Genentech provides that, in the event we undergo a change of control, within ninety (90) days Genentech may present an offer to us to purchase our rights to RITUXAN. Recently, in an arbitration proceeding brought by Biogen Idec relating to the collaboration agreement, Genentech alleged for the first time that the November 2003 transaction in which Idec acquired Biogen and became Biogen Idec constituted such a change of control, an assertion with which we strongly disagree. It is our position that the Biogen Idec merger did not constitute a change of control under our agreement with Genentech and that, even if it did, Genentech’s rights under the change of control provision have long since expired. We intend to vigorously assert our position if Genentech persists in making this claim. If the arbitrators decide this issue in favor of Genentech, or if a change of control were to occur in the future and Genentech were to present an offer for the RITUXAN rights, we must either accept Genentech’s offer or purchase Genentech’s rights to RITUXAN on the same terms as its offer. If Genentech presents such an offer, then they will be deemed concurrently to have exercised a right, in exchange for a share in the operating profits or net sales in the U.S. of any other anti CD-20 products developed under the agreement, to purchase our interest in each such product. The rights of Genentech described in this paragraph may limit our attractiveness to potential acquirers; our collaboration agreement with Elan provides Elan with the option to buy the rights to TYSABRI in the event that we undergo a change of control, which may limit our attractiveness to potential acquirers;

•	our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year; and

•	advance notice is required for nomination of candidates for election as a director and for proposals to be brought before an annual meeting of stock holders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our stock repurchase activity for the three months ended September 30, 2007 is set forth in the table below:

Issuer Purchases of Equity Securities

				Total Number of
				Shares Purchased as	Number of Shares
	Total Number of		Average Price	Part of Publicly	that may yet be
	Shares Purchased		Paid per Share	Announced Program	Purchased Under Our
Period	(#)		($)	(#)(a)	Program (#)(a)

Jul-07	56,424,155	(c)	$53.00	—	20,000,000
	1,231	(b)	54.76	—	20,000,000
Sep-07	12,897	(b)	66.53	—	20,000,000

Total	56,438,283		$53.00	—	20,000,000

(a)	On October 13, 2006 the Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock will provide us with authorized shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program does not have an expiration date. No purchases have been made under this plan. We publicly announced the repurchase program in our press release dated October 31, 2006, which was furnished to the SEC as Exhibit 99.1 of our Current Report on Form 8-K filed on October 31, 2006.

(b)	All of these shares are shares that were used by certain employees to pay the exercise price of their stock options in lieu of paying cash or utilizing our cashless option exercise program.

(c)	As more fully described in Note 15, “Tender Offer,” in the accompanying notes to consolidated financial statements in Part I of this report on Form 10-Q, in July 2007 we consummated a tender offer announced on May 29, 2007 whereby we repurchased 56,424,155 shares of our common stock at a price of $53.00 per share.

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN IDEC INC.

/s/ Paul J. Clancy
Paul J. Clancy
Executive Vice President and Chief
Financial Officer

October 23, 2007