Form 10-K
period 2007-12-31
BIOGEN IDEC INC.
filed 2008-02-14
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-19311
Biogen Idec Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0112644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14 Cambridge Center, Cambridge, Massachusetts (Address of principal executive offices)	02142 (Zip code)

(Registrant’s telephone number, including area code)
(617) 679-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.0005 par value
Series X Junior Participating Preferred Stock Purchase Rights	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act..  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $18,378,524,103.

As of February 8, 2008, the Registrant had 297,750,601 shares of Common Stock, $0.0005 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

BIOGEN IDEC INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2007

PART I

Item 1.	Business

Overview

Biogen Idec creates new standards of care in therapeutic areas with high unmet medical needs. Biogen Idec is a global leader in the development, manufacturing, and commercialization of innovative therapies. Patients in more than 90 countries benefit from Biogen Idec’s significant products that address diseases such as multiple sclerosis, lymphoma and rheumatoid arthritis. We currently have four products:

AVONEX® (interferon beta-1a)

AVONEX is approved worldwide for the treatment of relapsing forms of multiple sclerosis, or MS, and is the most prescribed therapeutic product in MS worldwide. Globally over 135,000 patients use AVONEX.

RITUXAN® (rituximab)

RITUXAN is approved worldwide for the treatment of relapsed or refractory low-grade or follicular, CD20-positive, B-cell non-Hodgkin’s lymphomas, or B-cell NHLs. The U.S. Food and Drug Administration, or FDA, has also approved RITUXAN for (1) the treatment of patients with previously untreated diffuse, large B-cell NHL in combination with anthracycline-based chemotherapy regimens, (2) treatment of patients with previously-untreated follicular NHL in combination with CVP (cyclophosphamide, vincristine and prednisone) chemotherapy, and (3) the treatment of patients with non-progressing (including stable disease) low grade B-cell NHL following first-line treatment with CVP chemotherapy. We believe that RITUXAN is the second highest-selling oncology therapeutic in the United States and has had more than 1,000,000 patient exposures worldwide across all indications. In addition, RITUXAN, in combination with methotrexate, is also approved for reducing signs and symptoms and to slow the progression of structural damage in adult patients with moderately-to-severely active rheumatoid arthritis, or RA, who have had an inadequate response to one or more tumor necrosis factor, or TNF, antagonist therapies. We are working with Genentech and Roche on the development of RITUXAN in additional oncology, neurology and immunology indications.

RITUXAN is the trade name for the compound rituximab in the U.S., Canada and Japan. MabThera is the trade name for rituximab in the European Union, or EU. In this Annual Report, we refer to rituximab, RITUXAN, and MabThera collectively as RITUXAN, except where we have otherwise indicated.

TYSABRI® (natalizumab)

TYSABRI is approved for the treatment of relapsing forms of MS in the U.S. and other countries, and in the U.S. for inducing and maintaining clinical response and remission in adult patients with moderately to severely active Crohn’s disease, or CD, with evidence of inflammation who have had an inadequate response to, or are unable to tolerate, conventional CD therapies and inhibitors of TNF-alpha. Under the terms of a collaboration agreement with Elan Corporation plc, or Elan, we are solely responsible for the manufacture of TYSABRI, and we collaborate with Elan on the product’s marketing, commercial distribution and on-going development activities. The collaboration agreement with Elan is designed to effect an equal sharing of profits and losses generated by the activities of the collaboration between Elan and us.

FUMADERM® (dimethylfumarate and monoethylfumarate salts)

FUMADERM was acquired with the purchase of Fumapharm AG, or Fumapharm, in June 2006. In December 2006, we acquired the right to distribute FUMADERM in Germany from Fumedica effective May 1, 2007. FUMADERM acts as an immunomodulator and has been approved in Germany for the treatment of severe psoriasis since 1994.

Other Revenue and Programs

In 2007, we recorded product revenues from sales of ZEVALIN® (ibritumomab tiuxetan) prior to our sale of U.S. rights to this product line in December 2007.

We also receive royalty revenues on sales by our licensees of a number of products covered under patents that we control. In addition, we have a pipeline of research and development products in our core therapeutic areas and in other areas of interest.

We devote significant resources to research and development programs and external business and corporate development efforts. We intend to focus our research and development efforts on finding novel therapeutics in areas of high unmet medical need, both within our current focus areas of oncology, neurology, immunology and cardiology as well as in new therapeutic areas. Our current late stage efforts include our work with Genentech and Roche on the development of RITUXAN in additional oncology indications, RA, MS and lupus and the co-development of additional anti-CD20 antibody products including the humanized anti-CD20 antibody (ocrelizumab), which is in Phase 3 studies in rheumatoid arthritis and systemic lupus erythematosus; BG-12 for relapsing forms of MS in Phase 3; galiximab for NHL in Phase 3; and lumiliximab for chronic lymphocytic leukemia, or CLL, in Phase 2/3; and lixivaptan for acute hyponatremia, currently initiating Phase 3 clinical studies.

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

Our Products and Late-Stage Product Candidates

Our products are targeted to address a variety of key medical needs in the areas of oncology, neurology, immunology and cardiology. Our marketed products and late stage product candidates are as follows:

Development and/or
Product	Product Indications	Status	Marketing Collaborators

AVONEX	Relapsing forms of MS	Approved — numerous countries worldwide	None

RITUXAN	Certain B-cell NHLs	Approved — numerous countries worldwide	All RITUXAN Indications: U.S. — Genentech Japan — Roche and Zenyaku Outside U.S. and Japan — Roche

	Rheumatoid arthritis	Approved — U.S. for anti-TNF-inadequate responders	See above

		Phase 3 — DMARD inadequate responders	See above

	Relapsed CLL	Phase 3	See above

	Lupus	Phase 2/3	Genentech

	MS	Phase 2/3	See above, except for PPMS indication which is only Genentech

TYSABRI	Relapsing forms of MS	Approved — U.S., EU Switzerland, Canada, Australia, New Zealand and Israel	Elan

	Crohn’s disease	Approved — U.S.	See above

FUMADERM	Severe psoriasis	Approved — Germany	Almirall

BG-12	MS	Phase 3	None

Anti-CD80 MAb/ galiximab	Relapsed or refractory NHL	Phase 3	None

Anti-CD23 MAb/ lumiliximab	Relapsed or refractory chronic lymphocytic leukemia	Phase 2/3	None

Humanized Anti-CD20 MAb/Ocrelizumab	Rheumatoid Arthritis	Phase 3	U.S. — Genentech Japan — Roche and Zenyaku Outside U.S. and Japan — Roche

	Systemic Lupus Erythematosus	Phase 3	See above

Lixivaptan	Acute Hyponatremia	Phase 3 — planned	Cardiokine Biopharma LLC

Approved Indications and Ongoing Development

AVONEX

We currently market and sell AVONEX worldwide for the treatment of relapsing forms of MS. In 2007, sales of AVONEX generated worldwide revenues of $1,867.8 million as compared to worldwide revenues of $1,706.7 million in 2006.

MS is a progressive neurological disease in which the body loses the ability to transmit messages along nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing MS experience an uneven pattern of disease progression characterized by periods of stability that are interrupted by flare-ups of the disease after which the patient returns to a new baseline of functioning. AVONEX is a recombinant form of a protein produced in the body by fibroblast cells in response to viral infection. AVONEX has been shown in clinical trials in relapsing forms of MS both to slow the accumulation of disability and to reduce the frequency of flare-ups. AVONEX is approved to treat relapsing forms of MS, including patients with a first clinical episode and MRI features consistent with MS. We began selling AVONEX in the U.S. in 1996, and in the EU in 1997. AVONEX is on the market in over 70 countries. Based on data from an independent third party research organization, information from our distributors and internal analysis, we believe that AVONEX is the most prescribed therapeutic product for the treatment of MS worldwide. Globally over 135,000 patients use AVONEX.

We continue to work to expand the data available about AVONEX and MS treatments. In October 2007, we presented at the Congress of the European Committee for Treatment and Research of Multiple Sclerosis, or ECTRIMS, in Prague, Czech Republic, on the final results from a worldwide comparative study (QUASIMS) of the efficacy and tolerability of interferon-beta products for the treatment of relapsing multiple sclerosis. This retrospective, observational study presented at ECTRIMS involved 7,542 MS patients. This geographically diverse group from a range of clinical practice settings is the largest cohort of patients with relapsing remitting MS, or RRMS, that has been studied to evaluate and compare patient outcomes with interferon beta. The effects of all currently available interferon beta treatments were similar over 2 years in patients with RRMS. Even in patients with higher baseline annualized relapse rates or expanded disability status scale scores, there was no clear benefit of one interferon over another. This is in contrast to two earlier studies suggesting there were differences in efficacy between certain interferon beta formulations and dosing regimens (the Independent Comparison of Interferon (INCOMIN) and Evidence of Interferon Dose-Response and European — North American Comparative Efficacy (EVIDENCE) trials). Of the treatments studied, however, AVONEX requires the least frequent administration.

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

RITUXAN

RITUXAN is approved worldwide for the treatment of relapsed or refractory low-grade or follicular, CD20-positive, B-cell NHLs, which comprise approximately half of the B-cell NHLs diagnosed in the U.S. In the U.S., RITUXAN is approved for NHL with the following label indications:

•	The treatment of patients with relapsed or refractory, low-grade or follicular, CD20-positive, B-cell NHL as a single agent;

•	The treatment of patients with previously untreated diffuse large B-cell, CD20-positive, NHL, or DLBCL, in combination with CHOP (cyclophosphamide, doxorubicin, vincristine and prednisone) or other anthracycline-based chemotherapy regimens;

•	The treatment of patients with previously untreated follicular, CD20-positive, B-cell NHL in combination with CVP (cyclophosphamide, vincristine and prednisone) chemotherapy; and

•	The treatment of patients with non-progressing (including stable disease), low grade CD20-positive, B-cell NHL, as a single agent, after first line CVP chemotherapy.

In addition, RITUXAN, in combination with methotrexate, is also approved for reducing signs and symptoms and to slow the progression of structural damage in adult patients with moderately-to-severely active rheumatoid arthritis, or RA, who have had an inadequate response to one or more TNF antagonist therapies.

Our interest in RITUXAN is recognized as revenue from unconsolidated joint business, and is made up of three components:

•	We copromote RITUXAN in the U.S. in collaboration with Genentech. All U.S. sales of RITUXAN are recognized by Genentech, and we record our share of the pretax copromotion profits on a quarterly basis. In 2007, RITUXAN generated U.S. net sales of $2.3 billion, of which we recorded $616.8 million as our share of copromotion profits, as compared to U.S. net sales of $2.1 billion in 2006, of which we recorded $555.8 million as our share of copromotion profits;

•	Roche sells RITUXAN outside the U.S., except in Japan where it co-markets RITUXAN in collaboration with Zenyaku Kogyo Co. Ltd., or Zenyaku. We received royalties through Genentech on sales of RITUXAN outside of the U.S. of $250.8 million in 2007 as compared to $194.0 million in 2006; and

•	Finally, we receive reimbursement from Genentech for our selling and development expenses.

In the U.S., we share responsibility with Genentech for continued development. Such continued development includes conducting supportive research and post-approval clinical studies and seeking potential approval for additional indications. Genentech provides the support functions for the commercialization of RITUXAN in the U.S. and has worldwide manufacturing responsibilities. See “Sales, Marketing and Distribution — RITUXAN” and “Manufacturing and Raw Materials.” We also have the right to collaborate with Genentech on the development of other humanized anti-CD20 antibodies targeting B-cell disorders for a broad range of indications, and to copromote with Genentech any new products resulting from such development in the U.S. The most advanced such humanized anti-CD20 antibody under development, ocrelizumab, is in Phase 3 trials in rheumatoid arthritis and systemic lupus erythematosus. We are currently in arbitration with Genentech as to whether Genentech has the right to develop collaboration products, including the second-generation humanized anti-CD20 molecule, without our approval. See “Item 3 — Legal Proceedings” for a description of that arbitration. Our agreement with Genentech provides that the successful development and commercialization of new anti-CD20 product candidates in our collaboration (which also includes RITUXAN) will decrease our participation in the operating profits from the collaboration (including as to RITUXAN). See Consolidated Financial Statements Note 16, Unconsolidated Joint Business Arrangement.

RITUXAN in Oncology

We believe that RITUXAN is the second-highest-selling oncology therapeutic in the United States and has had more than 1,000,000 patient exposures worldwide across all indications. RITUXAN is generally administered as outpatient therapy by personnel trained in administering chemotherapies or biologics. RITUXAN is unique in the treatment of B-cell NHLs due to its specificity for the antigen CD20, which is expressed only on the surface of normal B-cells and malignant B-cells. Stem cells (including B-cell progenitors or precursor B-cells) in bone marrow lack the CD20 antigen. This allows healthy B-cells to regenerate after treatment with RITUXAN and to return to normal levels within several months. RITUXAN’s mechanism of action, in part, utilizes the body’s own immune system as compared to conventional lymphoma therapies.

In an effort to identify additional applications for RITUXAN, we, in conjunction with Genentech and Roche, continue to support RITUXAN post-marketing studies. We, along with Genentech and Roche, are conducting a multi-center global Phase 3 registrational study known as REACH in patients with relapsed chronic lymphocytic leukemia, or CLL, comparing the use of fludarabine, cyclophosphamide and RITUXAN together, known as FCR, versus fludarabine and cyclophosphamide alone. Enrollment for this study was completed in the third quarter of 2007. We, along with Genentech and Roche, are also conducting a trial known as PRIMA that is evaluating the added efficacy of RITUXAN maintenance therapy after previously untreated follicular non-Hodgkin’s lymphoma patients are given a combination of chemotherapy and RITUXAN. To date, the added benefit of RITUXAN has only been evaluated in relapsed patients. PRIMA completed enrollment in 2007. Additional clinical studies are ongoing in other B-cell malignancies such as lymphoproliferative disorders associated with solid organ transplant therapies, relapsed aggressive non-Hodgkin’s lymphoma and mantle cell non-Hodgkin’s lymphoma.

RITUXAN in RA

RITUXAN, in combination with methotrexate, is approved for reducing signs and symptoms and to slow the progression of structural damage in adult patients with moderately-to-severely active rheumatoid arthritis who have had an inadequate response to one or more TNF antagonist therapies. We, along with Genentech and Roche, initiated a Phase 3 clinical study of RITUXAN in RA patients who are inadequate responders to disease-modifying anti-rheumatic drugs, or DMARDs, in 2006. In January 2008 we announced that the study, known as SERENE, met its primary endpoint of a significantly greater proportion of RITUXAN-treated patients achieving an American College of Rheumatology (ACR) 20 response (the proportion of patients who achieve at least 20% improvement) at week 24, compared to placebo. In this study patients who received either 500 mg or 1000 mg of RITUXAN as a single treatment course of two infusions in combination with a stable dose of methotrexate displayed a statistically significant improvement in symptoms compared to patients who received placebo in combination with methotrexate. Although the study was not designed to compare the RITUXAN doses, the efficacy of the two doses appeared to be similiar. Further analyses of the data are ongoing and will be submitted for presentation at an upcoming medical meeting. In 2007 we received positive results from the Phase 3 study known as SUNRISE, investigating the controlled re-treatment of patients who are inadequate responders to TNF therapies. Patients who were not in remission at 24 weeks following administration of a course of RITUXAN were randomized to receive either a second course of RITUXAN or placebo. The primary endpoint, the proportion of retreated patients with an ACR 20 response at Week 48 relative to baseline, was achieved with significantly more patients achieving an ACR 20 with RITUXAN retreatment compared to placebo. Genentech and Biogen Idec will continue to analyze the study results and we anticipate presenting the results at an upcoming meeting in 2008.

RITUXAN in Other Immunology Indications

Based primarily on results from the studies of RITUXAN in RA, as well as other small investigator-sponsored studies in various autoimmune-mediated diseases, we, along with Genentech, are conducting a Phase 3 clinical study of RITUXAN in primary progressive MS, or PPMS, and a registrational program in systemic lupus erythematosus, or SLE, comprised of a Phase 3 study in lupus nephritis and a Phase 2/3 study in a general SLE population. We anticipate reporting results from the PPMS and SLE studies in the first half of 2008. Enrollment in the Lupus Nephritis study is still ongoing. In August 2006, we and Genentech announced that a Phase 2 study of RITUXAN in relapsing-remitting MS met its primary endpoint. Results were presented at the American Academy of Neurology annual meeting in May 2007. The study of 104 patients showed a statistically significant reduction in the total number of gadolinium enhancing T1 lesions observed on serial MRI scans of the brain at weeks 12, 16, 20 and 24 in the RITUXAN-treated group compared to placebo. At week 24, the total cumulative mean number of gadolinium lesions per patient was reduced by 91%, to 0.5 in the RITUXAN-treated group from 5.5 in the placebo group (p0.001). In addition, the proportion of patients with relapses over 24 weeks in the RITUXAN-treated arm was 14.5% compared to 34.3% in the placebo arm (58% relative reduction) (p=0.02). The result of statistical testing is often defined in terms of a “p-value,” with a level of 0.05 or less considered to be a statistically significant difference, which means the result is unlikely due to chance.

In December 2006, we and Genentech issued a dear healthcare provider letter informing healthcare providers that two cases of progressive multifocal leukoencephalopathy, or PML, a rare and frequently fatal demyelinating disease of the central nervous system, resulting in death were reported in patients receiving RITUXAN for treatment of SLE, an indication where RITUXAN is not approved for treatment. The prescribing information for RITUXAN has been updated to reflect these reports.

TYSABRI

TYSABRI is approved for the treatment of relapsing forms of MS. On June 5, 2006, we and Elan announced the FDA’s approval of the supplemental Biologics License Application, or sBLA, for the reintroduction of TYSABRI as a monotherapy treatment for relapsing forms of MS to slow the progression of disability and reduce the frequency of clinical relapses. On June 29, 2006, we and Elan announced that the European Medicines Agency, or EMEA, had approved TYSABRI as a similar treatment. TYSABRI is also approved for MS in Switzerland, Canada, Australia, New Zealand and Israel.

TYSABRI was initially approved by the FDA in November 2004 to treat relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI based on reports of cases of PML in patients treated with TYSABRI in clinical studies. In consideration of these events, TYSABRI is marketed under risk management or minimization plans as agreed with local regulatory authorities. In the U.S., TYSABRI was reintroduced with a risk minimization action plan, or RiskMAP, known as the TYSABRI Outreach: Unified Commitment to Health, or TOUCH, Prescribing Program, a rigorous system intended to educate physicians and patients about the risks involved and assure appropriate use of the product.

As of late December 2007, more than 21,000 patients were on commercial and clinical TYSABRI therapy worldwide. As of mid-December 2007, up to 30,900 patients had been treated with TYSABRI cumulatively in the combined clinical trial and post-marketing settings. There have been no new cases of PML since relaunch in the U.S. and launch internationally in July 2006.

On January 14, 2008, we and Elan announced the FDA’s approval of the sBLA for use of TYSABRI for inducing and maintaining clinical response and remission in adult patients with moderately to severely active Crohn’s disease, or CD, with evidence of inflammation who have had an inadequate response to, or are unable to tolerate, conventional CD therapies and inhibitors of TNF-alpha. TYSABRI will be available for the treatment of CD upon the completion of key implementation activities related to the approved risk management plan. We anticipate TYSABRI will be available to Crohn’s patients by the end of the first quarter of 2008.

The FDA granted approval based on its review of overall safety data and the results of three randomized, double-blind, placebo-controlled, multi-center trials of TYSABRI assessing the safety and efficacy as both an induction and maintenance therapy — ENCORE (Efficacy of Natalizumab in Crohn’s Disease Response and Remission), ENACT-1 (Efficacy of Natalizumab as Active Crohn’s Therapy) and ENACT-2 (Evaluation of

Natalizumab As Continuous Therapy). The approval contains labeling and a risk management plan, both of which are similar to those approved for the MS indication. One of the confirmed cases of PML was in a patient who was in a clinical study of TYSABRI in Crohn’s disease.

In September 2004, Elan submitted a Marketing Authorisation Application, or MAA, to the EMEA for approval of TYSABRI as a treatment for Crohn’s disease. A committee of the EMEA adopted a negative recommendation in November 2007. The European Commission affirmed the committee’s decision in the first quarter of 2008, which means that Crohn’s disease will not be included in our label for TYSABRI in the EU.

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

In the U.S., we sell TYSABRI to Elan who sells the product to third party distributors. Elan and we co-market the product. The sales price to Elan in the U.S. is set at the beginning of each quarterly period to effect an approximate equal sharing of the gross margin between Elan and us. In addition, both parties share equally in the operating costs, which include research and development, selling, general and administrative expenses and other similar costs. Sales of TYSABRI to Elan are reported as revenues and are recognized upon Elan’s shipment of the product to third party distributors, at which time all revenue recognition criteria have been met. As of December 31, 2007 and 2006, we had deferred revenue of $9.0 and $5.0 million, respectively, for shipments to Elan that remained in Elan’s ending inventory. Elan’s reimbursement of TYSABRI operating costs is reflected as a reduction of the respective costs within our consolidated statement of income.

For sales outside of the U.S., we are responsible for distributing TYSABRI to customers and are primarily responsible for all operating activities. We and Elan share equally in the operating results of TYSABRI outside the U.S. Sales of TYSABRI are reported as revenue and are recognized at the time of product delivery to our customer, at which time all revenue recognition criteria have been met. Payments to or from Elan for their share of the collaboration operating losses relating to sales outside the U.S. are reflected in the collaboration profit (loss) sharing line in our consolidated statement of income. For 2007 and 2006, we provided and received net payments of $14.1 million and ($9.7) million, respectively, related to reimbursements made in connection with this arrangement.

In July 2006, we began to ship TYSABRI in both the United States and Europe. In 2007, we recorded sales of TYSABRI in the U.S. and Europe of $104.4 million and $125.5 million, respectively. In 2006, we recorded sales of TYSABRI in the U.S. and Europe relating to current activity of $11.9 million and $10.0 million, respectively. Prior to the suspension of TYSABRI in 2005, we shipped product to Elan in the U.S. and recognized revenue in accordance with the policy described above. As a result of the suspension of TYSABRI, we deferred $14.0 million in revenue from Elan as of March 31, 2005 related to TYSABRI product that remained in Elan’s ending inventory. This amount was paid by Elan during 2005 and was subsequently recognized as revenue during 2006, when the uncertainty about the ultimate disposition of the product was eliminated.

PHASE 3 Studies of TYSABRI in MS

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

The AFFIRM study

The one-year data from the AFFIRM study showed that TYSABRI reduced the rate of clinical relapses by 66% relative to placebo, the primary endpoint at one year. AFFIRM also met all one-year secondary endpoints, including MRI measures. In the TYSABRI treated group, 60% of patients developed no new or newly enlarging T2 hyperintense lesions compared to 22% of placebo treated patients. On the one-year MRI scan, 96% of TYSABRI treated patients had no gadolinium-enhancing lesions compared to 68% of placebo treated patients. The proportion of patients who remained relapse free was 76% in the TYSABRI treated group compared to 53% in the placebo treated group. In February 2005, we and Elan announced that the AFFIRM study also achieved the two-year primary endpoint of slowing the progression of disability in patients with relapsing forms of MS. In the TYSABRI treated group, there was a 42% reduction in the risk of disability progression relative to placebo, and a 67% reduction in the rate of clinical relapses over two years relative to placebo which was sustained and consistent with the one-year results. Other efficacy data, including MRI measures, were similar to the one-year results.

In May 2007 at the annual meeting of the American Academy of Neurology in Boston, we presented extension study data that showed that TYSABRI has a sustained treatment effect on clinical relapses and the risk of disability progression in MS patients treated for up to three years. Patients who participated in the Phase 3 TYSABRI program (including the AFFIRM trial) were eligible to enroll in an open-label extension study that evaluated the therapy’s long-term effects. In the intent-to-treat analysis, the annualized relapse rate for patients treated with TYSABRI over the three-year period was 0.23, translating into an average of one relapse every 4.3 years. The relapse rate also continued to remain low over the three-year treatment period with TYSABRI: 0.27 during the first year; 0.20 during the second year; and 0.15 during the third year (based on 531 patients who entered the extension study, which includes approximately 250 patients with nearly three years of continuous therapy). In addition, TYSABRI also decreased the cumulative probability of disability progression sustained for six months compared to placebo. The estimated proportion of patients who had 24-week sustained disability progression at two years was 11% in patients treated with TYSABRI compared to 23% in patients treated with placebo, a 54% relative reduction. This effect was maintained in patients treated with TYSABRI for up to three years with 13% showing 24-week sustained disability progression.

In October 2007 at the 23rd Congress of ECTRIMS in Prague, Czech Republic, we presented a poster on a post hoc analysis of the Phase 3 AFFIRM study. The study data suggest the proportion of disease-free patients over two years was significantly higher in the TYSABRI-treated group compared with the placebo group, as determined based upon both clinical and MRI criteria. Using clinical and MRI disease-free criteria combined, the most stringent definition of disease free, 36.7% of TYSABRI-treated patients had no relapses, disability progression or MRI activity compared with 7.2% of placebo patients (p0.0001). In the clinical analysis, 64.3% of TYSABRI-treated patients vs. 38.9% placebo-treated patients (p0.0001) were disease free or without relapses and disability progression. Using MRI measures, 57.7% of TYSABRI-treated patients vs. 14.2% placebo-treated patients (p0.0001) were disease free, or without gadolinium-enhancing lesions and new or enlarging T2-hyperintense lesions.

The SENTINEL study

The one-year data from the SENTINEL combination study also showed that the study achieved its one-year primary endpoint. The addition of TYSABRI to AVONEX resulted in a 54% reduction in the rate of clinical relapses over the effect of AVONEX alone. SENTINEL also met all secondary endpoints, including MRI measures. In the group treated with TYSABRI plus AVONEX, 67% of the patients developed no new or newly enlarging T2 hyperintense lesions compared to 40% in the AVONEX plus placebo group. On the one-year MRI scan, 96% of TYSABRI plus AVONEX-treated patients had no gadolinium-enhancing lesions compared to 76% of AVONEX plus placebo treated patients. The proportion of patients who remained relapse free was 67% in the TYSABRI plus AVONEX-treated group compared to 46% in the AVONEX plus placebo-treated group. In the TYSABRI-treated group, 60% of patients developed no new or newly enlarging T2 hyperintense lesions compared to 22% of placebo treated patients. On the one-year MRI scan, 96% of TYSABRI treated patients had no gadolinium-enhancing lesions compared to 68% of placebo treated patients. In July 2005, we and Elan announced that the SENTINEL study also achieved the two-year primary endpoint of slowing the progression of disability in patients with relapsing forms of MS. The addition of TYSABRI to AVONEX resulted in a 24% reduction in the risk of disability progression compared to the effect of AVONEX alone, and a 56% reduction in the rate of clinical relapses over two years compared to that provided by AVONEX alone. Other efficacy data, including MRI measures, were similar to the one-year results.

Phase 3 Studies of TYSABRI in Crohn’s Disease

We, along with Elan, have completed three Phase 3 studies of TYSABRI in Crohn’s disease, a chronic and progressive inflammatory disease of the gastrointestinal tract, which commonly affects both men and women. The three completed Phase 3 studies are known as ENACT-2 (Evaluation of Natalizumab as Continuous Therapy-2), ENACT-1 (Evaluation of Natalizumab as Continuous Therapy-1), and ENCORE (Efficacy of Natalizumab for Crohn’s Disease Response and Remission).

ENACT-1/ENACT-2

In ENACT-2, 339 patients who were responders in ENACT-1, the Phase 3 induction study, were re-randomized to one of two treatment groups, TYSABRI or placebo, both administered monthly for a total of 12 months. In ENACT-1, the primary endpoint of “response,” as defined by a 70-point decrease in the Crohn’s Disease Activity Index, or CDAI, at week 10, was not met. In ENACT-2, the primary endpoint, which was met, was maintenance of response through six additional months of therapy. A loss of response was defined as a greater than 70 point increase in CDAI score and a total CDAI score above 220 or any rescue intervention. Through month six, there was a significant treatment difference of greater than 30% in favor of patients taking TYSABRI compared to those taking placebo. Twelve-month data from ENACT-2 showed a sustained and clinically significant response throughout 12 months of extended TYSABRI infusion therapy, confirming findings in patients who had previously shown a sustained response throughout six months. Maintenance of response was defined by a CDAI score of less than 220, and less than 70-point increase from baseline, in the absence of rescue intervention throughout the study. Response was maintained by 54% of patients treated with natalizumab compared to 20% of those treated with placebo (p0.001). In addition, 39% of patients on TYSABRI maintained clinical remission during the study period, versus 15% of those on placebo (p0.001). By the end of month six, 58% of patients treated with TYSABRI who had previously been treated with corticosteroids were able to withdraw from steroid therapy compared to 28% of placebo-treated patients.

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

TYSABRI in Oncology

We plan to initiate a Phase 1/2 study of TYSABRI in multiple myeloma in 2008.

FUMADERM

FUMADERM (dimethylfumarate and monoethylfumarate salts) was acquired with the purchase of Fumapharm in June 2006. In December 2006, we acquired the right to distribute FUMADERM in Germany from Fumedica effective May 1, 2007. FUMADERM acts as an immunomodulator and is approved in Germany for the treatment of severe psoriasis. In 2007 and 2006, sales of FUMADERM in Germany totaled $21.5 million and $9.5 million, respectively, which we recorded from the date of acquisition of Fumapharm. The product has been in commercial use in Germany for approximately eleven years and is the most prescribed oral systemic treatment for severe psoriasis in Germany.

Late-Stage Product Candidates

BG-12

BG-12, an oral fumarate derivative, is an immunomodulatory with a novel mechanism of action with a combination of neuroprotective and anti-inflammatory properties. We acquired BG-12 with the purchase of

Fumapharm in June 2006. We completed a Phase 2b clinical study of BG-12 in patients with relapsing-remitting MS in October 2005. In January 2006, we announced that this study had achieved its primary efficacy endpoint. Based on the results of the Phase 2 study, we announced that we initiated a Phase 3 program of BG-12 in relapsing remitting MS in January 2007. Fumapharm has also completed a small Phase 3 study in Germany of BG-12 in psoriasis.

Galiximab/(ANTI-CD80 Antibody)

The CD80 antigen is expressed on the surface of follicular and other lymphoma cells, and is also known as B7.1. In the fourth quarter of 2005, we completed a Phase 2a study designed to evaluate the anti-tumor activity of an anti-CD80 antibody, galiximab, that we developed using our Primatized® antibody technology in patients with relapsed non-Hodgkin’s lymphoma simultaneously receiving rituximab. In this study, the combination of the two antibodies was well tolerated, with observation of clinical responses in patients treated with higher doses. Based on the results of the Phase 2a study, we announced that we initiated a Phase 3 study of the antibody in relapsed non-Hodgkin’s lymphoma in combination with RITUXAN in January 2007. We anticipate initial data from a Cancer and Leukemia Group B trial using RITUXAN and galiximab combination therapy in previously untreated subjects with follicular non-Hodgkin’s lymphoma in 2008.

Lumiliximab/(ANTI-CD23 Antibody)

The CD23 antigen is expressed on the surface of mature B-cells and other immune system cells, and is also known as Fc epsilon RII. We have completed a Phase 2a study designed to evaluate the anti-tumor activity of an anti-CD23 antibody that we developed using our Primatized® antibody technology when administered in combination with FCR, a standard chemotherapy, in patients with relapsed chronic lymphocytic leukemia, or CLL. In this study, the combination of lumiliximab with FCR was well tolerated, with observation of a high proportion of clinical complete responses in patients. Based on the results of the Phase 2a study, we announced that we initiated a Phase 2/3 study evaluating lumiximab plus FCR versus FCR alone in relapsed or refractory CLL in January 2007, which could lead to approval of the antibody if the study meets its endpoints.

Ocrelizumab/(Humanized ANTI-CD20 Antibody)

The second generation anti-CD20 (ocrelizumab) is a humanized monoclonal antibody directed against the CD20 surface antigen on human B-cells, the same antigen that RITUXAN targets. Anti-CD20 antibodies work by binding to a particular protein (the CD20 antigen) on the surface of normal and malignant B-cells. From there, they recruit the body’s natural defenses to attack and kill the marked B-cells. Genentech, with which we collaborate on this product candidate, initiated three Phase 3 studies of ocrelizumab in rheumatoid arthritis in 2007, each targeting a separate patient group: those currently not on methotrexate, methotrexate inadequate responders and TNF inadequate responders. Genentech also initiated a Phase 3 study of ocrelizumab in SLE in the fourth quarter of 2007. We are currently in arbitration with Genentech as to whether Genentech has the right to develop collaboration products, including the second-generation humanized anti-CD20 molecule, without our approval. See “Item 3 — Legal Proceedings” for a description of that arbitration.

Lixivaptan

Lixivaptan is an oral compound for the potential treatment of hyponatremia. Cardiokine Biopharma LLC, with which we entered a collaboration in 2007, is planning a Phase 3 study of lixivaptan in congestive heart failure patients. Lixivaptan is a highly potent, non-peptide, selective V2 vasopressin receptor antagonist. It antagonizes the action of vasopressin (also known as antidiuretic hormone, ADH) on the V2 receptors in the kidney-collecting duct, causing water to be excreted from the kidney, without affecting sodium or other electrolytes. Based on this mechanism of action, lixivaptan shows promise in the treatment of disease states associated with water retention and electrolyte imbalance, including hyponatremia, which is the most common electrolyte disorder in clinical practice. Hyponatremia is recognized as an independent contributor to negative patient outcomes in many chronic diseases, most notably congestive heart failure, as well as cirrhosis and syndrome of inappropriate anti-diuretic hormone.

Pursuant to our 2007 collaboration, we made a $50 million upfront payment to Cardiokine Biopharma LLC and will make up to $170 million in additional milestone payments for successful development and global commercialization of lixivaptan, as well as royalties on commercial sales. We will be responsible for the global commercialization of lixivaptan, and Cardiokine Biopharma LLC has an option for limited copromotion in the United States.

Products We No Longer Sell

ZEVALIN

In December 2007, we sold the U.S. marketing, sales, manufacturing and development rights for ZEVALIN to Cell Therapeutics, Inc., or CTI, for an upfront purchase price of $10.0 million and up to an additional $20.0 million in milestone payments. In addition, we also will receive royalty payments on future sales of ZEVALIN. As part of the overall arrangement, we have entered into a contract with CTI to supply ZEVALIN product through 2014 and a related services and security agreement under which CTI has agreed to reimburse us for costs incurred in an ongoing randomized clinical trial for ZEVALIN with respect to aggressive non-Hodgkin’s lymphoma. The $10.0 million upfront payment will be recognized in our consolidated statement of income over the term of the supply agreement. The royalty payments and proceeds from the supply contract are not expected to be significant.

The ZEVALIN therapeutic regimen is a radioimmunotherapy and part of a regimen that is approved for the treatment of patients with relapsed or refractory low-grade, or follicular, B-cell NHL, including patients with RITUXAN relapsed or refractory NHL. The current label also includes transformed B-cell NHL although we have asked the FDA to remove that indication as we found the post-marketing commitment studies necessary for that indication to not be feasible. ZEVALIN is approved in the EU for the treatment of adult patients with CD20-positive follicular B-cell NHL who are refractory to or have relapsed following RITUXAN therapy.

In 2007, sales of ZEVALIN in the U.S. generated revenues of $13.9 million, until we sold all U.S. rights in the product in December 2007 to CTI, as compared to revenues of $16.4 million in 2006. We will continue to sell ZEVALIN to Bayer Schering Pharma AG for distribution in the EU, and receive royalty revenues from Schering AG on sales of ZEVALIN in the EU. Rest of world product sales for ZEVALIN in 2007 and 2006 were $3.0 and $1.4 million, respectively.

AMEVIVE

We sold all rights in AMEVIVE to Astellas Pharma US, Inc., or Astellas, in the second quarter of 2006. AMEVIVE is approved in the U.S. and other countries for the treatment of adult patients with moderate-to-severe chronic plaque psoriasis who are candidates for systemic therapy or phototherapy. Under the terms of the agreement with Astellas, we will continue to manufacture AMEVIVE and supply product to Astellas for a period of up to 11 years. Under the terms of the supply agreement, we charge Astellas fixed amounts based on volume. Such amounts will be recognized as corporate partner revenue and are not expected to be significant.

Our Other Research and Development Programs

We intend to continue to commit significant resources to research and development opportunities. We intend to focus our research and development efforts on finding novel therapeutics in areas of high unmet medical need. Our core focus areas are in oncology, neurology, immunology and cardiology, but our research and development efforts extend to additional therapeutic areas such as, for example, hemophilia. Our preclinical and early stage product candidates are as follows:

Development and/or
Marketing
Therapeutic Area	Product Candidate	Indication	Status	Collaborators

Oncology	Volociximab (M200)	Solid Tumors	Phase 2 in ovarian cancer	PDL BioPharma
Phase 1 planned in non small cell lung cancer

	CNF2024	Solid Tumors	Early Phase 2 in GI stromal tumors planned; Phase 1 studies in other solid tumors ongoing

	Natalizumab	Multiple Myeloma	Phase 2 planned	Elan

	RAF (BIIB024)	Solid Tumors	Preclinical	Sunesis Pharmaceuticals

	CNF3647	Solid Tumors	Preclinical

	Anti IGF-1R	Solid Tumors	Phase 1 planned

	Anti CRIPTO	Solid Tumors	Preclinical

Neurology	Daclizumab	Multiple Sclerosis	Phase 2	PDL BioPharma

	CDP-323	Multiple Sclerosis	Phase 2	UCB

	BIIB014	Early-stage Parkinson’s Disease	Phase 2a	Vernalis

		Late-stage Parkinson’s Disease	Phase 2a

	Neublastin	Neuropathic Pain	Preclinical

Autoimmune and Inflammatory Diseases	Baminercept-alfa, or LTβR-Fc or BG9924	Rheumatoid arthritis	Phase 2b in DMARD IR

Phase 2b in TNF IR

	Anti-TWEAK	Rheumatoid arthritis	Preclinical

	anti-CD40L Fab	Systemetic Lupus Erythematosus	Preclinical	UCB

Cardiovascular	ADENTRI®, or BG9928	Chronic congestive heart failure	Phase 2 planned
		Acute decompensating congestive failure	Phase 3 planned

	Aviptadil	Pulmonary arterial hypertension	Phase 2 planned	mondo Biotech

Emerging Therapeutic Areas	Long acting rFactor IX	Hemophilia	Phase 1/2a planned	Biovitrum

	Long acting rFactor VIII	Hemophilia	Preclinical	Biovitrum

Oncology

•	Volociximab (M200), a chimeric monoclonal antibody directed against alpha5 beta1 integrin, shown to inhibit the formation of new blood vessels necessary for tumor growth, in collaboration with PDL BioPharma, Inc., or PDL. We are conducting Phase 2 studies of volociximab in ovarian cancer and PDL is conducting a Phase 2 study of volociximab in non-small cell lung cancer. We and PDL outlicensed ophthalmic rights to volociximab to Ophthotech, Inc. in January 2008;

•	CNF2024, a totally synthetic, orally bioavailable heat shock protein 90 inhibitor, acquired with the purchase of Conforma Therapeutics Corporation, or Conforma, and a follow-on small molecule, CNF3647, directed against the same target but formulated for intravenous delivery. We are planning an early Phase 2 study of CNF 2024 in gastrointestinal stromal tumors and have ongoing Phase 1 studies in other solid tumors;

•	in collaboration with Sunesis Pharmaceuticals, RAF, or BIIB024, a small molecule pan-RAF kinase inhibitor formulated for oral delivery and directed against solid tumors;

•	Anti IGF-1R, or BIIB022, a human monoclonal antibody blocking IGF-1R signaling of Akt and/or RAS/RAF pathway intended for use in IGF-1 sensitive solid tumors for inhibition of tumor cell survival and/or proliferation;

•	a maytansinoid-conjugated monoclonal antibody directed against CRIPTO, a novel cell surface signaling molecule that is over-expressed in solid tumors;

Neurology

•	in collaboration with PDL, daclizumab, a humanized monoclonal antibody that binds to the IL-2 receptor on activated T cells, inhibiting the cascade of pro-inflammatory events contributing to organ transplant rejection and autoimmune and related diseases. One Phase 2 trial of daclizumab in combination with Interferon-β in MS (the CHOICE study) is complete. A second Phase 2 trial of daclizumab as monotherapy in MS (the SELECT study) is being planned;

•	in collaboration with UCB S.A., or UCB, CDP323, an orally active small molecule alpha-4 integrin inhibitor, which entered a Phase 2 study in relapsing-remitting MS in June 2007;

•	in collaboration with Vernalis plc, BIIB014, formerly V2006, the lead compound in Vernalis’ adenosine A2A receptor antagonist program, which targets Parkinson’s disease and other central nervous system disorders. We are conducting Phase 2a studies of BIIB014 in early and late-stage Parkinson’s disease;

•	Neublastin, a protein therapeutic in-licensed from NS Gene A/S, that appears to maintain the viability and physiology of peripheral sensory neurons. Neublastin has shown activity in animal models of neuropathic pain;

Autoimmune and Inflammatory Diseases

•	Baminercept-alfa, or LTβR-Fc or BG9924, a soluble form of the lymphotoxin beta receptor, which targets RA and other autoimmune diseases. We are conducting Phase 2b studies of this receptor in rheumatoid arthritis;

•	Anti-TWEAK, a neutralizing monoclonal antibody directed against cytokine tumor necrosis factor-like weak inducer of apoptosis, or cell death, which we believe will be beneficial in rheumatoid arthritis;

•	In collaboration with UCB, anti-CD40L Fab, a humanized anti-CD40L fragment antigen binding portion of an antibody, or Fab, which we believe will diminish pathogenic B cell activities in lupus;

Cardiovascular

•	ADENTRI, or BG9928, an adenosine receptor antagonist for congestive heart failure. We are planning a Phase 2 trial in chronic congestive heart failure with an oral formulation and a Phase 3 trial for acute decompensating congestive heart failure with an IV formulation;

•	Aviptadil, a peptide hormone in-licensed from mondoBIOTECH AG, or mondo, for pulmonary arterial hypertension. Mondo is planning a Phase 2 study of Aviptadil for us;

Emerging Therapeutic Areas

•	a long acting rFactor IX fusion protein acquired with the purchase of Syntonix Pharmaceuticals Inc., or Syntonix, for hemophilia B; and

•	a long acting rFactor VIII fusion protein acquired with the purchase of Syntonix for hemophilia A.

Research and Development Costs

For the years ended December 31, 2007, 2006, and 2005, our research and development costs were $925.2 million, $718.4 million, and $747.7 million, respectively. Additionally, in 2007, we incurred $84.2 million in charges associated with acquired in-process research and development in connection with the acquisition of Syntonix and our collaborations with Cardiokine Biopharma LLC and Neurimmune SubOne AG.

Principal Licensed Products

As described above, we receive royalties on sales of RITUXAN outside the U.S. as part of our collaboration with Genentech and royalties on sales of ZEVALIN outside the U.S. from Bayer Schering Pharma AG and will receive royalties on U.S. sales of ZEVALIN from CTI. We also receive royalties from sales by our licensees of a number of other products covered under patents that we control. For example:

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

Our trademarks RITUXAN and AVONEX are important to us and are generally covered by trademark applications or registrations owned or controlled by us in the U.S. Patent and Trademark Office and in other countries. We employ other trademarks in the conduct of our business under license by third parties, for example, we utilize the mark TYSABRI under license from Elan.

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

RITUXAN and Anti-CD20 Antibodies

We have several issued U.S. patents and U.S. patent applications, and numerous corresponding foreign counterparts directed to anti-CD20 antibody technology, including RITUXAN. We have also been granted patents covering RITUXAN by the European and Japanese Patent Offices. In the U.S. our principal patents covering the drugs or their uses expire between 2015 and 2018. With regard to the rest of the world, our principal patents covering the drug products expire in 2013 subject to potential patent term extensions in countries where such extensions are available. Our recently-granted patent in certain European countries claiming the treatment with anti-CD20 antibodies of certain auto-immune indications, including rheumatoid arthritis, has been opposed by numerous third parties. This opposition proceeding is likely to be protracted and its outcome is uncertain at this time.

In addition Genentech, our collaborative partner for RITUXAN, has secured an exclusive license to five U.S. patents and counterpart U.S. and foreign patent applications assigned to Xoma Corporation that relate to chimeric antibodies against the CD20 antigen. These patents expire between 2007 and 2014. Genentech has granted us a non-exclusive sublicense to make, have made, use and sell RITUXAN under these patents and patent applications. We, along with Genentech, share the cost of any royalties due to Xoma in the Genentech/Biogen Idec copromotion territory on sales of RITUXAN. In addition, we and our collaborator, Genentech, have filed numerous patent applications directed to anti-CD20 antibodies and their uses to treat various diseases. These pending patent applications have the potential of issuing as patents in the U.S. and abroad covering anti-CD20 antibody molecules for periods beyond that stated above for RITUXAN.

Recombinant Alpha Interferon

In 1979, we granted an exclusive worldwide license to Schering-Plough under our alpha interferon patents. Most of our alpha interferon patents have since expired, including expiration of patents in the U.S., Japan and all countries of Europe. Schering-Plough pays us royalty payments on U.S. sales of alpha interferon products under an interference settlement entered into in 1998. Under the terms of the interference settlement, Schering-Plough agreed to pay us royalties under certain patents to be issued to Roche and Genentech in consideration of our assignment to Schering-Plough of the alpha interferon patent application that had been the subject of a settled interference with respect to a Roche/Genentech patent. Schering-Plough entered into an agreement with Roche as part of settlement of the interference. The first of the Roche/Genentech patents was issued on November 19, 2002 and has a seventeen-year term. In 2007, we received notice that our pending patent application in Canada was allowable and paid the issue fee. We expect the patent to issue in 2008. Upon issuance of the patent, Schering-Plough will be obligated to pay us royalties on sales of alpha interferon products in Canada until expiration of the patent in 2025.

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

AVONEX

We continue to focus our marketing and sales activities on maximizing the potential of AVONEX in the U.S. and the EU in the face of increased competition. In the U.S., Canada, Brazil, Australia, Japan and most of the major countries of the EU, we use our own sales forces and marketing groups to market and sell AVONEX. In these countries, we distribute AVONEX principally through wholesale distributors of pharmaceutical products, mail order specialty distributors or shipping service providers. In countries outside the U.S., Canada, Brazil, Australia and the major countries of the EU, we sell AVONEX to distribution partners who are then responsible for most marketing and distribution activities.

TYSABRI

The party principally responsible for marketing TYSABRI depends upon the indication. For multiple sclerosis, we have the lead and we use our own sales force and marketing group to market TYSABRI in the U.S. and Europe. Elan has the lead in Crohn’s disease and uses their sales force and marketing group to market TYSABRI in the U.S. Elan distributes TYSABRI in the U.S. and we distribute TYSABRI in Europe.

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

RITUXAN is generally sold to wholesalers and specialty distributors and directly to hospital pharmacies. Genentech provides marketing support services for RITUXAN including customer service, order entry, shipping, billing, insurance verification assistance, managed care sales support, medical information and sales training. Under our agreement with Genentech, all U.S. sales of RITUXAN are recognized by Genentech and we record our share of the pretax copromotion profits on a quarterly basis.

FUMADERM

FUMADERM has been approved in Germany since 1994 for the treatment of severe psoriasis. FUMADERM is produced by Fumapharm, which we acquired in June 2006. In December 2006, we acquired the right to distribute FUMADERM in Germany from Fumedica effective May 1, 2007. Fumedica continued to distribute the product until that time. Effective May 1, 2007, we began to promote FUMADERM in Germany through Almirall, a third party service provider.

ZEVALIN

In December 2007, we sold the U.S. marketing, sales manufacturing and development rights to CTI. Under the terms of the sale, we have entered a contract with CTI to supply ZEVALIN product through 2014. In the EU, we sell ZEVALIN to Bayer Schering Pharma AG, our exclusive licensee for ZEVALIN outside the U.S.

AMEVIVE

We sold the rights in AMEVIVE to Astellas Pharma US, Inc. in the second quarter of 2006. Under the terms of the sale agreement with Astellas, we will continue to manufacture AMEVIVE and supply product to Astellas for a period of up to 11 years.

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

After a patent expiry for a product, an abbreviated process exists for approval of small molecule drugs in the U.S. that are comparable to existing products, also known as generics. In Europe, the EMEA has issued guidelines for approval, and the first biosimilars, or follow-on large molecule drugs, have been approved. It is possible that legislative and regulatory bodies in the U.S. may provide a similar abbreviated process for comparable biologic products. See “Regulatory — Regulation of Pharmaceuticals — Biosimilars.”

AVONEX AND TYSABRI

AVONEX, which generated $1.9 billion of worldwide revenues in 2007, and TYSABRI, which generated $230 million of worldwide revenues for us in 2007, both compete primarily with three other products:

•	REBIF (interferon-beta-1a), which is copromoted by EMD Serono (a subsidiary of Merck Serono) and Pfizer in the U.S. and sold by Merck Serono in Europe. REBIF generated worldwide revenues of approximately $1.5 billion in 2006.

•	BETASERON (interferon-beta-1b), sold by Bayer Healthcare Pharmaceuticals (the U.S. pharmaceuticals affiliate of Bayer Schering Pharma AG) in the U.S. and sold under the name BETAFERON® by Bayer Schering Pharma AG in the EU. BETASERON and BETAFERON together generated worldwide revenues of approximately $1.2 billion in 2006.

•	COPAXONE (glatiramer acetate), sold by Teva Neuroscience, Inc., or Teva, in the U.S. and copromoted by Teva and Sanofi-Aventis in Europe. COPAXONE generated worldwide revenues of approximately $1.4 billion in 2006.

Along with us, a number of companies are working to develop products to treat MS that may in the future compete with AVONEX and TYSABRI. Some of our current competitors are also working to develop alternative formulations for delivery of their products, which may in the future compete with AVONEX and TYSABRI.

AVONEX and TYSABRI also face competition from off-label uses of drugs approved for other indications.

RITUXAN— B-CELL NHLs

A number of other companies, including us, are working to develop products to treat B-cell NHLs and other forms of non-Hodgkin’s lymphoma that may ultimately compete with RITUXAN. Other potential competitors include Campath® (Berlex, Inc.), which is indicated for B-cell chronic lymphocytic leukemia (an unapproved use of RITUXAN), Velcade® (Millennium Pharmaceuticals, Inc.) which is indicated for multiple myeloma (an unapproved use of RITUXAN), Trianda® (Cephalon), and HuMax-CD20 (GenMab), which is in late-stage development for refractory CLL and NHL. In addition to the foregoing products, we are aware of other anti-CD20 molecules in development that, if successfully developed and registered, may compete with RITUXAN.

RITUXAN IN RA

RITUXAN, in combination with methotrexate, is approved for reducing signs and symptoms and to slow the progression of structural damage in adult patients with moderately-to-severely active RA who have had an inadequate response to one or more TNF antagonist therapies. RITUXAN will compete with several different types of therapies in the RA market, including:

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

Regulation of Pharmaceuticals

Before new pharmaceutical products may be sold in the U.S. and other countries, clinical trials of the products must be conducted and the results submitted to appropriate regulatory agencies for approval. Clinical trial programs must establish efficacy, determine an appropriate dose and regimen, and define the conditions for safe use, a high-risk process that requires stepwise clinical studies in which the candidate product must successfully meet predetermined endpoints. The results of the preclinical and clinical testing of a product are then submitted to the FDA in the form of a Biologics License Application, or BLA, or a New Drug Application, or NDA. In response to a BLA or NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines the application does not provide an adequate basis for approval. Similar submissions are required by authorities in other jurisdictions who independently assess the product and may reach the same or different conclusions. The receipt of regulatory approval often takes a number of years, involving the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. On occasion, regulatory authorities may require larger or additional studies, leading to unanticipated delay or expense. Even after initial FDA approval or approvals from other regulatory agencies have been obtained, further clinical trials may be required to provide additional data on safety and effectiveness and are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. The FDA may grant “accelerated approval” status to products that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments, but accelerated approval status does not ensure that FDA will ultimately approve the product. Under this pathway, the FDA may approve a product based on surrogate endpoints, or clinical endpoints other than survival or irreversible morbidity, or when the product is shown to be effective but can be safely used only if access to or distribution of the product is restricted. When approval is based on surrogate endpoints or clinical endpoints other than survival or morbidity, the sponsor will be required to conduct additional clinical studies to verify and describe clinical benefit. When accelerated approval requires restricted use or distribution, the sponsor may be required to establish rigorous systems to assure use of the product under safe conditions. These systems are usually referred to as Risk Minimization Action Plans, or RiskMAPs, or Risk Evaluation and Mitigation Strategies, or REMS. In addition, for all products approved under accelerated approval, sponsors must submit all copies of its promotional materials, including advertisements, to the FDA at least thirty days prior to their initial dissemination. The FDA may also withdraw approval under accelerated approval after a hearing if, for instance, post-marketing studies fail to verify any clinical benefit or it becomes clear that restrictions on the distribution of the product are inadequate to ensure its safe use. The BLA for TYSABRI in MS was initially approved under the accelerated approval pathway based on surrogate endpoints. A stringent restricted distribution program was also imposed.

The supplemental BLA for TYSABRI for second-line treatment of Crohn’s disease was approved by FDA on January 14, 2008. This product will be subject to the same stringent distribution restrictions as TYSABRI for MS.

We cannot be certain that the FDA will approve any products for the proposed indications whether under accelerated approval or another pathway. If the FDA approves products or new indications, the agency may require us to conduct additional post-marketing studies. If we fail to conduct the required studies or otherwise fail to comply with the conditions of accelerated approval, the FDA may take action to seek to withdraw that approval. Legislation has recently been passed in the U.S. to also provide the FDA with additional powers of sanction regarding non-completion of or non-compliance with certain post-marketing commitments, including RiskMAPs/REMS. In Europe, the EMEA has new powers of sanction for non-completion of post-marketing commitments. These range from a fine of 10% of global revenue to removal of the product from the market.

Regulatory authorities track information on side effects and adverse events reported during clinical studies and after marketing approval. Non-compliance with FDA safety reporting requirements may result in FDA regulatory action that may include civil action or criminal penalties. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal or suspension of the product from the market. For example, in February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and informed physicians that they should suspend dosing of TYSABRI until further notification. In addition, we suspended dosing in clinical studies of TYSABRI in MS, Crohn’s disease and RA. These decisions were based on reports of two cases of PML, a rare and frequently fatal, demyelinating disease of the central nervous system, that occurred in patients treated with TYSABRI in clinical studies. See “Our Products and Late Stage Product Candidates — Approved Indications and Ongoing Development — TYSABRI.” Any adverse event, either before or after marketing approval, could result in product liability claims against us. See the sections of “Item 1A — Risk Factors” entitled “Our near terms success depends on the market acceptance and successful sales growth of TYSABRI” and “Pending and future product liability claims may adversely affect our business and our reputation.”

Furthermore, recently enacted legislation provides the FDA with expanded authority over drug products after approval. This legislation enhances the FDA’s authority with respect to post-marketing safety surveillance, including, among other things, the authority to require additional post-approval studies or clinical trials and mandate label changes as a result of safety findings. These requirements may affect our ability to maintain marketing approval of our products or require us to make significant expenditures to obtain or maintain such approvals.

If we seek to make certain changes to an approved product, such as adding a new indication, making certain manufacturing changes, or changing manufacturers or suppliers of certain ingredients or components, we will need review and approval of regulatory authorities, including FDA and EMEA, before the changes can be implemented.

Orphan Drug Act.  Under the U.S. Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting a BLA or NDA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are publicly disclosed by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years following marketing approval, except in certain very limited circumstances, such as if the later product is shown to be clinically superior to the orphan product.

Biosimilars.  Most of our marketed products, including AVONEX, RITUXAN and TYSABRI, are licensed under the Public Health Service Act as biological products. Unlike small molecule drugs, which are subject to the generic drug provisions (Hatch-Waxman Act) of the U.S. Food, Drug, and Cosmetic Act, as described below, there currently is no process in the U.S. for the submission or approval of biological products based upon abbreviated data packages or a showing of sameness to another approved product. There is public dialogue at FDA and in the Congress, however, regarding the scientific and statutory basis upon which such products, known as biosimilars or follow-on biologics, could be approved and marketed in the U.S. We cannot be certain when, or if, Congress will create a statutory pathway for the approval of biosimilars. We cannot predict what impact, if any, the approval of biosimilars would have on the sales of our products.

In Europe, however, the EMEA has issued guidelines for approval of biological products through an abbreviated pathway, and the first biosimilars have been approved. If a biosimilar version of one of our products were approved in Europe, it could have a negative effect on sales of that product.

Small molecule generics.  We are developing small molecule products. If development is successful, these products may be approved as drugs under the U.S. Food, Drug, and Cosmetic Act. Under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Act, Congress created two pathways for FDA review and approval of “generic” versions of pioneer small molecule drug products. The first is the abbreviated new drug application, or ANDA, a type of application in which approval is based on a showing of “sameness” to an already approved drug product. An ANDA need not contain full reports of safety and effectiveness, but rather must demonstrate that a proposed product is “the same as” a reference brand-name product. An ANDA applicant is also required to demonstrate the “bioequivalence” of its product to the reference product. The second pathway is a 505(b)(2) application, or an NDA in which one or more of the investigations relied upon by the applicant for approval was not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigation was conducted. A 505(b)(2) applicant must provide the FDA with any additional clinical data necessary to demonstrate the safety and effectiveness of the product with the proposed change(s).

The Hatch-Waxman Act also provides for the restoration of a portion of the patent term lost during small molecule product development. In addition, the statute establishes a complex set of processes for notifying sponsors of pioneer products of ANDA and 505(b)(2) applications that may infringe patents and to permit sponsors of pioneer drugs an opportunity to pursue patent litigation prior to FDA approval of the generic product. The Hatch-Waxman Act also awards non-patent marketing exclusivities to qualifying pioneer drug products. For example, the first applicant to gain approval of an NDA for a product that contains an active ingredient not found in any other approved product is awarded five years of “new chemical entity” marketing exclusivity. Where this exclusivity is awarded, the FDA is prohibited , with some exception, from accepting any ANDAs or 505(b)(2) applications during the five-year period. The Hatch-Waxman Act also provides three years of marketing exclusivity for the approval of NDAs, 505(b)(2) applications, and supplements, where those applications contain the results of new clinical investigations (other than bioavailability studies) essential to the FDA’s approval of the applications. Three-year exclusivity prohibits the final FDA approval of ANDAs or 505(b)(2) applications for products with the specific changes associated with those clinical investigations. It does not necessarily prohibit the FDA from approving an ANDA or 505(b)(2) application for a product containing the same active ingredient. For example, if clinical investigations supported a new indication, three-year exclusivity would not block FDA approval of an ANDA or 505(b)(2) application for a product where the new indication has been carved out or omitted from the label.

Good manufacturing practices.  The FDA, the EMEA and other regulatory agencies regulate and inspect equipment, facilities, and processes used in the manufacturing of pharmaceutical and biologic products prior to approving a product. If, after receiving clearance from regulatory agencies, a company makes a material change in manufacturing equipment, location, or process, additional regulatory review and approval may be required. We also must adhere to current Good Manufacturing Practices, or cGMP, and product-specific regulations enforced by the FDA following product approval. The FDA, the EMEA and other regulatory agencies also conduct regular, periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. If, as a result of these inspections, it is determined that our equipment, facilities, or processes do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal, or administrative sanctions and/or remedies against us, including the suspension of our manufacturing operations.

In addition, the FDA regulates all advertising and promotion activities for products under its jurisdiction both prior to and after approval. A company can make only those claims relating to safety and efficacy that are approved by the FDA. Physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties, and often reflect a physician’s belief that the off-label use is the best treatment for the patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA regulations do impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, and the full range of civil and criminal penalties available to the FDA.

Regulation Outside the U.S.

In the EU, Canada, and Australia, regulatory requirements and approval processes are similar in principle to those in the U.S. depending on the type of drug for which approval is sought. There are currently three potential tracks for marketing approval in EU countries: mutual recognition, decentralized procedures, and centralized procedures. These review mechanisms may ultimately lead to approval in all EU countries, but each method grants all participating countries some decision-making authority in product approval.

Sales, Marketing and Product Pricing

In the U.S., the federal government regularly considers reforming health care coverage and costs. For example, reforms to Medicare have reduced the reimbursement rates for many of our products. Effective January 1, 2005, Medicare pays physicians and suppliers that furnish our products under a payment methodology using average sales price, or ASP, information. Manufacturers, including us, are required to provide ASP information to the Centers for Medicare and Medicaid Services on a quarterly basis. The manufacturer submitted information is used to compute Medicare payment rates, which are set at ASP plus 6 percent, updated quarterly. There is a mechanism for comparison of such payment rates to widely available market prices, which could cause further decreases in Medicare payment rates, although this mechanism has yet to be utilized. Effective January 1, 2006, Medicare began to use the same ASP plus 6 percent payment methodology to determine Medicare rates paid for products furnished by hospital outpatient departments. As of January 1, 2008, the reimbursement rate in the hospital outpatient setting will be ASP plus 5 percent. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation and for each day in which the misrepresentation was applied.

Another payment reform is the addition of an expanded prescription drug benefit for all Medicare beneficiaries known as Medicare Part D. This is a voluntary benefit that is being implemented through private plans under contractual arrangements with the federal government. Like pharmaceutical coverage through private health insurance, Part D plans establish formularies that govern the drugs and biologicals that will be offered and the out- of-pocket obligations for such products. In addition, plans are expected to negotiate discounts from drug manufacturers and pass on some of those savings to Medicare beneficiaries.

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

We also participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under multiple subsequent amendments of that law. Sections 6001, 6002, and 6003 of the Deficit Reduction Act of 2005, or DRA, made significant changes to the Medicaid prescription drug provisions of the Social Security Act. These changes include, but are not limited to, revising the definition of average manufacturer price, or AMP, establishing an obligation to report AMP on a monthly basis, in addition to a quarterly basis, establishing a new formula for calculating Federal upper limits, or FULs, requiring rebates for certain physician-administered drugs, and clarifying rebate liability for authorized generic drugs. Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid. The amount of the rebate for each product is set by law as the larger of, 15.1% of AMP or the difference between AMP and the best price available from us to any commercial or non-governmental customer. The rebate amount must be adjusted upward where the AMP for a product’s first full quarter of sales, when adjusted for increases in the CPI-U, or Consumer Price Index — Urban, exceeds the AMP for the current quarter with the upward adjustment equal to the excess amount. The rebate amount is required to be recomputed each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare and Medicaid Services. The terms of our participation in the program imposes a requirement for us to report revisions to AMP or best price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. In addition, if we were found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties in the amount not to exceed $100,000 per item of false information in addition to other penalties available to the government.

The availability of federal funds to pay for our products under the Medicaid and Medicare Part B programs requires that we extend discounts under the 340B/PHS drug pricing program. The 340B/PHS drug pricing program extends discounts to a variety of community health clinics and other entities that receive health services grants from the PHS, as well as hospitals that serve a disproportionate share of poor Medicare beneficiaries.

We also make our products available for purchase by authorized users of the Federal Supply Schedule, or FSS, of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs. Under the Veterans Health Care Act of 1992, or the VHC Act, we are required to offer deeply discounted FSS contract pricing to four Federal agencies — the Department of Veterans Affairs, the Department of Defense, the Coast Guard and the Public Health Service (including the Indian Health Service) — for federal funding to be made available for reimbursement of any of our products under the Medicaid program and for our products to be eligible to be purchased by those four Federal agencies and certain Federal grantees. FSS pricing to those four Federal agencies must be equal to or less than the “Federal Ceiling Price,” which is, at a minimum, 24% off the Non-Federal Average Manufacturer Price, or “Non-FAMP”, for the prior fiscal year. In addition, if we are found to have knowingly submitted false information to the government, the VHC provides for civil monetary penalties of not to exceed $100,000 per false item of information in addition to other penalties available to the government.

We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege or convict us of violating these laws, our business could be harmed. In addition, there is an ability for private individuals to bring similar actions. See the section of “Item 1A — Risk Factors” entitled “If we fail to comply with the extensive legal and regulatory requirements affecting the healthcare industry, we could face increased costs, penalties and a loss of business.” For a description of litigation in this area in which we are currently involved, see “Item 3 — Legal Proceedings.”

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

Other Regulations

Foreign Corrupt Practices Act.  We are also subject to the U.S. Foreign Corrupt Practices Act which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

NIH Guidelines.  We conduct relevant research at all of our research facilities in the U.S. in compliance with the current U.S. National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules, or the NIH Guidelines, and all other applicable federal and state regulations. By local ordinance, we are required to, among other things, comply with the NIH Guidelines in relation to our facilities in Cambridge, Massachusetts, and San Diego, California, and are required to operate pursuant to certain permits.

Other Laws.  Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work are or may be applicable to our activities. Certain agreements entered into by us involving exclusive license rights may be subject to national or supranational antitrust regulatory control, the effect of which also cannot be predicted. The extent of government regulation, which might result from future legislation or administrative action, cannot accurately be predicted.

Manufacturing and Raw Materials

We currently produce all of our bulk AVONEX, as well as AMEVIVE on a contract basis for Astellas, at our manufacturing facilities located in Research Triangle Park, North Carolina and Cambridge, Massachusetts. We currently produce TYSABRI at our Research Triangle Park facility. We supply the commercial requirements of the antibody for ZEVALIN on a contract basis for Cell Therapeutics, Inc. We have moved the manufacturing of ZEVALIN to our manufacturing facilities in Cambridge, Massachusetts and are awaiting FDA approval of the production of the antibody at that facility. Genentech is responsible for all worldwide manufacturing activities for bulk RITUXAN and has sourced the manufacturing of certain bulk RITUXAN requirements to an independent third party. We manufacture clinical products in Research Triangle Park, North Carolina and Cambridge, Massachusetts. We use a third party to manufacture the active pharmaceutical ingredient of FUMADERM and another third party to further process that to produce the FUMADERM pill.

We are constructing a large-scale biologic manufacturing facility in Hillerod, Denmark to be used to manufacture TYSABRI and other products in our pipeline. The first phase is complete and included the construction of an administrative building, a laboratory, a labeling and packaging facility and a facility to provide utilities to the Hillerod campus. The administrative building was in use in 2006, and the label and packaging facility and lab facility were placed into service in the first quarter of 2007. In addition, a large-scale manufacturing facility was partially constructed during this phase and major equipment was installed. The utilities facility has been in partial use since the first quarter of 2007. The second phase of the project, which we commenced in January 2007, involves the completion and fit out of the large-scale manufacturing facility and construction of a warehouse. The utilities facility is expected to be in full use upon completion of the second phase. The large scale manufacturing facility is expected to be ready for commercial production in 2009. See “Item 1A — Risk Factors” entitled “We have made a significant investment in constructing a manufacturing facility the success of which depends upon the completion and licensing of the facility and continued demand for our products.”

We source all of our fill-finish and the majority of final product storage operations for our products, along with a substantial part of our packaging operations, to a concentrated group of third party contractors. Many of the raw materials and supplies required for the production of AVONEX, TYSABRI, ZEVALIN and AMEVIVE are available from various suppliers in quantities adequate to meet our needs. However, due to the unique nature of the production of our products, we do have several single source providers of raw materials. We make efforts to qualify new vendors and to develop contingency plans so that production is not impacted by short-term issues associated with single source providers. Each of our third party service providers, suppliers and manufacturers are subject to continuing inspection by the FDA or comparable agencies in other jurisdictions. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products, including as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection, could significantly impair our ability to sell our products. See the sections of “Item 1A — Risk Factors” entitled “Problems with manufacturing or with inventory planning could result in our inability to deliver products, inventory shortages or surpluses, product recalls and increased costs”, “We rely on third parties to provide services in connection with the manufacture of our products and, in some instances, the manufacture of the product itself,” and “If we fail to meet the stringent requirements of governmental regulation in the manufacture of our products, we could incur substantial remedial costs and a reduction in sales.”

We believe that our existing manufacturing facilities and outside sources will allow us to meet our near-term and long-term manufacturing needs for our current commercial products and our other products currently in clinical trials. Our existing licensed manufacturing facilities operate under multiple licenses from the FDA, regulatory authorities in the EU and other regulatory authorities. For a discussion of risks related to our ability to meet our manufacturing needs for our commercial products and our other products currently in clinical trials, see the sections of “Item 1A — Risk Factors” entitled “Problems with manufacturing or with inventory planning could result in our inability to deliver products, inventory shortages or surpluses, product recalls and increased costs”, “We rely on third parties to provide services in connection with the manufacture of our products and, in some instances, the manufacture of the product itself,” and “If we fail to meet the stringent requirements of governmental regulation in the manufacture of our products, we could incur substantial remedial costs and a reduction in sales.”

Additional manufacturing facilities and outside sources may be required to meet our long-term research, development and commercial production needs.

Our Employees

As of December 31, 2007, we had approximately 4,300 employees.

Our Executive Officers

The following is a list of our executive officers, their ages as of February 14, 2008 and their principal positions.

Name	Age	Position

James C. Mullen	49	Chief Executive Officer and President
Cecil B. Pickett, Ph.D.	62	President, Research and Development
Paul J. Clancy	46	Executive Vice President, Finance and Chief Financial Officer
Susan H. Alexander, Esq.	51	Executive Vice President, General Counsel and Corporate Secretary
John M. Dunn, Esq.	55	Executive Vice President, New Ventures
Robert A. Hamm	56	Executive Vice President, Pharmaceutical Operations & Technology
Hans Peter Hasler	52	Executive Vice President, Global Neurology, Head of International
Faheem Hasnain	49	Executive Vice President, Oncology/Rheumatology Strategic Business Unit
Michael F. MacLean	42	Senior Vice President, Chief Accounting Officer and Controller
Craig Eric Schneier, Ph.D.	60	Executive Vice President, Human Resources, Public Affairs and Communications
Mark C. Wiggins	52	Executive Vice President, Corporate and Business Development

Reference to “our” or “us” in the following descriptions of the background of our executive officers include Biogen Idec and IDEC Pharmaceuticals Corporation.

James C. Mullen is our Chief Executive Officer and President and is a director, and has served in these positions since the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation, or the merger, in November 2003. Mr. Mullen was formerly Chairman of the Board and Chief Executive Officer of Biogen, Inc. He was named Chairman of the Board of Directors of Biogen, Inc. in July 2002, after being named President and Chief Executive Officer of Biogen, Inc. in June 2000. Mr. Mullen joined Biogen, Inc. in 1989 as Director, Facilities and Engineering. He was named Biogen, Inc.’s Vice President, Operations, in 1992. From 1996 to 1999, Mr. Mullen served as Vice President, International, with responsibility for building all Biogen, Inc. operations outside North America. From 1984 to 1988, Mr. Mullen held various positions at SmithKline Beckman Corporation (now GlaxoSmithKline plc). Mr. Mullen is a member of the board of directors and executive committee of the Biotechnology Industry Organization, or BIO, and is a former chairman of the board of BIO. Mr. Mullen is also a director of PerkinElmer, Inc.

Cecil B. Pickett Ph.D. is our President, Research and Development and has served in that position since September 2006 and has served as one of our directors since September 2006. Prior to joining Biogen Idec, he was President, Schering-Plough Research Institute from March 2002 to September 2006, and before that he was Executive VP of Discovery Research at Schering-Plough Corporation from September 1993 to March 2002. Mr. Pickett is a member of the Institute of Medicine of the National Academy of Sciences.

Paul J. Clancy is our Executive Vice President, Finance and Chief Financial Officer and has served in that position since August 2007. Mr. Clancy joined Biogen Idec in 2001, and has held several senior executive positions, including Vice President of Business Planning, Portfolio Management and U.S. Marketing, and Senior Vice President of Finance with responsibilities for leading the Treasury, Tax, Investor Relations and Business Planning groups. Prior to joining Biogen Idec, he spent 13 years at PepsiCo, serving in a range of financial and general management positions.

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

Robert A. Hamm is our Executive Vice President, Pharmaceutical Operations & Technology, and has served in that position since October 2007. Previously, Mr. Hamm served as Senior Vice President, Neurology Strategic Business Unit from January 2006 to October 2007; Senior Vice President, Immunology Business Unit from the merger in November 2003 until January 2006; and in the same capacity with Biogen, Inc. from November 2002 to November 2003. Before that, he served as Senior Vice President — Europe, Africa, Canada and Middle East from October 2001 to November 2002. Prior to that, Mr. Hamm served as Vice President — Sales and Marketing of Biogen, Inc. from October 2000 to October 2001. Mr. Hamm previously served as Vice President — Manufacturing from June 1999 to October 2000, Director, Northern Europe and Distributors from November 1996 until June 1999 and Associate Director, Logistics from April 1994 until November 1996. From 1987 until April 1994, Mr. Hamm held a variety of management positions at Syntex Laboratories Corporation, including Director of Operations and New Product Planning, and Manager of Materials, Logistics and Contract Manufacturing. Mr. Hamm is a director of Inhibitex, Inc.

Hans Peter Hasler has served as our Executive Vice President, Global Neurology, Head of International since October 2007 and has managed our international business since the merger. He previously served as Senior Vice President, Head of International from November 2003 to October 2007. He served as Executive Vice President — International of Biogen, Inc. from July 2003 until the merger, and joined Biogen, Inc as Executive Vice President — Commercial Operations in August 2001. Mr. Hasler joined Biogen, Inc. from Wyeth-Ayerst Pharmaceuticals, Inc., an affiliate of American Home Products, Inc. (AHP), where he served as Senior Vice President, Head of Global Strategic Marketing from 1998 to 2001. Mr. Hasler was a member of the Wyeth/AHP Executive Committee and was chairman of the Commercial Council. From 1993 to 1998, Mr. Hasler served in a variety of senior management capacities for Wyeth-Ayerst Pharmaceuticals, including Managing Director of Wyeth Group, Germany, and General Manager of AHP/Wyeth in Switzerland and Central Eastern Europe. Prior to joining Wyeth-Ayerst Pharmaceuticals, Mr. Hasler served as the Head of Pharma Division at Abbott AG. Mr. Hasler is a member of the Board of Directors of Orexo AB and Santhera Pharmaceuticals.

Faheem Hasnain has served as our Executive Vice President, Oncology/Rheumatology Strategic Business Unit since October 2007. Prior to that, Mr. Hasnain served as Senior Vice President, Oncology Rheumatology Strategic Business Unit from February 2007 to October 2007 and as Senior Vice President, Oncology Strategic Business Unit from October 2004 to February 2007. Prior to that, Mr. Hasnain served as President, Oncology Therapeutics Network at Bristol-Myers Squibb from March 2002 to September 2004. From January 2001 to February 2002, Mr. Hasnain served as Vice President, Global eBusiness at GlaxoSmithKline and prior to 2000 served in key commercial and entrepreneurial roles within GlaxoSmithKline and its predecessor organizations, spanning global eBusiness, international commercial operations, sales and marketing.

Michael F. MacLean is our Senior Vice President, Chief Accounting Officer and Controller and has served in that position since December 2006. Mr. MacLean joined us in October 2006 as Senior Vice President. Prior to joining us, Mr. MacLean was a managing director of Huron Consulting, where he provided support regarding financial reporting to management and boards of directors of Fortune 500 companies. From June 2002 to October 2005, Mr. MacLean was a partner at KPMG and he was a partner of Arthur Andersen LLP from September 1999 to May 2002.

Craig Eric Schneier, Ph.D.  is our Executive Vice President, Human Resources, Public Affairs and Communications and has served in that position since October 2007. Prior to that he was Executive Vice President, Human Resources from November 2003 to October 2007. Dr. Schneier served as Executive Vice President, Human Resources of Biogen, Inc., a position he held from January 2003 until the merger. He joined Biogen, Inc. in 2001 as Senior Vice President, Strategic Organization Design and Effectiveness, after having served as an external consultant to us for eight years. Prior to joining Biogen, Inc., Dr. Schneier was president of his own management consulting firm in Princeton, NJ, where he provided consulting services to over 70 of the Fortune 100 companies, as well as several of the largest European and Asian firms. Dr. Schneier held a tenured professorship at the University of Maryland’s Smith School of Business and has held teaching positions at the business schools of the University of Michigan, Columbia University, and at the Tuck School of Business, Dartmouth College.

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

We are substantially dependent on revenues from our two principal products

Our current and future revenues depend substantially upon continued sales of our two principal products, AVONEX and RITUXAN, which represented approximately 88% of our total revenues in 2007. Any significant negative developments relating to these two products, such as safety or efficacy issues, the introduction or greater acceptance of competing products (including greater than anticipated substitution of TYSABRI for AVONEX) or adverse regulatory or legislative developments, would have a material adverse effect on our results of operations. Although we have developed and continue to develop additional products for commercial introduction, we expect to be substantially dependent on sales from these two products for many years. A decline in sales from either of these two products would adversely affect our business.

Our near-term success depends on the market acceptance and successful sales growth of TYSABRI

A substantial portion of our growth in the near-term is dependent on anticipated sales of TYSABRI. TYSABRI is expected to diversify our product offerings and revenues, and to drive additional revenue growth over the next several years. If we are not successful in growing sales of TYSABRI, that would result in a significant reduction in diversification and expected revenues, and adversely affect our business.

Achievement of anticipated sales growth of TYSABRI will depend upon its acceptance by the medical community and patients, which cannot be certain given the significant restrictions on use and the significant safety warnings in the label. Additional cases of the known side effect PML at a higher rate than indicated in the prescribing information, or the occurrence of other unexpected side effects could harm acceptance and limit TYSABRI sales. Any significant lack of acceptance of TYSABRI by the medical community or patients would materially and adversely affect our growth and our plans for the future.

As a relatively new entrant to a maturing MS market, TYSABRI sales may be more sensitive to additional new competing products. A number of such products are expected to be approved for use in MS in the coming years. If these products have a similar or more attractive overall profile in terms of efficacy, convenience and safety, future sales of TYSABRI could be limited.

Our business could be negatively affected as a result of a threatened proxy fight and other actions of activist shareholders

We recently received a notice from Icahn Partners and certain of its affiliates nominating three individuals for election to our Board of Directors at the 2008 annual meeting and proposing to amend our bylaws to set the number of directors at twelve. If a proxy contest results from this notice, our business could be adversely affected because:

•	Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•	Perceived uncertainties as to our future direction may result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and may make it more difficult to retain business partners; and

•	If individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan.

These actions could cause our stock price to experience periods of volatility.

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

Conducting clinical trials is a complex, time-consuming and expensive process. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors including protocol design, regulatory and institutional review board approval, the rate of patient enrollment in clinical trials, and compliance with extensive current good clinical practice requirements. We have recently opened clinical sites and are enrolling patients in a number of new countries where our experience is more limited, and we are in many cases using the services of third-party contract clinical trial providers. If we fail to adequately manage the design, execution and regulatory aspects of our large, complex and diverse clinical trials, our studies and ultimately our regulatory approvals may be delayed or we may fail to gain approval for our product candidates altogether.

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

If we fail to compete effectively, our business and market position would suffer

The biotechnology and pharmaceutical industry is intensely competitive. We compete in the marketing and sale of our products, the development of new products and processes, the acquisition of rights to new products with commercial potential and the hiring and retention of personnel. We compete with biotechnology and pharmaceutical companies that have a greater number of products on the market, greater financial and other resources and other technological or competitive advantages. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business, will not benefit from significantly greater sales and marketing capabilities, or will not develop products that are accepted more widely than ours. The introduction of alternatives to our products that offer advantages in efficacy, safety or ease of use could negatively affect our revenues and reduce the value of our product development efforts. In addition, potential governmental action in the future could provide a means for competition from developers of follow-on biologics, which could compete on price and differentiation with products that we now or could in the future market.

In addition to competing directly with products that are marketed by substantial pharmaceutical competitors, AVONEX, RITUXAN and TYSABRI also face competition from off-label uses of drugs approved for other indications. Some of our current competitors are also working to develop alternative formulations for delivery of their products, which may in the future compete with ours.

We depend on collaborators for both product and royalty revenue and the clinical development of future collaboration products, which are outside of our full control

Collaborations between companies on products or programs are a common business practice in the biotechnology industry. Out-licensing typically allows a partner to collect up front payments and future milestone payments, share the costs of clinical development and risk of failure at various points, and access sales and marketing infrastructure and expertise in exchange for certain financial rights to the product or program going to the in-licensing partner. In addition, the obligation of in-licensees to pay royalties or share profits generally terminates upon expiration of the related patents. We have a number of collaborators and partners, and have both in-licensed and out-licensed several products and programs. These collaborations include several risks:

•	we are not fully in control of the royalty or profit sharing revenues we receive from collaborators, and we cannot be certain of the timing or potential impact of factors including patent expirations, pricing or health care reforms, other legal and regulatory developments, failure of our partners to comply with applicable laws and regulatory requirements, the introduction of competitive products, and new indication approvals which may affect the sales of collaboration products;

•	where we copromote and co-market products with our collaboration partners, any failure on their part to comply with applicable laws in the sale and marketing of our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings; and

•	collaborations often require the parties to cooperate, and failure to do so effectively could have an impact on product sales by our collaborators and partners, as well as an impact on the clinical development of shared products or programs under joint control.

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

In the U.S., at both the federal and state levels, the government regularly proposes legislation to reform healthcare and its cost, any of which may impact our ability to successfully commercialize our products. In the last few years, there have been a number of legislative changes that have affected the reimbursement for our products, including, but not limited to, the Medicare Prescription Drug Improvement and Modernization Act of 2003 and most recently, the Deficit Reduction Act of 2005. The Deficit Reduction Act made significant changes to the Medicaid prescription drug provisions of the Social Security Act, including changes that impose the monthly reporting of price information and that may have an impact on the Medicaid rebates we pay. In addition, states may more aggressively seek Medicaid rebates as a result of legislation enacted in 2006, which rebate activity could adversely affect our results of operations.

Pricing pressures in the U.S. may increase as a result of the Medicare Prescription Drug Improvement and Modernization Act of 2003. Managed care organizations as well as Medicaid and other government health administration authorities continue to seek price discounts. Government efforts to reduce Medicaid expenses may continue to increase the use of managed care organizations. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products. In addition, some states have implemented and other states are considering price controls or patient-access constraints under the Medicaid program and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid eligible. Other matters also could be the subject of U.S. federal or state legislative or regulatory action that could adversely affect our business, including the importation of prescription drugs that are marketed outside the U.S. and sold at lower prices as a result of drug price limitations imposed by the governments of various foreign countries.

We encounter similar regulatory and legislative issues in most other countries. In the EU and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. This international patchwork of price regulations may lead to inconsistent prices. Within the EU and other countries, some third party trade in our products occurs from markets with lower prices thereby undermining our sales in some markets with higher prices. Additionally, certain countries reference the prices in other countries where our products are marketed. Thus, inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets. This may create the opportunity for the third party cross border trade previously mentioned or our decision not to sell the product thus affecting our geographic expansion plans.

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

The enactment in the U.S. of the Medicare Prescription Drug Improvement and Modernization Act of 2003, possible legislation which could ease the entry of competing follow-on biologics in the marketplace, and importation of lower-cost competing drugs from other jurisdictions are examples of changes and possible changes in laws that could adversely affect our business. In addition, the Food and Drug Administration Amendments Act of 2007 included new authorization for the FDA to require post-market safety monitoring, along with a clinical trials registry, and expanded authority for FDA to impose civil monetary penalties on companies that fail to meet certain commitments.

If we fail to comply with the extensive legal and regulatory requirements affecting the healthcare industry, we could face increased costs, penalties and a loss of business

Our activities, including the sale and marketing of our products, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. Pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, causing false claims to be submitted for government reimbursement as well as antitrust violations, or other violations related to environmental matters. Violations of governmental regulation may be punishable by criminal and civil sanctions, including fines and civil monetary penalties and exclusion from participation in government programs. In addition to penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business.

The federal Medicare/Medicaid anti-kickback law prohibits payments intended to induce any entity either to purchase, order, or arrange for or recommend the purchase of healthcare products or services paid for under federal health care programs. There are similar laws in a number of states. These laws constrain the sales, marketing and other promotional activities of manufacturers of drugs and biologics, such as us, by limiting the kinds of financial arrangements, including sales programs, with hospitals, physicians, and other potential purchasers of drugs and biologics. Other federal and state laws generally prohibit individuals or entities from knowingly presenting, or causing to be presented, claims for payment from federal health care programs, including Medicare, Medicaid, or other third party payors that are false or fraudulent, or are for items or services that were not provided as claimed. Anti-kickback and false claims laws prescribe civil and criminal penalties for noncompliance that can be substantial, including the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid).

Problems with manufacturing or with inventory planning could result in our inability to deliver products, inventory shortages or surpluses, product recalls and increased costs

We manufacture and expect to continue to manufacture our own commercial requirements of bulk AVONEX and TYSABRI. Our products are difficult to manufacture and problems in our manufacturing processes can occur. Our inability to successfully manufacture bulk product and to obtain and maintain regulatory approvals of our manufacturing facilities would harm our ability to produce timely sufficient quantities of commercial supplies of AVONEX and TYSABRI to meet demand. Problems with manufacturing processes could result in product defects or manufacturing failures that could require us to delay shipment of products or recall or withdraw products previously shipped, which could result in inventory write-offs and impair our ability to expand into new markets or supply products in existing markets. In the past, we have had to write down and incur other charges and expenses for products that failed to meet specifications. Similar charges may occur in the future. In addition, lower than expected demand for our products, including suspension of sales, or a change in product mix may result in less than optimal utilization of our manufacturing facilities and lower inventory turnover, which could result in abnormal manufacturing variance charges, facility impairment charges and charges for excess and obsolete inventory.

We rely solely on our manufacturing facility in Research Triangle Park, North Carolina, or RTP, for the production of TYSABRI. We plan on applying to the FDA and EMEA for approval of a production process, known as a second generation high-titer process, which yields much higher concentrations of TYSABRI than the process we currently use. If we do not obtain approval for that process, to meet anticipated demand for TYSABRI, we would need to increase our capital spending to add capacity at our RTP manufacturing facility and at the Hillerod, Denmark facility we are completing. Such an increase in capital spending would affect our business, cash position and results of operations.

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

We also source all of our fill-finish and the majority of our final product storage operations, along with a substantial portion of our packaging operations of the components used with our products, to a concentrated group of third party contractors. The manufacture of products and product components, fill-finish, packaging and storage of our products require successful coordination among us and multiple third party providers. Our inability to coordinate these efforts, the lack of capacity available at a third party contractor or any other problems with the operations of these third party contractors could require us to delay shipment of saleable products, recall products previously shipped or impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share, diminish our profitability and damage our reputation. Any third party we use to fill-finish, package or store our products to be sold in the U.S. must be licensed by the FDA. As a result, alternative third party providers may not be readily available on a timely basis.

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

We have made a significant investment in constructing a manufacturing facility the success of which depends upon the completion and licensing of the facility and continued demand for our products

We are building a large-scale biologic manufacturing facility in Hillerod, Denmark, in which we have invested approximately $300 million. We anticipate that the facility will be ready for commercial production in 2009. If we fail to manage the project, or other unforeseen events occur, we may incur additional costs to complete the project. Depending on the timing of the completion and licensing of the facility, and our other estimates and assumptions regarding future product sales, the carrying value of all or part of the manufacturing facility or other assets may not be fully recoverable and could result in the recognition of an impairment in the carrying value at the time that such effects are identified. The recognition of impairment in the carrying value, if any, could have a material and adverse affect on our results of operations. For example, if the anticipated demand for TYSABRI does not materialize, the carrying values of our Hillerod, Denmark facility could be impaired, which would negatively impact our results of operations.

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

Our sales and operations are subject to the risks of doing business internationally

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

A portion of our business is conducted in currencies other than our reporting currency, the U.S. dollar. We recognize foreign currency gains or losses arising from our operations in the period in which we incur those gains or losses. As a result, currency fluctuations among the U.S. dollar and the currencies in which we do business will affect our operating results, often in unpredictable ways.

Our operating results are subject to significant fluctuations

Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the timing of charges and expenses that we may take. In recent periods, for instance, we have recorded charges that include:

•	acquired in-process research and development at the time we make an acquisition;

•	impairments that we are required to take with respect to investments;

•	impairments that we are required to take with respect to fixed assets, including those that are recorded in connection with the sale of fixed assets;

•	Inventory write-downs for failed quality specifications, charges for excess and/or obsolete inventory and charges for inventory write downs relating to product suspensions; and

•	the cost of restructurings.

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

If we are unable to adequately protect and enforce our intellectual property rights, our competitors may take advantage of our development efforts or our acquired technology

We have filed numerous patent applications in the U.S. and various other countries seeking protection of inventions originating from our research and development, including a number of our processes and products. Patents have been issued on many of these applications. We have also obtained rights to various patents and patent applications under licenses with third parties, which provide for the payment of royalties by us. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. Our patents may not afford us substantial protection or commercial benefit. Similarly, our pending patent applications or patent applications licensed from third parties may not ultimately be granted as patents and we may not prevail if patents that have been issued to us are challenged in court. In addition, pending legislation to reform the patent system could also reduce our ability to enforce our patents. We do not know when, or if, changes to the U.S. patent system will become law. If we are unable to protect our intellectual property rights and prevent others from exploiting our inventions, we will not derive the benefit from them that we currently expect.

If our products infringe the intellectual property rights of others, we may incur damages and be required to incur the expense of obtaining a license

A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Competitors may have filed applications for, or have been issued patents and may obtain additional patents and proprietary rights that may relate to products or processes competitive with or similar to our products and processes. Moreover, the patent laws of the U.S. and foreign countries are distinct and decisions as to patenting, validity of patents and infringement of patents may be resolved differently in different countries. In general, we obtain licenses to third party patents that we deem necessary or desirable for the manufacture, use and sale of our products. We are currently unable to assess the extent to which we may wish or be required to acquire rights under such patents and the availability and cost of acquiring such rights, or whether a license to such patents will be available on acceptable terms or at all. There may be patents in the U.S. or in foreign countries or patents issued in the future that are unavailable to license on acceptable terms. Our inability to obtain such licenses may hinder our ability to manufacture and market our products.

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

There has been, and we expect that there may continue to be, significant litigation in the industry regarding patents and other intellectual property rights. Litigation and administrative proceedings concerning patents and other intellectual property rights may be protracted, expensive and distracting to management. Competitors may sue us as a way of delaying the introduction of our products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time consuming and could harm our business. We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope and/or noninfringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights, or, conversely, hinder our ability to manufacture and market our products.

Pending and future product liability claims may adversely affect our business and our reputation

The administration of drugs in humans, whether in clinical studies or commercially, carries the inherent risk of product liability claims whether or not the drugs are actually the cause of an injury. Our products or product candidates may cause, or may appear to have caused, injury or dangerous drug interactions, and we may not learn about or understand those effects until the product or product candidate has been administered to patients for a prolonged period of time. For example, lawsuits have been filed by patients who have had serious adverse events while using TYSABRI, and we may face lawsuits with other product liability and related claims by patients treated with TYSABRI or other products.

We cannot predict with certainty the eventual outcome of any pending or future litigation. We may not be successful in defending ourselves in the litigation and, as a result, our business could be materially harmed. These lawsuits may result in large judgments or settlements against us, any of which could have a negative effect on our financial condition and business. Additionally, lawsuits can be expensive to defend, whether or not they have merit, and the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in managing our business.

We have recently incurred substantial indebtedness that could adversely affect our business and limit our ability to plan for or respond to changes in our business

We have recently incurred a substantial amount of indebtedness and we may also incur additional debt in the future. This indebtedness could have significant consequences to our business, for example, it could:

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

Our business involves environmental risks, which include the cost of compliance and the risk of contamination or injury

Our business and the business of several of our strategic partners, including Genentech and Elan, involve the controlled use of hazardous materials, chemicals, biologics and radioactive compounds. Biologics manufacturing is extremely susceptible to product loss due to contamination, material equipment failure, or vendor or operator error. Although we believe that our safety procedures for handling and disposing of such materials comply with state and federal standards, there will always be the risk of accidental contamination or injury. In addition, microbial or viral contamination may cause the closure of a manufacturing facility for an extended period of time. By law, radioactive materials may only be disposed of at state-approved facilities. We currently store radioactive materials from our California laboratory on-site because the approval of a disposal site in California for all California-based companies has been delayed indefinitely. If and when a disposal site is approved, we may incur substantial costs related to the disposal of these materials. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages and penalties that could harm our business. Biologics manufacturing also requires permits from government agencies for water supply and wastewater discharge. If we do not obtain appropriate permits, or permits for sufficient quantities of water and wastewater, we could incur significant costs and limits on our manufacturing volumes that could harm our business.

Our investments in marketable securities are significant and are subject to market, interest and credit risk that may reduce their value

We maintain a significant portfolio of investments in marketable securities. Our earnings may be adversely affected by changes in the value of this portfolio. In particular, the value of our investments may be adversely affected by increases in interest rates, downgrades in the corporate bonds included in the portfolio and by other factors which may result in other than temporary declines in value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio.

We may incur liabilities to tax authorities in excess of amounts that have been accrued

The preparation of our financial statements requires estimates of the amount of tax that will become payable in each of the jurisdictions in which we operate. Accordingly, we determine our estimated liability for federal, state and local taxes (in the U.S.) and in many overseas jurisdictions. Our previous tax filings may be challenged by any of these taxing authorities and, in the event that we are not able to defend our position, we may incur unanticipated liabilities and such amounts could be significant. The jurisdictions in which we are subject to taxation may enact or change laws that would adversely impact the rate at which we are taxed in future periods. Such actions could result in an additional income tax provision.

Several aspects of our corporate governance and our collaboration agreements may discourage a third party from attempting to acquire us

Several factors might discourage a takeover attempt that could be viewed as beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example:

•	we are subject to Section 203 of the Delaware General Corporation Law, which provides that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in Section 203;

•	our stockholder rights plan is designed to cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors;

•	our board of directors has the authority to issue, without a vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of common stock;

•	our collaboration agreement with Elan provides Elan with the option to buy the rights to TYSABRI in the event that we undergo a change of control, which may limit our attractiveness to potential acquirers;

•	our amended and restated collaboration agreement with Genentech provides that, in the event we undergo a change of control, within 90 days Genentech may present an offer to us to purchase our rights to RITUXAN. Recently, in an arbitration proceeding brought by Biogen Idec relating to the collaboration agreement, Genentech alleged for the first time that the November 2003 transaction in which Idec acquired Biogen and became Biogen Idec constituted such a change of control, an assertion with which we strongly disagree. It is our position that the Biogen Idec merger did not constitute a change of control under our agreement with

Genentech and that, even if it did, Genentech’s rights under the change of control provision have long since expired. We intend to vigorously assert our position if Genentech persists in making this claim. If the arbitrators decide this issue in favor of Genentech, or if a change of control were to occur in the future and Genentech were to present an offer for the RITUXAN rights, we must either accept Genentech’s offer or purchase Genentech’s rights to RITUXAN on the same terms as its offer. If Genentech presents such an offer, then they will be deemed concurrently to have exercised a right, in exchange for a share in the operating profits or net sales in the U.S. of any other anti-CD 20 products developed under the agreement, to purchase our interest in each such product.

•	our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year; and

•	advance notice is required for nomination of candidates for election as a director and for proposals to be brought before an annual meeting of stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Cambridge, Massachusetts and Surrounding Area

Our principal executive offices are located in Cambridge, Massachusetts. In Cambridge, we own approximately 510,000 square feet of real estate space, consisting of a 250,000 square foot building that houses research laboratory, office spaces and a cogeneration plant; and an approximately 260,000 square foot building that contains research, development and quality laboratories. We also have development options for an additional 170,000 square feet in Cambridge. We lease a total of approximately 440,000 square feet, consisting of additional office and manufacturing space, in all or part of five other buildings in Cambridge. In addition, we lease approximately 36,000 square feet of warehouse space in Somerville, Massachusetts, approximately 105,000 square feet of office space in Wellesley, Massachusetts, and approximately 25,000 square feet of office and lab space in Waltham, Massachusetts. The lease expiration dates for our leased sites in Massachusetts range from 2008 to 2015.

San Diego and Oceanside, California

In San Diego, California, we own approximately 43 acres of land upon which we have our oncology research and development campus. The campus consists of five interconnected buildings, which primarily contain laboratory and office space, totaling approximately 350,000 square feet. In July 2007, we sold two parcels of undeveloped property in Oceanside, California, totaling approximately 28 acres of land.

Research Triangle Park, North Carolina

In Research Triangle Park, North Carolina, we own approximately 530,000 square feet of real estate space. This includes a 108,000 square foot biologics manufacturing facility, a 232,000 square foot large scale manufacturing plant, a second large-scale purification facility of 42,000 square feet, and a 150,000 square foot laboratory office building. We manufacture bulk AVONEX and TYSABRI at this facility. We plan to use this facility to manufacture other products in our pipeline and to meet any obligation to manufacture AMEVIVE resulting from our sale of that product to Astellas. We are continuing further upgrades in Research Triangle Park with ongoing construction of several projects to increase our manufacturing flexibility. In addition, we lease approximately 44,000 square feet of office space in Durham, North Carolina.

International

We lease space in Zug, Switzerland, our international headquarters, the United Kingdom, Germany, Austria, France, Belgium, Netherlands, Spain, Portugal, Czech Republic, Slovenia, Slovak Republic, Denmark, Sweden, Finland, Norway, Japan, India, China, Australia, New Zealand, Brazil and Canada. In addition, we own approximately 60 acres of property in Hillerod, Denmark. We are constructing a large-scale biologic manufacturing facility in Hillerod, Denmark to be used to manufacture TYSABRI and other products in our pipeline. An administrative building, label and packaging facility and lab facility are currently in use. For a discussion of our plans for the Hillerod, Denmark large-scale manufacturing facility, see “Manufacturing and Raw Materials.”

Item 3.	Legal Proceedings

On March 2, 2005, we, along with William H. Rastetter, our former Executive Chairman, and James C. Mullen, our Chief Executive Officer, were named as defendants in a purported class action lawsuit, captioned Brown v. Biogen Idec Inc., et al. (“Brown”), filed in the U.S. District Court for the District of Massachusetts (the “Court”). The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between February 18, 2004 and February 25, 2005. The plaintiff alleges that the defendants made materially false and misleading statements regarding potentially serious side effects of TYSABRI in order to gain accelerated approval from the FDA for the product’s distribution and sale. The plaintiff alleges that these materially false and misleading statements harmed the purported class by artificially inflating our stock price during the purported class period and that our insiders benefited personally from the inflated price by selling our stock. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. Substantially similar actions, captioned Grill v. Biogen Idec Inc., et al. and Lobel v. Biogen Idec Inc., et al., were filed on March 10, 2005 and

April 21, 2005, respectively, in the same court by other purported class representatives. Those actions have been consolidated with the Brown case. On October 13, 2006, the plaintiffs filed an amended consolidated complaint which, among other amendments to the allegations, adds as defendants Peter N. Kellogg, our former Chief Financial Officer, William R. Rohn, our former Chief Operating Officer, Burt A. Adelman, our former Executive Vice President, Portfolio Strategy, and Thomas J. Bucknum, our former General Counsel. On September 14, 2007, the District Court Judge entered an Order allowing the Motions to Dismiss of all defendants. On October 15, 2007, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the First Circuit. Plaintiff filed its principal brief on appeal on February 6, 2008. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and intend to vigorously defend the case.

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

On September 7, 2006, a New York State court granted in part and denied in part Biogen Idec’s motion to dismiss the County of Erie complaint. On April 2, 2007, the defendants’ joint motion to dismiss the original Consolidated Complaint and the County of Nassau’s second amended complaint were granted in part, but certain claims against Biogen Idec remained. Biogen Idec’s individual motion to dismiss these complaints remains pending. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to these complaints and intend to vigorously defend the case.

Along with several other major pharmaceutical and biotechnology companies, we were also named as a defendant in a lawsuit filed by the Attorney General of Arizona. The lawsuit was filed in the Superior Court of the State of Arizona and transferred to the MDL proceedings. The complaint, as amended on March 13, 2007, is brought on behalf of Arizona consumers and other payors for drugs, and alleges that the defendants violated the state consumer fraud statute by fraudulently reporting the Average Wholesale Price for certain drugs covered by various private and public insurance mechanisms and by marketing these drugs to providers based on the providers’ ability to collect inflated payments from third-party payors. Motions to dismiss the complaint have not yet been filed and briefed. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and intend to vigorously defend the case.

On January 6, 2006, we were served with a lawsuit, captioned United States of America ex rel. Paul P. McDermott v. Genentech, Inc. and Biogen Idec, Inc., filed in the United States District Court of the District of Maine (“Court”). The lawsuit was filed under seal on July 29, 2005 by a former employee of our co-defendant Genentech pursuant to the False Claims Act, 31 U.S.C. section 3729 et. seq. On December 20, 2005, the U.S. government elected not to intervene, and the complaint was subsequently unsealed and served. On April 4, 2006, the plaintiff filed his first amended complaint alleging, among other things, that we directly solicited physicians and their staff members to illegally market off-label uses of RITUXAN for treating rheumatoid arthritis, provided illegal kickbacks to physicians to promote off-label uses, trained our employees in methods of avoiding the detection of these off-label sales and marketing activities, formed a network of employees whose assigned duties involved off-label promotion of RITUXAN, intended and caused the off-label promotion of RITUXAN to result in the submission of false claims to the government, and conspired with Genentech to defraud the government. The plaintiff seeks entry of judgment on behalf of the United States of America against the defendants, an award to the plaintiff as relator, and all costs, expenses, attorneys’ fees, interest and other appropriate relief. On July 24, 2007, the District Court granted Biogen Idec’s motion to dismiss on the grounds that the Court lacks subject matter jurisdiction, the complaint fails to state a claim and the claims were not pleaded with particularity. Certain of plaintiff’s claims against Genentech are still pending. On August 14, 2007, the plaintiff filed a motion requesting that the Court allow the plaintiff to file an interlocutory appeal of the granting of Biogen Idec’s motion to dismiss. The court denied the motion on October 22, 2007. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and intend to vigorously defend the case.

On June 17, 2006, Biogen Idec filed a Demand for Arbitration against Genentech, Inc. with the American Arbitration Association (“AAA”), which was amended on December 5, 2006 and January 29, 2008. Biogen Idec alleges that Genentech breached the parties’ Amended and Restated Collaboration Agreement dated June 19, 2003 (the “Collaboration Agreement”), by failing to honor Biogen Idec’s contractual right to participate in strategic decisions affecting the parties’ joint development and commercialization of certain pharmaceutical products, including humanized anti-CD20 antibodies. Genentech filed an Answering Statement in response to Biogen Idec’s Demand in which Genentech denied that it had breached the Collaboration Agreement and alleged that Biogen Idec had breached the Collaboration Agreement. Genentech also asserted for the first time that the November 2003 transaction in which Idec acquired Biogen and became Biogen Idec was a change of control under the Collaboration Agreement, a position with which we disagree strongly. It is our position that the Biogen Idec merger did not constitute a change of control under the Collaboration Agreement and that, even if it did, Genentech’s rights under the change of control provision, which must be asserted within 90 days of the change of control event, have long since expired. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to Genentech’s allegations in the arbitration and intend to vigorously defend against these allegations.

On September 12, 2006, the Massachusetts Department of Revenue (“DOR”) issued a notice of assessment against Biogen Idec MA, Inc. for $38.9 million of corporate excise tax for the 2001, 2002 and 2003 tax years, which includes associated interest and penalties. On December 6, 2006, we filed an abatement application with the DOR, seeking abatements for 2001-2003. The abatement application was denied on July 24, 2007. On July 25, 2007, we filed a petition with the Massachusetts Appellate Tax Board, seeking abatements of corporate excise tax for the 2001-2003 tax years and adjustments in certain credits and credit carryforwards for the 2001-2003 years. Issues before the Board include the computation of Biogen MA’s sales factor for 2001-2003, computation of Biogen MA’s research credits for those same years, and the availability of deductions for certain expenses and partnership flow-

through items. We intend to contest this matter vigorously. We believe that the assessment does not impact the level of liabilities for income tax contingencies.

On August 10, 2004, Classen Immunotherapies, Inc. filed suit against us, GlaxoSmithKline, Chiron Corporation, Merck & Co., Inc., and Kaiser-Permanente, Inc. in the U.S. District Court for the District of Maryland contending that we induced infringement of U.S. Patent Nos, 6,420,139, 6,638,739, 5,728,383, and 5,723,283, all of which are directed to various methods of immunization or determination of immunization schedules. All Counts asserted against us by Classen were dismissed by the Court upon various motions filed by the Parties. In early December 2006, Classen filed its initial appeal brief with the United States Court of Appeals for the Federal Circuit. On March 7, 2007, we filed our brief in response. The Court of Appeals held oral argument on August 8, 2007. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and intend to vigorously defend the case.

On January 30, 2007, the Estate of Thaddeus Leoniak commenced a civil lawsuit in the Court of Common Pleas, Philadelphia County, Pennsylvania, against Biogen Idec, the Fox Chase Cancer Center and three physicians. The complaint alleges that Thaddeus Leoniak died as a result of taking the drug ZEVALIN, and seeks to hold Biogen Idec strictly liable for placing an allegedly “unreasonably dangerous” product in the stream of commerce without proper warnings. The complaint also seeks to hold us liable for alleged negligence in the design, manufacture, advertising, marketing, promoting, distributing, supplying and selling of ZEVALIN. The lawsuit seeks damages for pecuniary losses suffered by the decedent’s survivors and for compensatory damages for decedent’s pain and suffering, loss of earnings and deprivation of normal activities, all in an amount “in excess of $50,000.” On January 31, 2007, the Plaintiff’s counsel demanded $7.0 million to settle the lawsuit. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and intend to vigorously defend the case.

In addition, we are involved in product liability claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these additional claims and proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on The NASDAQ Stock Market under the symbol “BIIB.” The following table shows the high and low sales price for our common stock as reported by The NASDAQ Stock Market for each quarter in the years ended December 31, 2007 and 2006.

	Common Stock Price
	2007		2006
	High	Low	High	Low

First Quarter	$52.45	$42.86	$50.72	$43.03
Second Quarter	53.96	43.43	48.97	42.52
Third Quarter	69.00	53.24	47.46	40.24
Fourth Quarter	84.75	53.65	52.72	43.49

Holders

As of February 8, 2008, there were approximately 2,912 stockholders of record of our common stock. In addition, as of February 8, 2008, 452 stockholders of record of Biogen, Inc. common stock have yet to exchange their shares of Biogen, Inc. common stock for our common stock as contemplated by the merger of Biogen, Inc. and Idec Pharmaceuticals Corporation, or the Merger.

Dividends

We have not paid cash dividends since our inception. We currently intend to retain all earnings, if any, for use in the expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference from the section entitled “Equity Compensation Plan Information” in the proxy statement for our 2008 Annual Meeting of Stockholders.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

A summary of issuer repurchase activity for 2007 is as follows:

Issuer Purchases of Equity Securities

				Total Number of
				Shares Purchased as	Number of Shares
	Total Number of		Average Price Paid	Part of Publicly	that may yet be
	Shares Purchased		per Share	Announced Program	Purchased under Our
Period	(#)		($)	(#)(a)(c)	Program (#)

March 2007	8,041	(b)	$44.99	—	20,000,000
April 2007	747	(b)	$44.91	—	20,000,000
July 2007	56,424,155	(c)	$53.00	—	20,000,000
	1,231	(b)	$54.76	—	20,000,000
September 2007	12,897	(b)	$66.53	—	20,000,000

Total(c)	56,447,071		$53.00	—	20,000,000

(a)	On October 13, 2006 the Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. No purchases have been made under this authorization. The repurchased stock will provide us with authorized shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program does not have an expiration date. We publicly announced the repurchase program in our press release dated October 31, 2006, which was furnished to the SEC as Exhibit 99.1 of our current report on Form 8-K filed on October 31, 2006.

(b)	All of these shares are shares that were used by certain employees to pay the exercise price of their stock options in lieu of paying cash or utilizing our cashless option exercise program.

(c)	As more fully described in Note 20, Tender Offer, in the accompanying notes to consolidated financial statements in Part IV of this report on Form 10-K, in July 2007 we consummated a tender offer announced on May 29, 2007 whereby we repurchased 56,424,155 shares of our common stock at a price of $53.00 per share.

Item 6.	Selected Consolidated Financial Data

The following financial data should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K, beginning on page F-1.

BIOGEN IDEC INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Years Ended December 31,
	2007 (6),(7)	2006 (4),(5)	2005 (3)	2004	2003 (1),(2)
	(In millions, except per share amounts)

Product revenues	$2,136.8	$1,781.3	$1,617.0	$1,486.4	$171.6
Revenue from unconsolidated joint business	926.1	810.9	708.9	615.7	493.0
Other revenues	108.7	90.8	96.6	109.5	14.6
Total revenues	3,171.6	2,683.0	2,422.5	2,211.6	679.2
Total costs and expenses	2,391.8	2,243.0	2,186.5	2,168.1	1,548.9
Income (loss) before income tax expense (benefit) and cumulative effect of accounting change	910.6	492.2	256.2	64.1	(880.6)
Income (loss) before cumulative effect of accounting change	638.2	213.7	160.7	25.1	(875.1)
Cumulative effect of accounting change, net of income tax	—	3.8	—	—	—
Net income (loss)	638.2	217.5	160.7	25.1	(875.1)
Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	1.99	0.62	0.47	0.07	(4.92)
Cumulative effect of accounting change, net of income tax	—	0.01	—	—	—

Diluted earnings (loss) per share	$1.99	$0.63	$0.47	$0.07	$(4.92)

Shares used in calculating diluted earnings (loss) per share	320.2	345.3	346.2	343.5	178.0
Cash, cash equivalents and marketable securities	$2,115.8	$2,314.9	$2,055.1	$2,167.6	$2,338.3
Total assets	8,628.8	8,552.8	8,381.7	9,165.8	9,503.9
Notes payable, less current portion	51.8	96.7	43.4	101.9	887.3
Shareholders’ equity	5,534.3	7,149.8	6,905.9	6,826.4	7,053.3

(1)	Included in costs and expenses in 2003 is a charge of $823.0 million for in-process research and development related to the Merger.

(2)	The results of operations of Biogen, Inc. were included from November 12, 2003, the date of the Merger.

(3)	Included in costs and expenses in 2005 is a charge of $118.1 million related to facility impairment charges.

(4)	Included in costs and expenses in 2006 is a charge of $330.5 million for in-process research and development and a net gain of $6.1 million on the settlement of license agreements associated with Fumapharm AG, or Fumapharm, and Fumedica GmbH, or Fumedica.

(5)	In connection with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payments, or SFAS 123(R), we recorded the cumulative effect of an accounting change of $3.8 million, net, as of January 1, 2006.

(6)	Included in costs and expenses in 2007 is a charge of $18.4 million for in-process research and development related to the acquisition of Syntonix, Inc., and $64.3 million related to our collaborations with Cardiokine Biopharma LLC and Neurimmune SubOne AG, which we consolidated under FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46(R). The $64.3 million was offset by an equal amount of minority interest, resulting in no net impact to the results of the operations.

(7)	In July 2007, we purchased 56,424,155 shares of our common stock pursuant to a tender offer. We funded the transaction through existing cash and cash equivalents of $1,490.5 million and a short term loan of $1,500.0 million.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially from those reflected in our forward-looking statements. You can identify our forward-looking statements by our use of words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. You also can identify them by the fact that they do not relate strictly to historical or current facts. Reference is made in particular to forward-looking statements regarding the anticipated level of future product sales, royalty revenues, expenses and profits, regulatory approvals, our long-term growth, the development and marketing of additional products, the impact of competitive products, the anticipated outcome of pending or anticipated litigation and patent-related proceedings, our ability to meet our manufacturing needs, the value of investments in certain marketable securities, liquidity and capital resources and our plans to spend additional capital on external business development and research opportunities. Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed in Item 1A in the section entitled “Risk Factors” in Part I of this report and elsewhere in this report. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K, beginning on page F-1.

Executive Summary

Biogen Idec Inc. was formed in 2003 upon the acquisition of Biogen, Inc. by IDEC Pharmaceuticals Corporation in a merger transaction, or the Merger. We are a global biotechnology company that creates new standards of care in therapeutic areas of high unmet medical needs. We have two licensed biological bulk-manufacturing facilities, including our large-scale manufacturing plant in Research Triangle Park, NC, which is one of the world’s largest cell culture facilities. An additional large-scale manufacturing plant is under construction in Hillerød, Denmark. We maintain research centers of excellence in San Diego, CA and Cambridge, MA. We have additional offices in Canada, Brazil, Australia, Japan and throughout Europe, including our international headquarters in Zug, Switzerland and operate a global distribution network, which covers over 70 countries. We currently employ approximately 4,300 people worldwide.

Results for the year ended December 31, 2007 included total revenue of $3,171.6 million, net income of $638.2 million and diluted net income per share of $1.99. These results reflect an increase in revenue primarily attributable to the continued growth in TYSABRI revenue, an increase in RITUXAN revenues from our unconsolidated joint business arrangement as well as the impact of price increases on our AVONEX product. The effect of the increase in revenue was partially offset by an increase in research and development expense due to new and existing clinical trials and other projects and an increase in selling, general and administrative expense related to increased personnel to support ongoing TYSABRI and AVONEX sales.

In January 2008, we received notice from Icahn Partners LP and certain of its affiliates for the nomination of three individuals to our Board of Directors at the Company’s 2008 Annual Meeting. The notice also includes a proposal to amend the our bylaws to set the size of the Board at 12. Our Board of Directors will review the notice and consider it in light of the best interests of all shareholders of the Company.

In October 2007, we announced that our Board of Directors had authorized management to evaluate whether third parties would have an interest in acquiring us at a price and on terms that would represent a better value for our stockholders than having us continue to execute our strategy on a stand-alone basis. In December 2007, we announced that the board of directors had completed this evaluation, it resulted in no definitive offers to acquire the company and we will continue as an independent company.

In November 2007, we entered into an agreement with Neurimmune SubOne AG, or Neurimmune, for the worldwide development and commercialization of human antibodies for the treatment of Alzheimer’s disease (AD). Neurimmune will conduct research to identify potential therapeutic antibodies and we will be responsible for the development and commercialization of all products. Under the terms of the agreement, we paid a $2.0 million upfront payment and could pay up to an additional $378.0 million if certain milestones are met, as well as a royalty on net sales of any products.

In August 2007, an agreement with Cardiokine Biopharma LLC became effective for the joint development of lixivaptan, an oral compound for the potential treatment of hyponatremia in patients with congestive heart failure. We will be responsible for the global commercialization of lixivaptan and Cardiokine Biopharma LLC has an option for limited co-promotion in the United States. Under the terms of the agreement, we paid a $50.0 million upfront fee and could pay up to an additional $170.0 million if certain milestones are met.

In July 2007, we completed a tender offer in which we purchased 56,424,155 shares of our common stock for a purchase price of $2,990.5 million. We funded the transaction in July 2007 through existing cash and cash equivalents of $1,490.5 million and by obtaining a short-term loan for $1,500.0 million. We retired all of these shares in July 2007.

In January 2007, we completed the acquisition of 100% of the stock of Syntonix Pharmaceuticals, Inc. for total initial consideration of $44.4 million and contingent payments of up to $124.4 million, if certain milestones are achieved.

Marketed Products

We currently have four products:

•	AVONEX® (interferon beta-1a);

•	RITUXAN® (rituximab);

•	TYSABRI® (natalizumab);

•	FUMADERM® (dimethylfumarate and monoethylfumarate salts)

In December 2007, we sold the U.S. marketing, sales, and manufacturing and development right of ZEVALIN® to Cell Therapeutics, Inc., or CTI, for an upfront purchase price of $10.0 million and up to an additional $20.0 million in milestone payments. In addition, we will receive royalty payments on future sales of ZEVALIN. As part of the overall agreement, we entered into a supply agreement with CTI to sell ZEVALIN product through 2014 and a related services and security agreement under which CTI has agreed to reimburse us for costs incurred in an ongoing randomized clinical trial for ZEVALIN with respect to aggressive non-Hodgkin’s lymphoma, or NHL. The $10.0 million upfront payment will be recognized in our results of operations over the term of the supply agreement.

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

Most of our revenues are currently dependent on AVONEX, TYSABRI, and RITUXAN. In the near term, we are dependent on the continued sales growth of TYSABRI to grow our overall revenues. In the longer term, our revenue growth is dependent on the successful clinical development, regulatory approval and launch of current pipeline products and other in-licensed or acquired products and programs.

Continued growth of global AVONEX sales is primarily dependent on maintaining AVONEX’s position as the most prescribed multiple sclerosis, or MS, therapy in the U.S. and growing AVONEX market share outside the U.S. In both the U.S. and globally, we face increasing competition in the MS market from currently marketed products and future products in late stage development. We continue to generate data showing AVONEX to be an effective and safe choice for MS patients and physicians.

The majority of RITUXAN sales are currently from use in the oncology setting. We believe there is additional room for RITUXAN sales growth in the immunology setting, where RITUXAN is currently indicated for patients with Rheumatoid Arthritis, or RA, with inadequate response to anti-tumor necrosis factor therapies, or TNF-IR RA patients. Additional immunology indications for RITUXAN that we are investigating include earlier stage RA patients with inadequate response to disease-modifying anti-rheumatic drugs, or DMARD-IR patients, MS and lupus.

In July 2006, we began to ship TYSABRI in the U.S. in connection with the re-introduction and internationally for the first time. TYSABRI sales are currently for use in the relapsing remitting MS setting. Growth in TYSABRI revenue will be dependent on the generation of a larger and longer term safety database as well as continued acceptance by physicians and MS patients. In January 2008, the FDA approved TYSABRI as a treatment of certain patients with Crohn’s disease.

Clinical Studies

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and exploring the utility of our existing products in treating disorders beyond those currently approved in their respective labels. For 2008, we expect to continue to incur significant levels of research and development expenditures. We have a number of pipeline products in late stage clinical trials, including over 15 pipeline products in Phase 2 or Phase 3 trials. Pipeline products for which we have entered or initiated Phase 3 trials include:

•	BG-12 for relapsing forms of MS;

•	Galiximab for NHL; and

•	RITUXAN for a number of indications, including chronic lymphocytic leukemia, RA, primary progressive MS and lupus nephritis.

In addition to the expense associated with these late stage trials, other pipeline products are in ongoing or are expected to enter proof of concept trials in 2008.

Business Development

As part of our business strategy, we plan to consider and, as appropriate, make acquisitions of other businesses, products, product rights or technologies. Our cash reserves and other liquid assets may be inadequate to consummate such acquisitions and develop such products and/or technologies, and it may be necessary for us to raise substantial additional funds in the future to complete future transactions. In addition, as a result of our acquisition efforts, we may experience significant charges to earnings for merger and related expenses that may include transaction costs, closure costs or acquired in-process research and development charges.

Other

We may experience significant fluctuations in quarterly results, primarily based on the level and timing of:

•	product revenues;

•	cost of product sales;

•	collaboration revenues;

•	cost of clinical trials, regulatory approvals and product approvals;

•	marketing and other expenses;

•	manufacturing or supply disruptions; and

•	costs associated with the operations of recently-acquired businesses and technologies.

We expect to use our cash, cash equivalents and marketable securities for working capital and general corporate purposes, including the acquisition of businesses, products, product rights or technologies, as well as potential repayment of short-term debt. At this time, we cannot accurately predict the effect of certain developments on the rate of future revenue growth, such as the degree of market acceptance, the impact of competition, the effectiveness of our sales and marketing efforts and the outcome of our current efforts to develop, receive approval for and successfully launch our near-term product candidates.

Results of Operations

Revenues

Revenues were as follows (in millions):

	Year Ended December 31,
	2007		2006		2005

Product Sales
United States	$1,203.6	37.9%	$1,069.5	40.0%	$997.7	41.2%
Rest of world	933.2	29.5%	711.8	26.5%	619.3	25.5%

Total product revenues	2,136.8	67.4%	1,781.3	66.5%	1,617.0	66.7%
Unconsolidated Joint Business	926.1	29.2%	810.9	30.2%	708.9	29.3%
Other Revenues	108.7	3.4%	90.8	3.3%	96.6	4.0%

Total revenues	$3,171.6	100.0%	$2,683.0	100.0%	$2,422.5	100.0%

Product Revenues

Product revenues were as follows (in millions):

	Year Ended December 31,
	2007		2006		2005

AVONEX	$1,867.8	87.4%	$1,706.7	95.9%	$1,543.1	95.4%
TYSABRI	229.9	10.8%	35.8	2.0%	4.7	0.3%
FUMADERM	21.5	1.0%	9.5	0.5%	—	0.0%
ZEVALIN	16.9	0.8%	17.8	1.0%	20.7	1.3%
AMEVIVE	0.7	—	11.5	0.6%	48.5	3.0%

Total product revenues	$2,136.8	100.0%	$1,781.3	100.0%	$1,617.0	100.0%

Cost of Sales

Cost of sales includes the following (in millions):

	Year Ended December 31,
	2007		2006		2005

Cost of product revenues	$330.5	98.6%	$270.0	98.4%	$369.2	98.8%
Cost of royalty revenues	4.7	1.4%	4.4	1.6%	4.4	1.2%

Cost of sales	$335.2	100.0%	$274.4	100.0%	$373.6	100.0%

Cost of Product Revenues

Cost of product revenues, included in cost of sales, by product are as follows (in millions):

	Year Ended December 31,
	2007		2006		2005

AVONEX	$258.3	78.2%	$234.7	86.9%	$228.5	61.9%
TYSABRI	10.4	3.1%	5.3	2.0%	23.9	6.5%
FUMADERM	1.6	0.5%	3.1	1.2%	—	0.0%
ZEVALIN	14.0	4.2%	16.2	6.0%	22.8	6.2%
AMEVIVE	3.1	0.9%	10.0	3.7%	94.0	25.4%
Other	43.1	13.1%	0.7	0.2%	—	—%

Cost of product revenues	$330.5	100.0%	$270.0	100.0%	$369.2	100.0%

Included in cost of product revenues, other, for the year ended December 31, 2007 is idle capacity costs of approximately $41.7 million pertaining to our Hillerod and RTP facilities.

AVONEX

Revenues from AVONEX were as follows (in millions):

	Year Ended December 31,
	2007		2006		2005

AVONEX
U.S.	$1,085.0	58.1%	$1,022.2	59.9%	$938.7	60.8%
Rest of world	782.8	41.9%	684.5	40.1%	604.4	39.2%

Total AVONEX revenues	$1,867.8	100.0%	$1,706.7	100.0%	$1,543.1	100.0%

For 2007 compared to 2006, U.S. sales of AVONEX increased $62.8 million, or 6.1%, primarily due to the impact of price increases offset by decreased product demand resulting in lower volume. For 2007 compared to 2006 and international sales of AVONEX increased $98.3 million, or 14.4%, primarily due to the impact of exchange rates and higher sales volume.

For 2006 compared to 2005, U.S. sales of AVONEX increased $83.5 million, or 8.9%, primarily due to the impact of price increases and a reduction in discounts associated with the introduction of the Medicare Part D prescription drug benefit. These increases were offset by lower volume. For 2006 compared to 2005, international sales of AVONEX increased $80.1 million, or 13.3%, primarily due to increases in volume and price, including the impact of patient mix. Foreign exchange accounted for a 0.6% increase in reported revenues; on a local currency basis, international sales increased 12.7%.

We expect to face increasing competition in the MS marketplace in and outside the U.S. from existing and new MS treatments, including TYSABRI, which may impact sales of AVONEX. We expect future sales of AVONEX to be dependent to a large extent on our ability to compete successfully with the products of our competitors.

TYSABRI

Revenues from TYSABRI were as follows (in millions):

	Year Ended December 31,
	2007		2006		2005

TYSABRI
U.S.	$104.4	45.4%	$25.8	72.1%	$4.7	100.0%
Rest of world	125.5	54.6%	10.0	27.9%	—	—

Total TYSABRI revenues	$229.9	100.0%	$35.8	100.0%	$4.7	100.0%

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

On June 5, 2006, the FDA approved a supplemental Biologics License Application, or sBLA, for the reintroduction of TYSABRI as a monotherapy treatment for relapsing forms of MS to slow the progression of disability and reduce the frequency of clinical relapses. On June 29, 2006, we and Elan announced that the European Medicines Agency, or EMEA, had approved TYSABRI as a similar treatment. In July 2006, we began to ship TYSABRI in both the United States and Europe. In 2006, we recorded revenue on sales of TYSABRI in the U.S. and Europe relating to 2006 activity of $11.9 million and $10.0 million, respectively. Prior to the suspension of TYSABRI in 2005, we shipped product to Elan in the U.S. and recognized revenue in accordance with the policy described above. As a result of the suspension of TYSABRI, we had deferred $14.0 million in revenue related to TYSABRI product that remained in Elan’s ending inventory. This amount was paid by Elan during 2005 and was subsequently recognized as revenue during 2006, when the uncertainty about the ultimate disposition of the product was eliminated. In 2007, we have recorded revenue on sales of TYSABRI in the U.S. and Europe of $104.4 million and $125.5 million, respectively. The increase in 2007 sales over 2006 sales is primarily due to an increase in the number of patients using TYSABRI and increased volumes, as the product was being shipped for the entire 12 months during 2007.

During 2007 and 2006, we had product on hand that had been fully written-off in 2005 due to the uncertainties surrounding the TYSABRI suspension but which is available to fill future orders. As we sold TYSABRI in 2007 and 2006, we realized lower than normal cost of sales and, therefore, higher margins, as we shipped the inventory that had been previously written-off. For 2007 and 2006, cost of sales was approximately $12.6 million and $2.6 million, respectively, lower due to the sale of TYSABRI that had been previously written-off. All TYSABRI inventory that had been previously written-off had been shipped as of December 31, 2007.

FUMADERM

FUMADERM was produced by Fumapharm, which we acquired in June 2006. In December 2006, we acquired the right to distribute FUMADERM in Germany from Fumedica, beginning on May 1, 2007. In connection with the acquisition of the FUMADERM distribution rights in Germany, we committed to the repurchase of any inventory Fumedica had not sold by May 1, 2007. As a result of this provision, we deferred the recognition of revenue on shipments made to Fumedica through April 30, 2007. We resumed recognizing revenue on sales of FUMADERM into the German market in May 2007. Sales of FUMADERM for 2007 and 2006 were $21.5 million and $9.5 million, respectively. The increase in 2007 sales over 2006 sales is primarily due to increased volumes.

ZEVALIN

In 2007, 2006 and 2005 sales of ZEVALIN were $16.9 million, $17.8 million and $20.7 million, respectively, of which $13.9 million, $16.4 million, and $19.4 million respectively, were generated in the U.S. The decrease in total ZEVALIN sales in 2007 compared to 2006 was primarily due to the reduction in sales and marketing efforts in 2007 as we prepared for the sale of our rights to market, sell, manufacture and develop ZEVALIN in the U.S., which was completed in December 2007.

AMEVIVE

In 2007, 2006 and 2005, sales of AMEVIVE were $0.7 million, $11.5 million and $48.5 million, respectively, of which $0.3 million, $5.0 million and $34.9 million, respectively, were generated in the U.S. The decrease in total AMEVIVE sales for 2007 compared to 2006 and for 2006 compared to 2005 was due to the sale, in April 2006, of our worldwide rights and infrastructure related to sales, production, and marketing of AMEVIVE.

Although we sold the rights to this product, we continue to report a small amount of product revenues related to shipments made by certain of our overseas joint ventures, which we consolidate.

Provisions for Discounts and Allowances

Revenues from product sales are recognized when product is shipped and title and risk of loss has passed to the customer, typically upon delivery. Revenues are recorded net of applicable allowances for trade term discounts, wholesaler incentives, Medicaid rebates, Veteran’s Administration, or VA, rebates, managed care rebates, product returns, other applicable allowances and, in 2006 and 2005, patient assistance and patient replacement goods. The estimates we make with respect to these allowances represent significant judgments.

Effective January 1, 2007, we changed the manner in which we administer our patient assistance and patient replacement goods programs. Prior to January 1, 2007, AVONEX product shipped for these programs was invoiced and recorded as gross product revenue and an offsetting provision for discount and returns was recorded for expected credit requests from the distributor that administers these programs on our behalf. Effective January 1, 2007, we entered into a new arrangement with a distributor, which established a consignment sales model. Under the new sales model, gross revenue is not recorded for product shipped to satisfy these programs, and cost of sales is recorded when the product is shipped.

Provisions for discounts and allowances reduced gross product revenues as follows (in millions):

	Year Ended December 31,
	2007	2006	2005

Discounts	$45.7	$102.9	$106.5
Contractual adjustments	105.2	93.3	93.8
Returns	22.1	38.7	26.0

Total allowances	$173.0	$234.9	$226.3

Gross product revenues	$2,309.8	$2,016.2	$1,843.3

Percent of gross product revenues	7.5%	11.7%	12.3%

An analysis of the amount of, and change in, reserves is as follows (in millions):

		Contractual
	Discounts	Adjustments	Returns	Total

2007
Beginning Balance	$12.7	$30.5	$17.8	$61.0
Current provisions relating to sales in current year	45.7	113.1	17.1	175.9
Adjustments relating to prior years	—	(7.9)	5.0	(2.9)
Payments/returns relating to sales in current year	(39.4)	(72.3)	(0.4)	(112.1)
Payments/returns relating to sales in prior years	(12.6)	(30.3)	(19.1)	(62.0)
Other adjustments	—	—	—	—

Ending Balance	$6.4	$33.1	$20.4	$59.9

2006
Beginning Balance	$11.6	$35.7	$2.3	$49.6
Current provisions relating to sales in current year	102.9	96.4	31.6	230.9
Adjustments relating to prior years	—	(3.1)	7.1	4.0
Payments/returns relating to sales in current year	(90.2)	(63.1)	(16.1)	(169.4)
Payments/returns relating to sales in prior years	(11.6)	(35.4)	(12.5)	(59.5)
Other adjustments	—	—	5.4	5.4

Ending Balance	$12.7	$30.5	$17.8	$61.0

2005
Beginning Balance	$7.8	$18.4	$5.2	$31.4
Current provisions relating to sales in current year	106.5	92.8	18.5	217.8
Adjustments relating to prior years	—	1.0	7.5	8.5
Payments/returns relating to sales in current year	(94.9)	(57.5)	(16.2)	(168.6)
Payments/returns relating to sales in prior years	(7.8)	(19.0)	(12.7)	(39.5)

Ending Balance	$11.6	$35.7	$2.3	$49.6

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

Discount reserves include trade term discounts, wholesaler incentives and, in 2006 and 2005, patient assistance. For 2007 compared to 2006, discounts decreased $57.2 million, or 55.6%, resulting from a $67.5 million reduction related to the change of patient assistance to a consignment model, offset by increases in trade term discounts and wholesaler incentives. For 2006 compared to 2005, discounts decreased $3.6 million, or 3.4%, reflecting lower amounts of AVONEX distributed through our patient assistance program.

Contractual adjustment reserves relate to Medicaid, VA and managed care rebates and other applicable allowances. For 2007 compared to 2006, contractual adjustments increased $11.9 million, or 12.8%, primarily due to the impact of higher reserves for managed care (associated with higher level of activity with respect to rebates) and Medicaid and VA programs (associated with price increases). For 2006 compared to 2005, contractual adjustments were consistent reflecting more activity in the managed care markets, offset by a reduction in Medicaid activity due to the introduction of Medicare Part D, the expanded prescription drug benefit program.

Product return reserves are established for returns made by wholesalers and our patient replacement goods program in 2006 and 2005. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. We also accept returns from our patients for various reasons. For 2007 compared to 2006, returns decreased $16.6 million, or 42.9%, primarily due to a $15.0 million decrease related to the change to a consignment sales model for patient replacement goods. For 2006 compared to 2005, returns increased $12.7 million, or 48.8%, as a result of an adjustment of $6.9 million to increase reserve levels to correct prior period errors, and higher return experience in 2006. These increases were offset by the impact of returns made in connection with the suspension of TYSABRI in 2005.

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

Revenues from unconsolidated joint business consists of our share of pretax copromotion profits, which is calculated by Genentech, and includes consideration of our RITUXAN-related sales force and development expenses, and royalty revenue from sales of RITUXAN outside the U.S. by Roche and Zenyaku. Pre-tax copromotion profit consists of U.S. sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling and marketing expenses, and joint development expenses incurred by Genentech and us.

Revenues from unconsolidated joint business consist of the following (in millions):

	Year Ended December 31,
	2007	2006	2005

Copromotion profits	$616.8	$555.8	$513.8
Reimbursement of selling and development expenses	58.5	61.1	47.6
Royalty revenue on sales of RITUXAN outside the U.S.	250.8	194.0	147.5

	$926.1	$810.9	$708.9

Copromotion profits consist of the following (in millions):

	Year Ended December 31,
	2007	2006	2005

Product revenues, net	$2,284.8	$2,071.2	$1,831.5
Costs and expenses	730.2	669.3	534.6

Copromotion profits	$1,554.6	$1,401.9	$1,296.9

Biogen Idec’s share of copromotion profits	$616.8	$555.8	$513.8

Net sales of RITUXAN to third-party customers in the U.S. recorded by Genentech for 2007 were $2,284.8 million compared to $2,071.2 million in 2006 and $1,831.5 million in 2005. The increase in 2007 from 2006 was primarily due to increased unit sales in treatments of B-cell NHLs and chronic lymphocytic leukemia (an unapproved use of RITUXAN), increased utilization for RA and increases in the wholesale price of RITUXAN. The increase in 2006 from 2005 was primarily due to the approval by the FDA of RITUXAN for two new indications, RA and diffuse large B-cell lymphoma and an increase in wholesale prices.

For 2007 compared to 2006, reimbursements of selling and development expenses decreased $2.6 million, or 4.2%. For 2006 compared to 2005, such reimbursements increased $13.5 million, or 28.3%. This increase was primarily due to the expansion of the oncology sales force and development costs we incurred related to the development of RITUXAN for RA.

Our royalty revenue on sales of RITUXAN outside the U.S. is based on Roche and Zenyaku’s net sales to third-party customers and is recorded on a cash basis. Royalty revenues in 2007 compared to 2006 increased $56.8 million, or 29.3% due to increased sales of RITUXAN outside the U.S. Royalty revenues in 2006 compared to 2005 increased $46.5 million, or 31.5%, primarily due to increased market penetration and an increase in prices. The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country by country basis. RITUXAN was launched in 1998 in most European countries and in 2001 in Japan.

Under the amended and restated collaboration agreement, our current pretax copromotion profit-sharing formula, which resets annually, is as follows:

Biogen Idec’s Share
Copromotion Operating Profits	of Copromotion Profits

First $50 million	30%
Greater than $50 million	40%

In 2007, 2006, and 2005, the 40% threshold was met during the first quarter.

For each calendar year or portion thereof following the approval date of the first new anti-CD20 product, the pretax copromotion profit-sharing formula for RITUXAN and other anti-CD20 products sold by us and Genentech will change. Additionally, under the amended and restated collaboration agreement, we will receive lower royalty revenue from Genentech on sales by Roche and Zenyaku of new anti-CD20 products, if and when commercially available, as compared to royalty revenue received on sales of RITUXAN. (See Note 16, Unconsolidated Joint Business Arrangement, for further detail).

Other Revenue

Other revenues consist of the following (in millions):

	Year Ended December 31,
	2007		2006		2005

Royalties	$102.1	93.9%	$86.2	94.9%	$93.2	96.5%
Corporate partner	6.6	6.1%	4.6	5.1%	3.4	3.5%

	$108.7	100.0%	$90.8	100.0%	$96.6	100.0%

Royalty Revenues

We receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control. Our royalty revenues on sales of RITUXAN outside the U.S. are included in revenues from unconsolidated joint business in the accompanying consolidated statements of income.

For 2007 compared to 2006, royalty revenues increased $15.9 million, or 18.4%, primarily due to an increase in sales levels of products under license partially offset by the expiration of royalties under certain contracts. For 2006 compared to 2005, royalty revenue decreased $7.0 million, or 7.5%, primarily due to a decrease in sales levels of products under license and to the expiration of certain contracts.

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

Costs and Expenses

Costs and expenses are as follows (in millions):

	Year Ended December 31,
	2007		2006		2005

Cost of sales, excluding amortization of acquired intangible assets	$335.2	14.0%	$274.4	12.3%	$373.6	17.1%
Research and development	925.2	38.7%	718.4	32.0%	747.7	34.2%
Selling, general and administrative	776.1	32.4%	685.0	30.5%	644.8	29.5%
Collaboration profit (loss) sharing	14.0	0.6%	(9.7)	(0.4)%	—	—
Acquired in-process research and development	84.2	3.5%	330.5	14.7%	—	—
Amortization of acquired intangible assets	257.5	10.8%	267.0	11.9%	302.3	13.8%
Facility impairments and (gain) loss on disposition, net	(0.4)	—	(16.5)	(0.7)%	118.1	5.4%
Gain on termination of license agreements, net	—	—	(6.1)	(0.3)%	—	—

Total costs and expenses	$2,391.8	100.0%	$2,243.0	100.0%	$2,186.5	100.0%

Inventory Write-Offs

We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by us, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Additionally, our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. Periodically, certain batches or units of product may no longer meet quality specifications or may expire. As a result, included in product cost of revenues were write-downs of commercial inventory that did not meet quality specifications or that became obsolete due to expiration. In all cases product inventory was written-down to its estimated net realizable value.

We closely monitor levels of inventory in our distribution channel. At both December 31, 2007 and 2006, we had approximately 2 weeks of inventory with wholesalers in our distribution channel. The shelf life associated with our products is generally between 15 and 48 months, depending on the product. Obsolescence due to dating expiration has not been a historical concern, given the rapidity in which our products move through the channel. Changes due to our competitors’ price movements have not adversely affected us. We do not provide incentives to our distributors to assume additional inventory levels beyond what is customary in their ordinary course of business.

We have written-down the following inventory, which was charged to cost of sales (in millions):

	Year Ended December 31,
	2007	2006	2005

AVONEX	$11.1	$4.4	$12.0
TYSABRI	4.0	2.9	23.2
FUMADERM	0.1	—	—
AMEVIVE	0.1	2.4	30.3
ZEVALIN	6.3	3.3	10.1

	$21.6	$13.0	$75.6

The write-downs were the result of the following (in millions):

	Year Ended December 31,
	2007	2006	2005

New components for alternative presentations	$—	$—	$8.4
Failed quality specifications	12.0	11.2	23.1
Excess and/or obsolescence	9.6	1.8	20.9
Costs for voluntary suspension of TYSABRI	—	—	23.2

	$21.6	$13.0	$75.6

Research and Development Expenses

Research and development expenses totaled $925.2 million in 2007 compared to $718.4 million in 2006 and $747.7 million in 2005.

For 2007 compared to 2006, research and development expenses increased $206.8 million, or 28.8%, primarily due to approximately $65.5 million of expense for the development of lixivaptan, (including a $50 million upfront payment to Cardiokine Biopharma LLC), a $12.4 million increase for ADENTRI projects, a $32.6 million increase for lumiliximab projects, a $15.2 million increase for BG-12 projects, a $13.5 million increase for HSP90i projects, a $12.4 million increase for IGF-1R projects, a $27.6 million increase for baminercept-alfa (LTBR-Fc) projects and $18.4 million of research and development costs related to Syntonix projects.

For 2006 compared to 2005, research and development expenses decreased $29.3 million, or 3.9%, primarily due to a $61.5 million reduction in salary and benefits arising from headcount reductions in 2005, a $20.0 million decrease related to the NIMO facility that was sold in the second quarter of 2005, and a $23.0 million decrease for clinical trials, primarily related to TYSABRI and AMEVIVE. These decreases were offset by a $11.2 million increase for new collaborations during the year, a $10.8 million increase for higher clinical manufacturing, and the $51.5 million impact of share-based compensation recognized under Statement of Financial Accounting Standards (revised 2004) No. 123R, Share-based Payments, or SFAS 123(R), in 2006.

We expect that research and development expenses will increase in 2008 for a number of reasons, including our expected clinical trial costs, costs incurred with our collaborative development efforts, and pursuit of additional research opportunities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $776.1 million in 2007 compared to $685.0 million in 2006 and $644.8 million in 2005.

For 2007 compared to 2006, selling, general and administrative expenses increased $91.1 million, or 13.3%, primarily due to a $65.0 million increase in sales and marketing activities for TYSABRI, primarily in international sales and marketing, a $25.5 million net increase in salaries and benefits related to increased headcount in general and administrative personnel, a $19.0 million increase in fees and services related to general and administrative matters offset by a $12.1 million decrease in sales and marketing activities for ZEVALIN due to decreased commercial efforts due to the planned divestiture of this product line.

For 2006 compared to 2005, selling, general and administrative expenses increased $40.2 million, or 6.2%, primarily due to $21.5 million of higher expenses related to sales of RITUXAN in RA, $20.3 million of increased sales expenses for the re-launch of TYSABRI, $4.3 million of lower reimbursements related to collaboration agreements and $45.2 million of higher expenses related to share-based compensation recognized under SFAS 123(R) in 2006. These increases were offset by $31.0 million of lower expenses related to sales of AMEVIVE due to its divestiture and a $20.0 million decrease in expenses related to sales of ZEVALIN, due in part to the planned divestiture, and also due to the impact of a charge taken in 2005 related to a write-down of remaining prepaid expense associated with our arrangement with MDS Nordion.

We anticipate that total selling, general, and administrative expenses in 2008 will be higher than 2007 due to sales, marketing and other general and administrative expenses to primarily support AVONEX and TYSABRI, especially in the international market.

Severance and Other Restructuring Costs

Severance and other restructuring costs totaled $1.8 million in 2007 as compared to $3.6 million in 2006 and $31.4 million in 2005. These costs are included in selling, general and administrative expense in our consolidated statements of income. At December 31, 2007, there are no remaining material severance or restructuring accruals on our consolidated balance sheets.

For 2006, $3.6 million of restructuring charges were included in selling, general and administrative expenses, including $1.2 million in severance costs associated with the acquisition of Conforma during 2006 and $1.7 million related in headcount reductions related to the planned disposition of our ZEVALIN product line. Costs not yet paid as of December 31, 2006, were $2.1 million, and are included in accrued expenses and other on our consolidated balance sheet. See Note 22, Severance and Other Restructuring Costs, of the consolidated financial statements, for details on the change in reserve levels related to severance.

In September 2005, we consolidated or eliminated certain internal management layers and staff functions, resulting in a 17% reduction of our workforce at that time. These adjustments took place across company functions, departments and sites, and were substantially implemented by the end of 2005. We recorded restructuring charges of $31.4 million in connection with these activities, of which $28.3 million related to severance and other employee termination costs, including health benefits, outplacement and bonuses. Other costs were $3.1 million and included write-downs of certain research assets that will no longer be utilized, consulting costs in connection with the restructuring effort, and costs related to the acceleration of restricted stock, offset by the reversal of previously recognized compensation due to unvested restricted stock cancellations.

Effective December 31, 2005, our former Executive Chairman and Chairman of the Board retired and resigned. The charges related to this retirement amounted to $7.1 million and were all paid in 2005.

We may have additional charges in future periods. The amount of those future charges cannot be determined at this time.

Amortization of Intangible Assets

For 2007, 2006, and 2005, amortization expense was $257.5 million, $267.0 million and $302.3 million, respectively.

Our most significant intangible asset is the core technology related to our AVONEX product. Our amortization policy for our core technology intangible asset is based on the principles of Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which requires the amortization of intangible assets to reflect the pattern in which the economic benefits of the intangible asset are consumed. Every year during the third quarter we complete our long range planning cycle, which includes an analysis of the anticipated product sales of AVONEX. The results of this forecast serve as the basis for our assumptions used in the economic consumption amortization model for our core technology intangible asset. We also establish minimum annual amortization amounts to ensure amortization charges are not unreasonably deferred to future periods. See Note 1, Business Overview and Significant Accounting Policies, for a detailed description of our accounting policy for amortization of intangible assets.

For 2007 compared to 2006, amortization expense decreased $9.5 million, or 3.6%, primarily due to the changes in estimate of the future revenue of AVONEX, which serves as the basis in our calculation of economic consumption for core technology.

For 2006 compared to 2005, amortization expense decreased $35.3 million, or 11.7%, primarily due to the changes in estimate of the future revenue of AVONEX, which serves as the basis for our calculation of economic consumption for core technology. Additionally, in 2005, a $7.9 million impairment charge was recorded to write-down certain core technology intangible assets related to AVONEX to their fair value.

We review our intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If future events or circumstances indicate that the carrying value of these assets may not be recoverable, we may be required to record additional charges to our results of operations.

In-Process Research and Development (IPR&D)

IPR&D charges totaled $84.2 million in 2007, compared with $330.5 million in 2006. No IPR&D charges were taken in 2005.

During the year ended December 31, 2007, we recorded IPR&D charges of $84.2 million. The principal components of this amount are as follows: $18.4 million related to the acquisition of Syntonix, approximately $30 million related to the collaboration with Cardiokine Biopharma LLC, and $34.3 million related to the collaboration with Neurimmune. In 2006, we recorded $207.4 million and $123.1 million in IPR&D related to the acquisitions of Fumapharm AG, or Fumapharm, and Conforma, respectively. See Note 2, Acquisitions and Dispositions, and Note 15, Research Collaborations of the Consolidated Financial Statements.

Cardiokine Biopharma LLC and Neurimmune are variable interest entities, as defined in FIN 46(R). The consolidation of these entities resulted in IPR&D charges. The IPR&D charges have been recorded as a component of operating income. However, because the IPR&D charges relate to the fair value of the underlying technology retained by the parent companies of Cardiokine Biopharma LLC and Neurimmune, these amounts were allocated to the respective minority interests. Consequently, minority interest of $64.3 million was recorded as a component of non-operating income.

Facility Impairments and (Gain) Loss on Disposition, net

In 2007, we sold approximately 28 acres of land in Oceanside, California for $16.5 million. We recorded a pre-tax gain of approximately $7.2 million on the sale, which is included in other income (expense) on the accompanying consolidated statement of income, as this land was not utilized in our operations.

In December 2006, we completed the sale of one of the buildings in our Cambridge, Massachusetts facility, known as Bio 1. Proceeds from the sale were approximately $39.5 million. We recorded a pre-tax gain of approximately $15.6 million on the sale. We continued to occupy a minor portion of the building under a leasing arrangement. In February 2006, we sold our clinical manufacturing facility in Oceanside, California, known as NICO. The assets associated with the facility were included in assets held for sale on our consolidated balance sheet as of December 31, 2005. Total consideration was $29.0 million. In 2005, we recorded impairment charges totaling $28.0 million to reduce the carrying value of NICO to its net realizable value. No additional loss resulted from completion of the sale.

In June 2005, we sold our large-scale biologics manufacturing facility in Oceanside, California, known as NIMO, along with approximately 60 acres of real property located in Oceanside, California upon which NIMO is located, together with improvements, related property rights, and certain personal property intangibles and contracts at or related to the real property. Total consideration for the sale was $408.1 million. The loss from this transaction was $83.5 million which consisted primarily of the write-down of NIMO to net selling price, sales and transfer taxes, and other associated transaction costs. After our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk manufacturing component of our large-scale biologic manufacturing facility in Hillerød, Denmark, but determined that we would no longer proceed with the fill-finish component of the facility. As a result, we recorded an impairment charge of approximately $6.2 million in 2005 related to the fill-finish component that had previously been capitalized.

Gain on Settlement of License Agreements, net

In 2006, we recorded a net gain on settlement of license agreements, net of $6.1 million.

Fumapharm

During 2006, we recorded a gain of $34.2 million coincident with the acquisition of Fumapharm in accordance with EITF 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination, or EITF 04-1. The gain related to the settlement of a preexisting collaboration agreement between Fumapharm and us. The collaboration agreement was entered into in October 2003 and required payments to Fumapharm of certain royalty amounts. The market rate for such payments was higher at the acquisition date, primarily due to the increased technical feasibility of BG-12. The gain relates to the difference between the royalty rates at the time the agreement was entered into as compared to the rates at the time the agreement was effectively settled by virtue of our acquisition of Fumapharm.

Fumedica

During 2006, we recorded a charge of $28.1 million in connection with a settlement agreement with Fumedica Arzneimittel AG and Fumedica Arzneimittel GmbH, collectively Fumedica. The charge related to the settlement of the agreement with Fumedica under which we were contingently obligated to make royalty payments with respect to a successful launch of BG-12 for psoriasis in Germany. Under the terms of the settlement agreement, we will not be required to make any royalty payments to Fumedica if BG-12 is successfully launched for psoriasis in Germany. The $28.1 million was expensed in 2006, as it related to a product that has not reached technological feasibility.

Share-based Compensation Expense

In the year ended December 31, 2007, we recorded share-based compensation expense of $123.1 million associated with SFAS 123(R). In the year ended December 31, 2006, we recorded share-based compensation expense of $126.8 million associated with SFAS 123(R), which is net of a cumulative effect pre-tax adjustment of $5.6 million, or $3.8 million after-tax. The cumulative effect results from the application of an estimated forfeiture rate for current and prior period unvested restricted stock awards.

Our share-based compensation programs consist of share-based awards granted to employees including stock options, restricted stock, performance share units and restricted stock units, or RSUs, as well as our employee stock purchase plan, or ESPP.

Effective January 1, 2006, we adopted SFAS 123(R). This Statement requires compensation cost relating to share-based awards to be recognized in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged against income over the requisite service period, which is generally the vesting period. We selected the modified prospective method as prescribed in SFAS 123(R) and, therefore, prior periods were not restated. Under the modified prospective method, this Statement was applied to awards granted subsequent to January 1, 2006, as well as to the unvested portion of previously granted equity-based awards for which the requisite service had not been rendered as of December 31, 2005. The fair value of performance based stock units is based on the market price of our stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation expense is adjusted for subsequent changes in the outcome of performance-related conditions until the vesting date.

Other Income (Expense), Net

Other income (expense), net, is as follows (in millions):

	Year Ended December 31,
	2007	2006	2005

Interest income	$103.6	$101.2	$62.7
Minority interest income (expense)	58.4	(6.8)	—
Interest expense	(40.5)	(0.9)	(9.6)
Other, net	9.3	(41.4)	(32.9)

Total other income (expense), net	$130.8	$52.1	$20.2

Interest Income

For 2007 compared to 2006, interest income increased $2.4 million, or 2.4%, primarily due to higher yields offset by a reduction in cash and cash equivalents due to the funding of our tender offer in July 2007. For 2006 compared to 2005, interest income increased $38.5 million, or 61.4%, primarily due to higher levels of cash and marketable securities.

Minority Interest

For 2007 compared to 2006, minority interest increased $65.2 million, primarily due to the consolidation of Cardiokine Biopharma LLC in August 2007, and Neurimmune in November 2007. The minority interest related to Cardiokine Biopharma LLC and Neurimmune offset an equal charge to IPR&D, which resulted in no net impact to our results of operations for these IPR&D and minority interest charges.

Interest Expense

Interest expense was $40.5 million, $0.9 million and $9.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

For 2007 compared to 2006, interest expense increased $39.6 million, primarily due to the increased debt levels relating to our tender offer funded in July 2007 (see Note 20, Tender Offer). For 2006 compared to 2005, interest expense decreased $8.7 million, or 90.6%, primarily due to the repurchase of our senior notes due in 2032 in the second quarter of 2005.

Other, net

Other, net, included the following (in millions):

	Year Ended December 31,
	2007	2006	2005

Impairments of investments	$(24.4)	$(34.4)	$(15.4)
Foreign exchange gains (losses), net	3.0	4.9	(8.7)
Gain (loss) on sales of investments, net	16.7	(2.8)	(8.4)
Settlement of litigation and claims	0.1	(4.6)	(2.1)
Other	13.9	(4.5)	1.7

Total other, net	$9.3	$(41.4)	$(32.9)

The impairment of investments is primarily due to the other than temporary decline in value in our strategic investments portfolio. We may incur additional impairment charges on these investments in the future.

Income Tax Provision

Our effective tax rate was 29.9%, 56.6% and 37.3% on pre-tax income for the years ended December 31, 2007, 2006 and 2005, respectively. Our effective tax rate for 2007 was lower than the U.S. statutory rate primarily due to the effect of lower income tax rates (less than the U.S. statutory tax rate) in certain non-U.S. jurisdictions in which we operate. Our effective rate for 2006 was higher than the U.S. statutory rate primarily due to the write-off of non-deductible IPR&D in connection with the acquisitions of Conforma and Fumapharm, (offset by the gain on settlement of the Fumapharm license agreement), and the impact of acquisition-related intangible amortization related to foreign jurisdictions and state taxes, offset by the effect of lower income tax in certain non-U.S. jurisdictions. Our effective tax rate for 2005 varied from the U.S. federal statutory rate and prior years primarily due to the acquisition-related intangible amortization arising from purchase accounting related to foreign jurisdictions and a one-time tax charge related to the repatriation of a portion of the accumulated earnings of our foreign subsidiary offset, in part, by the effect of lower income tax rates (less than 35% U.S. statutory tax rate) in certain non-U.S. jurisdictions in which we operate, tax credits allowed for research and experimentation expenses in the U.S., and the new domestic manufacturing deduction.

Financial Condition and Liquidity

Our financial condition is summarized as follows (in millions):

	December 31,	December 31,
	2007	2006

Cash and cash equivalents	$659.7	$661.4
Marketable securities and loaned securities — current and non-current	1,456.1	1,653.6

Total cash, cash equivalents and marketable securities (including loaned securities)	$2,115.8	$2,315.0

Working capital	$179.2	$1,129.7
Outstanding borrowings — current and non-current	$1,563.0	$96.7

The reduction in working capital at December 31, 2007 as compared to December 31, 2006, primarily reflects payments made to fund our tender offer as discussed in Note 20, Tender Offer, offset by cash generated from operations in 2007.

Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and U.S. government instruments, asset backed securities and other readily marketable debt instruments in accordance with our investment policy as described in Note 1, Business Overview and Summary of Significant Accounting Policies. Our investments are highly rated and, to date, have not been materially impacted by the disruption of capital markets in 2007. Additionally, we lend our marketable securities to third parties to enhance investment returns through our securities lending program as described in Note 1, Business Overview and Significant Accounting Policies.

We have financed our operating and capital expenditures principally through cash flows from our operations. We financed the tender offer through issuance of short-term debt and use of existing cash. We expect to refinance our short-term debt through the offering of long-term debt securities in 2008. We expect to finance our current and planned operating requirements principally through cash from operations, as well as existing cash resources including liquidation of marketable securities. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

See Part I, Item 1A, “Risk Factors” of this form 10-K for risk factors that could negatively impact our cash position and ability to fund future operations.

Operating activities

Cash provided by operations is primarily driven by our net income and adjusted for non-cash charges. In 2007, 2006 and 2005 net cash provided by operations was $1,020.6 million, $841.3 million and $889.5 million, respectively.

Cash provided by operations increased $179.4 million, or 21.3%, in 2007 compared to 2006, is primarily due to higher earnings. Movements in working capital accounts, which were a use of funds of $77.9 million in 2007 as compared to a use of funds of $103.3 million in 2006, also contributed to this increase.

For 2006 compared to 2005, net cash provided by operations decreased $48.2 million or 5.4%. The decrease in cash provided by operations is primarily attributable to movements in working capital accounts which were a use of funds of $103.3 million in 2006 as compared to a source of funds of $139.8 million in 2005.

Investing activities

In 2007, 2006 and 2005, net cash provided by (used in) investing activities was $(286.6) million, $(599.8) million and $417.7 million, respectively.

In 2007, net proceeds from sales of marketable securities were $209.0 million, which was used to partially fund the tender offer described in Note 20, Tender Offer. Purchases of property, plant and equipment totaled $284.1 million in 2007. Payments made for acquisitions were $95.8 million in 2007, which primarily related to our acquisition of Syntonix for $42.3 million, and our collaboration payments to Cardiokine Biopharma LLC for $50.0 million and Neurimmune of $2.0 million. The change in balance of collateral received under securities lending is reflected as a use of cash in investing activities offset by a source of cash from financing activities. Additionally, in 2007 we sold our position in a strategic investment for $99.5 million.

In 2006, net cash used to purchase marketable securities was $162.8 million. Purchases of property, plant and equipment totaled $198.3 million for 2006. Payments made for acquisitions were $363.3 million in 2006, which related to our acquisitions of Fumapharm and Conforma. Proceeds from the sale of product lines were $59.8 million in 2006, which related to the sale of AMEVIVE.

In 2005 our major sources of cash consisted of $408.1 million of proceeds from the sale of our Oceanside, California manufacturing facility. Additionally, approximately $447.9 million of proceeds was provided from net sales of marketable securities, which was used to fund the repurchase of our senior notes, as discussed below. Purchases of property plant and equipment totaled $318.4 million, including our research and development and administration campus in San Diego, and our manufacturing facility in Oceanside. Additionally, in 2005, we purchased positions in strategic investments of $119.9 million relating to PDL BioPharma Inc., Sunesis Pharmaceuticals, Inc. and other strategic investments.

Financing activities

In 2007, 2006 and 2005, net cash used in financing activities was $735.2 million, $148.4 million and $948.5 million, respectively.

In 2007, the primary use of cash related to the repurchase of treasury stock via the tender offer of $2,990.5 million. This repurchase was partially funded with cash proceeds from a short-term note of $1,500.0 million. This transaction is described in Note 20, Tender Offer. Additionally, cash proceeds from issuance of stock for our share based compensation arrangements were $489.2 million, which was primarily attributable to the exercise of stock options and participation in our ESPP plan. The charge in balance of collateral received under securities lending is reflected as a use of cash in investing activities offset by a source of cash from financing activities.

In 2006, the primary use of cash was $320.3 million for the purchase of treasury stock, offset by $147.0 million in proceeds from issuance of stock for our share based compensation arrangements.

The primary uses of cash in 2005 were for the repurchase of long-term debt of $746.4 million and repurchases of treasury stock of $322.6 million, offset by $119.6 million cash proceeds from the issuance of stock for our share based compensation arrangements.

Borrowings

At December 31, 2007, we have a note payable of approximately $44.6 million relating to the acquisition of distribution rights of FUMADERM. Additionally, one of our international joint ventures maintained a loan that had a carrying value of $17.5 million as of December 31, 2007.

In January and July 2007, we issued a total of 3.0 million shares of common stock for $75.0 million in face value and $39.0 million in carrying value of our 2019 subordinated notes to the holders that elected to convert into common stock.

In June 2007, in connection with the tender offer described in Note 20, Tender Offer, we entered into a $1,500.0 million term loan facility, which is due in June 2008. On July 2, 2007, in connection with the funding of the tender offer, we borrowed the full $1,500.0 million available under this facility. We expect to repay this term loan facility in 2008 with proceeds from an offering of long term debt securities.

In June 2007, we also entered into a five year $400.0 million Senior Unsecured Revolving Credit Facility, which we may use for working capital and general corporate purposes. As of December 31, 2007, there were no borrowings outstanding under this credit facility.

In May 2007, holders of the senior notes due 2032 with an aggregate principal amount at maturity of $10.1 million, exercised their right to require us to repurchase the notes. We paid $6.6 million in cash to repurchase substantially all of the senior notes.

Tender Offer

On June 27, 2007, pursuant to the terms of a modified “Dutch Auction” tender offer, we accepted for payment 56,424,155 shares of our common stock at a price of $53.00 per share for a purchase price of $2,990.5 million. We funded the tender offer through existing cash and cash equivalents of $1,490.5 million and $1,500.0 million by our term loan facility as described in Note 7, Indebtedness. All of the shares repurchased were retired in July 2007.

Commitments

In August 2004, we restarted construction of our large-scale biologic manufacturing facility in Hillerød, Denmark. In March 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk-manufacturing component, add a labeling and packaging component but would no longer proceed with the fill-finish component of that facility. As of December 31, 2007, we have substantially completed this phase of the project, including the partial construction of the bulk manufacturing facility and installation of major equipment. We are proceeding with the second phase of the project, the completion of a large scale bulk manufacturing component and construction of a warehouse. In October 2006, our Board of Directors approved this phase of the project, which is expected to cost an additional $225.0 million. As of December 31, 2007, we had contractual commitments of approximately $207 million for the second phase, of which approximately $117 million had been paid. This second phase of the project is expected to be licensed for commercial production in 2010.

Share Repurchase Programs

In October 2004, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. This repurchase program expired October 4, 2006. During 2006, we repurchased 7.5 million shares at a cost of $320.3 million. During 2005, we repurchased 7.5 million shares at a cost of $324.3 million under this program. In October 2006, our Board of Directors authorized the repurchase of up to an additional 20.0 million shares of our common stock. This repurchase program does not have an expiration date. No shares have been repurchased under the program as of December 31, 2007.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2007, we have funding commitments of up to approximately $28.3 million as part of our investment in biotechnology oriented venture capital funds. In addition, we have committed to make potential future milestone payments to third-parties of up to approximately $1.55 billion as part of our various collaborations including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2007, such contingencies have not been recorded in our financial statements. We expect to make approximately $52 million of milestone payments in 2008.

At December 31, 2007, we have several clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations, or CROs. The contracts with CROs are generally cancellable at our option. We have recorded accrued expenses of $15.5 million recorded in accrued expenses on our consolidated balance sheet for work done by CROs at December 31, 2007. We have approximately $254 million in cancellable future commitments based on existing CRO contracts at December 31, 2007.

We do not have any significant relationships with entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We consolidate entities within the scope of FIN 46(R) if we are the primary beneficiary.

The following summarizes our contractual obligations (excluding funding and contingent milestone payments as described above and construction commitments disclosed above under “Commitments”) at December 31, 2007, and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
		Less than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Non-cancellable operating leases	$124.8	$27.1	$47.0	$32.2	$18.5
Notes payable	1,562.9	1,511.1	34.0	4.5	13.3
Other long-term obligations	15.4	9.5	5.9	—	—

Total contractual cash obligations	$1,703.1	$1,547.7	$86.9	$36.7	$31.8

This table also excludes any liabilities pertaining to uncertain tax positions as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. In connection with the adoption of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48, we reclassified approximately $113 million in reserves for uncertain tax positions from current taxes payable to long term liabilities. At December 31, 2007, we have approximately $253 million of long term liabilities associated with uncertain tax positions.

Legal Matters

See Note 18, Litigation, to the consolidated financial statements for a discussion of legal matters as of December 31, 2007.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its critical estimates and judgments, including, among others, those related to revenue recognition, investments, inventory, research and development expenses, purchase accounting, goodwill impairment, stock-based compensation, and income taxes. Those critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenues are recorded net of applicable reserves for trade term discounts, wholesaler incentives, Medicaid rebates, VA rebates, managed care rebates, product returns and other applicable allowances. Our product revenue reserves are based on estimates of the amounts earned or to be claimed on the related sales. These estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends and forecasted customer buying patterns. If actual results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment. These estimates we make with respect to these allowances represent the most significant judgments that we make with regard to revenue recognition.

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

These investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115, or APB No. 18, The Equity Method of Accounting for Investments in Common, or APB 18, as appropriate.

In accounting for investments, we evaluate if a decline in the fair value of a marketable security below our cost basis is other-than-temporary, and if so, we record an impairment charge in our consolidated statement of income. The factors that we consider in our assessments include the fair market value of the security, the duration of the security’s decline, prospects for the investee, including favorable clinical trial results, new product initiatives, new collaborative agreements and our intent and ability to hold to recovery. The determination of whether a loss is other than temporary is highly judgmental and can have a material impact on our results.

Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are expensed as research and development costs when consumed.

Our policy is to capitalize inventory costs associated with our products prior to regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. Our accounting policy addresses the attributes that should be considered in evaluating whether the costs to manufacture a product have met the definition of an asset as stipulated in FASB Concepts Statement No. 6, Elements of Financial Statements — A Replacement of FASB Concepts No. 3, or FASB Concepts Statement No. 6. We assess the regulatory approval process and where the particular product stands in relation to that approval process including any known constraints and impediments to approval, including safety, efficacy and potential labeling restrictions. We evaluate our anticipated research and development initiatives and constraints relating to the product and the indication in which it will be used. We consider our manufacturing environment including our supply chain in determining logistical constraints that could possibly hamper approval or commercialization. We consider the shelf life of the product in relation to the expected timeline for approval and we consider patent related or contract issues that may prevent or cause delay in commercialization. We are sensitive to the significant commitment of capital to scale up production and to launch commercialization strategies. We also base our judgment on the viability of commercialization, trends in the marketplace and market acceptance criteria. Finally, we consider the reimbursement strategies that may prevail with respect to the product and assess the economic benefit that we are likely to realize.

There is a risk inherent in these judgments and any changes we make in these judgments may have a material impact on our results in future periods.

We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by us, or if there are any further determinations that inventory will not be marketable based on estimates of demand, additional inventory write-downs will be required. Additionally, our products are subject to strict quality control and monitoring throughout the manufacturing process. Periodically, certain batches or units of product may no longer meet quality specifications or may expire. As a result, included in costs of goods sold are write-downs of commercial inventory that do not meet quality specifications or became obsolete due to expiration.

Research and Development Expenses

Research and development expenses consist of upfront fees and milestones paid to collaborators and expenses incurred in performing research and development activities including salaries and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Research and development expenses are expensed as incurred. The timing of upfront fees and milestone payments in the future may cause variability in future research and development expense. Clinical trial expenses include expenses associated with contract research organizations, or CROs. The invoicing from CROs for services rendered can lag several months. We accrue the cost of services rendered in connection with CRO activities based on our estimate of site management, monitoring costs, and project management costs. We maintain regular communication with our CRO vendors to gauge the reasonableness of our estimates. Differences between actual clinical trial expenses and estimated clinical trial expenses recorded have not been material and are adjusted for in the period in which they become known.

Valuation of Acquired Intangible Assets and In-process Research and Development Expenses

We have acquired, and expect to continue to acquire, intangible assets primarily through the acquisition of biotechnology companies. These intangible assets primarily consist of technology associated with human therapeutic products and in-process product candidates. When significant identifiable intangible assets are acquired, an independent third-party valuation firm is generally engaged to assist in determining the fair values of these assets as of the acquisition date. Management will determine the fair value of less significant identifiable intangible assets as acquired. Discounted cash flow models are typically used in these valuations, and these models require the use of significant estimates and assumptions including but not limited to:

•	estimating the timing of and expected costs to complete the in-process projects;

•	projecting regulatory approvals;

•	estimating future cash flows from product sales resulting from completed products and in-process projects; and

•	developing appropriate discount rates and probability rates by project.

We believe the fair values assigned to the intangible assets acquired are based upon reasonable estimates and assumptions given available facts and circumstances as of the acquisition dates.

FIN 46(R)

Under FIN 46(R),we consolidate variable interest entities for which we are the primary beneficiary. In determining whether we are the primary beneficiary, we consider a number of factors, including determining the expected losses and residual returns of the technologies being developed pursuant to collaborations and other economic risk and reward of such collaborations. Discounted cash flow models are typically used in these analyses and these models require the use of significant estimates and assumptions including but not limited to:

•	assuming that the research and development efforts will result in an approved commercial product;

•	estimating the timing of and expected costs to complete the in-process projects;

•	projecting timing of regulatory approvals;

•	estimating future cash inflows from product sales or funding from partners resulting from completed products and in-process projects; and

•	developing appropriate discount rates and probability rates by project.

For such consolidated entities that we own less than a 100% interest, we record minority interest in our statement of income for the current results allocated to the outside equity interests. FIN 46(R) impacts the way we account for certain collaborations and future events may result in our consolidation of companies or related entities with which we have a collaborative arrangement. The consolidation of variable interest entities may have a material effect on our financial condition and/or results of operation in future periods.

Goodwill

We annually assess our goodwill balance to determine whether any impairment in this asset may exist and, if so, the extent of such impairment. To do this, in the case of goodwill we estimate the fair value of each of our reporting units and compare it to the book value of their net assets. Calculating fair value involves identifying future cash flows, which requires that we make a number of critical legal, economic, market and business assumptions that reflect our best estimates as of the testing date. We believe the methods we use to determine these underlying assumptions and estimates are reasonable. Notwithstanding this, our assumptions and estimates may differ significantly from actual results, or circumstances could change that would cause us to conclude that an impairment now exists or that we previously understated the extent of impairment.

Share-based Compensation

We make certain assumptions in order to value and expense our share-based compensation. In connection with valuing stock options and our employee stock purchase plan, we use the Black-Scholes model, which requires us to estimate certain subjective assumptions. The key assumptions we make are: the expected volatility of our stock; the expected term of the award; and the expected forfeiture rate. In connection with our restricted stock programs, we make assumptions principally related to the forfeiture rate.

We review our valuation assumptions periodically and, as a result, we may change our valuation assumptions used to value share-based awards granted in future periods. Such changes may lead to a significant change in the expense we recognize in connection with share-based payments.

Income Taxes

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

Adoption of FASB Interpretation No. 48

Effective January 1, 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes, or SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of each tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, we recognized a reduction in the liability for unrecognized tax benefits of $14.2 million, which was recorded as a $1.8 million reduction to the January 1, 2007 balance of our accumulated deficit, a $9.1 million reduction in goodwill and a $3.3 million increase in our deferred tax liability.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$196.8
Additions based on tax positions related to the current period	29.7
Additions for tax positions of prior periods	83.5
Reductions for tax positions of prior periods	(70.2)
Settlements	(18.7)

Balance at December 31, 2007	$221.1

Included in the balance of unrecognized tax benefits at December 31, 2007 and January 1, 2007, are $110.5 million and $98.2 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods.

New Accounting Standards

See Note 26, New Accounting Pronouncements, for a discussion of new accounting standards.

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2007. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have operations in Europe, Japan, Australia and Canada in connection with the sale of AVONEX and TYSABRI. We also receive royalty revenues based on worldwide product sales by our licensees and through Genentech on sales of RITUXAN outside of the U.S. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign currency exchange rates (primarily Euro, Danish krone, Swedish krona, British pound, Japanese yen, Canadian dollar and Swiss franc).

We use foreign currency forward contracts to manage foreign currency risk but do not engage in currency speculation. We use these forward contracts to hedge certain forecasted transactions denominated in foreign currencies. A hypothetical adverse 10% movement in foreign exchange rates compared to the U.S. dollar across all maturities (for example, a strengthening of the Euro) would result in a hypothetical loss in fair value of approximately $48.7 million. Our use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions.

Certain of our debt instruments are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. A 100 basis-point adverse movement (increase in LIBOR) would increase annual interest expense by approximately $12.2 million.

In addition, the fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a hypothetical loss in fair value of approximately $18.3 million to our interest rate sensitive instruments.

The returns from cash and marketable securities will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease interest income by approximately $11.5 million.

We are exposed to equity price risks on the marketable portion of equity securities included in our portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. We regularly review the market prices of these investments for impairment purposes. A hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $1.7 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-65 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

The information required by this Item is contained in the section of Item 7 entitled “Disclosure Controls and Procedures and Internal Control over Financial Reporting” beginning on page 71 of this Annual Report on Form 10-K.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections labeled “Proposal 1 — Election of Directors — Information about our Board of Directors and its Committees” and “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” contained in the proxy statement for our 2008 annual meeting of stockholders.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto in the section labeled “Executive Compensation and Related Information” contained in the proxy statement for our 2008 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto in the sections labeled “Stock Ownership” and “Disclosure with Respect to our Equity Compensation Plans” contained in the proxy statement for our 2008 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto in the sections labeled “Proposal 1 — Election of Directors — Information about our Board of Directors and its Committees,” “Executive Compensation and Related Information — Potential Payments Upon Termination or Change in Control Arrangements,” and “Certain Relationships and Related Party Transactions” contained in the proxy statement for our 2008 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto in the section labeled “Proposal 2 — Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the proxy statement for our 2008 annual meeting of stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. (1) Consolidated Financial Statements:

The Financial Statements required to be filed by Item 8 of this Annual Report on Form 10-K, and filed in this Item 15, are as follows:

Page Number
in This
Financial Statements	Form 10-K

Consolidated Statements of Income	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Cash Flows	F-4
Consolidated Statements of Shareholders’ Equity	F-5
Notes to Consolidated Financial Statements	F-7
Reports of Independent Registered Public Accounting Firm	F-65

(2) Financial Statement Schedules

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

(3) Exhibits:

The following exhibits are referenced or included in this Form 10-K.

Exhibit Number		Description

2	.1(12)	Agreement and Plan of Merger, dated as of June 20, 2003, by and among us, Bridges Merger Corporation and Biogen, Inc.
3	.1(24)	Amended and Restated Certificate of Incorporation
3	.2(24)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of May 21, 2001
3	.3(24)	Certificate Increasing the Number of Authorized Shares of Series X Junior Participating Preferred Stock, dated as of July 26, 2001
3	.4(24)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of November 12, 2003
3	.5(28)	Amended and Restated Bylaws
4.1		Reference is made to Exhibit 3.1 for a description of the rights, preferences and privileges of our Series A Preferred Stock and Series X Junior Participating Preferred Stock
4	.2(24)	Specimen Common Stock Certificate
4	.3(6)	Indenture dated as of February 16, 1999 between us and Chase Manhattan Bank and Trust Company, National Association, as Trustee
4	.4(4)	Form of Registered Liquid Yield Optiontm Note due 2019
4	.5(9)	Amended and Restated Rights Agreement dated as of July 26, 2001 between us and Mellon Investor Services LLC
4	.6(12)	Amendment No. 1 to Amended and Restated Rights Agreement dated as of June 23, 2003 between us and Mellon Investor Services LLC
4	.7(11)	Indenture dated as of April 29, 2002 between us and JP Morgan Trust Company, N.A., as Trustee
4	.8(11)	Form of Registered Liquid Yield Optiontm Note due 2032
10	.1(13)*	IDEC Pharmaceuticals Corporation 1988 Stock Option Plan, as amended and restated through February 19, 2003
10	.2(5)	Letter Agreement between the Registrant and Genentech, Inc., dated May 21, 1996

Exhibit Number		Description

10	.3(2)†	License Agreement between us and Coulter Immunology (now Corixa Corporation), dated May 16, 1991
10	.4(13)	Idec Pharmaceuticals Corporation 1993 Non-Employee Directors Stock Option Plan, as amended and restated through February 19, 2003
10	.5(3)†	Expression Technology Agreement between us and Genentech. Inc., dated March 16, 1995
10	.6(1)*	Form of Indemnification Agreement for certain directors and executive officers
10	.7(7)†	Collaboration & License Agreement between us and Schering Aktiengesellschaft, dated June 9, 1999
10	.8(8)†	Isotope Agreement between us and MDS Nordion Inc. as amended by a first amendment on January 21, 2000 and a second amendment on March 16, 2001
10	.9(24)*	Voluntary Executive Supplemental Savings Plan (as amended and restated; effective January 1, 2004)
10	.10(10)†	Third Amendment to Agreement between MDS Canada Inc., MDS Nordion division, successor to MDS Nordion Inc. and us dated November 12, 2001
10	.11(14)†	Commercial Supply Agreement between us and Baxter Pharmaceutical Solutions LLC dated June 1, 2002
10	.12(15)*	Biogen Idec Inc. 2003 Omnibus Equity Plan
10	.13(15)*	Idec Pharmaceuticals Corporation 2003 Performance Based Management Incentive Plan
10	.14(21)*	Form of Indemnification Agreement between Biogen, Inc. and certain directors and executive officers
10	.15(18)	Cambridge Center Lease dated October 4, 1982 between Mortimer Zuckerman, Edward H. Linde and David Barrett, as Trustees of Fourteen Cambridge Center Trust, and B. Leasing, Inc.
10	.16(19)	First Amendment to Lease dated January 19, 1989, amending Cambridge Center Lease dated October 4, 1982
10	.17(19)	Second Amendment to Lease dated March 8, 1990, amending Cambridge Center Lease dated October 4, 1982
10	.18(19)	Third Amendment to Lease dated September 25, 1991, amending Cambridge Center Lease dated October 4, 1982
10	.19(20)	Fourth Amendment to Lease dated October 6, 1993, amending Cambridge Center Lease dated October 4, 1982
10	.20(20)	Fifth Amendment to Lease dated October 9, 1997, amending Cambridge Center Lease dated October 4, 1982
10	.21(33)	Lease dated April 1, 1990 between Biogen, Inc. and Steven D. Rosenberg as Trustee of the Fifth Realty Trust of 300 Bent Street
10	.22*	Biogen, Inc. 1985 Non-Qualified Stock Option Plan (as amended and restated through April 11, 2003)
10	.23(22)*	Biogen, Inc. 1987 Scientific Board Stock Option Plan (as amended and restated through February 7, 2003)
10	.24(22)†	ANTEGREN (now TYSABRI) Development and Marketing Collaboration Agreement between us and Elan Pharma International Limited, dated August 15, 2000
10	.25(16)*	Employment Agreement between us and James C Mullen, dated June 20, 2003
10	.26(16)*	Employment Agreement between us and William H. Rastetter, dated June 20, 2003
10	.27(17)†	Amended and Restated Collaboration Agreement between us and Genentech, Inc., dated June 19, 2003
10	.28(24)	Fourth Amendment to Agreement between us, MDS (Canada) Inc., MDS Nordion division, successor to MDS Nordion Inc., dated June 10, 2003
10	.29(24)†	Fifth Amendment to Agreement between us, MDS (Canada) Inc., MDS Nordion division, successor to MDS Nordion Inc., dated December 17, 2003

Exhibit Number		Description

10	.30(24)*	Form of letter agreement regarding employment arrangement between us and our Executive Vice Presidents and Senior Vice Presidents
10	.31(25)	Lease agreement between Biogen Idec BV, a wholly-owned subsidiary of the registrant, and TUG Vastgoed B.V., dated as of September 24, 2004
10	.32(26)*	Amendment to the IDEC Pharmaceuticals Corporation 1988 Stock Option Plan, as amended and restated through February 19, 2003
10.33		Board of Directors — Annual Retainer Summary Sheet
10	.34(29)†	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and Genentech, Inc. dated as of June 16, 2005
10	.35(30)*	Biogen Idec Inc. 2005 Omnibus Equity Plan
10	.36(30)*	Biogen Idec Inc. 1995 Employee Stock Purchase Plan as amended and restated effective April 6, 2005.
10	.37(31)*	Form of Grant Notice (Restricted Stock Units) — September 2005 RSU Grant
10	.38(34)*	Amendment to the Idec Pharmaceuticals Corporation 2003 Omnibus Equity Plan
10	.39(39)	Amendment No. 2, dated February 12, 2007, to the Biogen Idec Inc. 2005 Omnibus Equity Plan
10	.40(35)*	First Amendment to Employment Agreement between the Company and James C. Mullen, dated February 7, 2006
10	.41(36)*	Letter regarding employment arrangement of Craig E. Schneier, dated October 8, 2001
10	.42(36)*	Memorandum regarding reimbursement arrangement for Craig E. Schneier, dated August 28, 2002
10	.43(37)*	Letter regarding employment arrangement of Cecil B. Pickett, dated June 21, 2006
10	.44(38)*	Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan
10	.45*	Amendment No. 1 to the Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan
10	.46 (39)*	Amendment No. 1, dated April 4, 2006, to the Biogen Idec Inc. 2005 Omnibus Equity Plan
10	.47(40)	Loan Agreement, dated June 28, 2007, among Biogen Idec Inc., Merrill Lynch Capital Corporation as administrative agent, Goldman Sachs Credit Partners L.P. as syndication agent, and the other lenders party thereto
10	.48(40)	Credit Agreement, dated June 29, 2007, among Biogen Idec Inc., Bank of America, N.A. as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs Credit Partners L.P. as co-syndication agents, and the other lenders party thereto
10	.49*	Letter regarding employment arrangement of Paul J. Clancy, dated August 17, 2007
10	.50*	Letter agreement regarding employment arrangement of Robert Hamm, dated October 15, 2007
10	.51*	Consulting Agreement between Biogen Idec and Burt A. Adelman, dated December 18, 2007
10	.52*	Biogen Idec Inc. Executive Severance Policy — Executive Vice President, effective October 1, 2007
10	.53*	Biogen Idec Inc. Executive Severance Policy — International Executive Vice President, effective October 1, 2007
10	.54*	Biogen Idec Inc. Executive Severance Policy — Senior Vice President, effective October 1, 2007
10	.55*	Supplemental Savings Plan as amended and restated, effective January 1, 2008
10	.56*	Voluntary Board of Directors Savings Plan as amended and restated, effective January 1, 2008
21.1		Subsidiaries
23.1		Consent of PricewaterhouseCoopers LLP — an Independent Registered Public Accounting Firm
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reference to “our” in these cross-references mean filings made by Biogen Idec and filings made by IDEC Pharmaceuticals Corporation prior to the merger with Biogen, Inc.

*	Management contract or compensatory plan or arrangement.

†	Confidential Treatment has been granted with respect to portions of this agreement.

tm	Trademark of Merrill Lynch & Co., Inc.

(1)	Incorporated by reference from an exhibit filed with our Registration Statement on Form 8-B filed on June 2, 1997.

(2)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1, File No. 33-40756.

(3)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-3/A, File No. 333-85339, filed on November 10, 1999.

(5)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K, filed on June 6, 1996.

(6)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(7)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(8)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(9)	Incorporated by reference from an exhibit filed with our Registration Statement on Form 8-A, File No. 333-37128, dated July 27, 2001.

(10)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(11)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(12)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on June 23, 2003.

(13)	Incorporated by reference from an appendix filed with our Definitive Proxy Statement on Schedule 14A filed on April 11, 2003.

(14)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2002.

(15)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on November 12, 2003.

(16)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-4, File No. 333-107098, filed with the SEC on July 16, 2003.

(17)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on July 31, 2003.

(18)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Registration Statement on Form S-1, File No. 2-81689.

(19)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-12042.

(20)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-12042.

(21)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-12042.

(22)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-12042.

(23)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-12042.

(24)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2003.

(25)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on September 29, 2004.

(26)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(27)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on January 6, 2005.

(28)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on October 3, 2005.

(29)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(30)	Incorporated by reference from an appendix filed with our Definitive Proxy Statement on Schedule 14A filed on April 15, 2005.

(31)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on September 15, 2005.

(32)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on December 22, 2005.

(33)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2004.

(34)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(35)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on February 10, 2006.

(36)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2005.

(37)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(38)	Incorporated by reference from an appendix filed with our Definitive Proxy Statement on Schedule 14A filed on April 15, 2006.

(39)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(40)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on July 2, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN IDEC INC.

By:	/s/ James C. Mullen
James C. Mullen
Chief Executive Officer and President

Date: February 14, 2008

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ James C. Mullen James C. Mullen	Director, Chief Executive Officer and President (principal executive officer)	February 14, 2008

/s/ Paul J. Clancy Paul J. Clancy	Executive Vice President, Finance and Chief Financial Officer (principal financial officer)	February 14, 2008

/s/ Michael F. MacLean Michael F. MacLean	Senior Vice President, Chief Accounting Officer and Controller (principal accounting officer)	February 14, 2008

/s/ Bruce R. Ross Bruce R. Ross	Director; Chairman of the Board of Directors	February 14, 2008

/s/ Lawrence C. Best Lawrence C. Best	Director	February 14, 2008

/s/ Marijn E. Dekkers Marijn E. Dekkers	Director	February 14, 2008

/s/ Alan B. Glassberg Alan B. Glassberg, M.D.	Director	February 14, 2008

/s/ Thomas F. Keller Thomas F. Keller, Ph.D.	Director	February 14, 2008

/s/ Nancy L. Leaming Nancy L. Leaming	Director	February 14, 2008

/s/ Robert W. Pangia Robert W. Pangia	Director	February 14, 2008

Name	Capacity	Date

/s/ Cecil B. Pickett Cecil B. Pickett	Director	February 14, 2008

/s/ Lynn Schenk Lynn Schenk	Director	February 14, 2008

/s/ Phillip A. Sharp Phillip A. Sharp, Ph.D.	Director	February 14, 2008

/s/ William D. Young William D. Young	Director	February 14, 2008

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)

Revenues:
Product	$2,136,821	$1,781,313	$1,617,004
Unconsolidated joint business	926,098	810,864	708,881
Other revenues	108,698	90,872	96,615

Total revenues	3,171,617	2,683,049	2,422,500

Costs and expenses:
Cost of sales, excluding amortization of acquired intangible assets	335,192	274,383	373,614
Research and development	925,164	718,390	747,671
Selling, general and administrative	776,103	685,067	644,758
Collaboration profit (loss) sharing	14,079	(9,682)	—
Amortization of acquired intangible assets	257,495	266,998	302,305
Acquired in-process research and development	84,172	330,520	—
Facility impairments and (gain) loss on disposition, net	(360)	(16,507)	118,112
(Gain) loss on settlement of license agreements, net	—	(6,140)	—

Total costs and expenses	2,391,845	2,243,029	2,186,460

Income from operations	779,772	440,020	236,040
Other income (expense), net	130,823	52,143	20,155

Income before income tax provision and cumulative effect of accounting change	910,595	492,163	256,195
Income tax expense	272,423	278,431	95,484

Income before cumulative effect of accounting change	638,172	213,732	160,711
Cumulative effect of accounting change, net of income tax expense	—	3,779	—

Net income	$638,172	$217,511	$160,711

Basic earnings per share:
Income before cumulative effect of accounting change	$2.02	$0.63	$0.48
Cumulative effect of accounting change, net of income tax	—	0.01	—

Basic earnings per share	$2.02	$0.64	$0.48

Diluted earnings per share:
Income before cumulative effect of accounting change	$1.99	$0.62	$0.47
Cumulative effect of accounting change, net of income tax	—	0.01	—

Diluted earnings per share	$1.99	$0.63	$0.47

Weighted-average shares used in calculating:
Basic earnings per share	315,836	338,585	335,586

Diluted earnings per share	320,171	345,281	346,163

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$659,662	$661,377
Marketable securities	319,408	241,314
Cash collateral received for loaned securities	208,209	—
Accounts receivable, net of allowances of $29,341 and $31,735 at December 31, 2007 and 2006, respectively	392,646	317,353
Due from unconsolidated joint business	166,686	168,708
Loaned Securities	204,433	—
Inventory	233,987	169,102
Other current assets	183,376	154,713

Total current assets	2,368,407	1,712,567

Marketable securities	932,271	1,412,238
Property, plant and equipment, net	1,497,383	1,280,385
Intangible assets, net	2,492,354	2,747,241
Goodwill	1,137,372	1,154,757
Investments and other assets	201,028	245,620

Total assets	$8,628,815	$8,552,808

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Collateral payable on loaned securities	$208,209	$—
Accounts payable	90,672	100,457
Taxes payable	11,274	145,529
Accrued expenses and other	367,885	336,869
Current portion of notes payable	1,511,135	—

Total current liabilities	2,189,175	582,855

Notes payable	51,843	96,694
Long-term deferred tax liability	521,525	643,645
Other long-term liabilities	331,977	79,836

Total liabilities	3,094,520	1,403,030

Commitments and contingencies (Notes 14, 15, 17 and 18)
Shareholders’ equity:
Preferred stock, par value $0.001 per share (8,000 shares authorized, of which 1,750 are designated Series A and 1,000 are designated Series X Junior Participating; 8 shares of Series A issued and outstanding with a $551 liquidation value at December 31, 2007 and 2006)	—	—
Common stock, par value $0.0005 per share (1,000,000 shares authorized; 295,698 and 345,637 shares, and 295,698 and 338,174 shares issued and outstanding at December 31, 2007 and 2006, respectively)	147	173
Additional paid-in capital	5,807,071	8,308,232
Accumulated other comprehensive income (loss)	79,246	21,855
Accumulated deficit	(352,169)	(860,827)
Treasury stock, at cost; 0 and 7,463 shares at December 31, 2007 and 2006, respectively	—	(319,655)

Total shareholders’ equity	5,534,295	7,149,778

Total liabilities and shareholders’ equity	$8,628,815	$8,552,808

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$638,172	$217,511	$160,711
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation and amortization of fixed and intangible assets	380,293	375,870	402,208
Acquired in process research and development and license	136,172	330,520	—
Minority interest in subsidiaries	(58,427)	6,770	—
Gain on settlement of license agreements, net	—	(6,140)	—
Share based compensation	123,129	126,783	38,145
Non-cash interest (income) expense	1,444	1,521	19,181
Deferred income taxes	(81,555)	(106,337)	(115,539)
Realized (gain) loss on sale of marketable securities and strategic investments	(16,732)	(1,169)	5,264
Write-down of inventory to net realizable value	21,599	12,989	84,047
Facility impairments and (gain) loss on disposition, net	(360)	(16,507)	121,986
Impairment of investments and other assets	24,445	34,424	33,724
Excess tax benefit from stock options	(69,666)	(31,682)	—
Changes in assets and liabilities, net:
Accounts receivable	(70,701)	(37,009)	(8,518)
Due from unconsolidated joint business	2,022	(27,649)	(3,608)
Inventory	(83,192)	(36,637)	(15,846)
Other assets	238	(20,737)	32,225
Accrued expenses and other current liabilities	32,460	13,812	128,676
Other liabilities	41,294	4,935	6,847

Net cash flows provided by operating activities	1,020,635	841,268	889,503

Cash flows from investing activities:
Purchases of marketable securities	(2,945,244)	(1,949,907)	(1,334,284)
Proceeds from sales and maturities of marketable securities	3,154,290	1,787,139	1,782,134
Proceeds from sale of product line	—	59,800	—
Acquisitions, net of cash acquired	(95,789)	(363,251)	—
Purchases of property, plant and equipment	(284,106)	(198,312)	(318,376)
Proceeds from sale of property, plant and equipment	16,669	74,216	408,130
Purchase of other investments	(23,672)	(9,458)	(119,863)
Proceeds from the sale of strategic investments	99,489	—	—
Collateral received under securities lending	(208,209)	—	—

Net cash flows provided by (used in) investing activities	(286,572)	(599,773)	417,741

Cash flows from financing activities:
Purchase of treasury stock	(2,991,184)	(320,268)	(322,590)
Proceeds from issuance of stock for share based compensation arrangements	489,180	146,959	119,619
Change in cash overdraft	(5,399)	(11,860)	(9,639)
Excess tax benefit from stock options	69,666	31,682	—
Proceeds from borrowings	1,512,913	17,694	10,503
Repayments of borrowings	(12,042)	(12,617)	—
Repayments of long-term debt	(6,563)	—	(746,416)
Obligation under securities lending	208,209	—	—

Net cash flows used in financing activities	(735,220)	(148,410)	(948,523)

Net increase (decrease) in cash and cash equivalents	(1,157)	93,085	358,721
Effect of exchange rate changes on cash and cash equivalents	(558)	124	—

Cash and cash equivalents, beginning of the year	661,377	568,168	209,447

Cash and cash equivalents, end of the year	$659,662	$661,377	$568,168

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$35,439	$—	$38,018
Income taxes	$251,928	$397,931	$90,068
Non-cash financing activity:
Conversion of subordinated notes to common and treasury stock	$38,986	$—	$143,767
Issuance of notes to Fumedica	$—	$39,196	$—

See Note 1, Business Overview and Summary of Significant Accounting Policies, for a discussion of non-cash securities lending activities that occurred during the period.

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
	Convertible				Additional	Other	Deferred				Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Stock-Based	Accumulated	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Compensation	Deficit	Shares	Amount	Equity
	(In thousands, except share amounts)

Balance, December 31, 2004	8	$—	345,466	$173	$8,184,979	$(6,767)	$(36,280)	$(801,094)	(8,766)	$(514,610)	$6,826,401

Comprehensive income:
Net income								160,711			160,711
Unrealized losses on securities available for sale, net of tax of $1,506						(2,622)					(2,622)
Unrealized gains on foreign currency forward contracts, net of tax of $6,342						10,798					10,798
Translation adjustment						(15,319)					(15,319)

Total comprehensive income											153,568

Issuance of common stock under restricted stock plan			1	—	23		(23)				—
Issuance of common stock from conversion of subordinated notes payable due 2019			730	—	8,425						8,425
Issuance of treasury stock from conversion of subordinated notes payable due 2019								(235,811)	5,079	294,777	58,966
Issuance of treasury stock under restricted stock plan							(56,254)	6,403	839	49,851	—
Issuance of treasury stock under stock option and stock purchase plans								(151,853)	4,612	271,472	119,619
Forfeiture of common stock under restricted stock plan			(485)	—	(26,140)		26,140				—
Repurchase of common stock for treasury, at cost									(7,515)	(324,250)	(324,250)
Amortization of deferred stock compensation, net of forfeitures							23,523				23,523
Compensation expense related to share-based payments					14,259						14,259
Tax benefit from share-based payments					25,365						25,365

Balance, December 31, 2005	8	$—	345,712	$173	$8,206,911	$(13,910)	$(42,894)	$(1,021,644)	(5,751)	$(222,760)	$6,905,876

Comprehensive income:
Net income								217,511			217,511
Unrealized gains on securities available for sale, net of tax of $3,062						4,793					4,793
Unrealized gains on foreign currency forward contracts, net of tax of $236						510					510
Translation adjustment						31,205					31,205

Total comprehensive income											254,019

Unrealized losses on pension benefit obligation, net of tax of $437						(743)					(743)
Repurchase of common stock for treasury, at cost									(7,479)	(320,268)	(320,268)
Issuance of treasury stock under stock option and stock purchase plans					(30,360)			(56,694)	5,767	223,373	136,319
Forfeiture of common stock under restricted stock plan			(75)	—
Amortization of deferred stock compensation, net of forfeitures							229				229
Deferred stock compensation adjustment for FAS 123R					(42,665)		42,665				—
Compensation expense related to share-based payments					131,539						131,539
Tax benefit from share-based payments					42,807						42,807

Balance, December 31, 2006	8	$—	345,637	$173	$8,308,232	$21,855	$—	$(860,827)	(7,463)	$(319,655)	$7,149,778

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

						Accumulated
	Convertible				Additional	Other	Deferred				Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Stock-Based	Accumulated	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Compensation	Deficit	Shares	Amount	Equity

Comprehensive income:
Net income								638,172			638,172
Unrealized gains on securities available for sale, net of tax of $3,984						9,124					9,124
Unrealized loss on foreign currency forward contracts, net of tax of $2,263						(3,962)					(3,962)
Unrealized gains on pension benefit obligation, net of tax of $370						2,421					2,421
Translation adjustment						49,808					49,808

Total comprehensive income											695,563

Repurchase and retirement of common stock pursuant to tender offer (Note 20)			(56,424)	(29)	(2,991,155)						(2,991,184)
Issuance of treasury stock from conversion of subordinated notes payable								(83,682)	2,850	119,795	36,113
Issuance of common stock from conversion of subordinated notes payable			182	—	2,371						2,371
Issuance of treasury stock under stock option and stock purchase plans								(33,824)	2,994	135,720	101,896
Issuance of common stock under stock option and stock purchase plans			8,017	4	386,928						386,932
Issuance of treasury stock under stock award plans					(48,292)			135	465	18,076	(30,081)
Issuance of common stock under stock award plans			45	—	(2,744)			(676)			(3,420)
Forfeiture of common stock under restricted stock plan			(16)	—				2,378	(50)	(2,378)	—
Compensation expense related to share-based payments					128,101						128,101
Tax benefit from share-based payments					67,227						67,227
Cumulative effect adjustment from adoption of FIN 48					(10,583)			1,585			(8,998)
Treasury stock reclassifications			(1,743)	(1)	(33,014)			(15,430)	1,204	48,442	(3)

Balance, December 31, 2007	8	$—	295,698	$147	$5,807,071	$79,246	$—	$(352,169)	—	$—	$5,534,295

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business Overview and Summary of Significant Accounting Policies

Overview

Biogen Idec Inc. is an international biotechnology company that creates new standards of care in therapeutic areas with high unmet medical needs. We currently market four products: AVONEX®, RITUXAN®, TYSABRI® and FUMADERM®.

Principles of Consolidation

The consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries and of our joint ventures in Italy and Switzerland. In accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46(R), we consolidate variable interest entities in which we are the primary beneficiary. For such consolidated entities in which we own less than a 100% interest, we record minority interest in our statement of income for the ownership interest of the minority owner. All material intercompany balances and transactions have been eliminated in consolidation.

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

Translation of Foreign Currencies

The functional currency for most of our foreign subsidiaries is their local currency. Assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average exchange rates for the period. Adjustments resulting from the translation of the financial statements of our foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income, a separate component of shareholders’ equity.

Foreign exchange transaction gains and losses are included in the results of operations in other income (expense), net. We had net foreign exchange gains of $3.0 million and $4.9 million in 2007 and 2006, respectively, and foreign exchange losses of $8.7 million in 2005.

Cash and Cash Equivalents

We consider only those investments which are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, due from unconsolidated joint business, other current assets, accounts payable, and accrued expenses and other, approximate fair value due to their short-term maturities. Our marketable securities and strategic investments, substantially all of which are available-for-sale, are carried at fair value based on quoted market prices.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of our foreign currency forward contracts are based on quoted market prices or pricing models using current market rates.

Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. Included in inventory are raw materials used in the production of pre-clinical and clinical products,which are charged to research and development expense when consumed.

The components of inventories are as follows (in millions):

	December 31,
	2007	2006

Raw materials	$46.4	$45.7
Work in process	155.4	105.3
Finished goods	32.2	18.1

	$234.0	$169.1

Capitalization of Inventory Costs

We capitalize inventory costs associated with our products prior to regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. We consider numerous attributes in evaluating whether the costs to manufacture a particular product should be capitalized as an asset. We assess the regulatory approval process and where the product stands in relation to that approval process including any known constraints and impediments to approval, including safety, efficacy and potential labeling restrictions. We evaluate our anticipated research and development initiatives and constraints relating to the particular product and the indication in which it will be used. We consider our manufacturing environment including our supply chain in determining logistical constraints that could possibly hamper approval or commercialization. We consider the shelf life of the product in relation to the expected timeline for approval and we consider patent related or contract issues that may prevent or cause delay in commercialization. We are sensitive to the significant commitment of capital to scale up production and to launch commercialization strategies. We also base our judgment on the viability of commercialization, trends in the marketplace and market acceptance criteria. Finally, we consider the reimbursement strategies that may prevail with respect to the product and assess the economic benefit that we are likely to realize. We expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies. As of December 31, 2007 and 2006, the carrying value of our inventory did not include any costs associated with products that had not yet received regulatory approval.

In 2007 and 2006, we conducted process validation runs in our facility in Cambridge, MA to establish manufacturing capabilities for the ZEVALIN product. In connection with those process validation runs, we have capitalized approximately $12.9 million of ZEVALIN product costs in our Consolidated Balance Sheet as of December 31, 2007, based on our expectation that the FDA will approve the manufacturing process and related inventory.

TYSABRI

We manufactured TYSABRI during the first and second quarters of 2005 and completed our scheduled production of TYSABRI during July 2005. Because of the uncertain future commercial availability of TYSABRI at the time, and our inability to predict to the required degree of certainty that TYSABRI inventory would be realized in commercial sales prior to the expiration of its shelf life, we expensed $23.2 million of costs related to the manufacture of TYSABRI to cost of sales. At the time of production, the inventory was believed to be commercially

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

saleable. As we worked with clinical investigators to understand the possible risks of progressive multifocal leukoencephalopathy, or PML, we charged the costs related to the manufacture of TYSABRI to research and development expense. As a result, we expensed $21.5 million related to the manufacture of TYSABRI to research and development expense during 2005. At December 31, 2005, there was no carrying value of TYSABRI inventory on our consolidated balance sheet.

In the first quarter of 2006, in light of expectations of the re-introduction of TYSABRI, we began a new manufacturing campaign. The costs associated with this campaign were capitalized in accordance with our policy. On June 5, 2006, the U.S. Food and Drug Administration, or FDA, approved the reintroduction of TYSABRI as a monotherapy treatment for relapsing forms of multiple sclerosis, or MS, to slow the progression of disability and reduce the frequency of clinical relapses. On June 29, 2006, we and Elan Corporation plc, or Elan, announced the European Medicines Agency’s, or EMEA’s, approval of TYSABRI as a similar treatment. In July 2006, we began to ship TYSABRI in both the United States and Europe.

We had product on hand that was written-down in 2005 due to the uncertainties surrounding the TYSABRI suspension, but which was subsequently used to fill orders in 2007 and 2006. As a result, in 2007 and 2006, we recognized lower than normal cost of sales and, therefore, higher margins. For 2007 and 2006, cost of sales was approximately $12.6 million and $2.6 million lower due to the sale of TYSABRI inventory that had been written-off. All TYSABRI inventory that had been previously written-off had been shipped at December 31, 2007.

Inventory Write-Offs

We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual realizable value is less than that estimated by us, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required.

Our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. Periodically, certain batches or units of product may no longer meet quality specifications or may expire. As a result, included in cost of sales were write-downs of commercial inventory that did not meet quality specifications or that became obsolete due to dating expiration. In all cases product inventory is written-down to its estimated net realizable value.

We have written-down the following unmarketable inventory, which was charged to cost of sales (in millions):

	Year Ended December 31,
	2007	2006	2005

AVONEX	$11.1	$4.4	$12.0
TYSABRI	4.0	2.9	23.2
FUMADERM	0.1	—	—
AMEVIVE®	0.1	2.4	30.3
ZEVALIN®	6.3	3.3	10.1

	$21.6	$13.0	$75.6

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The write-downs were the result of the following (in millions):

	Year Ended December 31,
	2007	2006	2005

New components for alternative presentations	$—	$—	$8.4
Failed quality specifications	12.0	11.2	23.1
Excess and/or obsolescence	9.6	1.8	20.9
Costs for voluntary suspension of TYSABRI	—	—	23.2

	$21.6	$13.0	$75.6

Marketable Securities and Investments

Marketable Securities, including Strategic Investments

Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and U.S. government instruments, asset backed securities and other readily marketable debt instruments. We limit the amount of investment exposure as to institution, maturity and investment type. At December 31, 2007, substantially all of these securities were classified as “available-for-sale” in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115. All available-for-sale securities are recorded at fair market value and unrealized gains and losses, to the extent deemed temporary, are included in accumulated other comprehensive income in shareholders’ equity, net of related tax effects. Realized gains and losses are reported in other income (expense) net. Declines in value judged to be other than temporary on available for sale securities are reported in other income (expense) net. This includes losses due to changes in credit quality or interest rates judged to be other-than-temporary, including changes resulting from the disruption in the capital markets during 2007 (which were not significant). Valuation of available-for-sale securities for purposes of determining the amount of gains and losses is based on the specific identification method.

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

Non-Marketable Securities

We also invest in equity securities of companies whose securities are not publicly traded and where fair value is not readily available. These investments are recorded using either the cost method or the equity method of accounting, depending on our percentage ownership interest and other factors which may indicate the existence of significant influence, as required by Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, or APB 18. We monitor these investments to evaluate whether any decline in their value has occurred that would be other than temporary, based on the implied value from any recent rounds of financing completed by the investee, market prices of comparable public companies, and general market conditions.

Securities lending

We loan certain securities from our portfolio to other institutions. Such securities are classified as loaned securities on the accompanying consolidated balance sheet. Collateral for the loaned securities, consisting of cash or other securities is maintained at a rate of approximately 102% of the market value of each loaned security. We held cash as collateral in the amount of $208.2 million as of December 31, 2007. The cash collateral is recorded as

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash collateral received for loaned securities on the consolidated balance sheet. We have a current obligation to return the collateral which is reflected as collateral received on loaned securities on the accompanying consolidated balance sheet. Income received from lending securities is recorded in other income (expense), net.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Depreciation is generally calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful life or the term of the respective lease. Maintenance costs are expensed as incurred. Buildings and building components are depreciated over estimated useful lives ranging from 15 to 40 years, machinery and equipment from 6 to 15 years, furniture and fixtures for 7 years and computer software and hardware from 3 to 5 years. Interest costs incurred during the construction of major capital projects are capitalized in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Costs, or SFAS 34. The interest is capitalized until the underlying asset is ready for its intended use, at which point the interest cost is amortized as interest expense over the life of the underlying asset. We capitalize certain direct and incremental costs associated with the validation effort required for licensing by the FDA of manufacturing equipment for the production of a commercially approved drug. These costs include primarily direct labor and material and are incurred in preparing the equipment for its intended use. The validation costs are amortized over the life of the related equipment.

Intangible Assets, excluding Goodwill

Our intangible assets consist of patents, trademarks and tradenames, core technology, licenses, assembled workforce and distribution rights, the majority of which arose in connection with the Merger. These intangible assets were recorded at fair value and are stated net of accumulated amortization and impairments.

Intangible assets related to patents, core technology, licenses, assembled workforce and distribution rights are amortized over their remaining estimated useful lives, ranging from 2 to 20 years. Our amortization policy for intangible assets is based on the principles in Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which requires the amortization of intangible assets reflect the pattern that the economic benefits of the intangible asset are consumed. We believe the economic benefit of our core technology is consumed as revenue is generated from our AVONEX product. Every year during the third quarter we complete our long range planning cycle, which includes an analysis of the anticipated product sales of AVONEX. The results of this forecast serve as the basis for our assumptions used in the economic consumption amortization model for our core technology intangible assets. Although we believe our process has allowed us to reliably determine our best estimate of the pattern in which we will consume the economic benefits of the core technology intangible assets, we also believe that this model could result in deferring amortization charges to future periods in certain instances, including the impact of continued sales of the product at a nominal level after patent expiration. Consequently, in establishing our methodology, we considered models that would prevent deferring amortization charges to future periods such as the model described in paragraph 8 of Statement of Financial Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, or SFAS 86. In order to ensure amortization charges are not unreasonably deferred to future periods, we use the straight-line method to determine the minimum annual amount of amortization expense, or the minimum. The long range planning process determines whether amortization will be based on an economic consumption or the minimum and, thus, the amount of amortization for the next four quarters.

Intangible assets related to trademarks and tradenames have indefinite lives, and as a result are not amortized, but are subject to review for impairment. We review our intangible assets with indefinite lives for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

Long-lived assets to be held and used, including property plant and equipment, intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell.

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

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. We also recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense.

Derivatives and Hedging Activities

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, requires that all derivatives be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or accumulated other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We assess, both at inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows of hedged items. We also assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings to the extent significant. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in current earnings.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, or SFAS 130, requires us to display comprehensive income (loss) and its components as part of our financial statements. Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes changes in equity that are excluded from net income, such as foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments, and, effective December 31, 2006, the unfunded amount of our postretirement and pension plans. All of these changes in equity are reflected net of tax.

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

Revenues from product sales are recognized when title and risk of loss have passed to the customer, which is typically upon delivery. However, sales of TYSABRI in the U.S. are recognized on the “sell-through” model, that is, upon shipment of the product by Elan to its third party distributor rather than upon shipment to Elan. The timing of distributor orders and shipments can cause variability in earnings.

Revenues are recorded net of applicable allowances for trade term discounts, wholesaler incentives, Medicaid rebates, Veteran’s Administration, or VA, rebates, managed care rebates, product returns and other applicable allowances.

TYSABRI

Subsequent to the re-introduction of TYSABRI for sale in the U.S. and approval for sale in Europe, we began to ship TYSABRI into both regions in the third quarter of 2006. We manufacture TYSABRI and collaborate with Elan on the product’s marketing, distribution and on-going development activities. The collaboration agreement with Elan is designed to effect an equal sharing of profits and losses generated by the activities of the collaboration between us and Elan. Under our agreement with Elan, however, in the event that sales of TYSABRI exceed specified thresholds, Elan is required to make milestone payments to us in order to continue sharing equally in the collaboration’s results.

In the U.S., we sell TYSABRI to Elan who sells the product to third party distributors. We and Elan co-market the product. The sales price to Elan in the U.S. is set at the beginning of each quarterly period to effect an equal sharing of the gross margin between Elan and us. In addition, both parties share equally in the operating costs, which include research and development, selling, general and administrative expenses and other similar costs. Elan’s reimbursement of TYSABRI operating costs is reflected as a reduction of the respective costs within our consolidated statement of income. Sales of TYSABRI to Elan are reported as revenues and are recognized upon Elan’s shipment of the product to third party distributors, at which time all revenue recognition criteria have been

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

met. As of December 31, 2007 and 2006, we had deferred revenue of $9.0 million and $5.0 million, respectively, for shipments to Elan that remained in Elan’s ending inventory.

For sales outside the U.S., we are responsible for distributing TYSABRI to customers and are primarily responsible for all operating activities. Both parties share equally in the operating results of TYSABRI operations outside the U.S. Sales of TYSABRI are reported as revenue and are recognized at the time of shipment of product to our customer, as all revenue recognition criteria have been met. Payments to or from Elan for their share of collaboration net operating profits or losses relating to sales outside the U.S. are reflected in the collaboration profit (loss) sharing line in our consolidated statement of income. For 2007 and 2006, we provided and received net payments of $14.1 million and ($9.7) million, respectively, related to reimbursements made in connection with this arrangement.

Prior to the suspension of TYSABRI in 2005, we shipped product to Elan in the U.S. and recognized revenue in accordance with the policy described above. As a result of the suspension of TYSABRI, we deferred $14.0 million in revenue from Elan related to TYSABRI product that Elan had not yet shipped to third party distributors. This amount was paid by Elan during 2005 and was recognized as revenue during 2006, when the uncertainty about the ultimate disposition of the product was eliminated.

Reserves for Discounts and Allowances

We establish reserves for trade term discounts, wholesaler incentives, Medicaid rebates, VA rebates, managed care rebates, product returns and other applicable allowances and in 2006 and 2005, patient assistance and patient replacement goods. Such reserves are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer).

Effective January 1, 2007, we changed the manner in which we administer our patient assistance and patient replacement goods programs. Prior to January 1, 2007, AVONEX product shipped for these programs was invoiced and recorded as gross product revenue and an offsetting provision for discount and returns was recorded for expected credit requests from the distributor that administers these programs on our behalf. Effective January 1, 2007, we entered into a new arrangement with a distributor, which established a consignment sales model. Under the new arrangement, gross revenue is not recorded for product shipped to satisfy these programs, and cost of sales is recorded when we ship the product.

An analysis of the amount of, and change in, reserves is as follows (in millions):

		Contractual
	Discounts	Adjustments	Returns	Total

2007
Beginning Balance	$12.7	$30.5	$17.8	$61.0
Current provisions relating to sales in current year	45.7	113.1	17.1	175.9
Adjustments relating to prior years	—	(7.9)	5.0	(2.9)
Payments/returns relating to sales in current year	(39.4)	(72.3)	(0.4)	(112.1)
Payments/returns relating to sales in prior years	(12.6)	(30.3)	(19.1)	(62.0)
Other adjustments	—	—	—	—

Ending Balance	$6.4	$33.1	$20.4	$59.9

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Contractual
	Discounts	Adjustments	Returns	Total

2006
Beginning Balance	$11.6	$35.7	$2.3	$49.6
Current provisions relating to sales in current year	102.9	96.4	31.6	230.9
Adjustments relating to prior years	—	(3.1)	7.1	4.0
Payments/returns relating to sales in current year	(90.2)	(63.1)	(16.1)	(169.4)
Payments/returns relating to sales in prior years	(11.6)	(35.4)	(12.5)	(59.5)
Other adjustments	—	—	5.4	5.4

Ending Balance	$12.7	$30.5	$17.8	$61.0

2005
Beginning Balance	$7.8	$18.4	$5.2	$31.4
Current provisions relating to sales in current year	106.5	92.8	18.5	217.8
Adjustments relating to prior years	—	1.0	7.5	8.5
Payments/returns relating to sales in current year	(94.9)	(57.5)	(16.2)	(168.6)
Payments/returns relating to sales in prior years	(7.8)	(19.0)	(12.7)	(39.5)

Ending Balance	$11.6	$35.7	$2.3	$49.6

The total reserves above were included in the consolidated balance sheet as follows (in millions):

	Reduction of	Current
As of December 31,	Accounts Receivable	Liability	Total

2007	$28.5	$31.4	$59.9
2006	$30.2	$30.8	$61.0

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

Discounts

Discount reserves include trade term discounts, wholesaler incentives and, in 2006 and 2005, patient assistance.

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

In 2006 and 2005, patient assistance reserves were established to cover no-charge product that we distribute to qualifying patients under our indigent program, Patient Access. The program is administered through one of our distribution partners, who ship product for qualifying patients from their own inventory that was purchased from us. In 2006 and 2005, the distributor received a credit at the end of each period for product that was administered during the period. An accrual was established through a reduction of product revenues for sales made to the distributor which we estimated may be used to administer our patient assistance program. We determined this reserve based on our experience with the activity under the program. Effective January 1, 2007, gross revenue and the related reserves are not recorded on product shipped under this program.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual Adjustments

Contractual adjustment reserves relate to Medicaid, VA and managed care rebates and other applicable allowances.

Medicaid rebates reserves relate to our estimated obligations to states under established reimbursement arrangements. Rebate accruals are recorded in the same period the related revenue is recognized resulting in a reduction of product sales revenue and the establishment of a liability. Rebate amounts are generally determined at the time of claim to the state, and we generally make cash payments for such amounts within a few weeks of receiving billings from the state.

VA rebates or chargeback reserves represent our estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices we charge the wholesalers which provide those products. The wholesaler charges us for the difference between what the wholesaler pays for the products and the ultimate selling price to the qualified healthcare providers. Rebate accruals are established in the same period as the related revenue is recognized resulting in a reduction in product sales revenue. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider, and we generally issue credits for such amounts within a few weeks of receiving notification from the wholesaler.

Managed care rebates reserves represent our estimated obligations to third parties, primarily pharmacy benefit managers. Rebate accruals are recorded in the same period the related revenue is recognized resulting in a reduction to product sales revenue and the establishment of a liability which is included in other accrued liabilities. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth. The calculation of the accrual for these rebates is based on an estimate of the customer’s buying patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period.

Returns

Allowances for product returns are established for returns made by wholesalers and patients. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. We also accept returns from our patients for various reasons.

Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales revenue. The patient return program is administered by the same distribution partner as the patient assistance program. As noted above, in 2006 and 2005, revenue related to product sold to this distribution partner that is used to satisfy patient returns was fully reserved. The majority of wholesaler returns are due to product expiration. Expired product return reserves are estimated through a comparison of historical return data to their related sales on a production lot basis. Historical rates of return are determined for each product and are adjusted for known or expected changes in the marketplace specific to each product. As noted above, in 2007, pursuant to the change in the way we administered our patient assistance program, revenue is no longer recorded under this program.

During the second quarter of 2006, we recorded an increase in our allowance for expired products of $12.3 million to correct for prior period errors. This increase in the allowance was recorded through an out of period reduction in net product revenue of $6.9 million and an increase in goodwill of $5.4 million. We identified and quantified the errors through an analysis of the historical rate for returns based on volumes of returns and the amount of credit granted to the returning distributors in past periods. At the time of the Merger with Biogen, Inc. in 2003, Biogen, Inc. had understated its allowance for expired product by an estimated $5.4 million due to an incorrect methodology applied in calculating its reserve balance. Had we identified this error at the time of the Merger, the recorded goodwill would have been approximately $5.4 million higher than has been previously reflected. Biogen, Inc.’s methodology was in error because it did not utilize known information in determining critical assumptions used in the basis of calculation. Our application of this incorrect methodology in the post-Merger period resulted in understating this reserve by an additional $6.9 million. In all cases, the correctly

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

calculated rate of return is less than one percent of related gross product revenues. We have determined that the out of period correction of this error in 2006 is not material to our reported results. Additionally, we have determined that the error at the merger date is not material to any prior period balance sheet amounts and the error in the post-merger period is not material to any prior period reported results.

Other

Bad debt reserves are based on our estimated uncollectible accounts receivable. Given our historical experiences with bad debts, combined with our credit management policies and practices, we do not presently maintain significant bad debt reserves. The amount of such reserves as of December 31, 2007, and 2006, was $0.8 million, and $1.7 million, respectively.

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

Research and Development Expenses

Research and development expenses consist of upfront fees and milestones paid to collaborators and expenses incurred in performing research and development activities including salaries and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Research and development expenses are expensed as incurred. We have entered into certain research agreements in which we share expenses with our collaborator. We have entered into other collaborations where we

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are reimbursed for work performed on behalf of our collaborative partners. We record the expenses for such work as research and development expenses. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments by the collaborator for their share of the development effort as a reduction of research and development expense. If the arrangement is a reimbursement of research and development expenses, we record the reimbursement as corporate partner revenue.

FIN 46(R)

Under FIN 46(R), we consolidate variable interest entities for which we are the primary beneficiary. For such consolidated entities in which we own less than a 100% interest, we record minority interest in our statement of income for the current results allocable to the outside equity interests. FIN 46(R) impacts the way we account for certain collaborations and future events may result in our consolidation of companies or related entities with which we have a collaborative arrangement. The consolidation of variable interest entities may have a material effect on our financial condition and/or results of operation in future periods.

Acquired In-Process Research and Development

IPR&D represents the fair value assigned to research and development projects that we acquire that have not been completed at the date of acquisition and which have no future alternative use. Accordingly, the fair value of such projects is recorded as in process research and development expense as of the acquisition date.

The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to present value. The revenue and costs projections used to value IPR&D were, as applicable, reduced based on the probability of developing a new drug. Additionally, the projections considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on management’s estimates of cost of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections described above.

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

Earnings per Share

We calculate earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, or SFAS 128, and EITF 03-06, Participating Securities and the Two — Class Method Under SFAS 128, or EITF 03-06. SFAS 128 and EITF 03-06 together require the presentation of “basic” earnings per share and “diluted” earnings per share.

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

Until December 31, 2005, we applied APB Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, in accounting for our plans and applied Statement of Financial Accounting Standards No. 123, Accounting for Stock Issued to Employees, or SFAS 123, as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, or SFAS 148, for disclosure purposes only. The SFAS 123 disclosures included pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Stock-based compensation issued to non-employees was accounted for in accordance with SFAS 123 and related interpretations.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments, or SFAS 123(R), which replaced SFAS 123 and superseded APB 25. SFAS 123(R) requires compensation cost relating to share-based payment transactions to be recognized in the financial statements using a fair-value measurement method. Under the fair value method, the estimated fair value of awards is charged against income over the requisite service period, which is generally the vesting period. We selected the modified prospective method as prescribed in SFAS 123(R) and, therefore, prior periods were not restated. Under the modified prospective application, SFAS 123(R) was applied to new awards granted in 2006, as well as to the unvested portion of previously granted share-based awards for which the requisite service had not been rendered as of December 31, 2005. Where awards are made with non-substantive vesting periods (for instance, where a portion of the award vests upon retirement eligibility), we estimate and recognize expense based on the period from the grant date to the date on which the employee is retirement eligible. For our ESPP, we apply a graded vesting approach because the ESPP provides for multiple purchase periods and is, in substance, a series of linked awards.

The fair value of the stock option grants is based on estimates as of the date of grant using a Black-Scholes option valuation model. The fair value of all time vested restricted units and restricted stock is based on the market value of our stock on the date of grant. Compensation expense for restricted stock and restricted stock units, including the effect of forfeitures, is recognized over the applicable service period. The fair value of performance based stock units is based on the market price of our stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the outcome of performance-related conditions until the vesting dates. For certain performance based stock units, we apply a graded vesting approach and the fair value is based on the market price on the date of the vesting.

Change in Accounting Principle Related to Accounting for Tax Effects of Share-based Payment Awards

In November 2005, the FASB issued FASB Staff Position FAS 123(R) – 3, Transition Election Related to Accounting for Tax Effects of Share-based Payment Awards, or FSP FAS 123(R) – 3. In accordance with FSP FAS 123(R) – 3, entities can choose to follow either the transitional guidance of SFAS 123(R) or the alternative transition method described in FSP FAS 123(R) – 3. Effective in the fourth quarter of 2006, we elected to adopt the alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool, or APIC pool or windfall, related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee-stock based compensation awards that are outstanding upon adoption of SFAS 123(R). Electing the

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

alternative transition method constitutes a change in accounting principle, which requires retrospective application to the 2006 quarterly financial statements.

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

Assets Held for Sale

We consider certain real property and certain other miscellaneous assets as held for sale when they meet the criteria set out in Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS 144.

As of December 31, 2007, there were no assets held for sale on the accompanying consolidated balance sheet. As of December 31, 2006, assets held for sale were $9.3 million that comprised certain land and real property in San Diego, CA. that was sold in 2007, as described in Note 24, Facility Impairments and Loss (Gain) on Dispositions. Assets held for sale are included in other current assets in the accompanying consolidated balance sheets.

2.	Acquisitions and Dispositions

Syntonix Pharmaceuticals, Inc.

In January 2007, we acquired 100% of the stock of Syntonix Pharmaceuticals, Inc., or Syntonix, a privately held biopharmaceutical company based in Waltham, Massachusetts. Syntonix focuses on discovering and developing long-acting therapeutic products to improve treatment regimens for chronic diseases, and is engaged in multiple pre-clinical programs in hemophilia. The purchase price was $44.4 million, including transaction costs, and could increase to as much as $124.4 million if certain development milestones with respect to Syntonix’s lead product, long acting recombinant Factor IX, a proprietary long-acting factor IX product for the treatment of hemophilia B, are achieved. The purpose of the acquisition was to enhance our pipeline and to expand into additional specialized markets.

The acquisition was funded from our existing cash on hand and was accounted for as an asset acquisition as Syntonix is a development-stage company. As a result of the acquisition we obtained the rights to the in-process technology of the Fc-fusion technology platform. Syntonix has two programs in development using the Fc-fusion platform, long acting recombinant Factor IX and long acting recombinant Factor VIII. Syntonix’s lead product, long acting recombinant Factor IX, is a proprietary long-acting factor IX product for the treatment of hemophilia B. Syntonix filed an investigational new drug application with the Food and Drug Administration, or FDA, for long acting recombinant Factor IX in 2007. Long acting recombinant Factor VIII is a product for the treatment of hemophilia A and is approximately two years from filing of the investigational new drug application with the FDA.

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

$44.4

The purchase price included $2.0 million in loan forgiveness and $0.7 million in transaction fees. In addition, $0.3 million of severance charges were accrued as a result of the acquisition.

The amount allocated to IPR&D relates to the development of long acting recombinant Factor IX and long acting recombinant Factor VIII, which are in a development stage. We expect to incur an additional $37.5 million to complete long acting recombinant Factor IX and an additional $43.8 million to complete long acting recombinant Factor VIII. The estimated revenues from long acting recombinant Factor IX and long acting recombinant Factor VIII are expected to be recognized beginning in 2012 and 2014, respectively. A discount rate of 13% was used to value these projects, which we believe to be commensurate with the stage of development and the uncertainties in the economic estimates described above. At the date of acquisition, these compounds had not reached technological feasibility and had no alternative future use. Accordingly, $18.4 million in IPR&D was expensed upon acquisition.

Upon acquisition, we recognized a deferred tax asset of $27.8 million.. The deferred tax asset included approximately $12.8 million of net operating loss and research credit carryovers that will be utilized prior to applicable expiration dates, as well as approximately $15.3 million of other deferred tax assets primarily related to start-up and research expenditures that have been capitalized for tax purposes and will be amortized over the next several years.

Future contingent consideration payments, if any, will be recorded as IPR&D. The total revenue, operating income (loss) and net income (loss) pro forma impacts of the acquisition for the years ended December 31, 2007 and 2006 were not material.

Zevalin

In December 2007, we sold the U.S. marketing, sales, manufacturing and development rights of ZEVALIN to Cell Therapeutics, Inc., or CTI, for an upfront purchase price of $10.0 million and up to an additional $20.0 million in milestone payments. In addition, we also will receive royalty payments on future sales of ZEVALIN. As part of the overall arrangement, we have entered into a contract with CTI to supply ZEVALIN product through 2014 and a related services and security agreement under which CTI has agreed to reimburse us for costs incurred in an ongoing randomized clinical trial for ZEVALIN with respect to aggressive non-Hodgkin’s lymphoma. The $10.0 million upfront payment will be recognized in our results of operations over the term of the supply agreement.

Fumapharm

In June 2006, we completed the acquisition of 100% of the stock of Fumapharm, a privately held pharmaceutical company based in Switzerland that develops therapeutics derived from fumaric acid esters. As part of the acquisition, we acquired FUMADERM, a commercial product available in Germany for the treatment of psoriasis, and BG-12, a clinical-stage compound being studied for the treatment of MS and psoriasis that was being jointly developed by Fumapharm and us. The purpose of this acquisition was to support our goal of developing innovative therapeutic options for people living with MS.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of the acquisition, we agreed to pay $220.0 million, of which $218.0 million was paid at closing and $2.0 million will be retained until July 31, 2008 as partial coverage for any losses incurred as a result of any breach of representations and warranties. We agreed to additional payments of $15.0 million upon achievement of certain regulatory approvals, and additional payments in the event that annual and cumulative sales targets, as defined, are achieved.

The acquisition was funded from our existing cash on hand and has been accounted for as a business combination. Assets and liabilities assumed have been recorded at their fair values as of the date of acquisition. The results of operations for Fumapharm are included from the date of acquisition. Our purchase price allocation for the acquisition is set forth below (in millions):

Current assets	$6.5
In process research and development	207.4
Core technology	16.9
Developed technology	9.5
Goodwill	18.5
Other assets	1.2
Deferred tax liabilities	(2.8)
Other liabilities	(2.7)

$254.5

Consideration and Gain
Consideration	$220.0
Gain on settlement of pre-existing license agreement	34.2
Transaction costs	0.3

$254.5

The purchase price allocation was completed during the fourth quarter of 2006.

The amount allocated to IPR&D projects relates to the development of BG-12. BG-12 had recently received positive results from a Phase 2 study of its efficacy and safety for patients with relapsing-remitting MS and, subsequent to the acquisition, we initiated Phase 3 clinical trials. Since the acquisition in June of 2006, we have incurred $56.3 million in research and development costs. We expect to incur approximately an additional $111 million to complete the development of BG-12. The estimated revenues from BG-12 are expected to be recognized beginning in 2011. A discount rate of 12% was used to value the project, which we believe to be commensurate with the stage of development and the uncertainties in the economic estimates described above. At the date of acquisition, the development of BG-12 had not yet reached technological feasibility, and the research and development in progress had no alternative future use. Accordingly, $207.4 million in IPR&D was expensed in 2006.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the assets acquired, a gain of $34.2 million was recognized coincident with the acquisition of Fumapharm in accordance with EITF 04-1, Accounting for Preexisting Relationships between the Parties to a Business Combination. The gain related to the settlement of a preexisting license agreement between Fumapharm and us. The license agreement in question had been entered into in October 2003 and required us to make payments to Fumapharm of certain royalty amounts. The market rate for such payments was determined to have increased due, principally, to the increased technical feasibility of BG-12. The gain primarily relates to the difference between i) the royalty rates at the time the agreement was entered into as compared to ii) the expected higher royalty rates that would result at the time the agreement was effectively settled by virtue of our acquisition of Fumapharm.

Future contingent consideration payments, if any, will be accounted for as increases to goodwill. The total revenue, operating income (loss) and net income (loss) impacts of the acquisition for the years ended December 31, 2006 and 2005 were not material.

Conforma

In May 2006, we completed the acquisition of 100% of the stock of Conforma, a privately-held development stage biopharmaceutical company based in California that focused on the design and development of drugs for the treatment of cancer. The goal of this acquisition was to enable us to broaden our therapeutic opportunities in the field of oncology.

We acquired all of the issued and outstanding shares of the capital stock of Conforma for $150.0 million, paid at closing. Of this amount, $15.0 million has been escrowed by the sellers pending satisfaction of customary representations and warranties made by Conforma. Up to an additional $100.0 million could be payable to the sellers upon the achievement of certain future development milestones. Additionally, $0.5 million in transaction costs were incurred and loans of approximately $2.3 million were made to certain non-officer employees of Conforma, which are included in other assets in the accompanying consolidated balance sheet. Such loans are fully collateralized and were made for the purpose of assisting the employees in meeting their tax liabilities.

The acquisition was funded from our existing cash on hand and was accounted for as an asset acquisition as Conforma is a development-stage company. As a result of the acquisition, we obtained the rights to two compounds in Phase 1 clinical trials: CNF1010, a proprietary form of the geldanamycin derivative 17-AAG; and CNF2024, or HSP90i, a totally synthetic, orally bioavailable heat shock protein 90 inhibitor.

The results of operations of Conforma are included in our results from the date of acquisition. Our completed purchase price allocation for the acquisition is set forth below (in millions):

Current assets	$2.5
Fixed assets	0.8
Deferred tax asset	24.0
Assembled workforce	1.4
In process research and development	123.1
Current liabilities	(1.3)

$150.5

The amount allocated to IPR&D relates to the development of HSP90i, which is in Phase 1 clinical trials. Since the acquisition in June of 2006, we have incurred $22.9 million in research and development costs. We expect to incur approximately an additional $98 million to complete the development of HSP90i. The estimated revenues from HSP90i, if any, are expected to be recognized beginning in 2011. A discount rate of 12% was used to value the project, which we believe to be commensurate with the stage of development and the uncertainties in the economic estimates described above. At the date of acquisition, this compound had not reached technological feasibility and had no alternative future use. Accordingly, $123.1 million in IPR&D was expensed in 2006.

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

Future contingent consideration payments, if any, will be recorded as IPR&D. The total revenue, operating income (loss) and net income (loss) impacts of the acquisition for the years ended December 31, 2006 and 2005 were not material.

Fumedica Agreements

In December 2006, we entered into an agreement with Fumedica. Fumedica is a privately held pharmaceutical company based in Germany and Switzerland that maintains distribution rights to FUMADERM and to whom we were contingently obligated to make royalty payments with respect to a successful launch of BG-12 for psoriasis in Germany. Fumedica had the rights to distribute FUMADERM in Germany through April 2009. Under the terms of the agreement, we have obtained all distribution and marketing rights to FUMADERM effective May 2007. No royalty payments were due under the agreement and under the terms of the transition agreement, we will not be required to make any royalty payments to Fumedica if BG-12 is successfully launched for psoriasis in Germany.

In connection with this transaction, we committed to total payments of 61.4 million Swiss Francs ($50.5 million), which will be paid to Fumedica in varying amounts from June 2008 through June 2018. The present value of these payments was $39.2 million. The fair value of the acquired FUMADERM distribution rights was approximately $11.1 million. This amount has been capitalized and included in intangible assets and will be amortized over approximately two years beginning in May 2007, based on the remaining term of the distribution agreement. The fair value of terminating the pre-existing agreement was approximately $28.1 million. This amount has been expensed as it relates to a product that has not reached technological feasibility.

The present value of the payments due under the agreements will be accreted to future value at an interest rate of 5.75%, our incremental borrowing rate at the time of the acquisition.

The total revenue, operating income (loss) and net income (loss) impacts of the acquisition for the years ended December 31, 2006 and 2005 were not material.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities, including Strategic Investments

The following is a summary of marketable securities and investments (in millions):

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
December 31, 2007:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$178.3	$0.2	$(0.3)	$178.4
Non-current	309.7	3.5	(0.1)	306.3
U.S. Government securities
Current	192.5	0.2	(0.1)	192.4
Non-current	232.5	4.7	—	227.8
Other interest bearing securities
Current	6.1	—	—	6.1
Non-current	537.0	5.2	(0.5)	532.3

Total available-for-sale securities	$1,456.1	$13.8	$(1.0)	$1,443.3

Other Investments
Strategic investments, non-current	$16.8	$2.9	$(0.1)	$14.0

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
December 31, 2006:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$197.1	$—	$(0.7)	$197.8
Non-current	439.4	0.4	(3.2)	442.2
U.S. Government securities
Current	40.1	—	(0.2)	40.3
Non-current	270.3	0.3	(1.5)	271.5
Other interest bearing securities
Current	4.2	—	(0.1)	4.3
Non-current	702.5	1.6	(2.7)	703.6

Total available-for-sale securities	$1,653.6	$2.3	$(8.4)	$1,659.7

Other Investments
Strategic investments, non-current	$116.9	$8.6	$—	$108.3

The tables above include our loaned securities. In the years ended December 31, 2007 and 2005, we recognized $7.5 million and $3.1 million, respectively, in charges for the impairment of available-for-sale securities, other than strategic investments, that were determined to be other-than-temporary following a decline in value. No such charges were recognized in 2006.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The proceeds from maturities and sales of marketable securities, excluding strategic investments, which were primarily reinvested, and resulting realized gains and losses were as follows (in millions):

	Year Ended December 31,
	2007	2006	2005

Proceeds from maturities and sales	$3,154.3	$1,787.1	$1,782.1
Realized gains	$4.5	$1.9	$0.6
Realized losses	$4.9	$4.7	$9.0

The estimated fair value and amortized cost of securities, excluding strategic investments, available-for-sale by contractual maturity are as follows (in millions):

	December 31, 2007
	Estimated Fair Value	Amortized Cost

Due in one year or less	$376.6	$376.6
Due after one year through five years	544.3	536.2
Mortgage and other asset backed securities	535.2	530.5

Total	$1,456.1	$1,443.3

The average maturity of our marketable securities at December 31, 2007 and 2006 was 15 months and 18 months, respectively.

Strategic Investments

In 2007, we sold our share in one strategic investment for $99.5 million, which resulted in an $17.2 million gain. In 2006 and 2005, we did not sell any portion of strategic investments. Strategic investments are included in investments and other assets on the accompanying balance sheet.

In 2007, 2006 and 2005, we recognized $16.0 million, $30.5 million and $13.8 million in charges, respectively, for the impairment of strategic investments for declines in value that were determined to be other-than-temporary.

We hold other investments in equity securities of certain privately held biotechnology companies or biotechnology oriented venture capital funds. The cost basis of these securities at December 31, 2007 and 2006 is $52.9 million and $32.6 million, respectively. These securities are included in investments and other assets on the accompanying consolidated balance sheet.

In 2007, 2006 and 2005, we recorded $2.4 million, $3.9 million and $1.6 million, respectively, in charges for the impairment for certain of those investments that were determined to be other than temporary.

Forward Contracts

We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts in effect at December 31, 2007 had durations of 1 to 12 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss). Realized gains and losses for the effective portion are recognized with the completion of the underlying hedge transaction. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense).

The notional settlement amount of the foreign currency forward contracts outstanding at December 31, 2007 was approximately $409.2 million. The fair value of these contracts was a loss of $6.4 million and was included in other current liabilities at December 31, 2007. The notional settlement amount of the foreign currency forward

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contracts outstanding at December 31, 2006 was approximately $293.2 million. The fair value of these contracts was a loss of $0.2 million and is included in other current liabilities at December 31, 2006.

In 2007, there was $2.6 million recognized in earnings as a loss due to hedge ineffectiveness. We recognized $13.1 million of losses in product revenue and no losses in royalty revenue for the settlement of certain effective cash flow hedge instruments through December 31, 2007. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

In 2006, there was $0.6 million recognized in earnings as a loss due to hedge ineffectiveness and $0.9 million recognized in earnings as a loss as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. We recognized $11.2 million of losses in product revenue for the settlement of certain effective cash flow hedge instruments through December 31, 2006. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

In 2005, there was $1.0 million recognized in earnings as a gain due to hedge ineffectiveness and $0.3 million recognized in earnings as a gain as a result of the discontinuance of cash flow hedge accounting because it was no longer probable that the hedge forecasted transaction would occur. We recognized $0.1 million of losses in product revenue and $0.2 million of losses in royalty revenue for the settlement of certain effective cash flow hedge instruments through December 31, 2005. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

4.	Earnings per Share

Basic and diluted earnings per share are calculated as follows (in millions):

	Year Ended December 31,
	2007	2006	2005

Numerator:
Income before cumulative effect of accounting change	$638.2	$213.7	$160.7
Cumulative effect of accounting change, net of income tax	—	3.8	—

Net income	638.2	217.5	160.7
Adjustment for net income allocable to preferred stock	(1.0)	(.3)	(.2)

Net income used in calculating basic earnings per share	637.2	217.2	160.5
Adjustment for interest, net of interest capitalized and tax	—	—	1.3

Net income used in calculating diluted earnings per share	$637.2	$217.2	$161.8

Denominator:
Weighted average number of common shares outstanding	315.8	338.6	335.6
Effect of dilutive securities:
Stock options and ESPP	2.6	2.0	3.3
Restricted stock awards	0.5	0.8	1.6
Time-vested restricted stock units	1.1	0.4	—
Performance-based restricted stock units	—	0.3	—
Convertible promissory notes due 2019	0.2	3.1	5.7
Convertible promissory notes due 2032	—	0.1	—

Dilutive potential common shares	4.4	6.7	10.6

Shares used in calculating diluted earnings per share	320.2	345.3	346.2

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts were not included in the calculation of net income per share because their effects were anti-dilutive (in millions):

	Year Ended December 31,
	2007	2006	2005

Numerator:
Net income allocable to preferred stock	$1.0	$0.3	$0.2
Adjustment for interest, net of tax	—	—	5.2

Total	$1.0	$0.3	$5.4

Denominator:
Stock options	8.2	16.5	22.0
Time-vested restricted stock units	0.1	0.1	—
Convertible preferred stock	0.5	0.5	0.5
Convertible promissory notes due 2032	—	—	2.9

Total	8.8	17.1	25.4

As a result of the tender offer described in Note 20, Tender Offer, earnings per share for the year ended December 31, 2007 reflects on a weighted average basis the repurchase of 56,424,155 shares as of June 27, 2007, the date the obligation was incurred, in accordance with FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS 150.

5.	Share-based Payments

Share-based compensation expense

For 2007, we recorded pre-tax share-based compensation expense of $123.1 million. For 2006, we recorded pre-tax share based compensation expense of $126.8 million. The expense for 2006 is net of a cumulative effect pre-tax adjustment of $5.6 million, or $3.8 million after-tax, resulting from the application of an estimated forfeiture rate for pre-2006 unvested restricted stock awards.

For 2007 and 2006 share based compensation expense reduced our results of operations as follows (in millions except for earnings per share):

		Year Ended December 31, 2006
	Year Ended	Impact Before
	December 31,	Cumulative	Cumulative
	2007	Effect of	Effect of	Effect
	Effect on	Accounting	Accounting	on Net
	Net Income	Change	Change	Income

Income before income taxes	$123.1	$132.4	$(5.6)	$126.8
Tax effect	37.5	42.3	(1.8)	40.5

Net income	$85.6	$90.1	$(3.8)	$86.3

Basic earnings per share	$0.27	$0.27	$(0.01)	$0.26
Diluted earnings per share	$0.27	$0.26	$(0.01)	$0.25

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense and cost for 2007 and 2006 is as follows (in millions):

	Year Ended December 31, 2007			Year Ended December 31, 2006
		Restricted Stock			Restricted Stock
	Stock Options	and Restricted		Stock Options	and Restricted
	& ESPP	Stock Units	Total	& ESPP	Stock Units	Total

Research and development	$13.0	$38.7	$51.7	$19.5	$33.4	$52.9
Selling, general and administrative	22.9	53.2	76.1	29.3	53.5	82.8

Total	$35.9	$91.9	$127.8	$48.8	$86.9	$135.7

Pre-tax cumulative effect of catch-up			—			(5.6)

			$127.8			$130.1

Capitalized share-based payment costs			(4.7)			(3.3)

Share-based compensation expense			$123.1			$126.8

For 2007, we capitalized total costs of $4.7 million associated with share-based compensation costs to inventory and fixed assets. For 2006, we capitalized total costs of $3.3 million associated with share-based compensation costs to inventory and fixed assets.

In accordance with SFAS 123(R), windfall tax benefits from vesting of stock awards, exercises of stock options and ESPP participation of $69.7 million and $31.7 million were recorded as cash inflows from financing activities in our consolidated statement of cash flows for 2007 and 2006, respectively. This amount has been calculated in accordance with the alternative transition method described in FSP FAS 123(R) — 3, which we adopted effective the fourth quarter of 2006.

The total amount of tax benefit realized during 2007 was $103.6 million. Cash received from the exercise of stock options in 2007 was approximately $471 million. The total amount of tax benefit realized during 2006 was $42.8 million. Cash received from the exercise of stock options in 2006 was approximately $131.8 million.

At December 31, 2007, unrecognized compensation costs relating to unvested share-based compensation was approximately $160 million. We expect to recognize the cost of these unvested awards over a weighted-average period of one year. In accordance with SFAS 123(R), deferred share-based compensation is no longer reflected as a separate component of shareholders’ equity in the consolidated balance sheet. As a result, we reclassified our deferred share-based compensation of $42.9 million at December 31, 2005 to additional paid in capital during the first quarter of 2006.

Share-based Compensation Plans

We have three share-based compensation plans pursuant to which awards are currently being made: (i) the Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan, or the 2006 Directors Plan; (ii) the Biogen Idec Inc. 2005 Omnibus Equity Plan, or the 2005 Omnibus Plan; and (iii) the Biogen Idec Inc. 1995 Employee Stock Purchase Plan, or ESPP. We have four share-based compensation plans pursuant to which outstanding awards have been made, but from which no further awards can or will be made: (i) the Idec Pharmaceuticals Corporation 1993 Non-Employee Directors Stock Option Plan, or the 1993 Directors Plan; (ii) the Idec Pharmaceuticals Corporation 1998 Stock Option Plan; (iii) the Biogen, Inc. 1985 Non-Qualified Stock Option Plan; and (iv) the Biogen, Inc. 1987 Scientific Board Stock Option Plan. In addition, we have the Biogen Idec Inc. 2003 Omnibus Equity Plan, or the 2003 Omnibus Plan, pursuant to which outstanding awards have been made. We have not made any awards from the 2003 Omnibus Plan since our stockholders approved the 2005 Omnibus Plan and do not intend to make any awards from the 2003 Omnibus Plan in the future.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Options

All stock option grants to employees are for a ten-year term and generally vest one-fourth per year over four years on the anniversary of the date of grant, provided the employee remains continuously employed with us. Stock option grants to directors are for ten-year terms and generally vest as follows: (i) grants made on the date of a director’s initial election to our Board of Directors vest one-third per year over three years on the anniversary of the date of grant, and (ii) grants made for service on our Board of Directors vest on the first anniversary of the date of grant, provided in each case that the director continues to serve on our Board of Directors through the vesting date. Options granted under all plans are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. The estimated fair value of options, including the effect of estimated forfeitures, is recognized over the options’ vesting periods. The fair value of the stock option grants awarded in 2007 and 2006 was estimated as of the date of grant using a Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Year Ended
	December 31,
	2007	2006

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	33.6%	34.8%
Risk-free interest rate	4.4%	4.4%
Expected option life in years	4.87	4.87
Per share grant-date fair value	$18.78	$16.90

Expected volatility is based upon implied volatility for our exchange-traded options and other factors, including historical volatility. After assessing all available information on either historical volatility, implied volatility, or both, we have concluded that a combination of both historical and implied volatility provides the best estimate of expected volatility. The expected term of options granted is derived using assumed exercise rates based on historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate used is determined by the market yield curve based upon risk-free interest rates established by the Federal Reserve, or non-coupon bonds that have maturities equal to the expected term. The dividend yield of zero is based upon the fact that we have not historically granted cash dividends, and do not expect

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to issue dividends in the foreseeable future. Stock options granted prior to January 1, 2006 were valued based on the grant date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures under SFAS 123. For 2007, we recorded $30.7 million of stock compensation cost related to stock options.

A summary of stock option activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2004	35,123	$41.07

Granted	6,012	$63.42
Exercised	(4,033)	$25.45
Cancelled	(5,796)	$50.01

Outstanding at December 31, 2005	31,306	$45.71

Granted	1,928	$45.18
Exercised	(4,725)	$27.90
Cancelled	(3,403)	$53.55

Outstanding at December 31, 2006	25,106	$47.96

Granted	1,470	$51.23
Exercised	(10,524)	$44.84
Cancelled	(1,152)	$53.97

Outstanding at December 31, 2007	14,900	$50.03

The total intrinsic values of options exercised in 2007, 2006 and 2005 were $226.7 million, $92.5 million and $97.0 million, respectively. The aggregate intrinsic values of options outstanding at December 31, 2007 and 2006, were $102.7 million and $30.9 million, respectively. The weighted average remaining contractual terms for options outstanding at December 31, 2007 was 5.5 years.

Of the options outstanding, 12.3 million were exercisable at December 31, 2007. The exercisable options had a weighted-average exercise price of $50.54. The aggregate intrinsic value of options exercisable as of December 31, 2007 and 2006 was $78.5 million and $11.6 million, respectively. The weighted average remaining contractual term for options outstanding and exercisable at December 31, 2007 was 4.8 years.

Time-Vested Restricted Stock Units

Time-vested restricted stock units, or RSUs, awarded to employees vest no sooner than one-third per year over three years on the anniversary of the date of grant, or upon the third anniversary of the date of the grant, provided the employee remains continuously employed with us. Shares of our common stock will be delivered to the employee upon vesting, subject to payment of applicable withholding taxes. Time-vested RSUs awarded to directors for service on our Board of Directors vest on the first anniversary of the date of grant, provided in each case that the director continues to serve on our Board of Directors through the vesting date. Shares of our common stock will be delivered to the director upon vesting. The fair value of all time-vested RSUs is based on the market value of our stock on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period. For 2007, we recorded $75.2 million of stock compensation cost related to time-vested RSUs.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of time-vested RSU activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested at December 31, 2005	—	$—

Granted	2,731	$44.47
Vested	(5)	$44.24
Forfeited	(218)	$44.36

Unvested at December 31, 2006	2,508	$44.48

Granted	3,387	$51.19
Vested	(845)	$44.58
Forfeited	(458)	$47.38

Unvested at December 31, 2007	4,592	$49.12

The weighted average remaining contractual term for the time-vested RSUs was 1.0 years at December 31, 2007.

Performance-Based Restricted Stock Units

In the first quarter of 2007, our Board of Directors awarded 30,000 RSUs to our President, Research and Development, under the 2005 Omnibus Plan, subject to certain performance criteria. The RSUs will convert into shares of our common stock, subject to attainment of certain performance goals and the employee’s continued employment through December 31, 2007. Additionally, during the second quarter of 2007, our Board of Directors awarded 90,000 RSUs to our President, Research and Development, under the 2005 Omnibus Plan, subject to certain performance criteria. We apply graded vesting when accounting for these RSU’s and the fair value will be based on the market price on the date of vesting. These RSUs will vest annually in equal increments of 30,000 shares over three years and convert into shares of our common stock, subject to attainment of certain performance goals and the employee’s continued employment through the three performance periods, which end December 31, 2008, December 31, 2009 and September 30, 2010, respectively.

In the first quarter of 2006, our Board of Directors awarded 100,000 RSUs to our CEO, under the 2005 Omnibus Plan, subject to certain 2006 financial performance criteria. In February 2007, our Board of Directors determined that the performance criteria had been attained and that 100,000 RSUs would convert into shares of our common stock. A total of 58,250 shares were issued, reflecting the fact that certain shares were withheld for income tax purposes.

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

On March 14, 2007, the remaining 30% of the RSUs granted during the third quarter of 2005 were scheduled to vest and convert into shares if the performance goals were attained and the employee was still in active employment.. On March 14, 2007, 258,387 shares vested based on the determination by our Board of Directors that approximately 83% of these RSUs had been earned. A total of 172,054 shares were issued, reflecting the fact that certain shares were withheld for income tax purposes.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For 2007, we recorded stock compensation cost of approximately $5.0 million related to performance-based restricted stock units. For 2006, we recorded compensation charges of approximately $33.6 million related to performance-based restricted stock units. Compensation cost is adjusted quarterly for subsequent changes in the outcome of performance-related conditions until the vesting date.

A summary of performance-based RSU activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested at December 31, 2005	1,154	$40.67

Granted	100	$44.59
Vested	(758)	$40.67
Forfeited	(85)	$40.67

Unvested at December 31, 2006	411	$41.62

Granted	120	$51.55
Vested	(357)	$41.76
Forfeited	(54)	$40.67

Unvested at December 31, 2007	120	$51.55

The weighted average remaining contractual term for the performance-based RSUs was 1.5 years at December 31, 2007.

Restricted Stock Awards

In 2005, we awarded restricted common stock to our employees under the 2005 Omnibus Plan and the 2003 Omnibus Plan at no cost to the employees. The restricted stock awards, or RSAs, granted under the 2003 Omnibus Plan will vest in full on the third anniversary of the date of grant, provided the employee remains continuously employed with us. The restricted stock awards, or RSAs, granted under the 2005 Omnibus Plan will vest at a rate of approximately one-third per year over three years on the anniversary of the date of grant, provided the employee remains continuously employed with us. During the vesting period, the recipient of the restricted stock has full voting rights as a stockholder, even though the restricted stock remains subject to transfer restrictions and will generally be forfeited upon termination of employment by the recipient prior to vesting.

For 2006, we recorded $21.9 million of stock compensation cost related to restricted stock awards, prior to a first quarter pre-tax cumulative effect catch-up credit of $5.6 million, or $3.8 million after-tax, resulting from the application of an estimated forfeiture rate for prior period unvested restricted stock awards. For 2007, we recorded $11.7 million of stock compensation charges related to restricted stock awards. The fair value of all time-vested RSAs is based on the market value of our stock on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock award activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested at December 31, 2005	1,440	$53.87

Granted	—	$—
Vested	(13)	$42.99
Forfeited	(180)	$56.25

Unvested at December 31, 2006	1,247	$53.64

Granted	—	$—
Vested	(713)	$44.10
Forfeited	(79)	$59.64

Unvested at December 31, 2007	455	$67.54

The weighted average remaining contractual term for the RSAs was 0.04 years at December 31, 2007.

ESPP

Under the terms of the ESPP, employees can elect to have up to ten percent of their annual compensation (subject to certain dollar limits) withheld to purchase shares of our common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value of the common stock on the enrollment or purchase date under a look-back provision. In June 2005, our stockholders approved the amendment and restatement of the ESPP, including an increase in the number of shares available for issuance under the ESPP from 4.2 million to 6.2 million shares. At December 31, 2007, a total of 4.9 million shares of our common stock were available for issuance. During 2007, 2006, and 2005, 0.5 million, 0.5 million and 0.6 million shares, respectively, were issued under the ESPP. We utilize the Black-Scholes model to calculate the fair value of these discounted purchases. The fair value of the look-back provision plus the 15% discount amount is recognized as compensation expense over the purchase period. We apply a graded vesting approach because the plan provides for multiple purchase periods and is, in substance, a series of linked awards. In 2007 and 2006, we recorded stock compensation cost of approximately $5.2 million and $5.2 million, respectively.

Cash received under the ESPP in 2007 was approximately $18.2 million. Cash received under the ESPP in 2006 was approximately $15.2 million.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro-forma Disclosure

The following table illustrates the effect on net income and earnings per share if we were to have applied the fair-value based method to account for all stock-based awards for 2005 (in millions, except per share amounts).

Year Ended
December 31,
2005

Reported net income	$160.7
Stock based compensation included in net income, net of tax of $11,306	25.6
Pro forma stock compensation expense, net of tax	(156.8)

Pro forma net income	$29.5

Reported basic earnings per share	$0.48

Pro forma basic earnings per share	$0.09

Reported diluted earnings per share	$0.47

Pro forma diluted earnings per share	$0.09

The fair value of each option granted under our stock-based compensation plans and each purchase right granted under our employee stock purchase plan is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

Option Grants
2005

Expected dividend yield	0%
Expected stock price volatility	35%
Risk-free interest rate	4.2%
Expected option life in years	5.4
Per share grant date fair value	$24.89

Purchase Rights
2005

Expected dividend yield	0%
Expected stock price volatility	36%
Risk-free interest rate	3.6%
Expected option life in years	0.20 - 2.0
Per share grant date fair value	$10.94

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

6.	Accumulated Other Comprehensive Income (Loss)

The accumulated balances in comprehensive income (loss) were as follows (in millions):

	Year Ended December 31,
	2007	2006	2005

Translation adjustments	$71.0	$21.2	$(9.9)
Unrealized holding gains (losses) on investments, net of tax of $(5.1) million, $(1.1) million, and $1.9 million, respectively	10.5	1.4	(3.4)
Unfunded status of pension and postretirement benefit plans, net of tax of $0.1 million, and $0.4 million, respectively	1.7	(0.7)	—
Unrealized losses on derivative instruments, net of tax of $2.4 million, $0.1 million, and $0.3 million, respectively	(4.0)	—	(0.6)

Total comprehensive income (loss)	$79.2	$21.9	$(13.9)

See Note 12, Employee Benefit Plans, for discussion of unfunded status of pension and postretirement benefit plans.

7.	Indebtedness

Notes payable consists of the following (in millions):

	December 31,
	2007	2006

Current portion:
Term loan facility	$1,500.0	$—
20-year subordinated convertible promissory notes, due 2019 at 5.5%	0.2	—
Note payable to Fumedica	10.3	—
Other	0.6	—

	$1,511.1	$—

Non-current portion:
30-year senior convertible promissory notes, due 2032 at 1.75%	$—	$6.5
20-year subordinated convertible promissory notes, due 2019 at 5.5%	—	39.1
Note payable to Fumedica	34.3	39.2
Credit line from Dompé	17.5	11.9

	$51.8	$96.7

In June 2007, in connection with the tender offer described in Note 20, Tender Offer, we entered into a $1,500.0 million term loan facility. On July 2, 2007, in connection with the funding of the tender offer, we borrowed the full $1,500.0 million available under this facility. We expect to repay this term loan facility in 2008 with proceeds from an offering of long term debt securities.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2007, we also entered into a five year $400 million Senior Unsecured Revolving Credit Facility, which we may use for working capital and general corporate purposes. No amounts have been drawn under this facility.

In May 2007, holders of the senior notes due 2032 with an aggregate principal amount at maturity of $10.1 million, exercised their right under the indenture governing the senior notes to require us to repurchase the notes. We paid $6.6 million in cash to repurchase substantially all of the senior notes.

In January and July 2007, holders of the subordinated notes due 2019 with an aggregate principal amount at maturity of $70.5 million and $4.5 million, respectively, exercised their right under the indenture governing the notes to require us to issue shares of common stock. We issued 2.8 million and 0.2 million, shares of common stock, respectively.

During 2006 we completed the following significant financing transactions:

•	In October 2006, Biogen-Dompe SRL a consolidated joint venture in which we are a 50% partner, obtained a 24 million Euros line of credit from us and Dompé Farmaceutici SpA, our partner.

•	In December 2006, in connection with the settlement of various agreements associated with Fumedica, we entered into two notes payable, the aggregate amount of which, at present value, was 47.7 million Swiss Francs ($39.2 million).

The following is a summary description of our principal indebtedness as of December 31, 2007.

Term loan facility

In June 2007, in connection with the tender offer described in Note 20, Tender Offer, we entered into a $1,500.0 million term loan facility. The term loan facility has a term of 364 days and bears interest at a rate of LIBOR plus 45 basis points or a rate based on the prime lending rate of the agent bank at our option. The rate in effect on December 31, 2007 was 5.54%. The terms of this term loan facility include various covenants, including financial covenants that require us to meet a maximum leverage ratio and under certain circumstances, an interest coverage ratio. As of December 31, 2007 we were in compliance with these covenants. We expect to repay this term loan facility in 2008 with proceeds from an offering of long-term debt securities.

Revolving credit facility

In June 2007, we entered into a five year $400 million Senior Unsecured Revolving Credit Facility, which we may use for working capital and general corporate purposes. This credit facility bears interest at a rate of LIBOR plus 45 basis points or a rate based on the prime lending rate of the agent bank, at our option. The terms of this revolving credit facility include various covenants, including financial covenants that require us to meet a maximum leverage ratio and under certain circumstances, an interest coverage ratio. Since the inception of the credit facility, there have been no borrowings outstanding under this credit facility and we were in compliance with these covenants.

Subordinated notes

As of December 31, 2007, we have $0.2 million of the subordinated notes due 2019 outstanding, representing an aggregate principal amount at maturity of $0.4 million. The subordinated notes are zero coupon and were priced with a yield to maturity of 5.5%. Each $1,000 aggregate principal face value subordinated note is convertible at the holder’s option at any time through maturity into 40.404 shares of our common stock. The remaining holders of the subordinated notes may require us to purchase the subordinated notes on February 16, 2009 or 2014 at a price equal to the issue price plus accrued original issue discount to the date of purchase with us having the option to repay the subordinated notes plus accrued original issue discount in cash, common stock or a combination of cash and stock. We have the right to redeem, at a price equal to the issue price plus the accrued original issue discount to the date of redemption, all or a portion of the subordinated notes for cash at any time.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Biogen-Dompe

As of December 31, 2007, Biogen-Dompe SRL, a consolidated joint venture, has a loan balance of 12 million Euros ($17.5 million). This balance represents a line of credit from us and Dompé Farmaceutici SpA of 24 million Euros, half of which has been eliminated as it is an intercompany loan for purposes of presenting our consolidated financial position. Borrowings are to be made equally between the partners, and any repayments are to be paid in a similar manner. The interest rate of the line of credit is at a rate of 3 month Euro LIBOR plus 25 basis points, and was 5.10% at December 31, 2007. The interest rate is reset quarterly and payable quarterly in arrears. Any borrowings on the line of credit are due, in full, June 1, 2009.

Notes Payable to Fumedica

As of December 31, 2007, the notes payable to Fumedica have a present value of 50.5 million Swiss Francs ($44.6 million). The notes, which were entered into in connection with the settlement of various agreements associated with Fumedica, are non-interest bearing, have been discounted for financial statement presentation purposes and are being accreted at a rate of 5.75% and are payable in series of payments over the period from 2008 to 2018. See Note 2, Acquisitions and Dispositions.

Debt Maturity

As of December 31, 2007, our total debt matures as follows (in millions):

2008	$1,511.1
2009	$24.8
2010	$9.2
2011	$2.3
2012	$2.2
2013 and thereafter	$13.3

Fair Values

At December 31, 2007, the fair values of our debt instruments were as follows (in millions):

Term loan facility	$1,492.5
Credit line from Dompé	$17.5
Notes payable to Fumedica	$44.6
20-year subordinated convertible promissory notes, due 2019	$0.9

The fair value of the debt is estimated based on market prices for the same or similar issues or on the current rates offered for debt of the same maturity.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Intangible Assets and Goodwill

Intangible assets and goodwill, net of accumulated amortization, impairment charges and adjustments, are as follows (in millions):

		December 31, 2007			December 31, 2006
			Accumulated			Accumulated
	Estimated Life	Cost	Amortization	Net	Cost	Amortization	Net

Out-licensed patents	12 years	$578.0	$(199.1)	$378.9	$578.0	$(150.9)	$427.1
Core/developed technology	15-20 years	3,003.0	(965.2)	2,037.8	3,001.5	(760.2)	2,241.3
Trademarks & tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed patents	14 years	3.0	(0.7)	2.3	3.0	(0.5)	2.5
Assembled workforce	4 years	2.1	(0.7)	1.4	1.4	(0.2)	1.2
Distribution rights	2 years	11.8	(3.8)	8.0	11.1	—	11.1

Total		$3,661.9	$(1,169.5)	$2,492.4	$3,659.0	$(911.8)	$2,747.2

Goodwill	Indefinite	$1,137.4	$—	$1,137.4	$1,154.8	$—	$1,154.8

Intangibles, other than Goodwill

In 2007, assembled workforce increased by $0.7 million as a result of the acquisition of Syntonix.

In 2006, core/developed technology increased by $26.4 million as a result of the acquisition of Fumapharm. The assembled workforce intangible asset increased $1.4 million as a result of the acquisition of Conforma and we obtained $11.1 million of distribution rights in connection with the buy out of an agreement with Fumedica. See Note 2, Acquisitions and Dispositions, for further discussion of these transactions.

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

Amortization expense was $257.5 million, $267.0 million, and $302.3 million for 2007, 2006, and 2005, respectively.

Amortization on intangible assets is expected to be in the range of approximately $234.8 million to $262.4 million for each of the next five years.

Goodwill

Goodwill decreased $17.4 million in 2007, primarily as a result of certain tax adjustments. Approximately $9.1 million of the adjustments relate to the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, or FIN 48. (See Note 14, Income Taxes, for discussion on income tax). Goodwill increased $18.5 million in 2006, due to the acquisition of Fumapharm. We also recorded an increase to goodwill of $5.4 million to correct reserves for product returns at the time of the Merger in 2003. See discussion of our revenue recognition policy in Note 1, Business Overview and Summary of Significant Accounting Policies, for additional discussion of this adjustment.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	December 31,
	2007	2006

Land	$104.8	$79.9
Buildings	610.1	495.6
Leasehold improvements	75.6	71.5
Furniture and fixtures	46.1	35.8
Machinery and equipment	692.9	592.2
Construction in progress	388.2	314.0

Total cost	1,917.7	1,589.0
Less accumulated depreciation	(420.3)	(308.6)

	$1,497.4	$1,280.4

Depreciation expense was $122.6 million, $108.4 million, and $135.8 million for 2007, 2006, and 2005, respectively.

During 2007 and 2006, we capitalized to construction in progress approximately $10.1 million and $2.1 million, respectively, of interest costs primarily related to the development of our large-scale biologic manufacturing facility in Hillerød, Denmark.

At December 31, 2007, $300.4 million of the construction in progress balance was related to construction of Hillerød, Denmark. The first phase is complete and involved the construction of an administrative building, partial construction of a bulk manufacturing facility, a labeling and packaging facility and a facility to provide utilities to the Hillerød campus. The administrative building was in use in 2006, and the label and packaging facility and lab facility and a portion of the utilities facility were placed into service in the first quarter of 2007. The second phase of the project involves the completion and fit out of a large-scale manufacturing facility and construction of a warehouse, and is expected to be ready for commercial production in 2009. The utilities facility is expected to be in full use upon completion of the second phase.

See Note 24, Facility Impairments and Loss (Gain) on Disposition, of details of impairment charges taken.

10.	Other current assets

Other current assets consist of the following (in millions):

	December 31,
	2007	2006

Assets held for sale	$—	$9.3
Deferred tax assets	96.4	47.2
Receivable from collaborations	12.0	36.7
Prepaid expenses	33.6	30.9
Interest receivable	12.8	13.6
VAT refunds	11.6	3.0
Other	17.0	14.0

	$183.4	$154.7

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Accrued expenses and other

Accrued expenses and other consists of the following (in millions):

	December 31,
	2007	2006

Employee compensation and benefits	$86.0	$76.4
Royalties and licensing fees	57.6	51.6
Collaboration expenses	5.9	15.7
Clinical development expenses	19.4	11.7
Revenue-related rebates	34.1	30.8
CIP Accrual	32.6	13.6
Other	132.3	137.1

	$367.9	$336.9

12.	Employee Benefit Plans

401(k) Employee Savings Plan

We maintain a 401(k) Savings Plan, or 401(k) Plan, which is available to substantially all U.S. regular employees over the age of 21. Participants may make voluntary contributions. We make matching contributions according to the 401(k) Plan’s matching formula. The matching contributions vested over four years of service by the employee. Beginning in January 2008, all past and current matching contributions will vest immediately. Participant contributions vest immediately. The 401(k) Plan also holds certain transition contributions on behalf of participants who previously participated in the Biogen, Inc. Retirement Plan. Employer contributions for 2007, 2006 and 2005 totaled $17.8 million, $12.0 million, and $16.8 million, respectively.

Deferred Compensation Plan

We maintain a non-qualified deferred compensation plan that allows a select group of management and highly compensated U.S. employees to defer a portion of their compensation and that provides for certain company credits, known as the Restoration Match, to participants’ accounts. This arrangement is known as the Supplemental Savings Plan, or SSP. The deferred compensation amounts are accrued when earned. Such deferred compensation is distributable in cash in accordance with the rules of the SSP. Deferred compensation amounts under such plan at December 31, 2007 and 2006, totaled approximately $50.3 million and $47.8 million, respectively, and are included in other long-term liabilities in the accompanying consolidated balance sheets. The SSP also holds certain transition contributions on behalf of participants who previously participated in the Biogen Inc. Retirement Plan. The Restoration Match and transition contributions vested over four and seven years of service, respectively, by the employee. Beginning in 2008, the company credits vest immediately. Participant contributions vest immediately. Distributions to participants can be either in one lump sum payment or annual installments as elected by the participants.

Retiree Medical Plan

In 2003, we began to provide medical plan benefits to retirees under the age of 65. Net periodic (benefit) cost for 2007, 2006, and 2005, was $(6.7) million, $1.4, million and $2.0 million, respectively. In 2007, we recognized a benefit, which was primarily related to a modification of the plan in 2007. In 2006 and 2005, the majority of the expense was related to service cost. Our liability at December 31, 2006 related to this benefit arrangement was approximately $6.8 million. The plan terms were modified in 2007 and accordingly, no liability remained at December 31, 2007.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension Plan

We currently maintain two retiree benefit plans: a Supplemental Employee Retirement Plan and a defined benefit plan for certain employees in Germany.

The obligations under the remaining plans totaled $5.0 million and $4.9 million at December 31, 2007 and 2006, respectively.

Net periodic pension cost for 2007, 2006 and 2005 was $1.3 million, $1.2 million, and $1.0 million, respectively. The majority of the net period pension costs related to service cost.

Accounting Policy Change

In connection with the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R), or SFAS 158, we recorded an increase to the liability for the pension and post-retirement medical plans of $1.2 million in 2006, with a corresponding increase in accumulated other comprehensive income.

13.	Other Income (Expense), Net

Total other income (expense), net, consists of the following (in millions):

	December 31,
	2007	2006	2005

Interest income	$103.6	$101.2	$62.7
Minority interest	58.4	(6.8)	—
Interest expense	(40.5)	(0.9)	(9.6)
Other, net	9.3	(41.4)	(32.9)

Total other income (expense), net	$130.8	$52.1	$20.2

Other, net included the following (in millions):

	December 31,
	2007	2006	2005

Impairments of investments	$(24.4)	$(34.4)	$(15.4)
Foreign exchange gains (losses), net	3.0	4.9	(8.7)
Gain (Loss) on sales of investments, net	16.7	(2.8)	(8.4)
Settlement of litigation and claims	0.1	(4.6)	(2.1)
Other	13.9	(4.5)	1.7

Total other, net	$9.3	$(41.4)	$(32.9)

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Income Taxes

Income tax expense

The components of income before income taxes and of income tax are as follows (in millions):

	Year Ended December 31,
	2007	2006	2005

Income before income taxes (benefit):
Domestic	$693.9	$525.2	$193.6
Foreign	216.7	(33.0)	62.6

	$910.6	$492.2	$256.2

Income tax expense (benefit):
Current
Federal	$301.7	$351.0	$180.4
State	30.0	19.8	7.9
Foreign	22.3	13.9	6.0

	$354.0	$384.7	$194.3

Deferred
Federal	$(76.7)	$(105.3)	$(96.1)
State	(4.4)	(0.7)	(2.1)
Foreign	(0.5)	(0.3)	(0.6)

	$(81.6)	$(106.3)	$(98.8)

Total income tax expense	$272.4	$278.4	$95.5

Deferred tax assets and liabilities

Deferred tax assets (liabilities) are comprised of the following (in millions):

	December 31,
	2007	2006

Tax credits	$5.5	$2.9
Inventory and other reserves	32.2	27.5
Capitalized costs	84.9	43.8
Intangibles, net	77.2	43.3
Net operating loss	29.6	20.4
Share-based compensation	70.5	64.9
Other	40.5	26.2

Deferred tax assets	$340.4	$229.0

Fair value adjustment	$(632.7)	$(692.6)
Interest expense on notes payable	(0.3)	(0.3)
Unrealized gain on investments and cumulative translation adjustment	(2.7)	(0.6)
Depreciation, amortization and other	(129.8)	(132.0)

Deferred tax liabilities	$(765.5)	$(825.5)

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Rate

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005

Statutory rate	35.0%	35.0%	35.0%
State taxes	3.0	3.0	1.9
Foreign taxes	(7.6)	(16.3)	(18.8)
Credits and net operating loss utilization	(3.1)	(0.6)	0.2
Other	(1.0)	0.6	1.2
Fair value adjustment	3.5	6.2	13.8
IPR&D	0.7	27.9	—
Non-deductible items	(0.6)	0.8	(0.3)
Tax on repatriation	—	—	4.3

Effective tax rate	29.9%	56.6%	37.3%

At December 31, 2007, we had net operating losses and general business credit carryforwards for federal income tax purposes of approximately $72.1 million and $3.2 million, respectively, which begin to expire in 2020. Additionally, for state income tax purposes, we had net operating loss carryforwards of approximately $49.4 million, which have no prescribed expiration date. For state income tax purposes, we also had research credit carryforwards of approximately $3.5 million, of which approximately $1.2 million will begin to expire in 2015 and the remainder have no prescribed expiration date.

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

As of December 31, 2007, undistributed foreign earnings of non-U.S. subsidiaries included in consolidated retained earnings aggregated approximately $1,111 million, exclusive of earnings that would result in little or no net income tax expense under current U.S. tax law. We intend to reinvest these earnings indefinitely in operations outside the U.S. It is not practicable to estimate the amount of additional tax that might be payable if such earnings were remitted to the U.S.

On October 22, 2004, the American Jobs Creation Act of 2004, or the Act, was signed into law. The Act created a temporary incentive, which expired on December 31, 2005, for U.S. multinational companies to repatriate accumulated income earned outside the U.S. at an effective tax rate that could be as low as 5.25%. On December 21, 2004, the FASB issued FASB staff position 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004, or FSP FAS 109-2. FSP FAS 109-2 allowed companies additional time to evaluate the effect of the law on whether unrepatriated foreign earnings continue to qualify for the Financial Statement of Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exception to recognizing deferred tax liabilities. A total distribution of $196 million was made by one of our foreign subsidiaries to one of our U.S. subsidiaries in December 2005. We incurred a charge to our consolidated results of operations of approximately $11.0 million in the fourth quarter of 2005 for the tax cost related to the distribution.

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

During the second quarter of 2007, the IRS completed its examination of Biogen Idec Inc.’s consolidated federal income tax returns for the fiscal years 2003 and 2004 and issued an assessment. We subsequently paid amounts related to issues agreed to with the IRS and are appealing several issues. As a result of this examination activity, we reassessed our liability for income tax contingencies to reflect the IRS findings and recorded a $14.7 million reduction in our liabilities for income tax contingencies during the second quarter of 2007.

Contingency

On September 12, 2006, we received a Notice of Assessment from the Massachusetts Department of Revenue for $38.9 million, which includes penalties and interest, with respect to the 2001, 2002 and 2003 tax years. We believe that we have meritorious defenses to the proposed adjustment and will vigorously oppose the assessment. We believe that the assessment does not impact the level of liabilities for income tax contingencies. However, there is a possibility that we may not prevail in all of our assertions. If this is resolved unfavorably in the future, this could have a material impact on our future effective tax rate and our results of operations in the period in which an event would occur.

Adoption of FASB Interpretation No. 48

Effective January 1, 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of each tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, we recognized a reduction in the liability for unrecognized tax benefits of $14.2 million, which was recorded as a $1.8 million reduction to the January 1, 2007 balance of our accumulated deficit, a $9.1 million reduction in goodwill and a $3.3 million increase in our deferred tax liability.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$196.8
Additions based on tax positions related to the current period	29.7
Additions for tax positions of prior periods	83.5
Reductions for tax positions of prior periods	(70.2)
Settlements	(18.7)

Balance at December 31, 2007	$221.1

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Included in the balance of unrecognized tax benefits at December 31, 2007 and January 1, 2007, are $110.5 million and $98.2 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods. We do not anticipate any significant changes in our positions in the next twelve months.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense. During 2007 and 2006, we recognized approximately $14.5 million and $11.4 million in interest. Additionally, during 2007, we reduced our interest accrual by $3.3 million due to the completion of an IRS examination as described below. We had accrued approximately $31.6 million and $20.3 million for the payment of interest at December 31, 2007 and January 1, 2007, respectively.

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

15.	Research Collaborations

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

Neurimmune

In November 2007, we entered into an agreement with Neurimmune SubOne AG, or Neurimmune, for the worldwide development and commercialization of human antibodies for the treatment of Alzheimer’s disease, or AD. Neurimmune will conduct research to identify potential therapeutic antibodies and we will be responsible for the development and commercialization of all products. Under the terms of the agreement, we paid a $2.0 million upfront payment and may pay up to $378.0 million in milestone payments, as well as a royalty on net sales of any resulting commercial products. We also will reimburse Neurimmune for certain research and development costs incurred. We have determined that we are the primary beneficiary under FIN 46(R). As a result, we have consolidated the results of Neurimmune and recorded an IPR&D charge of $34.3 million. The amount allocated to IPR&D relates to the development of the Beta-Amyloid antibody. At the effective date of the agreement, this compound had not reached technological feasibility and had no alternative future use. We have allocated the $34.3 million to the minority interest, as the charge represents the fair value of the Beta-Amyloid antibody retained by the minority interest holders. As a result, we have recorded a credit in minority interest, which is recorded in other income (expense). Through December 31, 2007, we have spent an additional $0.6 million to develop the Beta-Amyloid antibody. We expect to incur approximately an additional $310 million to develop the Beta-Amyloid antibody for all indications under development. The estimated revenues from the Beta-Amyloid antibody are expected to be recognized beginning in 2017. A discount rate of 15% was used to value this project, which we believe to be commensurate with the stage of development of the Beta-Amyloid antibody and the uncertainties in the economic estimates described above.

Cardiokine Biopharma LLC

In August 2007, our agreement with Cardiokine Biopharma LLC became effective. The agreement is for the joint development of lixivaptan, an oral compound for the potential treatment of hyponatremia in patients with

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

congestive heart failure. We will be responsible for the global commercialization of lixivaptan and Cardiokine Biopharma LLC has an option for limited co-promotion in the U.S.

Under the terms of the agreement, we paid a $50.0 million upfront payment and will pay up to $170.0 million in milestone payments for successful development and global commercialization of lixivaptan, as well as royalties on commercial sales. The $50.0 million is reflected as research and development expense in the accompanying consolidated statement of income. We have determined that we are the primary beneficiary under FIN 46(R). As a result, we have consolidated the results of Cardiokine Biopharma LLC and recorded an IPR&D charge of approximately $30 million. The amount allocated to IPR&D relates to the development of lixivaptan. At the effective date of the agreement, this compound had not reached technological feasibility and had no alternative future use. We have allocated the approximately $30 million to the minority interest, as the charge represents the fair value of the lixivaptan compound retained by the minority interest holders. As a result, we recorded a credit in minority interest, which is recorded in other income (expense). Through December 31, 2007, we have spent an additional $15.5 million to develop lixivaptan since the agreement became effective. We expect to incur approximately an additional $260 million to develop lixivaptan for all indications under development. The estimated revenues from lixivaptan are expected to be recognized beginning in 2011. A discount rate of 11% was used to value this project, which we believe to be commensurate with the stage of development of lixivaptan and the uncertainties in the economic estimates described above.

mondo

On September 14, 2006, we entered into an exclusive collaboration and license agreement with mondoBIOTECH, AG, or mondo, a private Swiss biotechnology company, to develop, manufacture and commercialize Aviptadil, a clinical compound for the treatment of pulmonary arterial hypertension, or PAH. In accordance with the agreement, we will be responsible for the global manufacturing, clinical development, regulatory approval and commercialization of Aviptadil. We finalized the development plan for Aviptadil and had mondo initiate additional clinical work in 2007.

Under the terms of the agreement, we paid mondo a $7.5 million upfront payment and will pay up to $30.0 million in milestones payments for successful development and commercialization of Aviptadil in PAH in the U.S. and Europe, as well as royalty payments on commercial sales. The $7.5 million upfront amount was recorded as research and development expense in 2006. Through December 31, 2007, we have spent an additional $15.4 million on the development of Aviptadil and expect to incur an additional $143.5 million to develop Aviptadil. We have determined that we are the primary beneficiary under FIN 46(R) and as a result, we consolidate the results of mondo.

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

We paid Alnylam an upfront payment of $5.0 million and agreed to additional payments of up to $51.3 million in milestone payments, plus royalties in the event of successful development and utilization of any product resulting

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from the collaboration. The $5.0 million upfront payment was recorded as research and development expense in 2006.

UCB

In September 2006, we entered into a global collaboration with UCB, S.A., or UCB, to jointly develop and commercialize CDP323 for the treatment of relapsing-remitting MS and other potential indications. CDP323 is an orally active small molecule alpha-4 integrin inhibitor in Phase 2 clinical trials.

Under terms of the agreement, we paid UCB an upfront payment of $30.0 million and agreed to make development milestone payments to UCB for the first indication of up to $93.0 million, with total milestone payments of up to $71.3 million payable for any additional indications. We will also pay UCB up to $75.0 million in commercialization milestones and will contribute significantly to clinical costs for Phase 2 and Phase 3 studies. All commercialization costs and profits will be shared equally. The $30.0 million upfront payment was recorded as research and development expense in 2006.

PDL

In August 2005, we entered in a collaborative agreement with PDL BioPharma, Inc., or PDL, for the joint development, manufacture and commercialization of three Phase 2 antibody products. Under this agreement, we and PDL will share in the development and commercialization of Daclizumab in MS and indications other than transplant and respiratory diseases, and the development and commercialization of M200, or volociximab, and HuZAF, or fontolizumab, in all indications. Fontolizumab was discontinued during 2006. Both companies will share equally the costs of all development activities and all operating profits from each collaboration product within the U.S. and Europe. We paid PDL a non-refundable upfront licensing fee of $40.0 million for these product candidates, which we concluded had no alternative future uses and was therefore included in research and development expenses in 2005. We also accrued $10.0 million in research and development expense in 2005 for future payments that were determined to be unavoidable. The terms of the collaborative agreement require us to make certain development and commercialization milestone payments upon the achievement of certain program objectives totaling up to $660.0 million over the life of the agreement, of which $560.0 million relates to development and $100.0 million relates to the commercialization of collaboration products.

In addition to the collaborative agreement, we purchased approximately $100.0 million of common stock, or 3.5% of its common stock, from PDL. We recorded an impairment charge of $18.3 million during 2006 to reflect an other than temporary impairment in the value of the stock we own. In 2007, we sold our entire investment in PDL for $99.5 million, resulting in a gain of $17.2 million.

Sunesis

In December 2002, we entered into a collaboration agreement with Sunesis Pharmaceuticals, Inc., or Sunesis, related to the discovery and development of oral therapeutics for the treatment of inflammatory and autoimmune diseases. In August 2004, we entered into a collaborative agreement with Sunesis to discover and develop small molecule cancer therapeutics targeting primarily kinases. Under the agreement, we acquired exclusive licenses to develop and commercialize certain compounds resulting from the collaboration. Upon signing the agreement, we paid Sunesis a non-refundable upfront license fee of $7.0 million, which was recorded in research and development expenses in 2004. During 2005, we recorded $1.0 million to research and development expense for milestones achieved through the collaboration with Sunesis, of which $0.5 million was paid to Sunesis in 2005. We have committed to paying Sunesis additional amounts upon the completion of certain future research milestones and first and second indication development milestones. If all the milestones were to be achieved based on our plan of research, we would be required to pay up to an additional $302.0 million to Sunesis, excluding royalties.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the terms of the agreements, we purchased approximately 4.2 million shares of preferred stock of Sunesis for $20.0 million and, in September 2005, we purchased $5.0 million of common stock of Sunesis as part of their initial public offering, or IPO. At the time of the IPO, our preferred stock was converted into shares of Sunesis common stock and, based on the IPO valuation, we wrote-down the value of our investment in Sunesis by $4.6 million as we had determined that the impairment was other than temporary. Following the IPO, we owned approximately 2.9 million shares, or 9.9% of the common stock. We recorded impairment charges of $7.4 million and $7.2 million during 2007 and 2006, respectively, to reflect an other than temporary impairments in the value of the stock we own. We now hold a total of 2.9 million shares of Sunesis, representing 8% of total shares outstanding. Our investment in Sunesis is included in investments and other assets and has a fair value of $5.8 million at December 31, 2007.

Vernalis

In June 2004, we entered into a collaborative research and development agreement with Vernalis plc, or Vernalis, aimed at advancing research into Vernalis’ adenosine A2A receptor antagonist program, which targets Parkinson’s disease and other central nervous system disorders. Under the agreement, we received exclusive worldwide rights to develop and commercialize Vernalis’ lead compound, BIIB014, formerly V2006. We paid Vernalis an initial license fee of $10.0 million in July 2004, which was recorded in research and development expenses in 2004. Terms of the collaborative agreement may require us to make milestone payments upon the achievement of certain program objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration. In June 2004, we made an investment of $5.5 million through subscription for approximately 6.2 million new Vernalis common shares, representing 4.19% of Vernalis’ post-financing issued share capital, and committed to purchase an additional $4.0 million in the event of future Vernalis financing. In March 2005, we purchased approximately 1.4 million additional shares under a qualified offering for $1.8 million, which fully satisfies our investment obligation to Vernalis. We paid development milestones of $3.0 million in 2006. If all the milestones were to be achieved, we would be required to pay up to an additional $85.0 million, excluding royalties, over the remaining life of the agreement. We account for our investment in Vernalis using the cost method of accounting, subject to periodic review of impairment. In 2007, we recorded an impairment charge of $6.3 million, representing an other than temporary investment in the stock we own. We now hold a total of approximately 7.6 million shares of Vernalis, representing 2% of total shares outstanding. Our investment in Vernalis is included in investments and other assets and has a fair value of $0.9 million at December 31, 2007.

MPM

In May 2006, we became a limited partner in MPM Bioventures IV- Strategic Fund, LP, a limited partnership that invests in entities that are engaged in the research, development, manufacture, marketing and/or sale of novel biological products or technologies. Due to our percentage of ownership, we account for our investment in this fund under the equity method of accounting. We have committed to contribute up to $10.0 million to the LP and made an initial contribution of $1.1 million to the LP. Through December 31, 2007, we have contributed $1.9 million into the LP, which is included in investments and other assets in our consolidated balance sheets.

In February 2006, we became a limited partner in MPM Bioventures IV-QP, LP, a limited partnership that invests in entities that are engaged in the research, development, manufacture, marketing and/or sale of novel biological products or technologies. Due to our percentage of ownership, we account for our investment in this fund under the cost method of accounting. We have committed to contribute up to $10.0 million to the LP and made an initial contribution of $1.0 million to the LP. Through December 31, 2007, we have contributed $2.55 million into the LP, which is included in investments and other assets in our consolidated balance sheets.

In May 2004, we entered into a limited partnership agreement as a limited partner with MPM Bioventures III GP, LP, to create MPM Bioventures Strategic Fund, LP, or the Strategic Fund. The purpose of the Strategic Fund is to make, manage, and supervise investments in biotechnology companies with novel products or technologies that

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fit strategically with Biogen Idec. Due to our percentage of ownership, we account for our investment in this fund under the equity method of accounting. The Strategic Fund takes only minority positions in the equity of its investments, and does not seek to engage in day-to-day management of the entities. In February 2006, we adjusted our commitment to the Strategic Fund to approximately $32 million over a three-year period. Through December 31, 2007, we contributed $24.8 million to the Strategic Fund.

In April 2004, we became a limited partner in MPM Bioventures III-QP, LP, a limited partnership that invests in entities that are engaged in the research, development, manufacture, marketing and/or sale of novel biological products or technologies. Due to our percentage of ownership, we account for our investment in this fund under the cost method of accounting. We have committed to contribute $4.0 million to the LP. Through December 31, 2007, we have contributed $3.7 million into the LP, which is included in investments and other assets in our consolidated balance sheets.

Vetter

In August 2003, Biogen, Inc. entered into a collaboration agreement with Vetter Pharma-Fertigung GmbH & Co. KG, or Vetter, for the fill-finish of our products, including liquid AVONEX and TYSABRI. As of December 31, 2007, we have made milestone payments to Vetter of 35.0 million euros in return for its reserving certain manufacturing capacity for us at its fill-finish facility. Under the terms of the agreement, these payments will reduce payments due on our future purchases of inventory from Vetter over a seven-year period, which commenced in 2007. During 2007, we consumed approximately $5.6 million of this asset. Accordingly, as of December 31, 2007, we have recorded $7.3 million and $29.4 million of these payments in other current assets and in investments and other assets, respectively, in our consolidated balance sheets. The related portion of the asset will be reclassified to inventory when purchases from Vetter are made.

Schering

In June 1999, we entered into a collaboration and license agreement with Schering AG, aimed at the development and commercialization of ZEVALIN. Under the terms of the agreement, we may receive milestone and research and development support payments totaling up to $47.5 million, subject to the attainment of product development objectives. Schering AG received exclusive marketing and distribution rights to ZEVALIN outside the U.S., and we will continue to receive royalties on product sales by Schering AG. Under the terms of a separate supply agreement, we are obligated to meet Schering AG’s clinical and commercial requirements for ZEVALIN. Schering AG may terminate these agreements for any reason. Under the above agreement, amounts earned by us and recognized as revenue for contract research and development approximate the research and development expenses incurred under the related agreement. Although in December 2007, we sold our rights to market, sell, manufacture and develop ZEVALIN in the U.S., we still participate in this agreement and we are reimbursed by CTI for our costs incurred in fulfilling our obligation.

Targeted

We had previous agreements that have expired with Targeted Genetics Corporation, or Targeted, for gene therapy and research. We have no ongoing commitments with respect to Targeted. In connection with the expired agreements, however, we acquired shares of Targeted. In 2005, we recognized $9.2 million for impairments of our Targeted investment that was determined to be other-than-temporary. In 2006, we received one million shares of Targeted and $0.5 million in cash in exchange for forgiveness of $5.7 million of debt owed by Targeted to us. We recorded a gain of $3.4 million upon receipt of the shares and the cash payment. As a result of the transactions, as of December 31, 2006, we owned 19.9% of the outstanding shares of Targeted. We account for our investment in Targeted using the cost method. During 2007, we recorded an impairment charge of $1.7 million related to Targeted and at December 31, 2007, we held 2.2 million shares, representing 11% of the outstanding shares, with a fair

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market value of $3.3 million. This amount is included in investments and other assets on our consolidated balance sheet.

16.	Unconsolidated Joint Business Arrangement

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, 2006 and 2005, the 40% threshold was met during the first quarter. For each calendar year or portion thereof following the approval date of the first new anti-CD20 product, the pretax copromotion profit-sharing formula for RITUXAN and other anti-CD20 products sold by us and Genentech will change to the following:

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

The amended and restated collaboration agreement provides that, upon the occurrence of a Biogen Idec change-in-control as described in the agreement, within 90 days of that change-in-control, Genentech may present an offer to us to purchase our rights to RITUXAN. We must then accept Genentech’s offer or purchase Genentech’s rights to RITUXAN for an amount proportioned (using the profit sharing ratio between us) to Genentech’s offer. If

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Genentech presents such an offer in such a situation, then Genentech will be deemed concurrently to have exercised a right, in exchange for a share in the operating profits or net sales in the U.S. of any new products developed under the agreement, to purchase our interest in each such product. As discussed in Note 18, Litigation, Genentech asserted for the first time that the November 2003 transaction in which Idec acquired Biogen and became Biogen Idec was a change of control of our company under the Collaboration Agreement. We strongly disagree that the Merger was a change of control of our company, but if it was, our position is that Genentech’s rights under the change-in-control provision in the Collaboration Agreement have long since expired.

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

Total revenues from unconsolidated joint business consist of the following (in millions):

	Year Ended December 31,
	2007	2006	2005

Copromotion profits	$616.8	$555.8	$513.8
Reimbursement of selling and development expenses	58.5	61.1	47.6
Royalty revenue on sales of RITUXAN outside the U.S.	250.8	194.0	147.5

	$926.1	$810.9	$708.9

The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country by country basis. RITUXAN was launched in 1998 in most European countries and in 2001 in Japan.

17.	Commitments and Contingencies

Leases

We rent laboratory and office space and certain equipment under noncancellable operating leases. The rental expense under these leases, which terminate at various dates through 2015, amounted to $33.1 million in 2007, $26.2 million in 2006, and $32.2 million in 2005. The lease agreements contain various clauses for renewal at our option and, in certain cases, escalation clauses typically linked to rates of inflation.

At December 31, 2007, minimum annual rental commitments under noncancellable leases were as follows (in millions)

	2008	2009	2010	2011	2012	Thereafter	Total

Minimum lease payments	$32.4	$30.2	$23.1	$19.6	$12.6	$18.5	$136.4
Income from subleases	5.3	4.2	2.1	—	—	—	11.6

Net minimum lease payments	$27.1	$26.0	$21.0	$19.6	$12.6	$18.5	$124.8

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction Commitments

As discussed in Note 9, Property Plant and Equipment, in 2004, we restarted construction of our large-scale biologic manufacturing facility in Hillerød, Denmark. In 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk-manufacturing component, add a labeling and packaging component but would no longer proceed with the fill-finish component of that facility. As of December 31, 2007, we have substantially completed this phase of the project including the partial construction of the bulk manufacturing facility and installation of major equipment. We are in the process of completing the second phase of the project, a large scale bulk manufacturing component and construction of a warehouse. In October 2006, our Board of Directors approved this phase, which is expected to cost an additional $225.0 million. As of December 31, 2007, we had contractual commitments of approximately $207 million for the second phase, of which approximately $117 million had been paid. This phase of the project is expected to be ready for commercial production in 2009.

18.	Litigation

On March 2, 2005, we, along with William H. Rastetter, our former Executive Chairman, and James C. Mullen, our Chief Executive Officer, were named as defendants in a purported class action lawsuit, captioned Brown v. Biogen Idec Inc., et al. (“Brown”), filed in the U.S. District Court for the District of Massachusetts (the “Court”). The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between February 18, 2004 and February 25, 2005. The plaintiff alleges that the defendants made materially false and misleading statements regarding potentially serious side effects of TYSABRI in order to gain accelerated approval from the FDA for the product’s distribution and sale. The plaintiff alleges that these materially false and misleading statements harmed the purported class by artificially inflating our stock price during the purported class period and that our insiders benefited personally from the inflated price by selling our stock. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. Substantially similar actions, captioned Grill v. Biogen Idec Inc., et al. and Lobel v. Biogen Idec Inc., et al., were filed on March 10, 2005 and April 21, 2005, respectively, in the same court by other purported class representatives. Those actions have been consolidated with the Brown case. On October 13, 2006, the plaintiffs filed an amended consolidated complaint which, among other amendments to the allegations, adds as defendants Peter N. Kellogg, our former Chief Financial Officer, William R. Rohn, our former Chief Operating Officer, Burt A. Adelman, our former Executive Vice President, Portfolio Strategy, and Thomas J. Bucknum, our former General Counsel. On September 14, 2007, the District Court Judge entered an Order allowing the Motions to Dismiss of all defendants. On October 15, 2007, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the First Circuit. Plaintiff filed its principal brief on appeal on February 6, 2008. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and intend to vigorously defend the case.

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

On September 7, 2006, a New York State court granted in part and denied in part Biogen Idec’s motion to dismiss the County of Erie complaint. On April 2, 2007, the defendants’ joint motion to dismiss the original Consolidated Complaint and the County of Nassau’s second amended complaint were granted in part, but certain claims against Biogen Idec remained. Biogen Idec’s individual motion to dismiss these complaints remains pending. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to these complaints and intend to vigorously defend the case.

Along with several other major pharmaceutical and biotechnology companies, we were also named as a defendant in a lawsuit filed by the Attorney General of Arizona. The lawsuit was filed in the Superior Court of the State of Arizona and transferred to the MDL proceedings. The complaint, as amended on March 13, 2007, is brought on behalf of Arizona consumers and other payors for drugs, and alleges that the defendants violated the state consumer fraud statute by fraudulently reporting the Average Wholesale Price for certain drugs covered by various private and public insurance mechanisms and by marketing these drugs to providers based on the providers’ ability to collect inflated payments from third-party payors. Motions to dismiss the complaint have not yet been filed and briefed. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and intend to vigorously defend the case.

On January 6, 2006, we were served with a lawsuit, captioned United States of America ex rel. Paul P. McDermott v. Genentech, Inc. and Biogen Idec, Inc., filed in the United States District Court of the District of Maine (“Court”). The lawsuit was filed under seal on July 29, 2005 by a former employee of our co-defendant Genentech pursuant to the False Claims Act, 31 U.S.C. section 3729 et. seq. On December 20, 2005, the U.S. government elected not to intervene, and the complaint was subsequently unsealed and served. On April 4, 2006, the plaintiff filed his first amended complaint alleging, among other things, that we directly solicited physicians and their staff members to illegally market off-label uses of RITUXAN for treating rheumatoid arthritis, provided illegal kickbacks to physicians to promote off-label uses, trained our employees in methods of avoiding the detection of these off-label sales and marketing activities, formed a network of employees whose assigned duties involved off-label promotion of RITUXAN, intended and caused the off-label promotion of RITUXAN to result in the submission of false claims to the government, and conspired with Genentech to defraud the government. The plaintiff seeks entry of judgment on behalf of the United States of America against the

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

defendants, an award to the plaintiff as relator, and all costs, expenses, attorneys’ fees, interest and other appropriate relief. On July 24, 2007, the District Court granted Biogen Idec’s motion to dismiss on the grounds that the Court lacks subject matter jurisdiction, the complaint fails to state a claim and the claims were not pleaded with particularity. Certain of plaintiff’s claims against Genentech are still pending. On August 14, 2007, the plaintiff filed a motion requesting that the Court allow the plaintiff to file an interlocutory appeal of the granting of Biogen Idec’s motion to dismiss. The court denied the motion on October 22, 2007. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and intend to vigorously defend the case.

On June 17, 2006, Biogen Idec filed a Demand for Arbitration against Genentech, Inc. with the American Arbitration Association (“AAA”), which was amended on December 5, 2006 and January 29, 2008. Biogen Idec alleges that Genentech breached the parties’ Amended and Restated Collaboration Agreement dated June 19, 2003 (the “Collaboration Agreement”), by failing to honor Biogen Idec’s contractual right to participate in strategic decisions affecting the parties’ joint development and commercialization of certain pharmaceutical products, including humanized anti-CD20 antibodies. Genentech filed an Answering Statement in response to Biogen Idec’s Demand in which Genentech denied that it had breached the Collaboration Agreement and alleged that Biogen Idec had breached the Collaboration Agreement. Genentech also asserted for the first time that the November 2003 transaction in which Idec acquired Biogen and became Biogen Idec was a change of control under the Collaboration Agreement, a position with which we disagree strongly. It is our position that the Biogen Idec merger did not constitute a change of control under the Collaboration Agreement and that, even if it did, Genentech’s rights under the change of control provision, which must be asserted within 90 days of the change of control event, have long since expired. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to Genentech’s allegations in the collaboration and intend to vigorously defend against these allegations.

On September 12, 2006, the Massachusetts Department of Revenue (“DOR”) issued a notice of assessment against Biogen Idec MA, Inc. for $38.9 million of corporate excise tax for 2002, which includes associated interest and penalties. On December 6, 2006, we filed an abatement application with the DOR, seeking abatements for 2001-2003. The abatement application was denied on July 24, 2007. On July 25, 2007, we filed a petition with the Massachusetts Appellate Tax Board, seeking abatements of corporate excise tax for the 2001-2003 tax years and adjustments in certain credits and credit carryforwards for the 2001-2003 years. Issues before the Board include the computation of Biogen MA’s sales factor for 2001-2003, computation of Biogen MA’s research credits for those same years, and the availability of deductions for certain expenses and partnership flow-through items. We intend to contest this matter vigorously. We believe that the assessment does not impact the level of liabilities for income tax contingencies.

On August 10, 2004, Classen Immunotherapies, Inc. filed suit against us, GlaxoSmithKline, Chiron Corporation, Merck & Co., Inc., and Kaiser-Permanente, Inc. in the U.S. District Court for the District of Maryland contending that we induced infringement of U.S. Patent Nos, 6,420,139, 6,638,739, 5,728,383, and 5,723,283, all of which are directed to various methods of immunization or determination of immunization schedules. All Counts asserted against us by Classen were dismissed by the Court upon various motions filed by the Parties. In early December 2006, Classen filed its initial appeal brief with the United States Court of Appeals for the Federal Circuit. On March 7, 2007, we filed our brief in response. The Court of Appeals held oral argument on August 8, 2007. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and intend to vigorously defend the case.

On January 30, 2007, the Estate of Thaddeus Leoniak commenced a civil lawsuit in the Court of Common Pleas, Philadelphia County, Pennsylvania, against Biogen Idec, the Fox Chase Cancer Center and three physicians.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The complaint alleges that Thaddeus Leoniak died as a result of taking the drug ZEVALIN, and seeks to hold Biogen Idec strictly liable for placing an allegedly “unreasonably dangerous” product in the stream of commerce without proper warnings. The complaint also seeks to hold us liable for alleged negligence in the design, manufacture, advertising, marketing, promoting, distributing, supplying and selling of ZEVALIN. The lawsuit seeks damages for pecuniary losses suffered by the decedent’s survivors and for compensatory damages for decedent’s pain and suffering, loss of earnings and deprivation of normal activities, all in an amount “in excess of $50,000.” On January 31, 2007, the Plaintiff’s counsel demanded $7.0 million to settle the lawsuit. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and intend to vigorously defend the case.

In addition, we are involved in product liability claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial condition.

19.	Shareholders’ Equity

Preferred Stock

Preferred stock was comprised of the following (in thousands):

	December 31, 2007			December 31, 2006
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding
Series A Preferred Stock	1,750	8	8	1,750	8	8
Series X Junior Participating Preferred Stock	1,000	—	—	1,000	—	—
Undesignated	5,250	—	—	5,250	—	—

	8,000	8	8	8,000	8	8

We have 8,000,000 shares of Preferred Stock authorized, of which 1,750,000 shares have been designated as Series A Preferred Stock and 1,000,000 shares have been designated as Series X Junior Participating Preferred Stock. The balance may be issued without a vote or action of stockholders from time to time in classes or series with the designations, powers, preferences, and the relative, participating, optional or other special rights of the shares of each such class or series and any qualifications, limitations or restrictions thereon as set forth in the stock certificate. Any such Preferred Stock may rank prior to common stock as to dividend rights, liquidation preference or both, and may have full or limited voting rights and may be convertible into shares of common stock. As of December 31, 2007 and 2006, there were 8,221 shares of Series A Preferred Stock issued and outstanding. These shares carry a liquidation preference of $67 and are convertible into 60 shares of common stock per share of Preferred Stock. No other shares of Preferred Stock are issued and outstanding as of December 31, 2007 and 2006.

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

In October 2006, our Board of Directors authorized the repurchase of up to an additional 20.0 million shares of our common stock. The repurchased stock will provide us with treasury shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program does not have an expiration date. No shares have been repurchased under the program as of December 31, 2007.

Reclassification

In the year ended December 31, 2007, we reclassified amounts within the statement of shareholder’s equity, resulting in an approximately $48 million correction in the treasury stock and common stock balances.

20.	Tender Offer

On June 27, 2007, pursuant to the terms of a tender offer, we accepted for payment 56,424,155 shares of our common stock at a price of $53.00 per share for a purchase price of $2,990.5 million. As the obligation of $2,990.5 million was incurred on June 27, 2007 and funded on July 2, 2007, pursuant to Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or SFAS 150, we recorded the present value of the obligation of $2,988.2 million on June 27, 2007, and the $2.3 million difference between the present value of the obligation and funded amount was recognized as interest expense. We funded the tender offer through existing cash and cash equivalents of $1,490.5 million and $1,500.0 million borrowed under our short-term loan facility as described in Note 7, Indebtedness. We retired all of these shares in July 2007. In connection with this retirement, in accordance with our policy, we recorded an approximately $2,991 million reduction in treasury stock and additional paid-in-capital.

21.	Segment Information

We operate in one business segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human healthcare and, therefore, our chief operating decision-maker manages the operations of our Company as a single operating segment. Enterprise-wide disclosures about product revenues, other revenues and long-lived assets by geographic area and information relating to major customers are presented below. Revenues are primarily attributed to individual countries based on location of the customer or licensee.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue by product is as follows (in millions):

	Year Ended December 31,
	2007			2006			2005
		Rest of			Rest of			Rest of
	US	World	Total	US	World	Total	US	World	Total

AVONEX	$1,085.0	$782.8	$1,867.8	$1,022.2	$684.5	$1,706.7	$938.7	$604.4	$1,543.1
AMEVIVE	0.3	0.4	0.7	5.0	6.5	11.5	34.9	13.6	48.5
ZEVALIN	13.9	3.0	16.9	16.4	1.4	17.8	19.5	1.3	20.8
FUMADERM	—	21.5	21.5	—	9.5	9.5	—	—	—
TYSABRI	104.4	125.5	229.9	25.9	9.9	35.8	4.6	—	4.6

Total product revenues	$1,203.6	$933.2	$2,136.8	$1,069.5	$711.8	$1,781.3	$997.7	$619.3	$1,617.0

Our geographic information is as follows (in millions):

December 31, 2007	US	Europe	Asia	Other	Total

Product revenues from external customers	$1,203.6	$797.0	$4.2	$132.0	$2,136.8
Revenues from unconsolidated joint business	$675.3	$200.2	$18.1	$32.5	$926.1
Other revenues from external customers	$78.1	$27.4	$3.2	$—	$108.7
Long-lived assets	$1,021.3	$1,516.6	$3.1	$89.7	$2,630.7

In 2007, we recorded revenue from two wholesale distributors accounting for a total of 19.4% and 15.2% of total product revenue, respectively.

December 31, 2006	US	Europe	Asia	Other	Total

Product revenues from external customers	$1,069.5	$591.0	$0.4	$120.4	$1,781.3
Revenues from unconsolidated joint business	$616.8	$150.2	$16.7	$27.2	$810.9
Other revenues from external customers	$61.4	$18.9	$10.5	$—	$90.8
Long-lived assets	$2,110.8	$790.3	$1.3	$35.8	$2,938.2

In 2006, we recorded revenue from one specialty distributor and three wholesale distributors accounting for a total of 15%, 18%, 14%, and 12% of total product revenue, respectively.

December 31, 2005	US	Europe	Asia	Other	Total

Product revenues from external customers	$997.7	$500.2	$0.2	$118.9	$1,617.0
Revenues from unconsolidated joint business	$561.4	$109.3	$16.3	$21.9	$708.9
Other revenues from external customers	$64.1	$21.4	$10.2	$0.9	$96.6
Long-lived assets	$2,051.5	$586.6	$1.4	$3.3	$2,642.8

In 2005, we recorded revenue from one specialty distributor and three wholesale distributors accounting for a total of 17%, 18%, 15%, and 12% of total product revenue, respectively.

Approximately 29%, 30%, and 29% of our total revenues in 2007, 2006, and 2005, respectively, are derived from our joint business arrangement with Genentech (see Note 16, Unconsolidated Joint Business Arrangement).

22.	Severance and Other Restructuring Costs

2007 Restructurings

During 2007, we incurred $1.8 million in restructuring costs, primarily related to the Syntonix acquisition and the ZEVALIN divestiture, which are included in selling, general and administrative expense. At December 31, 2007, there are no material remaining restructuring accruals on our consolidated balance sheets.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006 Restructurings

During 2006, we incurred restructuring costs associated with acquisitions and planned dispositions. Specifically, we incurred $1.2 million in severance costs associated with the acquisition of Conforma, and $1.7 million related in headcount reductions related to the planned disposition of our ZEVALIN product line.

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

Remaining Reserve Balance

The remaining liability at December 31, 2006 associated with the 2005 Strategic Plan and the 2006 Restructurings, which is included in accrued expenses and other in our consolidated balance sheet, is as follows (in millions). There were no material restructuring liabilities at Decmber 31, 2007.

			Remaining				Remaining
	Costs	Paid/Settled	Liability at	Costs			Liability at
	Incurred	During	December 31,	Incurred	Adjustments	Paid/Settled	December31,
	During 2005	2005	2005	During 2006	During 2006	During 2006	2006

Severance and employee termination costs	$28.3	$(10.8)	$17.5	$3.6	$(1.4)	$(17.6)	$2.1
Other costs	3.1	(3.1)	0.0	0.1	0.0	(0.1)	0.0

Total	$31.4	$(13.9)	$17.5	$3.7	$(1.4)	$(17.7)	$2.1

Other Items

Effective on December 31, 2005, our former Executive Chairman and Chairman of the Board retired and resigned from the Board. The charges related to this retirement amounted to $7.1 million and were all paid in 2005.

23.	Guarantees

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, or FIN 45. FIN 45 elaborates on the disclosures to be made by a guarantor inside its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of certain guarantees. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. At December 31, 2007, we have no liabilities recorded for guarantees, as defined by FIN 45, as the value of our guarantees are not material.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2007.

In connection with the relocation from leased facilities to our new research and corporate campus in San Diego, California, we entered into a lease assignment, in January 2005, with Tanox West, Inc., or Tanox, for a manufacturing facility in San Diego for which we have outstanding lease obligations through September 2008. Under the lease assignment, Tanox was assigned all of our rights, title, and interest in the amended lease and assumed all of the terms, covenants, conditions and obligations required to be kept, performed and fulfilled under the amended lease, including the making of all payments under the amended lease. However, if Tanox were to fail to perform under the lease assignment we would be responsible for all obligations under the amended lease through September 2008. At December 31, 2007, our estimate of the maximum potential of future payments under the amended lease through September 2008 is $3.6 million. Under the lease assignment, Tanox has agreed to indemnify and hold us harmless from and against any and all claims, proceedings and demands and all costs, expenses and liabilities arising out of their performance or failure to perform under the lease assignment.

24.	Facility Impairments and Loss (Gain) on Dispositions

In 2007, we sold approximately 28 acres of land in Oceanside, California for $16.5 million. We recorded a pre-tax gain of approximately $7.2 million on the sale, which is included in other income (expense) on the accompanying consolidated statement of operations, as this land was not utilized in our operations.

In December 2006, we completed the sale of a research building at our Cambridge, Massachusetts facility. Proceeds from the sale were approximately $39.5 million. We recorded a pre-tax gain of $15.6 million on the sale. We continue to occupy a minor portion of the building under a leasing arrangement.

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

As of March 31, 2005, after our voluntary suspension of TYSABRI, we reconsidered our construction plans and determined that we would proceed with the bulk manufacturing component of our large-scale biologic manufacturing facility in Hillerød, Denmark. Additionally, we added a labeling and packaging component to the project, but determined that we would no longer proceed with the fill-finish component of the large-scale biological manufacturing facility. As a result, we recorded an impairment charge of approximately $6.2 million in 2005 related to the fill-finish component that had previously been capitalized. See Footnote 9, Property, Plant and Equipment, and Footnote 17, Commitments and Contingencies.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter(a),(e)	Quarter(f),(g)	Quarter (b),(c)	Quarter (d),(h)	Total Year
	(In millions, except per share amounts)

2007
Total revenues	$715.9	$773.2	$789.2	$893.3	$3,171.6
Product revenue	484.4	518.6	529.6	604.2	2,136.8
Unconsolidated joint business revenue	207.2	230.6	234.6	253.7	926.1
Other revenue	24.3	24.0	25.0	35.4	108.7
Total expenses and taxes	606.1	618.6	714.7	724.8	2,664.2
Other income, net	21.7	31.5	44.9	32.7	130.8
Net income	131.5	186.1	119.4	201.2	638.2
Basic earnings per share	0.39	0.55	0.41	0.68	2.02
Diluted earnings per share	0.38	0.54	0.41	0.67	1.99
2006
Total revenues	$611.2	$660.0	$703.5	$708.3	$2,683.0
Product revenue	406.5	436.1	475.1	463.6	1,781.3
Unconsolidated joint business revenue	183.4	206.1	203.8	217.6	810.9
Other revenue	21.3	17.8	24.6	27.1	90.8
Total expenses and taxes	510.7	852.4	569.2	589.1	2,521.4
Other income (expense), net	18.7	21.8	22.3	(10.7)	52.1
Income before cumulative effect of accounting change	119.2	(170.6)	156.6	108.5	213.7
Cumulative effect of accounting change, net of income tax	3.8	—	—	—	3.8
Net income (loss)	123.0	(170.6)	156.6	108.5	217.5
Basic earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	0.35	(0.50)	0.46	0.32	0.63
Cumulative effect of accounting change, net of income tax	0.01	—	—	—	0.01
Basic earnings (loss) per share	0.36	(0.50)	0.46	0.32	0.64
Diluted earnings (loss) per share:
Income (loss) before cumulative effect of accounting change	0.35	(0.50)	0.45	0.32	0.62
Cumulative effect of accounting change, net of income tax	0.01	—	—	—	0.01
Diluted earnings (loss) per share	0.36	(0.50)	0.45	0.32	0.63

(a)	The first quarter of 2007 includes a charge of $18.4 million for in-process research and development related to the acquisition of Syntonix.

(b)	The third quarter of 2007 includes a charge of approximately $30 million for in-process research and development related to our collaboration with Cardiokine Biopharma LLC. This amount was offset by

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minority interest income of approximately $30 million, representing the value of the underlying technology retained by the parent company of Cardiokine Biopharma LLC.

(c)	In July 2007, we purchased 56,424,155 shares of our common stock pursuant to a tender offer. We funded the transaction in July 2007 through existing cash and cash equivalents of $1,490.5 million and by obtaining a short term loan for $1,500.0 million.

(d)	The fourth quarter of 2007 includes a charge of $34.3 million for in-process research and development related to our collaboration with Neurimmune. This amount was offset by minority interest income of $34.3 million, representing the value of the underlying technology retained by the parent company of Neurimmune.

(e)	In connection with the adoption of SFAS 123(R), we recorded the cumulative effect of an accounting change of $3.8 million, net, as of January 1, 2006.

(f)	The second quarter of 2006 includes a charge of $330.5 million for in-process research and development and a gain of $34.2 related to the settlement of a license agreement.

(g)	In the second quarter of 2006, we recorded a charge of $6.9 million to increase certain reserves for expired products. We determined that the charge related to prior years but was not material to any period. (See Note 1, Business Overview and Summary of Significant Accounting Policies, for further discussion).

(h)	In the fourth quarter of 2006, we recorded a charge of $28.1 million related to the loss on settlement of an agreement with Fumedica.

26.	New Accounting Pronouncements

On December 12, 2007, EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01, was issued. EITF- 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all of our collaborations existing after January 1, 2009. We are evaluating the impact this standard will have on our financial statements.

On December 4, 2007, Statement of Financial Standard No. 141(R), Business Combinations, or SFAS 141(R), was issued. This Standard will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The Standard is effective for transactions occurring on or after January 1, 2009. We are evaluating the impact this standard will have on our financial statements.

On December 4, 2007, Statement of Financial Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, or SFAS 160, was issued. This Standard changes the accounting for and reporting of noncontrolling or minority interests (now called noncontrolling interest) in consolidated financial statements. This Standard is effective January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS 160. We are evaluating the impact, if any, this standard will have on our financial statements.

On June 27, 2007, EITF 07-3 Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities, or EITF 07-3, was issued. EITF 07-3 requires that nonrefundable advance payments made for goods or services to be used in future research and development activities be deferred and capitalized until such time as the related goods are delivered or services are performed, at which point the amounts would be recognized as an expense. This standard was effective for new contracts entered into after January 1, 2008. We are evaluating the impact, if any, this EITF will have on our financial statements.

On February 15, 2007, Statement of Financial Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115, or SFAS 159, was issued. This

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standard permits us to choose to measure many financial instruments and certain other items at fair value. It also establishes presentation and disclosure requirements. This Standard was effective January 1, 2008 for the Company. We are evaluating the impact, if any, this standard will have on our financial statements.

On September 6, 2006, Statement of Financial Standard No. 157 Fair Value Measurement, or SFAS 157, was issued. This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, or GAAP, and expands disclosures about fair value measurements. This Standard is effective January 1, 2008 for the company. We are evaluating the impact, if any, this standard will have on our financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Biogen Idec Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders equity and cash flows present fairly, in all material respects, the financial position of Biogen Idec Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As discussed in Note 5 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006. As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for income tax contingencies in 2007.

/s/  PricewaterhouseCoopers LLP
Boston, MA
February 14, 2008