Form 10-Q
period 2008-03-31
BIOGEN IDEC INC.
filed 2008-04-23
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

The number of shares of the registrant’s Common Stock, $0.0005 par value, outstanding as of April 17, 2008, was 293,022,045 shares.

BIOGEN IDEC INC.

FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2008

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	March 31,
	2008	2007
	In thousands, except per share amounts
	(Unaudited)

Revenues:
Product	$665,070	$484,388
Unconsolidated joint business	247,223	207,164
Other	29,893	24,358

Total revenues	942,186	715,910

Costs and expenses:
Cost of sales, excluding amortization of acquired intangible assets	100,934	81,950
Research and development	258,232	191,449
Selling, general and administrative	215,829	188,061
Collaboration profit (loss) sharing	21,406	(5,567)
Amortization of acquired intangible assets	74,781	59,920
In-process research and development	25,000	18,405

Total costs and expenses	696,182	534,218

Income from operations	246,004	181,692
Other income (expense), net	370	21,702

Income before income tax expense	246,374	203,394
Income tax expense	83,277	71,893

Net income	$163,097	$131,501

Basic earnings per share	$0.55	$0.39

Diluted earnings per share	$0.54	$0.38

Weighted-average shares used in calculating:
Basic earnings per share	296,171	340,310

Diluted earnings per share	299,500	344,058

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(In thousands, except per
	share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$688,499	$659,662
Marketable securities	156,920	319,408
Cash collateral received for loaned securities	124,693	208,209
Accounts receivable, net	451,480	392,646
Due from unconsolidated joint business	159,560	166,686
Loaned securities	140,981	204,433
Inventory	237,172	233,987
Other current assets	181,170	183,376

Total current assets	2,140,475	2,368,407

Marketable securities	674,529	932,271
Property, plant and equipment, net	1,581,664	1,497,383
Intangible assets, net	2,421,255	2,492,354
Goodwill	1,140,190	1,137,372
Investments and other assets	212,540	201,028

Total assets	$8,170,653	$8,628,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Collateral payable on loaned securities	$124,693	$208,209
Accounts payable	114,842	90,672
Taxes payable	54,267	11,274
Accrued expenses and other	400,529	367,885
Current portion of notes payable	12,841	1,511,135

Total current liabilities	707,172	2,189,175

Notes payable	1,060,448	51,843
Long-term deferred tax liability	523,392	521,525
Other long-term liabilities	346,933	331,977

Total liabilities	2,637,945	3,094,520

Commitments and contingencies (Notes 10 and 12)
Shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	149	147
Additional paid-in capital	5,848,543	5,807,071
Accumulated other comprehensive income	123,439	79,246
Accumulated deficit	(199,204)	(352,169)
Treasury stock, at cost	(240,219)	—

Total shareholders’ equity	5,532,708	5,534,295

Total liabilities and shareholders’ equity	$8,170,653	$8,628,815

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$163,097	$131,501
Adjustments to reconcile net income to net cash flows from operating activities Depreciation and amortization of fixed & intangible assets	106,932	88,815
In process research & development	25,000	18,405
Minority interest of subsidiaries	2,710	—
Share-based compensation	34,529	29,560
Non-cash interest expense	8,142	437
Deferred income taxes	7,183	5,015
Realized (gain) loss on sale of marketable securities and strategic investment	(5,267)	245
Write-down of inventory to net realizable value	4,386	6,717
Impairment of investments and other assets	8,892	2,460
Excess tax benefit from stock options	(7,626)	(5,193)
Changes in assets and liabilities, net:
Accounts receivable	(54,703)	(6,642)
Due from unconsolidated joint business	7,126	16,954
Inventory	(6,344)	(23,191)
Other assets	(2,711)	(18,835)
Accrued expenses and other current liabilities	65,682	13,494
Other liabilities	9,957	2,587

Net cash flows provided by operating activities	366,985	262,329

Cash flows from investing activities:
Purchases of marketable securities	(431,659)	(878,550)
Proceeds from sales and maturities of marketable securities	917,972	803,675
Collateral received under securities lending	83,516	—
Acquisitions, net of cash acquired	(25,000)	(42,289)
Purchases of property, plant and equipment	(86,031)	(37,332)
Purchases of other investments	(9,221)	(12,886)

Net cash flows provided by (used in) investing activities	449,577	(167,382)

Cash flows from financing activities:
Purchase of common stock	(240,219)	—
Proceeds from issuance of stock for share based compensation arrangements	28,311	22,908
Change in cash overdrafts	13,390	3
Excess tax benefit from stock options	7,626	5,193
Proceeds from borrowings, net of discounts and expenses	986,876	—
Repayments of borrowings	(1,500,000)	(3,703)
Obligations under securities lending	(83,516)	—

Net cash flow provided by (used in) financing activities	(787,532)	24,401

Net increase in cash and cash equivalents	29,030	119,348
Effect of exchange rate changes on cash and cash equivalents	(193)	215
Cash and cash equivalents, beginning of the period	659,662	661,377

Cash and cash equivalents, end of the period	$688,499	$780,940

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business Overview

Overview

Biogen Idec Inc. is a global biotechnology company that creates new standards of care in therapeutic areas with high unmet medical needs. We currently have four marketed products: AVONEX®, RITUXAN®, TYSABRI® and FUMADERM®.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of our financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements. This Form 10-Q does not contain all disclosures required by accounting principles generally accepted in the U.S. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

Principles of Consolidation

The consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries and of our joint ventures in Italy and Switzerland. In accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46(R), we consolidate variable interest entities in which we are the primary beneficiary. For such consolidated entities in which we own less than a 100% interest, we record minority interest in other income (expense), net within our statement of income for the ownership interest of the minority owner. All material intercompany balances and transactions have been eliminated in consolidation.

2.	Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are charged to research and development expense when consumed.

The components of inventory are as follows (in millions):

	March 31,	December 31,
	2008	2007

Raw materials	$50.3	$46.4
Work in process	150.2	155.4
Finished goods	36.7	32.2

Total inventory	$237.2	$234.0

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended March 31, 2008 and 2007, we wrote down $4.4 million and $6.7 million, respectively, in unmarketable inventory, which was charged to cost of sales.

During 2007, we had TYSABRI product on hand that was written-down in 2005 due to the uncertainties surrounding the TYSABRI suspension, but which was subsequently used to fill orders in 2007. As a result, in 2007, we recognized lower than normal cost of sales and, therefore, higher margins on our sales of TYSABRI. For the three months ended March 31, 2007, cost of sales was approximately $2.5 million lower due to the sale of TYSABRI inventory that had been written-off. All TYSABRI inventory that had been previously written-off had been shipped at December 31, 2007.

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

We establish reserves for these discounts, which include trade term discounts and wholesaler incentives, contractual adjustments, which include Medicaid rebates, Veteran’s Administration rebates, managed care and other applicable allowances and returns, which include returns made by wholesalers. Such reserves are classified as reductions of accounts receivable if the amount is payable to a customer or as a liability if the amount is payable to a party other than a customer.

An analysis of the amount of, and change in, reserves is as follows (in millions):

		Contractual
	Discounts	Adjustments	Returns	Total

Beginning balance, January 1, 2008	$6.4	$33.1	$20.4	$59.9
Current provisions relating to sales in current period	14.4	37.1	3.0	54.5
Adjustments relating to sales in prior periods	—	(0.7)	—	(0.7)
Payments/returns relating to sales in current period	(6.7)	(11.0)	—	(17.7)
Payments/returns relating to sales in prior periods	(5.4)	(26.0)	(3.9)	(35.3)

Ending balance, March 31, 2008	$8.7	$32.5	$19.5	$60.7

The total reserves above were included in the consolidated balance sheets as follows (in millions):

	March 31,	December 31,
	2008	2007

Reduction of accounts receivable	$28.9	$28.5
Accrued expenses and other	31.8	31.4

Total reserves and accruals	$60.7	$59.9

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserves for discounts, contractual adjustments and returns reduced gross product revenues as follows (in millions):

	Three Months
	Ended
	March 31,
	2008	2007

Discounts	$14.4	$10.5
Contractual adjustments	36.4	22.8
Returns	3.0	4.3

Total allowances	$53.8	$37.6

Gross product revenues	$718.9	$522.0

Percent of gross product revenues	7.5%	7.2%

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

4.	Intangible Assets and Goodwill

As of March 31, 2008 and December 31, 2007, intangible assets and goodwill, net of accumulated amortization, impairment charges and adjustments, are as follows (in millions):

			As of March 31,			As of Dec. 31,
			2008			2007
	Estimated		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net

Out-licensed patents	12 years	$578.0	$(211.1)	$366.9	$578.0	$(199.1)	$378.9
Core/developed technology	15-20 years	3,007.5	(1,028.0)	1,979.5	3,003.0	(965.2)	2,037.8
Trademarks & tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed patents	14 years	3.0	(0.7)	2.3	3.0	(0.7)	2.3
Assembled workforce	4 years	2.1	(0.9)	1.2	2.1	(0.7)	1.4
Distribution rights	2 years	13.7	(6.3)	7.4	11.8	(3.8)	8.0

Total		$3,668.3	$(1,247.0)	$2,421.3	$3,661.9	$(1,169.5)	$2,492.4

Goodwill	Indefinite	$1,140.2	$—	$1,140.2	$1,137.4	$—	$1,137.4

Amortization expense was $74.8 million and $59.9 million in the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, we recorded $25 million in in-process research and development charges related to an HSP-90 related milestone payment made to the former shareholders of Conforma, Inc. pursuant to our acquisition of Conforma in 2006.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Fair Value Measurements

Effective January 1, 2008, we implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement, or SFAS 157, for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we have elected to defer implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact, if any, this Standard will have on our non-financial assets and liabilities.

The adoption of SFAS 157 to our financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results.

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

				Significant
		Quoted Prices in	Significant Other	Unobservable
	March 31,	Active Markets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$509.7	$—	$509.7	$—
Marketable debt securities	972.4	—	972.4	—
Derivative contracts	5.9	—	5.9	—
Strategic investments	11.9	11.9	—	—
Venture capital funds	24.9	—	—	24.9
Plan assets for deferred compensation	14.4	—	14.4	—

Total	$1,539.2	$11.9	$1,502.4	$24.9

Liabilities:
Derivative contracts	25.1	—	25.1	—

Total	$25.1	$—	$25.1	$—

The fair values of our cash equivalents, marketable debt securities, plan assets and derivative instruments are determined through market, observable and corroborated sources. Our strategic investments are investments in publicly traded equity securities whose fair value is readily determinable.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table is a roll forward of the fair value of our venture capital funds, whose fair value is determined by Level 3 inputs (in millions):

Description	Fair Value

Balance at December 31, 2007	$28.1
Total unrealized losses included in earnings	(3.6)
Purchases, issuances, and settlements	0.4

Balance at March 31, 2008	$24.9

The carrying value of the venture capital funds reflect changes in the fair value of the underlying funds’ net assets, which is calculated by employing various market, income and cost approaches to determine fair value at each measurement date. Gains and losses (realized and unrealized) included in earnings for the period are reported in other income (expense), net.

The fair values of our credit line from Dompe and our note payable to Fumedica were $18.7 million and $51.7 million, respectively, at March 31, 2008. These fair values were estimated using market prices of similar issues. The fair value of our Senior Notes of $1,014.3 was determined through market, observable and corroborated sources. Within the hierarchy of fair value measurements, these are Level 2 fair values.

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, due from unconsolidated joint business, other current assets, accounts payable and accrued expenses and other approximate fair value due to their short-term maturities.

6.	Financial Instruments

Marketable Securities, including Strategic Investments

The following is a summary of marketable securities and investments (in millions):

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
March 31, 2008:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$135.0	$0.7	$(0.1)	$134.4
Non-current	242.7	5.3	(0.2)	237.6
U.S. Government securities
Current	37.6	0.4	—	37.2
Non-current	143.6	5.5	—	138.1
Other interest bearing securities
Current	9.0	—	—	9.0
Non-current	404.5	5.6	(4.7)	403.6

Total available-for-sale securities	$972.4	$17.5	$(5.0)	$959.9

Other Investments
Strategic investments, non-current	$11.9	$1.9	$—	$10.0

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
December 31, 2007:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$178.3	$0.2	$(0.3)	$178.4
Non-current	309.7	3.5	(0.1)	306.3
U.S. Government securities
Current	192.5	0.2	(0.1)	192.4
Non-current	232.5	4.7	—	227.8
Other interest bearing securities
Current	6.1	—	—	6.1
Non-current	537.0	5.2	(0.5)	532.3

Total available-for-sale securities	$1,456.1	$13.8	$(1.0)	1,443.3

Other Investments
Strategic investments, non-current	$16.8	$2.9	$(0.1)	$14.0

In the three months ended March 31, 2008, we recognized $2.3 million in charges for the impairment of available-for-sale securities that were determined to be other-than-temporary following a decline in value. In the three months ended March 31, 2007, we recognized $2.5 million in charges for the impairment of available for sale securities that were determined to be other-than-temporary. The table above includes securities we loan from our portfolio to other institutions, as described below.

Unrealized losses relate to various debt securities, including U.S. Government issues, corporate bonds and asset-backed securities and strategic investments. The unrealized losses on these securities were primarily caused by a rise in interest rates and/or credit spreads subsequent to purchase. We believe that these unrealized losses are temporary, and we have the intent and ability to hold these securities to recovery, which may be at maturity.

The proceeds from maturities and sales of marketable securities, which were reinvested or used to repay the term loan facility, and resulting realized gains and losses were as follows (in millions):

	Three Months
	Ended
	March 31,
	2008	2007

Proceeds from maturities and sales	$918.0	$803.7
Realized gains	$9.6	$0.5
Realized losses	$4.3	$0.4

The amortized cost and estimated fair value of securities available-for-sale at March 31, 2008 by contractual maturity are as follows (in millions):

	Estimated	Amortized
	Fair Value	Cost

Due in one year or less	$172.4	$171.4
Due after one year through five years	395.3	384.7
Mortgage and other asset backed securities	404.7	403.8

Total	$972.4	$959.9

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The average maturity of our marketable securities as of both March 31, 2008 and December 31, 2007, was 15 months.

Certain commercial paper and short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the accompanying balance sheet and are not included in the table above. The commercial paper, including accrued interest, has a carrying value of $81.4 million and $368.2 million and the short-term debt securities has a fair and carrying value of $509.7 million and $195.1 million at March 31, 2008 and December 31, 2007, respectively.

Strategic Investments

In the three months ended March 31, 2008, we recognized $2.7 million in charges for the impairment of investments that were deemed to be other-than-temporary. In the three months ended March 31, 2007, we recognized no charges for the impairment of investments that were deemed to be other-than-temporary.

Non-Marketable Securities

We hold investments in equity securities of certain privately held biotechnology companies or biotechnology- oriented venture capital limited partnerships. The carrying value of these non-marketable securities at March 31, 2008 and December 31, 2007, was $60.0 million and $52.4 million, respectively. These non-marketable securities are included in investments and other assets on the accompanying consolidated balance sheets.

In the three months ended March 31, 2008 and 2007, we recorded $3.7 million and $0.4 million, respectively, in charges for impairments related to non-marketable securities.

Securities lending

We loan certain securities from our portfolio to other institutions. Such securities are classified as loaned securities on the accompanying consolidated balance sheet. Collateral for the loaned securities, consisting of cash or other securities is maintained at a rate of approximately 102% of the market value of each loaned security. We held cash as collateral in the amount of $124.7 million and $208.2 million as of March 31, 2008 and December 31, 2007, respectively. We have access to other securities as collateral in the amount of $18.8 million as of March 31, 2008. The cash collateral is recorded as cash collateral received for loaned securities on the consolidated balance sheet. We have a current obligation to return the collateral which is reflected as collateral payable on loaned securities on the accompanying consolidated balance sheet. Income received from lending securities is recorded in other income (expense), net.

Forward Contracts and Interest Rate Swaps

We have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts in effect at March 31, 2008 have durations of 3 to 12 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are included in accumulated other comprehensive income. Realized gains and losses for the effective portion are recognized with the completion of the underlying hedge transaction. To the extent ineffective, hedge transaction gains and losses are included in other income (expense), net.

The notional settlement amount of the foreign currency forward contracts outstanding at March 31, 2008 was approximately $441.3 million. These contracts had an aggregate fair value of $25.1 million, representing an unrealized loss, and were included in other current liabilities at March 31, 2008. The notional settlement amount of the foreign currency forward contracts outstanding at December 31, 2007 was approximately

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$409.2 million. These contracts had an aggregate fair value of $6.4 million, representing an unrealized loss, and were included in other current liabilities at December 31, 2007.

In the three months ended March 31, 2008 and 2007, there was $0.7 million and $0.6 million, respectively, recognized in earnings as a loss due to hedge ineffectiveness. We recognized $7.6 million of losses in product revenue for the settlement of certain effective cash flow hedge instruments for the three months ended March 31, 2008 as compared to minimal amounts of losses for the three months ended March 31, 2007. These settlements were recorded in the same period as the related forecasted transactions affected earnings.

In connection with the issuance of our Senior Notes in March 2008, as described in Note 14, Indebtedness, we entered into interest rate swaps with an aggregate notional amount of $275 million, which expire in March 2018. These interest rate swaps have been designated as fair value hedges and are being used to manage our exposure to changes in interest rates. These swaps have the effect of changing $275 million of our fixed rate debt to variable rate debt, as we receive a fixed rate and pay a floating rate. Since inception in March 2008, we recognized a net loss of $1.3 million in earnings due to hedge ineffectiveness. The fair value of these swaps at March 31, 2008, which is included in other assets, was $5.4 million net of accrued interest.

7.	Comprehensive Income

The activity in comprehensive income, net of income taxes, was as follows (in millions):

	Three Months
	Ended
	March 31,
	2008	2007

Net income	$163.1	$131.5
Translation adjustments	57.3	5.6
Unfunded status of pension and postretirement benefit plans	0.2	—
Net unrealized (losses) gains on available-for-sale marketable securities, net of tax of ($0.2) million and ($2.7) million, respectively	(1.5)	5.5
Net unrealized losses on foreign currency forward contracts, net of tax of $6.9 million and $0.7 million, respectively	(11.8)	(1.3)

Total comprehensive income	$207.3	$141.3

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Earnings per Share

Basic and diluted earnings per share were calculated as follows (in millions):

	Three Months
	Ended
	March 31,
	2008	2007

Numerator:
Net income	$163.1	$131.5
Adjustment for net income allocable to preferred shares	(0.3)	(0.2)

Net income used in calculating basic and diluted earnings per share	$162.8	$131.3

Denominator:
Weighted average number of common shares outstanding	296.2	340.3
Effect of dilutive securities:
Stock options and ESPP	1.9	1.9
Time vested restricted stock units	1.2	0.5
Performance-based restricted stock units	—	0.2
Restricted stock awards	0.2	0.6
Convertible promissory notes	—	0.6

Dilutive potential common shares	3.3	3.8

Shares used in calculating diluted earnings per share	299.5	344.1

The following amounts were not included in the calculation of net income per share because their effects were anti-dilutive (in millions):

	Three Months Ended March 31,
	2008	2007

Numerator:
Net income allocable to preferred shares	$0.3	$0.2
Denominator:
Stock options	6.1	13.8
Time-vested restricted stock units	1.0	0.9
Convertible preferred stock	0.5	0.5

Total	7.6	15.2

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Share-Based Payments

In the three months ended March 31, 2008 and 2007, share-based compensation expense reduced our results of operations as follows (in millions, except for earnings per share):

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
	Effect on	Effect on
	Net Income	Net Income

Income before income taxes	$(34.5)	$(29.6)
Tax effect	10.8	9.3

Net income	$(23.7)	$(20.3)

Basic earnings per share	$(0.08)	$(0.06)
Diluted earnings per share	$(0.08)	$(0.06)

Share-based compensation expense and capitalized share-based compensation costs in the three months ended March 31, 2008 and 2007 are as follows (in millions):

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Stock	Restricted Stock		Stock	Restricted Stock
	Options	and Restricted		Options	and Restricted
	& ESPP	Stock Units	Total	& ESPP	Stock Units	Total

Research and development	$2.4	$15.2	$17.6	$3.0	$7.7	$10.7
Selling, general and administrative	3.4	15.3	18.7	6.1	13.7	19.8

Total	$5.8	$30.5	$36.3	$9.1	$21.4	$30.5

Capitalized share-based compensation costs			(1.8)			(0.9)

Share-based compensation expense			$34.5			$29.6

Stock options

In February of 2008 and 2007, we made our annual awards of stock options. Approximately one million stock options were awarded as part of the annual award in February 2008 at an exercise price of $60.56 per share.

Approximately one million stock options were awarded as part of the annual award in February 2007 at an exercise price of $49.31 per share.

The fair value of the stock option grants awarded in the three months ended March 31, 2008 and 2007 was estimated as of the date of grant using a Black-Scholes option valuation model that used the following weighted-average assumptions:

	Three Months
	Ended
	March 31,
	2008	2007

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	34.4%	34.8%
Risk-free interest rate	2.39%	4.46%
Expected option life in years	5.10	4.87
Per share grant-date fair value	$20.99	$16.12

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Time-Vested Restricted Stock Units

In February of 2008 and 2007, we made our annual awards of time-vested restricted stock units, or RSUs. Approximately 2.3 million RSUs were awarded as part of the annual grant in February 2008 at a grant date fair value of $60.56 per share. Approximately 2.3 million RSUs were awarded as part of the annual grant in February 2007 at a grant date fair value of $49.31 per share.

Performance-Based Restricted Stock Units

In June 2006, we committed to grant 120,000 performance-based RSUs to an executive. The first tranche of 30,000 RSUs was granted in January 2007 and the remaining 90,000 were granted in June 2007. These tranches are subject to performance conditions established at the time of issuance. In February 2008, 27,000 of the first tranche of RSU’s vested and were converted into shares of common stock. The total grant of 120,000 RSUs is being recognized as compensation expense, and trued up as necessary, over the requisite service period of four years as if it were multiple awards, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, or FIN 28.

Employee Stock Purchase Plan

In the three months ended March 31, 2008 and 2007, 0.1 million and 0.2 million shares, respectively, were issued under the employee stock purchase plan, or ESPP. In the three months ended March 31, 2008 and 2007, we recorded compensation charges of approximately $1.1 million and $0.8 million, respectively, of stock compensation charges related to the ESPP.

10.	Income Taxes

Tax Rate

Our effective tax rate was 33.8% on pre-tax income for the three months ended March 31, 2008, compared to 35.3% for the comparable period in 2007.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the three months ended March 31, 2008 and 2007, respectively, is as follows:

	Three Months
	Ended
	March 31,
	2008	2007

Statutory Rate	35.0%	35.0%
State Taxes	2.9	2.0
Foreign Taxes	(8.9)	(7.3)
Credits and net operating loss utilization	(1.8)	(1.1)
Other	0.4	1.3
Fair Value Adjustment	3.4	2.9
IPR&D	3.6	3.3
Non-deductible items	(0.8)	(0.8)

	33.8%	35.3%

Contingency

On September 12, 2006, we received a Notice of Assessment from the Massachusetts Department of Revenue for $38.9 million, including penalties and interest, with respect to the 2001, 2002 and 2003 tax years.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We believe that we have meritorious defenses to the proposed adjustment and will vigorously oppose the assessment. We believe that the assessment does not impact the level of liabilities for income tax contingencies. However, there is a possibility that we may not prevail in all of our assertions. If this process is resolved unfavorably in the future, it could have a material impact on our future effective tax rate and our results of operations in the period in which the resolution occurs.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. During the second quarter of 2007, the Internal Revenue Service, or IRS, completed its examination of our consolidated federal income tax returns for the fiscal years 2003 and 2004 and issued an assessment. We subsequently paid amounts related to items agreed to with the IRS and are appealing several items.

11.	Other Income (Expense), Net

Total other income (expense), net, consists of the following (in millions):

	Three Months
	Ended
	March 31,
	2008	2007

Interest income	$22.9	$29.1
Minority interest	(2.7)	(2.1)
Interest expense	(15.7)	(0.4)
Other net	(4.1)	(4.9)

Total other income (expense), net	$0.4	$21.7

In the three months ended March 31, 2008, the principal components of other net, were impairments on strategic investments of $6.8 million, losses on foreign currency of $1.7 million and the write down of a loan of $1.1 million, offset by a net realized gain on marketable securities of $3.0 million and a VAT refund of $3.8 million. In the three months ended March 31, 2007, the principal components of other net were legal settlements of $1.4 million and net realized losses on sales of marketable securities of $2.3 million.

12.	Litigation

We, along with William H. Rastetter, our former Executive Chairman, James C. Mullen, our Chief Executive Officer, Peter N. Kellogg, our former Chief Financial Officer, William R. Rohn, our former Chief Operating Officer, Burt A. Adelman, our former Executive Vice President, Portfolio Strategy, and Thomas J. Bucknum, our former General Counsel are defendants in a consolidated purported class action lawsuit, captioned In re: Biogen Idec Inc. Securities Litigation, first filed in the U.S. District Court for the District of Massachusetts on March 2, 2005. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between February 18, 2004 and February 25, 2005. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs allege that the defendants made materially false and misleading statements regarding potentially serious side effects of TYSABRI in order to gain accelerated approval from the FDA for the product’s distribution and sale. The plaintiff alleges that these statements harmed the purported class by artificially inflating our stock price during the purported class period and that our insiders benefited personally from the inflated price by selling our stock. The plaintiff seeks unspecified damages, as well as interest, costs and attorneys’ fees. On September 14, 2007, the District Court entered an Order allowing the Motions to Dismiss of all defendants. On October 15, 2007, the plaintiffs filed a notice of appeal to the United States Court of Appeals for the First Circuit. We have not formed an opinion that an unfavorable outcome is either “probable”

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and intend to vigorously defend the case.

On October 4, 2004, Genentech, Inc. received a subpoena from the U.S. Department of Justice requesting documents related to the promotion of RITUXAN. We market RITUXAN in the U.S. in collaboration with Genentech. Genentech has disclosed that it is cooperating with the associated investigation, which it has disclosed that it has been advised is both civil and criminal in nature. We are cooperating with the U.S. Department of Justice in its investigation of Genentech. The potential outcome of this matter and its impact on us cannot be determined at this time.

Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in certain cases, Biogen Idec Inc., was named as a defendant in lawsuits filed by the City of New York and numerous Counties of the State of New York. All of the cases — except for cases filed by the County of Erie, County of Oswego and County of Schenectady (the “Three County Actions”) — are the subject of a Consolidated Complaint (“Consolidated Complaint”), first filed on June 15, 2005 in the U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456 (“the MDL proceedings”).

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

On November 28, 2007, all defendants in the Three County Actions, including Biogen Idec, moved before the State of New York’s Litigation Coordinating Panel (the “Panel”) for an order coordinating the three County Actions and providing that pre-trial proceedings in the Three County Actions be handled in state court in Erie County. That motion has been fully briefed and is pending before the Panel. With respect to the Three County Actions, we have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to these complaints and intend vigorously to defend the case.

With respect to the MDL proceedings, on April 2, 2007, the defendants’ joint motion to dismiss the original Consolidated Complaint and the County of Nassau’s second amended complaint were granted in part, but certain claims against Biogen Idec remained. Biogen Idec’s individual motion to dismiss these complaints remains pending. On July 30, 2007, the defendants’ joint motion to dismiss the amended Consolidated Complaint was allowed in part and denied in part. On October 5, 2007, the Consolidated Complaint was amended again to add Orange County as a plaintiff. Orange County has not asserted any claims against Biogen Idec. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to these complaints and intend vigorously to defend the case.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Along with several other major pharmaceutical and biotechnology companies, we were also named as a defendant in a lawsuit filed by the Attorney General of Arizona. The lawsuit was filed in the Superior Court of the State of Arizona and transferred to the MDL proceedings. The complaint, as amended on March 13, 2007, is brought on behalf of Arizona consumers and other payors for drugs, and alleges that the defendants violated the state consumer fraud statute by fraudulently reporting the Average Wholesale Price for certain drugs covered by various private and public insurance mechanisms and by marketing these drugs to providers based on the providers’ ability to collect inflated payments from third-party payors. On December 26, 2007, Biogen Idec and other defendants agreed to participate in mediation. That mediation process has not begun. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and intend vigorously to defend the case.

On January 6, 2006, we were served with a lawsuit, captioned United States of America ex rel. Paul P. McDermott v. Genentech, Inc. and Biogen Idec, Inc., filed in the United States District Court of the District of Maine (“Court”). The lawsuit was filed under seal on July 29, 2005 by a former employee of our co-defendant Genentech pursuant to the False Claims Act, 31 U.S.C. section 3729 et. seq. On December 20, 2005, the U.S. government elected not to intervene, and the complaint was subsequently unsealed and served. The plaintiff alleges, among other things, that we directly solicited physicians and their staff members to illegally market off-label uses of RITUXAN for treating rheumatoid arthritis, provided illegal kickbacks to physicians to promote off-label uses, trained our employees in methods of avoiding the detection of these off-label sales and marketing activities, formed a network of employees whose assigned duties involved off-label promotion of RITUXAN, intended and caused the off-label promotion of RITUXAN to result in the submission of false claims to the government, and conspired with Genentech to defraud the government. The plaintiff seeks entry of judgment on behalf of the United States of America against the defendants, an award to the plaintiff as relator, and all costs, expenses, attorneys’ fees, interest and other appropriate relief. On July 24, 2007, the District Court granted Biogen Idec’s motion to dismiss. Certain of the plaintiff’s claims against Genentech are still pending. The Court subsequently denied the plaintiff’s motion to allow an interlocutory appeal of the granting of Biogen Idec’s motion to dismiss. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and intend vigorously to defend the case.

On June 17, 2006, Biogen Idec filed a Demand for Arbitration against Genentech, Inc. with the American Arbitration Association (“AAA”), which Demand was amended on December 5, 2006 and on January 29, 2008. In the Demand, Biogen Idec alleged that Genentech breached the parties’ Amended and Restated Collaboration Agreement dated June 19, 2003 (the “Collaboration Agreement”), by failing to honor Biogen Idec’s contractual right to participate in strategic decisions affecting the parties’ joint development and commercialization of certain pharmaceutical products, including humanized anti-CD20 antibodies. Genentech filed an Answering Statement in response to Biogen Idec’s Demand in which Genentech denied that it had breached the Collaboration Agreement and alleged that Biogen Idec had breached the Collaboration Agreement. In its Answering Statement, Genentech also asserted for the first time that the November 2003 transaction in which Idec acquired Biogen and became Biogen Idec was a change of control under the Collaboration Agreement, a position with which we disagree strongly. It is our position that the Biogen Idec merger did not constitute a change of control under the Collaboration Agreement and that, even if it did, Genentech’s rights under the change of control provision, which must be asserted within ninety (90) days of the change of control event, have long since expired. We intend to vigorously assert that position if Genentech persists in making this claim. The arbitration is in the discovery stage. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

good and valid defenses to Genentech’s allegations in the arbitration and intend vigorously to defend against these allegations.

On August 10, 2004, Classen Immunotherapies, Inc. filed suit against us, GlaxoSmithKline, Chiron Corporation, Merck & Co., Inc., and Kaiser-Permanente, Inc. in the U.S. District Court for the District of Maryland contending that we induced infringement of U.S. Patent Nos, 6,420,139, 6,638,739, 5,728,383, and 5,723,283, all of which are directed to various methods of immunization or determination of immunization schedules. All Counts asserted against us by Classen were dismissed by the Court. Classen filed an appeal, which has been fully briefed and argued, but not yet decided by the Court of Appeals. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses and intend vigorously to defend the case.

On September 12, 2006, the Massachusetts Department of Revenue (“DOR”) issued a notice of assessment against Biogen Idec MA, Inc. for $38.9 million of corporate excise tax for 2002, which includes associated interest and penalties. On December 6, 2006, we filed an abatement application with the DOR, seeking abatements for 2001-2003. The abatement application was denied on July 24, 2007. On July 25, 2007, we filed a petition with the Massachusetts Appellate Tax Board, seeking abatements of corporate excise tax for the 2001-2003 tax years and adjustments in certain credits and credit carryforwards for the 2001-2003 years. Issues before the Board include the computation of Biogen Idec MA’s sales factor for 2001-2003, computation of Biogen Idec MA’s research credits for those same years, and the availability of deductions for certain expenses and partnership flow-through items. We intend to contest this matter vigorously. We believe that the assessment does not impact the level of liabilities for income tax contingencies.

In addition, we are involved in product liability claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial conditions.

13.	Segment Information

We operate in one business segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care. Our chief operating decision-maker manages our operations as a single operating segment.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Indebtedness

Notes payable consists of the following (in millions):

	March 31,	December 31,
	2008	2007

Current portion:
Term loan facility	$—	$1,500.0
20-year subordinated convertible promissory notes, due 2019 at 5.5%	0.2	0.2
Note payable to Fumedica	11.9	10.3
Other	0.7	0.6

	$12.8	$1,511.1

Non-current portion:
6.000% Senior Notes due 2013	$449.5	$—
6.875% Senior Notes due 2018	552.3	—
Note payable to Fumedica	39.7	34.3
Credit line from Dompé	18.9	17.5

	$1,060.4	$51.8

On March 4, 2008, we issued $450.0 million aggregate principal amount of 6.0% Senior Notes due March 1, 2013 and $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 at 99.886% and 99.184% of par, respectively. The discount will be amortized as additional interest expense over the period from issuance through maturity. These notes are senior unsecured obligations. Interest on the notes is payable March 1 and September 1 of each year. The notes may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. The notes contain a change of control provision that may require us to purchase the notes under certain circumstances. There is also an interest rate adjustment feature that requires us to increase the interest rate on the notes if the rating on the notes declines below investment grade. The costs associated with this offering of approximately $8.1 million have been recorded as debt issuance costs on our consolidated balance sheet and will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Additionally, in connection with this offering, we entered into interest rate swaps, as further described in Note 6, Financial Instruments. The carrying value of the 6.875% Senior Notes due in 2018 includes approximately $6.8 million related to the hedge with the interest rate swap.

We used the proceeds of this offering, along with cash and the proceeds from the liquidation of marketable securities, to repay the $1,500.0 million term loan facility we entered into in July 2007 in connection with the funding of our June 2007 tender offer.

In June 2007, we entered into a five-year $400.0 million Senior Unsecured Revolving Credit Facility, which we may use for future working capital and general corporate purposes. This credit facility bears interest at a rate of LIBOR plus 45 basis points. The terms of this revolving credit facility include various covenants, including financial covenants that require us to not exceed a maximum leverage ratio and under certain circumstances, an interest coverage ratio. As of March 31, 2008, we were in compliance with these covenants and there were no borrowings under this credit facility.

15.	New Accounting Pronouncements

Effective January 1, 2008 we adopted Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 115, or SFAS 159. This Standard permited us to choose to measure many financial instruments and certain other items at fair value and established presentation and disclosure requirements. In adopting this Standard, we did not elect to measure any new assets or liabilities at their respective fair values.

On December 12, 2007, EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01, was issued. EITF 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all of our collaborations existing after January 1, 2009. We are evaluating the impact, if any, this Standard will have on our financial statements.

On December 4, 2007, Statement of Financial Accounting Standard No. 141(R), Business Combinations, or SFAS 141(R), was issued. This Standard will require us to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date when we acquire another business. In addition, we will capitalize IPR&D when we acquire another business and either amortize it over the life of the product or write it off if the project is abandoned or impaired. SFAS 141(R) is effective for transactions occurring on or after January 1, 2009. We are evaluating the impact, if any, this Standard will have on our financial statements.

On December 4, 2007, Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, or SFAS 160, was issued. This Standard changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. This Standard is effective January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS 160. We are evaluating the impact, if any, this Standard will have on our financial statements.

On March 19, 2008, Statement of Financial Accounting Standard No. 161, Disclosures About Derivative Instruments and Hedging Activities, or SFAS 161, was issued. This Standard enhances the disclosure requirements for derivative instruments and hedging activities. This Standard is effective January 1, 2009. Since SFAS No. 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS No. 161 will not affect our financial condition, results of operations or cash flows.

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

Overview

Biogen Idec Inc. is a global biotechnology company that creates new standards of care in therapeutic areas with high unmet medical need.

We currently have four products:

•	AVONEX® (interferon beta-1a);

•	RITUXAN® (rituximab);

•	TYSABRI® (natalizumab); and,

•	FUMADERM® (dimethylfumarate and monoethylfumarate salts);

Through December 2007, we recorded product revenues from sales of ZEVALIN® (ibritumomab tiuxetan). In December 2007, we sold the U.S. marketing, sales, and manufacturing and development rights of ZEVALIN to Cell Therapeutics, Inc., or CTI. As part of the overall agreement, we entered into a supply agreement with CTI to manufacture and supply ZEVALIN product through 2014 and a related services and security agreement under which CTI has agreed to reimburse us for expenses incurred in an ongoing randomized clinical trial for ZEVALIN with respect to aggressive non-Hodgkin’s lymphoma, or NHL. Our supply of ZEVALIN to CTI and our sales of ZEVALIN to Bayer Schering Pharma AG, or Schering AG, for distribution in the EU will be recognized as product revenue. We will continue to receive royalty revenues from Schering AG on their sales of ZEVALIN in the EU.

Through April 2006, we recorded product revenues from sales of AMEVIVE® (alefacept). In April 2006, we sold the worldwide rights to this product to Astellas Pharma US, Inc., or Astellas. We will continue to manufacture and supply this product to Astellas for a period of up to 11 years.

Executive Overview

Results for the first three months of 2008 included total revenue of $942.2 million, net income of $163.1 million and diluted net income per share of $0.54. These results reflect continued growth in TYSABRI revenue, an increase in RITUXAN revenues from an unconsolidated joint business arrangement, and the impact of price increases on our AVONEX product. The effect of the increase in revenue was partially offset by an increase in research and development expense due to clinical trials and other projects, and an increase in selling, general and administrative expense related to increased personnel to support the ongoing AVONEX sales and TYSABRI growth.

Results of Operations

Revenues (in millions)

	Three Months Ended March 31,
	2008		2007

Product sales
United States	$350.0	37.2%	$291.2	40.7%
Rest of world	315.1	33.4%	193.2	27.0%

Total product sales	665.1	70.6%	484.4	67.7%
Unconsolidated joint business	247.2	26.2%	207.2	28.9%
Royalties	24.0	2.6%	23.0	3.2%
Corporate partner	5.9	0.6%	1.3	0.2%

Total revenues	$942.2	100.0%	$715.9	100.0%

Product Revenues (in millions)

	Three Months Ended March 31,
	2008		2007

AVONEX	$536.1	80.6%	$448.8	92.7%
TYSABRI	114.7	17.2%	29.8	6.1%
FUMADERM	11.7	1.8%	—	—%
ZEVALIN	2.4	0.4%	5.6	1.2%
AMEVIVE	0.2	0.0%	0.2	0.0%

Total product revenues	$665.1	100.0%	$484.4	100.0%

Cost of Sales, excluding Amortization of Intangibles (in millions)

	Three Months Ended March 31,
	2008		2007

Cost of product revenues	$99.7	98.8%	$80.8	98.5%
Cost of royalty revenues	1.2	1.2%	1.2	1.5%

Cost of sales, excluding amortization of intangibles	$100.9	100.0%	$82.0	100.0%

During the three months ended March 31, 2008 and 2007, we wrote down $4.4 million and $6.7 million, respectively, in unmarketable inventory, which was charged to cost of sales.

AVONEX

Revenues from AVONEX in the three months ended March 31, 2008 and 2007 were as follows (in millions):

	Three Months Ended March 31,
	2008		2007

AVONEX
U.S	$308.4	57.5%	$270.0	60.2%
Rest of World	227.7	42.5%	178.8	39.8%

Total AVONEX revenues	$536.1	100.0%	$448.8	100.0%

In the three months ended March 31, 2008, compared to the three months ended March 31, 2007, U.S. sales of AVONEX increased $38.4 million, or 14.2%, due to price increases, partially offset by decreased product demand resulting in lower volume.

In the three months ended March 31, 2008, compared to the three months ended March 31, 2007, Rest of World sales of AVONEX increased $48.9 million, or 27.3%, due to increased unit shipments and the impact of exchange rates.

We expect to face increasing competition in the MS marketplace in and outside the U.S. from existing and new MS treatments, including TYSABRI, which may impact sales of AVONEX. We expect future sales of AVONEX to be dependent, to a large extent, on our ability to compete successfully with the products of our competitors.

TYSABRI

Revenues from TYSABRI for the three months ended March 31, 2008 and 2007 were as follows (in millions):

	Three Months Ended March 31,
	2008		2007

TYSABRI
U.S	$41.3	36.0%	$17.1	57.4%
Rest of World	73.4	64.0%	12.7	42.6%

Total TYSABRI revenues	$114.7	100.0%	$29.8	100.0%

In the three months ended March 31, 2008, compared to the three months ended March 31, 2007, sales of TYSABRI increased $84.9 million, or 284.9%, primarily due to an increase in patients using TYSABRI in both the U.S. and Rest of World. The increase in Rest of World sales was also driven by the approval of TYSABRI in a number of new countries. Net sales of TYSABRI to third-party customers in the U.S. for the three months ended March 31, 2008 and 2007 was $86.3 million and $35.8 million, respectively. We recognize revenue for sales of TYSABRI in the U.S. upon Elan’s shipment of the product to third party distributors. We recognize revenue for sales of TYSABRI outside the U.S. at the time of product delivery to our customers.

FUMADERM

In connection with our June 2006 acquisition of Fumapharm, we began recognizing revenue on sales of FUMADERM to our distributor, Fumedica, in July 2006. In December 2006, we acquired the right to distribute FUMADERM in Germany from Fumedica effective May 1, 2007. In connection with the acquisition of the FUMADERM distribution rights in Germany, we committed to the repurchase of any inventory Fumedica did not sell by May 1, 2007. As a result of this provision, we deferred the recognition of revenue on shipments made to Fumedica through April 30, 2007. We resumed recognizing revenue on sales of FUMADERM into the German market in May 2007. Accordingly, for the three months ended March 31, 2007, we recognized no revenue of FUMADERM. For the three months ended March 31, 2008, we recognized $11.7 million of sales of FUMADERM.

ZEVALIN

In the three months ended March 31, 2008, compared to the three months ended March 31, 2007, sales of ZEVALIN decreased from $5.6 million to $2.4 million, primarily due to the sale of the rights to market, sell, manufacture and develop ZEVALIN in the United States to CTI during the fourth quarter of 2007.

Unconsolidated Joint Business Revenue

Revenues from unconsolidated joint business, which consist of our share of pre-tax copromotion profits generated from our copromotion agreement with Genentech, the reimbursement by Genentech of our Rituxan-related expenses, and royalty revenue, were as follows (in millions):

	Three Months
	Ended
	March 31,
	2008	2007

Copromotion profits	$158.0	$136.5
Reimbursement of selling and development expenses	12.7	14.1
Royalty revenue on sales of RITUXAN outside the U.S	76.5	56.6

	$247.2	$207.2

Copromotion profits consist of the following (in millions):

	Three Months
	Ended
	March 31,
	2008	2007

Product revenues, net	$604.6	$534.8
Costs and expenses	197.2	180.9

Copromotion profits	$407.4	$353.9

Biogen Idec’s share of copromotion profits	$158.0	$136.5

For the three months ended March 31, 2008, compared to the three months ended March 31, 2007, our share of copromotion profits increased $21.5 million, or 15.8%, due, principally, to higher sales of RITUXAN.

Our royalty revenue on sales of RITUXAN outside the U.S. is based on Roche’s and Zenyaku’s net sales to third-party customers and is recorded on a cash basis. For the three months ended March 31, 2008, compared to the three months ended March 31, 2007, royalty revenue on sales of RITUXAN outside the U.S. increased $19.9 million, or 35.2%, due, principally, to increased sales outside the U.S., reflecting greater market penetration as well as the impact of foreign exchange.

Under the amended and restated collaboration agreement, our current pre-tax copromotion profit-sharing formula, which resets annually, is as follows:

Biogen Idec’s
Share of
Copromotion
Copromotion Operating Profits	Profits

First $50 million	30%
Greater than $50 million	40%

In 2008 and 2007, the 40% threshold was met during the first quarter. For each calendar year or portion thereof following the approval date of the first new anti-CD20 product, the pre-tax copromotion profit-sharing formula for RITUXAN and other anti-CD20 products sold by us and Genentech will change to the following:

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

Other Revenue

Other revenue for the three months ended March 31, 2008 and 2007 was as follows (in millions):

	Three Months Ended March 31,
	2008		2007

Royalties	$24.0	80.3%	$23.0	94.7%
Corporate partner	5.9	19.7%	1.3	5.3%

Other revenue	$29.9	100.0%	$24.3	100.0%

In the three months ended March 31, 2008, compared to the three months ended March 31, 2007, royalties increased $1.0 million, or 4.3%. Increased royalties of $4.8 million were primarily related to increased sales of products licensed by The Medicines Company as well as an increased royalty rate on products licensed by Schering-Plough. These increases were partially offset by a $3.8 million decrease in other royalties, which was primarily due to the expiration of a license agreement with Shionogi as well as decreased sales on products licensed by Merck.

Royalty revenues may fluctuate as a result of sales levels of products sold by our licensees from quarter to quarter due to the timing and extent of major events such as new indication approvals, government-sponsored programs, or loss of patent protection.

Corporate partner revenues consist of contract revenues and license fees.

Research and Development Expenses

Research and development expenses totaled $258.2 million and $191.4 million in the three months ended March 31, 2008 and 2007, respectively, an increase of $66.8 million, or 34.9%. The increase is due primarily to $8.3 million of increased spending on Lixivaptan projects, a $10.5 million increase in LTBR-Fc projects, $9.2 million of expenses related to our collaboration with Neurimmune, $13.0 million of increases in RITUXAN and BG-12 projects, $22.1 million of increases in projects related to Adentri, Anti-CD23, Aviptadil, Galiximab, HSP90 and long-acting recombinant Factor IX and VIII programs, partially offset by a decrease in Zevalin projects.

We anticipate that research and development expenses in 2008 will continue to be higher than in 2007.

In-Process Research and Development, or IPR&D

In the three months ended March 31, 2008, we recorded an IPR&D charge of $25.0 million related to a HSP90-related milestone payment made to the former shareholders of Conforma, Inc. pursuant to our acquisition of Conforma in 2006. Research and development expenditures related to in-process research and development projects acquired in prior years are $25.1 million, $31.0 million and $75.7 million related to Syntonix, Conforma and Fumapharm, respectively. In the three months ended March 31, 2007 we recorded an IPR&D charge of $18.4 million, related to the acquisition of Syntonix Pharmaceuticals, Inc.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $215.8 million and $188.1 million in the three months ended March 31, 2008 and 2007, respectively, an increase of $27.7 million, or 14.7%. The increase reflects, principally, a $19.0 million increase in sales and marketing activities for AVONEX and TYSABRI, primarily in international sales and marketing, and a $7.4 million increase in salaries and benefits related to general and administrative personnel.

We anticipate that total selling, general, and administrative expenses in 2008 will continue to be higher than 2007 due to sales and marketing and other general and administrative expenses to support ongoing AVONEX sales and TYSABRI growth.

Amortization of Intangible Assets

Amortization of intangible assets totaled $74.8 million for the three months ended March 31, 2008, compared to $59.9 million in the comparable period in 2007, an increase of $14.9 million, or 24.9%. These changes are primarily due to the timing of changes in estimate of the future revenue of AVONEX, which serves as the basis for the calculation of economic consumption for core technology that occurred as part of our annual reassessment of amortization expense in the third quarters of 2007 and 2006.

Income Tax Provision

Tax Rate

Our effective tax rate was 33.8% on pre-tax income for the three months ended March 31, 2008, compared to 35.3% for the comparable period in 2007. Refer to Note 10, Income Taxes, for a detailed income tax rate reconciliation.

Liquidity and Capital Resources

Financial Condition

Our financial condition is summarized as follows (in millions):

	March 31,	December 31,
	2008	2007

Cash and cash equivalents	$688.5	$659.7
Marketable securities — current and non-current	972.4	1,456.1

Total cash, cash equivalents and marketable securities	$1,660.9	$2,115.8

Working capital	$1,433.3	$179.2
Outstanding borrowings — current and non-current	$1,073.3	$1,562.9

The decline in cash and marketable securities at March 31, 2008, as compared to December 31, 2007, primarily reflects the net repayment of approximately $500 million of indebtedness, as well as $240.2 million used to fund share repurchases, partially offset by cash generated from operations. In addition, during the three months ended March 31, 2008, we paid approximately $35 million in milestone and other payments pursuant to our research and development programs, including $25.0 million of contingent purchase price in connection with our Conforma acquisition and $8.0 million related to the development of the Beta-Amyloid antibody under our arrangement with Neurimmune.

Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and U.S. government instruments and other readily marketable debt instruments in accordance with our investment policy.

As of March 31, 2008, we have certain financial assets and liabilities recorded at fair value. In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157, we have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

As noted in Note 5, Fair Value Measurements, a majority of our financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued using market data including reportable trades, benchmark yields, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events. When necessary we validate our valuation techniques by understanding the models used by pricing sources, obtaining market values from other pricing sources and challenging pricing data received from others.

Excluding cash equivalents, the largest portion of our marketable debt securities is comprised of investments that may be sensitive to changes in economic factors such as interest rates or credit spreads. These risks are further described in Part II, Item 1A, “Risk Factors” of this form 10-Q.

The only assets where we used Level 3 inputs to determine the fair value are our venture capital funds, which represent approximately 0.3% of the total assets at March 31, 2008. The underlying assets in these funds are initially measured at transaction prices and subsequently valued using the pricing of recent financing and/or by reviewing the underlying economic fundamentals and liquidation value of the companies.

We have financed our operating and capital expenditures principally through cash flows from our operations. We financed our tender offer in July 2007 through the use of debt and existing cash. We expect to finance our current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

See Part II, Item 1A, “Risk Factors” of this form 10-Q for risk factors that could negatively impact our cash position and ability to fund future operations.

Operating activities

Cash provided by operating activities is primarily driven by our net income. On an ongoing basis, we expect cash provided from operating activities will continue to be our primary source of funds to finance operating needs and capital expenditures. Cash provided by operations was $367.0 million and $262.3 in the three months ended March 31, 2008 and 2007, respectively. The increase is due to higher earnings, offset by lower non-cash charges and a higher investment in working capital.

Investing activities

Cash provided by investing activities was $449.6 million compared to cash used in investing activities of $167.4 million in the three months ended March 31, 2008 and 2007, respectively. This increase was primarily due to the net proceeds from our sales and purchases of marketable securities of $486.3 million and the change in the balance of collateral received under securities lending of $83.5 million. Purchases of property, plant and equipment totaled $86.0 million in the three months ended March 31, 2008, as compared to $37.4 million in the three months ended March 31, 2007. Payments pursuant to acquisitions and licenses were $25.0 million in 2008, which related to our 2006 acquisition of Conforma, and $42.3 million in 2007, which related to our acquisition of Syntonix.

Financing activities

Cash used in financing activities in the three months ended March 31, 2008 was $787.5 million compared to cash provided of $24.4 million in the three months ended March 31, 2007. The increase in use of cash was due, principally, to the repayment of our term loan facility of $1.5 billion, a decrease in our securities lending obligations of $83.5 million and the purchase of our common stock of $240.2 million, offset in part by the issuance of long-term debt, net, of $986.9 million, and proceeds of $28.3 million relating to the exercise of stock options.

Borrowings

On March 4, 2008, we issued $450.0 million aggregate principal amount of 6.0% Senior Notes due March 1, 2013 and $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 for proceeds of $986.9 million, net of issuance costs. Additionally, in connection with this offering, we entered into interest rate swaps as further described in Note 6, Financial Instruments.

We used the proceeds of this offering, along with cash and the proceeds from the liquidation of marketable securities, to repay the $1.5 billion term loan facility we had entered into in July 2007 in connection with the funding of our June 2007 tender offer.

In June 2007, we also entered into a five-year $400.0 million Senior Unsecured Revolving Credit Facility, which we may use for working capital and general corporate purposes. As of March 31, 2008, there were no borrowings outstanding under this credit facility.

Working capital

At March 31, 2008, our working capital, which we define as current assets less current liabilities, was $1,433.3 million, as compared to $179.2 million at December 31, 2007, an increase of $1,254.1 million. This primarily reflects use of cash and cash equivalents and the issuance of long-term debt to repay our short-term loan facility of $1,500.0 million.

Commitments

As of March 31, 2008, we have completed the first phase of construction of our large-scale biologic manufacturing facility in Hillerød, Denmark, which included partial completion of a bulk manufacturing component, a labeling and packaging component, and installation of major equipment. We are proceeding with the second phase of the project, including the completion of the large scale bulk manufacturing component and construction of a warehouse. As of March 31, 2008, we had contractual commitments of approximately $258 million for the second phase, of which approximately $159 million had been paid. This second phase of the project is expected to be licensed for commercial production in 2009.

The timing of the completion and anticipated licensing of the bulk manufacturing facility is in part dependent upon market acceptance of TYSABRI. See “Risk Factors — Our near-term success depends on the market acceptance and successful launch of our third product TYSABRI.” Now that TYSABRI has been approved, we are in the process of evaluating our requirements for TYSABRI inventory and additional manufacturing capacity in light of the approved label and our judgment of the potential market acceptance of TYSABRI in MS, and the probability of obtaining marketing approval of TYSABRI in additional indications in the U.S., EU and other jurisdictions.

Share Repurchase Program

In the three months ended March 31, 2008, we repurchased approximately 4.0 million shares of our common stock for $240 million under the share repurchase program that our Board of Directors authorized in October 2006. Subsequent to March 31, 2008, we repurchased an additional 5.0 million shares of our common stock under this program for $319.5 million and may repurchase an additional 11.0 million shares under this program.

Contractual Obligations and Off-Balance Sheet Arrangements

We have funding commitments as of March 31, 2008 of up to approximately $26.2 million as part of our investment in biotechnology-oriented venture capital funds. In addition, we have committed to make potential future milestone payments to third-parties as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones had not occurred as of March 31, 2008, such contingencies have not been recorded in our financial statements.

We do not have any significant relationships with entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We consolidate entities falling within the scope of FIN 46(R) if we are deemed to be the primary beneficiary.

The following summarizes our contractual obligations (excluding funding and contingent milestone payments as described above and construction commitments disclosed above under “Commitments”) as of March 31, 2008, including debt issued in March 2008, and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
		Remainder of	2009-	2011-	After
	Total	2008	2010	2012	2012

Non-cancellable operating leases	$118.0	$20.3	$47.0	$32.2	$18.5
Notes payable(1)	1,540.4	62.5	162.1	125.0	1,190.8
Other long-term obligations	13.0	7.1	5.9	—	—

Total contractual cash obligations	$1,671.4	$89.9	$215.0	$157.2	$1,209.3

(1)	Includes estimated interest payable

This table also excludes any liabilities pertaining to uncertain tax positions, as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. In connection with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48, we reclassified approximately $113 million in reserves for uncertain tax positions from current taxes payable to long-term liabilities. At March 31, 2008, we have approximately $261 million of long-term liabilities associated with uncertain tax positions.

Legal Matters

Refer to Note 12, Litigation, for a discussion of legal matters as of March 31, 2008.

New Accounting Standards

Refer to Note 15, New Accounting Pronouncements, for a discussion of new accounting standards.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its critical estimates and judgments, including, among others, those related to revenue recognition, investments, purchase accounting, goodwill impairment, fair value, income taxes, and stock-based compensation. Those critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for a discussion of the Company’s critical accounting estimates.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks, and the ways we manage them, are summarized in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. There have been no material changes in the first three months of 2008 to such risks or our management of such risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act) as of March 31, 2008. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

We have not made any changes in our internal control over financial reporting during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 12, “Litigation” in “Notes to Consolidated Financial Statements” in Part I of this quarterly report on Form 10-Q is incorporated into this item by reference.

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

Our business could be negatively affected as a result of a threatened proxy fight and other actions of activist shareholders

We received a notice from Icahn Partners and certain of its affiliates nominating three individuals for election to our Board of Directors at the 2008 annual meeting and proposing to amend our bylaws to set the number of directors at twelve. If a proxy contest results from this notice, our business could be adversely affected because:

•	Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees;

•	Perceived uncertainties as to our future direction may result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and

•	If individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plan and create additional value for our stockholders.

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

We rely solely on our manufacturing facility in Research Triangle Park, North Carolina, or RTP, for the production of TYSABRI. We plan on applying to the FDA and EMEA for approval of a production process, known as a second generation high-titer process, which has higher yields of TYSABRI than the process we currently use. If we do not obtain approval for that process, to meet anticipated demand for TYSABRI, we would need to increase our capital spending to add capacity at our RTP manufacturing facility and at the Hillerod, Denmark facility we are completing. Such an increase in capital spending would affect our business, cash position and results of operations.

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

We have made a significant investment in constructing a manufacturing facility the success of which depends upon the completion and licensing of the facility and continued demand for our products

We are building a large-scale biologic manufacturing facility in Hillerod, Denmark, in which we have invested approximately $379 million. We anticipate that the facility will be ready for commercial production in 2009. If we fail to manage the project, or other unforeseen events occur, we may incur additional costs to complete the project. Depending on the timing of the completion and licensing of the facility, and our other estimates and assumptions regarding future product sales, the carrying value of all or part of the manufacturing facility or other assets may not be fully recoverable and could result in the recognition of an impairment in the carrying value at the time that such effects are identified. The recognition of impairment in the carrying value, if any, could have a material and adverse affect on our results of operations. For example, if the anticipated demand for TYSABRI does not materialize, the carrying values of our Hillerod, Denmark facility could be impaired, which would negatively impact our results of operations.

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

•	our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year; and

•	advance notice is required for nomination of candidates for election as a director and for proposals to be brought before an annual meeting of stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our stock repurchase activity for the three months ended March 31, 2008 is set forth in the table below:

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Number of Shares
	Total Number of	Average Price	Part of Publicly	that may yet be
	Shares Purchased	Paid per Share	Announced Program	Purchased Under Our
Period	(#)	($)	(#)(a)	Program (#)(a)

March 2008	4,028,196	$59.61	4,028,196	15,971,804

Total	4,028,196	$59.61	4,028,196	15,971,804

(a)	On October 13, 2006 the Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock will provide us with authorized shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program does not have an expiration date. We publicly announced the repurchase program in our press release dated October 31, 2006, which was furnished to the SEC as Exhibit 99.1 of our Current Report on Form 8-K filed on October 31, 2006.

Item 6.	Exhibits

4	.1(1)	Indenture dated as of February 26, 2008 between us and the Bank of New York Trust Company, N.A., as Trustee
4	.2(2)	First Supplemental Indenture dated as of March 4, 2008 between us and the Bank of New York Trust Company, N.A., as Trustee
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(1)		Incorporated by reference from an exhibit filed with our Registration Statement on Form S-3, File No. 333-149379, filed on February 26, 2008.
(2)		Incorporated by reference from an exhibit filed with our current report on Form 8-K filed on March 4, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN IDEC INC.

/s/ Paul J. Clancy
Paul J. Clancy
Executive Vice President and Chief
Financial Officer

April 23, 2008