Form 10-K/A
period 2007-12-31
BIOGEN IDEC INC.
filed 2008-04-29
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
DOCUMENTS INCORPORATED BY REFERENCE: None.

EXPLANATORY NOTE
     In this report, “Biogen Idec”, “we”, “us” and “our” refer to Biogen Idec Inc.
          We are filing this amendment on Form 10-K/A (the “Amendment”) to amend our annual report on Form 10-K for the fiscal year ended December 31, 2007 (the “2007 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2008, to include the information required by Part III of Form 10-K. The information required by Part III was previously omitted from the 2007 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy that is filed with the SEC no later than 120 days after the end of the fiscal year covered by the Form 10-K. Since we do not expect to be in a position to file a definitive proxy statement within 120 days of our fiscal year end, we are hereby filing this Amendment to provide the information required by Part III of Form 10-K.
          For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), we have amended and restated Items 10 through 15 of our 2007 10-K in their entirety. No attempt has been made in this Amendment to modify or update other disclosures as presented in the 2007 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information about our Executive Officers

The information concerning our executive officers is set forth in Part I of the 2007 10-K.

Information about our Directors

Prior to the merger with Biogen, Inc. in November 2003, we were known as IDEC Pharmaceuticals Corporation. References to “our” or “us” in the following biographical descriptions include Biogen Idec and the former IDEC Pharmaceuticals Corporation.

Information about our Class 2 Directors — Terms Expire in 2008

Thomas F. Keller, Ph.D. (age 76)	Dr. Keller has served as R.J. Reynolds Professor Emeritus of Business Administration and Dean Emeritus of the Fuqua School of Business at Duke University since September 2004. From 1974 to September 2004, Dr. Keller was R.J. Reynolds Professor of Business Administration, Duke University. From 1999 to 2001, he served as Dean of the Fuqua School of Business Europe in Frankfurt, Germany. From 1974 to 1996, Dr. Keller served as Dean of the Fuqua School of Business at Duke University.
Dr. Keller has served as one of our directors since the merger in November 2003 and served as a director of Biogen, Inc. from 1996 until the merger. Dr. Keller is also a director of Wendy’s International, Inc.

Cecil B. Pickett, Ph.D. (age 62)	Dr. Pickett has served as our President, Research and Development and as one of our directors since September 2006. Prior to joining Biogen Idec, Dr. Pickett was President, Schering-Plough Research Institute from March 2002 to September 2006, and prior to that he was Executive VP of Discovery Research at Schering-Plough Corporation from 1993 to March 2002. Dr. Pickett is a member of the Institute of Medicine of the National Academy of Sciences and was recently appointed as a director of Zimmer Holdings, Inc., an orthopedic device company.

Lynn Schenk (age 63)	Ms. Schenk, an attorney and consultant with extensive public policy and business experience, has been in private practice since November 2003. She served as Chief of Staff to the Governor of California from January 1999 to November 2003. She also served as a member of the United States House of Representatives from 1993 to 1995, representing California’s 49th District, and served as the California Secretary of Business, Transportation and Housing from 1980 to 1983.
Ms. Schenk has served as one of our directors since 1995. She is also a member of the Board of Trustees of The Scripps Research Institute and a board member of the San Diego Consortium for Regenerative Medicine. She was recently appointed a director of Sempra Energy, a Fortune 500 energy services and development company.

Phillip A. Sharp, Ph.D. (age 63)	Dr. Sharp is Institute Professor, the highest academic rank, at the Massachusetts Institute of Technology, a position he has held since 1999. He is also a faculty member in the Department of Biology and The Koch Institute for Integrative Cancer Research (formerly the Center for Cancer Research). Dr. Sharp was the founding Director of the McGovern Institute for Brain Research at the Massachusetts Institute of Technology and served in that position from 2000 to 2004. From 1991 to 1999, Dr. Sharp was Head of the Department of Biology and from 1985 to 1991, he served as Director of the Center for Cancer Research (now The Koch Institute) at the Massachusetts Institute of Technology.
Dr. Sharp has served as one of our directors since the merger in November 2003, co-founded Biogen in 1978, and served as a director of Biogen, Inc. from 1982 until the merger. Dr. Sharp is also a director of Magen BioSciences, Inc. and co-founder, director and Chairman of the Scientific Advisory Board of Alnylam Pharmaceuticals, Inc.
Dr. Sharp is a Nobel Laureate and a recipient of the National Medal of Science.

Class 1 Directors — Terms expire in 2010

Marijn E. Dekkers, Ph.D. (age 50)	Dr. Dekkers is President and Chief Executive Officer of Thermo Fisher Scientific Inc., a provider of equipment and services for science, and has served in that position since the merger of Thermo Electron Corporation and Fisher Scientific International in November 2006. Prior to that merger, Dr. Dekkers was President and Chief Executive Officer of Thermo Electron Corporation, a position he held since November 2002. He served as Thermo’s President and Chief Operating Officer from July 2000 to November 2002. Prior to joining Thermo Electron Corporation, Dr. Dekkers held various positions of increasing responsibility at Honeywell International Inc. (formerly AlliedSignal Inc.) and General Electric Company. Dr. Dekkers has served as one of our directors since 2007. Dr. Dekkers is also a director of Thermo Fisher Scientific Inc.

Nancy L. Leaming (age 60)	Ms. Leaming has been an independent consultant since 2005. From 2003 to 2005, she was the Chief Executive Officer and President of the Tufts Health Plan, a provider of healthcare insurance. Prior to that, Ms. Leaming served as Tufts Health Plan’s President and Chief Operating Officer from 1997 to 2003, the Chief Operating Officer from 1995 to 1997 and the Chief Operating Officer/Chief Financial Officer from 1986 to 1995. Ms. Leaming has served as one of our directors since January 2008. Ms. Leaming currently serves as Chair of the Board of the American Red Cross of Massachusetts Bay and as director of Hologic, Inc., Edgewater Technology, Inc., the Massachusetts Taxpayer Foundation and the Boston Chamber of Commerce.

James C. Mullen (age 49)	Mr. Mullen is our Chief Executive Officer and President and has served in these positions since the merger in November 2003. He was Chairman of the Board and Chief Executive Officer of Biogen, Inc. until the merger. He was named Chairman of the Board of Biogen, Inc. in July 2002, after being named Chief Executive Officer and President of Biogen, Inc. in June 2000. Mr. Mullen joined Biogen, Inc. in 1989 as Director, Facilities and Engineering. He was named Biogen, Inc.’s Vice President, Operations in 1992. From 1996 to 1999, Mr. Mullen served as Vice President, International, of Biogen, Inc., with responsibility for building all Biogen, Inc. operations outside North America. From 1984 to 1988, Mr. Mullen held various positions at SmithKline Beckman Corporation (now GlaxoSmithKline plc).
Mr. Mullen has served as one of our directors since the merger in November 2003 and served as a Director of Biogen, Inc. from 1999 until the merger. Mr. Mullen is a member of the board of directors and executive committee of the Biotechnology Industry Organization (BIO), and is former chairman of BIO. He is also a director of PerkinElmer, Inc.

Bruce R. Ross (Chairman) (age 67)	Mr. Ross is President of Cancer Rx, a health care consulting firm he founded in 1994. From 1994 to 1997, Mr. Ross was Chief Executive Officer of the National Comprehensive Cancer Network, an association of twenty of the largest cancer centers in the United States. He previously held senior management positions during a 27-year career at Bristol-Myers Squibb, including Senior Vice President, Policy, Planning and Development, Bristol-Myers Squibb Pharmaceutical Group and President, Bristol-Myers Squibb U.S. Pharmaceutical Group.
Mr. Ross has served as Chairman of the Board of Directors since December 2005 and has served as one of our directors since 1997.

Class 3 Directors — Terms Expire in 2009

Lawrence C. Best (age 58)	Mr. Best retired in July 2007 as Executive Vice President of Boston Scientific, a medical device company. He was Executive Vice President — Finance & Administration and Chief Financial Officer of Boston Scientific Corporation from August 1992 until June 2007. From 1981 to 1992, Mr. Best served as Senior Partner with Ernst & Young. From 1979 to 1981, Mr. Best served as a Professional Accounting Fellow in the Office of the Chief Accountant at the Securities and Exchange Commission.
Mr. Best has served as one of our directors since the merger in November 2003 and served as a director of Biogen, Inc. from February 2003 until the merger. He is also a director of Haemonetics Corporation.

Alan B. Glassberg, M.D. (age 71)	Dr. Glassberg is a venture partner and member of the Scientific Advisory Board of Bay City Capital, a life sciences venture capital firm. Dr. Glassberg has been associated with Bay City Capital since August 2006. Dr. Glassberg served as Chief Medical Officer of Poniard Pharmaceuticals, Inc. from August 2006 to March 2007, and currently serves as a consultant to Poniard and as a member of its Clinical Advisory Board. Dr. Glassberg retired from the University of California San Francisco in June, 2006, where he served as Associate Director of Clinical Care and Director of General Oncology at the University of California San Francisco Comprehensive Cancer Center.
Dr. Glassberg has served as one of our directors since 1997.

Robert W. Pangia (age 56)	Mr. Pangia is a partner in Ivy Capital Partners, LLC, the general partner of Ivy Healthcare Capital, L.P., a private equity fund specializing in healthcare investments, a position he has held since February 2003. In October 2007 he became CEO of Highlands Acquisition Corp., an AMEX-traded special purpose acquisition company. From 1996 to February 2003, he was self-employed as an investment banker. From 1987 to 1996, Mr. Pangia held various senior management positions at PaineWebber, including; Executive Vice President and Director of Investment Banking for PaineWebber Incorporated of New York, member of the board of directors of PaineWebber, Inc., Chairman of the board of directors of PaineWebber Properties, Inc., and member of PaineWebber’s executive and operating committees, chair of its equity commitment committee and member of its debt commitment committee.
Mr. Pangia has served as one of our directors since September 1997. He is also a director of McAfee, Inc.

William D. Young (age 63)	Mr. Young is Chairman and Chief Executive Officer of Monogram Biosciences, Inc., a provider of molecular diagnostic products. Mr. Young has served as Chief Executive Officer of Monogram Biosciences, Inc. since November 1999 and Chairman of the Board since May 1998. From 1997 to October 1999, he served as Chief Operating Officer of Genentech, Inc. Mr. Young joined Genentech in 1980 as Director of Manufacturing and Process Sciences and became Vice President in 1983. He was promoted to various positions and in 1997 became Chief Operating Officer taking on the responsibilities for all development, operations, and sales and marketing activities. Prior to joining Genentech, Mr. Young was with Eli Lilly & Co. for 14 years.
Mr. Young has served as one of our directors since 1997. He is also a director of Monogram Biosciences, Inc. and Theravance, Inc.
Mr. Young was elected to the National Academy of Engineering in 1993 for his contributions to biotechnology and received an Honorary Doctorate in Engineering from Purdue University in 2000.

  Finance and Audit Committee

Our Finance and Audit Committee assists the Board of Directors in its oversight of the integrity of our financial statements, compliance with legal and regulatory requirements, the performance of our internal audit function and our accounting and financial reporting processes. Our Finance and Audit Committee has the sole authority and responsibility to select, evaluate, compensate and replace our independent registered public accounting firm. The members of the committee are Thomas F. Keller (Chairman), Lawrence C. Best, Nancy L. Leaming and Robert W. Pangia.

Audit Committee Financial Experts

Our Board of Directors has determined that each of Lawrence C. Best and Nancy L. Leaming, both members of our Finance and Audit Committee, is an “audit committee financial expert” as defined in SEC regulations and, as noted previously, is an independent director under the NASDAQ rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers, directors and greater-than-ten-percent stockholders to file initial reports of ownership and changes of ownership. As a practical matter, we assist our directors and executive officers by monitoring transactions and completing and filing Section 16 forms on their behalf. Based solely on information provided to us by our directors and executive officers, we believe that, during 2007, all such parties complied with all applicable filing requirements except for Forms 5 required to be filed on February 14, 2005 and February 14, 2006 to report shares that were gifted to the Burt A. Adelman Irrevocable Insurance Trust by Burt Adelman’s Grantor Retained Annuity Trusts. The gifts, made in 2004 and 2005, were reported on a Form 5 filed on February 14, 2008.
Code of Conduct
The text of our code of business conduct, which includes the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, is posted on our website, www.biogenidec.com, under the “Corporate Governance” subsection of the “Company” section of the site. Disclosure regarding any amendments to, or waivers from, provisions of our code of business conduct, if required, will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of The NASDAQ Stock Market, Inc. Our corporate governance principles (also posted on www.biogenidec.com) prohibit our Board of Directors from granting any waiver of the code of ethics for any of our directors or executive officers. We include our website address only as an inactive textual reference and do not intend it to be an active link to our website.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION AND RELATED INFORMATION

COMPENSATION DISCUSSION AND ANALYSIS

Introduction and Corporate Governance

Our Compensation and Management Development Committee (which is referred to in this section of the Amendment as the “Committee” or as the “Compensation Committee”) oversees and administers our executive compensation programs. The Committee’s complete roles and responsibilities are set forth in the written charter adopted by the Board of Directors, which can be found at www.biogenidec.com under “Corporate Governance.” The Board of Directors selected the following directors to serve on the Committee until the 2007 Annual Meeting: Bruce R. Ross (Chair), Alan Belzer, Alan B. Glassberg and Mary L. Good. Each of these individuals satisfied the independence requirements of NASDAQ. After Alan Belzer and Mary L. Good retired from board service on May 31, 2007, the Board of Directors selected the following directors to serve on the Committee beginning June 1, 2007: William D. Young (Chair), Marijn E. Dekkers, Alan B. Glassberg and Lynn Schenk. Each of these individuals satisfies the independence requirements of NASDAQ.

The Committee meets at regularly scheduled times during the year and on an ad hoc basis as business needs necessitate. In 2007, the Committee met for five regularly scheduled meetings and held five ad hoc meetings. As part of his duties, the Committee Chair reports on Committee actions and recommendations to the Board of Directors. In addition to the assistance provided by Biogen Idec’s internal Compensation and Benefits group, the Committee has retained Watson Wyatt Worldwide (“Watson Wyatt”) as outside advisors to the Committee. Watson Wyatt reports directly to the Committee and provides guidance on matters including trends in executive and non-employee director compensation, the development of specific executive compensation programs and other matters as directed by the Committee. During 2007, a Watson Wyatt affiliate provided actuarial services with respect to our pension plan in Germany; this service was a continuation of a pre-existing business relationship between our German affiliate and a company that was acquired by Watson Wyatt. Other than this matter, Watson Wyatt does not provide any other services to Biogen Idec. Biogen Idec does not retain the services of another consultant to advise management on executive compensation matters.

Executive Compensation Philosophy and Objectives

Our compensation program for the named executive officers (the individuals named in the Summary Compensation Table) is designed and implemented based on our pay-for-performance compensation philosophy. We place significant emphasis in all of our compensation programs on performance-based pay and on highly differentiated awards based on individual performance and potential to contribute to the long-term success of the Company. We want and need the best people to be excited and motivated to work at Biogen Idec and we believe our compensation program is a key factor in attracting and retaining this talent.

Our compensation, benefits and other workplace programs (our “total compensation framework”) have been selected and designed in the context of the following objectives:

•	to offer a competitive total compensation opportunity relative to organizations with which we compete for executive talent,

•	to allow us to attract and retain superior talent that can effectively perform and succeed in our demanding business environment,

•	to support our meritocracy by ensuring that our top performers receive rewards that are substantially greater than those received by average performers at the same position level, and

•	to deliver pay in a cost and tax efficient manner that aligns employees’ rewards with stockholders’ long-term interests.

What is our compensation program designed to reward?

The compensation program rewards financial, strategic and operational performance that is achieved in a manner consistent with the Company’s policies and values. Our success in meeting our compensation objectives depends heavily on our performance management system.

How do goal-setting and performance assessment influence our compensation decisions?

Establishing clear goals is critical to ensuring that our compensation program rewards each executive based on his or her success relative to specific objectives. Our goal-setting process involves first setting Company goals that are linked to our Board-approved business plan, and then setting individual goals that are designed to support achievement of those Company goals. The Company and individual goals that we set and measure performance against each year can be grouped into the following categories:

•	Financial — targets linked to Company financial performance, including revenue, earnings per share and other financial measures such as expense management.

•	Strategic — metrics focused on driving the executives’ role in furthering the long-term success of the Company. For example, depending on the executive’s role, this could be through developing the Company’s product pipeline or developing new opportunities for business expansion.

•	Operational — measures of operational performance, including our production capacity and capability, the quality of our leadership development program and effective recruitment and retention of talented employees.

The goals we set are consistent with the objectives and milestones of our long range plan and reflect the expected degree of difficulty of attainment of those goals and our competitive business environment. In determining the objectives for our long range plan and annual goals, we consider the following factors: analyst projections for our Company’s performance; analyst projections for our peers’ performance; the broader economic picture; our past variance to targeted performance; our peers’ past performance on key financial and operational metrics; and our Board of Directors’ expectations. We set challenging goals for the Company and our executives. For example, our 2007 revenue goal exceeded analyst consensus and our 2008 revenue and earnings per share (EPS) goals both exceeded the analyst consensus for Biogen Idec at the time we set those goals.

We have a rigorous performance management system that integrates goal-setting, self-assessment and manager-based assessment of performance and leadership competencies. We believe that results and how those results are attained are critically important. We assess our executive officers based on their demonstrated results relative to their goals and the competencies and behavioral attributes they demonstrate, such as overall leadership effectiveness, impact across the organization and performance and impact relative to the Company’s other executive officers. The output of our performance management process is a relative ranking of our executives and the assignment of overall performance ratings that are used for compensation decision-making. Because we significantly differentiate compensation based on the rankings and overall performance ratings of executives, we ensure that the highest rewards are delivered to our highest performers.

Compensation Program Elements and Pay Level Determination

What factors are considered in determining the amounts of compensation?

Each year, the Committee reviews and determines base salaries, annual incentive targets and payments, and long-term incentive targets and grants for all executive officers. The base salary, annual cash incentive and long-term incentive grant determinations for the Chief Executive Officer (CEO) are approved by all independent (non-employee) directors.

As a key input to this process, the CEO prepares and discusses with the Committee a detailed assessment of each executive officer’s performance over the prior year, as described above, and the recommended compensation actions for each executive officer.

To understand external competitiveness, the CEO and the Committee review a comprehensive report jointly prepared by Biogen Idec’s Compensation and Benefits group and Watson Wyatt, comparing the level and mix of compensation of each executive officer other than the CEO relative to comparable positions at our peers. The data for comparable positions is drawn from compensation surveys and an analysis of the executive compensation disclosures found in proxy statements of our peers (listed in the next section). Separately, Watson Wyatt provides the Committee with a competitive analysis of CEO pay; a CEO compensation tally sheet and employment agreement analysis; and a CEO pay-for-performance analysis that compares actual payments relative to performance at our Company and at each of our peers. Each of these analyses are considered by the Committee in recommending the CEO’s compensation to the Board of Directors.

In 2007, Biogen Idec targeted cash compensation (base salary and target bonus opportunity) at the median of our peers. Our employee benefit programs (such as our medical, dental and savings plans) provide value that, in total, is between the median and 75th percentile of our peers and our target long-term incentive grant values for 2007 were also between the median and 75th percentile of our peers. The actual compensation for each executive officer may be above or below the targeted position relative to our peers depending on factors such as Company performance, individual performance, criticality of position, skills/capabilities, overall impact/contribution, experience in position, premiums initially required to attract the executive and internal equity. Our guidelines set targets for at-goal individual and Company performance, and have ranges that scale rewards above and below target for individual and/or Company performance that exceeds or falls below our goals and expectations. The CEO considers these guidelines, external competitiveness, internal equity and individual and Company performance in recommending to the Committee the compensation actions for the executive officers.

The Committee considers all of these factors as part of the information presented, including external competitiveness, the individual performance assessments, Company performance, progress towards strategic objectives and internal equity, discusses the CEO’s recommendations with the CEO and Watson Wyatt and applies its knowledge and discretion to determine the compensation for each executive officer.

What external market peer group is used for compensation comparisons, and how is it established?

Biogen Idec obtains and analyzes peer group information from public filings and executive compensation data reported by peer companies to benchmark compensation surveys.

At the request of the Committee, Watson Wyatt annually reviews our peer group and reports its findings and recommendations. The Committee reviews the recommended peer group for appropriateness, considering such factors as size (e.g., revenue and market capitalization), business comparability (e.g., research-based with multiple marketed products) and geographic scope of operations (e.g., global versus domestic-only presence). Our peer group includes biotechnology and pharmaceutical companies, as we compete in each of these sectors to hire and retain our executives. Based on the 2007 peer group review, the Committee added two companies to the peer group (Celgene and Cephalon). These changes improved the balance of the peer group relative to our criteria. The peer group adopted in May 2007 includes:

Allergan	Cephalon	Genzyme	Schering-Plough
Amgen	Eli Lilly	Gilead	Sepracor
Bristol-Myers Squibb	Forest Laboratories	MedImmune	Wyeth
Celgene	Genentech	Millennium

Our compensation decisions during 2007 were based on the peer group before the addition of Celgene and Cephalon. Beginning in 2008, MedImmune will no longer be part of our peer group as a result of its acquisition by AstraZeneca in 2007.

For each of our peers, we analyze the Compensation Discussion and Analysis and other data filed during the prior year to identify those named executive officers whose positions are comparable to those held by our executive officers. We then compile and analyze the data and information for each comparable position relative to that for our executive officers. Our analysis includes the rewards program structure and design, as well as the value of the compensation.

We also use the Towers Perrin U.S. CDB Pharmaceutical Executive Compensation Database (“Towers Perrin”) and the SIRS Executive Compensation Survey (“SIRS”) in analyzing the competitiveness of executives’ compensation. All of our peers except Sepracor participated in the Towers Perrin survey and all of our peers except Bristol-Myers Squibb, Cephalon and Eli Lilly participated in the SIRS survey. Benchmark compensation surveys are critical to assessing competitive practices and levels of compensation, as the data available in our peers’ public filings addresses only a limited number of our executive positions. We carefully selected these two benchmark compensation surveys based on the number of our peers who participate in the surveys, the number of positions reported by the surveys that are comparable to our executive positions and the standards under which the surveys are conducted, including methodologies, provisions to ensure confidentiality and quality assurance practices.

While the Towers Perrin and SIRS benchmark compensation surveys report long-term incentive data, differences between the surveys in methodology and reporting result in long-term incentive data that is not comparable between the sources. To overcome these methodology differences, we separately benchmark long-term incentive practices and values via a custom survey conducted on behalf of Biogen Idec by Watson Wyatt. This custom survey provides us with robust data regarding long-term incentive practices and grant values throughout our peers and allows us to overcome the methodological differences between the Towers Perrin and SIRS surveys. All of our peers except Celgene, Bristol-Myers Squibb, Forest Laboratories and MedImmune participated in this custom survey in 2007.

What is each element of compensation and why is it paid?

The Committee determines the elements of our executive compensation program and has selected the following elements (discussed in detail below) to promote our pay-for-performance philosophy and compensation program objectives:

Element	Role and Purpose

Base Salary	• Attract executives and recognize their skills and contributions in the day-to-day management of our business.
Annual Cash Incentives	• Motivate the attainment of annual financial, strategic, operational and individual goals that are aligned with and supportive of long-term value creation.
Long-term Incentives	• Align executive interests with those of our stockholders.
• Promote long-term retention and stock ownership, and hold executives accountable for enhancing stockholder value.
• Enable the delivery of competitive compensation opportunities in a manner that balances cost and tax efficiency with perceived value by executives.
Benefits	• Promote health, wellness and financial security.

Each year, the Committee reviews the compensation program design for its alignment with and support of our pay-for-performance objectives, its overall efficiency and cost-effectiveness and its design and overall value relative to our peers’ practices and general trends. The Committee also discusses program design recommendations and alternatives, and approves the overall program design and specific compensation targets and guidelines for the coming year.

While the general mix of the elements is considered in the design of our compensation program, the Committee does not target a specific mix of pay in either its program design or compensation determinations. By design, our executive officers have more variability than non-executives in their compensation to more closely tie their compensation to the Company’s overall performance.

Our performance-driven approach creates a motivational aspect to our compensation programs, since base salary increases, annual incentive payments and long-term incentive grants are performance-differentiated based on each executive officer’s overall performance rating and relative rank. We establish and use performance-differentiated guidelines for making these individual compensation recommendations.

Base Salary

We pay our executive officers base salaries to provide a baseline level of compensation that is both competitive with the external market and commensurate with each employee’s past performance, experience, responsibilities and potential to contribute to our future success. We generally target our base salary structure around the median of our peers. In recommending and determining individual base salaries, the CEO and Committee consider the internal and external factors described above. Base salary increases from 2006 to 2007 for our named executive officers averaged 4.5% and ranged from 2% to 9%. These increases were approved by the Committee in February 2007 as part of our annual compensation planning process. At the end of 2007, the base salaries for our named executive officers were below the market median, except for Dr. Pickett, whose base salary is between the median and 75th percentile, consistent with the criticality of his role, his depth of experience and the competitive requirements to originally attract him to the Company.

Annual Cash Incentives

We maintain an annual cash incentive program as part of our performance-based compensation. Our annual incentive opportunities, which are expressed as a percentage of base salary, are targeted near the median of our peers. The Committee reviews our annual target incentive opportunities each year to ensure they are appropriately competitive. For 2007 and 2008, our target incentive opportunities remained unchanged as a percent of base salary. Our annual target incentive opportunities are shown in the following table:

		President,	Executive
	CEO	Research & Development	Vice Presidents

Annual Target Incentive Opportunity	125%	75%	50%

Actual incentives can range from 0% to 225% of targeted levels, as described further below, depending on the degree of Company and each individual’s performance attainment relative to pre-established goals for that year. Based on Company and individual performance and an executive’s base salary relative to market, an executive’s actual total cash compensation may be above or below market median. At the end of 2007, our named executive officers’ total cash compensation (base salary plus the actual cash incentive paid in 2007 for 2006 performance) was below the market median, except Dr. Pickett, whose total cash compensation was between the median and 75th percentile, and Mr. Mullen, whose total cash compensation was at the median.

The Committee establishes and approves all Company goals for the annual cash incentive plan based on recommendations made by the CEO. Executive officers’ individual performance goals are jointly developed by the executive and the CEO and approved by the Committee. Mr. Mullen’s goals and year-end assessment are also approved by the Committee, with input from the other independent directors.

For the 2007 annual incentive plan, we selected Company goals and assigned weights that reflected the Company’s established financial, strategic and operational objectives. Our assignment of a total of 50% weight to financial goals and 50% to strategic and operational goals reflect the importance of linking reward opportunities to both near-term and longer-term results. We believe that this set of goals and their weights effectively aligned management incentives with enhancement of long-term stockholder value. For 2007, the Committee approved the following Company goals, weighting and degree of attainment.

2007 Annual Cash Incentive Plan Company Targets and Results

						Payout
						Factor for
		Target Performance Range				2007 Plan
Company Goals	Weight	Threshold	Target	Maximum	Results	Year

Revenue(1)	25%	$2,951M	$3,116M	$3,221M	$3,181M	131%
Earnings Per Share(2)	25%	$2.40	$2.53	$2.70	$2.56	108%
Business Development	7.5%	Target: Source three new molecular entities and/or new chemical entities in Phase 2 and/or launching before 2012. Results: Sourced two new molecular entities that met the requirements of the goal.				67%
Long-term Strategic Plans for China and India	7.5%	Target: Develop long-term strategic plans for China and India by June 1, 2007 and successfully execute plan milestones during 2007. Results: Exceeded goals for China and India with all milestones met ahead of or on schedule.				120%
Portfolio Maturation — Organic Pipeline	20%	Target: Achieve 90% of critical milestones for five named priority programs on a timely and quality basis. Results: Achieved 67% of the critical milestones on a timely basis; quality standards were met.				67%
Operational	5%	Target: Meet commercial and clinical demand for each product within budget and achieve 2007 milestones for Tysabri High Titer approval and International Large Scale operations. Results: Slightly exceeded goals for meeting demand for products. Achieved 2007 High Titer and International Large Scale operations goals.				101%
Employee Turnover	5%	Target: Reduce Corporate-wide voluntary turnover to 11% annualized rate for full year 2007. Results: Voluntary turnover rate was 7.8%.				135%
Employee Recruitment	5%	Target: Fill all senior positions within the Company within 120 days of opening requisition. Results: Met goal for filling senior positions on a timely basis.				100%
Weighted Company Performance (Company Multiplier)						104%

Notes to table:

(1)	For purposes of annual cash incentives, this performance metric is based on non-GAAP revenue, which we increased by $9.5 million to reflect the reclassification of an expense during 2007.

(2)	For purposes of annual cash incentives, this performance metric is based on non-GAAP Earnings Per Share (EPS), with further adjustments made as described below. The reconciliation from GAAP to non-GAAP EPS is comprised of adjustments related to the impact of: charges related to stock options that began to be recognized during 2006 in connection with the adoption of SFAS 123(R); charges for in-process research and development associated with our acquisition of Syntonix and our collaborations with Cardiokine Biopharma LLC and Neurimmune SubOne AG, which we consolidated under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46(R)) and was offset by an equal amount of minority interest resulting in no net impact to the results of operations; gains on the sale of assets; certain other acquisition and restructuring related items such as amortization of acquired intangible assets and impairment of long-lived assets; and the tax effect of these adjustments. Our reported non-GAAP EPS were $2.74. For annual cash incentives, we reduced non-GAAP EPS by the following amounts: (1) by $0.03 per share to reflect the fact that we underspent amounts budgeted in connection with our external growth initiatives; (2) by $0.04 per share to reflect a favorable tax settlement with the IRS; (3) by $0.03 per share to reflect the reversal of an overseas tax assessment; and (4) by $0.08 per share to reflect the net benefit to EPS of the share repurchase we announced and completed during 2007.

We determine the individual cash incentive payments using the following calculation:

Company Multiplier x Individual Multiplier x Incentive Target (%) x Annual Base Salary

The plan provides for a range of payout from 0% to 150% for each Company goal and the Company Multiplier as a whole, and from 0% to 150% for the Individual Multiplier. If maximum performance were achieved on both the Company Multiplier and an Individual Multiplier, a payout of 225% of target (150% x 150% = 225%) would be made. If either the Company Multiplier or the Individual Multiplier is 0%, there is no payout. The Individual Multiplier reflects the assessment of the individual performance goals approved by the Committee; each executive’s Individual Multiplier thus reflects his or her overall performance rating and ranking as part of our performance assessment process, as discussed earlier in this section.

Based on the results described in the 2007 Annual Cash Incentive Plan Targets and Results table, a 104% Company Multiplier was approved by the Committee for the year ended December 31, 2007. Based on performance against their individual goals (which determines the Individual Multiplier) and the 104% Company Multiplier, our named executive officers received incentive awards for 2007 that ranged from 94% to 135% of target. The actual incentive payments are included in the Summary Compensation Table.

For 2008, in addition to our annual cash incentive plan, the Committee approved a special performance-based cash retention incentive program to assist the Company in retaining key employees through the current period of business uncertainty arising from activist stockholder activity. Other than Mr. Mullen, who declined to participate in this special bonus, each of our executive officers (including the named executive officers other than Messrs. Adelman and Kellogg) is a participant in this program. The program provides an additional bonus opportunity based on the Company’s performance in 2008 relative to our revenue and EPS goals, which are given equal weight. The named executive officers participating in this program have a target bonus opportunity equal to their annual base salary. The actual amount of the bonus may range from 0% if the Company does not achieve threshold results for revenue and EPS to 150% if the maximum performance level is achieved or exceeded on both goals. If the Company achieves only the threshold level of results on both goals, the bonus paid to these individuals will equal 50% of their target bonus opportunity. Bonus payments are contingent upon continued employment through the payment date in March 2009 or sooner if the executive officer experiences an involuntary employment action following a corporate transaction or corporate change in control, or is terminated as a result of death or disability. Adopting a retention bonus for executive officers is common in similar situations and our target bonus opportunity reflects competitive practice for this type of program.

Long-term Incentives

Our long-term incentive (LTI) program provides performance-based reward opportunities that further align compensation with stockholder interests and reinforce our goal to retain top talent. Each year, the Committee determines the types of awards to be used for delivering long-term incentives. In doing so, the Committee considers the effectiveness of each award type in achieving our compensation objectives (such as employee performance, retention, motivation and attraction), the needs of the business, competitive market practices, dilution and expense constraints, and tax and accounting implications.

During 2006, the Committee evaluated various program designs for 2007 that were jointly developed by the Company’s Compensation and Benefits group and Watson Wyatt. Based on the review of these detailed recommendations, including competitive practice among our peers, the Committee approved a program that awarded stock options and restricted stock units to our executive officers. In this program, the total grant date value of each annual merit award and each promotional award is divided evenly between stock options and restricted stock units. During 2007, certain other grants were made fully in restricted stock units, including special grants to Messrs. Clancy and Hamm as part of our initiative to retain key and high-performing employees, and our performance-based grants to Dr. Pickett, which are described below. Stock options promote alignment with our stockholders and qualify as performance-based pay under Section 162(m). Our stock option grants vest annually over the four-year period following grant. We grant restricted stock units to reflect competitive practices and to promote retention by providing some level of value to recipients based on the stock price at any point in time. Restricted stock units granted in conjunction with our annual merit process vest annually over the three years following grant. In addition to their strong retention value, we feel that restricted stock units support an ownership mentality, encouraging our executives to act in a manner consistent with the long-term interests of the Company and our stockholders.

To help in assessing the external market, Biogen Idec sponsored (and Watson Wyatt administered) a custom survey of LTI in which most of our peers participated. To augment this data, the Committee reviewed publicly available data for our LTI compensation expense and aggregate share usage among Biogen Idec’s peers. Based on these external factors, as well as Company performance and analyses of accounting cost implications and employee retention, the Committee approved target LTI grant values for 2007 that were between the median and 75th percentile of our peers in terms of dollar value.

The Committee approved targeting 2008 LTI grant values at the 60th percentile of our peers. This decision reflects the importance of LTI as an element of our total compensation framework and our decision to not maintain a pension plan or a defined benefit plan.

We significantly differentiate LTI grants based on individual performance and position level through our use of LTI grant guidelines. The 2007 LTI grant guidelines approved by the Committee were segmented by overall performance rating, ensuring that top performing employees receive noticeably larger grants than those with average performance. Specifically, our 2007 LTI grant guidelines for our middle-performing employees ranged from 70% to 130% of the target grant value, the guidelines for our highest-performing employees ranged from 130% to 210% of the target grant value, and LTI grant guidelines for our lower-performing employees ranged from 0% to 70% of the target grant value. This approach, which we have continued in 2008, allows us to meaningfully reward and effectively retain those employees who have the potential to make the greatest contributions to our long-term success and to differentiate their rewards from those received by other employees. The value realized from these LTI grants is furthered leveraged by the Company’s performance and its effect on the price of our stock.

Establishing a consistent annual grant pattern has allowed us to develop a schedule of events for setting our annual grant date and grant price. These events include incorporating the results of our internal performance reviews and ranking, as well as our external analyses that include a review of peer equity practices and the results of the LTI custom survey described earlier. Since 2004, we have made our annual merit equity grant in February of each year. The date of each annual merit grant is the date upon which the Committee approves the individual grants, with the exception of grants to the CEO, for whom grants require Board of Directors approval and are thus granted on the date of that approval. Our stock options have an exercise price equal to the closing price of Biogen Idec stock on the date of grant.

We employ performance-vested LTI when we believe it is the most appropriate approach for achieving strategic objectives. At present, we employ performance-vested restricted stock units as a key component of Dr. Pickett’s total equity awards, consistent with his specific goals of advancing our pipeline and research and development (R&D) efforts during the time from his hire through 2010. Dr. Pickett was granted the opportunity to earn up to 30,000 performance-based restricted stock units for the 2007 calendar year, and three separate grants to earn up to 30,000 performance-based restricted stock units (RSUs) in each of 2008, 2009 and 2010. Each year’s plan provides for a maximum vested award of 30,000 restricted stock units, with any unearned RSUs in a given year forfeited.

Based on the CEO’s recommendations, in 2007 the Committee approved goals for Dr. Pickett’s performance grant which included pipeline goals and R&D organizational objectives. His results relative to these goals were approved by the Committee in 2008.

Target	Results

Gain approval of certain biologic or small molecule candidates for development by December 31, 2007.	Partial attainment, with three qualifying candidates approved for development.
Advance pre-defined candidates into first-in-human studies.	Partial attainment, with all candidates moved into studies or entering that phase in the first half of 2008.
Advance at least three of a defined set of development candidates into proof-of-concept studies during 2007.	Full attainment, with all required candidates entered into this phase during 2007.
Meet or beat 80% of 2007 site operation and patient recruitment timelines for defined programs.	Partial attainment, with timelines for three programs achieved, but delayed enrollment and site initiation for two programs.
Establishment and execution of the small molecule strategy.	Full attainment, with strategy approved on time and implementation underway during 2007
Establish and implement organizational strategy, design and business process improvements.	Full attainment, with organizational plans developed and in place and business process improvements implemented.
Effective recruitment and development of staff within the R&D organization.	Full attainment, with significant hiring goals met, including key senior-level managers; and development plans in place for certain employees.

Based on complete attainment of some goals and partial attainment of other goals, the CEO recommended, and the Committee approved, that Dr. Pickett receive 90% of the 30,000 (that is, 27,000) restricted stock units for the 2007 performance period. These 27,000 units vested on February 12, 2008, which was the date of Committee approval. The balance of 3,000 units was forfeited.

Benefits

In addition to participating in the benefit programs provided to all employees (for example, our employee stock purchase plan and medical, dental, vision, life and disability insurance), we provide some supplemental benefits to executives. These benefits include:

•	Life Insurance. Our named executive officers receive Company-paid term life insurance equal to three times annual base salary, up to a maximum benefit of $1,500,000; this cap does not apply to the life insurance benefit provided to the CEO. As a comparison, other executives also receive Company-paid term life insurance equal to three times annual base salary up to a maximum of $1,500,000 and employees who are not executives receive Company-paid term life insurance equal to two times their annual base salary. The cost of Company-paid life insurance in excess of a $50,000 insurance level is taxable income to employees.

•	Tax Preparation, Financial and Estate Planning. Our named executive officers are eligible for reimbursement of expenses incurred for tax preparation, financial and/or estate planning services, as well as the purchase of tax preparation and/or financial planning software. Such reimbursements are considered taxable income to the executives.

Retirement Plans

The Company does not maintain a pension plan or a defined benefit plan.

The Company maintains a Supplemental Savings Plan, or SSP, which covers executive officers and certain other highly compensated and/or management employees. The SSP replaced our prior deferred compensation plan, as well as the Biogen, Inc. Voluntary Executive Supplemental Savings Plan. Employees whose base salary and annual cash incentive for the year exceed a specified limit under Section 401(a)(17) of the Internal Revenue Code ($225,000 in 2007) receive a Company-paid “restoration match” on the portion of their base salary and annual cash incentive that exceeds this limit; the restoration match equals six percent of this excess compensation. This feature is intended to replace the amount of matching employer contributions that the participant would otherwise have been eligible to receive under our 401(k) plan but for this limit. In addition, participants in the SSP who are senior director level or higher, or who are designated as eligible by the Committee, may make voluntary contributions of up to 80% of their base salary and 100% of their annual cash incentives to the SSP, and thereby defer income taxes on such amounts until distribution is made from the SSP.

Prior to December 31, 2007, our SSP provided that participants became vested in the restoration match at a rate of 25% per year, until fully vested after four years of service. On December 31, 2007, concurrent with adopting immediate vesting under our 401(k) plan, we accelerated vesting for all SSP participants, so that all current participants are fully vested and all new participants are immediately vested in the restoration match. We made this change to immediate vesting based on our review of peer practices, which indicated an increasing trend toward this plan design.

SSP accounts are maintained for each participant. Accounts include employee and employer contributions and reflect performance of notional investments selected by the employee, or on a default investment if the employee does not make a selection. The notional investment options include the mutual funds available under the 401(k) plan, as well as a fixed rate option, which earns a rate of return determined each year by the Company’s Retirement Committee. In 2007, this rate of return was 8%. The excess of the interest rate paid on the fixed rate option above 120% of the applicable federal long-term rate (compounded quarterly) earned by our named executive officers under the SSP during 2007 is set forth in the Summary Compensation Table.

Post-termination Compensation and Benefits

We have a program in place under which all of our executives receive severance benefits if they are terminated without cause (and, in the case of Messrs. Mullen and Pickett, if they terminate for good reason) or following a corporate transaction or a change in control. The benefits they receive depend on their position (or, in the case of Messrs. Mullen and Pickett, are included in their employment agreements). We provide these arrangements because we believe that some severance arrangements, as well as protection in the event of a corporate transaction or change in control, are necessary in a competitive market for talent to attract and retain high quality executives. In addition, this benefit allows the executives to maintain their focus on the business during a period when they otherwise might be distracted. The terms of these arrangements and the amounts payable under them are described below under “Potential Payments Upon Termination or Change in Control.”

Tax-Deductibility of Compensation

Section 162(m) of the Internal Revenue Code limits to $1 million the amount a company may deduct for compensation paid to its CEO or any of its other three named executive officers (excluding the Chief Financial Officer). This limitation does not, however, apply to compensation meeting the definition of “qualifying performance-based compensation.”

Management works with the Committee to assess alternatives to preserve the tax deductibility under Section 162(m) of compensation payments to the extent reasonably practicable, consistent with our compensation policies and as determined to be in the best interests of Biogen Idec and its stockholders. For 2007, all stock option grants, our annual cash incentive plan and Dr. Pickett’s performance-based restricted stock unit grant were designed to meet the requirements for tax-deductible compensation under Section 162(m).

Beginning in 2007, the Company adopted changes to our annual cash incentive plan that enable us to maximize tax deductibility of plan-based awards paid to our named executive officers. Maximum cash incentive awards under the 2007 plan year were determined for each named executive officer based on our non-GAAP net income for the year. The actual award to each executive was less than this maximum amount based on the degree of attainment of Company and individual performance goals set in the annual cash incentive plan described above. Dr. Pickett’s performance-vested restricted stock unit plan was similarly structured to ensure a maximum funded value that was based on objectively determined measures.

Under the management incentive plan approved by the Company’s stockholders in 2003, we limit tax deductible performance-based incentive payments to a total of $3,500,000 per executive per year. We expect to propose in our 2008 proxy statement for stockholder approval of a new management incentive plan that will permit us to continue to structure and provide performance-based awards that are tax-deductible.

Compensation and Management Development Committee Report

The Compensation and Management Development Committee (the “Committee”) furnishes the following report:

The Committee has reviewed and discussed the Compensation Discussion and Analysis with Biogen Idec management. Based on this review and discussion, the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

Submitted by,

William D. Young, Chairman
Marijn E. Dekkers
Alan B. Glassberg
Lynn Schenk

Summary Compensation Table

The following table shows the compensation paid to or earned by the named executive officers during the fiscal years ended December 31, 2006 and December 31, 2007.

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)(1)	($)(2)	($)(3)	($)(4)	($)(5)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

James C. Mullen	2007	$1,142,308		$2,735,728	$2,922,003	$1,943,500	$67,817	$159,625	$8,970,981
President and CEO	2006	$1,084,616		$5,784,401	$3,209,365	$2,000,000	$54,063	$69,131	$12,201,576
Paul J. Clancy	2007	$373,822		$442,994	$240,913	$280,800		$24,543	$1,363,072
EVP and CFO
Peter N. Kellogg	2007	$440,662		$96,270	$26,868		$7,614	$60,928	$632,342
Former EVP, Finance and CFO	2006	$568,387		$1,937,727	$591,905	$271,256	$5,102	$37,838	$3,412,215
Cecil B. Pickett	2007	$796,154		$5,566,577		$561,600	$14,043	$130,691	$7,069,065
President, Research and Development
Robert A. Hamm	2007	$432,769		$1,649,137	$961,342	$238,056	$15,886	$37,744	$3,334,934
EVP, Pharmaceutical Operations and Technology	2006	$408,396		$1,680,588	$781,011	$230,325	$13,243	$27,712	$3,141,275
Burt A. Adelman	2007	$512,692		$908,231	$924,731	$267,800	$21,685	$48,924	$2,684,063
Former EVP, Portfolio Strategy	2006	$490,318		$1,915,685	$770,504	$277,500	$13,137	$33,321	$3,500,465

Notes to Summary Compensation Table

(1)	The amounts in column (e) reflect the dollar amounts recognized for financial statement reporting purposes in accordance with SFAS 123(R) during 2006 and 2007 for unvested restricted stock and restricted stock units held by each executive officer. These amounts are attributable to awards granted in and prior to 2006 and 2007. Assumptions used in the calculation of these amounts are included in footnote 5 on page F-28 of the Company’s Form 10-K for 2006, and footnote 5 on page F-30 of the 2007 10-K. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	The amounts in column (f) reflect the dollar amounts recognized for financial statement reporting purposes in accordance with SFAS 123(R) during 2006 and 2007 for unvested stock options held by each executive officer. These amounts are attributable to stock options granted in and prior to 2006 and 2007. Assumptions used in the calculation of these amounts are included in footnote 5 on page F-28 of the Company’s Form 10-K for 2006, and footnote 5 on page F-30 of the 2007 10-K. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)	The amounts in column (g) reflect actual bonuses awarded to each executive officer for the 2006 and 2007 plan years under the Company’s Annual Cash Incentive Plan, which is discussed on page 30 in the section “Annual Cash Incentives.”

(4)	The amounts in column (h) represent earnings in the Supplemental Savings Plan (SSP) fixed rate option that are in excess of 120% of the average applicable federal long-term rate. The federal long-term rates for 2006 applied in this calculation were 5.52% in the first quarter, 6.25% in the second quarter, 6.12% in the third quarter and 5.77% in the fourth quarter. The federal long-term rates for 2007 applied in this calculation were 5.90% in the first quarter, 5.78% in the second quarter, 6.00% in the third quarter and 5.56% in the fourth quarter. The SSP is discussed on page 34 in the section “Retirement Plans.” We do not maintain a pension plan or a defined benefit plan.

(5)	The amounts in column (i) for 2007 reflect the following:

	Company			Value of
	Matching	Company	Personal	Company
	Contribution	Contribution	Financial and	-Paid Life
	to 401(k)	to SSP	Tax Planning	Insurance
Name	Plan Account	Account	Reimbursement	Premiums	Other	Description of Other

Mr. Mullen	$13,500	$123,877	$19,138	$3,110
Mr. Clancy	$13,500	$10,004	$425	$614
Mr. Kellogg	$13,500	$38,524	$6,875	$647	$1,382	Tax reimbursement
Dr. Pickett	$13,500	$929	$7,500	$990	$107,772	Relocation assistance
Mr. Hamm	$13,500	$20,922	$2,500	$822
Dr. Adelman	$13,500	$28,034	$6,400	$990

2007 Grants of Plan-Based Awards Table

The following table shows additional information regarding all grants of plan-based awards made to our named executive officers for the year ended December 31, 2007.

									All Other	All Other
									Stock	Option
									Awards:	Awards:		Grant Date
									Number of	Number of	Exercise	Fair
			Estimated Future Payouts Under			Estimated Future Payouts Under			Shares of	Securities	Price of	Value of
			Non-Equity Incentive Plan Awards(1)			Equity Incentive Plan Awards			Stock or	Underlying	Option	Stock and
			Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Option
Name	Grant Date		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Awards(2)
(a)	(b)	Notes	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

James C. Mullen	02/13/07	(3)							70,000			$3,441,900
	02/13/07	(4)								210,000	$49.17	$3,790,983
	02/13/07		$718,750	$1,437,500	$2,156,250
Paul J. Clancy	02/12/07	(3)							7,000			$345,170
	02/12/07	(4)								18,100	$49.31	$327,677
	02/12/07		$112,500	$225,000	$337,500
	06/01/07	(5)							9,000			$470,610
	09/04/07	(6)							8,000			$508,400
	09/04/07	(7)								20,000	$63.55	$460,216
Peter N. Kellogg	02/12/07	(3)							11,500			$567,065
	02/12/07	(4)								29,800	$49.31	$539,490
	02/12/07		$146,750	$293,500	$440,250
Cecil B. Pickett	01/03/07	(8)				30,000	30,000					$1,479,900
	02/12/07		$300,000	$600,000	$900,000
	06/01/07	(8)				90,000	90,000					$4,706,100
Robert A. Hamm	02/12/07	(3)							15,000			$739,650
	02/12/07	(4)								38,900	$49.31	$704,234
	02/12/07		$109,000	$218,000	$327,000
	11/01/07	(5)							12,000			$874,440
	11/01/07	(6)							2,700			$196,749
	11/01/07	(7)								6,900	$72.87	$177,075
Burt A. Adelman	02/12/07	(3)							12,500			$616,375
	02/12/07	(4)								32,400	$49.31	$586,560
	02/12/07		$128,750	$257,500	$386,250

Notes to 2007 Grants of Plan-Based Awards Table

(1)	Annual Cash Incentive Plan. The amounts shown in column (d) represent the 2007 target payout amount based on the target incentive percentage applied to each executive’s base salary as of December 31, 2007 (with the exception of Mr. Kellogg, for whom the percentage is applied to his base salary as of his termination date of August 13, 2007). For 2007, the bonus targets were 125% of salary for Mr. Mullen, 75% of salary for Dr. Pickett and 50% of salary for each of the other named executive officers. The amounts in columns (c), (d) and (e) assume that the executive’s individual multiplier is 100%. Column (c) represents a payment assuming the company multiplier is 50%. Column (d) represents a payment assuming the company multiplier is 100%. Column (e) represents a payment assuming the company multiplier is 150%. This plan is described on page 30 in the section “Annual Cash Incentives.”

(2)	The amounts in this column represent the full grant date fair value as determined under SFAS 123(R). The value of stock options granted is based on grant date present value as calculated using a Black-Scholes option pricing model.

(3)	Annual grant of restricted stock units (RSUs). These RSUs are scheduled to vest 33.3% ratably on the first three anniversaries of the grant date.

(4)	Annual grant of stock options. These options have a ten-year term and are scheduled to vest 25% ratably on the first four anniversaries of the grant date.

(5)	Award of RSUs made under the 2007 special LTI grant authorized by the Committee. These RSUs are scheduled to vest 33.3% ratably on the first three anniversaries of the grant date.

(6)	Promotion grant of RSUs. These RSUs are scheduled to vest 33.3% ratably on the first three anniversaries of the grant date.

(7)	Promotion grant of stock options. These options have a ten-year term and are scheduled to vest 25% ratably on the first four anniversaries of the grant date.

(8)	RSUs granted to Dr. Pickett under a performance share award approved by the Committee, subject to performance goals during 2007, 2008, 2009 and 2010. It is possible that in a given year, Dr. Pickett could earn no shares under the performance goals; therefore, no threshold is shown. This arrangement is discussed on page 33 in the section “Long-term Incentives.”

Outstanding Equity Awards At 2007 Fiscal Year-End Table

The following table summarizes the equity awards that were outstanding as of December 31, 2007 for each of the named executive officers.

			Option Awards					Stock Awards
											Equity
											Incentive
										Equity	Plan
										Incentive	Awards:
					Equity					Plan	Market
					Incentive					Awards:	Value of
					Plan			Number	Market	Number	Unearned
					Awards:			of	Value of	of Unearned	Shares,
			Number of	Number of	Number of			Shares or	Shares or	Shares,	Units or
			Securities	Securities	Securities			Units of	Units of	Units or	Other
			Underlying	Underlying	Underlying			Stock	Stock	Other	Rights
			Unexercised	Unexercised	Unexercised	Option		That	That	Rights	That
			Options	Options	Unearned	Exercise	Option	Have Not	Have Not	That Have	Have Not
			(#)	(#)	Options	Price	Expiration	Vested	Vested	Not Vested	Vested
Name	Grant Date(1)		Exercisable	Unexercisable	(#)	($)	Date	(#)	($)(2)	(#)	($)
(a)	(b)	Notes	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)

James C. Mullen	12/09/99		172,500			$62.28	12/08/09
	06/16/00		287,500			$51.85	06/15/10
	12/15/00		143,750			$45.46	12/14/10
	12/14/01		402,500			$49.03	12/13/11
	12/06/02		345,000			$37.45	12/05/12
	02/06/04		150,000			$43.50	02/05/14
	02/17/05	(3)	325,000			$67.57	02/16/15
	02/07/06		60,000	180,000		$44.59	02/06/16
	02/07/06							53,333	$3,035,714
	02/13/07							70,000	$3,984,400
	02/13/07			210,000		$49.17	02/12/17
Paul J. Clancy	03/05/01	(3)	28,750			$58.99	03/04/11
	12/14/01		4,761			$49.03	12/13/11
	12/06/02		10,005			$37.45	12/05/12
	02/06/04		13,000			$43.50	02/05/14
	02/17/05	(3)	8,400			$67.57	02/16/15
	02/17/05							3,200	$182,144
	02/06/06		2,747	8,243		$44.24	02/05/16
	02/06/06							2,960	$168,483
	08/01/06							1,666	$94,829
	08/01/06		1,500	4,500		$41.03	07/31/16
	02/12/07			18,100		$49.31	02/11/17
	02/12/07							7,000	$398,440
	06/01/07	(10)						9,000	$512,280
	09/04/07							8,000	$455,360
	09/04/07			20,000		$63.55	09/03/17
Peter N. Kellogg(4)
Cecil B. Pickett	10/02/06	(5)						90,000	$5,122,800
	10/02/06	(6)						29,600	$1,684,832
	01/03/07									30,000	$1,707,600
	06/01/07	(11)								90,000	$5,122,800
Robert A. Hamm	12/09/99		28,750			$62.28	12/08/09
	12/15/00		5,750			$45.46	12/14/10
	12/14/01		10,062			$49.03	12/13/11
	12/06/02		20,124			$37.45	12/05/12
	02/06/04		27,475			$43.50	02/05/14
	02/17/05	(3)	45,000			$67.57	02/16/15
	02/06/06		10,225	30,675		$44.24	02/05/16
	02/06/06							10,933	$622,306
	02/12/07			38,900		$49.31	02/11/17
	02/12/07							15,000	$853,800
	11/01/07							12,000	$683,040
	11/01/07			6,900		$72.87	10/31/17
	11/01/07							2,700	$153,684
Burt A. Adelman(7)	02/06/04		8,750			$43.50	02/05/14
	02/17/05	(3)	37,500			$67.57	02/16/15
	02/06/06		30,675			$44.24	02/05/16
	02/12/07		32,400			$49.31	02/11/17

Notes to Outstanding Equity Awards At 2007 Fiscal Year-End Table

(1)	Vest schedules for the equity grants are as follows:

		Award								Option
Grant Date	Notes	Type	Vesting Schedule and Dates							Expiration

12/09/99		NQ	20% on 12/09/2000	20% on 12/09/2001	20% on 12/09/2002	20% on 12/09/2003	20% on 12/09/2004			12/08/09
06/16/00		NQ	14.29% on 06/16/2001	14.29% on 06/16/2002	14.29% on 06/16/2003	14.28% on 06/16/2004	14.28% on 06/16/2005	14.28% on 06/16/2006	14.28% on 06/16/2007	06/15/10
12/15/00	(8)	NQ	14.29% on 12/15/2001	14.29% on 12/15/2002	14.29% on 12/15/2003	14.29% on 12/15/2004	14.28% on 12/15/2005	14.28% on 12/15/2006	14.28% on 12/15/2007	12/14/10
12/15/00	(9)	NQ	20% on 12/15/2001	20% on 12/15/2002	20% on 12/15/2003	20% on 12/15/2004	20% on 12/15/2005			12/14/10
03/05/01	(3)	NQ	20% on 03/05/2002	20% on 03/05/2003	20% on 03/05/2004	20% on 03/05/2005	20% on 03/05/2006			03/04/11
12/14/01		NQ	25% on 12/14/2002	25% on 12/14/2003	25% on 12/14/2004	25% on 12/14/2005				12/13/11
12/06/02		NQ	25% on 12/06/2003	25% on 12/06/2004	25% on 12/06/2005	25% on 12/06/2006				12/05/12
02/06/04		NQ	25% on 12/31/2004	25% on 12/31/2005	25% on 12/31/2006	25% on 12/31/2007				02/05/14
02/17/05	(3)	NQ	25% on 02/17/2006	25% on 02/17/2007	25% on 02/17/2008	25% on 02/17/2009				02/16/15
02/17/05		RSA	100% on 02/17/2008
02/06/06		NQ	25% on 02/06/2007	25% on 02/06/2008	25% on 02/06/2009	25% on 02/06/2010				02/05/16
02/06/06		RSU	33.3% on 02/06/2007	33.3% on 02/06/2008	33.3% on 02/06/2009
02/07/06		NQ	25% on 02/07/2007	25% on 02/07/2008	25% on 02/07/2009	25% on 02/07/2010				02/06/16
02/07/06		RSU	33.3% on 02/07/2007	33.3% on 02/07/2008	33.3% on 02/07/2009
08/01/06		RSU	33.3% on 08/01/2007	33.3% on 08/01/2008	33.3% on 08/01/2009
08/01/06		NQ	25% on 08/01/2007	25% on 08/01/2008	25% on 08/01/2009	25% on 08/01/2010				07/31/16
10/02/06	(5)	RSU	25% on 10/02/2007	25% on 10/02/2008	25% on 10/02/2009	25% on 10/02/2010
10/02/06	(6)	RSU	33.3% on 10/02/2007	33.3% on 10/02/2008	33.3% on 10/02/2009
01/03/07		RSU	100% on 02/12/2008
02/12/07		NQ	25% on 02/12/2008	25% on 02/12/2009	25% on 02/12/2010	25% on 02/12/2011				02/11/17
02/12/07		RSU	33.3% on 02/12/2008	33.3% on 02/12/2009	33.3% on 02/12/2010
02/13/07		RSU	33.3% on 02/13/2008	33.3% on 02/13/2009	33.3% on 02/13/2010
02/13/07		NQ	25% on 02/13/2008	25% on 02/13/2009	25% on 02/13/2010	25% on 02/13/2011				02/12/17
06/01/07	(10)	RSU	33.3% on 06/01/2008	33.3% on 06/01/2009	33.3% on 06/01/2010
06/01/07	(11)	RSU	33.3% on 02/15/2009	33.3% on 02/15/2010	33.3% on 10/09/2010
09/04/07		RSU	33.3% on 09/04/2008	33.3% on 09/04/2009	33.3% on 09/04/2010
09/04/07		NQ	25% on 09/04/2008	25% on 09/04/2009	25% on 09/04/2010	25% on 09/04/2011				09/03/17
11/01/07		RSU	33.3% on 11/01/2008	33.3% on 11/01/2009	33.3% on 11/01/2010
11/01/07		NQ	25% on 11/01/2008	25% on 11/01/2009	25% on 11/01/2010	25% on 11/01/2011				10/31/17

(2)	Market value of awards is based on the closing price of our common stock as of December 31, 2007 ($56.92) as reported by NASDAQ.

(3)	In December of 2005, all unvested options with exercise prices of $55.00 or higher were accelerated (fully vested) to avoid the associated expense under SFAS 123(R). The sale of these options by executive officers was restricted before which time as vesting would otherwise have taken place (or, if earlier, an executive officer’s last day of employment). Mr. Clancy was not subject to this sale restriction as he was not an executive officer at the time of the acceleration.

(4)	Mr. Kellogg resigned his employment with the Company effective August 13, 2007 and was eligible to exercise vested stock options for 3 months following his last date of employment, after which time any unexercised options were forfeited.

(5)	This grant to Dr. Pickett is scheduled to vest over four years on the anniversary of the grant date.

(6)	This grant to Dr. Pickett is scheduled to vest over three years on the anniversary of the grant date.

(7)	Dr. Adelman retired from the Company effective December 31, 2007. Based on his age and years of service with the Company, Dr. Adelman received full acceleration of his then-unvested equity grants.

(8)	Grant to Mr. Mullen on December 15, 2000 vested over seven years.

(9)	Grants to other executives on December 15, 2000 vested over five years.

(10)	Grant to Mr. Clancy on June 1, 2007 vests over three years on the anniversary of the grant date.

(11)	Grant to Dr. Pickett on June 1, 2007 of performance-based RSUs vests over three years on the dates corresponding to the assessment of results for the applicable performance period.

2007 Options Exercised and Stock Vested Table

The following table shows information regarding option exercises and vesting of stock awards for each named executive officer during the year ended December 31, 2007.

	Option Awards		Stock Awards
	Number of Shares	Value Realized Upon	Number of Shares	Value Realized
	Acquired on Exercise	Exercise	Acquired on Vesting	on Vesting
Name	(#)	(#)(1)	(#)(2)	($)(3)
(a)	(b)	(c)	(d)	(e)

James C. Mullen			176,667	$8,679,216
Paul J. Clancy			12,539	$589,171
Peter N. Kellogg	492,775	$12,200,577	35,984	$1,700,923
Cecil B. Pickett			44,800	$2,941,568
Robert A. Hamm			23,340	$1,100,166
Burt A. Adelman	298,225	$4,035,698	52,105	$2,682,894

Notes to 2007 Options Exercised and Stock Vested Table

(1)	The value realized is the difference between the closing price of the common stock of the Company at the time of exercise and the option exercise price, times the number of shares acquired on each exercise.

(2)	Upon vesting, Restricted Stock Awards and Restricted Stock Units were settled in shares. Number of shares acquired on vesting includes shares withheld by us at the election of Messrs. Mullen (71,959 shares), Clancy (4,061), Kellogg (13,151), Pickett (23,781), Hamm (4,706) and Adelman (17,716) to pay the minimum withholding of taxes due upon vesting.

(3)	The value realized is calculated as the closing price of the common stock of the Company at the time of vesting times the total number of shares vested.

2007 Non-Qualified Deferred Compensation Table

The following table shows a summary of all contributions to, earnings on and distributions received from the non-qualified deferred compensation plan for each of the named executive officers for the year ended December 31, 2007. The account balances as of year-end include all contributions and amounts earned by the executives prior to 2007.

					Aggregate
			Aggregate	Aggregate	Balance
	Executive	Company	Earnings	Distributions in	at Last Fiscal
	Contributions in	Contributions in	in Last	Last Fiscal Year	Year-End
Name	Last Fiscal Year($)(1)	Last Fiscal Year($)(2)	Fiscal Year($)(3)	($)	($)(4)
(a)	(b)	(c)	(d)	(e)	(f)

James C. Mullen		$123,877	$263,526		$3,640,559
Paul J. Clancy		$10,004	$3,651		$81,447
Peter N. Kellogg	$67,814	$38,524	$94,197		$1,033,681
Cecil B. Pickett	$198,315	$929	$53,844		$765,576
Robert A. Hamm		$20,922	$61,550		$844,837
Burt A. Adelman	$262,376	$28,034	$106,513		$1,609,769

Notes to 2007 Non-Qualified Deferred Compensation Table

(1)	The amounts in this column are also included in columns (c) and (g) of the Summary Compensation Table as non-qualified deferral of salary and non-qualified deferral of payments under the Annual Cash Incentive Plan, respectively.

(2)	The amounts in this column are also included in column (i) of the Summary Compensation Table as Company contributions to the Supplemental Savings Plan.

(3)	Earnings on the fixed rate option that are in excess of 120% of the applicable Federal long-term rate are reported in column (h) of the Summary Compensation Table for Messrs. Mullen ($67,817), Kellogg ($7,614), Pickett ($14,043), Hamm ($15,886) and Adelman ($21,685).

(4)	The following table lists the compensation deferrals during 2006 by each of the named executive officers, as reported in our 2007 proxy. Messrs. Clancy and Pickett were not named executive officers in our 2007 proxy, and Messrs. Mullen and Hamm did not defer any compensation during 2006.

Amounts Previously Reported as
Name	Deferred During 2006

Peter N. Kellogg	$146,836
Burt A. Adelman	$98,456

Potential Payments Upon Termination or Change in Control

Executive Severance Policy

Our named executive officers (other than Messrs. Mullen and Pickett, who have individual arrangements) participate in executive severance arrangements that provide benefits payable upon a termination of employment other than “for cause” (as defined in our 2005 Omnibus Equity Plan), retirement, death or disability. Following their terminations of employment, neither Mr. Kellogg nor Dr. Adelman was eligible for these severance arrangements on December 31, 2007. Under the executive severance plan for executive vice presidents, Messrs. Clancy and Hamm are eligible to receive the following benefits:

•	In the event of a termination other than for cause, retirement, death or disability, a lump sum severance payment equal to a minimum of nine months of the executive’s then annual base salary and target annual cash incentive, with an additional two and one-half months for each full year of service, to a maximum benefit of 21 months;

•	If, following a corporate transaction or a corporate change in control, the executive experiences an Involuntary Employment Action (as defined in our 2005 Omnibus Equity Plan), a lump sum severance payment equal to 24 months of the executive’s then annual base salary and target annual cash incentive. An Involuntary Employment Action is, in summary, a termination by Biogen Idec or the surviving corporation other than for cause or a termination by the executive for specified reasons.

Our annual cash incentive plan provides for a prorated target bonus payment for terminations due to the death or disability of the participant, and for terminations arising from an Involuntary Employment Action. As the annual cash incentive plan provides for payment of a full bonus to any participant remaining employed on the last day of the plan year, this amount is not included in the Potential Post-Termination Payments table.

The special performance-based cash retention incentive bonus for 2008 discussed in the section “Annual Cash Incentives” would also be payable to executive officers (other than Mr. Mullen, who is not participating in this bonus) experiencing an Involuntary Employment Action. The target bonus opportunity, which is equal to one times the executive officer’s annual base salary, would be paid if an executive officer experiences an Involuntary Employment Action before December 31, 2008. The target bonus opportunity multiplied by the performance multiplier would be paid if an executive officer experiences an Involuntary Employment Action on or after December 31, 2008. As this plan was adopted after December 31, 2007, these amounts are not included in the table in this section.

In any case where severance is payable under the plan, these executive officers will also receive continuation of medical and dental insurance benefits until the earlier of the last date of the severance payment period or the date the executive becomes eligible to participate in medical and dental insurance plans through another employer. These executive officers are also provided up to nine months of executive-level outplacement services at our cost.

If payments to these executive officers, other than Mr. Mullen, under the plan are subject to excise tax under Internal Revenue Code Section 4999, we will pay the executive officer an additional amount that equals the amount of the excise tax, plus the income and other payroll taxes arising from our payment of the excise tax amount, so that the executive officer realizes the full intended benefit.

Awards Under Equity Plans

A change in control, in brief, is the acquisition by one or more persons of more than 50% of our outstanding stock, other than in connection with a merger or consolidation, or a change in a majority of our directors other than as approved by a majority of our current incumbent directors and directors they have approved. If a change in control occurs, all outstanding options and stock awards under our 2003 and 2005 Equity Plans become fully exercisable or vested, as the case may be, and options will remain exercisable until the original option expiration date.

In the event of a corporate transaction, which is, in brief, a merger or consolidation in which our stockholders acquire or retain less than 50% of the voting power of the surviving corporation, or a liquidation, dissolution or sale of all or substantially all of the assets of Biogen Idec, we can either cause the surviving corporation to assume all equity awards or accelerate their vesting and exercisability immediately before the corporate transaction. If the equity awards are assumed, and an executive officer’s employment is terminated in an Involuntary Employment Action, the equity awards that are assumed will become fully vested and exercisable. Under the 1985, 2003 and 2005 Equity Plans, any assumed awards that become vested will remain exercisable through the earlier of twelve months from the termination date or the original option expiration date. Under our 1988 Equity Plan, any assumed awards that become vested will remain exercisable through the earlier of 36 months from the termination date or the original option expiration date.

If the holder of an equity award retires, which is defined under our equity plans as leaving the employment of Biogen Idec after reaching age 55 with at least ten years of service, each then outstanding equity award not yet vested or exercisable would become immediately vested or exercisable upon such termination at a rate of 50% of the shares unvested at the time of retirement plus an additional 10% of the shares for each full year of service beyond ten years of service. These vested options remain exercisable for 36 months or until the original option expiration date, if sooner. Under this provision and based on Dr. Adelman’s age and years of service, 100% of his unvested awards were accelerated upon his retirement on December 31, 2007.

Each of our equity plans define corporate transaction, change in control, Involuntary Employment Action, acceleration of equity upon termination and post-termination exercise periods.

Dr. Pickett’s Arrangements

Under Dr. Pickett’s employment agreement, he would be entitled to a lump sum severance payment in the event his employment is terminated by Biogen Idec other than For Cause (as defined in his Employment Agreement, which we filed with the SEC on November 9, 2006), or if he terminates his employment as a result of: (A) any material diminution in his duties, position, authority or reporting relationship that occurs within two years of his effective date of employment; (B) he ceases to be a member of the Board of Directors due to not being nominated for election or re-election; (C) any reduction in his base salary or target bonus opportunity; (D) any relocation of the Company’s principal executive offices which increases his daily commute by more than 100 miles on a round trip basis; or (E) breach of any material obligation of the Company under the offer letter which is not promptly cured after written notice. The lump sum severance payment would be the lesser of 21 months and the number of months (prorated) between the effective date of termination and date on which he reaches age 65, of his annual base salary and target annual cash incentive at the time of his termination.

If, following a corporate transaction or a corporate change in control, Dr. Pickett experiences an Involuntary Employment Action (as defined in our 2005 Equity Plan), he would be entitled to a lump sum severance payment equal to 24 months of his annual base salary and target annual cash incentive at the time of his termination.

In any case where severance is payable to Dr. Pickett, he will also receive continuation of medical and dental insurance benefits until the earlier of the last date of the severance payment term or the date upon which he becomes eligible to participate in medical or dental plans through another employer.

If payments to Dr. Pickett under these arrangements are subject to excise tax under Internal Revenue Code Section 4999, we will pay him an additional amount that equals the amount of the excise tax, plus the income and other payroll taxes arising from our payment of the excise amount, so that Dr. Pickett realizes the full intended benefit.

Mr. Mullen’s Arrangements

Under Mr. Mullen’s employment agreement, if he is terminated by us other than for Cause (as defined in his amended Employment Agreement, which we filed with the SEC on July 16, 2003 (initial agreement) and February 10, 2006 (first amendment)) or if he terminates his employment for good reason, or in the event Mr. Mullen is terminated or terminates his employment for reasons specified in his employment agreement, he would be entitled to a lump sum severance payment in an amount equal to three times the sum of his annual base salary and target annual cash incentive at the time of termination. Mr. Mullen would also receive continuation of medical, dental and supplemental life insurance benefits until the earlier of 36 months or the date upon which he becomes eligible to receive substantially comparable benefits through another employer, and a supplemental payment to cover the employment-related taxes on these benefits and the tax on the amount of the supplemental payment. In addition, all of Mr. Mullen’s then outstanding equity awards which were not yet vested or exercisable would become immediately vested or exercisable upon such termination in accordance with the provisions of the equity plan under which they were granted.

In the event of Mr. Mullen’s termination of employment by us due to his disability, he would receive a lump sum payment in an amount equal to his annual base salary and his target annual cash incentive for the year of termination. In the event of his death or termination due to disability, all of Mr. Mullen’s then outstanding unvested equity awards would immediately vest or become exercisable upon such termination in accordance with the provisions of the equity plan under which they were granted.

If payments in an amount greater than $100,000 made to Mr. Mullen under the agreement (or any other plan or agreement) are subject to excise tax under Internal Revenue Code Section 4999, the employment agreement provides that we will pay him an additional amount that equals the amount of the excise tax, plus the income and other payroll taxes arising from our payment of the excise tax amount, so that he realizes the full intended benefit.

Potential Post-Termination Payments Table

The following table summarizes the potential payments to each named executive officer under various termination events. The table assumes that the event occurred on December 31, 2007 and the calculations use the closing price of our common stock on December 31, 2007 (the last trading day of 2007) as reported by NASDAQ, which was $56.92 per share.

Mr. Kellogg resigned his employment with the Company effective August 13, 2007. Based on Mr. Kellogg’s voluntary resignation and combination of age and years of service, he was not eligible for any acceleration of unvested equity grants, nor was he eligible for any post-termination payments. Dr. Adelman retired from the Company effective December 31, 2007. Based on his age and years of service with the Company, Dr. Adelman received full acceleration of his then-unvested equity grants. The Company entered into a consulting agreement with Dr. Adelman for a six-month period beginning January 1, 2008. Dr. Adelman received no other payments or benefits in connection with his retirement.

			Involuntary
	Voluntary		Termination
	Termination for		Not for	Involuntary
	Good Reason		Cause and Not	Termination
	Unrelated to		Following a	Following a
	Corporate		Corporate	Corporate
	Transaction or		Transaction or	Transaction or
	Change in		Change in	Change in
Name and Payment Elements(1)	Control(2)	Retirement	Control	Control
(a)	(b)	(c)	(d)	(e)

James C. Mullen
Cash Compensation
Severance	$7,762,500		$7,762,500	$7,762,500
Equity Awards
Options	$3,846,900		$3,846,900	$3,846,900
Restricted Stock	$7,020,114		$7,020,114	$7,020,114
Benefits and Perquisites
Medical, Dental and Supplemental Life	$55,656		$55,656	$55,656
Outplacement
280G Tax Gross-Up
Total	$18,685,170		$18,685,170	$18,685,170

Paul J. Clancy
Cash Compensation
Severance			$1,181,250	$1,350,000
Equity Awards
Options				$313,767
Restricted Stock				$1,811,536
Benefits and Perquisites
Medical and Dental			$27,472	$31,397
Outplacement			$14,000	$14,000
280G Tax Gross-Up				$882,946
Total			$1,222,722	$4,403,646

Peter N. Kellogg(3)

Cecil B. Pickett
Cash Compensation
Severance	$2,450,000		$2,450,000	$2,800,000
Equity Awards
Options
Restricted Stock				$13,638,032
Benefits and Perquisites
Medical and Dental	$18,772		$18,772	$21,453
Outplacement
280G Tax Gross-Up				$5,401,845
Total	$2,468,772		$2,468,772	$21,861,330

			Involuntary
	Voluntary		Termination
	Termination for		Not for	Involuntary
	Good Reason		Cause and Not	Termination
	Unrelated to		Following a	Following a
	Corporate		Corporate	Corporate
	Transaction or		Transaction or	Transaction or
	Change in		Change in	Change in
Name and Payment Elements(1)	Control(2)	Retirement	Control	Control
(a)	(b)	(c)	(d)	(e)

Robert A. Hamm(4)
Cash Compensation
Severance			$1,144,500	$1,308,000
Equity Awards
Options		$547,990	$547,990	$684,988
Restricted Stock		$1,850,264	$1,850,264	$2,312,830
Benefits and Perquisites
Medical and Dental			$18,772	$21,453
Outplacement			$14,000	$14,000
280G Tax Gross-Up
Total		$2,398,254	$3,575,526	$4,341,271

Burt A. Adelman(5)
Cash Compensation
Severance
Equity Awards
Options		$635,523
Restricted Stock		$1,333,806
Benefits and Perquisites
Medical and Dental
Outplacement
280G Tax Gross-Up
Total		$1,969,329

Notes to Post-Termination Payments Table

(1)	This table excludes payments under our Annual Cash Incentive Plan, which would have been earned based on employment on December 31, 2007. Also excluded are payments under our Retention Bonus Program, as this program had not yet been adopted on December 31, 2007.

(2)	Only Messrs. Mullen and Pickett are eligible to receive benefits upon termination for Good Reason unrelated to a Corporate Transaction or a Change in Control.

(3)	Mr. Kellogg resigned his employment with the Company effective August 13, 2007. Based on Mr. Kellogg’s voluntary resignation and combination of age and years of service, he was not eligible for any acceleration of unvested equity grants, nor was he eligible for any post-termination payments.

(4)	As of December 31, 2007, Mr. Hamm meets the eligibility definition for retirement, which is at least 55 years of age with at least 10 full years of completed service with the Company. If Mr. Hamm retired as of December 31, 2007, 80% of his unvested stock options and restricted stock awards and units would accelerate and vest.

(5)	Dr. Adelman retired from the Company effective December 31, 2007. Based on his age and years of service with the Company, Dr. Adelman received full acceleration of his then-unvested equity grants. The Company entered into a consulting agreement with Dr. Adelman for a six-month period beginning January 1, 2008, under which he received a $400,000 payment. Dr. Adelman received no other payments or benefits in connection with his retirement.

Director Compensation

This section describes the compensation of our non-employee directors and presents actual compensation in tabular form for those directors who served during 2007. Of the directors included in our discussion and tables, Alan Belzer and Mary L. Good retired effective May 31, 2007, consistent with our retirement requirements for directors, and Marijn E. Dekkers was elected at the 2007 Annual Meeting of Stockholders and commenced his service on that date. All other directors served throughout all of 2007.

Employee members of our Board of Directors (Messrs. Mullen and Pickett) receive no extra compensation for their service on the Board of Directors. The standard cash compensation package for all non-employee members of our Board of Directors is as follows:

•	An annual retainer of $25,000;

•	$2,500 for each meeting day of the Board of Directors attended in person;

•	$1,250 for each meeting day of the Board of Directors attended by telephone; and

•	$1,000 for each committee meeting attended in person or by telephone;

•	Additional retainer for serving as committee chair as follows:

-	Finance and Audit Committee — $20,000

-	Compensation and Management Development Committee — $10,000

-	Corporate Governance Committee — $10,000

-	Transaction Committee — $10,000

•	Additional retainer of $5,000 for service on the Finance and Audit Committee (other than the chair)

Our non-employee directors are paid a fee of $1,000 for each full day of service other than in connection with meetings of our Board of Directors or its committees. Bruce R. Ross, our Non-Executive Chairman, receives an additional annual cash retainer of $60,000 in recognition of the duties and responsibilities specific to the role of non-executive Chairman.

Our directors may defer all or part of their cash compensation under our Voluntary Board of Directors Savings Plan. If directors choose to defer their compensation under our Voluntary Board of Directors Savings Plan, the plan periodically will credit their accounts with amounts of “deemed investment results” as if their deferred compensation was deposited into investment funds available under our employee 401(k) plan. Alternatively, directors can choose a fixed rate option under this plan whereby the “deemed investment results” earn a rate of return specified annually (8% in 2007) by the committee that administers the plan (the Company’s Retirement Committee). These deferral options are consistent with competitive practices among our peers and provide a convenient option for those directors who elect to defer the retainers or fees they earn. The offering of this program is at nominal expense to the Company.

Directors are also reimbursed for actual expenses incurred in attending meetings of our Board of Directors and its committees, as well as service to the Board unrelated to meetings of the Board of Directors or its committees.

The 2006 Non-Employee Directors Equity Plan was approved by stockholders at the 2006 Annual Stockholders Meeting. Under the plan, upon initial election to the Board, non-employee directors receive an initial award, the amount and type of which shall be determined by the Compensation and Corporate Governance Committees, of up to a maximum of 35,000 shares of our common stock (or 50,000 for the non-executive Chairman of the Board). Initial grants vest ratably in equal annual installments over three years from the date of grant. In addition, non-employee directors receive annual grants effective with the date of each annual stockholders meeting (or a pro rata grant upon election to the Board other than at an annual stockholders meeting), the amount and type of which shall be determined by these Committees, up to 17,500 shares of our common stock (or 30,000 for the non-executive Chairman of the Board). Annual grants vest on the one-year anniversary of the date of grant.

On May 31, 2007, each director received a grant of 5,950 stock options and a grant of 2,300 restricted stock units. The May 31, 2007 grants represented the annual equity grants to the directors, consistent with our adoption in 2006 of the practice to make annual grants of equity to directors on the date of our annual stockholders meeting.

On May 31, 2007, the non-executive Chairman also received an annual equity grant of 5,950 stock options and a grant of 2,300 restricted stock units. These grants were in addition to those grants described in the preceding paragraph.

On May 31, 2007, Dr. Dekkers also received an equity grant of 35,000 stock options, consistent with the initial election grant guideline described above. This grant was in addition to the grants described above for the annual grants of equity to directors.

Grants to directors are recommended by both the Compensation Committee and the Corporate Governance Committee and approved by the Board of Directors, with the non-executive Chairman recused from discussion and voting upon his awards. The number of stock options and restricted stock units granted to our directors is based on an assessment of competitive practices among Biogen Idec’s peers. This analysis was prepared and presented by Watson Wyatt to the Compensation Committee. The approved grant date fair value of $240,000 for each director was between the median ($215,000) and 75th percentile ($353,000) of our peers and was divided evenly between stock options and restricted stock units.

Awards granted under the 2006 Equity Plan will be subject to accelerated vesting upon termination of Board service by reason of death, disability, retirement and change in control (as such terms are defined in the plan). In addition, director awards will become fully vested upon an involuntary termination of Board service within two years following certain mergers or other corporate transactions, as defined in the plan.

On May 30, 2007, our directors adopted share ownership guidelines for our non-employee directors. These guidelines provide that each director other than the non-executive Chairman is to own 5,000 shares of Biogen Idec stock outright within five years following May 30, 2007, or within five years following initial election for directors elected after May 30, 2007. Under the guidelines, the non-executive Chairman is to own 10,000 shares of Biogen Idec stock outright within five years following May 30, 2007.

2007 Director Compensation Table

					Change in
					Pension
					Value and
					Nonqualified
	Fees Earned			Non-Equity	Deferred
	or Paid	Stock	Option	Incentive Plan	Compensation	All Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)(1)	($)(2)	($)	($)(3)	($)(4)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Alan Belzer(5)	$36,500	$23,527	$22,500		$18,292		$100,819
Lawrence C. Best	$74,500	$93,753	$91,236				$259,489
Marijn E. Dekkers(6)	$44,750	$70,226	$203,512				$318,488
Alan B. Glassberg	$72,000	$93,753	$91,236				$256,989
Mary L. Good(5)	$32,750	$23,527	$22,500				$78,777
Thomas F. Keller(7)	$86,500	$143,633	$140,058		$15,489		$385,680
Robert W. Pangia	$88,000	$93,753	$91,236				$272,989
Bruce R. Ross	$147,500	$211,033	$204,972				$563,505
Phillip A. Sharp	$63,500	$93,753	$91,236				$248,489
Lynn Schenk	$79,250	$93,753	$91,236				$264,239
William D. Young	$82,750	$93,753	$91,236				$267,739

Notes to 2007 Director Compensation Table

(1)	The amounts in column (c) reflect the dollar amounts recognized for financial statement reporting purposes in accordance with SFAS 123(R) during 2007 for unvested restricted stock units held by each director. These amounts are attributable to awards granted in and prior to 2007. Assumptions used in the calculation of these amounts are included in footnote 5 on page F-30 of the 2007 10-K. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	The amounts in column (d) reflect the dollar amounts recognized for financial statement reporting purposes in accordance with SFAS 123(R) during 2007 for unvested stock options held by each director. These amounts are attributable to stock options granted in and prior to 2007. Assumptions used in the calculation of these amounts are included in footnote 5 on page F-30 of the 2007 10-K. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)	The amounts in column (f) represent earnings in the Voluntary Board of Directors Savings Plan fixed rate option that are in excess of 120% of the average applicable federal long-term rate. The federal long-term rates for 2007 applied in this calculation were 5.90% in the first quarter, 5.78% in the second quarter, 6.00% in the third quarter and 5.56% in the fourth quarter.

(4)	No disclosure is required in this column because the values of other compensation, such as perquisites or other personal benefits provided to each director, does not exceed $10,000.

(5)	Mr. Belzer and Ms. Good retired from our Board of Directors effective May 31, 2007.

(6)	Dr. Dekkers was elected to our Board of Directors at the 2007 Annual Meeting of Stockholders on May 31, 2007.

(7)	As Dr. Keller has reached the age of 75 (mandatory retirement age of non-employee directors), Biogen Idec has recognized the full compensation expense associated with his 2007 grants.

	Grant Date Value of Equity Awarded in 2007
	Stock Award Grant Date Value	Stock Option Grant Date Value
Name	($)(1)	($)(2)

Alan Belzer(3)
Lawrence C. Best	$120,106	$117,558
Marijn E. Dekkers(4)	$120,106	$809,074
Alan B. Glassberg	$120,106	$117,558
Mary L. Good(3)
Thomas F. Keller	$120,106	$117,558
Robert W. Pangia	$120,106	$117,558
Bruce R. Ross	$240,212	$235,115
Phillip A. Sharp	$120,106	$117,558
Lynn Schenk	$120,106	$117,558
William D. Young	$120,106	$117,558

(1)	Grant date fair value of 2007 annual grants of restricted stock units (RSUs) to non-employee directors, as described in the narrative preceding this table. These RSUs are scheduled to vest in full and be settled in shares on the first anniversary of the grant date.

(2)	Grant date fair value of 2007 annual grants of stock options to non-employee directors, as described in the narrative preceding this table. These stock options are scheduled to vest in full on the first anniversary of the grant date.

(3)	Mr. Belzer and Ms. Good retired from our Board of Directors effective May 31, 2007.

(4)	Dr. Dekkers was elected to our Board of Directors at the 2007 Annual Meeting of Stockholders on May 31, 2007. In addition to the annual grants of stock options described in note (2) above and in accordance with the 2006 Non-Employee Directors Equity Plan, he received an initial grant of 35,000 stock options on May 31, 2007. These stock options are scheduled to vest 33.3% ratably on the first three anniversaries of the grant date.

Director Equity Outstanding at 2007 Fiscal Year-End

	Option Awards(1)		Stock Awards(2)
	Number of Securities	Number of Securities	Number of Shares or
	Underlying Unexercised	Underlying Unexercised	Units of Stock That
	Options (#)	Options (#)	Have Not Vested
Name	Exercisable	Unexercisable	(#)
(a)	(b)	(c)	(d)

Alan Belzer(3)	83,625
Lawrence C. Best	63,625	5,950	2,300
Marijn E. Dekkers		40,950	2,300
Alan B. Glassberg	85,625	5,950	2,300
Mary L. Good(3)	49,125
Thomas F. Keller	100,425	5,950	2,300
Robert W. Pangia	135,625	5,950	2,300
Bruce R. Ross	59,375	11,900	4,600
Phillip A. Sharp	264,875	5,950	2,300
Lynn Schenk	40,625	5,950	2,300
William D. Young	75,625	5,950	2,300

Notes to Director Equity Outstanding at 2007 Fiscal Year-End Table

(1)	All stock options were granted with a ten-year term. Stock options granted to non-employee Directors as part of the annual grant vest in full on the first anniversary of grant. Stock options granted to Dr. Dekkers in connection with his initial election to the Board vest in equal thirds on the first three anniversaries of the grant.

(2)	Restricted stock units granted to non-employee Directors as part of the annual grant vest in full on the first anniversary of grant.

(3)	The post-retirement exercise period for each grant is governed by the terms of the equity plan under which the options were granted.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

DISCLOSURE WITH RESPECT TO OUR EQUITY COMPENSATION PLANS

Equity Compensation Plan Table

The following table provides information as of December 31, 2007 about:

•	the number of shares of common stock to be issued upon exercise of outstanding options and vesting of restricted stock units under plans adopted and assumed by us as described in the Compensation Discussion and Analysis;

•	the weighted-average exercise price of outstanding options under plans adopted and assumed by us; and

•	the number of shares of common stock available for future issuance under our active plans — the 2006 Non-Employee Directors Equity Plan, the 2005 Omnibus Equity Plan and the 1995 Employee Stock Purchase Plan.

Equity Compensation Plan Information

	(a)	(b)		(c)
Number of Securities
	Number of			Remaining Available for
	Securities			Future Issuance Under
	to be Issued Upon	Weighted-average		Equity Compensation
	Exercise of	Exercise Price of		Plans (excluding
	Outstanding Options	Outstanding		securities reflected in
Plan Category	and Rights	Options and Rights		column(a)

Equity compensation plans approved by stockholders	19,607,724	$50.03	(2)	15,314,699	(3)
Equity compensation plans not approved by stockholders(1)	—	—		—
Total	19,607,724	$50.03	(2)	15,314,699

(1)	In connection with the merger of Biogen, Inc. with a subsidiary of IDEC Pharmaceuticals Corporation, we assumed all of Biogen, Inc.’s then outstanding options. On an as-converted basis, the options that we assumed from Biogen, Inc. are categorized as follows: (a) as of December 31, 2007, outstanding options to purchase 357,000 shares of common stock under the Biogen Inc. 1987 Scientific Board Stock Option Plan with a weighted average exercise price of $36.35; and, (b) as of December 31, 2007, outstanding options to purchase 4,527,859 shares of common stock under the Biogen, Inc. 1985 Stock Option Plan with a weighted average exercise price of $47.80.

(2)	The weighted-average exercise price includes all outstanding stock options, other than the as-converted Biogen, Inc. options described in footnote (1), but does not include restricted stock units, which do not have an exercise price. If the restricted stock units were included in this calculation, the weighted average exercise price would be $38.01. The total number of restricted stock units included in column (a) is 4,709,472.

(3)	Of these shares, (1) 4,904,642 remain available for future issuance under our 1995 Employee Stock Purchase Plan, (2) 9,749,057 remain available for future issuance under our 2005 Omnibus Equity Plan and (3) 661,000 remain available under our 2006 Non-Employee Directors Equity Plan. In addition to shares issuable upon the exercise of options or rights, the shares under the 2005 Omnibus Equity Plan and the 2006 Non-Employee Directors Equity Plan may also be issued other than upon such exercise.

STOCK OWNERSHIP

Ownership Table

The following table and accompanying notes provide information about the beneficial ownership of our outstanding common stock as of April 7, 2008 by:

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our named executive officers (listed in the Summary Compensation Table);

•	each of our current directors and nominees for Class 2 director; and

•	all of our current directors and executive officers as a group.

Except as otherwise noted, the persons identified have sole voting and investment power with respect to the shares of our common stock beneficially owned. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to the shares. Shares subject to exercisable options include options that are currently exercisable or exercisable within 60 days of April 7, 2008. Shares subject to restricted stock units, or RSUs, include RSUs that vest within 60 days of April 7, 2008.

	Common Stock Beneficially Owned(1)
	Shares	Shares Subject to	Percentage of
	Beneficially	Exercisable	Outstanding
Name of Beneficial Owner**	Owned	Options and RSUs	Shares

ClearBridge Advisors, LLC(2)	35,839,709		12.3%
399 Park Avenue
New York, NY 10022
FMR LLC(3)	28,979,121		9.9%
82 Devonshire Street
Boston, MA 02109
PRIMECAP Management Company(4)	23,966,728		8.2%
225 South Lake Ave, #400
Pasadena, CA 91101
Barclays Global Investors, NA(5)	18,645,603		6.4%
45 Fremont Street
San Francisco, CA 94105
Burt A. Adelman	21,737	109,325	*
Lawrence C. Best	1,250	71,875	*
Paul J. Clancy	2,161	79,435	*
Marijn E. Dekkers	—	19,917	*
Alan B. Glassberg	1,250	93,875	*
Robert A. Hamm	3,719	167,336	*
Thomas F. Keller(6)	1,250	108,675	*
Peter N. Kellogg	—	—	*
Nancy L. Leaming	—	—	*
James C. Mullen(7)	179,494	1,998,750	*
Robert W. Pangia	1,750	143,875	*
Stelios Papadopoulos(8)	—	—	*
Cecil B. Pickett	43,323	—	*
Bruce R. Ross	2,250	75,875	*
Lynn Schenk(9)	3,250	48,875	*
Phillip A. Sharp	463,683	273,125	*
William D. Young	1,250	83,875	*
Current executive officers and directors as a group (21 persons)(10)	767,994	3,677,229	1.5%

*	Represents beneficial ownership of less than 1% of our outstanding shares of common stock.

**	Addresses are given only for beneficial owners of more than 5% of our outstanding shares of common stock.

(1)	The calculation of percentages is based upon 292,522,405 shares issued and outstanding at April 7, 2008, plus shares subject to options held by the respective person that are currently exercisable or become exercisable within 60 days of April 7, 2008.

(2)	Information in the table and this footnote is based solely upon information contained in a Schedule 13G/A filed with the SEC jointly by ClearBridge Advisors, LLC, and Smith Barney Fund Management LLC on February 14, 2008. As of December 31, 2007, ClearBridge Advisors, LLC had shared dispositive power over 35,496,202 shares and shared voting power over 28,811,081 shares, and Smith Barney Fund Management LLC had shared dispositive and voting power over 343,507 shares.

(3)	Information in the table and this footnote is based solely upon information contained in a Schedule 13G/A filed with the SEC by FMR LLC, Edward C. Johnson, III and Fidelity International Limited on February 14, 2008. As of December 31, 2007, FMR LLC and Edward C. Johnson, III had sole dispositive power over 27,744,045 shares and sole voting power over 1,496,366 shares; Fidelity International Limited, an affiliate of FMR LLC and Edward C. Johnson, III had sole dispositive power over 1,235,076 shares and sole voting power over 1,138,976 shares.

(4)	Information in the table and this footnote is based solely upon information contained in a Schedule 13G/A filed with the SEC by PRIMECAP Management Company on February 14, 2008. As of December 31, 2007, PRIMECAP Management Company had sole dispositive power over 23,966,728 shares and sole voting power over 4,220,001 shares.

(5)	Information in the table and this footnote is based solely upon information contained in a Schedule 13G filed with the SEC on February 5, 2008. The Schedule 13G was jointly filed by Barclays Global Investors, NA., Barclays Global Fund Advisors, Barclays Global Investors, LTD, Barclays Global Investors Japan Trust and Banking Company Limited, Barclays Global Investors Japan Limited, Barclays Global Investors Canada Limited, Barclays Global Investors Australia Limited, and Barclays Global Investors (Deutschland) AG. As of December 31, 2007, Barclays Global Investors, NA had sole voting power over 10,776,228 shares and sole dispositive power over 12,856,483 shares; Barclays Global Fund Advisors had sole voting and sole dispositive power over 2,735,896 shares; Barclays Global Investors, LTD had sole voting power over 1,839,404 shares and sole dispositive power over 2,175,390 shares; Barclays Global Investors Japan Trust and Banking Company Limited had sole voting and sole dispositive power over 0 shares; Barclays Global Investors Japan Limited had sole voting and sole dispositive power over 658,973 shares; Barclays Global Investors Canada Limited had sole voting and sole dispositive power over 218,861 shares; Barclays Global Investors Australia Limited had sole voting and sole dispositive power over 0 shares; and Barclays Global Investors (Deutschland) AG had sole voting and sole dispositive power over 0 shares.

(6)	Shares which may be acquired pursuant to options and 1,250 shares of stock are held by a revocable trust of which Dr. Keller is the trustee.

(7)	Includes 148,960 shares held in trusts of which Mr. Mullen is the trustee.

(8)	Stelios Papadopoulos has been nominated for election to our Board of Directors at the 2008 Annual Meeting of Stockholders.

(9)	Includes 3,250 shares held in a trust of which Ms. Schenk is the trustee.

(10)	Includes 153,920 shares held indirectly (by spouse or through trust, or otherwise); and 26,000 shares subject to RSUs.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Our Code of Business Conduct and Corporate Governance Principles, both of which are posted on our corporate website, www.biogenidec.com under “Corporate Governance”, together with our Conflict of Interest Policy, set forth our policies and procedures for the review and approval of transactions with related persons, including transactions that would be required to be disclosed in this 2007 10-K in accordance with SEC rules. In circumstances where one of our directors or officers, or a family member, has a direct or indirect material interest in a transaction involving the Company, the Finance and Audit Committee must review and approve all such proposed transactions or courses of dealing. There are no such relationships or transactions that are required to be disclosed in this 2007 10-K under SEC rules. Indeed, our Code of Business Conduct, which sets forth legal and ethical guidelines for all of our directors and employees, states that directors, executive officers and employees must avoid relationships or activities that might impair that persons ability to make objective and fair decisions while acting in their Company roles, and our Corporate Governance Principles state that our Board of Directors will not permit any waiver of any ethics policy for any director or officer.

Other

In accordance with the indemnification provisions of our bylaws, we pay the expenses incurred by our directors and, except in certain circumstances, officers (including our executive officers) in defending actions, suits or proceedings brought against them due to the fact that they are one of our directors or officers in advance of the final disposition of such actions, suits or proceedings upon receipt of an undertaking by them to repay the advanced expenses if it is ultimately determined that they are not entitled to be indemnified under the General Corporation Law of the State of Delaware.

Director Independence.

•	Board of Directors. The Board of Directors has determined that all of our directors and nominees for director, other than James C. Mullen, our Chief Executive Officer and President, and Cecil B. Pickett, our President of Research and Development, satisfy the independence requirements of The NASDAQ Stock Market, Inc., or NASDAQ. In determining that Dr. Sharp is independent, the Board of Directors evaluated a September 2006 transaction involving a collaboration agreement with Alnylam Pharmaceuticals, Inc. related to the discovery and development of RNAi therapeutics for the potential treatment of progressive multifocal leukoencephalopathy. Dr. Sharp was a founder of Alnylam and remains a director, but he is not an executive officer or significant stockholder. Dr. Sharp did not participate in our Board’s discussion and vote on the Alnylam agreement, nor was he involved in the transaction on Alnylam’s behalf. In determining that Dr. Glassberg is independent, the Board of Directors considered the fact that during 2006 Dr. Glassberg accepted a position as medical director at a company that is a potential competitor of the Company, but with which the Company has no transactions or arrangements. In determining that Dr. Dekkers is independent, the Board of Directors considered that while Thermo Fisher Scientific is a supplier to Biogen Idec, the volume of business between the two companies amounts to less than 1% of the revenues of each company, and Dr. Dekkers owns less than 1% of the stock of Thermo Fisher Scientific.

•	Committees. The committees of our Board of Directors consist solely of independent directors, as defined by NASDAQ. The members of our Finance and Audit Committee also meet the additional SEC and NASDAQ independence and experience requirements applicable specifically to members of the Finance and Audit Committee. In addition, all of the members of our Compensation and Management Development Committee are “non-employee directors” within the meaning of the rules of Section 16 of the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act, and “outside directors” for purposes of Section 162(m) of the Internal Revenue Code. The composition of the committees is set forth below under “Information about our Board of Directors and its Committees — Composition of Committees and Information about Meetings.”

Item 14. Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PricewaterhouseCoopers served as our independent registered public accounting firm in connection with the audit for the fiscal year ended December 31, 2007.

Audit and Other Fees

The following table shows fees for professional audit services billed to us by PricewaterhouseCoopers for the audit of our annual consolidated financial statements for the years ended December 31, 2007 and December 31, 2006, and fees billed to us by PricewaterhouseCoopers for other services provided during 2007 and 2006:

Fees	2007	2006

Audit fees	$3,790,790	$3,855,400
Audit-related fees	43,400	404,600
Tax fees	1,280,226	918,300
All other fees	68,900	73,350

Total	$5,183,316	$5,251,650

Audit fees are fees for the audit of our 2007 and 2006 consolidated financial statements included in our Annual Reports on Form 10-K, reviews of consolidated financial statements included in our Quarterly Reports on Form 10-Q, review of the consolidated financial statements incorporated by reference into our Registration Statement on Form S-8 which was filed in February 2007, and other statutory audit fees in overseas jurisdictions.

Audit-related fees are fees that principally relate to assurance and related services that are reasonably related to the performance of the audits and reviews of our consolidated financial statements, including employee benefit plans and special procedures required to meet certain regulatory requirements, and assistance with due diligence in connection with potential acquisitions.

Tax fees are fees for tax compliance, expatriate tax services and planning services other than those that relate specifically to the audits and reviews of our consolidated financial statements and internal control over financial reporting.

All other fees are fees that principally relate to audit procedures performed in connection with one of our collaboration agreements, and educational resources.

Our Finance and Audit Committee has considered whether the provision of the non-audit services by PricewaterhouseCoopers described above is compatible with maintaining its independence and has determined that the provision of such services is compatible with maintaining PricewaterhouseCoopers’ independence.

Policy on Pre-Approval of Audit and Non-Audit Services

Our Finance and Audit Committee has the sole authority to approve the scope of the audit and any audit-related services as well as all audit fees and terms. Our Finance and Audit Committee must pre-approve any audit and non-audit services provided by our independent registered public accounting firm. Our Finance and Audit Committee will not approve the engagement of the independent registered public accounting firm to perform any services that the independent registered public accounting firm would be prohibited from providing under applicable securities laws or NASDAQ requirements. In assessing whether to approve the use of our independent registered public accounting firm to provide permitted non-audit services, our Finance and Audit Committee tries to minimize relationships that could appear to impair the objectivity of our independent registered public accounting firm. Our Finance and Audit Committee will approve permitted non-audit services by our independent registered public accounting firm only when it will be more effective or economical to have such services provided by our independent registered public accounting firm than another firm.

The Finance and Audit Committee annually reviews and pre-approves the audit, audit-related, tax, and other permissible non-audit services that can be provided by the independent auditor. Any proposed services exceeding these levels or amounts will require separate pre-approval by the Finance and Audit Committee, although the Chief Accounting Officer can approve up to an additional $50,000 in the aggregate per calendar year for categories of services that the Finance and Audit Committee has pre-approved. In addition, any pre-approved services for which no pre-approved cost level has been set or which would exceed the pre-approved cost by an amount that would cause the aggregate $50,000 amount to be exceeded, must be separately pre-approved by the Finance and Audit Committee.

In addition, our Finance and Audit Committee has delegated pre-approval authority for non-audit services to the chair of our Finance and Audit Committee within the guidelines discussed above. The Chairman of the Finance and Audit Committee is required to inform our Finance and Audit Committee of each decision to permit our independent registered public accounting firm to perform non-audit services at the next regularly scheduled Finance and Audit Committee meeting.

Our Finance and Audit Committee pre-approved all of the services provided by PricewaterhouseCoopers during 2007 in accordance with this policy.

PART IV
Item 15. Exhibits, Financial Statement Schedules
a. (1) Consolidated Financial Statements:
     The Financial Statements required to be filed by Item 8 of Form 10-K, and filed in Item 15 of the 2007 10-K, are as follows:

Page Number
in the 2007
Financial Statements	10-K
Consolidated Statements of Income	F-2
Consolidated Balance Sheets	F-3
Consolidated Statements of Cash Flows	F-4
Consolidated Statements of Shareholders’ Equity	F-5
Notes to Consolidated Financial Statements	F-7
Reports of Independent Registered Public Accounting Firm	F-65
     (2) Financial Statement Schedules
     Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.
     (3) Exhibits:
     The following exhibits are referenced or included in this Form 10-K.

Exhibit Number	Description
2.1(12)	Agreement and Plan of Merger, dated as of June 20, 2003, by and among us, Bridges Merger Corporation and Biogen, Inc.

3.1(24)	Amended and Restated Certificate of Incorporation

3.2(24)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of May 21, 2001

3.3(24)	Certificate Increasing the Number of Authorized Shares of Series X Junior Participating Preferred Stock, dated as of July 26, 2001

3.4(24)	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated as of November 12, 2003

3.5(28)	Amended and Restated Bylaws

4.1 (41)	Reference is made to Exhibit 3.1 for a description of the rights, preferences and privileges of our Series A Preferred Stock and Series X Junior Participating Preferred Stock

4.2(24)	Specimen Common Stock Certificate

4.3(6)	Indenture dated as of February 16, 1999 between us and Chase Manhattan Bank and Trust Company, National Association, as Trustee

4.4(4)	Form of Registered Liquid Yield Option(tm) Note due 2019

4.5(9)	Amended and Restated Rights Agreement dated as of July 26, 2001 between us and Mellon Investor Services LLC

4.6(12)	Amendment No. 1 to Amended and Restated Rights Agreement dated as of June 23, 2003 between us and Mellon Investor Services LLC

4.7(11)	Indenture dated as of April 29, 2002 between us and JP Morgan Trust Company, N.A., as Trustee

4.8(11)	Form of Registered Liquid Yield Option(tm) Note due 2032

10.1(13)*	IDEC Pharmaceuticals Corporation 1988 Stock Option Plan, as amended and restated through February 19, 2003

Exhibit Number	Description
10.2(5)	Letter Agreement between the Registrant and Genentech, Inc., dated May 21, 1996

10.3(2)†	License Agreement between us and Coulter Immunology (now Corixa Corporation), dated May 16, 1991

10.4(13)	Idec Pharmaceuticals Corporation 1993 Non-Employee Directors Stock Option Plan, as amended and restated through February 19, 2003

10.5(3)†	Expression Technology Agreement between us and Genentech. Inc., dated March 16, 1995

10.6(1)*	Form of Indemnification Agreement for certain directors and executive officers

10.7(7)†	Collaboration & License Agreement between us and Schering Aktiengesellschaft, dated June 9, 1999

10.8(8)†	Isotope Agreement between us and MDS Nordion Inc. as amended by a first amendment on January 21, 2000 and a second amendment on March 16, 2001

10.9(24)*	Voluntary Executive Supplemental Savings Plan (as amended and restated; effective January 1, 2004)

10.10(10)†	Third Amendment to Agreement between MDS Canada Inc., MDS Nordion division, successor to MDS Nordion Inc. and us dated November 12, 2001

10.11(14)†	Commercial Supply Agreement between us and Baxter Pharmaceutical Solutions LLC dated June 1, 2002

10.12(15)*	Biogen Idec Inc. 2003 Omnibus Equity Plan

10.13(15)*	Idec Pharmaceuticals Corporation 2003 Performance Based Management Incentive Plan

10.14(21)*	Form of Indemnification Agreement between Biogen, Inc. and certain directors and executive officers

10.15(18)	Cambridge Center Lease dated October 4, 1982 between Mortimer Zuckerman, Edward H. Linde and David Barrett, as Trustees of Fourteen Cambridge Center Trust, and B. Leasing, Inc.

10.16(19)	First Amendment to Lease dated January 19, 1989, amending Cambridge Center Lease dated October 4, 1982

10.17(19)	Second Amendment to Lease dated March 8, 1990, amending Cambridge Center Lease dated October 4, 1982

10.18(19)	Third Amendment to Lease dated September 25, 1991, amending Cambridge Center Lease dated October 4, 1982

10.19(20)	Fourth Amendment to Lease dated October 6, 1993, amending Cambridge Center Lease dated October 4, 1982

10.20(20)	Fifth Amendment to Lease dated October 9, 1997, amending Cambridge Center Lease dated October 4, 1982

10.21(33)	Lease dated April 1, 1990 between Biogen, Inc. and Steven D. Rosenberg as Trustee of the Fifth Realty Trust of 300 Bent Street

10.22(41)*	Biogen, Inc. 1985 Non-Qualified Stock Option Plan (as amended and restated through April 11, 2003)

10.23(22)*	Biogen, Inc. 1987 Scientific Board Stock Option Plan (as amended and restated through February 7, 2003)

10.24(22)†	ANTEGREN (now TYSABRI) Development and Marketing Collaboration Agreement between us and Elan Pharma International Limited, dated August 15, 2000

10.25(16)*	Employment Agreement between us and James C Mullen, dated June 20, 2003

10.26(16)*	Employment Agreement between us and William H. Rastetter, dated June 20, 2003

Exhibit Number	Description
10.27(17)†	Amended and Restated Collaboration Agreement between us and Genentech, Inc., dated June 19, 2003

10.28(24)	Fourth Amendment to Agreement between us, MDS (Canada) Inc., MDS Nordion division, successor to MDS Nordion Inc., dated June 10, 2003

10.29(24)†	Fifth Amendment to Agreement between us, MDS (Canada) Inc., MDS Nordion division, successor to MDS Nordion Inc., dated December 17, 2003

10.30(24)*	Form of letter agreement regarding employment arrangement between us and our Executive Vice Presidents and Senior Vice Presidents

10.31(25)	Lease agreement between Biogen Idec BV, a wholly-owned subsidiary of the registrant, and TUG Vastgoed B.V., dated as of September 24, 2004

10.32(26)*	Amendment to the IDEC Pharmaceuticals Corporation 1988 Stock Option Plan, as amended and restated through February 19, 2003

10.33(41)	Board of Directors — Annual Retainer Summary Sheet

10.34(29)†	Purchase and Sale Agreement and Joint Escrow Instructions between the Company and Genentech, Inc. dated as of June 16, 2005

10.35(30)*	Biogen Idec Inc. 2005 Omnibus Equity Plan

10.36(30)*	Biogen Idec Inc. 1995 Employee Stock Purchase Plan as amended and restated effective April 6, 2005.

10.37(31)*	Form of Grant Notice (Restricted Stock Units) — September 2005 RSU Grant

10.38(34)*	Amendment to the Idec Pharmaceuticals Corporation 2003 Omnibus Equity Plan

10.39(39)	Amendment No. 2, dated February 12, 2007, to the Biogen Idec Inc. 2005 Omnibus Equity Plan

10.40(35)*	First Amendment to Employment Agreement between the Company and James C. Mullen, dated February 7, 2006

10.41(36)*	Letter regarding employment arrangement of Craig E. Schneier, dated October 8, 2001

10.42(36)*	Memorandum regarding reimbursement arrangement for Craig E. Schneier, dated August 28, 2002

10.43(37)*	Letter regarding employment arrangement of Cecil B. Pickett, dated June 21, 2006

10.44(38)*	Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan

10.45(41)*	Amendment No. 1 to the Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan

10.46 (39)*	Amendment No. 1, dated April 4, 2006, to the Biogen Idec Inc. 2005 Omnibus Equity Plan

10.47(40)
Loan Agreement, dated June 28, 2007, among Biogen Idec Inc., Merrill Lynch Capital Corporation as administrative agent, Goldman Sachs Credit Partners L.P. as syndication agent, and the other lenders party thereto

10.48(40)
Credit Agreement, dated June 29, 2007, among Biogen Idec Inc., Bank of America, N.A. as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs Credit Partners L.P. as co-syndication agents, and the other lenders party thereto

10.49(41)*	Letter regarding employment arrangement of Paul J. Clancy, dated August 17, 2007

10.50(41)*	Letter agreement regarding employment arrangement of Robert Hamm, dated October 15, 2007

10.51(41)*	Consulting Agreement between Biogen Idec and Burt A. Adelman, dated December 18, 2007

10.52(41)*	Biogen Idec Inc. Executive Severance Policy — Executive Vice President, effective October 1, 2007

10.53(41)*	Biogen Idec Inc. Executive Severance Policy — International Executive Vice President, effective October 1, 2007

Exhibit Number	Description
10.54(41)*	Biogen Idec Inc. Executive Severance Policy — Senior Vice President, effective October 1, 2007

10.55(41)*	Supplemental Savings Plan as amended and restated, effective January 1, 2008

10.56(41)*	Voluntary Board of Directors Savings Plan as amended and restated, effective January 1, 2008

21.1(41)	Subsidiaries

23.1(41)	Consent of PricewaterhouseCoopers LLP — an Independent Registered Public Accounting Firm

31.1(41)	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2(41)	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1(41)	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     Reference to “our” in these cross-references mean filings made by Biogen Idec and filings made by IDEC Pharmaceuticals Corporation prior to the merger with Biogen, Inc.

*	Management contract or compensatory plan or arrangement.

†	Confidential Treatment has been granted with respect to portions of this agreement.

tm	Trademark of Merrill Lynch & Co., Inc.

(1)	Incorporated by reference from an exhibit filed with our Registration Statement on Form 8-B filed on June 2, 1997.

(2)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-1, File No. 33-40756.

(3)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(4)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-3/A, File No. 333-85339, filed on November 10, 1999.

(5)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K, filed on June 6, 1996.

(6)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

(7)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(8)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(9)	Incorporated by reference from an exhibit filed with our Registration Statement on Form 8-A, File No. 333-37128, dated July 27, 2001.

(10)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

(11)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(12)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on June 23, 2003.

(13)	Incorporated by reference from an appendix filed with our Definitive Proxy Statement on Schedule 14A filed on April 11, 2003.

(14)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2002.

(15)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on November 12, 2003.

(16)	Incorporated by reference from an exhibit filed with our Registration Statement on Form S-4, File No. 333-107098, filed with the SEC on July 16, 2003.

(17)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on July 31, 2003.

(18)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Registration Statement on Form S-1, File No. 2-81689.

(19)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992, File No. 0-12042.

(20)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997, File No. 0-12042.

(21)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1988, File No. 0-12042.

(22)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002, File No. 0-12042.

(23)	Incorporated by reference from an exhibit filed with Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2001, File No. 0-12042.

(24)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2003.

(25)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on September 29, 2004.

(26)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(27)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on January 6, 2005.

(28)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on October 3, 2005.

(29)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(30)	Incorporated by reference from an appendix filed with our Definitive Proxy Statement on Schedule 14A filed on April 15, 2005.

(31)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on September 15, 2005.

(32)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on December 22, 2005.

(33)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2004.

(34)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(35)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on February 10, 2006.

(36)	Incorporated by reference from an exhibit filed with our Annual Report on Form 10-K for the year ended December 31, 2005.

(37)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(38)	Incorporated by reference from an appendix filed with our Definitive Proxy Statement on Schedule 14A filed on April 15, 2006.

(39)	Incorporated by reference from an exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

(40)	Incorporated by reference from an exhibit filed with our Current Report on Form 8-K filed on July 2, 2007.

(41)	Previously filed as en exhibit to the initial filing of the 2007 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN IDEC INC.

By:	/s/ James C. Mullen
James C. Mullen
Chief Executive Officer and President

Date: April 29, 2008