Form 10-Q
period 2008-06-30
BIOGEN IDEC INC.
filed 2008-07-22
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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

The number of shares of the registrant’s Common Stock, $0.0005 par value, outstanding as of July 17, 2008, was 290,254,475 shares.

BIOGEN IDEC INC.

FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2008

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Statements of Income — Three and Six Months Ended June 30, 2008 and 2007	3
	Consolidated Balance Sheets — June 30, 2008 and December 31, 2007	4
	Consolidated Statements of Cash Flows — Six Months Ended June 30, 2008 and 2007	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	34

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 4.	Submission of Matters to a Vote of Security Holders	46
Item 6.	Exhibits	47
Signatures		48
EX-10.2 Amendment to Biogen, Inc. 1985 Non-Qualified Stock Option Plan dated April 18, 2008.
EX-10.3 Amendment to Biogen, Inc. 1987 Scientific Board Stock Option Plan dated April 18, 2008.
EX-10.4 Amendment to IDEC Pharmaceuticals Corporation 1988 Stock Option Plan dated April 18, 2008.
EX-10.5 Amendment to IDEC Pharmaceuticals Corporation 1993 Non-Employee Directors Stock Option Plan dated April 18, 2008.
EX-10.6 Amendment to Biogen Idec Inc. 2003 Omnibus Equity Plan dated April 18, 2008.
EX-10.7 Amendment to Biogen Idec Inc. 2005 Omnibus Equity Plan dated April 18, 2008.
EX-10.8 Amendment to Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan dated April 18, 2008.
EX-31.1 Section 302 Certification of CEO.
EX-31.2 Section 302 Certification of CFO.
EX-32.1 Section 906 Certification of CEO & CFO.

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	In thousands, except per share amounts
	(Unaudited)

Revenues:
Product	$684,486	$518,625	$1,349,556	$1,003,013
Unconsolidated joint business	278,822	230,590	526,045	437,754
Other revenues	30,136	23,961	60,029	48,319

Total revenues	993,444	773,176	1,935,630	1,489,086

Costs and expenses:
Cost of sales, excluding amortization of acquired intangible assets	92,401	84,063	193,335	166,013
Research and development	252,259	218,149	510,491	409,598
Selling, general and administrative	245,689	203,668	461,518	391,729
Collaboration profit (loss) sharing	33,429	(105)	54,835	(5,672)
Amortization of acquired intangible assets	72,869	60,961	147,650	120,881
In-process research and development	—	—	25,000	18,405

Total costs and expenses	696,647	566,736	1,392,829	1,100,954

Income from operations	296,797	206,440	542,801	388,132
Other income (expense), net	(5,463)	31,586	(5,093)	53,288

Income before income tax expense	291,334	238,026	537,708	441,420
Income tax expense	84,706	51,886	167,983	123,779

Net income	$206,628	$186,140	$369,725	$317,641

Basic earnings per share	$0.71	$0.55	$1.26	$0.93

Diluted earnings per share	$0.70	$0.54	$1.24	$0.92

Weighted-average shares used in calculating:
Basic earnings per share	290,356	340,315	293,268	340,312

Diluted earnings per share	293,476	343,389	296,554	343,713

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(In thousands, except per share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$466,493	$659,662
Marketable securities	234,515	319,408
Cash collateral received for loaned securities	146,956	208,209
Accounts receivable, net	482,797	392,646
Due from unconsolidated joint business	184,221	166,686
Loaned securities	191,244	204,433
Inventory	255,028	233,987
Other current assets	199,774	183,376

Total current assets	2,161,028	2,368,407

Marketable securities	691,044	932,271
Property, plant and equipment, net	1,629,398	1,497,383
Intangible assets, net	2,347,561	2,492,354
Goodwill	1,139,597	1,137,372
Investments and other assets	204,198	201,028

Total assets	$8,172,826	$8,628,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Collateral payable on loaned securities	$146,956	$208,209
Accounts payable	116,755	90,672
Taxes payable	138,871	11,274
Accrued expenses and other	471,315	367,885
Current portion of notes payable	11,544	1,511,135

Total current liabilities	885,441	2,189,175

Notes payable	1,038,086	51,843
Long-term deferred tax liability	501,452	521,525
Other long-term liabilities	224,916	331,977

Total liabilities	2,649,895	3,094,520

Commitments and contingencies (Notes 10 and 12)
Shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	149	147
Additional paid-in capital	5,979,200	5,807,071
Accumulated other comprehensive income	121,115	79,246
Accumulated deficit	(103,137)	(352,169)
Treasury stock, at cost	(474,396)	—

Total shareholders’ equity	5,522,931	5,534,295

Total liabilities and shareholders’ equity	$8,172,826	$8,628,815

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$369,725	$317,641
Adjustments to reconcile net income to net cash flows from operating activities
Depreciation and amortization of fixed & intangible assets	212,471	181,275
In-process research & development	25,000	18,405
Minority interest in subsidiaries	4,154	—
Share-based compensation	67,647	59,419
Non-cash interest expense	12,151	1,484
Deferred income taxes	(14,757)	(18,172)
Realized gain on sale of marketable securities and strategic investments	(5,928)	(6,999)
Write-down of inventory to net realizable value	9,838	14,834
Impairment of investments and other assets	15,451	5,513
Excess tax benefit from stock options	(18,448)	(9,840)
Changes in assets and liabilities, net:
Accounts receivable	(86,302)	(40,999)
Due from unconsolidated joint business	(17,535)	6,240
Inventory	(28,187)	(52,081)
Other assets	(7,427)	(12,885)
Accrued expenses and other liabilities	105,154	512

Net cash flows provided by operating activities	643,007	464,347

Cash flows from investing activities:
Purchases of marketable securities	(1,060,159)	(1,868,371)
Proceeds from sales and maturities of marketable debt securities	1,391,949	2,409,802
Collateral received under securities lending	61,253	—
Acquisitions, net of cash acquired	(25,000)	(42,289)
Purchases of property, plant and equipment	(157,093)	(117,178)
Purchases of other investments	(11,611)	(15,818)
Proceeds from the sale of a strategic equity investment	15	30,566

Net cash flows provided by investing activities	199,354	396,712

Cash flows from financing activities:
Purchase of treasury stock	(559,767)	—
Proceeds from issuance of stock for share based compensation arrangements	89,532	81,748
Change in cash overdrafts	873	(642)
Excess tax benefit from stock options	18,448	9,840
Repurchase of senior notes	—	(6,563)
Proceeds from borrowings, net of discounts and expenses	986,980	—
Repayments of borrowings	(1,512,474)	(3,703)
Obligations under securities lending	(61,253)	—
Proceeds from line of credit	—	8,133

Net cash flow (used in) provided by financing activities	(1,037,661)	88,813

Net (decrease) increase in cash and cash equivalents	(195,300)	949,872
Effect of exchange rate changes on cash and cash equivalents	2,131	332
Cash and cash equivalents, beginning of the period	659,662	661,377

Cash and cash equivalents, end of the period	$466,493	$1,611,581

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

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of our financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

In the three months ended June 30, 2008, we reclassified amounts within the shareholders’ equity section, resulting in an approximately $78 million correction to Additional Paid-in Capital and Accumulated Deficit, in connection with the reporting of the re-issuance of treasury stock at a loss.

Principles of Consolidation

The consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries and of our joint ventures in Italy and Switzerland. In accordance with FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46(R), we consolidate variable interest entities in which we are the primary beneficiary. For such consolidated entities in which we own less than a 100% interest, we record minority interest in our statement of income and our balance sheet for the ownership interest of the minority owner. All material intercompany balances and transactions have been eliminated in consolidation.

2.	Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are charged to research and development expense when consumed.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of inventory are as follows (in millions):

	June 30,	December 31,
	2008	2007

Raw materials	$47.3	$46.4
Work in process	171.7	155.4
Finished goods	36.0	32.2

Total inventory	$255.0	$234.0

During the three months ended June 30, 2008 and 2007, we wrote down $5.5 million and $8.1 million, respectively, in unmarketable inventory, which was charged to cost of sales. During the six months ended June 30, 2008 and 2007, we wrote down $9.8 million and $14.8 million, respectively, in unmarketable inventory, which was charged to cost of sales.

During 2007, we had TYSABRI product on hand that had been written down in 2005 due to the uncertainties surrounding the TYSABRI suspension, but which was subsequently used to fill orders in 2007. As a result, in 2007, we recognized lower than normal cost of sales and, therefore, higher margins on our sales of TYSABRI. For the three and six months ended June 30, 2007, cost of sales was approximately $3.2 million and $5.7 million lower, respectively, due to the sale of TYSABRI inventory that had been written down. All TYSABRI inventory that had been previously written down was shipped prior to December 31, 2007.

3.	Revenue Recognition

Product Revenues

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered and title and risk of loss have passed to the customer; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.

Revenues from product sales are recognized when the criteria described above have all been met, which is typically upon delivery. However, sales of TYSABRI in the U.S. are recognized on the “sell-through” model, that is, upon shipment of the product by our collaboration partner, Elan, to the customer.

Discounts and Allowances

Revenues are recorded net of applicable allowances for discounts, contractual adjustments and returns.

We establish reserves for these allowances and discounts, which include trade term discounts and wholesaler incentives, contractual adjustments, which include Medicaid rebates, Veteran’s Administration rebates, managed care rebates and other applicable allowances and product returns, which include returns made by wholesalers. Such reserves are classified as reductions of accounts receivable if the amount is payable to a customer and has the effect of reducing the amount they are required to pay us or as a liability if the amount is payable to a party other than a customer.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An analysis of the amount of, and change in, reserves is as follows (in millions):

		Contractual
	Discounts	Adjustments	Returns	Total

Beginning balance, January 1, 2008	$6.4	$33.1	$20.4	$59.9
Current provisions relating to sales in current period	30.3	73.8	8.5	112.6
Adjustments relating to sales in prior periods	—	(1.6)	—	(1.6)
Payments/returns relating to sales in current period	(21.9)	(33.6)	—	(55.5)
Payments/returns relating to sales in prior periods	(5.7)	(36.3)	(7.6)	(49.6)

Ending balance, June 30, 2008	$9.1	$35.4	$21.3	$65.8

The total reserves above were included in the consolidated balance sheets as follows (in millions):

	June 30,	December 31,
	2008	2007

Reduction of accounts receivable	$31.4	$28.5
Accrued expenses and other	34.4	31.4

Total reserves	$65.8	$59.9

Reserves for discounts, contractual adjustments and returns reduced gross product revenues as follows (in millions):

			Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Discounts	$15.9	$10.0	$30.3	$20.5
Contractual adjustments	35.8	24.1	72.2	46.9
Returns	5.5	9.3	8.5	13.6

Total allowances	$57.2	$43.4	$111.0	$81.0

Gross product revenues	$741.7	$565.2	$1,460.6	$1,087.5

Percent of gross product revenues	7.7%	7.7%	7.6%	7.4%

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Intangible Assets and Goodwill

As of June 30, 2008 and December 31, 2007, intangible assets and goodwill, net of accumulated amortization, impairment charges and adjustments, are as follows (in millions):

			As of June 30,			As of Dec. 31,
			2008			2007
	Estimated		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net

Out-licensed patents	12 years	$578.0	$(223.2)	$354.8	$578.0	$(199.1)	$378.9
Core/developed technology	15-20 years	3,006.7	(1,086.8)	1,919.9	3,003.0	(965.2)	2,037.8
Trademarks & tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed patents	14 years	3.0	(0.8)	2.2	3.0	(0.7)	2.3
Assembled workforce	4 years	2.1	(1.0)	1.1	2.1	(0.7)	1.4
Distribution rights	2 years	13.3	$(7.7)	5.6	11.8	(3.8)	8.0

Total intangible assets		$3,667.1	$(1,319.5)	$2,347.6	$3,661.9	$(1,169.5)	$2,492.4

Goodwill	Indefinite	$1,139.6	$—	$1,139.6	$1,137.4	$—	$1,137.4

Amortization expense was $72.9 million and $61.0 million in the three months ended June 30, 2008 and 2007, respectively. Amortization expense was $147.7 million and $120.9 million in the six months ended June 30, 2008 and 2007, respectively. In the first quarter of 2008, we recorded $25.0 million of in-process research and development (IPR&D) charges related to an HSP-90 related milestone payment made to the former shareholders of Conforma, Inc., or Conforma, pursuant to our acquisition of Conforma Therapeutics in 2006.

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

The adoption of SFAS 157 for financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

				Significant
	Balance at	Quoted Prices in	Significant Other	Unobservable
	June 30,	Active Markets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$391.4	$—	$391.4	$—
Marketable debt securities	1,116.8	—	1,116.8	—
Strategic investments	9.2	9.2	—	—
Venture capital investments	24.6	—	—	24.6
Derivative contracts	0.8	—	0.8	—
Plan assets for deferred compensation	15.4	—	15.4	—

Total	$1,558.2	$9.2	$1,524.4	$24.6

Liabilities:
Derivative contracts	22.8	—	22.8	—

Total	$22.8	$—	$22.8	$—

The fair values of our cash equivalents, marketable debt securities, plan assets and derivative instruments are determined through market, observable and corroborated sources. Our strategic investments are investments in publicly traded equity securities where fair value is readily determinable.

The following table is a roll forward of the fair value of our venture capital investments, where fair value is determined by Level 3 inputs (in millions):

Description	Fair Value

Balance at December 31, 2007	$28.1
Total unrealized losses included in earnings	(4.8)
Purchases, issuances, and settlements	1.3

Balance at June 30, 2008	$24.6

The carrying value of the venture capital investments reflect changes in the fair value of the underlying funds’ net assets, which is calculated by employing various market, income and cost approaches to determine fair value at each measurement date. Gains and losses (realized and unrealized) included in earnings for the period are reported in other income (expense), net.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Financial Instruments

Marketable Securities, including Strategic Investments

The following is a summary of marketable securities and investments (in millions):

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
June 30, 2008:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$96.6	$0.4	$—	$96.2
Non-current	271.0	2.2	(0.1)	268.9
U.S. Government securities
Current	67.9	0.2	—	67.7
Non-current	179.7	2.1	—	177.6
Other interest bearing securities
Current	110.1	—	—	110.1
Non-current	391.5	4.0	(4.1)	391.6

Total available-for-sale securities	$1,116.8	$8.9	$(4.2)	$1,112.1

Other Investments
Strategic investments, non-current	$9.2	$0.6	$(0.5)	$9.1

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
December 31, 2007:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$178.3	$0.2	$(0.3)	$178.4
Non-current	309.7	3.5	(0.1)	306.3
U.S. Government securities
Current	192.5	0.2	(0.1)	192.4
Non-current	232.5	4.7	—	227.8
Other interest bearing securities
Current	6.1	—	—	6.1
Non-current	537.0	5.2	(0.5)	532.3

Total available-for-sale securities	$1,456.1	$13.8	$(1.0)	1,443.3

Other Investments
Strategic investments, non-current	$16.8	$2.9	$(0.1)	$14.0

The table above includes securities we loan from our portfolio to other institutions, as described below.

In the three months ended June 30, 2008 and 2007, we recognized $2.9 million and $3.1 million in charges for the impairment of available-for-sale securities that were determined to be other-than-temporary following a decline in value. In the six months ended June 30, 2008 and 2007, we recognized $5.2 million and $5.5 million in charges for the impairment of available-for-sale securities that were determined to be other-than-temporary following a decline in value.

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

The proceeds from maturities and sales of marketable securities, which were primarily reinvested, and resulting realized gains and losses were as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Proceeds from maturities and sales	$473.9	$1,606.1	$1,391.9	$2,409.8
Realized gains	$1.1	$1.5	$10.7	$2.0
Realized losses	$0.5	$3.5	$4.8	$3.8

The amortized cost and estimated fair value of securities available-for-sale at June 30, 2008 by contractual maturity are as follows (in millions):

	Estimated	Amortized
	Fair Value	Cost

Due in one year or less	$274.4	$273.9
Due after one year through five years	450.8	446.5
Mortgage and other asset backed securities	391.6	391.7

Total	$1,116.8	$1,112.1

The average maturity of our marketable securities as of June 30, 2008 and December 31, 2007, was 18 months and 15 months, respectively.

Certain commercial paper and short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the accompanying balance sheet and are not included in the table above. The commercial paper, including accrued interest, has a fair and carrying value of $78.1 million and $368.2 million and short-term debt securities has a fair and carrying value of $313.3 million and $195.1 million at June 30, 2008 and December 31, 2007, respectively.

Strategic Investments

In the three and six months ended June 30, 2008, we recognized $0.9 million and $3.6 million, respectively, in charges for the impairment of strategic investments that were deemed to be other-than-temporary. In the six months ended June 30, 2007, we recognized no charges for the impairment of strategic investments that were deemed to be other-than-temporary.

Non-Marketable Securities

We hold investments in equity securities of certain privately held biotechnology companies or biotechnology oriented venture capital investments. The carrying value of these strategic investments as of June 30, 2008 and December 31, 2007, was $60.3 million and $52.4 million, respectively. These investments are included in investments and other assets on the accompanying consolidated balance sheets.

In the three months ended June 30, 2008, we recorded $1.2 million in unrealized losses due to declines in the fair value of the investments and $1.0 million in charges for the impairment of investments that were determined to be other-than-temporary. There were no charges for realized losses or impairments in the three months ended June 30, 2007. In the six months ended June 30, 2008, we recorded $4.8 million in unrealized

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses due to declines in the fair value of the investments and $1.0 million in charges for the impairment of investments that were determined to be other-than-temporary. In the six months ended June 30, 2007, we recorded $0.4 million in impairment losses.

Securities Lending

We loan certain securities from our portfolio to other institutions. Such securities are classified as loaned securities on the accompanying consolidated balance sheet. Collateral for the loaned securities, consisting of cash or other securities, is maintained at a rate of approximately 102% of the market value of each loaned security. We held cash as collateral in the amount of $147.0 million and $208.2 million as of June 30, 2008 and December 31, 2007, respectively. We have access to other securities as collateral in the amount of $48.1 million as of June 30, 2008. The cash collateral is recorded as cash collateral received for loaned securities on the consolidated balance sheet. We have a current obligation to return the collateral, which is reflected as collateral payable on loaned securities on the accompanying consolidated balance sheet. Income received from lending securities is recorded in other income (expense), net.

Forward Contracts and Interest Rate Swaps

We have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts in effect at June 30, 2008 have durations of one to twelve months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income. Realized gains and losses for the effective portion are recognized with the completion of the underlying hedge transaction. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.

The notional settlement amount of the foreign currency forward contracts outstanding at June 30, 2008 was approximately $497.1 million. These contracts had an aggregate fair value of $14.9 million, representing an unrealized loss, and were included in other current liabilities at June 30, 2008. The notional settlement amount of the foreign currency forward contracts outstanding at December 31, 2007 was approximately $409.2 million. These contracts had an aggregate fair value of $6.4 million, representing an unrealized loss, and were included in other current liabilities at December 31, 2007.

For our foreign currency forward contracts, in the three months ended June 30, 2008, there was $0.5 million recognized in earnings as a loss due to hedge ineffectiveness. There was no loss recognized in the three months ended June 30, 2007 due to hedge ineffectiveness. In the six months ended June 30, 2008 and 2007, there was $1.2 million and $0.6 million recognized in earnings as a loss due to hedge ineffectiveness. We recognized $10.1 million of losses in product revenue for the settlement of certain effective cash flow hedge instruments for the three months ended June 30, 2008 as compared to $1.1 million in product revenue for the three months ended June 30, 2007. We recognized $17.7 million of losses in product revenue for the settlement of certain effective cash flow hedge instruments for the six months ended June 30, 2008 as compared to nominal losses for the six months ended June 30, 2007. These settlements were recorded in the same period the related forecasted transactions affected earnings.

In connection with the issuance of our Senior Notes in March 2008, as described in Note 7, Indebtedness, we entered into interest rate swaps at the issuance of the Senior Notes and during the second quarter of 2008 with a total aggregate notional amount of $550.0 million, which expire in March 2018. These interest rate swaps have been designated as fair value hedges and are being used to manage our exposure to changes in interest rates. These swaps have the effect of changing $550.0 million of our fixed rate debt to variable rate debt, as we receive a fixed rate and pay a floating rate. In the three and six months ended June 30, 2008, we recognized a net loss of $3.7 million and $5.0 million, respectively, in earnings due to hedge ineffectiveness.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of these swaps at June 30, 2008, which is included in other assets and other liabilities was $0.7 million and $9.3 million, respectively, net of accrued interest.

7.	Indebtedness

Notes payable consists of the following (in millions):

	June 30,	December 31,
	2008	2007

Current portion:
Term loan facility	$—	$1,500.0
20-year subordinated convertible promissory notes, due 2019 at 5.5%	—	0.2
Note payable to Fumedica	11.5	10.3
Other	—	0.6

	$11.5	$1,511.1

Non-current portion:
6.000% Senior Notes due 2013	$449.5	$—
6.875% Senior Notes due 2018	542.0	—
Note payable to Fumedica	27.7	34.3
Credit line from Dompé	18.9	17.5

	$1,038.1	$51.8

On March 4, 2008, we issued $450.0 million aggregate principal amount of 6.0% Senior Notes due March 1, 2013 and $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 at 99.886% and 99.184% of par, respectively. The discount will be amortized as additional interest expense over the period from issuance through maturity. These notes are senior unsecured obligations. Interest on the notes is payable March 1 and September 1 of each year. The notes may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. The notes contain a change of control provision that may require us to purchase the notes under certain circumstances. There is also an interest rate adjustment feature that requires us to increase the interest rate on the notes if the rating on the notes declines below investment grade. Offering costs of approximately $8.0 million have been recorded as debt issuance costs on our consolidated balance sheet and will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Additionally, in connection with this issuance, we entered into interest rate swaps, as further described in Note 6, Financial Instruments. The carrying value of the 6.875% Senior Notes due in 2018 has been reduced by approximately $3.6 million related to the interest rate swap hedge.

We used the proceeds of this borrowing, along with cash and the proceeds from the liquidation of marketable securities, to repay the $1,500.0 million term loan facility we had entered into in July 2007 in connection with the funding of our June 2007 tender offer.

In June 2007, we entered into a five-year $400.0 million Senior Unsecured Revolving Credit Facility, which we may use for future working capital and general corporate purposes. This credit facility bears interest at a rate of LIBOR plus 45 basis points. The terms of this revolving credit facility include various covenants, including financial covenants that require us to not exceed a maximum leverage ratio and under certain circumstances, an interest coverage ratio. As of June 30, 2008, we were in compliance with these covenants and there were no borrowings under this credit facility.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Comprehensive Income

The activity in comprehensive income, net of income taxes, was as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$206.6	$186.1	$369.7	$317.6
Translation adjustments	(2.7)	5.5	54.6	11.2
Unfunded status of pension and post retirement benefit plan	—	—	0.2	—
Net unrealized gains (losses) on available-for-sale marketable securities, net of tax of $3.5 million, $2.1 million, $3.3 million and $(0.6) million, respectively	(6.1)	(4.0)	(7.6)	1.5
Net unrealized gains (losses) on foreign currency forward contracts, net of tax of ($3.8) million, $0.6 million, $3.1 million, and $1.3 million, respectively	6.5	(1.0)	(5.3)	(2.3)

Total comprehensive income	$204.3	$186.6	$411.6	$328.0

9.	Earnings per Share

Basic and diluted earnings per share are calculated as follows (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator:
Net income	$206.6	$186.1	$369.7	$317.6
Adjustment for net income allocable to preferred shares	(0.3)	(0.2)	(0.6)	(0.4)

Net income used in calculating basic and diluted earnings per share	$206.3	$185.9	$369.1	$317.2

Denominator:
Weighted average number of common shares outstanding	290.4	340.3	293.3	340.3
Effect of dilutive securities:
Stock options and ESPP	1.9	1.9	2.0	1.9
Restricted stock units	1.2	0.6	1.2	0.6
Performance-based restricted stock units	—	—	—	0.1
Restricted stock awards	—	0.4	0.1	0.5
Convertible promissory notes	—	0.2	—	0.3

Dilutive potential common shares	3.1	3.1	3.3	3.4

Shares used in calculating diluted earnings per share	293.5	343.4	296.6	343.7

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts were not included in the calculation of net income per share because their effects were anti-dilutive (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator:
Net income allocable to preferred shares	$0.3	$0.2	$0.6	$0.4
Denominator:
Stock options	4.0	13.8	5.2	13.7
Time-vested restricted stock units	0.2	1.7	0.2	1.3
Convertible preferred stock	0.5	0.5	0.5	0.5

Total	4.7	16.0	5.9	15.5

10.	Share-Based Payments

In the three months ended June 30, 2008 and 2007, share-based compensation expense reduced our results of operations as follows (in millions, except for earnings per share):

	Three Months
	Ended
	June 30,
	2008	2007
	Effect on	Effect on
	Net Income	Net Income

Income before income taxes	$(33.1)	$(29.9)
Tax effect	10.0	9.1

Net income	$(23.1)	$(20.8)

Basic earnings per share	$(0.08)	$(0.06)
Diluted earnings per share	$(0.08)	$(0.06)

In the six months ended June 30, 2008 and 2007, share-based compensation expense reduced our results of operations as follows (in millions, except for earnings per share):

	Six Months
	Ended
	June 30,
	2008	2007
	Effect on	Effect on
	Net Income	Net Income

Income before income taxes	$(67.6)	$(59.4)
Tax effect	20.8	18.3

Net income	$(46.8)	$(41.1)

Basic earnings per share	$(0.16)	$(0.12)
Diluted earnings per share	$(0.16)	$(0.12)

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-based compensation expense and cost in the three and six months ended June 30, 2008 and 2007 is as follows (in millions):

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Stock	Restricted Stock		Stock	Restricted Stock
	Options	and Restricted		Options	and Restricted
	& ESPP	Stock Units	Total	& ESPP	Stock Units	Total

Research and development	$1.4	$12.8	$14.2	$3.0	$9.9	$12.9
Selling, general and administrative	3.8	17.0	20.8	5.3	12.7	18.0

Total	$5.2	$29.8	$35.0	$8.3	$22.6	$30.9

Capitalized share-based compensation costs			(1.9)			(1.0)

Share-based compensation expense			$33.1			$29.9

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Stock	Restricted Stock		Stock	Restricted Stock
	Options	and Restricted		Options	and Restricted
	& ESPP	Stock Units	Total	& ESPP	Stock Units	Total

Research and development	$3.8	$28.0	$31.8	$6.0	$17.6	$23.6
Selling, general and administrative	7.2	32.3	39.5	11.5	26.3	37.8

Total	$11.0	$60.3	$71.3	$17.5	$43.9	$61.4

Capitalized share-based compensation costs			(3.7)			(2.0)

Share-based compensation expense			$67.6			$59.4

Stock Options

In February of 2008 and 2007, we made our annual awards of stock options. Approximately one million stock options were awarded as part of the annual award in February 2008 at an exercise price of $60.56 per share. Approximately one million stock options were awarded as part of the annual award in February 2007 at an exercise price of $49.31 per share.

The fair value of the stock option grants awarded in the six months ended June 30, 2008 and 2007 was estimated as of the date of grant using a Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Six Months
	Ended
	June 30,
	2008	2007

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	34.4%	33.6%
Risk-free interest rate	2.46%	4.51%
Expected option life in years	5.10	4.87
Per share grant-date fair value	$21.07	$18.22

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

Performance-Based Restricted Stock Units

In June 2006, we committed to grant 120,000 performance-based RSUs to an executive. The first tranche of 30,000 RSUs was granted in January 2007 and the remaining 90,000 were granted in June 2007. These tranches are subject to performance conditions established at the time of issuance. In February 2008, 27,000 of the first tranche of RSU’s vested and was converted into shares of common stock, while the remaining 3,000 RSU’s of the tranche expired unvested. The total grant of 120,000 RSUs is being recognized as compensation expense, adjusted as necessary, over the requisite service period of four years as if it were multiple awards, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, or FIN 28.

Employee Stock Purchase Plan

In the three months ended June 30, 2008 and 2007, 0.1 million and 0.1 million shares, respectively, were issued under the employee stock purchase plan, or ESPP. In the six months ended June 30, 2008 and 2007, 0.3 million and 0.3 million shares, respectively, were issued under the ESPP. In the three months ended June 30, 2008 and 2007, we recorded compensation charges of approximately $0.5 million and $0.4 million, respectively, of stock compensation charges related to the ESPP. In the six months ended June 30, 2008 and 2007, we recorded compensation charges of approximately $1.6 million and $1.2 million, respectively, of stock compensation charges related to the ESPP.

11.	Income Taxes

Tax Rate

Our effective tax rate was 29.1% on pre-tax income for the three months ended June 30, 2008, compared to 21.8% for the comparable period in 2007. Our effective tax rate was 31.2% on pre-tax income for the six months ended June 30, 2008, compared to 28.0% for the comparable period in 2007.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the three and six months ended June 30, 2008 and 2007, respectively, is as follows:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Statutory Rate	35.0%	35.0%	35.0%	35.0%
State Taxes	1.6	1.7	2.2	1.9
Foreign Taxes	(11.2)	(8.0)	(10.1)	(7.7)
Credits and net operating loss utilization	0.5	(3.7)	(0.5)	(2.5)
Other	(0.4)	(6.8)	(0.5)	(3.4)
Fair Value Adjustment	3.6	3.6	3.5	3.1
IPR&D	—	—	1.6	1.6

	29.1%	21.8%	31.2%	28.0%

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingency

On September 12, 2006, we received a Notice of Assessment from the Massachusetts Department of Revenue for $38.9 million, including penalties and interest, with respect to the 2001, 2002 and 2003 tax years. We believe that we have meritorious defenses to the proposed adjustment and are vigorously opposing the assessment. We believe that the assessment does not impact the level of liabilities for income tax contingencies. However, there is a possibility that we may not prevail in all of our assertions. If this is resolved unfavorably in the future, it could have a material impact on our future effective tax rate and our results of operations in the period the resolution occurs.

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

12.	Other Income (Expense), Net

Total other income (expense), net, consists of the following (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Interest income	$15.3	$32.1	$38.2	$61.2
Minority interest	(1.4)	(1.9)	(4.2)	(4.0)
Interest expense	(13.9)	(1.9)	(29.6)	(2.3)
Other, net	(5.5)	3.3	(9.5)	(1.6)

Total other income (expense), net	$(5.5)	$31.6	$(5.1)	$53.3

In the three months ended June 30, 2008, the principal components of other, net were impairments on strategic investments of $3.4 million and net realized losses on sales of marketable securities of $2.2 million. In the three months ended June 30, 2007, the principal components of other, net were legal settlements of $1.6 million and net realized gains on sales of strategic investments of $8.1 million, offset by net realized losses on sales of marketable securities of $5.0 million.

In the six months ended June 30, 2008, the principal components of other, net were net impairments on strategic investments of $10.2 million, losses on foreign currency of $0.9 million and hedge ineffectiveness of $1.2 million, offset by a VAT refund of $3.8 million. In the six months ended June 30, 2007, the principal components of other, net were net realized losses on sales of marketable securities of $7.3 million, offset by net realized gains on our strategic investments of $8.0 million.

13.	Litigation

We, along with William H. Rastetter, our former Executive Chairman, James C. Mullen, our Chief Executive Officer, Peter N. Kellogg, our former Chief Financial Officer, William R. Rohn, our former Chief Operating Officer, Burt A. Adelman, our former Executive Vice President, Portfolio Strategy, and Thomas J. Bucknum, our former General Counsel are defendants in a consolidated purported class action lawsuit, captioned Brown v Biogen Idec., et al (“Brown”), first filed in the U.S. District Court for the District of Massachusetts on March 2, 2005. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between February 18, 2004 and February 25, 2005. The complaint alleges violations

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs allege that the defendants made materially false and misleading statements regarding potentially serious side effects of TYSABRI in order to gain accelerated approval from the FDA for the product’s distribution and sale. The plaintiffs allege that these statements harmed the purported class by artificially inflating our stock price during the purported class period and that our insiders benefited personally from the inflated price by selling our stock. The plaintiffs seek unspecified damages, as well as interest, costs and attorneys’ fees. On September 14, 2007, the District Court entered an Order allowing the Motions to Dismiss of all defendants. On October 15, 2007, the plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the First Circuit. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote,” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and intend to vigorously defend the case.

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

Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in certain cases, Biogen Idec Inc., was named as a defendant in lawsuits filed by the City of New York and numerous Counties of the State of New York. All of the cases — except for cases filed by the County of Erie, County of Oswego and County of Schenectady (the “Three County Actions”) — are the subject of a Consolidated Complaint (“Consolidated Complaint”), first filed on June 15, 2005 in the U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456 (“the MDL proceedings”). All of the complaints in these cases allege that the defendants (i) fraudulently reported the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement (“Covered Drugs”); (ii) marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; (iii) provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and (iv) overcharged Medicaid for illegally inflated Covered Drugs reimbursements. Among other things, the complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, the amended Consolidated Complaint alleges that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements, and excluded from their reporting certain discounts and other rebates that would have reduced the “best price.” With respect to the MDL proceedings, the defendants were successful in having some of the plaintiffs’ claims dismissed, and the parties, including Biogen Idec, have agreed to participate in mediation with respect to the outstanding claims, which began on July 1, 2008.

We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” in any of these cases, and do not express an opinion at this time as to their likely outcome or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to each of these complaints and are vigorously defending against them.

Along with several other major pharmaceutical and biotechnology companies, we were also named as a defendant in a lawsuit filed by the Attorney General of Arizona. The lawsuit was filed in the Superior Court of the State of Arizona and transferred to the MDL proceedings. The complaint, as amended on March 13, 2007, is brought on behalf of Arizona consumers and other payors for drugs, and alleges that the defendants violated the state consumer fraud statute by fraudulently reporting the Average Wholesale Price for certain

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

drugs covered by various private and public insurance mechanisms and by marketing these drugs to providers based on the providers’ ability to collect inflated payments from third-party payors. On December 26, 2007, Biogen Idec and other defendants agreed to participate in mediation. Informal mediation has begun. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote,” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and intend vigorously to defend the case.

On January 6, 2006, we were served with a lawsuit, captioned United States of America ex rel. Paul P. McDermott v. Genentech, Inc. and Biogen Idec, Inc., filed in the U.S. District Court of the District of Maine. The lawsuit was filed under seal on July 29, 2005 by a former employee of our co-defendant Genentech pursuant to the False Claims Act, 31 U.S.C. section 3729 et. seq. On December 20, 2005, the U.S. government elected not to intervene, and the complaint was subsequently unsealed and served. The plaintiff alleges, among other things, that we illegally marketed off-label uses of RITUXAN for treating rheumatoid arthritis, provided illegal kickbacks to physicians to promote off-label uses, and conspired with Genentech to defraud the government. The plaintiff seeks entry of judgment on behalf of the United States of America against the defendants, an award to the plaintiff as relator, and all costs, expenses, attorneys’ fees, interest and other appropriate relief. On July 24, 2007, the District Court granted Biogen Idec’s motion to dismiss. Certain of the plaintiff’s claims against Genentech are still pending. The District Court subsequently denied the plaintiff’s motion to allow an interlocutory appeal of the granting of Biogen Idec’s motion to dismiss. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote,” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and intend vigorously to defend the case.

On June 17, 2006, Biogen Idec filed a Demand for Arbitration against Genentech, Inc. with the American Arbitration Association (“AAA”), which Demand was amended on December 5, 2006 and on January 29, 2008. In the Demand, Biogen Idec alleged that Genentech breached the parties’ Amended and Restated Collaboration Agreement dated June 19, 2003 (the “Collaboration Agreement”), by failing to honor Biogen Idec’s contractual right to participate in strategic decisions affecting the parties’ joint development and commercialization of certain pharmaceutical products, including humanized anti-CD20 antibodies. Genentech filed an Answering Statement in response to Biogen Idec’s Demand in which Genentech denied that it had breached the Collaboration Agreement and alleged that Biogen Idec had breached the Collaboration Agreement. In its Answering Statement, Genentech also asserted for the first time that the November 2003 transaction in which Idec Pharmaceuticals acquired Biogen and became Biogen Idec was a change of control under the Collaboration Agreement, a position with which we disagree strongly. It is our position that the Biogen Idec merger did not constitute a change of control under the Collaboration Agreement and that, even if it did, Genentech’s rights under the change of control provision, which must be asserted within ninety (90) days of the change of control event, have long since expired. We intend to vigorously assert that position if Genentech persists in making this claim. The arbitration is in the discovery stage. The hearing is scheduled to take place in the fall of 2008. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote,” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to Genentech’s allegations in the arbitration and intend vigorously to defend against these allegations.

On August 10, 2004, Classen Immunotherapies, Inc. filed suit against us, GlaxoSmithKline, Chiron Corporation, Merck & Co., Inc., and Kaiser-Permanente, Inc. in the U.S. District Court for the District of Maryland contending that we induced infringement of U.S. Patent Nos, 6,420,139, 6,638,739, 5,728,383, and 5,723,283, all of which are directed to various methods of immunization or determination of immunization schedules. All counts asserted against us by Classen were dismissed by the District Court. Classen filed an appeal, which has been fully briefed and argued, but not yet decided by the Court of Appeals. We have not

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

formed an opinion that an unfavorable outcome is either “probable” or “remote,” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses and intend vigorously to defend the case.

On September 12, 2006, the Massachusetts Department of Revenue (“DOR”) issued a notice of assessment against Biogen Idec MA, Inc. for $38.9 million of corporate excise tax for 2002, which includes associated interest and penalties. On December 6, 2006, we filed an abatement application with the DOR, seeking abatements for 2001-2003. The abatement application was denied on July 24, 2007. On July 25, 2007, we filed a petition with the Massachusetts Appellate Tax Board, seeking abatements of corporate excise tax for 2001-2003 and adjustments in certain credits and credit carryforwards for 2001-2003. Issues before the Board include the computation of Biogen Idec MA’s sales factor for 2001-2003, computation of Biogen Idec MA’s research credits for those same years, and the availability of deductions for certain expenses and partnership flow-through items. We intend to contest this matter vigorously. We believe that the assessment does not impact the level of liabilities for income tax contingencies.

In January 2008, the European Commission (“EC”) began an industry-wide antitrust inquiry into competitive conditions within the pharmaceutical sector. As part of the inquiry, the EC issued detailed questionnaires to approximately 100 companies, including Biogen Idec. The first questionnaire, which we received in April 2008, has been followed by further interaction with the EC and we continue to cooperate with the EC in its inquiry.

In addition, we are involved in product liability claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial conditions.

14.	Segment Information

We operate in one business segment, which is the business of discovery, development, manufacturing and commercialization of innovative therapies for human health care. Our chief operating decision maker manages our operations as a single operating segment.

15.	New Accounting Pronouncements

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On May 5, 2008, Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles, of SFAS 162, was issued. This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. We are evaluating the impact, if any, this Standard will have on our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. You can identify these forward-looking statements by their use of words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “target,” “may,” “will” and other words and terms of similar meaning. You also can identify them by the fact that they do not relate strictly to historical or current facts. Reference is made in particular to forward-looking statements regarding the anticipated level of future product sales, royalty revenues, expenses, reserves and profits, regulatory approvals, our long-term growth, the development and marketing of additional products, the impact of competitive products, the anticipated outcome of pending or anticipated litigation, patent-related proceedings and tax assessments, our ability to finance our operations and meet our manufacturing needs, the completion of our manufacturing facility in Hillerod, Denmark, the value of investments in certain marketable securities, liquidity and capital resources, and our plans to spend additional capital on external business development and research opportunities. Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed in the section entitled “Risk Factors” in Part II of this report and elsewhere in this report. Forward-looking statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated). Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes beginning on page 3 of this quarterly report on Form 10-Q.

Overview

Biogen Idec Inc. (“We”, “Biogen Idec” or “the Company”) is a global biotechnology company that creates new standards of care in therapeutic areas with high unmet medical needs.

We currently have four products:

•	AVONEX® (interferon beta-1a);

•	RITUXAN® (rituximab);

•	TYSABRI® (natalizumab); and,

•	FUMADERM® (dimethylfumarate and monoethylfumarate salts).

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

Executive Overview

Results for the first six months of 2008 included total revenue of $1,935.6 million, net income of $369.7 million and diluted net income per share of $1.24. These results reflect continued growth in TYSABRI revenue, an increase in RITUXAN revenues from an unconsolidated joint business arrangement as well as the impact of price increases on our AVONEX product. The effect of the increase in revenue was partially offset by an increase in research and development expense due to clinical trials and other projects, and an increase in selling, general and administrative expense related to increased personnel to support the ongoing AVONEX sales and TYSABRI growth.

Results of Operations

Revenues (in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007

Product sales
U.S.	$352.2	35.5%	$295.2	38.2%	$702.2	36.3%	$586.4	39.4%
Rest of world	332.3	33.4%	223.4	28.9%	647.4	33.4%	416.6	28.0%

Total product sales	684.5	68.9%	518.6	67.1%	1,349.6	69.7%	1,003.0	67.4%
Unconsolidated joint business	278.8	28.1%	230.6	29.8%	526.0	27.2%	437.8	29.4%
Royalties	28.1	2.8%	22.6	2.9%	52.1	2.7%	45.6	3.1%
Corporate partner	2.0	0.2%	1.4	0.2%	7.9	0.4%	2.7	0.1%

Total revenues	$993.4	100.0%	$773.2	100.0%	$1,935.6	100.0%	$1,489.1	100.0%

Product Revenues (in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007

AVONEX	$527.2	77.0%	$461.6	89.0%	$1,063.3	78.8%	$910.4	90.8%
TYSABRI	147.2	21.5%	47.5	9.2%	261.8	19.4%	77.3	7.7%
FUMADERM	10.0	1.5%	5.2	1.0%	21.7	1.6%	5.2	0.5%
ZEVALIN	—	—%	4.3	0.8%	2.5	0.2%	9.9	1.0%
AMEVIVE	0.1	0.0%	—	—%	0.3	0.0%	0.2	0.0%

Total product revenues	$684.5	100.0%	$518.6	100.0%	$1,349.6	100.0. %	$1,003.0	100.0%

Cost of Sales, excluding Amortization of Intangibles (in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007

Cost of product revenues	$91.2	98.7%	$83.2	98.9%	$190.9	98.8%	$164.0	98.8%
Cost of royalty revenues	1.2	1.3%	0.9	1.1%	2.4	1.2%	2.0	1.2%

Cost of sales, excluding amortization of intangibles	$92.4	100.0%	$84.1	100.0%	$193.3	100.0%	$166.0	100.0%

During the three months ended June 30, 2008 and 2007, we wrote-down $5.5 million and $8.1 million, respectively, in unmarketable inventory, which was charged to cost of sales. During the six months ended June 30, 2008 and 2007, we wrote-down $9.8 million and $14.8 million, respectively, in unmarketable inventory, which was charged to cost of sales.

AVONEX

Revenues from AVONEX in the three and six months ended June 30, 2008 and 2007 were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007

AVONEX
U.S.	$305.6	58.0%	$269.6	58.4%	$614.0	57.7%	$539.6	59.3%
Rest of World	221.6	42.0%	192.0	41.6%	449.3	42.3%	370.8	40.7%

Total AVONEX revenues	$527.2	100.0%	$461.6	100.0%	$1,063.3	100.0%	$910.4	100.0%

In the three months ended June 30, 2008, compared to the three months ended June 30, 2007, U.S. sales of AVONEX increased $36.0 million, or 13.4%, due to price increases, partially offset by decreased product demand resulting in lower volume. In the six months ended June 30, 2008, compared to the six months ended June 30, 2007, U.S. sales of AVONEX increased $74.4 million, or 13.8%, due to price increases, partially offset by a decreased product demand resulting in lower volume.

In the three months ended June 30, 2008, compared to the three months ended June 30, 2007, Rest of World sales of AVONEX increased $29.6 million, or 15.4% due to the impact of exchange rates. In the six months ended June 30, 2008, compared to the six months ended June 30, 2007, Rest of World sales of AVONEX increased $78.5 million, or 21.2%, due to increased unit shipments and the impact of exchange rates.

We are facing increasing competition in the multiple sclerosis, or MS, marketplace in and outside the U.S. from existing and new MS treatments, including TYSABRI, which may have a negative impact on sales of AVONEX. We expect future sales of AVONEX to be dependent, to a large extent, on our ability to compete successfully with the products of our competitors.

TYSABRI

Revenues from TYSABRI for the three and six months ended June 30, 2008 and 2007 were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007

TYSABRI
U.S.	$46.5	31.6%	$22.3	46.9%	$87.7	33.5%	$39.4	51.0%
Rest of World	100.7	68.4%	25.2	53.1%	174.1	66.5%	37.9	49.0%

Total TYSABRI revenues	$147.2	100.0%	$47.5	100.0%	$261.8	100.0%	$77.3	100.0%

In the three months ended June 30, 2008, compared to the three months ended June 30, 2007, sales of TYSABRI increased $99.7 million, or 209.9%, and in the six months ended June 30, 2008, compared to the six months ended June 30, 2007, sales of TYSABRI increased $184.5 million, or 238.7%. These increases are primarily due to an increase in patients using TYSABRI in both the U.S. and Rest of World. Net sales of TYSABRI from our collaboration partner, Elan, to third-party customers in the U.S. for the three months ended June 30, 2008 and 2007 was $99.3 million and $46.8 million, respectively. Net sales of TYSABRI to third-party customers in the U.S. for the six months ended June 30, 2008 and 2007 was $185.6 million and $82.6 million, respectively. We recognize revenue for sales of TYSABRI in the U.S. upon Elan’s shipment of the product to third party customers. We recognize revenue for sales of TYSABRI outside the U.S. at the time of product delivery to our customers.

FUMADERM

In connection with our June 2006 acquisition of Fumapharm, we began recognizing revenue on sales of FUMADERM to our distributor, Fumedica, in July 2006. In December 2006, we acquired the right to distribute FUMADERM in Germany from Fumedica effective May 1, 2007. In connection with the acquisition of the FUMADERM distribution rights in Germany, we committed to the repurchase of any inventory Fumedica did not sell by May 1, 2007. As a result of this provision, we deferred the recognition of revenue on shipments made to Fumedica through April 30, 2007. We resumed recognizing revenue on sales of FUMADERM into the German market in May 2007. Accordingly, we recognized no revenue of FUMADERM through April 30, 2007. For the three months ended June 30, 2008 and 2007, we recognized $10.0 million and $5.2 million, respectively, of sales of FUMADERM. For the six months ended June 30, 2008 and 2007, we recognized $21.7 million and $5.2 million, respectively, of sales of FUMADERM.

ZEVALIN

In the three months ended June 30, 2008, compared to the three months ended June 30, 2007, sales of ZEVALIN decreased from $4.3 million to zero, due to the sale of the rights to market, sell, manufacture and develop ZEVALIN in the U.S. to CTI during the fourth quarter of 2007.

In the six months ended June 30, 2008, compared to the three months ended June 30, 2007, sales of ZEVALIN decreased from $9.9 million to $2.5 million, primarily due to the sale of the rights to market, sell, manufacture and develop ZEVALIN in the U.S. to CTI during the fourth quarter of 2007.

Unconsolidated Joint Business Revenue

Revenues from unconsolidated joint business, which consist of our share of pre-tax copromotion profits pursuant to our collaboration agreement with Genentech, Inc., or Genentech, and reimbursement by Genentech of our RITUXAN related expenses as well as royalty revenue, consist of the following (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Copromotion profits	$177.7	$153.5	$335.7	$290.0
Reimbursement of selling and development expenses	15.9	15.0	28.6	29.1
Royalty revenue on sales of RITUXAN outside the U.S.	85.2	62.1	161.7	118.7

	$278.8	$230.6	$526.0	$437.8

Copromotion profits consist of the following (in millions):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2008	2007	2008	2007

Product revenues, net	$650.9	$581.9	$1,255.5	$1,116.8
Costs and expenses	206.6	198.3	403.8	379.3

Copromotion profits	$444.3	$383.6	$851.7	$737.5

Biogen Idec’s share of copromotion profits	$177.7	$153.5	$335.7	$290.0

For the three months ended June 30, 2008, compared to the three months ended June 30, 2007, our share of copromotion profits increased $24.2 million, or 15.8%, due principally to higher sales of RITUXAN. For the six months ended June 30, 2008, compared to the six months ended June 30, 2007, our share of copromotion profits increased $45.7 million, or 15.8%, due principally to higher sales of RITUXAN.

Our royalty revenue on sales of RITUXAN outside the U.S. is based on net sales by Roche Holding AG, or Roche, and Zenyaku Kogyo Co. Ltd., or Zenyaku, to third-party customers and is recorded on a cash basis. For the three months ended June 30, 2008, compared to the three months ended June 30, 2007, royalty revenue on sales of RITUXAN outside the U.S. increased $23.1 million, or 37.2%, due primarily to increased sales outside the U.S., reflecting greater market penetration, as well as the impact of foreign exchange. For the six months ended June 30, 2008, compared to the six months ended June 30, 2007, royalty revenue on sales of RITUXAN outside the U.S. increased $43.0 million, or 36.2%, due primarily to increased sales outside the U.S., reflecting greater market penetration, as well as the impact of foreign exchange.

Under our collaboration agreement with Genentech, our current pretax copromotion profit-sharing formula, which resets annually, is as follows:

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

Under our collaboration agreement with Genentech, we will receive a lower royalty percentage of revenue from Genentech on sales by Roche and Zenyaku of new anti-CD20 products, as compared to the royalty percentage of revenue on sales of RITUXAN. The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. For the majority of European countries, the first commercial sale of RITUXAN occurred in the second half of 1998.

Other Revenues

Other revenues for the three and six months ended June 30, 2008 and 2007 were as follows (in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007

Royalties	$28.1	93.4%	$22.6	94.2%	$52.1	86.8%	$45.6	94.4%
Corporate partner	2.0	6.6%	1.4	5.8%	7.9	13.2%	2.7	5.6%

Other revenues	$30.1	100.0%	$24.0	100.0%	$60.0	100.0%	$48.3	100.0%

In the three months ended June 30, 2008, compared to the three months ended June 30, 2007, royalties increased $5.5 million, or 24.3%. Increased royalties of $9.4 million were primarily related to increased sales of products licensed by The Medicines Company, GlaxoSmithKline, and Bayer Bioscience, as well as an increased royalty rate on products licensed by Schering-Plough Corporation. These increases were partially offset by a $3.9 million decrease, which was primarily due to the expiration of a license agreement with Shionogi and Co., Ltd., as well as decreased sales on products licensed by Merck and Co., Inc.

In the six months ended June 30, 2008, compared to the six months ended June 30, 2007, royalties increased $6.5 million, or 14.3%. Increased royalties of $14.2 million were primarily related to increased sales of products licensed by The Medicines Company, GlaxoSmithKline, and Bayer Bioscience, as well as an increased royalty rate on products licensed by Schering-Plough Corporation. These increases were partially offset by a $7.7 million decrease, which was primarily due to the expiration of a license agreement with Shionogi and Co., Ltd., as well as decreased sales on products licensed by Merck and Co., Inc.

Royalty revenues may fluctuate as a result of sales levels of products sold by our licensees from quarter to quarter due to the timing and extent of major events such as new indication approvals, government-sponsored programs, or loss of patent protection.

Corporate partner revenues consist of contract revenues and license fees.

Research and Development Expenses

Research and development expenses totaled $252.3 million and $218.1 million in the three months ended June 30, 2008 and 2007, respectively, an increase of $34.2 million, or 15.7%. The increase is due primarily to $13.0 million of increases in Lixivaptan projects, $6.6 million of increases in Baminercept Alpha projects, and $15.4 million of increases in projects related to Anti-CD23, Aviptadil, Avonex, BG-12, Daclizamab, HSP90, Volociximab and RITUXAN, partially offset by a decrease in Tysabri and IGF-1R projects.

Research and development expenses totaled $510.5 million and $409.6 million in the six months ended June 30, 2008 and 2007, respectively, an increase of $100.9 million, or 24.6%. The increase is due primarily to $21.2 million of increases in Lixivaptan projects, $17.1 million of increases in Baminercept Alpha projects, $11.2 million of increases related to our collaboration with Neurimmune, $10.1 million of increases in RITUXAN projects, and $28.9 million of increases in projects related to Adentri, Anti-CD23, Aviptadil, BG-12, BIIB014, HSP90 and Volociximab programs, partially offset by a decrease in IGF-1R, Tysabri and Zevalin projects.

We anticipate that research and development expenses in 2008 will continue to be higher than in 2007.

In-Process Research and Development, or IPR&D

In the six months ended June 30, 2008, we recorded an IPR&D charge of $25.0 million related to a HSP90-related milestone payment made to the former shareholders of Conforma, pursuant to our acquisition of Conforma in 2006. Through June 30, 2008, research and development expenditures related to in-process research and development projects acquired in prior years are $30.6 million, $37.9 million and $91.1 million related to Syntonix Pharmaceuticals, Inc., or Syntonix, Conforma and Fumapharm, respectively. In the six months ended June 30, 2007 we recorded an IPR&D charge of $18.4 million, related to the acquisition of Syntonix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $245.7 million and $203.7 million in the three months ended June 30, 2008 and 2007, respectively, an increase of $42.0 million, or 20.6%. The increase reflects, principally, a $17.2 million increase in international sales and marketing activities, primarily for AVONEX and TYSABRI, a $11.1 million increase in salaries and benefits related to general and administrative personnel and increases in fees and services, including fees related to our proxy contest.

Selling, general and administrative expenses totaled $461.5 million and $391.7 million in the six months ended June 30, 2008 and 2007, respectively, an increase of $69.8 million, or 17.8%. The increase reflects, principally, a $34.8 million increase in international sales and marketing activities, primarily for AVONEX and TYSABRI, an $18.5 million increase in salaries and benefits related to general and administrative personnel and increases in fees and services, including fees related to our proxy contest.

We anticipate that total selling, general, and administrative expenses in 2008 will continue to be higher than 2007 due to sales and marketing and other general and administrative expenses to support global expansion of AVONEX sales and TYSABRI sales growth.

Collaboration profit (loss) sharing

Payments to or from Elan for their share of collaboration net operating profits or losses, including reimbursement of our portion of third-party royalties Elan pays on behalf of the collaboration, relating to sales outside of the U.S. to effect an equal sharing of operating profit are reflected in the collaboration profit (loss) sharing line in our consolidated statement of income. For the three months ended June 30, 2008 and 2007, the collaboration profit (loss) sharing was $33.4 million and ($0.1) million, respectively. For the six months ended June 30, 2008 and 2007, the collaboration profit (loss) sharing was $54.8 million and ($5.7) million, respectively. The year-over-year increase in the collaboration profit sharing for the three and six months ended June 30, 2008 was due to the growth in TYSABRI sales outside the U.S. and the resulting growth in the third-party royalties Elan paid on behalf of the collaboration, which were $14.6 million and $3.5 million for the three months ended June 30, 2008 and 2007, respectively, and $25.2 million and $5.3 million for the six months ended June 30, 2008 and 2007, respectively. In the prior year, operating costs were greater than profit on sales of TYSABRI outside the U.S.

Amortization of Intangible Assets

Amortization of intangible assets totaled $72.9 million for the three months ended June 30, 2008, compared to $61.0 million in the comparable period in 2007, an increase of $11.9 million, or 19.5%. Amortization of intangible assets totaled $147.7 million for the six months ended June 30, 2008, compared to $120.9 million in the comparable period in 2007, an increase of $26.8 million, or 22.2%. These changes are primarily due to the timing of changes in the estimate of the future revenue of AVONEX, which serves as the basis for the calculation of economic consumption for core technology that occurred as part of our annual reassessment of amortization expense in the third quarters of 2007 and 2006.

Income Tax Provision

Tax Rate

Our effective tax rate was 29.1% on pre-tax income for the three months ended June 30, 2008, compared to 21.8% for the comparable period in 2007. Our effective tax rate was 31.2% on pre-tax income for the six months ended June 30, 2008, compared to 28.0% for the comparable period in 2007. We expect our effective tax rate for the full-year ending December 31, 2008 to be in a range of 31% to 33%, as our effective tax rates for the three and six months ended June 30, 2008 were favorably impacted by the restructuring of our operations in foreign jurisdictions in the second quarter and other activities. Refer to Note 11, Income Taxes, for a detailed income tax rate reconciliation for the three and six months ended June 30, 2008 and 2007.

Liquidity and Capital Resources

Financial Condition

Our financial condition is summarized as follows (in millions):

	June 30,	December 31,
	2008	2007

Cash and cash equivalents	$466.5	$659.7
Marketable securities — current and non-current	1,116.8	1,456.1

Total cash, cash equivalents and marketable securities	$1,583.3	$2,115.8

Working capital	$1,275.6	$179.2
Outstanding borrowings — current and non-current	$1,049.6	$1,563.0

The decline in cash and marketable securities at June 30, 2008, as compared to December 31, 2007, primarily reflects the net repayment of approximately $500 million of indebtedness, as well as $559.8 million used to fund share repurchases, partially offset by cash generated from operations. In addition, during the six months ended June 30, 2008, we paid approximately $36.0 million in milestone and other payments pursuant to our research and development programs, including $25.0 million of contingent purchase price in connection with our Conforma acquisition and $8.0 million related to the development of the Beta-Amyloid antibody under our arrangement with Neurimmune Therapeutics AG.

Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and U.S. government instruments and other readily marketable debt instruments in accordance with our investment policy.

As of June 30, 2008, we have certain financial assets and liabilities recorded at fair value. In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157, we have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

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

The only assets where we used Level 3 inputs to determine the fair value are our venture capital investments, which represent approximately 0.3% of the total assets at June 30, 2008. The underlying assets in these funds are initially measured at transaction prices and subsequently valued using the pricing of recent financing and/or by reviewing the underlying economic fundamentals and liquidation value of the companies.

We have financed our operating and capital expenditures through cash flows from our operations. We financed our tender offer in July 2007 through the use of debt and existing cash. We expect to finance our current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

See Part II, Item 1A, “Risk Factors” of this Form 10-Q for risk factors that could adversely affect our cash position and ability to fund future operations.

Operating activities

Cash provided by operating activities is primarily driven by our net income. On an ongoing basis, we expect cash provided from operating activities will continue to be our primary source of funds to finance operating needs and capital expenditures. Cash provided by operations was $643.0 million and $464.3 million in the six months ended June 30, 2008 and 2007, respectively. The increase is due to higher earnings, offset by lower non-cash charges and a higher investment in working capital.

Investing activities

Cash provided by investing activities was $199.4 million and $396.7 million in the six months ended June 30, 2008 and 2007, respectively. This decrease was primarily due to a reduction in net proceeds from our sales and purchases of marketable securities. Purchases of property, plant and equipment totaled $157.1 million in the six months ended June 30, 2008, as compared to $117.2 million in the six months ended June 30, 2007. Payments pursuant to acquisitions and licenses were $25.0 million in the six months ended June 30, 2008, which related to our 2006 acquisition of Conforma, and $42.3 million in the six months ended June 30, 2007, which related to our acquisition of Syntonix.

Financing activities

Cash used in financing activities in the six months ended June 30, 2008 was $1,037.7 million compared to cash provided of $88.8 million in the six months ended June 30, 2007. The increase in use of cash was due, principally, to the repayment of our term loan facility of $1.5 billion, a decrease in our securities lending obligations of $61.3 million and the purchase of our common stock of $559.8 million, offset in part by the issuance of long-term debt, net, of $987.0 million, and proceeds of $89.5 million relating to the exercise of stock options and purchases of our stock under our employee stock purchase plan.

Borrowings

On March 4, 2008, we issued $450.0 million aggregate principal amount of 6.0% Senior Notes due March 1, 2013 and $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 for proceeds of $987.0 million, net of issuance costs. Additionally, in connection with the note issuance, we entered into interest rate swaps which are further described in Note 6, Financial Instruments.

We used the proceeds of this offering, along with cash and the proceeds from the liquidation of marketable securities, to repay the $1.5 billion term loan facility we had entered into in July 2007 in connection with the funding of our June 2007 tender offer.

In June 2007, we also entered into a five-year $400.0 million Senior Unsecured Revolving Credit Facility, which we may use for working capital and general corporate purposes. As of June 30, 2008, there were no borrowings outstanding under this credit facility.

Working capital

At June 30, 2008, our working capital, which we define as current assets less current liabilities, was $1,275.6 million, as compared to $179.2 million at December 31, 2007, an increase of $1,096.4 million. This primarily reflects use of cash and cash equivalents and the issuance of long-term debt to repay our short-term loan facility of $1,500.0 million.

Commitments

As of June 30, 2008, we have completed the first phase of construction of our large-scale biologic manufacturing facility in Hillerod, Denmark, which included partial completion of a bulk manufacturing component, a labeling and packaging component, and installation of major equipment. We are proceeding with the second phase of the project, including the completion of the large scale bulk manufacturing component and construction of a warehouse. As of June 30, 2008, we had contractual commitments of approximately $264.9 million for the second phase, of which approximately $197.3 million had been paid. This second phase of the project is expected to be licensed for commercial production in 2009.

The timing of the completion and anticipated licensing of the bulk manufacturing facility is in part dependent upon market acceptance of TYSABRI. See “Risk Factors — Our near-term success depends on the market acceptance and successful sales growth of TYSABRI.” Now that TYSABRI has been approved for the treatment of relapsing forms of MS in the U.S. and other countries, we are in the process of evaluating our requirements for TYSABRI inventory and additional manufacturing capacity in light of the approved label and our judgment of the potential market acceptance of TYSABRI in MS, and the probability of obtaining marketing approval of TYSABRI in additional indications in the U.S., EU and other jurisdictions.

Share Repurchase Program

In the six months ended June 30, 2008, we repurchased approximately 9.0 million shares of our common stock for $559.8 million under the share repurchase program that our Board of Directors authorized in October 2006.

Contractual Obligations and Off-Balance Sheet Arrangements

We have funding commitments as of June 30, 2008 of up to approximately $24.7 million as part of our investment in biotechnology-oriented venture capital investments. In addition, we have committed to make potential future milestone payments to third-parties as part of our various collaborations including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of June 30, 2008, such contingencies have not been recorded in our financial statements.

We do not have any significant relationships with entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We consolidate entities falling within the scope of FIN 46(R) if we are the primary beneficiary.

The following summarizes our contractual obligations (excluding funding and contingent milestone payments as described above and construction commitments disclosed above under “Commitments”) as of June 30, 2008, including debt issued in March 2008, and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
		Remainder of	2009-	2011-	After
	Total	2008	2010	2012	2012

Non-cancellable operating leases	$111.2	$13.5	$47.0	$32.2	$18.5
Notes payable(1)	1,477.2	28.9	155.3	118.7	1,174.3
Other long-term obligations	10.7	4.8	5.9	—	—

Total contractual cash obligations	$1,599.1	$47.2	$208.2	$150.9	$1,192.8

(1)	Includes estimated interest payable

This table also excludes any liabilities pertaining to uncertain tax positions, as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. In connection with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48, we reclassified approximately $113 million in reserves for uncertain tax positions from current taxes payable to long-term liabilities. At June 30, 2008, we have approximately $115 million of long-term liabilities associated with uncertain tax positions.

Legal Matters

Refer to Note 13, Litigation, for a discussion of legal matters as of June 30, 2008.

New Accounting Standards

Refer to Note 15, New Accounting Pronouncements, for a discussion of new accounting standards.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its critical estimates and judgments, including, among others, those related to revenue recognition, investments, purchase accounting, goodwill impairment, fair value, fair value hierarchies, income taxes, and stock-based compensation. Those critical estimates and assumptions are based on our historical experience, our observance of trends in the industry, and various other factors that are believed to be reasonable under the circumstances and form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Refer to “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for a discussion of the Company’s critical accounting estimates.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Our market risks, and the ways we manage them, are summarized in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the first six months of 2008 to such risks or to our management of such risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act) as of June 30, 2008. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

We have not made any changes in our internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13, Litigation, in “Notes to Consolidated Financial Statements” in Part I of this quarterly report on Form 10-Q, which is incorporated into this item by reference.

Item 1A.	Risk Factors

We are substantially dependent on revenues from our two principal products

Our current and future revenues depend substantially upon continued sales of our two principal products, AVONEX and RITUXAN, which represented approximately 82% of our total revenues for the first half of 2008. Any significant negative developments relating to these two products, such as safety or efficacy issues, the introduction or greater acceptance of competing products (including greater than anticipated substitution of TYSABRI for AVONEX) or adverse regulatory or legislative developments, would have a material adverse effect on our results of operations. Although we have developed and continue to develop additional products for commercial introduction, we expect to be substantially dependent on sales from these two products for many years. A decline in sales from either of these two products would adversely affect our business.

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

Achievement of anticipated sales growth of TYSABRI will depend upon its acceptance by the medical community and patients, which cannot be certain given the significant restrictions on use and the significant safety warnings in the label. Additional cases of the known side effect progressive multifocal leukoencephalopathy (PML) at a higher rate than indicated in the prescribing information, or the occurrence of other unexpected side effects could harm acceptance and limit TYSABRI sales. Any significant lack of acceptance of TYSABRI by the medical community or patients would materially and adversely affect our growth and our plans for the future.

As a relatively new entrant to a maturing multiple sclerosis (MS) market, TYSABRI sales may be more sensitive to additional new competing products. A number of such products are expected to be approved for use in MS in the coming years. If these products have a similar or more attractive overall profile in terms of efficacy, convenience and safety, future sales of TYSABRI could be limited.

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

If we fail to comply with the extensive legal and regulatory requirements affecting the healthcare industry, we could face increased costs, penalties and a loss of business

Our activities, including the sale and marketing of our products, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. Pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, causing false claims to be submitted for government reimbursement as well as antitrust violations, or other violations related to environmental matters. Violations of governmental regulation may be punishable by criminal and civil sanctions, including fines and civil monetary penalties and exclusion from participation in government programs. In addition to penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government.

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

We rely solely on our manufacturing facility in Research Triangle Park, North Carolina, or RTP, for the production of TYSABRI. We plan on applying to the FDA and the European Medicines Agency, or the EMEA, for approval of a production process, known as a second generation high-titer process, which has higher yields of TYSABRI than the process we currently use. If we do not obtain approval for that process, to meet anticipated demand for TYSABRI we would need to increase our capital spending to add capacity at our RTP manufacturing facility and at the Hillerod, Denmark facility we are completing. Such an increase in capital spending would affect our business, cash position and results of operations.

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

We have made a significant investment in constructing a manufacturing facility the success of which depends upon the completion and licensing of the facility and continued demand for our products

We are building a large-scale biologic manufacturing facility in Hillerod, Denmark, in which we have invested approximately $648 million. We anticipate that the facility will be ready for commercial production in 2009. If we fail to manage the project, or other unforeseen events occur, we may incur additional costs to complete the project. Depending on the timing of the completion and licensing of the facility, and our other estimates and assumptions regarding future product sales, the carrying value of all or part of the manufacturing facility or other assets may not be fully recoverable and could result in the recognition of an impairment in the carrying value at the time that such effects are identified. The recognition of impairment in the carrying value, if any, could have a material and adverse affect on our results of operations. For example, if the anticipated demand for TYSABRI does not materialize, the carrying values of our Hillerod, Denmark facility could be impaired, which would negatively impact our results of operations.

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

Our quarterly revenues are also subject to foreign exchange rate fluctuations due to the global nature of our operations. Although we have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies, our efforts to reduce currency exchange losses may not be successful. As a result, changes in currency exchange rates may have an adverse impact on our future operating results and financial condition. Additionally, our net income may fluctuate due to the impact of charges we may be required to take with respect to foreign currency hedge transactions. In particular, we may incur higher charges from hedge ineffectiveness than we expect or from the termination of a hedge relationship.

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

Our effective tax rate may fluctuate and we may incur liabilities to tax authorities in excess of amounts that have been accrued

As a global biotechnology company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of the countries, states and other jurisdictions in which we operate. Our effective tax rate, however, may be lower or higher than those experienced in the past due to numerous factors, including a change in the mix of our business from country to country, the cessation or termination of agreements we have with various taxing authorities, recently enacted and future changes in tax laws in jurisdictions in which we operate, unfavorable results of audits of our tax filings, and changes in accounting for income taxes. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and we may incur significant liabilities to tax authorities in excess of amounts that have been accrued in our financial statements, which could have an adverse effect on our business and results of operations.

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

Our business could be negatively affected as a result of the actions of activist shareholders

During the first half of 2008, we defended against a proxy contest waged by Icahn Partners and certain of its affiliates that nominated three individuals for election to our Board of Directors at our 2008 Annual Meeting of Stockholders. Although we were successful in having our Board’s nominees elected as directors, the proxy contest was disruptive to our operations and caused us to incur substantial costs. If Icahn Partners or any other activist shareholders wage a subsequent proxy context, our business could be adversely affected because:

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

Several aspects of our corporate governance and our collaboration agreements may discourage a third party from attempting to acquire us

Several factors might discourage a takeover attempt that could be viewed as beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example:

•	we are subject to Section 203 of the Delaware General Corporation Law, which provides that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in Section 203;

•	our stockholder rights plan is designed to cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors;

•	our board of directors has the authority to issue, without a vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of common stock;

•	our collaboration agreement with Elan provides Elan with the option to buy the rights to TYSABRI in the event that we undergo a change of control, which may limit our attractiveness to potential acquirers;

•	our amended and restated collaboration agreement with Genentech provides that, in the event we undergo a change of control, within 90 days Genentech may present an offer to us to purchase our rights to RITUXAN. Recently, in an arbitration proceeding brought by Biogen Idec relating to the collaboration agreement, Genentech alleged for the first time that the November 2003 transaction in which Idec Pharmaceuticals acquired Biogen and became Biogen Idec constituted such a change of control, an assertion with which we strongly disagree. It is our position that the Biogen Idec merger did not constitute a change of control under our agreement with Genentech and that, even if it did, Genentech’s rights under the change of control provision have long since expired. We intend to vigorously assert our position if Genentech persists in making this claim. If the arbitrators decide this issue in favor of Genentech, or if a change of control were to occur in the future and Genentech were to present an offer for the RITUXAN rights, we must either accept Genentech’s offer or purchase Genentech’s rights to RITUXAN on the same terms as its offer. If Genentech presents such an offer, then they will be deemed concurrently to have exercised a right, in exchange for a share in the operating profits or net sales in the U.S. of any other anti-CD 20 products developed under the agreement, to purchase our interest in each such product.

•	our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year; and

•	advance notice is required for nomination of candidates for election as a director and for proposals to be brought before an annual meeting of stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of our stock repurchase activity for the three months ended June 30, 2008 is set forth in the table below:

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Number of Shares
	Total Number of	Average Price	Part of Publicly	that may yet be
	Shares Purchased	Paid per Share	Announced Program	Purchased Under Our
Period	(#)	($)	(#)(a)	Program (#)(a)

Apr-08	4,971,804	64.27	4,971,804	11,000,000

Total	4,971,804	$64.27	4,971,804	11,000,000

(a)	On October 13, 2006 the Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock will provide us with authorized shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program does not have an expiration date. We publicly announced the repurchase program in our press release dated October 31, 2006, which was furnished to the SEC as Exhibit 99.1 of our Current Report on Form 8-K filed on October 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 19, 2008, we held our Annual Meeting of Stockholders. On July 9, 2008, the independent inspector of election for the meeting certified that our stockholders took the following actions:

(a) Our stockholders elected Stelios Papadopoulos, Cecil B. Pickett, Lynn Schenk and Phillip A. Sharp as directors to serve for a three year term ending at the 2011 Annual Meeting of Stockholders and until their successors are duly elected and qualified. None of the individuals nominated by entities affiliated with Carl Icahn were elected as directors at the annual meeting. The votes cast with respect to each nominee are set forth below.

Biogen Idec Nominees	Votes For	Votes Withheld

Stelios Papadopoulos	164,860,678	3,781,180
Cecil B. Pickett	165,216,921	3,424,937
Lynn Schenk	163,985,671	4,656,187
Phillip A. Sharp	218,285,006	3,732,585
Icahn Nominees
Alexander J. Denner	53,170,703	205,030
Richard C. Mulligan	53,174,324	201,409
Anne B. Young	53,175,439	200,294

In addition, the terms of office of each of the following directors continued after the meeting: Lawrence C. Best, Marijn E. Dekkers, Alan B. Glassberg, Nancy L. Leaming, James C. Mullen, Robert W. Pangia, Bruce R. Ross and William D. Young.

(b) Our stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2008, with 216,423,327 votes for, 3,356,894 votes against and 2,237,369 abstentions.

(c) Our stockholders approved the Biogen Idec Inc. 2008 Omnibus Equity Plan, with 157,370,764 votes for, 61,975,665 votes against and 2,671,161 abstentions.

(d) Our stockholders approved the Biogen Idec Inc. 2008 Performance-Based Management Incentive Plan, with 169,115,404 votes for, 50,213,514 votes against and 2,688,672 abstentions.

(e) Our stockholders did not approve a proposal from certain entities affiliated with Carl Icahn to amend our Amended and Restated Bylaws to fix the size of the Board of Directors at 12 members and remove the Board’s ability to change the size of the Board, with 53,665,293 votes for, 165,371,172 votes against and 2,981,125 abstentions.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN IDEC INC.

/s/ Paul J. Clancy
Paul J. Clancy
Executive Vice President and Chief
Financial Officer

July 22, 2008

EXHIBIT INDEX

Exhibit
Number*		Description of Exhibit

10.1		Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Appendix A to Biogen Idec’s Definitive Proxy Statement on Schedule 14A filed on May 8, 2008.
10	.2+	Amendment to Biogen, Inc. 1985 Non-Qualified Stock Option Plan dated April 18, 2008.
10	.3+	Amendment to Biogen, Inc. 1987 Scientific Board Stock Option Plan dated April 18, 2008.
10	.4+	Amendment to IDEC Pharmaceuticals Corporation 1988 Stock Option Plan dated April 18, 2008.
10	.5+	Amendment to IDEC Pharmaceuticals Corporation 1993 Non-Employee Directors Stock Option Plan dated April 18, 2008.
10	.6+	Amendment to Biogen Idec Inc. 2003 Omnibus Equity Plan dated April 18, 2008.
10	.7+	Amendment to Biogen Idec Inc. 2005 Omnibus Equity Plan dated April 18, 2008.
10	.8+	Amendment to Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan dated April 18, 2008.
10.9		Biogen Idec Inc. 2008 Performance-Based Management Incentive Plan. Filed as Appendix B to Biogen Idec’s Definitive Proxy Statement on Schedule 14A filed on May 8, 2008.
31	.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Unless otherwise indicated, exhibits were previously filed with the Securities and Exchange Commission under Commission File Number 0-19311 and are incorporated herein by reference.

+	Filed herewith

++	Furnished herewith