Form 10-Q
period 2008-09-30
BIOGEN IDEC INC.
filed 2008-10-21
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

The number of shares of the registrant’s Common Stock, $0.0005 par value, outstanding as of October 16, 2008, was 291,752,825 shares.

BIOGEN IDEC INC.

FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2008

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	In thousands, except per share amounts
		(Unaudited)

Revenues:
Product	$758,260	$529,581	$2,107,816	$1,532,594
Unconsolidated joint business	298,979	234,637	825,024	672,391
Other revenues	35,725	25,013	95,754	73,332

Total revenues	1,092,964	789,231	3,028,594	2,278,317

Costs and expenses:
Cost of sales, excluding amortization of acquired intangible assets	107,493	81,613	300,828	247,626
Research and development	268,800	286,274	779,291	695,872
Selling, general and administrative	232,824	190,644	694,342	582,373
Collaboration profit (loss) sharing	43,533	5,842	98,368	170
Amortization of acquired intangible assets	94,464	65,689	242,114	186,570
In-process research and development	—	29,959	25,000	48,364

Total costs and expenses	747,114	660,021	2,139,943	1,760,975

Income from operations	345,850	129,210	888,651	517,342
Other income (expense), net	(24,725)	44,904	(29,818)	98,192

Income before income tax expense	321,125	174,114	858,833	615,534
Income tax expense	114,337	54,733	282,320	178,512

Net income	$206,788	$119,381	$576,513	$437,022

Basic earnings per share	$0.71	$0.41	$1.97	$1.35

Diluted earnings per share	$0.70	$0.41	$1.95	$1.34

Weighted-average shares used in calculating:
Basic earnings per share	291,408	288,958	292,613	323,006

Diluted earnings per share	293,921	293,396	295,515	326,743

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2008	2007
	(In thousands, except per
	share amounts)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,010,701	$659,662
Marketable securities	217,127	319,408
Cash collateral received for loaned securities	178,129	208,209
Accounts receivable, net	484,636	392,646
Due from unconsolidated joint business	196,542	166,686
Loaned securities	158,971	204,433
Inventory	249,858	233,987
Other current assets	143,116	183,376

Total current assets	2,639,080	2,368,407

Marketable securities	717,182	932,271
Property, plant and equipment, net	1,579,938	1,497,383
Intangible assets, net	2,250,766	2,492,354
Goodwill	1,137,547	1,137,372
Investments and other assets	210,695	201,028

Total assets	$8,535,208	$8,628,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Collateral payable on loaned securities	$178,129	$208,209
Accounts payable	123,512	90,672
Taxes payable	176,753	11,274
Accrued expenses and other	497,263	367,885
Current portion of notes payable	10,215	1,511,135

Total current liabilities	985,872	2,189,175

Notes payable	1,042,427	51,843
Long-term deferred tax liability	440,164	521,525
Other long-term liabilities	298,267	331,977

Total liabilities	2,766,730	3,094,520

Commitments and contingencies (Notes 11 and 13)
Shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	149	147
Additional paid-in capital	6,029,111	5,807,071
Accumulated other comprehensive income	33,431	79,246
Retained Earnings (Accumulated deficit)	75,361	(352,169)
Treasury stock, at cost	(369,574)	—

Total shareholders’ equity	5,768,478	5,534,295

Total liabilities and shareholders’ equity	$8,535,208	$8,628,815

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net income	$576,513	$437,022
Adjustments to reconcile net income to net cash flows from operating activities Depreciation and amortization of fixed & intangible assets	340,042	278,030
In-process research & development	25,000	98,364
Minority interest in subsidiaries	5,167	(25,045)
Share-based compensation	104,339	91,209
Non-cash interest expense	(11,288)	84
Deferred income taxes	(57,591)	(40,366)
Realized loss (gain) on sale of marketable securities and strategic investments	3,774	(17,667)
Write-down of inventory to net realizable value	22,472	19,579
Impairment of investments and other assets	31,502	6,166
Excess tax benefit from stock options	(27,424)	(31,400)
Changes in assets and liabilities, net:
Accounts receivable	(95,337)	(57,723)
Due from unconsolidated joint business	(29,856)	7,436
Inventory	(34,376)	(70,866)
Other assets	24,898	(71,257)
Accrued expenses and other current liabilities	155,437	42,311
Other liabilities and taxes payable	121,928	8,896

Net cash flows provided by operating activities	1,155,200	674,773

Cash flows from investing activities:
Purchases of marketable securities	(1,801,056)	(2,201,518)
Proceeds from sales and maturities of marketable debt securities	2,135,065	2,702,841
Collateral received under securities lending	30,080	—
Acquisitions, net of cash acquired	(25,000)	(92,289)
Purchases of property, plant and equipment	(221,961)	(175,750)
Proceeds from sale of property, plant, and equipment	16	16,812
Purchases of other investments	(17,260)	(19,522)
Proceeds from the sale of a strategic equity investment	—	99,489

Net cash flows provided by investing activities	99,884	330,063

Cash flows from financing activities:
Purchase of treasury stock	(559,767)	(2,991,183)
Proceeds from issuance of stock for share based compensation arrangements	167,032	247,436
Change in cash overdrafts	18,052	(10,215)
Excess tax benefit from stock options	27,424	31,400
Proceeds from borrowings, net of discounts and expenses	986,980	1,512,296
Repayments of borrowings	(1,512,474)	(12,042)
Obligations under securities lending	(30,080)	—
Repayment of long-term debt	—	(6,563)

Net cash flow (used in) provided by financing activities	(902,833)	(1,228,871)

Net increase (decrease) in cash and cash equivalents	352,251	(224,035)
Effect of exchange rate changes on cash and cash equivalents	(1,212)	(16)
Cash and cash equivalents, beginning of the period	659,662	661,377

Cash and cash equivalents, end of the period	$1,010,701	$437,326

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

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of our financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007. Our accounting policies are described in the Notes to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

In 2008, we reclassified amounts within the shareholders’ equity section, resulting in an approximately $78 million correction to Additional Paid-in Capital and Accumulated Deficit, in connection with the reporting of the re-issuance of treasury stock at a loss.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of inventory are as follows (in millions):

	September 30,	December 31,
	2008	2007

Raw materials	$34.2	$46.4
Work in process	168.8	155.4
Finished goods	46.9	32.2

Total inventory	$249.9	$234.0

During the three months ended September 30, 2008 and 2007, we wrote down $12.6 million and $4.7 million, respectively, in unmarketable inventory, which was charged to cost of sales. During the nine months ended September 30, 2008 and 2007, we wrote down $22.5 million and $19.6 million, respectively, in unmarketable inventory, which was charged to cost of sales.

During 2007, we had TYSABRI product on hand that had been written down in 2005 due to the uncertainties surrounding the TYSABRI suspension, but which was subsequently used to fill orders in 2007. As a result, in 2007, we recognized lower than normal cost of sales and, therefore, higher margins on our sales of TYSABRI. For the three and nine months ended September 30, 2007, cost of sales was approximately $4.2 million and $10.0 million lower, respectively, due to the sale of TYSABRI inventory that had been written down. All TYSABRI inventory that had been previously written down was shipped prior to December 31, 2007.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An analysis of the amount of, and change in, reserves is as follows (in millions):

		Contractual
	Discounts	Adjustments	Returns	Total

Beginning balance, January 1, 2008	$6.4	$33.1	$20.4	$59.9
Current provisions relating to sales in current period	46.5	113.9	14.4	174.8
Adjustments relating to sales in prior periods	—	(1.6)	—	(1.6)
Payments/returns relating to sales in current period	(38.2)	(64.7)	—	(102.9)
Payments/returns relating to sales in prior periods	(6.5)	(33.1)	(11.7)	(51.3)

Ending balance, September 30, 2008	$8.2	$47.6	$23.1	$78.9

The total reserves above were included in the consolidated balance sheets as follows (in millions):

	September 30,	December 31,
	2008	2007

Reduction of accounts receivable	$34.7	$28.5
Accrued expenses and other	44.2	31.4

Total reserves	$78.9	$59.9

Reserves for discounts, contractual adjustments and returns reduced gross product revenues as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Discounts	$16.2	$10.8	$46.5	$31.3
Contractual adjustments	40.1	24.7	112.3	71.6
Returns	5.9	4.0	14.4	17.6

Total allowances	$62.2	$39.5	$173.2	$120.5

Gross product revenues	$820.5	$575.9	$2,281.0	$1,663.3

Percent of gross product revenues	7.6%	6.9%	7.6%	7.2%

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

As of September 30, 2008 and December 31, 2007, intangible assets and goodwill, net of accumulated amortization, impairment charges and adjustments, are as follows (in millions):

			As of September 30,			As of December 31,
			2008			2007
	Estimated		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net

Out-licensed patents	12 years	$578.0	$(238.0)	$340.0	$578.0	$(199.1)	$378.9
Core/developed technology	15-20 years	3,003.7	(1,163.5)	1,840.2	3,003.0	(965.2)	2,037.8
Trademarks & tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed patents	14 years	3.0	(0.9)	2.1	3.0	(0.7)	2.3
Assembled workforce	4 years	2.1	(1.1)	1.0	2.1	(0.7)	1.4
Distribution rights	2 years	12.1	(8.6)	3.5	11.8	(3.8)	8.0

Total intangible assets		$3,662.9	$(1,412.1)	$2,250.8	$3,661.9	$(1,169.5)	$2,492.4

Goodwill	Indefinite	$1,137.5	$—	$1,137.5	$1,137.4	$—	$1,137.4

Amortization expense was $94.5 million and $65.7 million in the three months ended September 30, 2008 and 2007, respectively. Amortization expense was $242.1 million and $186.6 million in the nine months ended September 30, 2008 and 2007, respectively. In the first quarter of 2008, we recorded $25.0 million of in-process research and development (IPR&D) charges related to an HSP-90 related milestone payment made to the former shareholders of Conforma Therapeutics, Inc., or Conforma, pursuant to our acquisition of Conforma in 2006.

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

The adoption of SFAS 157 for financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on our financial results.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability (in millions):

				Significant
	Balance at	Quoted Prices in	Significant Other	Unobservable
	September 30,	Active Markets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$908.7	$—	$908.7	$—
Marketable debt securities	1,093.3	—	1,093.3	—
Strategic investments	6.3	6.3	—	—
Venture capital investments	28.4	—	—	28.4
Derivative contracts	8.3	—	8.3	—
Plan assets for deferred compensation	14.1	—	14.1	—

Total	$2,059.1	$6.3	$2,024.4	$28.4

Liabilities:
Derivative contracts	1.9	—	1.9	—

Total	$1.9	$—	$1.9	$—

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

The following table is a roll forward of the fair value of our venture capital investments, where fair value is determined by Level 3 inputs (in millions):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
Description	Fair Value	Fair Value

Beginning Balance	$24.6	$28.1
Total net unrealized gains (losses) included in earnings	2.2	(2.6)
Purchases, issuances, and settlements	1.6	2.9

Ending Balance	$28.4	$28.4

The carrying value of the venture capital investments reflect changes in the fair value of the underlying funds’ net assets, which is calculated by employing various market, income and cost approaches to determine fair value at each measurement date. Gains and losses (realized and unrealized) included in earnings for the period are reported in other income (expense), net.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Financial Instruments

Marketable Securities, including Strategic Investments

The following is a summary of marketable securities and investments (in millions):

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
September 30, 2008:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$98.8	$0.1	$—	$98.7
Non-current	234.3	1.5	(0.1)	232.9
U.S. Government securities
Current	118.0	0.3	—	117.7
Non-current	218.1	3.0	—	215.1
Other interest bearing securities
Current	55.6	—	—	55.6
Non-current	368.5	2.8	(0.4)	366.1

Total available-for-sale securities	$1,093.3	$7.7	$(0.5)	$1,086.1

Other Investments
Strategic investments, non-current	$6.3	$0.1	$(0.4)	$6.6

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
December 31, 2007:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$178.3	$0.2	$(0.3)	$178.4
Non-current	309.7	3.5	(0.1)	306.3
U.S. Government securities
Current	192.5	0.2	(0.1)	192.4
Non-current	232.5	4.7	—	227.8
Other interest bearing securities
Current	6.1	—	—	6.1
Non-current	537.0	5.2	(0.5)	532.3

Total available-for-sale securities	$1,456.1	$13.8	$(1.0)	1,443.3

Other Investments
Strategic investments, non-current	$16.8	$2.9	$(0.1)	$14.0

The table above includes securities we loan from our portfolio to other institutions, as described below.

In the three months ended September 30, 2008 and 2007, we recognized $14.1 million and $0.7 million in impairment charges primarily related to mortgage and asset backed securities classified as available-for-sale securities. In the nine months ended September 30, 2008 and 2007, we recognized $19.3 million and $6.2 million in impairment charges primarily related to mortgage and asset backed securities classified as available-for-sale securities.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unrealized losses relate to various debt securities, including U.S. Government issues, corporate bonds and asset-backed securities and strategic investments. We believe that these unrealized losses are temporary. We have the intent and ability to hold these securities to recovery, which may be at maturity.

The proceeds from maturities and sales of marketable securities, which were primarily reinvested, and resulting realized gains and losses were as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Proceeds from maturities and sales	$743.2	$293.0	$2,135.1	$2,702.8
Realized gains	$0.9	$1.2	$11.6	$3.2
Realized losses	$10.6	$0.4	$15.4	$4.2

The realized losses for the three and nine months ended September 30, 2008 primarily relate to losses on the sale of corporate debt securities.

The amortized cost and estimated fair value of securities available-for-sale at September 30, 2008 by contractual maturity are as follows (in millions):

	Estimated	Amortized
	Fair Value	Cost

Due in one year or less	$266.4	$265.9
Due after one year through five years	458.4	454.0
Mortgage and other asset backed securities	368.5	366.2

Total	$1,093.3	$1,086.1

The average maturity of our marketable securities as of September 30, 2008 and December 31, 2007, was 13 months and 15 months, respectively.

Certain commercial paper and short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the accompanying balance sheet and are not included in the table above. The commercial paper, including accrued interest, has a fair and carrying value of $268.6 million and $368.2 million and short-term debt securities has a fair and carrying value of $640.1 million and $195.1 million at September 30, 2008 and December 31, 2007, respectively.

Strategic Investments

We hold investments in equity securities of certain publicly traded companies. In the three and nine months ended September 30, 2008, we recognized $2.5 million and $6.1 million, respectively, in charges for the impairment of strategic investments that were deemed to be other-than-temporary. In the nine months ended September 30, 2007, we recognized no charges for the impairment of strategic investments that were deemed to be other-than-temporary.

Non-Marketable Securities

We hold investments in equity securities of certain privately held biotechnology companies and biotechnology oriented venture capital investments. The carrying value of these investments as of September 30, 2008 and December 31, 2007, was $67.9 million and $52.4 million, respectively. These investments are included in investments and other assets on the accompanying consolidated balance sheets.

In the three months ended September 30, 2008, we recorded $2.2 million in unrealized gains due to increases in the fair value of the investments and $0.3 million in charges for the impairment of investments

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that were determined to be other-than-temporary. In the nine months ended September 30, 2008, we recorded $2.6 million in unrealized losses due to declines in the fair value of the investments and $1.3 million in charges for the impairment of investments that were determined to be other-than-temporary. In the three and nine months ended September 30, 2007, we recorded $0.5 million and $0.9 million in impairment losses.

Securities Lending

We loan certain securities from our portfolio to other institutions. Such securities are classified as loaned securities on the accompanying consolidated balance sheet. Collateral for the loaned securities, consisting of cash or other assets, is maintained at a rate of approximately 102% of the market value of each loaned security. We held cash as collateral in the amount of $178.1 million and $208.2 million as of September 30, 2008 and December 31, 2007, respectively. The cash collateral is recorded as cash collateral received for loaned securities on the consolidated balance sheet. We have a current obligation to return the collateral, which is reflected as collateral payable on loaned securities on the accompanying consolidated balance sheet. Income received from lending securities is recorded in other income (expense), net.

Forward Contracts and Interest Rate Swaps

We have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts in effect at September 30, 2008 have durations of one to nine months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income. Realized gains and losses for the effective portion are recognized with the completion of the underlying hedge transaction. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.

The notional settlement amount of the foreign currency forward contracts outstanding at September 30, 2008 was approximately $132.8 million. These contracts had an aggregate fair value of $5.7 million, representing an unrealized gain, and were included in other current assets at September 30, 2008. The notional settlement amount of the foreign currency forward contracts outstanding at December 31, 2007 was approximately $409.2 million. These contracts had an aggregate fair value of $6.4 million, representing an unrealized loss, and were included in other current liabilities at December 31, 2007.

For our foreign currency forward contracts, in the three and nine months ended September 30, 2008, there was $1.3 million and $2.4 million, respectively, recognized in earnings as a loss due to hedge ineffectiveness. In the three and nine months ended September 30, 2007, there was $2.0 million and $2.6 million recognized in earnings as a loss due to hedge ineffectiveness. We recognized $2.3 million and $20.0 million of losses in product revenue for the settlement of certain effective cash flow hedge instruments for the three and nine months ended September 30, 2008 as compared to $3.8 million and $4.9 million in product revenue for the three and nine months ended September 30, 2007. These settlements were recorded in the same period the related forecasted transactions affected earnings.

In connection with the issuance of our Senior Notes in March 2008, as described in Note 7, Indebtedness, we entered into interest rate swaps at the issuance of the Senior Notes and during the second quarter of 2008 with a total aggregate notional amount of $550.0 million, which expire in March 2018. These interest rate swaps have been designated as fair value hedges and are being used to manage our exposure to changes in interest rates. These swaps have the effect of changing $550.0 million of our fixed rate debt to variable rate debt, as we receive a fixed rate and pay a floating rate. In the three and nine months ended September 30, 2008, we recognized a net gain of $1.3 million and a net loss of $3.6 million, respectively, in earnings due to hedge ineffectiveness. The fair value of these swaps at September 30, 2008, which incorporates counter party credit risk, is included in other assets and other liabilities was $2.6 million and $1.9 million, respectively, net of accrued interest.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Indebtedness

Notes payable consists of the following (in millions):

	September 30,	December 31,
	2008	2007

Current portion:
Term loan facility	$—	$1,500.0
20-year subordinated convertible promissory notes, due 2019 at 5.5%	—	0.2
Note payable to Fumedica	10.2	10.3
Other	—	0.6

	$10.2	$1,511.1

Non-current portion:
6.000% Senior Notes due 2013	$449.5	$—
6.875% Senior Notes due 2018	550.1	—
Note payable to Fumedica	25.9	34.3
Credit line from Dompé	16.9	17.5

	$1,042.4	$51.8

On March 4, 2008, we issued $450.0 million aggregate principal amount of 6.0% Senior Notes due March 1, 2013 and $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 at 99.886% and 99.184% of par, respectively. The discount will be amortized as additional interest expense over the period from issuance through maturity. These notes are senior unsecured obligations. Interest on the notes is payable March 1 and September 1 of each year. The notes may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. The notes contain a change of control provision that may require us to purchase the notes under certain circumstances. There is also an interest rate adjustment feature that requires us to increase the interest rate on the notes if the rating on the notes declines below investment grade. Offering costs of approximately $8.0 million have been recorded as debt issuance costs on our consolidated balance sheet and will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Additionally, in connection with this issuance, we entered into interest rate swaps, as further described in Note 6, Financial Instruments. The carrying value of the 6.875% Senior Notes due in 2018 has increased by approximately $4.4 million related to the interest rate swap.

We used the proceeds of this borrowing, along with cash and the proceeds from the liquidation of marketable securities, to repay the $1,500.0 million term loan facility we had entered into in July 2007 in connection with the funding of our June 2007 common stock tender offer.

In June 2007, we entered into a five-year $400.0 million Senior Unsecured Revolving Credit Facility, which we may use for future working capital and general corporate purposes. The bankruptcy of Lehman Brothers Holdings Inc. has eliminated their $40 million portion of the credit facility, thereby reducing the availability of the credit facility to $360 million. This credit facility bears interest at a rate of LIBOR plus 45 basis points. The terms of this revolving credit facility include various covenants, including financial covenants that require us to not exceed a maximum leverage ratio and under certain circumstances, an interest coverage ratio. As of September 30, 2008, we were in compliance with these covenants and there were no borrowings under this credit facility.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Comprehensive Income

The activity in comprehensive income, net of income taxes, was as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$206.8	$119.4	$576.5	$437.0
Translation adjustments	(101.8)	25.8	(47.2)	36.9
Unfunded status of pension and post retirement benefit plan	(0.2)	—	—	—
Net unrealized gains (losses) on available-for-sale marketable securities, net of tax of $(0.7) million, $2.6 million, $2.6 million and $2.0 million, respectively	1.3	(4.7)	(6.3)	(3.2)
Net unrealized gains (losses) on foreign currency forward contracts, net of tax of $7.6 million, $3.0 million, $4.5 million, and $4.3 million, respectively	13.0	(5.1)	7.7	(7.4)

Total comprehensive income	$119.1	$135.4	$530.7	$463.3

9.	Earnings per Share

Basic and diluted earnings per share are calculated as follows (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator:
Net income	$206.8	$119.4	$576.5	$437.0
Adjustment for net income allocable to preferred shares	(0.4)	(0.2)	(1.0)	(0.6)

Net income used in calculating basic and diluted earnings per share	$206.4	$119.2	$575.5	$436.4

Denominator:
Weighted average number of common shares outstanding	291.4	289.0	292.6	323.0
Effect of dilutive securities:
Stock options and ESPP	1.1	2.7	1.6	2.1
Restricted stock units	1.4	1.3	1.2	0.8
Performance-based restricted stock units	—	—	—	0.1
Restricted stock awards	—	0.4	0.1	0.5
Convertible promissory notes	—	—	—	0.2

Dilutive potential common shares	2.5	4.4	2.9	3.7

Shares used in calculating diluted earnings per share	293.9	293.4	295.5	326.7

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts were not included in the calculation of net income per share because their effects were anti-dilutive (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator:
Net income allocable to preferred shares	$0.4	$0.2	$1.0	$0.6
Denominator:
Stock options	6.7	7.6	6.4	10.5
Time-vested restricted stock units	1.8	0.1	1.4	0.1
Convertible preferred stock	0.5	0.5	0.5	0.5

Total	9.0	8.2	8.3	11.1

10.	Share-Based Payments

In the three and nine months ended September 30, 2008 and 2007, share-based compensation expense reduced our results of operations as follows (in millions, except for earnings per share):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	Effect on		Effect on
	Net Income		Net Income

Income before income taxes	$36.7	$31.8	$104.3	$91.2
Tax effect	(11.4)	(9.9)	(32.2)	(27.8)

Net income	$25.3	$21.9	$72.1	$63.4

Basic earnings per share	$0.09	$0.08	$0.25	$0.20
Diluted earnings per share	$0.09	$0.07	$0.24	$0.19

Share-based compensation expense and cost in the three and nine months ended September 30, 2008 and 2007 is as follows (in millions):

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Stock	Restricted Stock		Stock	Restricted Stock
	Options	and Restricted		Options	and Restricted
	& ESPP	Stock Units	Total	& ESPP	Stock Units	Total

Research and development	$2.4	$11.6	$14.0	$3.5	$9.7	$13.2
Selling, general and administrative	5.5	19.0	24.5	6.0	13.7	19.7

Total	$7.9	$30.6	$38.5	$9.5	$23.4	$32.9

Capitalized share-based compensation costs			(1.8)			(1.1)

Share-based compensation expense			$36.7			$31.8

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Stock	Restricted Stock		Stock	Restricted Stock
	Options	and Restricted		Options	and Restricted
	& ESPP	Stock Units	Total	& ESPP	Stock Units	Total

Research and development	$6.2	$39.6	$45.8	$9.5	$27.3	$36.8
Selling, general and administrative	12.7	51.3	64.0	17.5	40.1	57.6

Total	$18.9	$90.9	$109.8	$27.0	$67.4	$94.4

Capitalized share-based compensation costs			(5.5)			(3.2)

Share-based compensation expense			$104.3			$91.2

Stock Options

In February of 2008 and 2007, we made our annual awards of stock options. Approximately one million stock options were awarded as part of the annual award in each of February 2008 and 2007 at exercise prices of $60.56 per share and $49.31 per share, respectively.

The fair values of the stock option grants awarded in the nine months ended September 30, 2008 and 2007 were estimated as of the date of grant using a Black-Scholes option valuation model that used the following weighted-average assumptions:

	Nine Months
	Ended
	September 30,
	2008	2007

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	34.4%	33.6%
Risk-free interest rate	2.47%	4.50%
Expected option life in years	5.10	4.87
Per share grant-date fair value	$21.12	$18.36

Time-Vested Restricted Stock Units

In February of 2008 and 2007, we made our annual awards of time-vested restricted stock units, or RSUs. Approximately 2.3 million RSUs were awarded as part of the annual grant in each of February 2008 and 2007 at grant date fair values of $60.56 per share and $49.31 per share, respectively.

Performance-Based Restricted Stock Units

In June 2006, we committed to grant 120,000 performance-based RSUs to an executive. The first tranche of 30,000 RSUs was granted in January 2007 and the remaining 90,000 were granted in June 2007. These tranches are subject to performance conditions established at the time of grant. In February 2008, 27,000 of the first tranche of RSUs vested and was converted into shares of common stock, while the remaining 3,000 RSUs of the tranche expired unvested. The total grant of 120,000 RSUs is being recognized as compensation expense, adjusted as necessary, over the requisite service period of four years as if it were multiple awards, in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, or FIN 28.

Employee Stock Purchase Plan

In the three months ended September 30, 2008 and 2007, 0.1 million and 0.1 million shares, respectively, were issued under the employee stock purchase plan, or ESPP. In the nine months ended September 30, 2008

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2007, 0.4 million and 0.4 million shares, respectively, were issued under the ESPP. In the three months ended September 30, 2008 and 2007, we recorded approximately $3.0 million and $2.4 million, respectively, of stock compensation charges related to the ESPP. In the nine months ended September 30, 2008 and 2007, we recorded approximately $4.6 million and $3.6 million, respectively, of stock compensation charges related to the ESPP.

11.	Income Taxes

Tax Rate

Our effective tax rate was 35.6% on pre-tax income for the three months ended September 30, 2008, compared to 31.4% for the comparable period in 2007. Our effective tax rate was 32.9% on pre-tax income for the nine months ended September 30, 2008, compared to 29.0% for the comparable period in 2007. The effective tax rate in 2008 was unfavorably impacted by a higher proportion of income subject to US taxes and enactment of an amendment to Massachusetts tax laws which will increase payments on timing items which become taxable after January 1, 2009.

A reconciliation of the U.S. federal statutory tax rate to the effective tax rate for the three and nine months ended September 30, 2008 and 2007, respectively, is as follows:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Statutory Rate	35.0%	35.0%	35.0%	35.0%
State Taxes	4.4	4.1	3.0	2.5
Foreign Taxes	(7.4)	(7.7)	(9.0)	(7.7)
Credits and net operating loss utilization	1.1	(2.3)	0.1	(2.5)
Other	(1.3)	(0.6)	(0.8)	(2.6)
Fair Value Adjustment	3.8	3.0	3.6	3.1
IPR&D	—	(0.1)	1.0	1.2

	35.6%	31.4%	32.9%	29.0%

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Other Income (Expense), Net

Total other income (expense), net, consists of the following (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Interest income	$16.8	$18.8	$55.0	$80.1
Minority interest	(1.0)	29.0	(5.2)	25.0
Interest expense	(8.1)	(19.6)	(37.6)	(21.9)
Other, net	(32.4)	16.7	(42.0)	15.0

Total other income (expense), net	$(24.7)	$44.9	$(29.8)	$98.2

In the three months ended September 30, 2008, the principal components of other, net, included losses on foreign currency of $1.8 million and impairments of and net realized losses on the sales of marketable securities of $23.8 million, as further described in Note 6 “Financial Instruments”. In the three months ended September 30, 2007, the principal components of other, net included gain on sale of land of $7.1 million and net realized gains on sales of strategic investments of $11.0 million, offset by net realized losses on sales of marketable securities of $0.7 million.

In the nine months ended September 30, 2008, the principal components of other, net, included net impairments on strategic investments of $10.7 million, losses on foreign currency of $2.8 million and hedge ineffectiveness of $2.5 million, impairments of and net realized losses on the sale of marketable securities of $23.1 million, as further described in Note 6 “Financial Instruments”. In the nine months ended September 30, 2007, the principal components of other, net, included net realized losses on sales of marketable securities of $7.1 million, offset by net realized gains on our strategic investments of $19.0 million and gain on sale of land of $7.1 million.

13.	Litigation

We, along with William H. Rastetter, our former Executive Chairman, James C. Mullen, our Chief Executive Officer, Peter N. Kellogg, our former Chief Financial Officer, William R. Rohn, our former Chief Operating Officer, Burt A. Adelman, our former Executive Vice President, Portfolio Strategy, and Thomas J. Bucknum, our former General Counsel are defendants in a consolidated purported class action lawsuit, captioned Brown v Biogen Idec., et al (“Brown”), first filed in the U.S. District Court for the District of Massachusetts on March 2, 2005. The action is purportedly brought on behalf of all purchasers of our publicly-traded securities between February 18, 2004 and February 25, 2005. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs allege that the defendants made materially false and misleading statements regarding potentially serious side effects of TYSABRI in order to gain accelerated approval from the FDA for the product’s distribution and sale. The plaintiffs allege that these statements harmed the purported class by artificially inflating our stock price during the purported class period and that our insiders benefited personally from the inflated price by selling our stock. The plaintiffs seek unspecified damages, as well as interest, costs and attorneys’ fees. On September 14, 2007, the District Court entered an Order allowing the Motions to Dismiss of all defendants. That decision was affirmed on August 7, 2008 by the United Stated Court of Appeals for the First Circuit. We do not anticipate further action in this matter.

On October 4, 2004, Genentech, Inc. received a subpoena from the U.S. Department of Justice requesting documents related to the promotion of RITUXAN. We market RITUXAN in the U.S. in collaboration with Genentech. Genentech has disclosed that it is cooperating with the associated investigation, and that it has been advised the investigation is both civil and criminal in nature. We are cooperating with the

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. Department of Justice in its investigation of Genentech. The potential outcome of this matter and its impact on us cannot be determined at this time.

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

Along with several other major pharmaceutical and biotechnology companies, we were also named as a defendant in a lawsuit filed by the Attorney General of Arizona in the Superior Court of the State of Arizona and transferred to the MDL proceedings. The complaint, as amended on March 13, 2007, is brought on behalf of Arizona consumers and other payors for drugs, and alleges that the defendants violated the state consumer fraud statute by fraudulently reporting the Average Wholesale Price for certain drugs covered by various private and public insurance mechanisms and by marketing these drugs to providers based on the providers’ ability to collect inflated payments from third-party payors. Biogen Idec and other defendants have filed a motion to dismiss the complaint, which is pending. On December 26, 2007, Biogen Idec and other defendants agreed to participate in mediation. Mediation is underway. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote,” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and intend vigorously to defend the case.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On June 17, 2006, Biogen Idec filed a Demand for Arbitration against Genentech, Inc. with the American Arbitration Association (“AAA”), which Demand was amended on December 5, 2006 and on January 29, 2008. In the Demand, Biogen Idec alleged that Genentech breached the parties’ Amended and Restated Collaboration Agreement dated June 19, 2003 (the “Collaboration Agreement”), by failing to honor Biogen Idec’s contractual right to participate in strategic decisions affecting the parties’ joint development and commercialization of certain pharmaceutical products, including humanized anti-CD20 antibodies. Genentech filed an Answering Statement in response to Biogen Idec’s Demand in which Genentech denied that it had breached the Collaboration Agreement and alleged that Biogen Idec had breached the Collaboration Agreement. In its Answering Statement, Genentech also asserted for the first time that the November 2003 transaction in which Idec Pharmaceuticals acquired Biogen and became Biogen Idec was a change of control under the Collaboration Agreement, a position with which we disagree strongly. It is our position that the Biogen Idec merger did not constitute a change of control under the Collaboration Agreement and that, even if it did, Genentech’s rights under the change of control provision, which must be asserted within ninety (90) days of the change of control event, have long since expired. We intend to vigorously assert that position if Genentech persists in making this claim. The hearing commenced on September 15, 2008 and is scheduled to conclude in December, 2008. We anticipate a decision during the first half of 2009. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote,” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to Genentech’s allegations in the arbitration and intend vigorously to defend against these allegations.

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

On December 4, 2007, Statement of Financial Accounting Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51, or SFAS 160, was issued. This Standard changes the accounting for and reporting of noncontrolling interests (formerly known as minority interests) in consolidated financial statements. This Standard is effective January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS 160. We do not expect the adoption of this standard to have a material impact on our financial statements or our results of operations.

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

On May 5, 2008, Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162, was issued. This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. We do not expect the adoption of this standard to have a material impact on our financial statements or our results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

In addition to historical information, this report contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. These forward-looking statements do not relate strictly to historical or current facts and they may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “target,” “may,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding the anticipated level of future product sales, royalty revenues, expenses, contractual obligations, regulatory approvals, our long-term growth, the development and marketing of additional products, the impact of competitive products, the incidence or anticipated outcome of pending or anticipated litigation, patent-related proceedings, tax assessments and other legal proceedings, our effective tax rate for future periods, our ability to finance our operations and meet our manufacturing needs, the completion of our manufacturing facility in Hillerod, Denmark, liquidity, and our plans to spend additional capital on external business development and research opportunities. Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed in the section entitled “Risk Factors” in Part II of this report and elsewhere in this report. Forward-looking statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated). Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

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

Executive Overview

Results for the first nine months of 2008 included total revenue of $3,028.6 million, net income of $576.5 million and diluted net income per share of $1.95. These results reflect continued growth in TYSABRI revenue, an increase in RITUXAN revenues from an unconsolidated joint business arrangement as well as the impact of price increases on our AVONEX product. The effect of the increase in revenue was partially offset by an increase in research and development expense due to clinical trials and other projects, and an increase in selling, general and administrative expense related to increased personnel to support the ongoing AVONEX sales and TYSABRI growth and realized losses and impairments of $24.7 million in our marketable securities portfolio primarily related to mortgage and asset backed securities. In July 2008, we disclosed two confirmed cases of progressive multifocal leukoencephalopathy (PML), a known side effect, in patients taking TYSABRI. These patients were the first two confirmed cases of PML reported to us since the reintroduction of TYSABRI in the U.S. and approval in the EU in July 2006. We continue to monitor the growth of TYSABRI in light of these results.

Results of Operations

Revenues (in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007

Product sales
U.S.	$380.5	34.9%	$297.4	37.7%	$1,084.8	35.8%	$883.8	38.8%
Rest of world	377.7	34.6%	232.2	29.4%	1,023.0	33.8%	648.8	28.5%

Total product sales	758.2	69.5%	529.6	67.1%	2,107.8	69.6%	1,532.6	67.3%
Unconsolidated joint business	298.9	27.3%	234.6	29.7%	825.0	27.2%	672.4	29.5%
Royalties	35.2	3.2%	23.5	3.0%	87.3	2.9%	69.2	3.0%
Corporate partner	0.6	—%	1.5	0.2%	8.5	0.3%	4.1	0.2%

Total revenues	$1,092.9	100.0%	$789.2	100.0%	$3,028.6	100.0%	$2,278.3	100.0%

Product Revenues (in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007

AVONEX	$573.5	75.6%	$454.9	85.9%	$1,636.8	77.7%	$1,365.4	89.1%
TYSABRI	171.1	22.6%	62.9	11.9%	433.0	20.5%	140.2	9.1%
FUMADERM	11.1	1.5%	7.4	1.4%	32.8	1.6%	12.5	0.8%
ZEVALIN	2.5	0.3%	4.4	0.8%	5.0	0.2%	14.2	0.9%
AMEVIVE	—	—%	—	—%	0.2	—%	0.3	0.1%

Total product revenues	$758.2	100.0%	$529.6	100.0%	$2,107.8	100.0%	$1,532.6	100.0%

Cost of Sales, excluding Amortization of Intangibles (in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007

Cost of product revenues	$106.3	98.8%	$80.6	98.8%	$297.2	98.8%	$244.6	98.8%
Cost of royalty revenues	1.2	1.2%	1.0	1.2%	3.6	1.2%	3.0	1.2%

Cost of sales, excluding amortization of intangibles	$107.5	100.0%	$81.6	100.0%	$300.8	100.0%	$247.6	100.0%

During the three months ended September 30, 2008 and 2007, we wrote-down $12.6 million and $4.7 million, respectively, in unmarketable inventory, which was charged to cost of sales. During the nine months ended September 30, 2008 and 2007, we wrote-down $22.5 million and $19.6 million, respectively, in unmarketable inventory, which was charged to cost of sales.

AVONEX

Revenues from AVONEX in the three and nine months ended September 30, 2008 and 2007 were as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007

AVONEX
U.S.	$321.9	56.1%	$266.4	58.6%	$935.9	57.2%	$806.1	59.0%
Rest of World	251.6	43.9%	188.5	41.4%	700.9	42.8%	559.3	41.0%

Total AVONEX revenues	$573.5	100.0%	$454.9	100.0%	$1,636.8	100.0%	$1,365.4	100.0%

In the three months ended September 30, 2008, compared to the three months ended September 30, 2007, U.S. sales of AVONEX increased $55.5 million, or 20.8%, due to price increases, partially offset by decreased product demand. In the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, U.S. sales of AVONEX increased $129.8 million, or 16.1%, due to price increases, partially offset by a decreased product demand.

In the three months ended September 30, 2008, compared to the three months ended September 30, 2007, Rest of World sales of AVONEX increased $63.1 million, or 33.5% primarily due to increased unit shipments and the impact of exchange rates. In the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, Rest of World sales of AVONEX increased $141.6 million, or 25.3%, due to increased unit shipments and the impact of exchange rates.

We are facing increasing competition in the multiple sclerosis, or MS, marketplace in both the U.S. and Rest of World from existing and new MS treatments, including TYSABRI, which may have a negative impact on sales of AVONEX. We expect future sales of AVONEX to be dependent, to a large extent, on our ability to compete successfully with the products of our competitors.

TYSABRI

Revenues from TYSABRI for the three and nine months ended September 30, 2008 and 2007 were as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007

TYSABRI
U.S.	$56.2	32.8%	$28.1	44.7%	$144.0	33.3%	$67.4	48.1%
Rest of World	114.9	67.2%	34.8	55.3%	289.0	66.7%	72.8	51.9%

Total TYSABRI revenues	$171.1	100.0%	$62.9	100.0%	$433.0	100.0%	$140.2	100.0%

In the three months ended September 30, 2008, compared to the three months ended September 30, 2007, sales of TYSABRI increased $108.2 million, or 172.0%, and in the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, sales of TYSABRI increased $292.8 million, or 208.8%. These increases are primarily due to an increase in patients using TYSABRI in both the U.S. and Rest of World. Net sales of TYSABRI from our collaboration partner, Elan, to third-party customers in the U.S. for the three months ended September 30, 2008 and 2007 were $121.5 million and $58.5 million, respectively. Net sales of TYSABRI to third-party customers in the U.S. for the nine months ended September 30, 2008 and 2007 were $307.0 million and $141.1 million, respectively. We recognize revenue for sales of TYSABRI in the U.S. upon Elan’s shipment of the product to third party customers. We recognize revenue for sales of TYSABRI outside the U.S. at the time of product delivery to our customers. In July 2008, we disclosed two confirmed cases of PML, a known side effect, in patients taking TYSABRI. These patients were the first two confirmed cases of PML reported to us since the reintroduction of TYSABRI in the U.S. and approval in the EU in July 2006. We continue to monitor the growth of TYSABRI in light of these results. During the three months ended September 30, 2008, pursuant to our collaboration agreement with Elan, Elan paid us a $75 million milestone payment in order to maintain the current profit sharing split. We will recognize this $75 million as product revenue in our consolidated statement of income over the term of our agreement with Elan on a units of revenue method, whereby the revenue recognized is based on the ratio of units shipped in the current period over the total units expected to be shipped over the collaboration. We have recognized $0.6 million of this milestone as revenue in the three months ended September 30, 2008. Based on the expected TYSABRI sales levels for the fourth quarter of 2008, we anticipate that Elan will have the option to pay us a second milestone payment of $50M in the first quarter of 2009 in order to maintain the current profit sharing split.

FUMADERM

In connection with our June 2006 acquisition of Fumapharm, we began recognizing revenue on sales of FUMADERM to our distributor, Fumedica, in July 2006. In December 2006, we acquired the right to distribute FUMADERM in Germany from Fumedica effective May 1, 2007. In connection with the acquisition of the FUMADERM distribution rights in Germany, we committed to the repurchase of any inventory Fumedica did not sell by May 1, 2007. As a result of this provision, we deferred the recognition of revenue on shipments made to Fumedica through April 30, 2007. We resumed recognizing revenue on sales of FUMADERM into the German market in May 2007. Accordingly, we recognized no revenue of FUMADERM through April 30, 2007. For the three months ended September 30, 2008 and 2007, we recognized $11.1 million and $7.4 million, respectively, of sales of FUMADERM. For the nine months ended September 30, 2008 and 2007, we recognized $32.8 million and $12.5 million, respectively, of sales of FUMADERM.

ZEVALIN

In the three months ended September 30, 2008, compared to the three months ended September 30, 2007, sales of ZEVALIN decreased from $4.4 million to $2.5 million, due to the sale of the rights to market, sell, manufacture and develop ZEVALIN in the U.S. to CTI during the fourth quarter of 2007.

In the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, sales of ZEVALIN decreased from $14.2 million to $5.0 million, primarily due to the sale of the rights to market, sell, manufacture and develop ZEVALIN in the U.S. to CTI during the fourth quarter of 2007.

Unconsolidated Joint Business Revenue

Revenues from unconsolidated joint business, which consist of our share of pre-tax copromotion profits pursuant to our collaboration agreement with Genentech, Inc., or Genentech, and reimbursement by Genentech of our RITUXAN related expenses as well as royalty revenue, consist of the following (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Copromotion profits	$192.2	$156.3	$527.9	$446.3
Reimbursement of selling and development expenses	16.7	15.3	45.4	44.4
Royalty revenue on sales of RITUXAN outside the U.S.	90.0	63.0	251.7	181.7

	$298.9	$234.6	$825.0	$672.4

Copromotion profits consist of the following (in millions):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007

Product revenues, net	$655.4	$572.4	$1,910.8	$1,689.2
Costs and expenses	182.3	181.6	586.1	560.9

Copromotion profits	$473.1	$390.8	$1,324.7	$1,128.3

Biogen Idec’s share of copromotion profits	$192.2	$156.3	$527.9	$446.3

For the three months ended September 30, 2008, compared to the three months ended September 30, 2007, our share of copromotion profits increased $35.9 million, or 23.0%, due principally to higher sales of RITUXAN. For the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, our share of copromotion profits increased $81.6 million, or 18.3%, due principally to higher sales of RITUXAN. Effective October 1, 2008, the end user price of RITUXAN increased 2.75%.

Our royalty revenue on sales of RITUXAN outside the U.S. is based on net sales by F. Hoffman-LaRoche Ltd., or Roche, and Zenyaku Kogyo Co. Ltd., or Zenyaku, to third-party customers and is recorded on a cash basis. For the three months ended September 30, 2008, compared to the three months ended September 30, 2007, royalty revenue on sales of RITUXAN outside the U.S. increased $27.0 million, or 42.9%, due primarily to increased sales outside the U.S., reflecting greater market penetration, as well as the impact of foreign exchange. For the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, royalty revenue on sales of RITUXAN outside the U.S. increased $70.0 million, or 38.5%, due primarily to increased sales outside the U.S., reflecting greater market penetration, as well as the impact of foreign exchange.

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

Under our collaboration agreement with Genentech, we will receive a lower royalty percentage of revenue from Genentech on sales by Roche and Zenyaku of new anti-CD20 products, as compared to the royalty percentage of revenue on sales of RITUXAN. The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. For the majority of European countries, the first commercial sale of RITUXAN occurred in the second half of 1998. Therefore, we expect a significant decrease in royalty revenues on sales of RITUXAN outside the US beginning in the latter half of 2009.

Other Revenues

Other revenues for the three and nine months ended September 30, 2008 and 2007 were as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007

Royalties	$35.1	98.3%	$23.5	94.0%	$87.3	91.1%	$69.2	94.4%
Corporate partner	0.6	1.7%	1.5	6.0%	8.5	8.9%	4.1	5.6%

Other revenues	$35.7	100.0%	$25.0	100.0%	$95.8	100.0%	$73.3	100.0%

In the three months ended September 30, 2008, compared to the three months ended September 30, 2007, royalties increased $11.6 million, or 49.4%. Increased royalties of $14.8 million were primarily related to increased sales of products licensed by The Medicines Company and GlaxoSmithKline, as well as an increased royalty rate on products licensed by Schering-Plough Corporation. These increases were partially offset by a $3.2 million decrease, which was primarily due to the expiration of a license agreement with Plant Genetics, as well as decreased sales on products licensed by Merck and Co., Inc.

In the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, royalties increased $18.1 million, or 26.2%. Increased royalties of $26.2 million were primarily related to increased sales of products licensed by The Medicines Company and GlaxoSmithKline, as well as an increased royalty rate on products licensed by Schering-Plough Corporation. These increases were partially offset by a $8.1 million decrease, which was primarily due to the expiration of a license agreement with Shionogi and Co., Ltd., as well as decreased sales on products licensed by Merck and Co., Inc.

Royalty revenues may fluctuate as a result of sales levels of products sold by our licensees from quarter to quarter due to the timing and extent of major events such as new indication approvals, government-sponsored programs, or loss of patent protection.

Corporate partner revenues consist of contract revenues and license fees.

Research and Development Expenses

Research and development expenses totaled $268.8 million and $286.3 million in the three months ended September 30, 2008 and 2007, respectively, a decrease of $17.5 million, or 6.1%. The decrease is primarily due to lower Lixivaptan expenses of $46.5 million because of a $50.0 million upfront collaboration payment made to Cardiokine in Q3 2007. This decrease was offset by $29.0 million increase driven primarily by the BG-12, Anti-CD23 and Adentri programs.

Research and development expenses totaled $779.3 million and $695.9 million in the nine months ended September 30, 2008 and 2007, respectively, an increase of $83.4 million, or 12.0%. The net increase is primarily due to $22.4 million increase for BG-12, $17.7 million increase for Anti CD23, $14.9 million increase for our BART collaboration with Neurimmune and a $11.5 million increase for Adentri. The balance of the net increase related to other R&D programs including Rituxan, HSP90, Avonex, Baminercept and BIIB014. These increases were offset by a decrease in expense for Lixivaptan, Tysabri and Zevalin projects.

We anticipate that Research and development expenses in 2008 will continue to be higher than in 2007.

In-Process Research and Development, or IPR&D

In the nine months ended September 30, 2008, we recorded an IPR&D charge of $25.0 million related to a HSP90-related milestone payment made to the former shareholders of Conforma, pursuant to our acquisition of Conforma in 2006. Through September 30, 2008, research and development expenditures related to in-process research and development projects acquired in prior years are $36.3 million, $54.5 million and $135.9 million related to Syntonix Pharmaceuticals, Inc., or Syntonix, Conforma and Fumapharm, respectively. In the nine months ended September 30, 2007 we recorded an IPR&D charge of $18.4 million, related to the acquisition of Syntonix and approximately $30 million related to our collaboration with Cardiokine Biopharma LLC.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $232.8 million and $190.6 million in the three months ended September 30, 2008 and 2007, respectively, an increase of $42.2 million, or 22.1%. The increase reflects, principally, a $19.8 million increase in international sales and marketing activities, primarily for AVONEX and TYSABRI, a $10.5 million increase in salaries and benefits related to general and administrative personnel and increases in fees and services, including fees related to our proxy contest.

Selling, general and administrative expenses totaled $694.3 million and $582.4 million in the nine months ended September 30, 2008 and 2007, respectively, an increase of $111.9 million, or 19.2%. The increase reflects, principally, a $54.6 million increase in international sales and marketing activities, primarily for AVONEX and TYSABRI, an $34.7 million increase in salaries and benefits related to general and administrative personnel and increases in fees and services, including fees related to our proxy contest.

We anticipate that total selling, general, and administrative expenses in 2008 will continue to be higher than 2007 due to sales and marketing and other general and administrative expenses to support global expansion of AVONEX sales and TYSABRI sales growth.

Collaboration profit (loss) sharing

Payments to or from Elan for their share of collaboration net operating profits or losses, including reimbursement for our portion of third-party royalties Elan pays on behalf of the collaboration, relating to sales outside of the U.S. to effect an equal sharing of operating profit are reflected in the collaboration profit (loss) sharing line in our consolidated statement of income. For the three months ended September 30, 2008 and 2007, the collaboration profit (loss) sharing was $43.5 million and 5.8 million, respectively. For the nine months ended September 30, 2008 and 2007, the collaboration profit (loss) sharing was $98.4 million and 0.2 million, respectively. The year-over-year increase in the collaboration profit sharing for the three and nine months ended September 30, 2008 was due to the growth in TYSABRI sales outside the U.S. and the resulting growth in the third-party royalties Elan paid on behalf of the collaboration, which were $16.8 million and

$5.2 million for the three months ended September 30, 2008 and 2007, respectively, and $42.0 million and $10.5 million for the nine months ended September 30, 2008 and 2007, respectively. In the prior year, operating costs were greater than profit on sales of TYSABRI outside the U.S.

Amortization of Intangible Assets

Amortization of intangible assets totaled $94.5 million for the three months ended September 30, 2008, compared to $65.7 million in the comparable period in 2007, an increase of $28.8 million, or 43.8%. Amortization of intangible assets totaled $242.1 million for the nine months ended September 30, 2008, compared to $186.6 million in the comparable period in 2007, an increase of $55.5 million, or 29.7%. These changes are primarily due to the changes in the estimate of the future revenue of AVONEX, which serves as the basis for the calculation of economic consumption for core technology that occurred as part of our annual reassessment of amortization expense in the third quarters of 2008 and 2007. The change in the estimate of the future revenue of AVONEX is attributable to the expected impact of competitor products, including our own internal pipeline product candidates.

Income Tax Provision

Tax Rate

Our effective tax rate was 35.6% on pre-tax income for the three months ended September 30, 2008, compared to 31.4% for the comparable period in 2007. Our effective tax rate was 32.9% on pre-tax income for the nine months ended September 30, 2008, compared to 29.0% for the comparable period in 2007. The effective tax rate in the three and nine months ended September 30, 2008 was unfavorably impacted by a higher proportion of income subject to US taxes and enactment of an amendment to Massachusetts tax laws which will increase payments on timing items which become taxable after January 1, 2009. We expect our effective tax rate for the full-year ending December 31, 2008 to be in a range of 31% to 33%, which includes an approximate 1% reduction due to the extension of the federal R&D tax credit enacted into law on October 3, 2008. Additionally, we intend to reorganize our current legal structure and move certain organizational functions prior to 2009. This restructuring will impact our amounts subject to taxation in Denmark and Switzerland. We anticipate these changes in the Massachusetts tax laws and our international structure will have a modest unfavorable impact on our effective tax rate for 2009 and beyond. Future changes in federal, state and international tax laws will likely impact our tax rate. Refer to Note 11, Income Taxes, for a detailed income tax rate reconciliation for the three and nine months ended September 30, 2008 and 2007.

Liquidity and Capital Resources

Financial Condition

Our financial condition is summarized as follows (in millions):

	September 30,	December 31,
	2008	2007

Cash and cash equivalents	$1,010.7	$659.7
Marketable securities — current and non-current	1,093.2	1,456.1

Total cash, cash equivalents and marketable securities	$2,103.9	$2,115.8

Working capital	$1,653.2	$179.2
Outstanding borrowings — current and non-current	$1,052.6	$1,563.0

Our cash and marketable securities at September 30, 2008, are consistent with the balances at December 31, 2007. However, there were several significant cash flow activities including the net repayment of approximately $500 million of indebtedness, as well as $559.8 million used to fund share repurchases and the net impairment of $19.3 million of marketable securities, offset by cash generated from operations of $1.16 billion. In addition, during the nine months ended September 30, 2008, we paid approximately $41.5 million in milestone and other payments pursuant to our research and development programs, including $25.0 million of contingent purchase price in connection with our Conforma acquisition and $8.0 million related to the development of the Beta-Amyloid antibody under our arrangement with Neurimmune Therapeutics AG.

Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and U.S. government instruments and other interest bearing marketable debt instruments in accordance with our investment policy. The value of these securities may be adversely affected by the instability of the global financial markets which could adversely impact our financial position and our overall liquidity.

As of September 30, 2008, we have certain financial assets and liabilities recorded at fair value. In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157, we have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability.

As noted in Note 5, Fair Value Measurements, a majority of our financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued utilizing third party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, and other industry and economic events. We validate the prices provided by our third party pricing services by understanding the models used, obtaining market values from other pricing sources and challenging pricing data in certain instances.

Excluding cash equivalents, the largest portion of our marketable debt securities is comprised of investments that may be sensitive to changes in economic factors such as interest rates or credit spreads. These risks are further described in Part II, Item 1A, “Risk Factors” of this Form 10-Q.

The only assets where we used Level 3 inputs to determine the fair value are our venture capital investments, which represent approximately 0.3% of the total assets at September 30, 2008. The underlying assets in these funds are initially measured at transaction prices and subsequently valued using the pricing of recent financing and/or by reviewing the underlying economic fundamentals and liquidation value of the companies.

We have financed our operating and capital expenditures through cash flows from our operations. We financed our common stock tender offer in July 2007 through the use of debt and existing cash. We expect to finance our current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

See Part II, Item 1A, “Risk Factors” of this Form 10-Q for risk factors that could adversely affect our cash position and ability to fund future operations.

Operating activities

Cash provided by operating activities is primarily driven by our net income. On an ongoing basis, we expect cash provided from operating activities will continue to be our primary source of funds to finance operating needs and capital expenditures. Cash provided by operations was $1,155.2 million and $674.8 million in the nine months ended September 30, 2008 and 2007, respectively. The increase is due to higher earnings, offset by lower non-cash charges and a higher investment in working capital.

Investing activities

Cash provided by investing activities was $99.9 million and $330.1 million in the nine months ended September 30, 2008 and 2007, respectively. This decrease was primarily due to a reduction in net proceeds from our sales and purchases of marketable securities. Purchases of property, plant and equipment totaled $221.9 million in the nine months ended September 30, 2008, as compared to $175.8 million in the nine months ended September 30, 2007. Payments pursuant to acquisitions and licenses were $25.0 million in the nine months ended September 30, 2008, which related to our 2006 acquisition of Conforma, and $92.3 million in the nine months ended September 30, 2007, which related to our acquisition of Syntonix and agreement with Cardiokine Biopharma LLC.

Financing activities

Cash used in financing activities in the nine months ended September 30, 2008 was $902.8 million compared to cash provided of $1,228.9 million in the nine months ended September 30, 2007. The increase in use of cash was due, principally, to the repayment of our term loan facility of $1.5 billion, and the purchase of our common stock of $559.8 million, offset in part by the issuance of long-term debt, net, of $987.0 million, and proceeds of $167.0 million relating to the exercise of stock options and purchases of our stock under our employee stock purchase plan.

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

In June 2007, we also entered into a five-year $400.0 million Senior Unsecured Revolving Credit Facility, which we may use for working capital and general corporate purposes. The bankruptcy of Lehman Brothers Holdings Inc. in September 2008 has eliminated their $40 million portion of the credit facility, thereby reducing the availability of the credit facility to $360 million. As of September 30, 2008, there were no borrowings outstanding under this credit facility.

Working capital

At September 30, 2008, our working capital, which we define as current assets less current liabilities, was $1,653.2 million, as compared to $179.2 million at December 31, 2007, an increase of $1,474 million. This primarily reflects use of cash and cash equivalents and the issuance of long-term debt to repay our short-term loan facility of $1.5 billion.

Commitments

As of September 30, 2008, we have completed the first phase of construction of our large-scale biologic manufacturing facility in Hillerod, Denmark, which included partial completion of a bulk manufacturing component, a labeling and packaging component, and installation of major equipment. We are proceeding with the second phase of the project, including the completion of the large scale bulk manufacturing component and construction of a warehouse. As of September 30, 2008, we had contractual commitments of approximately $240.4 million for the second phase, of which approximately $227 million had been paid. This second phase of the project is expected to be in commercial production in 2010.

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

Share Repurchase Program

In the nine months ended September 30, 2008, we repurchased approximately 9.0 million shares of our common stock for $559.8 million under the share repurchase program that our Board of Directors authorized in October 2006.

Contractual Obligations and Off-Balance Sheet Arrangements

We have funding commitments as of September 30, 2008 of up to approximately $26.6 million as part of our investment in biotechnology-oriented venture capital investments. In addition, we have committed to make potential future milestone payments to third-parties as part of our various collaborations including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of September 30, 2008, such contingencies have not been recorded in our financial statements.

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

The following summarizes our contractual obligations (excluding funding and contingent milestone payments as described above and construction commitments disclosed above under “Commitments”) as of September 30, 2008, including debt issued in March 2008, and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
		Remainder of	2009-	2011-	After
	Total	2008	2010	2012	2012

Non-cancellable operating leases	$104.5	$6.8	$47.0	$32.2	$18.5
Notes payable(1)	1,469.1	15.0	154.1	121.6	1,178.4
Other long-term obligations	8.3	2.4	5.9	—	—

Total contractual cash obligations	$1,581.9	$24.2	$207.0	$153.8	$1,196.9

(1)	Includes estimated interest payable

This table also excludes any liabilities pertaining to uncertain tax positions, as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. In connection with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48, we reclassified approximately $113 million in reserves for uncertain tax positions from current taxes payable to long-term liabilities. At September 30, 2008, we have approximately $129 million of long-term liabilities associated with uncertain tax positions.

Legal Matters

Refer to Note 13, Litigation, for a discussion of legal matters as of September 30, 2008.

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

Our market risks, and the ways we manage them, are summarized in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007. In response to the instability in the global financial markets, we have regularly reviewed our marketable securities holdings and reduced investments deemed to have increased risk. Apart from such adjustments to our investment portfolio, there have been no material changes in the first nine months of 2008 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act) as of September 30, 2008. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2008, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

We have not made any changes in our internal control over financial reporting during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13, Litigation, in “Notes to Consolidated Financial Statements” in Part I of this quarterly report on Form 10-Q, which is incorporated into this item by reference.

Item 1A.	Risk Factors

We are substantially dependent on revenues from our two principal products

Our current and future revenues depend substantially upon continued sales of our two principal products, AVONEX and RITUXAN, which represented approximately 81% of our total revenues for the first nine months of 2008. Any significant negative developments relating to these two products, such as safety or efficacy issues, the introduction or greater acceptance of competing products (including greater than anticipated substitution of TYSABRI for AVONEX) or adverse regulatory or legislative developments, would have a material adverse effect on our results of operations. Although we have developed and continue to develop additional products for commercial introduction, we expect to be substantially dependent on sales from these two products for many years. A decline in sales from either of these two products would adversely affect our business.

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

Achievement of anticipated sales growth of TYSABRI will depend upon its acceptance by the medical community and patients, which cannot be certain given the significant restrictions on use and the significant safety warnings in the label. In July 2008, we disclosed two confirmed cases of progressive multifocal leukoencephalopathy (PML), a known side effect, in patients taking TYSABRI. These patients were the first two confirmed cases of PML reported to us since the reintroduction of TYSABRI in the U.S. and approval in the EU in July 2006. The occurrence of PML or the occurrence of other side effects could harm acceptance and limit TYSABRI sales. Any significant lack or diminution of acceptance of TYSABRI by the medical community or patients would materially and adversely affect our growth and our plans for the future.

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

Adverse safety events can negatively affect our assets, product sales, operations, products in development and stock price

Even after we receive marketing approval for a product, adverse event reports may have a negative impact on our commercialization efforts. Our voluntary withdrawal of TYSABRI from the market in February 2005 following reports of cases of PML resulted in a significant reduction in expected revenues as well as significant expense and management time required to address the legal and regulatory issues arising from the withdrawal, including revised labeling and enhanced risk management programs. Later discovery of safety issues with our products that were not known at the time of their approval by the FDA could cause product liability events, additional regulatory scrutiny and requirements for additional labeling, withdrawal of products from the market and the imposition of fines or criminal penalties. Any of these actions could result in, among other things, material write-offs of inventory and impairments of intangible assets, goodwill and fixed assets. In addition, the reporting of adverse safety events involving our products and public rumors about such events could cause our stock price to decline or experience periods of volatility.

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

If we do not successfully execute our strategy of growth through the acquisition, partnering and in-licensing of products, technologies or companies, our future performance could be adversely affected

In addition to the expansion of our pipeline through spending on internal development projects, we plan to grow through external growth opportunities, which include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. If we are unable to complete or manage these external growth opportunities successfully, we will not be able to grow our business in the way that we currently expect. The availability of high quality opportunities is limited and we are not certain that we will be able to identify suitable candidates or complete transactions on terms that are acceptable to us. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. The availability of such financing is limited by the recent tightening of the global credit markets and the reduction of our revolving credit facility from

$400 million to $360 million as a result of the bankruptcy of Lehman Brothers Holdings Inc. In addition, even if we are able to successfully identify and complete acquisitions, we may not be able to integrate them or take full advantage of them and therefore may not realize the benefits that we expect. If we are unsuccessful in our external growth program, we may not be able to grow our business significantly and we may incur asset impairment charges as a result of acquisitions that are not successful.

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

We rely solely on our manufacturing facility in Research Triangle Park, North Carolina, or RTP, for the production of TYSABRI. We have applied to the FDA and the European Medicines Agency, or the EMEA, for approval of a production process, known as a second generation high-titer process, which has higher yields of TYSABRI than the process we currently use. If we do not obtain approval for that process, to meet anticipated demand for TYSABRI we would need to increase our capital spending to add capacity at our RTP manufacturing facility and at the Hillerod, Denmark facility we are completing. Such an increase in capital spending would affect our business, cash position and results of operations.

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

The current credit and financial market conditions may exacerbate certain risks affecting our business.

Sales of our products are dependent, in large part, on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations. As a result of the current credit and financial market conditions, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, federal and state health authorities may reduce Medicare and

Medicaid reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could negatively affect our product sales and revenue.

In addition, we rely on third parties for several important aspects of our business. For example, we source portions of our product manufacturing to a concentrated group of third-party contractors, we depend upon collaborators for both product and royalty revenue and the clinical development of future collaboration products, we use third-party contract research organizations for many of our clinical trials, and we rely upon several single source providers of raw materials for our products. Due to the recent tightening of global credit and the disruption in the financial markets, there may be a disruption or delay in the performance of our third-party contractors, suppliers or collaborators. If such third parties are unable to satisfy their commitments to us, our business would be adversely affected.

Our investments in marketable securities are significant and are subject to market, interest and credit risk that may reduce their value

We maintain a significant portfolio of investments in marketable securities. Our earnings may be adversely affected by changes in the value of this portfolio. In particular, the value of our investments may be adversely affected by increases in interest rates, downgrades in the corporate bonds included in the portfolio, instability in the global financial markets that reduces the liquidity of securities included in the portfolio, declines in the value of collateral underlying the mortgage- and asset-backed securities included in the portfolio, and by other factors which may result in other than temporary declines in value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. We attempt to mitigate these risks with the assistance of our investment advisors by investing in high quality securities and continuously monitoring the overall risk profile of our portfolio.

We have made a significant investment in constructing a manufacturing facility the success of which depends upon the completion and licensing of the facility and continued demand for our products

We are building a large-scale biologic manufacturing facility in Hillerod, Denmark, in which we have invested approximately $611.0 million. We anticipate that the facility will be ready for commercial production in 2010. If we fail to manage the project, or other unforeseen events occur, we may incur additional costs to complete the project. Depending on the timing of the completion and licensing of the facility, and our other estimates and assumptions regarding future product sales, the carrying value of all or part of the manufacturing facility or other assets may not be fully recoverable and could result in the recognition of an impairment in the carrying value at the time that such effects are identified. The recognition of impairment in the carrying value, if any, could have a material and adverse affect on our results of operations. For example, if the anticipated demand for TYSABRI does not materialize, the carrying values of our Hillerod, Denmark facility could be impaired, which would negatively impact our results of operations.

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

Our operations and marketing practices are also subject to regulation and scrutiny by the governments of the other countries in which we operate. In addition, the Foreign Corrupt Practices Act, or FCPA, prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. In many countries, the healthcare professionals we regularly interact with meet the definition of a foreign official for purposes of the FCPA. Additionally, we are subject to other U.S. laws in our international operations. Failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, and the imposition of civil or criminal sanctions.

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

Our operating results are subject to significant fluctuations

Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the timing of charges and expenses that we may take. In recent periods, for instance, we have recorded charges that include:

•	acquired in-process research and development at the time we make an acquisition;

•	impairments that we are required to take with respect to investments;

•	impairments that we are required to take with respect to fixed assets, including those that are recorded in connection with the sale of fixed assets;

•	inventory write-downs for failed quality specifications, charges for excess or obsolete inventory and charges for inventory write downs relating to product suspensions; and

•	the cost of restructurings.

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

There has been, and we expect that there may continue to be, significant litigation in the industry regarding patents and other intellectual property rights. Litigation and administrative proceedings concerning patents and other intellectual property rights may be protracted, expensive and distracting to management. Competitors may sue us as a way of delaying the introduction of our products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time consuming and could harm our business. We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope or noninfringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights, or, conversely, hinder our ability to manufacture and market our products.

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

Several aspects of our corporate governance and our collaboration agreements may discourage a third party from attempting to acquire us

Several factors might discourage a takeover attempt that could be viewed as beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example:

•	we are subject to Section 203 of the Delaware General Corporation Law, which provides that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in Section 203;

•	our stockholder rights plan is designed to cause substantial dilution to a person who attempts to acquire us on terms not approved by our board of directors;

•	our board of directors has the authority to issue, without a vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of common stock;

•	our collaboration agreement with Elan provides Elan with the option to buy the rights to TYSABRI in the event that we undergo a change of control, which may limit our attractiveness to potential acquirers;

•	our amended and restated collaboration agreement with Genentech provides that, in the event we undergo a change of control, within 90 days Genentech may present an offer to us to purchase our rights to RITUXAN. In an arbitration proceeding brought by Biogen Idec relating to the collaboration agreement, Genentech alleged that the November 2003 transaction in which Idec Pharmaceuticals acquired Biogen and became Biogen Idec constituted such a change of control, an assertion with which we strongly disagree. It is our position that the Biogen Idec merger did not constitute a change of control under our agreement with Genentech and that, even if it did, Genentech’s rights under the change of control provision have long since expired. We continue to vigorously assert this position. If the arbitrators decide this issue in favor of Genentech, or if a change of control were to occur in the future and Genentech were to present an offer for the RITUXAN rights, we must either accept Genentech’s offer or purchase Genentech’s rights to RITUXAN on the same terms as its offer. If Genentech presents such an offer, then they will be deemed concurrently to have exercised a right, in exchange for a share in the operating profits or net sales in the U.S. of any other anti-CD 20 products developed under the agreement, to purchase our interest in each such product.

•	our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year; and

•	advance notice is required for nomination of candidates for election as a director and for proposals to be brought before an annual meeting of stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 13, 2006 the Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock will provide us with authorized shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program does not have an expiration date. We publicly announced the repurchase program in our press release dated October 31, 2006, which was furnished to the SEC as Exhibit 99.1 of our Current Report on Form 8-K filed on October 31, 2006. We did not repurchase any shares pursuant to this program during the three months ended September 30, 2008.

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

BIOGEN IDEC INC.

/s/ Paul J. Clancy
Paul J. Clancy
Executive Vice President and Chief
Financial Officer

October 21, 2008

EXHIBIT INDEX

Exhibit
Number*		Description of Exhibit

3	.1+	Second Amended and Restated Bylaws
10	.1+	Annual Retainer Summary for Board of Directors
10.2		Form of restricted stock unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.1 to Biogen Idec’s Current Report on Form 8-K filed on August 1, 2008.
10.3		Form of nonqualified stock option award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.2 to Biogen Idec’s Current Report on Form 8-K filed on August 1, 2008.
31	.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Unless otherwise indicated, exhibits were previously filed with the Securities and Exchange Commission under Commission File Number 0-19311 and are incorporated herein by reference.

+	Filed herewith

++	Furnished herewith