Form 10-K
period 2008-12-31
BIOGEN IDEC INC.
filed 2009-02-06
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-19311
Biogen Idec Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0112644
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
14 Cambridge Center,	02142
Cambridge, Massachusetts	(Zip code)
(Address of principal executive offices)

(617) 679-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.0005 par value	The Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐     No ☑

The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $16,179,698,132.

As of February 2, 2009, the Registrant had 297,252,825 shares of Common Stock, $0.0005 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for our 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

BIOGEN IDEC INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2008

PART I

Item 1.	Business

Overview

Biogen Idec Inc. (“we” or “Biogen Idec”) creates new standards of care in therapeutic areas with high unmet medical needs. Our business strategy is focused on discovering and developing first-in-class or best-in-class products that we can deliver to specialty markets globally. Patients in more than 90 countries benefit from Biogen Idec’s significant products that address medical needs in the areas of neurology, oncology and immunology.

Marketed Products

We currently have four therapeutic products on the market, which are summarized in the table below.

Product	Product Indications	Revenues to Biogen Idec (in millions)
		2008	2007	2006

AVONEX® (interferon beta-1a)	Relapsing multiple sclerosis	$2,202.6	$1,867.8	$1,706.7
RITUXAN®* (rituximab)	Certain B-cell non-Hodgkin’s lymphoma Rheumatoid arthritis	1,128.2	926.1	810.9
TYSABRI® (natalizumab)	Relapsing multiple sclerosis Crohn’s disease	588.6	229.9	35.8
FUMADERM® (dimethylfumarate and monoethylfumarate salts)	Severe psoriasis	43.4	21.5	9.5

*	Outside the United States, Canada and Japan, MabThera is the trade name for rituximab. We refer to rituximab, RITUXAN and MabThera collectively as RITUXAN.

Other Sources of Revenue

We receive royalty revenues on sales by our licensees of other products covered under patents that we control. In 2008, 2007 and 2006, our royalty revenues were $116.2 million, $102.1 million and $86.2 million, respectively.

Additional financial information about our product revenues, other revenues and geographic areas is set forth in Note 22, Segment Information in “Notes to Consolidated Financial Statements.”

Research and Development

We devote significant resources to research and development programs and external business and corporate development efforts. We intend to focus our research and development efforts on finding novel therapeutics in areas of high unmet medical need, both within our current focus areas of neurology, oncology, immunology and cardiology as well as in new therapeutic areas. We have 22 pipeline products in Phase 2 trials or beyond. In 2008, 2007 and 2006, our research and development costs were $1,072.1 million, $925.2 million and $718.4 million, respectively.

Available Information

We were formed as a California corporation in 1985 and became a Delaware corporation in 1997. Our principal executive offices are located at 14 Cambridge Center, Cambridge, Massachusetts 02142 and our telephone number is (617) 679-2000. Our website address is www.biogenidec.com. We make available free of charge through the Investor Relations section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission, or the SEC. We include our website address in this Annual Report on Form 10-K only as an inactive textual reference and do not intend it to be an active link to our website. The contents of our website are not incorporated into this filing.

Marketed Products

Our marketed products address multiple sclerosis (MS), non-Hodgkin’s lymphoma (NHL), rheumatoid arthritis (RA), Crohn’s disease (CD) and psoriasis. As part of our ongoing development efforts, we are also seeking to expand our marketed products into other diseases, such as chronic lymphocytic leukemia (CLL), lupus nephritis, ANCA-associated vasculitis, multiple myeloma and ulcerative colitis. The approved indications for, and ongoing development of, our marketed products are summarized in the table below.

Development and/or
Product	Product Indications	Status	Marketing Collaborators

AVONEX	Relapsing MS	Approved — numerous countries worldwide	None

	Ulcerative colitis	Phase 2	None

RITUXAN	Certain B-cell NHL	Approved — numerous countries worldwide	All RITUXAN Indications: U.S. — Genentech Japan — Zenyaku and Chugai Outside U.S. and Japan — Roche

	RA, anti-TNF-inadequate responders	Approved — U.S.	See above

	RA, DMARD naïve and inadequate responders (IR)	Phase 3 complete (DMARD naïve) Filed with regulators (DMARD-IR)	See above

	CLL	Phase 3 complete and regulatory filings planned	See above

	Lupus nephritis	Phase 3	U.S. — Genentech

	ANCA-associated vasculitis	Phase 2/3	U.S. — Genentech

TYSABRI	Relapsing MS	Approved — numerous countries worldwide	Elan

	CD	Approved — U.S.	Elan

	Multiple myeloma	Phase 1/2	Elan

FUMADERM	Severe psoriasis	Approved — Germany	Almirall

AVONEX

We currently market and sell AVONEX worldwide for the treatment of relapsing MS. MS is a progressive neurological disease in which the body loses the ability to transmit messages along nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing MS experience an uneven pattern of disease progression characterized by periods of stability that are interrupted by flare-ups of the disease after which the patient returns to a new baseline of functioning. AVONEX is a recombinant form of a protein produced in the body by fibroblast cells in response to viral infection. AVONEX has been shown in clinical trials in relapsing MS both to slow the accumulation of disability and to reduce the frequency of flare-ups. AVONEX is approved to treat relapsing MS, including patients with a first clinical episode and MRI features consistent with MS.

AVONEX is on the market in over 70 countries. Based on data from an independent third party research organization, information from our distributors and internal analysis, we believe that AVONEX is the most prescribed therapeutic product for the treatment of MS worldwide. Globally over 135,000 patients use AVONEX.

2008 Developments

We continue to work to expand the clinical data available about AVONEX and MS treatments, invest in AVONEX lifecycle development and focus on projects that will help patients adhere to therapy.

In September 2008, we announced that data from the follow-up study known as ASSURANCE showed the long-term benefits of AVONEX therapy in patients with relapsing MS for up to 15 years. The ASSURANCE study represents the long-term follow-up of patients who participated in the Multiple Sclerosis Collaborative Research Group (MSCRG) trial, the original Phase 3 pivotal trial from which AVONEX was approved. Specifically, the ASSURANCE study showed that patients currently taking AVONEX for up to 15 years versus those not on AVONEX therapy reported: (1) significantly lower disability progression as measured by a mean change in Expanded Disability Scale Scores (EDSS) of 2.3 vs. 3.3 from the MSCRG baseline; (2) lower disability progression to EDSS milestones four, six and seven; (3) greater quality of life as measured by the physical component score of the SF-36 health survey; (4) significantly greater sense of independence in self care; and (5) significantly more independent living.

We have also extended the five-year study known as CHAMPIONS for an additional five years. CHAMPIONS was originally designed to determine whether the effect of early treatment with AVONEX in delaying relapses and reducing the accumulation of MS brain lesions could be sustained for up to five years. The study results showed that AVONEX altered the long-term course of MS in patients who began treatment immediately after their initial MS attack compared to initiation of treatment more than two years after onset of symptoms. The five-year study extension is intended to determine if the effects of early treatment with AVONEX can be sustained for up to ten years. We also continue to support Phase 4 investigator-run studies evaluating AVONEX in combination with other therapies.

Outside of MS, we are conducting a Phase 2 trial of AVONEX in ulcerative colitis, a form of inflammatory bowel disease.

RITUXAN

RITUXAN is one of the highest selling oncology therapeutics in the world and has had approximately 1.5 million patient exposures worldwide across all indications. In the United States, RITUXAN is approved for NHL with the following label indications:

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

NHL is a cancer that affects lymphocytes, which are a type of white blood cell that help to fight infection. RITUXAN is an immunotherapy that targets CD20-positive B-cell lymphocytes involved in certain types of NHL and helps the immune system to eliminate them.

RITUXAN, in combination with methotrexate, is also approved for reducing signs and symptoms and to slow the progression of structural damage in adult patients with moderately-to-severely active RA who have had an inadequate response to one or more tumor necrosis factor, or TNF, inhibitor therapies. RA is a chronic disease that occurs when the immune system mistakenly attacks the body’s joints, resulting in inflammation, pain and joint damage. RITUXAN targets CD20-positive B-cell lymphocytes believed to be involved in RA and helps the immune system to eliminate them.

Our revenues from RITUXAN include three components:

•	U.S. Co-Promotion Profits. In the United States, we co-promote RITUXAN in collaboration with Genentech, Inc. All U.S. sales of RITUXAN are recognized by Genentech, and we record our share of the pre-tax co-promotion profits on a quarterly basis. Genentech provides the primary support functions for the commercialization of RITUXAN in the United States and has worldwide manufacturing responsibilities.

•	Rest of World Revenues. Outside the United States, F. Hoffman-La Roche Ltd., or Roche, markets and sells RITUXAN, except in Japan where RITUXAN is co-marketed by Zenyaku Kogyo Co. Ltd., or Zenyaku, and Chugai Pharmaceutical Co., Ltd., or Chugai, an affiliate of Roche. In Canada, we receive our share of pre-tax co-promotion profits from Roche. Outside of the U.S. and Canada, we receive royalties through Genentech on sales of RITUXAN for a period of 11 years from the date of first commercial sale in each country. For the majority of European countries, the first commercial sale of RITUXAN occurred in the second half of 1998.

Therefore, we expect a significant decrease in royalty revenues on sales of RITUXAN outside the United States beginning in the latter half of 2009. Specifically, the royalty period with respect to sales in France, Spain, Germany and the United Kingdom will expire in 2009. The royalty period with respect to sales in Italy will expire in 2010. The royalty period with respect to sales in other countries will expire through 2012.

•	Expense Reimbursement. We receive reimbursement from Genentech for our selling and development expenses incurred in the United States.

In the United States, we share responsibility with Genentech for continued development of RITUXAN. Such continued development includes conducting supportive research and post-approval clinical studies and seeking potential approval for additional indications. Under the terms of our collaboration agreement with Genentech, we also have the right to participate with Genentech in the development and commercialization of any anti-CD20 product acquired or developed by Genentech, which we refer to as a New Anti-CD20 Product, as well as the right to participate with Genentech in the development and commercialization of any anti-CD20 product that Genentech licenses from a third party, which we refer to as a Third Party Anti-CD20 Product. Under the terms of the collaboration agreement there are different rights and obligations that apply depending on whether an anti-CD20 product is a New Anti-CD20 Product or a Third Party Anti-CD20 Product. Currently, there is only one New Anti-CD20 Product, ocrelizumab, and only one Third Party Anti-CD20 Product, GA101. We have the right to co-promote with Genentech any New Anti-CD20 Products resulting from such development in the United States. We are currently in arbitration with Genentech as to whether Genentech has the right to develop collaboration products without our approval. See Note 19, Litigation, in “Notes to Consolidated Financial Statements” for a description of that arbitration. Our agreement with Genentech provides that the successful development and commercialization of the first New Anti-CD20 Product will decrease our percentage of co-promotion profits of the collaboration. Ocrelizumab is in Phase 3 trials for rheumatoid arthritis and lupus nephritis and is also in a Phase 2 trial for relapsing MS.

2008 Developments

In April 2008, we and Genentech announced that a Phase 2/3 study of RITUXAN in primary-progressive multiple sclerosis (PPMS) did not meet its primary endpoint, as measured by the time to confirmed disease progression during the 96-week treatment period.

In April 2008, we and Genentech also announced that a Phase 2/3 study of RITUXAN in systemic lupus erythematosus (SLE) did not meet its primary endpoint, defined as the proportion of RIXUTAN treated patients who achieved a major clinical response or partial clinical response compared to placebo at 52 weeks. The study also did not meet any of the six secondary endpoints.

In December 2008, we and Genentech announced the results of two global Phase 3 registrational studies of RITUXAN in CLL, a cancer affecting B-cell lymphocytes. These studies, known as the CLL8 and REACH studies, showed that RITUXAN plus chemotherapy significantly increased the time patients lived without their disease advancing, as defined by the primary endpoint of progression-free survival, when compared to chemotherapy alone. Specifically, in the CLL8 study, 817 patients newly diagnosed with CLL were given RITUXAN combined with chemotherapy, with 41% of such patients experiencing a reduction in the risk of death or cancer progression when compared with those treated with chemotherapy alone. In addition, the REACH study, involving 552 participants, found RITUXAN reduced the risk of cancer progression or death by 35 percent for patients who had a relapse of CLL symptoms after chemotherapy. We and Genentech anticipate submitting an application to the FDA for potential new indications for RITUXAN in first- and second-line treatment of CLL in 2009.

In December 2008, we and Genentech announced that a Phase 3 clinical study of RITUXAN in patients with early RA who have not previously been treated with methotrexate met its primary endpoint. In this study, known as IMAGE, patients received two infusions of either 500 mg or 1000 mg of RITUXAN or placebo for up to two treatment courses in combination with a stable dose of methotrexate. At week 52, only patients in the 1000 mg treatment group met the primary endpoint and showed significantly less progression of joint damage compared to patients who received placebo in combination with methotrexate.

We, along with Genentech and Roche, initiated a Phase 3 clinical trial of RITUXAN in RA patients who are inadequate responders to disease-modifying anti-rheumatic drugs, or DMARDs, in 2006. In January 2008, we announced that the trial, known as SERENE, met its primary endpoint of a significantly greater proportion of RITUXAN-treated patients achieving an American College of Rheumatology (ACR) 20 response (the proportion of patients who achieve at least 20% improvement) at week 24, compared to placebo. In this trial, patients who received either 500 mg or 1000 mg of RITUXAN as a single treatment course of two infusions in combination with a stable dose of methotrexate displayed a statistically significant improvement in symptoms compared to patients who received placebo in combination with methotrexate. In September 2008, we and Genentech filed for an expansion of the RITUXAN label to include treatment of RA patients who have had an inadequate response to DMARDs.

We, along with Genentech, are conducting a Phase 3 clinical trial of RITUXAN in lupus nephritis, an inflammation of the kidney caused by systemic lupus erythematosus, a disease of the immune system. We anticipate reporting results from this trial in the first half of 2009.

The National Institutes of Health is conducting a Phase 2/3 clinical trial of RITUXAN in ANCA-associated vasculitis, a type of inflammation of the blood vessels. We anticipate that data from this trial will be available in 2009.

TYSABRI

TYSABRI was initially approved by the FDA in November 2004 to treat relapsing MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and our collaborator Elan Corporation plc, or Elan, voluntarily suspended the marketing and commercial distribution of TYSABRI based on reports of cases of PML in patients treated with TYSABRI in clinical studies. In July 2006, TYSABRI was reintroduced in the United States, and introduced in the European Union, as a monotherapy treatment for relapsing MS to slow the progression of disability and reduce the frequency of clinical relapses.

TYSABRI is marketed under risk management or minimization plans as agreed to with local regulatory authorities. In the United States, TYSABRI was reintroduced with a risk minimization action plan known as the TOUCH Prescribing Program, a rigorous system intended to educate physicians and patients about the risks involved and assure appropriate use of the product. TYSABRI is currently approved for the treatment of MS in 39 countries.

In January 2008, we and Elan announced the FDA’s approval of a supplemental biologics license application, or sBLA, for use of TYSABRI for inducing and maintaining clinical response and remission in adult patients with moderately to severely active CD with evidence of inflammation who have had an inadequate response to, or are unable to tolerate, conventional CD therapies and inhibitors of TNF-alpha. TYSABRI became available for the treatment of CD in the United States in the first quarter of 2008.

As of the end of 2008, approximately 37,000 patients were on commercial TYSABRI therapy worldwide. Cumulatively, approximately 48,300 patients have been treated with TYSABRI in the post-marketing setting.

Under the terms of our collaboration with Elan, we are solely responsible for the manufacture of TYSABRI worldwide, and we collaborate with Elan on the product’s marketing, commercial distribution and ongoing development activities. The collaboration agreement with Elan is designed to effect an equal sharing of profits and losses generated by the activities of the collaboration between Elan and us. Under our agreement with Elan, however, if sales of TYSABRI exceed specified thresholds, Elan is required to make milestone payments to us in order to continue sharing equally in the collaboration’s results. During 2008, Elan paid us $75 million to maintain the current profit sharing under our collaboration agreement. In January 2009, Elan paid us an additional $50 million milestone payment to maintain this profit sharing split.

In the United States, we sell TYSABRI to Elan who sells the product to third party distributors. Elan and we co-market the product. The sales price to Elan in the United States is set at the beginning of each quarterly period to effect an approximate equal sharing of the gross margin between Elan and us. In addition, in the United States both parties share equally in the operating costs, which include research and development, selling, general and administrative expenses and other similar costs. For sales outside of the United States, we are responsible for distributing TYSABRI to customers and are primarily responsible for all operating activities. We and Elan share equally in the operating results of TYSABRI outside the United States.

2008 Developments

The FDA’s approval of TYSABRI to treat relapsing MS was based on one-year data from two Phase 3 clinical studies. In September 2008, we and Elan announced that a post hoc analysis of one of these studies showed TYSABRI treatment increases the probability of achieving sustained improvement in physical disability over two years when compared to placebo. This post-hoc analysis provides the first evidence that TYSABRI is associated with a significant improvement in functional outcome, rather than only slowing or preventing progression of disability, in those living with relapsing MS. These findings were presented as a poster presentation at the World Congress on Treatment and Research in Multiple Sclerosis in September 2008.

We initiated the first clinical trial of TYSABRI in oncology in 2008. The objectives of this Phase 1/2 study are to evaluate the safety and potential anti-tumor activity of TYSABRI in patients with relapsed or refractory multiple myeloma.

Since the reintroduction of TYSABRI in the United States and the introduction of TYSABRI outside the United States in July 2006, we have disclosed five cases of progressive multifocal leukoencephalopathy, or PML, a known side effect, in patients taking TYSABRI. These patients are the only confirmed cases of PML reported to us during this period.

FUMADERM

We acquired FUMADERM as part of our purchase of Fumapharm AG in June 2006 and subsequently acquired the right to distribute FUMADERM in Germany from Fumedica GmbH effective May 1, 2007. FUMADERM acts as an immunomodulator and is approved in Germany for the treatment of severe psoriasis. The product has been in commercial use in Germany since 1994 and is the most prescribed oral systemic treatment for severe psoriasis in Germany.

Other Sources of Revenue

Our product line previously included ZEVALIN (ibritumomab tiuxetan), which is part of a treatment regimen for certain B-cell non-Hodgkin’s lymphoma, and AMEVIVE (alefacept), a treatment for certain psoriasis. We have sold or exclusively licensed the rights to these products to third parties and continue to receive royalty or supply agreement revenues based on those products.

We also receive royalties on sales by our licensees of a number of other products covered under patents that we control. For example:

•	We receive royalties from Schering-Plough Corporation, or Schering-Plough, on sales of its alpha interferon products in the United States pursuant to an interference settlement covering our alpha interferon patents and patent applications. Schering-Plough sells its INTRON® A (interferon alfa-2b) brand of alpha interferon in the United States for a number of indications, including the treatment of chronic hepatitis B and hepatitis C. Schering-Plough also sells other alpha interferon products for the treatment of hepatitis C, including REBETRON® Combination Therapy containing INTRON A and REBETOL® (ribavirin, USP), PEG-INTRON® (peginterferon alfa-2b), a pegylated form of alpha interferon, and PEG-INTRON in combination with REBETOL. See “Patents and Other Proprietary Rights — Recombinant Alpha Interferon.”

•	We hold several patents related to hepatitis B antigens produced by genetic engineering techniques. These antigens are used in recombinant hepatitis B vaccines and in diagnostic test kits used to detect hepatitis B infection. We receive royalties from sales of hepatitis B vaccines in several countries, including the United States, from GlaxoSmithKline plc and Merck and Co. Inc.. We have also licensed our proprietary hepatitis B rights, on an antigen-by-antigen and nonexclusive basis, to several diagnostic kit manufacturers, including Abbott Laboratories, the major worldwide marketer of hepatitis B diagnostic kits. See “Patents and Other Proprietary Rights — Recombinant Hepatitis B Antigens.”

•	We also receive ongoing royalties on sales of ANGIOMAX® (bivalirudin) by The Medicines Company. The Medicines Company sells ANGIOMAX in the United States, Europe, Canada and Latin America for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty.

Our royalty revenues are dependent upon our licensees’ sales of licensed products which could vary significantly due to competition, manufacturing difficulties and other factors. In addition, the expiration or invalidation of any underlying patents could reduce or eliminate the royalty revenues derived from such patents.

Late-Stage Product Candidates

In addition to the ongoing development of our marketed products, we are currently developing the late stage product candidates that are set forth in the table below.

Development and/or
Marketing
Product	Product Indications	Status	Collaborators

BG-12	Relapsing MS	Phase 3	None

Anti-CD80 MAb (galiximab)	Relapsed NHL	Phase 3	None

Anti-CD23 MAb (lumiliximab)	Relapsed CLL	Phase 2/3	None

Humanized Anti-CD20 MAb (ocrelizumab)	RA	Phase 3	U.S. — Genentech Japan — Chugai and Zenyaku Outside U.S. and Japan — Roche

	Lupus nephritis	Phase 3	See above

Lixivaptan	Hyponatremia, commonly seen in acute decompensated heart failure	Phase 3	Cardiokine

ADENTRI®	Acute decompensated heart failure with renal insufficiency	Phase 3	None

BG-12

BG-12 is an oral fumarate derivative that is being tested in relapsing MS and appears to have neuroprotective and anti-inflammatory properties. We acquired BG-12 with the purchase of Fumapharm in June 2006. Two Phase 3 trials, known as DEFINE and CONFIRM, for relapsing MS are currently underway evaluating the effect of BG-12 on measurements of clinical relapse, the progression of disability and various MRI measures, with the CONFIRM trial including a glatiramer acetate (Copaxone®) reference comparator arm.

Anti-CD80 MAb (galiximab)

Galiximab is a monoclonal antibody (MAb) directed against the CD80 surface antigen on human B-cells that we developed using our Primatized® antibody technology. Anti-CD80 antibodies work by binding to a particular protein (the CD80 antigen) on the surface of normal and malignant B-cells. From there, they recruit the body’s natural defenses to attack and kill the marked B-cells. A Phase 3 trial is currently underway that is designed to compare treatment with galiximab in combination with RITUXAN to treatment with RITUXAN in combination with placebo in patients with follicular NHL that have relapsed or failed to respond to initial therapy.

Anti-CD23 MAb (lumiliximab)

Lumiliximab is a monoclonal antibody directed against the CD23 surface antigen on human B-cells that we developed using our Primatized® antibody technology. Anti-CD23 antibodies work by binding to a particular protein (the CD23 antigen) on the surface of normal and malignant B-cells. From there, they recruit the body’s natural defenses to attack and kill the marked B-cells. A Phase 2/3 study is currently underway that is designed to compare treatment with lumiliximab in combination with fludarabine, cyclophosphamide and RITUXAN, a standard chemotherapy regimen, to treatment with FCR alone in patients with relapsed or refractory CLL.

Humanized Anti-CD20 MAb (ocrelizumab)

This second generation anti-CD20 antibody is a humanized monoclonal antibody directed against the CD20 surface antigen on human B-cells, the same antigen that RITUXAN targets. Anti-CD20 antibodies work by binding to a particular protein (the CD20 antigen) on the surface of normal and malignant B-cells. From there, they recruit the body’s natural defenses to attack and kill the marked B-cells. During 2008, our collaborator Genentech initiated a fourth Phase 3 study of ocrelizumab for rheumatoid arthritis to study the administration of anti-CD20 as a single infusion and a Phase 3 study of ocrelizumab for lupus nephritis. We are currently in arbitration with Genentech as to whether Genentech has the right to develop collaboration products, including ocrelizumab, without our approval. See Note 19, Litigation, in “Notes to Consolidated Financial Statements” for a description of that arbitration.

Lixivaptan

Lixivaptan, an oral compound for the potential treatment of hyponatremia and chronic heart failure, is being developed in conjunction with our collaborator Cardiokine Biopharma LLC, or Cardiokine. Lixivaptan is a highly potent, non-peptide, selective V2 vasopressin receptor antagonist. It antagonizes the action of vasopressin (also known as antidiuretic hormone) on the V2 receptors in the kidney collecting duct, causing water to be excreted from the kidney, without affecting sodium or other electrolytes. Based on this mechanism of action, lixivaptan shows promise in the treatment of disease states associated with water retention and electrolyte imbalance, including hyponatremia, which is the most common electrolyte disorder in clinical practice. Hyponatremia is recognized as an independent contributor to negative patient outcomes in many chronic diseases, most notably congestive heart failure, as well as cirrhosis and syndrome of inappropriate anti-diuretic hormone. Two Phase 3 studies of lixivaptan for hyponatremia are currently underway.

Pursuant to our collaboration agreement with Cardiokine, we paid $50.0 million upfront to Cardiokine and will pay them up to $170.0 million in milestone payments for successful development and global commercialization of lixivaptan, as well as royalties on commercial sales. We will be responsible for the global commercialization of lixivaptan, and Cardiokine has an option for limited copromotion in the United States.

ADENTRI

ADENTRI, an adenosine A1 receptor antagonist, is being developed under a licensing agreement with CV Therapeutics, Inc. A Phase 3 study is currently underway that is designed to evaluate the efficacy and safety of intravenous ADENTRI for acute decompensated heart failure patients with renal insufficiency.

Other Research and Development Programs

We intend to continue to commit significant resources to research and development opportunities. We intend to focus our research and development efforts on finding novel therapeutics in areas of high unmet medical need. Our core focus areas are in neurology, oncology, immunology and cardiology, but our research and development efforts extend to additional therapeutic areas. We dedicate resources to the development of new product candidates and, in some cases, to new applications of existing marketed products and late-stage product candidates. Several of our preclinical and early stage product candidates are highlighted in the table below.

Development and/or
Marketing
Therapeutic Area	Product Candidate	Indication	Status	Collaborators

Neurology	BIIB014	Parkinson’s disease — early and late stage	Phase 2	Vernalis plc

	Daclizumab	Relapsing MS	Phase 2	Facet Biotech Corporation (formerly part of PDL BioPharma, Inc.)

	CDP323	Relapsing MS	Phase 2	UCB S.A.

	Humanized Anti-CD20 MAb(ocrelizumab)	Relapsing MS	Phase 2	U.S.—Genentech Japan—Chugai and Zenyaku Outside U.S. and Japan—Roche

	PEG-IFN beta 1a	MS	Phase 1

	Neublastin	Neuropathic pain	Preclinical	NsGene A/S

	LINGO	MS	Preclincal

Oncology	Volociximab (M200)	Solid tumors — non-small cell lung cancer	Phase 2	Facet Biotech

	Hsp90 Inhibitor (CNF2024)	Solid tumors — gastrointestinal stromal tumors	Phase 2

	GA101	NHL	Phase 2	U.S. — Genentech (U.S. rights only)

	GA101	CLL	Phase 1	U.S. — Genentech (U.S. rights only)

	Anti-IGF-1R (BIIB022)	Solid tumors	Phase 1

	Anti-CRIPTO	Solid tumors	Phase 1

	RAF Inhibitor (BIIB024)	Solid tumors	Preclinical	Sunesis Pharmaceuticals

	Anti-Fn14	Solid tumors	Preclinical

Autoimmune and Inflammatory Diseases	BG-12	RA	Phase 2

	Anti-TWEAK	RA	Phase 1

	Anti-CD40L Fab	Systemic lupus erythematosus	Preclinical	UCB

	Anti-FcRn	Pemphigus	Preclinical

Cardiovascular	ADENTRI (BG9928)	Chronic congestive heart failure	Phase 2

	Aviptadil	Pulmonary arterial hypertension	Phase 2	mondoBiotech AG

Emerging Therapeutic Areas	Long acting rFactor IX	Hemophilia B	Phase 1/2a	Biovitrum

	Long acting rFactor VIII	Hemophilia A	Preclinical	Biovitrum

Research and Development Costs

For the years ended December 31, 2008, 2007 and 2006, our research and development costs were $1,072.1 million, $925.2 million and $718.4 million, respectively. Additionally, for 2008, 2007 and 2006, we incurred charges associated with acquired in-process research and development of $25.0 million, $84.2 million and $330.5 million, respectively.

Patents and Other Proprietary Rights

We have filed numerous patent applications in the United States and various other countries seeking protection of inventions originating from our research and development, including a number of our processes and products. Patents have been issued on many of these applications. We have also obtained rights to various patents and patent applications under licenses with third parties, which provide for the payment of royalties by us. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the United States and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. There is no certainty that our existing patents or others, if obtained, will afford us substantial protection or commercial benefit. Similarly, there is no assurance that our pending patent applications or patent applications licensed from third parties will ultimately be granted as patents or that those patents that have been issued or are issued in the future will stand if they are challenged in court.

A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Competitors may have filed applications for, or have been issued patents and may obtain additional patents and proprietary rights that may relate to products or processes competitive with or similar to our products and processes. Moreover, the patent laws of the United States and foreign countries are distinct and decisions as to patenting, validity of patents and infringement of patents may be resolved differently in different countries. In general, we try to obtain licenses to third party patents, that we deem necessary or desirable for the manufacture, use and sale of our products. We are currently unable to assess the extent to which we may wish to or may be required to acquire rights under such patents and the availability and cost of acquiring such rights, or whether a license to such patents will be available on acceptable terms or at all. There may be patents in the United States or in foreign countries or patents issued in the future that are unavailable to license on acceptable terms. Our inability to obtain such licenses may hinder our ability to market our products.

We are aware that others, including various universities and companies working in the biotechnology field, have filed patent applications and have been granted patents in the United States and in other countries claiming subject matter potentially useful to our business. Some of those patents and patent applications claim only specific products or methods of making such products, while others claim more general processes or techniques useful or now used in the biotechnology industry. There is considerable uncertainty within the biotechnology industry about the validity, scope and enforceability of many issued patents in the United States and elsewhere in the world, and, to date, there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. We cannot currently determine the ultimate scope and validity of patents which may be granted to third parties in the future or which patents might be asserted to be infringed by the manufacture, use and sale of our products.

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

Our trademarks RITUXAN and AVONEX are important to us and are generally covered by trademark applications or registrations owned or controlled by us in the U.S. Patent and Trademark Office and in other countries. We employ other trademarks in the conduct of our business under license by third parties, for example, we utilize the mark TYSABRI under license from Elan. In addition, AMEVIVE is a registered trademark of Astellas US LLC, and ZEVALIN is a registered trademark of Cell Therapeutics, Inc.

Recombinant Beta Interferon

Third parties have pending patent applications or issued patents in the United States, Europe and other countries with claims to key intermediates in the production of beta interferon. These are known as the Taniguchi patents.

Third parties also have pending patent applications or issued patents with claims to beta interferon itself. These are known as the Roche patents and the Rentschler patents, respectively. We have obtained non-exclusive rights in various countries of the world, including the United States, Japan and Europe, to manufacture, use and sell AVONEX, our brand of recombinant beta interferon, under the Taniguchi, Roche and Rentschler issued patents. The last of the Taniguchi patents expire in the United States in May 2013 and have expired already in other countries of the world. The Roche patents expired in the United States in May 2008, which ended our obligation to pay Roche royalties on sales of AVONEX in the United States. The Roche patents also have generally expired elsewhere in the world. The Rentschler EU patent expires in July 2012.

RITUXAN and Anti-CD20 Antibodies

We have several issued U.S. patents and U.S. patent applications, and numerous corresponding foreign counterparts directed to anti-CD20 antibody technology, including RITUXAN. We have also been granted patents covering RITUXAN by the European and Japanese Patent Offices. In the United States our principal patents covering the drugs or their uses expire between 2015 and 2018. With regard to the rest of the world, our principal patents covering the drug products expire in 2013 subject to potential patent term extensions in countries where such extensions are available. Our recently-granted patent in certain European countries claiming the treatment with anti-CD20 antibodies of certain auto-immune indications, including rheumatoid arthritis, has been revoked by the European Patent Office. We are appealing the decision. In addition, after revocation actions were filed against the same patent in the UK, we and Genentech agreed that the corresponding patent claims would cover only RITUXAN and not other CD20 antagonist drugs.

In addition Genentech, our collaborative partner for RITUXAN, has secured an exclusive license to five U.S. patents and counterpart U.S. and foreign patent applications assigned to Xoma Corporation that relate to chimeric antibodies against the CD20 antigen. These patents expire between 2007 and 2014. Genentech has granted us a non-exclusive sublicense to make, have made, use and sell RITUXAN under these patents and patent applications. We, along with Genentech, share the cost of any royalties due to Xoma in the Genentech/Biogen Idec copromotion territory on sales of RITUXAN. In addition, we and our collaborator, Genentech, have filed numerous patent applications directed to anti-CD20 antibodies and their uses to treat various diseases. These pending patent applications have the potential of issuing as patents in the United States and abroad covering anti-CD20 antibody molecules for periods beyond that stated above for RITUXAN.

Recombinant Alpha Interferon

In 1979, we granted an exclusive worldwide license to Schering-Plough under our alpha interferon patents. Most of our alpha interferon patents have since expired, including expiration of patents in the United States, Japan and all European countries. Schering-Plough pays us royalty payments on U.S. sales of alpha interferon products under an interference settlement entered into in 1998. Under the terms of the interference settlement, Schering-Plough agreed to pay us royalties under certain patents to be issued to Roche and Genentech in consideration of our assignment to Schering-Plough of the alpha interferon patent application that had been the subject of a settled interference with respect to a Roche/Genentech patent. Schering-Plough entered into an agreement with Roche as part of settlement of the interference. The first of the Roche/Genentech patents was issued on November 19, 2002 and has a seventeen-year term. In March 2008, we were issued an alpha interferon patent in Canada which triggered Schering-Plough’s obligation to pay us additional royalties on sales of alpha interferon products in Canada until expiration of the patent in 2025.

Recombinant Hepatitis B Antigens

We have obtained numerous patents in countries around the world, including in the U.S. and in Europe, covering the recombinant production of hepatitis B surface, core and “e” antigens. We have licensed our recombinant hepatitis B antigen patent rights to manufacturers and marketers of hepatitis B vaccines and diagnostic test kits, and receive royalties on sales of the vaccines and test kits by our licensees, as described above under “Principal Licensed Products.” The obligation of GlaxoSmithKline and Merck to pay royalties on sales of hepatitis

B vaccines and the obligation of our other licensees under our hepatitis B patents to pay royalties on sales of diagnostic products will terminate upon expiration of our hepatitis B patents in each licensed country. Following the conclusion of a successful interference proceeding in the United States, we were granted patents in the United States expiring in 2018. These patents claim hepatitis B virus polypeptides and vaccines and diagnostics containing such polypeptides. Our European hepatitis B patents expired at the end of 1999 and have also since expired in those countries in which we have obtained supplementary protection certificates. See “Item 3 — Legal Proceedings” for a description of our litigation with Classen Immunotherapies, Inc.

TYSABRI

We are developing TYSABRI in collaboration with Elan. TYSABRI is presently claimed in a number of pending patent applications and issued patents held by both companies in the United States and abroad. These patent applications and patents cover the protein, DNA encoding the protein, manufacturing methods and pharmaceutical compositions, as well as various methods of treatment using the product. In the United States the principal patents covering the product and methods of manufacturing the product generally expire between 2014 and 2020, subject to any available patent term extensions. In the remainder of the world patents on the product and methods of manufacturing the product generally expire between 2014 and 2016, subject to any supplemental protection certificates that may be obtained. Both companies have method of treatment patents for a variety of indications including the treatment of MS and Crohn’s disease and treatments of inflammation. These patents expire in the United States generally between 2012 and 2020 and outside the United States generally between 2012 and 2016, subject to any available patent term extensions and/or supplemental protection certificates extending such terms.

Trade Secrets and Confidential Know-How

We also rely upon unpatented trade secrets, and we cannot assure that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect such rights. We require our employees, consultants, outside scientific collaborators, scientists whose research we sponsor and other advisers to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of our employees, the agreement provides that all inventions conceived by such employees shall be our exclusive property. These agreements may not provide meaningful protection or adequate remedies for our trade secrets in the event of use or disclosure of such information.

Sales, Marketing and Distribution

Our sales and marketing efforts are generally focused on specialist physicians in private practice or at major medical centers. We utilize common pharmaceutical company practices to market our products and to educate physicians, including sales representatives calling on individual physicians, advertisements, professional symposia, direct mail, selling initiatives, public relations and other methods. We provide customer service and other related programs for our products, such as disease and product-specific websites, insurance research services and order, delivery and fulfillment services. We have also established programs in the United States which provide qualified uninsured or underinsured patients with commercial products at no charge. Additional information about our sales, marketing and distribution efforts for each of our commercialized products is set forth below.

AVONEX

We continue to focus our marketing and sales activities on maximizing the potential of AVONEX in the United States and the rest of world in the face of increased competition. In the United States, Canada, Brazil, Argentina, Australia, Japan and most of the major countries of the EU, we market and sell AVONEX through our own sales forces and marketing groups and distribute AVONEX principally through wholesale distributors of pharmaceutical products, mail order specialty distributors or shipping service providers. In other countries, we sell AVONEX to distribution partners who are then responsible for most marketing and distribution activities.

RITUXAN

In the United States, we market and sell RITUXAN in collaboration with Genentech through dedicated sales and marketing staffs. RITUXAN is generally sold to wholesalers, specialty distributors and directly to hospital pharmacies. Sales efforts are focused on hematologists, medical oncologists and rheumatologists in private practice, at community hospitals and at major medical centers in the United States. Genentech provides marketing support services for RITUXAN including customer service, order entry, shipping, billing, insurance verification assistance, managed care sales support, medical information and sales training.

Outside the United States, Roche markets and sells RITUXAN, except in Japan where RITUXAN is co-marketed by Zenyaku and Chugai, and we do not participate in these activities.

TYSABRI

In the United States, we are principally responsible for marketing TYSABRI for MS and Elan is principally responsible for marketing TYSABRI for Crohn’s disease. We and Elan use our own respective sales force and marketing group for these marketing activities. In addition, Elan is responsible for TYSABRI distribution in the United States.

Outside the United States, we are responsible for TYSABRI marketing and distribution. We use a combination of our own sales force and marketing group and third party service providers for these activities.

FUMADERM

Since May 2007, we have marketed and distributed FUMADERM through Almirall Hermal, GmbH, a third party service provider, and we will assume marketing and distribution activities from Almirall Hermal at the end of February 2009.

Competition

Competition in the biotechnology and pharmaceutical industries is intense and comes from many and varied sources. We do not believe that any of the industry leaders can be considered dominant in view of the rapid technological change in the industry. We experience significant competition from specialized biotechnology firms in the United States, the European Union and elsewhere in the world and from many large pharmaceutical, chemical and other companies. Many of our competitors are working to develop products similar to those we are developing or already market. Certain of these companies have substantially greater financial, marketing, research and development and human resources than we do. Most large pharmaceutical and biotechnology companies have considerable experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products.

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

Competition among products approved for sale may be based, among other things, on patent position, product efficacy, safety, convenience, reliability, availability and price. In addition, early entry of a new pharmaceutical product into the market may have important advantages in gaining product acceptance and market share. Accordingly, the relative speed with which we can develop products, complete the testing and approval process and supply commercial quantities of the product to the market will have an important impact on our competitive position.

We may face increased competitive pressures as a result of the emergence of biosimilars. Most of our marketed products, including AVONEX, RITUXAN and TYSABRI, are licensed under the Public Health Service Act as biological products. Unlike small molecule drugs, which are subject to the generic drug provisions (Hatch-Waxman Act) of the U.S. Food, Drug, and Cosmetic Act, there currently is no process in the United States for the submission or approval of biological products based upon abbreviated data packages or a showing of sameness to another approved product. There is public dialogue at FDA and in the Congress, however, regarding the scientific and statutory basis upon which such products, known as biosimilars or follow-on biologics, could be approved and marketed in the United States. We cannot be certain when, or if, Congress will create a statutory pathway for the approval of biosimilars. In Europe, the European Medicines Agency, or EMEA, has issued guidelines for approval of biological products through an abbreviated pathway, and the first biosimilars have been approved. If a biosimilar version of one of our products were approved, it could have a negative effect on sales of that product.

AVONEX AND TYSABRI

AVONEX and TYSABRI both compete primarily with three other products:

•	REBIF® (interferon-beta-1a), which is co-promoted by EMD Serono (a subsidiary of Merck Serono) and Pfizer in the United States and sold by Merck Serono in Europe. REBIF generated worldwide revenues of approximately $1.7 billion in 2007.

•	BETASERON® (interferon-beta-1b), sold by Bayer Healthcare Pharmaceuticals (the U.S. pharmaceuticals affiliate of Bayer Schering Pharma AG) in the United States and sold under the name BETAFERON® by Bayer Schering Pharma AG in the EU. EXTAVIA®, a branded version of interferon beta-1b from Novartis AG, has been approved in the European Union. BETASERON and BETAFERON together generated worldwide revenues of approximately $1.4 billion in 2007.

•	COPAXONE® (glatiramer acetate), sold by Teva Neuroscience, Inc., or Teva, in the United States and copromoted by Teva and Sanofi-Aventis in Europe. COPAXONE generated worldwide revenues of approximately $1.7 billion in 2007.

Along with us, a number of companies are working to develop products to treat MS that may in the future compete with AVONEX and TYSABRI. For example, alemtuzumab (marketed by Bayer HealthCare Pharmaceuticals Inc.) is in late-stage development for MS. Some of our current competitors are also working to develop alternative formulations for delivery of their products, which may in the future compete with AVONEX and TYSABRI. For example, FTY720 (fingolimod) (developed by Novartis AG) and cladribine (developed by Merck Serono) are in late-stage development as oral therapies for MS.

AVONEX and TYSABRI also face competition from off-label uses of drugs approved for other indications.

RITUXAN IN ONCOLOGY

A number of companies are working to develop products to treat B-cell NHLs and other forms of NHL that may ultimately compete with RITUXAN. Other potential competitive products include CAMPATH® (marketed by Bayer HealthCare Pharmaceuticals Inc.), which is indicated for B-cell CLL (an unapproved use of RITUXAN), VELCADE® (marketed by Millennium Pharmaceuticals, Inc.) which is indicated for multiple myeloma (an unapproved use of RITUXAN), TREANDA® (marketed by Cephalon), and ARZERRA (marketed by GenMab), for which a BLA has been submitted to treat patients with refractory CLL. In addition to the foregoing products, we are aware of other anti-CD20 molecules in development that, if successfully developed and registered, may compete with RITUXAN.

RITUXAN IN RA

RITUXAN competes with several different types of therapies in the RA market, including:

•	traditional therapies for RA, including disease-modifying anti-rheumatic drugs, such as steroids, methotrexate and cyclosporine, and pain relievers such as acetaminophen;

•	TNF inhibitors, such as REMICADE® (infliximab), a drug sold worldwide by Centocor, Inc., a subsidiary of Johnson & Johnson, HUMIRA® (adalimumab), a drug sold by Abbott Laboratories, and ENBREL® (etanercept), a drug sold by Amgen, Inc. and Wyeth Pharmaceuticals, Inc.;

•	ORENCIA® (abatacept), a drug developed by Bristol-Myers Squibb Company; and

•	drugs approved for other indications that are used to treat RA.

In addition, a number of companies are working to develop products to treat RA that may ultimately compete with RITUXAN in the RA marketplace. For example, Roche has submitted a BLA for ACTEMRA® (tocilizumab) for the treatment of RA.

FUMADERM

FUMADERM competes with several different types of therapies in the psoriasis market, including oral systemics such as methotrexate and cyclosporine and biologic agents such as RAPTIVA® (efalizumab), a drug sold by Genentech.

Regulatory

Our current and contemplated activities and the products and processes that will result from such activities are subject to substantial government regulation.

Regulation of Pharmaceuticals

Before new pharmaceutical products may be sold in the United States and other countries, clinical trials of the products must be conducted and the results submitted to appropriate regulatory agencies for approval. Clinical trial programs must establish efficacy, determine an appropriate dose and regimen, and define the conditions for safe use, a high-risk process that requires stepwise clinical studies in which the candidate product must successfully meet predetermined endpoints. In the United States, the results of the preclinical and clinical testing of a product are then submitted to the FDA in the form of a Biologics License Application, or BLA, or a New Drug Application, or NDA. In response to a BLA or NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines the application does not provide an adequate basis for approval. Similar submissions are required by authorities in other jurisdictions who independently assess the product and may reach the same or different conclusions. Our initial focus for obtaining marketing approval outside the United States is typically the European Union. There are currently three potential tracks for marketing approval in EU countries: mutual recognition, decentralized procedures, and centralized procedures. These review mechanisms may ultimately lead to approval in all EU countries, but each method grants all participating countries some decision-making authority in product approval.

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

In the United States, the FDA may grant “accelerated approval” status to products that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments, but accelerated approval status does not ensure that FDA will ultimately approve the product. Under this pathway, the FDA may approve a product based on surrogate endpoints, or clinical endpoints other than survival or irreversible morbidity, or when the product is shown to be effective but can be safely used only if access to or distribution of the product is restricted. When approval is based on surrogate endpoints or clinical endpoints other than survival or morbidity, the sponsor will be required to conduct additional clinical studies to verify and describe clinical benefit. When accelerated approval requires restricted use or distribution, the sponsor may be required to establish rigorous systems to assure use of the product under safe conditions. These systems are usually referred to as Risk Minimization Action Plans, or RiskMAPs, or Risk Evaluation and Mitigation Strategies, or REMS. In addition, for all products approved under accelerated approval, sponsors must submit all copies of its promotional materials, including advertisements, to the FDA at least thirty days prior to their initial dissemination. The FDA may also withdraw approval under accelerated approval after a hearing if, for instance, post-marketing studies fail to verify any clinical benefit or it becomes clear that restrictions on the distribution of the product are inadequate to ensure its safe use. The BLA for TYSABRI in MS was initially approved under the accelerated approval pathway based on surrogate endpoints. A stringent restricted distribution program was also imposed. The supplemental BLA for TYSABRI for second-line treatment of Crohn’s disease was approved by FDA on January 14, 2008. This indication is subject to the same stringent distribution restrictions as TYSABRI for MS. We cannot be certain that the FDA will approve any products for the proposed indications whether under accelerated approval or another pathway.

If the FDA or other regulatory agency approves products or new indications, the agency may require us to conduct additional post-marketing studies. If we fail to conduct the required studies or otherwise fail to comply with the conditions of accelerated approval, the agency may take action to seek to withdraw that approval. Legislation has been passed in the United States to also provide the FDA with additional powers of sanction regarding non-completion of or non-compliance with certain post-marketing commitments, including RiskMAPs/REMS. In Europe, the EMEA has new powers of sanction for non-completion of post-marketing commitments. These sanctions range from a fine of 10% of global product revenue to removal of the product from the market.

Regulatory authorities track information on side effects and adverse events reported during clinical studies and after marketing approval. Non-compliance with FDA safety reporting requirements may result in FDA regulatory action that may include civil action or criminal penalties. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Similarly, adverse events that are reported after marketing approval can result in additional limitations being placed on the product’s use and, potentially, withdrawal or suspension of the product from the market. For example, in February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and informed physicians that they should suspend dosing of TYSABRI until further notification. These decisions were based on reports of cases of PML that occurred in patients treated with TYSABRI in clinical studies. PML is a rare and frequently fatal demyelinating disease of the central nervous system. In July 2006, TYSABRI was reintroduced in the United States, and introduced in the European Union, as a monotherapy for relapsing MS.

The FDA also has authority over drug products after approval. The FDA may conduct post-marketing safety surveillance and may require additional post-approval studies or clinical trials and mandate label changes as a result of safety findings. These requirements may affect our ability to maintain marketing approval of our products or require us to make significant expenditures to obtain or maintain such approvals.

If we seek to make certain changes to an approved product, such as adding a new indication, making certain manufacturing changes, or changing manufacturers or suppliers of certain ingredients or components, we will need review and approval of regulatory authorities, including the FDA and EMEA, before the changes can be implemented.

In addition, the FDA regulates all advertising and promotion activities for products under its jurisdiction both prior to and after approval. A company can make only those claims relating to safety and efficacy that are approved by the FDA. However, physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties, and often reflect a physician’s belief that the off-label use is the best treatment for patients. The

FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA regulations do impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, and the full range of civil and criminal penalties available to the FDA.

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

Orphan Drug Act.  Under the U.S. Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years following marketing approval, except in certain very limited circumstances, such as if the later product is shown to be clinically superior to the orphan product. Legislation similar to the Orphan Drug Act has been enacted in other countries outside of the United States, including the European Union.

Regulation Pertaining to Sales, Marketing and Product Pricing

In the United States, the federal government regularly considers reforming health care coverage and costs. For example, reforms to Medicare have reduced the reimbursement rates for many of our products. Effective January 1, 2005, Medicare pays physicians and suppliers that furnish our products under a payment methodology using average sales price, or ASP, information. Manufacturers, including us, are required to provide ASP information to the Centers for Medicare and Medicaid Services on a quarterly basis. The manufacturer-submitted information is used to compute Medicare payment rates, which are set at ASP plus 6 percent and updated quarterly. There is a mechanism for comparison of such payment rates to widely available market prices, which could cause further decreases in Medicare payment rates, although this mechanism has yet to be utilized. Effective January 1, 2006, Medicare began to use the same ASP plus 6 percent payment methodology to determine Medicare rates paid for products furnished by hospital outpatient departments. As of January 1, 2009, the reimbursement rate in the hospital outpatient setting is ASP plus 4 percent. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation and for each day in which the misrepresentation was applied.

Another payment reform is the addition of an expanded prescription drug benefit for all Medicare beneficiaries known as Medicare Part D. This is a voluntary benefit that is being implemented through private plans under contractual arrangements with the federal government. Like pharmaceutical coverage through private health insurance, Part D plans establish formularies that govern the drugs and biologicals that will be offered and the out- of-pocket obligations for such products. In addition, plans negotiate discounts from drug manufacturers and pass on some of those savings to Medicare beneficiaries.

Future legislation or regulatory actions implementing recent or future legislation may have a significant effect on our business. Our ability to successfully commercialize products may depend in part on the extent to which reimbursement for the costs of our products and related treatments will be available in the United States and worldwide from government health administration authorities, private health insurers and other organizations. Substantial uncertainty exists as to the reimbursement status of newly approved health care products by third party payors.

We also participate in the Medicaid rebate program established by the Omnibus Budget Reconciliation Act of 1990, and under multiple subsequent amendments of that law. Sections 6001, 6002, and 6003 of the Deficit Reduction Act of 2005, or DRA, made significant changes to the Medicaid prescription drug provisions of the Social Security Act. These changes include, but are not limited to, revising the definition of average manufacturer price, or AMP, establishing an obligation to report AMP on a monthly basis, in addition to a quarterly basis, establishing a new formula for calculating Federal upper limits, or FULs, requiring rebates for certain physician-administered drugs, and clarifying rebate liability for authorized generic drugs. Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid. The amount of the rebate for each product is set by law as the larger of 15.1% of AMP or the difference between AMP and the best price available from us to any commercial or non-governmental customer. The rebate amount must be adjusted upward where the AMP for a product’s first full quarter of sales, when adjusted for increases in the CPI-U, or Consumer Price Index — Urban, exceeds the AMP for the current quarter with the upward adjustment equal to the excess amount. The rebate amount is required to be recomputed each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare and Medicaid Services. The terms of our participation in the program imposes a requirement for us to report revisions to AMP or best price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. In addition, if we were found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties in the amount not to exceed $100,000 per item of false information in addition to other penalties available to the government.

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

We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege or convict us of violating these laws, our business could be harmed. In addition, there is an ability for private individuals to bring similar actions. For a description of litigation in this area in which we are currently involved, see Note 19, Litigation, in “Notes to Consolidated Financial Statements.”

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

Other Regulations

Foreign Corrupt Practices Act.  We are also subject to the U.S. Foreign Corrupt Practices Act, which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity.

NIH Guidelines.  We conduct relevant research at all of our research facilities in the United States in compliance with the current U.S. National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules, or the NIH Guidelines, and all other applicable federal and state regulations. By local ordinance, we are required to, among other things, comply with the NIH Guidelines in relation to our facilities in Cambridge, Massachusetts, San Diego, California, and Research Triangle Park, North Carolina, and are required to operate pursuant to certain permits.

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

Manufacturing and Raw Materials

We are focused on the manufacture of biologics. We currently produce all of our bulk AVONEX, as well as AMEVIVE on a contract basis for Astellas, at our manufacturing facilities located in Research Triangle Park, North Carolina and Cambridge, Massachusetts. We currently produce TYSABRI at our Research Triangle Park facility. We supply the commercial requirements of the antibody for ZEVALIN on a contract basis for Cell Therapeutics, Inc. We manufacture ZEVALIN at our manufacturing facilities in Cambridge, Massachusetts. Genentech is responsible for all worldwide manufacturing activities for bulk RITUXAN and has sourced the manufacturing of certain bulk RITUXAN requirements to an independent third party. We manufacture clinical products in Research Triangle Park, North Carolina and Cambridge, Massachusetts. Our existing licensed manufacturing facilities operate under multiple licenses from the FDA, regulatory authorities in the EU and other regulatory authorities. We use a third party to manufacture the active pharmaceutical ingredient of FUMADERM and another third party to further process that to produce the FUMADERM pill. The chart below outlines the location of our primary manufacturing locations and products manufactured therein:

Research
Triangle
Product	Park	Cambridge	Third Party

AVONEX	X	X

TYSABRI	X

AMEVIVEX

ZEVALIN		X

FUMADERM			X

CLINICAL PRODUCTS	X	X	X

We are constructing a large-scale biologic manufacturing facility in Hillerød, Denmark to be used to manufacture TYSABRI and other products in our pipeline. The first phase is complete, which included construction of a labeling and packaging facility, administrative building and lab facility; installation of major equipment; and partial completion of a bulk manufacturing facility. The second phase of the project, which we commenced in January 2007, involves the completion and fit out of the bulk manufacturing facility and construction of a warehouse. The large scale manufacturing facility is expected to be ready for commercial production in 2010. See the section of “Item 1A — Risk Factors” entitled “We have made a significant investment in constructing a manufacturing facility the success of which depends upon the completion and licensing of the facility and continued demand for our products.”

We source all of our fill-finish and the majority of final product storage operations for our products, along with a substantial part of our packaging operations, to a concentrated group of third party contractors. Many of the raw materials and supplies required for the production of AVONEX, TYSABRI, FUMADERM, ZEVALIN and AMEVIVE are available from various suppliers in quantities adequate to meet our needs. However, due to the unique nature of the production of our products, we do have single source providers of several raw materials. We make efforts to qualify new vendors and to develop contingency plans so that production is not impacted by short-term issues associated with single source providers. Each of our third party service providers, suppliers and manufacturers are subject to continuing inspection by the FDA or comparable agencies in other jurisdictions. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products, including as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection, could significantly impair our ability to sell our products.

While we believe that our existing manufacturing facilities and outside sources will allow us to meet our near-term and long-term manufacturing needs for our current commercial products and our other products currently in clinical trials, additional manufacturing facilities and outside sources may be required to meet our long-term research, development and commercial production needs. See the sections of “Item 1A — Risk Factors” entitled “Problems with manufacturing or with inventory planning could result in our inability to deliver products, inventory shortages or surpluses, product recalls and increased costs”, “We rely on third parties to provide services in connection with the manufacture of our products and, in some instances, the manufacture of the product itself,” and “If we fail to meet the stringent requirements of governmental regulation in the manufacture of our products, we could incur substantial remedial costs and a reduction in sales.”

Our Employees

As of December 31, 2008, we had approximately 4,700 employees.

Our Executive Officers

The following is a list of our executive officers, their ages as of February 6, 2009 and their principal positions.

Name	Age	Position

James C. Mullen	50	Chief Executive Officer and President
Cecil B. Pickett, Ph.D.	63	President, Research and Development
Hans Peter Hasler	53	Chief Operating Officer
Susan H. Alexander, Esq.	52	Executive Vice President, General Counsel and Corporate Secretary
Paul J. Clancy	47	Executive Vice President, Finance and Chief Financial Officer
Robert A. Hamm	57	Executive Vice President, Pharmaceutical Operations & Technology
Michael F. MacLean	43	Senior Vice President and Chief Accounting Officer
Craig Eric Schneier, Ph.D.	61	Executive Vice President, Human Resources, Public Affairs and Communications

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

Cecil B. Pickett Ph.D. is our President, Research and Development and has served in that position since September 2006 and has served as one of our directors since September 2006. Prior to joining Biogen Idec, he was Corporate Senior Vice President and President, Schering-Plough Research Institute from March 2002 to September 2006, and before that he was Executive VP of Discovery Research at Schering-Plough Corporation from September 1993 to March 2002. Mr. Pickett is a member of the Institute of Medicine of the National Academy of Sciences. Mr. Pickett is a director of Zimmer Holdings, Inc.

Hans Peter Hasler has served as our Chief Operating Officer since May 2008, served as our Executive Vice President, Global Neurology, Head of International from October 2007 to May 2008, and has managed our international business since the merger. He previously served as Senior Vice President, Head of International from November 2003 to October 2007. He served as Executive Vice President — International of Biogen, Inc. from July 2003 until the merger, and joined Biogen, Inc as Executive Vice President — Commercial Operations in August 2001. Mr. Hasler joined Biogen, Inc. from Wyeth-Ayerst Pharmaceuticals, Inc., an affiliate of American Home Products, Inc. (AHP), where he served as Senior Vice President, Head of Global Strategic Marketing from 1998 to 2001. Mr. Hasler was a member of the Wyeth/AHP Executive Committee and was chairman of the Commercial Council. From 1993 to 1998, Mr. Hasler served in a variety of senior management capacities for Wyeth-Ayerst Pharmaceuticals, including Managing Director of Wyeth Group, Germany, and General Manager of Wyeth/AHP in Switzerland and Central Eastern Europe. Prior to joining Wyeth-Ayerst Pharmaceuticals, Mr. Hasler served as the Head of Pharma Division at Abbott AG. Mr. Hasler is a director of Acino Holding AG and Santhera Pharmaceuticals Holding AG.

Susan H. Alexander is our Executive Vice President, General Counsel and Corporate Secretary and has served in these positions since January 2006. Prior to that, Ms. Alexander served as the Senior Vice President, General Counsel and Corporate Secretary of PAREXEL International Corporation since September 2003. From June 2001 to September 2003, Ms. Alexander served as General Counsel of IONA Technologies. Prior to that, Ms. Alexander served as Counsel at Cabot Corporation from January 1995 to May 2001. Prior to that, Ms. Alexander was a partner at the law firms of Hinckley, Allen & Snyder and Fine & Ambrogne.

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

Robert A. Hamm is our Executive Vice President, Pharmaceutical Operations & Technology, and has served in that position since October 2007. Previously, Mr. Hamm served as Senior Vice President, Neurology Strategic Business Unit from January 2006 to October 2007; Senior Vice President, Immunology Business Unit from the merger in November 2003 until January 2006; and in the same capacity with Biogen, Inc. from November 2002 to November 2003. Before that, he served as Senior Vice President — Europe, Africa, Canada and Middle East from October 2001 to November 2002. Prior to that, Mr. Hamm served as Vice President — Sales and Marketing of

Biogen, Inc. from October 2000 to October 2001. Mr. Hamm previously served as Vice President — Manufacturing from June 1999 to October 2000, Director, Northern Europe and Distributors from November 1996 until June 1999 and Associate Director, Logistics from April 1994 until November 1996. From 1987 until April 1994, Mr. Hamm held a variety of management positions at Syntex Laboratories Corporation, including Director of Operations and New Product Planning, and Manager of Materials, Logistics and Contract Manufacturing. Mr. Hamm is a director of Inhibitex, Inc. and Progenitor Cell Therapy, LLC.

Michael F. MacLean is our Senior Vice President and Chief Accounting Officer and has served in that position since December 2006. Mr. MacLean joined us in October 2006 as Senior Vice President. Prior to joining us, Mr. MacLean was a managing director of Huron Consulting, where he provided support regarding financial reporting to management and boards of directors of Fortune 500 companies. From June 2002 to October 2005, Mr. MacLean was a partner at KPMG and he was a partner of Arthur Andersen LLP from September 1999 to May 2002.

Craig Eric Schneier, Ph.D. is our Executive Vice President, Human Resources, Public Affairs and Communications and has served in that position since October 2007. Prior to that he was Executive Vice President, Human Resources from November 2003 to October 2007. Mr. Schneier served as Executive Vice President, Human Resources of Biogen, Inc., a position he held from January 2003 until the merger. He joined Biogen, Inc. in 2001 as Senior Vice President, Strategic Organization Design and Effectiveness, after having served as an external consultant to us for eight years. Prior to joining Biogen, Inc., Mr. Schneier was president of his own management consulting firm in Princeton, NJ, where he provided consulting services to over 70 of the Fortune 100 companies, as well as several of the largest European and Asian firms. Mr. Schneier held a tenured professorship at the University of Maryland’s Smith School of Business and has held teaching positions at the business schools of the University of Michigan, Columbia University, and at the Tuck School of Business, Dartmouth College.

Item 1A.	Risk Factors

We are substantially dependent on revenues from our two principal products.

Our current and future revenues depend substantially upon continued sales of our two principal products, AVONEX and RITUXAN, which represented approximately 81% of our total revenues in 2008. Any significant negative developments relating to these two products, such as safety or efficacy issues, the introduction or greater acceptance of competing products or adverse regulatory or legislative developments, would have a material adverse effect on our results of operations. Although we have developed and continue to develop additional products for commercial introduction, we expect to be substantially dependent on sales from these two products for many years. A decline in sales from either of these two products would adversely affect our business.

Our near-term success depends on the market acceptance and successful sales growth of TYSABRI.

A substantial portion of our growth in the near-term is dependent on anticipated sales of TYSABRI. TYSABRI is expected to diversify our product offerings and revenues, and to drive additional revenue growth over the next several years. If we are not successful in growing sales of TYSABRI, it would result in a significant reduction in diversification and expected revenues and adversely affect our business.

Achievement of anticipated sales growth of TYSABRI will depend upon its acceptance by the medical community and patients, which cannot be certain given the significant restrictions on use and the significant safety warnings in the label. Since the reintroduction of TYSABRI in the United States and its introduction in the European Union in July 2006, we have disclosed five confirmed cases of PML, a known side effect, in patients taking TYSABRI. The occurrence of PML or the occurrence of other side effects could harm acceptance and limit TYSABRI sales or result in a withdrawal of TYSABRI from the market. Additional regulatory restrictions on the use of TYSABRI and safety-related labeling changes, whether as a result of reports of cases of PML or otherwise, may significantly reduce expected revenues and require significant expense and management time to address the associated legal and regulatory issues, including enhanced risk management programs. A significant reduction in the acceptance of TYSABRI by the medical community or patients would materially and adversely affect our growth and our plans for the future.

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

Adverse safety events can negatively affect our assets, product sales, operations, products in development and stock price.

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

If we fail to compete effectively, our business and market position would suffer.

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

We depend, to a significant extent, on reimbursement from third party payors and a reduction in the extent of reimbursement could negatively affect our product sales and revenue.

Sales of our products are dependent, in large part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other organizations. Changes in government regulations or private third-party payors’ reimbursement policies may reduce reimbursement for our products and adversely affect our future results.

In the United States, at both the federal and state levels, the government regularly proposes legislation to reform healthcare and its cost, and such proposals have received increasing political attention. In the last few years, there have been a number of legislative changes that have affected the reimbursement for our products, including, but not limited to, the Medicare Prescription Drug Improvement and Modernization Act of 2003 and the Deficit Reduction Act of 2005. The Deficit Reduction Act made significant changes to the Medicaid prescription drug provisions of the Social Security Act, including changes that impose the monthly reporting of price information and that may have an impact on the Medicaid rebates we pay. In addition, states may more aggressively seek Medicaid rebates as a result of legislation enacted in 2006, which rebate activity could adversely affect our results of operations.

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

In addition, some states have implemented and other states are considering price controls or patient-access constraints under the Medicaid program and some states are considering price-control regimes that would apply to broader segments of their populations that are not Medicaid eligible. Other matters also could be the subject of U.S. federal or state legislative or regulatory action that could adversely affect our business, including the importation of prescription drugs that are marketed outside the United States and sold at lower prices as a result of drug price limitations imposed by the governments of various foreign countries.

We encounter similar regulatory and legislative issues in most other countries. In the EU and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. This international system of price regulations may lead to inconsistent prices. Within the EU and other countries, some third party trade in our products occurs from markets with lower prices thereby undermining our sales in some markets with higher prices. Additionally, certain countries reference the prices in other countries where our products are marketed. Thus, inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets. This may create the opportunity for the third party cross border trade previously mentioned or influence our decision to sell or not to sell the product thus affecting our geographic expansion plans.

When a new medical product is approved, the availability of government and private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our product candidates.

We depend on collaborators for both product and royalty revenue and the clinical development of future collaboration products, which are outside of our full control.

Collaborations between companies on products or programs are a common business practice in the biotechnology industry. Out-licensing typically allows a partner to collect up front payments and future milestone payments, share the costs of clinical development and risk of failure at various points, and access sales and marketing infrastructure and expertise in exchange for certain financial rights to the product or program going to the in-licensing partner. In addition, the obligation of in-licensees to pay royalties or share profits generally terminates upon expiration of the related patents. We have a number of collaborators and partners, and have both in-licensed and out-licensed several products and programs. These collaborations include several risks:

•	we are not fully in control of the royalty or profit sharing revenues we receive from collaborators, and we cannot be certain of the timing or potential impact of factors including patent expirations, pricing or health care reforms, other legal and regulatory developments, failure of our partners to comply with applicable laws and regulatory requirements, the introduction of competitive products, and new indication approvals which may affect the sales of collaboration products;

•	where we copromote and co-market products with our collaboration partners, any failure on their part to comply with applicable laws in the sale and marketing of our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings; and

•	collaborations often require the parties to cooperate, and failure to do so effectively could have an adverse impact on product sales by our collaborators and partners, and could adversely affect the clinical development of shared products or programs under joint control.

In addition, under our collaboration agreement with Genentech, the successful development and commercialization of the first anti-CD20 product acquired or developed by Genentech will decrease our percentage of co-promotion profits of the collaboration.

If we do not successfully execute our growth initiatives through the acquisition, partnering and in-licensing of products, technologies or companies, our future performance could be adversely affected.

In addition to the expansion of our pipeline through spending on internal development projects, we anticipate growing through external growth opportunities, which include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. If we are unable to complete or manage these external growth opportunities successfully, we may not be able to grow our business in the way that we currently expect. The availability of high quality opportunities is limited and we are not certain that we will be able to identify suitable candidates or complete transactions on terms that are acceptable to us. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. The availability of such financing is limited by the recent tightening of the global credit markets. In addition, even if we are able to successfully identify and complete acquisitions, we may not be able to integrate them or take full advantage of them and therefore may not realize the benefits that we expect. If we are unsuccessful in our external growth program, we may not be able to grow our business significantly and we may incur asset impairment charges as a result of acquisitions that are not successful.

If we fail to comply with the extensive legal and regulatory requirements affecting the healthcare industry, we could face increased costs, penalties and a loss of business.

Our activities, and the activities of our collaborators and third party providers, are subject to extensive government regulation and oversight both in the United States and in foreign jurisdictions. Pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, antitrust violations, or violations related to environmental matters. Violations of governmental regulation may be punishable by criminal and civil sanctions, including fines and civil monetary penalties and exclusion from participation in government programs, including Medicare and Medicaid. In addition to penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business.

If we fail to meet the stringent requirements of governmental regulation in the manufacture of our products, we could incur substantial remedial costs and a reduction in sales.

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

Changes in laws affecting the healthcare industry could adversely affect our revenues and profitability.

We and our collaborators and third party providers operate in a highly regulated industry. As a result, governmental actions may adversely affect our business, operations or financial condition, including:

•	new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, method of delivery and payment for health care products and services;

•	changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	changes in FDA and foreign regulations that may require additional safety monitoring after the introduction of our products to market, which could increase our costs of doing business and adversely affect the future permitted uses of approved products;

•	new laws, regulations and judicial decisions affecting pricing or marketing practices; and

•	changes in the tax laws relating to our operations.

The enactment in the United States of the Medicare Prescription Drug Improvement and Modernization Act of 2003, possible legislation which could ease the entry of competing follow-on biologics in the marketplace, and importation of lower-cost competing drugs from other jurisdictions are examples of changes and possible changes in laws that could adversely affect our business. In addition, the Food and Drug Administration Amendments Act of 2007 included new authorization for the FDA to require post-market safety monitoring, along with a clinical trials registry, and expanded authority for FDA to impose civil monetary penalties on companies that fail to meet certain commitments.

Problems with manufacturing or with inventory planning could result in our inability to deliver products, inventory shortages or surpluses, product recalls and increased costs.

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

We rely solely on our manufacturing facility in Research Triangle Park, North Carolina, or RTP, for the production of TYSABRI. We have applied to the FDA and the EMEA for approval of a production process, known as a second generation high-titer process, which has higher yields of TYSABRI than the process we currently use. Approval has been granted by the EMEA, but is still pending from the FDA. If we do not obtain approval for that process, we may need to increase our capital spending to add capacity at our RTP manufacturing facility and at the Hillerød, Denmark facility we are completing to meet demand for TYSABRI. Such an increase in capital spending would affect our business, cash position and results of operations.

If we cannot produce sufficient commercial requirements of bulk product to meet demand, we would need to rely on third party contract manufacturers, of which there are only a limited number capable of manufacturing bulk products of the type we require. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers. Even if we were to reach agreement, the transition of the manufacturing process to a third party could take a significant amount of time. Our ability to supply products in sufficient capacity to meet demand is also dependent upon third party contractors to fill-finish, package and store such products. Any prolonged interruption in the operations of our existing manufacturing facilities could result in cancellations of shipments or loss of product in the process of being manufactured. Because our manufacturing processes are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all.

We rely on third parties to provide services in connection with the manufacture of our products and, in some instances, the manufacture of the product itself.

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

We also source all of our fill-finish and the majority of our final product storage operations, along with a substantial portion of our packaging operations of the components used with our products, to a concentrated group of third party contractors. The manufacture of products and product components, fill-finish, packaging and storage of our products require successful coordination among us and multiple third party providers. Our inability to coordinate these efforts, the lack of capacity available at a third party contractor or any other problems with the operations of these third party contractors could require us to delay shipment of saleable products, recall products previously shipped or impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share, diminish our profitability and damage our reputation. Any third party we use to fill-finish, package or store our products to be sold in the United States must be licensed by the FDA. As a result, alternative third party providers may not be readily available on a timely basis.

Due to the unique nature of the production of our products, there are single source providers of several raw materials. We make every effort to qualify new vendors and to develop contingency plans so that production is not impacted by short-term issues associated with single source providers. Nonetheless, our business could be materially impacted by long-term or chronic issues associated with single source providers.

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

Due to the recent tightening of global credit, there may be a disruption or delay in the performance of our third-party contractors, suppliers or collaborators. We rely on third parties for several important aspects of our business, including portions of our product manufacturing, royalty revenue, clinical development of future collaboration products, conduct of clinical trials, and raw materials. If such third parties are unable to satisfy their commitments to us, our business would be adversely affected.

Our portfolio of marketable securities is significant and is subject to market, interest and credit risk that may reduce the value of our investments.

We maintain a significant portfolio of marketable securities. Our earnings may be adversely affected by changes in the value of this portfolio. In particular, the value of our investments may be adversely affected by increases in interest rates, downgrades in the corporate bonds included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the mortgage and asset-backed securities included in our portfolio, and by other factors which may result in other than temporary declines in value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate risks within our marketable securities portfolio with the assistance of our investment advisors by investing in high quality securities and continuously monitoring the overall risk profile of our portfolio, the value of our investments may nevertheless decline.

We have made a significant investment in constructing a manufacturing facility the success of which depends upon the completion and licensing of the facility and continued demand for our products.

We are building a large-scale biologic manufacturing facility in Hillerød, Denmark. We anticipate that the facility will be ready for commercial production in 2010. If we fail to manage the project, or unforeseen events occur, we may incur additional costs to complete the project. Depending on the timing of the completion and licensing of the facility, and our other estimates and assumptions regarding future product sales, the carrying value of all or part of the manufacturing facility or other assets may not be fully recoverable and could result in the recognition of an impairment in the carrying value at the time that such effects are identified. The recognition of impairment in the carrying value, if any, could have a material and adverse affect on our results of operations. For example, if the anticipated demand for TYSABRI does not materialize, the carrying values of our Hillerød, Denmark facility could be impaired, which would negatively impact our results of operations.

If we are unable to attract and retain qualified personnel and key relationships, the growth of our business could be harmed.

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

Our sales and operations are subject to the risks of doing business internationally.

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

Our business could be negatively affected as a result of the actions of activist shareholders.

During the first half of 2008, we defended against a proxy contest waged by Icahn Partners and certain of its affiliates that nominated three individuals for election to our Board of Directors and proposed amendments to our bylaws at our 2008 Annual Meeting of Stockholders. Although we were successful in having our Board’s nominees elected as directors, the proxy contest was disruptive to our operations and caused us to incur substantial costs. Icahn Partners and certain of its affiliates have commenced a proxy contest relating to our 2009 Annual Meeting of Stockholders nominating four individuals to our Board of Directors, proposing amendments to our bylaws and requesting a change in our jurisdiction of incorporation. Our business could be adversely affected because:

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

Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the timing of charges and expenses that we may take. In recent periods, for instance, we have recorded charges that include:

•	impairments that we are required to take with respect to investments;

•	impairments that we are required to take with respect to fixed assets, including those that are recorded in connection with the sale of fixed assets;

•	inventory write-downs for failed quality specifications, charges for excess and/or obsolete inventory and charges for inventory write downs relating to product suspensions;

•	milestone payments under license and collaboration agreements; and

•	the cost of restructurings.

Our revenues are also subject to foreign exchange rate fluctuations due to the global nature of our operations. Although we have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies, our efforts to reduce currency exchange losses may not be successful. As a result, changes in currency exchange rates may have an adverse impact on our future operating results and financial condition. Additionally, our net income may fluctuate due to the impact of charges we may be required to take with respect to foreign currency hedge transactions. In particular, we may incur higher charges from hedge ineffectiveness than we expect or from the termination of a hedge relationship.

These examples are only illustrative and other risks, including those discussed in these “Risk Factors,” could also cause fluctuations in our reported earnings. In addition, our operating results during any one period do not necessarily suggest the anticipated results of future periods.

If we are unable to adequately protect and enforce our intellectual property rights, our competitors may take advantage of our development efforts or our acquired technology.

We have filed numerous patent applications in the United States and various other countries seeking protection of inventions originating from our research and development, including a number of our processes and products. Patents have been issued on many of these applications. We have also obtained rights to various patents and patent applications under licenses with third parties, which provide for the payment of royalties by us. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the United States and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. Our patents may not afford us substantial protection or commercial benefit. Similarly, our pending patent applications or patent applications licensed from third parties may not ultimately be granted as patents and we may not prevail if patents that have been issued to us are challenged in court. In addition, pending legislation to reform the patent system could also reduce our ability to enforce our patents. We do not know when, or if, changes to the U.S. patent system will become law. If we are unable to protect our intellectual property rights and prevent others from exploiting our inventions, we will not derive the benefit from them that we currently expect.

If our products infringe the intellectual property rights of others, we may incur damages and be required to incur the expense of obtaining a license.

A substantial number of patents have already been issued to other biotechnology and biopharmaceutical companies. Competitors may have filed applications for, or have been issued patents and may obtain additional patents and proprietary rights that may relate to products or processes competitive with or similar to our products and processes. Moreover, the patent laws of the United States and foreign countries are distinct and decisions as to patenting, validity of patents and infringement of patents may be resolved differently in different countries. In general, we obtain licenses to third party patents that we deem necessary or desirable for the manufacture, use and sale of our products. We are currently unable to assess the extent to which we may wish or be required to acquire rights under such patents and the availability and cost of acquiring such rights, or whether a license to such patents will be available on acceptable terms or at all. There may be patents in the United States or in foreign countries or patents issued in the future that are unavailable to license on acceptable terms. Our inability to obtain such licenses may hinder our ability to manufacture and market our products.

Uncertainty over intellectual property in the biotechnology industry has been the source of litigation, which is inherently costly and unpredictable.

We are aware that others, including various universities and companies working in the biotechnology field, have filed patent applications and have been granted patents in the United States and in other countries claiming subject matter potentially useful to our business. Some of those patents and patent applications claim only specific products or methods of making such products, while others claim more general processes or techniques useful or now used in the biotechnology industry. There is considerable uncertainty within the biotechnology industry about the validity, scope and enforceability of many issued patents in the United States and elsewhere in the world, and, to date, there is no consistent policy regarding the breadth of claims allowed in biotechnology patents. We cannot currently determine the ultimate scope and validity of patents which may be granted to third parties in the future or which patents might be asserted to be infringed by the manufacture, use and sale of our products.

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

Pending and future product liability claims may adversely affect our business and our reputation.

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

We are subject from time to time to lawsuits based on product liability and related claims. We cannot predict with certainty the eventual outcome of any pending or future litigation. We may not be successful in defending ourselves in the litigation and, as a result, our business could be materially harmed. These lawsuits may result in large judgments or settlements against us, any of which could have a negative effect on our financial condition and business. Additionally, lawsuits can be expensive to defend, whether or not they have merit, and the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in managing our business.

Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.

As a global biotechnology company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of the countries, states and other jurisdictions in which we operate. Our effective tax rate, however, may be lower or higher than experienced in the past due to numerous factors, including a change in the mix of our profitability from country to country, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business and results of operations. In addition, unfavorable results of audits of our tax filings, our inability to secure or sustain arrangements with tax authorities, and recently enacted and future changes in tax laws in jurisdictions in which we operate, among other things, may cause us to be obligated to accrue for future tax payments in excess of amounts accrued in our financial statements.

Our level of indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

As of December 31, 2008, we had $1,113.1 million of outstanding indebtedness, and we may incur additional debt in the future. Our level of indebtedness could have significant consequences to our business, for example, it could:

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

Our business involves environmental risks, which include the cost of compliance and the risk of contamination or injury.

Our business and the business of several of our strategic partners, including Genentech and Elan, involve the controlled use of hazardous materials, chemicals, biologics and radioactive compounds. Biologics manufacturing is extremely susceptible to product loss due to contamination, equipment failure, or vendor or operator error. Although we believe that our safety procedures for handling and disposing of such materials comply with state and federal standards, there will always be the risk of accidental contamination or injury. In addition, microbial or viral contamination may cause the closure of a manufacturing facility for an extended period of time. By law, radioactive materials may only be disposed of at state-approved facilities. We currently store radioactive materials from our California laboratory on-site because the approval of a disposal site in California for all California-based companies has been delayed indefinitely. If and when a disposal site is approved, we may incur substantial costs related to the disposal of these materials. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages and penalties that could harm our business. Biologics manufacturing also requires permits from government agencies for water supply and wastewater discharge. If we do not obtain appropriate permits, or permits for sufficient quantities of water and wastewater, we could incur significant costs and limits on our manufacturing volumes that could harm our business.

Several aspects of our corporate governance and our collaboration agreements may discourage a third party from attempting to acquire us.

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

•	our board of directors has the authority to issue, without a vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of common stock;

•	our collaboration agreement with Elan provides Elan with the option to buy the rights to TYSABRI in the event that we undergo a change of control, which may limit our attractiveness to potential acquirers;

•	our amended and restated collaboration agreement with Genentech provides that, in the event we undergo a change of control, within 90 days Genentech may present an offer to us to purchase our rights to RITUXAN. In an arbitration proceeding brought by Biogen Idec relating to the collaboration agreement, Genentech alleged that the November 2003 transaction in which Idec Pharmaceuticals acquired Biogen and became Biogen Idec constituted such a change of control, an assertion with which we strongly disagree. It is our position that the Biogen Idec merger did not constitute a change of control under our agreement with Genentech and that, even if it did, Genentech’s rights under the change of control provision have long since expired. If the arbitrators decide this issue in favor of Genentech, or if a change of control were to occur in the future and Genentech were to present an offer for the RITUXAN rights, we must either accept Genentech’s offer or purchase Genentech’s rights to RITUXAN on the same terms as its offer. If Genentech presents such an offer, then they will be deemed concurrently to have exercised a right, in exchange for a royalty on net sales in the U.S. of any anti-CD20 product acquired or developed by Genentech or any anti-CD20 product that Genentech licenses from a third party that is developed under the agreement, to purchase our interest in each such product;

•	our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year; and

•	advance notice is required for nomination of candidates for election as a director and for proposals to be brought before an annual meeting of stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Cambridge, Massachusetts and Surrounding Area

Our principal executive offices are located in Cambridge, Massachusetts. In Cambridge, we own approximately 510,000 square feet of real estate space, consisting of a 250,000 square foot building that houses a research laboratory, office spaces and a cogeneration plant, and an approximately 260,000 square foot building that contains research, development and quality laboratories. We lease a total of approximately 440,000 square feet, consisting of additional office and manufacturing space, in all or part of four other buildings in Cambridge. In addition, we lease approximately 36,000 square feet of warehouse space in Somerville, Massachusetts, approximately 105,000 square feet of office space in Wellesley, Massachusetts, and approximately 25,000 square feet of office and lab space in Waltham, Massachusetts. The lease expiration dates for our leased sites in Massachusetts range from 2009 to 2015. We recently executed a fifteen year lease on a 356,000 square foot office building in Weston, Massachusetts, which will serve as the future location of our executive offices with a planned occupancy during the third quarter of 2010. We anticipate that the Weston facility will decrease our overall occupancy cost per employee.

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

Hillerød, Denmark

We own approximately 60 acres of property in Hillerød, Denmark. We are constructing a large-scale biologics manufacturing facility in Hillerød, Denmark to be used to manufacture TYSABRI and other products in our pipeline. An administrative building, label and packaging facility and lab facility are currently in use. For a discussion of our plans for the Hillerød, Denmark large-scale manufacturing facility, see “Manufacturing and Raw Materials.”

Other International

We lease space in Zug, Switzerland, our international headquarters, the United Kingdom, Germany, Austria, Argentina, France, Belgium, Netherlands, Spain, Portugal, Czech Republic, Slovenia, Slovak Republic, Denmark, Sweden, Finland, Norway, Japan, India, China, Australia, New Zealand, Brazil, Hungary and Canada.

Item 3.	Legal Proceedings

Please refer to Note 19, Litigation, in “Notes to Consolidated Financial Statements” of this annual report on Form 10-K, which is incorporated into this item by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on The NASDAQ Global Select Market under the symbol “BIIB.” The following table shows the high and low sales price for our common stock as reported by The NASDAQ Global Select Market for each quarter in the years ended December 31, 2008 and 2007.

	Common Stock Price
	2008		2007
	High	Low	High	Low

First Quarter	$64.49	$54.50	$52.45	$42.86
Second Quarter	67.45	55.68	53.96	43.43
Third Quarter	73.59	45.37	69.00	53.24
Fourth Quarter	52.36	37.21	84.75	53.65

Holders

As of February 2, 2009, there were approximately 1,121 stockholders of record of our common stock. In addition, as of February 2, 2009, 406 stockholders of record of Biogen, Inc. common stock have yet to exchange their shares of Biogen, Inc. common stock for our common stock as contemplated by the merger of Biogen, Inc. and Idec Pharmaceuticals Corporation, or the Merger.

Dividends

We have not paid cash dividends since our inception. We currently intend to retain all earnings, if any, for use in the expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

We incorporate information regarding the securities authorized for issuance under our equity compensation plans into this section by reference from the section entitled “Disclosure With Respect To Our Equity Compensation Plans” in the proxy statement for our 2009 Annual Meeting of Stockholders.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

A summary of issuer repurchase activity for 2008 is as follows:

Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Number of Shares
	Total Number of	Average Price Paid	Part of Publicly	That May Yet Be
	Shares Purchased	Per Share	Announced Program	Purchased Under Our
Period	(#)	($)	(#)(a)	Program (#)

March 2008	4,028,196	$59.61	4,028,196	15,971,804
April 2008	4,971,804	$64.27	4,971,804	11,000,000
December 2008	3,777,500	$47.41	3,777,500	7,222,500

Total(a)(b)	12,777,500	$57.82	12,777,500	7,222,500

(a)	On October 13, 2006 the Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock will provide us with authorized shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program does not have an expiration date. We publicly announced the repurchase program in our press release dated October 31, 2006, which was furnished to the SEC as Exhibit 99.1 to our current report on Form 8-K filed on October 31, 2006.

(b)	After December 31, 2008, we repurchased approximately 1.2 million additional shares at a total cost of $57.6 million.

Stock Performance Graph

The graph below compares the five-year cumulative total stockholder return on our common stock, the S&P 500 Index and the Nasdaq Pharmaceutical Index, assuming the investment of $100.00 on December 31, 2003 with dividends being reinvested. The stock price performance in the graph below is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data

The following financial data should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this report on Form 10-K, beginning on page F-1.

BIOGEN IDEC INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	Years Ended December 31,
	2008 (6)	2007 (4),(5)	2006 (2),(3)	2005 (1)	2004
		(In millions, except per share amounts)

Product revenues	$2,839.7	$2,136.8	$1,781.3	$1,617.0	$1,486.4
Revenue from unconsolidated joint business	1,128.2	926.1	810.9	708.9	615.7
Other revenues	129.6	108.7	90.8	96.6	109.5
Total revenues	4,097.5	3,171.6	2,683.0	2,422.5	2,211.6
Total costs and expenses	2,883.9	2,391.8	2,243.0	2,186.5	2,168.1
Income before income tax expense and cumulative effect of accounting change	1,148.9	910.6	492.2	256.2	64.1
Income before cumulative effect of accounting change	783.2	638.2	213.7	160.7	25.1
Cumulative effect of accounting change, net of income tax	—	—	3.8	—	—
Net income	783.2	638.2	217.5	160.7	25.1
Diluted earnings per share:
Income before cumulative effect of accounting change	2.65	1.99	0.62	0.47	0.07
Cumulative effect of accounting change, net of income tax	—	—	0.01	—	—

Diluted earnings per share	$2.65	$1.99	$0.63	$0.47	$0.07

Shares used in calculating diluted earnings per share	295.0	320.2	345.3	346.2	343.5
Cash, cash equivalents and marketable securities	$2,262.8	$2,115.8	$2,314.9	$2,055.1	$2,167.6
Total assets	8,479.0	8,628.8	8,552.8	8,381.7	9,165.8
Notes payable, less current portion	1,085.4	51.8	96.7	43.4	101.9
Shareholders’ equity	5,806.1	5,534.3	7,149.8	6,905.9	6,826.4

(1)	Included in costs and expenses in 2005 is a charge of $118.1 million related to facility impairment charges.

(2)	Included in costs and expenses in 2006 is a charge of $207.4 million for in-process research and development and a net gain of $6.1 million on the settlement of license agreements associated with Fumapharm AG, or Fumapharm, and Fumedica GmbH, or Fumedica and a charge of $123.1 million for in process research and development related to the acquisition of Conforma Therapeutics, Inc. or Conforma.

(3)	In connection with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-based Payments, or SFAS 123(R), we recorded the cumulative effect of an accounting change of $3.8 million, net, as of January 1, 2006.

(4)	Included in costs and expenses in 2007 is a charge of $18.4 million for in-process research and development related to the acquisition of Syntonix Pharmaceuticals Inc., or Syntonix, and $64.3 million related to our collaborations with Cardiokine Biopharma LLC and Neurimmune SubOne AG, which we consolidated under FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46(R). The $64.3 million was offset by an equal amount of minority interest, resulting in no net impact to the results of our operations.

(5)	In July 2007, we purchased 56,424,155 shares of our common stock pursuant to a tender offer. We funded the transaction through existing cash and cash equivalents of $1,490.5 million and a short term loan of $1,500.0 million.

(6)	Included in cost and expenses in 2008 is $25.0 million for in process research and development related to a milestone payment made to the former shareholders of Conforma pursuant to the terms of our acquisition of Conforma in 2006.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information

In addition to historical information, this report contains forward-looking statements that are based on our current beliefs and expectations. These statements involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. These forward-looking statements do not relate strictly to historical or current facts and they may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “target,” “may,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding the anticipated level of future product sales, royalty revenues, expenses, contractual obligations, regulatory submissions and approvals, clinical trial results, our long-term growth, the development and marketing of additional products, the impact of competitive products, the incidence or anticipated outcome of pending or anticipated litigation, patent-related proceedings, tax assessments and other legal proceedings, our effective tax rate for future periods, our ability to finance our operations and meet our manufacturing needs, the completion of our manufacturing facility in Hillerød, Denmark, liquidity, and our plans to spend additional capital on external business development and research opportunities. Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed in the section entitled “Risk Factors” in Part II of this report and elsewhere in this report. Forward-looking statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated). Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Form 10-K, beginning on page F-1.

Executive Summary

Biogen Idec Inc. was formed in 2003 upon the acquisition of Biogen, Inc. by IDEC Pharmaceuticals Corporation in a merger transaction, or the Merger. We are a global biotechnology company that creates new standards of care in therapeutic areas of high unmet medical needs. We have two licensed biological bulk-manufacturing facilities, including our large-scale manufacturing plant in Research Triangle Park, NC, which is one of the world’s largest cell culture facilities. An additional large-scale manufacturing plant is under construction in Hillerød, Denmark. We conduct research in San Diego, CA and Cambridge, MA. In 2008, we entered into an agreement with a real estate developer for the construction and leasing of a corporate headquarters in Weston, MA. We anticipate occupancy in 2010. We have additional offices in Canada, Brazil, Argentina, Australia, New Zealand, Japan, China, India and throughout Europe, including our international headquarters in Zug, Switzerland and operate a global distribution network, which covers over 70 countries. We currently employ approximately 4,700 people worldwide.

Results for the year ended December 31, 2008 included total revenue of $4,097.5 million, net income of $783.2 million and diluted net income per share of $2.65. These results reflect continued growth in unit sales of TYSABRI, an increase in revenues from an unconsolidated joint business arrangement due to increased sales of RITUXAN, as well as the impact of price increases in the United States and the favorable impact of exchange rates in rest of world on our AVONEX product. The effect of the increase in revenue was partially offset by an increase in research and development expense due to increased level of Phase 3 clinical trials and other projects, and an increase in selling, general and administrative expense related to a higher level of personnel to sustain AVONEX sales and drive TYSABRI growth. In the fourth quarter of 2008, we completed a reorganization of our domestic and international operations, which included the movement of certain personnel and operational functions between Biogen Idec subsidiaries, as well as a restructuring of our supply chain.

Marketed Products

We currently have four marketed products:

•	AVONEX® (interferon beta-1a);

•	RITUXAN® (rituximab);

•	TYSABRI® (natalizumab);

•	FUMADERM® (dimethylfumarate and monoethylfumarate salts)

Through December 2007 we recorded product revenue from sales of ZEVALIN (ibritumomab tiuxetan) in the U.S. In December 2007, we sold the U.S. marketing, sales, manufacturing and development rights of ZEVALIN to Cell Therapeutics, Inc., or CTI, for an upfront purchase price of $10.0 million. In December 2008, pursuant to an amendment of the agreement, we received an additional $2.2 million milestone payment. We may receive up to an additional $20.0 million in milestone payments. In addition, we will receive royalty payments on future sales of ZEVALIN. As part of the overall agreement, we entered into a supply agreement with CTI to sell ZEVALIN product through 2014. Our sales of ZEVALIN to Bayer Schering Pharma AG, or Schering AG, for distribution in the EU will be recognized as product revenue and our supply of ZEVALIN to CTI is recognized as corporate partner revenue. We will continue to receive royalty revenues from Schering AG on their sales of ZEVALIN in the EU. The $10.0 million upfront and $2.2 million milestone payment have been deferred and are being recognized in our results of operations over the term of the supply agreement.

Through April 2006, we recorded product revenues from sales of AMEVIVE (alefacept). In April 2006, we sold the worldwide rights to this product to Astellas Pharma US, Inc., or Astellas. We will continue to manufacture and supply this product to Astellas for a period of up to 11 years. Under the terms of the supply agreement, we charge Astellas fixed amounts based on volume. Such amounts will be recognized as corporate partner revenue and are not significant.

Most of our revenues are currently dependent on sales of AVONEX, RITUXAN and TYSABRI. In the near term, we are dependent on the continued sales growth of TYSABRI to grow our overall revenues. In the longer term, our revenue growth is dependent on the successful clinical development, regulatory approval and launch of new commercial products currently being developed in our pipeline or products or programs that will be in-licensed or acquired.

Continued growth of global AVONEX unit sales is primarily dependent on maintaining AVONEX’s position as the most prescribed multiple sclerosis, or MS, therapy in the world. In both the U.S. and rest of world, we face increasing competition in the MS market from currently marketed products and future products in late stage development, as well as increasing pricing pressure. We continue to generate data showing AVONEX to be an effective and safe choice for MS patients and physicians.

The majority of RITUXAN unit sales are currently from use in the oncology setting. We believe there is additional room for RITUXAN unit sales growth in the immunology setting, where RITUXAN is currently approved for patients with Rheumatoid Arthritis, or RA, with inadequate response to anti-tumor necrosis factor therapies, or TNF-IR. Additional immunology indications for RITUXAN that we are investigating include earlier stage RA patients with inadequate response to disease-modifying anti-rheumatic drugs, or DMARD-IR patients, DMARD-naïve RA patients and lupus nephritis and ANCA-associated vaculitis.

In July 2006, we reintroduced TYSABRI in the U.S. and began to ship internationally for the first time. TYSABRI sales are currently for use in relapsing remitting MS and, following the FDA’s approval in January 2008, Crohn’s disease. Growth in TYSABRI revenue will be dependent on the generation of a larger and longer term safety database, as well as continued acceptance by physicians and MS patients. Since the reintroduction of TYSABRI in the U.S. and the introduction of TYSABRI in the rest of world, we have disclosed five cases of progressive multifocal leukoencephalopathy, or PML, a known side effect, in patients taking TYSABRI in the post marketing setting. These patients were the only confirmed cases of PML reported to us during this period. We continue to monitor the growth of TYSABRI unit sales in light of this news and we continue to develop protocols to potentially mitigate the risk and outcome of PML in patients being treated with TYSABRI.

Clinical Studies

Over the past few years, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and explore the utility of our existing products in treating disorders beyond those currently approved in their labels. For 2009, we expect to continue to incur significant levels of research and development expenditures. We have a number of pipeline products in late stage clinical trials, including over 13 pipeline products in Phase 2 or Phase 3 clinical trials. We are currently developing the late stage product candidates that are set forth below.

Development and/or
Marketing
Product	Product Indications	Status	Collaborators

BG-12	Relapsing MS	Phase 3	None

Anti-CD80 MAb (galiximab)	Relapsed NHL	Phase 3	None

Anti-CD23 MAb (lumiliximab)	Relapsed CLL	Phase 2/3	None

Humanized Anti-CD20 MAb (ocrelizumab)	RA	Phase 3	U.S. — Genentech Japan — Chugai and Zenyaku Outside U.S. and Japan — Roche

	Lupus nephritis	Phase 3	See above

Lixivaptan	Hyponatremia, commonly seen in acute decompensated heart failure	Phase 3	Cardiokine Biopharma LLC

ADENTRI®	Acute decompensated heart failure with renal insufficiency	Phase 3	None

In addition to the expense associated with these late stage trials, other pipeline products are in ongoing or are expected to enter proof of concept trials in 2009.

Business Development

As part of our business strategy, we have made acquisitions of other businesses, products, product rights or technologies and may continue to make acquisitions in the future. Our cash reserves and other liquid assets are substantial, but these sources of capital may be inadequate to consummate larger acquisitions and it may be necessary for us to raise substantial additional funds in the future to complete transactions. Due to the recent tightening of global credit and the disruption in the financial markets, it may be more difficult to secure such additional financing. In addition, as a result of our acquisition efforts, we may experience significant charges to earnings for merger and related expenses that may include transaction costs, closure costs or acquired in-process research and development charges.

Results of Operations

Revenues

Revenues were as follows (in millions):

	Year Ended December 31,
	2008		2007		2006

Product Sales
United States	$1,472.9	35.9%	$1,203.6	37.9%	$1,069.5	40.0%
Rest of world	1,366.8	33.4%	933.2	29.5%	711.8	26.5%

Total product revenues	2,839.7	69.3%	2,136.8	67.4%	1,781.3	66.5%
Unconsolidated Joint Business	1,128.2	27.5%	926.1	29.2%	810.9	30.2%
Other Revenues	129.6	3.2%	108.7	3.4%	90.8	3.3%

Total revenues	$4,097.5	100.0%	$3,171.6	100.0%	$2,683.0	100.0%

Product Revenues

Product revenues were as follows (in millions):

	Year Ended December 31,
	2008		2007		2006

AVONEX	$2,202.6	77.6%	$1,867.8	87.4%	$1,706.7	95.9%
TYSABRI	588.6	20.7%	229.9	10.8%	35.8	2.0%
FUMADERM	43.4	1.5%	21.5	1.0%	9.5	0.5%
ZEVALIN	4.8	0.2%	16.9	0.8%	17.8	1.0%
AMEVIVE	0.3	—%	0.7	—	11.5	0.6%

Total product revenues	$2,839.7	100.0%	$2,136.8	100.0%	$1,781.3	100.0%

Cost of Sales

Cost of sales includes the following (in millions):

	Year Ended December 31,
	2008		2007		2006

Cost of product revenues	$397.0	98.8%	$330.5	98.6%	$270.0	98.4%
Cost of royalty revenues	5.0	1.2%	4.7	1.4%	4.4	1.6%

Cost of sales	$402.0	100.0%	$335.2	100.0%	$274.4	100.0%

During the years ended December 31, 2008, 2007, and 2006, we wrote down approximately $29.8 million, $21.6 million, and $13.0 million, respectively, of inventory which was charged to cost of sales.

Cost of Product Revenues

Cost of product revenues, included in cost of sales, by product are as follows (in millions):

	Year Ended December 31,
	2008		2007		2006

AVONEX	$272.0	68.5%	$258.3	78.2%	$234.7	86.9%
TYSABRI	68.5	17.3%	10.4	3.1%	5.3	2.0%
FUMADERM	3.9	1.0%	1.6	0.5%	3.1	1.2%
ZEVALIN	5.6	1.4%	14.0	4.2%	16.2	6.0%
AMEVIVE	8.0	2.0%	3.1	0.9%	10.0	3.7%
Other	39.0	9.8%	43.1	13.1%	0.7	0.2%

Cost of product revenues	$397.0	100.0%	$330.5	100.0%	$270.0	100.0%

AVONEX

Revenues from AVONEX were as follows (in millions):

	Year Ended December 31,
	2008		2007		2006

AVONEX
U.S.	$1,276.5	58.0%	$1,085.0	58.1%	$1,022.2	59.9%
Rest of world	926.1	42.0%	782.8	41.9%	684.5	40.1%

Total AVONEX revenues	$2,202.6	100.0%	$1,867.8	100.0%	$1,706.7	100.0%

For 2008 compared to 2007, U.S. sales of AVONEX increased $191.5 million, or 17.6%, due to price increases, partially offset by decreased product demand. For 2008 compared to 2007, rest of world sales of AVONEX increased $143.3 million, or 18.3%, due to increased unit shipments, the impact of exchange rates and the establishment of additional direct market affiliates.

For 2007 compared to 2006, U.S. sales of AVONEX increased $62.8 million, or 6.1%, primarily due to the impact of price increases. These increases were offset by lower demand. For 2007 compared to 2006, rest of world sales of AVONEX increased $98.3 million, or 14.4%, primarily due to the impact of exchange rates and higher sales volume.

We expect to face increasing competition in the MS marketplace in both the U.S. and rest of world from existing and new MS treatments, including TYSABRI and our other pipeline products, which may have a negative impact to the unit sales of AVONEX. We expect future unit sales of AVONEX to be dependent to a large extent on our ability to compete successfully with the products of our competitors.

TYSABRI

Revenues from TYSABRI were as follows (in millions):

	Year Ended December 31,
	2008		2007		2006

TYSABRI
U.S.	$196.4	33.4%	$104.4	45.4%	$25.8	72.1%
Rest of world	392.2	66.6%	125.5	54.6%	10.0	27.9%

Total TYSABRI revenues	$588.6	100.0%	$229.9	100.0%	$35.8	100.0%

Under the terms of a collaboration agreement with Elan, we manufacture TYSABRI and collaborate with Elan on the product’s marketing, commercial distribution and on-going development activities. We recognize revenue for sales of TYSABRI in the U.S. upon Elan’s shipment of the product to third party distributors. We recognize revenue for sales of TYSABRI in rest of world at the time of product delivery to our customers and distributors.

Since the reintroduction of TYSABRI in the U.S. and the introduction of TYSABRI in the rest of world in July 2006, we have disclosed five cases of PML, a known side effect, in patients taking TYSABRI in the post marketing setting. These patients were the only confirmed cases of PML reported to us during this period. We continue to monitor the growth of TYSABRI unit sales in light of these results and we continue to develop protocols to potentially mitigate the risk and outcome of PML in patients being treated with TYSABRI.

For 2008 and 2007, we recorded revenue on sales of TYSABRI of $588.6 million and $229.9 million, respectively. The increase in 2008 sales as compared to 2007 sales is primarily due to increased unit shipments due to the growth in the number of patients using TYSABRI.

For 2007 and 2006, we have recorded revenue on sales of TYSABRI of $229.9 million and $35.8 million, respectively. The increase in 2007 sales as compared to 2006 sales is primarily due to increased unit shipments due to the growth in the number of patients using TYSABRI and due to the product being shipped for the entire 12 months during 2007 versus being shipped for only six months in 2006.

During 2007 and 2006, we had product on hand that had been fully written-off in 2005 due to the uncertainties surrounding the TYSABRI suspension but which was available to fill future orders. As we sold TYSABRI in 2007 and 2006, we realized lower than normal cost of sales and, therefore, higher margins, as we shipped the inventory that had been previously written-off. For 2007 and 2006, cost of sales was approximately $12.6 million and $2.6 million, respectively, lower due to the sale of TYSABRI that had been previously written-off. All TYSABRI inventory that had been previously written-off had been shipped by December 31, 2007.

During the year ended December 31, 2008, pursuant to our collaboration agreement with Elan, Elan paid us a $75.0 million milestone payment in order to maintain the current collaboration profit sharing split. We recorded this amount as deferred revenue upon receipt and are recognizing this $75.0 million as product revenue in our consolidated statement of income over the term of our collaboration with Elan based on a units of revenue method whereby the revenue recognized is based on the ratio of units shipped in the current period over the total units expected to be shipped over the remaining term of the collaboration. We recognized $1.5 million of this milestone as revenue for the year ended December 31, 2008. Based on the TYSABRI sales levels achieved through the fourth quarter of 2008, in January 2009, Elan paid us an additional milestone payment of $50.0 million in order to maintain the current collaboration profit sharing split. Revenue from this milestone payment will also be deferred and recognized on a units of revenue model.

FUMADERM

In connection with our June 2006 acquisition of Fumapharm, we began recognizing revenue on sales of FUMADERM to our distributor, Fumedica, in July 2006. In December 2006, we acquired the right to distribute FUMADERM in Germany from Fumedica effective May 1, 2007. In connection with the acquisition of the FUMADERM distribution rights in Germany, we committed to the repurchase of any inventory Fumedica did not sell by May 1, 2007. As a result of this provision, we deferred the recognition of revenue on shipments made to Fumedica through April 30, 2007. We resumed recognizing revenue on sales of FUMADERM into the German market in May 2007. Sales of FUMADERM for 2008, 2007, and 2006 were $43.4 million, $21.5 million, and $9.5 million, respectively. These increases in sales were primarily due to increased volumes.

ZEVALIN

In 2008, 2007, and 2006 sales of ZEVALIN were $4.8 million, $16.9 million, and $17.8 million, respectively. The decrease in total ZEVALIN sales in 2008 as compared to 2007 is primarily due to the sale of the rights to market, sell, manufacture, and develop ZEVALIN in the U.S. to CTI during the fourth quarter of 2007. Beginning in 2008, ZEVALIN product revenue consists only of ZEVALIN sales to Schering AG.

AMEVIVE

In 2008, 2007, and 2006, sales of AMEVIVE were $0.3 million, $0.7 million, and $11.5 million, respectively. The decrease in total AMEVIVE sales is due to the sale, in April 2006, of our worldwide rights and infrastructure related to sales, production, and marketing of AMEVIVE to Astellas.

Although we sold the rights to this product, we continue to report a small amount of product revenues related to shipments made by certain of our overseas joint ventures, which we consolidate.

Provisions for Discounts and Allowances

Revenues from product sales are recognized when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured. Revenues are recorded net of applicable allowances for trade term discounts, wholesaler incentives, Medicaid rebates, Veteran’s Administration, or VA, rebates, managed care rebates, product returns, other applicable allowances and, in 2006, patient assistance and patient replacement goods. The estimates we make with respect to these allowances represent significant judgments.

Effective January 1, 2007, we changed the manner in which we administer our patient assistance and patient replacement goods programs. Prior to January 1, 2007, AVONEX product shipped for these programs was invoiced and recorded as gross product revenue and an offsetting provision for discount and returns was recorded for expected credit requests from the distributor that administers these programs on our behalf (as such, no net revenue was recorded for these shipments). Effective January 1, 2007, we entered into a new arrangement with a distributor. Under the new sales model, gross revenue is not recorded for product shipped to satisfy these programs, and cost of sales is recorded when the product is shipped.

Provisions for discounts and allowances reduced gross product revenues as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Discounts	$67.1	$45.7	$102.9
Contractual adjustments	149.0	105.2	93.3
Returns	12.2	22.1	38.7

Total allowances	$228.3	$173.0	$234.9

Gross product revenues	$3,068.0	$2,309.8	$2,016.2

Percent of gross product revenues	7.4%	7.5%	11.7%

An analysis of the amount of, and change in, reserves is as follows (in millions):

		Contractual
	Discounts	Adjustments	Returns	Total

2008
Beginning Balance	$6.4	$33.1	$20.4	$59.9
Current provisions relating to sales in current year	67.1	150.6	14.7	232.4
Adjustments relating to prior years	—	(1.6)	(2.5)	(4.1)
Payments/returns relating to sales in current year	(57.8)	(101.2)	(0.1)	(159.1)
Payments/returns relating to sales in prior years	(6.5)	(32.8)	(14.4)	(53.7)

Ending Balance	$9.2	$48.1	$18.1	$75.4

2007
Beginning Balance	$12.7	$30.5	$17.8	$61.0
Current provisions relating to sales in current year	45.7	113.1	17.1	175.9
Adjustments relating to prior years	—	(7.9)	5.0	(2.9)
Payments/returns relating to sales in current year	(39.4)	(72.3)	(0.4)	(112.1)
Payments/returns relating to sales in prior years	(12.6)	(30.3)	(19.1)	(62.0)

Ending Balance	$6.4	$33.1	$20.4	$59.9

2006
Beginning Balance	$11.6	$35.7	$2.3	$49.6
Current provisions relating to sales in current year	102.9	96.4	31.6	230.9
Adjustments relating to prior years	—	(3.1)	7.1	4.0
Payments/returns relating to sales in current year	(90.2)	(63.1)	(16.1)	(169.4)
Payments/returns relating to sales in prior years	(11.6)	(35.4)	(12.5)	(59.5)
Other adjustments	—	—	5.4	5.4

Ending Balance	$12.7	$30.5	$17.8	$61.0

Our product revenue reserves are based on estimates of the amounts earned or to be claimed on the related sales. These estimates take into consideration our historical experience, current contractual requirements, statutory requirements, specific known market events and trends and forecasted customer buying patterns. If actual results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment.

Product revenue reserves are categorized as follows: discounts, contractual adjustments and returns.

Discount reserves include trade term discounts, wholesaler incentives and, in 2006, patient assistance. For 2008 compared to 2007, discounts increased $21.4 million, or 46.8%, primarily resulting from increases in trade term discounts and wholesaler incentives as a result of price increases. For 2007 compared to 2006, discounts decreased $57.2 million, or 55.6%, resulting from a $67.5 million reduction related to the change of patient assistance to a consignment model, offset by increases in trade term discounts and wholesaler incentives.

Contractual adjustment reserves relate to Medicaid, VA and managed care rebates and other applicable allowances. For 2008 compared to 2007, contractual adjustments increased $43.8 million, or 41.6%, primarily due to the impact of higher reserves for managed care (associated with higher level of activity with respect to rebates and 2008 price increases in the U.S.) and Medicaid and VA programs (associated with 2007 price increases in the U.S.). For 2007 compared to 2006, contractual adjustments increased $11.9 million, or 12.8%, primarily due to the impact of higher reserves for managed care (associated with higher level of activity with respect to rebates and associated with 2007 price increases in the U.S.) and Medicaid and VA programs (associated with 2007 price increases in the U.S.).

Product return reserves are established for returns made by wholesalers and our patient replacement goods program in 2006. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. We also accept returns from our patients for various reasons. For 2008 compared to

2007, return reserves decreased $9.9 million, or 44.8%, primarily due to a decrease in estimated product returns. For 2007 compared to 2006, return reserves decreased $16.6 million, or 42.9%, primarily due to a $15.0 million decrease related to patient replacement goods under the new sales model.

Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. The majority of wholesaler returns are due to product expiration. Expired product return reserves are estimated through a comparison of historical return data, as adjusted, to their related sales on a production lot basis. Historical rates of return are determined for each product and are adjusted for known or expected changes in the marketplace specific to each product.

Unconsolidated Joint Business Revenues

We have a collaboration with Genentech Inc., or Genentech, that was created and operates by agreement rather than through a joint venture or other legal entity. Our rights under the terms of our amended and restated collaboration agreement with Genentech include co-exclusive rights to develop, commercialize and market RITUXAN in the United States and Canada with Genentech. Genentech has the exclusive right to develop, commercialize and market RITUXAN in the rest of the world. We have assigned our rights to develop, commercialize and market RITUXAN in Canada to F. Hoffman-La Roche Ltd., or Roche. Genentech shares a portion of the pretax U.S. co-promotion profits with us and Roche shares a portion of the pretax Canadian co-promotion profits of RITUXAN with us.

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

Under the terms of separate sublicense agreements between Genentech and Roche, Roche is responsible for commercialization of RITUXAN outside the U.S., except in Japan where RITUXAN is co-marketed by Zenyaku Kogyo Co. Ltd., or Zenyaku, and Chugai Pharmaceutical Co. Ltd, or Chugai, an affiliate of Roche. There is no direct contractual arrangement between us and Roche, Zenyaku or Chugai.

Revenues from unconsolidated joint business consists of (1) our share of pretax co-promotion profits in the U.S. and Canada and (2) royalty revenue from sales of RITUXAN outside the U.S. and Canada by Roche, Zenyaku and Chugai. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling, and marketing expenses, and joint development expenses incurred by Genentech, Roche and us.

Revenues from unconsolidated joint business consist of the following (in millions):

	Year Ended December 31,
	2008	2007	2006

Co-promotion profits in the U.S.	$733.5	$616.8	$555.8
Reimbursement of selling and development expenses in the U.S.	59.7	58.5	61.1
Revenue on sales of RITUXAN outside the U.S.	335.0	250.8	194.0

	$1,128.2	$926.1	$810.9

Co-promotion profits in the U.S. consist of the following (in millions):

	Year Ended December 31,
	2008	2007	2006

Product revenues, net	$2,587.4	$2,284.8	$2,071.2
Costs and expenses	741.0	730.2	669.3

Co-promotion profits in the U.S.	$1,846.4	$1,554.6	$1,401.9

Biogen Idec’s share of co-promotion profits in the U.S.	$733.5	$616.8	$555.8

Net sales of RITUXAN to third-party customers in the U.S. recorded by Genentech for 2008 were $2,587.4 million compared to $2,284.8 million in 2007, and $2,071.2 million in 2006. These increases were primarily due to increased unit sales in treatments of B-cell NHL and chronic lymphocytic leukemia (an unapproved use of RITUXAN), increased utilization for RA and increases in the wholesale price of RITUXAN.

In 2008, 2007, and 2006, reimbursements of selling and development expenses in the U.S. were $59.7 million, $58.5 million and $61.1 million, respectively. The increase in 2008 from 2007 was primarily due to development costs we incurred related to the development of RITUXAN in RA. The decrease in 2007 from 2006 was primarily due to the reimbursement of development costs when Roche exercised its option to participate in the relapsing remitting multiple sclerosis development program.

Revenue on sales of RITUXAN outside the U.S. consists of our share of co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada. Our royalty revenue on sales of RITUXAN is based on Roche, Zenyaku and Chugai’s net sales to third-party customers. We record our royalty revenue and co-promotion profit revenue on sales of RITUXAN outside the U.S. on a cash basis. Revenues on sales of RITUXAN outside the U.S. in 2008, 2007, and 2006 were $335.0 million, $250.8 million, and $194.0 million, respectively. These increases were due to several factors, including increased market penetration. The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. For the majority of European countries, the first commercial sale of RITUXAN occurred in the second half of 1998. Therefore, we expect a significant decrease in royalty revenues on sales of RITUXAN outside the US and Canada beginning in the latter half of 2009. Specifically, the royalty period with respect to sales in France, Spain, Germany and the United Kingdom will expire in 2009. As a result, royalty revenue is expected to be in the range of $250.0 million to $290.0 million in 2009. The royalty period with respect to sales in Italy will expire in 2010. The royalty period with respect to sales in other countries will expire through 2012.

Under the amended and restated collaboration agreement, our current pretax co-promotion profit-sharing formula, which resets annually, is as follows:

Biogen Idec’s Share
Co-promotion Operating Profits	of Co-promotion Profits

First $50 million	30%
Greater than $50 million	40%

In 2008, 2007, and 2006, the 40% threshold was met during the first quarter.

For each calendar year or portion thereof following the approval date of the first New Anti-CD20 Product, the pretax co-promotion profit-sharing formula for RITUXAN and New Anti-CD20 Products sold by us and Genentech will change.

		Biogen Idec’s
		Share of
	First New Anti-CD20 Product U.S.	Co-promotion
Co-promotion Operating Profits	Gross Product Sales	Profits

First $50 million(1)	N/A	30%
Greater than $50 million	Until such sales exceed $150 million in any calendar year(2)	38%
	Or
	After such sales exceed $150 million in any calendar year until such sales exceed $350 million in any calendar year(3)	35%
	Or
	After such sales exceed $350 million in any calendar year(4)	30%

(1)	not applicable in the calendar year the first New Anti-CD20 Product is approved if $50 million in co-promotion operating profits has already been achieved in such calendar year through sales of RITUXAN.

(2)	if we are recording our share of RITUXAN co-promotion profits at 40%, upon the approval date of the first New Anti-CD20 Product, our share of co-promotion profits for RITUXAN and the New Anti-CD20 Product will be immediately reduced to 38% following the approval date of the first New Anti-CD20 Product until the $150 million in first New Anti-CD20 Product sales level is achieved.

(3)	if $150 million in first New Anti-CD20 Product sales is achieved in the same calendar year the first New Anti-CD20 Product receives approval, then the 35% co-promotion profit-sharing rate will not be effective until January 1 of the following calendar year. Once the $150 million in first New Anti-CD20 Product sales level is achieved then our share of co-promotion profits for the balance of the year and all subsequent years (after the first $50 million in co-promotion operating profits in such years) will be 35% until the $350 million in first New Anti-CD20 Product sales level is achieved.

(4)	if $350 million in first New Anti-CD20 Product sales is achieved in the same calendar year that $150 million in new product sales is achieved, then the 30% co-promotion profit-sharing rate will not be effective until January 1 of the following calendar year (or January 1 of the second following calendar year if the first New Anti-CD20 Product receives approval and, in the same calendar year, the $150 million and $350 million in first New Anti-CD20 Product sales levels are achieved). Once the $350 million in first New Anti-CD20 Product sales level is achieved then our share of co-promotion profits for the balance of the year and all subsequent years will be 30%.

Currently, we record our share of expenses incurred for the development of New Anti-CD20 Products in research and development expense until such time as a New Anti-CD20 Product is approved, at which time we will record our share of pretax co-promotion profits related to the New Anti-CD20 Product in revenues from unconsolidated joint business.

Under our collaboration agreement with Genentech, we will receive a lower royalty percentage of revenue from Genentech on sales by Roche and Zenyaku of New Anti-CD20 Products, as compared to the royalty percentage of revenue on sales of RITUXAN.

In 2008, under the terms of our collaboration agreement, we paid Genentech $31.5 million to participate in a license agreement with Roche for the development of a Third Party Anti-CD20 Product. This was recorded as research and development cost in our consolidated statement of operations as the product had no alternative future use. In addition, in 2008 we received $12.4 million from Genentech pursuant to Roche choosing to participate in a study of RITUXAN in primary-progressive multiple sclerosis. This was recorded as revenue from unconsolidated joint business in our consolidated statement of operations.

Other Revenue

Other revenues consist of the following (in millions):

	Year Ended December 31,
	2008		2007		2006

Royalties	$116.2	89.7%	$102.1	93.9%	$86.2	94.9%
Corporate partner	13.4	10.3%	6.6	6.1%	4.6	5.1%

	$129.6	100.0%	$108.7	100.0%	$90.8	100.0%

Royalty Revenues

We receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control. Our royalty revenues on sales of RITUXAN outside the U.S. are included in revenues from unconsolidated joint business in the accompanying consolidated statements of income.

For 2008 compared to 2007, royalty revenue increased $14.1 million, or 13.8%, primarily due to an increase in sales levels of certain products under license partially offset by the expiration of certain contracts and decreased sales level of certain products under license. For 2007 compared to 2006, royalty revenues increased $15.9 million, or 18.4%, primarily due to an increase in sales levels of products under license partially offset by the expiration of royalties under certain contracts.

Royalty revenues may fluctuate as a result of fluctuations in sales levels of products sold by our licensees from quarter to quarter due to the timing and extent of major events such as new indication approvals or government-sponsored programs.

Corporate Partner Revenues

Corporate partner revenues represent contract revenues such as ZEVALIN and AMEVIVE and license fees.

Costs and Expenses

Costs and expenses are as follows (in millions):

	Year Ended December 31,
	2008		2007		2006

Cost of sales, excluding amortization of acquired intangible assets	$402.0	13.9%	$335.2	14.0%	$274.4	12.3%
Research and development	1,072.1	37.2%	925.2	38.7%	718.4	32.0%
Selling, general, and administrative	925.3	32.1%	776.1	32.4%	685.0	30.5%
Collaboration profit (loss) sharing	136.0	4.7%	14.0	0.6%	(9.7)	(0.4)%
Acquired in-process research and development	25.0	0.9%	84.2	3.5%	330.5	14.7%
Amortization of acquired intangible assets	332.7	11.5%	257.5	10.8%	267.0	11.9%
Facility impairments and (gain) loss on disposition, net	(9.2)	(0.3)%	(0.4)	—	(16.5)	(0.7)%
Gain on termination of license agreements, net	—	—	—	—	(6.1)	(0.3)%

Total costs and expenses	$2,883.9	100.0%	$2,391.8	100.0%	$2,243.0	100.0%

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

The shelf life associated with our products is generally between 3 and 48 months, depending on the product. Obsolescence due to dating expiration has not been a historical concern, given the rapidity in which our products move through the channel. Changes due to our competitors’ price movements have not adversely affected us. We do not provide incentives to our distributors to assume additional inventory levels beyond what is customary in their ordinary course of business.

We have written-down the following inventory, which was charged to cost of sales (in millions):

	Year Ended December 31,
	2008	2007	2006

AVONEX	$14.9	$11.1	$4.4
TYSABRI	7.6	4.0	2.9
FUMADERM	—	0.1	—
AMEVIVE	6.0	0.1	2.4
ZEVALIN	1.3	6.3	3.3

	$29.8	$21.6	$13.0

The write-downs were the result of the following (in millions):

	Year Ended December 31,
	2008	2007	2006

Failed quality specifications	$16.0	$12.0	$11.2
Excess and/or obsolescence	13.8	9.6	1.8

	$29.8	$21.6	$13.0

Research and Development Expenses

Research and development expenses totaled $1,072.1 million in 2008 compared to $925.2 million in 2007, and $718.4 million in 2006.

For 2008 compared to 2007, research and development expenses increased $146.9 million, driven by an increase of $56.4 million related to the continued advancement of our pipeline into Phase 3 clinical trials. In 2008, we initiated registrational trials in the Lixivaptan and Adentri programs and continued to execute development plans of our BG-12, Anti-CD23, and Anti-CD80 programs. Costs associated with Phase 3 clinical trials are, in most cases, more significant than those incurred in earlier stages of our pipeline. In 2008, we had 8 programs in Phase 3 clinical trials as compared to 5 in 2007. We also increased spend in our Anti-CD20 programs, which is being developed in both Phase 2 and Phase 3 clinical trials by $46.2 million primarily due to a $31.5 million opt-in payment to participate in the Roche-led GA101 program. The balance of the increase of $44.3 million is due to other research and development investments, primarily in our pre clinical and early stage pipeline programs including HSP90, BIIB014, BART and LINGO programs.

For 2007 compared to 2006, research and development expenses increased $206.8 million, primarily due to an increase of $129.1 million related to the continued advancement of our late stage pipeline which includes a $50.0 million upfront payment to Cardiokine Biopharma LLC for the Lixivaptan collaboration entered into in August of 2007. In addition, in 2007, we initiated registrational trials for the Anti-CD23 and BG-12 programs. In 2007, we had 5 programs in Phase 3 clinical trials as compared to 3 in 2006. The balance of the $77.7 million is due to other research and development investments, primarily in pre clinical and early stage pipeline programs driven by our business development deals with Syntonix and Conforma, as well as increased spend for the Baminercept-alpha (LTBR-Fc) program in anticipation of the 2007 and 2008 data read outs.

We expect that research and development expenses will increase in 2009 primarily due to the greater number of product candidates in late stage clinical trials.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $925.3 million in 2008 compared to $776.1 million in 2007, and $685.1 million in 2006.

For 2008 compared to 2007, selling, general and administrative expenses increased $149.2 million, or 19.2%, primarily due to a $90.0 million increase in sales and marketing, of which $55.3 million related to international sales and marketing activities primarily for AVONEX and TYSABRI and a $43.6 million increase in salaries and benefits related to general and administrative personnel as well as increases in fees and services.

For 2007 compared to 2006, selling, general and administrative expenses increased $91.0 million, or 13.3%, primarily due to a $65.0 million increase in sales and marketing activities for TYSABRI, primarily in international sales and marketing, a $25.5 million net increase in salaries and benefits related to increased headcount in general and administrative personnel, a $19.0 million increase in fees and services related to general and administrative matters offset by a $12.1 million decrease in sales and marketing activities for ZEVALIN due to decreased commercial efforts due to the planned divestiture of this product line.

We do not anticipate a significant increase in total selling, general, and administrative expenses in 2009 as compared to the amount incurred in 2008.

Severance and Other Restructuring Costs

Severance and other restructuring costs totaled $5.0 million in 2008 as compared to $1.8 million in 2007 and $3.6 million in 2006. These costs are included in research and development expense and selling, general and administrative expense in our consolidated statements of income. At December 31, 2008, there are no remaining material severance or restructuring accruals on our consolidated balance sheet.

Amortization of Intangible Assets

For 2008, 2007, and 2006, amortization expense was $332.7 million, $257.5 million, and $267.0 million, respectively.

Our most significant intangible asset is the core technology related to our AVONEX product. Our amortization policy for our core technology intangible asset is based on the principles of Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which requires the amortization of intangible assets to reflect the pattern in which the economic benefits of the intangible asset are consumed. Every year during the third quarter we complete our long range planning cycle, which includes an analysis of the anticipated product sales of AVONEX. The results of this forecast serve as the basis for our assumptions used in the economic consumption amortization model for our core technology intangible asset. We also establish minimum annual amortization amounts to ensure amortization charges are not unreasonably deferred to future periods. See Note 1, Business Overview and Summary of Significant Accounting Policies, for a detailed description of our accounting policy for amortization of intangible assets.

For 2008 compared to 2007, amortization expense increased $75.2 million, or 29.2%, primarily due to the changes in the estimate of the future revenue of AVONEX, which serves as the basis for the calculation of economic consumption for core technology that occurred as part of our annual reassessment of amortization expense in the third quarters of 2008 and 2007. The change in the estimate of the future revenue of AVONEX is attributable to the expected impact of competitor products, including commercialization of our own pipeline product candidates.

For 2007 compared to 2006, amortization expense decreased $9.5 million, or 3.6%, primarily due to the changes in estimate of the future revenue of AVONEX, which serves as the basis in our calculation of economic consumption for core technology.

We review our intangible assets for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. No such events or changes in circumstances occurred in 2008. If future events or circumstances indicate that the carrying value of these assets may not be recoverable, we may be required to record additional charges to our results of operations.

In-Process Research and Development (IPR&D)

For 2008, 2007, and 2006, IPR&D charges were $25.0 million, $84.2 million, and $330.5 million, respectively.

In 2008, we recorded an IPR&D charge of $25.0 million related to a HSP90-related milestone payment made to the former shareholders of Conforma, pursuant to the terms of our acquisition of Conforma in 2006.

During the year ended December 31, 2007, we recorded IPR&D charges of $84.2 million. The principal components of this amount are as follows: $18.4 million related to the acquisition of Syntonix, approximately $30 million related to the collaboration with Cardiokine Biopharma LLC, or Cardiokine and $34.3 million related to the collaboration with Neurimmune. Cardiokine and Neurimmune are variable interest entities, as defined in FIN 46(R). The consolidation of these entities resulted in IPR&D charges. The IPR&D charges have been recorded as a component of operating income. However, because the IPR&D charges relate to the fair value of the underlying technology retained by the parent companies of Cardiokine and Neurimmune, these amounts were allocated to the respective minority interests. Consequently, minority interest of $64.3 million was recorded as a component of non-operating income. In 2006, we recorded $207.4 million and $123.1 million in IPR&D related to the acquisitions of Fumapharm and Conforma, respectively.

Through December 31, 2008, research and development expenditures related to in-process research and development projects acquired in prior years are $42.9 million, $36.3 million, and $129.3 million related to Syntonix, Conforma, and Fumapharm, respectively.

See Note 2, Acquisitions and Dispositions, and Note 16, Research Collaborations of the Consolidated Financial Statements.

Facility Impairments and (Gain) Loss on Disposition, net

In 2008, as part of the lease agreement described in Note 18, Commitments and Contingencies, we sold the development rights on a parcel of land in Cambridge, MA in a non-monetary transaction for $11.4 million. We recorded a pre-tax gain of approximately $9.2 million on the sale. In 2006, we completed the sale of one of the buildings in our Cambridge, Massachusetts facility, known as Bio 1. Proceeds from the sale were approximately $39.5 million. We recorded a pre-tax gain of approximately $15.6 million on the sale. We continued to occupy a minor portion of the building under a leasing arrangement. In 2006, we also sold our clinical manufacturing facility in Oceanside, California, known as NICO for total consideration of $29.0 million. We recorded an immaterial net gain pursuant to this transaction.

Gain on Settlement of License Agreements, net

In 2006, we recorded a net gain on settlement of license agreements, net of $6.1 million as discussed below.

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

Fumedica

During 2006, we recorded a charge of $28.1 million in connection with a settlement agreement with Fumedica Arzneimittel AG and Fumedica Arzneimittel GmbH, collectively Fumedica. The charge related to the settlement of the agreement with Fumedica under which we were contingently obligated to make royalty payments with respect to a successful launch of BG-12 for psoriasis in Germany. Under the terms of the settlement agreement, we will not be required to make any royalty payments to Fumedica if BG-12 is successfully launched for psoriasis in Germany. The $28.1 million was expensed in 2006, as it related to a product that had not reached technological feasibility.

Share-based Compensation Expense

In the year ended December 31, 2008 and 2007, we recorded share-based compensation expense of $146.2 million, and $123.1 million, respectively, associated with SFAS 123(R). In the year ended December 31, 2006, we recorded share-based compensation expense of $126.8 million associated with SFAS 123(R), which is net of a cumulative effect pre-tax adjustment of $5.6 million, or $3.8 million after-tax. The cumulative effect results from the application of an estimated forfeiture rate for current and prior period unvested restricted stock awards.

Our share-based compensation programs consist of share-based awards granted to employees including stock options, restricted stock, performance-based restricted stock units, and restricted stock units, or RSUs, as well as our employee stock purchase plan, or ESPP. The fair value of performance based stock units is based on the market price of our stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation expense is adjusted for subsequent changes in the outcome of performance-related conditions until the vesting date.

Other Income (Expense), Net

Other income (expense), net, is as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Interest income	$72.1	$103.6	$101.2
Interest expense	(52.0)	(40.5)	(0.9)
Impairments of investments	(60.3)	(24.4)	(34.4)
Gain (loss) on sales of investments, net	(1.1)	16.7	(2.8)
Minority interest income (expense)	(6.9)	58.4	(6.8)
Foreign exchange gains (losses), net	(9.8)	3.0	4.9
Settlement of litigation and claims	—	0.1	(4.6)
Gain on sale of property	—	7.1	—
Other, net	(6.7)	6.8	(4.5)

Total other income (expense), net	$(64.7)	$130.8	$52.1

Interest Income

For 2008 compared to 2007, interest income decreased $31.5 million, or 30.4%, primarily due to a reduction in cash and cash equivalents due to the funding of our tender offer in July 2007, a net payment of $525.5 million for our term loan facility and other debt, and lower investment yields. For 2007 compared to 2006, interest income increased $2.4 million, or 2.4%, primarily due to higher yields offset by a reduction in cash and cash equivalents due to the funding of our tender offer in July 2007. We expect that further reductions in yields may impact our interest income in 2009.

Interest Expense

For 2008 compared to 2007, interest expense increased $11.5 million, or 28.4%, primarily due to an increased average debt balance in 2008 as compared to 2007 as well as $8.9 million due to the impact of hedge ineffectiveness as discussed in Note 4, Financial Instruments. For 2007 compared to 2006, interest expense increased $39.6 million, primarily due to the increased debt levels relating to our tender offer funded in July 2007 (see Note 21, Tender Offer). As discussed in Note 4, Financial Instruments, in 2008 we terminated certain interest rate swaps. Upon termination of the swaps, the carrying amount of the 6.875% Senior Notes due in 2018 increased by $62.8 million as it was accounted for as a fair value hedge. This amount will be recognized as a reduction of interest expense and amortized using the effective interest rate method over the remaining life of the Senior Notes.

Impairment on Investments

In 2008, the impairment on investments was due to an other than temporary decline in the fair value of marketable debt securities of $41.7 million related primarily to non agency mortgage and asset backed securities and corporate securities classified as available for sale as well as other than temporary declines in the fair values of our strategic investments of $18.6 million. In 2007 and 2006, the impairment of investments is primarily due to the other than temporary decline in value in our strategic investments portfolio. We may incur additional impairment charges on these investments in the future.

Minority Interest

For 2008 compared to 2007, minority interest decreased $65.3 million, primarily due to the recording in 2007 of $64.3 million in minority interest pursuant to the initial consolidation of Cardiokine in August 2007 and Neurimmune in November 2007. For 2007 compared to 2006, minority interest increased $65.2 million, also primarily due to the initial consolidation of Cardiokine and Neurimmune in 2007. The minority interest related to Cardiokine and Neurimmune recorded in 2007 offset an equal charge to IPR&D, which resulted in no net impact to our results of operations for these IPR&D and minority interest charges. Excluding the impact of these consolidations, minority interest expense was $6.9 million, $5.9 million and $6.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Gain on Sale of Property

In 2007, we sold approximately 28 acres of land in Oceanside, California for $16.5 million. We recorded a pre-tax gain of approximately $7.1 million on the sale.

Income Tax Provision

Due to tax law changes in certain jurisdictions, during 2008 we completed a reorganization of our domestic and international corporate structure and moved certain personnel and operational functions between affiliates. We anticipate the restructuring will impact amounts subject to future taxation in the U.S. and foreign jurisdictions. We anticipate the changes in our international structure will have a slight unfavorable impact on our effective tax rate for 2009 and beyond, as compared to our tax rate in 2008. We do not anticipate that the domestic reorganization will have a significant impact on our tax rate in 2009 and beyond as compared to our 2008 tax rate.

Our effective tax rate was 31.8%, 29.9% and 56.6% on pre-tax income for the years ended December 31, 2008, 2007 and 2006, respectively. The effective tax rate in 2008 was higher than that in 2007, primarily due to an increased percentage of our foreign earnings being subject to U.S. income tax and the effects of our reorganization of our international operations during 2008, partially offset by certain tax credits and deferred tax assets which will be realized, as a result of our domestic reorganization.

Our effective rate for 2006 was higher than the rate for 2007 primarily due to the write-off of non-deductible IPR&D in connection with the acquisitions of Conforma and Fumapharm, offset by a non-deductible gain on settlement of the Fumapharm license agreement, and the impact of acquisition-related intangible amortization related to foreign jurisdictions and state taxes, offset by the effect of lower income tax in certain non-U.S. jurisdictions.

Refer to Note 15, Income Taxes, in “Notes to Consolidated Financial Statements”, for full income tax rate reconciliations for 2008, 2007 and 2006.

Financial Condition and Liquidity

Our financial condition is summarized as follows (in millions):

	December 31,	December 31,
	2008	2007

Cash and cash equivalents	$622.4	$659.7
Marketable securities and loaned securities — current and non-current	1,640.4	1,456.1

Total cash, cash equivalents, and marketable securities (including loaned securities)	$2,262.8	$2,115.8

Working capital	$1,534.8	$179.2
Outstanding borrowings — current and non-current	$1,113.1	$1,563.0

Our cash, cash equivalents, and marketable securities at December 31, 2008, are relatively consistent with the balances at December 31, 2007. However, there were several significant cash flow activities including the net repayment of approximately $513.0 million of indebtedness, $738.9 million used to fund share repurchases, as well as $276.0 used to purchase property plant and equipment offset by cash generated from operations of $1,566.5 million and cash received from the termination of our interest rate swaps of $53.9 million. During the year ended December 31, 2008, we paid approximately $72.5 million in milestone and other payments pursuant to our research and development programs, including $31.5 million pursuant to our Genentech agreement, $25.0 million of contingent purchase price in connection with our Conforma acquisition and $10.5 million related to the development of the Beta-Amyloid antibody under our arrangement with Neurimmune Therapeutics AG. We also received $75.0 million pursuant to our Elan collaboration. All of these milestone payments are included in cash from operations except the conforma payment which is included in investing activities on the consolidated statement of cash flows.

Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and U.S. government instruments, and other interest bearing marketable debt instruments in accordance with our investment policy. The value of these securities may be adversely affected which could impact our financial position and our overall liquidity. In particular, the value of our investments may be adversely affected by increases in interest rates, downgrades in the corporate bonds included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the mortgage, auto and credit card asset backed securities included in our portfolio, and by other factors which may result in other than temporary declines in value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. We attempt to mitigate these risks with the assistance of our investment advisors by investing in high quality securities and continuously monitoring the overall risk profile of our portfolio. We also maintain a well diversified portfolio that limits our credit exposure through concentration limits set within our investment policy.

As noted in Note 3, Fair Value Measurements, in “Notes to Consolidated Financial Statements,” a majority of our financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued utilizing third party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, other industry, and economic events. We validate the prices provided by our third party pricing services by understanding the models used, obtaining market values from other pricing sources, and analyzing pricing data in certain instances. The fair values of our foreign currency forward contracts, interest rate swaps, debt instruments and plan assets for deferred compensation are based on market inputs and have been classified as Level 2. While we believe the valuation methodologies are appropriate, the use of valuation methodologies is highly judgmental and changes in methodologies can have a material impact on the values of these assets, our financial position, and overall liquidity. Refer to Item 7A of this Form 10-K, “Quantitative and Qualitative Disclosure About Market Risk,” for further discussion of the impact of changes in interest rates on these investments.

We have financed our operating and capital expenditures through cash flows from our operations. We financed our common stock tender offer in July 2007 through the use of debt and existing cash. We expect to finance our current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that these funds will be sufficient to meet our operating requirements for the foreseeable future. However, we may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances, additional equity and debt financings or from other sources.

On December 4, 2008, Standard & Poor’s upgraded our credit rating from BBB to BBB+. According to public records, the rating action reflects the prospects for continued growth of our multiple sclerosis (MS) franchise and our conservative financial policies. Specifically, Standard & Poor’s stated that our liquidity is more than adequate and that no significant debt is maturing in the near term, which for us is 2013. We have sufficient liquid funds in cash and marketable securities and have access to a $360.0 million credit facility.

See Part I, Item 1A, “Risk Factors” of this Form 10-K for risk factors that could negatively impact our cash position and ability to fund future operations.

Operating activities

Cash provided by operations is primarily driven by our net income and adjusted for non-cash items. On an ongoing basis, we expect cash provided from operating activities will continue to be our primary source of funds to finance operating needs and capital expenditures. In 2008, 2007, and 2006, net cash provided by operating activities was $1,566.5 million, $1,020.6 million, and $841.3 million, respectively.

The increase in cash from operating activities for 2008 as compared to 2007, was primarily due to higher earnings net of a higher investment in working capital and the proceeds received from the termination of the interest rate swap.

The increase in cash from operating activities in 2007 as compared to 2006 was primarily due to higher earnings. Movements in working capital accounts, which were a use of funds of $77.9 million in 2007 as compared to a use of funds of $103.3 million in 2006, also contributed to this increase.

Investing activities

In 2008, 2007, and 2006, net cash used in investing activities was $365.9 million, $286.6 million, and $599.8 million, respectively.

In 2008, our sources of cash from investing activities consisted primarily of the net proceeds from sales and purchases of marketable securities. Our primary use of cash in investing activities consisted primarily of the purchases of property plant and equipment of $275.9 million. Payments pursuant to acquisitions and licenses were $25.0 million, which related to our 2006 acquisition of Conforma. The change in balance of collateral received under securities lending is reflected as a source of cash in investing activities offset by a use of cash from financing activities.

In 2007, net proceeds from sales of marketable securities of $209.0 million, were used to partially fund the tender offer described in Note 21, Tender Offer. Purchases of property, plant and equipment totaled $284.1 million in 2007. Payments made for acquisitions were $95.8 million in 2007, which primarily related to our acquisition of Syntonix for $42.3 million, and our collaboration payments to Cardiokine Biopharma LLC for $50.0 million and Neurimmune of $2.0 million. The change in balance of collateral received under securities lending is reflected as a use of cash in investing activities offset by a source of cash from financing activities. Additionally, in 2007 we sold our position in a strategic investment for $99.5 million.

In 2006, net cash used to purchase marketable securities was $162.8 million. Purchases of property, plant and equipment totaled $198.3 million for 2006. Payments made for acquisitions were $363.3 million in 2006, which related to our acquisitions of Fumapharm and Conforma. Proceeds from the sale of product lines were $59.8 million in 2006, which related to the sale of AMEVIVE.

Financing activities

In 2008, 2007, and 2006, net cash used in financing activities was $1,236.7 million, $735.2 million, and $148.4 million, respectively.

The primary increase in use of cash in 2008 was the repayment of our term loan facility of $1,500.0 million, and the purchase of our common stock of $738.9 million, offset in part by the issuance of long-term debt, net, of $987.0 million, and proceeds of $178.5 million relating to the exercise of stock options and purchases of our stock under our share based compensation arrangements.

In 2007, the primary use of cash related to the repurchase of treasury stock via the tender offer of $2,990.5 million. This repurchase was partially funded with cash proceeds from a short-term note of $1,500.0 million. This transaction is described in Note 21, Tender Offer. Additionally, cash proceeds from issuance of stock for our share based compensation arrangements were $489.2 million, which was primarily attributable to the exercise of stock options and participation in our ESPP plan. The change in balance of collateral received under securities lending is reflected as a use of cash in investing activities offset by a source of cash from financing activities.

In 2006, the primary use of cash was $320.3 million for the purchase of treasury stock, offset by $147.0 million in proceeds from issuance of stock for our share based compensation arrangements.

Borrowings

On March 4, 2008, we issued $450.0 million aggregate principal amount of 6.0% Senior Notes due March 1, 2013 and $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 for proceeds of $987.0 million, net of issuance costs. Additionally, in connection with the note issuance, we entered into interest rate swaps, which were terminated in December 2008 and are further described in Note 4, Financial Instruments.

We used the proceeds of this offering, along with cash and the proceeds from the liquidation of marketable securities, to repay the $1,500.0 million term loan facility we had entered into in July 2007 in connection with the funding of our June 2007 tender offer.

In June 2007, we also entered into a five-year $400.0 million Senior Unsecured Revolving Credit Facility, which we may use for working capital and general corporate purposes. The bankruptcy of Lehman Brothers Holdings Inc. in September 2008 has eliminated their $40.0 million commitment, thereby reducing the availability of the credit facility to $360.0 million. The terms of this revolving credit facility include various covenants, including financial covenants that require us to not exceed a maximum leverage ratio and under certain circumstance, an interest coverage ratio. As of December 31, 2008, we were in compliance with these covenants and there were no borrowings outstanding under this credit facility.

Tender Offer

On June 27, 2007, pursuant to the terms of a modified “Dutch Auction” tender offer, we accepted for payment 56,424,155 shares of our common stock at a price of $53.00 per share for a purchase price of $2,990.5 million. We funded the tender offer through existing cash and cash equivalents of $1,490.5 million and a $1,500.0 million term loan facility as described in Note 8, Indebtedness. All of the shares repurchased were retired in July 2007.

Commitments

As of December 31, 2008, we have completed the first phase of construction of our large-scale biologic manufacturing facility in Hillerød, Denmark, which included partial completion of a bulk manufacturing component, a labeling and packaging component, and installation of major equipment. We are proceeding with the second phase of the project, including the completion of the large scale bulk manufacturing component and construction of a warehouse. As of December 31, 2008, we had contractual commitments of approximately $14.5 million for the second phase. This second phase of the project is expected to be ready for commercial production in 2010.

The timing of the completion and anticipated licensing of the bulk manufacturing facility is in part dependent upon market acceptance of TYSABRI. See “Risk Factors — Our near-term success depends on the market acceptance and successful sales growth of TYSABRI.” We continue to evaluate our requirements for TYSABRI inventory and additional manufacturing capacity in light of the approved label and our judgment of the potential market acceptance of TYSABRI in MS, and additional approved indications in the U.S., EU and other jurisdictions.

Share Repurchase Programs

In October 2004, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock that expired October 4, 2006, under this program we repurchased 7.5 million shares at a cost of $320.3 million in 2006. In October 2006, our Board of Directors authorized the repurchase of up to an additional 20.0 million shares of our common stock. This repurchase program does not have an expiration date. We have repurchased approximately 12.8 million shares of our common stock for $738.9 million under the share repurchase program as of December 31, 2008. Subsequent to December 31, 2008, we repurchased approximately 1.2 million additional shares under this program at a total cost of $57.6 million and have approximately 6.0 million shares remaining for repurchase available under this program.

Contractual Obligations and Off-Balance Sheet Arrangements

At December 31, 2008, we have funding commitments of up to approximately $25.5 million as part of our investment in biotechnology oriented venture capital funds. In addition, we have committed to make potential future milestone payments to third parties of up to approximately $1,237.7 million as part of our various collaborations including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2008, such contingencies have not been recorded in our financial statements. We expect to make approximately $29.0 million of milestone payments in 2009.

At December 31, 2008, we have several clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations, or CROs. The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of $25.4 million recorded in accrued expenses on our consolidated balance sheet for work done by CROs at December 31, 2008. We have approximately $221.7 million in cancellable future commitments based on existing CRO contracts at December 31, 2008.

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

The following summarizes our contractual obligations (excluding funding and contingent milestone payments as described above and construction commitments disclosed above under “Commitments”) at December 31, 2008, and the effects such obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Payments Due by Period
		Less than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

Non-cancellable operating leases	$399.2	$31.4	$67.2	$54.0	$246.6
Notes payable, including interest	1,515.0	92.9	142.6	562.0	717.5
Other long-term obligations	24.1	9.8	8.9	—	5.4

Total contractual cash obligations	$1,938.3	$134.1	$218.7	$616.0	$969.5

This table includes our obligation of approximately $12.8 million pursuant to a dedicated resource agreement whereby a laboratory will provide us with dedicated services through 2010. This table excludes any liabilities pertaining to uncertain tax positions as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. In connection with the adoption of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48, we reclassified approximately $113.0 million in reserves for uncertain tax positions from current taxes payable to long term liabilities. At December 31, 2008, we have approximately $145.2 million of long term liabilities associated with uncertain tax positions.

Legal Matters

See Note 19, Litigation, to the consolidated financial statements for a discussion of legal matters as of December 31, 2008.

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

Investments

We invest in various types of securities, including:

•	short-term and long-term marketable securities, principally corporate notes, government securities and other asset backed securities, in which our excess cash balances are invested. Restrictions that limit the amount of investment exposure by institution, maturity and type are detailed in our Investment Policy. The objectives of this policy are safety of principal, liquidity and lastly yield.

•	equity securities in certain publicly-traded biotechnology companies some of which we have collaborative agreements with; and

•	equity securities of certain companies whose securities are not publicly traded and where fair value is not readily available.

These investments are accounted for in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115, or APB No. 18, The Equity Method of Accounting for Investments in Common, or APB 18, as appropriate.

In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurement, or SFAS 157, we have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

As noted in Note 3, Fair Value Measurements, a majority of our financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued utilizing third party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, other industry, and economic events. We validate the prices provided by our third party pricing services by understanding the models used, obtaining market values from other pricing sources, and analyzing pricing data in certain instances.

We also have some investments classified as Level 3 whose fair value is initially measured at transaction prices and subsequently valued using the pricing of recent financing and/or by reviewing the underlying economic fundamentals and liquidation value of the companies. We apply judgments and estimates when we validate the prices provided by third parties. While we believe the valuation methodologies are appropriate, the use of valuation methodologies is highly judgmental and changes in methodologies can have a material impact on our results of operations.

Impairment

In accounting for investments, we evaluate if a decline in the fair value of a marketable security below our cost basis is other-than-temporary, and if so, we record an impairment charge in our consolidated statement of income. The factors that we consider in our assessments for our investments in debt securities include the fair market value of the security, the duration of the security’s decline, and our ability and intent to hold to maturity. For our investments in equity securities, we consider the fair market value of the security, the duration of the security’s decline as well as prospects for the investee, including favorable clinical trial results, new product initiatives, new collaborative agreements and our intent and ability to hold to recovery. The determination of whether a loss is other than temporary is highly judgmental and can have a material impact on our financial results.

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

Valuation of Acquired Intangible Assets and In-process Research and Development Expenses

We have acquired, and expect to continue to acquire, intangible assets primarily through the acquisition of biotechnology companies. These intangible assets primarily consist of technology associated with human therapeutic products and in-process product candidates. When significant identifiable intangible assets are acquired, an independent third-party valuation firm is generally engaged to assist in determining the fair values of these assets as of the acquisition date. Management will determine the fair value of less significant identifiable intangible assets acquired. Discounted cash flow models are typically used in these valuations, and these models require the use of significant estimates and assumptions including but not limited to:

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

Income Taxes

In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial accounting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and the effects of viable tax planning strategies. Our estimates of future taxable income include, among other items, our estimates of future income tax deductions related to the exercise of stock options. In the event that actual results differ from our estimates, we adjust our estimates in future periods and we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2008	2007

Balance at January 1	$221.1	$196.8
Additions based on tax positions related to the current period	21.8	29.7
Additions for tax positions of prior periods	20.4	83.5
Reductions for tax positions of prior periods	(13.7)	(70.2)
Settlements	—	(18.7)

Balance at December 31	$249.6	$221.1

Included in the balance of unrecognized tax benefits at December 31, 2008, December 31, 2007, and January 1, 2007, are $155.1 million, $110.5 million, and $98.2 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods. We do not anticipate any significant changes in our positions in the next twelve months.

New Accounting Standards

See Note 27, New Accounting Pronouncements, for a discussion of new accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have operations in Canada, Brazil, Argentina, Australia, New Zealand, Japan, China, India and throughout Europe in connection with the sale of AVONEX, TYSABRI and FUMADERM. We also receive royalty revenues based on worldwide product sales by our licensees and through Genentech on sales of RITUXAN outside of the U.S. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign currency exchange rates (primarily Euro, Danish kroner, Swedish krona, British pound, Japanese yen, Canadian dollar and Swiss franc).

We use foreign currency forward contracts to manage foreign currency risk but do not engage in currency speculation. We use these forward contracts to hedge certain forecasted transactions denominated in foreign currencies. A hypothetical adverse 10% movement in foreign exchange rates compared to the U.S. dollar across all maturities (for example, a strengthening of the Euro) would result in a hypothetical decrease in the fair value of forward contracts of approximately $52.4 million. Our use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is necessarily limited because it does not take into account operating transactions.

Certain of our debt instruments are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. A 100 basis-point adverse movement (increase in LIBOR) would increase annual interest expense by approximately $0.2 million.

In addition, the fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. We estimate that such hypothetical adverse 100 basis point movement would result in a hypothetical loss in fair value of approximately $12.2 million to our interest rate sensitive instruments.

The returns from cash, cash equivalents and marketable securities will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease interest income by approximately $11.9 million.

We are exposed to equity price risks on the marketable portion of equity securities included in our portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. We regularly review the market prices of these investments for impairment purposes. A hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $0.9 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-64 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act), as of December 31, 2008. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of that period, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in all annual reports. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections labeled “Proposal 1 — Election of Directors — Information about our Board of Directors and its Committees” and “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” contained in the proxy statement for our 2009 annual meeting of stockholders.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto in the section labeled “Executive Compensation and Related Information” contained in the proxy statement for our 2009 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto in the sections labeled “Stock Ownership” and “Disclosure with Respect to our Equity Compensation Plans” contained in the proxy statement for our 2009 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto in the sections labeled “Proposal 1 — Election of Directors — Information about our Board of Directors and its Committees,” “Executive Compensation and Related Information — Potential Payments Upon Termination or Change in Control,” and “Certain Relationships and Related Person Transactions” contained in the proxy statement for our 2009 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto in the section labeled “Proposal 2 — Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the proxy statement for our 2009 annual meeting of stockholders.

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

(3) Exhibits:

The exhibits which are filed or furnished with this report or which are incorporated herein by reference are set forth in the Exhibit Index beginning on page A-1, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN IDEC INC.

By:	/s/ James C. Mullen
James C. Mullen
Chief Executive Officer and President

Date: February 6, 2009

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ James C. Mullen James C. Mullen	Director, Chief Executive Officer and President (principal executive officer)	February 6, 2009

/s/ Paul J. Clancy Paul J. Clancy	Executive Vice President, Finance and Chief Financial Officer (principal financial officer)	February 6, 2009

/s/ Michael F. MacLean Michael F. MacLean	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 6, 2009

/s/ Bruce R. Ross Bruce R. Ross	Director; Chairman of the Board of Directors	February 6, 2009

/s/ Lawrence C. Best Lawrence C. Best	Director	February 6, 2009

/s/ Marijn E. Dekkers Marijn E. Dekkers	Director	February 3, 2009

/s/ Alan B. Glassberg Alan B. Glassberg, M.D.	Director	February 6, 2009

/s/ Nancy L. Leaming Nancy L. Leaming	Director	February 6, 2009

/s/ Robert W. Pangia Robert W. Pangia	Director	February 6, 2009

/s/ Stelios Papadopoulos Stelios Papadopoulos	Director	February 6, 2009

Name	Capacity	Date

/s/ Cecil B. Pickett Cecil B. Pickett	Director	February 6, 2009

/s/ Brian S. Posner Brian S. Posner	Director	February 6, 2009

/s/ Lynn Schenk Lynn Schenk	Director	February 6, 2009

/s/ Phillip A. Sharp Phillip A. Sharp, Ph.D.	Director	February 6, 2009

/s/ William D. Young William D. Young	Director	February 6, 2009

BIOGEN IDEC INC.  AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)

Revenues:
Product	$2,839,651	$2,136,821	$1,781,313
Unconsolidated joint business	1,128,238	926,098	810,864
Other revenues	129,618	108,698	90,872

Total revenues	4,097,507	3,171,617	2,683,049

Costs and expenses:
Cost of sales, excluding amortization of acquired intangible assets	401,989	335,192	274,383
Research and development	1,072,058	925,164	718,390
Selling, general and administrative	925,305	776,103	685,067
Collaboration profit (loss) sharing	136,041	14,079	(9,682)
Amortization of acquired intangible assets	332,745	257,495	266,998
Acquired in-process research and development	25,000	84,172	330,520
Facility impairments and gain on disposition, net	(9,242)	(360)	(16,507)
Gain on settlement of license agreements, net	—	—	(6,140)

Total costs and expenses	2,883,896	2,391,845	2,243,029

Income from operations	1,213,611	779,772	440,020
Other income (expense), net	(64,668)	130,823	52,143

Income before income tax provision and cumulative effect of accounting change	1,148,943	910,595	492,163
Income tax expense	365,776	272,423	278,431

Income before cumulative effect of accounting change	783,167	638,172	213,732
Cumulative effect of accounting change, net of income tax expense	—	—	3,779

Net income	$783,167	$638,172	$217,511

Basic earnings per share:
Income before cumulative effect of accounting change	$2.67	$2.02	$0.63
Cumulative effect of accounting change, net of income tax	—	—	0.01

Basic earnings per share	$2.67	$2.02	$0.64

Diluted earnings per share:
Income before cumulative effect of accounting change	$2.65	$1.99	$0.62
Cumulative effect of accounting change, net of income tax	—	—	0.01

Diluted earnings per share	$2.65	$1.99	$0.63

Weighted-average shares used in calculating:
Basic earnings per share	292,332	315,836	338,585

Diluted earnings per share	294,984	320,171	345,281

See accompanying notes to the consolidated financial statements

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
	(In thousands, except per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$622,385	$659,662
Marketable securities	719,586	319,408
Collateral received for loaned securities	29,991	208,209
Accounts receivable, net of allowances of $32,047 and $29,341 at December 31, 2008 and 2007, respectively	446,665	392,646
Due from unconsolidated joint business	206,925	166,686
Loaned securities	29,446	204,433
Inventory	263,602	233,987
Other current assets	139,400	183,376

Total current assets	2,458,000	2,368,407

Marketable securities	891,406	932,271
Property, plant and equipment, net	1,594,754	1,497,383
Intangible assets, net	2,161,058	2,492,354
Goodwill	1,138,621	1,137,372
Investments and other assets	235,152	201,028

Total assets	$8,478,991	$8,628,815

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Collateral payable on loaned securities	$29,991	$208,209
Accounts payable	107,417	90,672
Taxes payable	223,260	11,274
Accrued expenses and other	534,887	367,885
Current portion of notes payable and line of credit	27,667	1,511,135

Total current liabilities	923,222	2,189,175

Notes payable	1,085,431	51,843
Long-term deferred tax liability	356,017	521,525
Other long-term liabilities	308,238	331,977

Total liabilities	2,672,908	3,094,520

Commitments and contingencies (Notes 15, 16, 18 and 19)
Shareholders’ equity:
Preferred stock, par value $0.001 per share (8,000 shares authorized, of which 1,750 are designated Series A and 1,000 are designated Series X Junior Participating; 8 shares of Series A issued and outstanding with a $551 liquidation value at December 31, 2008 and 2007)	—	—
Common stock, par value $0.0005 per share (1,000,000 shares authorized; 297,253 and 295,698 shares, and 288,046 and 295,698 shares issued and outstanding at December 31, 2008 and 2007, respectively)	149	147
Additional paid-in capital	6,073,957	5,807,071
Accumulated other comprehensive income	(11,106)	79,246
Retained Earnings (Accumulated deficit)	270,180	(352,169)
Treasury stock, at cost; 9,207 and 0 shares at December 31, 2008 and 2007, respectively	(527,097)	—

Total shareholders’ equity	5,806,083	5,534,295

Total liabilities and shareholders’ equity	$8,478,991	$8,628,815

See accompanying notes to the consolidated financial statements

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$783,167	$638,172	$217,511
Adjustments to reconcile net income to net cash flows from operating activities Depreciation and amortization of fixed and intangible assets	462,059	380,293	375,870
Acquired in process research and development and license	25,000	136,172	330,520
Minority interest in subsidiaries	6,940	(58,427)	6,770
Gain on settlement of license agreements, net	—	—	(6,140)
Share based compensation	146,207	123,129	126,783
Cash received upon termination of interest rate swap	53,873	—	—
Non-cash interest (income) expense and foreign exchange translation loss (gain)	(4,934)	1,444	1,521
Deferred income taxes	(139,549)	(81,555)	(106,337)
Realized (gain) loss on sale of marketable securities and strategic investments	1,078	(16,732)	(1,169)
Write-down of inventory to net realizable value	29,850	21,599	12,989
Facility impairments and (gain) loss on disposition, net	(9,242)	(360)	(16,507)
Impairment of investments and other assets	61,644	24,445	34,424
Excess tax benefit from stock options	(27,990)	(69,666)	(31,682)
Changes in assets and liabilities, net:
Accounts receivable	(57,565)	(70,701)	(37,009)
Due from unconsolidated joint business	(40,239)	2,022	(27,649)
Inventory	(54,204)	(83,192)	(36,637)
Other assets	3,711	238	(20,737)
Accrued expenses and other current liabilities	148,467	32,460	13,812
Other liabilities and taxes payable	176,219	41,294	4,935

Net cash flows provided by operating activities	1,564,492	1,020,635	841,268

Cash flows from investing activities:
Purchases of marketable securities	(3,163,824)	(2,945,244)	(1,949,907)
Proceeds from sales and maturities of marketable securities	2,941,060	3,154,290	1,787,139
Proceeds from sale of product line	—	—	59,800
Acquisitions, net of cash acquired	(25,000)	(95,789)	(363,251)
Purchases of property, plant and equipment	(275,954)	(284,106)	(198,312)
Proceeds from sale of property, plant and equipment	—	16,669	74,216
Purchase of other investments	(20,373)	(23,672)	(9,458)
Proceeds from the sale of strategic investments	—	99,489	—
Collateral received under securities lending	178,218	(208,209)	—

Net cash flows used in investing activities	(365,873)	(286,572)	(599,773)

Cash flows from financing activities:
Purchase of treasury stock	(738,938)	(2,991,184)	(320,268)
Proceeds from issuance of stock for share based compensation arrangements	178,486	489,180	146,959
Change in cash overdraft	(498)	(5,399)	(11,860)
Excess tax benefit from stock options	27,990	69,666	31,682
Proceeds from borrowings	986,980	1,512,913	17,694
Repayments of borrowings	(1,512,474)	(12,042)	(12,617)
Repayments of long-term debt	—	(6,563)	—
Obligation under securities lending	(178,218)	208,209	—

Net cash flows used in financing activities	(1,236,672)	(735,220)	(148,410)

Net increase (decrease) in cash and cash equivalents	(38,053)	(1,157)	93,085
Effect of exchange rate changes on cash and cash equivalents	776	(558)	124

Cash and cash equivalents, beginning of the year	659,662	661,377	568,168

Cash and cash equivalents, end of the year	$622,385	$659,662	$661,377

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$40,026	$35,439	$—
Income taxes	$371,978	$251,928	$397,931
Non-cash financing activity:
Conversion of subordinated notes to common and treasury stock	$—	$38,986	$—
Issuance of notes to Fumedica	$—	$—	$39,196

See Note 1, Business Overview and Summary of Significant Accounting Policies, for a discussion of non-cash securities lending activities that occurred during the period.

See accompanying notes to the consolidated financial statements

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

						Accumulated
	Convertible				Additional	Other	Deferred				Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Stock-Based	Accumulated	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Compensation	Deficit	Shares	Amount	Equity
	(In thousands, except share amounts)

Balance, December 31, 2005	8	$—	345,712	$173	$8,206,911	$(13,910)	$(42,894)	$(1,021,644)	(5,751)	$(222,760)	$6,905,876

Comprehensive income:
Net income								217,511			217,511
Unrealized gains on securities available for sale, net of tax of $3,062						4,793					4,793
Unrealized gains on foreign currency forward contracts, net of tax of $236						510					510
Translation adjustment						31,205					31,205

Total comprehensive income											254,019

Unrealized losses on pension benefit obligation, net of tax of $437						(743)					(743)
Repurchase of common stock for treasury, at cost									(7,479)	(320,268)	(320,268)
Issuance of treasury stock under stock option and stock purchase plans					(30,360)			(56,694)	5,767	223,373	136,319
Forfeiture of common stock under restricted stock plan			(75)	—
Amortization of deferred stock compensation, net of forfeitures							229				229
Deferred stock compensation adjustment for FAS 123R					(42,665)		42,665				—
Compensation expense related to share-based payments					131,539						131,539
Tax benefit from share-based payments					42,807						42,807

Balance, December 31, 2006	8	$—	345,637	$173	$8,308,232	$21,855	$—	$(860,827)	(7,463)	$(319,655)	$7,149,778

Comprehensive income:
Net income								638,172			638,172
Unrealized gains on securities available for sale, net of tax of $3,984						9,124					9,124
Unrealized loss on foreign currency forward contracts, net of tax of $2,263						(3,962)					(3,962)
Unrealized gains on pension benefit obligation, net of tax of $370						2,421					2,421
Translation adjustment						49,808					49,808

Total comprehensive income											695,563

Repurchase and retirement of common stock pursuant to tender offer (Note 21)			(56,424)	(29)	(2,991,155)						(2,991,184)
Issuance of treasury stock from conversion of subordinated notes payable								(83,682)	2,850	119,795	36,113
Issuance of common stock from conversion of subordinated notes payable			182	—	2,371						2,371
Issuance of treasury stock under stock option and stock purchase plans								(33,824)	2,994	135,720	101,896
Issuance of common stock under stock option and stock purchase plans			8,017	4	386,928						386,932
Issuance of treasury stock under stock award plans					(48,292)			135	465	18,076	(30,081)
Issuance of common stock under stock award plans			45	—	(2,744)			(676)			(3,420)
Forfeiture of common stock under restricted stock plan			(16)	—				2,378	(50)	(2,378)	—
Compensation expense related to share-based payments					128,101						128,101
Tax benefit from share-based payments					67,227						67,227
Cumulative effect adjustment from adoption of FIN 48					(10,583)			1,585			(8,998)
Treasury stock reclassifications			(1,743)	(1)	(33,014)			(15,430)	1,204	48,442	(3)

Balance, December 31, 2007	8	$—	295,698	$147	$5,807,071	$79,246	$—	$(352,169)	—	$—	$5,534,295

See accompanying notes to the consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)

						Accumulated
	Convertible				Additional	Other	Deferred				Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Stock-Based	Retained	Treasury Stock		Shareholders’
	Shares	Amount	Shares	Amount	Capital	(Loss) Income	Compensation	Earnings	Shares	Amount	Equity
	(In thousands, except share amounts)

Comprehensive income:
Net income								783,167			783,167
Unrealized gains on securities available for sale, net of tax of $(1,123)						(67)					(67)
Unrealized loss on foreign currency forward contracts, net of tax of $(1,522)						(36,140)					(36,140)
Unrealized gains on pension benefit obligation, net of tax of $0						(43)					(43)
Translation adjustment						(54,102)					(54,102)

Total comprehensive income											692,815

Repurchase of common stock for Treasury, at cost									(12,778)	(738,938)	(738,938)
Issuance of common stock from conversion of subordinated notes payable			16	—	227				—	—	227
Issuance of common stock under stock option and stock purchase plans			852	1	34,297			(56,223)	3,380	200,411	178,486
Issuance of common stock under stock award plans			688	1	(29,800)			(26,026)	191	11,430	(44,395)
Forfeiture of common stock under restricted stock plan			(1)	—	—						—
Compensation expense related to share-based payments					153,748						153,748
Tax benefit from share-based payments					29,845						29,845
Treasury stock reclassification					78,569			(78,569)			—

Balance, December 31, 2008	8	$—	297,253	$149	$6,073,957	$(11,106)	$—	$270,180	(9,207)	$(527,097)	$5,806,083

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

Principles of Consolidation

The consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries and of our joint ventures in Italy and Switzerland, Biogen Dompe SRL and Biogen Dompe Switzerland Gmbh, respectively. In accordance with FASB Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities, or FIN 46(R), we consolidate variable interest entities in which we are the primary beneficiary. For such consolidated entities in which we own less than a 100% interest, we record minority interest in our statement of income for the ownership interest of the minority owner. All material intercompany balances and transactions have been eliminated in consolidation.

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

Foreign exchange transaction gains and losses are included in the results of operations in other income (expense), net. We had net foreign exchange gains (losses) of $(9.8) million, $3.0 million, and $4.9 million in 2008, 2007, and 2006, respectively.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We have certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in SFAS 157. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

Our publicly traded strategic investments have been classified as Level 1 because their fair value are based on quoted market prices. All of our marketable debt securities have been classified as Level 2. These assets have been initially valued at the transaction price and subsequently valued utilizing market-based inputs, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, other industry, and economic events. The fair values of our foreign currency forward contracts, interest rate swaps, debt instruments and plan assets for deferred compensation are based on market inputs and have been classified as Level 2. We also have some investments classified as Level 3 whose fair value is initially measured at transaction prices and subsequently valued using the pricing of recent financing and/or by reviewing the underlying economic fundamentals and liquidation value of the companies.

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

The components of inventories are as follows (in millions):

	December 31,
	2008	2007

Raw materials	$29.8	$46.4
Work in process	180.0	155.4
Finished goods	53.8	32.2

	$263.6	$234.0

Capitalization of Inventory Costs

We capitalize inventory costs associated with our products prior to regulatory approval when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. We consider numerous attributes in evaluating whether the costs to manufacture a particular product should be capitalized as an asset. We assess the regulatory approval process and where the product stands in relation to that approval process including any known constraints and impediments to approval, including safety, efficacy and potential labeling restrictions. We evaluate our anticipated research and development initiatives and constraints relating to the particular product and the indication in which it will be used. We consider our

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturing environment including our supply chain in determining logistical constraints that could possibly hamper approval or commercialization. We consider the shelf life of the product in relation to the expected timeline for approval and we consider patent related or contract issues that may prevent or cause delay in commercialization. We are sensitive to the significant commitment of capital to scale up production and to launch commercialization strategies. We also base our judgment on the viability of commercialization, trends in the marketplace and market acceptance criteria. Finally, we consider the reimbursement strategies that may prevail with respect to the product and assess the economic benefit that we are likely to realize. We expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies. As of December 31, 2008 and 2007, the carrying value of our inventory did not include any costs associated with products that had not yet received regulatory approval.

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

We have written-down the following unmarketable inventory, which was charged to cost of sales (in millions):

	Year Ended December 31,
	2008	2007	2006

AVONEX	$14.9	$11.1	$4.4
TYSABRI	7.6	4.0	2.9
FUMADERM	—	0.1	—
AMEVIVE	6.0	0.1	2.4
ZEVALIN	1.3	6.3	3.3

	$29.8	$21.6	$13.0

The write-downs were the result of the following (in millions):

	Year Ended December 31,
	2008	2007	2006

Failed quality specifications	$16.0	$12.0	$11.2
Excess and/or obsolescence	13.8	9.6	1.8

	$29.8	$21.6	$13.0

Marketable Securities and Investments

Marketable Securities, including Strategic Investments

Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and U.S. government instruments, asset backed securities and other debt instruments. We limit the amount of investment exposure as to institution, maturity and investment type. At December 31, 2008, all of these securities were classified as “available-for-sale” in accordance with Statement of

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS 115. All available-for-sale securities are recorded at fair market value and unrealized gains and losses, to the extent deemed temporary, are included in accumulated other comprehensive income in shareholders’ equity, net of related tax effects. Realized gains and losses are reported in other income (expense) net. Declines in value determined to be other than temporary on available for sale securities are reported in other income (expense) net. This can include losses due to, among other factors, changes in credit quality, interest rates, or value declines resulting from the disruption in the capital markets during the latter half of 2008. Valuation of available-for-sale securities for purposes of determining the amount of gains and losses is based on the specific identification method.

As part of our strategic product development efforts, we invest in equity securities of certain biotechnology companies some of which we have collaborative agreements with such investments are known as strategic investments and are classified as available for sale and accounted for as marketable securities or as cost investments under Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, or APB 18 and related interpretations. When assessing whether a decline in the fair value of a strategic investment below our cost basis is other-than-temporary, we consider the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business, including favorable clinical trial results, new product initiatives and new collaborative agreements.

Non-Marketable Securities

We also invest in equity securities of companies whose securities are not publicly traded and where fair value is not readily available. These investments are recorded using either the cost method or the equity method of accounting, depending on our percentage ownership interest and other factors which may indicate the existence of significant influence, as required by APB 18 and related interpretations. We monitor these investments to evaluate whether any decline in their value has occurred that would be other than temporary, based on the implied value from any recent rounds of financing completed by the investee, market prices of comparable public companies, and general market conditions.

Securities lending

We loan certain securities from our portfolio to other institutions. Such securities are classified as loaned securities on the accompanying consolidated balance sheet. Collateral for the loaned securities, consisting of cash or other securities is maintained at a rate of approximately 102% of the market value of each loaned security. We held cash as collateral in the amount of $30.0 million and $208.2 million as of December 31, 2008 and 2007, respectively. The cash collateral is recorded as collateral received for loaned securities on the consolidated balance sheet. We have a current obligation to return the collateral which is reflected as collateral received on loaned securities on the accompanying consolidated balance sheet. Income received from lending securities is recorded in other income (expense), net.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Depreciation is generally calculated on the straight-line basis over the estimated useful lives of the assets. Leasehold improvements are amortized over the lesser of the useful life or the term of the respective lease. Maintenance costs are expensed as incurred. Buildings and building components are depreciated over estimated useful lives ranging from 15 to 40 years, machinery and equipment from 6 to 15 years, furniture and fixtures for 7 years and computer software and hardware from 3 to 5 years. Interest costs incurred during the construction of major capital projects are capitalized in accordance with Statement of Financial Accounting Standards No. 34, Capitalization of Interest Costs, or SFAS 34. The interest is capitalized until the underlying asset is ready for its intended use, at which point the interest cost is amortized as depreciation expense over the life of the underlying asset. We capitalize certain direct

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and incremental costs associated with the validation effort required for licensing by regulatory agencies of manufacturing equipment for the production of a commercially approved drug. These costs include primarily direct labor and material and are incurred in preparing the equipment for its intended use. The validation costs are amortized over the life of the related equipment.

Intangible Assets, excluding Goodwill

Our intangible assets consist of patents, trademarks and tradenames, core technology, licenses, assembled workforce and distribution rights, the majority of which arose in connection with the merger of Biogen, Inc. and Idec Pharmaceuticals Corporation or the Merger. These intangible assets were recorded at fair value and are stated net of accumulated amortization and impairments.

Intangible assets related to patents, core technology, licenses, assembled workforce and distribution rights are amortized over their remaining estimated useful lives, ranging from 2 to 20 years. Our amortization policy for intangible assets is based on the principles in Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which requires the amortization of intangible assets reflect the pattern that the economic benefits of the intangible asset are consumed. We believe the economic benefit of our core technology is consumed as revenue is generated from our AVONEX product. Every year during the third quarter we complete our long range planning cycle, which includes an analysis of the anticipated product sales of AVONEX. The results of this forecast serve as the basis for our assumptions used in the economic consumption amortization model for our core technology intangible assets. Although we believe our process has allowed us to reliably determine our best estimate of the pattern in which we will consume the economic benefits of the core technology intangible assets, the model results in deferring amortization charges to future periods in certain instances, including the impact of continued sales of the product at a nominal level after patent expiration. Consequently, in establishing our methodology, we considered models that would prevent deferring amortization charges to future periods such as the model described in paragraph 8 of Statement of Financial Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, or SFAS 86. In order to ensure amortization charges are not unreasonably deferred to future periods, we use the straight-line method to determine the minimum annual amount of amortization expense, or the minimum. The long range planning process determines whether amortization will be based on an economic consumption or the minimum and, thus, the amount of amortization for the next four quarters. Amortization is currently based on the economic consumption model.

Intangible assets related to trademarks and tradenames have indefinite lives, and as a result are not amortized, but are subject to review for impairment. We review our intangible assets with indefinite lives for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Impairment of Long-Lived Assets

Long-lived assets to be held and used, including property plant and equipment as well as intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell.

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

We account for uncertain tax positions in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. We also accrue for potential interest and penalties, related to unrecognized tax benefits in income tax expense.

Derivatives and Hedging Activities

Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, requires that all derivatives be recognized on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or accumulated other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We assess, both at inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of the hedged items. We also assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings to the extent significant. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in current earnings.

Comprehensive Income (Loss)

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, or SFAS 130, requires us to display comprehensive income (loss) and its components as part of our financial statements. Comprehensive income (loss) is comprised of net income and other comprehensive income (loss). Other comprehensive income (loss) includes changes in equity that are excluded from net income, such as foreign currency translation adjustments and unrealized holding gains and losses on available-for-sale marketable securities and certain derivative instruments, and effective December 31, 2006, the unfunded amount of our postretirement and pension plans. All of these changes in equity are reflected net of tax.

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

TYSABRI

In November 2004, TYSABRI was approved by the U.S. Food and Drug Administration, or FDA, as a treatment for relapsing forms of MS to reduce the frequency of clinical relapses. In February 2005, in consultation with the FDA, we and Elan voluntarily suspended the marketing and commercial distribution of TYSABRI, and we informed physicians that they should suspend dosing of TYSABRI until further notification. On June 5, 2006, the FDA approved a supplemental Biologics License Application, or sBLA, for the reintroduction of TYSABRI as a monotherapy treatment for relapsing forms of MS to slow the progression of disability and reduce the frequency of clinical relapses. On June 29, 2006, we and Elan announced that the European Medicines Agency, or EMEA, had approved TYSABRI as a similar treatment. In July 2006, we began to ship TYSABRI in both the United States and rest of world.

Subsequent to the reintroduction of TYSABRI for sale in the U.S. and approval for sale in Europe, we began to ship TYSABRI into both regions in the third quarter of 2006. We manufacture TYSABRI and collaborate with Elan on the product’s marketing, distribution and on-going development activities. The collaboration agreement with Elan is designed to effect an equal sharing of profits and losses generated by the activities of the collaboration between us and Elan. Under our agreement with Elan, however, in the event that sales of TYSABRI exceed specified thresholds, Elan is required to make milestone payments to us in order to continue sharing equally in the collaboration’s results. During the year ended December 31, 2008, pursuant to our collaboration agreement with Elan, Elan paid us a $75.0 million milestone payment in order to maintain the current collaboration profit sharing split. We recorded this amount as deferred revenue upon receipt and are recognizing this $75.0 million as product revenue in our consolidated statement of income over the term of our collaboration with Elan based on a units of revenue method, whereby the revenue recognized is based on the ratio of units shipped in the current period over the total units expected to be shipped over the remaining term of the collaboration. We have recognized $1.5 million of this milestone as revenue for the year ended December 31, 2008. Based on the TYSABRI sales levels achieved through the fourth quarter of 2008, in January 2009, Elan paid us an additional milestone payment of $50.0 million in order to maintain the current collaboration profit sharing split. Revenue from this milestone payment will also be deferred and recognized on a units of revenue model.

In the U.S., we sell TYSABRI to Elan who sells the product to third party distributors. We and Elan co-market the product. The sales price to Elan in the U.S. is set at the beginning of each quarterly period to effect an equal

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

sharing of the gross margin between Elan and us. In addition, both parties share equally in the operating costs, which include research and development, selling, general and administrative expenses and other similar costs. Elan’s reimbursement of TYSABRI operating costs is reflected as a reduction of the respective costs within our consolidated statement of income. Sales of TYSABRI to Elan are reported as revenues and are recognized upon Elan’s shipment of the product to third party distributors, at which time all revenue recognition criteria have been met. As of December 31, 2008 and 2007, we had deferred revenue of $6.2 million and $9.0 million, respectively, for shipments to Elan that remained in Elan’s ending inventory.

For sales outside the U.S., we are responsible for distributing TYSABRI to customers and are primarily responsible for all operating activities. Both parties share equally in the operating results of TYSABRI operations outside the U.S. Sales of TYSABRI are reported as revenue and are recognized at the time of shipment of product to our customer, as all revenue recognition criteria have been met. Payments to or from Elan for their share of collaboration net operating profits or losses relating to sales outside the U.S. are reflected in the collaboration profit (loss) sharing line in our consolidated statement of income. For 2008, 2007, and 2006, collaboration profit (loss) sharing was $136.0 million, $14.1 million, and ($9.7) million, respectively, in connection with this arrangement.

Reserves for Discounts and Allowances

We establish reserves for trade term discounts, wholesaler incentives, Medicaid rebates, VA rebates, managed care rebates, product returns and other applicable allowances and in 2006, patient assistance and patient replacement goods. Such reserves are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer).

Effective January 1, 2007, we changed the manner in which we administer our patient assistance and patient replacement goods programs. Prior to January 1, 2007, AVONEX product shipped for these programs was invoiced and recorded as gross product revenue and an offsetting provision for discount and returns was recorded for expected credit requests from the distributor that administers these programs on our behalf (as such, no net revenue was recorded for these shipments). Effective January 1, 2007, we entered into a new arrangement with the distributor. Under the new arrangement, gross revenue is not recorded for product shipped to satisfy these programs, and cost of sales is recorded when the product is shipped.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An analysis of the amount of, and change in, reserves is as follows (in millions):

		Contractual
	Discounts	Adjustments	Returns	Total

2008
Beginning Balance	$6.4	$33.1	$20.4	$59.9
Current provisions relating to sales in current year	67.1	150.6	14.7	232.4
Adjustments relating to prior years	—	(1.6)	(2.5)	(4.1)
Payments/returns relating to sales in current year	(57.8)	(101.2)	(0.1)	(159.1)
Payments/returns relating to sales in prior years	(6.5)	(32.8)	(14.4)	(53.7)
Other adjustments	—	—	—	—

Ending Balance	$9.2	$48.1	$18.1	$75.4

2007
Beginning Balance	$12.7	$30.5	$17.8	$61.0
Current provisions relating to sales in current year	45.7	113.1	17.1	175.9
Adjustments relating to prior years	—	(7.9)	5.0	(2.9)
Payments/returns relating to sales in current year	(39.4)	(72.3)	(0.4)	(112.1)
Payments/returns relating to sales in prior years	(12.6)	(30.3)	(19.1)	(62.0)
Other adjustments	—	—	—	—

Ending Balance	$6.4	$33.1	$20.4	$59.9

2006
Beginning Balance	$11.6	$35.7	$2.3	$49.6
Current provisions relating to sales in current year	102.9	96.4	31.6	230.9
Adjustments relating to prior years	—	(3.1)	7.1	4.0
Payments/returns relating to sales in current year	(90.2)	(63.1)	(16.1)	(169.4)
Payments/returns relating to sales in prior years	(11.6)	(35.4)	(12.5)	(59.5)
Other adjustments	—	—	5.4	5.4

Ending Balance	$12.7	$30.5	$17.8	$61.0

The total reserves above were included in the consolidated balance sheet as follows (in millions):

	Reduction of	Current
As of December 31,	Accounts Receivable	Liability	Total

2008	$31.6	$43.8	$75.4
2007	$28.5	$31.4	$59.9

The reserves are based on estimates of the amounts earned or to be claimed on the related sales. These estimates take into consideration our historical experience, current contractual requirements and statutory requirements, specific known market events and trends and forecasted customer buying patterns. If actual future results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment.

Product revenue reserves are categorized as follows: discounts, contractual adjustments, and returns.

Discounts

Discount reserves include trade term discounts, wholesaler incentives and, in 2006, patient assistance.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2006, patient assistance reserves were established to cover no-charge product that we distribute to qualifying patients under our indigent program, Patient Access. The program is administered through one of our distribution partners, who ship product for qualifying patients from their own inventory that was purchased from us. In 2006, the distributor received a credit at the end of each period for product that was administered during the period. A reserve was established through a reduction of product revenues for sales made to the distributor which we estimated may be used to administer our patient assistance program. We determined this reserve based on our experience with the activity under the program. Effective January 1, 2007, gross revenue and the related reserves are not recorded on product shipped under this program.

Contractual Adjustments

Contractual adjustment reserves relate to Medicaid, VA and managed care rebates and other applicable allowances.

Medicaid rebates reserves relate to our estimated obligations to states under established reimbursement arrangements. Rebate accruals are recorded in the same period the related revenue is recognized resulting in a reduction of product revenue and the establishment of a liability. Rebate amounts are generally determined at the time of claim by the state, and we generally make cash payments for such amounts within a few weeks of receiving billings from the state.

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

Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product revenue. The majority of wholesaler returns are due to product expiration. Expired product return reserves are estimated through a comparison of historical return data to their related sales on a production lot basis. Historical rates of return are determined for each product and are adjusted for known or expected changes in the marketplace specific to each product. As noted above, in 2007, pursuant to the change in the way we administered our patient assistance program, revenue is no longer recorded under this program. The patient return program is administered by the same distribution partner as the patient assistance program. As noted above, in

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2006, revenue related to product sold to this distribution partner that was used to satisfy patient returns was fully reserved.

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

Concentration of Credit Risks

Our primary exposure to credit risk derives from our cash, cash equivalents, marketable securities and accounts receivable balances.

Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and U.S. government instruments, asset backed securities and other marketable debt instruments. We mitigate credit risk in our cash reserves by maintaining a well diversified portfolio by limiting the amount of investment exposure as to institution, maturity and investment type.

Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. One customer accounted for approximately 11% of consolidated receivables at December 31, 2008.

Revenues from Unconsolidated Joint Business

Revenues from unconsolidated joint business consist of our share of the pretax co-promotion profits generated from our co-promotion arrangement with Genentech, Inc., or Genentech, reimbursement from Genentech of our RITUXAN-related sales force and development expenses and royalties from Genentech for sales of RITUXAN

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outside the U.S. by F. Hoffmann-La Roche Ltd., or Roche, Zenyaku Kogyo Co. Ltd., or Zenyaku and Chugai Pharmaceutical Co., Ltd, or Chugai, an affiliate of Roche. Under the co-promotion arrangement, all U.S. sales of RITUXAN and associated costs and expenses are recognized by Genentech and we record our share of the pretax co-promotion profits as defined in our amended and restated collaboration agreement with Genentech. Pretax co-promotion profits under the co-promotion arrangement are derived by taking U.S. net sales of RITUXAN to third-party customers less cost of sales, third-party royalty expenses, distribution, selling and marketing expenses and joint development expenses incurred by Genentech and us. We record royalty revenue on sales of RITUXAN outside the U.S. on a cash basis.

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

Research and Development Expenses

Research and development expenses consist of upfront fees and milestones paid to collaborators and expenses incurred in performing research and development activities including salaries and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, contract services and other outside expenses. Research and development expenses are expensed as incurred. Payments we make for research and development services prior to the services being rendered are recorded as prepaid assets on our balance sheet and are expensed as the services are provided. We have entered into certain research agreements in which we share expenses with our collaborator. We have entered into other collaborations where we are reimbursed for work performed on behalf of our collaborative partners. We record the expenses for such work as research and development expenses. If the arrangement is a cost-sharing arrangement and there is a period during which we receive payments from the collaborator, we record payments by the collaborator for their share of the development effort as a reduction of research and development expense. If the arrangement is a reimbursement of research and development expenses, we record the reimbursement as corporate partner revenue.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accounting for Share-based Compensation

Our share-based compensation programs consist of share-based awards granted to employees including stock options, restricted stock, performance and time-vested restricted stock units, as well as our employee stock purchase plan, or ESPP and are accounted for under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments, or SFAS 123(R). Under this methodology, the estimated fair value of awards is charged against income over the requisite service period, which is generally the vesting period. Where awards are made with non-substantive vesting periods (for instance, where a portion of the award vests upon retirement eligibility), we estimate and recognize expense based on the period from the grant date to the date on which the employee is retirement eligible. For our ESPP, we apply a graded vesting approach because the ESPP provides for multiple purchase periods and is, in substance, a series of linked awards.

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

As of December 31, 2008 and 2007, there were no assets held for sale on the accompanying consolidated balance sheet.

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

The amount allocated to IPR&D relates to the development of long acting recombinant Factor IX and long acting recombinant Factor VIII, which are in a development stage. Since the acquisition in January 2007, we have spent approximately $26.1 million and $5.5 million in research and development costs related to long acting recombinant Factor IX and long acting recombinant Factor VIII, respectively. We expect to incur an additional $29.7 million to complete long acting recombinant Factor IX and an additional $30.3 million to complete long acting recombinant Factor VIII. The estimated revenues from long acting recombinant Factor IX and long acting recombinant Factor VIII are expected to be recognized beginning in 2012 and 2013, respectively. A discount rate of 13% was used to value these projects, which we believe to be commensurate with the stage of development and the uncertainties in the economic estimates described above. At the date of acquisition, these compounds had not reached technological feasibility and had no alternative future use. Accordingly, $18.4 million in IPR&D was expensed upon acquisition.

Upon acquisition, we recognized a deferred tax asset of $27.8 million. The deferred tax asset included approximately $12.8 million of net operating loss and research credit carryovers that will be utilized prior to applicable expiration dates, as well as approximately $15.3 million of other deferred tax assets primarily related to start-up and research expenditures that have been capitalized for tax purposes and are being amortized over the next several years.

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

The fair value of the acquired FUMADERM distribution rights was approximately $11.1 million. This amount has been capitalized and included in intangible assets and will be amortized over approximately two years beginning in May 2007, based on the remaining term of the distribution agreement. The fair value of terminating the pre-existing agreement was approximately $28.1 million. This amount has been expensed as it relates to a product that has not reached technological feasibility. In addition, in connection with this transaction, we committed to total payments of 61.4 million Swiss Francs or approximately $50.5 million, which will be paid to Fumedica in varying amounts from June 2008 through June 2018. Through December 31, 2008, 12 million Swiss Francs or approximately $11.8 million have been paid and as of December 31, 2008 the present value of the remaining obligation is $38.6 million

The present value of the payments due under the agreements will be accreted to future value at an interest rate of 5.75%, our incremental borrowing rate at the time of the acquisition.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

developed by Fumapharm and us. The purpose of this acquisition was to support our goal of developing innovative therapeutic options for people living with MS.

As part of the acquisition, we agreed to pay $220.0 million, of which $218.0 million was paid at closing and $2.0 million was paid in 2008 as partial coverage for any losses incurred as a result of any breach of representations and warranties. We agreed to additional payments of $15.0 million upon achievement of certain regulatory approvals, and additional payments in the event that annual and cumulative sales targets, as defined, are achieved.

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

The amount allocated to IPR&D projects relates to the development of BG-12. BG-12 has received positive results from a Phase 2 study of its efficacy and safety for patients with relapsing-remitting MS and, subsequent to the acquisition, we initiated Phase 3 clinical trials. Since the acquisition in June of 2006, we have incurred $129.3 million in research and development costs. We expect to incur approximately an additional $169.0 million to complete the development of BG-12. The estimated revenues from BG-12 are expected to be recognized beginning in 2012. A discount rate of 12% was used to value the project, which we believe to be commensurate with the stage of development and the uncertainties in the economic estimates described above. At the date of acquisition, the development of BG-12 had not yet reached technological feasibility, and the research and development in progress had no alternative future use. Accordingly, $207.4 million in IPR&D was expensed in 2006.

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

Future contingent consideration payments, if any, will be accounted for as increases to goodwill. The total revenue, operating income (loss) and net income (loss) impacts of the acquisition for the year ended December 31, 2006 was not material.

Conforma

In May 2006, we completed the acquisition of 100% of the stock of Conforma, a privately-held development stage biopharmaceutical company based in California that focused on the design and development of drugs for the treatment of cancer. The goal of this acquisition was to enable us to broaden our therapeutic opportunities in the field of oncology.

We acquired all of the issued and outstanding shares of the capital stock of Conforma for $150.0 million, paid at closing. Of this amount, $15.0 million has been escrowed by the sellers pending satisfaction of customary representations and warranties made by Conforma. In 2008, we recorded an IPR&D charge of $25.0 million related to an HSP90 related milestone payment made to the former shareholders of Conforma. Up to an additional $75.0 million could be payable to the sellers upon the achievement of certain future development milestones. Additionally, $0.5 million in transaction costs were incurred and loans of approximately $2.3 million were made to certain non-officer employees of Conforma, which are included in other assets in the accompanying consolidated balance sheet. Such loans are fully collateralized and were made for the purpose of assisting the employees in meeting their tax liabilities.

The acquisition was funded from our existing cash on hand and was accounted for as an asset acquisition as Conforma is a development-stage company. As a result of the acquisition, we obtained the rights to two compounds in Phase 1 clinical trials: CNF1010, a proprietary form of the geldanamycin derivative 17-AAG; and CNF2024, or HSP90, a totally synthetic, orally bioavailable heat shock protein 90 inhibitor.

The results of operations of Conforma are included in our results from the date of acquisition. Our completed purchase price allocation for the acquisition is set forth below (in millions):

Current assets	$2.5
Fixed assets	0.8
Deferred tax asset	24.0
Assembled workforce	1.4
In process research and development	123.1
Current liabilities	(1.3)

$150.5

The amount allocated to IPR&D relates to the development of HSP90, which is in Phase 1 clinical trials. Since the acquisition in June of 2006, we have incurred $36.3 million in research and development costs. We expect to incur approximately an additional $242 million to complete the development of HSP90. The estimated revenues from HSP90, if any, are expected to be recognized beginning in 2013. A discount rate of 12% was used to value the project, which we believe to be commensurate with the stage of development and the uncertainties in the economic

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimates described above. At the date of acquisition, this compound had not reached technological feasibility and had no alternative future use. Accordingly, $123.1 million in IPR&D was expensed in 2006.

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

Future contingent consideration payments, if any, will be recorded as IPR&D. The total revenue, operating income (loss) and net income (loss) impacts of the acquisition for the year ended December 31, 2006 was not material.

ZEVALIN

In December 2007, we sold the U.S. marketing, sales, and manufacturing and development rights of ZEVALIN® to Cell Therapeutics, Inc., or CTI, for an upfront purchase price of $10.0 million. In December 2008, we received an additional $2.2 million milestone payment pursuant to an amendment to the agreement. We may receive up to an additional $20.0 million in milestone payments. In addition, we will receive royalty payments on future sales of ZEVALIN. As part of the overall agreement, we entered into a supply agreement with CTI to sell ZEVALIN product through 2014. Our sales of ZEVALIN to Bayer Schering Pharma AG, or Schering AG, for distribution in the EU will be recognized as product revenue and our supply of ZEVALIN to CTI will be recognized as corporate partner revenue. We will continue to receive royalty revenues from Schering AG on their sales of ZEVALIN in the EU. The $10.0 million upfront and $2.2 million milestone payment are being recognized in our results of operations over the term of the supply agreement.

3.	Fair Value Measurements

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

A majority of our financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued utilizing third party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, other industry, and economic events. We obtain an understanding of the models and validate the prices provided by our third party pricing services by obtaining market values from other pricing sources, and analyzing pricing data in certain instances. The fair values of our foreign currency forward contracts, interest rate swaps, debt instruments and plan assets for deferred compensation are based on market inputs and have been classified as Level 2. As of December 31, 2008 and after completing our

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

validation procedures, we did not adjust or override any fair value measurements provided by our pricing services. (in millions):

			Significant Other	Significant
	Balance at	Quoted Prices in	Observable	Unobservable
	December 31,	Active Markets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$500.9	$—	$500.9	$—
Marketable debt securities	1,640.4	—	1,640.4	—
Strategic investments	4.6	4.6	—	—
Venture capital investments	23.9	—	—	23.9
Derivative contracts	1.9	—	1.9	—
Plan assets for deferred compensation	13.3	—	13.3	—

Total	$2,185.0	$4.6	$2,156.5	$23.9

Liabilities:
Derivative contracts	$46.0	$—	$46.0	$—

Total	$46.0	$—	$46.0	$—

The fair values of our cash equivalents, marketable debt securities, derivative instruments and plan assets for deferred compensation are determined through market and observable sources. Our strategic investments are investments in publicly traded equity securities where fair value is readily determinable.

The following table is a roll forward of the fair value of our venture capital investments, where fair value is determined by Level 3 inputs (in millions):

Year
Ended
December 31,
Description	2008

Beginning Balance	$28.1
Total net unrealized gains (losses) included in earnings	(7.6)
Purchases, issuances, and settlements	3.4

Ending Balance	$23.9

Our venture capital investments, which represent approximately 0.3% of the total assets at December 31, 2008, are the only assets where we used Level 3 inputs to determine the fair value. The underlying assets in these funds are initially measured at transaction prices and subsequently valued using the pricing of recent financing and/or by reviewing the underlying economic fundamentals and liquidation value of the companies. Gains and losses (realized and unrealized) included in earnings for the period are reported in other income (expense), net.

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, due from unconsolidated joint business, other current assets, accounts payable and accrued expenses and other approximate fair value due to their short-term maturities.

At December 31, 2008, the fair values of our debt instruments were as follows (in millions):

Credit line from Dompé	$16.4
Notes payable to Fumedica	$37.5
6.0% Senior Notes due 2013	$429.8
6.875% Senior Notes due 2018	$562.4

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of our credit line from Dompe and our note payable to Fumedica were estimated using market observable inputs. The fair value of our Senior Notes was determined through market, observable and corroborated sources. Within the hierarchy of fair value measurements, these are Level 2 fair values.

4.	Financial Instruments

Financial instruments that potentially subject us to concentrations of credit risk are accounts receivable and marketable securities. Wholesale distributors and large pharmaceutical companies account for the majority of our accounts receivable and collateral is generally not required from these customers. To mitigate credit risk, we monitor the financial performance and credit worthiness of our customers. We also maintain a well diversified portfolio of marketable securities that limits our credit exposure through concentration limits set within our investment policy.

Marketable Securities, including Strategic Investments

The following is a summary of marketable securities and investments (in millions):

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
December 31, 2008:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$84.8	$0.4	$—	$84.4
Non-current	200.3	2.6	—	197.7
U.S. Government securities
Current	582.8	1.5	—	581.3
Non-current	422.2	8.7	—	413.5
Other interest bearing securities
Current	57.3	—	—	57.3
Non-current	293.0	3.3	(0.3)	290.0

Total available-for-sale securities	$1,640.4	$16.5	$(0.3)	$1,624.2

Other Investments
Strategic investments, non-current	$4.6	$0.5	$(0.1)	$4.2

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
December 31, 2007:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$178.3	$0.2	$(0.3)	$178.4
Non-current	309.7	3.5	(0.1)	306.3
U.S. Government securities
Current	192.5	0.2	(0.1)	192.4
Non-current	232.5	4.7	—	227.8
Other interest bearing securities
Current	6.1	—	—	6.1
Non-current	537.0	5.2	(0.5)	532.3

Total available-for-sale securities	$1,456.1	$13.8	$(1.0)	$1,443.3

Other Investments
Strategic investments, non-current	$16.8	$2.9	$(0.1)	$14.0

In the table above, at December 31, 2008, U.S. Government securities includes $139.1 million of FDIC guaranteed senior notes issued by financial institutions under the Temporary Liquidity Guarantee Program (TLGP). Certain commercial paper and short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the accompanying balance sheet and are not included in the table above. The commercial paper, including accrued interest, has a fair and carrying value of $42.7 million and $368.2 million and short-term debt securities has a fair and carrying value of $458.2 million and $195.1 million at December 31, 2008 and December 31, 2007, respectively.

The tables above include our loaned securities. In the years ended December 31, 2008 and 2007, we recognized $41.7 million and $7.5 million, respectively, in charges for the impairment of available-for-sale securities primarily related to mortgage and asset backed securities that were determined to be other-than-temporary following a decline in value primarily related to adverse market conditions, including less active trading markets, and a change in our investment strategy regarding these assets which no longer provided us with the ability and intent to hold the securities to maturity or until we recovered the cost of our investment. No such charges were recognized in 2006.

Unrealized losses relate to various debt securities, including U.S. Government issues, corporate bonds and asset-backed securities. The unrealized losses on these securities were primarily caused by a rise in interest rates and/or an increase in credit spreads subsequent to purchase. We believe that these unrealized losses are temporary, and we have the intent and ability to hold these securities to recovery, which may be at maturity.

The proceeds from maturities and sales of marketable securities, excluding strategic investments, which were primarily reinvested, and resulting realized gains and losses were as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Proceeds from maturities and sales	$2,941.1	$3,154.3	$1,787.1
Realized gains	$15.9	$4.5	$1.9
Realized losses	$17.0	$4.9	$4.7

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair value and amortized cost of securities, excluding strategic investments, available-for-sale by contractual maturity are as follows (in millions):

	December 31, 2008
	Estimated Fair Value	Amortized Cost

Due in one year or less	$714.9	$713.0
Due after one year through five years	733.7	722.0
Due after five years	191.8	189.2

Total	$1,640.4	$1,624.2

Mortgage and other asset backed securities totaled $306.8 million and include $66.5 million of non-agency mortgage backed securities at December 31, 2008. The average maturity of our marketable securities at December 31, 2008 and 2007 was 13 months and 15 months, respectively.

Strategic Investments

In 2007, we sold our share in one strategic investment for $99.5 million, which resulted in a $17.2 million gain. In 2008 and 2006, we did not sell any portion of strategic investments. Strategic investments are included in investments and other assets on the accompanying balance sheet.

In 2008, 2007, and 2006, we recognized $8.6 million, $16.0 million, and $30.5 million in charges, respectively, for the impairment of publicly-held strategic investments for declines in value that were determined to be other-than-temporary.

We hold other investments in equity securities of certain privately held biotechnology companies or biotechnology oriented venture capital funds. The cost basis of these securities at December 31, 2008 and 2007 is $64.7 million and $52.9 million, respectively. These securities are included in investments and other assets on the accompanying consolidated balance sheet.

In 2008, 2007, and 2006, we recorded $2.3 million, $2.4 million, and $3.9 million, respectively, in charges for the impairment for certain investments in privately held companies or funds that were determined to be other than temporary.

Forward Contracts and Interest Rate Swaps

We use foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies. All foreign currency forward contracts in effect at December 31, 2008 had durations of 1 to 12 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss). Realized gains and losses for the effective portion are recognized with the completion of the underlying hedge transaction. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense).

The notional settlement amount of the foreign currency forward contracts outstanding at December 31, 2008 was approximately $523.5 million. The fair value of these contracts was a net unrealized loss of $44.1 million and was included in accumulated other comprehensive income within the shareholder’s equity at December 31, 2008. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of December 31, 2008, credit risk did not materially change the fair value of our foreign currency forward contracts. The notional settlement amount of the foreign currency forward contracts outstanding at December 31, 2007 was approximately $409.2 million. The fair value of these contracts was a loss of $6.4 million and was included in other current liabilities at December 31, 2007.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For our foreign currency forward contracts in 2008, there was $0.2 million recognized in earnings as a loss due to hedge ineffectiveness. We recognized an $8.5 million negative impact on product revenue for the settlement of certain effective cash flow hedge instruments in 2008. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

For our foreign currency forward contracts in 2007, there was $2.6 million recognized in earnings as a loss due to hedge ineffectiveness. We recognized $13.1 million of losses in product revenue for the settlement of certain effective cash flow hedge instruments in 2007. These settlements were recorded in the same period as the related forecasted transactions affecting earnings.

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

As described in Note 8, Indebtedness, we entered into interest rate swaps during 2008 for an aggregate notional amount of $550.0 million, which were due to expire in March 2018. These interest rate swaps had been designated as fair value hedges and were being used to manage our exposure to changes in interest rates. The interest rate swaps had the effect of changing our fixed interest rate to variable interest rate on $550.0 million of our Senior Notes balance outstanding. During 2008, we recognized a net loss of $8.9 million in earnings due to hedge ineffectiveness. In December 2008, the interest rate swaps were settled. Under the settlement we received $53.9 million. The proceeds from this settlement upon termination are included within the operating section of the statement of cash flows. Upon termination of the swaps, the carrying amount of the 6.875% Senior Notes due in 2018 increased $62.8 million as it was accounted for as a fair value hedge. This will be recognized as a reduction of interest expense and amortized using the effective interest rate method over the remaining life of the Senior Notes.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Earnings per Share

Basic and diluted earnings per share are calculated as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Numerator:
Income before cumulative effect of accounting change	$783.2	$638.2	$213.7
Cumulative effect of accounting change, net of income tax	—	—	3.8

Net income	783.2	638.2	217.5
Adjustment for net income allocable to preferred stock	(1.3)	(1.0)	(0.3)

Net income used in calculating basic earnings per share	781.9	637.2	217.2
Adjustment for interest, net of interest capitalized and tax	—	—	—

Net income used in calculating diluted earnings per share	$781.9	$637.2	$217.2

Denominator:
Weighted average number of common shares outstanding	292.3	315.8	338.6
Effect of dilutive securities:
Stock options and ESPP	1.3	2.6	2.0
Restricted stock awards	0.1	0.5	0.8
Time-vested restricted stock units	1.3	1.1	0.4
Performance-based restricted stock units	—	—	0.3
Convertible promissory notes due 2019	—	0.2	3.1
Convertible promissory notes due 2032	—	—	0.1

Dilutive potential common shares	2.7	4.4	6.7

Shares used in calculating diluted earnings per share	295.0	320.2	345.3

The following amounts were not included in the calculation of net income per share because their effects were anti-dilutive (in millions):

	Year Ended December 31,
	2008	2007	2006

Numerator:
Net income allocable to preferred stock	$1.3	$1.0	$0.3
Adjustment for interest, net of tax	—	—	—

Total	$1.3	$1.0	$0.3

Denominator:
Stock options	6.9	8.2	16.5
Time-vested restricted stock units	1.5	0.1	0.1
Convertible preferred stock	0.5	0.5	0.5

Total	8.9	8.8	17.1

As a result of the tender offer described in Note 21, Tender Offer, earnings per share for the year ended December 31, 2007 reflects on a weighted average basis the repurchase of 56,424,155 shares as of June 27, 2007,

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the date the obligation was incurred, in accordance with FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, or SFAS 150.

6.	Share-based Payments

Share-based compensation expense

In the years ended December 31, 2008 and 2007, we recorded share-based compensation expense of $146.2 million, and $123.1 million, respectively, associated with SFAS 123(R). In the year ended December 31, 2006, we recorded share-based compensation expense of $126.8 million associated with SFAS 123(R), which is net of a cumulative effect pre-tax adjustment of $5.6 million, or $3.8 million after-tax. The cumulative effect results from the application of an estimated forfeiture rate for current and prior period unvested restricted stock awards.

For 2008, 2007, and 2006, share based compensation expense reduced our results of operations as follows (in millions except for earnings per share):

			Year Ended December 31, 2006
	Year Ended	Year Ended	Impact Before
	December 31,	December 31,	Cumulative	Cumulative
	2008	2007	Effect of	Effect of	Effect
	Effect on	Effect on	Accounting	Accounting	on Net
	Net Income	Net Income	Change	Change	Income

Income before income taxes	$146.2	$123.1	$132.4	$(5.6)	$126.8
Tax effect	45.4	37.5	42.3	(1.8)	40.5

Net income	$100.8	$85.6	$90.1	$(3.8)	$86.3

Basic earnings per share	$0.34	$0.27	$0.27	$(0.01)	$0.26
Diluted earnings per share	$0.34	$0.27	$0.26	$(0.01)	$0.25

Share-based compensation expense and cost for 2008, 2007, and 2006 is as follows (in millions):

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006
		Restricted			Restricted			Restricted
	Stock	Stock &		Stock	Stock &		Stock	Stock &
	Options	Restricted		Options	Restricted		Options	Restricted
	& ESPP	Stock Units	Total	& ESPP	Stock Units	Total	& ESPP	Stock Units	Total

Research and development	$8.2	$51.7	$59.9	$13.0	$38.7	$51.7	$19.5	$33.4	$52.9
Selling, general and administrative	18.3	75.5	93.8	22.9	53.2	76.1	29.3	53.5	82.8

Total	$26.5	$127.2	$153.7	$35.9	$91.9	$127.8	$48.8	$86.9	$135.7

Pre-tax cumulative effect of catch-up			—			—			(5.6)

			$153.7			$127.8			$130.1

Capitalized share-based payment costs			(7.5)			(4.7)			(3.3)

Share-based compensation expense			$146.2			$123.1			$126.8

For 2008, 2007, and 2006, we capitalized total costs of $7.5 million, $4.7 million, and $3.3 million, respectively, associated with share-based compensation costs to inventory and fixed assets.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In accordance with SFAS 123(R), windfall tax benefits from vesting of stock awards, exercises of stock options and ESPP participation of $28.0 million, $69.7 million, and $31.7 million were recorded as cash inflows from financing activities in our consolidated statement of cash flows for 2008, 2007, and 2006, respectively. This amount has been calculated in accordance with the alternative transition method described in FSP FAS 123(R) — 3, which we adopted effective the fourth quarter of 2006.

The total amount of tax benefit realized during 2008, 2007, and 2006, was $69.9 million, $103.6 million, and $42.8 million, respectively. Cash received from the exercise of stock options in 2008, 2007, and 2006 was approximately $158.3 million, $471.0 million, and $131.8 million, respectively.

At December 31, 2008, unrecognized compensation costs relating to unvested share-based compensation was approximately $200.0 million.

Share-based Compensation Plans

We have three share-based compensation plans pursuant to which awards are currently being made: (i) the Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan, or the 2006 Directors Plan; (ii) the Biogen Idec Inc. 2008 Omnibus Equity Plan, or the 2008 Omnibus Plan; and (iii) the Biogen Idec Inc. 1995 Employee Stock Purchase Plan, or ESPP. We have six share-based compensation plans pursuant to which outstanding awards have been made, but from which no further awards can or will be made: (i) the Idec Pharmaceuticals Corporation 1993 Non-Employee Directors Stock Option Plan, or the 1993 Directors Plan; (ii) the Idec Pharmaceuticals Corporation 1988 Stock Option Plan; (iii) the Biogen, Inc. 1985 Non-Qualified Stock Option Plan; (iv) the Biogen, Inc. 1987 Scientific Board Stock Option Plan: (v) the Biogen Idec Inc. 2003 Omnibus Equity Plan, or the 2003 Omnibus Plan: and (vi) the Biogen Idec Inc. 2005 Omnibus Equity Plan, or the 2005 Omnibus Plan. We have not made any awards from the 2005 Omnibus Plan since our stockholders approved the 2008 Omnibus Plan and do not intend to make any awards from the 2005 Omnibus Plan in the future.

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

Omnibus Plans:  In June 2008, our stockholders approved the 2008 Omnibus Equity Plan for share-based awards to our employees. Awards granted from the 2008 Omnibus Plan may include options, shares of restricted stock, restricted stock units, performance shares, shares of phantom stock, stock bonuses, stock appreciation rights and other awards in such amounts and with such terms and conditions as may be determined by a committee of our Board of Directors, subject to the provisions of the plan. Shares of common stock available for issuance under the 2008 Omnibus Equity Plan consist of 15.0 million shares reserved for this purpose, plus shares of common stock that remained available for issuance under the 2005 Omnibus Plan on the date that our stockholders approved the 2008 Omnibus Equity Plan, plus shares that are subject to awards under the 2005 Omnibus Plan which remain unissued upon the cancellation, surrender, exchange or termination of such awards. The 2008 Omnibus Equity Plan provides that awards other than stock options and stock appreciation rights will be counted against the total number of shares available under the plan in a 1.5-to-1 ratio.

Stock Options

All stock option grants to employees are for a ten-year term and generally vest one-fourth per year over four years on the anniversary of the date of grant, provided the employee remains continuously employed with us. Stock option grants to directors are for ten-year terms and generally vest as follows: (i) grants made on the date of a

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

director’s initial election to our Board of Directors vest one-third per year over three years on the anniversary of the date of grant, and (ii) grants made for service on our Board of Directors vest on the first anniversary of the date of grant, provided in each case that the director continues to serve on our Board of Directors through the vesting date. Options granted under all plans are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. The estimated fair value of options, including the effect of estimated forfeitures, is recognized over the options’ vesting periods. The fair value of the stock option grants awarded in 2008, 2007, and 2006 was estimated as of the date of grant using a Black-Scholes option valuation model that uses the following weighted-average assumptions:

	Year Ended
	December 31,
	2008	2007	2006

Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	34.4%	33.6%	34.8%
Risk-free interest rate	2.4%	4.4%	4.4%
Expected option life in years	5.10	4.87	4.87
Per share grant-date fair value	$20.85	$18.78	$16.90

Expected volatility is based upon implied volatility for our exchange-traded options and other factors, including historical volatility. After assessing all available information on either historical volatility, implied volatility, or both, we have concluded that a combination of both historical and implied volatility provides the best estimate of expected volatility. The expected term of options granted is derived using assumed exercise rates based on historical exercise patterns and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate used is determined by the market yield curve based upon risk-free interest rates established by the Federal Reserve, or non-coupon bonds that have maturities equal to the expected term. The dividend yield of zero is based upon the fact that we have not historically granted cash dividends, and do not expect to issue dividends in the foreseeable future. Stock options granted prior to January 1, 2006 were valued based on the grant date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures under SFAS 123. For 2008, 2007 and 2006, we recorded $20.1 million, $30.7 million and $43.6 million, respectively, of stock compensation cost related to stock options.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Exercise
	Shares	Price

Outstanding at December 31, 2005	31,306	$45.71

Granted	1,928	$45.18
Exercised	(4,725)	$27.90
Cancelled	(3,403)	$53.55

Outstanding at December 31, 2006	25,106	$47.96

Granted	1,470	$51.23
Exercised	(10,524)	$44.84
Cancelled	(1,152)	$53.97

Outstanding at December 31, 2007	14,900	$50.03

Granted	1,475	$60.23
Exercised	(3,769)	$41.99
Cancelled	(506)	$55.70

Outstanding at December 31, 2008	12,100	$53.53

The total intrinsic values of options exercised in 2008, 2007, and 2006, were $85.1 million, $226.7 million, and $92.5 million, respectively. The aggregate intrinsic values of options outstanding at December 31, 2008 and 2007, were $71.4 million and $102.7 million, respectively. The weighted average remaining contractual terms for options outstanding at December 31, 2008 was 5.2 years.

Of the options outstanding, 9.2 million were exercisable at December 31, 2008. The exercisable options had a weighted-average exercise price of $53.48. The aggregate intrinsic value of options exercisable as of December 31, 2008 and 2007 was $53.7 million and $78.5 million, respectively. The weighted average remaining contractual term for options exercisable at December 31, 2008 was 4.2 years.

Time-Vested Restricted Stock Units

Time-vested restricted stock units, or RSUs, awarded to employees generally vest no sooner than one-third per year over three years on the anniversary of the date of grant, or upon the third anniversary of the date of the grant, provided the employee remains continuously employed with us except as otherwise provided in the plan. Shares of our common stock will be delivered to the employee upon vesting, subject to payment of applicable withholding taxes. Time-vested RSUs awarded to directors for service on our Board of Directors vest on the first anniversary of the date of grant, provided in each case that the director continues to serve on our Board of Directors through the vesting date. Shares of our common stock will be delivered to the director upon vesting. The fair value of all time-vested RSUs is based on the market value of our stock on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period. For 2008, 2007, and 2006, we recorded $125.6 million, $75.2 million, and $31.3 million, respectively, of stock compensation cost related to time-vested RSUs.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of time-vested RSU activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested at December 31, 2005	—	$—

Granted	2,731	$44.47
Vested	(5)	$44.24
Forfeited	(218)	$44.36

Unvested at December 31, 2006	2,508	$44.48

Granted	3,387	$51.19
Vested	(845)	$44.58
Forfeited	(458)	$47.38

Unvested at December 31, 2007	4,592	$49.12

Granted	3,129	$58.42
Vested	(1,645)	$47.93
Forfeited	(499)	$53.95

Unvested at December 31, 2008	5,577	$54.26

The weighted average remaining contractual term for the time-vested RSUs was 1 year at December 31, 2008.

Performance-Based Restricted Stock Units

In the first quarter of 2007, our Board of Directors awarded 30,000 RSUs to our President, Research and Development, under the 2005 Omnibus Plan, subject to certain performance criteria and the employee’s continued employment through December 31, 2007. In February 2008, 27,000 of these RSUs vested and converted into shares of our common stock based on the determination by our Board of Directors that approximately 90% of these RSUs had been earned. A total of 17,227 shares were issued, reflecting the fact that certain shares were withheld for income tax purposes. Additionally, during the second quarter of 2007, our Board of Directors awarded 90,000 RSUs to our President, Research and Development, under the 2005 Omnibus Plan, subject to certain performance criteria. We apply graded vesting when accounting for these RSU’s and the fair value will be based on the market price on the date of vesting. These RSUs will vest annually in equal increments of 30,000 shares over three years and convert into shares of our common stock, subject to attainment of certain performance goals and the employee’s continued employment through the three performance periods, which end December 31, 2008, December 31, 2009, and September 30, 2010, respectively.

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

During the third quarter of 2005, we granted 1.2 million performance-based RSUs, to be settled in shares of our common stock, to a group of approximately 200 senior employees excluding our CEO. The grants were made under the 2005 Omnibus Plan as part of an initiative to retain certain key personnel. On September 14, 2006, 70% of the RSUs for all employees still in active employment, or 758,262 shares, vested as the required performance goals had been determined to have been achieved. A total of 510,859 shares were issued, reflecting the fact that certain shares were withheld for income tax purposes.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 14, 2007, the remaining 30% of the RSUs granted during the third quarter of 2005 were scheduled to vest and convert into shares if the performance goals were attained and the employee was still in active employment. On March 14, 2007, 258,387 shares vested based on the determination by our Board of Directors that approximately 83% of these RSUs had been earned. A total of 172,054 shares were issued, reflecting the fact that certain shares were withheld for income tax purposes.

For 2008, 2007, and 2006, we recorded compensation charges of approximately $1.1 million, $5.0 million, and $33.6 million, respectively, related to performance-based restricted stock units. Compensation cost is adjusted quarterly for subsequent changes in the outcome of performance-related conditions until the vesting date.

A summary of performance-based RSU activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested at December 31, 2005	1,154	$40.67

Granted	100	$44.59
Vested	(758)	$40.67
Forfeited	(85)	$40.67

Unvested at December 31, 2006	411	$41.62

Granted	120	$51.55
Vested	(357)	$41.76
Forfeited	(54)	$40.67

Unvested at December 31, 2007	120	$51.55

Granted	—	$—
Vested	(27)	$49.33
Forfeited	(3)	$49.33

Unvested at December 31, 2008	90	$52.29

The weighted average remaining contractual term for the performance-based RSUs was 1.8 years at December 31, 2008.

Restricted Stock Awards

In 2005, we awarded restricted common stock to our employees under the 2005 Omnibus Plan and the 2003 Omnibus Plan at no cost to the employees. The restricted stock awards, or RSAs, granted under the 2003 Omnibus Plan vested in full on the third anniversary of the date of grant for employees that remained continuously employed with us through the vesting dates. The RSAs granted under the 2005 Omnibus Plan vested at a rate of approximately one-third per year over three years on the anniversary of the date of grant for employees that remained continuously employed with us through the vesting dates.

For 2008 and 2007, we recorded $0.5 million and $11.7 million, respectively, of stock compensation cost related to restricted stock awards. The fair value of all time-vested RSAs is based on the market value of our stock on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period. For 2006, we recorded $21.9 million of stock compensation cost related to restricted stock awards, prior to a first quarter pre-tax cumulative effect catch up credit of $5.6 million or $3.8 million after-tax, resulting from the application of an estimated forfeiture rate for prior period unvested restricted stock awards.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of restricted stock award activity is presented in the following table (shares are in thousands):

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Unvested at December 31, 2005	1,440	$53.87

Granted	—	$—
Vested	(13)	$42.99
Forfeited	(180)	$56.25

Unvested at December 31, 2006	1,247	$53.64

Granted	—	$—
Vested	(713)	$44.10
Forfeited	(79)	$59.64

Unvested at December 31, 2007	455	$67.54

Granted	—	$—
Vested	(454)	$67.54
Forfeited	(1)	$67.57

Unvested at December 31, 2008	—	$—

ESPP

Under the terms of the ESPP, employees can elect to have up to ten percent of their annual compensation (subject to certain dollar limits) withheld to purchase shares of our common stock. The purchase price of the common stock is equal to 85% of the lower of the fair market value of the common stock on the enrollment or purchase date under a look-back provision. In June 2005, our stockholders approved the amendment and restatement of the ESPP, including an increase in the number of shares available for issuance under the ESPP from 4.2 million to 6.2 million shares. At December 31, 2008, a total of 4.4 million shares of our common stock were available for issuance. During 2008, 2007, and 2006, 0.5 million, 0.5 million, and 0.5 million shares, respectively, were issued under the ESPP. We utilize the Black-Scholes model to calculate the fair value of these discounted purchases. The fair value of the look-back provision plus the 15% discount amount is recognized as compensation expense over the purchase period. We apply a graded vesting approach because the plan provides for multiple purchase periods and is, in substance, a series of linked awards. In 2008, 2007, and 2006, we recorded stock compensation cost of approximately $6.5 million, $5.2 million, and $5.2 million, respectively.

Cash received under the ESPP in 2008, 2007, and 2006 was approximately $21.3 million, $18.2 million, and $15.2 million, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Accumulated Other Comprehensive Income (Loss)

The accumulated balances in comprehensive income (loss) were as follows (in millions):

	Year Ended December 31,
	2008	2007	2006

Translation adjustments	$16.9	$71.0	$21.2
Unrealized holding gains (losses) on investments, net of tax of $(6.2) million, $(5.1) million, and $(1.1) million, respectively	10.5	10.5	1.4
Unfunded status of pension and postretirement benefit plans, net of tax of $0.1 million, $0.1 million, and $0.4 million, respectively	1.6	1.7	(0.7)
Unrealized losses on derivative instruments, net of tax of $3.9 million, $2.4 million, and $0.1 million, respectively	(40.2)	(4.0)	—

Total comprehensive income (loss)	$(11.2)	$79.2	$21.9

See Note 13, Employee Benefit Plans, for discussion of unfunded status of pension and postretirement benefit plans.

8.	Indebtedness

Notes payable consists of the following (in millions):

	December 31,
	2008	2007

Current portion:
Term loan facility	$—	$1,500.0
Note payable to Fumedica	10.9	10.3
Credit line from Dompé	16.8	—
Other	—	0.8

	$27.7	$1,511.1

Non-current portion:
6.0% Senior Notes due 2013	$449.6	$—
6.875% Senior Notes due 2018	608.2	—
Note payable to Fumedica	27.6	34.3
Credit line from Dompé	—	17.5

	$1,085.4	$51.8

On March 4, 2008, we issued $450.0 million aggregate principal amount of 6.0% Senior Notes due March 1, 2013 and $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 at 99.886% and 99.184% of par, respectively.

In June and July 2007, in connection with the tender offer described in Note 21, Tender Offer, we entered into a $1,500.0 million term loan facility and borrowed the full $1,500.0 million available under this facility. In March 2008, we used the proceeds from the Senior Notes, along with cash and the proceeds from the liquidation of marketable securities, to repay the $1,500.0 million term loan facility.

In June 2007, we also entered into a five year $400.0 million Senior Unsecured Revolving Credit Facility, which we may use for working capital and general corporate purposes. The bankruptcy of Lehman Brothers

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Holdings Inc. has eliminated their $40.0 million commitment, thereby reducing the availability of the credit facility to $360.0 million.

The following is a summary description of our principal indebtedness as of December 31, 2008.

Senior Notes

On March 4, 2008, we issued $450.0 million aggregate principal amount of 6.0% Senior Notes due March 1, 2013 and $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 at 99.886% and 99.184% of par, respectively. The discount will be amortized as additional interest expense over the period from issuance through maturity. These notes are senior unsecured obligations. Interest on the notes is payable March 1 and September 1 of each year. The notes may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. The notes contain a change of control provision that may require us to purchase the notes under certain circumstances. There is also an interest rate adjustment feature that requires us to pay interest at an increased interest rate on the notes if the credit rating on the notes declines below investment grade. Offering costs of approximately $8.0 million have been recorded as debt issuance costs on our consolidated balance sheet and will be amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity. Additionally, we entered into interest rate swaps where we received a fixed rate and paid a variable rate, as further described in Note 4, Financial Instruments that have been subsequently terminated. Upon termination of the swaps, the carrying amount of the 6.875% Senior Notes due in 2018 increased by $62.8 million as it was accounted for as a fair value hedge. This will be recognized as a reduction of interest expense and amortized using the effective interest rate method over the remaining life of the Senior Notes.

We used the proceeds of this borrowing, along with cash and the proceeds from the liquidation of marketable securities, to repay the $1,500.0 million term loan facility we had entered into in July 2007 in connection with the funding of our June 2007 common stock tender offer.

Revolving credit facility

In June 2007, we entered into a five-year $400.0 million Senior Unsecured Revolving Credit Facility, which we may use for future working capital and general corporate purposes. The bankruptcy of Lehman Brothers Holdings Inc. has eliminated their $40.0 million commitment, thereby reducing the availability of the credit facility to $360.0 million. This credit facility bears interest at a rate of LIBOR plus 45 basis points. The terms of this revolving credit facility include various covenants, including financial covenants that require us to not exceed a maximum leverage ratio and under certain circumstances, an interest coverage ratio. As of December 31, 2008, we were in compliance with these covenants and there were no borrowings under this credit facility.

Biogen-Dompe

As of December 31, 2008, Biogen-Dompe SRL, a consolidated joint venture, has a loan balance of 12.0 million Euros ($16.7 million). This balance represents a line of credit from us and Dompé Farmaceutici SpA of 24 million Euros, half of which has been eliminated as it is an intercompany loan for purposes of presenting our consolidated financial position. Borrowings are to be made equally between the partners, and any repayments are to be paid in a similar manner. The interest rate of the line of credit is at a rate of 3 month Euro LIBOR plus 25 basis points, and was 5.535% at December 31, 2008. The interest rate is reset quarterly and payable quarterly in arrears. Any borrowings on the line of credit are due, in full, June 1, 2009.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes Payable to Fumedica

As of December 31, 2008, the notes payable to Fumedica have a present value of 41.2 million Swiss Francs ($38.6 million). The notes, which were entered into in connection with the settlement of various agreements associated with Fumedica, are non-interest bearing, have been discounted for financial statement presentation purposes and are being accreted at a rate of 5.75% and are payable in series of payments over the period from 2008 to 2018. See Note 2, Acquisitions and Dispositions.

Debt Maturity

As of December 31, 2008, our total debt matures as follows (in millions):

2009	$27.9
2010	$11.2
2011	$3.0
2012	$3.0
2013	$453.0
2014 and thereafter	$565.0

The fair value of the debt is disclosed in Note 3 “Fair Value Measurements”.

9.	Intangible Assets and Goodwill

Intangible assets and goodwill, net of accumulated amortization, impairment charges and adjustments, are as follows (in millions):

		December 31, 2008			December 31, 2007
			Accumulated			Accumulated
	Estimated Life	Cost	Amortization	Net	Cost	Amortization	Net

Out-licensed patents	12 years	$578.0	$(250.3)	$327.7	$578.0	$(199.1)	$378.9
Core/developed technology	15-20 years	3,005.3	(1,241.0)	1,764.3	3,003.0	(965.2)	2,037.8
Trademarks & tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed patents	14 years	3.0	(0.9)	2.1	3.0	(0.7)	2.3
Assembled workforce	4 years	2.1	(1.2)	0.9	2.1	(0.7)	1.4
Distribution rights	2 years	12.7	(10.6)	2.1	11.8	(3.8)	8.0

Total		$3,665.1	$(1,504.0)	$2,161.1	$3,661.9	$(1,169.5)	$2,492.4

Goodwill	Indefinite	$1,138.6	$—	$1,138.6	$1,137.4	$—	$1,137.4

Intangibles, other than Goodwill

Intangibles, other than Goodwill, were unchanged at December 31, 2008 as compared to December 31, 2007 exclusive of the impact of foreign exchange and expected amortization.

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

Amortization expense was $332.7 million, $257.5 million, and $267.0 million for 2008, 2007, and 2006, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization on intangible assets is expected to be in the range of approximately $235 million to $352 million for each of the next five years.

Goodwill

Goodwill was unchanged at December 31, 2008 as compared to December 31, 2007 exclusive of the impact of foreign exchange. Goodwill decreased $17.4 million in 2007 as compared to the balance at December 31, 2006, primarily as a result of certain tax adjustments. Approximately $9.1 million of the adjustments relate to the adoption of FIN 48. (See Note 15, Income Taxes, for discussion on income tax).

10.	Property, Plant and Equipment

Property, plant and equipment consists of the following (in millions):

	December 31,
	2008	2007

Land	$108.8	$104.8
Buildings	676.1	610.1
Leasehold improvements	80.1	75.6
Furniture and fixtures	48.1	46.1
Machinery and equipment	798.5	692.9
Construction in progress	420.2	388.2

Total cost	2,131.8	1,917.7
Less accumulated depreciation	(537.0)	(420.3)

	$1,594.8	$1,497.4

Depreciation expense was $129.1 million, $122.6 million, and $108.4 million for 2008, 2007, and 2006, respectively.

During 2008 and 2007, we capitalized to construction in progress approximately $23.2 million and $10.1 million, respectively, of interest costs primarily related to the development of our large-scale biologic manufacturing facility in Hillerød, Denmark.

At December 31, 2008, $388.4 million of the construction in progress balance was related to construction of Hillerød, Denmark. The first phase is complete and involved the partial construction of a bulk manufacturing component, a labeling and packaging component and installation of major equipment. The label and packaging component and lab facility was placed into service in the first quarter of 2007. The second phase of the project involves the completion of the large-scale manufacturing component and construction of a warehouse, and is expected to be ready for commercial production in 2010.

See Note 25, Facility Impairments and Loss (Gain) on Disposition, of details of impairment charges taken.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other current assets

Other current assets consist of the following (in millions):

	December 31,
	2008	2007

Deferred tax assets	$70.8	$96.4
Receivable from collaborations	1.7	12.0
Prepaid expenses	46.4	33.6
Interest receivable	11.8	12.8
Other	8.7	28.6

	$139.4	$183.4

12.	Accrued expenses and other

Accrued expenses and other consists of the following (in millions):

	December 31,
	2008	2007

Employee compensation and benefits	$156.0	$86.0
Royalties and licensing fees	40.6	57.6
Collaboration expenses	29.6	5.9
Clinical development expenses	41.5	19.4
Revenue-related rebates	37.7	34.1
CIP Accrual	18.6	32.6
Other	210.9	132.3

	$534.9	$367.9

13.	Employee Benefit Plans

401(k) Employee Savings Plan

We maintain a 401(k) Savings Plan, or 401(k) Plan, which is available to substantially all U.S. regular employees over the age of 21. Participants may make voluntary contributions. We make matching contributions according to the 401(k) Plan’s matching formula. Beginning in January 2008, all past and current matching contributions will vest immediately. Previously, the matching contributions vested over four years of service by the employee. Participant contributions vest immediately. The 401(k) Plan also holds certain transition contributions on behalf of participants who previously participated in the Biogen, Inc. Retirement Plan. Employer contributions for 2008, 2007, and 2006 totaled $20.6 million, $17.8 million, and $12.0 million, respectively.

Deferred Compensation Plan

We maintain a non-qualified deferred compensation plan, known as the Supplemental Savings Plan, or SSP, that allows a select group of U.S. management employees to defer a portion of their compensation. The SSP also provides certain credits to highly compensated U.S. employees, which are paid by the company. These credits are known as Restoration Match. The deferred compensation amounts are accrued when earned. Such deferred compensation is distributable in cash in accordance with the rules of the SSP. Deferred compensation amounts under such plan at December 31, 2008 and 2007, totaled approximately $48.5 million and $50.3 million, respectively, and are included in other long-term liabilities in the accompanying consolidated balance sheets.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The SSP also holds certain transition contributions on behalf of participants who previously participated in the Biogen Inc. Retirement Plan. Beginning in 2008, the Restoration Match vests immediately. Previously, the Restoration Match and transition contributions vested over four and seven years of service, respectively, by the employee. Participant contributions vest immediately. Distributions to participants can be either in one lump sum payment or annual installments as elected by the participants.

Retiree Medical Plan

In 2003, we began to provide medical plan benefits to retirees under the age of 65. The plan terms were modified in 2007 and, accordingly, we recognized no (benefit) cost and no liability remained at December 31, 2008. Net periodic (benefit) cost for 2007, 2006, was $(6.7) million, and $1.4 million, respectively. In 2007, we recognized a benefit, which was primarily related to a modification of the plan in 2007. In 2006, the majority of the expense was related to service cost.

Pension Plan

We currently maintain two retiree benefit plans: a Supplemental Employee Retirement Plan and a defined benefit plan for certain employees in Germany.

The obligations under the plans totaled $5.4 million and $5.0 million at December 31, 2008 and 2007, respectively.

Net periodic pension cost for 2008, 2007, and 2006 was $1.1 million, $1.3 million, and $1.2 million, respectively. The majority of the net period pension costs related to service cost.

14.  Other Income (Expense), Net

Total other income (expense), net, consists of the following (in millions):

	December 31,
	2008	2007	2006

Interest income	$72.1	$103.6	$101.2
Interest expense	(52.0)	(40.5)	(0.9)
Impairments of investments	(60.3)	(24.4)	(34.4)
Gain (Loss) on sales of investments, net	(1.1)	16.7	(2.8)
Minority interest	(6.9)	58.4	(6.8)
Foreign exchange gains (losses), net	(9.8)	3.0	4.9
Settlement of litigation and claims	—	0.1	(4.6)
Gain on sale of property	—	7.1	—
Other, net	(6.7)	6.8	(4.5)

Total other income (expense), net	$(64.7)	$130.8	$52.1

Interest Income

For 2008 compared to 2007, interest income decreased $31.5 million, or 30.4%, primarily due to a reduction in cash and cash equivalents due to the funding of our tender offer in July 2007, a net payment of $525.5 million for our term loan facility and other debt, and lower investment yields. For 2007 compared to 2006, interest income increased $2.4 million, or 2.4%, primarily due to higher yields offset by a reduction in cash and cash equivalents due to the funding of our tender offer in July 2007.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Expense

For 2008 compared to 2007, interest expense increased $11.5 million, or 28%, primarily due to an increased debt balance in 2008 as compared to 2007 due to the issuance of debt in July 2007 as well as $8.9 million due to the impact of hedge ineffectiveness as discussed in Note 4, Financial Investments. For 2007 compared to 2006, interest expense increased $39.6 million, primarily due to the increased debt levels relating to our tender offer funded in July 2007 (see Note 21, Tender Offer). As discussed in Note 4, Financial Investments, in 2008 we terminated certain interest rate swaps. Upon termination of the swaps, the carrying amount of the 6.875% Senior Notes due in 2018 increased $62.8 million, which will be recognized as a reduction of interest expense and amortized using the effective interest rate method over the remaining life of the Senior Notes.

Impairment on Investments

In 2008, the impairment on investments was due to an other than temporary decline in the fair value of marketable securities of $41.7 million related primarily to non agency mortgage and asset backed securities and corporate securities classified as available for sale as well as other than temporary declines in the fair values of our strategic investments of $18.6 million. In 2007 and 2006, the impairment of investments is primarily due to the other than temporary decline in value in our strategic investments portfolio.

Minority Interest

For 2008 compared to 2007, minority interest decreased $65.3 million, primarily due to the recording in 2007 of $64.3 million in minority interest pursuant to the initial consolidation of Cardiokine Biopharma LLC or Cardiokine in August 2007 and Neurimmune in November 2007. For 2007 compared to 2006, minority interest increased $65.2 million, also primarily due to the initial consolidation of Cardiokine and Neurimmune in 2007. The minority interest related to Cardiokine and Neurimmune recorded in 2007 offset an equal charge to IPR&D, which resulted in no net impact to our results of operations for these IPR&D and minority interest charges. Excluding the impact of these consolidations, minority interest expense was $6.9 million, $5.9 million and $6.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Gain on Sale of Property

In 2007, we sold approximately 28 acres of land in Oceanside, California for $16.5 million. We recorded a pre-tax gain of approximately $7.1 million on the sale in other income (expense) as this land was not utilized in our operations.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Income Taxes

Income tax expense

Income before income tax provision and the income tax expense consist of the following (in millions):

	Year Ended December 31,
	2008	2007	2006

Income before income tax provision (benefit):
Domestic	$838.3	$693.9	$525.2
Foreign	310.6	216.7	(33.0)

	$1,148.9	$910.6	$492.2

Income tax expense (benefit):
Current
Federal	$431.2	$305.9	$355.0
State	24.3	25.8	15.8
Foreign	49.8	22.3	13.9

	$505.3	$354.0	$384.7

Deferred
Federal	$(119.2)	$(76.7)	$(105.3)
State	(20.0)	(4.4)	(0.7)
Foreign	(0.3)	(0.5)	(0.3)

	$(139.5)	$(81.6)	$(106.3)

Total income tax expense	$365.8	$272.4	$278.4

Deferred tax assets and liabilities

Significant components of our deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007

Tax credits	$11.0	$5.5
Inventory and other reserves	90.4	32.2
Capitalized costs	36.6	84.9
Intangibles, net	89.6	77.2
Net operating loss	33.1	29.6
Share-based compensation	59.9	70.5
Other	57.9	40.5

Deferred tax assets	$378.5	$340.4

Fair value adjustment	$(552.7)	$(632.7)
Interest expense on notes payable	—	(0.3)
Unrealized gain on investments and cumulative translation adjustment	(2.3)	(2.7)
Depreciation, amortization and other	(108.7)	(129.8)

Deferred tax liabilities	$(663.7)	$(765.5)

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax Rate

A reconciliation between the U.S. federal statutory tax rate and our effective tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006

Statutory rate	35.0%	35.0%	35.0%
State taxes	1.6	3.0	3.0
Taxes on foreign earnings	(5.8)	(7.6)	(16.3)
Credits and net operating loss utilization	(2.9)	(3.1)	(0.6)
Fair value adjustment	3.7	3.5	6.2
IPR&D	0.8	0.7	27.9
Non-deductible items	(0.8)	(0.6)	0.8
Other	0.2	(1.0)	0.6

Effective tax rate	31.8%	29.9%	56.6%

At December 31, 2008, we had net operating losses and general business credit carryforwards for federal income tax purposes of approximately $64.7 million and $3.2 million, respectively, which begin to expire in 2020. Additionally, for state income tax purposes, we had net operating loss carryforwards of approximately $197.1 million, which begin to expire in 2009. For state income tax purposes, we also had research and investment credit carryforwards of approximately $12.0 million, of which approximately $9.7 million begin to expire in 2009, with the remainder having no prescribed expiration date.

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

As of December 31, 2008, undistributed foreign earnings of non-U.S. subsidiaries included in consolidated retained earnings aggregated approximately $2,071.3 million. We intend to reinvest these earnings indefinitely in operations outside the U.S. It is not practicable to estimate the amount of additional tax that might be payable if such earnings were remitted to the U.S.

IRS Settlement

During 2007, the IRS completed its examination of Biogen Idec Inc.’s consolidated federal income tax returns for the fiscal years 2003 and 2004 and issued an assessment. We subsequently paid amounts related to issues agreed to with the IRS and are appealing several issues. As a result of this examination activity, we reassessed our liability for income tax contingencies to reflect the IRS findings and recorded a $14.7 million reduction in our liabilities for income tax contingencies during the second quarter of 2007.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2005, the Internal Revenue Service, or IRS, completed its examination of legacy Biogen, Inc.’s, now Biogen Idec MA, Inc.’s, consolidated federal income tax returns for the fiscal years 2001 and 2002 and issued an assessment. We subsequently paid the majority of the amounts assessed and are appealing one issue.

Contingency

On September 12, 2006, we received a Notice of Assessment from the Massachusetts Department of Revenue for $38.9 million, which includes penalties and interest, with respect to the 2001, 2002, and 2003 tax years. We believe that we have meritorious defenses to the proposed adjustment and will vigorously oppose the assessment. We believe that the assessment does not impact the level of liabilities for our income tax contingencies. However, there is a possibility that we may not prevail in all of our assertions. If this is resolved unfavorably in the future, this could have a material impact on our future effective tax rate and our results of operations in the period in which an event would occur.

Adoption of FASB Interpretation No. 48

Effective January 1, 2007, we adopted the provisions of FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of each tax position taken or expected to be taken in a tax return. As a result of the adoption of FIN 48, we recognized a reduction in the liability for unrecognized tax benefits of $14.2 million, which was recorded as a $1.8 million reduction to the January 1, 2007 balance of our accumulated deficit, a $9.1 million reduction in goodwill and a $3.3 million increase in our deferred tax liability.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is as follows (in millions):

	2008	2007

Balance at January 1	$221.1	$196.8
Additions based on tax positions related to the current period	21.8	29.7
Additions for tax positions of prior periods	20.4	83.5
Reductions for tax positions of prior periods	(13.7)	(70.2)
Settlements	—	(18.7)

Balance at December 31	$249.6	$221.1

Included in the balance of unrecognized tax benefits at December 31, 2008, December 31, 2007, and January 1, 2007, are $155.1 million, $110.5 million, and $98.2 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in any future periods. We do not anticipate any significant changes in our positions in the next twelve months other than expected settlements which have been classified as current liabilities within the accompanying balance sheet.

We recognize potential interest and penalties accrued related to unrecognized tax benefits in income tax expense. During 2008 and 2007, we recognized approximately $16.1 million and $14.5 million in interest expense, respectively. Additionally, during 2007, we reduced our interest accrual by $3.3 million due to the completion of an IRS examination as described above. We have accrued approximately $47.7 million and $31.6 million for the payment of interest at December 31, 2008 and December 31, 2007, respectively.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Research Collaborations

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

Neurimmune

In November 2007, we entered into a collaboration agreement with Neurimmune SubOne AG, or Neurimmune, for the worldwide development and commercialization of human antibodies for the treatment of Alzheimer’s disease, or AD. The collaboration agreement is effective for 12 years from the first commercial sale of product using such compound. Neurimmune will conduct research to identify potential therapeutic antibodies and we will be responsible for the development and commercialization of all products. Under the terms of the agreement, we paid a $2.0 million upfront payment and may pay up to $367.5 million in milestone payments, as well as a royalty on net sales of any resulting commercial products. In 2008, we paid $10.5 million in milestone payments. We also will reimburse Neurimmune for certain research and development costs incurred. We have determined that we are the primary beneficiary under FIN 46(R), because we are required to absorb the variability (increases or decreases) in development cost under the collaboration agreement. As a result, we have consolidated the results of Neurimmune and recorded an IPR&D charge of $34.3 million. The amount allocated to IPR&D relates to the development of the Beta-Amyloid antibody. At the effective date of the agreement, this compound had not reached technological feasibility and had no alternative future use. We have allocated the $34.3 million to the minority interest, as charge represents the fair value of the Beta-Amyloid antibody retained by the minority interest holders. As a result, we have recorded a credit in minority interest, which is recorded in other income (expense). The assets and liabilities of Neurimmune are not significant as it is a research and development organization. Through December 31, 2008, we have spent an additional $6.5 million to develop the Beta-Amyloid antibody. We expect to incur approximately an additional $291.7 million to develop the Beta-Amyloid antibody for all indications under development. The estimated revenues from the Beta-Amyloid antibody are expected to be recognized beginning in 2018. A discount rate of 15% was used to value this project, which we believe to be commensurate with the stage of development of the Beta-Amyloid antibody and the uncertainties in the economic estimates described above.

Cardiokine

In August 2007, our collaboration agreement with Cardiokine became effective. The agreement is for the joint development of lixivaptan, an oral compound for the potential treatment of hyponatremia in patients with congestive heart failure. The collaboration agreement is effective for 10 years from the first commercial sale of a product using such compound. We will be responsible for the global commercialization of lixivaptan and Cardiokine has an option for limited co-promotion in the U.S.

Under the terms of the agreement, we paid a $50.0 million upfront payment and will pay up to $170.0 million in milestone payments for successful development and global commercialization of lixivaptan, as well as royalties on commercial sales. The $50.0 million is reflected as research and development expense in the accompanying consolidated statement of income. We have determined that we are the primary beneficiary under FIN 46(R), because we are required to absorb the variability (increases or decreases) in development costs under the collaboration agreement. As a result, we have consolidated the results of Cardiokine and recorded an IPR&D charge of approximately $30.0 million. The amount allocated to IPR&D relates to the development of lixivaptan. At the effective date of the agreement, this compound had not reached technological feasibility and had no alternative future use. We have allocated the approximately $30.0 million to the minority interest, as the charge represents the fair value of the lixivaptan compound retained by the minority interest holders. As a result, we recorded a credit in

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minority interest, which is recorded in other income (expense). The assets and liabilities of Cardiokine are not significant as it is a research and development organization. Through December 31, 2008, we have spent an additional $61.0 million to develop lixivaptan since the agreement became effective. We expect to incur approximately an additional $367.0 million to develop lixivaptan for all indications under development. The estimated revenues from lixivaptan are expected to be recognized beginning in 2012. A discount rate of 11% was used to value this project, which we believe to be commensurate with the stage of development of lixivaptan and the uncertainties in the economic estimates described above.

mondo

On September 14, 2006, we entered into an exclusive collaboration and license agreement with mondoBIOTECH, AG, a private Swiss biotechnology company In June 2007, we entered into a collaboration with a subsidiary of MondoBiotech AG, mondoGen, or mondo, to develop, manufacture and commercialize Aviptadil, a clinical compound for the treatment of pulmonary arterial hypertension, or PAH. In accordance with the agreement, we will be responsible for the global manufacturing, clinical development, regulatory approval and commercialization of Aviptadil. We finalized the development plan for Aviptadil and had mondo initiate additional clinical work in 2007.

Under the terms of the agreement, we paid mondo a $7.5 million upfront payment and will pay up to $30.0 million in milestones payments for successful development and commercialization of Aviptadil in PAH in the U.S. and Europe, as well as royalty payments on commercial sales. The $7.5 million upfront amount was recorded as research and development expense in 2006. We have determined that we are the primary beneficiary under FIN 46(R), because we are required to absorb the variability (increases or decreases) in development costs under the collaboration agreement. As a result, we have consolidated the results of mondo. The assets and liabilities of mondo are not significant as it is a research and development organization. Through December 31, 2008, we have spent an additional $29.9 million on the development of Aviptadil and could incur an additional $134.1 million to develop Aviptadil. We have determined that we are the primary beneficiary under FIN 46(R) and as a result, we consolidate the results of mondo.

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

Facet Biotech (Formerly PDL BioPharma, Inc.)

In August 2005, we entered in a collaborative agreement with PDL BioPharma, Inc., or PDL, for the joint development, manufacture and commercialization of three Phase 2 antibody products. In 2008, PDL spun off the research and development component of its business into a newly created public entity called Facet Biotech. Our collaboration agreement now resides with Facet Biotech (Facet). Under this agreement, we and Facet will share in the development and commercialization of Daclizumab in MS and indications other than transplant and respiratory diseases, and the development and commercialization of M200, or volociximab, and HuZAF, or fontolizumab, in all indications. Fontolizumab was discontinued during 2006. Both companies will share equally the costs of all development activities and all operating profits from each collaboration product within the U.S. and Europe. We paid Facet a non-refundable upfront licensing fee of $40.0 million for these product candidates, which we concluded had no alternative future uses and was therefore included in research and development expenses in 2005. We also accrued $10.0 million in research and development expense in 2005 for future payments that were determined to be unavoidable. The terms of the collaborative agreement require us to make certain development and commercialization milestone payments upon the achievement of certain program objectives totaling up to $660.0 million over the life of the agreement, of which $560.0 million relates to development, and $100.0 million relates to the commercialization of collaboration products.

In addition to the collaborative agreement, we purchased approximately $100.0 million of common stock, or 3.5% of its common stock, from Facet. We recorded an impairment charge of $18.3 million during 2006 to reflect an other than temporary impairment in the value of the stock we own. In 2007, we sold our entire investment in Facet for $99.5 million, resulting in a gain of $17.2 million.

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

Under the terms of the agreements, we purchased approximately 4.2 million shares of preferred stock of Sunesis for $20.0 million and, in September 2005, we purchased $5.0 million of common stock of Sunesis as part of their initial public offering, or IPO. At the time of the IPO, our preferred stock was converted into shares of Sunesis common stock and, based on the IPO valuation, we wrote-down the value of our investment in Sunesis by $4.6 million as we had determined that the impairment was other than temporary. Following the IPO, we owned approximately 2.9 million shares, or 9.9% of the common stock. We recorded impairment charges of $4.9 million, $7.4 million and $7.2 million during 2008, 2007, and 2006, respectively, to reflect an other than temporary

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

impairments in the value of the stock we own. We now hold a total of 2.9 million shares of Sunesis, representing 8% of total shares outstanding. Our investment in Sunesis is included in investments and other assets and has a fair value of $0.9 million at December 31, 2008.

Vernalis

In June 2004, we entered into a collaborative research and development agreement with Vernalis plc, or Vernalis, aimed at advancing research into Vernalis’ adenosine A2A receptor antagonist program, which targets Parkinson’s disease and other central nervous system disorders. Under the agreement, we received exclusive worldwide rights to develop and commercialize Vernalis’ lead compound, BIIB014, formerly V2006. We paid Vernalis an initial license fee of $10.0 million in July 2004, which was recorded in research and development expenses in 2004. Terms of the collaborative agreement may require us to make milestone payments upon the achievement of certain program objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration. In June 2004, we made an investment of $5.5 million through subscription for approximately 6.2 million new Vernalis common shares, representing 4.19% of Vernalis’ post-financing issued share capital, and committed to purchase an additional $4.0 million in the event of future Vernalis financing. In March 2005, we purchased approximately 1.4 million additional shares under a qualified offering for $1.8 million, which fully satisfies our investment obligation to Vernalis. We paid development milestones of $3.0 million in 2006. If all the milestones were to be achieved, we would be required to pay up to an additional $85.0 million, excluding royalties, over the remaining life of the agreement. We account for our investment in Vernalis using the cost method of accounting, subject to periodic review of impairment. In 2008 and 2007, we recorded an impairment charge of $0.5 million and $6.3 million, respectively, representing an other than temporary impairment in the stock we own. We now hold a total of approximately 7.6 million shares of Vernalis, representing 2% of total shares outstanding. Our investment in Vernalis is included in investments and other assets and has a fair value of $0.3 million at December 31, 2008.

MPM

In May 2006, we became a limited partner in MPM Bioventures IV- Strategic Fund, LP, a limited partnership that invests in entities that are engaged in the research, development, manufacture, marketing and/or sale of novel biological products or technologies. Due to our percentage of ownership, we account for our investment in this fund under the equity method of accounting. We have committed to contribute up to $10.0 million to the LP and made an initial contribution of $1.1 million to the LP. Through December 31, 2008, we have contributed $3.7 million into the LP, which is included in investments and other assets in our consolidated balance sheets.

In February 2006, we became a limited partner in MPM Bioventures IV-QP, LP, a limited partnership that invests in entities that are engaged in the research, development, manufacture, marketing and/or sale of novel biological products or technologies. Due to our percentage of ownership, we account for our investment in this fund under the cost method of accounting. We have committed to contribute up to $10.0 million to the LP and made an initial contribution of $1.0 million to the LP. Through December 31, 2008, we have contributed $5.2 million into the LP, which is included in investments and other assets in our consolidated balance sheets.

In May 2004, we entered into a limited partnership agreement as a limited partner with MPM Bioventures III GP, LP, to create MPM Bioventures Strategic Fund, LP, or the Strategic Fund. The purpose of the Strategic Fund is to make, manage, and supervise investments in biotechnology companies with novel products or technologies that fit strategically with Biogen Idec. Due to our percentage of ownership, we account for our investment in this fund under the equity method of accounting. The Strategic Fund takes only minority positions in the equity of its investments, and does not seek to engage in day-to-day management of the entities. In February 2006, we adjusted our commitment to the Strategic Fund to approximately $32.0 million over a three-year period. Through December 31, 2008, we contributed $25.4 million to the Strategic Fund.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2004, we became a limited partner in MPM Bioventures III-QP, LP, a limited partnership that invests in entities that are engaged in the research, development, manufacture, marketing and/or sale of novel biological products or technologies. Due to our percentage of ownership, we account for our investment in this fund under the cost method of accounting. We have committed to contribute $4.0 million to the LP. Through December 31, 2008, we have contributed $3.9 million into the LP, which is included in investments and other assets in our consolidated balance sheets.

Vetter

In August 2003, Biogen, Inc. entered into a collaboration agreement with Vetter Pharma-Fertigung GmbH & Co. KG, or Vetter, for the fill-finish of our products, including liquid AVONEX and TYSABRI. As of December 31, 2007, we have made milestone payments to Vetter of 35.0 million euros in return for its reserving certain manufacturing capacity for us at its fill-finish facility. Under the terms of the agreement, these payments will reduce payments due on our future purchases of inventory from Vetter over a seven-year period, which commenced in 2007. During 2008 and 2007, we consumed approximately $6.5 million and $5.6 million, respectively, of this asset. Accordingly, as of December 31, 2008, we have recorded $8.4 million and $21.9 million of these payments in other current assets and in investments and other assets, respectively, in our consolidated balance sheets. The related portion of the asset will be reclassified to inventory when purchases from Vetter are made.

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

Targeted

We had previous agreements that have expired with Targeted Genetics Corporation, or Targeted, for gene therapy and research. We have no ongoing commitments with respect to Targeted. In connection with the expired agreements, however, we acquired shares of Targeted. In 2005, we recognized $9.2 million for impairments of our Targeted investment that was determined to be other-than-temporary. In 2006, we received one million shares of Targeted and $0.5 million in cash in exchange for forgiveness of $5.7 million of debt owed by Targeted to us. We recorded a gain of $3.4 million upon receipt of the shares and the cash payment. As a result of the transactions, as of December 31, 2006, we owned 19.9% of the outstanding shares of Targeted. We account for our investment in Targeted using the cost method. During 2008, we recorded an impairment charge of $2.9 million related to Targeted and at December 31, 2008, we held 2.2 million shares, representing 11% of the outstanding shares, with a fair market value of $0.5 million. This amount is included in investments and other assets on our consolidated balance sheet.

17.	Unconsolidated Joint Business Arrangement

We have a collaboration with Genentech Inc., or Genentech, that was created and operates by agreement rather than through a joint venture or other legal entity. Our rights under the terms of our amended and restated

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collaboration agreement with Genentech include co-exclusive rights to develop, commercialize and market RITUXAN in the United States and Canada with Genentech. Genentech has the exclusive right to develop, commercialize and market RITUXAN in the rest of the world. We have assigned our rights to develop, commercialize and market RITUXAN in Canada to F. Hoffman-La Roche Ltd., or Roche. Genentech shares a portion of the pretax U.S. co-promotion profits with us and Roche shares a portion of the pretax Canadian co-promotion profits of RITUXAN with us.

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

Under the terms of separate sublicense agreements between Genentech and Roche, Roche is responsible for commercialization of RITUXAN outside the U.S., except in Japan where RITUXAN is co-promoted by Zenyaku and Chugai. There is no direct contractual arrangement between us, Roche, Zenyaku or Chugai.

Revenues from unconsolidated joint business consists of (1) our share of pretax co-promotion profits in the U.S. and Canada and (2) royalty revenue from sales of RITUXAN outside the U.S. and Canada by Roche, Zenyaku and Chugai. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling, and marketing expenses, and joint development expenses incurred by Genentech, Roche and us.

Under the amended and restated collaboration agreement, our current pretax co-promotion profit-sharing formula, which resets annually, is as follows:

Co-promotion Operating Profits	Biogen Idec’s Share of Co-promotion Profits

First $50 million	30%
Greater than $50 million	40%

In 2008, 2007 and 2006, the 40% threshold was met during the first quarter. For each calendar year or portion thereof following the approval date of the first New Anti-CD20 Product, the pretax co-promotion profit-sharing formula for RITUXAN and New Anti-CD20 Products sold by us and Genentech will change to the following:

	First New Anti-CD20 Product U.S.	Biogen Idec’s Share
Co-promotion Operating Profits	Gross Product Sales	of Co-promotion Profits

First $50 million(1)	N/A	30%
Greater than $50 million	Until such sales exceed $150 million	38%
	in any calendar year(2)
	Or
	After such sales exceed $150 million	35%
	in any calendar year and until such sales exceed $350 million in any calendar year(3)
	Or
	After such sales exceed $350 million	30%
	in any calendar year(4)

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	not applicable in the calendar year the first New Anti-CD20 Product is approved if $50 million in co-promotion operating profits has already been achieved in such calendar year through sales of RITUXAN.

(2)	if we are recording our share of RITUXAN co-promotion profits at 40%, upon the approval date of the first New Anti-CD20 Product, our share of co-promotion profits for RITUXAN and the New Anti-CD20 Product will be immediately reduced to 38% following the approval date of the first New Anti-CD20 Product until the $150 million in first New Anti-CD20 Product sales level is achieved.

(3)	if $150 million in first New Anti-CD20 Product sales is achieved in the same calendar year the first New Anti-CD20 Product receives approval, then the 35% co-promotion profit-sharing rate will not be effective until January 1 of the following calendar year. Once the $150 million in first New Anti-CD20 Product sales level is achieved then our share of co-promotion profits for the balance of the year and all subsequent years’ (after the first $50 million in co-promotion operating profits in such years) will be 35% until the $350 million in first New Anti-CD20 Product sales level is achieved.

(4)	if $350 million in new product sales is achieved in the same calendar year that $150 million in new product sales is achieved, then the 30% co-promotion profit-sharing rate will not be effective until January 1 of the following calendar year (or January 1 of the second following calendar year if the first New Anti-CD20 Product receives approval and, in the same calendar year, the $150 million and $350 million in first New Anti-CD20 Product sales levels are achieved). Once the $350 million in first New Anti-CD20 Product sales level is achieved then our share of co-promotion profits for the balance of the year and all subsequent years will be 30%.

Currently, we record our share of expenses incurred for the development of New Anti-CD20 Products in research and development expense until such time as a New Anti-CD20 Product is approved, at which time we will record our share of pretax co-promotion profits related to the New Anti-CD20 Product in revenues from unconsolidated joint business. We record our royalty and co-promotion profits revenue on sales of RITUXAN outside the U.S. on a cash basis. Under the amended and restated collaboration agreement, we will receive lower royalty revenue from Genentech on sales by Roche and Zenyaku of New Anti-CD20 Products, as compared to royalty revenue received on sales of RITUXAN. The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis.

The amended and restated collaboration agreement provides that, upon the occurrence of a Biogen Idec change-in-control as described in the agreement, within 90 days of that change-in-control, Genentech may present an offer to us to purchase our rights to RITUXAN. We must then accept Genentech’s offer or purchase Genentech’s rights to RITUXAN for an amount proportioned (using the profit sharing ratio between us) to Genentech’s offer. If Genentech presents such an offer in such a situation, then Genentech will be deemed concurrently to have exercised a right, in exchange for a royalty on net sales in the U.S. of any New Anti-CD20 Products or Third Party Anti-CD20 Products developed under the agreement, to purchase our interest in each such product. As discussed in Note 19, Litigation, Genentech asserted for the first time in 2006 that the November 2003 transaction in which Idec acquired Biogen and became Biogen Idec was a change of control under the Collaboration Agreement. We strongly disagree that the Merger was a change of control, but if it was, our position is that Genentech’s rights under the change-in-control provision in the Collaboration Agreement have long since expired.

Concurrent with the original collaboration agreement, we also entered into an expression technology license agreement with Genentech (for a proprietary gene expression technology developed by us) and a preferred stock purchase agreement providing for certain equity investments in us by Genentech (see Note 20, Shareholders’ Equity).

Under the terms of separate agreements with Genentech, commercialization of RITUXAN outside the U.S. is the responsibility of Roche, except in Japan where RITUXAN is co-promoted by Zenyaku and Chugai. We receive royalties from Genentech on sales by Roche, Zenyaku and Chugai of RITUXAN outside the U.S., and Canada. Revenue on sales of RITUXAN in Canada are received directly from Roche. Under our amended and restated collaborative agreement with Genentech, we will receive lower royalty revenue from Genentech on sales by Roche

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and Zenyaku of New Anti-CD20 Products and only for the first 11 years from the date of first commercial sale of such New Anti-CD20 Products.

Total revenues from unconsolidated joint business consist of the following (in millions):

	Year Ended December 31,
	2008	2007	2006

Co-promotion profits in the U.S.	$733.5	$616.8	$555.8
Reimbursement of selling and development expenses in the U.S.	59.7	58.5	61.1
Revenue on sales of RITUXAN outside the U.S.	335.0	250.8	194.0

	$1,128.2	$926.1	$810.9

Revenue on sales of RITUXAN outside the U.S. consists of our share of co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada. The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country by country basis. RITUXAN was launched in 1998 in most European countries and in 2001 in Japan. Therefore, we expect a significant decrease in royalty revenues on sales of RITUXAN outside the US beginning in the latter half of 2009. Specifically, the royalty period with respect to sales in France, Spain, Germany and the United Kingdom will expire in 2009. As a result, royalty revenue is expected to be in the range of $250.0 million to $290.0 million in 2009. The royalty period with respect to sales in Italy will expire in 2010. The royalty period with respect to sales in other countries will expire through 2012.

In 2008, under the terms of our collaboration agreement, we paid Genentech $31.5 million to participate in a license agreement with Roche for the development of a Third Party Anti-CD20 Product. This was recorded as research and development cost in our consolidated statement of operations as the product had no alternative future use. In addition, in 2008 we received $12.4 million from Genentech pursuant to Roche choosing to participate in a study of RITUXAN in primary-progressive multiple sclerosis. This was recorded as revenue from unconsolidated joint business in our consolidated statement of operations.

18.	Commitments and Contingencies

Leases

In November 2008, we entered into an agreement with a real estate developer for the construction and leasing of a 356,000 square foot office building in Weston, MA. The construction of the building is to commence in 2009, and the completion of the building is slated for 2010. The lease term is from 2010 through 2025, and we have options to extend the term of the lease through 2035. We will account for this lease as an operating lease.

We rent laboratory and office space and certain equipment under noncancellable operating leases. The rental expense under these leases, which terminate at various dates through 2015, amounted to $36.0 million in 2008, $33.1 million in 2007, and $26.2 million in 2006. The lease agreements contain various clauses for renewal at our option and, in certain cases, escalation clauses typically linked to rates of inflation.

At December 31, 2008, minimum rental commitments under noncancellable leases for each of the next five years and total thereafter were as follows (in millions)

	2009	2010	2011	2012	2013	Thereafter	Total

Minimum lease payments	$36.4	$36.2	$33.2	$26.9	$27.1	$246.6	$406.4
Income from subleases	5.0	2.2	—	—	—	—	7.2

Net minimum lease payments	$31.4	$34.0	$33.2	$26.9	$27.1	$246.6	$399.2

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Construction Commitments

As of December 31, 2008, we have completed the first phase of construction of our large-scale biologic manufacturing facility in Hillerød, Denmark, which included partial completion of a bulk manufacturing component, a labeling and packaging component, and installation of major equipment. We are proceeding with the second phase of the project, including the completion of the large scale bulk manufacturing component and construction of a warehouse. As of December 31, 2008, we had contractual commitments of approximately $14.5 million for the second phase. This second phase of the project is expected to be ready for commercial production in 2010.

19.	Litigation

Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in some cases, Biogen Idec Inc., was named as a defendant in lawsuits filed by the City of New York and numerous Counties of the State of New York. All of the cases — except for cases filed by the County of Erie, County of Oswego and County of Schenectady (the “Three County Actions”) — are the subject of a Consolidated Complaint (“Consolidated Complaint”), first filed on June 15, 2005 in the U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456 (“the MDL proceedings”). The complaints allege that the defendants (i) fraudulently reported the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement (“Covered Drugs”); (ii) marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; (iii) provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and (iv) overcharged Medicaid for illegally inflated Covered Drugs reimbursements. Among other things, the complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, the amended Consolidated Complaint alleges that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements, and excluded from their reporting certain discounts and other rebates that would have reduced the “best price.” With respect to the MDL proceedings, some of the plaintiffs’ claims were dismissed, and the parties, including Biogen Idec, began a mediation of the outstanding claims on July 1, 2008. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” in any of these cases, and do not express an opinion at this time as to their likely outcome or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to each of these complaints and are vigorously defending against them.

Along with several other major pharmaceutical and biotechnology companies, we were also named as a defendant in a lawsuit filed by the Attorney General of Arizona in the Superior Court of the State of Arizona and transferred to the MDL proceedings. The complaint, as amended on March 13, 2007, is brought on behalf of Arizona consumers and other payors for drugs, and alleges that the defendants violated the state consumer fraud statute by fraudulently reporting the Average Wholesale Price for certain drugs covered by various private and public insurance mechanisms and by marketing these drugs to providers based on the providers’ ability to collect inflated payments from third-party payors. Biogen Idec and other defendants have filed a motion to dismiss the complaint, which is pending. On December 26, 2007, Biogen Idec and other defendants agreed to a mediation, which is now underway. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote,” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and intend vigorously to defend the case.

On June 17, 2006, Biogen Idec filed a Demand for Arbitration against Genentech, Inc. with the American Arbitration Association (“AAA”), which Demand was amended on December 5, 2006 and on January 29, 2008. In the Demand, Biogen Idec alleged that Genentech breached the parties’ Amended and Restated Collaboration Agreement dated June 19, 2003 (the “Collaboration Agreement”), by failing to honor Biogen Idec’s contractual

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

right to participate in strategic decisions affecting the parties’ joint development and commercialization of certain pharmaceutical products, including humanized anti-CD20 antibodies. Genentech filed an Answering Statement in response to Biogen Idec’s Demand in which Genentech denied that it had breached the Collaboration Agreement and alleged that Biogen Idec had breached the Collaboration Agreement. In its Answering Statement, filed in 2006, Genentech also asserted for the first time that the November 2003 transaction in which Idec Pharmaceuticals acquired Biogen and became Biogen Idec was a change of control under the Collaboration Agreement, a position with which we disagree strongly. It is our position that the Biogen Idec merger did not constitute a change of control under the Collaboration Agreement and that, even if it did, Genentech’s rights under the change of control provision, which must be asserted within ninety (90) days of the change of control event, have long since expired. We intend to vigorously assert that position if Genentech persists in making this claim. The hearing has concluded and we anticipate a decision in mid-2009. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote,” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to Genentech’s allegations in the arbitration and intend vigorously to defend against these allegations.

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

On August 10, 2004, Classen Immunotherapies, Inc. filed suit against us, GlaxoSmithKline, Chiron Corporation, Merck & Co., Inc., and Kaiser-Permanente, Inc. in the U.S. District Court for the District of Maryland contending that we induced infringement of U.S. Patent Nos, 6,420,139, 6,638,739, 5,728,383, and 5,723,283, all of which are directed to various methods of immunization or determination of immunization schedules. All counts asserted against us by Classen were dismissed by the District Court, and the judgment in our favor was affirmed by the U.S. Court of Appeals for the Federal Circuit on December 19, 2008. The plaintiff has filed a petition for rehearing en banc, which is pending. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote,” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to the plaintiff’s allegations and intend to continue to vigorously defend against these allegations.

In January 2008, the European Commission (“EC”) began an industry-wide antitrust inquiry into competitive conditions within the pharmaceutical sector. As part of the inquiry, the EC requested information from approximately 100 companies, including Biogen Idec. The EC published a preliminary report in November 2008 and has announced that it expects to publish a final report in the spring of 2009. The potential outcome of this matter and its impact on us cannot be determined at this time.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 27, 2008, Sanofi-Aventis Deutschland GmbH (“Sanofi”) filed suit against Genentech and Biogen Idec in federal court in Texas (E.D. Tex.) claiming that Rituxan and certain other Genentech products infringe U.S. Patents 5,849,522 (the “ ‘522 patent”) and 6,218,140 (the ‘‘‘140 patent”). Sanofi seeks preliminary and permanent injunctions, compensatory and exemplary damages, and other relief. On October 27, 2008, Genentech and Biogen Idec filed a complaint against Sanofi, Sanofi-Aventis U.S. LLC, and Sanofi-Aventis U.S. Inc. in federal court in California (N.D. Cal.) seeking a declaratory judgment that Rituxan and other Genentech products do not infringe the ‘522 patent or the ‘140 patent, and a declaratory judgment that those patents are invalid. In addition, on October 24, 2008, Hoechst GmbH filed with the ICC International Court of Arbitration (Paris) a request for arbitration against Genentech, relating to a terminated agreement between Hoechst’s predecessor and Genentech that pertained to the above-referenced patents and related patents outside the U.S. Hoechst is seeking payment of royalties on sales of Genentech products, damages for breach of contract, and other relief. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote,” and do not express an opinion at this time as to the likely outcome of the matters or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses and intend vigorously to defend against the allegations against us.

In addition, we are involved in product liability claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial conditions.

20.	Shareholders’ Equity

Preferred Stock

Preferred stock was comprised of the following (in thousands):

	December 31, 2008			December 31, 2007
	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding

Series A Preferred Stock	1,750	8	8	1,750	8	8
Series X Junior Participating Preferred Stock	1,000	—	—	1,000	—	—
Undesignated	5,250	—	—	5,250	—	—

	8,000	8	8	8,000	8	8

We have 8,000,000 shares of Preferred Stock authorized, of which 1,750,000 shares have been designated as Series A Preferred Stock and 1,000,000 shares have been designated as Series X Junior Participating Preferred Stock. The balance may be issued without a vote or action of stockholders from time to time in classes or series with the designations, powers, preferences, and the relative, participating, optional or other special rights of the shares of each such class or series and any qualifications, limitations or restrictions thereon as set forth in the stock certificate. Any such Preferred Stock may rank prior to common stock as to dividend rights, liquidation preference or both, and may have full or limited voting rights and may be convertible into shares of common stock. As of December 31, 2008 and 2007, there were 8,221 shares of Series A Preferred Stock issued and outstanding. These shares carry a liquidation preference of $67 and are convertible into 60 shares of common stock per share of Preferred Stock. No other shares of Preferred Stock are issued and outstanding as of December 31, 2008 and 2007.

Stockholder Rights Plan

In January 2009, our Board of Directors voted to terminate our stockholders rights plan effective as of January 30, 2009. The plan was scheduled to expire on July 26, 2011 and was originally adopted by the Board of Directors in 1997. Under the rights plan, each share of our common stock had one “right” attached to it that entitled

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the holder to purchase our Series X Junior Participating Preferred Stock under the circumstances specified in the rights plan. As a result of our Board of Director’s action, no rights are outstanding or exercisable.

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

In October 2006, our Board of Directors authorized the repurchase of up to an additional 20.0 million shares of our common stock. The repurchased stock will provide us with treasury shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program does not have an expiration date. We repurchased approximately 12.8 million shares of our common stock for $738.9 million under the share repurchase program as of December 31, 2008. Subsequent to December 31, 2008, we repurchased an additional 1.2 million shares for a cost of $57.6 million and have approximately 6.0 million shares remaining available for repurchase under this program.

Reclassification

In the year ended December 31, 2008, we reclassified amounts within the statement of shareholder’s equity, resulting in an approximately $78.6 million correction in Additional Paid-in Capital and Retained Earnings (Accumulated Deficit) balances in connection with the re-issuance of treasury stock at a loss. In the year ended December 31, 2007 we reclassified amounts within the statements of stockholders equity, resulting in an approximately $48.0 million correction in the treasury stock and common stock balances.

21.	Tender Offer

On June 27, 2007, pursuant to the terms of a tender offer, we accepted for payment 56,424,155 shares of our common stock at a price of $53.00 per share for a purchase price of $2,990.5 million. As the obligation of $2,990.5 million was incurred on June 27, 2007 and funded on July 2, 2007, pursuant to Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, or SFAS 150, we recorded the present value of the obligation of $2,988.2 million on June 27, 2007, and the $2.3 million difference between the present value of the obligation and funded amount was recognized as interest expense. We funded the tender offer through existing cash and cash equivalents of $1,490.5 million and $1,500.0 million borrowed under our short-term loan facility as described in Note 8, Indebtedness. We retired all of these shares in July 2007. In connection with this retirement, in accordance with our policy, we recorded an approximately $2,991 million reduction in treasury stock and additional paid-in-capital.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Segment Information

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

Revenue by product is as follows (in millions):

	Year Ended December 31,
	2008			2007			2006
		Rest of			Rest of			Rest of
	US	World	Total	US	World	Total	US	World	Total

AVONEX	$1,276.5	$926.1	$2,202.6	$1,085.0	$782.8	$1,867.8	$1,022.2	$684.5	$1,706.7
AMEVIVE	—	0.3	0.3	0.3	0.4	0.7	5.0	6.5	11.5
ZEVALIN	—	4.8	4.8	13.9	3.0	16.9	16.4	1.4	17.8
FUMADERM	—	43.4	43.4	—	21.5	21.5	—	9.5	9.5
TYSABRI	196.4	392.2	588.6	104.4	125.5	229.9	25.9	9.9	35.8

Total product revenues	$1,472.9	$1,366.8	$2,839.7	$1,203.6	$933.2	$2,136.8	$1,069.5	$711.8	$1,781.3

Our geographic information is as follows (in millions):

December 31, 2008	US	Europe	Germany	Asia	Other	Total

Product revenues from external customers	$1,472.9	$822.6	$354.5	$36.5	$153.2	$2,839.7
Revenues from unconsolidated joint business	$793.2	$272.3	$—	$21.7	$41.0	$1,128.2
Other revenues from external customers	$96.5	$32.8	$0.3	$—	$—	$129.6
Long-lived assets	$1,111.2	$658.8	$2.5	$4.2	$1.2	$1,777.9

In 2008, we recorded revenue from two wholesale distributors accounting for a total of 16.2% and 13.1% of product revenue, respectively.

December 31, 2007	US	Europe	Germany	Asia	Other	Total

Product revenues from external customers	$1,203.6	$565.9	$231.1	$4.2	$132.0	$2,136.8
Revenues from unconsolidated joint business	$675.3	$200.2	$—	$18.1	$32.5	$926.1
Other revenues from external customers	$78.1	$27.0	$0.4	$3.2	$—	$108.7
Long-lived assets	$1,145.7	$494.9	$2.6	$3.5	$2.0	$1,648.7

In 2007, we recorded revenue from two wholesale distributors accounting for a total of 19.4% and 15.2% of total product revenue, respectively.

December 31, 2006	US	Europe	Germany	Asia	Other	Total

Product revenues from external customers	$1,069.5	$455.2	$135.8	$0.4	$120.4	$1,781.3
Revenues from unconsolidated joint business	$616.8	$150.2	$—	$16.7	$27.2	$810.9
Other revenues from external customers	$61.4	$18.8	$0.1	$10.5	$—	$90.8

In 2006, we recorded revenue from one specialty distributor and three wholesale distributors accounting for a total of 15%, 18%, 14%, and 12% of total product revenue, respectively.

Approximately 28%, 29%, and 30% of our total revenues in 2008, 2007, and 2006, respectively, are derived from our joint business arrangement with Genentech (see Note 17, Unconsolidated Joint Business Arrangement). Included in long lived assets in Europe at December 31, 2008 and 2007 is approximately $611.5 million and $480.5 million, respectively, related to our operations in Denmark.

In 2008, we discovered that amounts previously disclosed in our 2007 financial statements for long-lived assets in the US, Europe, Asia and Other of $1,021.3 million, $1,516.6 million, $3.1 million, and $89.7 million, respectively, inappropriately included long-term marketable securities, as well as misclassifications in geographic categories, principally between the US and Europe.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Severance and Other Restructuring Costs

During 2008, we incurred $5.0 million in restructuring costs, primarily related to the reorganization of our legal structure and the consolidation of certain organizational functions, which are included in research and development and selling, general and administrative expense. During 2007, we incurred $1.8 million in restructuring costs, primarily related to the Syntonix acquisition and the ZEVALIN divestiture, which are included in selling, general and administrative expense. During 2006, we incurred restructuring costs associated with acquisitions and planned dispositions. Specifically, we incurred $1.2 million in severance costs associated with the acquisition of Conforma, and $1.7 million related in headcount reductions related to the planned disposition of our ZEVALIN product line. At December 31, 2008, there are no material remaining restructuring accruals on our consolidated balance sheets.

24.	Guarantees

At December 31, 2008, we have no liabilities recorded for guarantees, as defined by No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34, or FIN 45, as the value of our guarantees are not material.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2008.

In connection with the relocation from leased facilities to our research campus in San Diego, California, we entered into a lease assignment, in January 2005, with Tanox West, Inc., or Tanox, for a manufacturing facility in San Diego for which we had outstanding lease obligations through September 2008. This lease has expired and as of December 31, 2008, we have no obligations under this lease.

25.	Facility Impairments and Loss (Gain) on Dispositions

In 2008, as part of the lease agreement described in Note 18, Commitments and Contingencies, we sold the development rights on a parcel of land in Cambridge, MA for $11.4 million in a non monetary transaction and we recorded a pre-tax gain of approximately $9.2 million on the sale. In December 2006, we completed the sale of a research building at our Cambridge, Massachusetts facility. Proceeds from the sale were approximately $39.5 million. We recorded a pre-tax gain of $15.6 million on the sale. We continue to occupy a minor portion of the building under a leasing arrangement. In April 2006, we sold the worldwide rights and other assets of AMEVIVE for $59.8 million, including $43.7 million of inventory on hand, to Astellas Pharma US, Inc. As of December 31, 2005, our AMEVIVE assets held for sale included $8.0 million, net, related to intangible assets, and $5.4 million of property, plant and equipment, net, and were reported separately in current assets on the consolidated balance sheet. The pre-tax gain on this sale of approximately $2.8 million was deferred and is being recognized over the period of a related long-term supply contract. In February 2006, we sold our clinical manufacturing facility in Oceanside, California, known as NICO. The assets associated with the facility were included in assets held for sale on our consolidated balance sheet as of December 31, 2005. Total consideration was $29.0 million. In 2005, we recorded impairment charges totaling $28.0 million to reduce the carrying value of NICO to its net realizable value. No additional loss resulted from completion of the sale.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter(e)	Quarter	Quarter	Quarter	Total Year
	(In millions, except per share amounts)

2008
Total revenues	$942.2	$993.4	$1,093.0	$1,068.9	$4,097.5
Product revenue	665.1	684.5	758.3	731.8	2,839.7
Unconsolidated joint business revenue	247.2	278.8	299.0	303.2	1,128.2
Other revenue	29.9	30.1	35.7	33.9	129.6
Total expenses and taxes	779.5	781.4	861.5	827.7	3,249.7
Other income, net	0.4	(5.5)	(24.7)	(34.9)	(64.7)
Net income	163.1	206.6	206.8	206.7	783.2
Basic earnings per share	0.55	0.71	0.71	0.71	2.67
Diluted earnings per share	0.54	0.70	0.70	0.70	2.65

	First	Second	Third	Fourth
	Quarter(a)	Quarter	Quarter (b),(c)	Quarter(d)	Total Year
	(In millions, except per share amounts)

2007
Total revenues	$715.9	$773.2	$789.2	$893.3	$3,171.6
Product revenue	484.4	518.6	529.6	604.2	2,136.8
Unconsolidated joint business revenue	207.2	230.6	234.6	253.7	926.1
Other revenue	24.3	24.0	25.0	35.4	108.7
Total expenses and taxes	606.1	618.6	714.7	724.8	2,664.2
Other income, net	21.7	31.5	44.9	32.7	130.8
Net income	131.5	186.1	119.4	201.2	638.2
Basic earnings per share	0.39	0.55	0.41	0.68	2.02
Diluted earnings per share	0.38	0.54	0.41	0.67	1.99

(a)	The first quarter of 2007 includes a charge of $18.4 million for in-process research and development related to the acquisition of Syntonix.

(b)	The third quarter of 2007 includes a charge of approximately $30 million for in-process research and development related to our collaboration with Cardiokine Biopharma LLC. This amount was offset by minority interest income of approximately $30 million, representing the value of the underlying technology retained by the parent company of Cardiokine Biopharma LLC.

(c)	In July 2007, we purchased 56,424,155 shares of our common stock pursuant to a tender offer. We funded the transaction in July 2007 through existing cash and cash equivalents of $1,490.5 million and by obtaining a short term loan for $1,500.0 million.

(d)	The fourth quarter of 2007 includes a charge of $34.3 million for in-process research and development related to our collaboration with Neurimmune. This amount was offset by minority interest income of $34.3 million, representing the value of the underlying technology retained by the parent company of Neurimmune.

(e)	The first quarter of 2008 includes a charge of $25.0 million for in process research and development related to a milestone payment made to the former stockholders of Conforma pursuant to our acquisition of Conforma in 2006.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	New Accounting Pronouncements

Effective January 1, 2008, we implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement, or SFAS 157, for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP FAS 157-2, Effective Date of FASB Statement No. 157, we deferred the implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. We are evaluating the impact this standard will have on our financial statements.

On December 12, 2007, EITF 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01, was issued. EITF- 07-01 prescribes the accounting for collaborations. It requires certain transactions between collaborators to be recorded in the income statement on either a gross or net basis within expenses when certain characteristics exist in the collaboration relationship. EITF 07-01 is effective for all of our collaborations existing after January 1, 2009. The adoption of this standard will not have a material impact on our financial statements or results of operations.

On December 4, 2007, Statement of Financial Standard No. 141(R), Business Combinations, or SFAS 141(R), was issued. This Standard will require an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The Standard is effective for transactions occurring on or after January 1, 2009. We have not determined the effect that the adoption of SFAS 141(R) will have on our consolidated financial statements, but the effect will generally be limited to future acquisitions in 2009, except for certain tax treatment of previous acquisitions. SFAS 141(R) amended FASB Statement No. 109, Accounting for Income Taxes (SFAS 109), and FIN 48. Previously, SFAS 109 and FIN 48, respectively, generally required post-acquisitions adjustments to business combination related deferred tax asset valuation allowances and liabilities related to uncertain tax positions to be recorded as an increase or decrease to goodwill. SFAS 141(R) does not permit this accounting and generally will require any such changes to be recorded in current period income tax expense. Thus, after SFAS 141(R) is adopted, all changes to valuation allowances and liabilities related to uncertain tax positions established in acquisition accounting (whether the combination was accounted for under SFAS 141 or SFAS 141(R)) must be recognized in current period income tax expense.

On December 4, 2007, Statement of Financial Standard No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, or SFAS 160, was issued. This Standard changes the accounting for and reporting of noncontrolling or minority interests (now called noncontrolling interest) in consolidated financial statements. This Standard is effective January 1, 2009. When implemented, prior periods will be recast for the changes required by SFAS 160. The adoption of this standard will not have a material impact on our financial statements and results of operations.

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

On May 5, 2008, Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162, was issued. This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The adoption of this standard will not have a material impact on our financial statements or results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and Shareholders of Biogen Idec Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Biogen Idec Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for income tax contingencies in 2007.

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

/s/  PricewaterhouseCoopers LLP
Boston, Massachusetts
February 6, 2009

EXHIBIT INDEX

Exhibit No.		Descriptionˆ

3.1		Amended and Restated Certificate of Incorporation. Filed as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2003.
3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated May 21, 2001. Filed as Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2003.
3.3		Certificate Increasing the Number of Authorized Shares of Series X Junior Participating Preferred Stock dated July 26, 2001. Filed as Exhibit 3.3 to our Annual Report on Form 10-K for the year ended December 31, 2003.
3.4		Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated November 12, 2003. Filed as Exhibit 3.4 to our Annual Report on Form 10-K for the year ended December 31, 2003.
3.5		Second Amended and Restated Bylaws. Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
4.1		Reference is made to Exhibit 3.1 for a description of the rights, preferences and privileges of our Series A Preferred Stock and Series X Junior Participating Preferred Stock
4.2		Amended and Restated Rights Agreement between Biogen Idec and Mellon Investor Services LLC dated as of July 26, 2001. Filed as Exhibit 4.1 to an amendment to our Registration Statement on Form 8-A filed on July 27, 2001.
4.3		Amendment No. 1 to Amended and Restated Rights Agreement between Biogen Idec and Mellon Investor Services LLC dated as of June 20, 2003. Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on June 23, 2003.
4	.4+	Amendment No. 2 to Amended and Restated Rights Agreement between Biogen Idec and Mellon Investor Services LLC dated as of January 22, 2009.
10.1		Credit Agreement among Biogen Idec, Bank of America, N.A. as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs Credit Partners L.P. as co-syndication agents, and the other lenders party thereto dated June 29, 2007. Filed as Exhibit 99.2 to our Current Report on Form 8-K filed on July 2, 2007.
10.2		Indenture between Biogen Idec and The Bank of New York Trust Company, N.A. dated as of February 26, 2008. Filed as Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-149379).
10.3		First Supplemental Indenture between Biogen Idec and The Bank of New York Trust Company, N.A. dated as of March 4, 2008. Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2008.
10	.4†	Expression Technology Agreement between Biogen Idec and Genentech. Inc. dated March 16, 1995. Filed as an exhibit to Biogen Idec’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
10.5		Letter Agreement between Biogen Idec and Genentech, Inc. dated May 21, 1996. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 6, 1996.
10	.6†	Amended and Restated Collaboration Agreement between Biogen Idec and Genentech, Inc. dated June 19, 2003. Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on July 31, 2003.
10	.7†	Purchase and Sale Agreement and Joint Escrow Instructions between Biogen Idec and Genentech, Inc. dated as of June 16, 2005. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10	.8†	ANTEGREN (now TYSABRI) Development and Marketing Collaboration Agreement between Biogen Idec and Elan Pharma International Limited dated August 15, 2000. Filed as Exhibit 10.48 to Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-12042) and incorporated herein by reference.
10	.9†	License Agreement between Biogen Idec and Coulter Immunology (now Corixa Corporation) dated May 16, 1991. Filed as an exhibit to our Registration Statement on Form S-1 (File No. 33-40756).

Exhibit No.		Descriptionˆ

10	.10†	Collaboration & License Agreement between Biogen Idec and Schering Aktiengesellschaft dated June 9, 1999. Filed as Exhibit 10.10 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
10.11		Cambridge Center Lease between Mortimer Zuckerman, Edward H. Linde and David Barrett, as Trustees of Fourteen Cambridge Center Trust, and B. Leasing, Inc. dated October 4, 1982. Filed as an exhibit to Biogen, Inc.’s Registration Statement on Form S-1 (File No. 2-81689) and incorporated herein by reference.
10.12		First Amendment to Lease dated January 19, 1989, amending Cambridge Center Lease dated October 4, 1982. Filed as an exhibit to Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-12042) and incorporated herein by reference.
10.13		Second Amendment to Cambridge Center Lease dated March 8, 1990. Filed as an exhibit to Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-12042) and incorporated herein by reference.
10.14		Third Amendment to Cambridge Center Lease dated September 25, 1991. Filed as an exhibit to Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-12042) and incorporated herein by reference.
10.15		Fourth Amendment to Cambridge Center Lease dated October 6, 1993. Filed as an exhibit to Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-12042) and incorporated herein by reference.
10.16		Fifth Amendment to Cambridge Center Lease dated October 9, 1997. Filed as an exhibit to Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 0-12042) and incorporated herein by reference.
10.17		Lease agreement between Biogen Idec BV and TUG Vastgoed B.V. dated as of September 24, 2004. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on September 29, 2004.
10	.18*	Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on May 8, 2008.
10	.19*+	Amendment to Biogen Idec Inc. 2008 Omnibus Equity Plan dated October 13, 2008.
10	.20*	Form of restricted stock unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 1, 2008.
10	.21*	Form of nonqualified stock option award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 1, 2008.
10	.22*	Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 14, 2006.
10	.23*	Amendment to the Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan dated October 11, 2006. Filed as Exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2007.
10	.24*	Amendment to Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan dated April 18, 2008. Filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10	.25*+	Amendment to Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan dated October 13, 2008.
10	.26*	Biogen Idec Inc. 2005 Omnibus Equity Plan. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 15, 2005.
10	.27*	Amendment No. 1 to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated April 4, 2006. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10	.28*	Amendment No. 2 to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated February 12, 2007. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10	.29*	Amendment to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated April 18, 2008. Filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10	.30*+	Amendment to Biogen Idec Inc. 2005 Omnibus Equity Plan dated October 13, 2008.
10	.31*	Biogen Idec Inc. 2003 Omnibus Equity Plan. Filed as Exhibit 10.73 to our Current Report on Form 8-K filed on November 12, 2003.

Exhibit No.		Descriptionˆ

10	.32*	Amendment to Biogen Idec Inc. 2003 Omnibus Equity Plan. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10	.33*	Amendment to Biogen Idec Inc. 2003 Omnibus Equity Plan dated April 18, 2008. Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10	.34*+	Amendment to Biogen Idec Inc. 2003 Omnibus Equity Plan dated October 13, 2008.
10	.35*	Biogen Idec Inc. 1995 Employee Stock Purchase Plan as amended and restated effective April 6, 2005. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 15, 2005.
10	.36*	IDEC Pharmaceuticals Corporation 1993 Non-Employee Directors Stock Option Plan, as amended and restated through February 19, 2003. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 11, 2003.
10	.37*	Amendment to IDEC Pharmaceuticals Corporation 1993 Non-Employee Directors Stock Option Plan dated April 18, 2008. Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10	.38*	IDEC Pharmaceuticals Corporation 1988 Stock Option Plan, as amended and restated through February 19, 2003. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 11, 2003.
10	.39*	Amendment to the IDEC Pharmaceuticals Corporation 1988 Stock Option Plan dated April 16, 2004. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
10	.40*	Amendment to IDEC Pharmaceuticals Corporation 1988 Stock Option Plan dated April 18, 2008. Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10	.41*	Biogen, Inc. 1987 Scientific Board Stock Option Plan (as amended and restated through February 7, 2003). Filed as Exhibit 10.22 to Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-12042) and incorporated herein by reference.
10	.42*	Amendment to Biogen, Inc. 1987 Scientific Board Stock Option Plan dated April 18, 2008. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10	.43*	Biogen, Inc. 1985 Non-Qualified Stock Option Plan, as amended and restated through April 11, 2003. Filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2007.
10	.44*	Amendment to Biogen, Inc. 1985 Non-Qualified Stock Option Plan dated April 18, 2008. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10	.45*+	Amendment to Biogen, Inc. 1985 Non-Qualified Stock Option Plan dated October 13, 2008.
10	.46*	Biogen Idec Inc. 2008 Performance-Based Management Incentive Plan. Filed as Appendix B to Biogen Idec’s Definitive Proxy Statement on Schedule 14A filed on May 8, 2008.
10	.47*	Biogen Idec Inc. 2003 Performance-Based Management Incentive Plan. Filed as Exhibit 10.74 to our Current Report on Form 8-K filed on November 12, 2003.
10	.48*	Voluntary Executive Supplemental Savings Plan, as amended and restated effective January 1, 2004. Filed as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10	.49*	Supplemental Savings Plan, as amended and restated effective January 1, 2008. Filed as Exhibit 10.55 to our Annual Report on Form 10-K for the year ended December 31, 2007.
10	.50*	Voluntary Board of Directors Savings Plan, as amended and restated effective January 1, 2008. Filed as Exhibit 10.56 to our Annual Report on Form 10-K for the year ended December 31, 2007.
10	.51*+	Biogen Idec Inc. Executive Severance Policy — U.S. Executive Vice President, as amended effective October 13, 2008.
10	.52*+	Biogen Idec Inc. Executive Severance Policy — International Executive Vice President, as amended effective October 13, 2008.
10	.53*+	Biogen Idec Inc. Executive Severance Policy — U.S. Senior Vice President, as amended effective October 13, 2008.
10	.54*+	Biogen Idec Inc. Executive Severance Policy — International Senior Vice President, as amended effective October 13, 2008.
10	.55*	Annual Retainer Summary for Board of Directors. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

Exhibit No.		Descriptionˆ

10	.56*	Form of indemnification agreement for directors. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 17, 2008.
10	.57*	Employment Agreement between Biogen Idec and James C Mullen dated as of June 20, 2003. Filed as Exhibit 10.2 to our Registration Statement on Form S-4 (File No. 333-107098).
10	.58*	First Amendment to Employment Agreement between Biogen Idec and James C. Mullen dated February 7, 2006. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2006.
10	.59*+	Second Amendment to Employment Agreement between Biogen Idec and James C. Mullen dated as of December 4, 2008.
10	.60*	Letter regarding employment arrangement of Paul J. Clancy dated August 17, 2007. Filed as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2007.
10	.61*+	Employment Agreement between Biogen Idec Management Services GmbH and Hans Peter Hasler dated October 15, 2008.
10	.62*	Letter regarding employment arrangement of Cecil B. Pickett dated June 21, 2006. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.
10	.63*+	First Amendment to Employment Agreement between Biogen Idec and Cecil B. Pickett dated October 28, 2008.
10	.64*	Letter agreement regarding employment arrangement of Robert Hamm dated October 15, 2007. Filed as Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2007.
10	.65*	Letter regarding employment arrangement of Craig E. Schneier dated October 8, 2001. Filed as Exhibit 10.53 to our Annual Report on Form 10-K for the year ended December 31, 2005.
10	.66*+	First Amendment to Employment Agreement between Biogen Idec and Craig E. Schneier dated October 8, 2008.
21	+	Subsidiaries
23	.1+	Consent of PricewaterhouseCoopers LLP — an Independent Registered Public Accounting Firm
31	.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1++	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ˆ	Reference to “our” filings mean filings made by Biogen Idec Inc. and filings made by IDEC Pharmaceuticals Corporation prior to the merger with Biogen, Inc. Unless otherwise indicated, exhibits were previously filed with the Securities and Exchange Commission under Commission File Number 0-19311 and are incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

†	Confidential Treatment has been granted with respect to portions of this agreement.

+	Filed herewith.

++	Furnished herewith.

A-4