Form 10-Q
period 2009-03-31
BIOGEN IDEC INC.
filed 2009-04-17
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

The number of shares of the registrant’s Common Stock, $0.0005 par value, outstanding as of April 13, 2009, was 288,558,498 shares.

BIOGEN IDEC INC.

FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2009

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2009	2008

Revenues:
Product	$733,409	$665,070
Unconsolidated joint business	278,818	247,223
Other revenues	24,257	29,893

Total revenues	1,036,484	942,186

Costs and expenses:
Cost of sales, excluding amortization of acquired intangible assets	98,197	100,934
Research and development	279,478	258,232
Selling, general and administrative	221,830	215,829
Collaboration profit sharing	42,773	21,406
Amortization of acquired intangible assets	89,248	74,781
Acquired in-process research and development	—	25,000

Total costs and expenses	731,526	696,182

Income from operations	304,958	246,004
Other income (expense), net	6,846	3,080

Income before income tax expense	311,804	249,084
Income tax expense	65,225	83,277

Net income	246,579	165,807
Net income attributable to noncontrolling interest, net of tax	2,592	2,710

Net income attributable to Biogen Idec Inc.	$243,987	$163,097

Basic earnings per share attributable to Biogen Idec Inc.	$0.85	$0.55

Diluted earnings per share attributable to Biogen Idec Inc.	$0.84	$0.54

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	287,703	296,171

Diluted earnings per share attributable to Biogen Idec Inc.	289,744	299,500

See accompanying notes to these unaudited consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	As of March 31,	As of December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$764,104	$622,385
Marketable securities	637,219	719,586
Collateral received for loaned securities	—	29,991
Accounts receivable, net	481,214	446,665
Due from unconsolidated joint business	180,666	206,925
Loaned securities	—	29,446
Inventory	268,076	263,602
Other current assets	149,374	139,400

Total current assets	2,480,653	2,458,000

Marketable securities	1,060,875	891,406
Property, plant and equipment, net	1,562,174	1,594,754
Intangible assets, net	2,071,809	2,161,058
Goodwill	1,138,621	1,138,621
Investments and other assets	261,074	235,152

Total assets	$8,575,206	$8,478,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Collateral payable on loaned securities	$—	$29,991
Accounts payable	104,271	107,417
Taxes payable	247,319	223,260
Accrued expenses and other	429,689	534,887
Current portion of notes payable and line of credit	26,488	27,667

Total current liabilities	807,767	923,222

Notes payable	1,082,909	1,085,431
Long-term deferred tax liability	345,784	356,017
Other long-term liabilities	318,492	280,369

Total liabilities	2,554,952	2,645,039

Commitments and contingencies (Notes 10 and 13)
Shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	149	149
Additional paid-in capital	6,109,917	6,073,957
Accumulated other comprehensive income	(32,346)	(11,106)
Retained earnings	388,019	270,180
Treasury stock, at cost	(478,045)	(527,097)
Noncontrolling interest	32,560	27,869

Total shareholders’ equity	6,020,254	5,833,952

Total liabilities and shareholders’ equity	$8,575,206	$8,478,991

See accompanying notes to these unaudited consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months
	Ended March 31,
	2009	2008

Cash flows from operating activities:
Net income attributable to Biogen Idec Inc.	$243,987	$163,097
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of fixed and intangible assets	122,146	106,932
Acquired in-process research and development	—	25,000
Noncontrolling interest in subsidiaries	2,592	2,710
Share-based compensation	37,889	34,529
Non-cash interest (income) expense and foreign exchange remeasurement loss (gain), net	(10,412)	8,142
Deferred income taxes	(6,973)	7,183
Realized loss (gain) on sale of marketable securities and strategic investments	(4,313)	(5,267)
Write-down of inventory to net realizable value	9,386	4,386
Impairment of investments and other assets	6,021	8,892
Excess tax benefit from stock options	(2,282)	(7,626)
Changes in assets and liabilities, net:
Accounts receivable	(37,935)	(54,703)
Due from unconsolidated joint business	26,259	7,126
Inventory	(12,720)	(6,344)
Other assets	(14,264)	(2,711)
Accrued expenses and other current liabilities	(120,007)	11,119
Other liabilities and taxes payable	61,376	64,520

Net cash flows provided by (used in) operating activities	300,750	366,985

Cash flows from investing activities:
Purchases of marketable securities	(1,110,368)	(431,659)
Proceeds from sales and maturities of marketable securities	1,057,671	917,972
Acquisitions, net of cash acquired	—	(25,000)
Purchases of property, plant and equipment	(37,041)	(86,031)
Purchases of other investments	(31,959)	(9,221)
Collateral received under securities lending	29,991	83,516

Net cash flows provided by (used in) investing activities	(91,706)	449,577

Cash flows from financing activities:
Purchase of treasury stock	(57,631)	(240,219)
Proceeds from issuance of stock for share-based compensation arrangements	17,043	28,311
Change in cash overdraft	1,369	13,390
Excess tax benefit from stock options	2,282	7,626
Proceeds from borrowings	—	986,876
Repayment of borrowings	—	(1,500,000)
Obligation under securities lending	(29,991)	(83,516)

Net cash flows provided by (used in) financing activities	(66,928)	(787,532)

Net increase (decrease) in cash and cash equivalents	142,116	29,030
Effect of exchange rate changes on cash and cash equivalents	(397)	(193)
Cash and cash equivalents, beginning of the period	622,385	659,662

Cash and cash equivalents, end of the period	$764,104	$688,499

See accompanying notes to these unaudited consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(unaudited, in thousands)

						Accumulated
	Preferred				Additional	Other					Total
	Stock		Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Interest	Equity

Balance, December 31, 2007	8	$-	295,698	$147	$5,807,071	$79,246	$(352,169)	-	$—	$19,726	$5,554,021
Comprehensive income
Net income							783,167			6,940	790,107
Unrealized gains on securities available for sale, net of tax of $(1,123)						(67)					(67)
Unrealized loss on foreign currency forward contracts, net of tax of $(1,523)						(36,140)					(36,140)
Unrealized gains on pension benefit obligation, net of tax of $0						(43)					(43)
Translation adjustment						(54,102)				(844)	(54,946)

Total comprehensive income											698,911

Distribution to noncontrolling interest										(2,817)	(2,817)
Capital contribution from noncontrolling interest										4,864	4,864
Repurchase of common stock for Treasury, at cost								(12,778)	(738,938)		(738,938)
Issuance of common stock from conversion of subordinated notes payable			16		227						227
Issuance of common stock under stock option and stock purchase plans			852	1	34,297		(56,223)	3,380	200,411		178,486
Issuance of common stock under stock award plans			688	1	(29,800)		(26,026)	191	11,430		(44,395)
Forfeiture of common stock under restricted stock plan			(1)								—
Compensation expense related to share-based payments					153,748						153,748
Tax benefit from share-based payments					29,845						29,845
Treasury stock reclassification					78,569		(78,569)				—

Balance, December 31, 2008	8	$—	297,253	$149	$6,073,957	$(11,106)	$270,180	(9,207)	$(527,097)	$27,869	$5,833,952

Comprehensive income:
Net income							243,987			2,592	246,579
Unrealized gain on securities available for sale, net of tax of $(1,205)						2,056					2,056
Unrealized gain on foreign currency forward contracts, net of tax of $(3,141)						28,136					28,136
Unrealized gain on pension benefit obligation, net of tax of $0						(86)					(86)
Translation adjustment						(51,346)				2,099	(49,247)

Total comprehensive income											227,438

Repurchase of common stock for Treasury, at cost								(1,223)	(57,631)		(57,631)
Issuance of common stock under stock option and stock purchase plans							(8,296)	402	25,339		17,043
Issuance of common stock under stock award plans							(117,852)	1,302	81,344		(36,508)
Compensation expense related to share-based payments					39,537						39,537
Tax benefit from share-based payments					(3,577)						(3,577)

Balance, March 31, 2009	8	$—	297,253	$149	$6,109,917	$(32,346)	$388,019	(8,726)	$(478,045)	$32,560	$6,020,254

See accompanying notes to these unaudited consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Business Overview

Overview

Biogen Idec Inc. is a global biotechnology company that creates new standards of care in therapeutic areas with high unmet medical needs. We currently market four products: AVONEX®, RITUXAN®, TYSABRI® and FUMADERM®.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of our financial position, results of operations, and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2008. Our accounting policies are described in the “Notes to the Consolidated Financial Statements” in our 2008 Annual Report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Effective January 1, 2009, we implemented Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51, or SFAS 160. This standard changed the accounting for and reporting of minority interest (now called noncontrolling interest) in our consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on our previously reported financial position or results of operations. Refer to Note 7, Comprehensive Income, and Note 11, Other Income (Expense), Net, of this Form 10-Q for additional information on the adoption of SFAS 160.

Principles of Consolidation

The consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries and of our joint ventures in Italy and Switzerland, Biogen Dompe SRL and Biogen Dompe Switzerland Gmbh, respectively. In accordance with the Financial Accounting Standards Board, or FASB, Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities, or FIN 46(R), we consolidate variable interest entities in which we are the primary beneficiary. For such consolidated entities in which we own less than a 100% interest, we record net income attributable to noncontrolling interest (minority interest) in our consolidated statement of income equal to the percentage of ownership of the respective noncontrolling owners. All material intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States requires our management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, marketable securities, derivatives and hedging activities, inventory, impairments of long-lived assets, including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets and investments, research and development,

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

2.	Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are charged to research and development expense when consumed.

The components of inventories are as follows (in millions):

	As of	As of
	March 31,	December 31,
	2009	2008

Raw materials	$41.0	$29.8
Work in process	182.6	180.0
Finished goods	44.5	53.8

Total inventory	$268.1	$263.6

During the three months ended March 31, 2009 and 2008, we have written down $9.4 million and $4.4 million, respectively, in unmarketable inventory, which was charged to cost of sales.

3.	Revenue Recognition

Product Revenues

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.

Revenues from product sales are recognized when title and risk of loss have passed to the customer, which is typically upon delivery. However, under the terms of a development and marketing collaboration agreement with Elan Pharma International, Ltd., or Elan, an affiliate of Elan Corporation, plc, we manufacture TYSABRI and collaborate with Elan on the product’s marketing, commercial distribution and on-going development activities. Therefore, sales of TYSABRI in the U.S. are recognized on the “sell-through” model, that is, upon shipment of the product by Elan to its third party distributor rather than upon shipment to Elan. For sales of TYSABRI outside the U.S., we are responsible for distributing TYSABRI to customers and are primarily responsible for all operating activities. Generally, revenue on sales of TYSABRI outside the U.S. is recognized at the time of product delivery to our customers and distributors, as all revenue recognition criteria have been met.

Reserves for Discounts and Allowances

Revenues are recorded net of applicable allowances for trade term discounts, wholesaler incentives, Medicaid rebates, Veteran’s Administration rebates, managed care rebates, product returns and other applicable allowances. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer).

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

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

An analysis of the amount of, and change in, reserves is as follows (in millions):

		Contractual
	Discounts	Adjustments	Returns	Total

Beginning balance, as of January 1, 2009	$9.2	$48.1	$18.1	$75.4
Current provisions relating to sales in current period	17.2	41.3	5.9	64.4
Adjustments relating to prior periods	—	0.5	—	0.5
Payments/returns relating to sales in current period	(7.0)	(9.3)	—	(16.3)
Payments/returns relating to sales in prior periods	(8.1)	(25.9)	(4.4)	(38.4)

Ending balance, as of March 31, 2009	$11.3	$54.7	$19.6	$85.6

The total reserves above were included in the consolidated balance sheets as follows (in millions):

	As of	As of
	March 31,	December 31,
	2009	2008

Reduction of accounts receivable	$36.5	$31.6
Current liability	49.1	43.8

Total reserves	$85.6	$75.4

Reserves for discounts, contractual adjustments and returns reduced gross product revenues as follows (in millions):

	For the
	Three Months Ended
	March 31,
	2009	2008

Discounts	$17.2	$14.4
Contractual adjustments	41.8	36.4
Returns	5.9	3.0

Total allowances	$64.9	$53.8

Gross product revenues	$798.3	$718.9

Percent of gross product revenues	8.1%	7.5%

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

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Bad debt reserves are based on our estimated uncollectible accounts receivable. Given our historical experiences with bad debts, combined with our credit management policies and practices, we do not presently maintain significant bad debt reserves.

4.	Intangible Assets and Goodwill

Intangible assets and goodwill, net of accumulated amortization, impairment charges and adjustments, are as follows (in millions):

			As of March 31,			As of December 31,
			2009			2008
	Estimated		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net

Out-licensed patents	12 years	$578.0	$(262.3)	$315.7	$578.0	$(250.3)	$327.7
Core/developed technology	15-20 years	3,005.3	(1,316.5)	1,688.8	3,005.3	(1,241.0)	1,764.3
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed patents	14 years	3.0	(1.0)	2.0	3.0	(0.9)	2.1
Assembled workforce	4 years	2.1	(1.4)	0.7	2.1	(1.2)	0.9
Distribution rights	2 years	12.7	(12.1)	0.6	12.7	(10.6)	2.1

Total intangible assets		$3,665.1	$(1,593.3)	$2,071.8	$3,665.1	$(1,504.0)	$2,161.1

Goodwill	Indefinite	$1,138.6	$—	$1,138.6	$1,138.6	$—	$1,138.6

Intangible Assets

Our intangible assets consist of patents, licenses, core/developed technology, trademarks and tradenames, assembled workforce and distribution rights, the majority of which arose in connection with the merger of Biogen Inc. and Idec Pharmaceuticals Corporation, or the Merger. These intangible assets were recorded at fair value and are stated net of accumulated amortization and impairments.

Intangible assets related to patents, licenses, core/developed technology, assembled workforce and distribution rights are amortized over their remaining estimated useful lives, ranging from 2 to 20 years. The useful lives of our assets are primarily based on the legal or contractual life of the underlying patent or contract, which does not include additional years for the extension or renewal of the contract or patent. Our amortization policy for intangible assets is based on the principles in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which requires that the amortization of intangible assets reflect the pattern that the economic benefits of the intangible assets are consumed.

Effective January 1, 2009, we implemented FASB Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 amends SFAS 142 and provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by our intent and/or ability to renew or extend the arrangement. The adoption of this FSP did not impact the presentation of our financial position or results of operations as this standard was required to be implemented prospectively; however, this standard may impact us in subsequent periods.

Our most significant intangible asset is the core technology related to our AVONEX product. We believe the economic benefit of our core technology is consumed as revenue is generated from our AVONEX product. An analysis of the anticipated product sales of AVONEX is performed annually during our long range

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

planning cycle. The results of this forecast serve as the basis for our assumptions used in the economic consumption amortization model for our core technology intangible assets. Although we believe our process has allowed us to reliably determine our best estimate of the pattern in which we will consume the economic benefits of the core technology intangible assets, the model results in deferring amortization charges to future periods in certain instances, including the impact of continued sales of the product at a nominal level after patent expiration. Consequently, in establishing our methodology, we considered models that would prevent deferring amortization charges to future periods such as the model described in paragraph 8 of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, or SFAS 86. In order to ensure amortization charges are not unreasonably deferred to future periods, we use the straight-line method to determine the minimum annual amount of amortization expense, or the minimum amount. At the time of the Merger we estimated a useful life of 15 years (2018) based on the patent lives of AVONEX across various countries. The minimum amount is recalculated each year based on the remaining unamortized balance of the intangible asset and the years remaining to 2018. The results of the long range planning process determine whether amortization will be based on an economic consumption model or the minimum amount and, thus, the amount of amortization for the next four quarters. Amortization is currently based upon the economic consumption model.

Intangible assets related to trademarks and tradenames have indefinite lives, and as a result are not amortized, but are subject to review for impairment. We review our intangible assets with indefinite lives for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Amortization expense was $89.2 million and $74.8 million for the three months ended March 31, 2009 and 2008, respectively. We did not record a charge related to in-process research and development, or IPR&D, during the three months ended March 31, 2009. In the first quarter of 2008, we recorded $25.0 million of IPR&D charges related to an HSP-90 related milestone payment made to the former shareholders of Conforma Therapeutics, Inc., or Conforma, pursuant to our acquisition of Conforma in 2006.

5.	Fair Value Measurements

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

A majority of our financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, other industry, and economic events. We validate the prices provided by our third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, and analyzing pricing data in certain instances. The fair values of our cash equivalents, derivative contracts, marketable debt securities, and plan assets for deferred compensation are determined through market and observable sources and have been classified as Level 2. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2009 and December 31, 2008.

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following is a summary of our fair value measurements (in millions):

				Significant
	Balance as of	Quoted Prices in	Significant Other	Unobservable
	March 31,	Active Markets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$679.0	$—	$679.0	$—
Marketable debt securities	1,698.1	—	1,698.1	—
Strategic investments	4.4	4.4	—	—
Venture capital investments	24.3	—	—	24.3
Derivative contracts	2.1	—	2.1	—
Plan assets for deferred compensation	9.8	—	9.8	—

Total	$2,417.7	$4.4	$2,389.0	$24.3

Liabilities:
Derivative contracts	$15.0	$—	$15.0	$—

Total	$15.0	$—	$15.0	$—

				Significant
	Balance as of	Quoted Prices in	Significant Other	Unobservable
	December 31,	Active Markets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$500.9	$—	$500.9	$—
Marketable debt securities	1,640.4	—	1,640.4	—
Strategic investments	4.6	4.6	—	—
Venture capital investments	23.9	—	—	23.9
Derivative contracts	1.9	—	1.9	—
Plan assets for deferred compensation	13.3	—	13.3	—

Total	$2,185.0	$4.6	$2,156.5	$23.9

Liabilities:
Derivative contracts	$46.0	$—	$46.0	$—

Total	$46.0	$—	$46.0	$—

Our strategic investments are investments in publicly traded equity securities where fair value is readily determinable.

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table is a roll forward of the fair value of our venture capital investments, where fair value is determined by Level 3 inputs (in millions):

	For the Three Months
	Ended March 31,
Description	2009	2008

Beginning Balance, January 1	$23.9	$28.1
Total net unrealized gains (losses) included in earnings	(0.3)	(3.6)
Purchases, issuances, and settlements	0.7	0.4

Ending Balance, March 31	$24.3	$24.9

Our venture capital investments are the only assets where we used Level 3 inputs to determine the fair value. Venture capital investments represented approximately 0.3% of total assets as of March 31, 2009 and December 31, 2008. The underlying assets in these funds are initially measured at transaction prices and subsequently valued using the pricing of recent financing and/or by reviewing the underlying economic fundamentals and liquidation value of the companies. Gains and losses (realized and unrealized) included in earnings for the period are reported in other income (expense), net.

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, due from unconsolidated joint business, other current assets, accounts payable and accrued expenses and other approximate fair value due to their short-term maturities.

Effective this quarter, we implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis. The adoption of SFAS 157 for our nonfinancial assets and liabilities that are remeasured at fair value on a non-recurring basis did not impact our financial position or results of operations; however, could have an impact in future periods. In addition, we may have additional disclosure requirements in the event we complete an acquisition or incur impairment of our assets in future periods.

6.	Financial Instruments

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

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Marketable Securities, including Strategic Investments

The following is a summary of marketable securities and strategic investments (in millions):

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of March 31, 2009:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$119.7	$1.1	$—	$118.6
Non-current	207.1	3.7	(0.1)	203.5
Government securities
Current	445.9	1.4	—	444.5
Non-current	650.6	7.5	—	643.1
Other interest bearing securities
Current	71.6	—	—	71.6
Non-current	203.2	5.8	—	197.4

Total available-for-sale securities	$1,698.1	$19.5	$(0.1)	$1,678.7

Other Investments
Strategic investments, non-current	$4.4	$0.6	$(0.1)	$3.9

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of December 31, 2008:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$84.8	$0.4	$—	$84.4
Non-current	200.3	2.6	—	197.7
Government securities
Current	582.8	1.5	—	581.3
Non-current	422.2	8.7	—	413.5
Other interest bearing securities
Current	57.3	—	—	57.3
Non-current	293.0	3.3	(0.3)	290.0

Total available-for-sale securities	$1,640.4	$16.5	$(0.3)	$1,624.2

Other Investments
Strategic investments, non-current	$4.6	$0.5	$(0.1)	$4.2

In the tables above, as of March 31, 2009 and December 31, 2008, U.S. Government securities included $278.1 million and $139.1 million, respectively, of FDIC guaranteed senior notes issued by financial institutions under the Temporary Liquidity Guarantee Program (TLGP). In addition, the balances as of December 31, 2008 include amounts related to our loaned securities.

Certain commercial paper and short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the accompanying balance sheet and are not included in the tables above. The commercial paper, including accrued interest, has a fair and carrying value of $49.5 million and

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

$42.7 million and short-term debt securities has a fair and carrying value of $629.5 million and $458.2 million as of March 31, 2009 and December 31, 2008, respectively.

For the three months ended March 31, 2009 and 2008, we recognized $3.6 million and $2.3 million, respectively, in charges for the impairment of available-for-sale securities primarily related to mortgage and asset backed securities that were determined to be other-than-temporary following a decline in value primarily related to adverse market conditions, including less active trading markets, and a change in our investment strategy regarding these assets which no longer provided us with the ability and intent to hold the securities to maturity or until we recovered the cost of our investment.

The proceeds from maturities and sales of marketable securities, excluding strategic investments, which were primarily reinvested, and resulting realized gains and losses were as follows (in millions):

	For the Three Months
	Ended March 31,
	2009	2008

Proceeds from maturities and sales	$1,057.7	$918.0
Realized gains	$5.7	$9.6
Realized losses	$1.4	$4.3

The realized losses for the three months ended March 31, 2009 and 2008, primarily relate to losses on the sale of corporate debt securities and non-agency mortgage-backed securities.

The estimated fair value and amortized cost of securities, excluding strategic investments, available-for-sale by contractual maturity as of March 31, 2009 and December 31, 2008 were as follows (in millions):

	As of March 31, 2009
	Estimated	Amortized
	Fair Value	Cost

Due in one year or less	$637.2	$634.7
Due after one year through five years	939.1	925.7
Due after five years	121.8	118.3

Total	$1,698.1	$1,678.7

	As of December 31, 2008
	Estimated	Amortized
	Fair Value	Cost

Due in one year or less	$714.9	$713.0
Due after one year through five years	733.7	722.0
Due after five years	191.8	189.2

Total	$1,640.4	$1,624.2

Mortgage and other asset backed securities totaled $205.1 million and include $21.9 million of non-agency mortgage backed securities as of March 31, 2009 as compared to total mortgage and other asset backed securities of $306.8 million, which included $66.5 million of non-agency mortgage backed securities as of December 31, 2008. The average maturity of our marketable securities as of March 31, 2009 and December 31, 2008, was 14 months and 13 months, respectively.

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Strategic Investments

We hold investments in equity securities of certain publicly traded companies. For the three months ended March 31, 2009 and 2008, we recognized $0.4 million and $2.7 million, respectively, in charges for the impairment of strategic investments that were deemed to be other-than-temporary. Strategic investments are included in investments and other assets on the accompanying consolidated balance sheet.

Non-Marketable Securities

We hold investments in equity securities of certain privately held biotechnology companies and biotechnology oriented venture capital funds. The cost basis of these securities as of March 31, 2009 and December 31, 2008, was $95.0 million and $64.7 million, respectively. These securities are included in investments and other assets on the accompanying consolidated balance sheet.

For the three months ended March 31, 2009, we recorded $0.4 million in unrealized gains due to increases in the fair value of the investments in venture capital funds and $2.1 million in charges for the impairment of investments in privately held companies or funds that were determined to be other-than-temporary. For the three months ended March 31, 2008, we recognized $3.7 million in impairment losses that were determined to be other-than-temporary. No unrealized gains were recognized during the three months ended March 31, 2008.

Securities Lending

We loaned certain securities from our portfolio to other institutions. Such securities are classified as loaned securities on the accompanying consolidated balance sheet. Collateral for the loaned securities, consisting of cash or other securities is maintained at a rate of approximately 102% of the market value of each loaned security. We held collateral in the amount of $30.0 million as of December 31, 2008. No such loans were outstanding as of March 31, 2009 and accordingly no collateral was held as of March 31, 2009.

The cash collateral was recorded as collateral received for loaned securities on the accompanying consolidated balance sheet.

Forward Contracts and Interest Rate Swaps

Effective January 1, 2009, we implemented Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, or SFAS 161. As a result of adopting this standard we enhanced our disclosures for derivative instruments and hedging activities by providing additional information about our objectives for using derivative instruments, the level of derivative activity we engage in, as well as how derivative instruments and related hedged items affect our financial position and performance. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, the adoption of SFAS 161 did not affect the presentation of our financial position or results of operations.

Forward Contracts

Due to the global nature of our operations, a portion of our revenues are in currencies other than the U.S. dollar. The value of these revenues measured in U.S. dollars is subject to changes in currency exchange rates. In order to mitigate these changes we use forward contracts to lock in exchange rates. We do not engage in currency speculation.

All foreign currency forward contracts in effect as of March 31, 2009 and December 31, 2008 had durations of 1 to 12 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

accumulated other comprehensive income (loss). Realized gains and losses for the effective portion of such contracts are recognized in revenue with the completion of the underlying hedged transaction. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense) at each reporting date.

Foreign currency forward contracts that were entered into to hedge forecasted revenue were as follows (in millions):

	Notional Amount
	As of March 31,	As of December 31,
Foreign Currency	2009	2008

Euro	$368.4	$489.4
Canadian Dollar	27.3	34.1

Total	$395.7	$523.5

The notional settlement amount of the foreign currency forward contracts outstanding as of March 31, 2009 was approximately $395.7 million. The portion of the fair value of these contracts that was included in accumulated other comprehensive income within shareholders’ equity was a $12.8 million loss as of March 31, 2009. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of March 31, 2009, credit risk did not materially change the fair value of our foreign currency forward contracts. The notional settlement amount of the foreign currency forward contracts outstanding as of December 31, 2008 was approximately $523.5 million and the fair value of these contracts was a net unrealized loss of $44.1 million and was included in accumulated other comprehensive income within shareholders’ equity.

During the three months ended March 31, 2009 and 2008, we recognized $2.5 million and $0.7 million in earnings as a loss due to hedge ineffectiveness, respectively in relation to foreign currency forward contracts. We recognized $3.1 million of losses in product revenue for the settlement of certain effective cash flow hedge instruments for the three months ended March 31, 2009 as compared to $7.6 million of losses in product revenue for the three months ended March 31, 2008. These settlements were recorded in the same period as the related forecasted revenue.

Interest Rate Swaps

In connection with the issuance of our Senior Notes in March 2008, we entered into interest rate swaps for an aggregate notional amount of $550.0 million, which were subsequently settled in December 2008. Under the settlement we received $53.9 million. As the interest rate swaps were settled in 2008, no hedge ineffectiveness was recognized for the three months ended March 31, 2009. A net loss of $1.3 million in earnings was recognized for the three months ended March 31, 2008 due to hedge ineffectiveness.

Additionally, upon termination of the swaps, the carrying amount of the 6.875% Senior Notes due in 2018 increased $62.8 million. This amount will be recognized as a reduction of interest expense and amortized using the effective interest rate method over the remaining life of the Senior Notes. During the three months ended March 31, 2009, approximately $1.3 million was recorded as a reduction of interest expense.

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments under Statement of Financial Accounting Standards No. 133,

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, as of March 31, 2009 and December 31, 2008, respectively (in millions):

	Foreign Currency Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
Period	Location	Fair Value	Location	Fair Value

March 31, 2009	Other assets	$2.1	Other liabilities	$15.0
December 31, 2008	Other assets	$1.9	Other liabilities	$46.0

As noted above, the interest rate swaps were settled in December 2008.

The following table summarizes the effect of derivative instruments on the consolidated statements of income for the three months ended March 31, 2009 and 2008 (in millions):

For the Three Months Ended March 31, 2009
Amount
Recognized in
	Other		Amount
	Comprehensive		Reclassified from
	Income on	Income	Accumulated OCI	Income	Amount of
	Derivative	Statement	into Income	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Gain/(Loss)	Location	Recorded
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Foreign currency contracts	$(12.8)	Revenue	$(3.1)	Other income (expense)	$(2.5)

For the Three Months Ended March 31, 2008
Amount
Recognized in
	Other		Amount
	Comprehensive		Reclassified from
	Income on	Income	Accumulated OCI	Income	Amount of
	Derivative	Statement	into Income	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Gain/(Loss)	Location	Recorded
Instrument	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

Foreign currency contracts	$(25.1)	Revenue	$(7.6)	Other income (expense)	$(0.7)
Interest rate swaps	$—	Interest expense	$—	Interest expense	$(1.3)

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

7.	Comprehensive Income

The activity in comprehensive income, net of income taxes, was as follows (in millions):

	For the
	Three Months
	Ended
	March 31,
	2009	2008

Net income	$246.6	$165.8
Translation adjustments	(49.2)	59.1
Unfunded status of pension and post retirement benefit plans	(0.1)	0.2
Unrealized holding gains (losses) on investments, net of tax of $(1.2) million and $(0.2) million, respectively	2.0	(1.5)
Unrealized gains (losses) on derivative instruments, net of tax of $(3.1) million and $6.9 million, respectively	28.1	(11.8)

Comprehensive income	$227.4	$211.8
Comprehensive income attributable to noncontrolling interest	(4.7)	(4.5)

Comprehensive income attributable to Biogen Idec Inc.	$222.7	$207.3

The adoption of SFAS 160 has resulted in the reclassification of amounts previously attributable to minority interest (now referred to as noncontrolling interest) to a separate component of Shareholders’ Equity on the accompanying consolidated balance sheet. Additionally, net income attributable to noncontrolling interests is shown separately from net income in the consolidated statements of income. This reclassification had no effect on our previously reported financial position or results of operations. Refer to Note 1, Business Overview, and Note 11, Other Income (Expense), Net, of this Form 10-Q for additional information on the adoption of SFAS 160.

Prior year amounts related to noncontrolling interest (previously referred to as minority interest) have been reclassified to conform to the current year presentation as required by SFAS 160.

The following table reconciles equity attributable to noncontrolling interest (in millions):

	For the
	Three Months
	Ended
	March 31,
	2009	2008

Noncontrolling interest, January 1	$27.9	$19.7
Net income attributable to noncontrolling interest	2.6	2.7
Translation adjustments	2.1	1.8
Capital contribution	—	0.5

Noncontrolling interest, March 31	$32.6	$24.7

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

8.	Earnings per Share

Basic and diluted earnings per share are calculated as follows (in millions):

	For the
	Three Months
	Ended
	March 31,
	2009	2008

Numerator:
Net income attributable to Biogen Idec Inc.	$244.0	$163.1
Adjustment for net income allocable to preferred stock	(0.4)	(0.3)

Net income used in calculating basic and diluted earnings per share	$243.6	$162.8

Denominator:
Weighted average number of common shares outstanding	287.7	296.2
Effect of dilutive securities:
Stock options and ESPP	0.7	1.9
Time-vested restricted stock units	1.3	1.2
Performance-vested restricted stock units	—	—
Restricted stock awards	—	0.2
Convertible promissory notes	—	—

Dilutive potential common shares	2.0	3.3

Shares used in calculating diluted earnings per share	289.7	299.5

The following amounts were not included in the calculation of net income per share because their effects were anti-dilutive (in millions):

	For the
	Three Months
	Ended
	March 31,
	2009	2008

Numerator:
Net income allocable to preferred stock	$0.4	$0.3

Denominator:
Stock options	7.3	6.1
Time-vested restricted stock units	2.4	1.0
Performance-vested restricted stock units	0.1	—
Convertible preferred stock	0.5	0.5

Total	10.3	7.6

Effective January 1, 2009, we implemented FASB Staff Position (“FSP”) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

unpaid, are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. Our awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore the adoption of this FSP did not have any impact on the presentation of our financial position or results of operations.

9.	Share-Based Payments

Our share-based compensation programs consist of share-based awards granted to employees including stock options, restricted stock, performance-vested restricted stock units as well as our employee stock purchase plan. The fair value of performance-vested restricted stock units is based on the market price of our stock on the date of grant and assumes that the performance criteria will be met and the targeted payout level will be achieved. Compensation expense is adjusted for subsequent changes in the outcome of performance-related conditions until the date results are determined.

Shared-based compensation expense

For the three months ended March 31, 2009 and 2008, share-based compensation expense recorded in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments, or SFAS 123(R), reduced our results of operations as follows (in millions, except per share amounts):

	For the
	Three Months
	Ended
	March 31,
	2009	2008
	Effect on
	Net Income

Income before income taxes	$(37.9)	$(34.5)
Tax effect	11.6	10.8

Net income attributable to Biogen Idec, Inc	$(26.3)	$(23.7)

Basic earnings per share	$(0.09)	$(0.08)
Diluted earnings per share	$(0.09)	$(0.08)

Share-based compensation expense and capitalized share-based costs for the three months ended March 31, 2009 and 2008 were as follows (in millions):

	For the			For the
	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Stock	Restricted Stock		Stock	Restricted Stock
	Options	and Restricted		Options	and Restricted
	& ESPP	Stock Units	Total	& ESPP	Stock Units	Total

Research and development	$2.2	$14.1	$16.3	$2.4	$15.2	$17.6
Selling, general and administrative	4.6	18.6	23.2	3.4	15.3	18.7

Total	$6.8	$32.7	$39.5	$5.8	$30.5	$36.3

Capitalized share-based payment costs			(1.6)			(1.8)

Share-based compensation expense			$37.9			$34.5

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Stock Options

During the three months ended March 31, 2009, approximately 825,000 stock options were granted, of which approximately 775,000 were in connection with our annual awards made in February; the remainder were granted in conjunction with promotions or hiring of employees. During the three months ended March 31, 2008, approximately 1.2 million stock options were granted of which approximately 1.1 million were in connection with our annual awards made in February; the remainder were granted in conjunction with the promotion or hiring of employees and the election of a new non-employee Director. Stock options awarded as part of the annual award in each of February 2009 and 2008 were granted with exercise prices of $49.65 per share and $60.56 per share, respectively, except the grants to our Chief Executive Officer, which were granted with exercise prices of $50.55 per share and $63.24 per share, respectively. For the three months ended March 31, 2009 and 2008, we recorded $5.2 million and $4.8 million, respectively, of share-based compensation expense related to stock options awarded.

The fair values of the stock option grants awarded for the three months ended March 31, 2009 and 2008 were estimated as of the date of grant using a Black-Scholes option valuation model.

	For the
	Three Months
	Ended
	March 31,
	2009	2008

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	39.3%	34.4%
Risk-free interest rate	1.8%	2.4%
Expected option life in years	4.7	5.1
Weighted average per share grant date fair value	$17.72	$20.99

Time-Vested Restricted Stock Units

During the three months ended March 31, 2009, approximately 2.3 million time-vested restricted stock units, or RSUs, were granted, of which approximately 2.1 million were in connection with our annual awards made in February; the remainder were granted in conjunction with promotions or hiring of employees. During the three months ended March 31, 2008, approximately 2.5 million RSUs were granted of which approximately 2.4 million were in connection with our annual awards made in February; the remainder were granted in conjunction with the promotion or hiring of employees and the election of a new non-employee Director. RSUs awarded as part of the annual grant in each of February 2009 and 2008 had grant date fair values of $49.65 per share and $60.56 per share, respectively, except the grants to our Chief Executive Officer, which had grant date fair values of $50.55 per share and $63.24 per share, respectively. For the three months ended March 31, 2009 and 2008, we recorded $31.5 million and $29.2 million, respectively of share-based compensation expense related to these RSUs.

Performance-Vested Restricted Stock Units

During 2007, our Board of Directors awarded a total of 120,000 performance-vested restricted stock units, or PVRSUs, to our President, Research and Development. Vesting of these PVRSUs is subject to certain performance criteria set at the beginning of each of four performance periods, beginning January 1 on each of 2007, 2008, 2009 and 2010. Up to 30,000 PVRSUs are eligible to vest in part or full each year and convert into shares of our common stock subject to attainment of certain performance criteria and Dr. Pickett’s continued employment through the end of the respective performance period; the performance periods end on December 31, 2007, December 31, 2008, December 31, 2009 and September 30, 2010. We apply graded

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

vesting when accounting for the PVRSUs awarded to Dr. Pickett and the fair value will be based on the market price on the date of vesting. As of March 31, 2008, a total of 27,000 shares were issued based upon the attainment of performance criteria set for 2007. As of March 31, 2009, an additional 30,000 shares were issued based on the attainment of performance criteria set for 2008.

During the three months ended March 31, 2009, we granted approximately 307,000 PVRSUs, of which approximately 291,000 were in connection with our annual awards made in February; the remainder were granted in conjunction with promotions or hiring of employees. These PVRSUs are eligible to vest in full or in part and are earned subject to the attainment of certain performance criteria established at the beginning of the performance period; the performance period ends December 31, 2009. Once the earned number of performance-vested awards has been determined, the earned PVRSUs will then vest in three equal increments on (1) the later of the first anniversary of grant or the date of results determination; (2) the second anniversary of grant; and (3) the third anniversary of grant. The vesting of these awards is also subject to the respective employees’ continued employment. We apply graded vesting when accounting for these PVRSUs. Compensation cost is adjusted quarterly for subsequent changes in the outcome of performance-related conditions until the date results are determined.

We account for our awards of PVRSUs in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans, or FIN 28. For the three months ended March 31, 2009 and 2008, we recorded $1.2 million and $0.6 million, respectively, of share-based compensation expense related to PVRSUs.

Employee Stock Purchase Plan

For the three months ended March 31, 2009 and 2008, approximately 0.2 million and 0.1 million shares, respectively, were issued under the employee stock purchase plan, or ESPP. For the three months ended March 31, 2009 and 2008, we recorded approximately $1.6 million and $1.1 million, respectively, of share-based compensation expense related to the ESPP.

10.	Income Taxes

Our effective tax rate was 21.0% for the three months ended March 31, 2009, compared to 33.4% for the comparable period in 2008. The effective tax rate for the three months ended March 31, 2009 was favorably impacted by recently enacted changes in tax law in certain state jurisdictions in which we operate. These changes required us to establish assets for certain tax credits and adjust certain deferred tax liabilities and reserves for uncertain tax positions. The total effect of these changes was a $30.2 million reduction to our income tax expense in the three months ended March 31, 2009.

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Reconciliation between the U.S. federal statutory tax rate and our effective tax rate for the three months ended March 31, 2009 and 2008, respectively, is as follows:

	For the
	Three Months
	Ended
	March 31,
	2009	2008

Statutory rate	35.0%	35.0%
State taxes	(1.1)	2.9
Taxes on foreign earnings	(5.8)	(8.9)
Credits and net operating loss utilization	(9.4)	(1.8)
Fair value adjustment	1.6	3.4
IPR&D	1.1	3.5
Non-deductible items	(1.1)	(0.8)
Other	0.7	0.1

Effective tax rate	21.0%	33.4%

On September 12, 2006, we received a Notice of Assessment from the Massachusetts Department of Revenue for $38.9 million, including penalties and interest, with respect to the 2002 tax year. Subsequently, we filed a petition with the Massachusetts Appellate Tax Board, seeking among other items, abatements of corporate excise tax for the 2001, 2002 and 2003 tax years. We believe that we have meritorious defenses to the proposed adjustment and are vigorously opposing the assessment. We believe that the assessment does not impact the level of liabilities for income tax contingencies. However, there is a possibility that we may not prevail in all of our assertions. If this is resolved unfavorably in the future, it could have a material impact on our results of operations in the period the resolution occurs. We are subject to examinations by the Massachusetts Department of Revenue for additional tax years and, therefore, may be assessed for a similar proposed adjustment to those additional tax years. Refer to Note 13, Litigation, of this Form 10-Q for additional information.

We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. During the second quarter of 2007, the Internal Revenue Service, or IRS, completed its examination of our consolidated federal income tax returns for the fiscal years 2003 and 2004 and issued an assessment. During the first quarter of 2009 the IRS completed an examination of our consolidated federal income tax returns for fiscal years 2005 and 2006 and issued an assessment. Our level of liabilities for income tax contingencies approximate those amounts for items agreed to with the IRS; we are appealing several other items. If this is resolved unfavorably in the future, the outcome could have an impact on our results of operations in the period the resolution occurs.

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

11.	Other Income (Expense), Net

Total other income (expense), net, consists of the following (in millions):

	For the
	Three Months
	Ended
	March 31,
	2009	2008

Interest income	$14.8	$22.9
Interest expense	(9.9)	(15.7)
Impairments of investments	(6.1)	(8.7)
Other, net	8.0	4.6

Total other income (expense), net	$6.8	$3.1

For the three months ended March 31, 2009, the principal components of other, net included a net gain on foreign currency of $3.0 million and $4.3 million in net realized gains on marketable securities.

For the three months ended March 31, 2008, the principal components of other, net included losses on foreign currency of $1.7 million and the write down of a loan of $1.1 million, offset by a net realized gain on marketable securities of $3.0 million and a VAT refund of $3.8 million.

Prior year amounts related to noncontrolling interest (minority interest), historically reflected as a component of other income (expense), net, have been reclassified to conform to current year presentation as required by SFAS 160. The adoption of SFAS 160 has resulted in the reclassification of amounts previously reported as minority interest, totaling $2.7 million, being shown separately from net income in the accompanying consolidated statement of income. This reclassification did not impact our previously reported financial position or results of operations. Refer to Note 1, Business Overview, and Note 7, Comprehensive Income, of this Form 10-Q for additional information on the adoption of SFAS 160.

12.	Collaborations

In connection with our business strategy, we have entered into various collaboration agreements which provide us with rights to develop, produce and market products using certain know-how, technology and patent rights maintained by our collaborative partners. Terms of the various collaboration agreements may require us to make milestone payments upon the achievement of certain product research and development objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration.

Effective this quarter, we implemented EITF No. 07-01, Accounting for Collaborative Arrangements, or EITF 07-01, which prescribes that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. In accordance with EITF 07-01, we evaluated our collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to and from our collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due from our collaborative partners related to development activities are generally reflected as a reduction of research and development expense because the performance of contract development services is not central to our operations. For collaborations with commercialized products, if we are the principal, as defined in EITF No. 99-19, Reporting Revenue as a Principal versus Net as an Agent, or EITF 99-19, we record revenue and the corresponding operating costs in their respective line items within our statement of income. If we are not the principal, we record operating costs as a reduction of revenue. EITF 99-19 describes the principal as the

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

party who is responsible for delivering the product or service to the customer, has latitude with establishing price, and has the risks and rewards of providing product or service to the customer, including inventory and credit risk. The adoption of EITF 07-01 did not affect our financial position or results of operations, however it resulted in enhanced disclosures for our collaboration activities.

Genentech

We have a collaboration agreement with Genentech Inc., or Genentech, a wholly-owned subsidiary of Roche Holdings, Inc. Our collaboration with Genentech was created and operates by agreement rather than through a joint venture or other legal entity. Our rights under the terms of our amended and restated collaboration agreement with Genentech include co-exclusive rights to develop, commercialize and market RITUXAN in the U.S. and Canada with Genentech. Genentech has the exclusive right to develop, commercialize and market RITUXAN in the rest of the world. We have assigned our rights to develop, commercialize and market RITUXAN in Canada to F. Hoffman-La Roche Ltd., or Roche. Genentech shares a portion of the pretax U.S. co-promotion profits with us and Roche shares a portion of the pretax Canadian co-promotion profits of RITUXAN with us.

Under the terms of separate sublicense agreements between Genentech and Roche, Roche is responsible for commercialization of RITUXAN outside the U.S., except in Japan where RITUXAN is co-promoted by Zenyaku Kogyo Co. Ltd., or Zenyaku, and Chugai Pharmaceuticals Co. Ltd., or Chugai, an affiliate of Roche. There is no direct contractual arrangement between us, Zenyaku or Chugai.

Under the collaboration, Genentech is responsible for the primary support functions for the commercialization of RITUXAN in the U.S. including selling and marketing, customer service, order entry, distribution, shipping, billing and other administrative support. Genentech is also responsible for worldwide manufacturing of RITUXAN and incurs the majority of continuing development costs for RITUXAN. In the U.S., we contribute limited resources to selling and the continued development of RITUXAN. Our collaboration agreement with Genentech provides Genentech with the right to present an offer to buy the rights to RITUXAN in the event that we undergo a change of control as defined.

Revenues from unconsolidated joint business consists of (1) our share of pretax co-promotion profits in the U.S.; (2) reimbursement of selling and development expenses in the U.S.; and (3) revenue on sales of RITUXAN outside the U.S., which consist of our share of pretax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada by Roche, Zenyaku and Chugai. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling, and marketing expenses, and joint development expenses incurred by Genentech, Roche and us. We record our royalty and co-promotion profits revenue on sales of RITUXAN outside the U.S. on a cash basis.

Revenues from unconsolidated joint business consist of the following (in millions):

	For the Three
	Months Ended
	March 31,
	2009	2008

Co-promotion profits in the U.S.	$179.5	$158.0
Reimbursement of selling and development expenses in the U.S.	15.0	12.7
Revenue on sales of RITUXAN outside the U.S.	84.3	76.5

Total unconsolidated joint business	$278.8	$247.2

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Under the collaboration agreement, our current pretax co-promotion profit-sharing formula, which resets annually, is as follows:

Biogen Idec’s
Share of
Co-promotion
Co-promotion Operating Profits	Profits

First $50 million	30%
Greater than $50 million	40%

In 2009 and 2008, the 40% threshold was met during the first quarter.

Under the collaboration agreement, we have the right to participate with Genentech in the development and commercialization of any anti-CD20 product acquired or developed by Genentech, which we refer to as a New Anti-CD20 Product, as well as the right to participate with Genentech in the development and commercialization of any anti-CD20 product that Genentech licenses from a third party, which we refer to as a Third Party Anti-CD20 Product. Under the terms of the collaboration agreement there are different rights and obligations that apply depending on whether an anti-CD20 product is a New Anti-CD20 Product or a Third Party Anti-CD20 Product. Currently, there is only one New Anti-CD20 Product, ocrelizumab, and only one Third Party Anti-CD20 Product, GA101. Our agreement with Genentech provides that the successful development and commercialization of the first New Anti-CD20 Product will decrease our percentage of co-promotion profits of the collaboration and that we will participate in Third Party Anti-CD20 Products on similar financial terms as for ocrelizumab.

For each calendar year or portion thereof following the approval date of the first New Anti-CD20 Product, the pretax co-promotion profit-sharing formula for RITUXAN and New Anti-CD20 Products sold by us and Genentech will change as follows.

		Biogen Idec’s
		Share of
	First New Anti-CD20 Product U.S.	Co-promotion
Co-promotion Operating Profits	Gross Product Sates	Profits

First $50 million(1)	N/A	30%
Greater than $50 million	Until such sales exceed $150 million in any calendar year(2)	38%
	Or
	After such sales exceed $150 million in any calendar year until such sales exceed $350 million in any calendar year(3)	35%
	Or
	After such sales exceed $350 million in any calendar year(4)	30%

(1)	not applicable in the calendar year the first New Anti-CD20 Product is approved if $50 million in co-promotion operating profits has already been achieved in such calendar year through sales of RITUXAN.

(2)	if we are recording our share of RITUXAN co-promotion profits at 40%, upon the approval date of the first New Anti-CD20 Product, our share of co-promotion profits for RITUXAN and the New Anti-CD20 Product will be immediately reduced to 38% following the approval dale of the first New Anti-CD20 Product until the $150 million in first New Anti-CD20 Product sales level is achieved.

(3)	if $150 million in first New Anti-CD20 Product sales is achieved in the same calendar year the first New Anti-CD20 Product receives approval, then the 35% co-promotion profit-sharing rate will not be effective until January 1 of the following calendar year. Once the $150 million in first New Anti-CD20 Product

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

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

Currently, we record our share of 30% of the expenses incurred by the collaboration for the development of New Anti-CD20 Products in research and development expense in our consolidated statement of income until such time as a New Anti-CD20 Product is approved, at which time we will record future such expenses as a reduction of our share of pretax co-promotion profits related to the New Anti-CD20 Product in revenues from unconsolidated joint business. For the three months ended March 31, 2009 and 2008, we incurred $15.0 and $11.9 million, respectively, in selling and development expense related to new Anti-CD20 products. Reimbursement to Genentech for our share of these costs occurs through the net amount of U.S. co-promotion profit remitted to us.

Elan

We have a collaboration agreement with Elan to collaborate in the development, manufacture and commercialization of TYSABRI. Under the terms of the agreement, we manufacture TYSABRI and collaborate with Elan on the product’s marketing, commercial distribution and on-going development activities. The collaboration with Elan is designed to effect an equal sharing of profits and losses generated by the activities of the collaboration between Elan and us. Under the agreement, however, once sales of TYSABRI exceeded specific thresholds, Elan was required to make milestone payments to us in order to continue sharing equally in the collaboration’s results. In order to maintain the current collaboration profit sharing split, Elan paid us $75.0 million in the third quarter of 2008 and $50.0 million in the first quarter of 2009, respectively. We have recorded these amounts as deferred revenue upon receipt and are recognizing the entire $125.0 million as product revenue in our consolidated statement of income over the term of the collaboration agreement based on a units of revenue method whereby the revenue recognized is based on the ratio of units shipped in the current period over the total units expected to be shipped over the remaining term of the collaboration. No additional milestone payments are required under the agreement to maintain the current profit sharing split. Our collaboration agreement with Elan provides Elan or us with the option to buy the rights to TYSABRI in the event that the other company were to undergo a change of control as defined.

In the U.S., Elan and we co-market TYSABRI, with us primarily responsible for marketing TYSABRI for multiple sclerosis, or MS, and Elan primarily responsible for marketing TYSABRI for Crohn’s disease. We sell TYSABRI to Elan who sells the product to third party distributors. In accordance with EITF 99-19, we are not the principal for such third party sales. Our sales price to Elan in the U.S. is set prior to the beginning of each quarterly period to effect an approximate equal sharing of the gross margin between Elan and us. We recognize revenue for U.S. sales of TYSABRI upon Elan’s shipment of the product to the third party distributors. We incur manufacturing and distribution costs, research and development expenses, commercial expenses and general and administrative expenses. We record these expenses to their respective line items within our statement of income when they are incurred. Research and development and sales and marketing expenses are shared with Elan and the reimbursement of these expenses is recorded as reductions of the respective expense categories. For the three months ended March 31, 2009 and 2008, we recorded $7.4 million

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

and $5.3 million, respectively, as reductions of research and development expense for reimbursements from Elan. In addition, we recorded $12.7 million and $9.0 million, respectively, as reductions of selling, general and administrative expense for reimbursements from Elan.

Outside the U.S., or rest of world, we are responsible for distributing TYSABRI to customers and are primarily responsible for all operating activities. As a result, in accordance with EITF 99-19 we are the principal for third party sales. Generally, we recognize revenue for sales of TYSABRI in rest of world at the time of product delivery to our customers. Payments are made to Elan for their share of rest of world net operating profits to effect an equal sharing of collaboration operating profit. These payments include the reimbursement of our portion of third-party royalties that Elan pays on behalf of the collaboration, relating to rest of world sales. These amounts are reflected in the collaboration profit sharing line in our consolidated statement of income. For the three months ended March 31, 2009 and 2008, $42.8 million and $21.4 million was reflected in the collaboration profit sharing line for our collaboration with Elan. As sales of TYSABRI outside the U.S. increase, our collaboration profit sharing expense is expected to increase.

Neurimmune

We have a collaboration agreement with Neurimmune SubOne AG, or Neurimmune, a subsidiary of Neurimmune Therapeutics AG, for the development and commercialization of antibodies for the treatment of Alzheimer’s disease. The royalty term under the agreement for sales in each country will be no less than 12 years from the first commercial sale of product using such compound in such country. Neurimmune will conduct research to identify potential therapeutic antibodies and we will be responsible for the development, manufacturing and commercialization of all products. Under the terms of the agreement, we may pay up to an additional $362.5 million in milestone payments, as well as a royalty on sales of any resulting commercial products.

We have determined that we are the primary beneficiary of Neurimmune under FIN 46(R). As such, we consolidate the results of Neurimmune. The assets and liabilities of Neurimmune are not significant as it is a research and development organization.

We incurred research and development expense of $5.0 million and $8.0 million for the three months ended March 31, 2009 and 2008, respectively, related to milestone payments. We reimburse Neurimmune for all research and development costs incurred in support of the collaboration. For the three months ended March 31, 2009 and 2008, the collaboration incurred $1.8 million and $1.2 million, respectively, which was reflected in research and development expense in our statement of income.

Since inception of the collaboration excluding an upfront payment of $2.0 million and milestone payments of $15.5 million, we have spent an additional $8.1 million to develop the lead compound. We may incur up to an additional $300.0 million to develop the lead compound.

Cardiokine

We have a collaboration agreement with Cardiokine Biopharma LLC, or Cardiokine, a subsidiary of Cardiokine Inc., for the joint development of Lixivaptan, an oral compound for the potential treatment of hyponatremia in patients with congestive heart failure. The royalty term under the agreement for sales in each country will be no less than 10 years from the first commercial sale of a Lixivaptan product in such country. If successful, we will be responsible for certain development activities, manufacturing and global commercialization of Lixivaptan, and Cardiokine has an option for limited co-promotion in the U.S. Under the terms of the agreement, we may pay up to an additional $170.0 million in development milestone payments as well as royalties on commercial sales.

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

We have determined that we are the primary beneficiary under FIN 46(R). As such, we consolidate the results of Cardiokine. The assets and liabilities of Cardiokine are not significant as it is a research and development organization.

We reimburse Cardiokine for 90% of research and development costs in support of the collaboration. For the three months ended March 31, 2009 and 2008, the collaboration incurred $13.7 million and $8.7 million, respectively, which was reflected in research and development expense in our consolidated statement of income. We have allocated $1.4 million and $0.9 million to net income attributable to noncontrolling interest, net of tax, for the amount of research and development expense retained by the noncontrolling interest holders.

Since inception of the agreement excluding an upfront payment of $50.0 million, we have incurred $74.7 million to develop Lixivaptan. We may incur up to an additional $400.0 million to develop Lixivaptan for all indications under development.

Biovitrum

We have a collaboration agreement with Biovitrum AB, or Biovitrum, to jointly develop and commercialize Factor VIII and Factor IX for the treatment of hemophilia. Under the agreement, development and commercialization costs and profits are shared equally. We have commercial rights to North America and Biovitrum has commercial rights to Europe. All other territories are to be managed by a third party with us and Biovitrum sharing equally in the operating results. Under the agreement, Biovitrum may pay us up to an additional $19.5 million in milestone payments.

For the three months ended March 31, 2009 and 2008, in total, the Factor VIII and Factor IX programs incurred $12.9 million and $9.7 million, respectively. Amounts due from Biovitrum have been recorded as a reduction of research and development expense. As such, we reflected $6.4 million and $4.9 million in research and development expense in our consolidated statement of income for the three months ended March 31, 2009 and 2008, respectively.

Since inception of the agreement, we have incurred $34.6 million to develop Factor VIII and Factor IX for the treatment of hemophilia. We may incur up to an additional $60.0 million to develop Factor VIII and Factor IX for this indication.

Mondo

We have a collaboration agreement with MondoGen, or Mondo, a subsidiary of MondoBiotech AG, to develop and commercialize Aviptadil, a clinical compound for the treatment of pulmonary arterial hypertension, or PAH. Under the agreement, we are responsible for manufacturing, development, and commercialization of the compound and could incur up to $30.0 million in milestones payments for successful development and commercialization of the program in the U.S. and Europe, as well as royalty payments on commercial sales. In February 2009, the parties revised the agreement to clarify that our development funding obligation should not exceed $13.3 million, inclusive of amounts incurred for the three months ended March 31, 2009 and December 31, 2008, if we decide not to pursue the collaboration beyond 2009.

We have determined that we are the primary beneficiary under FIN 46(R). As such, we consolidate the results of Mondo. The assets and liabilities of Mondo are not significant as it is a research and development organization.

For the three months ended March 31, 2009 and 2008, the collaboration incurred $3.1 million and $5.5 million, respectively, which was reflected in research and development expense in our consolidated statement of income. Since inception of the agreement excluding an upfront payment of $7.5 million, we have incurred $33.0 million to develop Aviptadil in PAH.

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

UCB

We have a collaboration agreement with UCB, S.A., or UCB, aimed at advancing the development and commercialization of an oral alpha4 integrin, or VLA-4, antagonist for MS. Under the agreement, we will lead commercialization in the United States and Canada and UCB will lead commercialization in Europe and Japan. Under the terms of the agreement, we may pay up to an additional $239.3 million in milestone payments upon achievement of development and commercial milestone. We share development expenses with UCB based on the development phase. For Phase II development, we are responsible for 80% of the expenses. For the first half of expected Phase III development expenses, we will be responsible for 60% of the expenses. Expenses for the second half of Phase III development will be split equally between us and UCB. All commercialization costs and profits will be shared equally.

For the three months ended March 31, 2009 and 2008, the collaboration incurred $8.8 million and $7.0 million, respectively. Our share of the collaboration expenses were $5.8 million and $4.6 million, respectively, which is reflected in research and development expense in our consolidated statement of income.

Since inception of the agreement excluding an upfront payment of $30.0 million, we have incurred $55.9 million to develop an oral VLA-4 inhibitor for MS. We may incur up to an additional $450.0 million to develop the compound for this indication.

Facet Biotech

We have a collaboration agreement with Facet Biotech, or Facet, aimed at advancing the development and commercialization of Daclizumab in MS and Volociximab in solid tumors. Daclizumab is a humanized monoclonal antibody that binds to the IL-2 receptor on activated T cells. Volociximab is an anti-angiogenic chimeric antibody directed against alpha5 beta1 integrin, or VLA5. Under the agreement, development and commercialization costs and profits are shared equally. We may incur up to an additional $660.0 million of payments upon achievement of development and commercial milestones. For the three months ended March 31, 2009 and 2008, the collaboration incurred approximately $8.2 million and $19.3 million, respectively. As a result, we reflected $4.1 million and $9.7 million, respectively, in research and development expense in our consolidated statement of income.

Since inception of the collaboration excluding an upfront payment of $40.0 million and milestone payments of $10.0 million, we have incurred $45.3 million and $59.1 million to develop Daclizumab and Volociximab, respectively. We may incur up to an additional $400.0 million and $250.0 million, respectively, to develop Daclizumab and Volociximab in these indications.

Vernalis

We have a collaboration agreement with Vernalis plc, or Vernalis, aimed at advancing the development and commercialization of an adenosine A2a receptor antagonist for treatment of Parkinson’s disease. Under the agreement, we received exclusive worldwide rights to develop and commercialize the compound. We are responsible for funding all development costs and may incur up to an additional $85.0 million of milestone payments upon achievement of certain objectives, as well as royalties on commercial sales.

For the three months ended March 31, 2009 and 2008, we incurred $4.3 million and $3.5 million, respectively, which is reflected in research and development expense in our consolidated statement of income. Since inception of the collaboration excluding an upfront payment of $10.0 million and a milestone payment of $3.0 million, we have incurred $59.1 million to develop a compound for treatment of Parkinson’s disease. We may incur up to an additional $350.0 million to develop the compound in this indication.

13.	Litigation

Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in some cases, Biogen Idec Inc., was named as a defendant in lawsuits filed by the City of New York and numerous Counties of the State of New York. All of the cases —

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

except for cases filed by the County of Erie, County of Oswego and County of Schenectady, or the Three County Actions — are the subject of a Consolidated Complaint, first filed on June 15, 2005 in the U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456, or the MDL proceedings. The complaints allege that the defendants (i) fraudulently reported the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement, or the Covered Drugs; (ii) marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; (iii) provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and (iv) overcharged Medicaid for illegally inflated Covered Drugs reimbursements. Among other things, the complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, the amended Consolidated Complaint alleges that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements, and excluded from their reporting certain discounts and other rebates that would have reduced the “best price.” With respect to the MDL proceedings, some of the plaintiffs’ claims were dismissed, and the parties, including Biogen Idec, began a mediation of the outstanding claims on July 1, 2008. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” in any of these cases, and do not express an opinion at this time as to their likely outcome or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to each of these complaints and are vigorously defending against them.

Along with several other major pharmaceutical and biotechnology companies, we were also named as a defendant in a lawsuit filed by the Attorney General of Arizona in the Superior Court of the State of Arizona and transferred to the MDL proceedings. The complaint, as amended on March 13, 2007, was brought on behalf of Arizona consumers and other payors for drugs, and alleges that the defendants violated the state consumer fraud statute by fraudulently reporting the Average Wholesale Price for certain drugs covered by various private and public insurance mechanisms and by marketing these drugs to providers based on the providers’ ability to collect inflated payments from third-party payors. On February 11, 2009, the Attorney General of Arizona voluntarily dismissed all claims against Biogen Idec.

On June 17, 2006, Biogen Idec filed a Demand for Arbitration against Genentech, Inc. with the American Arbitration Association, or the AAA, which Demand was amended on December 5, 2006 and on January 29, 2008. In the Demand, Biogen Idec alleged that Genentech breached the parties’ Amended and Restated Collaboration Agreement dated June 19, 2003, or the Collaboration Agreement, by failing to honor Biogen Idec’s contractual right to participate in strategic decisions affecting the parties’ joint development and commercialization of certain pharmaceutical products, including humanized anti-CD20 antibodies. Genentech filed an Answering Statement in response to Biogen Idec’s Demand in which Genentech denied that it had breached the Collaboration Agreement and alleged that Biogen Idec had breached the Collaboration Agreement. In its Answering Statement, filed in 2006, Genentech also asserted for the first time that the November 2003 transaction in which Idec Pharmaceuticals acquired Biogen and became Biogen Idec was a change of control under the Collaboration Agreement, a position with which we disagree strongly. It is our position that the Biogen Idec merger did not constitute a change of control under the Collaboration Agreement and that, even if it did, Genentech’s rights under the change of control provision, which must be asserted within ninety (90) days of the change of control event, have long since expired. The hearing has concluded and we anticipate a decision in mid-2009. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote,” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to Genentech’s allegations.

On September 12, 2006, the Massachusetts Department of Revenue, or the DOR, issued a notice of assessment against Biogen Idec MA, Inc. for $38.9 million of corporate excise tax with respect to the 2002 tax year, which includes associated interest and penalties. On December 6, 2006, we filed an abatement

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

application with the DOR, seeking abatements for 2001, 2002 and 2003 tax years. The abatement application was denied on July 24, 2007. On July 25, 2007, we filed a petition with the Massachusetts Appellate Tax Board, seeking, among other items, abatements of corporate excise tax for 2001, 2002 and 2003 tax years and adjustments in certain credits and credit carryforwards for 2001, 2002 and 2003 tax years. Issues before the Board include the computation of Biogen Idec MA’s sales factor for 2001, 2002 and 2003 tax years, computation of Biogen Idec MA’s research credits for those same years, and the availability of deductions for certain expenses and partnership flow-through items. We anticipate that the trial will take place in 2010. We intend to contest this matter vigorously.

On October 4, 2004, Genentech, Inc. received a subpoena from the U.S. Department of Justice requesting documents related to the promotion of RITUXAN. We market RITUXAN in the U.S. in collaboration with Genentech. Genentech has disclosed that it is cooperating with the associated investigation, and that it has been advised the investigation is civil in nature. We are cooperating with the U.S. Department of Justice in its investigation of Genentech. The potential outcome of this matter and its impact on us cannot be determined at this time.

In January 2008, the European Commission, or the EC, began an industry-wide antitrust inquiry into competitive conditions within the pharmaceutical sector. As part of the inquiry, the EC requested information from approximately 100 companies, including Biogen Idec. The EC published a preliminary report in November 2008 and has announced that it expects to publish a final report in the spring of 2009. The potential outcome of this matter and its impact on us cannot be determined at this time.

On October 27, 2008, Sanofi-Aventis Deutschland GmbH, or Sanofi, filed suit against Genentech and Biogen Idec in federal court in Texas (E.D. Tex.) claiming that Rituxan and certain other Genentech products infringe U.S. Patents 5,849,522, or the ‘522 patent, and 6,218,140, or the ‘140 patent. Sanofi seeks preliminary and permanent injunctions, compensatory and exemplary damages, and other relief. On October 27, 2008, Genentech and Biogen Idec filed a complaint against Sanofi, Sanofi-Aventis U.S. LLC, and Sanofi-Aventis U.S. Inc. in federal court in California (N.D. Cal.) seeking a declaratory judgment that Rituxan and other Genentech products do not infringe the ‘522 patent or the ‘140 patent, and a declaratory judgment that those patents are invalid. In addition, on October 24, 2008, Hoechst GmbH filed with the ICC International Court of Arbitration (Paris) a request for arbitration against Genentech, relating to a terminated agreement between Hoechst’s predecessor and Genentech that pertained to the above-referenced patents and related patents outside the U.S. Hoechst is seeking payment of royalties on sales of Genentech products, damages for breach of contract, and other relief. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote,” and do not express an opinion at this time as to the likely outcome of the matters or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses and intend vigorously to defend against the allegations against us.

In addition, we are involved in product liability claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial conditions.

14.	Segment Information

We operate in one business segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care and therefore, our chief operating decision-maker manages the operation of the Company as a single operating segment.

BIOGEN IDEC INC. AND SUBSIDIARES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

15.	New Accounting Pronouncements

Effective January 1, 2009, we implemented Statement of Financial Accounting Standards No. 141(R), Business Combination, SFAS 141(R). This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. Due to the fact that SFAS 141(R) is applicable to future acquisitions completed after January 1, 2009 and we did not have any business combinations this quarter, the adoption of SFAS 141(R) did not have an impact on our consolidated financial statements. SFAS 141(R) amended Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109, and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. Previously, SFAS 109 and FIN 48, respectively, generally required post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions to be recorded as an increase or decrease to goodwill. SFAS 141(R) does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether the business combination was accounted for under SFAS 141 or SFAS 141(R), will be recognized in current period income tax expense.

On May 5, 2008, Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162, was issued. This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. The adoption of this standard will not impact the presentation of our financial position or results of operations.

Recently Issued Accounting Standards

In April 2009, the FASB issued the following new accounting standards:

i.)	FASB Staff Position FAS 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed, or FSP FAS 157-4; FSP FAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

ii.)	FASB Staff Position FAS 115-2, FAS 124-2, and EITF 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments, or FSP FAS 115-2, FAS 124-2, and EITF 99-20-2; and FSP FAS 115-2, FAS 124-2, and EITF 99-20-2 provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to more effectively communicate when an other-than-temporary impairment event has occurred. This FSP applies to debt securities.

iii.)	FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1 and APB 28-1. FSP FAS 107-1 and APB 28-1, amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

These standards are effective for periods ending after June 15, 2009. We are evaluating the impact that these standards will have on our financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

In addition to historical information, this report contains forward-looking statements that are based on our current beliefs and expectations. These statements involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. These forward-looking statements do not relate strictly to historical or current facts and they may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “target,” “may,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding the anticipated level and mix of future product sales, royalty revenues, milestone payments, expenses, contractual obligations, the value of our portfolio of marketable securities, the development and marketing of additional products, the impact of competitive products, the incidence or anticipated outcome of pending or anticipated litigation, patent-related proceedings, tax assessments and other legal proceedings, our effective tax rate for future periods, our collaborations, our ability to finance our operations and meet our manufacturing needs and the source of funding for such activities, the completion and use of our manufacturing facility in Hillerød, Denmark, our share repurchase program, and our plans to spend additional capital on external business development and research opportunities. Risk factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed in the section entitled “Risk Factors” in Part II of this report and elsewhere in this report. Forward-looking statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated). Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes beginning on page 3 of this quarterly report on Form 10-Q.

Executive Summary

Biogen Idec Inc. (“Biogen Idec,” “we,” “us” or “the Company”) is a global biotechnology company that creates new standards of care in therapeutic areas with high unmet medical needs.

We currently have four marketed products:

•	AVONEX® (interferon beta-1a);

•	RITUXAN® (rituximab);

•	TYSABRI® (natalizumab); and,

•	FUMADERM® (dimethylfumarate and monoethylfumarate salts).

Results for the first three months of 2009 included total revenue of $1,036.5 million, net income attributable to Biogen Idec Inc. of $244.0 million and diluted net income per share of $0.84. The 2009 first quarter revenues increased 10.0% over the same period in 2008. The diluted net income per share represents a 55.6% increase over the same period in 2008. These results were primarily driven by the continued growth of TYSABRI revenue to $165.2 million in the quarter, a 3.6% increase in AVONEX revenues to $555.3 million, a 12.8% increase in RITUXAN revenues from our unconsolidated joint business arrangement totaling $278.8 million, and a 21.7% decrease in income tax expense, partially offset by a 5.1% increase in total costs and expenses.

During the first quarter of 2009, Biogen Idec recognized revenue of $165.2 million related to TYSABRI. This amount represents an increase of 44.0% as compared to the same period in 2008 and is comprised of $53.0 million related to product sold through Elan in the U.S. and $112.2 million related to product sold outside the U.S., or the rest of world. This growth is primarily due to an overall increase in the number of patients using TYSABRI in both the United States and in our rest of world markets. Pursuant to our collaboration agreement with Elan, Elan paid us a $50.0 million milestone payment during the first quarter of

2009 in order to maintain the current collaboration profit sharing split, which is further discussed below under Results of Operations.

U.S. Sales of AVONEX increased 10.2% to $340.0 million during the three months ended March 31, 2009 as compared to the same period in 2008. This increase was primarily due to price increases partially offset by a decrease in patient demand. The increase in U.S. sales was partially offset by a 5.4% decrease in international sales, primarily resulting from the negative impact of exchange rates.

As described below under Results of Operations, we record our share of the pretax co-promotion profits from our joint business arrangement related to sales of RITUXAN. Net sales of RITUXAN to third-party customers in the U.S. for the three months ended March 31, 2009 totaled $641.6 million, which resulted in $179.5 million of co-promotion profits recognized as unconsolidated joint business revenue. In addition, we achieved a 10.2% increase in royalty revenues on sales of RITUXAN outside of the U.S. These increases were primarily due to increased unit sales resulting from continued growth for treatment of B-cell NHL and chronic lymphocytic leukemia (an unapproved and unpromoted use of RITUXAN) and increased unit sales for the treatment of rheumatoid arthritis.

The effect of the 10.0% increase in total revenue was partially offset by a 5.1% increase in total costs and expenses. Research and development expense increased $21.3, million or 8.2,% primarily due to the continued advancement of several of our late stage programs. Selling, general and administrative expense increased $6.0 million, or 2.8,% as a result of increased census costs and personnel to support the AVONEX business and support TYSABRI growth. The increases in research and development and selling, general and administrative expenses were partially offset by a 2.7% decrease in cost of sales and 10.6% reduction in costs associated with amortization of acquired intangible assets and acquired in-process research and development. The reduction in income tax expense is more fully described within Note 10, Income Taxes, in “Notes to Consolidated Financial Statements” of this Form 10-Q.

Results of Operations

Revenues

Revenues were as follows (in millions):

	For the Three Months Ended March 31,
	2009		2008

Product revenues
United States	$393.0	38.0%	$350.0	37.2%
Rest of world	340.4	32.8%	315.1	33.4%

Total product revenues	$733.4	70.8%	$665.1	70.6%
Unconsolidated joint business	278.8	26.9%	247.2	26.2%
Other revenues	24.3	2.3%	29.9	3.2%

Total revenues	$1,036.5	100.0%	$942.2	100.0%

Product Revenues

Product revenues were as follows (in millions):

	For the Three Months Ended March 31,
	2009		2008

AVONEX	$555.3	75.8%	$536.1	80.6%
TYSABRI	165.2	22.5%	114.7	17.2%
FUMADERM	10.6	1.4%	11.7	1.8%
Other	2.3	0.3%	2.6	0.4%

Total product revenues	$733.4	100.0%	$665.1	100.0%

Cost of Sales, excluding Amortization of Intangible Assets

Costs of sales, excluding amortization of intangible assets were as follows (in millions):

	For the Three Months Ended March 31,
	2009		2008

Cost of product revenues	$97.0	98.8%	$99.7	98.8%
Cost of other revenues	1.2	1.2%	1.2	1.2%

Cost of sales, excluding amortization of intangible assets	$98.2	100%	$100.9	100.0%

Cost of product revenues decreased $2.7 million to $97.0 million for the three months ended March 31, 2009 as compared to the same period in 2008. This decrease was primarily the result of a decrease in royalty payments partially offset by higher sales volume resulting in an increase in cost of product revenues and an increase in write-offs relative to unmarketable inventory.

During the three months ended March 31, 2009 and 2008, we have written-down $9.4 million and $4.4 million, respectively, in unmarketable inventory, which was charged to cost of sales.

AVONEX

Revenues from AVONEX were as follows (in millions):

	For the Three Months Ended March 31,
	2009		2008

AVONEX
United States	$340.0	61.2%	$308.4	57.5%
Rest of world	215.3	38.8%	227.7	42.5%

Total AVONEX revenues	$555.3	100.0%	$536.1	100.0%

For the three months ended March 31, 2009, compared to the three months ended March 31, 2008, U.S. sales of AVONEX increased $31.6 million, or 10.2%, due primarily to price increases partially offset by a decrease in patient demand.

For the three months ended March 31, 2009, compared to the three months ended March 31, 2008, rest of world sales of AVONEX decreased $12.4 million, or 5.4%, primarily due to the negative impact of exchange rates offset by price increases.

We expect to face increasing competition in the multiple sclerosis, or MS, marketplace in both the U.S. and rest of world from existing and new MS treatments, including TYSABRI and our other pipeline products, which may have a continued negative impact on the unit sales of AVONEX. We expect future unit sales of AVONEX to be dependent to a large extent on our ability to compete successfully with the products of our competitors.

TYSABRI

Revenues from TYSABRI were as follows (in millions):

	For the Three Months Ended March 31,
	2009		2008

TYSABRI
United States	$53.0	32.1%	$41.3	36.0%
Rest of world	112.2	67.9%	73.4	64.0%

Total TYSABRI revenues	$165.2	100.0%	$114.7	100.0%

In August 2000, we entered into a collaboration agreement with Elan Pharma International, Ltd, or Elan, an affiliate of Elan Corporation, plc, to collaborate in the development, manufacture and commercialization of

ANTEGREN® (natalizumab), a humanized monoclonal antibody. The drug has since been renamed TYSABRI. Under the terms of the agreement with Elan, we manufacture TYSABRI and collaborate with Elan on the product’s marketing, commercial distribution and on-going development activities.

In the U.S., Elan and we co-market TYSABRI, with us primarily responsible for marketing TYSABRI for MS and Elan primarily responsible for marketing TYSABRI for Crohn’s disease. We sell TYSABRI to Elan who sells the product to third party distributors. Our sales price to Elan in the U.S. is set prior to the beginning of each quarterly period to effect an approximate equal sharing of the gross margin between Elan and us. We recognize revenue for U.S. sales of TYSABRI upon Elan’s shipment of the product to the third party distributors. We incur manufacturing and distribution costs, research and development expenses, commercial expenses and general and administrative expenses. We record these expenses to their respective line items within our consolidated statement of income when they are incurred. Research and development and sales and marketing expenses are shared with Elan and the reimbursement of these expenses is recorded as reductions of the respective expense categories.

In the rest of world, we are responsible for distributing TYSABRI to customers and are primarily responsible for all operating activities. We recognize revenue for sales of TYSABRI in rest of world at the time of product delivery to our customers. Payments are made to Elan for their share of rest of world net operating profits to effect an equal sharing of collaboration operating profit. These payments include the reimbursement of our portion of third-party royalties that Elan pays on behalf of the collaboration, relating to rest of world sales. These amounts are reflected in the collaboration profit sharing line in our consolidated statement of income. As sales of TYSABRI outside the U.S. increase, our collaboration profit sharing expense is expected to increase.

For the three months ended March 31, 2009, compared to the three months ended March 31, 2008, U.S. sales of TYSABRI increased $11.7 million, or 28.3%. These increases are primarily due to an increase in patients using TYSABRI in the U.S.

For the three months ended March 31, 2009, compared to the three months ended March 31, 2008, rest of world sales of TYSABRI increased $38.8 million, or 52.9%. These increases are primarily due to an increase in the number of patients using TYSABRI offset by the negative impact of exchange rates.

Net sales of TYSABRI from our collaboration partner, Elan, to third-party customers in the U.S. for the three months ended March 31, 2009 and 2008 were $116.0 million and $86.3 million, respectively.

Since the reintroduction of TYSABRI in the U.S. and the introduction of TYSABRI in the rest of world in July 2006, we have disclosed six cases of progressive multifocal leukoencephalopathy, or PML, a known side effect, in patients taking TYSABRI in the post marketing setting. These patients were the only confirmed cases of PML reported to us during this period. We continue to monitor the growth of TYSABRI unit sales in light of these results and we continue to develop protocols to potentially mitigate the risk and outcome of PML in patients being treated with TYSABRI. We believe that the reported cases of PML have negatively impacted the growth of TYSABRI in both the U.S. and rest of world.

Pursuant to our collaboration agreement with Elan, Elan paid us $75.0 million in 2008 and $50.0 million in 2009, respectively, representing milestone payments made in order to maintain the current collaboration profit sharing split. We have recorded these amounts as deferred revenue upon receipt and are recognizing the entire $125.0 million as product revenue in our consolidated statement of income over the term of our collaboration with Elan based on a units of revenue method whereby the revenue recognized is based on the ratio of units shipped in the current period over the total units expected to be shipped over the remaining term of the collaboration. As of March 31, 2009, we have recognized $2.9 million of these milestones as revenue, of which $1.4 million was recognized during the current period.

Unconsolidated Joint Business Revenue

We have a collaboration with Genentech Inc., or Genentech, a wholly-owned subsidiary of Roche Holdings, Inc., that was created and operates by agreement rather than through a joint venture or other legal entity. Our rights under the terms of our amended and restated collaboration agreement with Genentech include co-exclusive rights to develop, commercialize and market RITUXAN in the U.S. and Canada with Genentech. Genentech has the exclusive right to develop, commercialize and market RITUXAN in the rest of the world. We have assigned our rights to develop, commercialize and market RITUXAN in Canada to F. Hoffman-La Roche Ltd., or Roche. Genentech shares a portion of the pretax U.S. co-promotion profits with us and Roche shares a portion of the pretax Canadian co-promotion profits of RITUXAN with us.

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

Revenues from unconsolidated joint business consists of (1) our share of pretax co-promotion profits in the U.S.; (2) reimbursement of selling and development expense in the U.S.; and (3) revenue on sales of RITUXAN outside the U.S., which consist of our share of pretax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada by Roche, Zenyaku and Chugai. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling, and marketing expenses, and joint development expenses incurred by Genentech, Roche and us.

Revenues from unconsolidated joint business consist of the following (in millions):

	For the
	Three Months
	Ended
	March 31,
	2009	2008

Co-promotion profits in the U.S.	$179.5	$158.0
Reimbursement of selling and development expenses in the U.S.	15.0	12.7
Revenue on sales of RITUXAN outside the U.S.	84.3	76.5

Total unconsolidated joint business	$278.8	$247.2

Co-promotion profits in the U.S. consist of the following (in millions):

	For the
	Three Months
	Ended
	March 31,
	2009	2008

Product revenues, net	$641.6	$604.6
Costs and expenses	180.3	197.2

Co-promotion profits in the U.S.	$461.3	$407.4

Biogen Idec Inc.’s share of co-promotion profits in the U.S.	$179.5	$158.0

Net sales of RITUXAN to third-party customers in the U.S. recorded by Genentech for the three months ended March 31, 2009 were $641.6 million compared to $604.6 million in the three months ended March 31, 2008. The increase in sales to third-party customers was primarily due to increased unit sales resulting from continued growth for treatment of B-cell NHL and chronic lymphocytic leukemia (an unapproved and unpromoted use of RITUXAN), increased unit sales for the treatment of rheumatoid arthritis, or RA, and price increases of RITUXAN.

Total collaboration costs and expenses decreased $16.9 million or approximately 8.6%. This change was primarily the result of additional costs incurred during the three months ended March 31, 2008 associated with the development of RITUXAN in RA.

Selling and development expenses incurred by us in the U.S. and reimbursed by Genentech were $15.0 million and $12.7 million for the three months ended March 31, 2009 and 2008, respectively. This increase was primarily due to increased sales and marketing costs.

Revenue on sales of RITUXAN outside the U.S. consists of our share of co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside of the U.S. and Canada. Our royalty revenue on sales of RITUXAN is based on Roche, Zenyaku and Chugai’s net sales to third-party customers. We record our royalty revenue and co-promotion profit revenue on sales of RITUXAN outside the U.S. on a cash basis. Revenues on sales of RITUXAN outside the U.S. for the three months ended March 31, 2009 and 2008 were $84.3 million and $76.5 million, respectively. The increase was due to several factors, including increased market penetration.

The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. For the majority of European countries, the first commercial sale of RITUXAN occurred in the second half of 1998. Therefore, we expect a significant decrease in royalty revenues on sales of RITUXAN outside the U.S. and Canada beginning in the latter half of 2009. Specifically, the royalty period with respect to sales in France, Spain, Germany and the United Kingdom will expire in 2009. As a result, royalty revenue is expected to be in the range of $250.0 million to $290.0 million in 2009. The royalty period with respect to sales in Italy will expire in 2010. The royalty period with respect to sales in other countries will expire through 2012.

Under the amended and restated collaboration agreement, our current pretax co-promotion profit-sharing formula, which resets annually, is as follows:

Biogen Idec’s
Share of
Copromotion
Co-promotion Operating Profits	Profits

First $50 million	30%
Greater than $50 million	40%

In 2009 and 2008, the 40% threshold was met during the first quarter.

Under the collaboration agreement, we have the right to participate with Genentech in the development and commercialization of any anti-CD20 product acquired or developed by Genentech, which we refer to as a New Anti-CD20 Product, as well as the right to participate with Genentech in the development and commercialization of any anti-CD20 product that Genentech licenses from a third party, which we refer to as a Third Party Anti-CD20 Product. Under the terms of the collaboration agreement there are different rights and obligations that apply depending on whether an anti-CD20 product is a New Anti-CD20 Product or a Third Party Anti-CD20 Product. Currently, there is only one New Anti-CD20 Product, ocrelizumab, and only one Third Party Anti-CD20 Product, GA101. Our agreement with Genentech provides that the successful development and commercialization of the first New Anti-CD20 Product will decrease our percentage of co-promotion profits of the collaboration and that we will participate in Third Party Anti-CD20 Products on similar financial terms as for ocrelizumab.

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

Other Revenues

Other revenues for the three months ended March 31, 2009 and 2008 were as follows (in millions):

	For the Three Months Ended March 31,
	2009		2008

Royalty revenues	$24.1	99.2%	$24.0	80.3%
Corporate partner revenues	0.2	0.8%	5.9	19.7%

Total other revenues	$24.3	100.0%	$29.9	100.0%

Royalty Revenues

For the three months ended March 31, 2009 compared to 2008, royalty revenue remained essentially unchanged.

We receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control. Our royalty revenues on sales of RITUXAN outside the U.S. are included in revenues from unconsolidated joint business in the accompanying consolidated statements of income. Our royalty revenues are dependent upon sales of licensed products which could vary significantly due to competition, manufacturing difficulties and other factors, including the timing and extent of major events such as new indication approvals or government sponsored programs. In addition, the expiration or invalidation of any underlying patents could reduce or eliminate the royalty revenues derived from such patents.

Our most significant source of royalty revenue is derived from sales of ANGIOMAX® (bivalirudin) by The Medicines Company, or TMC. TMC sells ANGIOMAX in the U.S., Europe, Canada and Latin America for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty.

Royalty revenues related to the sales of ANGIOMAX are recognized in an amount equal to the level of net sales achieved during a calendar year multiplied by the royalty rate in effect under our royalty agreement with TMC. The royalty rate increases based upon the level of total net sales earned in any calendar year, and the increased rate is to be applied retroactively to the first dollar of net sales achieved during the year. This formula has the effect of increasing the amount of royalty revenue to be recognized in periods subsequent to the first period of each calendar year in which increased royalty revenues were recognized. Accordingly, an adjustment is recorded in the period upon which a change in royalty rate has been achieved.

Under the terms of the royalty agreement, TMC is obligated to pay us royalties earned, on a country-by-country basis, until the later of (1) twelve years from the date of the first commercial sale of ANGIOMAX in such country and (2) the date upon which the product is no longer covered by a patent in such country. The annual royalty rate is reduced by a specified percentage in any country where the product is no longer covered by a patent and has been reduced to a certain volume-based market share. TMC began selling ANGIOMAX in the U.S. in January 2001. The principal U.S. patent that covers ANGIOMAX expires in March 2010. We expect a significant decrease in royalty revenues beginning in 2010.

Corporate Partner Revenues

Corporate partner revenues consist of contract revenues and license fees.

Costs and Expenses

Research and Development Expenses

Research and development expenses totaled $279.5 million and $258.2 million for the three months ended March 31, 2009 and 2008, respectively. As discussed within Note 12, Collaborations, in “Notes to the Consolidated Financial Statements”, Genentech incurs the majority of continuing development costs for RITUXAN. Expenses incurred by Genentech in the development of RITUXAN are not recorded as research and development expense but rather reduce our share of co-promotion profits recorded as a component of unconsolidated joint business revenue.

Excluding our RITUXAN product candidates, we had 7 product candidates in registration stage development as of March 31, 2009 as compared to 6 product candidates as of March 31, 2008. Costs associated with registration stage clinical trials are, in most cases, more significant than those incurred in earlier stages of our pipeline; accordingly, the $21.3 million dollar increase in research and development expense compared to the prior year was primarily related to the continued advancement of several of our registration stage programs, as well as the LINGO program which recently transitioned into development. These increased costs were partially offset by a reduction in spending associated with the recent announcement that the trial of baminercept in RA did not meet its primary endpoint in Phase 2.

We expect that research and development expense will continue to increase in 2009 primarily due to greater investment in our registration stage clinical pipeline.

The following table provides a summary of our registrational trial product candidates as of March 31, 2009 and March 31, 2008:

		As of	As of
Product	Indication	March 31, 2009	March 31, 2008

BG-12	Relapsing MS	✓	✓

Anti-CD80 MAb(galiximab)	Relapsed NHL	✓	✓

Anti-CD23 MAb (lumiliximab)	Relapsed CLL	✓	✓

RITUXAN	CLL	✓	✓
	Lupus nephritis		✓
	Systemic Lupus Erythematosus		✓
	Primary-progressive MS		✓

Humanized Anti-CD20 MAb (ocrelizumab)	RA	✓	✓
	Lupus nephritis	✓	✓

Lixivaptan	Hyponatremia, commonly seen in acute decompensated heart failure	✓	✓

ADENTRI®	Acute decompensated heart failure with renal insufficiency	✓

In-Process Research and Development (IPR&D)

We did not record a charge related to in-process research and development, or IPR&D, during the three months ended March 31, 2009. During the three months ended March 31, 2008, we recorded an IPR&D charge of $25.0 million related to a HSP90-related milestone payment made to the former shareholders of Conforma pursuant to our acquisition of Conforma in 2006.

Selling, General and Administrative Expenses

Selling, general and administrative expenses totaled $221.8 million and $215.8 million for the three months ended March 31, 2009 and 2008, respectively.

For the three months ended March 31, 2009 compared to 2008, selling, general and administrative expenses increased $6.0 million or 2.8% primarily as a result of increased census costs and personnel to support the AVONEX business and support TYSABRI growth. The increased costs were partially offset by the positive impact of exchange rates. We do not anticipate a significant increase in total selling, general, and administrative expenses during 2009 as compared to the amount incurred in 2008.

Collaboration Profit Sharing

Payments are made to Elan for their share of rest of world net operating profits to effect an equal sharing of collaboration operating profit. These payments include the reimbursement of our portion of third-party royalties that Elan pays on behalf of the collaboration, relating to sales outside of the U.S. These amounts are reflected in the collaboration profit sharing line in our consolidated statement of income. As sales of Tysabri outside the U.S. increase, our collaboration profit sharing expense will increase.

For the three months ended March 31, 2009 and 2008, the collaboration profit sharing was $42.8 million and $21.4 million, respectively. The increase for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was due to the growth in TYSABRI sales outside the U.S. and the resulting growth in the third-party royalties Elan paid on behalf of the collaboration. Included in our collaboration profit sharing expense were $8.1 million and $5.3 million related to the reimbursement of Elan’s royalty payments for the three months ended March 31, 2009 and 2008, respectively,

Amortization of Intangible Assets

Amortization of intangible assets totaled $89.2 million and $74.8 million for the three months ended March 31, 2009 and 2008, respectively. These changes are primarily due to the changes in the estimate of the future revenue of AVONEX, which serves as the basis for the calculation of economic consumption for core technology intangible asset that occurred as part of our annual reassessment of amortization expense in the third quarter of 2008. The change in the estimate of the future revenue of AVONEX is attributable to the expected impact of competitor products in future periods, including commercialization of our own internal pipeline product candidates.

Income Tax Provision

Tax Rate

Our effective tax rate was 21.0% for the three months ended March 31, 2009, compared to 33.4% for the comparable period in 2008. The effective tax rate for the three months ended March 31, 2009 was favorably impacted by recently enacted changes in tax law in certain state jurisdictions in which we operate. These changes required us to establish assets for certain tax credits and adjust certain deferred tax liabilities and reserves for uncertain tax positions. The total effect of these changes was a $30.2 million reduction to our income tax expense in the three months ended March 31, 2009.

We expect our effective tax rate for the full-year ending December 31, 2009 to be in a range of 32% to 34%, which considers an approximate 1% reduction due to the recently enacted changes in tax law referred to above. Refer to Note 10, Income Taxes, in “Notes to Consolidated Financial Statements” for a detailed income tax rate reconciliation for the three months ended March 31, 2009 and 2008.

Other Income (Expense), Net

Total other income (expense), net, consists of the following (in millions):

	For the
	Three Months
	Ended
	March 31,
	2009	2008

Interest income	$14.8	$22.9
Interest expense	(9.9)	(15.7)
Impairments of investments and other assets	(6.1)	(8.7)
Other, net	8.0	4.6

Total other income (expense), net	$6.8	$3.1

Interest Income

For the three months ended March 31, 2009 compared to March 31, 2008, interest income decreased $8.1 million, or 35.4%, primarily due to lower yields on cash, cash equivalents and marketable securities.

Interest Expense

For the three months ended March 31, 2009 compared to March 31, 2008, interest expense decreased $5.8 million, or 36.9%, primarily due to a decreased average debt balance in 2009 as compared to 2008.

As discussed in Note 6, Financial Instruments, in the “Notes to Consolidated Financial Statements”, the carrying amount of the 6.875% Senior Notes increased $62.8 million upon the termination of certain interest rate swaps in December 2008. This amount will be amortized over the remaining life of the Senior Notes using the effective interest rate method and is recognized as a reduction of interest expense. During the three months ended March 31, 2009, approximately $1.3 million was recorded as a reduction of interest expense.

Impairment on Investments

For the three months ended March 31, 2009 compared to the three months ended March 31, 2008 impairment on investments decreased $2.6 million or approximately 29.9%.

For the three months ended March 31, 2009 and 2008, we recognized $3.6 million and $2.3 million, respectively, in charges for the impairment of available-for-sale securities primarily related to mortgage and asset backed securities that were determined to be other-than-temporary following a decline in value primarily related to adverse market conditions, including less active trading markets, and a change in our investment strategy regarding these assets which no longer provided us with the ability and intent to hold the securities to maturity or until we recovered the cost of our investment.

For the three months ended March 31, 2009 and 2008, we recognized $2.5 million and $6.4 million, respectively, in charges for the impairment of strategic investments and investments in privately held companies or funds that were determined to be other-than-temporary.

Financial Condition and Liquidity

Our financial condition is summarized as follows (in millions):

	As of	As of
	March 31,	December 31,
	2009	2008

Cash and cash equivalents	$764.1	$622.4
Marketable securities and loaned securities — current and non-current:
Total cash, cash equivalents and marketable securities (including loaned securities)	$1,698.1	$1,640.4

	$2,462.2	$2,262.8

Working capital	$1,672.9	$1,534.8
Outstanding borrowings — current and non-current	$1,109.4	$1,113.1

Our cash, cash equivalents and marketable securities as of March 31, 2009, are relatively consistent with the balances as of December 31, 2008. However, there were several significant cash flow activities including $57.6 million used to fund share repurchases and $32.0 million used to fund strategic investments, offset by cash generated from operations of $300.8 million.

Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and U.S. government instruments and other interest bearing marketable debt instruments in accordance with our investment policy. We mitigate credit risk in our cash reserves by maintaining a well diversified portfolio that limits the amount of investment exposure as to institution, maturity and investment type. However, the value of these securities may be adversely affected by the instability of the global financial markets which could adversely impact our financial position and our overall liquidity.

As noted in Note 5, Fair Value Measurements, in “Notes to Consolidated Financial Statements,” a majority of our financial assets and liabilities have been classified as Level 2. The fair values of our foreign currency forward contracts, interest rate swaps, debt instruments and plan assets for deferred compensation are based on market inputs and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, other industry, and economic events. We validate the prices provided by our third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, and analyzing pricing data in certain instances.

Our venture capital investments are the only assets where we used unobservable, or Level 3, inputs to determine the fair value. The underlying assets in these investments are initially measured at transaction prices and subsequently valued using the pricing of recent financing and/or by reviewing the underlying economic fundamentals and liquidation value of the companies. Venture capital investments represented approximately 0.3% of total assets as of March 31, 2009 and December 31, 2008.

While we believe the valuation methodologies are appropriate, the use of valuation methodologies is highly judgmental and changes in methodologies can have a material impact on the values of these assets, our financial position, and overall liquidity. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2009 or December 31, 2008, respectively. Refer to Part II, Item 1A of this Form 10-Q, “Risk Factors,” for further discussion of the impact of changes in interest rates on these investments.

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

Refer to Part II, Item 1A; “Risk Factors” of this Form 10-Q for risk factors that could negatively impact our cash position and ability to fund future operations.

Working capital

As of March 31, 2009, our working capital, which we define as current assets less current liabilities, was $1,672.9 million, compared to $1,534.8 million as of December 31, 2008, an increase of $138.1 million. This primarily reflects the reduction of current liabilities by $120.0 million driven by a $105.2 million reduction in balances attributable to accrued expenses and other.

Operating activities

Cash provided by operating activities is primarily driven by our net income, adjusted for non-cash items and changes in working capital. We expect cash provided from operating activities will continue to be our primary source of funds to finance operating needs and capital expenditures over the foreseeable future. Cash provided by operations was $300.8 million and $367.0 million for the three months ended March 31, 2009 and 2008, respectively. The decrease is primarily due to the payment of certain items that had been included in accrued expenses and other current liabilities.

Investing activities

Cash used in investing activities for the three months ended March 31, 2009 was $91.7 million, compared to cash provided by investing activities of $449.6 million for the three months ended March 31, 2008. This decrease is primarily due to an increase in purchases of marketable securities during the first quarter of 2009, as compared to the same period in 2008, partially offset by a reduction in purchases of property, plant and equipment. Purchases of property, plant and equipment decreased from $86.0 million in the three months ended March 31, 2008 to $37.0 million during the three months ended March 31, 2009. This decrease is primarily attributed to reduced capital expenditures as our Denmark manufacturing facility and certain other manufacturing upgrades near completion.

Financing activities

Cash used in financing activities for the three months ended March 31, 2009 was $66.9 million compared to $787.5 million for the three months ended March 31, 2008. The decrease was due, principally, to the repayment of our term loan facility of $1.5 billion in 2008, and a reduction in the amounts of our common stock repurchased as compared to the same period in 2008.

Borrowings

Notes payable consists of the following (in millions):

	As of	As of
	March 31,	December 31,
	2009	2008

Current portion:
Note payable to Fumedica	$10.6	$10.9
Credit line from Dompé	15.9	16.8

	$26.5	$27.7

Non-current portion:
6.000% Senior Notes due 2013	$449.6	$449.6
6.875% Senior Notes due 2018	607.0	608.2
Note payable to Fumedica	26.3	27.6

	$1,082.9	$1,085.4

On March 4, 2008, we issued $450.0 million aggregate principal amount of 6.0% Senior Notes due March 1, 2013 and $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 for proceeds of $986.9 million, net of issuance costs.

Additionally, in connection with the note issuance, we entered into interest rate swaps which were terminated in December 2008 and are further described in Note 6, Financial Instruments, in “Notes to Consolidated Financial Statements”.

In June 2007, we entered into a five-year $400.0 million Senior Unsecured Revolving Credit Facility, which we may use for future working capital and general corporate purposes. The bankruptcy of Lehman Brothers Holdings Inc. has eliminated their $40.0 million commitment, thereby reducing the availability of the credit facility to $360.0 million. As of March 31, 2009 and December 31, 2008 we were in compliance with these covenants and there were no borrowings under this credit facility.

Share Repurchase Program

In October 2006, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. We utilize this program to stabilize the number of common shares outstanding and will from time to time purchase shares on the open market. During the three months ended March 31, 2009 and 2008, we repurchased approximately 1.2 million and 4.0 million shares of our common stock for $57.6 million and $240.1 million, respectively. As of March 31, 2009, we have up to 6.0 million shares available for repurchase under this program.

Contractual Obligations and Off-Balance Sheet Arrangements

As of March 31, 2009, we have funding commitments of up to approximately $28.4 million as part of our investment in biotechnology oriented venture capital investments. In addition, based on our development plans as of March 31, 2009, we have committed to make potential future milestone payments to third-parties of up to $1,425.2 million as part of our various collaborations including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory and/or commercial milestones. Because the achievement of these milestones had not occurred as of March 31, 2009, such contingencies have not been recorded in our financial statements. We expect to make approximately $70.0 million of milestone payments in 2009.

As of March 31, 2009, we have several clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations, or CROs. The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of $44.1 million recorded in accrued expenses on our consolidated balance sheet for work done by CROs as of March 31, 2009. We have approximately $296.3 million in cancellable future commitments based on existing CRO contracts as of March 31, 2009.

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

As of March 31, 2009, we have approximately $131.9 million of long-term liabilities associated with uncertain tax positions.

Commitments

During 2008, we completed the first phase of our large-scale biologic manufacturing facility in Hillerød, Denmark, which included partial completion of a bulk manufacturing component, a labeling and packaging component, construction of a warehouse and installation of major equipment. We are proceeding with the second phase of the project, including the completion of the large scale bulk manufacturing component. As of March 31, 2009, we had contractual commitments of approximately $7.3 million related to the second phase. This second phase of the project is expected to be ready for commercial production in 2010.

The timing of the completion and anticipated licensing of the bulk manufacturing facility is in part dependent upon the demand for our current and future products and the manufacturing capacity from our other facilities. See “Risk Factors — We may not achieve our desired return on our significant investment in a manufacturing facility currently under development.”

Legal Matters

Refer to Note 13, Litigation, in “Notes to Consolidated Financial Statements”, for a discussion of legal matters as of March 31, 2009.

New Accounting Standards

Refer to Note 15, New Accounting Pronouncements, in “Notes to Consolidated Financial Statements”, for a discussion of new accounting standards.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements in accordance with generally accepted accounting principles requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition and related allowances, marketable securities, derivatives and hedging activities, inventory, impairments of long-lived assets, including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, valuation of long-lived assets and investments, research and development, contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of the Company’s critical accounting estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2008. In response to the instability in the global financial markets, we have regularly reviewed our marketable securities holdings and reduced investments deemed to have increased risk. Apart from such adjustments to our investment portfolio, there have been no material changes in the first three months of 2009 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act) as of March 31, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 13, Litigation, in “Notes to Consolidated Financial Statements” in Part I of this quarterly report on Form 10-Q, which is incorporated into this item by reference.

Item 1A.	Risk Factors

We are substantially dependent on revenues from our two principal products.

Our current and future revenues depend substantially upon continued sales of our two principal products, AVONEX and RITUXAN, which represented approximately 81% of our total revenues during the first quarter of 2009. Any significant negative developments relating to these two products, such as safety or efficacy issues, the introduction or greater acceptance of competing products or adverse regulatory or legislative developments, would have a material adverse effect on our results of operations. Although we have developed and continue to develop additional products for commercial introduction, we expect to be substantially dependent on sales from these two products for many years. A decline in sales from either of these two products would adversely affect our business.

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

Achievement of anticipated sales growth of TYSABRI will depend upon its acceptance by the medical community and patients, which cannot be certain given the significant restrictions on use and the significant safety warnings in the label. Since the reintroduction of TYSABRI in the United States and its introduction in the European Union, or E.U., in July 2006, we have disclosed six cases of progressive multifocal leukoencephalopathy, or PML, a known side effect, in patients taking TYSABRI. The occurrence of additional cases of PML or the occurrence of other side effects could harm acceptance and limit TYSABRI sales or result in a withdrawal of TYSABRI from the market. Additional regulatory restrictions on the use of TYSABRI and safety-related labeling changes, whether as a result of additional cases of PML or otherwise, may significantly reduce expected revenues and require significant expense and management time to address the associated legal and regulatory issues, including enhanced risk management programs. A significant reduction in the acceptance of TYSABRI by the medical community or patients would materially and adversely affect our growth and our plans for the future.

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

Even after we receive marketing approval for a product, adverse event reports may have a negative impact on our commercialization efforts. Later discovery of safety issues with our products that were not known at the time of their approval by the Food and Drug Administration, or FDA, could cause product liability events, additional regulatory scrutiny and requirements for additional labeling, withdrawal of products from the market and the imposition of fines or criminal penalties. Any of these actions could result in, among other things, material write-offs of inventory and impairments of intangible assets, goodwill and fixed assets. In addition, the reporting of adverse safety events involving our products and public rumors about such events could cause our stock price to decline or experience periods of volatility.

If we fail to compete effectively, our business and market position would suffer.

The biotechnology and pharmaceutical industry is intensely competitive. We compete in the marketing and sale of our products, the development of new products and processes, the acquisition of rights to new products with commercial potential and the hiring and retention of personnel. We compete with biotechnology and pharmaceutical companies that have a greater number of products on the market and in the product pipeline, greater financial and other resources and other technological or competitive advantages. We cannot be certain that one or more of our competitors will not receive patent protection that dominates, blocks or adversely affects our product development or business, will not benefit from significantly greater sales and marketing capabilities, or will not develop products that are accepted more widely than ours. The introduction of alternatives to our products that offer advantages in efficacy, safety or ease of use could negatively affect our revenues and reduce the value of our product development efforts. In addition, potential governmental action in the future could provide a means for competition from developers of follow-on biologics, which could compete on price and differentiation with products that we now or could in the future market.

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

In the United States, at both the federal and state levels, the government regularly proposes legislation to reform healthcare and its cost, and such proposals have received increasing political attention. In the last few years, there have been a number of legislative changes that have affected the reimbursement for our products.

The Deficit Reduction Act of 2005 made significant changes to the Medicaid prescription drug provisions of the Social Security Act, including changes that impose the monthly reporting of price information and that may have an impact on the Medicaid rebates we pay. In addition, states may more aggressively seek Medicaid rebates as a result of legislation enacted in 2006, which rebate activity could adversely affect our results of operations.

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

We encounter similar regulatory and legislative issues in most other countries. In the E.U. and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. This international system of price regulations may lead to inconsistent prices. Within the E.U. and in other countries, the availability of our products in some markets at lower prices undermines our sales in some markets with higher prices. Additionally, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets. This may create the opportunity for the third party cross border trade previously mentioned or influence our decision to sell or not to sell the product thus affecting our geographic expansion plans.

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

The enactment in the U.S. of the Deficit Reduction Act of 2005, possible legislation which could ease the entry of competing follow-on biologics in the marketplace, and importation of lower-cost competing drugs from other jurisdictions are examples of changes and possible changes in laws that could adversely affect our business. In addition, the Food and Drug Administration Amendments Act of 2007 included new authorization for the FDA to require post-market safety monitoring, along with a clinical trials registry, and expanded authority for FDA to impose civil monetary penalties on companies that fail to meet certain commitments.

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

We maintain a significant portfolio of marketable securities. Our earnings may be adversely affected by changes in the value of this portfolio. In particular, the value of our investments may be adversely affected by increases in interest rates, downgrades in the corporate bonds and other securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the mortgage and asset-backed securities included in our portfolio, and by other factors which may result in other than temporary declines in value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate risks within our marketable securities portfolio with the assistance of our investment advisors by investing in high quality securities and continuously monitoring the overall risk profile of our portfolio, the value of our investments may nevertheless decline.

We may not achieve our desired return on our significant investment in a manufacturing facility currently under development.

We are in the final stages of completing a large-scale biologic manufacturing facility in Hillerød, Denmark. We have already made a significant investment in this project and we may incur substantial additional costs to make this facility ready for production.

Although the facility may be completed in 2010, we could experience delays in the completion or licensing of the facility. In addition, lower than expected demand for our current or future products or an increase in our manufacturing capacity from other facilities may result in over capacity. If any of these events occur, we would likely recognize an impairment in the value of the facility, which could have a material adverse effect on our results of operations.

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

We have filed numerous patent applications in the United States and various other countries seeking protection of inventions originating from our research and development, including a number of our processes and products. Patents have been issued on many of these applications. We have also obtained rights to various patents and patent applications under licenses with third parties, which provide for the payment of royalties by us. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the United States and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. Our patents may not afford us substantial protection or commercial benefit. Similarly, our pending patent applications or patent applications licensed from third parties may not ultimately be granted as patents and we may not prevail if patents that have been issued to us are challenged in court. In addition, pending legislation to reform the patent system and court decisions or patent office regulations that place additional restrictions on patent claims or that facilitate patent challenges could also reduce our ability to protect our intellectual property rights. If we cannot prevent others from exploiting our inventions, we will not derive the benefit from them that we currently expect.

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

There has been, and we expect that there may continue to be, significant litigation in the industry regarding patents and other intellectual property rights. Litigation and administrative proceedings concerning patents and other intellectual property rights may be protracted, expensive and distracting to management. Competitors may sue us as a way of delaying the introduction of our products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners, may be costly and time consuming and could harm our business. We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights, or, conversely, hinder our ability to manufacture and market our products.

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

We are subject from time to time to lawsuits based on product liability and related claims. We cannot predict with certainty the eventual outcome of any pending or future litigation. We may not be successful in defending ourselves in the litigation and, as a result, our business could be materially harmed. These lawsuits may result in large judgments or settlements against us, any of which could have a negative effect on our financial condition and business if in excess of our insurance coverage. Additionally, lawsuits can be expensive to defend, whether or not they have merit, and the defense of these actions may divert the attention of our management and other resources that would otherwise be engaged in managing our business.

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

As of March 31, 2009, we had $1,109.4 million of outstanding indebtedness, and we may incur additional debt in the future. Our level of indebtedness could have adverse consequences to our business. For example, it could:

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

Several factors might discourage a takeover attempt that could be viewed as beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example:

•	we are subject to Section 203 of the Delaware General Corporation Law, which provides that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in Section 203;

•	our board of directors has the authority to issue, without a vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of common stock;

•	our collaboration agreement with Elan provides Elan with the option to buy the rights to TYSABRI in the event that we undergo a change of control, which may limit our attractiveness to potential acquirers;

•	our amended and restated collaboration agreement with Genentech provides that, in the event we undergo a change of control, within 90 days Genentech may present an offer to us to purchase our rights to RITUXAN. In an arbitration proceeding brought by Biogen Idec relating to the collaboration agreement, Genentech alleged that the November 2003 transaction in which Idec Pharmaceuticals acquired Biogen and became Biogen Idec constituted such a change of control, an assertion with which we strongly disagree. It is our position that the Biogen Idec merger did not constitute a change of control under our agreement with Genentech and that, even if it did, Genentech’s rights under the change of control provision have long since expired. If the arbitrators decide this issue in favor of Genentech, or if a change of control were to occur in the future and Genentech were to present an offer for the RITUXAN rights, we must either accept Genentech’s offer or purchase Genentech’s rights to RITUXAN on the same terms as its offer. If Genentech presents such an offer, then they will be deemed concurrently to have exercised a right, in exchange for a royalty on net sales in the U.S. of any anti-CD20 product acquired or developed by Genentech or any anti-CD20 product that Genentech licenses from a third party that is developed under the agreement, to purchase our interest in each such product;

•	our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year; and

•	advance notice is required for nomination of candidates for election as a director and for proposals to be brought before an annual meeting of stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

A summary of issuer repurchase activity for the three months ended March 31, 2009 is as follows:

Issuer Purchases of Equity Securities

			Total Number of	Number of Shares
			Shares Purchased	That May Yet Be
	Total Number of	Average Price Paid	as Part of Publicly	Purchased Under Our
	Shares Purchased	per Share	Announced Program	Program
Period	(#)	($)	(#)(a)	(#)(a)

Jan-09	1,222,500	$47.12	14,000,000	6,000,000

Total(a)	1,222,500	$47.12	14,000,000	6,000,000

(a)	On October 13, 2006 the Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock will provide us with authorized shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program does not have an expiration date. We publicly announced the repurchase program in our press release dated October 31, 2006, which was furnished to the SEC as Exhibit 99.1 of our Current Report on Form 8-K filed on October 31, 2006.

Item 6.	Exhibits

The exhibits listed on the Exhibit Index immediately preceding such exhibits, which is incorporated herein by reference, are filed or furnished as part of this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOGEN IDEC INC.

/s/ Paul J. Clancy
Paul J. Clancy
Executive Vice President and Chief
Financial Officer

April 17, 2009

EXHIBIT INDEX

Exhibit
Number*		Description of Exhibit

4.1		Amendment No. 2 to Amended and Restated Rights Agreement between Biogen Idec and Mellon Investor Services LLC dated as of January 22, 2009. Filed as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.1+	Amendment No. 1 to Credit Agreement among Biogen Idec, Bank of America, N.A. as administrative agent, and the other lenders party thereto dated as of March 5, 2009.
31	.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Unless otherwise indicated, exhibits were previously filed with the Securities and Exchange Commission under Commission File Number 0-19311 and are incorporated herein by reference.

+	Filed herewith

++	Furnished herewith