Form 10-Q
period 2009-06-30
BIOGEN IDEC INC.
filed 2009-07-17
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

The number of shares of the registrant’s Common Stock, $0.0005 par value, outstanding as of July 13, 2009, was 288,855,922 shares.

BIOGEN IDEC INC.

FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2009

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Statements of Income — For the Three and Six Months Ended June 30, 2009 and 2008	3
	Consolidated Balance Sheets — As of June 30, 2009 and December 31, 2008	4
	Consolidated Statements of Cash Flows — For the Six Months Ended June 30, 2009 and 2008	5
	Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 4.	Controls and Procedures	58

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	59
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 4.	Submission of Matters to a Vote of Security Holders	69
Item 6.	Exhibits	70
Signatures		71
Ex-3.1 Second Amended and Restated Bylaws, as amended.
Ex-10.1 Consulting Agreement between Eidetica Biopharma GmBH and Hans Peter Hasler dated April 30, 2009.
Ex-10.2 Director Agreement between Biogen Idec International B.V. and Hans Peter Hasler dated April 30, 2009.
Ex-10.3 Annual Retainer Summary for Board of Directors
Ex-31.1 Section 302 Certification of the Chief Executive Officer
Ex-31.2 Section 302 Certification of the Chief Financial Officer
Ex-32.1 Section 906 Certification of the Chief Executive Officer and the Chief Financial Officer
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Revenues:
Product	$790,970	$684,486	$1,524,378	$1,349,556
Unconsolidated joint business	275,570	278,822	554,388	526,045
Other revenues	26,749	30,136	51,008	60,029

Total revenues	1,093,289	993,444	2,129,774	1,935,630

Costs and expenses:
Cost of sales, excluding amortization of acquired intangible assets	90,721	92,401	188,918	193,335
Research and development	416,453	252,259	695,931	510,491
Selling, general and administrative	220,829	245,689	442,660	461,518
Collaboration profit sharing	49,138	33,429	91,911	54,835
Amortization of acquired intangible assets	93,234	72,869	182,482	147,650
Acquired in-process research and development	—	—	—	25,000

Total costs and expenses	870,375	696,647	1,601,902	1,392,829

Income from operations	222,914	296,797	527,872	542,801
Other income (expense), net	14,680	(4,018)	21,526	(938)

Income before income tax expense	237,594	292,779	549,398	541,863
Income tax expense	92,709	84,706	157,934	167,983

Net income	144,885	208,073	391,464	373,880
Net income attributable to noncontrolling interest, net of tax	2,040	1,445	4,632	4,155

Net income attributable to Biogen Idec Inc.	$142,845	$206,628	$386,832	$369,725

Basic earnings per share attributable to Biogen Idec Inc.	$0.49	$0.71	$1.34	$1.26

Diluted earnings per share attributable to Biogen Idec Inc.	$0.49	$0.70	$1.33	$1.24

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	288,615	290,356	288,162	293,268

Diluted earnings per share attributable to Biogen Idec Inc.	290,359	293,476	290,014	296,554

See accompanying notes to these unaudited consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	As of June 30,	As of December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$786,804	$622,385
Marketable securities	836,270	719,586
Collateral received for loaned securities	—	29,991
Accounts receivable, net	511,286	446,665
Due from unconsolidated joint business	198,206	206,925
Loaned securities	—	29,446
Inventory	268,529	263,602
Other current assets	143,183	139,400

Total current assets	2,744,278	2,458,000

Marketable securities	1,047,611	891,406
Property, plant and equipment, net	1,608,660	1,594,754
Intangible assets, net	1,978,519	2,161,058
Goodwill	1,138,621	1,138,621
Investments and other assets	259,507	235,152

Total assets	$8,777,196	$8,478,991

LIABILITIES AND EQUITY
Current liabilities:
Collateral payable on loaned securities	$—	$29,991
Accounts payable	210,941	107,417
Taxes payable	81,594	223,260
Accrued expenses and other	496,694	534,887
Current portion of notes payable and line of credit	14,697	27,667

Total current liabilities	803,926	923,222

Notes payable and line of credit	1,085,607	1,085,431
Long-term deferred tax liability	310,962	356,017
Other long-term liabilities	330,996	280,369

Total liabilities	2,531,491	2,645,039

Commitments and contingencies (Notes 11 and 14)
Equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	149	149
Additional paid-in capital	6,142,936	6,073,957
Accumulated other comprehensive income (loss)	11,293	(11,106)
Retained earnings	516,632	270,180
Treasury stock, at cost	(458,472)	(527,097)

Total Biogen Idec Inc. shareholders’ equity	6,212,538	5,806,083
Noncontrolling interest	33,167	27,869

Total equity	6,245,705	5,833,952

Total liabilities and equity	$8,777,196	$8,478,991

See accompanying notes to these unaudited consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months
	Ended June 30,
	2009	2008

Cash flows from operating activities:
Net income	$391,464	$373,880
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	248,877	212,471
Acquired in-process research and development	—	25,000
Share-based compensation	78,892	67,647
Non-cash interest (income) expense and foreign exchange remeasurement loss (gain), net	(7,592)	12,151
Deferred income taxes	(42,772)	(14,757)
Realized gain on sale of marketable securities and strategic investments	(15,434)	(5,928)
Write-down of inventory to net realizable value	11,475	9,838
Impairment of marketable securities, investments and other assets	10,002	15,451
Excess tax benefit from stock options	(2,800)	(18,448)
Changes in operating assets and liabilities, net:
Accounts receivable	(63,842)	(86,302)
Due from unconsolidated joint business	8,719	(17,535)
Inventory	(14,353)	(28,187)
Other assets	(5,537)	(7,427)
Accrued expenses and other current liabilities	22,950	101,412
Other liabilities and taxes payable	(90,748)	3,741

Net cash flows provided by operating activities	529,301	643,007

Cash flows from investing activities:
Purchases of marketable securities	(1,869,415)	(1,060,159)
Proceeds from sales and maturities of marketable securities	1,637,562	1,391,949
Collateral received under securities lending	29,991	61,253
Acquisitions, net of cash acquired	—	(25,000)
Purchases of property, plant and equipment	(71,721)	(157,093)
Purchases of other investments	(35,202)	(11,611)
Proceeds from the sale of a strategic equity investment	5,565	15

Net cash flows (used in) provided by investing activities	(303,220)	199,354

Cash flows from financing activities:
Purchase of treasury stock	(57,631)	(559,767)
Proceeds from issuance of stock for share-based compensation arrangements	24,387	89,532
Change in cash overdraft	7,525	873
Excess tax benefit from stock options	2,800	18,448
Proceeds from borrowings	—	986,980
Repayment of borrowings	(10,867)	(1,512,474)
Obligation under securities lending	(29,991)	(61,253)

Net cash flows used in financing activities	(63,777)	(1,037,661)

Net increase (decrease) in cash and cash equivalents	162,304	(195,300)
Effect of exchange rate changes on cash and cash equivalents	2,115	2,131
Cash and cash equivalents, beginning of the period	622,385	659,662

Cash and cash equivalents, end of the period	$786,804	$466,493

See accompanying notes to these unaudited consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Business Overview

Overview

Biogen Idec Inc. (“Biogen Idec,” “we,” “us” or “the Company”) is a global biotechnology company that creates new standards of care in therapeutic areas with high unmet medical needs. We currently have four marketed products. Our marketed products are used for the treatment of multiple sclerosis, or MS, non-Hodgkin’s lymphoma, or NHL, rheumatoid arthritis, or RA, Crohn’s disease and psoriasis, which are summarized in the table below.

Product	Indications

AVONEX®	Relapsing MS
(interferon beta-1a)

RITUXAN®*	Certain B-cell NHL
(rituximab)	RA

TYSABRI®**	Relapsing MS
(natalizumab)	Crohn’s disease

FUMADERM®	Severe psoriasis
(dimethylfumarate and monoethylfumarate salts)

*	Outside the United States, Canada and Japan, MabThera is the trade name for rituximab. We refer to rituximab, RITUXAN and MabThera collectively as RITUXAN.

**	TYSABRI is indicated in the United States for the treatment of some patients with moderately to severely active Crohn’s disease.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of only normal recurring accruals, necessary for a fair statement of our financial position, results of operations and cash flows. The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2008. Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2008 annual report on Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Effective January 1, 2009, we implemented Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment to ARB No. 51, or SFAS 160. This standard changed the accounting for and reporting of minority interest (now called noncontrolling interest) in our consolidated financial statements. Upon adoption, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications did not have a material impact on our previously reported financial position or results of operations. Refer to Note 8, Equity, and Note 12, Other Income (Expense), Net, of this Form 10-Q for additional information on the adoption of SFAS 160.

Principles of Consolidation

The consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries and of our joint ventures in Italy and Switzerland, Biogen Dompé SRL and Biogen Dompé Switzerland Gmbh,

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

respectively. In accordance with the Financial Accounting Standards Board, or FASB, Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities, or FIN 46(R), we consolidate variable interest entities in which we are the primary beneficiary. For such consolidated entities in which we own less than a 100% interest, we record net income attributable to noncontrolling interest (minority interest) in our consolidated statement of income equal to the percentage of ownership of the respective noncontrolling owners. All material intercompany balances and transactions have been eliminated in consolidation.

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

Subsequent Events

Effective this quarter, we implemented Statement of Financial Accounting Standards No. 165, Subsequent Events, or SFAS 165. This standard establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption of SFAS 165 did not impact our financial position or results of operations. We evaluated all events or transactions that occurred after June 30, 2009 up through July 16, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events. However, we did have a nonrecognizable subsequent event related to our collaboration agreement with Cardiokine. Refer to Note 13, Collaborations, for additional information.

2.	Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out, or FIFO, method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are charged to research and development expense when consumed.

The components of inventories are as follows (in millions):

	As of	As of
	June 30,	December 31,
	2009	2008

Raw materials	$38.8	$29.8
Work in process	173.4	180.0
Finished goods	56.3	53.8

Total Inventory	$268.5	$263.6

Amounts written down related to unmarketable inventory are charged to cost of product revenues, a component of total cost of sales, excluding amortization of acquired intangible assets. During the three and six months ended June 30, 2009 we have written-down $2.1 million and $11.5 million, respectively, in unmarketable inventory as compared to $5.5 million and $9.8 million, respectively, during the prior year comparative periods.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

3.	Revenue Recognition

Product Revenues

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.

Revenues from product sales are recognized when title and risk of loss have passed to the customer, which is typically upon delivery. However, under the terms of a development and marketing collaboration agreement with Elan Pharma International, Ltd., or Elan, an affiliate of Elan Corporation, plc, we manufacture TYSABRI and collaborate with Elan on the product’s marketing, commercial distribution and on-going development activities. Therefore, sales of TYSABRI in the United States are recognized on the “sell-through” model, that is, upon shipment of the product by Elan to its third party distributor rather than upon shipment to Elan. For sales of TYSABRI outside the United States, we are responsible for distributing TYSABRI to customers and are primarily responsible for all operating activities. Generally, revenue on sales of TYSABRI outside the United States is recognized at the time of product delivery to our customers and distributors, as all revenue recognition criteria have been met.

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

An analysis of the amount of, and change in, reserves is as follows (in millions):

		Contractual
	Discounts	Adjustments	Returns	Total

Beginning balance, as of January 1, 2009	$9.2	$48.1	$18.1	$75.4
Current provisions relating to sales in current period	36.3	89.5	9.6	135.4
Adjustments relating to prior periods	—	3.2	—	3.2
Payments/returns relating to sales in current period	(24.5)	(35.8)	(0.3)	(60.6)
Payments/returns relating to sales in prior periods	(8.1)	(46.7)	(8.6)	(63.4)

Ending balance, as of June 30, 2009	$12.9	$58.3	$18.8	$90.0

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The total reserves above were included in the consolidated balance sheets as follows (in millions):

	As of	As of
	June 30,	December 31,
	2009	2008

Reduction of accounts receivable	$38.8	$31.6
Current liability	51.2	43.8

Total reserves	$90.0	$75.4

Reserves for discounts, contractual adjustments and returns reduced gross product revenues as follows (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Discounts	$19.1	$15.9	$36.3	$30.3
Contractual adjustments	50.9	35.8	92.7	72.2
Returns	3.7	5.5	9.6	8.5

Total allowances	$73.7	$57.2	$138.6	$111.0

Gross product revenues	$864.7	$741.7	$1,663.0	$1,460.6

Percent of gross product revenues	8.5%	7.7%	8.3%	7.6%

Bad Debt Reserves

Bad debt reserves are based on our estimated uncollectible accounts receivable. Given our historical experiences with bad debts, combined with our credit management policies and practices, we do not presently maintain significant bad debt reserves. Reserves for bad debts are reflected as a reduction of accounts receivable.

4.	Intangible Assets and Goodwill

Intangible assets and goodwill, net of accumulated amortization, impairment charges and adjustments, are as follows (in millions):

		As of June 30,			As of December 31,
		2009			2008
	Estimated		Accumulated			Accumulated
	Life	Cost	Amortization	Net	Cost	Amortization	Net

Out-licensed patents	12 years	$578.0	$(274.3)	$303.7	$578.0	$(250.3)	$327.7
Core/developed technology	15-20 years	3,005.3	(1,397.1)	1,608.2	3,005.3	(1,241.0)	1,764.3
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed patents	14 years	3.0	(1.0)	2.0	3.0	(0.9)	2.1
Assembled workforce	4 years	2.1	(1.5)	0.6	2.1	(1.2)	0.9
Distribution rights	2 years	12.7	(12.7)	—	12.7	(10.6)	2.1

Total intangible assets		$3,665.1	$(1,686.6)	$1,978.5	$3,665.1	$(1,504.0)	$2,161.1

Goodwill	Indefinite	$1,138.6	$—	$1,138.6	$1,138.6	$—	$1,138.6

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Intangible Assets

Our intangible assets consist of patents, licenses, core/developed technology, trademarks, tradenames, assembled workforce, and distribution rights, the majority of which arose in connection with the merger of Biogen Inc. and Idec Pharmaceuticals Corporation, or the Merger. These intangible assets were recorded at fair value and are stated net of accumulated amortization and impairments.

Intangible assets related to patents, licenses, core/developed technology, assembled workforce, and distribution rights are amortized over their remaining estimated useful lives, ranging from 2 to 20 years. The useful lives of our assets are primarily based on the legal or contractual life of the underlying patent or contract, which does not include additional years for the extension or renewal of the contract or patent. Our amortization policy for intangible assets is based on the principles in Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142, which requires that the amortization of intangible assets reflect the pattern that the economic benefits of the intangible assets are consumed.

Effective January 1, 2009, we implemented FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets, or FSP FAS 142-3. FSP FAS 142-3 amends SFAS 142 and provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by our intent and ability to renew or extend the arrangement. The adoption of this FSP did not impact our financial position or results of operations as this standard was required to be implemented prospectively; however, this standard may impact us in subsequent periods.

Our most significant intangible asset is the core technology related to our AVONEX product. We believe the economic benefit of our core technology is consumed as revenue is generated from our AVONEX product. An analysis of the anticipated product sales of AVONEX is performed annually during our long range planning cycle. The results of this forecast serve as the basis for our assumptions used in the economic consumption amortization model for our core technology intangible assets. Although we believe our process has allowed us to reliably determine our best estimate of the pattern in which we will consume the economic benefits of the core technology intangible assets, the model could result in deferring amortization charges to future periods in certain instances, including the impact of continued sales of the product at a nominal level after patent expiration. Consequently, in establishing our methodology, we considered models that would prevent deferring amortization charges to future periods such as the model described in paragraph 8 of Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, or SFAS 86. In order to ensure amortization charges are not unreasonably deferred to future periods, we use the straight-line method to determine the minimum annual amount of amortization expense, or the minimum amount. At the time of the Merger we estimated a useful life of 15 years (2018) based on the patent lives of AVONEX across various countries. The minimum amount is recalculated each year based on the remaining unamortized balance of the intangible asset and the years remaining to 2018. The results of the long range planning process determine whether amortization will be based on an economic consumption model or the minimum amount and, thus, the amount of amortization for the next four quarters. Amortization is currently based upon the economic consumption model.

Intangible assets related to trademarks and tradenames have indefinite lives, and as a result are not amortized, but are subject to review for impairment. We review our intangible assets with indefinite lives for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Amortization expense was $93.2 million and $182.5 million for the three months and six months ended June 30, 2009, respectively, as compared to $72.9 million and $147.7 million, respectively, for the prior year comparative periods. We did not record a charge related to acquired in-process research and development, or IPR&D, during the three and six months ended June 30, 2009, respectively, or during the three months ended

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

June 30, 2008. In the first quarter of 2008, we recorded an IPR&D charge of $25.0 million related to a HSP90-related milestone payment made to the former shareholders of Conforma Therapeutics, Inc., or Conforma, pursuant to the terms of our acquisition of Conforma in 2006.

5.	Fair Value Measurements

Effective January 1, 2008, we implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial assets and liabilities that are remeasured and reported at fair value at least annually. In accordance with the provisions of FSP FAS 157-2, Effective Date of FASB Statement No. 157, we elected to defer until January 1, 2009 implementation of SFAS 157 as it relates to our non-financial assets and liabilities that are recognized and disclosed at fair value in the financial statements on a non-recurring basis.

The adoption of SFAS 157 for our non-financial assets and liabilities that are remeasured at fair value on a non-recurring basis did not have a material impact on our financial position or results of operations upon adoption; however, this standard may impact us in subsequent periods and require additional disclosures.

Effective this quarter, we implemented FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, or FSP FAS 157-4. FSP FAS 157-4 provides additional guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 and provides authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. This FSP is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures, including interim and annual disclosure of the input and valuation techniques (or changes in techniques) used to measure fair value and the defining of the major security types comprising debt and equity securities held based upon the nature and risk of the security. The adoption of this FSP did not impact our financial position or results of operations; however, adoption has enhanced disclosures for our investments in marketable debt securities and resulted in the reclassification of certain amounts included within our previously reported disclosures to conform to the presentation adopted in the current year.

Effective this quarter, we have also implemented FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, or FSP FAS 107-1. FSP FAS 107-1 amended Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments in interim as well as in annual financial statements. The adoption of this standard has resulted in the disclosure of the fair values attributable to our debt instruments within our interim report. Since this FSP addresses disclosure requirements, the adoption of this FSP did not impact our financial position or results of operations.

Summary of Assets and Liabilities Recorded at Fair Value

The tables below present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

A majority of our financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, other industry, and economic events. We validate the prices provided by our third party pricing services by reviewing their pricing methods and matrices,

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

obtaining market values from other pricing sources, and analyzing pricing data in certain instances. The fair values of our cash equivalents, derivative contracts, marketable debt securities, and plan assets for deferred compensation are determined through market and observable sources and have been classified as Level 2. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of June 30, 2009 and December 31, 2008.

The following tables set forth our financial assets and liabilities that were recorded at fair value (in millions):

				Significant
	Balance as of	Quoted Prices in	Significant Other	Unobservable
	June 30,	Active Markets	Observable Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$670.3	$—	$670.3	$—
Marketable debt securities:
Corporate debt securities	412.6	—	412.6	—
Government securities	1,267.5	—	1,267.5	—
Mortgage and other asset backed securities	203.8	—	203.8	—
Strategic investments	5.7	5.7	—	—
Venture capital investments	21.6	—	—	21.6
Derivative contracts	0.3	—	0.3	—
Plan assets for deferred compensation	11.9	—	11.9	—

Total	$2,593.7	$5.7	$2,566.4	$21.6

Liabilities:
Derivative contracts	31.8	—	31.8	—

Total	$31.8	$—	$31.8	$—

				Significant
	Balance as of	Quoted Prices in	Significant Other	Unobservable
	December 31,	Active Markets	Observable Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$500.9	$—	$500.9	$—
Marketable debt securities:
Corporate debt securities	328.5	—	328.5	—
Government securities	1,005.0	—	1,005.0	—
Mortgage and other asset backed securities	306.9	—	306.9	—
Strategic investments	4.6	4.6	—	—
Venture capital investments	23.9	—	—	23.9
Derivative contracts	1.9	—	1.9	—
Plan assets for deferred compensation	13.3	—	13.3	—

Total	$2,185.0	$4.6	$2,156.5	$23.9

Liabilities:
Derivative contracts	46.0	—	46.0	—

Total	$46.0	$—	$46.0	$—

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Our strategic investments are investments in publicly traded equity securities where fair value is readily determinable.

The following table provides a roll forward of the fair value of our venture capital investments, where fair value is determined by Level 3 inputs (in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
Description	2009	2008	2009	2008

Beginning Balance	$24.3	$24.9	$23.9	$28.1
Total net unrealized gains (losses) included in earnings	(2.8)	(1.2)	(3.1)	(4.8)
Purchases, issuances, and settlements	0.1	0.9	0.8	1.3

Ending Balance	$21.6	$24.6	$21.6	$24.6

Our venture capital investments are the only assets where we used Level 3 inputs to determine the fair value. Venture capital investments represented approximately 0.2% and 0.3% of total assets as of June 30, 2009 and December 31, 2008, respectively. The underlying assets in these funds are initially measured at transaction prices and subsequently valued using the pricing of recent financing or by reviewing the underlying economic fundamentals and liquidation value of the companies. Gains and losses (realized and unrealized) included in earnings for the period are reported in other income (expense), net.

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, due from unconsolidated joint business, other current assets, accounts payable, accrued expenses, and other approximate fair value due to their short-term nature.

Summary of Liabilities Recorded at Carrying Value

The fair and carrying value of our debt instruments are detailed as follows (in millions):

	As of June 30, 2009		As of December 31, 2008
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value

Credit line from Dompé	$16.6	$16.9	$16.4	$16.8
Notes payable to Fumedica	28.8	28.1	37.5	38.5
6.0% Senior Notes due 2013	458.7	449.6	429.8	449.6
6.875% Senior Notes due 2018	561.6	605.7	562.4	608.2

Total	$1,065.7	$1,100.3	$1,046.1	$1,113.1

The fair values of our debt instruments were estimated using market observable inputs, including quoted prices in active markets, market indices and interest rate measurements. Within the hierarchy of fair value measurements, these are Level 2 fair values.

6.	Financial Instruments

Financial instruments that potentially subject us to concentrations of credit risk are accounts receivable and marketable securities. The majority of our accounts receivable are payable by wholesale distributors and large pharmaceutical companies and collateral is generally not required from these large customers. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. Our portfolio of marketable securities is subject to concentration limits set within our investment policy that help to mitigate our credit exposure.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Marketable Securities, including Strategic Investments

The following is a summary of our marketable securities and strategic investments (in millions):

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of June 30, 2009:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$189.9	$1.7	$—	$188.2
Non-current	222.7	5.2	(0.4)	217.9
Government securities
Current	642.1	1.9	—	640.2
Non-current	625.4	6.3	(0.3)	619.4
Mortgage and other asset backed securities
Current	4.3	0.1	—	4.2
Non-current	199.5	5.5	—	194.0

Total available-for-sale securities	$1,883.9	$20.7	$(0.7)	$1,863.9

Other Investments
Strategic investments, non-current	$5.7	$2.1	$—	$3.6

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of December 31, 2008:	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$128.2	$0.4	$—	$127.8
Non-current	200.3	2.6	—	197.7
Government securities
Current	582.8	1.5	—	581.3
Non-current	422.2	8.7	—	413.5
Mortgage and other asset backed securities
Current	13.9	—	—	13.9
Non-current	293.0	3.3	(0.3)	290.0

Total available-for-sale securities	$1,640.4	$16.5	$(0.3)	$1,624.2

Other Investments
Strategic investments, non-current	$4.6	$0.5	$(0.1)	$4.2

In the tables above, as of June 30, 2009 and December 31, 2008, government securities included $274.8 million and $139.1 million, respectively, of Federal Deposit Insurance Corporation, or FDIC, guaranteed senior notes issued by financial institutions under the Temporary Liquidity Guarantee Program. In addition, the balances as of December 31, 2008 include amounts related to our loaned securities.

As of June 30, 2009, we held mortgage and other asset backed securities totaling $203.8 million. No non-agency mortgage backed securities were held as of June 30, 2009. As of December 31, 2008, we held total

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

mortgage and other asset backed securities totaling $306.8 million, which included $66.5 million of non-agency mortgage backed securities.

Certain commercial paper and short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the accompanying balance sheet and are not included in the tables above. As of June 30, 2009 and December 31, 2008, the commercial paper, including accrued interest, has a fair and carrying value of $115.1 million and $42.7 million, respectively, and short-term debt securities have a fair and carrying value of $555.2 million and $458.2 million, respectively.

Summary of Contractual Maturities: Available-for-Sale Securities

The estimated fair value and amortized cost of securities, excluding strategic investments, available-for-sale by contractual maturity as of June 30, 2009 and December 31, 2008 were as follows (in millions):

	As of June 30, 2009		As of December 31, 2008
	Estimated	Amortized	Estimated	Amortized
	Fair Value	Cost	Fair Value	Cost

Due in one year or less	$713.5	$710.3	$714.9	$713.0
Due after one year through five years	1,027.1	1,013.5	733.7	722.0
Due after five years	143.3	140.1	191.8	189.2

Total	$1,883.9	$1,863.9	$1,640.4	$1,624.2

The average maturity of our marketable securities as of June 30, 2009 and December 31, 2008, was 15 months and 13 months, respectively.

Impairments

Other-than-Temporary Impairments

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments, or FSP FAS 115-2, which amended the other-than-temporary impairment model for debt securities. The impairment model for equity securities was not affected.

Under this FSP, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, it must evaluate expected cash flows to be received and determine if a credit loss has occurred. In the event of a credit loss, only the amount associated with the credit loss is recognized in income. The amount of loss relating to other factors is recorded in accumulated other comprehensive income. The FSP also requires additional disclosures regarding the calculation of credit losses and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired.

We adopted the provisions of FSP FAS 115-2 on April 1, 2009. The adoption of the FSP did not have a material impact on our financial position or results of operations.

Evaluating Investments for Other-than-Temporary Impairments

We conduct periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with FSP FAS 115-1, The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments, or FSP FAS 115-1, and FSP FAS 115-2. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income.

For available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is recorded within earnings as an impairment loss.

Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

For equity securities, when assessing whether a decline in fair value below our cost basis is other-than-temporary, we consider the fair market value of the security, the duration of the security’s decline, and the financial condition of the issuer. We then consider our intent and ability to hold the equity security for a period of time sufficient to recover our carrying value. Where we have determined that we lack the intent and ability to hold an equity security to its expected recovery, the security’s decline in fair value is deemed to be other-than-temporary and is recorded within earnings as an impairment loss.

Recognition and Measurement of Other-than-Temporary Impairment

Prior to our adoption of FSP FAS 115-2 in the current quarter, we recognized impairments under the previously effective guidance contained within SFAS 115, Accounting for Certain Investments in Debt and Equity Securities.

No impairment losses were recognized through earnings related to available for sale securities during the three months ended June 30, 2009. During the six months ended June 30, 2009, we recognized $3.6 million in charges for the impairment of available for sale securities primarily related to mortgage and asset backed securities when we lacked the ability and intent to hold the securities to recovery.

For the three and six months ended June 30, 2008, we recognized $2.9 million and $5.2 million, respectively, in charges for the other-than-temporary impairment of available-for-sale securities primarily related to mortgage and asset backed securities.

During the three months ended June 30, 2009, we recognized in other comprehensive income, before tax unrealized losses of $0.7 million.

Strategic Investments

We hold investments in equity securities of certain publicly traded companies. These strategic investments are included in investments and other assets on the accompanying consolidated balance sheet.

No impairment losses were recognized related to our strategic investments during the three months ended June 30, 2009. During the six months ended June 30, 2009 we recognized charges totaling $0.4 million for the impairment of strategic investments that were determined to be other-than-temporary.

For the three and six months ended June 30, 2008, we recognized $0.9 million and $3.6 million, respectively, in charges for the impairment of strategic investments that were determined to be other-than-temporary.

Non-Marketable Securities

We hold investments in equity securities of certain privately held biotechnology companies and biotechnology oriented venture capital funds. The carrying value of these securities as of June 30, 2009 and December 31, 2008,

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

was $92.5 million and $64.7 million, respectively. These securities are included in investments and other assets on the accompanying consolidated balance sheet.

For the three and six months ended June 30, 2009, we recognized unrealized losses of $2.8 million and $3.1 million, respectively, due to declines in the fair value of the investments in venture capital funds, as compared to $1.2 million and $4.8 million, respectively, during the comparable period in the prior year.

We recognized charges for the impairment of investments in privately held companies or funds that were determined to be other-than-temporary during the three and six month periods ended June 30, 2009 of $0.5 million and $1.9 million, respectively. Charges for the impairment of investments in privately held companies or funds that were determined to be other-than-temporary were recognized during the three and six month periods ended June 30, 2008 in the amount of $1.0 million, respectively.

Proceeds from Marketable Securities, excluding Strategic Investments

The proceeds from maturities and sales of marketable securities, excluding strategic investments, which were primarily reinvested and resulting realized gains and losses, were as follows (in millions):

	For the Three Months
	Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Proceeds from maturities and sales	$579.9	$473.9	$1,637.6	$1,391.9
Realized gains	$8.2	$1.1	$13.9	$10.7
Realized losses	$0.6	$0.5	$2.0	$4.8

The realized losses for the three and six months ended June 30, 2009 and 2008 primarily relate to losses on the sale of corporate debt securities and non-agency mortgage-backed securities.

Securities Lending

We have previously loaned certain securities from our portfolio to other institutions. Such securities are classified as loaned securities on the accompanying consolidated balance sheet. Collateral for the loaned securities, consisting of cash or other securities is maintained at a rate of approximately 102% of the market value of each loaned security. We held collateral in the amount of $30.0 million as of December 31, 2008. The cash collateral was recorded as collateral received for loaned securities on the accompanying consolidated balance sheet. No such loans were outstanding as of June 30, 2009 and accordingly no collateral was held as of June 30, 2009.

Forward Contracts and Interest Rate Swaps

Effective January 1, 2009, we implemented Statement of Financial Accounting Standards No. 161, Disclosures About Derivative Instruments and Hedging Activities, or SFAS 161. As a result of adopting this standard we have provided additional information about our objectives for using derivative instruments, the level of derivative activity we engage in, and the effect of derivative instruments and related hedged items on our financial position and performance. The adoption of SFAS 161 did not affect our financial position or results of operations.

Forward Contracts

Due to the global nature of our operations, portions of our revenues are in currencies other than the U.S. dollar. The value of revenue measured in U.S. dollars is subject to changes in currency exchange rates. In order to mitigate these changes we use forward contracts to lock in exchange rates. We do not engage in currency speculation.

All foreign currency forward contracts in effect as of June 30, 2009 and December 31, 2008 had durations of 1 to 12 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss). Realized gains and losses for the effective portion of such contracts are recognized in revenue with the completion of the underlying hedged transaction. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense) at each reporting date.

Foreign currency forward contracts that were entered into to hedge forecasted revenue were as follows (in millions):

	Notional Amount
	As of June 30,	As of December 31,
Foreign Currency:	2009	2008

Euro	$379.5	$489.4
Canadian Dollar	32.8	34.1

Total	$412.3	$523.5

The notional settlement amount of the foreign currency forward contracts outstanding as of June 30, 2009 was approximately $412.3 million. The portion of the fair value of these contracts that was included in accumulated other comprehensive income (loss) within total equity was a $31.7 million loss as of June 30, 2009. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of June 30, 2009, credit risk did not materially change the fair value of our foreign currency forward contracts.

The notional settlement amount of the foreign currency forward contracts outstanding as of December 31, 2008 was approximately $523.5 million and the fair value of these contracts resulted in a net unrealized loss of $44.1 million which was included in accumulated other comprehensive income (loss) within total equity.

In relation to our foreign currency forward contracts, we recognized net gains of $1.7 million and net losses of $0.8 million, respectively, in earnings due to hedge ineffectiveness, during the three and six months ended June 30, 2009, as compared to net losses of $0.5 million and $1.2 million, respectively, during the prior year comparative periods. We recognized $9.2 million and $12.3 million, respectively, of losses in product revenue for the settlement of certain effective cash flow hedge instruments for the three and six months ended June 30, 2009 as compared to losses recognized in the amount of $10.1 million and $17.7 million, respectively, during the prior year comparative periods. These settlements were recorded in the same period as the related forecasted revenue.

Interest Rate Swaps

In connection with the issuance of our 6.0% and 6.875% Senior Notes in March 2008, we entered into interest rate swaps for an aggregate notional amount of $550.0 million, which were subsequently settled in December 2008. Under the settlement we received $53.9 million. As the interest rate swaps were settled in 2008, no hedge ineffectiveness was recognized for the three and six months ended June 30, 2009. Net losses due to hedge ineffectiveness of $3.7 and $5.0 million were recognized in earnings for the three and six months ended June 30, 2008, respectively.

Additionally, upon termination of the swaps in December 2008, the carrying amount of the 6.875% Senior Notes increased $62.8 million. This amount will be recognized as a reduction of interest expense and amortized using the effective interest rate method over the remaining life of the 6.875% Senior Notes. During the three and six months ended June 30, 2009, approximately $1.3 million and $2.6 million, respectively, was recorded as a reduction of interest expense.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Summary of Derivatives designated as Hedging Instruments

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS 133, as of June 30, 2009 and December 31, 2008, respectively (in millions):

	Foreign Currency Contracts
	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value

June 30, 2009	Other current assets	$—	Accrued expenses and other	$31.8
December 31, 2008	Other current assets	$1.9	Accrued expenses and other	$46.0

As noted above, the interest rate swaps were settled in December 2008.

The following table summarizes the effect of derivative instruments on the consolidated statements of income for the three and six months ended June 30, 2009 and 2008 (in millions):

	Amount		Amount
	Recognized in		Reclassified from
	Accumulated		Accumulated
	Other		Other
	Comprehensive		Comprehensive
	Income on	Income	Income	Income	Amount of
	Derivative	Statement	into Income	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Gain/(Loss)	Location	Recorded
	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

For the Three Months Ended
June 30, 2009:
Foreign currency contracts	$(31.7)	Revenue	$(9.2)	Other income (expense)	$1.7
June 30, 2008:
Foreign currency contracts	$(14.9)	Revenue	$(10.1)	Other income (expense)	$(0.5)
Interest rate swap	$—	Interest expense	$—	Interest expense	$(3.7)

For the Six Months Ended
June 30, 2009:
Foreign currency contracts	$(31.7)	Revenue	$(12.3)	Other income (expense)	$(0.8)
June 30, 2008:
Foreign currency contracts	$(14.9)	Revenue	$(17.7)	Other income (expense)	$(1.2)
Interest rate swap	$—	Interest expense	$—	Interest expense	$(5.0)

Other Derivatives

During the quarter ended June 30, 2009 we entered into several foreign currency forward contracts to mitigate the foreign currency risk related to certain intercompany transactions. We have not elected hedge accounting for these transactions. As of June 30, 2009 the notional amount of these foreign currency contracts was $80.0 million. The fair value of the foreign currency contracts was insignificant. During the quarter, total gains of $1.4 million were recognized as a component of other income (expense), net related to the transactions.

7.	Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation of $588.8 million and $537.0 million as of June 30, 2009 and December 31, 2008, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

8.	Equity

The following tables reflects the reconciliation at the beginning and the end of the period of the carrying amount of equity attributable to the shareholders of Biogen Idec Inc., equity attributable to noncontrolling interests, and total equity (in millions):

	For the			For the
	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Biogen Idec Inc.			Biogen Idec Inc.
	Shareholders’	Noncontrolling		Shareholders’	Noncontrolling
	Equity	Interest	Total Equity	Equity	Interest	Total Equity

Beginning Balance	$5,987.7	$32.6	$6,020.3	$5,532.7	$24.7	$5,557.4

Comprehensive income:
Net income	142.9	2.0	144.9	206.6	1.4	208.0
Unrealized gains(losses) on securities available for sale, net of tax of $(0.8) and $3.5	1.4	—	1.4	(6.1)	—	(6.1)
Unrealized gains(losses) on foreign currency forward contracts, net of tax of $2.6 and $(3.8)	(16.3)	—	(16.3)	6.5	—	6.5
Unrealized gains(losses) on pension benefit obligation, net of tax of $0	0.1	—	0.1	—	—	—
Translation adjustments	58.4	(1.4)	57.0	(2.7)	(0.1)	(2.8)

Comprehensive income (loss)	186.5	0.6	187.1	204.3	1.3	205.6
Distribution to noncontrolling interest	—	—	—	—	(1.4)	(1.4)
Capital contribution from noncontrolling interest	—	—	—	—	1.6	1.6
Repurchase of common stock for Treasury, at cost	—	—	—	(319.5)	—	(319.5)
Issuance of common stock from conversion of subordinated notes payable	—	—	—	0.1	—	0.1
Issuance of common stock under stock option and stock purchase plans	7.3	—	7.3	61.2	—	61.2
Issuance of common stock under stock award plans	(2.0)	—	(2.0)	(1.8)	—	(1.8)
Compensation expense related to share-based payments	42.5	—	42.5	35.0	—	35.0
Tax benefit from share-based payments	(9.5)	—	(9.5)	10.9	—	10.9

Ending Balance	$6,212.5	$33.2	$6,245.7	$5,522.9	$26.2	$5,549.1

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the			For the
	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Biogen Idec Inc.			Biogen Idec Inc.
	Shareholders’	Noncontrolling		Shareholders’	Noncontrolling
	Equity	Interest	Total Equity	Equity	Interest	Total Equity

Beginning Balance	$5,806.1	$27.9	$5,834.0	$5,534.3	$19.7	$5,554.0

Comprehensive income:
Net income	386.8	4.6	391.4	369.7	4.2	373.9
Unrealized gains(losses) on securities available for sale, net of tax of $(2.0) and $3.3	3.5	—	3.5	(7.6)	—	(7.6)
Unrealized gains(losses) on foreign currency forward contracts, net of tax of $(0.5) and $3.1	11.9	—	11.9	(5.3)	—	(5.3)
Unrealized gains on pension benefit obligation, net of tax of $0	—	—	—	0.1	—	0.1
Translation adjustment	7.0	0.7	7.7	54.7	1.7	56.4

Total comprehensive income	409.2	5.3	414.5	411.6	5.9	417.5
Distribution to noncontrolling interest	—	—	—	—	(1.4)	(1.4)
Capital contribution from noncontrolling interest	—	—	—	—	2.0	2.0
Repurchase of common stock for Treasury, at cost	(57.6)	—	(57.6)	(559.7)	—	(559.7)
Issuance of common stock from conversion of subordinated notes payable	—	—	—	0.1	—	0.1
Issuance of common stock under stock option and stock purchase plans	24.4	—	24.4	89.5	—	89.5
Issuance of common stock under stock award plans	(38.4)	—	(38.4)	(41.7)	—	(41.7)
Compensation expense related to share-based payments	82.0	—	82.0	71.3	—	71.3
Tax benefit from share-based payments	(13.2)	—	(13.2)	17.5	—	17.5

Ending Balance	$6,212.5	$33.2	$6,245.7	$5,522.9	$26.2	$5,549.1

The adoption of SFAS 160 has resulted in the reclassification of amounts previously attributable to minority interest, now referred to as noncontrolling interest, to a separate component of total equity on the accompanying consolidated balance sheet. Additionally, net income attributable to noncontrolling interest is shown separately from net income in the consolidated statements of income. This reclassification had no effect on our previously reported financial position or results of operations. Refer to Note 1, Business Overview, and Note 12, Other Income (Expense), Net, of this Form 10-Q for additional information on the adoption of SFAS 160.

Prior year amounts related to noncontrolling interest have been reclassified to conform to the current year presentation as required by SFAS 160.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

9.	Earnings per Share

Basic and diluted earnings per share are calculated as follows (in millions):

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator:
Net income attributable to Biogen Idec Inc.	$142.8	$206.6	$386.8	$369.7
Adjustment for net income allocable to preferred stock	(0.2)	(0.3)	(0.7)	(0.6)

Net income used in calculating basic and diluted earnings per share	$142.6	$206.3	$386.1	$369.1

Denominator:
Weighted average number of common shares outstanding	288.6	290.4	288.2	293.3
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.7	1.9	0.7	2.0
Time-vested restricted stock units	1.1	1.2	1.1	1.2
Performance-vested restricted stock units	—	—	—	—
Restricted stock awards	—	—	—	0.1

Dilutive potential common shares	1.8	3.1	1.8	3.3

Shares used in calculating diluted earnings per share	290.4	293.5	290.0	296.6

The following amounts were not included in the calculation of net income per share because their effects were anti-dilutive or the performance criteria had not been met for the performance-vested restricted stock units (in millions):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator:
Net income allocable to preferred stock	$0.2	$0.3	$0.7	$0.6
Denominator:
Stock options	7.4	4.0	7.3	5.2
Time-vested restricted stock units	1.1	0.2	1.1	0.2
Performance-vested restricted stock units	—	—	—	—
Convertible preferred stock	0.5	0.5	0.5	0.5

Total	9.0	4.7	8.9	5.9

Effective January 1, 2009, we implemented FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in Statement of Financial Accounting Standards No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. Our awards do not have nonforfeitable rights to dividends or dividend equivalents and therefore the adoption of this FSP did not impact our financial position or results of operations.

10.	Share-Based Payments

Our share-based compensation programs consist of share-based awards which include stock options, time-vested restricted stock units and performance-vested restricted stock units, as well as our employee stock purchase plan.

Shared-based compensation expense

For the three and six months ended June 30, 2009 and 2008, share-based compensation expense recorded in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payments, or SFAS 123(R), reduced our results of operations as follows (in millions, except per share amounts):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	Effect on		Effect on
	Net Income		Net Income

Income before income taxes	$(41.1)	$(33.1)	$(78.9)	$(67.6)
Tax effect	12.7	10.0	24.2	20.8

Net income attributable to Biogen Idec, Inc.	$(28.4)	$(23.1)	$(54.7)	$(46.8)

Share-based compensation expense and capitalized share-based costs for the three and six months ended June 30, 2009 and 2008 were as follows (in millions):

	For the			For the
	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Stock	Restricted Stock		Stock	Restricted Stock
	Options	and Restricted		Options	and Restricted
	& ESPP	Stock Units	Total	& ESPP	Stock Units	Total

Research and development	$1.2	$12.9	$14.1	$1.4	$12.8	$14.2
Selling, general and administrative	5.2	23.2	28.4	3.8	17.0	20.8

Total	$6.4	$36.1	$42.5	$5.2	$29.8	$35.0

Capitalized share-based payment costs			(1.4)			(1.9)

Share-based compensation expense			$41.1			$33.1

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the			For the
	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Stock	Restricted Stock		Stock	Restricted Stock
	Options	and Restricted		Options	and Restricted
	& ESPP	Stock Units	Total	& ESPP	Stock Units	Total

Research and development	$3.4	$27.0	$30.4	$3.8	$28.0	$31.8
Selling, general and administrative	9.8	41.8	51.6	7.2	32.3	39.5

Total	$13.2	$68.8	$82.0	$11.0	$60.3	$71.3

Capitalized share-based payment costs			(3.1)			(3.7)

Share-based compensation expense			$78.9			$67.6

Stock Options

The fair values of our stock option grants are estimated as of the date of grant using a Black-Scholes option valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are then expensed over the options’ vesting periods.

During the six months ended June 30, 2009, approximately 996,000 stock options were granted with a weighted average exercise price of $50.05 per share. Approximately 825,000 of these stock options were granted during the first quarter of 2009, of which approximately 775,000 were granted in connection with our annual awards made in February; the remainder of the stock options granted during the six months ended June 30, 2009 were made in conjunction with promotions or hiring of employees and grants made to members of our Board of Directors.

During the six months ended June 30, 2008, approximately 1.3 million stock options were granted with a weighted average exercise price of $60.70 per share. Approximately 1.2 million of these stock options were granted during the first quarter of 2008, of which approximately 1.1 million were granted in connection with our annual awards made in February; the remainder of the stock options granted during the six months ended June 30, 2008 were made in conjunction with the promotion or hiring of employees and grants made to members of our Board of Directors.

Stock options awarded as part of the annual award in each of February 2009 and 2008 were granted with exercise prices of $49.65 per share and $60.56 per share, respectively, except the grants to our Chief Executive Officer, which were granted with exercise prices of $50.55 per share and $63.24 per share, respectively.

In the three and six months ended June 30, 2009, we recognized $6.0 million and $11.2 million, respectively, of share-based compensation expense related to stock options awarded as compared to $4.7 million and $9.5 million, respectively, during the prior year comparative periods.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The fair values of the stock option grants awarded for the six months ended June 30, 2009 and 2008 were estimated as of the date of grant using a Black-Scholes option valuation model that uses the following assumptions:

	For the
	Six Months
	Ended
	June 30,
	2009	2008

Expected dividend yield	0.0%	0.0%
Expected stock price volatility	39.3%	34.4%
Risk-free interest rate	1.9%	2.5%
Expected option life in years	4.7	5.1
Weighted average per share grant date fair value	$18.03	$21.07

Time-Vested Restricted Stock Units

The fair values of our time-vested restricted stock units, or RSUs, are based on the market value of our stock on the date of grant and are recognized over the applicable service period, adjusted for the effect of estimated forfeitures.

During the six months ended June 30, 2009, approximately 2.4 million RSUs were granted with a weighted average grant date fair value of $49.37 per share. Approximately 2.3 million of these RSUs were granted during the first quarter of 2009, of which approximately 2.1 million of these RSUs were granted in connection with our annual awards made in February; the remainder of the RSUs granted during the six months ended June 30, 2009 were made in conjunction with promotions or hiring of employees and grants made to members of our Board of Directors.

During the six months ended June 30, 2008, approximately 2.6 million RSUs were granted with a weighted average grant date fair value of $60.60 per share. Approximately 2.5 million of these RSUs were granted during the first quarter of 2008, of which approximately 2.4 million were granted in connection with our annual awards made in February; the remainder of the RSUs granted during the six months ended June 30, 2008 were made in conjunction with the promotion or hiring of employees and grants made to members of our Board of Directors.

RSUs awarded as part of the annual grant in each of February 2009 and 2008 had grant date fair values of $49.65 per share and $60.56 per share, respectively, except the grants to our Chief Executive Officer, which had grant date fair values of $50.55 per share and $63.24 per share, respectively.

For the three and six months ended June 30, 2009, we recognized approximately $33.9 million and $65.4 million, respectively, of share-based compensation expense related to RSU, as compared to approximately $29.9 million and $59.1 million, respectively, recognized in the prior year comparative periods.

Performance-Vested Restricted Stock Units

We apply a graded vesting expense methodology when accounting for our performance-vested restricted stock units, or PVRSUs, in accordance with SFAS 123(R). For the three and six months ended June 30, 2009, we recorded $2.2 million and $3.4 million, respectively, of share-based compensation expense related to PVRSUs as compared to $0.1 million and $0.7 million, respectively, for the prior year comparative periods.

During the six months ended June 30, 2009, approximately 318,000 PVRSUs were granted with a weighted average grant date fair value of $49.48 per share. Approximately 307,000 of these PVRSUs were granted during the first quarter of 2009, of which approximately 291,000 were in connection with our annual awards made in February; the remainder of the PVRSUs granted during the six months ended June 30, 2009 were made in conjunction with promotions or hiring of employees. These PVRSUs are eligible to vest in full or in part and are earned subject to the attainment of certain performance criteria established at the beginning of the performance period; the performance

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

period ends December 31, 2009. Once the earned number of performance-vested awards have been determined, the earned PVRSUs will then vest in three equal increments on (1) the later of the first anniversary of the grant date or the date of results determination; (2) the second anniversary of the grant date; and (3) the third anniversary of the grant date. The vesting of these awards are also subject to the respective employees’ continued employment. The fair values of these PVRSUs are based on the market price of our stock on the date of grant. Compensation expense associated with these PVRSUs is initially based upon the number of shares expected to vest after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions until the date results are determined.

During 2007, our Board of Directors awarded a total of 120,000 PVRSUs to Dr. Cecil Pickett, our President, Research and Development. Vesting of these PVRSUs is subject to certain performance criteria established at the beginning of each of four performance periods, beginning January 1 on each of 2007, 2008, 2009 and 2010. Up to 30,000 PVRSUs are eligible to vest each performance period and convert into shares of our common stock subject to attainment of certain performance criteria and Dr. Pickett’s continued employment through the end of the respective performance period; the performance periods end on December 31, 2007, December 31, 2008, December 31, 2009 and September 30, 2010. The fair values of the PVRSUs granted to Dr. Pickett are based on the market price of our stock on the date of grant, adjusted quarterly for subsequent changes in the market price of our stock. As of June 30, 2008, a total of 27,000 shares were issued based upon the attainment of performance criteria set for 2007. As of June 30, 2009, an additional 30,000 shares were issued based on the attainment of performance criteria set for 2008.

Employee Stock Purchase Plan

The purchase price of common stock under the employee stock purchase plan, or ESPP, is equal to 85% of the lower of (i) the market value per share of the common stock on the participant’s entry date into an offering period or (ii) the market value per share of the common stock on the Purchase Date. However, for each participant whose entry date is other than the start date of the offering period, the amount shall in no event be less than the market value per share of the common stock as of the beginning of the related offering period. The fair value of the discounted purchases made under the employee stock purchase plan are calculated using the Black-Scholes model. The fair value of the look-back provision plus the 15% discount is recognized as compensation expense over the purchase period. We apply a graded vesting approach since our ESPP provides for multiple purchase periods and is, in substance, a series of linked awards.

During the three and six months ended June 30, 2009, a total of approximately 0.1 million and 0.3 million shares, respectively, were issued under the ESPP as compared to a total of approximately 0.1 million and 0.3 million shares, respectively, issued during the prior year comparative periods.

For the three and six months ended June 30, 2009, we recognized approximately $0.4 million and $2.0 million, respectively, of share-based compensation expense in relation to the ESPP as compared to approximately $0.5 million and $1.6 million, respectively, recognized in the prior year comparative periods.

11.	Income Taxes

Our effective tax rate was 39.0% and 28.7% for the three and six months ended June 30, 2009, respectively, compared to 28.9% and 31.0% for the prior year comparative periods.

The effective tax rate for the six months ended June 30, 2009 was favorably impacted by changes in tax law that became effective during 2009 in certain state jurisdictions in which we operate. These changes required us to establish assets for certain tax credits and adjust certain deferred tax liabilities and reserves for uncertain tax positions, having a favorable effect of 5.5%. This favorable effect was offset by the impact of the collaboration and license agreement entered into with Acorda Therapeutics, Inc., or Acorda. There is no income tax benefit associated

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

with the upfront payment made to Acorda, by a non-U.S. affiliate, which had a 7.5% and 2.3% unfavorable effect for the three and six months ended June 30, 2009, respectively. Refer to Note 13, Collaborations, of this Form 10-Q for additional information related to the Acorda transaction.

Our effective tax rate for the six months ended June 30, 2008 was favorably impacted by the restructuring of our operations in foreign jurisdictions as well as other activities. Reconciliation between the U.S. federal statutory tax rate and our effective tax rate for the three and six months ended June 30, 2009 and 2008 is as follows:

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	4.1	1.6	1.1	2.2
Taxes on foreign earnings	(2.7)	(11.2)	(4.4)	(10.0)
Credits and net operating loss utilization	(1.3)	0.5	(5.9)	(0.5)
Fair value adjustment	4.4	3.6	2.8	3.5
IPR&D	1.4	—	1.2	1.6
Non-deductible items	(2.6)	(0.7)	(1.8)	(0.8)
Other	0.7	0.1	0.7	—

Effective tax rate	39.0%	28.9%	28.7%	31.0%

On September 12, 2006, we received a Notice of Assessment from the Massachusetts Department of Revenue for $38.9 million, including penalties and interest, with respect to the 2002 tax year. Subsequently, we filed a petition with the Massachusetts Appellate Tax Board, seeking among other items, abatements of corporate excise tax for the 2001, 2002 and 2003 tax years. We believe that we have meritorious defenses to the proposed adjustment and are vigorously opposing the assessment. We believe that the assessment does not impact the level of liabilities for income tax contingencies. However, there is a possibility that we may not prevail in all of our assertions. If this is resolved unfavorably in the future, it could have a material impact on our results of operations in the period the resolution occurs. We are subject to examinations by the Massachusetts Department of Revenue for additional tax years and, therefore, may be assessed for a similar proposed adjustment to those additional tax years. Refer to Note 14, Litigation, of this Form 10-Q for additional information.

We file income tax returns in the United States federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2001. During the second quarter of 2007, the Internal Revenue Service, or IRS, completed its examination of our consolidated federal income tax returns for the fiscal years 2003 and 2004 and issued an assessment. During the first quarter of 2009 the IRS completed an examination of our consolidated federal income tax returns for fiscal years 2005 and 2006 and issued an assessment. Our level of liabilities for income tax contingencies approximate those amounts for items agreed to with the IRS; we are appealing several other items. If this is resolved unfavorably in the future, the outcome could have an impact on our results of operations in the period the resolution occurs.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

12.	Other Income (Expense), Net

Total other income (expense), net, consists of the following (in millions):

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest income	$12.1	$15.3	$26.9	$38.2
Interest expense	(9.3)	(13.9)	(19.2)	(29.6)
Impairments of investments	(3.5)	(5.9)	(9.6)	(14.6)
Other, net	15.4	0.5	23.4	5.1

Total other income (expense), net	$14.7	$(4.0)	$21.5	$(0.9)

Impairment on Investments

During the three and six months ended June 30, 2009, we recognized impairment losses of $3.5 million and $6.0 million, respectively on our strategic investments and non-marketable securities. In addition, during the three and six months ended June 30, 2008, we recognized $3.0 million and $9.4 million, respectively, in charges for the impairment of strategic investments and non-marketable securities that were determined to be other-than-temporary.

No impairment losses were recognized through earnings related to available for sale securities during the three months ended June 30, 2009. For the six months ended June 30, 2009, we recognized $3.6 million in charges for the impairment of available for sale securities primarily related to mortgage and asset backed securities when we lacked the ability and intent to hold the securities to recovery.

For the three and six months ended June 30, 2008, we recognized $2.9 million and $5.2 million, respectively, in charges for the other-than-temporary impairment of available for sale securities primarily related to mortgage and asset backed securities.

Other, net

During the three and six months ended June 30, 2009, Other, net included net gains on foreign currency of $1.9 million and $7.4 million, respectively, and reflected $7.5 million and $11.9 million, respectively, in net realized gains on marketable securities. Other, net for the three and six months ended June 30, 2009 also included a $2.8 million gain recognized on the sale of two strategic equity investments.

Other, net for the three and six months ended June 30, 2008 included gains on sales of marketable securities of $0.6 million and $6.0 million, respectively. Other, net for the six months ended June 30, 2008 also included losses on foreign currency of $0.9 million and hedge ineffectiveness of $1.2 million, offset by a VAT refund of $3.8 million.

Noncontrolling Interest

Prior year amounts related to noncontrolling interest (minority interest), historically reflected as a component of other income (expense), net, have been reclassified to conform to current year presentation as required by SFAS 160. The adoption of SFAS 160 has resulted in the reclassification of amounts previously reported as minority interest totaling $2.0 million and $4.6 million, being shown separately from net income in the accompanying consolidated statement of income for the three and six months ended June 30, 2009, respectively, as compared to $1.4 million and $4.2 million, respectively, in the prior year comparative periods. This reclassification did not have

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

a material impact on our previously reported financial position or results of operations. Refer to Note 1, Business Overview, and Note 8, Equity, of this Form 10-Q for additional information on the adoption of SFAS 160.

13.	Collaborations

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

EITF No. 07-01, Accounting for Collaborative Arrangements, or EITF 07-01, prescribes that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship, and provides for enhanced disclosure of collaborative relationships. In accordance with EITF 07-01, we evaluate our collaborative agreements for proper income statement classification based on the nature of the underlying activity. If payments to and from our collaborative partners are not within the scope of other authoritative accounting literature, the income statement classification for the payments is based on a reasonable, rational analogy to authoritative accounting literature that is applied in a consistent manner. Amounts due from our collaborative partners related to development activities are generally reflected as a reduction of research and development expense because the performance of contract development services is not central to our operations. For collaborations with commercialized products, if we are the principal, as defined in EITF No. 99-19, Reporting Revenue as a Principal versus Net as an Agent, or EITF 99-19, we record revenue and the corresponding operating costs in their respective line items within our statement of income. If we are not the principal, we record operating costs as a reduction of revenue. EITF 99-19 describes the principal as the party who is responsible for delivering the product or service to the customer, has latitude to determine price, and has the risks and rewards of providing product or service to the customer, including inventory and credit risk. The adoption of EITF 07-01 did not impact our financial position or results of operations; however it resulted in enhanced disclosures for our collaboration activities.

Genentech

We collaborate with Genentech, Inc., or Genentech, wholly-owned subsidiary of Roche Holdings, Inc., on the development and commercialization of RITUXAN. We also have rights to collaborate with Genentech on the development and commercialization of (1) anti-CD20 products that Genentech acquires or develops, which we refer to as New Anti-CD20 Products, and (2) anti-CD20 products that Genentech licenses from a third party, which we refer to as Third Party Anti-CD20 Products. Currently, there is only one New Anti-CD20 Product, ocrelizumab, and only one Third Party Anti-CD20 Product, GA101. Our collaboration rights for New Anti-CD20 Products are limited to the United States and our collaboration rights for Third Party Anti-CD20 Products are dependent upon Genentech’s underlying license rights. A joint development committee, or JDC, composed of three members from each company must unanimously approve a development plan for each specific indication of certain pharmaceutical products, and Genentech has responsibility for implementation of JDC approved development plans in accordance with the provisions of our collaboration agreement. In the event that we undergo a change in control, as defined in the collaboration agreement, Genentech has the right to present an offer to buy the rights to RITUXAN, and we must either accept Genentech’s offer or purchase Genentech’s rights to RITUXAN on the same terms as its offer. If Genentech presents such an offer, then they will be deemed concurrently to have exercised a right, in exchange for a royalty on net sales in the United States of any anti-CD20 product acquired or developed by Genentech or any anti-CD20 product that Genentech licenses from a third party that is developed under the agreement, to purchase our interest in each such product. Our collaboration with Genentech was created through a contractual arrangement and not through a joint venture or other legal entity.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

While Genentech is responsible for the worldwide manufacturing of RITUXAN, development and commercialization rights and responsibilities under this collaboration are divided as follows:

United States

We share with Genentech co-exclusive rights to develop, commercialize and market RITUXAN and New Anti-CD20 Products in the United States. Although we contribute to the marketing and continued development of RITUXAN, we have a limited sales force dedicated to RITUXAN and limited development activity. Genentech is primarily responsible for the commercialization of RITUXAN in the United States. Its responsibilities include selling and marketing, customer service, order entry, distribution, shipping and billing, and other administrative support. Genentech also incurs the majority of continuing development costs for RITUXAN.

Canada

We and Genentech have assigned our rights to develop, commercialize and market RITUXAN, in Canada to F. Hoffman-La Roche Ltd., or Roche.

Outside the United States and Canada

We have granted Genentech exclusive rights to develop, commercialize and market RITUXAN outside the United States and Canada. Under the terms of separate sublicense agreements between Genentech and Roche, development and commercialization of RITUXAN outside the United States and Canada is the responsibility of Roche, except in Japan where RITUXAN is co-marketed by Zenyaku Kogyo Co. Ltd., or Zenyaku, and Chugai Pharmaceutical Co. Ltd, or Chugai, an affiliate of Roche. We do not have any direct contractual arrangements with Roche, Zenyaku or Chugai for such development or commercialization.

Revenues from unconsolidated joint business consists of (1) our share of pretax co-promotion profits in the United States (2) reimbursement of selling and development expenses in the United States; and (3) revenue on sales of RITUXAN outside the United States, which consist of our share of pretax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the United States and Canada by Roche, Zenyaku and Chugai. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the United States and by Roche in Canada. Pre-tax co-promotion profits consist of Unites States and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling, and marketing expenses, and joint development expenses incurred by Genentech, Roche and us. We record our royalty and co-promotion profits revenue on sales of RITUXAN outside the United States on a cash basis.

Revenues from unconsolidated joint business consist of the following (in millions):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Co-promotion profits in the United States	$198.5	$177.7	$378.0	$335.7
Reimbursement of selling and development expenses in the United States	16.7	15.9	31.7	28.6
Revenue on sales of RITUXAN outside the United States	60.4	85.2	144.7	161.7

Total unconsolidated joint business	$275.6	$278.8	$554.4	$526.0

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Under the collaboration agreement, our current pretax co-promotion profit-sharing formula, which resets annually, is stated within the table below. In 2009 and 2008, the 40% threshold was met during the first quarter.

Biogen Idec’s
Share of
Co-promotion
Co-promotion Operating Profits	Profits

First $50 million	30%
Greater than $50 million	40%

Our agreement with Genentech provides that the successful development and commercialization of the first New Anti-CD20 Product will decrease our percentage of co-promotion profits of the collaboration and that we will participate in Third Party Anti-CD20 Products on similar financial terms as for ocrelizumab. Specifically, for each calendar year or portion thereof following the approval date of the first New Anti-CD20 Product, the pretax co-promotion profit-sharing formula for RITUXAN and New Anti-CD20 Products sold by us and Genentech will change as follows.

		Biogen Idec’s
		Share of
	First New Anti-CD20 Product U.S.	Co-promotion
Co-promotion Operating Profits	Gross Product Sales	Profits

First $50 million(1)	Not Applicable	30%
Greater than $50 million	Until such sales exceed $150 million in any calendar year(2)	38%
	Or
	After such sales exceed $150 million in any calendar year until such sales exceed $350 million in any calendar year(3)	35%
	Or
	After such sales exceed $350 million in any calendar year(4)	30%

(1)	not applicable in the calendar year the first New Anti-CD20 Product is approved if $50 million in co-promotion operating profits has already been achieved in such calendar year through sales of RITUXAN.

(2)	if we are recording our share of RITUXAN co-promotion profits at 40%, upon the approval date of the first New Anti-CD20 Product, our share of co-promotion profits for RITUXAN and the New Anti-CD20 Product will be immediately reduced to 38% following the approval date of the first New Anti-CD20 Product until the $150 million in first New Anti-CD20 Product sales level is achieved.

(3)	if $150 million in first New Anti-CD20 Product sales is achieved in the same calendar year the first New Anti-CD20 Product receives approval, then the 35% co-promotion profit-sharing rate will not be effective until January 1 of the following calendar year. Once the $150 million in first New Anti-CD20 Product sales level is achieved then our share of co-promotion profits for the balance of the year and all subsequent years (after the first $50 million in co-promotion operating profits in such years) will be 35% until the $350 million in first New Anti-CD20 Product sales level is achieved.

(4)	if $350 million in first New Anti-CD20 Product sales is achieved in the same calendar year that $150 million in new product sales is achieved, then the 30% co-promotion profit-sharing rate will not be effective until January 1 of the following calendar year (or January 1 of the second following calendar year if the first New Anti-CD20 Product receives approval and, in the same calendar year, the $150 million and $350 million in first New Anti-CD20 Product sales levels are achieved). Once the $350 million in first New Anti-CD20 Product sales level is achieved then our share of co-promotion profits for the balance of the year and all subsequent years will be 30%.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Currently, we record our share of the expenses incurred by the collaboration for the development of New Anti-CD20 Products in research and development expense in our consolidated statement of income. After a New Anti-CD20 Product is approved, we will record our share of the development expenses related to that product as a reduction of our share of pretax co-promotion profits in revenues from unconsolidated joint business. We incurred $17.7 million and $32.7 million in development expense related to New Anti-CD20 products for the three and six months ended June 30, 2009, respectively, as compared to $10.6 million and $22.5 million, respectively, during the prior year comparative periods. Reimbursement to Genentech for our share of these costs occurs through the net amount of co-promotion profits in the United States remitted to us.

Elan

We have a collaboration agreement with Elan to collaborate in the development, manufacture and commercialization of TYSABRI. Under the terms of the agreement, we manufacture TYSABRI and collaborate with Elan on the product’s marketing, commercial distribution and on-going development activities. The collaboration with Elan is designed to effect an equal sharing of profits and losses generated by the activities of the collaboration between Elan and us. Under the agreement, however, once sales of TYSABRI exceeded specific thresholds, Elan was required to make milestone payments to us in order to continue sharing equally in the collaboration’s results. As of June 30, 2009, Elan has paid to us milestone payments of $75.0 million in the third quarter of 2008 and $50.0 million in the first quarter of 2009. We have recorded these amounts as deferred revenue upon receipt and are recognizing the entire $125.0 million as product revenue in our consolidated statement of income over the term of the collaboration agreement based on a units of revenue method whereby the revenue recognized is based on the ratio of units shipped in the current period over the total units expected to be shipped over the remaining term of the collaboration. No additional milestone payments are required under the agreement to maintain the current profit sharing split. Our collaboration agreement with Elan provides Elan or us with the option to buy the rights to TYSABRI in the event that the other company was to undergo a change of control (as defined in the collaboration agreement).

In the United States, Elan and we co-market TYSABRI, with us primarily responsible for marketing TYSABRI for MS, and Elan primarily responsible for marketing TYSABRI for Crohn’s disease. We sell TYSABRI to Elan who sells the product to third party distributors. Our sales price to Elan in the United States is set prior to the beginning of each quarterly period to effect an approximate equal sharing of the gross margin between Elan and us. We recognize revenue for sales in the Unites States of TYSABRI upon Elan’s shipment of the product to the third party distributors. We incur manufacturing and distribution costs, research and development expenses, commercial expenses, and general and administrative expenses. We record these expenses to their respective line items within our statement of income when they are incurred. Research and development and sales and marketing expenses are shared with Elan and the reimbursement of these expenses is recorded as reductions of the respective expense categories. During the three and six months ended June 30, 2009, we recorded $3.7 million and $11.2 million, respectively, as reductions of research and development expense for reimbursements from Elan as compared to $8.0 million and $13.3 million, respectively, of research and development expense recorded for reimbursement from Elan during the prior year comparative periods. In addition, for the three and six months ended June 30, 2009, we recorded $8.5 million and $17.5 million, respectively, as reductions of selling, general and administrative expense for reimbursements from Elan as compared to $7.0 million and $16.0 million, respectively, in the prior year comparative periods.

Outside the United States, or rest of world, we are responsible for distributing TYSABRI to customers and are primarily responsible for all operating activities. Generally, we recognize revenue for sales of TYSABRI in the rest of world at the time of product delivery to our customers. Payments are made to Elan for their share of the rest of world net operating profits to effect an equal sharing of collaboration operating profit. These payments include the reimbursement of our portion of third-party royalties that Elan pays on behalf of the collaboration relating to rest of world sales. These amounts are reflected in the collaboration profit sharing line in our consolidated statement of income. For the three and six months ended June 30, 2009, $49.1 million and $91.9 million, respectively, was

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

reflected in the collaboration profit sharing line for our collaboration with Elan, as compared to $33.4 million and $54.8 million, respectively, for the prior year comparative periods. As rest of world sales of TYSABRI increase, our collaboration profit sharing expense is expected to increase.

Acorda

On June 30, 2009, we entered into a collaboration and license agreement with Acorda to develop and commercialize products containing Fampridine-SR in markets outside the United States. Fampridine-SR is an oral sustained-release compound, which is being developed to improve walking ability in people with MS. The transaction represents a sublicensing of an existing license agreement between Acorda and Elan. The parties have also entered into a related supply agreement.

Under the terms of the agreement, we will commercialize Fampridine-SR and any aminopyridine products developed in our territory and will also have responsibility for regulatory activities and future clinical development of Fampridine-SR in those markets. As of June 30, 2009, we have recorded within accounts payable a liability for the $110.0 million upfront payment due to Acorda. We may also incur up to an additional $400.0 million of milestone payments based upon the successful achievement of regulatory and commercial sales milestones. We will also make tiered royalty payments to Acorda on sales outside of the United States. The consideration that we pay for products will reflect all amounts due from Acorda to Elan for sales in markets outside the United States, including royalties owed. The parties can also carry out future joint development activities under a cost-sharing arrangement.

Elan will continue to manufacture commercial supply of Fampridine-SR, based upon its existing supply agreement with Acorda. Under the existing agreements with Elan, Acorda will pay Elan seven percent of the upfront and milestone payments that Acorda receives from us.

The $110.0 million upfront payment was recorded as research and development expense as the asset has not received regulatory approval. For the three and six months ended June 30, 2009, we did not record any additional research and development expense related to the Acorda transaction in our consolidated statement of income.

Neurimmune

We have a collaboration agreement with Neurimmune SubOne AG, or Neurimmune, a subsidiary of Neurimmune Therapeutics AG, for the development and commercialization of antibodies for the treatment of Alzheimer’s disease. The royalty term under the agreement for sales in each country will be no less than 12 years from the first commercial sale of product using such compound in such country. Neurimmune will conduct research to identify potential therapeutic antibodies and we will be responsible for the development, manufacturing and commercialization of all products. Under the terms of the agreement, we may pay up to an additional $360.0 million in milestone payments, as well as a royalty on sales of any resulting commercial products.

We have determined that we are the primary beneficiary of Neurimmune under FIN 46(R). As such, we consolidate the results of Neurimmune. The assets and liabilities of Neurimmune are not significant as it is a research and development organization.

We incurred research and development expense of $2.5 million and $7.5 million for the three and six months ended June 30, 2009, respectively, related to milestone payments. We incurred $8.0 million of research and development expense related to milestone payments during the six months ended June 30, 2008. No milestone payments were made during the three months ended June 30, 2008. We reimburse Neurimmune for all research and development costs incurred in support of the collaboration. For the three and six months ended June 30, 2009, the collaboration incurred $1.9 million and $3.7 million of expenses, respectively, which were reflected in research and development expense in our statement of income as compared to $2.0 million and $3.2 million of research and development expense recognized for the three and six months ended June 30, 2008, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Since inception of the collaboration excluding an upfront payment of $2.0 million and milestone payments of $18.0 million, we have spent an additional $10.0 million to develop the lead compound. We may incur up to an additional $280.0 million to develop the lead compound.

Cardiokine

We have a collaboration agreement with Cardiokine Biopharma LLC, or Cardiokine, a subsidiary of Cardiokine Inc., for the joint development of Lixivaptan, an oral compound for the potential treatment of hyponatremia in patients with congestive heart failure. The royalty term under the agreement for sales in each country will be no less than 10 years from the first commercial sale of a Lixivaptan product in such country. If successful, we will be responsible for certain development activities, manufacturing and global commercialization of Lixivaptan, and Cardiokine has an option for limited co-promotion in the United States. Under the terms of the agreement, excluding the $20.0 million milestone payment incurred in July 2009, referred to below, we may pay up to an additional $150.0 million in development milestone payments as well as royalties on commercial sales.

We have determined that we are the primary beneficiary of Cardiokine under FIN 46(R). As such, we consolidate the results of Cardiokine. The assets and liabilities of Cardiokine are not significant as it is a research and development organization.

We reimburse Cardiokine for 90% of research and development costs in support of the collaboration. For the three and six months ended June 30, 2009, the collaboration incurred $17.5 million and $31.2 million, respectively, which was reflected in research and development expense in our consolidated statement of income as compared to $13.5 million and $22.2 million, respectively, recognized during the prior year comparative periods.

For the three and six months ended June 30, 2009, we have allocated $1.7 million and $3.1 million, respectively, to net income attributable to noncontrolling interest, net of tax, for the amount of research and development expense retained by the noncontrolling interest holders. For the comparable periods in 2008, we have allocated $1.3 million and $2.2 million, respectively, to net income attributable to noncontrolling interest, net of tax, for the amount of research and development expense retained by the noncontrolling interest holders.

In July 2009, Cardiokine achieved a significant development milestone and triggered a $20.0 million payment from us. As the triggering event for the payment occurred after June 30, 2009, the obligation is not reflected within our consolidated balance sheet as of June 30, 2009. Such obligations are recorded when the milestone has been achieved due to the uncertainty surrounding triggering events.

Since inception of the agreement excluding an upfront payment of $50.0 million, we have incurred $91.2 million to develop Lixivaptan. We may incur up to an additional $465.0 million to develop Lixivaptan for all indications under development.

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

For the three and six months ended June 30, 2009, the Factor VIII and Factor IX programs collectively incurred expenses totaling $13.5 million and $26.4 million, respectively, as compared to $8.8 million and $18.5 million, respectively, incurred during the prior year comparative periods. Amounts due from Biovitrum have been recorded as a reduction of research and development expense. As such, we reflected $6.8 million and $13.2 million,

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

respectively, in research and development expense in our consolidated statement of income for the three and six months ended June 30, 2009 and $4.4 million and $9.3 million, respectively, for the three and six months ended June 30, 2008.

Since inception of the agreement, we have incurred $41.4 million to develop Factor VIII and Factor IX for the treatment of hemophilia. We may incur up to an additional $55.0 million to develop Factor VIII and Factor IX for this indication.

Mondo

We have a collaboration agreement with MondoGen, or Mondo, a subsidiary of MondoBiotech AG, to develop and commercialize Aviptadil, a clinical compound for the treatment of pulmonary arterial hypertension, or PAH. Under the agreement, we are responsible for manufacturing, development, and commercialization of the compound and could incur up to $30.0 million in milestones payments for successful development and commercialization of the program in the United States and Europe, as well as royalty payments on commercial sales. In February 2009, the parties revised the agreement to clarify that our development funding obligation should not exceed $13.3 million, inclusive of all amounts incurred during 2009 and the three months ended December 31, 2008, if we decide not to pursue the collaboration beyond 2009.

We have determined that we are the primary beneficiary of Mondo under FIN 46(R). As such, we consolidate the results of Mondo. The assets and liabilities of Mondo are not significant as it is a research and development organization.

For the three and six months ended June 30, 2009, the collaboration incurred $3.8 million and $6.9 million, respectively, which was reflected in research and development expense in our consolidated statement of income as compared to $3.5 million and $9.0 million, respectively, in the prior year comparative periods.

Since inception of the agreement excluding an upfront payment of $7.5 million, we have incurred $36.8 million to develop Aviptadil in PAH.

UCB

Since inception of our collaboration agreement with UCB, S.A., or UCB, we have incurred a total of $94.4 million in research and development expenses for the development and commercialization of an oral alpha4 integrin, or VLA-4, antagonist for the treatment of relapsing remitting MS. The total research and development expenses incurred are inclusive of an upfront payment made in the amount of $30.0 million. In June 2009, UCB and we announced the discontinuation of the Phase II clinical trial for this collaboration’s only product candidate due to the absence of clinically relevant efficacy.

For the three and six months ended June 30, 2009, the collaboration incurred $13.5 million and $22.3 million, respectively. Our share of the collaboration expenses were $8.5 million and $14.3 million, respectively, which is reflected in research and development expense in our consolidated statement of income.

For the three and six months ended June 30, 2008, the collaboration incurred $9.5 million and $16.5 million, respectively. Our share of the collaboration expenses were $5.7 million and $10.3 million, respectively, which is reflected in research and development expense in our consolidated statement of income.

Facet Biotech

We have a collaboration agreement with Facet Biotech, or Facet, aimed at advancing the development and commercialization of daclizumab in MS and volociximab in solid tumors. Daclizumab is a humanized monoclonal antibody that binds to the IL-2 receptor on activated T cells. Volociximab is an anti-angiogenic chimeric antibody directed against alpha5 beta1 integrin, or VLA5. Under the agreement, development, and commercialization costs

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

and profits are shared equally. We may incur up to an additional $650.0 million of payments upon achievement of development and commercial milestones.

For the three and six months ended June 30, 2009, the collaboration incurred $9.5 million and $17.7 million, respectively. As a result, we reflected $4.8 million and $8.9 million, respectively, in research and development expense in our consolidated statement of income.

For the three and six months ended June 30, 2008, the collaboration incurred $20.3 million and $39.6 million, respectively. As a result, we reflected $10.1 million and $19.8 million, respectively, in research and development expense in our consolidated statement of income.

Since inception of the collaboration excluding an upfront payment of $40.0 million and milestone payments of $10.0 million, we have incurred $49.0 million and $60.6 million to develop daclizumab and volociximab, respectively. We may incur up to an additional $250.0 million and $170.0 million, respectively, to develop daclizumab and volociximab in these indications.

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

For the three and six months ended June 30, 2009, we incurred $2.8 million and $7.1 million, respectively, which is reflected in research and development expense in our consolidated statement of income, as compared to $5.3 million and $8.8 million, respectively, in the prior year comparative periods.

Since inception of the collaboration excluding an upfront payment of $10.0 million and a milestone payment of $3.0 million, we have incurred $61.8 million to develop a compound for treatment of Parkinson’s disease. We may incur up to an additional $160.0 million to develop the compound in this indication.

14.	Litigation

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

either “probable” or “remote” in any of these cases, and do not express an opinion at this time as to their likely outcome or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to each of these complaints and are vigorously defending against them.

On June 17, 2006, Biogen Idec filed a Demand for Arbitration against Genentech, Inc. with the American Arbitration Association, or the AAA, which Demand was amended on December 5, 2006 and on January 29, 2008. In the Demand, Biogen Idec alleged that Genentech breached the parties’ Amended and Restated Collaboration Agreement dated June 19, 2003, or the Collaboration Agreement, by failing to honor Biogen Idec’s right to participate in strategic decisions affecting the parties’ joint development of certain pharmaceutical products, including humanized anti-CD20 antibodies. Genentech filed an Answering Statement in response to Biogen Idec’s Demand in which Genentech denied that it had breached the Collaboration Agreement and alleged that Biogen Idec had breached the Collaboration Agreement. In its Answering Statement, filed in 2006, Genentech also asserted for the first time that the November 2003 transaction in which Idec Pharmaceuticals acquired Biogen and became Biogen Idec was a change of control under the Collaboration Agreement. On June 15, 2009, the arbitration panel issued its final decision (the “Award”). The panel ruled that a Joint Development Committee (JDC) composed of three members from each company must unanimously approve a separate development plan for each specific indication (disease). The panel also ruled that, absent unanimous approval of the JDC, which may not be unreasonably withheld, Genentech may not proceed with further development of 2H7v16 in neuromyelitis optica, 2H7v16 in relapsing-remitting multiple sclerosis, or 2H7v114 for oncology. The panel ruled that Genentech may continue clinical trials of 2H7 for lupus and Phase III clinical trials of 2H7 for rheumatoid arthritis. The panel also confirmed Genentech’s undisputed responsibility for implementation of JDC approved development plans in accordance with the provisions of the Collaboration Agreement. The panel rejected Genentech’s assertion of the “Change of Control” provision under the Collaboration Agreement. The panel did not award damages to either party.

On September 12, 2006, the Massachusetts Department of Revenue, or the DOR, issued a notice of assessment against Biogen Idec MA, Inc. for $38.9 million of corporate excise tax with respect to the 2002 tax year, which includes associated interest and penalties. On December 6, 2006, we filed an abatement application with the DOR, seeking abatements for 2001, 2002 and 2003 tax years. The abatement application was denied on July 24, 2007. On July 25, 2007, we filed a petition with the Massachusetts Appellate Tax Board, seeking, among other items, abatements of corporate excise tax for 2001, 2002 and 2003 tax years and adjustments in certain credits and credit carryforwards for 2001, 2002 and 2003 tax years. Issues before the Board include the computation of Biogen Idec MA’s sales factor for 2001, 2002 and 2003 tax years, computation of Biogen Idec MA’s research credits for those same years, and the availability of deductions for certain expenses and partnership flow-through items. We anticipate that the trial will take place in 2010. We intend to contest this matter vigorously.

On October 4, 2004, Genentech, Inc. received a subpoena from the U.S. Department of Justice requesting documents related to the promotion of RITUXAN. We market RITUXAN in the United States in collaboration with Genentech. Genentech has disclosed that it is cooperating with the associated investigation, and that it has been advised the investigation is civil in nature. We are cooperating with the U.S. Department of Justice in its investigation of Genentech. The potential outcome of this matter and its impact on us cannot be determined at this time.

In January 2008, the European Commission, or the EC, began an industry-wide antitrust inquiry into competitive conditions within the pharmaceutical sector. As part of the inquiry, the EC requested information from approximately 100 companies, including Biogen Idec. The EC published its final report on the inquiry in July 2009 in which it found delay in the market entry of generic drugs and a decline in drug innovation. The report did not contain any findings regarding, or reference to, Biogen Idec. The potential impact on us of the EC’s final report cannot be determined at this time.

On October 27, 2008, Sanofi-Aventis Deutschland GmbH, or Sanofi, filed suit against Genentech and Biogen Idec in federal court in Texas (E.D. Tex.), which we refer to as the Texas Action claiming that Rituxan and certain

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

other Genentech products infringe U.S. Patents 5,849,522, or the ’522 patent, and 6,218,140, or the ’140 patent. Sanofi seeks preliminary and permanent injunctions, compensatory and exemplary damages, and other relief. On October 27, 2008, Genentech and Biogen Idec filed a complaint against Sanofi, Sanofi-Aventis U.S. LLC, and Sanofi-Aventis U.S. Inc. in federal court in California (N.D. Cal.), which we refer to as the California Action seeking a declaratory judgment that Rituxan and other Genentech products do not infringe the ’522 patent or the ’140 patent, and a declaratory judgment that those patents are invalid. The parties are currently litigating whether the Texas Action should be transferred to the court in the California Action. In addition, on October 24, 2008, Hoechst GmbH filed with the ICC International Court of Arbitration (Paris) a request for arbitration against Genentech, relating to a terminated agreement between Hoechst’s predecessor and Genentech that pertained to the above-referenced patents and related patents outside the U.S. Hoechst is seeking payment of royalties on sales of Genentech products, damages for breach of contract, and other relief. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote,” and do not express an opinion at this time as to the likely outcome of the matters or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses and intend vigorously to defend against the allegations against us.

In addition, we are involved in product liability claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial conditions.

15.	Segment Information

We operate in one business segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care and therefore, our chief operating decision-maker manages the operation of the Company as a single operating segment.

16.	New Accounting Pronouncements

Effective January 1, 2009, we implemented Statement of Financial Accounting Standards No. 141(R), Business Combination, or SFAS 141(R). This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. The adoption of this standard did not have a material impact on our financial position or results of operations as SFAS 141(R) is applicable to acquisitions completed after January 1, 2009 and we did not complete any business combination transactions during the first six months of 2009.

SFAS 141(R) also amended Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109, and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. Previously, SFAS 109 and FIN 48, generally required post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions to be recorded as an increase or decrease to goodwill. SFAS 141(R) does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether the business combination was accounted for under SFAS 141 or SFAS 141(R), will be recognized in current period income tax expense.

On April 1, 2009, the FASB Board issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, or FSP FAS 141(R)-1. FSP FAS 141(R)-1 amends and clarifies SFAS 141(R), to address application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Due to the fact that SFAS 141(R) is applicable to acquisitions completed after January 1,

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

2009 and we did not have any business combinations in the first six months of 2009, the adoption of FSP FAS 141(R)-1 did not impact our financial position or results of operations.

In April 2009, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 111 which aligns SEC regulations to the newly issued accounting standards (FSP FAS 115-1 and FAS 124-2) on accounting for other-than-temporary impairments for marketable debt securities. Specifically, it amends Topic 5.M to exclude debt securities from its scope. This bulletin did not impact our financial position or results of operations; however, we conduct periodic reviews to evaluate our investments for the other-than-temporary impairments in accordance with FSP FAS 115-1.

In June 2009, the SEC issued Staff Accounting Bulletin No. 112, which updates the SEC’s rules and regulations to be consistent with the accounting principles and standards established in SFAS 141(R) and SFAS 160. This bulletin did not impact our financial position or results of operations; however, the adoption of SFAS 160 resulted in the reclassification of certain prior period amounts to conform to the current financial statement presentation.

Recently Issued Accounting Standards

On June 3, 2009, the FASB approved the FASB Accounting Standards Codification, or the Codification, as the single source of authoritative nongovernmental Generally Accepted Accounting Principles, or GAAP, in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009, which means July 1, 2009 for Biogen Idec. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. We do not expect the adoption of the Codification to have an impact on our financial position or results of operations.

In June 2009, the FASB issued the following new accounting standards:

•	SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140, or SFAS 166;

•	SFAS No. 167, Amendments to FASB Interpretation No. 46(R), or SFAS 167; and

•	SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, or SFAS 168

SFAS 166 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, SFAS 166 amends Statement of Financial Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, or SFAS 140, by removing the concept of a qualifying special-purpose entity from SFAS 140 and removes the exception from applying FIN 46(R) to variable interest entities that are qualifying special-purpose entities. It also modifies the financial-components approach used in SFAS 140. SFAS 166 is effective for transfer of financial assets occurring on or after January 1, 2010. We have not determined the effect that the adoption of SFAS 166 will have on our financial position or results of operations but the effect will generally be limited to future transactions. Historically, we have not had any material transfer of financial assets.

SFAS 167 amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003) — an interpretation of ARB No. 51, or FIN 46(R), to require an enterprise to determine whether it’s variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

could potentially be significant to the variable interest entity. SFAS 167 also amends FIN 46(R) to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS 167 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. We have not determined the effect that the adoption of SFAS 167 will have on our financial position or results of operations.

SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

In addition to historical information, this report contains forward-looking statements that are based on our current beliefs and expectations. These statements involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. These forward-looking statements do not relate strictly to historical or current facts and they may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding the anticipated level and mix of future product sales, royalty revenues, milestone payments, expenses, liabilities, the value of our portfolio of marketable securities, the impact of competitive products, the incidence, outcome or impact of litigation, proceedings related to patents and other intellectual property rights, tax assessments and other legal proceedings, our effective tax rate for future periods, the adequacy of our reserves, the impact of accounting standards, our ability to improve the benefit-risk profile of TYSABRI, our ability to finance our operations and meet our manufacturing needs and the source of funding for such activities, the completion and use of our manufacturing facility in Hillerød, Denmark, our share repurchase program, and our plans to spend additional capital on external business development and research opportunities. Important factors which could cause actual results to differ from our expectations and which could negatively impact our financial condition and results of operations are discussed in the section entitled “Risk Factors” in Part II of this report and elsewhere in this report. Forward-looking statements, like all statements in this report, speak only as of the date of this report (unless another date is indicated). Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements.

The following discussion should be read in conjunction with our consolidated financial statements and related notes beginning on page 3 of this quarterly report on Form 10-Q.

Executive Summary

Business Overview

Biogen Idec Inc. (“Biogen Idec,” “we,” “us” or “the Company”) is a global biotechnology company that creates new standards of care in therapeutic areas with high unmet medical needs. Our business strategy is focused on discovering and developing first-in-class or best-in-class products that we can deliver to specialty markets globally. Patients around the world benefit from Biogen Idec’s significant products that address medical needs in the areas of neurology, oncology and immunology.

We currently have four marketed products. Our marketed products are used for the treatment of multiple sclerosis, or MS, non-Hodgkin’s lymphoma, or NHL, rheumatoid arthritis, or RA, Crohn’s disease and psoriasis, and are summarized in the table below.

Product	Indications

AVONEX®	Relapsing MS
(interferon beta-1a)

RITUXAN®* (rituximab)	Certain B-cell NHL RA

TYSABRI®** (natalizumab)	Relapsing MS Crohn’s disease

FUMADERM®	Severe psoriasis
(dimethylfumarate and monoethylfumarate salts)

*	Outside the United States, Canada and Japan, MabThera is the trade name for rituximab. We refer to rituximab, RITUXAN and MabThera collectively as RITUXAN.

**	TYSABRI is indicated in the United States for the treatment of some patients with moderately to severely active Crohn’s disease.

As part of our on-going development efforts, we are seeking to expand our marketed products into treatment of other diseases, such as chronic lymphocytic leukemia, or CLL, ANCA-associated vasculitis, multiple myeloma and ulcerative colitis. In addition to the ongoing development of our marketed products, we continue to focus our research and development efforts on finding novel therapeutics in areas of high unmet medical needs, both within our current focus areas of neurology, oncology, immunology and cardiology, as well as in new therapeutic areas. As of June 30, 2009, we have 22 pipeline products in Phase 2 trials or beyond.

Financial Highlights

Results for the three months ended June 30, 2009 included total revenues of $1,093.3 million and net income attributable to Biogen Idec Inc. of $142.8 million. Diluted earnings per share attributable to Biogen Idec Inc. was $0.49 during the same period.

Revenues for the second quarter of 2009 increased 10.1% over the comparable period in 2008. These results were primarily driven by the continued growth of TYSABRI providing $187.6 million of revenue during the three months ended June 30, 2009 and a $64.0 million increase in AVONEX sales as compared to the comparable period in the prior year. Our diluted earnings per share amount of $0.49 for the three months ended June 30, 2009 reflects the impact of the $110.0 million upfront payment due to Acorda Therapeutics, Inc., or Acorda, which was recognized as research and development expense and is further described within “Business Highlights” below.

Global in-market net sales of TYSABRI achieved a $1.0 billion run rate during the second quarter of 2009. For the three months ended June 30, 2009, we have recognized, within our statement of income, $57.3 million of product revenue related to sales of TYSABRI in the United States and $130.3 million for the sale of product within our rest of world markets. The TYSABRI revenue amounts are inclusive of $1.8 million of revenue recognized based upon the current period amortization of the milestone payments received from Elan during 2008 and 2009. Overall, TYSABRI revenues for the three months ended June 30, 2009, have increased 27.4% as compared to the comparable three month period in the prior year. This growth is primarily due to an increase in number of patients using TYSABRI in both the United States and our rest of world markets.

AVONEX worldwide revenue was $591.2 million for the three months ended June 30, 2009, representing a 12.1% increase over the same period in the prior year. On a sequential basis, AVONEX worldwide revenue increased by 6.5% over the first quarter of 2009. Sales of AVONEX in the United States increased 19.7% to $365.8 million during the three months ended June 30, 2009 as compared to the comparable period in 2008. This increase was primarily due to price increases, partially offset by a decrease in patient demand. Rest of world sales increased 1.7%, to $225.4 million during the three months ended June 30, 2009 as compared to the comparable prior year period, primarily resulting from increased patient demand within our rest of world markets, offset by the negative impact of foreign currency exchange rate changes.

As described below under Results of Operations, we record our share of the pretax co-promotion profits from our joint business arrangement related to sales of RITUXAN. Revenues from our unconsolidated joint business totaled $275.6 million for the three months ended June 30, 2009 representing a 1.2% decrease over the same period in the prior year. Net sales of RITUXAN to third-party customers in the United States for the three months ended June 30, 2009 totaled $695.9 million as compared to $650.9 million in the comparable prior year period. The increase in third party sales within the United States was primarily due to increased unit sales resulting from continued growth of use for treatment of B-cell NHL, RA and CLL (an unapproved and unpromoted use of RITUXAN). Our share of co-promotion profits in the United States totaled $198.5 million for the second quarter of 2009, representing an increase of 11.7% over the same period in the prior year. The increase in our share of co-promotion profits was offset by a $24.8 million decrease in royalty revenues from sales of RITUXAN outside the United States as compared to the same period in the prior year. This decrease primarily resulted from royalty expirations in certain of our rest of world markets and the negative impact of foreign currency exchange rates.

In addition to the positive revenue and earnings growth achieved, net cash flows from operations, which are primarily driven by increases in our earnings, provided $529.3 million during the six months ended June 30, 2009. Cash and cash equivalents and marketable securities totaled approximately $2,670.7 million as of June 30, 2009.

Business Highlights

In July 2009, Cardiokine enrolled the 300th patient in the Phase III clinical trial for Lixivaptan. The achievement of this milestone has triggered a $20.0 million payment from us.

On June 30, 2009, we entered into a collaboration and license agreement with Acorda to develop and commercialize products containing Fampridine-SR in markets outside the United States. Fampridine-SR is an oral sustained-release compound being developed to improve walking ability in people with MS. The parties have also entered into a related supply agreement. Under the terms of the agreement, we will make a $110.0 million upfront payment, are responsible for funding all development and commercialization costs in our territory, and may incur up to an additional $400.0 million of milestone payments upon achievement of regulatory and commercial milestones, as well as royalties on commercial sales.

Product and Pipeline Highlights

In July 2009, the U.S. Food and Drug Administration, or FDA, granted PEGylated interferon beta-1a Fast Track designation for relapsing MS. We are currently enrolling patients in a global Phase III study evaluating the efficacy and safety of either bi-weekly or once-monthly injections of PEGylated interferon beta-1a in this patient population. The FDA’s Fast Track program is designed to expedite the review of new drugs that are intended to treat serious or life-threatening conditions and demonstrate the potential to address unmet medical needs.

Acorda previously announced that the European Medicines Agency, or EMEA, notified Acorda that Fampridine-SR is eligible to be submitted for a Marketing Authorization Application via the Agency’s Centralized Procedure as a new active substance.

Results of Operations

Revenues

Revenues were as follows (in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009		2008		2009		2008

Product revenues
United States	$423.1	38.7%	$352.2	35.5%	$816.0	38.3%	$702.2	36.3%
Rest of world	367.9	33.7%	332.3	33.4%	708.4	33.3%	647.4	33.4%

Total product revenues	$791.0	72.4%	$684.5	68.9%	$1,524.4	71.6%	$1,349.6	69.7%
Unconsolidated joint business	275.6	25.2%	278.8	28.1%	554.4	26.0%	526.0	27.2%
Other revenues	26.7	2.4%	30.1	3.0%	51.0	2.4%	60.0	3.1%

Total revenues	$1,093.3	100.0%	$993.4	100.0%	$2,129.8	100.0%	$1,935.6	100.0%

Product Revenues

Product revenues were as follows (in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009		2008		2009		2008

AVONEX	$591.2	74.8%	$527.2	77.0%	$1,146.5	75.2%	$1,063.3	78.8%
TYSABRI	187.6	23.7%	147.2	21.5%	352.8	23.1%	261.8	19.4%
FUMADERM	12.2	1.5%	10.0	1.5%	22.8	1.5%	21.7	1.6%
Other	—	0.0%	0.1	0.0%	2.3	0.2%	2.8	0.2%

Total product revenues	$791.0	100.0%	$684.5	100.0%	$1,524.4	100.0%	$1,349.6	100.0%

AVONEX

We currently market and sell AVONEX for the treatment of relapsing MS, including patients with a first clinical episode and MRI features consistent with MS. AVONEX has been shown in clinical trials in relapsing MS both to slow the accumulation of disability and to reduce the frequency of flare-ups.

Revenues from AVONEX were as follows (in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009		2008		2009		2008

AVONEX
United States	$365.8	61.9%	$305.6	58.0%	$705.7	61.6%	$614.0	57.7%
Rest of world	225.4	38.1%	221.6	42.0%	440.8	38.4%	449.3	42.3%

Total AVONEX revenues	$591.2	100.0%	$527.2	100.0%	$1,146.5	100.0%	$1,063.3	100.0%

Total AVONEX revenues for the three and six months ended June 30, 2009 increased 12.1% and 7.8%, respectively, as compared to the prior year comparative periods.

Sales of AVONEX in the United States for the three and six months ended June 30, 2009 totaled $365.8 million and $705.7 million, respectively, representing increases of 19.7% and 14.9%, as compared to the prior year comparative periods. The increases for both the three and six month periods were primarily due to price increases, partially offset by decreased patient demand.

Rest of world sales of AVONEX for the three months ended June 30, 2009 totaled $225.4 million, representing an increase of 1.7% over the prior year comparative period. This increase was primarily due to an increase in patient demand, offset by the negative impact of foreign currency exchange rate changes. Rest of world sales of AVONEX for the six months ended June 30, 2009 totaled $440.8 million, representing a 1.9% decrease as compared to the same period in the prior year. The decrease for the comparative six month periods was primarily due to the negative impact of foreign currency exchange rate changes, partially offset by increased patient demand.

We expect to face increasing competition in the MS marketplace in both the United States and rest of world from existing and new MS treatments, including TYSABRI and our other pipeline products, which may have a continued negative impact on the unit sales of AVONEX. We expect future unit sales of AVONEX to be dependent to a large extent on our ability to compete successfully with the products of our competitors.

TYSABRI

In August 2000, we entered into a collaboration agreement with Elan Pharma International, Ltd, or Elan, an affiliate of Elan Corporation, plc. Under the terms of the agreement with Elan, we manufacture TYSABRI and collaborate with Elan on the product’s marketing, commercial distribution and on-going development activities. TYSABRI is sold as a monotherapy treatment for relapsing MS to slow the progression of disability and reduce the frequency of clinical relapses.

Revenues from TYSABRI were as follows (in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009		2008		2009		2008

TYSABRI
United States	$57.3	30.5%	$46.5	31.6%	$110.3	31.3%	$87.7	33.5%
Rest of world	130.3	69.5%	100.7	68.4%	242.5	68.7%	174.1	66.5%

Total TYSABRI revenues	$187.6	100.0%	$147.2	100.0%	$352.8	100.0%	$261.8	100.0%

Total TYSABRI revenues for the three and six months ended June 30, 2009 increased 27.4% and 34.8%, respectively, as compared to the prior year comparative periods.

In the United States, Elan and we co-market TYSABRI, with us primarily responsible for marketing TYSABRI for MS and Elan primarily responsible for marketing TYSABRI for Crohn’s disease. We sell TYSABRI to Elan who sells the product to third party distributors. Our sales price to Elan in the United States is set prior to the beginning of each quarterly period to effect an approximate equal sharing of the gross margin on sales in the United States between Elan and us. We recognize revenue for sales of TYSABRI in the United States upon Elan’s shipment of the product to the third party distributors. We incur manufacturing and distribution costs, research and development expenses, commercial expenses and general and administrative expenses. We record these expenses to their respective line items within our consolidated statement of income when they are incurred. Research and development and sales and marketing expenses are shared with Elan and the reimbursement of these expenses is recorded as reductions of the respective expense categories.

Sales of TYSABRI in the United States for the three and six months ended June 30, 2009 totaled $57.3 million and $110.3 million, respectively, representing an increase of 23.2% and 25.8% as compared to the prior year comparative periods. The increases for both the three and six month periods were primarily due to an increase in the number of patients using TYSABRI in the United States.

Net sales of TYSABRI from our collaboration partner, Elan, to third-party customers in the United States for the three and six months ended June 30, 2009 totaled $124.5 million and $240.4 million, respectively, as compared to $99.3 million and $185.6 million, respectively, in the prior year comparative periods.

In the rest of world markets, we are responsible for distributing TYSABRI to customers and are primarily responsible for all operating activities. We recognize revenue for sales of TYSABRI in the rest of world at the time of product delivery to our customers. Payments are made to Elan for their share of rest of world net operating profits to effect an equal sharing of collaboration operating profit. These payments include the reimbursement of our portion of third-party royalties that Elan pays on behalf of the collaboration, relating to the rest of world sales. These amounts are reflected in the collaboration profit sharing line in our consolidated statement of income. As rest of world sales of TYSABRI increase, our collaboration profit sharing expense is expected to increase.

Rest of world sales of TYSABRI for the three and six months ended June 30, 2009 totaled $130.3 million and $242.5 million, respectively, representing increases of 29.4% and 39.3% over the prior year comparative periods. These increases were primarily due to increased patient demand, partially offset by the negative impact of foreign currency exchange rate changes.

TYSABRI is marketed under risk management or minimization plans as agreed to with local regulatory authorities. In the United States, TYSABRI was reintroduced with a risk minimization action plan known as the TOUCH Prescribing Program, a rigorous system intended to educate physicians and patients about the risks involved and help assure appropriate use of the product. Since the reintroduction of TYSABRI to the market in July 2006, we have disclosed cases of progressive multifocal leukoencephalopathy, or PML, a known side effect, in patients taking TYSABRI in the post-marketing setting. We continue to monitor the growth of TYSABRI unit sales in light of these results and we continue to develop protocols to potentially mitigate the outcome of PML in patients being treated with TYSABRI. We believe that the reported cases of PML have slowed the growth of TYSABRI in both the United States and rest of world.

Elan has paid to us $75.0 million in 2008 and $50.0 million in 2009 representing milestone payments made in accordance with our collaboration agreement. We have recorded these amounts as deferred revenue upon receipt and are recognizing the entire $125.0 million as product revenue in our consolidated statement of income over the term of our collaboration with Elan based on a units of revenue method whereby the revenue recognized is based on the ratio of units shipped in the current period over the total units expected to be shipped over the remaining term of the collaboration. As of June 30, 2009, we have recognized $4.7 million of these milestones as revenue, of which $1.8 million and $3.2 million were recognized during the three and six months ended June 30, 2009, respectively.

Unconsolidated Joint Business Revenue

We collaborate with Genentech, Inc., a wholly-owned subsidiary of Roche Holdings, Inc., on the development and commercialization of RITUXAN. RITUXAN is approved for:

•	treatment of relapsed or refractory, low-grade or follicular, CD20-positive, B-cell NHL as a single agent;

•	previously untreated diffuse large B-cell, CD20-positive, NHL in combination with CHOP (cyclophosphamide, doxorubicin, vincristine and prednisone) or other anthracycline-based chemotherapy regimens;

•	previously untreated follicular, CD20-positive, B-cell NHL in combination with CVP (cyclophosphamide, vincristine and prednisolone) chemotherapy; and

•	for the treatment of non-progressing (including stable disease), low-grade, CD20-positive, B-cell NHL as a single agent, after first-line CVP chemotherapy.

RITUXAN is also approved for use in combination with methotrexate (MTX) for reducing signs and symptoms and to slow the progression of structural damage in adult patients with moderately- to severely-active rheumatoid arthritis who have had an inadequate response to one or more tumor necrosis factor antagonist therapies.

While Genentech is responsible for the worldwide manufacturing of RITUXAN, development and commercialization rights and responsibilities under this collaboration are divided as follows:

United States

We share with Genentech co-exclusive rights to develop, commercialize and market RITUXAN and New Anti-CD20 Products in the United States. Although we contribute to the marketing and continued development of RITUXAN, we have a limited sales force dedicated to RITUXAN and limited development activity. Genentech is primarily responsible for the commercialization of RITUXAN in the United States. Its responsibilities include selling and marketing, customer service, order entry, distribution, shipping and billing, and other administrative support. Genentech also incurs the majority of continuing development costs for RITUXAN.

Canada

We and Genentech have assigned our rights to develop, commercialize and market RITUXAN, in Canada to F. Hoffman-La Roche Ltd., or Roche.

Outside the United States and Canada

We have granted Genentech exclusive rights to develop, commercialize and market RITUXAN outside the United States and Canada. Under the terms of separate sublicense agreements between Genentech and Roche, development and commercialization of RITUXAN outside the United States and Canada is the responsibility of Roche, except in Japan where RITUXAN is co-marketed by Zenyaku Kogyo Co. Ltd., or Zenyaku, and Chugai Pharmaceutical Co. Ltd, or Chugai, an affiliate of Roche. We do not have any direct contractual arrangements with Roche, Zenyaku or Chugai for such development or commercialization.

Revenues from unconsolidated joint business consists of (1) our share of pretax co-promotion profits in the United States; (2) reimbursement of selling and development expense in the United States; and (3) revenue on sales of RITUXAN outside the United States, which consist of our share of pretax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the United States and Canada by Roche, Zenyaku and Chugai. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the United States and by Roche in Canada. Pre-tax co-promotion profits consist of United States and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling and marketing, and joint development expenses incurred by Genentech, Roche and us.

Revenues from unconsolidated joint business consist of the following (in millions):

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Co-promotion profits in the United States	$198.5	$177.7	$378.0	$335.7
Reimbursement of selling and development expenses in the United States	16.7	15.9	31.7	28.6
Revenue on sales of RITUXAN outside the United States	60.4	85.2	144.7	161.7

Total unconsolidated joint business	$275.6	$278.8	$554.4	$526.0

Co-promotion profits in the United States consist of the following (in millions):

	For the		For the
	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Product revenues, net	$695.9	$650.9	$1,337.6	$1,255.5
Costs and expenses	199.7	206.6	379.9	403.8

Co-promotion profits in the United States	$496.2	$444.3	$957.7	$851.7

Biogen Idec Inc.’s share of co-promotion profits in the United States	$198.5	$177.7	$378.0	$335.7

Net sales of RITUXAN to third-party customers in the United States recorded by Genentech for the three and six months ended June 30, 2009 totaled $695.9 million and $1,337.6 million, respectively, as compared to $650.9 million and $1,255.5 million in the prior year comparative periods. The increase in sales to third-party customers was primarily due to increased unit sales, resulting from continued growth for treatment of B-cell NHL, RA, and CLL (an unapproved and unpromoted use of RITUXAN), and RITUXAN price increases.

Total collaboration costs and expenses for the three and six months ended June 30, 2009 decreased 3.3% and 5.9% over the prior year comparative periods. These decreases were primarily the result of higher costs incurred during the three and six months ended June 30, 2008 associated with the development of RITUXAN for use in other indications.

Selling and development expenses incurred by us in the United States and reimbursed by Genentech totaled $16.7 million and $31.7 million for the three and six months ended June 30, 2009, respectively, representing increases of 5.0% and 10.8% over the same period in the prior year. These increases are primarily due to increased clinical development and marketing expenses.

Revenue on sales of RITUXAN outside the United States consists of our share of co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside of the United States and Canada. Our royalty revenue on sales of RITUXAN is based on Roche, Zenyaku and Chugai’s net sales to third-party customers. We record our royalty revenue and co-promotion profit revenue on sales of RITUXAN outside the United States on a cash basis. Revenues on sales of RITUXAN outside the United States for the three and six months ended June 30, 2009 were $60.4 million and $144.7 million, respectively, representing decreases of 29.1% and 10.5% over the prior year comparative periods. The decreases were primarily due to royalty expirations in certain of our rest of world markets and the negative impact of foreign currency exchange rates.

The royalty period with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. For the majority of European countries, the first commercial sale of RITUXAN occurred in the second half of 1998. Therefore, we continue to expect a significant decrease in royalty revenues on sales of RITUXAN outside the United States and Canada in the latter half of 2009. Specifically, the royalty periods with respect to sales in France, Spain, Germany and the United Kingdom expire in 2009 and in 2010 with respect to sales in Italy. The royalty periods with respect to sales in other countries will subsequently expire through 2012.

Under the collaboration agreement, our current pretax co-promotion profit-sharing formula, which resets annually, is stated within the table below. In 2009 and 2008, the 40% threshold was met during the first quarter.

Biogen Idec’s
Share of
Co-promotion
Co-promotion Operating Profits	Profits

First $50 million	30%
Greater than $50 million	40%

In addition, under the collaboration agreement, we also have rights to collaborate with Genentech on the development and commercialization of (1) anti-CD20 products that Genentech acquires or develops, which we refer to as New Anti-CD20 Products, and (2) anti-CD20 products that Genentech licenses from a third party, which we refer to as Third Party Anti-CD20 Products. Our collaboration rights for New Anti-CD20 Products are limited to the United States and our collaboration rights for Third Party Anti-CD20 Products are dependent upon Genentech’s underlying license rights. Currently, there is only one New Anti-CD20 Product, ocrelizumab, and only one Third Party Anti-CD20 Product, GA101. A joint development committee, or JDC, composed of three members from each company must unanimously approve a development plan for each specific indication of certain pharmaceutical products, and Genentech has responsibility for implementation of JDC approved development plans in accordance with the provisions of our collaboration agreement.

Our agreement with Genentech provides that the successful development and commercialization of the first New Anti-CD20 Product will decrease our percentage of co-promotion profits of the collaboration and that we will participate in Third Party Anti-CD20 Products on similar financial terms as for ocrelizumab. Refer to Footnote 13, Collaborations, in “Notes to Consolidated Financial Statements”, for a detailed discussion of the pretax co-promotion profit sharing formula for RITUXAN and New Anti-CD20 Products sold by us and Genentech following the approval date of the first New Anti-CD20 Product.

Currently, we record our share of expenses incurred for the development of New Anti-CD20 Products in research and development expense in our consolidated statement of income. After a New Anti-CD20 Product is approved, we will record our share of the development expenses related to that product as a reduction of our share of pretax co-promotion profits in revenues from unconsolidated joint business.

Under our collaboration agreement with Genentech, we will receive a lower royalty percentage of revenue from Genentech on sales by Roche and Zenyaku of New Anti-CD20 products, as compared to the royalty percentage of revenue on sales of RITUXAN.

Other Revenues

Our product line previously included ZEVALIN (ibritumomab tiuxetan), which is part of a treatment regimen for certain B-cell NHL, and AMEVIVE (alefacept), a treatment for certain psoriasis. We have sold or exclusively licensed the rights to these products to third parties and continue to receive royalty or supply agreement revenues based on those products. We also receive royalties on sales by our licensees of a number of other products covered under patents that we control.

Other revenues for the three and six months ended June 30, 2009 and 2008 were as follows (in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009		2008		2009		2008

Royalty revenues	$25.0	93.6%	$28.1	93.4%	$49.1	96.3%	$52.1	86.8%
Corporate partner revenues	1.7	6.4%	2.0	6.6%	1.9	3.7%	7.9	13.2%

Total other revenues	$26.7	100.0%	$30.1	100.0%	$51.0	100.0%	$60.0	100.0%

Royalty Revenues

For the three and six months ended June 30, 2009 as compared to the comparable periods in the prior year, royalty revenues decreased by 11.0% and 5.8%, respectively. These decreases were caused by an overall decline in royalties from sales of licensed product as well as the expiration of a license agreement, partially offset by increased sales of ANGIOMAX® (bivalirudin) licensed to The Medicines Company.

We receive revenues from royalties on sales by our licensees of a number of products covered under patents that we control. Our royalty revenues on sales of RITUXAN outside the United States are included in revenues from unconsolidated joint business in the accompanying consolidated statements of income. Our royalty revenues are dependent upon sales of licensed products which could vary significantly due to competition, manufacturing difficulties and other factors, including the timing and extent of major events such as new indication approvals or government sponsored programs. In addition, the expiration or invalidation of any underlying patents could reduce or eliminate the royalty revenues derived from such patents.

Our most significant source of royalty revenue is derived from sales of ANGIOMAX by The Medicines Company, or TMC. TMC sells ANGIOMAX in the United States, Europe, Canada, and Latin America for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty.

Royalty revenues related to the sales of ANGIOMAX are recognized in an amount equal to the level of net sales achieved during a calendar year multiplied by the royalty rate in effect under our royalty agreement with TMC. The royalty rate increases based upon the level of total net sales earned in any calendar year, and the increased rate is applied retroactively to the first dollar of net sales achieved during the year. This formula has the effect of increasing the amount of royalty revenue to be recognized in periods subsequent to the first period of each calendar year in which increased royalty revenues were recognized. Accordingly, an adjustment is recorded in the period in which a change in royalty rate has been achieved.

Under the terms of the royalty agreement, TMC is obligated to pay us royalties earned, on a country-by-country basis, until the later of (1) twelve years from the date of the first commercial sale of ANGIOMAX in such country and (2) the date upon which the product is no longer covered by a patent in such country. The annual royalty rate is reduced by a specified percentage in any country where the product is no longer covered by a patent and has been reduced to a certain volume-based market share. TMC began selling ANGIOMAX in the United States in January 2001. The principal U.S. patent that covers ANGIOMAX expires in March 2010. Marketing exclusivity is due to expire in September 2010, due to a grant of pediatric exclusivity. We expect a significant decrease in royalty revenues beginning in 2010.

Corporate Partner Revenues

Corporate partner revenues represent contract revenues, such as those generated by ZEVALIN and AMEVIVE, and license fees.

Costs and Expenses

Cost of Sales, Excluding Amortization of Acquired Intangible Assets

Costs of sales, excluding amortization of acquired intangible assets were as follows (in millions):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009		2008		2009		2008

Cost of product revenues	$90.1	99.3%	$91.2	98.7%	$187.1	99.0%	$190.9	98.8%
Cost of other revenues	0.6	0.7%	1.2	1.3%	1.8	1.0%	2.4	1.2%

Cost of sales, excluding amortization of intangible assets	$90.7	100%	$92.4	100.0%	$188.9	100%	$193.3	100.0%

Cost of product revenues for the three and six months ended June 30, 2009 totaled $90.1 million and $187.1 million, respectively, representing decreases of 1.2% and 2.0% as compared to the prior year comparative periods.

The $1.1 million decrease in cost of product revenues for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, was primarily due to decreased royalty payments, a decrease in write-offs for unmarketable inventory and decreased production costs resulting from the implementation of a new production process related to TYSABRI, partially offset by higher sales volume.

Cost of product revenues decreased $3.8 million for the six months ended June 30, 2009 as compared to the comparative period in the prior year. This decrease was primarily due to decreased royalty payments, and decreased production costs resulting from the implementation of a new production process for TYSABRI, partially offset by higher sales volume and an increase in write-offs for unmarketable inventory.

In April 2009, we received approval from the U.S. Food and Drug Administration, or FDA, of a process for the production of TYSABRI, known as a second generation high-titer process, which produces higher yields of TYSABRI than the process used prior to regulatory approval. The FDA approval of this new production process follows the approval granted by the European Medicines Agency, or EMEA, in December 2008.

During the three and six months ended June 30, 2009 we have charged cost of sales for write downs of $2.1 million and $11.5 million, respectively, in unmarketable inventory as compared to $5.5 million and $9.8 million during the prior year comparative periods.

Research and Development

We devote significant resources to research and development programs focusing our efforts on finding novel therapeutics in areas of high unmet medical need, both within our current core focus areas of neurology, oncology, immunology and cardiology as well as in new therapeutic areas. We dedicate resources to the development of new product candidates and, in some cases, to new applications of existing marketed products and late-stage product candidates. As of June 30, 2009, including our RITUXAN product candidates, we have 22 pipeline products in Phase 2 trials or beyond.

Research and development expenses consist of upfront fees and milestones paid to collaborators and expenses incurred in performing research and development activities including salaries and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, clinical research organizations, or CROs, and other outside expenses. Research and development expenses are expensed as incurred. The timing of upfront fees and milestone payments in the future may cause variability in future research and development expense. As discussed within Note 13, Collaborations, in “Notes to Consolidated Financial Statements”, Genentech incurs the majority of continuing development costs for RITUXAN. Expenses incurred by Genentech in the development of RITUXAN are not recorded as research and development expense, but rather reduce our share of co-promotion profits recorded as a component of unconsolidated joint business revenue.

Research and development expenses totaled $416.5 million and $695.9 million for the three and six months ended June 30, 2009, respectively, as compared to $252.3 million and $510.5 million for the prior year comparative periods. Included within research and development expenses for the three and six months ended June 30, 2009 were milestone and upfront payments made to our collaboration partners totaling $119.0 million and $129.0 million, respectively. Milestone and upfront payments included within research and development expense for the three and six months ended June 30, 2008 totaled $0.1 million and $10.6 million, respectively. The increase in expense for the three and six months ended June 30, 2009, as compared to the prior year comparative periods, is primarily attributable to the $110.0 upfront payment due to Acorda under the recent collaboration and license agreement.

Over the past few years, we have incurred significant expenditures related to developing new pharmaceutical products and exploring the utility of our existing products in treating disorders beyond those currently approved in their labels. Excluding our RITUXAN product candidates, we had 7 product indications in registration stage development as of June 30, 2009 as compared to 6 product indications as of June 30, 2008. Costs associated with registration stage clinical trials are, in most cases, more significant than those incurred in earlier stages of our pipeline; accordingly, the increase in research and development expense for the six months ended June 30, 2009 as compared to the prior year was partially related to the continued advancement of several of our registration stage programs, as well as the LINGO program for MS indications which recently transitioned into development. These increased costs were partially offset by a reduction in spending associated with the termination of Baminercept in RA in late 2008.

We expect that research and development expense, excluding milestone payments, will continue to increase in 2009, primarily due to greater investment in our registration stage clinical pipeline.

The following table lists our registrational trial product indications, excluding RITUXAN, as of June 30, 2009 and June 30, 2008:

		As of	As of
Product	Indication	June 30, 2009	June 30, 2008

BG-12	Relapsing MS	✓	✓

Anti-CD80 MAb (galiximab)	Relapsed NHL	✓	✓

Anti-CD23 MAb (lumiliximab)	Relapsed CLL	✓	✓

Humanized Anti-CD20 MAb (ocrelizumab)	RA	✓	✓
	Lupus nephritis	✓	✓

Lixivaptan	Hyponatremia, commonly seen in acute decompensated heart failure	✓	✓

PEGylated Interferon beta 1a	Relapsing MS	✓

In addition to the 7 registrational product indications included within the table above, the EMEA has communicated that Fampridine-SR is eligible to be submitted for a Marketing Authorization Application via the Agency’s Centralized Procedure as a new active substance.

Within our quarterly report on Form 10-Q for the period ended March 31, 2009, we included an ADENTRI® product candidate with an indication for the treatment of acute decompensated heart failure with renal insufficiency within our list of registrational trial product indications. However, based upon a recent review of this product indication with the FDA it was determined that this ADENTRI product candidate should more appropriately be classified as a product indication in the “Phase 2 and beyond” stage of development.

Selling, General and Administrative

Selling, general and administrative expenses are primarily comprised of salaries and benefits associated with sales and marketing, finance, legal and other administrative personnel; outside marketing and legal expenses; and other general and administrative costs.

Selling, general and administrative expenses totaled $220.8 million and $442.7 million, respectively, for the three and six months ended June 30, 2009, representing decreases of 10.1% and 4.1% over the prior year comparative periods. The decreases in selling, general and administrative expenses were primarily driven by the positive impact of foreign currency exchange rate changes and an increase in the amount of expense reimbursements from Elan as further described within Footnote 13, Collaborations.

We anticipate continued lower total selling, general, and administrative expenses during 2009 as compared to the amount incurred in 2008.

Collaboration Profit Sharing

Payments are made to Elan for their share of the rest of world net operating profits to effect an equal sharing of collaboration operating profit. These payments include the reimbursement of our portion of third-party royalties that Elan pays on behalf of the collaboration, relating to sales outside of the United States. These amounts are reflected in the collaboration profit sharing line in our consolidated statement of income. As rest of world sales of TYSABRI increase, our collaboration profit sharing expense will increase.

For the three and six months ended June 30, 2009, the collaboration profit sharing was $49.1 million and $91.9 million, respectively as compared to $33.4 million and $54.8 million during the comparable periods in the prior year.

The increases for both the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008 were due to the growth in TYSABRI rest of world sales and the resulting growth in the third-party royalties Elan paid on behalf of the collaboration. For the three and six months ended June 30, 2009, our collaboration profit sharing expense included $9.4 million and $17.5 million, respectively, related to the reimbursement of Elan’s royalty payments as compared to $7.3 million and $12.6 million during the prior year comparable periods.

Amortization of Acquired Intangible Assets

Our most significant intangible asset is the core technology related to our AVONEX product. We believe the economic benefit of our core technology is consumed as revenue is generated from our AVONEX product. An analysis of the anticipated product sales of AVONEX is performed annually during our long range planning cycle. The results of this forecast serve as the basis for the calculation of economic consumption for the core technology intangible assets.

Amortization of acquired intangible assets totaled $93.2 million and $182.5 million for the three and six months ended June 30, 2009, respectively, as compared to $72.9 million and $147.7 million, respectively, for the three and six months ended June 30, 2008. The increases in amortization, as compared to the prior year comparative periods, are primarily driven by changes in estimated future AVONEX revenues calculated during the long range planning cycle, which was most recently completed in the third quarter of 2008. The change in the estimate of the future AVONEX revenues is attributable to the expected impact of competitor products in future periods, including commercialization of our own internal pipeline product candidates.

Acquired In-Process Research and Development (IPR&D)

We did not record a charge related to acquired in-process research and development, or IPR&D, during the three and six months ended June 30, 2009, respectively, or during the three months ended June 30, 2008. In the six months ended June 30, 2008, we recorded an IPR&D charge of $25.0 million related to a HSP90-related milestone payment made to the former shareholders of Conforma Therapeutics, Inc., or Conforma, pursuant to the terms of our acquisition of Conforma in 2006.

Other Income (Expense), Net

Total other income (expense), net, consists of the following (in millions):

			For the
	For the		Six Months
	Three Months Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Interest income	$12.1	$15.3	$26.9	$38.2
Interest expense	(9.3)	(13.9)	(19.2)	(29.6)
Impairments of investments	(3.5)	(5.9)	(9.6)	(14.6)
Other, net	15.4	0.5	23.4	5.1

Total other income (expense), net	$14.7	$(4.0)	$21.5	$(0.9)

Interest Income

Interest income for the three and six months ended June 30, 2009 totaled $12.1 million and $26.9 million, respectively, representing decreases of 20.9% and 29.6% over the prior year comparative periods. These decreases were primarily due to lower yields on cash, cash equivalents, and marketable securities and due to a reallocation of our portfolio to increase the relative share of short-term and government issued securities.

Interest Expense

Interest expense for the three and six months ended June 30, 2009 totaled $9.3 million and $19.2 million, respectively, representing decreases of 33.1% and 35.1% over the prior year comparative periods. These decreases were primarily due to decreased average debt balances in 2009 as compared to 2008.

As discussed in Note 6, Financial Instruments, in the “Notes to Consolidated Financial Statements”, the carrying amount of the 6.875% Senior Notes increased $62.8 million upon the termination of certain interest rate swaps in December 2008. This amount is being amortized over the remaining life of the 6.875% Senior Notes using the effective interest rate method and is recognized as a reduction of interest expense. During the three and six months ended June 30, 2009, approximately $1.3 million and $2.6 million, respectively, was recorded as a reduction of interest expense.

Impairment on Investments

During the three and six months ended June 30, 2009, we recognized impairment losses of $3.5 million and $6.0 million, respectively, on our strategic investments and non-marketable securities. In addition, during the three and six months ended June 30, 2008, we recognized $3.0 million and $9.4 million, respectively, in charges for the impairment of strategic investments and non-marketable securities that were determined to be other-than-temporary.

No impairment losses were recognized through earnings related to available for sale securities during the three months ended June 30, 2009. For the six months ended June 30, 2009, we recognized $3.6 million in charges for the impairment of available for sale securities primarily related to mortgage and asset backed securities when we lacked the ability and intent to hold the securities to recovery.

For the three and six months ended June 30, 2008, we recognized $2.9 million and $5.2 million, respectively, in charges for the other-than-temporary impairment of available for sale securities primarily related to mortgage and asset backed securities.

Other, net

During the three and six months ended June 30, 2009, Other, net included net gains on foreign currency of $1.9 million and $7.4 million, respectively, and reflected $7.5 million and $11.9 million, respectively, in net realized gains on marketable securities. Other, net for the three and six months ended June 30, 2009 also included a $2.8 million gain recognized on the sale of two strategic equity investments.

Other, net for the three and six months ended June 30, 2008 included gains on sales of marketable securities of $0.6 million and $6.0 million, respectively. Other, net for the six months ended June 30, 2008 also included losses on foreign currency of $0.9 million and hedge ineffectiveness of $1.2 million, offset by a VAT refund of $3.8 million.

Income Tax Provision

Tax Rate

Our effective tax rate was 39.0% and 28.7% for the three and six months ended June 30, 2009, respectively, compared to 28.9% and 31.0% for the prior year comparative periods.

The effective tax rate for the six months ended June 30, 2009 was favorably impacted by changes in tax law that became effective during 2009 in certain state jurisdictions in which we operate. These changes required us to establish assets for certain tax credits and adjust certain deferred tax liabilities and reserves for uncertain tax positions, having a favorable effect of 5.5%. This favorable effect was offset by the impact of the Acorda transaction. There is no income tax benefit associated with the upfront payment made to Acorda, by a non-U.S. affiliate, which had a 7.5% and 2.3% unfavorable effect for the three and six months ended June 30, 2009, respectively. Refer to Note 13, Collaborations, in “Notes to Consolidated Financial Statements”, for additional information related to the Acorda transaction.

Our effective tax rate for the six months ended June 30, 2008 was favorably impacted by the restructuring of our operations in foreign jurisdictions as well as other activities.

We expect our effective tax rate for the full-year ending December 31, 2009 to be in a range of 30% to 32%. Refer to Note 11, Income Taxes, in “Notes to Consolidated Financial Statements” for detailed income tax rate reconciliation for the three and six months ended June 30, 2009 and 2008.

Financial Condition and Liquidity

Our financial condition is summarized as follows (in millions):

	As of	As of
	June 30,	December 31,
	2009	2008

Cash and cash equivalents	$786.8	$622.4
Marketable securities and loaned securities — current and non-current	$1,883.9	$1,640.4

Total cash and cash equivalents, marketable securities and loaned securities	$2,670.7	$2,262.8

Working capital	$1,940.4	$1,534.8
Outstanding borrowings — current and non-current	$1,100.3	$1,113.1

Our balances attributable to cash and cash equivalents, marketable securities and loaned securities, as of June 30, 2009, have increased by 18.0% as compared to balances as of December 31, 2008.

The increase in cash is primarily due to cash flows provided by operations of $529.3 million, partially offset by $71.7 million in purchases of property, plant and equipment, $57.6 million used to fund share repurchases and $35.2 million used to fund purchases of strategic investments.

Proceeds from sales and maturities of marketable securities totaled $1,637.6 million for the six months ended June 30, 2009, as compared to purchases of marketable securities of $1,869.4 million made during the same period.

Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments and other interest bearing marketable debt instruments in accordance with our investment policy. We mitigate credit risk in our cash reserves by maintaining a well diversified portfolio that limits the amount of investment exposure as to institution, maturity, and investment type. However, the value of these securities may be adversely affected by the instability of the global financial markets which could adversely impact our financial position and our overall liquidity.

As noted in Note 5, Fair Value Measurements, in “Notes to Consolidated Financial Statements,” a majority of our financial assets and liabilities have been classified as Level 2. The fair values of our foreign currency forward contracts, interest rate swaps, debt instruments and plan assets for deferred compensation are based on market inputs and have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. The pricing services use many inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates, other industry and economic events. We validate the prices provided by our third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, and analyzing pricing data in certain instances.

Our venture capital investments are the only assets where we used unobservable, or Level 3, inputs to determine the fair value. The underlying assets in these investments are initially measured at transaction prices and subsequently valued using the pricing of recent financing or by reviewing the underlying economic fundamentals and liquidation value of the companies. Venture capital investments represented approximately 0.2% and 0.3% of total assets as of June 30, 2009 and December 31, 2008, respectively.

While we believe the valuation methodologies are appropriate, the use of valuation methodologies is highly judgmental and changes in methodologies can have a material impact on the values of these assets, our financial position, and overall liquidity. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of June 30, 2009 or December 31, 2008.

We have financed our operating and capital expenditures principally through cash flows from our operations. We expect to finance our current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our operating, working capital, capital expenditure and debt service requirements for the foreseeable future. In addition, we plan to opportunistically pursue our stock repurchase program and other business initiatives, including acquisitions and licensing activities. However, we may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

Refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our 2008 annual report on Form 10-K and Part II, Item 1A: “Risk Factors” of this Form 10-Q for discussion of risks that could negatively impact our cash position and ability to fund future operations.

Working capital

As of June 30, 2009, our working capital, which we define as current assets less current liabilities, was $1,940.4 million, compared to $1,534.8 million as of December 31, 2008, an increase of $405.6 million or 26.4%. This increase primarily reflects the overall increase in balances attributable to cash and cash equivalents and marketable securities included within current assets and the overall reduction of current liabilities by $119.3 million. The reduction in current liabilities is primarily driven by a $141.7 million reduction in balances attributable to taxes payable, a $38.2 million decrease in accrued expenses and other liabilities, partially offset by the $110.0 million upfront payment due to Acorda, which is included within accounts payable.

Operating activities

Cash provided by operating activities is primarily driven by our earnings and changes in working capital. We expect cash provided from operating activities will continue to be our primary source of funds to finance operating needs and capital expenditures over the foreseeable future. Cash provided by operations was $529.3 million for the six months ended June 30, 2009, representing a decrease of 17.7% over the prior year comparative periods. This decrease is primarily due to the payment taxes payable and other liabilities during the second quarter 2009 as compared to the prior year comparative period.

Investing activities

Cash used in investing activities for the six months ended June 30, 2009 was $303.2 million as compared to cash provided by investing activities of $199.4 million during the same period in the prior year. The decrease is primarily due to an increase in purchases of marketable securities during the six months ended June 30, 2009, as compared to the same period in 2008, partially offset by a reduction in purchases of property, plant and equipment.

Purchases of property, plant and equipment decreased from $157.1 million for the six months ended June 30, 2008 to $71.7 million for the six months ended June 30, 2009. This decrease is primarily attributed to reduced capital expenditures as our Hillerød, Denmark manufacturing facility and certain other manufacturing upgrades near completion.

Financing activities

Cash used in financing activities for the six months ended June 30, 2009 was $63.8 million, as compared to $1,037.7 million during the six months ended June 30, 2008. This decrease is due, principally, to the repayment of our term loan facility of $1.5 billion in 2008, and a reduction in the amounts of our common stock repurchased as compared to the same period in 2008.

Borrowings

Our borrowings consist of the following (in millions):

	As of	As of
	June 30,	December 31,
	2009	2008

Current portion:
Notes payable to Fumedica	$10.5	$10.9
Credit line from Dompé	4.2	16.8

	$14.7	$27.7

Non-current portion:
6.000% Senior Notes due 2013	$449.6	$449.6
6.875% Senior Notes due 2018	605.7	608.2
Notes payable to Fumedica	17.6	27.6
Credit line from Dompé	12.7	—

	$1,085.6	$1,085.4

As of June 30, 2009 and December 31, 2008, Biogen-Dompé SRL, a consolidated joint venture, had loan balances of 12 million Euros for the equivalent of $16.9 million and $16.8 million, respectively, representing a line of credit from us and Dompé Farmaceutici SpA of 24 million Euros, half of which was eliminated for purposes of presenting our consolidated financial position as it is an intercompany loan. Borrowings under this line of credit were to be made equally between the partners, with any repayments paid in a similar manner. The loan was originally due June 1, 2009; however, a new loan was subsequently executed with a maturity date of December 1, 2011. The interest rate on the line of credit under the new agreements is determined at a rate of three month Euro LIBOR plus 150 basis points, reset quarterly and payable quarterly in arrears.

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

As of June 30, 2009, the notes payable to Fumedica have a present value of 30.3 million Swiss Francs ($28.1 million). The notes, which were entered into in connection with the settlement of various agreements associated with Fumedica, are non-interest bearing, have been discounted for financial statement presentation purposes and are being accreted at a rate of 5.75% and are payable in a series of payments over the period from 2008 to 2018.

In June 2007, we entered into a five-year $400.0 million senior unsecured revolving credit facility, which we may use for future working capital and general corporate purposes. The bankruptcy of Lehman Brothers Holdings Inc. has eliminated their $40.0 million commitment, thereby reducing the availability of the credit facility to $360.0 million. As of June 30, 2009 and December 31, 2008 we were in compliance with applicable covenants and there were no borrowings under this credit facility.

Share Repurchase Program

In October 2006, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. We utilize this program to stabilize the number of common shares outstanding and will from time to time purchase shares on the open market. During the six months ended June 30, 2009 and 2008, we repurchased approximately 1.2 million and 9.0 million shares of our common stock for $57.6 million and $559.8 million, respectively. As of June 30, 2009, we have up to 6.0 million shares available for repurchase under this program.

Contractual Obligations and Off-Balance Sheet Arrangements

As of June 30, 2009, we have funding commitments of up to approximately $27.6 million as part of our investment in biotechnology oriented venture capital investments.

Based on our development plans as of June 30, 2009, we have committed to make potential future milestone payments to third-parties of up to $1,576.9 million as part of our various collaborations including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of June 30, 2009, such contingencies have not been recorded in our financial statements. We anticipate that we may pay approximately $70.0 million of additional milestone payments during the remainder of 2009, provided the achievement of various developmental, regulatory or commercial milestones.

As of June 30, 2009, we have several clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to CROs. The contracts with CROs are generally cancellable, with notice, at our option. We have recorded $39.4 million of accrued expenses on our consolidated balance sheet for work done by CROs as of June 30, 2009. We have approximately $379.0 million in cancellable future commitments based on existing CRO contracts as of June 30, 2009.

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

As of June 30, 2009, we have approximately $136.7 million of long-term liabilities associated with uncertain tax positions.

Commitments

During 2008, we completed the first phase of our large-scale biologic manufacturing facility in Hillerød, Denmark, which included partial completion of a bulk manufacturing component, a labeling and packaging component, construction of a warehouse and installation of major equipment. We are proceeding with the second phase of the project, including the completion of the large scale bulk manufacturing component. As of June 30, 2009, we had contractual commitments of approximately $6.0 million related to the second phase. This project is expected to be ready for commercial production in 2010.

The timing of the completion and anticipated licensing of the bulk manufacturing facility is in part dependent upon the demand for our current and future products and the manufacturing capacity from our other facilities. See “Risk Factors — We may not achieve our desired return on our significant investment in a manufacturing facility currently under development.”

Legal Matters

Refer to Note 14, Litigation, in “Notes to Consolidated Financial Statements”, for a discussion of legal matters as of June 30, 2009.

New Accounting Standards

Refer to Note 16, New Accounting Pronouncements, in “Notes to Consolidated Financial Statements”, for a discussion of new accounting standards.

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

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2008. In response to the instability in the global financial markets, we have regularly reviewed our marketable securities holdings and reduced investments deemed to have increased risk. Apart from such adjustments to our investment portfolio, there have been no material changes in the first six months of 2009 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Securities Exchange Act) as of June 30, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

Refer to Note 14, Litigation, in “Notes to Consolidated Financial Statements” in Part I of this quarterly report on Form 10-Q, which is incorporated into this item by reference.

Item 1A.	Risk Factors

We are substantially dependent on revenues from our three principal products.

Our current and future revenues depend upon continued sales of our three principal products, AVONEX, RITUXAN and TYSABRI, which represented substantially all of our total revenues during the second quarter of 2009. Although we have developed and continue to develop additional products for commercial introduction, we expect to be substantially dependent on sales from these three products for many years. Any negative developments relating to any of these products, such as safety or efficacy issues, the introduction or greater acceptance of competing products or adverse regulatory or legislative developments may reduce our revenues and adversely affect our results of operations.

Market acceptance and successful sales growth of TYSABRI are important to our success.

TYSABRI is expected to drive additional revenue growth over the next several years. Achievement of anticipated sales growth of TYSABRI will depend upon its acceptance by the medical community and patients, which cannot be certain given the significant restrictions on use and the significant safety warnings in the label. Since the reintroduction of TYSABRI to the market in July 2006, we have disclosed cases of progressive multifocal leukoencephalopathy, or PML, a known side effect, in patients taking TYSABRI. If the incidence of PML exceeds the rate implied by the TYSABRI label, it could harm acceptance, limit sales or result in a withdrawal of TYSABRI from the market. Additional regulatory restrictions on the use of TYSABRI and safety-related labeling changes, whether as a result of additional cases of PML or otherwise, may significantly reduce expected revenues and require significant expense and management time to address the associated legal and regulatory issues, including enhanced risk management programs. In addition, as a relatively new entrant to a maturing MS market, TYSABRI sales may be more sensitive to additional new competing products. A number of such products are expected to be approved for use in MS in the coming years. If these products have a similar or more attractive overall profile in terms of efficacy, convenience and safety, future sales of TYSABRI could be limited. Failure to grow sales of TYSABRI would materially and adversely affect our growth and plans for the future.

Our long-term success depends upon the successful development and commercialization of other product candidates.

Our long-term viability and growth will depend upon the successful development and commercialization of other products from our research and development activities. Product development and commercialization are very expensive and involve a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in early stage clinical trials or preclinical work does not ensure that later stage or larger scale clinical trials will be successful. Even if later stage clinical trials are successful, regulatory authorities may disagree with our view of the data or require additional studies.

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

Our product pipeline includes several small molecule drug candidates. Our small-molecule drug discovery platform is not as well developed as our biologics platform and we will have to make a significant investment of time and resources to expand our capabilities in this area. Currently, third party manufacturers supply substantially all of our clinical requirements for small molecules. If these manufacturers fail to deliver sufficient quantities of such drug candidates in a timely and cost-effective manner, it could adversely affect our small molecule drug discovery efforts. If we decide to manufacture clinical or commercial supplies of any small molecule drugs in our own facilities, we will need to invest substantial additional funds and recruit qualified personnel to develop our small molecule manufacturing capabilities.

Adverse safety events can negatively affect our assets, product sales, operations, products in development and stock price.

Even after we receive marketing approval for a product, adverse event reports may have a negative impact on our commercialization efforts. Later discovery of safety issues with our products that were not known at the time of their approval by the U.S. Food and Drug Administration, or FDA, could cause product liability events, additional regulatory scrutiny and requirements for additional labeling, withdrawal of products from the market and the imposition of fines or criminal penalties. Any of these actions could result in, among other things, material write-offs of inventory and impairments of intangible assets, goodwill and fixed assets. In addition, the reporting of adverse safety events involving our products and public rumors about such events could cause our stock price to decline or experience periods of volatility.

If we fail to compete effectively, our business and market position would suffer.

The biotechnology and pharmaceutical industry is intensely competitive. We compete in the marketing and sale of our products, the development of new products and processes, the acquisition of rights to new products with commercial potential and the hiring and retention of personnel. We compete with biotechnology and pharmaceutical companies that have a greater number of products on the market and in the product pipeline, greater financial and other resources and other technological or competitive advantages. One or more of our competitors may receive patent protection that dominates, blocks or adversely affects our product development or business, may benefit from significantly greater sales and marketing capabilities, and may develop products that are accepted more widely than ours. The introduction of more efficacious, safer, cheaper, or more convenient alternatives to our products could reduce our revenues and the value of our product development efforts. Potential governmental action in the future could provide a means for competition from developers of follow-on biologics, which could compete on price and differentiation with products that we now or could in the future market.

In addition to competing directly with products that are marketed by substantial pharmaceutical competitors, AVONEX, RITUXAN and TYSABRI also face competition from off-label uses of drugs approved for other indications. Some of our current competitors are also working to develop alternative formulations for delivery of their products, which may in the future compete with ours.

We depend, to a significant extent, on reimbursement from third party payors and a reduction in the extent of reimbursement could reduce our product sales and revenue.

Sales of our products are dependent, in large part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other organizations. Changes in government regulations or private third-party payors’ reimbursement policies may reduce reimbursement for our products and adversely affect our future results.

In the United States, at both the federal and state levels, the government regularly proposes legislation to reform healthcare and its cost, and such proposals have received increasing political attention. Congress is considering legislation to reform the U.S. healthcare system by reducing the number of uninsured and underinsured individuals and making other changes. While healthcare reform may increase the number of patients who have insurance coverage for our products, it may also include changes that adversely affect reimbursement for our products. Congress is also considering legislation to increase the amount of rebates that manufacturers pay for coverage of their drugs by Medicare and Medicaid programs and to facilitate the importation of lower-cost prescription drugs that are marketed outside the United States. Some states are considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.

We encounter similar regulatory and legislative issues in most other countries. In the E.U. and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. This international system of price regulations may lead to inconsistent prices. Within the E.U. and in other countries, the availability of our products in some markets at lower prices undermines our sales in some markets with higher prices. Additionally, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets. This may create the opportunity for the third party cross border trade previously mentioned or influence our decision to sell or not to sell the product thus affecting our geographic expansion plans.

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

Collaborations between companies on products or programs are a common business practice in the biotechnology industry. Out-licensing typically allows a partner to collect up front payments and future milestone payments, share the costs of clinical development and risk of failure at various points, and access sales and marketing infrastructure and expertise in exchange for certain financial rights to the product or program going to the in-licensing partner. In addition, the obligation of in-licensees to pay royalties or share profits generally terminates upon expiration of the related patents. We have a number of collaborators and partners, and have both in-licensed and out-licensed several products and programs. These collaborations are subject to several risks:

•	we are not fully in control of the royalty or profit sharing revenues we receive from collaborators, which may be adversely affected by patent expirations, pricing or health care reforms, other legal and regulatory developments, failure of our partners to comply with applicable laws and regulatory requirements, the introduction of competitive products, and new indication approvals which may affect the sales of collaboration products;

•	where we co-promote and co-market products with our collaboration partners, any failure on their part to comply with applicable laws in the sale and marketing of our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings; and

•	collaborations often require the parties to cooperate, and failure to do so effectively could have an adverse impact on product sales by our collaborators and partners, and could adversely affect the clinical development of products or programs under joint control.

In addition, under our collaboration agreement with Genentech, the successful development and commercialization of the first anti-CD20 product acquired or developed by Genentech will decrease our percentage of the collaboration’s co-promotion profits.

If we do not successfully execute our growth initiatives through the acquisition, partnering and in-licensing of products, technologies or companies, our future performance could be adversely affected.

We anticipate growing through internal development projects as well as external growth opportunities, which include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. The availability of high quality opportunities is limited and we are not certain that we will be able to identify suitable candidates or complete transactions on terms that are acceptable to us. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. The availability of such financing is limited by the recent tightening of the global credit markets. In addition, even if we are able to successfully identify and complete acquisitions, we may not be able to integrate them or take full advantage of them and therefore may not realize the benefits that we expect. In addition, third parties may be more reluctant to partner with us due to the uncertainty created by the presence on our Board of Directors of two individuals nominated by certain entities affiliated with Carl Icahn that have advocated for a sale or break-up of the company. If we are unsuccessful in our external growth program, we may not be able to grow our business significantly and we may incur asset impairment charges as a result of acquisitions that are not successful.

If we fail to comply with the extensive legal and regulatory requirements affecting the healthcare industry, we could face increased costs, penalties and a loss of business.

Our activities, and the activities of our collaborators and third party providers, are subject to extensive government regulation and oversight both in the United States and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. States increasingly have been placing greater restrictions on the marketing practices of healthcare companies. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state healthcare business, submission of false claims for government reimbursement, antitrust violations, or violations related to environmental matters. Violations of governmental regulation may be punishable by criminal and civil sanctions, including fines and civil monetary penalties and exclusion from participation in government programs, including Medicare and Medicaid. In addition to penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business.

If we fail to meet the stringent requirements of governmental regulation in the manufacture of our products, we could incur substantial remedial costs and a reduction in sales.

We and our third party providers are generally required to maintain compliance with current Good Manufacturing Practice, or cGMP, and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. In addition, the FDA must approve any significant changes to our suppliers or manufacturing methods. If we or our third party service providers cannot demonstrate ongoing cGMP compliance, we may be required to withdraw or recall product and interrupt commercial supply of our products. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions. This non-compliance could increase our costs, cause us to lose revenue or market share and damage our reputation.

Changes in laws affecting the healthcare industry could adversely affect our revenues and profitability.

We and our collaborators and third party providers operate in a highly regulated industry. As a result, governmental actions may adversely affect our business, operations or financial condition, including:

•	new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, method of delivery and payment for health care products and services;

•	changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products;

•	new laws, regulations and judicial decisions affecting pricing or marketing practices; and

•	changes in the tax laws relating to our operations.

The enactment in the United States of the Deficit Reduction Act of 2005, possible legislation which could ease the entry of competing follow-on biologics in the marketplace, new legislation or implementation of existing statutory provisions on importation of lower-cost competing drugs from other jurisdictions, and legislation on comparative effectiveness research are examples of previously enacted and possible future changes in laws that could adversely affect our business. In addition, the Food and Drug Administration Amendments Act of 2007 included new authorization for the FDA to require post-market safety monitoring, along with an expanded clinical trials registry and clinical trials results database, and expanded authority for FDA to impose civil monetary penalties on companies that fail to meet certain commitments.

Problems with manufacturing or with inventory planning could result in our inability to deliver products, inventory shortages or surpluses, product recalls and increased costs.

We manufacture and expect to continue to manufacture our own commercial requirements of bulk AVONEX and TYSABRI. Our products are difficult to manufacture and problems in our manufacturing processes can occur, resulting in product defects or contamination, shipment delays and recalls. Biologics manufacturing is extremely susceptible to product loss due to contamination, equipment failure, or vendor or operator error. In addition, microbial or viral contamination may cause the closure of a manufacturing facility for an extended period of time. Any of these events could result in inventory write-offs and impair our ability to expand into new markets or supply products in existing markets. In the past, we have had to write down and incur other charges and expenses for products that failed to meet specifications. Similar charges may occur in the future.

We rely solely on our manufacturing facility in Research Triangle Park, North Carolina, or RTP, for the production of TYSABRI. Our global supply of TYSABRI depends on the uninterrupted and efficient operation of this facility, which could be adversely affected by equipment failures, labor shortages (whether as a result of pandemic flu outbreak or otherwise), natural disasters, power failures and numerous other factors. If we are unable to meet demand for TYSABRI for any reason, we would need to rely on a limited number of qualified third party contract manufacturers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers or that the FDA would approve our use of such manufacturers on a timely basis, if at all. Moreover, the transition of our manufacturing process to a third party could take a significant amount of time. Conversely, lower than expected demand for our products, including suspension of sales, or a change in product mix may result in less than optimal utilization of our manufacturing facilities and lower inventory turnover, which could result in abnormal manufacturing variance charges, facility impairment charges and charges for excess and obsolete inventory.

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

Sales of our products are dependent on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations. As a result of the current credit and financial market conditions, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, federal and state health authorities may reduce Medicare and Medicaid reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could reduce our product sales and revenue.

We rely on third parties for several important aspects of our business, including portions of our product manufacturing, royalty revenue, clinical development of future collaboration products, conduct of clinical trials, and raw materials. Such third parties may be unable to satisfy their commitments to us due to the recent tightening of global credit, which would adversely affect our business.

Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of amounts that have been accrued.

As a global biotechnology company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of the countries, states and other jurisdictions in which we operate. Our effective tax rate, however, may be lower or higher than experienced in the past due to numerous factors, including a change in the mix of our profitability from country to country, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an adverse effect on our business and results of operations. In addition, unfavorable results of audits of our tax filings, our inability to secure or sustain arrangements with tax authorities, and previously enacted and future changes in tax laws in jurisdictions in which we operate, among other things, may cause us to be obligated to accrue for future tax payments in excess of amounts accrued in our financial statements.

The Obama administration recently announced several proposals to reform United States tax rules, including proposals that may reduce or eliminate the deferral of United States income tax on our unrepatriated earnings, potentially requiring those earnings to be taxed at the United States federal income tax rate, reduce or eliminate our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the United States. Our future reported financial results may be adversely affected by tax rule changes which restrict or eliminate our ability to claim foreign tax credits or deduct expenses attributable to foreign earnings, or otherwise affect the treatment of our unrepatriated earnings.

We may not achieve our desired return on our significant investment in a manufacturing facility currently under development.

We are in the final stages of completing a large-scale biologic manufacturing facility in Hillerød, Denmark. We have already made a significant investment in this project and we may incur substantial additional costs to make this facility ready for production.

Although the facility may be completed in 2010, we could experience delays in the completion or licensing of the facility. In addition, lower than expected demand for our current or future products or an increase in our manufacturing capacity from other facilities may result in more capacity than is necessary for future production. If any of these events occur, we would likely recognize an impairment in the value of the facility, which could have a material adverse effect on our results of operations.

The growth of our business depends on our ability to attract and retain qualified personnel and key relationships.

The achievement of our commercial, research and development and external growth objectives depends upon our ability to attract and retain qualified scientific, manufacturing, sales and marketing and executive personnel and develop and maintain relationships with qualified clinical researchers and key distributors. Competition for these people and relationships is intense and comes from a variety of sources, including pharmaceutical and biotechnology companies, universities and non-profit research organizations. In addition, it may be more difficult for us to attract and retain these people and relationships due to the uncertainty created by the presence on our Board of Directors of two individuals nominated by certain entities affiliated with Carl Icahn that have advocated for a sale or break-up of the company.

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

In addition, our international operations are subject to regulation under U.S. law. For example, the Foreign Corrupt Practices Act, or FCPA, prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. In many countries, the healthcare professionals we regularly interact with may meet the definition of a foreign official for purposes of the FCPA. Failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, and the imposition of civil or criminal sanctions.

The recent election of two directors nominated by an activist shareholder, and the possibility that additional shareholder-nominated directors could be elected in the future, could cause uncertainty about the direction of our business.

During 2008 and 2009, proxy contests commenced by entities affiliated with Carl Icahn resulted in the 2009 election of two of the Icahn nominees to our Board of Directors. In the 2009 proxy contest, the Icahn entities proposed a strategic direction that is inconsistent with our strategic plan. If there is dissension among our directors about the direction of our business, it could impair our ability to effectively execute our strategic plan. In addition, perceived uncertainties as to our future direction may result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners.

These proxy contests have also been disruptive to our operations and have caused us to incur substantial costs. The SEC has recently proposed to give shareholders the ability to include their director nominees and their proposals relating to a shareholder nomination process in company proxy materials, which would make it easier for activists to nominate directors to our Board of Directors. If the SEC implements its proxy access proposal, we may face an increase in the number of shareholder nominees for election to our Board of Directors. Future proxy contests and the presence of additional shareholder activist nominees on our Board of Directors could impair our ability to execute our strategic plan and be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees.

Our operating results are subject to significant fluctuations.

Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the timing of charges and expenses that we may take. In recent periods, for instance, we have recorded charges that include:

•	impairments that we are required to take with respect to investments;

•	impairments that we are required to take with respect to fixed assets, including those that are recorded in connection with the sale of fixed assets;

•	inventory write-downs for failed quality specifications, charges for excess or obsolete inventory and charges for inventory write downs relating to product suspensions;

•	milestone payments under license and collaboration agreements;

•	payments in connection with acquisitions and other business development activity; and

•	the cost of restructurings.

Our revenues are also subject to foreign exchange rate fluctuations due to the global nature of our operations. We recognize foreign currency gains or losses arising from our operations in the period in which we incur those gains or losses. Although we have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies, our efforts to reduce currency exchange losses may not be successful. As a result, currency fluctuations among our reporting currency, the U.S. dollar, and the currencies in which we do business will affect our operating results, often in unpredictable ways. Additionally, our net income may fluctuate due to the impact of charges we may be required to take with respect to foreign currency hedge transactions. In particular, we may incur higher charges from hedge ineffectiveness than we expect or from the termination of a hedge relationship.

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

We have filed numerous patent applications in the United States and various other countries seeking protection of the processes, products and other inventions originating from our research and development. Patents have been issued on many of these applications. We have also obtained rights to various patents and patent applications under licenses with third parties, which provide for the payment of royalties by us. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the United States and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. Our patents may not afford us substantial protection or commercial benefit. Similarly, our pending patent applications or patent applications licensed from third parties may not ultimately be granted as patents and we may not prevail if patents that have been issued to us are challenged in court. In addition, pending legislation to reform the patent system and court decisions or patent office regulations that place additional restrictions on patent claims or that facilitate patent challenges could also reduce our ability to protect our intellectual property rights. If we cannot prevent others from exploiting our inventions, we will not derive the benefit from them that we currently expect.

If our products infringe the intellectual property rights of others, we may incur damages and be required to incur the expense of obtaining a license.

A substantial number of patents have already been issued to other biotechnology and pharmaceutical companies. To the extent that valid third party patent rights cover our products or services, we or our strategic collaborators would be required to seek licenses from the holders of these patents in order to manufacture, use or sell these products and services, and payments under them would reduce our profits from these products and services. We are currently unable to assess the extent to which we may wish or be required to acquire rights under such patents and the availability and cost of acquiring such rights, or whether a license to such patents will be available on acceptable terms or at all. There may be patents in the United States or in foreign countries or patents issued in the future that are unavailable to license on acceptable terms. Our inability to obtain such licenses may hinder our ability to manufacture and market our products.

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

There has been, and we expect that there may continue to be, significant litigation in the industry regarding patents and other intellectual property rights. Litigation and administrative proceedings concerning patents and other intellectual property rights may be protracted, expensive and distracting to management. Competitors may sue us as a way of delaying the introduction of our products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners may be costly and time consuming and could harm our business. We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights, or, conversely, hinder our ability to manufacture and market our products.

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

Our portfolio of marketable securities is significant and subject to market, interest and credit risk that may reduce its value.

We maintain a significant portfolio of marketable securities. Changes in the value of this portfolio could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades in the corporate bonds and other securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the mortgage and asset-backed securities included in our portfolio, and other factors. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks by investing in high quality securities and continuously monitoring our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

Our level of indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

As of June 30, 2009, we had $1,100.3 million of outstanding indebtedness, and we may incur additional debt in the future. Our level of indebtedness could adversely affect our business by, among other things:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts and mergers and acquisitions; and

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a competitive disadvantage compared to our competitors that may have less debt.

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

Several factors might discourage a takeover attempt that could be viewed as beneficial to stockholders who wish to receive a premium for their shares from a potential bidder. For example:

•	we are subject to Section 203 of the Delaware General Corporation Law, which provides that we may not enter into a business combination with an interested stockholder for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in the manner prescribed in Section 203;

•	our board of directors has the authority to issue, without a vote or action of stockholders, up to 8,000,000 shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of common stock;

•	our collaboration agreement with Elan provides Elan with the option to buy the rights to TYSABRI in the event that we undergo a change of control, which may limit our attractiveness to potential acquirers;

•	our amended and restated collaboration agreement with Genentech provides that, in the event we undergo a change of control, within 90 days Genentech may present an offer to us to purchase our rights to RITUXAN. If a change of control were to occur in the future and Genentech were to present an offer for the RITUXAN rights, we must either accept Genentech’s offer or purchase Genentech’s rights to RITUXAN on the same terms as its offer. If Genentech presents such an offer, then they will be deemed concurrently to have exercised a right, in exchange for a royalty on net sales in the United States of any anti-CD20 product acquired or developed by Genentech or any anti-CD20 product that Genentech licenses from a third party that is developed under the agreement, to purchase our interest in each such product;

•	our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year; and

•	advance notice is required for nomination of candidates for election as a director and for proposals to be brought before an annual meeting of stockholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 13, 2006 the Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. The repurchased stock will provide us with authorized shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program does not have an expiration date. We publicly announced the repurchase program in our press release dated October 31, 2006, which was furnished to the SEC as Exhibit 99.1 of our Current Report on Form 8-K filed on October 31, 2006. We did not repurchase any shares pursuant to this program during the three months ended June 30, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

On June 3, 2009, we held our Annual Meeting of Stockholders. On June 10, 2009, the independent inspector of election for the meeting certified that our stockholders took the following actions:

(a) Our stockholders elected Alexander J. Denner, Richard C. Mulligan, Robert W. Pangia, and William D. Young as directors to serve for a three year term ending at the 2012 Annual Meeting of Stockholders and until their successors are duly elected and qualified. Lawrence C. Best and Alan B. Glassberg were not re-elected. The votes cast with respect to each nominee are set forth below.

	Votes For	Votes Withheld

Biogen Idec Nominees
Lawrence C. Best	82,474,873	10,928,858
Alan B. Glassberg	112,365,864	2,624,789
Robert W. Pangia	116,629,677	3,660,976
William D. Young	115,933,988	4,356,665
Icahn Entities’ Nominees
Alexander J. Denner	138,986,425	4,075,019
Thomas F. Deuel	64,920,155	51,254,367
Richard C. Mulligan	114,277,261	7,197,261
David Sidransky	67,402,304	48,772,218

In addition, the terms of office of each of the following directors continued after the meeting: Marijn E. Dekkers, Nancy L. Leaming, James C. Mullen, Stelios Papadopoulos, Cecil B. Pickett, Brian S. Posner, Bruce R. Ross, Lynn Schenk, and Phillip A. Sharp.

(b) Our stockholders ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2009, with 226,852,589 votes for, 9,381,001 votes against and 231,582 abstentions.

(c) Our stockholders approved amendments to our bylaws to change the voting standard for the election of directors in uncontested elections from a plurality standard to a majority standard, with 235,293,584 votes for, 947,663 votes against and 223,925 abstentions.

(d) Our stockholders did not approve a proposal from certain entities affiliated with Carl Icahn (the “Icahn Entities”) to amend our bylaws to fix the size of the Board of Directors at 13 members and remove the Board’s ability to change the size of the Board, with 139,110,753 votes for, 93,368,495 votes against and 3,985,070 abstentions.

(e) Our stockholders did not approve a proposal from the Icahn Entities requesting that our Board of Directors take the necessary steps to propose for stockholder approval that we reincorporate from Delaware to North Dakota and elect to be subject to the North Dakota Publicly Traded Corporations Act, with 23,179,710 votes for, 212,549,970 votes against and 735,487 abstentions.

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

BIOGEN IDEC INC.

/s/  Paul J. Clancy
Paul J. Clancy
Executive Vice President and Chief
Financial Officer

July 16, 2009

EXHIBIT INDEX

Exhibit
Number*		Description of Exhibit

3	.1+	Second Amended and Restated Bylaws, as amended.
10	.1+	Consulting Agreement between Eidetica Biopharma GmBH and Hans Peter Hasler dated April 30, 2009.
10	.2+	Director Agreement between Biogen Idec International B.V. and Hans Peter Hasler dated April 30, 2009.
10	.3+	Annual Retainer Summary for Board of Directors
31	.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	++	The following materials from Biogen Idec Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Unless otherwise indicated, exhibits were previously filed with the Securities and Exchange Commission under Commission File Number 0-19311 and are incorporated herein by reference.

+	Filed herewith

++	Furnished herewith