Form 10-K
period 2009-12-31
BIOGEN IDEC INC.
filed 2010-02-09
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $13,005,469,098.

As of February 5, 2010, the registrant had 269,601,262 shares of common stock, $0.0005 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

BIOGEN IDEC INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2009

NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements do not relate strictly to historical or current facts and they may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	the anticipated level, mix and timing of future product sales, royalty revenues, milestone payments, expenses, liabilities, contractual obligations and amortization of intangible assets;

•	the growth trends for TYSABRI and our ability to improve the benefit-risk profile of TYSABRI;

•	the assumed remaining life of the core technology relating to AVONEX;

•	the markets for our products;

•	competitive conditions and the development, timing and impact of competitive products;

•	the incidence, timing, outcome and impact of litigation, proceedings related to patents and other intellectual property rights, tax assessments and other legal proceedings;

•	our effective tax rate for future periods, our ability to realize the benefits of our deferred tax assets and the treatment of our undistributed foreign earnings of our non-U.S. subsidiaries;

•	the timing and impact of accounting standards;

•	the design, costs, development and timing of therapeutic areas and indications targeted by programs in our clinical pipeline;

•	the outcome and impact of healthcare reform efforts;

•	the timing and outcome of regulatory filings and meetings with regulatory authorities;

•	our ability to finance our operations, meet our manufacturing needs and source funding for such activities;

•	the impact that our Weston facility will have on our operating expenses and the timing of occupancy;

•	the status, intended use and financial impact of our manufacturing facilities;

•	our share repurchase programs;

•	the drivers for growing our business; and

•	our plans to expend additional funds and resources on external business development and research opportunities.

These forward-looking statements are based on our current beliefs and expectations and involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Important factors that could cause actual results to differ from our expectations and could negatively impact our financial position and results of operations are discussed in the “Risk Factors” section of this report and elsewhere in this report.

Forward-looking statements, like all statements in this report, speak only as of the date of this report, unless another date is indicated. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

NOTE REGARDING COMPANY AND PRODUCT REFERENCES

Throughout this report, “Biogen Idec,” “we,” “us” and “our” refer to Biogen Idec Inc. and its consolidated subsidiaries, “RITUXAN” refers to both RITUXAN (the trade name for rituximab in the U.S., Canada and Japan) and MabThera (the trade name for rituximab outside the U.S., Canada and Japan), and “ANGIOMAX” refers to both ANGIOMAX (the trade name for bivalirudin in the U.S., Canada and Latin America) and ANGIOX (the trade name for bivalirudin in Europe).

NOTE REGARDING TRADEMARKS

AVONEX®, RITUXAN® and ADENTRI® are registered trademarks, and FUMADERMtm is a trademark of Biogen Idec Inc. or its subsidiaries. TYSABRI® and TOUCH® are registered trademarks of Elan Pharmaceuticals, Inc.;. The following are trademarks of the respective companies listed:
ACTEMRA® — Chugai Seiyaku Kabushiki Kaisha; AMPYRATM — Acorda Therapeutics, Inc.; ANGIOMAX® and ANGIOX® — The Medicines Company; ARZERRATM — Glaxo Group Limited; BETASERON® and BETAFERON® — Bayer Schering Pharma AG; CAMPATH® — Genzyme Corporation; CIMZIA® — UCB Pharma, S.A.; COPAXONE® — Teva Pharmaceutical Industries Limited; ENBREL® — Immunex Corporation; EXTAVIA® — Novartis AG; HUMIRA® — Abbott Biotechnology Ltd.; ONCOVINTM — Eli Lilly and Company; ORENCIA® — Bristol-Myers Squibb Company; REBIF® — Ares Trading S.A.; REMICADE® — Centocor Ortho Biotech Inc.; SIMPONITM — Johnson & Johnson; and TREANDA® — Cephalon, Inc.

NOTE REGARDING REFERENCES TO THE CODIFICATION

In June 2009, the Financial Accounting Standards Board (FASB), issued the FASB Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification became the single source for all authoritative generally accepted accounting principles (GAAP), recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and did not impact our financial position or results of operations; however the Codification does change the way we refer to GAAP within our financial statements.

PART I

Item 1.	Business

Overview

Biogen Idec is a global biotechnology company that creates new standards of care in therapeutic areas with high unmet medical needs. Our business strategy is focused on discovering and developing first-in-class or best-in-class products that we can deliver to specialty markets globally. Patients worldwide benefit from Biogen Idec’s significant products that address medical needs in the areas of neurology, oncology and immunology.

Marketed Products

We have four therapeutic products on the market, which are summarized in the table below.

		Revenues to Biogen Idec (in millions)
Product	Summary of Approved Indications	2009	2008	2007

AVONEX (interferon beta-1a)	Multiple sclerosis	$2,322.9	$2,202.6	$1,867.8

RITUXAN (rituximab)	Non-Hodgkin’s lymphoma Rheumatoid arthritis	$1,094.9	$1,128.2	$926.1

TYSABRI (natalizumab)	Multiple sclerosis Crohn’s disease	$776.0	$588.6	$229.9

FUMADERM (dimethylfumarate and monoethylfumarate salts)	Psoriasis	$49.6	$43.4	$21.5

Additional financial information about our product revenues, other revenues and geographic areas in which we operate is set forth in our Consolidated Financial Statements and in Note 20, Segment Information to our Consolidated Financial Statements.

Research and Development

We devote significant resources to research and development programs and external business development opportunities. We intend to focus our research and development efforts on finding novel therapeutics in areas of high unmet medical need within our core and emergent focus areas of neurology, oncology, immunology, cardiopulmonary and hemophilia.

In 2009, 2008 and 2007, our research and development costs totaled $1,283.1 million, $1,072.1 million and $925.2 million, respectively. We incurred charges associated with acquired in-process research and development of $25.0 million and $84.2 million in 2008 and 2007 respectively. No acquired in-process research and development charges were incurred in 2009.

CEO Retirement

On January 4, 2010, we announced that James C. Mullen will retire as our President and Chief Executive Officer on June 8, 2010, and will retire from our Board of Directors upon the completion of his current term as a director at our 2010 Annual Meeting of Stockholders. We entered into a transition agreement with Mr. Mullen on January 4, 2010, which is filed as an exhibit to this report. Under the transition agreement, we agreed with Mr. Mullen (1) to continue to pay Mr. Mullen’s current base salary of $1.2 million through June 8, 2010, (2) to pay Mr. Mullen a bonus for 2009 calculated as 125% of his 2009 base salary of $1.2 million multiplied by our corporate multiplier for 2009 determined based on our achievement of goals established at the beginning of 2009, (3) to pay Mr. Mullen a bonus for 2010 calculated as 125% of his prorated base salary, (4) to vest all of Mr. Mullen’s unvested equity awards on the date of his retirement, (5) to allow Mr. Mullen to exercise his vested stock options until June 8, 2013 or their expiration, whichever is earlier, and (6) that if we make a public announcement of a transaction that constitutes a change in control prior to June 8, 2010, Mr. Mullen will be entitled to a severance payment in the amount of three times the sum of his annual base salary and target bonus and a related tax payment provided under his employment agreement upon consummation of the transaction. We have initiated a search for Mr. Mullen’s successor.

Available Information

We were formed as a California corporation in 1985 and became a Delaware corporation in 1997. Our principal executive offices are located at 14 Cambridge Center, Cambridge, Massachusetts 02142 and our telephone number is (617) 679-2000. Our website address is www.biogenidec.com. We make available free of charge through the Investor Relations section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website. The contents of our website are not incorporated into this filing.

Marketed Products

Our marketed products address the following diseases: multiple sclerosis (MS); non-Hodgkin’s lymphoma (NHL); rheumatoid arthritis (RA); Crohn’s disease (CD); and psoriasis. As part of our ongoing development efforts, we are also seeking to expand our marketed products into other diseases, such as Antineutrophil cytoplasmic antibodies (ANCA) associated vasculitis, chronic lymphocytic leukemia (CLL), and ulcerative colitis. The approved indications for, and ongoing development of, our marketed products are summarized in the table below. Drug development involves a high degree of risk, and the status, timing and scope of our clinical trials, drug approvals and applications for approval are subject to change. Important factors that could adversely affect our drug development efforts are discussed in the “Risk Factors” section of this report.

	Approved or		Development or
Product	Targeted Indications	Status	Marketing Collaborators

AVONEX	Relapsing MS	Approved in U.S. and numerous other countries worldwide	None

	Ulcerative colitis	Phase 2	None

RITUXAN(1)	NHL	Approved in U.S. and numerous other countries worldwide	Roche Group and its sublicensees

	RA	Approved in U.S. and numerous other countries worldwide	Roche Group and its sublicensees

	CLL	In U.S. registration	Roche Group and its sublicensees

	ANCA-associated vasculitis	Phase 2/3	Roche Group (Our rights are limited to U.S.)

TYSABRI(2)	Relapsing MS	Approved in U.S. and numerous other countries worldwide	Elan Pharmaceuticals

	CD	Approved in U.S.	Elan Pharmaceuticals

FUMADERM	Severe psoriasis	Approved in Germany	None

(1)	RITUXAN is indicated for the treatment of (1)(a) relapsed or refractory, low-grade or follicular, CD20-positive, B-cell NHL as a single agent, (b) previously untreated follicular, CD20-positive, B-cell NHL in combination with cyclophosphamide, vincristine and prednisone (CVP) chemotherapy, (c) non-progressing (including stable disease), low-grade, CD20-positive, B-cell NHL, as a single agent, after first-line CVP chemotherapy, and (d) previously untreated diffuse large B-cell, CD20-positive NHL in combination with cyclophosphamide, doxorubicin, Oncovin and prednisone or other anthracycline-based chemotherapy regimens and (2) moderately- to severely-active RA, in combination with methotrexate, in adult patients who have inadequate response to one or more tumor necrosis factor (TNF) antagonist therapies.

(2)	TYSABRI is indicated for the treatment of (1) relapsing MS as a monotherapy and (2) moderately to severely active CD with evidence of inflammation with an inadequate response to or inability to tolerate conventional CD therapies and TNF inhibitors.

AVONEX

AVONEX is one of the leading therapeutic products for relapsing forms of MS with over 135,000 patients currently using AVONEX. MS is a progressive neurological disease in which the body loses the ability to transmit messages along nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing MS experience an uneven pattern of disease progression characterized by periods of stability that are interrupted by flare-ups of the disease after which the patient returns to a new baseline of functioning. AVONEX is a recombinant form of the interferon beta protein produced in the body in response to viral infection. AVONEX has been shown in clinical trials in relapsing MS both to slow the accumulation of disability and to reduce the frequency of flare-ups.

2009 Developments

•	In September 2009, we were issued a U.S. patent for the use of beta interferon for immunomodulation or treating a viral condition, viral disease, cancers or tumors. This patent, which expires in September 2026, covers the treatment of multiple sclerosis with AVONEX.

•	In April 2009, we announced data results from an open label, ten-year extension study of MS patients, known as CHAMPIONS, indicating that early treatment with AVONEX reduces relapse rates and may reduce disease progression for up to ten years.

RITUXAN

RITUXAN is one of the most prescribed oncology therapeutics in the world with over 2.1 million patient exposures across all indications. RITUXAN is a monoclonal antibody that is used worldwide to treat NHL and RA. NHL is a cancer that affects lymphocytes, which are a type of white blood cell that help to fight infection. RA is a chronic disease that occurs when the immune system mistakenly attacks the body’s joints, resulting in inflammation, pain and joint damage.

We collaborate with the Roche Group, through its wholly-owned member Genentech, Inc., on the development and commercialization of RITUXAN. Please read Note 17, Collaborations to our Consolidated Financial Statements for a description of this collaboration.

2009 Developments

•	In November 2009, the U.S. Food and Drug Administration (FDA) issued a complete response on applications for RITUXAN plus fludarabine and cyclophosphamide for the treatment of people with CLL, a cancer that affects white blood cells. The FDA has not requested any new data to complete its review of these applications. We and Genentech have engaged in final label discussions with the FDA and expect to finalize these discussions during the first quarter of 2010.

•	In October 2009, we announced that the FDA issued a complete response indicating that they did not believe that approval could be supported for RITUXAN in RA patients with an inadequate response to non-biological disease modifying agents.

•	In October 2009, data from a Phase 2/3 clinical trial of RITUXAN in ANCA-associated vasculitis, known as RAVE, was presented at the American College of Rheumatology. The trial met its primary endpoint of noninferiority, showing that RITUXAN is as effective as cyclophosphamide in treating ANCA-associated vasculitis, a type of inflammation of the blood vessels.

•	In September 2009, we announced that a Phase 3 study showed that RITUXAN provided significant clinical benefit to patients with low-grade follicular lymphoma who were treated with RITUXAN as maintenance therapy after primary treatment with RITUXAN and chemotherapy.

•	In March 2009, we announced that a Phase 3 study of RITUXAN in lupus nephritis did not meet its primary endpoint.

TYSABRI

We believe that TYSABRI is one of the most efficacious treatments for MS. TYSABRI is a monoclonal antibody (natalizumab) that was initially approved by the FDA in November 2004 to treat relapsing MS. In February 2005, in consultation with the FDA, we and our collaborator Elan Corporation plc (Elan) voluntarily suspended the marketing and commercial distribution of TYSABRI based on reports of cases of progressive multifocal leukoencephalopathy (PML) in patients treated with TYSABRI in clinical studies. PML is an opportunistic viral infection of the brain that often leads to death or severe disability. In July 2006, TYSABRI was reintroduced in the U.S., and introduced in the European Union, as a monotherapy treatment for relapsing MS. TYSABRI is also approved in the U.S. to treat CD, which is an inflammatory disease of the intestines.

TYSABRI is marketed under risk management or minimization plans as agreed to with local regulatory authorities. In the U.S., TYSABRI was reintroduced with a risk minimization action plan known as the TOUCH Prescribing Program, a rigorous system intended to educate physicians and patients about the risks involved and to assure appropriate use of the product.

We collaborate with Elan on the development and commercialization of TYSABRI. Please read Note 17, Collaborations to our Consolidated Financial Statements for a description of this collaboration.

2009 Developments

•	In November 2009, we revised the U.S. prescribing information for TYSABRI to reflect that the risk of developing PML increases with longer treatment duration, and for patients treated for 24 to 36 months is generally similar to the rates seen in clinical trials. The revised label also reflects that there is limited experience beyond three years of treatment.

•	In the fourth quarter 2009, the European Medicines Agency (EMA) began a review of TYSABRI to determine whether any additional measures were necessary to ensure the safe use of TYSABRI. In January 2010, the EMA recommended updating the TYSABRI label in the E.U. to reflect that the risk of PML increases after two years of therapy. The EMA also recommended that patients have regular MRI scans and be re-informed of the risk of PML after two years on therapy.

FUMADERM

FUMADERM is the most prescribed oral systemic treatment for severe psoriasis in Germany. Psoriasis is a skin disease in which cells build up on the skin surface and form scales and red patches.

Other Sources of Revenue

We receive royalty revenues on sales by our licensees of other products covered under patents that we own. We have also sold or exclusively licensed to third parties rights to certain products previously included within our product line. Royalty or supply agreement revenues received based upon those products are recorded as corporate partner revenue.

Our royalty revenues are dependent upon our licensees’ sales of licensed products which could vary significantly due to competition, manufacturing difficulties and other factors that are outside our control. In addition, the expiration or invalidation of any underlying patents could reduce or eliminate the royalty revenues derived from such patents. Royalties on sales of ANGIOMAX (bivalirudin) by The Medicines Company (TMC) represent our most significant source of other revenue. TMC markets ANGIOMAX primarily in the U.S. and the European Union for use as an anticoagulant in patients undergoing percutaneous coronary intervention. Please read the subsection entitled “Other Revenue — Royalty Revenues” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report for a description of this royalty arrangement and factors that could adversely effect this portion of our revenues.

In 2009, 2008 and 2007, our royalty revenues totaled $124.4 million, $116.2 million and $102.1 million, respectively, and our corporate partner revenues totaled $5.1 million, $13.4 million and $6.6 million, respectively. Additional financial information about our product revenues, other revenues and geographic areas in which we operate is set forth in our Consolidated Financial Statements and in Note 20, Segment Information to our Consolidated Financial Statements.

Registrational Product Candidates

In addition to the ongoing development of our marketed products, we currently have a number of product candidates in or near registrational stage development. Drug development involves a high degree of risk, and the status, timing and scope of our clinical trials, drug approvals and applications for approval are subject to change. Important factors that could adversely affect our drug development efforts are discussed in the “Risk Factors” section of this report.

BG-12

BG-12 is an oral compound that is being tested in relapsing MS. During 2009, we completed patient enrollment in two Phase 3 trials of BG-12 in relapsing MS, known as DEFINE and CONFIRM, with the CONFIRM trial including a glatiramer acetate (COPAXONE) reference comparator arm. Both studies have a two year treatment period with each study involving approximately 1,200 to 1,500 patients worldwide. The FDA has granted BG-12 fast track status, which may result in an expedited review.

Daclizumab

Daclizumab is a monoclonal antibody that is being tested in relapsing MS. A Phase 2b trial of daclizumab in MS, known as SELECT, is currently underway. The SELECT trial has a one year treatment period and is expected to involve approximately 600 patients worldwide. The SELECT trial is the first of two registrational trials required by regulatory authorities. We expect to begin patient enrollment in a Phase 3 trial of daclizumab in relapsing MS, known as DECIDE, during the first half of 2010. The DECIDE trial has a two year treatment period and is expected to involve approximately 1,400 patients worldwide. The DECIDE trial is the second registrational trial required by regulatory authorities.

We collaborate with Facet Biotech Corporation (Facet) on the development and commercialization of daclizumab. In January 2010, we agreed with our collaborator, Facet, to assume the manufacture of daclizumab and began the process of transferring from Facet the manufacturing technology necessary for us to manufacture daclizumab. Any delay in completing or implementing such transfer could adversely affect the timing of our daclizumab trials. Please read Note 17, Collaborations to our Consolidated Financial Statements for a description of this collaboration.

Fampridine

Fampridine is an oral compound that is being developed as a treatment to improve walking ability in people with MS. In December 2009, we filed for approval of fampridine in the European Union and Canada for this indication. Fampridine was approved in the U.S. on January 22, 2010 under the trade name AMPYRA (dalfampridine). AMPYRA is indicated to improve walking in patients with MS. This was demonstrated by an increase in walking speed. Acorda is developing and marketing AMPYRA in the U.S. We collaborate with Acorda on the development and commercialization of fampridine in markets outside the U.S. Please read Note 17, Collaborations to our Consolidated Financial Statements for a description of this collaboration.

GA101

GA101 is a monoclonal antibody that is being tested in CLL. During the second half of 2009, we began patient enrollment in a Phase 3 trial of GA101 in combination with chlorambucil as compared to rituximab plus chlorambucil or chlorambucil alone in patients with previously untreated CLL. The study is designed to have a treatment period of approximately 6 months, with a minimum five year follow-up period, and involve approximately 800 patients worldwide.

We collaborate with the Roche Group, through its wholly-owned member Genentech, on the development and commercialization of GA101. Please read Note 17, Collaborations to our Consolidated Financial Statements for a description of this collaboration.

Humanized Anti-CD20 MAb (ocrelizumab)

Ocrelizumab is a monoclonal antibody that is being tested in RA. We and Genentech initiated four Phase 3 trials evaluating ocrelizumab in RA, known as SCRIPT, FEATURE, STAGE and FILM, and a Phase 2 trial known as CINEMA.

The SCRIPT study will evaluate the efficacy and safety of ocrelizumab, compared with placebo, in patients with active RA who have an inadequate response to at least one anti-TNF-alpha therapy. This study has a one year treatment period and involves approximately 800 patients worldwide.

In January 2010, we and Genentech determined that the FEATURE study, which evaluated a single infusion of ocrelizumab versus placebo (with dual infusions as an active control) in seropositive RA patients with an inadequate response to prior therapies, did not meet its primary efficacy endpoint as a single infusion.

In December 2009, we and Genentech announced that STAGE, which evaluated ocrelizumab in combination with methotrexate, met its primary endpoint of improving signs and symptoms (as measured by criteria, known as the ACR 20 response, established by the American College of Rheumatology) in RA patients who had an inadequate response to methotrexate at both 24 and 48 weeks.

In October 2009, a safety review of ocrelizumab data in RA and lupus nephritis (LN) clinical trials was performed revealing an apparent imbalance in opportunistic infections among ocrelizumab-treated RA and LN patients in these clinical trials. Based upon this review, redosing was stopped in FILM, which evaluated ocrelizumab given in combination with methotrexate to methotrexate naïve RA patients. Redosing was also stopped in the Asia Pacific region for the SCRIPT, FEATURE and STAGE studies.

The CINEMA study will evaluate the efficacy and safety of ocrelizumab in combination with methotrexate compared with infliximab plus methotrexate in patients with active RA who have an inadequate response to certain anti-TNF-alpha therapies. This study has a treatment period of approximately 6 months and involves approximately 300 patients.

We collaborate with the Roche Group, through its wholly-owned member Genentech, on the development and commercialization of ocrelizumab. Please read Note 17, Collaborations to our Consolidated Financial Statements for a description of this collaboration.

Lixivaptan

Lixivaptan is an oral compound that is being tested in hyponatremia, an electrolyte disorder that contributes to negative patient outcomes in congestive heart failure and many other chronic diseases. Three Phase 3 trials of lixivaptan in hyponatremia are currently underway. These studies have a 60 day or six month treatment period and involve approximately 100 to 650 patients worldwide.

We collaborate with Cardiokine Biopharma LLC on the development and commercialization of lixivaptan. Please read Note 17, Collaborations to our Consolidated Financial Statements for a description of this collaboration.

Long-Acting rFactor IX

Long-acting recombinant Factor IX (Factor IX) is a proprietary long-acting Factor IX product that is being tested in hemophilia B, a disorder in which blood clotting is impaired. In January 2010, we began patient enrollment in a Phase 2b/3 trial of Factor IX in hemophilia B, known as B-LONG. This study has a 14 month treatment period and will involve approximately 75 patients. Factor IX has received orphan drug designation for the treatment of hemophilia B from both the FDA and EMA.

We collaborate with Swedish Orphan Biovitrum AB (Biovitrum) on the development and commercialization of Factor IX. Please read Note 17, Collaborations to our Consolidated Financial Statements for a description of this collaboration.

PEGylated interferon beta-1a

PEGylated interferon beta-1a is designed to prolong the effects and reduce the dosing frequency of interferon beta-1a. During the first half of 2009, we began patient enrollment in a Phase 3 trial of PEGylated interferon beta-1a in relapsing MS, known as ADVANCE. The study is designed to have a two year treatment period and involve approximately 1,200 patients worldwide. The FDA has granted PEGylated interferon beta-1a fast track status, which may result in an expedited review.

Former Registrational Programs

Based upon the October 2009 safety review of ocrelizumab data in RA and LN clinical trials described above, we decided to close the ocrelizumab BELONG study in LN. The SCRIPT study of ocrelizumab in RA described above remains ongoing. We plan to work with regulators to determine the next step for this program.

In October 2009, after a strategic review of our Anti-CD80 MAb (galiximab) and Anti-CD23 MAb (lumiliximab) programs, we decided to stop recruitment in the lumiliximab LUCID trial in CLL and end the galiximab TARGET trial in NHL. Neither decision was a consequence of any safety concerns. We are evaluating our options for these programs.

In December 2009, we determined to close our ADENTRI clinical trial for the treatment of acute decompensated heart failure with renal insufficiency after reviewing preliminary results from the trial.

Other Research and Development Programs

We intend to continue to commit significant resources to research and development opportunities, focusing on novel therapeutics in areas of high unmet medical need. Highlighted below are several of our development programs that currently are not in registrational trials. Drug development involves a high degree of risk, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in the “Risk Factors” section of this report.

Development or
Therapeutic Area	Product Candidate	Targeted Indications	Status	Marketing Collaborators

Neurology	BIIB014	Parkinson’s disease — early and late stage	Phase 2

	Ocrelizumab	MS	Phase 2	Roche Group

	Neublastin	Neuropathic pain	Phase 1

	LINGO	MS	Phase 1

	BART	Alzheimer’s Disease	Preclinical	Neurimmune SubOne AG

Oncology	Hsp90 Inhibitor (CNF2024)	Solid tumors — gastrointestinal stromal tumors	Phase 2

	GA101	NHL	Phase 2	Roche Group (Our rights are limited to U.S.)

	Anti-CD80 MAb (galiximab)	NHL	Phase 2

	Anti-CD23 MAb (lumiliximab)	CLL	Phase 2

	Anti-IGF-1R (BIIB022)	Solid tumors — liver cancer	Phase 2

	Volociximab (M200)	Non-small cell lung cancer	Phase 1	Facet Biotech Corporation

	Anti-CRIPTO	Solid tumors	Phase 1

	RAF Inhibitor (BIIB024)	Solid tumors	Preclinical

	Anti-Fn14	Solid tumors	Preclinical

Immunology	BG-12	RA	Phase 2

	Anti-TWEAK	RA	Phase 1

	Anti-CD40L Fab	Systemic lupus erythematosus	Preclinical	UCB, S.A.

	Anti-FcRn	Pemphigus	Preclinical

Cardiopulmonary	Lixivaptan	Congestive heart failure	Phase 2	Cardiokine Biopharma LLC

Hemophilia	Long-acting rFactor VIII	Hemophilia A	Phase 1	Swedish Orphan Biovitrum AB

Patents and Other Proprietary Rights

Patents are important to developing and protecting our competitive position. We regularly seek patent protection in the U.S. and in selected countries outside the U.S. for inventions originating from our research and development efforts. In addition, we license rights to various patents and patent applications, generally, in return for the payment of royalties to the patent owner. U.S. patents, as well as most foreign patents, are generally effective for 20 years from the date the earliest (priority) application was filed; however, U.S. patents that issue on applications filed before June 8, 1995 may be effective until 17 years from the issue date, if that is later than the 20 year date. In some cases, the patent term may be extended to recapture a portion of the term lost during FDA regulatory review or because of U.S. Patent and Trademark Office (USPTO) delays in prosecuting the application. The duration of foreign patents varies similarly, in accordance with local law.

We also rely upon unpatented confidential information to remain competitive. We protect such information principally through confidentiality agreements with our employees, consultants, outside scientific collaborators, scientists whose research we sponsor and other advisers. In the case of our employees, these agreements also provide, in compliance with relevant law, that inventions and other intellectual property conceived by such employees during their employment shall be our exclusive property.

Our trademarks, including RITUXAN and AVONEX, are important to us and are generally covered by trademark applications or registrations in the USPTO and the patent offices of other countries. We also use trademarks licensed from third parties, such as the mark TYSABRI which we license from Elan. Trademark protection varies in accordance with local law, and continues in some countries as long as the mark is used and in other countries as long as the mark is registered. Trademark registrations generally are for fixed but renewable terms.

Our patent position and proprietary rights are subject to certain risks and uncertainties. Please read the “Risk Factors” section of this report for information about certain risks and uncertainties that may affect our patent position and proprietary rights.

Additional information about the patents and other proprietary rights covering our marketed products is set forth below.

AVONEX and Beta Interferon

Our U.S. patent No. 7,588,755, granted in September 2009, claims the use of beta interferon for immunomodulation or treating a viral condition, viral disease, cancers or tumors. This patent, which expires in September 2026, covers the treatment of MS with AVONEX.

We have non-exclusive rights under certain third-party patents and patent applications to manufacture, use and sell AVONEX, including patents owned by the Japanese Foundation for Cancer Research which expire in 2011 and 2013 in the U.S., and a European patent owned by Rentschler Biotechnologie GmbH and which expires in 2012. Additionally, third parties own pending U.S. patent applications related to recombinant interferon-beta. These applications, which fall outside of the GATT amendments to the U.S. patent statute, are not published by the USPTO and, if they mature into granted patents, may be entitled to a term of seventeen years from the grant date. There is at least one pending interference proceeding in the USPTO involving such third party applications, and additional interferences could be declared in the future. We are unable to predict which, if any, such applications will mature into patents with claims relevant to our AVONEX product.

RITUXAN and Anti-CD20 Antibodies

We have several U.S. patents and patent applications, and numerous corresponding foreign counterparts, directed to anti-CD20 antibody technology, including RITUXAN. The principal patents with claims to RITUXAN or its uses expire in the U.S. between 2015 and 2018 and in the rest of the world in 2013, subject to any available patent term extensions. In addition, we and our collaborator, Genentech, have filed numerous patent applications directed to anti-CD20 antibodies and their uses to treat various diseases. These pending patent applications have the potential of issuing as patents in the U.S. and in the rest of world with claims to anti-CD20 antibody molecules for periods beyond that stated above for RITUXAN. In 2008, a European patent of ours claiming the treatment with anti-CD20 antibodies of certain auto-immune indications, including rheumatoid arthritis, was revoked by the European Patent Office. We are appealing that decision.

Genentech, our collaborator on RITUXAN, has secured an exclusive license to five U.S. patents and counterpart U.S. and foreign patent applications assigned to Xoma Corporation that relate to chimeric antibodies against the CD20 antigen. These patents expire between 2007 and 2014. Genentech has granted us a non-exclusive sublicense to make, have made, use and sell RITUXAN under these patents and patent applications. We, along with Genentech, share the cost of any royalties due to Xoma in our co-promotion territory on sales of RITUXAN.

TYSABRI

We and our collaborator, Elan, have patents and patent applications covering TYSABRI in the U.S. and other countries. These patents and patent applications cover TYSABRI and related manufacturing methods, as well as various methods of treatment using the product. In the U.S., the principal patents covering the product and use of the product to treat MS generally expire between 2015 and 2020. Additional U.S. patents and applications covering other indications, including treatment of irritable bowel disease, and methods of manufacturing generally expire between 2012 and 2020. In the rest of world, patents on the product and methods of manufacturing the product generally expire between 2015 and 2020, subject to any supplemental protection (i.e., patent term extension) certificates that may be obtained. In the rest of world, patents and patent applications covering methods of treatment using TYSABRI generally expire between 2012 and 2020.

Sales, Marketing and Distribution

We focus our sales and marketing efforts on specialist physicians in private practice or at major medical centers. We use customary pharmaceutical company practices to market our products and to educate physicians, such as sales representatives calling on individual physicians, advertisements, professional symposia, direct mail, selling initiatives, public relations and other methods. We provide customer service and other related programs for our products, such as disease and product-specific websites, insurance research services and order, delivery and fulfillment services. We have also established programs in the U.S. which provide qualified uninsured or underinsured patients with marketed products at no or reduced charge. Additional information about our sales, marketing and distribution efforts for our marketed products is set forth below.

AVONEX

We continue to focus our marketing and sales activities on maximizing the potential of AVONEX in the U.S. and the rest of world in the face of increased competition. The principal markets for AVONEX are the U.S., Germany, France, and Italy. In the U.S., Canada, Brazil, Argentina, Australia, Japan and most of the major countries of the European Union, we market and sell AVONEX through our own sales forces and marketing groups and distribute AVONEX principally through wholesale distributors of pharmaceutical products, mail order specialty distributors or shipping service providers. In other countries, we sell AVONEX to distribution partners who are then responsible for most marketing and distribution activities.

RITUXAN

In the U.S., we contribute a sales force and other resources to the marketing of RITUXAN, which is managed primarily by the Roche Group through its wholly-owned member and our collaborator Genentech. RITUXAN is generally sold to wholesalers, specialty distributors and directly to hospital pharmacies. Marketing efforts are focused on hematologists, medical oncologists and rheumatologists in private practice, at community hospitals and at major medical centers in the U.S. The Roche Group provides marketing support services for RITUXAN, including customer service, order entry, shipping, billing, insurance verification assistance, managed care sales support, medical information and sales training.

In the rest of world, the Roche Group and its sublicensees market and sell RITUXAN without our participation.

TYSABRI

The principal markets for TYSABRI are the U.S., Germany, France and Italy.

In the U.S., we are principally responsible for marketing TYSABRI for MS and Elan is principally responsible for marketing TYSABRI for CD. We and Elan use our respective sales forces and marketing groups for these activities. Elan is responsible for TYSABRI distribution in the U.S. and uses a third party distributor to ship TYSABRI directly to customers.

In the rest of world, we are responsible for TYSABRI marketing and distribution and we use a combination of our own sales force and marketing group and third party service providers.

FUMADERM

We have been marketing and distributing FUMADERM directly in Germany since February 2009 and previously used a third party service provider.

Competition

Competition in the biotechnology and pharmaceutical industries is intense and comes from many and varied sources, including specialized biotechnology firms and large pharmaceutical companies. Many of our competitors are working to develop products similar to those we are developing or already market and have considerable experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products. Certain of these companies have substantially greater financial, marketing, research and development and human resources than we do.

We believe that competition and leadership in the industry will be based on managerial and technological superiority and establishing patent and other proprietary positions through research and development. The achievement of a leadership position also depends largely upon our ability to identify and exploit commercially the products resulting from research and the availability of adequate financial resources to fund facilities, equipment, personnel, clinical testing, manufacturing and marketing. Another key aspect of remaining competitive within the industry is recruiting and retaining qualified scientists and technicians. We believe that we have been successful in attracting skilled and experienced scientific personnel.

Competition among products approved for sale may be based, among other things, on patent position, product efficacy, safety, convenience, reliability, availability and price. In addition, early entry of a new pharmaceutical product into the market may have important advantages in gaining product acceptance and market share. Accordingly, the relative speed with which we can develop products, complete the testing and approval process and supply commercial quantities of products will have an important impact on our competitive position.

We may face increased competitive pressures as a result of the emergence of biosimilars. Most of our marketed products, including AVONEX, RITUXAN and TYSABRI, are licensed under the Public Health Service Act as biological products. Unlike small molecule drugs, which are subject to the generic drug provisions (Hatch-Waxman Act) of the U.S. Food, Drug, and Cosmetic Act, currently there is no process in the U.S. for the submission or approval of biological products based upon abbreviated data packages or a showing of sameness to another approved product. There is public dialogue at the FDA and in the Congress, however, regarding the scientific and statutory basis upon which such products, known as biosimilars or follow-on biologics, could be approved and marketed in the U.S. We cannot be certain when, or if, Congress will create a statutory pathway for the approval of biosimilars. In the European Union, the EMA has issued guidelines for approving of biological products through an abbreviated pathway, and several biosimilars have been approved. If a biosimilar version of one of our products were approved, it could reduce our sales of that product.

Additional information about the competition that our marketed products face is set forth below.

AVONEX AND TYSABRI

AVONEX and TYSABRI both compete primarily with three other products:

•	BETASERON (interferon-beta-1b), which is marketed by Bayer HealthCare Pharmaceuticals, the U.S. pharmaceuticals affiliate of Bayer Schering Pharma AG, in the U.S. and is marketed under the name BETAFERON by Bayer Schering Pharma AG in the European Union. BETASERON and BETAFERON together generated worldwide revenues of approximately $1.7 billion in 2008. EXTAVIA, a branded version of interferon beta-1b marketed by Novartis AG, is sold in the European Union and was launched in the U.S. in October 2009.

•	COPAXONE (glatiramer acetate), which is marketed by Teva Pharmaceutical Industries Ltd. in the U.S. and copromoted by Teva Pharmaceutical Industries and Sanofi-Aventis in Europe. COPAXONE generated worldwide revenues of approximately $2.3 billion in 2008.

•	REBIF (interferon-beta-1a), which is co-promoted by EMD Serono, a subsidiary of Merck Serono, and Pfizer Inc. in the U.S. and is marketed by Merck Serono in the European Union. REBIF generated worldwide revenues of approximately $2.0 billion in 2008.

Along with us, a number of companies are working to develop products to treat MS that may in the future compete with AVONEX and TYSABRI. For example, an oral formulation of cladribine (developed by Merck Serono) was filed with the EMA and is the subject of discussions with the FDA regarding a refiling for approval as therapy for MS and FTY720 (fingolimod) (developed by Novartis AG) has been filed with the EMA and FDA for approval as an oral therapy for MS. In addition, alemtuzumab (developed by Genzyme Corporation) and laquinimod (developed by Teva Pharmaceutical Industries) are in late-stage development for the treatment of MS.

AVONEX and TYSABRI also face competition from off-label uses of drugs approved for other indications.

RITUXAN IN ONCOLOGY

RITUXAN competes with several different types of therapies in the oncology market, including:

•	CAMPATH (marketed by Bayer HealthCare Pharmaceuticals), which is indicated for B-cell CLL (an unapproved and unpromoted use of RITUXAN).

•	TREANDA (marketed by Cephalon) and ARZERRA (marketed by GenMab in collaboration with GlaxoSmithKline), which is indicated for refractory CLL patients to both alemtuzumab and fludarabine (an unapproved and unpromoted use of RITUXAN).

We are also aware of other anti-CD20 molecules in development that, if successfully developed and registered, may compete with RITUXAN in the oncology market.

RITUXAN IN RA

RITUXAN competes with several different types of therapies in the RA market, including:

•	traditional therapies for RA, including disease-modifying anti-rheumatic drugs such as steroids, methotrexate and cyclosporine, and pain relievers such as acetaminophen.

•	TNF inhibitors, such as REMICADE (infliximab) and SIMPONI (golimumab) (marketed by Johnson & Johnson), HUMIRA (adalimumab) (marketed by Abbott Laboratories), ENBREL (etanercept) (marketed by Amgen, Inc. and Pfizer) and CIMZIA (certolizumab pegol) (marketed by UCB, S.A.).

•	ORENCIA (abatacept) (marketed by Bristol-Myers Squibb Company).

•	ACTEMRA (tocilizumab) (marketed by the Roche Group).

We are also aware of other products in development that, if successfully developed and registered, may compete with RITUXAN in the RA market.

FUMADERM

FUMADERM competes with several different types of therapies in the psoriasis market within Germany, including oral systemics such as methotrexate and cyclosporine.

Regulatory

Our current and contemplated activities and the products and processes that will result from such activities are subject to substantial government regulation.

Regulation of Pharmaceuticals

Before new pharmaceutical products may be sold in the U.S. and other countries, clinical trials of the products must be conducted and the results submitted to appropriate regulatory agencies for approval. Clinical trial programs must establish efficacy, determine an appropriate dose and regimen, and define the conditions for safe use. This is a high-risk process that requires stepwise clinical studies in which the candidate product must successfully meet predetermined endpoints. In the U.S., the results of the preclinical and clinical testing of a product are then submitted to the FDA in the form of a Biologics License Application (BLA) or a New Drug Application (NDA). In response to a BLA or NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines the application does not provide an adequate basis for approval. Similar submissions are required by authorities in other jurisdictions who independently assess the product and may reach the same or different conclusions. Our initial focus for obtaining marketing approval outside the U.S. is typically the European Union. There are currently three potential tracks for marketing approval in E.U. countries: mutual recognition, decentralized procedures, and centralized procedures. These review mechanisms may ultimately lead to approval in all countries within the European Union, but each method grants all participating countries some decision-making authority in product approval.

The receipt of regulatory approval often takes a number of years, involves the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. On occasion, regulatory authorities may require larger or additional studies, leading to unanticipated delay or expense. Even after initial FDA approval or approvals from other regulatory agencies have been obtained, further clinical trials may be required to provide additional data on safety and effectiveness. Additional trials are required to gain clearance for the use of a product as a treatment for indications other than those initially approved. Furthermore, the FDA and other regulatory agencies require companies to disclose clinical trial results. Failure to disclose such results within applicable time periods could result in penalties, including civil monetary penalties.

In the U.S., the FDA may grant “accelerated approval” status to products that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments. Under this pathway, the FDA may approve a product based on surrogate endpoints, or clinical endpoints other than survival or irreversible morbidity, or when the product is shown to be effective but can be safely used only if access to or distribution of the product is restricted. When approval is based on surrogate endpoints or clinical endpoints other than survival or morbidity, the sponsor will be required to conduct additional clinical studies to verify and describe clinical benefit. When accelerated approval requires restricted use or distribution, the sponsor may be required to establish rigorous systems to assure use of the product under safe conditions. These systems are usually referred to as Risk Minimization Action Plans (RiskMAPs) or Risk Evaluation and Mitigation Strategies (REMS). In addition, for all products approved under accelerated approval, sponsors must submit all copies of its promotional materials, including advertisements, to the FDA at least thirty days prior to their initial dissemination. Accelerated approval status does not ensure that FDA will ultimately approve the product. The FDA may also withdraw approval under accelerated approval after a hearing if, for instance, post-marketing studies fail to verify any clinical benefit or it becomes clear that restrictions on the distribution of the product are inadequate to ensure its safe use. TYSABRI was approved in MS under the accelerated approval pathway and, after efficacy was confirmed, was approved under a stringent restricted distribution program. TYSABRI was also approved for Crohn’s disease under a similar restricted distribution program. We cannot be certain that the FDA will approve any products for their proposed indications whether under accelerated approval or another pathway.

If the FDA or other regulatory agency approves a product or new indication, the agency may require us to conduct additional post-marketing studies. If we fail to conduct the required studies or otherwise fail to comply with the conditions of accelerated approval, the agency may withdraw its approval. In addition, the FDA and EMA can impose financial penalties for failing to comply with certain post-marketing commitments, including RiskMAPs and REMS.

Regulatory authorities track information on side effects and adverse events reported during clinical studies and after marketing approval. Non-compliance with FDA safety reporting requirements may result in civil or criminal penalties. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. The FDA may conduct post-marketing safety surveillance and may require additional post-approval studies or clinical trials. These requirements may affect our ability to maintain marketing approval of our products or require us to make significant expenditures to obtain or maintain such approvals. In addition, adverse events that are reported after marketing approval can result in changes to the product’s labeling, additional limitations being placed on the product’s use and, potentially, withdrawal or suspension of the product from the market.

If we seek to make certain changes to an approved product, such as adding a new indication, making certain manufacturing changes, or changing manufacturers or suppliers of certain ingredients or components, regulatory authorities, including the FDA and EMA, will need to review and approve such changes in advance.

In addition, the FDA regulates all advertising and promotion activities for products under its jurisdiction both before and after approval. A company can make only those claims relating to safety and efficacy that are approved by the FDA. However, physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling. Such off-label uses are common across medical specialties, and often reflect a physician’s belief that the off-label use is the best treatment for patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA regulations do impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, and the full range of civil and criminal penalties available to the FDA.

Good Manufacturing Practices

The FDA, the EMA and other regulatory agencies regulate and inspect equipment, facilities, and processes used in the manufacturing of pharmaceutical and biologic products prior to approving a product. If, after receiving clearance from regulatory agencies, a company makes a material change in manufacturing equipment, location, or process, additional regulatory review and approval may be required. We also must adhere to current Good Manufacturing Practices and product-specific regulations enforced by the FDA following product approval. The FDA, the EMA and other regulatory agencies also conduct periodic visits to re-inspect equipment, facilities, and processes following the initial approval of a product. If, as a result of these inspections, it is determined that our equipment, facilities, or processes do not comply with applicable regulations and conditions of product approval, regulatory agencies may seek civil, criminal, or administrative sanctions or remedies against us, including the suspension of our manufacturing operations.

Good Clinical Practices

The FDA, the EMA and other regulatory agencies promulgate regulations and standards, commonly referred to as current Good Clinical Practices (cGCP), for designing, conducting, monitoring, auditing and reporting the results of clinical trials to ensure that the data and results are accurate and that the trial participants are adequately protected. The FDA, the EMA and other regulatory agencies enforce cGCP through periodic inspections of trial sponsors, principal investigators and trial sites. If our study sites fail to comply with applicable cGCP, the clinical data generated in our clinical trials may be deemed unreliable and relevant regulatory agencies may require us to perform additional clinical trials before approving our marketing applications.

Orphan Drug Act

Under the U.S. Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years following marketing approval, except in certain very limited circumstances, such as if the later product is shown to be clinically superior to the orphan product. Legislation similar to the U.S. Orphan Drug Act has been enacted in other countries, including within the European Union.

Regulation Pertaining to Sales, Marketing and Product Pricing

In the U.S., the federal government regularly considers reforming health care coverage and costs. For example, reforms to Medicare have reduced the reimbursement rates for many of our products. Effective January 1, 2005, Medicare pays physicians and suppliers that furnish our products under a payment methodology using average sales price (ASP) information. Manufacturers, including us, are required to provide ASP information to the Centers for Medicare and Medicaid Services on a quarterly basis. The manufacturer-submitted information is used to compute Medicare payment rates, which are set at ASP plus 6 percent and updated quarterly. There is a mechanism for comparison of such payment rates to widely available market prices, which could cause further decreases in Medicare payment rates, although this mechanism has yet to be utilized. Effective January 1, 2006, Medicare began to use the same payment methodology to determine Medicare rates paid for products furnished by hospital outpatient departments. As of January 1, 2010, the reimbursement rate in the hospital outpatient setting is ASP plus 4 percent. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation and for each day in which the misrepresentation was applied.

Another payment reform is the addition of an expanded prescription drug benefit for all Medicare beneficiaries known as Medicare Part D. This is a voluntary benefit that is provided through private plans under contractual arrangements with the federal government. Like pharmaceutical coverage through private health insurance, Part D plans establish formularies that govern the drugs and biologicals that will be offered and the out- of-pocket obligations for such products. In addition, plans negotiate discounts from drug manufacturers and pass on some of those savings to Medicare beneficiaries.

In the U.S., Congress has considered legislation to reform the healthcare system that likely would have an adverse impact on our revenues, by, among other things, increasing the current Medicaid rebate, adding a subsidy for certain out-of-pocket patient costs under Medicare Part D, and assessing a pharmaceutical manufacturer fee. In addition, the passage in the U.S. of legislation defining a pathway for biosimilar products likely would have an adverse impact on our revenues.

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

We also participate in the Medicaid rebate program. Under the Medicaid rebate program, we pay a rebate for each unit of product reimbursed by Medicaid. The amount of the rebate for each product is set by law as the larger of 15.1% of average manufacturer price (AMP) or the difference between AMP and the best price available from us to any commercial or non-governmental customer. The rebate amount must be adjusted upward where the AMP for a product’s first full quarter of sales, when adjusted for increases in the Consumer Price Index — Urban exceeds the AMP for the current quarter with the upward adjustment equal to the excess amount. The rebate amount is required to be recomputed each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare and Medicaid Services. The terms of our participation in the program imposes a requirement for us to report revisions to AMP or best price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. In addition, if we were found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties in the amount not to exceed $100,000 per item of false information in addition to other penalties available to the government.

The availability of federal funds to pay for our products under the Medicaid and Medicare Part B programs requires that we extend discounts to a variety of community health clinics and other entities that receive health services grants from the Public Health Service, as well as hospitals that serve a disproportionate share of poor Medicare beneficiaries.

We also make our products available for purchase by authorized users of the Federal Supply Schedule (FSS) of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs. Under the Veterans Health Care Act of 1992 (VHC Act) we are required to offer deeply discounted FSS contract pricing to four federal agencies — the Department of Veterans Affairs, the Department of Defense, the Coast Guard and the Public Health Service (including the Indian Health Service) — for federal funding to be made available for reimbursement of any of our products under the Medicaid program and for our products to be eligible to be purchased by those four federal agencies and certain federal grantees. FSS pricing to those four federal agencies must be equal to or less than the “Federal Ceiling Price,” which is discounted, at a minimum, 24% from the Non-Federal Average Manufacturer Price for the prior fiscal year. In addition, if we are found to have knowingly submitted false information to the government, the VHC Act provides for civil monetary penalties of up to $100,000 per false item of information in addition to other penalties available to the government. Under the 2008 National Defense Authorization Act, we are required to treat the TRICARE retail pharmacy program, which reimburses military personnel for drug purchases from retail pharmacies, as an element of the Department of Defense for purposes of the procurement of drugs by federal agencies to ensure that the pharmaceuticals paid for by the Department of Defense under the TRICARE retail pharmacy program are subject to the pricing standards of the VHC Act.

We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. In addition, several states require that companies implement compliance programs or comply with industry ethics codes, adopt spending limits, and report to state governments any gifts, compensation, and other remuneration provided to physicians. Federal legislation, the Physician Payments Sunshine Act of 2009, also has been proposed that would require disclosure to the federal government of payments to physicians. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of these laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). In addition, private individuals may bring similar actions.

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

Other Regulations

Foreign Corrupt Practices Act

We are also subject to the U.S. Foreign Corrupt Practices Act (FCPA), which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls.

NIH Guidelines

We conduct relevant research at all of our research facilities in the U.S. in compliance with the current U.S. National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules (NIH Guidelines) and all other applicable federal and state regulations. By local ordinance, we are required to, among other things, comply with the NIH Guidelines in relation to our facilities in Cambridge, Massachusetts, San Diego, California, and Research Triangle Park, North Carolina and are required to operate pursuant to certain permits.

Other Laws

Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work are or may be applicable to our activities. Certain agreements entered into by us involving exclusive license rights may be subject to national or supranational antitrust regulatory control, the effect of which cannot be predicted. The extent of government regulation, which might result from future legislation or administrative action, cannot accurately be predicted.

Manufacturing and Raw Materials

We are focused on the manufacture of biologics. The chart below outlines the location of our primary manufacturing locations and products manufactured therein.

Research
Triangle
Product	Park, NC	Cambridge, MA	Third Party

AVONEX	✓	✓

TYSABRI	✓

FUMADERM			✓

CLINICAL PRODUCTS	✓	✓	✓

In April 2009, the FDA approved our high titer process for the production of TYSABRI. Similar approval was obtained from the EMA in December 2008. The new, higher-yield process is being used to manufacture TYSABRI at our plant in Research Triangle Park, NC.

The Roche Group, through its wholly-owned member Genentech, is responsible for all worldwide manufacturing activities for bulk RITUXAN and has sourced the manufacturing of certain bulk RITUXAN requirements to an independent third party.

We are in the final stages of constructing a large-scale biologics manufacturing facility in Hillerød, Denmark which is intended to manufacture large molecule products. The first phase is complete, which included construction of a labeling and packaging facility, administrative building and laboratory facility, installation of major equipment, and partial completion of a bulk manufacturing facility. The second phase of the project, which we began in January 2007, involves the completion and fit out of the bulk manufacturing facility and construction of a warehouse. The large scale manufacturing facility is scheduled to be ready for commercial production in late 2011. Recent manufacturing improvements have resulted in favorable production yields on TYSABRI, that have reduced our expected capacity requirements. As a result, we are evaluating several alternatives, including whether to delay completion of the facility.

We source all of our fill-finish and the majority of final product storage operations for our products, along with a substantial part of our packaging operations, to a concentrated group of third party contractors. Many of the raw materials and supplies required for the production of AVONEX, TYSABRI and FUMADERM are available from various suppliers in quantities adequate to meet our needs. However, due to the unique nature of the production of our products, we do have single source providers of several raw materials. We make efforts to qualify new vendors and to develop contingency plans so that production is not impacted by short-term issues associated with single source providers. Each of our third party service providers, suppliers and manufacturers is subject to continuing inspection by the FDA or comparable agencies in other jurisdictions. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products, including as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection, could significantly impair our ability to sell our products.

Important factors that could adversely affect our manufacturing operations are discussed in the “Risk Factors” section of this report.

Our Employees

As of December 31, 2009, we had approximately 4,750 employees.

Our Executive Officers

The following is a list of our executive officers, their ages as of February 9, 2010 and their principal positions.

Name	Age	Position

James C. Mullen	51	Chief Executive Officer and President

Susan H. Alexander	53	Executive Vice President, General Counsel and Corporate Secretary

Paul J. Clancy	48	Executive Vice President, Finance and Chief Financial Officer

Robert A. Hamm	58	Chief Operating Officer

Michael Lytton	52	Executive Vice President, Corporate and Business Development

Michael F. MacLean	44	Senior Vice President and Chief Accounting Officer

Craig Eric Schneier, Ph.D.	62	Executive Vice President, Human Resources, Public Affairs and Communications

Reference to “our” or “us” in the following descriptions include Biogen Idec and IDEC Pharmaceuticals Corporation, and references to the merger mean the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in November 2003.

James C. Mullen is our Chief Executive Officer and President and is a director, and has served in these positions since the merger. Mr. Mullen was formerly Chairman of the Board and Chief Executive Officer of Biogen, Inc. He was named Chairman of the Board of Directors of Biogen, Inc. in July 2002, after being named Chief Executive Officer and President of Biogen, Inc. in June 2000. Mr. Mullen joined Biogen, Inc. in 1989 as Director, Facilities and Engineering. He was named Biogen, Inc.’s Vice President, Operations in 1992. From 1996 to 1999, Mr. Mullen served as Vice President, International, with responsibility for building all Biogen, Inc. operations outside North America. From 1984 to 1988, Mr. Mullen held various positions at SmithKline Beckman Corporation (now GlaxoSmithKline plc). Mr. Mullen is a member of the board of directors and executive committee of the Biotechnology Industry Organization (BIO) and is a former chairman of the board of BIO. Mr. Mullen has been a director of PerkinElmer, Inc. since 2004. Mr. Mullen will retire as Chief Executive Officer and President on June 8, 2010 and will retire as a director at our 2010 Annual Meeting of Stockholders.

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

Paul J. Clancy is our Executive Vice President, Finance and Chief Financial Officer and has served in that position since August 2007. Mr. Clancy joined Biogen Idec in 2001, and has held several senior executive positions, including Vice President of Business Planning, Portfolio Management and U.S. Marketing, and Senior Vice President of Finance with responsibilities for leading the Treasury, Tax, Investor Relations and Business Planning groups. Prior to joining Biogen Idec, he spent 13 years at PepsiCo, serving in a range of financial and general management positions. He holds a B.S. in finance from Babson College and a M.B.A. from Columbia University.

Robert A. Hamm is our Chief Operating Officer and has served in that position since March 2009. Previously, Mr. Hamm served as Executive Vice President, Pharmaceutical Operations & Technology from October 2007 to March 2009; Senior Vice President, Neurology Strategic Business Unit from January 2006 to October 2007; Senior Vice President, Immunology Business Unit from the merger until January 2006; and in the same capacity with Biogen, Inc. from November 2002 to November 2003. Before that, he served as Senior Vice President — Europe, Africa, Canada and Middle East from October 2001 to November 2002. Prior to that, Mr. Hamm served as Vice President — Sales and Marketing of Biogen, Inc. from October 2000 to October 2001. Mr. Hamm previously served as Vice President — Manufacturing from June 1999 to October 2000, Director, Northern Europe and Distributors from November 1996 until June 1999 and Associate Director, Logistics from April 1994 until November 1996. From 1987 until April 1994, Mr. Hamm held a variety of management positions at Syntex Laboratories Corporation, including Director of Operations and New Product Planning, and Manager of Materials, Logistics and Contract Manufacturing. Mr. Hamm has been a member of the board of managers of Progenitor Cell Therapy, LLC. since 2006 and was a director of Inhibitex, Inc. from 2005 to 2009.

Michael Lytton is our Executive Vice President, Corporate and Business Development, and has served in that position since February 2009. From 2001 to January 2009, he was a General Partner at Oxford Bioscience Partners, a venture capital firm. Prior to that, he was partner, chairman of the Technology Group and a member of the Executive Committee of the law firm Edwards, Angell, Palmer & Dodge LLP. Prior to that, Mr. Lytton was a junior partner and co-chairman of the Biotechnology Practice of the law firm WilmerHale. Mr. Lytton was a member of the supervisory board of GPC Biotech AG from 2001 to 2009.

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

Our current and future revenues depend upon continued sales of our three principal products, AVONEX, RITUXAN and TYSABRI, which represented substantially all of our total revenues during 2009. Although we have developed and continue to develop additional products for commercial introduction, we expect to be substantially dependent on sales from these three products for many years. Any negative developments relating to any of these products, such as safety or efficacy issues, the introduction or greater acceptance of competing products, including biosimilars, or adverse regulatory or legislative developments may reduce our revenues and adversely affect our results of operations.

Market acceptance and sales growth of TYSABRI are important to our success.

TYSABRI is expected to drive additional revenue growth over the next several years. If we are not successful in growing sales of TYSABRI, it would materially and adversely affect our growth and plans for the future.

TYSABRI’s sales growth will depend upon its acceptance by the medical community and patients, which cannot be certain given the significant restrictions on use and the significant safety warnings in the label. Since we reintroduced TYSABRI to the market in July 2006, some patients taking TYSABRI have been diagnosed with progressive multifocal leukoencephalopathy (PML), a rare but serious brain infection described in the TYSABRI label. If the incidence of PML were to exceed the rate implied by the TYSABRI label, it could prompt regulatory review and result in significant changes to the label or market withdrawal. The recently revised prescribing information for TYSABRI indicates that the risk of developing PML increases with longer treatment duration, with limited experience beyond 3 years of treatment. This may cause prescribing physicians or patients to suspend treatment with TYSABRI to mitigate the duration risk, which could limit sales. Further increases in incidence rates at various durations of exposure could harm acceptance or limit sales growth. Additional regulatory restrictions on the use of TYSABRI or safety-related label changes, including enhanced risk management programs, whether as a result of additional cases of PML or otherwise, may significantly reduce expected revenues and require significant expense and management time to address the associated legal and regulatory issues.

As a relatively new entrant to a maturing MS market, TYSABRI sales may be more sensitive to additional new competing products. A number of such products are expected to be approved for use in MS beginning in 2010. If these products have a similar or more attractive overall profile in terms of efficacy, convenience and safety, future sales of TYSABRI could be limited, which would reduce our revenues.

Our long-term success depends upon the successful development and commercialization of other product candidates.

Our long-term viability and growth will depend upon the successful development and commercialization of other products from our research and development activities. Product development and commercialization are very expensive and involve a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful. Even if later stage clinical trials are successful, regulatory authorities may disagree with our view of the data or require additional studies.

Conducting clinical trials is a complex, time-consuming and expensive process. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors including protocol design, regulatory and institutional review board approval, the rate of patient enrollment in clinical trials, and compliance with extensive current good clinical practice requirements. We have opened clinical sites and are enrolling patients in a number of new countries where our experience is more limited, and we are in many cases using the services of third-party clinical trial providers. If we fail to adequately manage the design, execution and regulatory aspects of our large, complex and diverse clinical trials, our studies and ultimately our regulatory approvals may be delayed or we may fail to gain approval for our product candidates altogether.

Our product pipeline includes several small molecule drug candidates. Our small molecule drug discovery platform is not as well developed as our biologics platform, and we will have to make a significant investment of time and resources to expand our capabilities in this area. Currently, third party manufacturers supply substantially all of our clinical requirements for small molecules. If these manufacturers fail to deliver sufficient quantities of such drug candidates in a timely and cost-effective manner, it could adversely affect our small molecule drug discovery efforts. If we decide to manufacture clinical or commercial supplies of any small molecule drugs in our own facilities, we will need to invest substantial additional funds and recruit qualified personnel to develop our small molecule manufacturing capabilities.

Adverse safety events can negatively affect our business and stock price.

Adverse safety events involving our marketed products may have a negative impact on our commercialization efforts. Later discovery of safety issues with our products that were not known at the time of their approval by the FDA could cause product liability events, additional regulatory scrutiny and requirements for additional labeling, withdrawal of products from the market and the imposition of fines or criminal penalties. Any of these actions could result in, among other things, material write-offs of inventory and impairments of intangible assets, goodwill and fixed assets. In addition, the reporting of adverse safety events involving our products and public rumors about such events could cause our stock price to decline or experience periods of volatility.

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

In the U.S., there have been numerous proposals considered at the federal and state levels for comprehensive reforms of health care and its cost, and it is likely that federal and state legislatures and health agencies will continue to focus on health care reform in the future. Congress has considered legislation to reform the U.S. health care system by expanding health insurance coverage, reducing health care costs and making other changes. While health care reform may increase the number of patients who have insurance coverage for our products, it may also include cost containment measures that adversely affect reimbursement for our products. Congress has also considered legislation to change the Medicare reimbursement system for outpatient drugs, increase the amount of rebates that manufacturers pay for coverage of their drugs by Medicaid programs and facilitate the importation of lower-cost prescription drugs that are marketed outside the U.S. Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products.

We encounter similar regulatory and legislative issues in most other countries. In the European Union and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. This international system of price regulations may lead to inconsistent prices. Within the European Union and in other countries, the availability of our products in some markets at lower prices undermines our sales in some markets with higher prices. Additionally, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets. This may create the opportunity for third party cross border trade or influence our decision to sell or not to sell a product, thus affecting our geographic expansion plans.

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

Collaborations between companies on products or programs are a common business practice in the biotechnology industry. Out-licensing typically allows a partner to collect up front payments and future milestone payments, share the costs of clinical development and risk of failure at various points, and access sales and marketing infrastructure and expertise in exchange for certain financial rights to the product or program going to the in-licensing partner. In addition, the obligation of in-licensees to pay royalties or share profits generally terminates upon expiration of the related patents. We have a number of collaborators and partners, and have both in-licensed and out-licensed several products and programs. These collaborations are subject to several risks:

•	we are not fully in control of the royalty or profit sharing revenues we receive from collaborators, which may be adversely affected by patent expirations, pricing or health care reforms, other legal and regulatory developments, the introduction of competitive products, and new indication approvals which may affect the sales of collaboration products;

•	where we co-promote and co-market products with our collaboration partners, any failure on their part to comply with applicable laws and regulatory requirements in the sale and marketing of our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings; and

•	collaborations often require the parties to cooperate, and failure to do so effectively could have an adverse impact on product sales by our collaborators and partners, and could adversely affect the clinical development of products or programs under joint control.

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

We anticipate growing through internal development projects as well as external opportunities, which include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. The availability of high quality opportunities is limited and we are not certain that we will be able to identify candidates that we and our shareholders consider suitable or complete transactions on terms that are acceptable to us and our shareholders. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. Even if we are able to successfully identify and complete acquisitions, we may not be able to integrate them or take full advantage of them and therefore may not realize the benefits that we expect. In addition, third parties may be reluctant to partner with us due to the uncertainty created by the presence on our Board of Directors of two individuals nominated by an activist shareholder and the possibility that activist shareholders may gain additional representation on or control of our Board of Directors. If we are unsuccessful in our external growth program, we may not be able to grow our business significantly and we may incur asset impairment charges as a result of acquisitions that are not successful.

If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business.

Our activities, and the activities of our collaborators and third party providers, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. States increasingly have been placing greater restrictions on the marketing practices of health care companies. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state health care business, submission of false claims for government reimbursement, antitrust violations, or violations related to environmental matters. Violations of governmental regulation may be punishable by criminal and civil sanctions, including fines and civil monetary penalties and exclusion from participation in government programs, including Medicare and Medicaid. In addition to penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business.

If we fail to meet the stringent requirements of governmental regulation in the manufacture of our products, we could incur substantial remedial costs and a reduction in sales.

We and our third party providers are generally required to maintain compliance with current Good Manufacturing Practice and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. In addition, the FDA must approve any significant changes to our suppliers or manufacturing methods. If we or our third party service providers cannot demonstrate ongoing current Good Manufacturing Practice compliance, we may be required to withdraw or recall product and interrupt commercial supply of our products. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions. This non-compliance could increase our costs, cause us to lose revenue or market share and damage our reputation.

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

The enactment in the U.S. of health care reform, possible legislation which could ease the entry of competing follow-on biologics in the marketplace, new legislation or implementation of existing statutory provisions on importation of lower-cost competing drugs from other jurisdictions, and legislation on comparative effectiveness research are examples of previously enacted and possible future changes in laws that could adversely affect our business. In addition, the Food and Drug Administration Amendments Act of 2007 included new authorization for the FDA to require post-market safety monitoring, along with an expanded clinical trials registry and clinical trials results database, and expanded authority for the FDA to impose civil monetary penalties on companies that fail to meet certain commitments.

Problems with manufacturing or with inventory planning could result in inventory shortages, product recalls and increased costs.

Biologics manufacturing is extremely susceptible to product loss due to contamination, equipment failure, or vendor or operator error. In addition, we may need to close a manufacturing facility for an extended period of time due to microbial, viral or other contamination. Any of these events could result in shipment delays or product recalls, impairing our ability to supply products in existing markets or expand into new markets. In the past, we have taken inventory write-offs and incurred other charges and expenses for products that failed to meet specifications, and we may incur similar charges in the future.

We rely solely on our manufacturing facility in Research Triangle Park, North Carolina for the production of TYSABRI. Our global bulk supply of TYSABRI depends on the uninterrupted and efficient operation of this facility, which could be adversely affected by equipment failures, labor shortages (whether as a result of pandemic flu outbreak or otherwise), natural disasters, power failures and numerous other factors. If we are unable to meet demand for TYSABRI for any reason, we would need to rely on a limited number of qualified third party contract manufacturers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers or that the FDA would approve our use of such manufacturers on a timely basis, if at all. Moreover, the transition of our manufacturing process to a third party could take a significant amount of time and involve significant expense.

Our investments in properties, including our manufacturing facilities, may not be fully realizable

We own or lease real estate primarily consisting of buildings that contain research laboratories, office space, and biologic manufacturing operations, some of which are located in markets that are experiencing high vacancy rates and decreasing property values. If we decide to consolidate or co-locate certain aspects of our business operations, for strategic or other operational reasons, we may dispose of one or more of our properties.

Due to reduced expectations of product demand, improved yields on production and other factors, we may not fully utilize our manufacturing facilities at normal levels resulting in idle time at facilities or substantial excess manufacturing capacity. We are always evaluating our current manufacturing strategy, and may pursue alternatives that include delaying the completion of our Denmark facility or disposing of manufacturing facilities.

If any of our owned properties are held for sale, or disposed of, we may not realize the full investment in these properties and incur significant impairment charges if the fair value of the properties were determined to be lower than their book value. In addition, if we decide to fully or partially vacate a leased property, we may incur significant cost, including lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements.

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

We also source all of our fill-finish and the majority of our final product storage operations, along with a substantial portion of our packaging operations, to a concentrated group of third party contractors. Any third party we use to fill-finish, package or store our products to be sold in the U.S. must be licensed by the FDA. As a result, alternative third party providers may not be readily available on a timely basis. The manufacture of products and product components, fill-finish, packaging and storage of our products require successful coordination among us and multiple third party providers. Our inability to coordinate these efforts, the lack of capacity available at a third party contractor or any other problems with the operations of these third party contractors could require us to delay shipment of saleable products; recall products previously shipped or impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share, diminish our profitability or damage our reputation.

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

Our effective tax rate may fluctuate and we may incur obligations in tax jurisdictions in excess of accrued amounts.

As a global biotechnology company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Our effective tax rate, however, may be different than experienced in the past due to numerous factors, including changes in the mix of our profitability from country to country, the results of audits of our tax filings, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations, which could have an effect on our business and results of operations.

In addition, our inability to secure or sustain acceptable arrangements with tax authorities and previously enacted or future changes in the tax laws, among other things, may require us to accrue for future tax payments in excess of amounts accrued in our financial statements

The Obama administration announced several proposals to reform U.S. tax rules, including proposals that may reduce or eliminate the deferral of U.S. income tax on our unrepatriated earnings, potentially requiring those earnings to be taxed at the U.S. federal income tax rate, reduce or eliminate our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the U.S. Our future reported financial results may be adversely affected by tax rule changes which restrict or eliminate our ability to claim foreign tax credits or deduct expenses attributable to foreign earnings, or otherwise affect the treatment of our unrepatriated earnings.

The growth of our business depends on our ability to attract and retain qualified personnel and key relationships.

The achievement of our commercial, research and development and external growth objectives depends upon our ability to attract and retain qualified scientific, manufacturing, sales and marketing and executive personnel and develop and maintain relationships with qualified clinical researchers and key distributors. Competition for these people and relationships is intense and comes from a variety of sources, including pharmaceutical and biotechnology companies, universities and non-profit research organizations. It may be more difficult for us to attract and retain these people and relationships due to the uncertainty created by the presence on our Board of Directors of two individuals nominated by an activist shareholder and the possibility that activist shareholders may gain additional representation on or control of our Board of Directors. Our recruitment and retention efforts may also be adversely affected by the announcement that our Chief Executive Officer will retire from that position in June 2010 and the retirement of our President, Research and Development in October 2009. We are currently conducting searches for successors to our Chief Executive Officer and President, Research and Development.

Our sales and operations are subject to the risks of doing business internationally.

We are increasing our presence in international markets, which subjects us to many risks, such as:

•	economic problems that disrupt foreign health care payment systems;

•	fluctuations in currency exchange rates;

•	difficulties in staffing and managing international operations;

•	the imposition of governmental controls;

•	less favorable intellectual property or other applicable laws;

•	the inability to obtain any necessary foreign regulatory or pricing approvals of products in a timely manner;

•	restrictions on direct investments by foreign entities and trade restrictions;

•	changes in tax laws and tariffs; and

•	longer payment cycles.

In addition, our international operations are subject to regulation under U.S. law. For example, the Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. In many countries, the health care professionals we regularly interact with may meet the definition of a foreign official for purposes of the Foreign Corrupt Practices Act. Failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, and the imposition of civil or criminal sanctions.

The presence of directors nominated by an activist shareholder, and the possibility that activist shareholders may gain additional representation on or control of our Board of Directors could cause uncertainty about the direction of our business.

During 2008 and 2009, proxy contests commenced by entities affiliated with Carl Icahn resulted in the 2009 election of two of the Icahn nominees to our Board of Directors. In November 2009, another activist shareholder publicly advocated for certain changes at our company. In January 2010, we received a notice from Icahn Partners and certain of its affiliates nominating three individuals for election to our Board of Directors at the 2010 annual meeting and proposing to amend our bylaws to set the number of directors at twelve. These and other existing or potential shareholders may attempt to gain additional representation on or control of our Board of Directors, the possibility of which may create uncertainty regarding the direction of our business. Perceived uncertainties as to our future direction may result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners. In addition, disagreement among our directors about the direction of our business could impair our ability to effectively execute our strategic plan.

Our 2008 and 2009 proxy contests were disruptive to our operations and caused us to incur substantial costs. The SEC has recently proposed to give shareholders the ability to include their director nominees and their proposals relating to a shareholder nomination process in company proxy materials, which would make it easier for activists to nominate directors to our Board of Directors. If the SEC implements its proxy access proposal, we may face an increase in the number of shareholder nominees for election to our Board of Directors. Future proxy contests and the presence of additional activist shareholder nominees on our Board of Directors could interfere with our ability to execute our strategic plan, be costly and time-consuming, disrupt our operations and divert the attention of management and our employees.

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

We also rely upon unpatented trade secrets and other proprietary information, and we cannot assure that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect such rights. We require our employees, consultants, outside scientific collaborators, scientists whose research we sponsor and other advisers to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements may not provide meaningful protection or adequate remedies for our unpatented proprietary information in the event of use or disclosure of such information.

If our products infringe the intellectual property rights of others, we may incur damages and be required to incur the expense of obtaining a license.

A substantial number of patents have already been issued to other biotechnology and pharmaceutical companies. To the extent that valid third party patent rights cover our products or services, we or our strategic collaborators would be required to seek licenses from the holders of these patents in order to manufacture, use or sell these products and services, and payments under them would reduce our profits from these products and services. We are currently unable to predict the extent to which we may wish or be required to acquire rights under such patents and the availability and cost of acquiring such rights, or whether a license to such patents will be available on acceptable terms or at all. There may be patents in the U.S. or in foreign countries or patents issued in the future that are unavailable to license on acceptable terms. Our inability to obtain such licenses may hinder our ability to manufacture and market our products.

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

There has been, and we expect that there may continue to be, significant litigation in the industry regarding patents and other intellectual property rights. Litigation and administrative proceedings concerning patents and other intellectual property rights may be protracted, expensive and distracting to management. Competitors may sue us as a way of delaying the introduction of our products. Any litigation, including any interference proceedings to determine priority of inventions, oppositions to patents in foreign countries or litigation against our partners may be costly and time consuming and could harm our business. We expect that litigation may be necessary in some instances to determine the validity and scope of certain of our proprietary rights. Litigation may be necessary in other instances to determine the validity, scope or non-infringement of certain patent rights claimed by third parties to be pertinent to the manufacture, use or sale of our products. Ultimately, the outcome of such litigation could adversely affect the validity and scope of our patent or other proprietary rights or hinder our ability to manufacture and market our products.

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

As of December 31, 2009, we had $1.1 billion of outstanding indebtedness, and we may incur additional debt in the future. Our level of indebtedness could adversely affect our business by, among other things:

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts and research and development;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a competitive disadvantage compared to our competitors that may have less debt; and

•	increasing our vulnerability to general adverse economic and industry conditions.

Our business involves environmental risks, which include the cost of compliance and the risk of contamination or injury.

Our business and the business of several of our strategic partners, including Genentech and Elan, involves the controlled use of hazardous materials, chemicals, biologics and radioactive compounds. Although we believe that our safety procedures for handling and disposing of such materials comply with state and federal standards, there will always be the risk of accidental contamination or injury. By law, radioactive materials may only be disposed of at state-approved facilities. We currently store radioactive materials from our California laboratory on-site because the approval of a disposal site in California for all California-based companies has been delayed indefinitely. If and when a disposal site is approved, we may incur substantial costs related to the disposal of these materials. If we were to become liable for an accident, or if we were to suffer an extended facility shutdown, we could incur significant costs, damages and penalties that could harm our business. Biologics manufacturing also requires permits from government agencies for water supply and wastewater discharge. If we do not obtain appropriate permits, or permits for sufficient quantities of water and wastewater, we could incur significant costs and limits on our manufacturing volumes that could harm our business.

Several aspects of our corporate governance and our collaboration agreements may discourage a third party from attempting to acquire us.

Several factors might discourage a takeover attempt that could be viewed as beneficial to shareholders who wish to receive a premium for their shares from a potential bidder. For example:

•	we are subject to Section 203 of the Delaware General Corporation Law, which provides that we may not enter into a business combination with an interested shareholder for a period of three years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in the manner prescribed in Section 203;

•	our board of directors has the authority to issue, without a vote or action of shareholders, shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of common stock;

•	our collaboration agreement with Elan provides Elan with the option to buy the rights to TYSABRI if we undergo a change of control, which may limit our attractiveness to potential acquirers;

•	our collaboration agreement with Genentech provides that, if we undergo a change of control, within 90 days Genentech may present an offer to us to purchase our rights to RITUXAN. If a change of control were to occur in the future and Genentech were to present an offer for the RITUXAN rights, we must either accept Genentech’s offer or purchase Genentech’s rights to RITUXAN on the same terms as its offer. If Genentech presents such an offer, then they will be deemed concurrently to have exercised a right, in exchange for a royalty on net sales in the U.S. of any anti-CD20 product acquired or developed by Genentech or any anti-CD20 product that Genentech licenses from a third party that is developed under the agreement, to purchase our interest in each such product;

•	our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year; and

•	advance notice is required for nomination of candidates for election as a director and for proposals to be brought before an annual meeting of shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Massachusetts

Our principal executive offices are located in Cambridge, Massachusetts. In Cambridge, we own approximately 525,000 square feet of real estate space, consisting of a building that houses a research laboratory, office space and a cogeneration plant which total approximately 280,000 square feet and an approximately 245,000 square foot building that contains research, development and quality laboratories.

We lease a total of approximately 450,000 square feet, which includes a 70,000 square foot biologics manufacturing facility and additional laboratory and office space of 125,000 square feet and 255,000 square feet, respectively. In addition, we lease approximately 36,000 square feet of warehouse space in Somerville, Massachusetts, approximately 105,000 square feet of office space in Wellesley, Massachusetts, and approximately 25,000 square feet of office and laboratory space in Waltham, Massachusetts.

In November 2008, we executed a fifteen year lease on a 356,000 square foot office building in Weston, Massachusetts, which will serve as the future location of our general and administrative offices with a planned occupancy around mid-year 2010.

The expiration dates for our leased sites in Massachusetts range from 2010 to 2025.

California

In San Diego, California, we own approximately 43 acres of land upon which we have our oncology research and development campus. The campus, which totals approximately 355,000 square feet, primarily consists of five interconnected buildings housing laboratory and office space.

North Carolina

In Research Triangle Park, North Carolina, we own approximately 550,000 square feet of real estate space. This includes a biologics manufacturing facility of approximately 105,000 square feet, a large scale manufacturing plant of approximately 175,000 square feet, a warehouse comprising approximately 60,000 square feet, a large-scale purification facility of approximately 43,000 square feet, as well as approximately 167,000 square feet of laboratory and office space. We manufacture bulk AVONEX, TYSABRI and other products in our pipeline at this facility. In addition, we lease approximately 57,000 square feet of office space in Durham, North Carolina.

Denmark

We own approximately 60 acres of land in Hillerød, Denmark. We are in the final stages of constructing a large-scale biologics manufacturing facility of approximately 215,000 square feet in Hillerød, Denmark to be used to manufacture large molecule products. An administrative building of approximately 50,000 square feet, label and packaging facility of approximately 65,000 square feet, warehouse, utilities and support space of approximately 135,000 square feet, and laboratory facility of approximately 50,000 square feet are currently in use. Additional information about this facility is set forth in the “Business — Manufacturing and Raw Materials” section of this report.

Other International

We lease office and laboratory space in Zug, Switzerland, our international headquarters, the United Kingdom, Germany, France, Denmark, and numerous other countries. The expiration dates for our international leased sites range from 2010 to 2023.

Item 3.	Legal Proceedings

Please refer to Note 19, Litigation to our Consolidated Financial Statements of this report, which is incorporated into this item by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on The NASDAQ Global Select Market under the symbol “BIIB.” The following table shows the high and low sales price for our common stock as reported by The NASDAQ Global Select Market for each quarter in the years ended December 31, 2009 and 2008:

	Common Stock Price
	2009		2008
	High	Low	High	Low

First Quarter	$53.66	$42.92	$64.49	$54.50
Second Quarter	$55.34	$44.56	$67.45	$55.68
Third Quarter	$52.12	$44.41	$73.59	$45.37
Fourth Quarter	$54.00	$41.75	$52.36	$37.21

Holders

As of February 5, 2010, there were approximately 1,097 stockholders of record of our common stock. In addition, as of February 5, 2010, 270 stockholders of record of Biogen, Inc. common stock have yet to exchange their shares of Biogen, Inc. common stock for our common stock as contemplated by the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in November 2003.

Dividends

We have not paid cash dividends since our inception. We do not anticipate paying any cash dividends in the near term.

Issuer Purchases of Equity Securities

The following table summarizes our common stock repurchase activity during the fourth quarter of 2009:

				Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	That May Yet Be
	Total Number of	Average Price	Part of Publicly	Purchased Under Our
	Shares Purchased	Paid Per Share	Announced Programs	Programs
Period	(#)	($)	(#)	($ in millions)

2006 Repurchase Program(1)(2)
Nov-09	6,000,000	45.17	6,000,000	—
2009 Repurchase Program(3)(4)
Oct-09	—	—	—	$1,000.0
Nov-09	2,286,748	46.33	2,286,748	894.0
Dec-09	6,471,899	48.87	6,471,899	577.6

Total	14,758,647	46.97

(1)	On October 31, 2006, we announced that our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. Stock repurchased under this program will provide us with authorized shares for general corporate purposes, such as common stock to be issued under our employee equity and stock purchase plans. This repurchase program did not have an expiration date and was completed during the fourth quarter of 2009. We have used this share repurchase program principally for share stabilization.

(2)	During the first quarter of 2009 we repurchased approximately 1.2 million shares of our common stock at a total cost of approximately $57.6 million under the 2006 Program.

(3)	On October 20, 2009, we announced that our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock in addition to any shares remaining under our 2006 repurchase program. This repurchase program is intended to reduce our shares outstanding, with the objective of returning excess cash to shareholders, and we intend to retire repurchased shares. As of December 31, 2009 approximately 8.8 million shares, at a cost of $422.4 million, have been repurchased under this program, all of which were retired. The number of remaining shares that may yet be purchased under this program is subject to price fluctuations of our common stock.

(4)	From January 1, 2010 through February 5, 2010, we repurchased approximately an additional 5.4 million shares under this program at a total cost of approximately $289.4 million, all of which were retired. Approximately $288.2 million remains available for the repurchase of our common stock under the 2009 program.

Stock Performance Graph

The graph below compares the five-year cumulative total stockholder return on our common stock, the S&P 500 Index and the Nasdaq Pharmaceutical Index, assuming the investment of $100.00 on December 31, 2004 with dividends being reinvested. The stock price performance in the graph below is not necessarily indicative of future price performance.

Item 6.	Selected Consolidated Financial Data

The following financial data should be read in conjunction with our consolidated financial statements and related notes beginning on page F-1 of this report.

BIOGEN IDEC INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
(In millions, except per share amounts)	(7), (8), (9)	(6)	(4),(5)	(2),(3)	(1)

Results of Operations
Product revenues	$3,152.9	$2,839.7	$2,136.8	$1,781.3	$1,617.0
Revenues from unconsolidated joint business	1,094.9	1,128.2	926.1	810.9	708.9
Other revenues	129.5	129.6	108.7	90.8	96.6

Total revenues	4,377.3	4,097.5	3,171.6	2,683.0	2,422.5
Total costs and expenses	(3,081.9)	(2,883.9)	(2,391.8)	(2,243.0)	(2,186.5)
Other income (expense), net	37.3	(57.7)	72.4	58.9	20.2

Income (loss) before income tax expense and cumulative effect of accounting change	1,332.7	1,155.9	852.2	498.9	256.2
Income tax expense	(355.6)	(365.8)	(272.4)	(278.4)	(95.5)
Cumulative effect of accounting change, net of income tax	—	—	—	3.8	—

Net income	977.1	790.1	579.8	224.3	160.7
Net income (loss) attributable to noncontrolling interest, net of tax	6.9	6.9	(58.4)	6.8	—

Net income attributable to Biogen Idec Inc.	$970.1	$783.2	$638.2	$217.5	$160.7

Diluted earnings per share
Income before cumulative effect of accounting change	$3.35	$2.65	$1.99	$0.62	$0.47
Cumulative effect of accounting change, net of income tax	—	—	—	0.01	—

Diluted earnings per share	$3.35	$2.65	$1.99	$0.63	$0.47

Shares used in calculating diluted earnings per share	289.5	295.0	320.2	345.3	346.2

Financial Condition
Cash, cash equivalents and marketable securities	$2,457.8	$2,262.8	$2,115.8	$2,314.9	$2,055.1
Total assets	$8,551.9	$8,479.0	$8,628.8	$8,552.8	$8,381.7
Notes payable and line of credit, less current portion	$1,080.2	$1,085.4	$51.8	$96.7	$43.4
Total Biogen Idec Inc. shareholders’ equity	$6,221.5	$5,806.1	$5,534.3	$7,149.8	$6,905.9

(1)	Included in costs and expenses in 2005 is a charge of $118.1 million related to facility impairment charges.

(2)	Included in total costs and expenses in 2006 is a charge of $207.4 million for in-process research and development from the acquisition of Fumapharm AG, a net gain of $6.1 million on the settlement of license agreements associated with Fumapharm AG and Fumedica GmbH and a charge of $123.1 million for in process research and development related to the acquisition of Conforma Therapeutics, Inc.

(3)	Upon adoption of a new accounting standard, which provided guidance for the accounting of our share-based compensation programs, we recorded the cumulative effect of an accounting change of $3.8 million, net, as of January 1, 2006.

(4)	Included in total costs and expenses in 2007 is a charge of $18.4 million for in-process research and development related to the acquisition of Syntonix Pharmaceuticals Inc. and $64.3 million related to our collaborations with Cardiokine Biopharma LLC and Neurimmune SubOne AG, which we consolidated in accordance with the guidance provided by the Consolidation Topic of the Codification. The $64.3 million was offset by an equal amount of noncontrolling interest, resulting in no net impact to the results of our operations.

(5)	In July 2007, we purchased 56,424,155 shares of our common stock pursuant to a tender offer. We funded the transaction through existing cash and cash equivalents of $1,490.5 million and a short term loan of $1,500.0 million.

(6)	Included in total cost and expenses in 2008 is $25.0 million for in process research and development related to a milestone payment made to the former shareholders of Conforma Therapeutics pursuant to the terms of our acquisition of Conforma Therapeutics in 2006.

(7)	Total costs and expenses in 2009 includes the $110.0 million upfront payment made to Acorda Therapeutics, Inc. pursuant to our June 30, 2009 collaboration and license agreement to develop and commercialize products containing fampridine in markets outside the U.S.

(8)	In 2009, we repurchased 16.0 million shares of our common stock at a cost of $751.2 million under our 2006 and 2009 share repurchase programs.

(9)	Changes in tax law in certain state jurisdictions in which we operate and the resolution of multiple federal, state and foreign tax audits, including the effective settlement of several uncertain tax positions resulted in a $58.3 million reduction to our 2009 income tax expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes beginning on page F-1 of this report.

Executive Summary

Introduction

Biogen Idec is a global biotechnology company that creates new standards of care in therapeutic areas with high unmet medical needs. Our business strategy is focused on discovering and developing first-in-class or best-in-class products that we can deliver to specialty markets globally. Patients around the world benefit from Biogen Idec’s significant products that address medical needs in the areas of neurology, oncology and immunology.

In the near term, we are dependent on continued sales of AVONEX, RITUXAN and TYSABRI to drive our revenue growth. In the longer term, our revenue growth is also dependent on the successful clinical development, regulatory approval and launch of new commercial products.

As part of our ongoing research and development efforts, we have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and explore the utility of our existing products in treating disorders beyond those currently approved in their labels. We continue to focus our research and development efforts within our core and emergent areas of neurology, oncology, immunology, cardiopulmonary and hemophilia.

Financial Highlights

The following table is a summary of financial results achieved:

			% Change
	For the Years Ended		2009
	December 31,		Compared
(In millions, except per share amounts and percentages)	2009	2008	to 2008

Total revenues	$4,377.3	$4,097.5	6.8%
Income from operations	$1,295.4	$1,213.6	6.7%
Net income attributable to Biogen Idec Inc.	$970.1	$783.2	23.9%
Diluted earnings per share attributable to Biogen Idec Inc.	$3.35	$2.65	26.4%

As described below under Results of Operations, our operating results for the year ended December 31, 2009, were primarily driven by:

•	Increased AVONEX worldwide revenue. Total AVONEX revenues were $2,322.9 million in 2009, representing a 5.5% increase over 2008.

•	Continued TYSABRI growth. Global in-market net sales of TYSABRI totaled $1,059.2 million in 2009. Our share of TYSABRI revenues totaled $776.0 million in 2009, representing an increase of 31.8% over 2008.

•	U.S. in market net sales of RITUXAN totaled $2,665.5 million in 2009, representing an increase of 3.0% over 2008. Our share of RITUXAN revenues totaled $1,094.9 million in 2009, which is inclusive of our share of co-promotion profits in the U.S. totaling $773.6 million, representing an increase of 5.5% over 2008. This increase was offset by a $79.3 million decrease in our share of revenue on sales of RITUXAN in the rest of world.

•	Total costs and expenses increased 6.9% as compared to 2008. This increase was driven by a 19.7% increase in research and development spending and a 58.8% increase in collaboration profit sharing expense due to TYSABRI growth. These increases were offset by a 5.0% decrease in costs of sales, a reduction in selling, general and administrative expense of 1.5%, and a decrease in amortization of acquired intangible assets of 12.9%.

In addition to the strong operating results achieved, we generated $1,074.9 million of net cash flows from operations during 2009, which were primarily driven by increases in our earnings.

Cash and cash equivalents and marketable securities totaled approximately $2,457.8 million as of December 31, 2009.

Business Highlights

•	In October 2009, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock, with repurchased shares being retired. During 2009, approximately 16.0 million shares at a cost of $751.2 million were repurchased under this and our 2006 share repurchase programs.

•	In June 2009, we entered into a collaboration and license agreement with Acorda Therapeutics, Inc. (Acorda) to develop and commercialize products containing fampridine in markets outside the U.S. In July 2009, we made a $110.0 million upfront payment pursuant to this agreement.

Results of Operations

Revenues

Revenues are summarized as follows:

				% Change
				2009	2008
	For the Years Ended December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

Product:
United States	$1,638.0	$1,472.9	$1,203.6	11.2%	22.4%
Rest of world	1,514.9	1,366.8	933.2	10.8%	46.5%

Total product revenues	3,152.9	2,839.7	2,136.8	11.0%	32.9%
Unconsolidated joint business	1,094.9	1,128.2	926.1	(3.0)%	21.8%
Other	129.5	129.6	108.7	(0.1)%	19.2%

Total revenues	$4,377.3	$4,097.5	$3,171.6	6.8%	29.2%

Product Revenues

Product revenues are summarized as follows:

				% Change
				2009	2008
	For the Years Ended December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

AVONEX	$2,322.9	$2,202.6	$1,867.8	5.5%	17.9%
TYSABRI	776.0	588.6	229.9	31.8%	156.0%
Other	54.0	48.5	39.1	11.3%	24.0%

Total product revenues	$3,152.9	$2,839.7	$2,136.8	11.0%	32.9%

AVONEX

Revenues from AVONEX are summarized as follows:

				% Change
				2009	2008
	For the Years Ended December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

United States	$1,406.2	$1,276.5	$1,085.0	10.2%	17.6%
Rest of world	916.7	926.1	782.8	(1.0)%	18.3%

Total AVONEX revenues	$2,322.9	$2,202.6	$1,867.8	5.5%	17.9%

For 2009 compared to 2008, as well as for 2008 compared to 2007, the increase in U.S. AVONEX revenue was due to price increases, offset by decreased patient demand. Decreased commercial demand resulted in a 7.6% and a 6.0% decline in U.S. AVONEX sales volume in 2009 and 2008, respectively, over their prior year comparative periods. In addition, during 2009, we experienced higher participation in our Access Program, which provides free product to eligible patients.

For 2009 compared to 2008, the decrease in rest of world AVONEX revenue was primarily due to the negative impact of foreign exchange rate changes resulting from the strengthening of the U.S. dollar against relevant foreign currencies, primarily the Euro, offset by increased patient demand and price increases in some countries. For 2008 compared to 2007, rest of world sales of AVONEX increased due to increased patient demand, the impact of foreign exchange rate changes and the establishment of additional direct market affiliates. Increased commercial demand resulted in increases of 6.3% and 8.6% in rest of world AVONEX sales volume in 2009 and 2008, respectively, over their prior year comparative periods.

AVONEX rest of world revenues for 2009, 2008 and 2007 also include losses of $39.5 million, $8.5 million and $13.1 million, respectively, recognized in relation to the settlement of certain cash flow hedge instruments.

Continued growth of AVONEX revenue is primarily dependent on maintaining AVONEX’s position as one of the most prescribed MS therapies in the world. We expect to face increasing competition in the MS marketplace in both the U.S. and rest of world from existing and new MS treatments, including oral and other alternative formulations developed by our competitors, the continued growth of TYSABRI and the commercialization of our other pipeline product candidates, which may have a continued negative impact on the unit sales of AVONEX as well as increasing price pressure. We continue to generate data showing AVONEX to be an effective and safe choice for MS patients and physicians.

TYSABRI

We collaborate with Elan Pharma International, Ltd (Elan) an affiliate of Elan Corporation, plc, on the development and commercialization of TYSABRI. Please read Note 17, Collaborations to our Consolidated Financial Statements for a description of this collaboration.

In the U.S., we sell TYSABRI to Elan who sells the product to third party distributors. Our sales price to Elan in the U.S. is set prior to the beginning of each quarterly period to effect an approximate equal sharing of the gross margin on sales in the U.S. between Elan and us. We recognize revenue for sales of TYSABRI in the U.S. upon Elan’s shipment of the product to the third party distributors. In the rest of world markets, we are responsible for distributing TYSABRI to customers and are primarily responsible for all operating activities. We recognize revenue for sales of TYSABRI in the rest of world at the time of product delivery to our customers.

Revenues from TYSABRI include (1) our share of net U.S. sales of TYSABRI from Elan to third-party customers; (2) revenue on sales of TYSABRI in rest of world markets; (3) amortization of deferred revenue amounts related to Elan milestone payments made to us; and (4) gains or losses recognized in relation to the settlement of foreign currency forward contracts that were entered into to hedge forecasted revenues.

Revenues from TYSABRI are summarized as follows:

				% Change
	For the Years Ended			2009	2008
	December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

United States	$231.8	$196.4	$104.4	18.0%	88.1%
Rest of world	544.2	392.2	125.5	38.8%	212.5%

Total TYSABRI revenues	$776.0	$588.6	$229.9	31.8%	156.0%

For 2009 compared to 2008, as well as for 2008 compared to 2007, the increase in U.S. TYSABRI revenue was due to the continued increase in the number of patients using TYSABRI in the U.S. Increased commercial demand resulted in increases of 16.3% and 88.7% in U.S. TYSABRI sales volume for 2009 and 2008, respectively, over their prior year comparative periods. Net sales of TYSABRI from our collaboration partner, Elan, to third-party customers in the U.S. for each of the years ended December 31, 2009, 2008 and 2007 totaled $508.5 million,  $421.6 million and $217.4 million, respectively.

For 2009 compared to 2008, as well as for 2008 compared to 2007, the increase in rest of world TYSABRI revenue was due to the continued increase in the number of patients using TYSABRI in our rest of world markets. Increased commercial demand resulted in increases of 49.0% and 203.8% in U.S. TYSABRI sales volume for 2009 and 2008, respectively, over their prior year comparative periods. The increase in TYSABRI revenues in 2009 was offset by the negative impact of foreign currency exchange rate changes resulting from the strengthening of the U.S. dollar against foreign currencies, primarily the Euro.

TYSABRI rest of world revenues for 2009 also include losses of $10.1 million recognized in relation to the settlement of certain cash flow hedge instruments; no such losses were recognized in 2008 or 2007 as we did not designate hedges against TYSABRI rest of world revenues in those periods.

In 2009 and 2008, we recognized $7.1 million and $1.5 million respectively of product revenue related to the amortization of the Elan milestone payments.

Since we reintroduced TYSABRI to the market in July 2006, some patients taking TYSABRI have been diagnosed with PML, a rare but serious brain infection described in the TYSABRI label. In November 2009, the U.S. prescribing information for TYSABRI was revised to reflect that the risk of PML increases with longer treatment duration, and for patients treated for 24 to 36 months is generally similar to the rates seen in clinical trials. The revised label also reflects that there is limited experience beyond three years of treatment. In January 2010, the EMA recommended updating the TYSABRI label in the E.U. to reflect that the risk of PML increases after two years of therapy. The EMA also recommended that patients have regular MRI scans and be reinformed of the risk of PML after two years of therapy.

We continue to monitor the growth of TYSABRI unit sales, which may be further impacted by the updated prescribing information. We continue to research and develop protocols that may reduce risk and improve outcomes of PML in patients being treated with TYSABRI. We are working to identify patient or viral characteristics which contribute to the risk of developing PML, including the presence of asymptomatic JC virus infection with a serological assay for antibodies against the JC virus. Our efforts to improve management by physicians of PML and to improve patient outcomes have included researching plasma exchange to more rapidly remove TYSABRI from a patient, and drug screening that identified mefloquine as an anti-JC virus drug candidate.

Other Product Revenues

Other product revenues represent revenues derived from FUMADERM, ZEVALIN and AMEVIVE and are summarized as follows:

				% Change
	For the Years Ended			2009	2008
	December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

FUMADERM	$49.6	$43.4	$21.5	14.3%	101.9%
ZEVALIN	$4.4	$4.8	$16.9	(8.3)%	(71.6)%
AMEVIVE	$—	$0.3	$0.7	(100.0)%	(57.1)%

Total other product revenues	$54.0	$48.5	$39.1	11.3%	24.0%

Unconsolidated Joint Business Revenues

We collaborate with Genentech on the development and commercialization of RITUXAN. Please read Note 17, Collaborations to our Consolidated Financial Statements for a description of this collaboration.

The majority of RITUXAN unit sales are for use in oncology as a treatment for certain types of B-cell NHL. We believe there is opportunity for RITUXAN unit sales growth in the immunology setting, where RITUXAN is used as a treatment for certain types of RA. Additional immunology indications for RITUXAN that we are investigating include ANCA-associated vasculitis.

Revenues from unconsolidated joint business consist of (1) our share of pretax co-promotion profits in the U.S.; (2) reimbursement of our selling and development expense in the U.S.; and (3) revenue on sales of RITUXAN in the rest of world, which consist of our share of pretax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada by F. Hoffmann-La Roche Ltd. (Roche) and its sublicensees. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling and marketing, and joint development expenses incurred by Genentech, Roche and us.

The following table provides a summary of revenues from unconsolidated joint business:

				% Change
	For the Years Ended			2009	2008
	December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

Biogen Idec’s share of co-promotion profits in the U.S.	$773.6	$733.5	$616.8	5.5%	18.9%
Reimbursement of selling and development expenses in the U.S.	65.6	59.7	58.5	9.9%	2.1%
Revenue on sales of RITUXAN in the rest of world	255.7	335.0	250.8	(23.7)%	33.6%

Total unconsolidated joint business revenues	$1,094.9	$1,128.2	$926.1	(3.0)%	21.8%

Biogen Idec’s Share of Co-Promotion Profits in the U.S.

The following table provides a summary of amounts comprising our share of co-promotion profits in the U.S.:

				% Change
	For the Years Ended			2009	2008
	December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

Product revenues, net	$2,665.5	$2,587.4	$2,284.8	3.0%	13.2%
Costs and expenses	724.1	741.0	730.2	(2.3)%	1.5%

Co-promotion profits in the United States	$1,941.4	$1,846.4	$1,554.6	5.1%	18.8%

Biogen Idec Inc.’s share of co-promotion profits in the United States	$773.6	$733.5	$616.8	5.5%	18.9%

For 2009 compared to 2008, the increase in U.S. RITUXAN product revenue on sales recorded by Genentech resulted from continued growth for treatment of B-cell NHL and RA, and price increases. For 2008 compared to 2007 the increase in U.S. RITUXAN product revenue was primarily due to increased unit sales in treatments of B-cell NHL, CLL (an unapproved and unpromoted use of RITUXAN) and RA, and price increases. Collaboration costs and expenses for 2009 as compared to 2008 decreased primarily due to higher costs incurred in development of RITUXAN for use in other indications during 2008.

Under our collaboration agreement, our current pretax co-promotion profit-sharing formula, which resets annually, provides for a 30% share of co-promotion profits on the first $50.0 million of co-promotion operating profit with our share increasing to 40% if co-promotion operating profits exceed $50.0 million. In 2009, 2008, and 2007, the 40% threshold was met during the first quarter.

In addition, under our collaboration agreement, we have rights to collaborate with Genentech on the development and commercialization of (1) anti-CD20 products that Genentech acquires or develops, which we refer to as New Anti-CD20 Products, and (2) anti-CD20 products that Genentech licenses from a third party, which we refer to as Third Party Anti-CD20 Products. Our collaboration rights for New Anti-CD20 Products are limited to the U.S. and our collaboration rights for Third Party Anti-CD20 Products are dependent upon Genentech’s underlying license rights. There is only one New Anti-CD20 Product, ocrelizumab, and only one Third Party Anti-CD20 Product, GA101.

Our agreement with Genentech also provides that the successful development and commercialization of the first New Anti-CD20 Product will decrease our percentage of co-promotion profits of the collaboration. Please read Note 17, Collaborations to our Consolidated Financial Statements for additional information regarding the pretax co-promotion profit sharing formula for RITUXAN and New Anti-CD20 Products sold by us and Genentech following the approval date of the first New Anti-CD20 Product. We will participate in Third Party Anti-CD20 Products on similar financial terms as for ocrelizumab.

Reimbursement of Selling and Development Expense in the U.S.

As discussed within Note 17, Collaborations to our Consolidated Financial Statements, Genentech incurs the majority of continuing development costs for RITUXAN. Expenses incurred by Genentech in the development of RITUXAN are not recorded as research and development expense, but rather reduce our share of co-promotion profits recorded as a component of unconsolidated joint business revenue.

Selling and development expenses, incurred by us in the U.S. and reimbursed by Genentech, increased in 2009 as compared 2008 due to an increase in sales and marketing expense associated with CLL and legal fees.

The increase in selling and development expenses in 2008 compared to 2007 was primarily due to development costs we incurred related to the development of RITUXAN in RA.

Revenue on Sales of RITUXAN in the Rest of World

We record our royalty revenue and co-promotion profit revenue on sales of RITUXAN in the rest of world on a cash basis. Revenues on sales of RITUXAN in the rest of world decreased in 2009 compared to 2008 primarily due to royalty expirations in certain of these markets and the negative impact of foreign exchange rate changes.

Revenues on sales of RITUXAN in the rest of world increased in 2008 compared to 2007 due to several factors, including increased market penetration in NHL and increased use in RA.

The royalty period for sales in the rest of world with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. For the majority of European countries, the first commercial sale of RITUXAN occurred in the second half of 1998. Specifically, the royalty periods with respect to sales in France, Spain, Germany and the United Kingdom expired in 2009. The royalty period with respect to sales in Italy will expire in 2010. The royalty periods with respect to sales in other countries will subsequently expire through 2012. As a result of these expirations, we expect royalty revenues derived from sales of RITUXAN in the rest of world to continue to decline in future years.

Other Revenues

Our product line previously included ZEVALIN (ibritumomab tiuxetan) which is part of a treatment regimen for certain B-cell NHL, and AMEVIVE (alefacept), a treatment for certain moderate to severe psoriasis. We have sold or exclusively licensed the rights to these products to third parties and continue to receive supply agreement revenues based on those products which are included in corporate partner revenues. We also receive royalties on sales by our licensees of a number of other products under patents that we own.

Other revenues are summarized as follows:

				% Change
	For the Years Ended			2009	2008
	December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

Royalty revenues	$124.4	$116.2	$102.1	7.1%	13.8%
Corporate partner revenues	5.1	13.4	6.6	(61.9)%	103.0%

Other revenues	$129.5	$129.6	$108.7	(0.1)%	19.2%

Royalty Revenues

We receive royalties on sales by our licensees of products covered under patents that we own. Sales of licensed products could vary significantly due to competition, manufacturing difficulties and other factors that are not within our control. In addition, the expiration or invalidation of any underlying patents could reduce or eliminate the royalty revenues derived from such patents.

The increase in royalty revenues in 2009 as compared to 2008, as well as in 2008 as compared to 2007, was primarily due to increased sales of ANGIOMAX (bivalirudin) licensed to The Medicines Company (TMC) offset by a decline in royalties from sales of other licensed product and the expiration of certain contracts and license agreements.

Our most significant source of royalty revenue is derived from sales of ANGIOMAX by TMC. TMC sells ANGIOMAX in the U.S., Europe, Canada, and Latin America for use as an anticoagulant in combination with aspirin in patients with unstable angina undergoing percutaneous transluminal coronary angioplasty. Royalty revenues related to the sales of ANGIOMAX are recognized in an amount equal to the level of net sales achieved during a calendar year multiplied by the royalty rate in effect for that tier under our agreement with TMC. The royalty rate increases based upon which tier of total net sales are earned in any calendar year. The increased royalty rate is applied retroactively to the first dollar of net sales achieved during the year. This formula has the effect of increasing the amount of royalty revenue to be recognized in later quarters. Accordingly, an adjustment is recorded in the period in which an increase in royalty rate has been achieved.

Under the terms of our agreement, TMC is obligated to pay us royalties earned, on a country-by-country basis, until the later of (1) twelve years from the date of the first commercial sale of ANGIOMAX in such country and (2) the date upon which the product is no longer covered by a patent in such country. The annual royalty rate is reduced by a specified percentage in any country where the product is no longer covered by a patent and where sales have been reduced to a certain volume-based market share. TMC began selling ANGIOMAX in the U.S. in January 2001. The principal U.S. patent that covers ANGIOMAX expires in March 2010. The FDA has granted TMC an additional period of marketing exclusivity for ANGIOMAX in order to investigate its use in pediatric patients. This period expires in September 2010. In the event that third parties sell products comparable to ANGIOMAX after the period of marketing exclusivity expires, we would expect a significant decrease in royalty revenues due to lower royalty rates and increased competition.

Provisions for Discounts and Allowances

Revenues from product sales are recorded net of applicable allowances for trade term discounts, wholesaler incentives, Medicaid rebates, Veterans Administration (VA) rebates, managed care rebates, product returns, and other applicable allowances. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). For 2009 compared to 2008, as well as 2008 compared to 2007, the increases in total allowances were primarily due to price increases.

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

Reserves for discounts, contractual adjustments and returns that reduced gross product revenues were as follows:

				% Change
	For the Years Ended			2009	2008
	December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

Discounts	$74.0	$67.1	$45.7	10.3%	46.8%
Contractual adjustments	192.5	149.0	105.2	29.2%	41.6%
Returns	16.6	12.2	22.1	36.1%	(44.8)%

Total allowances	$283.1	$228.3	$173.0	24.0%	32.0%

Gross product revenues	$3,436.0	$3,068.0	$2,309.8	12.0%	32.8%

Percent of gross product revenues	8.2%	7.4%	7.5%	10.8%	(1.3)%

Discount reserves include trade term discounts and wholesaler incentives. For 2009 compared to 2008, as well as for 2008 compared to 2007, the increase in discounts was primarily driven by increases in trade term discounts and wholesaler incentives as a result of price increases.

Contractual adjustment reserves relate to Medicaid, VA and managed care rebates and other applicable allowances. For 2009 compared to 2008, as well as for 2008 compared to 2007, contractual adjustments increased primarily due to the impact of higher reserves for managed care (associated with higher level of activity with respect to rebates and price increases in the U.S.) and Medicaid and VA programs (associated with price increases in the U.S.).

Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. We also accept returns from our patients for various reasons. For 2009 compared to 2008, return reserves remained relatively unchanged. For 2008 compared to 2007, return reserves decreased primarily due to a decrease in estimated product returns based on historical trends.

Costs and Expenses

A summary of total costs and expenses is as follows:

				% Change
	For the Years Ended			2009	2008
	December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

Cost of sales, excluding amortization of acquired intangible assets	$382.1	$402.0	$335.2	(5.0)%	19.9%
Research and development	1,283.1	1,072.1	925.2	19.7%	15.9%
Selling, general and administrative	911.0	925.3	776.1	(1.5)%	19.2%
Collaboration profit sharing	215.9	136.0	14.0	58.8%	871.4%
Amortization of acquired intangible assets	289.8	332.7	257.5	(12.9)%	29.2%
Acquired in-process research and development	—	25.0	84.2	(100.0)%	(70.3)%
Facility impairments and (gain) loss on disposition, net	—	(9.2)	(0.4)	(100.0)%	2200.0%

Costs and expenses	$3,081.9	$2,883.9	$2,391.8	6.9%	20.6%

Cost of Sales, Excluding Amortization of Acquired Intangible Assets (Cost of Sales)

Components of cost of sales are summarized as follows:

				% Change
	For the Years Ended			2009	2008
	December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

Cost of product revenues	$378.1	$397.0	$330.5	(4.8)%	20.1%
Cost of royalty revenues	4.0	5.0	4.7	(20.0)%	6.4%

Cost of sales	$382.1	$402.0	$335.2	(5.0)%	19.9%

For 2009 compared to 2008, the decrease in cost of sales was primarily due to a decrease in write-downs from unmarketable inventory of $12.9 million, decreased production costs of approximately $10.9 million resulting from the implementation of a new high-titer production process which produces higher yields of TYSABRI and an $8.8 million decrease in royalty payments on sales of licensed product due mainly to the expiration of certain contracts and license agreements. These decreases were offset by a $17.0 million increase in costs associated with higher TYSABRI sales volume. In addition, during 2008 we also incurred a $4.3 million period expense related to the shutdown of our manufacturing facility in Research Triangle Park, North Carolina for the implementation of the high-titer production process upgrades.

For 2008 as compared to 2007, the overall increase in cost of sales was primarily due to higher sales volume offset by decreased write-downs from unmarketable inventory.

Write-downs from Unmarketable Inventory

Our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. Periodically, certain batches or units of product may no longer meet quality specifications or may expire. The shelf life associated with our products is generally between 3 and 48 months, depending on the product. Obsolescence due to expiration has historically been insignificant.

Amounts written down related to unmarketable inventory are charged to cost of sales, and totaled $16.9 million, $29.8 million and $21.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Research and Development

				% Change
	For the Years Ended			2009	2008
	December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

Research and development	$1,283.1	$1,072.1	$925.2	19.7%	15.9%

We devote significant resources to research and development programs focusing our efforts on finding novel therapeutics in areas of high unmet medical need within our core and emergent focus areas of neurology, oncology, immunology, cardiopulmonary and hemophilia. Over the past few years, we have incurred significant expenditures related to the development of new product candidates and exploring the utility of our existing products in treating disorders in addition to those currently approved in their labels. Costs associated with later stage clinical trials are, in most cases, more significant than those incurred in earlier stages of our pipeline.

Research and development expenses consist of upfront fees and milestones paid to collaborators and expenses incurred in performing research and development activities, including compensation and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, fees paid to clinical research organizations (CROs) and other outside expenses. Research and development expenses are expensed as incurred. The timing of upfront fees and milestone payments in the future may cause variability in future research and development expense.

For 2009 compared to 2008, research and development expenses increased by $211.0 million, driven primarily by the $110.0 million upfront payment made to Acorda, as well as a net increase of $100.2 million related to the ramp up of clinical trial activity for certain development stage product candidates including lixivaptan, BG-12, humanized anti-CD20 and ADENTRI. In addition, in 2009, we initiated registrational trials in our PEGylated interferon program. The aforementioned increases were offset by a reduction of spending across several programs including baminercept in RA, lumiliximab and volociximab.

For 2008 compared to 2007, research and development expenses increased by $146.9 million, driven by an increase of $56.4 million related to the continued advancement of our pipeline into Phase 3 clinical trials. In 2008, we initiated a registrational trial in our lixivaptan program, a Phase 2 trial in our ADENTRI program, and continued to develop our BG-12, anti-CD80 MAb (galiximab) and anti-CD23 MAb (lumiliximab) programs. In 2008, we had 8 programs in Phase 3 clinical trials as compared to 5 in 2007. We also increased spending in our anti-CD20 programs in both Phase 2 and Phase 3 clinical trials by $46.2 million primarily due to a $31.5 million opt-in payment to participate in the Roche-led GA101 program. The balance of the increase of $44.3 million was due to other research and development investments, primarily in our pre clinical and early stage pipeline programs including HSP90, BIIB014, BART and LINGO programs.

We expect total research and development expense in 2010 to be between 24% and 27% of total revenue.

Milestone and Upfront Payments

Milestone and upfront payments made to our collaboration partners and included within research and development expense are summarized as follows:

				% Change
	For the Years Ended			2009	2008
	December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

Total milestone and upfront payments reflected within research and development expense	$151.5	$47.6	$52.0	218.3%	(8.5)%

For 2009 as compared to 2008, the increase in milestone and upfront payments was primarily the result of the $110.0 million upfront payment made to Acorda.

Selling, General and Administrative

				% Change
	For the Years Ended			2009	2008
	December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

Selling, general and administrative	$911.0	$925.3	$776.1	(1.5)%	19.2%

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, legal and other administrative personnel, outside marketing and legal expenses and other general and administrative costs.

For 2009 compared to 2008, the decrease in selling, general and administrative expenses was primarily driven by the positive impact of foreign currency exchange rate changes and a reduction of expenses reimbursed to Elan for their marketing of TYSABRI for Crohn’s disease in the U.S. These decreases were offset by costs incurred associated with our geographic expansion into new markets.

For 2008 compared to 2007, selling, general and administrative expenses increased primarily due to a $90.0 million increase in sales and marketing, of which $55.3 million related to international sales and marketing activities primarily for AVONEX and TYSABRI and $43.6 million related to an increase in compensation and benefits for general and administrative personnel as well as increases in fees and services.

We expect that selling, general and administrative expenses will increase in 2010 as compared to the total amount incurred in 2009 primarily due to increased sales and marketing activities in support of AVONEX and TYSABRI. In addition, under the transition agreement entered into with James C. Mullen, we will incur approximately $21 million of expense in the first half of 2010 all of which relates to the modification of his existing equity based compensation awards. The substantial portion of this charge is due to the incremental value attributable to the extension of Mr. Mullen’s stock option awards.

Collaboration Profit Sharing

				% Change
	For the Years Ended			2009	2008
	December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

Collaboration profit sharing	$215.9	$136.0	$14.1	58.7%	866.3%

Payments are made to Elan for their share of the rest of world net operating profits to effect an equal sharing of collaboration operating profit. These payments include the reimbursement of our portion of third-party royalties that Elan pays on behalf of the collaboration, relating to sales in the rest of world. These amounts are reflected in the collaboration profit sharing line in our consolidated statements of income. Our collaboration profit sharing expense increases as rest of world sales of TYSABRI increase and is impacted by fluctuations in currency exchange rates.

For 2009 as compared to 2008, as well as for 2008 as compared to 2007, the increases were due to the continued increase in TYSABRI rest of world sales resulting in a higher rest of world net operating profits to be shared with Elan and causing growth in the third-party royalties Elan paid on behalf of the collaboration.

For the years ended December 31, 2009, 2008 and 2007, our collaboration profit sharing expense included $40.0 million, $28.4 million and $9.1 million, respectively, related to the reimbursement of Elan’s royalty payments.

Amortization of Acquired Intangible Assets

				% Change
	For the Years Ended			2009	2008
	December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

Amortization of acquired intangible assets	$289.8	$332.7	$257.5	(12.9)%	29.2%

Our most significant intangible asset is the core technology related to our AVONEX product. Our amortization policy reflects our belief that the economic benefit of our core technology is consumed as revenue is generated from our AVONEX product. We refer to this amortization methodology as the economic consumption model, which involves calculating a ratio of actual current period sales to total anticipated sales for the life of the product and applying this ratio to the carrying amount of the intangible asset. An analysis of the anticipated lifetime revenue of AVONEX is performed at least annually during our long range planning cycle, and this analysis serves as the basis for the calculation of our economic consumption amortization model. Although we believe this process has allowed us to reliably determine the best estimate of the pattern in which we will consume the economic benefits of our core technology intangible asset, the model could result in deferring amortization charges to future periods in certain instances, due to continued sales of the product at a nominal level after patent expiration or otherwise. In order to ensure that amortization charges are not unreasonably deferred to future periods, we compare the amount of amortization determined under the economic consumption model against the minimum amount of amortization recalculated each year under the straight-line method. Amortization is then recorded based upon the higher of the amount of amortization determined under the economic consumption model or the minimum amortization amount determined under the straight-line method.

We completed our most recent long range planning cycle in the third quarter of 2009. This analysis is based upon certain assumptions that we evaluate on a periodic basis, such as the anticipated product sales of AVONEX and expected impact of competitor products and our own pipeline product candidates, as well as the issuance of new patents or the extension of existing patents. Based on this analysis, we have continued to amortize this asset on the economic consumption model for the third and fourth quarters of 2009, and expect to apply the same model for the first two quarters in 2010. The results of our analysis were most significantly impacted by the issuance in September 2009 of a U.S. patent covering the treatment of MS with AVONEX, which resulted in an increase in the total expected lifetime revenue of AVONEX and an extension of the assumed remaining life of our core intangible asset.

As a result of these changes in the total expected lifetime revenues of AVONEX, amortization recorded for the third and fourth quarters of 2009 decreased significantly over their respective prior year comparative periods. Based upon this most recent analysis, amortization of intangible assets, included within our consolidated balance sheet as of December 31, 2009, is expected to be in the range of approximately $160.0 million to $220.0 million for each of the next five years.

For 2008 compared to 2007, the increase in amortization expense was primarily due to the changes in the estimate of the future total expected lifetime revenues of AVONEX that occurred as part of the annual reassessment of amortization expense in the third quarters of 2008 and 2007. The change in the estimate of the future revenue of AVONEX was attributable to the expected impact of competitor products, including the commercialization of our own pipeline product candidates.

Acquired In-Process Research and Development (IPR&D)

				% Change
	For the Years Ended			2009	2008
	December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

Acquired in-process research and development	$—	$25.0	$84.2	(100.0)%	(70.3)%

Effective January 1, 2009, we adopted a new accounting standard for business combinations, which changes the accounting treatment of acquired IPR&D. For acquisitions occurring prior to January 1, 2009, we measured acquired IPR&D at fair value and expensed it on the acquisition date, or capitalized it as intangible assets if certain criteria were met. However, effective January 1, 2009, acquired IPR&D will be measured at fair value and capitalized as intangible assets and amortized from the date of completion over its estimated useful life. In addition, the acquired IPR&D will be tested for impairment until completion of the acquired programs.

In 2008, we recorded an IPR&D charge of $25.0 million related to a HSP90-related milestone payment made to the former shareholders of Conforma Therapeutics, Inc. (Conforma) pursuant to the terms of our acquisition of Conforma in 2006.

During the year ended December 31, 2007, we recorded IPR&D charges of $84.2 million. The principal components of this amount are as follows:

•	$18.4 million related to the acquisition of Syntonix Pharmaceuticals (Syntonix);

•	$30.0 million related to the collaboration with Cardiokine Biopharma LLC (Cardiokine); and

•	$34.3 million related to the collaboration with Neurimmune SubOne AG (Neurimmune).

Cardiokine and Neurimmune are variable interest entities as defined under the guidance set forth within the Consolidation Topic of the Codification. The consolidation of these entities resulted in IPR&D charges which have been recorded as a component of operating income. However, because the IPR&D charges relate to the fair value of the underlying technology retained by the parent companies of Cardiokine and Neurimmune, these amounts were allocated to the respective noncontrolling interests.

We use discounted cash flow models to determine the fair values associated with acquired technologies. These models require the use of significant estimates and assumptions, which include but are not limited to an estimate of future cash flows from product sales resulting from completed and in-process products and the use of discount and probability rates on a project basis. Refer to Valuation of Acquired Intangible Assets and In-process Research and Development Expenses within Critical Accounting Estimates for additional discussion.

We believe that the discount rates utilized in our valuations are commensurate with the stage of development of these compounds and uncertainties in the economic estimates associated with each development relationship. The IPR&D charge related to our collaboration with Neurimmune was determined based upon an estimate of revenues expected to be recognized beginning in 2018 related to the Beta-Amyloid antibody and a discount rate of 15%. The IPR&D charge related to our collaboration with Cardiokine was determined assuming a discount rate of 11% and an estimate of revenues expected to be recognized beginning in 2012 for lixivaptan. The amount allocated to IPR&D resulting from the acquisition of Syntonix relates to the development of long-acting recombinant Factor IX and long-acting recombinant Factor VIII assuming estimated revenues expected to be recognized beginning in 2012 and 2013, respectively. A discount rate of 13% was used to value these projects.

In addition, in connection with the acquisition of Syntonix in January 2007, we agreed to make additional future consideration payments contingent upon the achievement of certain milestone events. In accordance with our acquisition agreement, we will make a $40.0 million milestone payment to the former shareholders of Syntonix during the first quarter of 2010. This amount will be recorded as a charge to IPR&D in the first quarter of 2010.

Refer to Note 2, Acquisitions and Dispositions and Note 17, Collaborations to our Consolidated Financial Statements for additional discussion.

Other Income (Expense), Net

Components of other income (expense), net, are summarized as follows:

				% Change
	For the Years Ended			2009	2008
	December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

Interest income	$48.5	$72.1	$103.6	(32.7)%	(30.4)%
Interest expense	(35.8)	(52.0)	(40.5)	31.2%	(28.4)%
Impairment on investments	(10.6)	(60.3)	(24.4)	82.4%	(147.1)%
Gain (loss) on sales of investments, net	22.8	(1.1)	16.7	2,172.7%	(106.6)%

				% Change
	For the Years Ended			2009	2008
	December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

Foreign exchange gains (losses), net	11.4	(9.8)	3.0	216.3%	(426.7)%
Gain on the sale of property	—	—	7.1	0.0%	(100.0)%
Other, net	1.0	(6.6)	6.9	114.9%	(197.1)%

Other income (expense), net	$37.3	$(57.7)	$72.4	164.5%	(179.8)%

Interest Income

For 2009 as compared to 2008, interest income decreased primarily due to lower yields on cash, cash equivalents, and marketable securities, offset by higher average cash balances.

For 2008 compared to 2007, interest income decreased primarily due to a reduction in cash and cash equivalents due to the funding of our tender offer in July 2007, a net payment of $525.5 million for our term loan facility and lower investment yields.

Interest Expense

For 2009 as compared to 2008, interest expense decreased primarily due to decreased average debt balances. In addition in 2009, approximately $5.4 million was recorded as a reduction of interest expense due to the amortization of the deferred gain associated with the termination of an interest rate swap in December 2008. This is further described in Note 8, Derivative Instruments to our Consolidated Financial Statements.

For 2008 compared to 2007, interest expense increased primarily due to an increased average debt balance as well as $8.9 million of expense incurred in 2008 due to the impact of hedge ineffectiveness as discussed in Note 8, Derivative Instruments to our Consolidated Financial Statements.

We capitalized interest costs related to construction in progress totaling approximately $28.5 million, $23.2 million and $10.1 million in 2009, 2008 and 2007, respectively, which were primarily related to the development of our large-scale biologic manufacturing facility in Hillerød, Denmark, which as a result reduced our interest expense by the same amount. We expect the amount of interest capitalized in relation to this facility will decrease in 2010.

Impairment on Investments

In April 2009, we implemented newly issued accounting standards which provided guidance for recognition and presentation of other-than-temporary impairments. The adoption of this guidance did not have a material impact on our financial position or results of operations; however, this standard amended the other-than-temporary impairment model for marketable debt securities. The impairment model for equity securities was not affected. Refer to Note 7, Financial Instruments to our Consolidated Financial Statements for additional information on the adoption of this guidance.

In 2009, we recognized impairment losses of $7.0 million on our publicly-held strategic investments and non-marketable securities and an additional $3.6 million in charges for the other-than-temporary impairment on our marketable debt securities primarily related to mortgage and asset-backed securities.

In 2008, we recognized impairment losses of $18.6 million on our publicly-held strategic investments and non-marketable securities and an additional $41.7 million in impairment on our marketable debt securities primarily related to mortgage, asset-backed and corporate securities.

In 2007 we recognized impairment losses of $18.4 million on our publicly-held strategic investments and non-marketable securities and an additional $7.5 million in impairment on our marketable debt securities primarily related to mortgage and asset-backed securities.

We may incur additional impairment charges on these investments in the future.

Impairment on Property

We own or lease real estate primarily consisting of buildings that contain research laboratories, office space, and biologic manufacturing operations, some of which are located in markets that are experiencing high vacancy rates and decreasing property values. If we decide to consolidate, co-locate or dispose of certain aspects of our business operations, for strategic or other operational reasons, we may dispose of one or more of our properties. Due to reduced expectations of product demand, improved yields on production and other factors, we may not fully utilize our manufacturing facilities at normal levels resulting in idle time at facilities or substantial excess manufacturing capacity. We are always evaluating our current strategy, as well as other alternatives, including whether to delay completion of the Denmark facility. If any of our owned properties are held for sale, or disposed of, we may not realize the full investment in these properties and incur significant impairment charges if the fair value of the properties were determined to be lower than their book value. In addition, if we decide to fully or partially vacate a leased property, we may incur significant cost, including lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements.

Income Tax Provision

Tax Rate

				% Change
	For the Years Ended			2009	2008
	December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

Effective tax rate on pre-tax income	26.7%	31.6%	32.0%	(15.5)%	(1.3)%
Income tax expense	$355.6	$365.8	$272.4	(2.8)%	34.3%

Our effective tax rate fluctuates from year to year due to the nature of our global operations. The factors that most significantly impact our effective tax rate include variability in the allocation of our taxable earnings between multiple jurisdictions, changes in tax laws, acquisitions and licensing transactions.

In 2009, our effective tax rate was impacted by the following significant items:

•	Tax impact from licensing transaction — During 2009, we entered into a collaboration and license agreement with Acorda. As there is no income tax benefit associated with either the $110.0 million upfront payment made to Acorda or our development spending on fampridine outside the U.S., these payments had a 2.1% unfavorable impact on our 2009 effective tax rate.

•	Tax impact from changes in tax laws — We established deferred tax assets and adjusted certain deferred tax liabilities, and adjusted our reserves for uncertain tax positions, due to changes in tax laws in certain states in which we operate. This had a favorable effect of 2.3% on our 2009 effective tax rate.

•	Tax impact from resolution of tax audits — The resolution of federal, state and foreign tax audits resulted in reducing our reserves for several uncertain tax positions, which had a favorable effect of 2.1% on our 2009 effective tax rate.

Our effective tax rate in 2009 was lower than in 2008 due to the net effect of the three items noted above and a higher percentage of our foreign earnings being subject to U.S. income taxation in 2008. The effect of the allocation of earnings was partially offset by certain tax credits and deferred tax assets which will be realized as a result of our 2008 domestic reorganization.

Our effective tax rate in 2008 was higher than 2007 primarily due to a reorganization of our international operations in 2008 and the allocation of our earnings subject to U.S. taxation in each year.

The 2008 domestic and foreign reorganizations to our corporate structure involved the movement of certain personnel, operations and processes among our affiliates. Our effective tax rate will continue to be dependent on the allocation of our profits among jurisdictions and the percentage of our foreign earnings which are subject to taxation in the U.S.

We expect our 2010 effective tax rate to be between 28% and 30%. This rate does not consider the impact of a potential renewal of the federal research and development tax credit.

Financial Condition and Liquidity

Our financial condition is summarized as follows:

			% Change
			2009
	As of December 31,		Compared
(In millions, except percentages)	2009	2008	to 2008

Financial assets:
Cash and cash equivalents	$581.9	$622.4	(6.5)%
Marketable and loaned securities — current	681.8	749.0	(9.0)%
Marketable securities — non-current	1,194.1	891.4	34.0%

Total financial assets	$2,457.8	$2,262.8	8.6%

Borrowings:
Current portion of notes payable and line of credit	$19.8	$27.7	(28.5)%
Notes payable and line of credit	1,080.2	1085.4	(0.5)%

Total borrowings	$1,100.0	$1,113.1	(1.2)%

Working capital	$1,765.7	$1,534.8	15.0%

For the year end December 31, 2009, certain significant cash flows were as follows:

•	$1,074.9 million of cash flows generated from operations, inclusive of the $110.0 million upfront payment made to Acorda on July 1, 2009;

•	$751.2 million used for share repurchases;

•	$745.4 million in total payments for income taxes;

•	$229.1 million used for net purchases of marketable securities; and

•	$165.6 million used for purchases of property, plant and equipment.

Significant cash flow activities during 2008 included the net repayment of approximately $525.5 million of indebtedness, $738.9 million used to fund share repurchases, $222.8 used for the net purchases of marketable securities, and $276.0 million used to purchase property, plant and equipment offset by cash generated from operations of $1,562.4 million.

We have financed our operating and capital expenditures principally through cash flows from our operations. We expect to finance our current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that existing funds, cash generated from operations and existing sources of, and access to, financing are adequate to satisfy our operating, working capital, strategic alliance and acquisition, milestone payments, capital expenditures and debt service requirements for the foreseeable future. In addition, we plan to opportunistically pursue our stock repurchase program and other business initiatives, including acquisition and licensing activities. We may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

Please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report for items that could negatively impact our cash position and ability to fund future operations.

Share Repurchase Programs

In October 2009, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock, with repurchased shares being retired. This repurchase program does not have an expiration date. As of December 31, 2009, approximately 8.8 million shares at a cost of $422.4 million were repurchased under this program, all of which were retired. From January 1, 2010 through February 5, 2010, we repurchased approximately an additional 5.4 million shares under this program at a total cost of approximately $289.4 million, all of which were also retired. Approximately $288.2 million remains available for the repurchase of our common stock under the 2009 program. The remaining shares that may be purchased under this program is subject to price fluctuations of our common stock.

In October 2006, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. This repurchase program was completed during the fourth quarter of 2009. During 2009, approximately 7.2 million shares of our common stock were repurchased for approximately $328.8 million under this program. During 2008, approximately 12.8 million shares of our common stock were repurchased for approximately $738.9 million under this program. We used the 2006 share repurchase program principally for share stabilization.

Cash, Cash Equivalents and Marketable Securities

Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments and other interest bearing marketable debt instruments in accordance with our investment policy. We attempt to mitigate credit risk in our cash reserves and marketable securities by maintaining a well diversified portfolio that limits the amount of investment exposure as to institution, maturity, and investment type. In particular, the value of our investments may be adversely affected by increases in interest rates, downgrades in the corporate bonds included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in other-than-temporary declines in the value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost which could adversely impact our financial position and our overall liquidity.

The increase in cash and marketable securities as of December 31, 2009 as compared to December 31, 2008 is primarily due to an increase in cash from operations and proceeds from the issuance of shares under our share-based compensation programs offset by purchases of property, plant and equipment, share repurchases, payments pursuant to our collaboration agreement with Acorda and other collaboration arrangements, and purchases of strategic investments.

Borrowings

There have been no significant changes in our borrowings since December 31, 2008.

On March 4, 2008, we issued $450.0 million aggregate principal amount of 6.0% Senior Notes due March 1, 2013 and $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 for proceeds of $987.0 million, net of issuance costs. The credit rating on these notes at December 31, 2009, was Baa3 with a stable outlook by Moody’s Investors Service and BBB+ with a stable outlook by Standard & Poor’s. Additionally, in connection with the issuance of these notes, we entered into interest rate swaps, which were terminated in December 2008 and are further described in Note 6, Fair Value Measurements to our Consolidated Financial Statements. We used the proceeds of this offering, along with cash and the proceeds from the liquidation of marketable securities, to repay the $1,500.0 million term loan facility we had entered into in July 2007 in connection with the funding of our June 2007 stock repurchase tender offer.

In June 2007, we entered into a five year $400.0 million senior unsecured revolving credit facility, which we may use for future working capital and general corporate purposes. The bankruptcy of Lehman Brothers Holdings Inc. in 2008 resulted in the elimination of their $40.0 million commitment, thereby reducing the availability of the credit facility to $360.0 million. The terms of this revolving credit facility include various covenants, including financial covenants that require us to not exceed a maximum leverage ratio and, under certain circumstances, an interest coverage ratio. As of December 31, 2009, and 2008 there were no borrowings under this credit facility and we were in compliance with applicable covenants.

Working Capital

			% Change
			2009
	As of December 31,		Compared
(In millions, except percentages)	2009	2008	to 2008

Current assets	$2,480.6	$2,458.0	0.9%
Current liabilities	(714.9)	(923.2)	(22.6)%

Working capital	$1,765.7	$1,534.8	15.0%

We define working capital as current assets less current liabilities. The increase in working capital primarily reflects the overall reduction of current liabilities by $208.3 million primarily driven by a $147.4 million reduction in balances attributable to taxes payable. The change in total current assets was negligible as increases in net receivable balances, inventory and other current assets were offset by decreases in cash and marketable and loaned securities.

Cash Flows

				% Change
				2009	2008
	For the Years Ended December 31,			Compared	Compared
(In millions, except percentages)	2009	2008	2007	to 2008	to 2007

Net cash flows provided by operating activities	$1,074.9	$1,562.4	$1,018.8	(31.2)%	53.4%
Net cash flows used in investing activities	$(395.0)	$(365.9)	$(286.6)	8.0%	27.7%
Net cash flows used in financing activities	$(724.2)	$(1,234.6)	$(733.3)	(41.3)%	68.4%

Operating Activities

Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash provided by operating activities is primarily driven by our earnings and changes in working capital. We expect cash provided from operating activities will continue to be our primary source of funds to finance operating needs and capital expenditures for the foreseeable future.

Operating cash flow is derived by adjusting net income for:

•	Non-cash operating items such as depreciation and amortization, impairment charges and share-based compensation charges;

•	Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations.

The decrease in cash provided by operating activities for 2009 as compared to 2008 was primarily driven by change in other liabilities and taxes payable, primarily due to an increase in income tax payments of $373.4 million, primarily resulting from increased earnings and the settlement of various audits in 2009, the $110.0 million upfront payment made to Acorda on July 1, 2009 and the payment of certain accrued expenses and other current liabilities.

The increase in cash from operating activities for 2008 as compared to 2007 was primarily due to higher earnings net of a higher investment in working capital and the proceeds received from the termination of the interest rate swap.

Investing Activities

The increase in net cash used in investing activities in 2009 compared to 2008 is primarily due to a decrease in collateral received under our securities lending program offset primarily by a decrease in net purchases of marketable securities and a reduction in purchases of property, plant and equipment. The decline in purchases of property, plant and equipment is primarily attributable to our Hillerød, Denmark manufacturing facility and certain other manufacturing upgrades which are near completion.

The increase in cash used in investing activities in 2008 compared to 2007 is primarily due to an increase in net purchases of marketable securities, offset by cash proceeds from collateral received under securities lending.

In 2009, significant cash flows related to investing activities consisted primarily of net purchases of marketable securities of $229.1 million. Our other primary use of cash in investing activities consisted of the purchases of property, plant and equipment of $165.6 million.

In 2008, significant cash flows related to investing activities consisted of net purchases of marketable securities of $222.8 million and net purchases of property, plant and equipment totaling $276.0 million.

In 2007, net proceeds from sales of marketable securities of $209.0 million were used to partially fund our 2007 tender offer. Purchases of property, plant and equipment totaled $284.1 million in 2007. Payments made for acquisitions and collaborations were $95.8 million in 2007, which primarily related to our acquisition of Syntonix for $42.3 million and our collaboration payments to Cardiokine for $50.0 million and Neurimmune of $2.0 million. The change in balance of collateral received under securities lending is reflected as a use of cash in investing activities offset by a source of cash from financing activities. Additionally, in 2007 we sold our position in a strategic investment for $99.5 million.

Financing Activities

The decrease in cash used in financing activities in 2009 compared to 2008 is due, principally, to the repayment of our term loan facility of $1,500.0 million in 2008, offset by the issuance of our notes payable, a decrease in the amount of stock options exercised, and a decrease in obligations under our securities lending program.

The increase in cash used in financing activities in 2008 as compared to 2007 is due principally to a reduction in the net proceeds received from borrowings offset by an overall decrease in the amount of common stock repurchased.

In 2009, we repurchased approximately 16.0 million shares for $751.2 million under our 2009 and 2006 share repurchase programs.

The primary use of cash in 2008 was for the repayment of our term loan facility of $1,500.0 million and the repurchase of our common stock for $738.9 million, offset in part by the net proceeds of $987.0 million from the issuance of long-term debt and proceeds of $178.5 million from the issuance of shares under our share based compensation programs.

In 2007, the primary use of cash related to the repurchase of our common stock for $2,990.5 million by means of a tender offer. This repurchase was partially funded with cash proceeds from a short-term note of $1,500.0 million. Additionally, cash proceeds from the issuance of shares under our share based compensation programs were $489.2 million, which was attributable to the exercise of stock options and participation in our employee stock purchase plan. The change in balance of collateral received under securities lending is reflected as a use of cash in investing activities offset by a source of cash from financing activities.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following summarizes our contractual obligations (excluding funding commitments, contingent milestone payments and other off-balance sheet arrangements as described below) as of December 31, 2009, and the effects such obligations are expected to have on our liquidity and cash flows in future periods:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After
(In millions)	Total	1 Year	Years	Years	5 Years

Non-cancellable operating leases(1)	$381.8	$33.0	$63.0	$58.5	$227.3
Notes payable and line of credit(2)	1,442.0	84.9	143.8	535.1	678.2
Purchase obligations(3)	42.4	36.1	6.3	—	—
Defined benefit obligation	5.7	—	—	—	5.7

Contractual obligations	$1,871.9	$154.0	$213.1	$593.6	$911.2

(1)	Includes fifteen-year lease on a 356,000 square foot office building in Weston, Massachusetts, which will serve as the future location of our general and administrative offices with a planned occupancy around mid-year 2010. The initial lease term is from 2010 through 2025 under which the total minimum lease payments are $258.6 million.

(2)	Notes payable and line of credit includes principal and interest payments.

(3)	Purchase obligations include our obligations of approximately $6.4 million pursuant to a dedicated resource agreement whereby a laboratory will provide us with dedicated services through 2010, $9.3 million related to the fair value of net liabilities on derivative contracts due in less than one year, approximately $12.0 million related to fixed obligations for the purchase of natural gas and $3.4 million in construction commitments related to our manufacturing facility in Hillerød, Denmark.

The table above excludes tax payments totaling approximately $105.0 million to be made in the first half of 2010 related to the settlement of certain federal and state tax audits in 2009, and also excludes liabilities pertaining to uncertain tax positions as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2009, we have approximately $52.6 million of long-term liabilities associated with uncertain tax positions.

Funding Commitments

As of December 31, 2009, we have funding commitments of up to approximately $24.8 million as part of our investment in biotechnology oriented venture capital funds.

As of December 31, 2009, we have several ongoing clinical trials. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of $31.7 million on our consolidated balance sheet for work done by CROs as of December 31, 2009. We have approximately $460.0 million in cancellable future commitments based on existing CRO contracts as of December 31, 2009 which are not included in the contractual obligations table above as they are cancellable.

Contingent Milestone Payments

Based on our development plans as of December 31, 2009, we have committed to make potential future milestone payments to third parties of up to approximately $1,500.0 million as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2009, such contingencies have not been recorded in our financial statements. We anticipate that we may pay approximately $82.0 million of milestone payments in 2010, provided various developmental, regulatory or commercial milestones are achieved.

Amounts related to contingent milestone payments are not included in the contractual obligations table above as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.

Other Off-Balance Sheet Arrangements

We do not have any significant relationships with entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We consolidate entities if we are the primary beneficiary.

Legal Matters

Please read Note 19, Litigation to our Consolidated Financial Statements for a discussion of legal matters as of December 31, 2009.

Critical Accounting Estimates

The discussion and analysis of our financial position and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and related allowances, marketable securities, derivatives and hedging activities, inventory, impairments of long-lived assets including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, valuation of investments, research and development expenses, contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates affect our more significant estimates and judgments used in the preparation of our consolidated financial statements:

•	Revenue recognition;

•	Collaborative relationships;

•	Clinical trial expenses;

•	Consolidation of variable interest entities;

•	Inventory;

•	Investments;

•	Impairment of financial instruments;

•	Impairment of long-lived assets including goodwill;

•	Valuation of acquired intangible assets and IPR&D;

•	Share-based compensation;

•	Income taxes; and

•	Contingencies.

Revenue Recognition

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery of product has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.

Product Revenues

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

Reserves for Discounts and Allowances

Revenues are recorded net of applicable reserves for trade term discounts, wholesaler incentives, Medicaid rebates, VA rebates, managed care rebates, product returns and other applicable allowances. Our product revenue reserves are based on estimates of the amounts earned or to be claimed on the related sales. These estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends and forecasted customer buying patterns. If actual results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment. The estimates we make with respect to these allowances represent the most significant judgments with regard to revenue recognition.

Royalty Revenues

We receive royalty revenues under license agreements with a number of third parties that sell products based on technology we have developed or to which we own rights. The license agreements provide for the payment of royalties to us based on sales of these licensed products. There are no future performance obligations on our part under these license agreements. We record these revenues based on estimates of the sales that occurred during the relevant period. The relevant period estimates of sales are based on interim data provided by licensees and analysis of historical royalties that have been paid to us, adjusted for any changes in facts and circumstances, as appropriate. We maintain regular communication with our licensees in order to assess the reasonableness of our estimates. Differences between actual royalty revenues and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter. Historically, adjustments have not been material when compared to actual amounts paid by licensees. To the extent we do not have sufficient ability to accurately estimate revenues; we record such revenues on a cash basis.

Revenue Arrangements with Multiple Deliverables

In October 2009 a new accounting standard for the recognition of revenue arrangements with multiple deliverables was issued. This standard provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. While we do not expect the adoption of this standard to have a material impact on our financial position and results of operations, this standard may impact us in the event we complete future transactions or modify existing collaborative relationships. Refer to Note 23, New Accounting Pronouncements to our Consolidated Financial Statements for additional discussion of this standard and its impact on us.

Collaborative Relationships

Effective January 1, 2009, we adopted a newly issued accounting standard for the accounting and disclosure of an entity’s collaborative arrangements. This newly issued standard prescribes that certain transactions between collaborators be recorded in the income statement on either a gross or net basis, depending on the characteristics of the collaboration relationship. In accordance with this guidance, we must also evaluate our collaborative agreements for proper income statement classification based on the nature of the underlying activity. Amounts due from our collaborative partners related to development activities are generally reflected as a reduction of research and development expense because the performance of contract development services is not central to our operations. For collaborations with commercialized products, if we are the principal we record revenue and the corresponding operating costs in their respective line items within our consolidated statements of income. If we are not the principal, we record operating costs as a reduction of revenue. The Revenue Recognition Topic of the Codification describes the principal as the party who is responsible for delivering the product or service to the customer, has latitude to determine price, and has the risks and rewards of providing product or service to the customer, including inventory and credit risk.

As discussed within Note 17, Collaborations to our Consolidated Financial Statements, Genentech incurs the majority of continuing development cost for RITUXAN. Expenses incurred by Genentech in the development of RITUXAN are not recorded as research and development expense, but rather reduce our share of co-promotion profits recorded as a component of unconsolidated joint business revenue.

Clinical Trial Expenses

Clinical trial expenses include expenses associated with CROs. The invoicing from CROs for services rendered can lag several months. We accrue the cost of services rendered in connection with CRO activities based on our estimate of site management, monitoring costs, and project management costs. We maintain regular communication with our CROs to gauge the reasonableness of our estimates. Differences between actual clinical trial expenses and estimated clinical trial expenses recorded have not been material and are adjusted for in the period in which they become known.

Consolidation of Variable Interest Entities

We consolidate variable interest entities in which we are the primary beneficiary. For such consolidated entities where we own less than a 100% interest, we record noncontrolling interest in our statement of income for the current results allocated to the third party equity interests. In determining whether we are the primary beneficiary, we consider a number of factors, including determining the expected losses and residual returns of the technologies being developed pursuant to collaborations and other economic risk and reward of such collaborations.

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

These factors affect the way we account for certain collaborations. Future events may result in our consolidation of companies or related entities with which we have a collaborative arrangement. The consolidation of variable interest entities may have a material effect on our financial condition and results of operation in future periods.

Effective January 1, 2010, a new accounting standard will amend previously issued accounting guidance for the consolidation of variable interest entities and will affect how an enterprise determines whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This new standard may affect how we account for the consolidation of common structures, such as joint ventures, equity method investments, collaboration and other agreements and purchase arrangements. Under this revised guidance, the determination about whether an enterprise should consolidate a variable interest entity is required to be evaluated continuously. Refer to Note 23, New Accounting Pronouncements to our Consolidated Financial Statements for additional discussion of this standard and its impact on us.

Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are expensed as research and development costs when consumed.

Capitalization of Inventory Costs

Our policy is to capitalize inventory costs associated with our products prior to regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. We consider numerous attributes in evaluating whether the costs to manufacture a particular product should be capitalized as an asset. We assess the regulatory approval process and where the particular product stands in relation to that approval process, including any known constraints and impediments to approval, including safety, efficacy and potential labeling restrictions. We evaluate our anticipated research and development initiatives and constraints relating to the product and the indication in which it will be used. We consider our manufacturing environment including our supply chain in determining logistical constraints that could hamper approval or commercialization. We consider the shelf life of the product in relation to the expected timeline for approval and we consider patent related or contract issues that may prevent or cause delay in commercialization. We are sensitive to the significant commitment of capital to scale up production and to launch commercialization strategies. We also base our judgment on the viability of commercialization, trends in the marketplace and market acceptance criteria. Finally, we consider the reimbursement strategies that may prevail with respect to the product and assess the economic benefit that we are likely to realize.

We expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies. As of December 31, 2009 and 2008, the carrying value of our inventory did not include any costs associated with products that had not yet received regulatory approval.

There is a risk inherent in these judgments and any changes we make in these judgments may have a material impact on our results in future periods.

Obsolescence and Unmarketable Inventory

We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by us, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Additionally, our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. In the event that certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we will record a charge to cost of sales to write-down any obsolete or otherwise unmarketable inventory to its estimated net realizable value. In all cases product inventory is carried at the lower of cost or its estimated net realizable value.

Investments

We invest in various types of securities, including:

•	short-term and long-term marketable securities, principally corporate notes, government securities including government sponsored enterprise mortgage-backed securities and credit card and auto loan asset-backed securities, in which our excess cash balances are invested;

•	equity securities in certain publicly-traded biotechnology companies, some of which have collaborative agreements with us;

•	equity securities of certain companies whose securities are not publicly traded and where fair value is not readily available; and

•	investment in biotechnology oriented venture capital funds where fair value is not readily available.

These investments are accounted for in accordance with accounting standards for certain investments in debt and equity securities.

We monitor the financial performance of our portfolio of investments which are subject to concentration limits set within our investment policy to help mitigate and limit the amount of investment exposure as to institution, maturity and investment type. The objectives of this policy are safety of principal, liquidity and yield.

In accordance with the accounting standard for fair value measurements we have classified our financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

As noted in Note 6, Fair Value Measurements to our Consolidated Financial Statements, a majority of our financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued utilizing third party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. We validate the prices provided by our third party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities trade in active markets.

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

Impairment of Financial Instruments

Other-than-Temporary Impairments

In April 2009, we implemented newly issued accounting standards which provide guidance for the recognition, measurement and presentation of other-than-temporary impairments. This newly issued standard amended the other-than-temporary impairment model for debt securities and requires additional disclosures regarding the calculation of credit losses and the factors considered in reaching a conclusion that an investment is not other-than-temporarily impaired. The impairment model for equity securities was not affected.

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

Evaluating Investments for Other-than-Temporary Impairments

We conduct periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required under the Investment for Debt and Equity Securities Topic of the Codification. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income.

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

Impairment of Long-lived Assets including Goodwill

Long-lived Assets Other than Goodwill

We periodically evaluate whether current facts or circumstances indicate that the carrying value of our long-lived assets to be held and used, including property plant and equipment, as well as intangible assets, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Factors we consider that could indicate a change in circumstances include, but are not limited to:

•	a significant decline in the observable market value of an asset;

•	a significant adverse change in the extent or manner in which an asset is used;

•	a significant adverse change or development in strategy or operations that negatively impact the utilization of our long-lived assets;

•	a significant change in industry or economic trends;

•	significant underperformance of the asset in relation to historical or projected future operating results;

If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values.

Determining whether impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans.

We did not recognize an impairment charge related to our long-lived assets, other than goodwill, during 2009, 2008 and 2007.

Goodwill

We assess our goodwill balance within our single reporting unit annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable in accordance with the Intangibles-Goodwill and Other Topic of the Codification to determine whether any impairment in this asset may exist and, if so, the extent of such impairment. The provisions of this guidance require that we perform a two-step impairment test. In the first step, we compare the fair value of our reporting unit to its carrying value. If the carrying value of the net assets assigned to our reporting unit exceeds the fair value of our reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of our reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference.

We calculate the fair value of our reporting unit utilizing both an income approach and a market approach. The income approach utilizes a discounted cash flow model with multiple scenarios for future growth. The discount is calculated based on our cost of capital rate. The market approach utilizes revenue and other metrics from similar publicly traded companies. The results of both fair value calculations are then compared to our reporting unit’s carrying value. We completed our required annual impairment test in the fourth quarter of 2009, 2008 and 2007 and determined in each of those periods that the carrying value of goodwill was not impaired. In each year, the fair value of our reporting unit, which includes goodwill, was significantly in excess of the carry value of our reporting unit.

The determination of the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. The estimates and assumptions used in calculating fair value include identifying future cash flows, which requires that we make a number of critical legal, economic, market and business assumptions that reflect our best estimates as of the testing date. We believe the methods we use to determine these underlying assumptions and estimates are reasonable. Our assumptions and estimates may differ significantly from actual results, or circumstances could change that would cause us to conclude that an impairment now exists or that we previously understated the extent of impairment.

Valuation of Acquired Intangible Assets and In-process Research and Development Expenses

We have acquired, and expect to continue to acquire, intangible assets primarily through the acquisition of biotechnology companies. These intangible assets primarily consist of technology associated with human therapeutic products and in-process product candidates. When significant identifiable intangible assets are acquired, we generally engage an independent third-party valuation firm to assist in determining the fair values of these assets as of the acquisition date. Management will determine the fair value of less significant identifiable intangible assets acquired. Discounted cash flow models are typically used in these valuations, and these models require the use of significant estimates and assumptions including but not limited to:

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

If these projects are not successfully developed, the sales and profitability of the company may be adversely affected in future periods. Additionally, the value of the acquired intangible assets may become impaired. We believe that the foregoing assumptions used in the IPR&D analysis were reasonable at the time of the respective acquisition. No assurance can be given, however, that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as estimated.

We account for business combinations completed on or after January 1, 2009 in accordance with the revised guidance for accounting for business combinations, which modifies the criteria that must be met to qualify as a business combination and prescribes new accounting requirements, including the accounting treatment associated with acquired IPR&D. Before January 1, 2009 we measured acquired IPR&D at fair value and expensed it on the acquisition date, or capitalized it as intangible assets if certain criteria were met. Effective January 1, 2009, acquired IPR&D is measured at fair value and capitalized as intangible assets and tested for impairment until completion of programs and amortized from the date of completion over its estimated useful life.

Share-based Compensation

We make certain assumptions in order to value and expense our share-based compensation. In connection with valuing stock options and our employee stock purchase plan, we use the Black-Scholes model, which requires us to estimate certain subjective assumptions. The key assumptions we make are: the expected volatility of our stock; the expected term of the award; and the expected forfeiture rate. In connection with our restricted stock programs, we make assumptions principally related to the forfeiture rate. In addition, for our performance-vested restricted stock programs, we estimate the performance factor each period end in order to estimate the actual number of shares that will be earned. For example, performance-vested restricted stock programs are usually based on company performance metrics such as annual revenue and earnings per share. Thus, during the performance period, we estimate our full year revenue and earnings per share and then adjust the performance factor after the completion of the full year.

We review our valuation assumptions periodically and, as a result, we may change our valuation assumptions used to value share-based awards granted in future periods. Such changes may lead to a significant change in the expense we recognize in connection with share-based payments.

New forms of equity awards are expected to be granted to certain employees beginning in 2010: restricted stock units which will vest based on market conditions and performance-vested restricted stock units which will be settled in cash. The market based awards require the use of a binomial model or Monte Carlo simulation for valuation at grant date and include key assumptions such as the expected market price of the company’s stock on the vest date and the expected number of vested shares. The cash settled awards will be marked to market at each period end with fluctuations in value reported through earnings. We will apply forfeiture rate assumptions similar to those utilized by us when accounting for our other share-based compensation programs.

Income Taxes

In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial accounting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and the effects of tax planning strategies. Our estimates of future taxable income include, among other items, our estimates of future income tax deductions related to the exercise of stock options. In the event that actual results differ from our estimates, we adjust our estimates in future periods and we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate uncertain tax positions on a quarterly basis and adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Our liabilities for uncertain tax positions can be relieved only if the contingency becomes legally extinguished through either payment to the taxing authority or the expiration of the statute of limitations, the recognition of the benefits associated with the position meet the “more-likely-than-not” threshold or the liability becomes effectively settled through the examination process. We consider matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews; we have no plans to appeal or litigate any aspect of the tax position; and we believe that it is highly unlikely that the taxing authority would examine or re-examine the related tax position. We also accrue for potential interest and penalties, related to unrecognized tax benefits in income tax expense.

Contingencies

We are currently involved in various claims and legal proceedings. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise our estimates. These revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial position.

New Accounting Standards

Please read Note 23, New Accounting Pronouncements to our Consolidated Financial Statements for a discussion of new accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have operations in Canada, Brazil, Argentina, Australia, New Zealand, Japan, China, and India and throughout Europe in connection with the sale of AVONEX and TYSABRI and in Germany in connection with the sale of FUMADERM. We also receive royalty revenues based on worldwide product sales by our licensees and through Genentech on sales of RITUXAN in the rest of world. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign exchange rates, primarily with respect to the Euro, Danish kroner, Swedish krona, British pound, Japanese yen, Canadian dollar and Swiss franc.

We use foreign currency forward contracts to manage foreign currency risk but do not engage in currency speculation. The majority of our forward contracts are used to hedge certain forecasted revenue transactions denominated in foreign currencies. We also use forward contracts to mitigate the foreign currency exposure related to certain balance sheet items. We have not elected hedge accounting for the balance sheet related items.

The following quantitative information includes the impact of currency movements on forward contracts used in both programs. As of December 31, 2009 and 2008, a hypothetical adverse 10% movement in foreign exchange rates compared to the U.S. dollar across all maturities (for example, a strengthening of the Euro) would result in a hypothetical decrease in the fair value of forward contracts of approximately $64.4 million and $52.4 million, respectively. Our use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.

Certain of our debt instruments are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. As of December 31, 2009 and 2008, a 100 basis-point adverse movement (increase in LIBOR) would increase annual interest expense by approximately $0.2 million in each period.

In addition, the fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2009 and 2008, we estimate that such hypothetical adverse 100 basis point movement would result in a hypothetical loss in fair value of approximately $16.9 million and $12.2 million, respectively, to our interest rate sensitive instruments.

The returns from cash, cash equivalents and marketable securities will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease interest income by approximately $12.5 million and $11.9 million as of December 31, 2009 and 2008, respectively.

We are exposed to equity price risks on the marketable portion of equity securities included in our portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. We regularly review the market prices of these investments for impairment purposes. A hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $1.0 million and $0.9 million as of December 31, 2009 and 2008, respectively.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-65 of this report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2009. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. (U.S. GAAP). Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning our executive officers is set forth under the heading “Our Executive Officers” in Part I of this report. The text of our code of business conduct, which includes the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, is posted on our website, www.biogenidec.com, under the “Board of Directors — Corporate Governance” subsection of the “About Us” section of the site. Disclosure regarding any amendments to, or waivers from, provisions of our code of business conduct, if required, will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting of such amendments or waivers is permitted by the rules of The NASDAQ Stock Market, Inc. Our corporate governance principles (also posted on www.biogenidec.com) prohibit our Board of Directors from granting any waiver of the code of ethics for any of our directors or executive officers. We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website.

The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Proposal 1, Election of Directors,” “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous — Stockholder Proposals” contained in the proxy statement for our 2010 annual meeting of stockholders.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Executive Compensation and Related Information” and “Proposal 1, Election of Directors — Compensation Committee Interlocks and Insider Participation” contained in the proxy statement for our 2010 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Stock Ownership” and “Disclosure with Respect to our Equity Compensation Plans” contained in the proxy statement for our 2010 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Certain Relationships and Related Person Transactions” and “Proposal 1, Election of Directors — Director Independence” contained in the proxy statement for our 2010 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto in the section entitled “Proposal 2, Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the proxy statement for our 2010 annual meeting of stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. (1) Consolidated Financial Statements:

The financial statements required to be filed by Item 8 of this report and filed in this Item 15, are as follows:

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
James C. Mullen
Chief Executive Officer and President

Date: February 9, 2010

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ James C. Mullen James C. Mullen	Director, Chief Executive Officer and President (principal executive officer)	February 9, 2010

/s/ Paul J. Clancy Paul J. Clancy	Executive Vice President, Finance and Chief Financial Officer (principal financial officer)	February 9, 2010

/s/ Michael F. MacLean Michael F. MacLean	Senior Vice President and Chief Accounting Officer (principal accounting officer)	February 9, 2010

/s/ William D. Young William D. Young	Director and Chairman of the Board of Directors	February 9, 2010

/s/ Alexander J. Denner Alexander J. Denner	Director	February 9, 2010

/s/ Caroline D. Dorsa Caroline D. Dorsa	Director	February 9, 2010

/s/ Nancy L. Leaming Nancy L. Leaming	Director	February 9, 2010

Richard C. Mulligan	Director

/s/ Robert W. Pangia Robert W. Pangia	Director	February 9, 2010

/s/ Stelios Papadopoulos Stelios Papadopoulos	Director	February 9, 2010

Name	Capacity	Date

/s/ Brian S. Posner Brian S. Posner	Director	February 9, 2010

/s/ Bruce R. Ross Bruce R. Ross	Director	February 9, 2010

/s/ Lynn Schenk Lynn Schenk	Director	February 9, 2010

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2009	2008	2007

Revenues:
Product	$3,152,941	$2,839,651	$2,136,821
Unconsolidated joint business	1,094,863	1,128,238	926,098
Other	129,544	129,618	108,698

Total revenues	4,377,348	4,097,507	3,171,617

Costs and expenses:
Cost of sales, excluding amortization of acquired intangible assets	382,104	401,989	335,192
Research and development	1,283,068	1,072,058	925,164
Selling, general and administrative	911,034	925,305	776,103
Collaboration profit sharing	215,904	136,041	14,079
Amortization of acquired intangible assets	289,811	332,745	257,495
Acquired in-process research and development	—	25,000	84,172
Gain on dispositions, net	—	(9,242)	(360)

Total costs and expenses	3,081,921	2,883,896	2,391,845

Income from operations	1,295,427	1,213,611	779,772
Other income (expense), net	37,252	(57,728)	72,396

Income before income tax expense	1,332,679	1,155,883	852,168
Income tax expense	355,617	365,776	272,423

Net income	977,062	790,107	579,745
Net income (loss) attributable to noncontrolling interest, net of tax	6,930	6,940	(58,427)

Net income attributable to Biogen Idec Inc.	$970,132	$783,167	$638,172

Net income per share:
Basic earnings per share attributable to Biogen Idec Inc.	$3.37	$2.67	$2.02

Diluted earnings per share attributable to Biogen Idec Inc.	$3.35	$2.65	$1.99

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	287,356	292,332	315,836

Diluted earnings per share attributable to Biogen Idec Inc.	289,476	294,984	320,171

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$581,889	$622,385
Marketable securities	681,835	719,586
Collateral received for loaned securities	—	29,991
Accounts receivable, net of allowances of $43,818 and $32,047 at December 31, 2009 and 2008, respectively	551,208	446,665
Due from unconsolidated joint business	193,789	206,925
Loaned securities	—	29,446
Inventory	293,950	263,602
Other current assets	177,924	139,400

Total current assets	2,480,595	2,458,000

Marketable securities	1,194,080	891,406
Property, plant and equipment, net	1,637,083	1,594,754
Intangible assets, net	1,871,078	2,161,058
Goodwill	1,138,621	1,138,621
Investments and other assets	230,397	235,152

Total assets	$8,551,854	$8,478,991

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Collateral payable on loaned securities	$—	$29,991
Accounts payable	118,534	107,417
Taxes payable	75,891	223,260
Accrued expenses and other	500,755	534,887
Current portion of notes payable and line of credit	19,762	27,667

Total current liabilities	714,942	923,222

Notes payable and line of credit	1,080,207	1,085,431
Long-term deferred tax liability	240,618	356,017
Other long-term liabilities	254,205	280,369

Total liabilities	2,289,972	2,645,039

Commitments and contingencies (Notes 16,17,18 and 19)
Shareholders’ equity:
Preferred stock, par value $0.001 per share (8,000 shares authorized, of which 1,750 are designated Series A and 1,000 are designated Series X Junior Participating; 8 shares of Series A issued and outstanding with a $551 liquidation value at December 31, 2009 and 2008)	—	—
Common stock, par value $0.0005 per share (1,000,000 shares authorized; 288,494 shares issued and 274,855 shares outstanding at December 31, 2009; 297,253 shares issued and 288,046 shares outstanding at December 31, 2008)	144	149
Additional paid-in capital	5,781,920	6,073,957
Accumulated other comprehensive income (loss)	50,496	(11,106)
Retained earnings	1,068,890	270,180
Treasury stock, at cost; 13,639 and 9,207 shares at December 31, 2009 and 2008, respectively	(679,920)	(527,097)

Total Biogen Idec Inc. shareholders’ equity	6,221,530	5,806,083
Noncontrolling interest	40,352	27,869

Total shareholders’ equity	6,261,882	5,833,952

Total liabilities and shareholders’ equity	$8,551,854	$8,478,991

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2009	2008	2007

Cash flows from operating activities:
Net income	$977,062	$790,107	$579,745
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	427,961	462,059	380,293
Acquired in process research and development and license	—	25,000	136,172
Share-based compensation	160,902	146,207	123,129
Cash received upon termination of interest rate swap	—	53,873	—
Non-cash interest (income) expense and foreign exchange remeasurement, net	(7,892)	(4,934)	1,444
Deferred income taxes	(137,351)	(139,549)	(81,555)
Realized (gain) loss on sale of marketable securities and strategic investments	(23,974)	1,078	(16,732)
Write-down of inventory to net realizable value	16,924	29,850	21,599
Gain on sale of property, plant and equipment, net	—	(9,242)	(360)
Impairment of marketable securities, investments and other assets	16,184	61,644	24,445
Excess tax benefit from stock options	(3,436)	(27,990)	(69,666)
Changes in operating assets and liabilities, net:
Accounts receivable	(100,442)	(57,565)	(70,701)
Due from unconsolidated joint business	13,136	(40,239)	2,022
Inventory	(42,772)	(54,204)	(83,192)
Other assets	22,271	3,711	238
Accrued expenses and other current liabilities	(48,942)	146,420	30,579
Other liabilities and taxes payable	(194,733)	176,219	41,294

Net cash flows provided by operating activities	1,074,898	1,562,445	1,018,754

Cash flows from investing activities:
Purchases of marketable securities	(3,548,119)	(3,163,824)	(2,945,244)
Proceeds from sales and maturities of marketable securities	3,319,007	2,941,060	3,154,290
Acquisitions, net of cash acquired	—	(25,000)	(95,789)
Purchases of property, plant and equipment	(165,646)	(275,954)	(284,106)
Proceeds from sale of property, plant and equipment	—	—	16,669
Purchases of other investments	(44,086)	(20,373)	(23,672)
Proceeds from the sale of strategic investments	13,822	—	99,489
Collateral received under securities lending	29,991	178,218	(208,209)

Net cash flows used in investing activities	(395,031)	(365,873)	(286,572)

Cash flows from financing activities:
Purchase of treasury stock	(751,170)	(738,938)	(2,991,184)
Proceeds from issuance of stock for share-based compensation arrangements	47,810	178,486	489,180
Change in cash overdraft	12,275	(498)	(5,399)
Excess tax benefit from stock options	3,436	27,990	69,666
Proceeds from borrowings	—	986,980	1,512,913
Repayments of borrowings	(10,867)	(1,512,474)	(12,042)
Repayments of long-term debt	—	—	(6,563)
Net capital contribution from noncontrolling interest	4,356	2,047	1,881
Obligation under securities lending	(29,991)	(178,218)	208,209

Net cash flows used in financing activities	(724,151)	(1,234,625)	(733,339)

Net decrease in cash and cash equivalents	(44,284)	(38,053)	(1,157)
Effect of exchange rate changes on cash and cash equivalents	3,788	776	(558)

Cash and cash equivalents, beginning of the year	622,385	659,662	661,377

Cash and cash equivalents, end of the year	$581,889	$622,385	$659,662

Supplemental cash flow disclosures:
Cash paid during the year for:
Interest	$68,094	$40,026	$35,439
Income taxes	$745,402	$371,978	$251,928
Non-cash financing activity:
Conversion of subordinated notes to common and treasury stock	$—	$—	$38,986

See Note 1, Summary of Significant Accounting Policies to our Consolidated Financial Statements for a discussion of non-cash securities lending activities that occurred during the period.

See Note 14, Other Consolidated Financial Statement Detail to our Consolidated Financial Statements for discussion of a non monetary transaction under which we sold the development rights on a parcel of land in Cambridge, MA during 2008.

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

						Accumulated	Retained
					Additional	Other	Earnings/			Biogen Idec Inc.		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	(Accumulated	Treasury Stock		Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit)	Shares	Amount	Equity	Interest	Equity

Balance, December 31, 2006	8	$—	345,637	$173	$8,308,232	$21,855	$(860,827)	(7,463)	$(319,655)	$7,149,778	$9,839	$7,159,617

Comprehensive income:
Net income							638,172			638,172	(58,427)	579,745
Unrealized gains on securities available for sale, net of tax of ($3,984)						9,124				9,124		9,124
Unrealized loss on foreign currency forward contracts, net of tax of $2,263						(3,962)				(3,962)		(3,962)
Unrealized gains on pension benefit obligation, net of tax of ($370)						2,421				2,421		2,421
Translation adjustment						49,808				49,808	1,397	51,205

Total comprehensive income										695,563	(57,030)	638,533
Fair value of assets and liabilities acquired and assigned to noncontrolling interest due to the adoption of a new accounting standard for the consolidation of variable interests											65,038	65,038
Capital contribution from noncontrolling interest											1,881	1,881
Repurchase and retirement of common stock pursuant to tender offer			(56,424)	(29)	(2,991,155)					(2,991,184)		(2,991,184)
Issuance of treasury stock from conversion of subordinated notes payable							(83,682)	2,850	119,795	36,113		36,113
Issuance of common stock from conversion of subordinated notes payable			182	—	2,371					2,371		2,371
Issuance of treasury stock under stock option and stock purchase plans							(33,824)	2,994	135,720	101,896		101,896
Issuance of common stock under stock option and stock purchase plans			8,017	4	386,928					386,932		386,932
Issuance of treasury stock under stock award plans					(48,292)		135	465	18,076	(30,081)		(30,081)
Issuance of common stock under stock award plans			45	—	(2,744)		(676)			(3,420)		(3,420)
Forfeiture of common stock under restricted stock plan			(16)	—			2,378	(50)	(2,378)	—		—
Compensation expense related to share-based payments					128,101					128,101		128,101
Tax benefit from share-based payments					67,227		—			67,227		67,227
Adjustment for adoption for accounting of uncertain tax positions					(10,583)		1,585			(8,998)		(8,998)
Treasury stock reclassifications			(1,743)	(1)	(33,014)		(15,430)	1,204	48,442	(3)		(3)

Balance, December 31, 2007	8	$—	295,698	$147	$5,807,071	$79,246	$(352,169)	—	$—	$5,534,295	$19,728	$5,554,023

Comprehensive income:
Net income							783,167			783,167	6,940	790,107
Unrealized loss on securities available for sale, net of tax of ($1,123)						(67)				(67)		(67)
Unrealized loss on foreign currency forward contracts, net of tax of $1,522						(36,140)				(36,140)		(36,140)
Unrealized loss on pension benefit obligation, net of tax of $0						(43)				(43)		(43)
Translation adjustment						(54,102)				(54,102)	(846)	(54,948)

Total comprehensive income										692,815	6,094	698,909
Distribution to noncontrolling interest											(2,817)	(2,817)
Capital contribution from noncontrolling interest											4,864	4,864
Repurchase of common stock for Treasury, at cost								(12,778)	(738,938)	(738,938)		(738,938)
Issuance of common stock from conversion of subordinated notes payable			16	—	227					227		227
Issuance of common stock under stock option and stock purchase plans			852	1	34,297		(56,223)	3,380	200,411	178,486		178,486
Issuance of common stock under stock award plans			688	1	(29,800)		(26,026)	191	11,430	(44,395)		(44,395)
Forfeiture of common stock under restricted stock plan			(1)	—	—					—		—
Compensation expense related to share-based payments					153,748					153,748		153,748
Tax benefit from share-based payments					29,845					29,845		29,845
Treasury stock reclassifications					78,569		(78,569)			—

Balance, December 31, 2008	8	$—	297,253	$149	$6,073,957	$(11,106)	$270,180	(9,207)	$(527,097)	$5,806,083	$27,869	$5,833,952

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY — (Continued)
(In thousands)

						Accumulated	Retained
					Additional	Other	Earnings/			Biogen Idec Inc.		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	(Accumulated	Treasury Stock		Shareholders’	Noncontrolling	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit)	Shares	Amount	Equity	Interest	Equity

Comprehensive income:
Net income							970,132			970,132	6,930	977,062
Unrealized gains on securities available for sale, net of tax of $(379)						795				795		795
Unrealized gains on foreign currency forward contracts, net of tax of $(3,582)						41,668				41,668		41,668
Unrealized gains on pension benefit obligation, net of tax of $(67)						501				501		501
Translation adjustment						18,638				18,638	1,197	19,835

Total comprehensive income										1,031,734	8,127	1,039,861
Distrbution to noncontrolling interest										—	(2,832)	(2,832)
Capital contribution from noncontrolling interest										—	7,188	7,188
Repurchase of common stock for Treasury, at cost								(15,982)	(751,170)	(751,170)		(751,170)
Retirement of common stock pursuant to 2009 stock repurchase plan			(8,759)	(5)	(422,415)			8,759	422,420	—		—
Issuance of treasury stock under stock option and stock purchase plans							(27,191)	1,181	75,001	47,810		47,810
Issuance of treasury stock under stock award plans							(144,231)	1,610	100,926	(43,305)		(43,305)
Compensation expense related to share-based payments					167,207					167,207		167,207
Tax benefit from share-based payments					(36,829)					(36,829)		(36,829)

Balance, December 31, 2009	8	$—	288,494	$144	$5,781,920	$50,496	$1,068,890	(13,639)	$(679,920)	$6,221,530	$40,352	$6,261,882

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Basis of Presentation

Consolidation

Biogen Idec Inc. (“Biogen Idec,” “we,” “us” or “the Company”) is a global biotechnology company that creates new standards of care in therapeutic areas with high unmet medical needs. Our consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries, certain variable interest entities in which we are the primary beneficiary and those of our joint ventures in Italy and Switzerland, Biogen Dompé SRL and Biogen Dompé Switzerland GmbH, respectively. For such consolidated entities in which we own less than a 100% interest, we record net income (loss) attributable to noncontrolling interest in our consolidated statements of income equal to the percentage of the interest retained in the collaborative arrangement by the respective noncontrolling parties. All material intercompany balances and transactions have been eliminated in consolidation.

In determining whether we are the primary beneficiary, we consider a number of factors, including determining the expected losses and residual returns of the technologies being developed pursuant to collaborations and other economic risk and reward of such collaborations; these considerations impact the way we account for our existing collaborative relationships and may result in the future consolidation of companies or entities with which we have a collaborative arrangement.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires our management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and related allowances, marketable securities, derivatives and hedging activities, inventory, impairments of long-lived assets including intangible assets, impairments of goodwill, income taxes including the valuation allowance for deferred tax assets, valuation of investments, research and development expenses, contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Reclassifications

Where specified, certain prior-year amounts have been reclassified to conform to the current year’s presentation.

Subsequent Events

We evaluated all events and transactions through February 9, 2009, the date we issued these financial statements. During this period we did not have any material recognizable subsequent events. However, we did have the following nonrecognizable subsequent events:

•	In January 2010, Syntonix Pharmaceuticals, Inc. (Syntonix) achieved a significant development milestone obligating us to pay $40.0 million to its former shareholders. As the milestone occurred after December 31, 2009, the obligation is not reflected within our consolidated balance sheet as of that date. Such obligations are recorded when the milestone has been achieved due to the uncertainty surrounding triggering events. Refer to Note 2, Acquisitions and Dispositions to our Consolidated Financial Statements for additional discussion.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectibility is reasonably assured.

Product Revenues

Revenues from product sales are recognized when title and risk of loss have passed to the customer, which is typically upon delivery. However, sales of TYSABRI in the U.S. are recognized on the “sell-through” model, that is, upon shipment of the product by Elan Pharma International, Ltd. (Elan), an affiliate of Elan Corporation, plc, Elan to its third party distributor rather than upon shipment to Elan.

Product revenues are recorded net of applicable reserves for trade term discounts, wholesaler incentives, Medicaid rebates, Veterans Administration (VA) rebates, managed care rebates, product returns and other applicable allowances.

Revenues from Unconsolidated Joint Business

We collaborate with the Roche Group, through its wholly-owned member Genentech, Inc., on the development and commercialization of RITUXAN. Revenues from unconsolidated joint business consist of (1) our share of pre-tax co-promotion profits in the U.S.; (2) reimbursement of our selling and development expense in the U.S.; and (3) revenue on sales of RITUXAN in the rest of world, which consist of our share of pretax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada by F. Hoffmann-La Roche Ltd. (Roche) and its sublicensees. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling and marketing, and joint development expenses incurred by Genentech, Roche and us. We record our royalty and co-promotion profits revenue on sales of RITUXAN in the rest of world on a cash basis.

Royalty Revenues

We receive royalty revenues on sales by our licensees of other products covered under patents that we own. There are no future performance obligations on our part under these license arrangements. We record these revenues based on estimates of the sales that occurred during the relevant period. The relevant period estimates of sales are based on interim data provided by licensees and analysis of historical royalties that have been paid to us, adjusted for any changes in facts and circumstances, as appropriate. We maintain regular communication with our licensees in order to assess the reasonableness of our estimates. Differences between actual royalty revenues and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter. Historically, adjustments have not been material when compared to actual amounts paid by licensees. To the extent we do not have sufficient ability to accurately estimate revenue, we record revenues on a cash basis.

Milestone Revenues

Under the terms of our collaboration agreement with Elan was required to make milestone payments to us in order to continue sharing equally in the collaboration’s results. These amounts, recorded as deferred revenue upon receipt, are recognized as product revenue in our consolidated statements of income over the term of the collaboration agreement based on a units of revenue method whereby the revenue recognized is based on the ratio of units shipped in the current period over the total units expected to be shipped over the remaining term of the collaboration.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserves for Discounts and Allowances

We establish reserves for trade term discounts, wholesaler incentives, Medicaid rebates, Veteran’s Administration (VA) rebates, managed care rebates, product returns and other applicable allowances. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer).

In addition, we distribute no-charge product to qualifying patients under our patient assistance and patient replacement goods programs. This program is administered through one of our distribution partners, who ships product for qualifying patients from their own inventory purchased from us. Gross revenue and the related reserves are not recorded on product shipped under this program and cost of sales is recorded when the product is shipped.

Product revenue reserves are categorized as follows: discounts, contractual adjustments, and returns.

Discount reserves include trade term discounts and wholesaler incentives. Trade term discounts and wholesaler incentive reserves primarily relate to estimated obligations for credits to be granted to wholesalers for remitting payment on their purchases within established incentive periods and credits to be granted to wholesalers for compliance with various contractually-defined inventory management practices, respectively. We determine these reserves based on our experience, including the timing of customer payments.

Contractual adjustment reserves primarily relate to Medicaid, VA and managed care rebates.

•	Medicaid rebate reserves relate to our estimated obligations to states under established reimbursement arrangements. Rebate accruals are recorded in the same period the related revenue is recognized resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expenses and other current liabilities. Rebate amounts are generally determined at the time of claim by the state, and we generally make cash payments for such amounts within a few weeks of receiving billings from the state.

•	VA rebates or chargeback reserves represent our estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices we charge to wholesalers which provide those products. The wholesaler charges us for the difference between what the wholesaler pays for the products and the ultimate selling price to the qualified healthcare providers. Rebate accruals are established in the same period as the related revenue is recognized resulting in a reduction in product revenue and accounts receivable. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider from the wholesaler, and we generally issue credits for such amounts within a few weeks of receiving notification from the wholesaler.

•	Managed care rebates reserves represent our estimated obligations to third parties, primarily pharmacy benefit managers. Rebate accruals are recorded in the same period the related revenue is recognized resulting in a reduction to product revenue and the establishment of a liability which is included in accrued expenses and other current liabilities. These rebates result from performance-based offers that are primarily based on attaining contractually specified sales volumes and growth. The calculation of the accrual for these rebates is based on an estimate of the customer’s buying patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period.

Allowances for product returns are established for returns made by wholesalers and patients and are recorded in the period the related revenue is recognized, resulting in a reduction to product revenue. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. We also accept returns from our patients for various reasons.

Expired product return reserves are estimated through a comparison of historical return data to their related sales on a production lot basis. Historical rates of return are determined for each product and are adjusted for known or expected changes in the marketplace specific to each product.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bad debt reserves are based on our estimated uncollectible accounts receivable. Given our historical experiences with bad debts, combined with our credit management policies and practices, we do not presently maintain significant bad debt reserves.

In addition to the discounts and rebates described above and classified as a reduction of revenue, we also maintain certain customer service contracts with distributors and other customers in the distribution channel that provide us with inventory management and distribution services. We have established the fair value of these services and classified these customer service contracts as sales and marketing expense. If we had concluded that we did not receive a separate identifiable benefit or have sufficient evidence that the fair value did not exist for these services, we would have been required to classify these costs as a reduction of revenue.

Cash and Cash Equivalents

We consider only those investments which are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. As of December 31, 2009, cash equivalents were comprised of money market funds and commercial paper.

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

In the second quarter of 2009, we implemented newly issued accounting standards which provide guidance for determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate that a transaction is not orderly. Specifically, the new standards provide additional guidelines for making fair value measurements more consistent with the principles presented and provide authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. This guidance is applicable to all assets and liabilities (i.e. financial and nonfinancial) and requires enhanced disclosures, including interim and annual disclosure of the input and valuation techniques (or changes in techniques) used to measure fair value and the defining of the major security types comprising debt and equity securities held based upon the nature and risk of the security. The adoption of the new standards did not impact our financial position or results of operations; however, adoption has enhanced disclosures for our investments in marketable debt securities and resulted in the reclassification of certain amounts included within our previously reported disclosures to conform to the presentation adopted in the current year.

Effective January 1, 2008, we adopted a standard for fair value measurements for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of this guidance did not have an impact on our consolidated financial position or results of operations.

We have certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in the accounting standards for fair value measurements.

•	Level 1 — Fair values are determined utilizing quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access;

•	Level 2 — Fair values are determined by utilizing quoted prices for identical or similar assets and liabilities in active markets or other market observable inputs such as interest rates, yield curves and foreign currency spot rates; and

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Level 3 — Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

The carrying amounts reflected in the consolidated balance sheets for cash, accounts receivable, due from unconsolidated joint business, other current assets, accounts payable, and accrued expenses and other, approximate fair value due to their short-term maturities.

Concentration of Credit Risks

Our primary exposure to credit risk derives from our cash, cash equivalents, marketable securities, and receivables from customers and collaborative partners.

Until required for use in the business, we invest our cash in bank deposits, certificates of deposit, commercial paper, corporate notes, foreign and U.S. government instruments, including government sponsored enterprise mortgage-backed securities, credit card and auto loan asset-backed securities and other marketable debt instruments in accordance with our investment policy. We mitigate credit risk by maintaining a well diversified portfolio and limiting the amount of investment exposure as to institution, maturity and investment type.

Concentrations of credit risk with respect to receivables, which are typically unsecured, are generally limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. Our accounts receivable are payable by wholesale distributors, large pharmaceutical companies and public hospitals. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. Our historical write-offs of accounts receivable have not been significant. As of December 31, 2009 and 2008, one wholesale distributor accounted for approximately 8.1% and 11.0% of consolidated receivables, respectively.

Marketable Securities and Other Investments

Marketable Debt Securities

Available-for-sale debt securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive income in shareholders’ equity, net of related tax effects, unless the security has experienced a credit loss, we have determined that we have the intent to sell the security or we have determined that it is more likely than not that we will have to sell the security before its expected recovery. Realized gains and losses are reported in other income (expense), net, on a specific identification basis.

Strategic Investments

As part of our strategic product development efforts, we invest in equity securities of certain biotechnology companies. These investments are known as strategic investments and are classified as available-for-sale and accounted for as marketable equity investments or as cost investments based upon our percentage ownership interest and other factors which may indicate the presumption of significant influence. When assessing whether a decline in the fair value of a strategic investment below our cost basis is other-than-temporary, we consider the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business, including favorable clinical trial results, new product initiatives and new collaborative agreements with the companies in which we have invested.

Non-Marketable Equity Securities

We also invest in equity securities of companies whose securities are not publicly traded and where fair value is not readily available. These investments are recorded using either the cost method or the equity method of accounting, depending on our percentage ownership interest and other factors which may indicate the presence of significant influence. We monitor these investments to evaluate whether any decline in their value has occurred that

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

would be other-than-temporary, based on the implied value from any recent rounds of financing completed by the company, public market prices of comparable companies, and general market conditions.

Securities Lending

We are able to loan certain securities from our portfolio to other institutions. Such securities are classified as loaned securities on the accompanying consolidated balance sheets. Collateral for the loaned securities, consisting of cash or other securities, is maintained at a rate of approximately 102% of the market value of each loaned security. We previously loaned certain securities from our portfolio to other institutions and held collateral in the amount of $30.0 million as of December 31, 2008 in relation to such loans. The cash collateral was recorded as collateral received for loaned securities on the accompanying consolidated balance sheet. No such loans were outstanding as of December 31, 2009; accordingly, no collateral was held as of December 31, 2009.

Other-than-Temporary Impairments

In April 2009, we implemented a newly issued accounting standard which provides guidance for the recognition, measurement and presentation of other-than-temporary impairments. This newly issued standard amended the other-than-temporary impairment model for debt securities and requires additional disclosures regarding the calculation of credit losses and the factors considered in reaching a conclusion that an investment is other-than-temporarily impaired. The impairment model for equity securities was not affected.

Prior to our adoption of this new accounting standard, we recognized all other-than-temporary impairment amounts related to our debt securities in earnings as required under the previously effective guidance which required that management assert that it had the ability and intent to hold a debt security until maturity or until we recovered the cost of our investment. Under the new accounting standards, an other-than-temporary impairment must be recognized through earnings if an investor has the intent to sell the debt security or if it is more likely than not that the investor will be required to sell the debt security before recovery of its amortized cost basis. However, even if an investor does not expect to sell a debt security, expected cash flows to be received must be evaluated to determine if a credit loss has occurred. In the event of a credit loss, only the amount associated with the credit loss is recognized in income. The amount of losses relating to other factors, including those resulting from changes in interest rates, are recorded in accumulated other comprehensive income. The adoption of this guidance did not have a material impact on our financial position or results of operations.

Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are charged to research and development expense when consumed.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost, subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Interest costs incurred during the construction of major capital projects are capitalized until the underlying asset is ready for its intended

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. We also capitalize certain direct and incremental costs associated with the validation effort required for licensing by regulatory agencies of manufacturing equipment for the production of a commercially approved drug. These costs include primarily direct labor and material and are incurred in preparing the equipment for its intended use. The validation costs are amortized over the life of the related equipment. Maintenance costs are expensed as incurred.

We generally depreciate or amortize the cost of our property, plant and equipment using the straight-line method over the estimated useful lives of the respective assets, which are summarized as follows:

Asset Category	Useful Lives

Land	Not depreciated
Buildings	15 to 40 years
Leasehold Improvements	Lesser of the useful life or the term of the respective lease
Machinery and Equipment	6 to 15 years
Furniture and Fixtures	7 years
Computer Software and Hardware	3 to 5 years

Intangible Assets

Effective January 1, 2009, we implemented an amendment to the accounting and disclosure requirements related to intangible assets. This amendment provides guidance for determining the useful life of a recognized intangible asset and requires enhanced disclosures so that users of financial statements are able to assess the extent to which the expected future cash flows associated with the asset are affected by our intent and ability to renew or extend the arrangement. The adoption of this guidance did not impact our financial position or results of operations as this standard was required to be implemented prospectively; however, this standard may impact us in subsequent periods.

Our intangible assets consist of patents, licenses, core developed technology, trademarks, tradenames, assembled workforce, and distribution rights, the majority of which arose in connection with the merger of Biogen Inc. and IDEC Pharmaceuticals Corporation. These intangible assets were recorded at fair value and are stated net of accumulated amortization and impairments.

The useful lives of our intangible assets are primarily based on the legal or contractual life of the underlying patent or contract, which does not include additional years for the potential extension or renewal of the contract or patent. Our policy is based on the generally accepted accounting principles for amortization of intangible assets, which requires that the amortization of intangible assets reflect the pattern that the economic benefits of the intangible assets are consumed.

Intangible assets related to patents, licenses, core developed technology, assembled workforce, and distribution rights are amortized over their remaining estimated useful lives. Intangible assets related to trademarks and tradenames have indefinite lives, and as a result are not amortized, but are subject to review for impairment. We review our intangible assets with indefinite lives for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Our most significant intangible asset is the core technology related to our AVONEX product which was established at the time of the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation. The net book value of this asset as of December 31, 2009 was $1,516.7 million.

We believe the economic benefit of this core technology is consumed as revenue is generated from our AVONEX product. An analysis of the anticipated lifetime revenue of AVONEX is performed at least annually during our long range planning cycle. The results of this forecast serve as the basis for our assumptions used in the economic consumption amortization model for our core technology intangible asset. Although we believe this process has allowed us to reliably determine the best estimate of the pattern in which we will consume the economic benefits of our core technology intangible asset, the model could result in deferring amortization charges to future periods in certain instances due to continued sales of the product at a nominal level after patent expiration or

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

otherwise. In order to ensure amortization charges are not unreasonably deferred to future periods, we use the straight-line method to determine the minimum annual amount of amortization expense (the minimum amortization amount). This minimum amortization amount is recalculated each year based on the remaining unamortized balance of the intangible asset and the remaining estimated useful life of the intangible asset and is compared to the amount of amortization determined under the economic consumption model. We record amortization based upon the higher of the amount of amortization determined under the economic consumption model or the minimum amortization amount determined under the straight-line method.

Impairment of Long-Lived Assets

Long-lived assets to be held and used, including property, plant and equipment as well as intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written-down to their estimated fair values. Long-lived assets to be disposed of are carried at fair value less costs to sell.

Goodwill

Goodwill relates largely to amounts that arose in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. Goodwill is reviewed annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying amount of the goodwill might not be recoverable.

We perform a two-step impairment test. In the first step, we compare the fair value of the reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of the reporting unit’s goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference. As described in Note 20, Segment Information to our Consolidated Financial Statements, we operate in one business segment which we consider our only reporting unit.

Research and Development Expenses

Research and development expenses consist of upfront fees and milestones paid to collaborators and expenses incurred in performing research and development activities. Research and development expenses are expensed as incurred. Payments we make for research and development services prior to the services being rendered are recorded as prepaid assets on our consolidated balance sheets and are expensed as the services are provided.

From time to time, we enter into development agreements in which we share expenses with a collaborative partner. We record payments received from our collaborative partners for their share of the development costs as a reduction of research and development expense.

Acquired In-Process Research and Development (IPR&D)

Acquired IPR&D represents the fair value assigned to research and development projects that we acquire that have not been completed at the date of acquisition and which have no future alternative use. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to present

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value. The revenue and costs projections used to value acquired IPR&D were, as applicable, reduced based on the probability of developing a new drug. Additionally, the projections considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on management’s estimates of cost of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections described above.

Effective January 1, 2009, we account for business combinations completed on or after January 1, 2009 in accordance with the revised guidance for accounting for business combinations, which modifies the criteria that must be met to qualify as a business combination and prescribes new accounting requirements, including the accounting treatment associated with acquired IPR&D. Prior to January 1, 2009, we measured acquired IPR&D at fair value and expensed it on acquisition date, or capitalized as an intangible assets if certain criteria were met; however, effective January 1, 2009, acquired IPR&D will be measured at fair value and capitalized as an intangible assets and tested for impairment until completion of the programs and amortized from the date of completion over the estimated useful life.

Accounting for Share-based Compensation

Our share-based compensation programs grant awards which have included stock options, time-vested restricted stock units, performance-vested restricted stock units, restricted stock awards and shares issued under our employee stock purchase plan (ESPP). We charge the estimated fair value of awards against income over the requisite service period, which is generally the vesting period. Where awards are made with non-substantive vesting periods (for instance, where a portion of the award vests upon retirement eligibility), we estimate and recognize expense based on the period from the grant date to the date on which the employee is retirement eligible.

The fair values of our stock option grants are estimated as of the date of grant using a Black-Scholes option valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are then expensed over the options’ vesting periods. The fair values of our time-vested restricted units and restricted stock awards are based on the market value of our stock on the date of grant. Compensation expense for restricted stock units and restricted stock awards are recognized over the applicable service period, adjusted for the effect of estimated forfeitures.

We apply a graded vesting expense methodology when accounting for our performance-vested restricted stock units. The number of units reflected as granted represents the target number of shares that are eligible to vest in full or in part and are earned subject to the attainment of certain performance criteria established at the beginning of the performance period. The vesting of these awards is also subject to the respective employees’ continued employment. Compensation expense associated with these units is initially based upon the number of shares expected to vest after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions until the date results are determined.

The purchase price of common stock under the ESPP is equal to 85% of the lower of (i) the market value per share of the common stock on the participant’s entry date into an offering period or (ii) the market value per share of the common stock on the purchase date. However, for each participant whose entry date is other than the start date of the offering period, the amount shall in no event be less than the market value per share of the common stock as of the beginning of the related offering period. The fair value of the discounted purchases made under the employee stock purchase plan is calculated using the Black-Scholes model. The fair value of the look-back provision plus the 15% discount is recognized as compensation expense over the purchase period. We apply a graded vesting approach since our ESPP provides for multiple purchase periods and is, in substance, a series of linked awards.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Share

We calculate earnings per share in accordance with the Earning Per Share Topic of the Codification which requires the presentation of “basic” earnings per share and “diluted” earnings per share.

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

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. The evaluation of uncertain tax positions is based on factors including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We evaluate this tax position on a quarterly basis. We also accrue for potential interest and penalties, related to unrecognized tax benefits in income tax expense.

Derivatives and Hedging Activities

Accounting standards require that all derivatives be recognized on the balance sheets at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or accumulated other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We assess, both at inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting the changes in cash flows or fair values of the hedged items. We also assess hedge ineffectiveness on a quarterly basis and record the gain or loss related to the ineffective portion to current earnings to the extent significant. If we determine that a forecasted transaction is no longer probable of occurring, we discontinue hedge accounting for the affected portion of the hedge instrument, and any related unrealized gain or loss on the contract is recognized in current earnings.

Translation of Foreign Currencies

The functional currency for most of our foreign subsidiaries is their local currency. Assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign exchange rates for the period. Adjustments resulting from the translation of the financial statements of our foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income, a separate component of shareholders’ equity.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign exchange transaction gains and losses are included in the results of operations in other income (expense), net. We had net foreign exchange gains (losses) of $11.4 million, $(9.8) million, and $3.0 million in 2009, 2008, and 2007, respectively.

Assets Held for Sale

We consider certain real property and certain other miscellaneous assets as held for sale when they meet the criteria set out in the accounting standard for impairment or disposal of long-lived assets.

As of December 31, 2009 and 2008, there were no assets held for sale on the accompanying consolidated balance sheets.

2.	Acquisitions and Dispositions

Syntonix Pharmaceuticals, Inc.

In January 2007, we acquired 100% of the stock of Syntonix. Syntonix focuses on discovering and developing long-acting therapeutic products to improve treatment regimens for chronic diseases, and is engaged in multiple programs in hemophilia. The purchase price was $44.4 million, including transaction costs, and could increase to as much as $124.4 million if certain development milestones with respect to Syntonix’s lead product, long-acting recombinant Factor IX, a proprietary long-acting Factor IX product for the treatment of hemophilia B, are achieved. Under the acquisition agreement we also agreed to make additional future consideration payments upon the achievement of certain milestone events. Future contingent consideration payments, if any, will be recorded as IPR&D. Due to the uncertainty surrounding triggering events related to the attainment of milestones, such charges and related obligations are generally recorded when the milestone has been achieved. The acquisition was funded from our existing cash on hand and was accounted for as an asset acquisition as Syntonix was a development-stage company.

The purpose of the acquisition was to enhance our pipeline and to expand into additional specialized markets and as a result of the acquisition we obtained the rights to the in-process technology of the Fc-fusion technology platform. Syntonix has two programs in development using the Fc-fusion platform, long-acting recombinant Factor IX and long-acting recombinant Factor VIII. Syntonix’s lead product, long-acting recombinant Factor IX, is a proprietary long-acting Factor IX product for the treatment of hemophilia B. Long-acting recombinant Factor VIII is a product being developed for the treatment of hemophilia A and is the subject of a Phase 1 study in hemophilia A.

In January 2010, we initiated patient enrollment in a registrational study for long-acting recombinant Factor IX in hemophilia B. The initiation of this study resulted in the achievement of a significant milestone, obligating us to pay $40.0 million to the former shareholders of Syntonix. As the milestone occurred subsequent to December 31, 2009, the obligation is not reflected in our consolidated balance sheet as of that date and will be reflected as IPR&D expense in the first quarter of 2010.

The results of operations of Syntonix are included in our consolidated results of operations from the date of acquisition. We have completed our purchase price allocation for the acquisition as set out below:

(In millions)	Total

Current assets	$0.3
Fixed assets	0.2
Deferred tax asset	27.8
Assembled workforce	0.7
In-process research and development	18.4
Current liabilities	(3.0)

Total purchase price	$44.4

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The purchase price included $2.0 million in loan forgiveness and $0.7 million in transaction fees. In addition, $0.3 million of severance charges were accrued as a result of the acquisition. The amount allocated to IPR&D relates to the development of long-acting recombinant Factor IX and long-acting recombinant Factor VIII. At the date of acquisition, these compounds were in development stage, had not reached technological feasibility and had no alternative future use. Accordingly, $18.4 million in IPR&D was expensed upon acquisition.

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

The pro forma impact on total revenue, operating income (loss) and net income (loss) of the acquisition was not material for the year ended December 31, 2007.

We collaborate with Swedish Orphan Biovitrum AB (Biovitrum) on the development and commercialization of long-acting recombinant Factor VIII and Factor IX. Please read Note 17, Collaborations to our Consolidated Financial Statements for a description and summary of activities related to this collaboration.

ZEVALIN

Our product line previously included ZEVALIN (ibritumomab tiuxetan), which is part of a treatment regimen for certain B-cell NHL. In December 2007, we sold the rights to market, sell, manufacture and develop ZEVALIN in the U.S. to Cell Therapeutics, Inc. (CTI), for an upfront payment of $10.0 million and agreed to supply ZEVALIN product to CTI through 2014. In the European Union, we continue to sell ZEVALIN to Bayer Schering Pharma AG (Schering), our licensee for sales of ZEVALIN outside the U.S.

Under the terms of our agreement with CTI, we are further entitled to receive additional payments contingent upon the achievement of certain milestone events. In September 2009, the FDA approved an expansion of ZEVALIN’s label as part of the first line therapy in the treatment of follicular non-Hodgkin’s lymphoma. This approval triggered a $5.5 million payment to us in October 2009. We may receive up to an additional $10.0 million in milestone payments.

In addition, during December 2008 we received an additional $2.2 million payment from CTI pursuant to an amendment to our agreement with CTI as well as a $0.8 million consent fee received from CTI upon assigning their rights under the agreement to a third party in March 2009.

We recognize our sales of ZEVALIN to Schering for distribution in the European Union as product revenue, and we recognize sales related to our supply of ZEVALIN to CTI as corporate partner revenue. We continue to recognize royalties received from Schering on their sales of ZEVALIN in the European Union within the royalty revenue component of other revenues. The $10.0 million upfront and $7.7 million milestone payments received to date are being recognized in our results of operations over the term of our supply agreement with CTI.

3.	Reserves

Reserves for Discounts and Allowances

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

An analysis of the amount of, and change in, reserves is summarized as follows:

		Contractual
(In millions)	Discounts	Adjustments	Returns	Total

2009
Beginning balance	$9.2	$48.1	$18.1	$75.4
Current provisions relating to sales in current year	74.0	192.5	15.8	282.3
Adjustments relating to prior years	—	—	0.8	0.8
Payments/returns relating to sales in current year	(60.8)	(124.4)	(0.6)	(185.8)
Payments/returns relating to sales in prior years	(8.5)	(45.9)	(15.2)	(69.6)

Ending balance	$13.9	$70.3	$18.9	$103.1

2008
Beginning balance	$6.4	$33.1	$20.4	$59.9
Current provisions relating to sales in current year	67.1	150.6	14.7	232.4
Adjustments relating to prior years	—	(1.6)	(2.5)	(4.1)
Payments/returns relating to sales in current year	(57.8)	(101.2)	(0.1)	(159.1)
Payments/returns relating to sales in prior years	(6.5)	(32.8)	(14.4)	(53.7)

Ending balance	$9.2	$48.1	$18.1	$75.4

2007
Beginning balance	$12.7	$30.5	$17.8	$61.0
Current provisions relating to sales in current year	45.7	113.1	17.1	175.9
Adjustments relating to prior years	—	(7.9)	5.0	(2.9)
Payments/returns relating to sales in current year	(39.4)	(72.3)	(0.4)	(112.1)
Payments/returns relating to sales in prior years	(12.6)	(30.3)	(19.1)	(62.0)

Ending balance	$6.4	$33.1	$20.4	$59.9

The total reserves above, included in our consolidated balance sheets, are summarized as follows:

	As of December 31,
(In millions)	2009	2008

Reduction of accounts receivable	$43.3	$31.6
Current liability	59.8	43.8

Total reserves	$103.1	$75.4

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

	For the Years Ended December 31,
(In millions, except percentages)	2009	2008	2007

Discounts	$74.0	$67.1	$45.7
Contractual adjustments	192.5	149.0	105.2
Returns	16.6	12.2	22.1

Total reserves	$283.1	$228.3	$173.0

Gross product revenues	$3,436.0	$3,068.0	$2,309.8

Percent of gross product revenues	8.2%	7.4%	7.5%

4.	Inventory

The components of inventories are summarized as follows:

	As of December 31,
(In millions)	2009	2008

Raw materials	$49.2	$29.8
Work in process	174.0	180.0
Finished goods	70.8	53.8

Total inventory	$294.0	$263.6

The following table provides a summary of work in process and finished goods by product:

	As of December 31,
(In millions)	2009	2008

AVONEX	$76.8	$79.2
TYSABRI	144.0	126.2
Other	24.0	28.4

Total finished goods and work in process	$244.8	$233.8

Raw materials	49.2	29.8

Total inventory	$294.0	$263.6

Write-downs from Unmarketable Inventory

Amounts written-down related to unmarketable inventory are charged to cost of sales, excluding amortization of acquired intangible assets. Amounts written-down during 2009, 2008, and 2007 totaled $16.9 million, $29.8 million and $21.6 million, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Intangible Assets and Goodwill

Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of December 31, 2009			As of December 31, 2008
	Estimated		Accumulated			Accumulated
(In millions)	Life	Cost	Amortization	Net	Cost	Amortization	Net

Out-licensed patents	12 years	$578.0	$(306.0)	$272.0	$578.0	$(250.3)	$327.7
Core developed technology	15-23 years	3,005.3	(1,472.4)	1,532.9	3,005.3	(1,241.0)	1,764.3
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed patents	14 years	3.0	(1.1)	1.9	3.0	(0.9)	2.1
Assembled workforce	4 years	2.1	(1.8)	0.3	2.1	(1.2)	0.9
Distribution rights	2 years	12.7	(12.7)	—	12.7	(10.6)	2.1

Total intangible assets		$3,665.1	$(1,794.0)	$1,871.1	$3,665.1	$(1,504.0)	$2,161.1

Intangible Assets

Intangible assets were unchanged as of December 31, 2009 as compared to December 31, 2008 exclusive of the impact of foreign exchange and amortization.

In September 2009, we were issued a U.S. patent for the use of beta interferon for immunomodulation or treating a viral condition, viral disease, cancers or tumors. This patent, expiring in September 2026, covers the treatment of multiple sclerosis with AVONEX, which is our brand of recombinant beta interferon and extends the expected remaining life of the related core intangible asset.

Amortization of Acquired Intangible Assets

	For the Years Ended December 31,
(In millions)	2009	2008	2007

Amortization of acquired intangible assets	$289.8	$332.7	$257.5

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

We completed our most recent long range planning cycle in the third quarter of 2009, which includes an analysis of the anticipated product sales of AVONEX. Based upon our most recent analysis, amortization of intangible assets included within our consolidated balance sheet as of December 31, 2009 is expected to be in the range of approximately $160.0 million to $220.0 million for each of the next five years.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill

The following table summarizes changes to goodwill:

	As of December 31,
(In millions)	2009	2008

Balance as of January 1	$1,138.6	$1,137.4
Foreign currency translation	—	1.2

Balance as of December 31	$1,138.6	$1,138.6

As of December 31, 2009 we had no accumulated impairment losses.

6.	Fair Value Measurements

Summary of Assets and Liabilities Recorded at Fair Value

The tables below present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2009 and 2008 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value, which is described further within Note 1, Summary of Significant Accounting Policies to our Consolidated Financial Statements.

A majority of our financial assets and liabilities have been classified as Level 2. These assets and liabilities have been initially valued at the transaction price and subsequently valued typically utilizing third party pricing services. The pricing services use many observable market inputs to determine value, including reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. We validate the prices provided by our third party pricing services by understanding the models used, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming those securities trade in active markets. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2009 and 2008.

Our strategic investments in publicly traded equity securities are classified as Level 1 assets as their fair values are readily determinable and based on quoted market prices.

Our venture capital investments are the only assets for which we used Level 3 inputs to determine the fair value. Venture capital investments represented approximately 0.3% of total assets as of December 31, 2009 and 2008. We have funding commitments of up to approximately $24.8 million as part of our investment in these funds. These funds primarily invest in small privately-owned, ventured-backed, biotechnology companies. The fair value of funds has been estimated using the net asset value of our ownership interest in partner’s capital. The investments cannot be redeemed within the funds. Distributions from each will be received as the underlying investments of the fund are liquidated. The funds and therefore a majority of the underlying assets of the funds will not be liquidated in the near future. The underlying assets in these funds are initially measured at transaction prices and subsequently valued using the pricing of recent financing or by reviewing the underlying economic fundamentals and liquidation value of the companies. Gains and losses (realized and unrealized) included in earnings for the period are reported in other income (expense), net.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables set forth our financial assets and liabilities that were recorded at fair value:

		Quoted	Significant
		Prices	Other	Significant
	As of	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
(In millions)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$476.4	$—	$476.4	$—
Marketable debt securities:
Corporate debt securities	504.1	—	504.1	—
Government securities	1,133.5	—	1,133.5	—
Mortgage and other asset backed securities	238.3	—	238.3	—
Strategic investments	5.9	5.9	—	—
Venture capital investments	21.9	—	—	21.9
Derivative contracts	15.8	—	15.8	—
Plan assets for deferred compensation	13.6	—	13.6	—

Total	$2,409.5	$5.9	$2,381.7	$21.9

Liabilities:
Derivative contracts	$11.1	$—	$11.1	$—

Total	$11.1	$—	$11.1	$—

		Quoted	Significant
		Prices	Other	Significant
	As of	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
(In millions)	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$500.9	$—	$500.9	$—
Marketable debt securities:
Corporate debt securities	328.5	—	328.5	—
Government securities	1,005.0	—	1,005.0	—
Mortgage and other asset backed securities	306.9	—	306.9	—
Strategic investments	4.6	4.6	—	—
Venture capital investments	23.9	—	—	23.9
Derivative contracts	1.9	—	1.9	—
Plan assets for deferred compensation	13.3	—	13.3	—

Total	$2,185.0	$4.6	$2,156.5	$23.9

Liabilities:
Derivative contracts	$46.0	$—	$46.0	$—

Total	$46.0	$—	$46.0	$—

The fair values of our cash equivalents, marketable debt securities, derivative contracts and plan assets for deferred compensation are determined through market and observable sources.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides a roll forward of the fair value of our venture capital investments, where fair value is determined by Level 3 inputs:

	As of December 31,
(In millions)	2009	2008

Beginning balance	$23.9	$28.1
Total net unrealized gains (losses) included in earnings	(3.6)	(7.6)
Purchases, issuances, and settlements	1.6	3.4

Ending balance	$21.9	$23.9

The fair values of our debt instruments are summarized as follows:

	As of December 31,
(In millions)	2009	2008

Credit line from Dompé	$17.2	$16.4
Notes payable to Fumedica	31.3	37.5
6.0% Senior Notes due 2013	475.7	429.8
6.875% Senior Notes due 2018	589.1	562.4

Total fair value	$1,113.3	$1,046.1

The fair values of our credit line from Dompe and our note payable to Fumedica were estimated using market observable inputs. The fair value of our Senior Notes was determined through market, observable and corroborated sources. Within the hierarchy of fair value measurements, these are Level 2 fair values.

7.	Financial Instruments

Marketable Securities, including Strategic Investments

The following tables summarize our marketable securities and strategic investments:

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of December 31, 2009 (In millions):	Value	Gains	Losses	Cost

Available-for-Sale
Corporate debt securities
Current	$177.2	$1.5	$—	$175.7
Non-current	326.9	5.7	(0.3)	321.5
Government securities
Current	501.6	1.2	—	500.4
Non-current	631.9	4.1	(0.5)	628.3
Mortgage and other asset backed securities
Current	3.0	0.1	—	2.9
Non-current	235.3	4.1	(0.5)	231.7

Total available-for-sale securities	$1,875.9	$16.7	$(1.3)	$1,860.5

Other Investments
Strategic investments, non-current	$5.9	$2.7	$(0.3)	$3.5

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of December 31, 2008 (In millions):	Value	Gains	Losses	Cost

Available-for-Sale
Corporate debt securities
Current	$128.2	$0.4	$—	$127.8
Non-current	200.3	2.6	—	197.7
Government securities
Current	582.8	1.5	—	581.3
Non-current	422.2	8.7	—	413.5
Mortgage and other asset backed securities
Current	13.9	—	—	13.9
Non-current	293.0	3.3	(0.3)	290.0

Total available-for-sale securities	$1,640.4	$16.5	$(0.3)	$1,624.2

Other Investments
Strategic investments, non-current	$4.6	$0.5	$(0.1)	$4.2

In the tables above, as of December 31, 2009 and 2008, government securities included $298.8 million and $139.1 million, respectively, of Federal Deposit Insurance Corporation (FDIC) guaranteed senior notes issued by financial institutions under the Temporary Liquidity Guarantee Programs.

Certain commercial paper and short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the accompanying consolidated balance sheets and are not included in the tables above. As of December 31, 2009 and 2008, such commercial paper, including accrued interest, had fair and carrying values of $76.9 million and $42.7 million, respectively, and short-term debt securities had fair and carrying values of $399.5 million and $458.2 million, respectively.

In addition, the balances as of December 31, 2008 include amounts related to loaned securities under our securities lending program.

Summary of Contractual Maturities: Available-for-Sale Securities

The estimated fair value and amortized cost of securities, excluding strategic investments, available-for-sale by contractual maturity are summarized as follows:

	As of December 31, 2009		As of December 31, 2008
	Estimated	Amortized	Estimated	Amortized
(In millions)	Fair Value	Cost	Fair Value	Cost

Due in one year or less	$522.0	$519.5	$714.9	$713.0
Due after one year through five years	1,143.7	1,133.4	733.7	722.0
Due after five years	210.2	207.6	191.8	189.2

Total	$1,875.9	$1,860.5	$1,640.4	$1,624.2

The average maturity of our marketable securities as of December 31, 2009 and 2008 was 15 months and 13 months, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Proceeds from Maturities and Sales of Marketable Securities, excluding Strategic Investments

The proceeds from maturities and sales of marketable securities, excluding strategic investments, which were primarily reinvested and resulting realized gains and losses, are summarized as follows:

	For the Years Ended December 31,
(In millions)	2009	2008	2007

Proceeds from maturities and sales	$3,319.0	$2,941.1	$3,154.3
Realized gains	$19.8	$15.9	$4.5
Realized losses	$4.0	$17.0	$4.9

The realized losses for the year ended December 31, 2009 and 2008 primarily relate to losses on the sale of corporate debt securities and non-agency mortgage-backed securities.

Strategic Investments

In 2009 we sold two strategic investments for $5.9 million, which resulted in a $3.0 million gain. In 2008, we did not sell any portion of our strategic investments. In 2007, we sold our share in one strategic investment for $99.5 million, which resulted in a $17.2 million gain. Strategic investments are included in investments and other assets on the accompanying consolidated balance sheets.

In addition to the strategic investments and venture capital investments noted in Note 6, Fair Value Measurements, to our Consolidated Financial Statements, we hold other investments in equity securities of certain privately held biotechnology companies and biotechnology oriented venture capital funds accounted for using the cost method. The cost basis of these securities as of December 31, 2009 and 2008 is $73.9 million and $40.8 million, respectively. These securities are also included in investments and other assets on the accompanying consolidated balance sheets.

Impairments

Evaluating Investments for Other-than-Temporary Impairments

We conduct periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments, as required by U.S. GAAP. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recognition and Measurement of Other-than-Temporary Impairment

Prior to the adoption of new accounting standards for the recognition, measurement and presentation of other-than-temporary impairments in April 2009, we recognized all other-than-temporary impairment amounts related to our marketable debt securities in earnings as required under the previously effective guidance which required that management assert that it had the ability and intent to hold a debt security until maturity or until we recovered the cost of our investment.

In 2009, 2008, and 2007, we recognized $3.8 million, $16.3 million, and $17.6 million in charges, respectively, for the impairment of publicly-held strategic investments and for declines in value of funds that were determined to be other-than-temporary.

In 2009, 2008, and 2007, we recorded $3.2 million, $2.3 million, and $0.8 million, respectively, in charges for the impairment for certain investments in privately-held companies and declines in value of funds recorded under the cost method that were determined to be other-than-temporary.

In 2009, we recognized $3.6 million in charges for the other-than-temporary impairment on marketable debt securities. For 2008 and 2007, we recognized $41.7 million and $7.5 million, respectively, in charges for the other-than-temporary impairment of marketable debt securities primarily related to mortgage and asset-backed securities.

8.	Derivative Instruments

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

Our primary market exposure is to foreign exchange rates and interest rates. We use certain derivative instruments to help manage these exposures. We execute these instruments with financial institutions we judge to be creditworthy and the majority of these instruments are denominated in currencies of major industrial countries. We do not hold or issue derivative instruments for trading or speculative purposes.

We recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets. We classify the cash flows from these instruments in the same category as the cash flows from the hedged items.

Forward Contracts

Due to the global nature of our operations, portions of our revenues are in currencies other than the U.S. dollar. The value of revenue measured in U.S. dollars is subject to changes in foreign exchange rates. In order to mitigate these changes we use forward contracts to lock in foreign exchange rates. We do not engage in currency speculation.

All foreign currency forward contracts in effect as of December 31, 2009 and 2008 had durations of 1 to 12 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net at each reporting date.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign currency forward contracts that were entered into to hedge forecasted revenue are summarized as follows:

	Notional Amount
	As of December 31,
Foreign Currency: (In millions)	2009	2008

Euro	$495.9	$489.4
Canadian Dollar	22.3	34.1

Total	$518.2	$523.5

The portion of the fair value of these contracts that was included in accumulated other comprehensive income (loss) within total equity reflected gains of $1.2 million and losses of $44.1 million as of December 31, 2009 and 2008, respectively. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of December 31, 2009 and 2008, respectively, credit risk did not materially change the fair value of our foreign currency forward contracts.

In relation to our foreign currency forward contracts, we recognize gains and losses in earnings due to hedge ineffectiveness. During the years ended December 31, 2009, 2008 and 2007 we recognized net losses of $1.1 million, $0.2 million, and $2.6 million, respectively. In addition, we recognized $49.7 million, $8.5 million, and $13.1 million, respectively, of losses in product revenue for the settlement of certain effective cash flow hedge instruments for the years ended December 31, 2009, 2008 and 2007, respectively. These settlements were recorded in the same period as the related forecasted revenue.

Interest Rate Swaps

In connection with the issuance of our 6.875% Senior Notes in March 2008, we entered into interest rate swap contracts with an aggregate notional amount of $550.0 million. These contracts were settled in December 2008. Under the settlement we received $53.9 million. As the interest rate swaps were settled in 2008, no hedge ineffectiveness was recognized for the year ended December 31, 2009. In the year ended December 31, 2008, we recognized a net loss of $8.9 million in earnings due to hedge ineffectiveness.

Additionally, upon termination of the swaps in December 2008, the carrying amount of the 6.875% Senior Notes increased $62.8 million. This amount will be recognized as a reduction of interest expense and amortized using the effective interest rate method over the remaining life of the 6.875% Senior Notes. In 2009, approximately $5.4 million was recorded as a reduction of interest expense.

Summary of Derivatives Designated as Hedging Instruments

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments:

	Foreign Currency Contracts
	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

December 31, 2009	Other Current Assets	$10.8	Accrued Expenses and Other	$9.8
December 31, 2008	Other Current Assets	$1.9	Accrued Expenses and Other	$46.0

As noted above, the interest rate swap contracts were settled in December 2008.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the effect of derivatives designated as hedging instruments on the consolidated statements of income:

	Amount		Amount
	Recognized in		Reclassified from
	Accumulated Other		Accumulated Other
	Comprehensive		Comprehensive
	Income		Income		Amount of
	on Derivative	Income Statement	into Income	Income Statement	Gain/(Loss)
	Gain/(Loss)	Location	Gain/(Loss)	Location	Recorded
For the Years Ended (In millions)	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

December 31, 2009:
Foreign currency contracts	$1.2	Revenue	$(49.7)	Other income (expense)	$(1.1)
December 31, 2008:
Foreign currency contracts	$(44.1)	Revenue	$(8.5)	Other income (expense)	$0.2
Interest rate swap	$—	Interest Expense	$—	Interest Expense	$(8.9)

December 31, 2007:
Foreign currency contracts	$(6.4)	Revenue	$(13.1)	Other income (expense)	$(2.6)

Other Derivatives

In 2009, we entered into several foreign currency forward contracts to mitigate the foreign currency risk related to certain balance sheet items. We have not elected hedge accounting for these items. As of December 31, 2009, the aggregate notional amount of our outstanding foreign currency contracts was $188.0 million. The fair value of these contracts was a net asset of $3.8 million. Net gains of $2.5 million were recognized as a component of other income (expense), net related to these contracts in the year ended December 31, 2009.

9.	Indebtedness

Our indebtedness is summarized as follows:

	As of December 31,
(In millions)	2009	2008

Current portion:
Notes payable to Fumedica	$11.2	$10.9
Credit line from Dompé	8.6	16.8

Current portion of notes payable and line of credit	$19.8	$27.7

Non-current portion:
6.0% Senior notes due 2013	$449.6	$449.6
6.875% Senior notes due 2018	603.2	608.2
Notes payable to Fumedica	18.8	27.6
Credit line from Dompé	8.6	—

Notes payable and line of credit	$1,080.2	$1,085.4

The following is a summary description of our principal indebtedness as of December 31, 2009.

Senior Notes

On March 4, 2008, we issued $450.0 million aggregate principal amount of 6.0% Senior Notes due March 1, 2013 and $550.0 million aggregate principal amount of 6.875% Senior Notes due March 1, 2018 at 99.886% and

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

99.184% of par, respectively. The discount is amortized as additional interest expense over the period from issuance through maturity. These notes are senior unsecured obligations. Interest on the notes is payable March 1 and September 1 of each year. The notes may be redeemed at our option at any time at 100% of the principal amount plus accrued interest and a specified make-whole amount. The notes contain a change of control provision that may require us to purchase the notes under certain circumstances. There is also an interest rate adjustment feature that requires us to pay interest at an increased interest rate on the notes if the credit rating on the notes declines below investment grade. Offering costs of approximately $8.0 million have been recorded as debt issuance costs on our consolidated balance sheet and are amortized as additional interest expense using the effective interest rate method over the period from issuance through maturity.

Upon the issuance of the debt we entered into interest rate swap contracts where we received a fixed rate and paid a variable rate, as further described in Note 8, Derivative Instruments to our Consolidated Financial Statements. These contracts have been subsequently terminated. Upon termination of these swaps, the carrying amount of the 6.875% Senior Notes due in 2018 was increased by $62.8 million. This increase is amortized using the effective interest rate method over the remaining life of the Senior Notes and is being recognized as a reduction of interest expense.

We used the proceeds of this borrowing, along with cash and the proceeds from the liquidation of marketable securities, to repay the full $1,500.0 million outstanding under the term loan facility we had entered into in July 2007 in connection with the funding of our June 2007 common stock tender offer. This term loan facility expired upon repayment.

Revolving Credit Facility

We have a $360.0 million senior unsecured revolving credit facility, which may be used for future working capital and general corporate purposes. The facility terminates in June 2012. As of December 31, 2009 and 2008, there were no borrowings under this credit facility and we were in compliance with applicable covenants.

Biogen-Dompé

As of December 31, 2009 and 2008, Biogen-Dompé SRL, a consolidated joint venture, has a loan balance of 12.0 million Euros ($17.2 million) and 12.0 million Euros ($16.7 million), respectively. These balances represent a line of credit from us and Dompé Farmaceutici SpA of 24.0 million Euros, half of which has been eliminated for purposes of presenting our consolidated financial position as it is an intercompany loan. Borrowings under this line of credit are to be made equally between the partners, with any repayments paid in a similar manner. The loan was originally due June 1, 2009; however, a new loan was subsequently executed with a maturity date of December 1, 2011. The interest rate on the line of credit under the new agreements is determined at a rate of three month Euro LIBOR plus 150 basis points and was 2.2% as of December 31, 2009. The interest rate is reset quarterly and payable quarterly in arrears.

Notes Payable to Fumedica

As of December 31, 2009 and 2008, the notes payable to Fumedica have a present value of 31.2 million Swiss Francs ($30.0 million) and 41.2 million Swiss Francs ($38.6 million), respectively. The notes, which were entered into in connection with the settlement of various agreements associated with Fumedica, are non-interest bearing, have been discounted for financial statement presentation purposes and are being accreted at a rate of 5.75% and are payable in a series of payments through June 2018.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Maturity

Our total debt matures as follows:

(In millions)	As of December 31, 2009

2010	$20.1
2011	11.6
2012	3.1
2013	453.1
2014	3.1
2015 and thereafter	562.3

Total	$1,053.3

The fair value of our debt is disclosed in Note 6, Fair Value Measurements to our Consolidated Financial Statements.

10.	Shareholders’ Equity

Preferred Stock

Preferred stock was comprised of the following:

	As of December 31, 2009			As of December 31, 2008			As of December 31, 2007
(In thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding

Series A Preferred Stock	1,750	8	8	1,750	8	8	1,750	8	8
Series X Junior Participating Preferred Stock	1,000	—	—	1,000	—	—	1,000	—	—
Undesignated	5,250	—	—	5,250	—	—	5,250	—	—

	8,000	8	8	8,000	8	8	8,000	8	8

We have 8,000,000 shares of Preferred Stock authorized, of which 1,750,000 shares have been designated as Series A Preferred Stock and 1,000,000 shares have been designated as Series X Junior Participating Preferred Stock. The balance may be issued without a vote or action of stockholders from time to time in classes or series with the designations, powers, preferences, and the relative, participating, optional or other special rights of the shares of each such class or series and any qualifications, limitations or restrictions thereon as set forth in the stock certificate. Any such Preferred Stock may rank prior to common stock as to dividend rights, liquidation preference or both, and may have full or limited voting rights and may be convertible into shares of common stock. As of December 31, 2009, 2008 and 2007, there were 8,221 shares of Series A Preferred Stock issued and outstanding. These shares carry a liquidation preference of $67 and are convertible into 60 shares of common stock per share of Preferred Stock. No other shares of Preferred Stock are issued and outstanding as of December 31, 2009, 2008 and 2007.

Stockholder Rights Plan

In January 2009, our Board of Directors voted to terminate our stockholders rights plan effective as of January 30, 2009. The plan was scheduled to expire on July 26, 2011 and was originally adopted by the Board of Directors in 1997. Under the rights plan, each share of our common stock had one “right” attached to it that entitled the holder to purchase our Series X Junior Participating Preferred Stock under the circumstances specified in the rights plan. As a result of our Board of Director’s action, no rights are outstanding or exercisable.

Stock Repurchase Programs

In October 2009, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock with repurchased shares being retired. This repurchase program does not have an expiration date. As of December 31, 2009, approximately 8.8 million shares at a cost of $422.4 million were repurchased under this

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authorization, all of which were retired. From January 1, 2010 through February 5, 2010, we repurchased approximately an additional 5.4 million shares under this program at a total cost of approximately $289.4 million, all of which were also retired. Approximately $288.2 million remains available for the repurchase of our common stock under the 2009 program.

In October 2006, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. As of December 31, 2009, all shares under this program have been repurchased as approximately 7.2 million shares of our common stock were repurchased in 2009 for approximately $328.8 million. In 2008, approximately 12.8 million shares of our common stock were repurchased under this program for approximately $738.9 million.

Reclassifications

The adoption of a newly issued accounting standard for noncontrolling interests on January 1, 2009, changed the accounting and reporting for our minority interests by recharacterizing them as noncontrolling interests and classifying them as a separate component of total shareholders’ equity in our accompanying consolidated balance sheets and consolidated statements of shareholders’ equity. Additionally, net income attributable to noncontrolling interest is now shown separately from net income in the consolidated statements of income. As a result, prior year amounts related to noncontrolling interest have been reclassified to conform to the current year presentation. This reclassification had no effect on our previously reported financial position or results of operations.

In the year ended December 31, 2008, we reclassified amounts within our consolidated statement of shareholders’ equity, resulting in an approximately $78.6 million correction in Additional Paid-in Capital and Retained Earnings (Accumulated Deficit) balances in connection with the re-issuance of treasury stock at a loss.

In the year ended December 31, 2007 we reclassified amounts within our consolidated statements of equity, resulting in an approximately $48.0 million correction in the treasury stock and common stock balances.

11.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	For the Years Ended December 31,
(In millions)	2009	2008	2007

Numerator:
Net income attributable to Biogen Idec Inc.	$970.1	$783.2	$638.2
Adjustment for net income allocable to preferred shares	(1.7)	(1.3)	(1.0)

Net income used in calculating basic and diluted earnings per share	$968.4	$781.9	$637.2

Denominator:
Weighted average number of common shares outstanding	287.4	292.3	315.8
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.6	1.3	2.6
Restricted stock awards	—	0.1	0.5
Time-vested restricted stock units	1.4	1.3	1.1
Performance-vested restricted stock units	0.1	—	—
Convertible promissory notes due 2019	—	—	0.2
Convertible promissory notes due 2032	—	—	—

Dilutive potential common shares	2.1	2.7	4.4

Shares used in calculating diluted earnings per share	289.5	295.0	320.2

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts were not included in the calculation of net income per basic and diluted share because their effects were anti-dilutive:

	For the Years Ended December 31,
(In millions)	2009	2008	2007

Numerator:
Net income allocable to preferred stock	$1.7	$1.3	$1.0

Denominator:
Stock options	8.5	6.9	8.2
Time-vested restricted stock units	2.1	1.5	0.1
Performance-vested restricted stock units	0.2	—	—
Convertible preferred stock	0.5	0.5	0.5

Total	11.3	8.9	8.8

Earnings per share for the year ended December 31, 2009 reflects, on a weighted average basis, the repurchase of 16.0 million shares of our common stock under our 2009 and 2006 share repurchase programs.

As a result of our 2007 tender offer, earnings per share for the year ended December 31, 2007 reflects, on a weighted average basis, the repurchase of 56.4 million shares as of June 27, 2007, the date the obligation was incurred, in accordance with accounting standards for earning per share.

12.	Share-based Payments

Share-based Compensation Expense

The following table summarizes share-based compensation expense included within our consolidated statements of income:

	For the Years Ended December 31,
(In millions)	2009	2008	2007

Research and development	$60.8	$59.9	$51.7
Selling, general and administrative	106.4	93.8	76.1

Subtotal	$167.2	$153.7	$127.8
Capitalized share-based compensation costs	(6.3)	(7.5)	(4.7)

Share-based compensation expense included in total costs and expenses	$160.9	$146.2	$123.1
Income tax effect	(49.4)	(45.4)	(37.5)

Share-based compensation expense included in net income attributable to Biogen Idec Inc.	$111.5	$100.8	$85.6

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our share-based compensation programs include stock options, time-vested restricted stock units, performance-vested restricted stock units, restricted stock and shares issued under our ESPP. The following table summarizes share-based compensation expense associated with each of these programs:

	For the Years Ended December 31,
(In millions)	2009	2008	2007

Stock options	$21.6	$20.0	$30.7
Time-vested restricted stock units	133.7	125.6	75.2
Performance-vested restricted stock units	4.6	1.1	5.0
Restricted stock awards	—	0.5	11.7
Employee stock purchase plan	7.3	6.5	5.2

Subtotal	$167.2	$153.7	$127.8
Capitalized share-based compensation costs	(6.3)	(7.5)	(4.7)

Share-based compensation expense included in total costs and expenses	$160.9	$146.2	$123.1

Windfall tax benefits from vesting of stock awards, exercises of stock options and ESPP participation were $3.4 million, $28.0 million, and $69.7 million in 2009, 2008, and 2007, respectively. These amounts have been calculated under the alternative transition method in accordance with U.S. GAAP.

As of December 31, 2009, unrecognized compensation cost related to unvested share-based compensation was approximately $178.1 million, net of estimated forfeitures. We expect to recognize the cost of these unvested awards over a weighted-average period of 1.4 years.

Share-based Compensation Plans

We have three share-based compensation plans pursuant to which awards are currently being made: (1) the Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan (2006 Directors Plan); (2) the Biogen Idec Inc. 2008 Omnibus Equity Plan (2008 Omnibus Plan); and (3) the Biogen Idec Inc. 1995 Employee Stock Purchase Plan (ESPP). We have six share-based compensation plans pursuant to which outstanding awards have been made, but from which no further awards can or will be made: (i) the IDEC Pharmaceuticals Corporation 1993 Non-Employee Directors Stock Option Plan; (ii) the IDEC Pharmaceuticals Corporation 1988 Stock Option Plan; (iii) the Biogen, Inc. 1985 Non-Qualified Stock Option Plan; (iv) the Biogen, Inc. 1987 Scientific Board Stock Option Plan; (v) the Biogen Idec Inc. 2003 Omnibus Equity Plan (2003 Omnibus Plan); and (vi) the Biogen Idec Inc. 2005 Omnibus Equity Plan (2005 Omnibus Plan). We have not made any awards pursuant to the 2005 Omnibus Plan since our stockholders approved the 2008 Omnibus Plan and do not intend to make any awards pursuant to the 2005 Omnibus Plan in the future, except that unused shares under the 2005 Omnibus Plan have been carried over for use under the 2008 Omnibus Plan.

Directors Plan

In May 2006, our stockholders approved the 2006 Directors Plan for share-based awards to our directors. Awards granted from the 2006 Directors Plan may include options, shares of restricted stock awards, restricted stock units, stock appreciation rights and other awards in such amounts and with such terms and conditions as may be determined by a committee of our Board of Directors, subject to the provisions of the plan. We have reserved a total of 850,000 shares of common stock for issuance under the 2006 Directors Plan. The 2006 Directors Plan provides that awards other than stock options and stock appreciation rights will be counted against the total number of shares reserved under the plan in a 1.5-to-1 ratio.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Omnibus Plans

In June 2008, our stockholders approved the 2008 Omnibus Plan for share-based awards to our employees. Awards granted from the 2008 Omnibus Plan may include options, shares of restricted stock awards, restricted stock units, performance shares, shares of phantom stock, stock appreciation rights and other awards in such amounts and with such terms and conditions as may be determined by a committee of our Board of Directors, subject to the provisions of the plan. Shares of common stock available for issuance under the 2008 Omnibus Plan consist of 15.0 million shares reserved for this purpose, plus shares of common stock that remained available for issuance under the 2005 Omnibus Plan on the date that our stockholders approved the 2008 Omnibus Plan, plus shares that are subject to awards under the 2005 Omnibus Plan which remain unissued upon the cancellation, surrender, exchange or termination of such awards. The 2008 Omnibus Equity Plan provides that awards other than stock options and stock appreciation rights will be counted against the total number of shares available under the plan in a 1.5-to-1 ratio.

Stock Options

All stock option grants to employees are for a ten-year term and generally vest one-fourth per year over four years on the anniversary of the date of grant, provided the employee remains continuously employed with us. Stock option grants to directors are for ten-year terms and generally vest as follows: (1) grants made on the date of a director’s initial election to our Board of Directors vest one-third per year over three years on the anniversary of the date of grant, and (2) grants made for service on our Board of Directors vest on the first anniversary of the date of grant, provided in each case that the director continues to serve on our Board of Directors through the vesting date. Options granted under all plans are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. The estimated fair value of options, including the effect of estimated forfeitures, is recognized over the options’ vesting periods. The fair value of the stock option grants awarded in 2009, 2008, and 2007 was estimated as of the date of grant using a Black-Scholes option valuation model that uses the following weighted-average assumptions:

	For the Years Ended December 31,
	2009	2008	2007

Expected option life (in years)	4.7	5.1	4.9
Expected stock price volatility	39.3%	34.4%	33.6%
Risk-free interest rate	1.9%	2.4%	4.4%
Expected dividend yield	0.0%	0.0%	0.0%
Per share grant-date fair value	$18.00	$20.85	$18.78

The expected life of options granted is derived using assumed exercise rates based on historical exercise patterns and represents the period of time that options granted are expected to be outstanding. Expected stock price volatility is based upon implied volatility for our exchange-traded options and other factors, including historical volatility. After assessing all available information on either historical volatility, implied volatility, or both, we have concluded that a combination of both historical and implied volatility provides the best estimate of expected volatility. The risk-free interest rate used is determined by the market yield curve based upon risk-free interest rates established by the Federal Reserve, or non-coupon bonds that have maturities equal to the expected term. The dividend yield of zero is based upon the fact that we have not historically granted cash dividends, and do not expect to issue dividends in the foreseeable future. Stock options granted prior to January 1, 2006 were valued based on the grant date fair value of those awards, using the Black-Scholes option pricing model, as previously calculated for pro-forma disclosures.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of stock option activity is presented in the following table:

		Weighted
		Average
		Exercise
(In thousands, except weighted average exercise price)	Shares	Price

Outstanding at December 31, 2006	25,106	$47.96

Granted	1,470	$51.23
Exercised	(10,524)	$44.84
Cancelled	(1,152)	$53.97

Outstanding at December 31, 2007	14,900	$50.03

Granted	1,475	$60.23
Exercised	(3,769)	$41.99
Cancelled	(506)	$55.70

Outstanding at December 31, 2008	12,100	$53.53

Granted	1,031	$49.96
Exercised	(637)	$40.16
Cancelled	(1,664)	$60.74

Outstanding at December 31, 2009	10,830	$52.88

Of the options outstanding, 8.3 million were exercisable as of December 31, 2009. The exercisable options had a weighted-average exercise price of $52.80. The aggregate intrinsic value of options exercisable as of December 31, 2009 was $45.2 million. The weighted average remaining contractual term for options exercisable as of December 31, 2009 was 3.8 years.

A total of 10.3 million vested and expected to vest options were outstanding as of December 31, 2009. These vested and expected to vest options had a weighted average exercise price of $52.87 and an aggregated intrinsic value of $51.0 million. The weighted average remaining contractual term of vested and expected to vest options as of December 31, 2009 was 4.6 years.

The total intrinsic values of options exercised in 2009, 2008, and 2007, were $6.7 million, $85.1 million, and $226.7 million, respectively. The aggregate intrinsic values of options outstanding as of December 31, 2009 was $52.8 million. The weighted average remaining contractual term for options outstanding as of December 31, 2009 was 4.8 years.

A summary of the amount of tax benefit realized for stock options and cash received from the exercise of stock options is as follows:

	For the Years Ended December 31,
(In millions)	2009	2008	2007

Tax benefit realized for stock options	$1.5	$28.0	$72.4
Cash received from the exercise of stock options	$25.2	$158.3	$471.0

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Time-Vested Restricted Stock Units

Time-vested restricted stock units (RSUs) awarded to employees generally vest no sooner than one-third per year over three years on the anniversary of the date of grant, or upon the third anniversary of the date of the grant, provided the employee remains continuously employed with us, except as otherwise provided in the plan. Shares of our common stock will be delivered to the employee upon vesting, subject to payment of applicable withholding taxes. RSUs awarded to directors for service on our Board of Directors vest on the first anniversary of the date of grant, provided in each case that the director continues to serve on our Board of Directors through the vesting date. Shares of our common stock will be delivered to the director upon vesting and are not subject to any withholding taxes. The fair value of all RSUs is based on the market value of our stock on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

A summary of RSU activity is presented in the following table:

		Weighted
		Average
		Grant Date
(In thousands, except weighted average grant date fair value)	Shares	Fair Value

Unvested at December 31, 2006	2,508	$44.48

Granted	3,387	$51.19
Vested	(845)	$44.58
Forfeited	(458)	$47.38

Unvested at December 31, 2007	4,592	$49.12

Granted	3,129	$58.42
Vested	(1,645)	$47.93
Forfeited	(499)	$53.95

Unvested at December 31, 2008	5,577	$54.26

Granted	2,674	$48.93
Vested	(2,421)	$52.08
Forfeited	(445)	$53.02

Unvested at December 31, 2009	5,385	$52.72

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Performance-Vested Restricted Stock Units

A summary of performance-vested restricted stock units (PVRSUs) activity is presented in the following table:

		Weighted
		Average
		Grant Date
(In thousands, except weighted average grant date fair value)	Shares	Fair Value

Unvested at December 31, 2006	411	$41.62

Granted	120	$51.55
Vested	(357)	$41.76
Forfeited	(54)	$40.67

Unvested at December 31, 2007	120	$51.55

Granted	—	$—
Vested	(27)	$49.33
Forfeited	(3)	$49.33

Unvested at December 31, 2008	90	$52.29

Granted	325	$49.42
Vested	(30)	$52.29
Forfeited	(97)	$51.30

Unvested at December 31, 2009	288	$49.39

2009 Grant Activity

We apply a graded vesting expense methodology when accounting for the PVRSUs issued in 2009. In 2009, approximately 325,000 PVRSUs were granted with a weighted average grant date fair value of $49.42 per share.

The number of PVRSUs reflected as granted represents the target number of shares that are eligible to vest in full or in part and are earned subject to the attainment of certain performance criteria established at the beginning of the performance period, which ended December 31, 2009. Participants may ultimately earn up to 200% of the target number of shares granted in the event that the maximum performance thresholds are attained. Accordingly, additional PVRSUs may be issued upon final determination of the number of awards earned.

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

2007 Grant Activity

In 2007, our Board of Directors awarded a total of 120,000 PVRSUs to Dr. Cecil Pickett, our former President, Research and Development. Vesting of these PVRSUs was subject to certain performance criteria established at the beginning of each of four performance periods, beginning January 1 on each of 2007, 2008, 2009 and 2010, and Dr. Pickett’s continued employment through the end of the respective performance periods. In February 2008, a total of 27,000 shares were issued based upon the attainment of performance criteria set for 2007. An additional

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

30,000 shares were issued in February 2009 based on the attainment of performance criteria set for 2008. No additional shares were issued to Dr. Pickett in 2009, 2008 and 2007. Dr. Pickett retired from the position of President, Research and Development effective October 5, 2009. Accordingly, no additional PVRSUs awarded to Dr. Pickett will vest or be issued. Expense previously recognized in relation to unvested awards was reversed in 2009.

Prior Period Grant Activity

In the first quarter of 2006, our Board of Directors awarded 100,000 PVRSUs to our CEO, under the 2005 Omnibus Plan, subject to certain 2006 financial performance criteria. In February 2007, our Board of Directors determined that the performance criteria had been attained and that 100,000 PVRSUs would convert into shares of our common stock. A total of 58,250 shares were issued, reflecting the fact that certain shares were withheld for income tax purposes.

In the third quarter of 2005, we granted 1.2 million PVRSUs, to be settled in shares of our common stock, to a group of approximately 200 senior employees excluding our CEO. On September 14, 2006, 758,262 shares vested for which 510,859 shares were issued, reflecting the fact that certain shares were withheld for income tax purposes. On March 14, 2007, 258,387 shares vested based on the level of performance versus the pre-established goals, for which a total of 172,054 shares were issued, reflecting the fact that certain shares were withheld for income tax purposes. No other shares vested in relation to this 2005 grant.

Restricted Stock Awards

In 2005, we awarded restricted common stock to our employees under the 2005 Omnibus Plan and the 2003 Omnibus Plan. The restricted stock awards (RSAs) granted under the 2003 Omnibus Plan vested in full on the third anniversary of the date of grant for employees that remained continuously employed with us through the vesting dates. The RSAs granted under the 2005 Omnibus Plan vested at a rate of approximately one-third per year over three years on the anniversary of the date of grant for employees that remained continuously employed with us through the vesting dates.

The fair value of all time-vested RSAs is based on the market value of our stock on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period. All awards of restricted stock were fully vested as of December 31, 2008.

A summary of RSA activity is presented in the following table:

		Weighted
		Average
		Grant Date
(In thousands, except weighted average grant date fair value)	Shares	Fair Value

Unvested at December 31, 2006	1,247	$53.64

Granted	—	$—
Vested	(713)	$44.10
Forfeited	(79)	$59.64

Unvested at December 31, 2007	455	$67.54

Granted	—	$—
Vested	(454)	$67.54

Forfeited	(1)	$67.57

Unvested at December 31, 2008	—	$—

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ESPP

The purchase price of common stock under the ESPP is equal to 85% of the lower of (1) the market value per share of the common stock on the participant’s entry date into an offering period or (2) the market value per share of the common stock on the purchase date. However, for each participant whose entry date is other than the start date of the offering period, the amount shall in no event be less than the market value per share of the common stock as of the beginning of the related offering period. The fair value of the discounted purchases made under the employee stock purchase plan are calculated using the Black-Scholes model. The fair value of the look-back provision plus the 15% discount is recognized as compensation expense over the purchase period. We apply a graded vesting approach since our ESPP provides for multiple purchase periods and is, in substance, a series of linked awards.

The table below provides a summary of shares issued under our ESPP for 2009, 2008 and 2007, respectively:

	For The Years Ended December 31,
(In millions)	2009	2008	2007

Shares issued under ESPP	0.6	0.5	0.5
Cash received under ESPP	$22.6	$21.3	$18.2

13.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

	As of December 31,
(In millions)	2009	2008

Translation adjustments	$35.6	$17.0
Unrealized gains on securites available for sale	11.3	10.5
Unrealized gains (losses) on foreign currency forward contracts	1.5	(40.2)
Unfunded status of pension and postretirement benefit plans	2.1	1.6

Accumulated other comprehensive income (loss)	$50.5	$(11.1)

Unrealized holding gains on securities available for sale is shown net of tax of $(6.6) million and $(6.2) million as of December 31, 2009 and 2008, respectively. Unrealized gains (losses) on foreign currency forward contracts is shown net of tax of $0.3 million, and $3.9 million as of December 31, 2009 and 2008, respectively. The unfunded status of pension and retirement benefit plans is shown net of tax as of December 31, 2009 and 2008. Tax amounts in both years were immaterial. See Note 15, Employee Benefit Plans to our Consolidated Financial Statements for discussion of unfunded status of pension and retirement benefit plans.

Amounts comprising noncontrolling interests, as reported in our consolidated statements of equity as of December 31, 2009 and 2008 included accumulated translation adjustments of $2.4 million and $1.2 million, respectively.

Comprehensive income (loss) and its components are presented in the consolidated statements of shareholders’ equity.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Other Consolidated Financial Statement Detail

Other Income (Expense), Net

Components of other income (expense), net, are summarized as follows:

	For the Years Ended December 31,
(In millions)	2009	2008	2007

Interest income	$48.5	$72.1	$103.6
Interest expense	(35.8)	(52.0)	(40.5)
Impairment on investments	(10.6)	(60.3)	(24.4)
Gain (loss) on sales of investments, net	22.8	(1.1)	16.7
Foreign exchange gains (losses), net	11.4	(9.8)	3.0
Gain on the sale of property	—	—	7.1
Other, net	1.0	(6.6)	6.9

Other income (expense), net	$37.3	$(57.7)	$72.4

Interest Expense

In 2009, we incurred interest costs of $69.7 million. This amount was reduced by $28.5 million because we capitalized interest related to the construction of our large scale manufacturing facility in Hillerød, Denmark. In addition, in 2009, approximately $5.4 million was recorded as a reduction due to the amortization of the deferred gain associated with the termination of an interest rate swap in December 2008.

In 2008, we incurred interest costs of $66.3 million. This amount was reduced by $23.2 million of capitalized interest on the manufacturing facility in Hillerød, Denmark. In addition, we incurred approximately $8.9 million of expenses related to hedge ineffectiveness on interest rate swaps executed in March 2008.

In 2007, we incurred interest costs of $50.6 million, which were reduced by $10.1 million of capitalized interest on the manufacturing facility in Hillerød, Denmark.

Impairment on Investments

In April 2009, we implemented newly issued accounting standards which provided guidance for recognition and presentation of other-than-temporary impairments. The adoption of the guidance did not have a material impact on our financial position or results of operations; however, this standard amended the other-than-temporary impairment model for marketable debt securities. The impairment model for equity securities was not affected. Refer to Note 7, Financial Instruments to our Consolidated Financial Statements for additional information on the adoption of this guidance.

In 2009, we recognized impairment losses of $7.0 million on our strategic investments and non-marketable securities. In addition, during 2008 and 2007, we recognized $18.6 million and $18.4 million, respectively, in charges for the impairment of strategic investments and non-marketable securities that were determined to be other-than-temporary.

In 2009, we recognized $3.6 million in charges for the other-than-temporary impairment on marketable debt securities. For 2008 and 2007, we recognized $41.7 million and $7.5 million, respectively, in charges for the other-than-temporary impairment of marketable debt securities primarily related to mortgage and asset-backed securities.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassification

The adoption of a new issued accounting standard for noncontrolling interests on January 1, 2009, changed the accounting and reporting for our minority interests by recharacterizing them as noncontrolling interest. Prior year amounts related to noncontrolling interest, historically reflected as a component of other income (expense), net, have been reclassified to conform to current year presentation. Amounts previously reported as minority interest are now shown separately from net income in the accompanying consolidated statements of income and total $6.9 million, $6.9 million, and $(58.4) million for the years ended December 31, 2009, 2008 and 2007, respectively. This reclassification had no effect on our previously reported financial position or results of operations. Refer to Note 10, Shareholders’ Equity to our Consolidated Financial Statements for additional information on the adoption of this guidance.

Other Current Assets

Other current assets consist of the following:

	As of December 31,
(In millions)	2009	2008

Deferred tax assets	$88.8	$70.8
Receivable from collaborations	5.3	1.7
Prepaid expenses	52.6	46.4
Interest receivable	10.6	11.8
Other	20.6	8.7

Other current assets	$177.9	$139.4

Property, Plant and Equipment, net

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of property, plant and equipment, net are summarized as follows:

	As of December 31,
(In millions)	2009	2008

Land	$111.2	$108.8
Buildings	669.7	676.1
Leasehold improvements	73.1	80.1
Furniture and fixtures	50.7	48.1
Machinery and equipment	868.2	798.5
Construction in progress	506.7	420.2

Total cost	$2,279.6	$2,131.8

Less: accumulated depreciation	(642.5)	(537.0)

Property, plant and equipment, net	$1,637.1	$1,594.8

In 2009, 2008, and 2007, we capitalized to construction in progress approximately $28.4 million, $23.2 million and $10.1 million, respectively, of interest costs primarily related to the development of our large-scale biologic manufacturing facility in Hillerød, Denmark.

As of December 31, 2009 and 2008, the construction in progress balance related to the construction of our large-scale biologic manufacturing facility in Hillerød, Denmark totaled $441.2 million and $388.4 million, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense is summarized as follows:

	For the Years Ended December 31,
(In millions)	2009	2008	2007

Depreciation expense	$137.9	$129.1	$122.6

Accrued Expenses and Other

Accrued expenses and other consists of the following:

	As of December 31,
(In millions)	2009	2008

Employee compensation and benefits	$123.7	$156.0
Royalties and licensing fees	41.8	40.6
Collaboration expenses	35.7	29.6
Clinical development expenses	43.2	41.5
Revenue-related rebates	52.0	37.7
Construction in progress accrual	12.8	18.6
Other	191.6	210.9

Accrued expenses and other	$500.8	$534.9

Gain on Sale of Property, Plant and Equipment, net

In 2008, as part of the lease agreement described in Note 18, Commitments and Contingencies to our Consolidated Financial Statements, we sold the development rights on a parcel of land in Cambridge, MA for $11.4 million in a non-monetary transaction and we recorded a pre-tax gain of approximately $9.2 million on the sale.

15.	Employee Benefit Plans

401(k) Savings Plan

We maintain a 401(k) Savings Plan which is available to substantially all regular employees in the U.S. over the age of 21. Participants may make voluntary contributions. We make matching contributions according to the 401(k) Savings Plan’s matching formula. Beginning in January 2008, all past and current matching contributions will vest immediately. Previously, the matching contributions vested over four years of service by the employee. Participant contributions vest immediately. The 401(k) Savings Plan also holds certain transition contributions on behalf of participants who previously participated in the Biogen, Inc. Retirement Plan. The expense related to our 401(k) Savings Plan primarily consists of our matching contributions.

	For the Years Ended December 31,
(In millions)	2009	2008	2007

Expense related to our 401(k) Savings Plan	$27.9	$22.8	$20.2

Deferred Compensation Plan

We maintain a non-qualified deferred compensation plan, known as the Supplemental Savings Plan (SSP), that allows a select group of management employees in the U.S. to defer a portion of their compensation. The SSP also provides certain credits to highly compensated U.S. employees, which are paid by the company. These credits are known as the Restoration Match. The deferred compensation amounts are accrued when earned. Such deferred compensation is distributable in cash in accordance with the rules of the SSP. Deferred compensation amounts

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under such plan as of December 31, 2009 and 2008 totaled approximately $63.6 million and $48.5 million, respectively, and are included in other long-term liabilities in the accompanying consolidated balance sheets. The SSP also holds certain transition contributions on behalf of participants who previously participated in the Biogen, Inc. Retirement Plan. Beginning in 2008, the Restoration Match vests immediately. Previously, the Restoration Match and transition contributions vested over four and seven years of service, respectively, by the employee. Participant contributions vest immediately. Distributions to participants can be either in one lump sum payment or annual installments as elected by the participants.

Pension Plan

We currently maintain retiree benefit plans which include, a defined benefit plan for employees in our German affiliate and other insignificant defined benefit plans in certain other countries in which we have an operating presence.

The obligations under the German plan totaled $5.7 million and $4.8 million as of December 31, 2009 and 2008, respectively.

	For the Years Ended December 31,
(In millions)	2009	2008	2007

Net periodic pension cost related to the German plan	$1.1	$1.0	$1.3

16.	Income Taxes

Income Tax Expense

Income before income tax provision and the income tax expense consist of the following:

	For the Years Ended December 31,
(In millions)	2009	2008	2007

Income before income taxes (benefit):
Domestic	$1,073.8	$829.2	$664.9
Foreign	258.9	326.7	187.3

Total	$1,332.7	$1,155.9	$852.2

Income tax expense (benefit):
Current
Federal	$439.9	$431.2	$305.9
State	3.1	24.3	25.8
Foreign	50.0	49.8	22.3

Total	$493.0	$505.3	$354.0

Deferred
Federal	$(94.8)	$(119.2)	$(76.7)
State	(39.0)	(20.0)	(4.4)
Foreign	(3.6)	(0.3)	(0.5)

Total	$(137.4)	$(139.5)	$(81.6)

Total income tax expense	$355.6	$365.8	$272.4

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets and Liabilities

Significant components of our deferred tax assets and liabilities are summarized as follows:

	As of December 31,
(In millions)	2009	2008

Tax credits	$35.2	$11.0
Inventory, deferred revenue and other reserves	166.4	90.4
Capitalized costs	8.7	36.6
Intangibles, net	83.2	89.6
Net operating loss	30.5	33.1
Share-based compensation	60.8	59.9
Other	60.6	57.9

Deferred tax assets	$445.4	$378.5

Purchased intangible assets	$(475.4)	$(552.7)
Unrealized gain on investments and cumulative translation adjustment	(6.3)	(2.3)
Depreciation, amortization and other	(115.6)	(108.7)

Deferred tax liabilities	$(597.3)	$(663.7)

Tax Rate

Reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Years Ended December 31,
(In percentages)	2009	2008	2007

Statutory rate	35.0%	35.0%	35.0%
State taxes	(0.1)	1.6	3.2
Taxes on foreign earnings	(5.0)	(5.8)	(8.1)
Credits and net operating loss utilization	(3.8)	(2.9)	(3.3)
Purchased intangible assets	2.0	3.7	3.7
IPR&D	—	0.8	0.8
Permanent items	(1.3)	(0.9)	(0.6)
Other	(0.1)	0.1	1.3

Effective tax rate	26.7%	31.6%	32.0%

As of December 31, 2009, we had net operating losses and general business credit carry forwards for federal income tax purposes of approximately $59.3 million and $3.2 million, respectively, which begin to expire in 2020. Additionally, for state income tax purposes, we had net operating loss carry forwards of approximately $195.8 million, which begin to expire in 2010. For state income tax purposes, we also had research and investment credit carry forwards of approximately $49.2 million, of which approximately $46.9 million begin to expire in 2010, with the remainder having no prescribed expiration date.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of December 31, 2009, undistributed foreign earnings of non-U.S. subsidiaries included in consolidated retained earnings aggregated approximately $2.2 billion. We intend to reinvest these earnings indefinitely in operations outside the U.S. It is not practicable to estimate the amount of additional tax that might be payable if such earnings were remitted to the U.S.

Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, we adopted a new accounting standard concerning the accounting for income tax contingencies. This standard clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. As a result of the adoption, we recognized a reduction in the liability for unrecognized tax benefits of $14.2 million, which was recorded as a $1.8 million reduction to the January 1, 2007 balance of our accumulated deficit, a $9.1 million reduction in goodwill and a $3.3 million increase in our deferred tax liability.

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

(In millions)	2009	2008	2007

Balance at January 1	$249.6	$221.1	$196.8
Additions based on tax positions related to the current period	14.4	21.8	29.7
Additions for tax positions of prior periods	77.4	20.4	83.5
Reductions for tax positions of prior periods	(88.7)	(13.7)	(70.2)
Settlements	(105.6)	—	(18.7)

Balance at December 31	$147.1	$249.6	$221.1

We and our subsidiaries are routinely examined by various taxing authorities. We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal tax examination for years before 2007 or state, local, or non-U.S. income tax examinations by tax authorities for years before 2001.

Included in the balance of unrecognized tax benefits as of December 31, 2009, 2008, and 2007 are $42.8 million, $155.1 million, and $110.5 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods.

We do not anticipate any significant changes in our positions in the next twelve months other than expected settlements which have been classified as current liabilities within the accompanying balance sheet.

We recognize potential interest and penalties accrued related to unrecognized tax benefits in income tax expense. During 2009 we recognized a net interest benefit of approximately $3.1 million. During 2008 and 2007, we recognized approximately $16.1 million and $14.5 million in interest expense, respectively. We have accrued approximately $33.1 million and $47.7 million for the payment of interest as of December 31, 2009 and 2008, respectively.

Contingency

In September 2006, the Massachusetts Department of Revenue (DOR) issued a Notice of Assessment against Biogen Idec MA, Inc. for $38.9 million of corporate excise tax for 2002, which includes associated interest and penalties. The assessment asserts that the portion of sales attributable to Massachusetts, the computation of our

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

research and development credits, and the availability of certain deductions were not appropriate, resulting in unpaid taxes for those years. In December 2006, we filed an abatement application with the DOR seeking abatements for 2001-2003, which was denied. In July 2007, we filed a petition with the Massachusetts Appellate Tax Board seeking abatements of corporate excise tax for 2001-2003 and adjustments in certain credits and credit carryforwards for 2001-2003. We anticipate that the trial will take place in 2010. In the fourth quarter of 2009, the DOR completed its audit fieldwork of our 2004, 2005 and 2006 tax filings. We believe that the DOR may make an assessment for taxes, interest and penalties claiming that our computation and deductions for these periods were also inappropriate. We believe that positions taken in our tax filings are valid and we have meritorious defenses to the assessment. We will vigorously oppose the assessment through the appeals and litigation process.

Our tax filings for 2007 and 2008 have not yet been audited by the DOR but have been prepared in a manner consistent with prior filings which may result in an assessment for those years. Due to tax law changes effective January 1, 2009, the computations and deductions at issue in previous tax filings will not be part of our tax filings starting in 2009.

There is a possibility that we may not prevail in defending all of our assertions with the DOR. If these matters are resolved unfavorably in the future, the resolution could have a material adverse impact on our future effective tax rate and our results of operations.

Settlements

During 2007, the IRS completed its examination of our consolidated federal income tax returns for our fiscal years 2003 and 2004. We subsequently paid amounts related to issues agreed to with the IRS, appealed several other issues and adjusted our income tax contingencies based on the result of the examination.

During 2009, the IRS completed its examination of our consolidated income tax returns for our fiscal years 2005 and 2006. We then reached an agreement to pay an amount to settle all matters related to the 2005 and 2006 years and resolve those matters under appeal related to 2003 and 2004. There are no remaining U.S. federal income tax contingencies for the periods prior to tax year 2007.

During 2009, the California Franchise Tax Board completed its examination of our worldwide income tax returns for fiscal years 2003 through 2007 and issued assessments for each period. We agreed to these assessments and will make payments to settle all matters related to these audits. There are no remaining California income tax contingencies related to the periods prior to tax year 2008.

We have also reached agreement with Arizona concerning our outstanding matters in that state and completed an audit of our transfer pricing in Denmark.

As a result of these 2009 domestic settlements, and completion of the related audits, we have made payments totaling approximately $118.0 million during 2009 and will make payments of approximately $105.0 million in the first half of 2010, which have been accrued as of December 31, 2009. We have also reduced our net unrecognized tax benefits by approximately $123.5 million, of which approximately $28.0 million was recorded as a benefit in our consolidated statement of income in 2009.

17.	Collaborations

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Roche Group — Genentech

We collaborate with the Roche Group, through its wholly-owned member Genentech, Inc., on the development and commercialization of RITUXAN. We also have rights to collaborate with Genentech on the development and commercialization of (1) anti-CD20 products that Genentech acquires or develops, which we refer to as New Anti-CD20 Products, and (2) anti-CD20 products that Genentech licenses from a third party, which we refer to as Third Party Anti-CD20 Products. Currently, there is only one New Anti-CD20 Product, ocrelizumab, and only one Third Party Anti-CD20 Product, GA101. Our collaboration rights for New Anti-CD20 Products are limited to the U.S. and our collaboration rights for Third Party Anti-CD20 Products are dependent upon Genentech’s underlying license rights. A joint development committee (JDC) composed of three members from each company must unanimously approve a development plan for each specific indication of certain pharmaceutical products, and Genentech has responsibility for implementing JDC approved development plans in accordance with the provisions of our collaboration agreement. In the event that we undergo a change in control, as defined in the collaboration agreement, Genentech has the right to present an offer to buy the rights to RITUXAN, and we must either accept Genentech’s offer or purchase Genentech’s rights to RITUXAN on the same terms as its offer. If Genentech presents such an offer, then they will be deemed concurrently to have exercised a right, in exchange for a royalty on net sales in the U.S. of any anti-CD20 product acquired or developed by Genentech or any anti-CD20 product that Genentech licenses from a third party that is developed under the agreement, to purchase our interest in each such product. Our collaboration with Genentech was created through a contractual arrangement and not through a joint venture or other legal entity.

While Genentech is responsible for the worldwide manufacturing of RITUXAN, development and commercialization rights and responsibilities under this collaboration are divided as follows:

U.S.

We share with Genentech co-exclusive rights to develop, commercialize and market RITUXAN and New Anti-CD20 Products in the U.S. Although we contribute to the marketing and continued development of RITUXAN, we have a limited sales force dedicated to RITUXAN and limited development activity. Genentech is primarily responsible for the commercialization of RITUXAN in the U.S. Its responsibilities include selling and marketing, customer service, order entry, distribution, shipping and billing, and other administrative support. Genentech also incurs the majority of continuing development costs for RITUXAN.

Canada

We and Genentech have assigned our rights to develop, commercialize and market RITUXAN, in Canada to Roche.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outside the U.S. and Canada

We have granted Genentech exclusive rights to develop, commercialize and market RITUXAN outside the U.S. and Canada. Under the terms of separate sublicense agreements between Genentech and Roche, development and commercialization of RITUXAN outside the U.S. and Canada is the responsibility of Roche and its sublicensees. We do not have any direct contractual arrangements with Roche or it sublicensees.

Revenues from unconsolidated joint business consists of (1) our share of pretax co-promotion profits in the U.S. (2) reimbursement of our selling and development expenses in the U.S.; and (3) revenue on sales of RITUXAN in the rest of world, which consist of our share of pretax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada by Roche, and its sublicensees. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling, and marketing expenses, and joint development expenses incurred by Genentech, Roche and us. We record our royalty and co-promotion profits revenue on sales of RITUXAN in the rest of world on a cash basis.

Revenues from unconsolidated joint business consist of the following:

	For the Years Ended December 31,
(In millions)	2009	2008	2007

Biogen Idec’s share of co-promotion profits in the U.S.	$773.6	$733.5	$616.8
Reimbursement of selling and development expenses in the U.S.	65.6	59.7	58.5
Revenue on sales of RITUXAN in the rest of world	255.7	335.0	250.8

Total unconsolidated joint business revenues	$1,094.9	$1,128.2	$926.1

Under the collaboration agreement, our current pretax co-promotion profit-sharing formula, which resets annually, provides for a 30% share of co-promotion profits on the first $50.0 million of co-promotion operating profit with our share increasing to 40% if co-promotion operating profits exceed $50.0 million. In 2009, 2008, and 2007, the 40% threshold was met during the first quarter.

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

	First New Anti-CD20 Product	Biogen Idec’s Share
Co-promotion Operating Profits	U.S. Gross Product Sales	of Co-promotion Profits

First $50 million(1)	Not Applicable	30%
Greater than $50 million	Until such sales exceed $150 million in any calendar year(2)	38%
	Or
	After such sales exceed $150 million in any calendar year until such sales exceed $350 million in any calendar year(3)	35%
	Or
	After such sales exceed $350 million in any calendar year(4)	30%

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Not applicable in the calendar year the first New Anti-CD20 Product is approved if $50 million in co-promotion operating profits has already been achieved in such calendar year through sales of RITUXAN.

(2)	If we are recording our share of RITUXAN co-promotion profits at 40%, upon the approval date of the first New Anti-CD20 Product, our share of co-promotion profits for RITUXAN and the New Anti-CD20 Product will be immediately reduced to 38% following the approval date of the first New Anti-CD20 Product until the $150 million in first New Anti-CD20 Product sales level is achieved.

(3)	If $150 million in first New Anti-CD20 Product sales is achieved in the same calendar year the first New Anti-CD20 Product receives approval, then the 35% co-promotion profit-sharing rate will not be effective until January 1 of the following calendar year. Once the $150 million in first New Anti-CD20 Product sales level is achieved then our share of co-promotion profits for the balance of the year and all subsequent years (after the first $50 million in co-promotion operating profits in such years) will be 35% until the $350 million in first New Anti-CD20 Product sales level is achieved.

(4)	If $350 million in first New Anti-CD20 Product sales is achieved in the same calendar year that $150 million in new product sales is achieved, then the 30% co-promotion profit-sharing rate will not be effective until January 1 of the following calendar year (or January 1 of the second following calendar year if the first New Anti-CD20 Product receives approval and, in the same calendar year, the $150 million and $350 million in first New Anti-CD20 Product sales levels are achieved). Once the $350 million in first New Anti-CD20 Product sales level is achieved then our share of co-promotion profits for the balance of the year and all subsequent years will be 30%.

We will participate in Third Party Anti-CD20 Products on similar financial terms as for ocrelizumab.

Currently, we record our share of the expenses incurred by the collaboration for the development of New Anti-CD20 Products and Third Party Anti-CD20 Products in research and development expense in our consolidated statements of income. We incurred $62.5 million, $43.6 million, and $26.1 million in development expense related to New Anti-CD20 Products and Third Party Anti-CD20 Products for the years ended December 31, 2009, 2008, and 2007, respectively. Reimbursement to Genentech for our share of these costs occurs through the net amount of co-promotion profits in the U.S. remitted to us. After a New Anti-CD20 Product or Third Party Anti-CD20 Product is approved, we will record our share of the development expenses related to that product as a reduction of our share of pretax co-promotion profits in revenues from unconsolidated joint business.

Elan

We collaborate with Elan on the development, manufacture and commercialization of TYSABRI. Under the terms of our collaboration agreement, we manufacture TYSABRI and collaborate with Elan on the product’s marketing, commercial distribution and ongoing development activities. The agreement is designed to effect an equal sharing of profits and losses generated by the activities of our collaboration. Under the agreement, however, once sales of TYSABRI exceeded specific thresholds, Elan was required to make milestone payments to us in order to continue sharing equally in the collaboration’s results. As of December 31, 2009, Elan has made milestone payments to us of $75.0 million in the third quarter of 2008 and $50.0 million in the first quarter of 2009. We have recorded these amounts as deferred revenue upon receipt and are recognizing the entire $125.0 million as product revenue in our consolidated statements of income over the term of the collaboration agreement based on a units of revenue method whereby the revenue recognized is based on the ratio of units shipped in the current period over the total units expected to be shipped over the remaining term of the collaboration. No additional milestone payments are required under the agreement to maintain the current profit sharing split. Our collaboration agreement provides Elan or us with the option to buy the rights to TYSABRI in the event that the other company undergoes a change of control (as defined in the collaboration agreement).

In the U.S., we sell TYSABRI to Elan who sells the product to third party distributors. Our sales price to Elan in the U.S. is set prior to the beginning of each quarterly period to effect an approximate equal sharing of the gross margin between Elan and us. We recognize revenue for sales in the U.S. of TYSABRI upon Elan’s shipment of the

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product to the third party distributors, at which time all revenue recognition criteria have been met. As of December 31, 2009 and 2008, we had deferred revenue of $23.6 million and $6.2 million, respectively, for shipments to Elan that remained in Elan’s ending inventory pending shipment of the product to the third party distributors. We incur manufacturing and distribution costs, research and development expenses, commercial expenses, and general and administrative expenses. We record these expenses to their respective line items within our consolidated statements of income when they are incurred. Research and development and sales and marketing expenses are shared equally with Elan and the reimbursement of these expenses is recorded as reductions of the respective expense categories. During the years ended December 31, 2009, 2008 and 2007, we recorded $25.3 million, $23.6 million, and $21.5 million, respectively, as reductions of research and development expense for reimbursements from Elan. In addition, for the years ended December 31, 2009, 2008 and 2007, we recorded $62.5 million, $33.7 million, and $37.9 million, respectively, as reductions of selling, general and administrative expense for reimbursements from Elan.

In the rest of world, we are responsible for distributing TYSABRI to customers and are primarily responsible for all operating activities. Generally, we recognize revenue for sales of TYSABRI in the rest of world at the time of product delivery to our customers. Payments are made to Elan for their share of the rest of world net operating profits to effect an equal sharing of collaboration operating profit. These payments also include the reimbursement for our portion of third-party royalties that Elan pays on behalf of the collaboration relating to rest of world sales. These amounts are reflected in the collaboration profit sharing line in our consolidated statements of income. For the years ended December 31, 2009, 2008 and 2007, $215.9 million, $136.0 million, and $14.1 million, respectively, was reflected in the collaboration profit sharing line for our collaboration with Elan. As rest of world sales of TYSABRI increase, our collaboration profit sharing expense is expected to increase.

Acorda

On June 30, 2009, we entered into a collaboration and license agreement with Acorda Therapeutics, Inc. (Acorda) to develop and commercialize products containing fampridine in markets outside the U.S. The transaction represents a sublicensing of an existing license agreement between Acorda and Elan. The parties have also entered into a related supply agreement. The $110.0 million upfront payment made on July 1, 2009 to Acorda was recorded as research and development expense during the second quarter 2009 as the product candidate had not received regulatory approval. Fampridine was approved in the U.S. on January 22, 2010 under the trade name AMPYRA (dalfampridine). AMPYRA is indicated to improve walking in patients with MS. This was demonstrated by an increase in walking speed. Acorda is developing and marketing AMPYRA in the U.S.

Under the terms of the agreement, we will commercialize fampridine and any aminopyridine products developed in our territory and will also have responsibility for regulatory activities and future clinical development of fampridine in those markets. We may incur additional milestone payments of up to $400.0 million based upon the successful achievement of regulatory and commercial sales milestones. We will also make tiered royalty payments to Acorda on sales outside of the U.S. The consideration that we pay for products will reflect all amounts due from Acorda to Elan for sales in markets outside the U.S., including royalties owed. We can also carry out future joint development activities under a cost-sharing arrangement.

Elan will continue to manufacture commercial supply of fampridine based upon its existing supply agreement with Acorda. Under the existing agreements with Elan, Acorda will pay Elan 7% of the upfront and milestone payments that Acorda receives from us.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity related to this collaboration is as follows:

	For the Years Ended
	December 31,
(In millions)	2009	2008	2007

Upfront and milestones payments made to Acorda	$110.0	$—	$—
Total expense incurred by Biogen Idec Inc. excluding upfront and milestone payments	$4.7	$—	$—
Total expense reflected within our consolidated statements of income	$114.7	$—	$—

A summary of activity related to this collaboration since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

As of
December 31,
(In millions)	2009

Total upfront and milestone payments made to Acorda	$110.0
Total development expense incurred by Biogen Idec Inc., excluding upfront and milestone payments	$4.7
Estimate of additional amounts to be incurred by us in development of fampridine	$45.0

Neurimmune

We have a collaboration agreement with Neurimmune SubOne AG (Neurimmune), a subsidiary of Neurimmune Therapeutics AG, for the development and commercialization of antibodies for the treatment of Alzheimer’s disease. Neurimmune will conduct research to identify potential therapeutic antibodies and we will be responsible for the development, manufacturing and commercialization of all products. We may pay Neurimmune up to $360.0 million in remaining milestone payments, as well as royalties on sales of any resulting commercial products. Milestone payments are reflected within our consolidated statements of income when achieved. The royalty term for sales in each country will be no less than 12 years from the first commercial sale of product using such compound in such country.

We have determined that we are the primary beneficiary of Neurimmune in accordance with the guidance provided by the Consolidation Topic of the Codification because we control the activities of the collaboration and are required to fund 100% of the research and development costs incurred in support of the collaboration agreement. As such, we consolidate the results of Neurimmune and recorded an IPR&D charge of $34.3 million in 2007 upon signing of the collaboration agreement. The amount allocated to IPR&D relates to the development of the Beta-Amyloid antibody compound which, as of the effective date of the agreement, had not reached technological feasibility and had no alternative future use. We allocated the IPR&D charge to noncontrolling interest, as the IPR&D charge represents the fair value of the underlying technology retained by the parent.

The assets and liabilities of Neurimmune are not significant as it is a research and development organization. Amounts that we reimburse Neurimmune for research and development expenses incurred in support of the collaboration are reflected in research and development expense in our statements of income.

A summary of activity related to this collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2009	2008	2007

Upfront and milestone payments made to Neurimumune	$7.5	$10.5	$2.0
Total expense incurred by Biogen Idec Inc. excluding upfront and milestone payments	$9.0	$5.9	$0.6
Total expense reflected within our consolidated statements of income	$16.5	$16.4	$2.6

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity related to this collaboration since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

As of
December 31,
(In millions)	2009

Total upfront and milestone payments made to Neurimumune	$20.0
Total development expense incurred by Biogen Idec Inc. excluding upfront and milestone payments	$15.5
Estimate of additional amounts to be incurred by us in development of the lead compound	$530.0

Cardiokine

We collaborate with Cardiokine Biopharma LLC (Cardiokine), a subsidiary of Cardiokine Inc., on the joint development of lixivaptan, an oral compound for the potential treatment of hyponatremia in patients with congestive heart failure. The royalty term under our collaboration agreement for sales in each country will be no less than 10 years from the first commercial sale of a lixivaptan product in such country. If successful, we will be responsible for certain development activities, manufacturing and global commercialization of lixivaptan, and Cardiokine has an option for limited co-promotion in the U.S.  Based upon our current development plans, we may pay up to $125.0 million in remaining development milestone payments as well as royalties on commercial sales under the terms of our collaboration agreement.

We have determined that we are the primary beneficiary of Cardiokine in accordance with the guidance provided by the Consolidation Topic of the Codification because we control the activities of the collaboration and are required to fund 90% of the development costs under the collaboration agreement. As such, we consolidate the results of Cardiokine and recorded an IPR&D charge of $30.0 million in 2007 upon signing the collaboration agreement. The amount allocated to IPR&D relates to the development of the lixivaptan compound which, as of the effective date of the agreement, had not reached technological feasibility and had no alternative future use. We allocated the IPR&D charge to noncontrolling interest, as the IPR&D charge represents the fair value of the underlying technology retained by the parent. The assets and liabilities of Cardiokine are not significant as it is a research and development organization.

A summary of activity related to this collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2009	2008	2007

Upfront and milestone payments made to Cardiokine	$20.0	$—	$50.0
Total expense incurred by collaboration	$66.5	$50.5	$17.2
Biogen Idec Inc.’s share of expense reflected within our consolidated statements of income	$79.8	$45.5	$65.5
Collaboration expense allocated to noncontrolling interests, net of tax	$6.7	$5.0	$1.7

A summary of activity related to this collaboration since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

As of
December 31,
(In millions)	2009

Total upfront and milestone payments made to Cardiokine	$70.0
Total development expense incurred by Biogen Idec Inc. excluding upfront and milestone payments	$122.8
Estimate of additional amounts to be incurred by us in development of lixivaptan (all indications)	$430.0

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Biovitrum

We have a collaboration agreement with Biovitrum to jointly develop and commercialize long-acting recombinant Factor VIII and Factor IX for the treatment of hemophilia. Under the agreement, development costs are shared equally. We have commercial rights to North America and Biovitrum has commercial rights to Europe. Each party shares in the other’s net sales based on a royalty percentage of up to 33.3%. All other territories are to be managed by a third party with us and Biovitrum sharing equally in all royalties, license fees and other revenues arising from arrangements with third party licenses and distributors.

Amounts incurred by us in the development of long-acting recombinant Factor VIII and Factor IX are reflected as research and development expense in our consolidated statements of income, reduced by amounts due from Biovitrum. A summary of collective activity related to these programs is as follows:

	For the Years Ended
	December 31,
(In millions)	2009	2008	2007

Total expense incurred by collaboration	$44.9	$37.7	$26.7
Total expense reflected within our consolidated statements of income	$22.5	$18.8	$13.3

A summary of activity related to this collaboration since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

As of
December 31,
(In millions)	2009

Total upfront and milestone payments received from Biovitrum	$5.0
Total development expense incurred by Biogen Idec Inc., excluding upfront and milestone payments	$54.6
Estimate of additional amounts to be incurred by us in development of Factors XIII and IX	$135.0

Under the agreement, Biovitrum may pay us an additional $18.0 million in milestone payments.

MondoBiotech

In December 2009, pursuant to our agreement with mondoBIOTECH AG and certain of its subsidiaries (Mondobiotech), we notified Mondobiotech that we would terminate our interest in continuing to fund, develop and commercialize Aviptadil, the collaboration’s only product, and have retained the right to receive a percentage of future milestones and royalties received by Mondobiotech from third parties related to the Aviptadil program. In accordance with the terms of the agreement, we made a final payment of $1.25 million in December 2009, bringing total 2009 payments to Mondobiotech to $13.3 million.

We had previously determined that we were the primary beneficiary of Mondobiotech because we were required to fund 100% of the development costs under the terms agreed. As such, we consolidated the results of Mondobiotech. Upon terminating our development interest, we ceased to consolidate the results of Mondobiotech because we no longer were responsible for funding development costs. Therefore, our consolidated financial statements as of December 31, 2009 no longer include the assets and liabilities of Mondobiotech. The assets and liabilities of Mondobiotech previously consolidated within our financial statements were not significant as Mondobiotech is a research and development organization. Expenses incurred by the collaboration were previously reflected in research and development expense in our consolidated statements of income.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity related to this collaboration is as follows:

	For the Years Ended
	December 31,
(In millions)	2009	2008	2007

Total expense incurred by collaboration	$12.1	$14.4	$13.7
Total expense reflected within our consolidated statements of income	$12.1	$14.4	$13.7

A summary of activity related to this collaboration since inception is as follows:

As of
December 31,
(In millions)	2009

Total upfront and milestone payments made to Mondobiotech	$7.5
Total development expense incurred by Biogen Idec Inc., excluding upfront and milestone payments	$42.0

UCB

In June 2009, UCB, S.A., (UCB) and we announced the discontinuation of the Phase 2 clinical trial for this collaboration’s only product candidate due to the absence of clinically relevant efficacy. Since the inception of our collaboration agreement with UCB, we have incurred a total of $101.0 million in research and development expenses for the development and commercialization of an oral alpha4 integrin antagonist for the treatment of relapsing remitting MS.

A summary of activity related to this collaboration is as follows:

	For the Years Ended
	December 31,
(In millions)	2009	2008	2007

Total expense incurred by collaboration	$31.8	$33.6	$34.2
Biogen Idec Inc., share of expense reflected within our consolidated statements of income	$21.0	$21.9	$24.2

A summary of activity related to this collaboration since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

As of
December 31,
(In millions)	2009

Total upfront and milestone payments made to UCB	$30.0
Total development expense incurred by Biogen Idec Inc., excluding upfront and milestone payments	$71.0
Estimate of additional amounts to be incurred by us in development of the compound in this indication	$2.0

Facet Biotech

We have a collaboration agreement with Facet Biotech Corporation (Facet) aimed at advancing the development and commercialization of daclizumab in MS and volociximab in solid tumors. Daclizumab is a humanized monoclonal antibody that binds to the IL-2 receptor on activated T cells. Volociximab is an anti-angiogenic chimeric antibody directed against alpha5 beta1 integrin. Under the agreement, development and commercialization costs and profits are shared equally. We may incur up to an additional $210.0 million of payments upon achievement of development and commercial milestones.

In January 2010, we agreed with our collaborator, Facet, to assume the manufacture of declizumab and began the process of transferring from Facet the manufacturing technology necessary for us to manufacture declizumab.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity related to this collaboration is as follows:

	For the Years Ended
	December 31,
(In millions)	2009	2008	2007

Total expense incurred by collaboration	$40.8	$65.7	$41.3
Biogen Idec Inc. share of expense reflected within our consolidated statements of income	$20.4	$32.8	$20.7

A summary of activity related to this collaboration since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

As of
December 31,
(In millions)	2009

Total upfront and milestone payments made to Facet	$50.0
Total development expense incurred by Biogen Idec Inc., excluding upfront and milestone payments	$122.5
Estimate of additional amounts to be incurred by us in development of current indications of daclizumab and volociximab	$475.0

Vernalis

We have a collaboration agreement with Vernalis plc (Vernalis) aimed at advancing the development and commercialization of an adenosine A2a receptor antagonist for treatment of Parkinson’s disease. Under the agreement, we received exclusive worldwide rights to develop and commercialize the compound. We are responsible for funding all development costs and may incur up to an additional $85.0 million of milestone payments upon achievement of certain objectives, as well as royalties on commercial sales.

A summary of activity related to this collaboration is as follows:

	For the Years Ended
	December 31,
(In millions)	2009	2008	2007

Total expense incurred by collaboration and reflected within our consolidated statements of income	$14.8	$16.9	$9.6

A summary of activity related to this collaboration since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

As of
December 31,
(In millions)	2009

Total upfront and milestone payments made to Vernalis	$13.0
Total development expense incurred by Biogen Idec Inc. excluding upfront and milestone payments	$69.7
Estimate of additional amounts to be incurred by Biogen Idec Inc. in development of the compound in this indication	$225.0

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, we held a total of approximately 7.6 million shares of Vernalis. During 2009, due to a reverse stock split, we received one new share for every twenty shares previously owned. As a result, as of December 31, 2009, we held a total of approximately 0.4 million shares of Vernalis. As of December 31, 2009 and 2008, our investment in Vernalis had a fair value of approximately $0.5 million and $0.3 million, respectively.

Our investment in Vernalis, which is included within investments and other assets, is subject to periodic review of impairment. In 2008 and 2007, we recorded an impairment charge of $0.5 million and $6.3 million, respectively, representing an other-than-temporary impairment in the stock we own. No impairment was recognized related to this investment during 2009.

18.	Commitments and Contingencies

Leases

We rent laboratory and office space and certain equipment under noncancellable operating leases. These lease agreements contain various clauses for renewal at our option and, in certain cases, escalation clauses typically linked to rates of inflation. Rental expense under these leases, which terminate at various dates through 2025, amounted to $36.4 million in 2009, $36.0 million in 2008, and $33.1 million in 2007.

As of December 31, 2009, minimum rental commitments under noncancellable leases for each of the next five years and total thereafter were as follows:

(In millions)	2010	2011	2012	2013	2014	Thereafter	Total

Minimum lease payments(1)	$33.0	$33.1	$29.9	$29.8	$28.7	$227.3	$381.8
Income from subleases	(0.7)	—	—	—	—	—	(0.7)

Net minimum lease payments	$32.3	$33.1	$29.9	$29.8	$28.7	$227.3	$381.1

(1)	Includes fifteen-year lease on a 356,000 square foot office building in Weston, Massachusetts, which will serve as the future location of our general and administrative offices with a planned occupancy around mid-year 2010. The initial lease term is from 2010 through 2025 under which the total minimum lease payments are $258.6 million.

Other Funding Commitments

As of December 31, 2009, we have funding commitments of up to approximately $24.8 million in biotechnology oriented venture capital funds.

As of December 31, 2009, we have accrued expenses totaling approximately $31.7 million on our consolidated balance sheet related to clinical research organizations for expenditures incurred in relation to ongoing clinical trials.

Contingent Milestone Payments

Based on our development plans as of December 31, 2009, we have committed to make potential future milestone payments to third parties of up to approximately $1,500.0 million as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2009, such contingencies have not been recorded in our financial statements.

19.	Litigation

Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA, Inc., one of our wholly-owned subsidiaries) or, in some cases, Biogen Idec Inc., was named as a defendant in lawsuits filed by the City of New York and numerous Counties of the State of New York. All of the cases — except for

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cases filed by the County of Erie, County of Oswego and County of Schenectady (Three County Actions) — are the subject of a Consolidated Complaint, first filed on September 15, 2005 in the U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456 (MDL proceedings). The complaints allege that the defendants (i) fraudulently reported (or caused others to report incorrectly) the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement (Covered Drugs); (ii) marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; (iii) provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and (iv) overcharged Medicaid for illegally inflated Covered Drugs reimbursements. Among other things, the complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, the amended Consolidated Complaint alleges that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements, and excluded from their reporting certain discounts and other rebates that would have reduced the “best price.” With respect to the MDL proceedings, some of the plaintiffs’ claims were dismissed, and the parties, including Biogen Idec, began a mediation of the outstanding claims on July 1, 2008. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” in any of these cases, and do not express an opinion at this time as to their likely outcome or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to each of these complaints and are vigorously defending against them.

In 2006, the Massachusetts Department of Revenue (DOR) issued a notice of assessment against Biogen Idec MA, Inc. for $38.9 million of corporate excise tax with respect to the 2002 tax year, which includes associated interest and penalties. On December 6, 2006, we filed an abatement application with the DOR, seeking abatements for 2001, 2002 and 2003 tax years. The abatement application was denied on July 24, 2007. On July 25, 2007, we filed a petition with the Massachusetts Appellate Tax Board, seeking, among other items, abatements of corporate excise tax for 2001, 2002 and 2003 tax years and adjustments in certain credits and credit carry forwards for 2001, 2002 and 2003 tax years. Issues before the Board include the computation of Biogen Idec MA’s sales factor for 2001, 2002 and 2003 tax years, computation of Biogen Idec MA’s research credits for those same years, and the availability of deductions for certain expenses and partnership flow-through items. We anticipate that the trial will take place in 2010. We intend to contest this matter vigorously.

On October 4, 2004, Genentech, Inc. received a subpoena from the U.S. Department of Justice requesting documents related to the promotion of RITUXAN. We market RITUXAN in the United States in collaboration with Genentech. We cooperated in the government’s investigation. It is our understanding that the government has not taken any action against Genentech as a result of the investigation. We therefore do not expect to report further on this matter.

On October 27, 2008, Sanofi-Aventis Deutschland GmbH (Sanofi) filed suit against Genentech and Biogen Idec in federal court in Texas (E.D. Tex.) (Texas Action) claiming that RITUXAN and certain other Genentech products infringe U.S. Patents 5,849,522 (‘522 patent) and 6,218,140 (‘140 patent). Sanofi seeks preliminary and permanent injunctions, compensatory and exemplary damages, and other relief. On October 27, 2008, Genentech and Biogen Idec filed a complaint against Sanofi, Sanofi-Aventis U.S. LLC, and Sanofi-Aventis U.S., Inc. in federal court in California (N.D. Cal.) (California Action) seeking a declaratory judgment that RITUXAN and other Genentech products do not infringe the ‘522 patent or the ‘140 patent, and a declaratory judgment that those patents are invalid. (Sanofi-Aventis U.S. LLC and Sanofi-Aventis U.S., Inc. were later dismissed voluntarily.) On May 22, 2009, the United States Court of Appeals for the Federal Circuit granted Genentech’s and our petition for a writ of mandamus transferring the Texas Action to the federal court in California, and denied Sanofi’s petition for rehearing on August 10, 2009. The Texas Action has been consolidated with the California Action and we refer to the two actions together as the Consolidated Actions. We have not formed an opinion that an unfavorable outcome in the Consolidated Actions is either “probable” or “remote,” and do not express an opinion at this time as to the likely outcome of the matters or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses and intend vigorously to defend against the allegations against us.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 24, 2008, Hoechst GmbH filed with the ICC International Court of Arbitration (Paris) a request for arbitration against Genentech, relating to a terminated license agreement between Hoechst’s predecessor and Genentech that pertained to the above-referenced patents and related patents outside the U.S. The license was entered as of January 1, 1991 and was terminated by Genentech on October 27, 2008. We understand that Hoechst seeks payment of royalties on sales of Genentech products, including RITUXAN, damages for breach of contract, and other relief. Although we are not a party to the arbitration, any damages awarded to Hoescht based on sales of RITUXAN may be a cost allocable to our collaboration with Genentech. Under the collaboration agreement, we may be responsible for a portion of any such damages. We have not formed an opinion that an unfavorable outcome in the arbitration is either “probable” or “remote,” and do not express an opinion at this time as to the likely outcome of the matter or as to the magnitude or range of any potential loss.

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

Revenue by product is summarized as follows:

	For the Years Ended December 31,
	2009			2008			2007
	United	Rest of		United	Rest of		United	Rest of
(In millions)	States	World	Total	States	World	Total	States	World	Total

AVONEX	$1,406.2	$916.7	$2,322.9	$1,276.5	$926.1	$2,202.6	$1,085.0	$782.8	$1,867.8
TYSABRI	231.8	544.2	776.0	196.4	392.2	588.6	104.4	125.5	229.9
Other	—	54.0	54.0	—	48.5	48.5	14.2	24.9	39.1

Total product revenues	$1,638.0	$1,514.9	$3,152.9	$1,472.9	$1,366.8	$2,839.7	$1,203.6	$933.2	$2,136.8

Our geographic information is summarized as follows (in millions):

December 31, 2009	U.S.	Europe	Germany	Asia	Other	Total

Product revenues from external customers	$1,638.0	$913.7	$374.8	$47.9	$178.5	$3,152.9
Revenues from unconsolidated joint business	$839.2	$190.2	$—	$24.1	$41.4	$1,094.9
Other revenues from external customers	$102.8	$26.2	$0.5	$—	$—	$129.5
Long-lived assets	$1,092.7	$705.6	$1.4	$3.6	$2.1	$1,805.4

December 31, 2008	U.S.	Europe	Germany	Asia	Other	Total

Product revenues from external customers	$1,472.9	$822.6	$354.5	$36.5	$153.2	$2,839.7
Revenues from unconsolidated joint business	$793.2	$272.3	$—	$21.7	$41.0	$1,128.2
Other revenues from external customers	$96.5	$32.8	$0.3	$—	$—	$129.6
Long-lived assets	$1,111.2	$658.8	$2.5	$4.2	$1.2	$1,777.9

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007	U.S.	Europe	Germany	Asia	Other	Total

Product revenues from external customers	$1,203.6	$565.9	$231.1	$4.2	$132.0	$2,136.8
Revenues from unconsolidated joint business	$675.3	$200.2	$—	$18.1	$32.5	$926.1
Other revenues from external customers	$78.1	$27.0	$0.4	$3.2	$—	$108.7
Long-lived assets	$1,145.7	$494.9	$2.6	$3.5	$2.0	$1,648.7

Revenues from Unconsolidated Joint Business

Approximately 25%, 28%, and 29% of our total revenues in 2009, 2008, and 2007, respectively, are derived from our joint business arrangement with Genentech (see Note 17, Collaborations to our Consolidated Financial Statements).

Significant Customers

We recorded revenue from two wholesale distributors accounting for 17.7% and 12.3% of gross product revenues in 2009, 16.2% and 13.1% of gross product revenues in 2008 and 19.4% and 15.2% of gross product revenues in 2007.

Other

Included in long-lived assets in Europe as of December 31, 2009, 2008 and 2007 is approximately $665.8 million, $611.5 million and $480.5 million, respectively, related to our operations in Denmark.

21.	Guarantees

As of December 31, 2009 and 2008, we did not have significant liabilities recorded for guarantees.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2009 and 2008, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth	Total
(In millions, except per share amounts)	Quarter(b)	Quarter(c)	Quarter	Quarter(d)(e)	Year

2009
Product revenues	$733.4	$791.0	$801.7	$826.8	$3,152.9
Unconsolidated joint business revenues	$278.8	$275.6	$283.9	$256.6	$1,094.9
Other revenues	$24.3	$26.7	$34.9	$43.6	$129.5
Total revenues	$1,036.5	$1,093.3	$1,120.5	$1,127.0	$4,377.3
Total costs and expenses and income tax expense	$796.8	$963.1	$850.3	$827.3	$3,437.5
Other income (expense), net	$6.8	$14.7	$9.4	$6.4	$37.3
Net income attributable to Biogen Idec Inc.	$244.0	$142.8	$277.7	$305.6	$970.1
Basic earnings per share attributable to Biogen Idec Inc.	$0.85	$0.49	$0.96	$1.07	$3.37
Diluted earnings per share attributable to Biogen Idec Inc.	$0.84	$0.49	$0.95	$1.06	$3.35

	First	Second	Third	Fourth	Total
(In millions, except per share amounts)	Quarter(a)	Quarter	Quarter	Quarter	Year

2008
Product revenues	$665.1	$684.5	$758.3	$731.8	$2,839.7
Unconsolidated joint business revenues	$247.2	$278.8	$299.0	$303.2	$1,128.2
Other revenues	$29.9	$30.1	$35.7	$33.9	$129.6
Total revenues	$942.2	$993.4	$1,093.0	$1,068.9	$4,097.5
Total costs and expenses and income tax expense	$779.5	$781.4	$861.5	$827.3	$3,249.7
Other income (expense), net	$3.1	$(4.0)	$(23.7)	$(33.1)	$(57.7)
Net income attributable to Biogen Idec Inc.	$163.1	$206.6	$206.8	$206.7	$783.2
Basic earnings per share attributable to Biogen Idec Inc.	$0.55	$0.71	$0.71	$0.71	$2.67
Diluted earnings per share attributable to Biogen Idec Inc.	$0.54	$0.70	$0.70	$0.70	$2.65

(a)	Total costs and expenses and income tax expense for the first quarter of 2008 includes $25.0 million of in-process research and development expense related to a milestone payment made to the former shareholders of Conforma Therapeutics Inc. pursuant to the terms of our acquisition of Conforma Therapeutics Inc. in 2006.

(b)	Changes in tax law in certain state jurisdictions in which we operate during the first quarter of 2009 resulted in a $30.2 million reduction to our first quarter 2009 income tax expense.

(c)	Total costs and expenses and income tax expense for the second quarter of 2009 includes the $110.0 million upfront payment made to Acorda Therapeutics, Inc. pursuant to our June 30, 2009 collaboration and license agreement to develop and commercialize products containing fampridine in markets outside the U.S.

(d)	During the fourth quarter of 2009, we repurchased 8.8 million shares of our common stock at a cost of approximately $422.4 million under our $1.0 billion share repurchase program authorized in October 2009. In addition, we also purchased an additional 6.0 million shares of our common stock at a cost of approximately $271.1 million during the fourth quarter of 2009 under our 2006 share repurchase program.

(e)	Resolution of federal, state and foreign tax audits, including the effective settlement of several uncertain tax positions during the fourth quarter of 2009 resulted in a $34.0 million reduction to our fourth quarter 2009 income tax expense.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU No. 2009-13). ASU No. 2009-13, which amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. This was difficult to determine when the product was not individually sold because of its unique features. If the fair value of all of the elements in the arrangement was not determinable, then revenue was deferred until all of the items were delivered or fair value was determined. This new approach is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, which for Biogen Idec means no later than January 1, 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011, will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. While we do not expect the adoption of this standard to have a material impact on our financial position and results of operations, this standard may impact us in the event we complete future transactions or modify existing collaborative relationships.

In June 2009, the FASB issued the following two new accounting standards, which were integrated into the Codification in December 2009:

•	ASU No. 2009-16, Accounting for Transfers of Financial Assets (ASU No. 2009-16); and

•	ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU No. 2009-17).

ASU No. 2009-16 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, this standard amends previously issued accounting guidance, modifies the financial-components approach and removes the concept of a qualifying special purpose entity when accounting for transfers and servicing of financial assets and extinguishments of liabilities, and removes the exception from applying the general accounting principles for the consolidation of variable interest entities that are qualifying special-purpose entities. This new accounting standard is effective for transfers of financial assets occurring on or after January 1, 2010. The adoption of this standard will not have an impact on our financial position or results of operations.

ASU No. 2009-17 amends previously issued accounting guidance for the consolidation of variable interest entities to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This amended consolidation guidance for variable interest entities also replaces the existing quantitative approach for identifying which enterprise should consolidate a variable interest entity, which was based on which enterprise is exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

receive benefits from the entity that could potentially be significant to the variable interest entity. This new standard may affect how we account for the consolidation of common structures, such as joint ventures, equity method investments, collaboration and other agreements and purchase arrangements. Under this revised guidance, more entities may meet the definition of a variable interest entity, and the determination about whether an enterprise should consolidate a variable interest entity is required to be evaluated continuously. This standard is effective for us for interim and annual periods beginning after January 1, 2010. We have completed our evaluation of the impact of adopting this standard and determined that the adoption will not have an impact on our financial position or results of operations. However, changes to existing relationships or future transactions may result in us consolidating or deconsolidating our partner(s) to collaborations and other arrangements. Refer to Note 17, Collaborations to our Consolidated Financial Statements for information about our relationships with significant variable interest entities.

Recently Adopted Accounting Standards

In September 2009, the FASB issued ASU No. 2009-12, Fair Value Measurements and Disclosure (ASU No. 2009-12). This standard provides additional guidance on using the net asset value per share, provided by an investee, when estimating the fair value of an alternate investment that does not have a readily determinable fair value and enhances the disclosures concerning these investments. Examples of alternate investments, within the scope of this standard, include investments in hedge funds and private equity, real estate, and venture capital partnerships. This standard is effective for interim and annual periods ending after December 15, 2009. As of December 31, 2009, our only investments falling within the scope of this guidance are our venture capital investments. For these investments we use the net asset value to assess fair value. Refer to Note 6, Fair Value Measurements to our Consolidated Financial Statements for additional disclosure related to our venture capital investments. The adoption of this standard did not have an impact on our financial position or results of operations; however, this standard may impact us in future periods.

In April 2009, the FASB issued a new accounting standard providing guidance for the accounting of assets acquired and liabilities assumed in a business combination that arise from contingencies. This guidance amends and clarifies previous accounting standards to address application issues regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Due to the fact that this guidance is applicable to acquisitions completed after January 1, 2009 and we did not have any business combinations during 2009, the adoption of this standard did not impact our financial position or results of operations.

Effective January 1, 2009, we adopted a newly issued accounting standard for business combinations. This standard requires an acquiring company to measure all assets acquired and liabilities assumed, including contingent considerations and all contractual contingencies, at fair value as of the acquisition date. In addition, an acquiring company is required to capitalize IPR&D and either amortize it over the life of the product, or write it off if the project is abandoned or impaired. Due to the fact that this guidance is applicable to acquisitions completed after January 1, 2009 and we did not have any business combinations during 2009, the adoption of this standard did not impact our financial position or results of operations. The standard also amended accounting for uncertainty in income taxes. Previously, accounting standards generally required post-acquisition adjustments related to business combination deferred tax asset valuation allowances and liabilities for uncertain tax positions to be recorded as an increase or decrease to goodwill. This new standard does not permit this accounting and, generally, requires any such changes to be recorded in current period income tax expense. Thus, all changes to valuation allowances and liabilities for uncertain tax positions established in acquisition accounting, whether the business combination was accounted for under this guidance, will be recognized in current period income tax expense.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Biogen Idec Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Biogen Idec Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 9, 2010

EXHIBIT INDEX

Exhibit No.	Descriptionˆ

3.1	Amended and Restated Certificate of Incorporation. Filed as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2003.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated May 21, 2001. Filed as Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2003.
3.3	Certificate Increasing the Number of Authorized Shares of Series X Junior Participating Preferred Stock dated July 26, 2001. Filed as Exhibit 3.3 to our Annual Report on Form 10-K for the year ended December 31, 2003.
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated November 12, 2003. Filed as Exhibit 3.4 to our Annual Report on Form 10-K for the year ended December 31, 2003.
3.5	Second Amended and Restated Bylaws, as amended. Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
4.1	Reference is made to Exhibits 3.1 through 3.4 for a description of the rights, preferences and privileges of our Series A Preferred Stock and Series X Junior Participating Preferred Stock
4.2	Amended and Restated Rights Agreement between Biogen Idec and Mellon Investor Services LLC dated as of July 26, 2001. Filed as Exhibit 4.1 to an amendment to our Registration Statement on Form 8-A filed on July 27, 2001.
4.3	Amendment No. 1 to Amended and Restated Rights Agreement between Biogen Idec and Mellon Investor Services LLC dated as of June 20, 2003. Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on June 23, 2003.
4.4	Amendment No. 2 to Amended and Restated Rights Agreement between Biogen Idec and Mellon Investor Services LLC dated as of January 22, 2009. Filed as Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.
4.5	Indenture between Biogen Idec and The Bank of New York Trust Company, N.A. dated as of February 26, 2008. Filed as Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-149379).
4.6	First Supplemental Indenture between Biogen Idec and The Bank of New York Trust Company, N.A. dated as of March 4, 2008. Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2008.
10.1	Credit Agreement among Biogen Idec, Bank of America, N.A. as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs Credit Partners L.P. as co-syndication agents, and the other lenders party thereto dated June 29, 2007. Filed as Exhibit 99.2 to our Current Report on Form 8-K filed on July 2, 2007.
10.2	Amendment No. 1 to Credit Agreement among Biogen Idec, Bank of America, N.A. as administrative agent, and the other lenders party thereto dated as of March 5, 2009. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
10.3†	Expression Technology Agreement between Biogen Idec and Genentech. Inc. dated March 16, 1995. Filed as an exhibit to Biogen Idec’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
10.4	Letter Agreement between Biogen Idec and Genentech, Inc. dated May 21, 1996. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 6, 1996.
10.5†	Amended and Restated Collaboration Agreement between Biogen Idec and Genentech, Inc. dated June 19, 2003. Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on July 31, 2003.
10.6†	Purchase and Sale Agreement and Joint Escrow Instructions between Biogen Idec and Genentech, Inc. dated as of June 16, 2005. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.
10.7†	ANTEGREN (now TYSABRI) Development and Marketing Collaboration Agreement between Biogen Idec and Elan Pharma International Limited dated August 15, 2000. Filed as Exhibit 10.48 to Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-12042) and incorporated herein by reference.

Exhibit No.	Descriptionˆ

10.8*	Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on May 8, 2008.
10.9*	Amendment to Biogen Idec Inc. 2008 Omnibus Equity Plan dated October 13, 2008. Filed as Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.10*	Form of restricted stock unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 1, 2008.
10.11*	Form of nonqualified stock option award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 1, 2008.
10.12*	Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 14, 2006.
10.13*	Amendment to the Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan dated October 11, 2006. Filed as Exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2007.
10.14*	Amendment to Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan dated April 18, 2008. Filed as Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.15*	Amendment to Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan dated October 13, 2008. Filed as Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.16*	Biogen Idec Inc. 2005 Omnibus Equity Plan. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 15, 2005.
10.17*	Amendment No. 1 to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated April 4, 2006. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.18*	Amendment No. 2 to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated February 12, 2007. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.19*	Amendment to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated April 18, 2008. Filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.20*	Amendment to Biogen Idec Inc. 2005 Omnibus Equity Plan dated October 13, 2008. Filed as Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.21*	Biogen Idec Inc. 2003 Omnibus Equity Plan. Filed as Exhibit 10.73 to our Current Report on Form 8-K filed on November 12, 2003.
1022*	Amendment to Biogen Idec Inc. 2003 Omnibus Equity Plan. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.23*	Amendment to Biogen Idec Inc. 2003 Omnibus Equity Plan dated April 18, 2008. Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.24*	Amendment to Biogen Idec Inc. 2003 Omnibus Equity Plan dated October 13, 2008. Filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.25*	Biogen Idec Inc. 1995 Employee Stock Purchase Plan as amended and restated effective April 6, 2005. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 15, 2005.
10.26*	IDEC Pharmaceuticals Corporation 1993 Non-Employee Directors Stock Option Plan, as amended and restated through February 19, 2003. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 11, 2003.
10.27*	Amendment to IDEC Pharmaceuticals Corporation 1993 Non-Employee Directors Stock Option Plan dated April 18, 2008. Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.28*	IDEC Pharmaceuticals Corporation 1988 Stock Option Plan, as amended and restated through February 19, 2003. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 11, 2003.
10.29*	Amendment to the IDEC Pharmaceuticals Corporation 1988 Stock Option Plan dated April 16, 2004. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
10.30*	Amendment to IDEC Pharmaceuticals Corporation 1988 Stock Option Plan dated April 18, 2008. Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Exhibit No.	Descriptionˆ

10.31*	Biogen, Inc. 1987 Scientific Board Stock Option Plan (as amended and restated through February 7, 2003). Filed as Exhibit 10.22 to Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-12042) and incorporated herein by reference.
10.32*	Amendment to Biogen, Inc. 1987 Scientific Board Stock Option Plan dated April 18, 2008. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.33*	Biogen, Inc. 1985 Non-Qualified Stock Option Plan, as amended and restated through April 11, 2003. Filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2007.
10.34*	Amendment to Biogen, Inc. 1985 Non-Qualified Stock Option Plan dated April 18, 2008. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.35*	Amendment to Biogen, Inc. 1985 Non-Qualified Stock Option Plan dated October 13, 2008. Filed as Exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.36*	Biogen Idec Inc. 2008 Performance-Based Management Incentive Plan. Filed as Appendix B to Biogen Idec’s Definitive Proxy Statement on Schedule 14A filed on May 8, 2008.
10.37*	Biogen Idec Inc. 2003 Performance-Based Management Incentive Plan. Filed as Exhibit 10.74 to our Current Report on Form 8-K filed on November 12, 2003.
10.38*	Voluntary Executive Supplemental Savings Plan, as amended and restated effective January 1, 2004. Filed as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.39*	Supplemental Savings Plan, as amended and restated effective January 1, 2008. Filed as Exhibit 10.55 to our Annual Report on Form 10-K for the year ended December 31, 2007.
10.40*	Voluntary Board of Directors Savings Plan, as amended and restated effective January 1, 2008. Filed as Exhibit 10.56 to our Annual Report on Form 10-K for the year ended December 31, 2007.
10.41*	Biogen Idec Inc. Executive Severance Policy -- U.S. Executive Vice President, as amended effective October 13, 2008. Filed as Exhibit 10.51 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.42*	Biogen Idec Inc. Executive Severance Policy -- International Executive Vice President, as amended effective October 13, 2008. Filed as Exhibit 10.52 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.43*	Biogen Idec Inc. Executive Severance Policy -- U.S. Senior Vice President, as amended effective October 13, 2008. Filed as Exhibit 10.53 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.44*	Biogen Idec Inc. Executive Severance Policy -- International Senior Vice President, as amended effective October 13, 2008. Filed as Exhibit 10.54 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.45*	Annual Retainer Summary for Board of Directors. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.46*	Form of indemnification agreement for directors. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 17, 2008.
10.47*	Employment Agreement between Biogen Idec and James C Mullen dated as of June 20, 2003. Filed as Exhibit 10.2 to our Registration Statement on Form S-4 (File No. 333-107098).
10.48*	First Amendment to Employment Agreement between Biogen Idec and James C. Mullen dated February 7, 2006. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2006.
10.49*	Second Amendment to Employment Agreement between Biogen Idec and James C. Mullen dated as of December 4, 2008. Filed as Exhibit 10.59 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.50*+	Transition Agreement between Biogen Idec and James C. Mullen dated as of January 4, 2010.
10.51*	Letter regarding employment arrangement of Paul J. Clancy dated August 17, 2007. Filed as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2007.
10.52*+	Letter regarding employment arrangement of Robert Hamm dated April 1, 2009.

Exhibit No.	Descriptionˆ

10.53*	Letter regarding employment arrangement of Craig E. Schneier dated October 8, 2001. Filed as Exhibit 10.53 to our Annual Report on Form 10-K for the year ended December 31, 2005.
10.54*	First Amendment to Employment Agreement between Biogen Idec and Craig E. Schneier dated October 8, 2008. Filed as Exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.55*	Employment Agreement between Biogen Idec Management Services GmbH and Hans Peter Hasler dated October 15, 2008. Filed as Exhibit 10.61 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.56*	Consulting Agreement between Eidetica Biopharma GmBH and Hans Peter Hasler dated April 30, 2009. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.57*	Director Agreement between Biogen Idec International B.V. and Hans Peter Hasler dated April 30, 2009. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.
10.58*+	Letter regarding employment arrangement of Susan Alexander dated December 13, 2005.
21+	Subsidiaries.
23+	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following materials from Biogen Idec Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Shareholders’ Equity and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

ˆ	Reference to “our” filings mean filings made by Biogen Idec Inc. and filings made by IDEC Pharmaceuticals Corporation prior to the merger with Biogen, Inc. Unless otherwise indicated, exhibits were previously filed with the Securities and Exchange Commission under Commission File Number 0-19311 and are incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

†	Confidential Treatment has been granted with respect to portions of this agreement.

+	Filed herewith.

++	Furnished herewith.

A-4