Form 10-Q
period 2010-03-31
BIOGEN IDEC INC.
filed 2010-04-20
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of April 16, 2010, was 266,998,007 shares.

BIOGEN IDEC INC.

FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2010

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Statements of Income — For the Three Months Ended March 31, 2010 and 2009	4
	Consolidated Balance Sheets — As of March 31, 2010 and December 31, 2009	5
	Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2010 and 2009	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 6.	Exhibits	60
Signatures		61
EX-10.1 Form of cash-settled performance shares award agreement under the 2008 Omnibus Equity Plan
EX-10.2 Form of market stock unit award agreement under the 2008 Omnibus Equity Plan
EX-10.3 Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan, as amended.
EX-31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements do not relate strictly to historical or current facts and they may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	the anticipated level, mix and timing of future product sales, royalty revenues or obligations, milestone payments, expenses, liabilities, contractual obligations and amortization of intangible assets;

•	the growth trends for TYSABRI and our ability to improve the benefit-risk profile of TYSABRI;

•	the assumed remaining life of the core technology relating to AVONEX;

•	ongoing development initiatives and growth strategies for our marketed products;

•	competitive conditions and the development, timing and impact of competitive products;

•	the incidence, timing, outcome and impact of litigation, proceedings related to patents and other intellectual property rights, tax assessments and other legal proceedings;

•	our effective tax rate for future periods;

•	the timing and impact of accounting standards;

•	the design, costs and timing of our clinical trials;

•	the timing and outcome of regulatory filings and meetings with regulatory authorities.

•	the impact of healthcare reform in the U.S. and elsewhere;

•	our ability to finance our operations and source funding for such activities;

•	the status, intended use and financial impact of our properties, including our manufacturing facilities;

•	our share repurchase programs;

•	the drivers for growing our business; and

•	our plans to expend additional funds and resources on external business development and research opportunities.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements, including those discussed in the “Risk Factors” section of this report and elsewhere in this report. Forward-looking statements, like all statements in this report, speak only as of the date of this report, unless another date is indicated. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

REFERENCES

Throughout this report, “Biogen Idec,” the “Company,” “we,” “us” and “our” refer to Biogen Idec Inc. and its consolidated subsidiaries. References to “RITUXAN” refer to both RITUXAN (the trade name for rituximab in the U.S., Canada and Japan) and MabThera (the trade name for rituximab outside the U.S., Canada and Japan), and “ANGIOMAX” refers to both ANGIOMAX (the trade name for bivalirudin in the U.S., Canada and Latin America) and ANGIOX (the trade name for bivalirudin in Europe).

AVONEX® and RITUXAN® are registered trademarks of Biogen Idec. FUMADERMtm is a common law trademark of Biogen Idec. TYSABRI® is a registered trademark of Elan Pharmaceuticals, Inc. The following are trademarks of the respective companies listed: ANGIOMAX® and ANGIOX® — The Medicines Company; ARZERRAtm — Glaxo Group Limited; COPAXONE® — Teva Pharmaceuticals Industries Limited; REBIF® — Ares Trading, S.A.

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2010	2009

Revenues:
Product	$824,220	$733,409
Unconsolidated joint business	254,928	278,818
Other	29,712	24,257

Total revenues	1,108,860	1,036,484

Costs and expenses:
Cost of sales, excluding amortization of acquired intangible assets	97,055	98,197
Research and development	307,030	279,478
Selling, general and administrative	248,664	221,830
Collaboration profit sharing	63,557	42,773
Amortization of acquired intangible assets	48,889	89,248
Acquired in-process research and development	39,976	—

Total costs and expenses	805,171	731,526

Income from operations	303,689	304,958
Other income (expense), net	(8,386)	6,846

Income before income tax expense	295,303	311,804
Income tax expense	75,310	65,225

Net income	219,993	246,579
Net income attributable to noncontrolling interest, net of tax	2,551	2,592

Net income attributable to Biogen Idec Inc.	$217,442	$243,987

Net income per share:
Basic earnings per share attributable to Biogen Idec Inc.	$0.80	$0.85

Diluted earnings per share attributable to Biogen Idec Inc.	$0.80	$0.84

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	269,922	287,703

Diluted earnings per share attributable to Biogen Idec Inc.	272,703	289,744

See accompanying notes to these unaudited consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	As of March 31,	As of December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$639,559	$581,889
Marketable securities	513,115	681,835
Accounts receivable, net	560,777	551,208
Due from unconsolidated joint business	205,228	193,789
Inventory	280,038	293,950
Other current assets	210,295	177,924

Total current assets	2,409,012	2,480,595

Marketable securities	1,032,223	1,194,080
Property, plant and equipment, net	1,604,573	1,637,083
Intangible assets, net	1,822,133	1,871,078
Goodwill	1,138,621	1,138,621
Investments and other assets	210,761	230,397

Total assets	$8,217,323	$8,551,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,356	$118,534
Taxes payable	108,972	75,891
Accrued expenses and other	432,887	500,755
Current portion of notes payable and line of credit	19,115	19,762

Total current liabilities	682,330	714,942

Notes payable and line of credit	1,076,201	1,080,207
Long-term deferred tax liability	248,898	240,618
Other long-term liabilities	259,300	254,205

Total liabilities	2,266,729	2,289,972

Commitments and contingencies (Notes 13, 15 and 16)
Shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	139	144
Additional paid-in capital	5,268,465	5,781,920
Accumulated other comprehensive income	22,872	50,496
Retained earnings	1,131,523	1,068,890
Treasury stock, at cost	(513,627)	(679,920)

Total Biogen Idec Inc. shareholders’ equity	5,909,372	6,221,530
Noncontrolling interest	41,222	40,352

Total shareholders’ equity	5,950,594	6,261,882

Total liabilities and shareholders’ equity	$8,217,323	$8,551,854

See accompanying notes to these unaudited consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months
	Ended March 31,
	2010	2009

Cash flows from operating activities:
Net income	$219,993	$246,579
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	82,510	122,146
Acquired in-process research and development (Note 2)	39,976	—
Share-based compensation	51,006	37,889
Non-cash interest expense (income) and foreign exchange remeasurement, net	3,982	(10,412)
Deferred income taxes	8,042	(6,973)
Realized gain on sale of marketable securities and strategic investments	(4,985)	(4,313)
Write-down of inventory to net realizable value	2,289	9,386
Impairment of marketable securities, investments and other assets	16,111	6,021
Excess tax benefit from share-based compensation	(4,379)	(2,282)
Changes in operating assets and liabilities, net:
Accounts receivable	(20,201)	(37,935)
Due from unconsolidated joint business	(11,439)	26,259
Inventory	12,264	(12,720)
Other assets	(13,463)	(14,264)
Accrued expenses and other current liabilities	(82,854)	(120,007)
Other liabilities and taxes payable	38,043	61,376

Net cash flows provided by operating activities	336,895	300,750

Cash flows from investing activities:
Purchases of marketable securities	(699,677)	(1,110,368)
Proceeds from sales and maturities of marketable securities	1,029,307	1,057,671
Acquisitions (Note 2)	(39,976)	—
Purchases of property, plant and equipment	(38,209)	(37,041)
Purchases of other investments	(1,708)	(31,959)
Collateral received under securities lending	—	29,991

Net cash flows provided by (used in) investing activities	249,737	(91,706)

Cash flows from financing activities:
Purchase of treasury stock	(577,580)	(57,631)
Proceeds from issuance of stock for share-based compensation arrangements	52,818	17,043
Change in cash overdraft	(1,826)	1,369
Net contributions from noncontrolling interest	760	—
Excess tax benefit from share-based compensation	4,379	2,282
Repayment of borrowings	(2,011)	—
Obligation under securities lending	—	(29,991)

Net cash flows used in financing activities	(523,460)	(66,928)

Net increase in cash and cash equivalents	63,172	142,116
Effect of exchange rate changes on cash and cash equivalents	(5,502)	(397)
Cash and cash equivalents, beginning of the period	581,889	622,385

Cash and cash equivalents, end of the period	$639,559	$764,104

See accompanying notes to these unaudited consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Business Overview

Overview

Biogen Idec is a global biotechnology company that creates new standards of care in therapeutic areas with high unmet medical needs. We currently have four marketed products: AVONEX, RITUXAN, TYSABRI, and FUMADERM. Our marketed products are used for the treatment of multiple sclerosis (MS), non-Hodgkin’s lymphoma (NHL), rheumatoid arthritis (RA), Crohn’s disease, chronic lymphocytic leukemia and psoriasis.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2009 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Consolidation

Our consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries, certain variable interest entities in which we are the primary beneficiary and those of our joint ventures in Italy and Switzerland, Biogen Dompé SRL and Biogen Dompé Switzerland GmbH, respectively. For such consolidated entities in which we own less than a 100% interest, we record net income (loss) attributable to noncontrolling interest in our consolidated statements of income equal to the percentage of the economic or ownership interest retained in the collaborative arrangement or joint venture by the respective noncontrolling parties. All material intercompany balances and transactions have been eliminated in consolidation.

In determining whether we are the primary beneficiary, we consider a number of factors, including our ability to direct the activities that most significantly affect the entity’s economic success, our contractual rights and responsibilities under the arrangement and the significance of the arrangement to each party. These considerations impact the way we account for our existing collaborative and joint venture relationships and may result in the future consolidation of companies or entities with which we have collaborative or other arrangements.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition and related allowances, marketable securities, derivatives and hedging activities, inventory, impairments of long-lived assets including intangible assets, impairments of goodwill, the consolidation of variable interest entities, income taxes including the valuation allowance for deferred tax assets, valuation of investments, research and development expenses,

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Subsequent Events

We did not have any material recognizable subsequent events. However, we did have the following nonrecognizable subsequent event:

•	In April 2010, we announced that our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock. We intend to retire these shares following repurchase on the open market. This repurchase authorization does not have an expiration date.

2.	Acquisitions and Dispositions

Syntonix Pharmaceuticals, Inc.

In connection with our acquisition of Syntonix Pharmaceuticals, Inc. (Syntonix) in January 2007, we agreed to make additional future consideration payments based upon the achievement of certain milestone events associated with the development of Syntonix’s lead product, long-acting recombinant Factor IX, a product for the treatment of hemophilia B. In January 2010, we initiated patient enrollment in a registrational stage study for Factor IX which resulted in the achievement of one of those milestone events. As a result of the achievement of this milestone, we paid approximately $40.0 million to the former shareholders of Syntonix. As the Syntonix acquisition occurred prior to our January 1, 2009 adoption of a new accounting standard for business combinations, this acquisition continues to be accounted for under previously issued guidance. Accordingly, we recorded this payment as a charge to acquired in-process research and development (IPR&D) within our consolidated statement of income for the three months ended March 31, 2010. Please read Note 2, Acquisitions and Dispositions, to our Consolidated Financial Statements included within our 2009 Form 10-K, for a more detailed description of this acquisition.

3.	Revenue Recognition

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the seller’s price to the buyer is fixed or determinable; and collectability is reasonably assured.

Product Revenues

Revenues from product sales are recognized when title and risk of loss have passed to the customer, which is typically upon delivery. However, sales of TYSABRI in the U.S. are recognized on the “sell-through” model, that is, upon shipment of the product by Elan Pharma International, Ltd. (Elan), an affiliate of Elan Corporation, plc, to its third party distributor rather than upon shipment to Elan.

Product revenues are recorded net of applicable reserves for trade term discounts, wholesaler incentives, Medicaid rebates, Veterans Administration (VA) and Public Health Service (PHS) discounts, managed care rebates, product returns and other applicable allowances.

Revenues from Unconsolidated Joint Business

We collaborate with the Roche Group, through its wholly-owned member Genentech, Inc., on the development and commercialization of RITUXAN. Revenues from unconsolidated joint business consist of

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

(1) our share of pre-tax co-promotion profits in the U.S.; (2) reimbursement of our selling and development expense in the U.S.; and (3) revenue on sales of RITUXAN in the rest of world, which consists of our share of pretax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada by F. Hoffmann-La Roche Ltd. (Roche) and its sublicensees. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling and marketing, and joint development expenses incurred by Genentech, Roche and us. We record our royalty and co-promotion profits revenue on sales of RITUXAN in the rest of world on a cash basis.

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

Milestone Revenues

Under the terms of our collaboration agreement with Elan, once sales of TYSABRI exceeded specific thresholds, Elan was required to make milestone payments to us in order to continue sharing equally in the collaboration’s results. These amounts, recorded as deferred revenue upon receipt, are recognized as revenue in our consolidated statements of income over the term of the collaboration agreement based on a units of revenue method whereby the revenue recognized is based on the ratio of units shipped in the current period over the total units expected to be shipped over the remaining term of the collaboration.

Bad Debt Reserves

Bad debt reserves are based on our estimated uncollectible accounts receivable. Given our historical experiences with bad debts, combined with our credit management policies and practices, we do not presently maintain significant bad debt reserves.

Reserves for Discounts and Allowances

We establish reserves for trade term discounts, wholesaler incentives, Medicaid rebates, VA and PHS discounts, managed care rebates, product returns and other applicable allowances. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer).

In addition, we distribute no-charge product to qualifying patients under our patient assistance and patient replacement goods program. This program is administered through one of our distribution partners, who ships product for qualifying patients from their own inventory purchased from us. Gross revenue and the related reserves are not recorded on product shipped under this program and cost of sales is recorded when the product is shipped.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Product revenue reserves are categorized as follows: discounts, contractual adjustments, and returns. An analysis of the amount of, and change in, reserves is summarized as follows:

		Contractual
(In millions)	Discounts	Adjustments	Returns	Total

Balance, as of December 31, 2009	$13.9	$70.3	$18.9	$103.1
Current provisions relating to sales in current year	19.4	59.5	4.8	83.7
Adjustments relating to prior years	(0.1)	(3.6)	(0.2)	(3.9)
Payments/returns relating to sales in current year	(8.6)	(14.0)	(0.5)	(23.1)
Payments/returns relating to sales in prior years	(8.5)	(38.6)	(3.5)	(50.6)

Balance, as of March 31, 2010	$16.1	$73.6	$19.5	$109.2

The total reserves above, included in our consolidated balance sheets, are summarized as follows:

	As of	As of
	March 31,	December 31,
(In millions)	2010	2009

Reduction of accounts receivable	$47.0	$43.3
Current liability	62.2	59.8

Total reserves	$109.2	$103.1

Healthcare Reform

In March 2010, healthcare reform legislation was enacted in the U.S. This legislation contains several provisions that impact our business.

Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of 2010. These include (1) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on our branded prescription drugs; (2) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (3) the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers.

Beginning in 2011, the new law requires that drug manufacturers provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e. the “donut hole”). Also, beginning in 2011, we will be assessed our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and VA and PHS discount programs) made during the previous year. The aggregated industry wide fee is expected to total $28 billion through 2019, ranging from $2.5 billion to $4.1 billion annually.

Presently, uncertainty exists as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. For example, we do not yet know when and how discounts will be provided to the additional hospitals eligible to participate under the 340(B) program. In addition, determinations as to how the Medicare Part D coverage gap will operate and how the annual fee on branded prescription drugs will be calculated and allocated remain to be clarified, though, as noted above, these programs will not be effective until 2011. We have made several estimates with regard to important assumptions relevant to determining the financial impact of this legislation on our business due to the lack of availability of both certain information and complete understanding of how the process of applying the legislation will be implemented.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

4.	Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are charged to research and development expense when consumed.

The components of inventories are summarized as follows:

	As of	As of
	March 31,	December 31,
(In millions)	2010	2009

Raw materials	$43.7	$49.2
Work in process	155.7	174.0
Finished goods	80.6	70.8

Total inventory	$280.0	294.0

5.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of March 31, 2010			As of December 31, 2009
	Estimated		Accumulated			Accumulated
(In millions)	Life	Cost	Amortization	Net	Cost	Amortization	Net

Out-licensed patents	12 years	$578.0	$(316.8)	$261.2	$578.0	$(306.0)	$272.0
Core developed technology	15-23 years	3,005.3	(1,510.4)	1,494.9	3,005.3	(1,472.4)	1,532.9
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed patents	14 years	3.0	(1.2)	1.8	3.0	(1.1)	1.9
Assembled workforce	4 years	2.1	(1.9)	0.2	2.1	(1.8)	0.3
Distribution rights	2 years	12.7	(12.7)	—	12.7	(12.7)	—

Total intangible assets		$3,665.1	$(1,843.0)	$1,822.1	$3,665.1	$(1,794.0)	$1,871.1

Intangible assets were unchanged as of March 31, 2010 as compared to December 31, 2009, exclusive of the impact of amortization. Our most significant intangible asset is the core technology related to our AVONEX product. The net book value of this asset as of March 31, 2010 was $1,479.2 million.

For the three months ended March 31, 2010 compared to the same period in 2009, amortization for acquired intangible assets totaled $48.9 million and $89.2 million, respectively.

Goodwill

Goodwill remained unchanged as of March 31, 2010 as compared to December 31, 2009. As of March 31, 2010, we had no accumulated impairment losses.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

6.	Fair Value Measurements

In January 2010, we adopted a newly issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarifies existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position or results of operations. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard will require additional disclosure and require an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount.

The tables below present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

A majority of our financial assets and liabilities have been classified as Level 2. Our financial assets and liabilities (which include our cash equivalents, derivative contracts, marketable debt securities, and plan assets for deferred compensation) have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. We validate the prices provided by our third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2010 and December 31, 2009.

Our strategic investments in publicly traded equity securities are classified as Level 1 assets as their fair values are readily determinable and based on quoted market prices.

Our venture capital investments represent investments in equity securities of certain privately held biotechnology companies or biotechnology oriented venture capital funds which primarily invest in small privately-owned, venture-backed biotechnology companies. These investments are the only assets for which we used Level 3 inputs to determine the fair value and represented approximately 0.3% of total assets as of March 31, 2010 and December 31, 2009, respectively. The fair value of our investments in these venture capital funds has been estimated using the net asset value of the fund. The investments cannot be redeemed within the funds. Distributions from each will be received as the underlying investments of the fund are liquidated. The funds and therefore a majority of the underlying assets of the funds will not be liquidated in the near future. The underlying assets in these funds are initially measured at transaction prices and

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

subsequently valued using the pricing of recent financing or by reviewing the underlying economic fundamentals and liquidation value of the companies. Gains and losses (realized and unrealized) included in earnings for the period are reported in other income (expense), net.

There have been no transfers of assets or liabilities between the fair value measurement classifications.

The following tables set forth our financial assets and liabilities that were recorded at fair value:

				Significant
	Balance as of	Quoted Prices in	Significant Other	Unobservable
	March 31,	Active Markets	Observable Inputs	Inputs
(In millions)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$532.7	$—	$532.7	$—
Marketable debt securities:
Corporate debt securities	484.0	—	484.0	—
Government securities	853.1	—	853.1	—
Mortgage and other asset backed securities	208.2	—	208.2	—
Strategic investments	30.8	30.8	—	—
Venture capital investments	20.8	—	—	20.8
Derivative contracts	35.0	—	35.0	—
Plan assets for deferred compensation	14.4	—	14.4	—

Total	$2,179.0	$30.8	$2,127.4	$20.8

Liabilities:
Derivative contracts	2.2	—	2.2	—

Total	$2.2	$—	$2.2	$—

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

				Significant
	Balance as of	Quoted Prices in	Significant Other	Unobservable
	December 31,	Active Markets	Observable Inputs	Inputs
(In millions)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$476.4	$—	$476.4	$—
Marketable debt securities:
Corporate debt securities	504.1	—	504.1	—
Government securities	1,133.5	—	1,133.5	—
Mortgage and other asset backed securities	238.3	—	238.3	—
Strategic investments	5.9	5.9	—	—
Venture capital investments	21.9	—	—	21.9
Derivative contracts	15.8	—	15.8	—
Plan assets for deferred compensation	13.6	—	13.6	—

Total	$2,409.5	$5.9	$2,381.7	$21.9

Liabilities:
Derivative contracts	11.1	—	11.1	—

Total	$11.1	$—	$11.1	$—

The following table provides a roll forward of the fair value of our venture capital investments, where fair value is determined by Level 3 inputs:

	For the Three Months
	Ended March 31,
(In millions)	2010	2009

Beginning balance, January 1	$21.9	$23.9
Total net unrealized losses included in earnings	(1.5)	(0.3)
Net purchases, issuances, and settlements	0.4	0.7

Ending balance, March 31	$20.8	$24.3

The fair and carrying value of our debt instruments are summarized as follows:

	As of March 31, 2010		As of December 31, 2009
	Fair	Carrying	Fair	Carrying
(In millions)	Value	Value	Value	Value

Credit line from Dompé	$14.3	$14.1	$17.2	$17.2
Notes payable to Fumedica	31.7	29.6	31.3	30.0
6.0% Senior Notes due 2013	486.4	449.7	475.7	449.6
6.875% Senior Notes due 2018	603.3	601.9	589.1	603.2

Total	$1,135.7	$1,095.3	$1,113.3	$1,100.0

The fair values of our credit line from Dompé and our note payable to Fumedica were estimated using an income-based approach with market observable inputs including current interest and foreign currency exchange rates. The fair value of our Senior Notes was determined through a market-based approach using observable

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

and corroborated sources; within the hierarchy of fair value measurements, these are classified as Level 2 fair values.

7.	Financial Instruments

Marketable Securities, including Strategic Investments

The following tables summarize our marketable securities and strategic investments:

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of March 31, 2010 (In millions):	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$153.7	$1.5	$—	$152.2
Non-current	330.3	4.5	(0.4)	326.2
Government securities
Current	356.0	0.8	(0.1)	355.3
Non-current	497.1	2.0	(0.4)	495.5
Mortgage and other asset backed securities
Current	3.4	0.1	—	3.3
Non-current	204.8	4.0	(0.3)	201.1

Total available-for-sale securities	$1,545.3	$12.9	$(1.2)	$1,533.6

Other Investments
Strategic investments, non-current	$30.8	$2.0	$(0.4)	$29.2

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of December 31, 2009 (In millions):	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$177.2	$1.5	$—	$175.7
Non-current	326.9	5.7	(0.3)	321.5
Government securities
Current	501.6	1.2	—	500.4
Non-current	631.9	4.1	(0.5)	628.3
Mortgage and other asset backed securities
Current	3.0	0.1	—	2.9
Non-current	235.3	4.1	(0.5)	231.7

Total available-for-sale securities	$1,875.9	$16.7	$(1.3)	$1,860.5

Other Investments
Strategic investments, non-current	$5.9	$2.7	$(0.3)	$3.5

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In the tables above, as of March 31, 2010 and December 31, 2009, government securities included $229.9 million and $298.8 million, respectively, of Federal Deposit Insurance Corporation (FDIC) guaranteed senior notes issued by financial institutions under the Temporary Liquidity Guarantee Program.

Certain commercial paper and short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the accompanying consolidated balance sheets and are not included in the tables above. As of March 31, 2010 and December 31, 2009, the commercial paper, including accrued interest, had fair and carrying values of $169.9 million and $76.9 million, respectively, and short-term debt securities had fair and carrying values of $362.8 million and $399.5 million, respectively.

Summary of Contractual Maturities: Available-for-Sale Securities

The estimated fair value and amortized cost of securities, excluding strategic investments, available-for-sale by contractual maturity are summarized as follows:

	As of March 31, 2010		As of December 31, 2009
	Estimated	Amortized	Estimated	Amortized
(In millions)	Fair Value	Cost	Fair Value	Cost

Due in one year or less	$454.0	$451.8	$522.0	$519.5
Due after one year through five years	911.4	904.8	1,143.7	1,133.4
Due after five years	179.9	177.0	210.2	207.6

Total	$1,545.3	$1,533.6	$1,875.9	$1,860.5

The weighted average maturity of our marketable securities as of March 31, 2010 and December 31, 2009, was 16 months and 15 months, respectively.

Proceeds from Marketable Securities, excluding Strategic Investments

The proceeds from maturities and sales of marketable securities, excluding strategic investments, which were primarily reinvested, and resulting realized gains and losses are summarized as follows:

	For the Three Months
	Ended March 31,
(In millions)	2010	2009

Proceeds from maturities and sales	$1,029.3	$1,057.7
Realized gains	$5.7	$5.7
Realized losses	$0.7	$1.4

Realized losses for the three months ended March 31, 2010 primarily relate to the sale of agency mortgage-backed securities. The realized losses for the three months ended March 31, 2009 primarily relate to losses on the sale of corporate debt securities and non-agency mortgage-backed securities.

Impairments

Evaluating Investments for Other-than-Temporary Impairments

We conduct periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. Unrealized losses on available-for-sale debt securities that are determined to be temporary, and not related to credit loss, are recorded, net of tax, in accumulated other comprehensive income.

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

Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security and are recorded within earnings as an impairment loss.

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

Recognition and Measurement of Other-than-Temporary Impairment

For the three months ended March 31, 2010 and 2009, we recognized $15.8 million and $2.5 million, respectively, in charges for the other-than-temporary impairment of our publicly held strategic investments and investments in privately-held companies. The increase in the three months ended March 31, 2010 compared to the same period in 2009 was primarily the result of AVEO Pharmaceuticals, Inc., one of our strategic investments, executing an equity offering at an amount below our cost basis.

For the three months ended March 31, 2009, we recognized other-than-temporary impairment charges of $3.6 million on our marketable debt securities. No impairments were recognized related to our marketable debt securities for the three months ended March 31, 2010.

8.	Derivative Instruments

Our primary market exposure is to foreign exchange rates. We use certain derivative instruments to help manage this exposure. We execute these instruments with financial institutions we judge to be creditworthy and the majority of the foreign currencies are denominated in currencies of major industrial countries. We do not hold or issue derivative instruments for trading or speculative purposes.

We recognize all derivative instruments as either assets or liabilities at fair value in our consolidated balance sheets. We classify the cash flows from these instruments in the same category as the cash flows from the hedged items.

Foreign Currency Forward Contracts

Due to the global nature of our operations, portions of our revenues are earned in currencies other than the U.S. dollar. The value of revenues measured in U.S. dollars is subject to changes in currency exchange rates. In order to mitigate these changes we use foreign currency forward contracts to lock in exchange rates.

Foreign currency forward contracts in effect as of March 31, 2010 and December 31, 2009 had remaining durations of 1 to 9 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net at each reporting date.

The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenue are summarized as follows:

	Notional Amount
Foreign Currency: (In millions)	As of March 31, 2010	As of December 31, 2009

Euro	$481.4	$495.9
Canadian Dollar	37.3	22.3

Total	$518.7	$518.2

The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) within total equity reflected net gains of $32.0 million and $1.2 million as of March 31, 2010 and December 31, 2009, respectively. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of March 31, 2010 and December 31, 2009, respectively, credit risk did not materially change the fair value of our forward contracts.

In relation to our foreign currency forward contracts, we recognize gains and losses in earnings due to hedge ineffectiveness. During the three months ended March 31, 2010, we recognized a net gain of $0.1 million. During the three months ended March 31, 2009, we recognized a net loss of $2.5 million. In addition, we recognized $0.2 million of gains in product revenue for the settlement of certain effective cash flow hedge forward contracts for the three months ended March 31, 2010 as compared to losses recognized in the amount of $3.1 million during the three months ended March 31, 2009. These settlements were recorded in the same period as the related forecasted revenue.

Summary of Derivatives Designated as Hedging Instruments

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments as of March 31, 2010 and December 31, 2009:

	Foreign Currency Forward Contracts
	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

March 31, 2010	Other Current Assets	$33.9	Accrued Expenses and Other	$2.2
December 31, 2009	Other Current Assets	$10.8	Accrued Expenses and Other	$9.8

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes the effect of derivatives designated as hedging instruments on the consolidated statements of income for the three months ended March 31, 2010 and 2009:

	Amount		Amount
	Recognized in		Reclassified from
	Accumulated		Accumulated
	Other		Other
	Comprehensive		Comprehensive
	Income	Income	Income	Income	Amount of
	on Derivative	Statement	into Income	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Gain/(Loss)	Location	Recorded
(In millions)	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

For the Three Months Ended
March 31, 2010:
Foreign currency contracts	$32.0	Revenue	$0.2	Other income (expense)	$0.1
March 31, 2009:
Foreign currency contracts	$(12.8)	Revenue	$(3.1)	Other income (expense)	$(2.5)

Other Derivatives

We enter into foreign currency forward contracts, with one month durations, to mitigate the foreign currency risk related to certain balance sheet items. We have not elected hedge accounting for these transactions. As of March 31, 2010, the aggregate notional amount of our outstanding foreign currency contracts was $184.2 million. The fair value of these contracts was a net gain of $1.0 million. Net gains of $5.2 million related to these contracts were recognized as a component of other income (expense), net, in the three months ended March 31, 2010. As this program commenced subsequent to March 31, 2009, no gains or losses were recognized related to these types of contracts for the three months ended March 31, 2009.

9.	Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $671.9 million at March 31, 2010 and $642.5 million at December 31, 2009.

We own or lease real estate primarily consisting of buildings that contain research laboratories, office space, and biologic manufacturing operations, some of which are located in markets that are experiencing high vacancy rates and decreasing property values. If we decide to consolidate, co-locate or dispose of certain aspects of our business operations, for strategic or other operational reasons, we may dispose of one or more of our properties. Due to reduced expectations of product demand, improved yields on production and other factors, we may not fully utilize our manufacturing facilities at normal levels resulting in idle time at facilities or substantial excess manufacturing capacity. We are always evaluating our current strategy, as well as other alternatives, including whether to delay completion of a manufacturing facility in Denmark. If any of our owned properties are held for sale and we determine that the fair value of the properties is lower than their book value, we may not realize the full investment in these properties and incur significant impairment charges. In addition, if we decide to fully or partially vacate a leased property, we may incur significant costs, including lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

10.	Comprehensive Income

The following tables reflect the activity in comprehensive income included within equity attributable to the shareholders of Biogen Idec, equity attributable to noncontrolling interests, and total shareholders’ equity:

	For the Three Months			For the Three Months
	Ended March 31, 2010			Ended March 31, 2009
	Biogen Idec		Total	Biogen Idec		Total
	Shareholders’	Noncontrolling	Shareholders’	Shareholders’	Noncontrolling	Shareholders’
(In millions)	Equity	Interest	Equity	Equity	Interest	Equity

Comprehensive income:
Net income	$217.4	$2.6	$220.0	$244.0	$2.6	$246.6
Unrealized (losses) gains on investments	(2.9)	—	(2.9)	2.0	—	2.0
Unrealized gains on foreign currency forward contracts	27.9	—	27.9	28.1	—	28.1
Unfunded status of pension and post-retirement benefit plans	(0.1)	—	(0.1)	(0.1)	—	(0.1)
Translation adjustments	(52.4)	(2.6)	(55.0)	(51.3)	2.1	(49.2)

Comprehensive income (loss)	$189.9	$0.0	$189.9	$222.7	$4.7	$227.4

Unrealized holding gains (losses) on investments are shown net of tax of $1.7 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively. Unrealized gains on foreign currency forward contracts are shown net of tax of $3.0 million, and $3.1 million for the three months ended March 31, 2010 and 2009, respectively. The unfunded status of pension and post-retirement benefit plans is shown net of tax as of March 31, 2010 and 2009. Tax amounts in both years were immaterial.

The following table reconciles equity attributable to noncontrolling interest:

	For the Three Months
	Ended March 31,
(In millions)	2010	2009

Noncontrolling interest, January 1	$40.4	$27.9
Net income attributable to noncontrolling interest	2.6	2.6
Translation adjustments	(2.6)	2.1
Distributions to noncontrolling interest	—	—
Capital contributions from noncontrolling interest	0.8	—

Noncontrolling interest, March 31	$41.2	$32.6

Total distributions to us from our joint ventures were negligible for the three months ended March 31, 2010 and 2009.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

11.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months
	Ended March 31,
(In millions)	2010	2009

Numerator:
Net income attributable to Biogen Idec	$217.4	$244.0
Adjustment for net income allocable to preferred shares	(0.4)	(0.4)

Net income used in calculating basic and diluted earnings per share	$217.0	$243.6

Denominator:
Weighted average number of common shares outstanding	269.9	287.7
Effect of dilutive securities:
Stock options and employee stock purchase plan	1.1	0.7
Time-vested restricted stock units	1.7	1.3
Market stock units	—	—
Performance-vested restricted stock units settled in shares	—	—

Dilutive potential common shares	2.8	2.0

Shares used in calculating diluted earnings per share	272.7	289.7

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

	For the Three Months
	Ended March 31,
(In millions)	2010	2009

Numerator:
Net income allocable to preferred shares	$0.4	$0.4
Denominator:
Stock options	5.0	7.3
Time-vested restricted stock units	0.7	2.4
Market stock units	—	—
Performance-vested restricted stock units	—	0.1
Convertible preferred stock	0.5	0.5

Total	6.2	10.3

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

12.	Share-based Payments

Share-based Compensation Expense

The following table summarizes share-based compensation expense included within our consolidated statements of income:

	For the Three Months
	Ended March 31,
(In millions)	2010	2009

Research and development	$16.7	$16.3
Selling, general and administrative	36.2	23.2

Subtotal	52.9	39.5
Capitalized share-based payment costs	(0.9)	(1.6)

Share-based compensation expense included in total costs and expenses	52.0	37.9
Income tax effect	(16.7)	(11.6)

Share-based compensation expense included in net income attributable to Biogen Idec	$35.3	$26.3

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months
	Ended March 31,
(In millions)	2010	2009

Stock options	$10.8	$5.2
Market stock units	3.6	—
Time-vested restricted stock units	33.5	31.5
Performance-vested restricted stock units settled in shares	2.4	1.2
Performance-vested restricted stock units settled in cash	1.0	—
Employee stock purchase plan	1.6	1.6

Subtotal	$52.9	$39.5
Capitalized share-based payment costs	(0.9)	(1.6)

Share-based compensation expense included in total costs and expenses	$52.0	$37.9

Stock Options

In the first quarter of 2010, approximately 120,000 stock options were granted with a weighted average exercise price of $57.38 and weighted average grant date fair value of $15.62. In the first quarter of 2009, approximately 825,000 stock options were granted with a weighted average exercise price of $49.51 and weighted average grant date fair value of $17.72. The fair values of our stock option grants are estimated as of the date of grant using the Black-Scholes option valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are then expensed over the options’ requisite service period, which is typically the vesting period.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Market Stock Units and Cash Settled Performance Shares

Beginning in the first quarter of 2010, we revised our long term incentive program to include two new forms of equity-based compensation awards to certain employees: restricted stock units which will vest based on stock price performance, referred to as Market Stock Units (MSUs) and performance-vested restricted stock units which will be settled in cash, referred to as Cash Settled Performance Shares (CSPSs). We will apply forfeiture rate assumptions to these types of awards similar to those utilized by us when accounting for our other share-based compensation programs.

Market Stock Units

In the first quarter of 2010, approximately 333,000 MSUs were granted with a weighted average grant date fair value of $61.87. MSU awards vest in four equal annual increments beginning on the anniversary of the grant date. The vesting of these awards is subject to the respective employee’s continued employment. The number of MSUs reflected as granted represents the target number of units that are eligible to be earned based on the attainment of certain market-based criteria involving our stock price. The number of MSUs earned is calculated at each annual anniversary from the date of grant over the respective vesting periods, resulting in multiple performance periods. Participants may ultimately earn between 0% and 150% of the target number of units granted based on actual stock performance. Accordingly, additional MSUs may be issued or currently outstanding MSUs may be cancelled upon final determination of the number of awards earned.

We have valued the granted MSUs using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, including the 60 calendar day average closing stock price on grant date, expected volatility of our stock price, risk-free rates of return and expected dividend yield. The assumptions used in our valuation are summarized as follows:

Expected dividend yield	0%
Range of expected stock price volatility	28.60% - 36.48%
Range of risk-free rates of return	0.37% - 1.98%
60 calendar day average closing stock price on grant date	$54.12

We apply a graded vesting expense methodology when accounting for MSUs. The probability of actual shares expected to be earned is considered in the grant date valuation, therefore the expense will not be adjusted to reflect the actual units earned.

Cash Settled Performance Shares

In the first quarter of 2010, approximately 370,000 CSPSs were granted. CSPS awards vest in three equal annual increments beginning on the anniversary of the grant date. The vesting of these awards is subject to the respective employee’s continued employment. The number of CSPSs reflected as granted in 2010 represents the target number of units that are eligible to be earned based on the attainment of certain performance measures established at the beginning of the performance period, which ends December 31, 2010. Participants may ultimately earn between 0% and 200% of the target number of units granted based on the degree of actual performance metric achievement. Accordingly, additional CSPSs may be issued or currently outstanding CSPSs may be cancelled upon final determination of the number of units earned. CSPSs are settled in cash based on the 60 calendar day average closing stock price through each vesting date once the actual vested and earned number of units is known.

We apply a graded vesting expense methodology when accounting for the CSPSs and the fair value of the liability is remeasured at the end of each reporting period through expected cash settlement. Compensation expense associated with CSPS awards is based upon the stock price and the number of units expected to be

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Cumulative adjustments are recorded each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions until the date results are determined and settled.

Time-Vested Restricted Stock Units

The fair values of our time-vested restricted stock units (RSUs) are based on the market value of our stock on the date of grant and are recognized over the applicable service period, adjusted for the effect of estimated forfeitures. In the first quarter of 2010, approximately 1.6 million RSUs were granted with a weighted average grant date fair value of $55.28. In the first quarter of 2009, approximately 2.3 million RSUs were granted with a weighted average grant date fair value of $49.33.

Performance-Vested Restricted Stock Units

In the first quarter of 2010, approximately 4,000 performance-vested restricted stock units (PVRSUs) were granted with a weighted average grant date fair value of $53.64. The PVRSUs granted in 2010 are subject to the attainment of certain performance criteria established at the beginning of the performance period, which ends December 31, 2010. In the first quarter of 2009, approximately 307,000 PVRSUs were granted with a weighted average grant date fair value of $49.50. The number of PVRSUs earned was subject to the attainment of certain performance criteria during 2009. Based on our 2009 performance, 99% of the granted PVRSUs were earned. These awards vest in three equal increments on (1) the later of the first anniversary of the grant date or the date of results determination; (2) the second anniversary of the grant date; and (3) the third anniversary of the grant date, and are also subject to the respective employee’s continued employment.

We apply a graded vesting expense methodology when accounting for our PVRSUs. Compensation expense associated with PVRSU awards is initially based upon the number of shares expected to vest after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related condition until the date results are determined.

Employee Stock Purchase Plan

The purchase price of common stock under the employee stock purchase plan (ESPP) is equal to 85% of the lower of (i) the market value per share of the common stock on the participant’s entry date into an offering period or (ii) the market value per share of the common stock on the purchase date. However, for each participant whose entry date is other than the start date of the offering period, the amount shall in no event be less than the market value per share of the common stock as of the beginning of the related offering period. The fair value of the discounted purchases made under the ESPP is calculated using the Black-Scholes model. The fair value of the look-back provision plus the 15% discount is recognized as compensation expense over the purchase period. We apply a graded vesting approach since our ESPP provides for multiple purchase periods and is, in substance, a series of linked awards.

For the three months ended March 31, 2010 and 2009, approximately 200,000 shares of common shares were issued in each period, under our ESPP.

CEO Retirement

On January 4, 2010, we announced that James C. Mullen will retire as our President and Chief Executive Officer on June 8, 2010 and that we entered into a transition agreement with Mr. Mullen. Under the terms of the agreement, we agreed with Mr. Mullen, amongst other provisions, to vest all of Mr. Mullen’s then-unvested

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

equity awards on the date of his retirement and allow Mr. Mullen to exercise his vested stock options until June 8, 2013 or their expiration, whichever is earlier. The modifications to Mr. Mullen’s existing stock options, RSUs and PVRSUs resulted in an incremental charge of approximately $18.6 million, which will be recognized evenly over the requisite service period as per the terms of the transition agreement.

13.	Income Taxes

Tax Rate

For the three months ended March 31, 2010 and 2009, our effective tax rates were 25.5% and 21.0%, respectively. The increase in our tax rate for the three months ended March 31, 2010 compared to the same period in 2009 was primarily a result of the expiration of the federal research and development tax credit at the end of 2009 and, in the first quarter of 2009, a favorable change in certain state tax laws. As a result of the 2009 changes in tax law we reduced our first quarter 2009 tax expense by $30.2 million. The federal research and development tax credit had a 1.6% favorable impact on our effective tax rate for first quarter of 2009. The unfavorable impact of not having these benefits recur in 2010 was partially offset by a higher percentage of our profits being earned in lower rate international jurisdictions. This change is caused by lower 2010 domestic earnings, as a proportion of total consolidated earnings due to the recently enacted U.S. healthcare reform legislation, the growth in our international operations and a reorganization of our international operations. During 2010, we also had a favorable impact from a statutory increase in the U.S. manufacturers tax deduction.

Reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months
	Ended March 31,
	2010	2009

Statutory rate	35.0%	35.0%
State taxes	1.9	(1.1)
Taxes on foreign earnings	(9.8)	(5.8)
Credits and net operating loss utilization	(1.6)	(9.4)
Purchased intangible assets	1.5	1.6
IPR&D	0.8	1.1
Permanent items	(1.6)	(1.1)
Other	(0.7)	0.7

Effective tax rate	25.5%	21.0%

Accounting for Uncertainty in Income Taxes

We and our subsidiaries are routinely examined by various taxing authorities. We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal tax examination for years before 2007 or state, local, or non-U.S. income tax examinations by tax authorities for years before 2001.

In 2006, the Massachusetts Department of Revenue (DOR) issued a Notice of Assessment against Biogen Idec MA Inc. for $38.9 million of corporate excise tax for 2002, which includes associated interest and penalties. The assessment asserts that the portion of sales attributable to Massachusetts, the computation of Biogen Idec MA’s research and development credits and the availability of certain claimed deductions were not appropriate, resulting in unpaid taxes for 2002. In December 2006, we filed an abatement application

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

with the DOR, seeking abatement for 2001-2003, which was denied. In July 2007, we filed a petition with the Massachusetts Appellate Tax Board, seeking among other items, abatements of corporate excise tax for 2001-2003 and adjustments in certain credits and credit carryforwards for 2001-2003. We anticipate that the hearing will take place in 2010. In the fourth quarter of 2009, the DOR completed its audit fieldwork of our 2004, 2005 and 2006 tax filings. The DOR may make an assessment for taxes, interest, and penalties claiming that our computation and deductions for these periods were also inappropriate. We believe that positions taken in our tax filings are valid and we intend to contest this matter vigorously.

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

14.	Other Income (Expense), Net

Components of other income (expense), net, are summarized as follows:

	For the Three Months
	Ended March 31,
(In millions)	2010	2009

Interest income	$8.9	$14.8
Interest expense	(8.3)	(9.9)
Impairments of investments (Note 7)	(15.8)	(6.1)
Net realized gains on foreign currency transactions	1.0	3.0
Net realized gains on marketable securities	5.0	4.3
Other, net	0.8	0.7

Total other income (expense), net	$(8.4)	$6.8

15.	Investments in Variable Interest Entities

Effective January 1, 2010, we adopted a newly issued accounting standard which provides guidance for the consolidation of variable interest entities and requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This amended consolidation guidance for variable interest entities replaces the existing quantitative approach for identifying which enterprise should consolidate a variable interest entity, which was based on which enterprise is exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the variable interest entity. The adoption of this standard did not have an impact on our financial position or results of operations. Determination about whether an enterprise should consolidate a variable interest entity is required to be evaluated continuously as changes to existing relationships or future transactions may result in us consolidating or deconsolidating our partner(s) to collaborations and other arrangements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Consolidated Variable Interest Entities

Our consolidated financial statements include the financial results of variable interest entities in which we are the primary beneficiary.

Investments in Joint Ventures

We consolidate the operations of Biogen Dompé SRL and Biogen Dompé Switzerland GmbH, our respective sales affiliates in Italy and Switzerland, as we retain the contractual power to direct the activities of these entities which most significantly and directly impact their economic performance. The activity of each of these joint ventures is significant to our overall operations. The assets of these joint ventures are restricted, from the standpoint of Biogen Idec, in that they are not available for our general business use outside the context of each joint venture. The holders of the liabilities of each joint venture, including the credit line from Dompe described in our 2009 Form 10-K, have no recourse to Biogen Idec.

Included within our consolidated balance sheet at March 31, 2010 are total joint venture assets and liabilities of $111.5 million and $26.9 million, respectively, the most significant of which are accounts receivable from the ordinary course of business of $102.3 million.

We have provided no financing to these joint ventures other than previously contractually required amounts.

Neurimmune

We have a collaboration agreement with Neurimmune SubOne AG (Neurimmune), a subsidiary of Neurimmune Therapeutics AG, for the development and commercialization of antibodies for the treatment of Alzheimer’s disease. Neurimmune conducts research to identify potential therapeutic antibodies and we are responsible for the development, manufacturing and commercialization of all products. We may pay Neurimmune up to $360.0 million in remaining milestone payments, as well as royalties on sales of any resulting commercial products.

We have determined that we are the primary beneficiary of Neurimmune because we control the activities of the collaboration and are required to fund 100% of the research and development costs incurred in support of the collaboration agreement. As such, we consolidate the results of Neurimmune. The assets and liabilities of Neurimmune are not significant as it is a research and development organization. Amounts that we reimburse Neurimmune for research and development expense incurred in support of the collaboration are reflected in research and development expense in our consolidated statements of income.

A summary of activity related to this collaboration is as follows:

	For the Three Months
	Ended March 31,
(In millions)	2010	2009

Milestone payments made to Neurimumune	$—	$5.0
Total development expense incurred by the collaboration	$5.1	$1.8
Total expense reflected within our consolidated statements of income	$5.1	$6.8

We have provided no financing to Neurimmune other than previously contractually required amounts.

Cardiokine

We collaborate with Cardiokine Biopharma LLC (Cardiokine), a subsidiary of Cardiokine Inc., on the joint development of Lixivaptan, an oral compound for the potential treatment of hyponatremia in patients

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

with congestive heart failure. Based upon our current development plans, we may pay up to $125.0 million in remaining development milestone payments, as well as royalties on commercial sales under the terms of our collaboration agreement.

We have determined that we are the primary beneficiary of Cardiokine because we control the activities of the collaboration and are required to fund 90% of the development costs under the collaboration agreement. As such, we consolidate the results of Cardiokine. The assets and liabilities of Cardiokine are not significant as it is a research and development organization. Amounts that we reimburse Cardiokine for research and development expense incurred in support of the collaboration are reflected in research and development expense in our consolidated statements of income.

A summary of activity related to this collaboration is as follows:

	For the Three Months
	Ended March 31,
(In millions)	2010	2009

Milestone payments made to Cardiokine	$—	$—
Total development expense incurred by the collaboration	$17.4	$13.7
Total Biogen Idec’s share of expense reflected within our consolidated statements of income	$15.7	$12.3
Collaboration expense allocated to noncontrolling interests, net of tax	$1.7	$1.4

We have provided no financing to Cardiokine other than previously contractually required amounts.

Unconsolidated Variable Interest Entities

We have relationships with other variable interest entities which we do not consolidate as we lack the power to direct the activities that significantly impact the economic success of these entities. These relationships include investments in certain biotechnology companies and research collaboration agreements.

At March 31, 2010 the total carrying value of our investments in biotechnology companies that we have determined to be variable interest entities is $23.4 million. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.

We have entered into research collaborations with certain variable interest entities where we are required to share or fund certain development activities. These development activities are included in research and development expense within our consolidated statements of income, as they are incurred. Depending on the collaborative arrangement, we may record funding receivables or payable balances with our partners, based on the nature of the cost-sharing mechanism and activity within the collaboration. At March 31, 2010 we have recorded a receivable of $5.6 million related to a cost sharing arrangement with one of our collaborative relationships.

We have provided no financing to these variable interest entities other than previously contractually required amounts.

16.	Litigation

Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now Biogen Idec MA Inc., one of our wholly-owned subsidiaries) or, in some cases, Biogen Idec Inc., was named as a defendant in lawsuits filed by the City of New York and numerous Counties of the State of New York. All of the cases — except for cases filed by the County of Erie, County of Oswego and County of Schenectady (Three County Actions) — are the subject of a Consolidated Complaint, first filed on September 15, 2005 in

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

the U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456 (MDL proceedings). The complaints allege that the defendants (i) fraudulently reported (or caused others to report incorrectly) the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement (Covered Drugs); (ii) marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; (iii) provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and (iv) overcharged Medicaid for illegally inflated Covered Drugs reimbursements. Among other things, the complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, the amended Consolidated Complaint alleges that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements, and excluded from their reporting certain discounts and other rebates that would have reduced the “best price.” With respect to the MDL proceedings, some of the plaintiffs’ claims were dismissed, and the parties, including Biogen Idec, began a mediation of the outstanding claims on July 1, 2008. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” in any of these cases, and do not express an opinion at this time as to their likely outcome or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to each of these complaints and are vigorously defending against them.

In 2006, the Massachusetts Department of Revenue (DOR) issued a Notice of Assessment against Biogen Idec MA Inc. for $38.9 million of corporate excise tax for 2002, which includes associated interest and penalties. On December 6, 2006, we filed an abatement application with the DOR, seeking abatements for 2001, 2002 and 2003. The abatement application was denied on July 24, 2007. On July 25, 2007, we filed a petition with the Massachusetts Appellate Tax Board, seeking, among other items, abatements of corporate excise tax for 2001, 2002 and 2003 and adjustments in certain credits and credit carryforwards for 2001, 2002 and 2003. Issues before the Board include the computation of Biogen Idec MA’s sales factor for 2001, 2002 and 2003, computation of Biogen Idec MA’s research credits for those same years, and the availability of deductions for certain expenses and partnership flow-through items. We anticipate that the hearing will take place in 2010. We intend to contest this matter vigorously.

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

17.	Segment Information

We operate in one business segment, which is the business of development, manufacturing and commercialization of novel therapeutics for human health care and therefore, our chief operating decision-maker manages the operation of our Company as a single operating segment.

18.	New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (FASB) or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In June 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets (ASU No. 2009-16). ASU No. 2009-16 prescribes the information that a reporting entity must provide in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. Specifically, among other aspects, this standard amends previously issued accounting guidance, modifies the financial-components approach and removes the concept of a qualifying special purpose entity when accounting for transfers and servicing of financial assets and extinguishments of liabilities, and removes the exception from applying the general accounting principles for the consolidation of variable interest entities that are qualifying special-purpose entities. This new accounting standard is effective for transfers of financial assets occurring on or after January 1, 2010. The adoption of this standard did not have an impact on our financial position or results of operations.

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

In the near term, we are dependent upon continued sales of AVONEX, RITUXAN and TYSABRI to drive our revenue growth. In the longer term, our revenue growth will also be dependent upon the successful clinical development, regulatory approval and launch of new commercial products. As part of our ongoing research and development efforts, we have also incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and explore the utility of our existing products in treating disorders beyond those currently approved in their labels. We continue to focus our research and development efforts within our core and emergent areas of neurology, oncology, immunology, cardiopulmonary and hemophilia.

Financial Highlights

The following table is a summary of results achieved:

	For the Three Months
	Ended March 31,
(In millions, except per share amounts and percentages)	2010	2009	Change %

Total revenues	$1,108.9	$1,036.5	7.0%
Income from operations	$303.7	$305.0	(0.4)%
Net income attributable to Biogen Idec	$217.4	$244.0	(10.9)%
Diluted earnings per share attributable to Biogen Idec	$0.80	$0.84	(4.8)%

As described below under Results of Operations, our operating results for the three months ended March 31, 2010 were primarily driven by:

•	Increased AVONEX worldwide revenue. AVONEX revenues totaled $592.5 million in the first quarter 2010, representing a 6.7% increase over the same period in 2009.

•	Continued TYSABRI growth. Global in-market net sales of TYSABRI totaled $291.9 million in the first quarter of 2010. Our share of TYSABRI revenues totaled $218.6 million for the first quarter of 2010, representing an increase of 32.3% over the same period in 2009.

•	U.S. in-market net sales of RITUXAN totaled $686.7 million in the first quarter of 2010, representing an increase of 7.0% over the same period in 2009. Our share of RITUXAN revenues in the first quarter of 2010 totaled $254.9 million, which includes of our share of co-promotion profits in the U.S. totaling $200.3 million representing an increase of 11.6% over the same period in 2009. This increase was offset by a $45.9 million decrease in our share of revenue on sales of RITUXAN in the rest of world. Selling and development expenses incurred by us and reimbursed by Genentech, which are also included within our share of RITUXAN revenues, increased 8.0% to $16.2 million.

•	Total costs and expenses increased 10.1% in the first quarter of 2010 compared to the same period in 2009. This increase was driven by a 48.6% increase in collaboration profit sharing expense due to TYSABRI revenue growth, a 12.1% increase in selling, general and administrative costs, a 9.9% increase in research and development expense, and the $40.0 million milestone payment made to the former shareholders of Syntonix recorded as acquired in-process research and development (IPR&D) expense during the first quarter of 2010. These increases were primarily offset by a decrease in amortization of acquired intangible assets of 45.2%.

For the three months ended March 31, 2010 we also generated $336.9 million of net cash flows from operations which were primarily driven by our earnings. In addition we also repurchased approximately 10.5 million shares of our common stock at a total cost of approximately $577.6 million during the first quarter of 2010.

Cash and cash equivalents and marketable securities totaled approximately $2,184.9 million as of March 31, 2010.

Business Highlights

•	In April 2010, we announced that our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock. This new repurchase authorization is intended to reduce our shares outstanding with the objective of returning excess cash to shareholders. We intend to retire these shares following repurchase on the open market. This repurchase authorization does not have an expiration date.

•	In March 2010, healthcare reform legislation was enacted in the U.S. This legislation contains several provisions that impact our business, which include expanding rebate coverage to Managed Medicaid and an increase to the rate of rebates for all our drugs dispensed to Medicaid beneficiaries, expanding the 340(B) drug pricing program requiring drug manufacturers to provide discounted product to reduce the Medicare Part D coverage gap, assessing a new fee on manufacturers and importers of branded prescription drugs paid for pursuant to coverage provided under specified government programs and the inclusion of a biosimilars approval pathway granting biologics manufacturers a 12 year period of exclusivity before generic competition can be introduced. The impact of these changes is further discussed below under the subsection titled “Healthcare Reform”.

•	In March 2010, we entered into an agreement with certain funds affiliated with Carl C. Icahn pursuant to which we appointed Dr. Eric K. Rowinsky and Dr. Stephen A. Sherwin to our Board of Directors.

•	In February 2010, we restructured our collaboration agreement with Swedish Orphan Biovitrum (Biovitrum) and assumed full development responsibilities and costs, as well as manufacturing rights for the Factor VIII and Factor IX programs in exchange for increased marketing rights for rest of world territories which had been previously shared between the two companies. These territories are in addition to our existing commercial rights in North America. Biovitrum will retain commercial rights in Europe, Russia, Turkey and the Middle East. As a result of our assuming full development and manufacturing responsibilities, we anticipate higher research and development expense associated with these programs as compared to prior periods during which we shared development costs equally with Biovitrum.

•	In January 2010, we announced that James C. Mullen will retire as our President and Chief Executive Officer on June 8, 2010, and will retire from our Board of Directors upon the completion of his current term as a director upon certification of the election results at our 2010 Annual Meeting of Stockholders. We entered into a transition agreement with Mr. Mullen on January 4, 2010. A search for Mr. Mullen’s successor is underway.

Product and Pipeline Highlights

•	In March 2010, Roche submitted a supplemental biologics license application to the U.S. Food and Drug Administration (FDA) to extend the RITUXAN label in NHL to include maintenance treatment after achieving a response to RITUXAN in combination with chemotherapy for previously untreated patients with advanced, follicular lymphoma, which is a slow growing NHL. Roche previously filed RITUXAN with the European Medicines Agency (EMA) to extend the RITUXAN label in Europe to include maintenance treatment for previously untreated patients with advanced follicular lymphoma.

•	In March 2010, we and Elan initiated a Phase 3b head-to-head study, known as SURPASS, that will evaluate changing to TYSABRI from COPAXONE or REBIF in patients with relapsing remitting multiple sclerosis (RRMS). The study, which is expected to enroll 1,800 patients in 27 countries, will also evaluate the safety and tolerability of changing therapy to TYSABRI.

•	In March 2010, we and Roche announced our decision to suspend ocrelizumab treatment of patients in the RA program following the recommendation of the independent Ocrelizumab RA & Lupus Data and Safety Monitoring Board based upon their assessment of our four RA and two lupus studies. We plan to work with regulators to determine the next steps for these studies. Our current Phase 2 ocrelizumab study for the treatment of RRMS remains on-going at this time.

•	In March 2010, we initiated two clinical studies in the U.S., known as STRATIFY-1 and STRATIFY-2, to evaluate the potential clinical utility of a blood test that is designed to detect antibodies to the JC virus. These studies are intended to define the prevalence of serum JC virus antibody in patients with relapsing MS receiving or considering treatment with TYSABRI and to evaluate the potential to stratify patients into lower or higher risk for developing progressive multifocal leukoencephalopathy (PML) based on antibody status.

•	In March 2010, we and Genentech, a wholly owned member of the Roche Group, were issued a patent by the U.S. Patent and Trademark Office (PTO) related to a method of treating chronic lymphocytic leukemia (CLL) using an anti-CD20 antibody. We subsequently filed a lawsuit in federal court in the Southern District of California alleging infringement of that patent based upon GlaxoSmithKline’s manufacture, marketing and sale of ARZERRA. In February 2010, the FDA approved RITUXAN in combination with fludarabine and cyclophosphamide for patients with previously untreated, as well as previously treated, CD20-positive CLL. These events expand the label for RITUXAN beyond its current use in the treatment of RA and NHL.

•	In January 2010, the EMA recommended updating the TYSABRI label in the E.U. to reflect, among other therapy, that the risk of PML increases after two years of therapy, with limited experience beyond three years. Additional information about the EMA’s recommendations is set forth below under the subsection titled “Product Revenues — TYSABRI”. Preparations are currently underway to update the TYSABRI label. In addition, a Direct Health Care Professional Communication was sent out in February 2010 which provides information consistent with the EMA’s recommendations.

•	In January 2010, we initiated patient enrollment in a registrational study for long-acting recombinant Factor IX in hemophilia B, known as B-LONG. The initiation of this study resulted in the achievement of a milestone, obligating us to pay approximately $40.0 million to the former shareholders of Syntonix.

Results of Operations

Revenues

Revenues are summarized as follows:

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2010		2009

Product:
United States	$410.3	37.0%	$393.0	38.0%
Rest of world	413.9	37.3%	340.4	32.8%

Total product revenues	$824.2	74.3%	$733.4	70.8%
Unconsolidated joint business	254.9	23.0%	278.8	26.9%
Other	29.7	2.7%	24.3	2.3%

Total revenues	$1,108.9	100.0%	$1,036.5	100.0%

Product Revenues

Product revenues are summarized as follows:

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2010		2009

AVONEX	$592.5	71.9%	$555.3	75.8%
TYSABRI	218.6	26.5%	165.2	22.5%
Other	13.1	1.6%	12.9	1.7%

Total product revenues	$824.2	100.0%	$733.4	100.0%

AVONEX

Revenues from AVONEX are summarized as follows:

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2010	2009	Change %

United States	$349.9	$340.0	2.9%
Rest of world	242.6	215.3	12.7%

Total AVONEX revenues	$592.5	$555.3	6.7%

For the three months ended March 31, 2010 compared to the same period in 2009, the increase in U.S. AVONEX revenue was due to price increases offset by decreased commercial demand. Decreased commercial demand resulted in a 9.4% decline in U.S. AVONEX sales volume in the three months ended March 31, 2010 over the prior year comparative period. In addition, during the three months ended March 31, 2010, we experienced higher participation in our Access Program, which provides free product to eligible patients.

For the three months ended March 31, 2010 compared to the same period in 2009, the increase in rest of world AVONEX revenue was due to the positive impact of foreign currency exchange rate changes and increased commercial demand. Increased commercial demand resulted in a 3.7% increase in rest of world AVONEX sales volume in the three months ended March 31, 2010 as compared to the prior year comparative period.

We expect AVONEX to face increasing competition in the MS marketplace in both the U.S. and rest of world from existing and new MS treatments, including oral and other alternative formulations developed by our competitors, the continued growth of TYSABRI and the commercialization of our other pipeline product candidates, which may have a continued negative impact on the unit sales of AVONEX as well as increasing price pressure.

TYSABRI

We collaborate with Elan Pharma International, Ltd (Elan) an affiliate of Elan Corporation, plc, on the development and commercialization of TYSABRI. Please read Note 17, Collaborations, to our Consolidated Financial Statements included within our 2009 Form 10-K for a description of this collaboration. Revenues from TYSABRI are summarized as follows:

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2010	2009	Change %

United States	$60.4	$53.0	14.0%
Rest of world	158.2	112.2	41.0%

Total TYSABRI revenues	$218.6	$165.2	32.3%

For the three months ended March 31, 2010 compared to the same period in 2009, the increase in U.S. TYSABRI revenue was due to the continued increase in the number of patients using TYSABRI in the U.S. Increased commercial demand resulted in a 14.5% increase in U.S. TYSABRI sales volume in the three months ended March 31, 2010 as compared to the prior year comparative period. Net sales of TYSABRI from our collaboration partner, Elan, to third-party customers in the U.S. for each of the three months ended March 31, 2010 and 2009 totaled $135.2 million and $116.0 million, respectively.

For the three months ended March 31, 2010 compared to the same period in 2009, the increase in rest of world TYSABRI revenue was due to the continued increase in the number of patients using TYSABRI in our rest of world markets as well as the positive impact of foreign currency exchange rate changes. Increased commercial demand resulted in a 32.6% increase in rest of world TYSABRI sales volume in the three months ended March 31, 2010 as compared to the prior year comparative period.

Since we reintroduced TYSABRI to the market in July 2006, some patients taking TYSABRI have been diagnosed with PML, a rare but serious brain infection described in the TYSABRI label. In November 2009, the U.S. prescribing information for TYSABRI was revised to reflect that the risk of PML increases with longer treatment duration, and for patients treated for 24 to 36 months is generally similar to the rates seen in clinical trials. The revised label also reflects that there is limited experience beyond three years of treatment and that immune reconstitution inflammatory syndrome (IRIS) has been reported in TYSABRI treated patients who developed PML and subsequently discontinued TYSABRI. In January 2010, the EMA recommended updating the TYSABRI label in the E.U. to reflect that (1) the risk of PML increases after two years of therapy; (2) the limited experience in patients taking TYSABRI beyond three years means that the risk for PML in these patients cannot currently be estimated; and (3) there is a risk for the occurrence of IRIS in patients with TYSABRI induced PML following discontinuation or removal of TYSABRI by plasma exchange, a process that clears TYSABRI from a patients’ blood allowing the immune system to fight the infection. The EMA also recommended that patients have an MRI at baseline and annual MRIs thereafter as well as be informed of the risk of PML through the use of treatment forms at the start of treatment and again after two years of therapy. Preparations are currently underway to update the TYSABRI label. In addition, a Direct Health Care Professional Communication was sent out in February 2010 to all physicians prescribing TYSABRI in the E.U. together with their professional associations, which provides information consistent with the EMA’s recommendations.

We continue to monitor the growth of TYSABRI unit sales, which may be further impacted by the updated prescribing information. We continue to research and develop protocols that may reduce risk and improve outcomes of PML in patients. We are working to identify patient or viral characteristics which contribute to the risk of developing PML, including the presence of asymptomatic JC virus infection with an assay to detect an immune response against the JC virus. Our efforts to improve management of PML by physicians and to improve patient outcomes have included researching plasma exchange to more rapidly remove TYSABRI from a patient, and drug screening that identified mefloquine as an anti-JC virus drug candidate. Specifically with respect to the JC virus antibody assay, we have initiated two clinical studies in the U.S., known as STRATIFY-1 and STRATIFY-2. These studies are intended to define the prevalence of serum JC virus antibody in patients with relapsing MS receiving or considering treatment with TYSABRI and to evaluate the potential to stratify patients into lower or higher risk for developing PML based on antibody status. Our efforts at stratifying patients into lower or higher risk for developing PML, including evaluating the potential clinical utility of a JC virus antibody assay, and other ongoing or future clinical trials involving TYSABRI, may have a negative impact on prescribing behavior which may result in decreased product revenues from sales of TYSABRI.

Unconsolidated Joint Business Revenue

We collaborate with Genentech on the development and commercialization of RITUXAN. Please read Note 17, Collaborations, to our Consolidated Financial Statements included within our 2009 Form 10-K,

for a description of this collaboration. Revenues from unconsolidated joint business are summarized as follows:

	For the Three Months
	Ended March 31
(In millions, except percentages)	2010	2009	Change %

Biogen Idec’s share of co-promotion profits in the U.S.	$200.3	$179.5	11.6%
Reimbursement of selling and development expense in the U.S.	16.2	15.0	8.0%
Revenue on sales of RITUXAN in the rest of world	38.4	84.3	(54.4)%

Total unconsolidated joint business revenues	$254.9	$278.8	(8.6)%

The following table provides a summary of amounts comprising our share of co-promotion profits in the U.S.:

	For the Three Months
	Ended March 31
(In millions, except percentages)	2010	2009	Change %

Product revenues, net	$686.7	$641.6	7.0%
Costs and expenses	173.5	180.3	(3.8)%

Co-promotion profits in the U.S.	$513.2	$461.3	11.3%

Biogen Idec’s share of co-promotion profits in the U.S.	$200.3	$179.5	11.6%

For the three months ended March 31, 2010 compared to the same period in 2009, the increase in U.S. RITUXAN product revenues on sales recorded by Genentech resulted from continued unit growth and price increases. Collaboration costs and expenses for the three months ended March 31, 2010 compared to the same period in 2009 decreased primarily due to higher costs incurred in development of RITUXAN for use in other indications during 2009.

Under our collaboration agreement, our current pretax co-promotion profit-sharing formula, which resets annually, provides for a 40% share of co-promotion profits if co-promotion operating profits exceed $50.0 million. In 2010 and 2009, the 40% threshold was met during the first quarter. Our agreement with Genentech also provides that the successful development and commercialization of the first New Anti-CD20 Product will decrease our percentage of co-promotion profits of the collaboration. Please read Note 17, Collaborations, to our Consolidated Financial Statements included within our 2009 Form 10-K, for additional information regarding the pretax co-promotion profit sharing formula for RITUXAN and New Anti-CD20 Products sold by us and Genentech following the approval date of the first New Anti-CD20 Product.

For the three months ended March 31, 2010 compared to the same period in 2009, the increase in selling and development expenses incurred by us in the U.S. and reimbursed by Genentech was primarily the result of our increased clinical development and marketing expenses associated with the continued development of RITUXAN. As discussed in Note 17, Collaborations, to our Consolidated Financial Statements included within our 2009 Form 10-K, Genentech incurs the majority of continuing development costs for RITUXAN. Expenses incurred by Genentech in the development of RITUXAN are not recorded as research and development expense, but rather reduce our share of co-promotion profits recorded as a component of unconsolidated joint business revenue. Costs associated with the development of other anti-CD20 products, such as GA101, are recorded as research and development expense; however, upon achievement of the successful commercialization of these products, additional costs incurred in their continuing development will no longer be recorded as research and development expense but will instead reduce our share of co-promotion profits recorded as a component of unconsolidated joint business revenue.

For the three months ended March 31, 2010 compared to the same period in 2009, revenues on sales of RITUXAN in the rest of world continue to decline due to royalty expirations in certain of our rest of world markets. The royalty period for sales in the rest of world with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. Specifically, the royalty periods with respect to sales in France, Spain, Germany and the United Kingdom expired in 2009. The royalty period with respect to sales in Italy expired in this quarter. The royalty periods for substantially all of the remaining royalty-bearing sales of RITUXAN in the rest of the world will subsequently expire through 2012. As a result of these expirations, we expect royalty revenues derived from sales of RITUXAN in the rest of world to continue to decline in future periods.

Other Revenues

Other revenues are summarized as follows:

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2010	2009	Change %

Royalty revenues	$26.0	$24.1	7.9%
Corporate partner revenues	3.7	0.2	1750.0%

Total other revenues	$29.7	$24.3	22.2%

We receive royalties on sales by our licensees of a number of products covered under patents we own. For the three months ended March 31, 2010 compared to the same period in 2009, total royalty revenues were similar.

Our most significant source of royalty revenue is derived from sales of ANGIOMAX by The Medicines Company (TMC). TMC sells ANGIOMAX in the U.S., Europe, Canada, and Latin America. Royalty revenues related to the sales of ANGIOMAX are recognized in an amount equal to the level of net sales achieved during a calendar year multiplied by the royalty rate in effect for that tier under our agreement with TMC. The royalty rate increases based upon which tier of total net sales are earned in any calendar year. The increased royalty rate is applied retroactively to the first dollar of net sales achieved during the year. This formula has the effect of increasing the amount of royalty revenue to be recognized in later quarters. Accordingly, an adjustment is recorded in the period in which an increase in royalty rate has been achieved.

Under the terms of our agreement, TMC is obligated to pay us royalties earned, on a country-by-country basis, until the later of (1) twelve years from the date of the first commercial sale of ANGIOMAX in such country and (2) the date upon which the product is no longer covered by a patent in such country. The annual royalty rate is reduced by a specified percentage in any country where the product is no longer covered by a patent and where sales have been reduced to a certain volume-based market share. TMC began selling ANGIOMAX in the U.S. in January 2001. The principal U.S. patent that covers ANGIOMAX was due to expire in March 2010 and TMC applied for an extension of the term of this patent. The PTO rejected TMC’s application because in its view the application was not timely filed, but extended the patent term until May 2010. TMC is in legal proceedings against the PTO seeking to extend to December 2014 the term of the principal U.S. patent. In the event that TMC is unsuccessful in obtaining such a patent term extension and third parties sell products comparable to ANGIOMAX after the period of marketing exclusivity expires (the FDA granted TMC an additional six-month period of marketing exclusivity for ANGIOMAX for having investigated its use in pediatric patients), we would expect a significant decrease in royalty revenues due to both lower royalty rates and increased competition.

Provision for Discounts and Allowances

Revenues from product sales are recorded net of applicable allowances for trade term discounts, wholesaler incentives, Medicaid rebates, Veterans Administration (VA) and Public Health Service (PHS) discounts, managed care rebates, product returns, and other applicable allowances. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2010	2009	Change %

Discounts	$19.3	$17.2	12.2%
Contractual adjustments	55.9	41.8	33.7%
Returns	4.6	5.9	(22.0)%

Total reserves	$79.8	$64.9	23.0%

Gross Product Revenues	$904.0	$798.3	13.2%

Percent of gross product revenues	8.8%	8.1%	8.6%

Discount reserves include trade term discounts and wholesaler incentives. For the three months ended March 31, 2010 compared to the same period in 2009, the increase in discounts was primarily driven by increases in trade term discounts and wholesaler incentives as a result of increased sales.

Contractual adjustment reserves relate to Medicaid and managed care rebates, VA and PHS discounts and other applicable allowances. For the three months ended March 31, 2010 compared to the same period in 2009, contractual adjustments increased primarily due to the impact of higher reserves resulting from U.S. healthcare reform legislation, increased activity under managed care programs and increased rebates and discounts resulting from U.S. price increases.

Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. We also accept returns from our patients for various reasons. For the three months ended March 31, 2010 compared to the same period in 2009, return reserves remained relatively unchanged.

Healthcare Reform

In March 2010, healthcare reform legislation was enacted in the U.S. This legislation contains several provisions that impact our business.

Although many provisions of the new legislation do not take effect immediately, several provisions became effective in the first quarter of 2010. These include (1) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on our branded prescription drugs; (2) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (3) the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers.

Beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e. the “donut hole”). Also, beginning in 2011, we will be assessed our share of a new fee assessed on all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and VA and PHS discount programs) made during the previous year. The aggregated industry wide fee is expected to total $28 billion through 2019, ranging from $2.5 billion to $4.1 billion annually.

Presently, uncertainty exists as many of the specific determinations necessary to implement this new legislation have yet to be decided and communicated to industry participants. For example, we do not yet know when and how discounts will be provided to the additional hospitals eligible to participate under the 340(B) program. In addition, determinations as to how the Medicare Part D coverage gap will operate and how the annual fee on branded prescription drugs will be calculated and allocated remain to be clarified, though, as noted above, these programs will not be effective until 2011. We have made several estimates with regard to important assumptions relevant to determining the financial impact of this legislation on our business due to the lack of availability of both certain information and complete understanding of how the process of applying the legislation will be implemented.

In 2010, we expect that the new legislation will reduce our revenues by approximately $70 to $90 million as a result of the higher rebates and discounts on our products. We are still assessing the full extent of this legislation’s longer term impact on our business. While certain aspects of the new legislation implemented in 2010 are expected to reduce our revenues in 2010 and in future years, other provisions of this legislation may offset, at some level, any reduction in revenues when these provisions become effective. In future years, based on our understanding, these other provisions are expected to result in higher revenues due to an increase in the total number of patients covered by health insurance and an expectation that existing insurance coverage will provide more comprehensive consumer protections. This would include a federal subsidy for a portion of a beneficiary’s out-of-pocket cost under Medicare Part D. However, these higher revenues will be negatively impacted by the branded prescription drug manufacturers fee.

In addition, we anticipate seeing continued efforts to reduce healthcare costs in many other countries outside the U.S. For example, the German government is expected to implement measures during the second half of 2010 that, among other things, increase mandatory discounts and impose a three year price freeze on pharmaceuticals, based on 2009 pricing. We expect that our revenues would be negatively impacted if these or similar measures are implemented.

Costs and Expenses

Total costs and expenses are summarized as follows:

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2010	2009	% Change

Cost of sales, excluding amortization of acquired intangible assets	$97.1	$98.2	(1.2)%
Research and development	307.0	279.5	9.9%
Selling, general and administrative	248.7	221.8	12.1%
Collaboration profit sharing	63.6	42.8	48.6%
Amortization of acquired intangible assets	48.9	89.2	(45.2)%
Acquired in-process research and development	40.0	—	—

Total costs and expenses	$805.2	$731.5	10.1%

Cost of Sales, Excluding Amortization of Acquired Intangible Assets (Cost of Sales)

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2010	2009	Change %

Cost of sales	$97.1	$98.2	(1.2)%

For the three months ended March 31, 2010 compared to the same period in 2009, the decrease in cost of sales was essentially unchanged.

Research and Development

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2010	2009	Change %

Research and development	$307.0	$279.5	9.9%

For the three months ended March 31, 2010 compared to the same period in 2009, the increase in research and development expense was primarily due to increased clinical activity related to our Factor IX and Factor VIII programs and the related restructuring of the collaboration agreement with Biovitrum, whereby we assumed full development and manufacturing responsibilities for these programs and as a result incurred increased costs.

In addition, our R&D spend also increased as a result of increasing clinical trial activity for certain product candidates in or near registrational stage development, including among others, PEGylated interferon beta-1a and Daclizumab. These increases were offset by a reduction in spending in certain programs, including Adentri, Lumiliximab and CDP323, which were deprioritized in 2009. For the three months ended March 31, 2010 compared to the same period in 2009, milestone payments included within research and development expense totaled $6.0 million and $10.0 million, respectively.

The timing of upfront fees and milestone payments in the future may cause variability in future research and development expense. As of March 31, 2010, we anticipate that we may pay approximately $33.0 million of additional milestone payments during the remainder of 2010, provided various developmental milestones are achieved. Included within this amount is a $30.0 million milestone payable to Facet Biotech Corporation, our collaborative partner for the development and commercialization of Daclizumab, due upon enrollment of the first patient in a Phase 3 trial in relapsing MS, known as DECIDE. This milestone is expected to be achieved in the second quarter of 2010.

Selling, General and Administrative

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2010	2009	Change %

Selling, general and administrative	$248.7	$221.8	12.1%

For the three months ended March 31, 2010 compared to the same period in 2009, selling, general and administrative expenses increased primarily due to increased sales and marketing activities in support of AVONEX and TYSABRI, the negative impact of foreign currency exchange rates and $10.6 million of additional expense recognized related to the modification of equity based compensation in accordance with the transition agreement entered into with James C. Mullen, who will retire as our President and Chief Executive Officer on June 8, 2010.

Collaboration Profit Sharing

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2010	2009	Change %

Collaboration profit sharing	$63.6	$42.8	48.6%

For the three months ended March 31, 2010 compared to the same period in 2009, the increase in collaboration profit sharing expense was due to the continued increase in TYSABRI rest of world sales resulting in higher rest of world net operating profits to be shared with Elan and resulting in growth in the third-party royalties Elan paid on behalf of the collaboration. For the three months ended March 31, 2010 compared to the same period in 2009, our collaboration profit sharing expense included $11.4 million and $8.1 million, respectively, related to the reimbursement of third-party royalty payments made by Elan. Please read Note 17, Collaborations, to our Consolidated Financial Statements included within our 2009 Form 10-K for a description of this collaboration.

Amortization of Acquired Intangible Assets

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2010	2009	Change %

Amortization of acquired intangible assets	$48.9	$89.2	(45.2)%

For the three months ended March 31, 2010 compared to the same period in 2009, amortization of acquired intangible assets decreased significantly primarily as a result of a change in the amortization for the core technology related to our AVONEX product which is our most significant intangible asset. Our amortization policy reflects our belief that the economic benefit of our core technology is consumed as revenue is generated from our AVONEX product. We refer to this amortization methodology as the economic consumption model. An analysis of the anticipated lifetime revenue of AVONEX is performed at least annually during our long range planning cycle each year. This analysis serves as the basis for the calculation of economic consumption amortization model.

We completed our most recent long range planning cycle in the third quarter of 2009. This analysis is based upon certain assumptions that we evaluate on a periodic basis, such as the anticipated product sales of AVONEX and expected impact of competitive products and our own pipeline product candidates, as well as the issuance of new patents or the extension of existing patents. The results of our most recent analysis were most significantly impacted by the issuance in September 2009 of a U.S. patent covering the treatment of MS with AVONEX, which resulted in an increase in the total expected lifetime revenue of AVONEX and an extension of the assumed remaining life of our core intangible asset. Based upon this most recent analysis, amortization of intangible assets, included within our consolidated balance sheet as of March 31, 2010, is expected to be in the range of approximately $160.0 million to $220.0 million for each of the next five years.

Acquired In-Process Research and Development (IPR&D)

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2010	2009	Change %

Acquired in-process research and development	$40.0	$—	—

In connection with our acquisition of Syntonix, we agreed to make additional future consideration payments contingent upon the achievement of certain milestone events. In January 2010, we initiated patient enrollment in a registrational study for long-acting recombinant Factor IX in hemophilia B, known as B-LONG. The initiation of this study resulted in the achievement of a milestone under the acquisition agreement, obligating us to pay approximately $40.0 million to the former shareholders of Syntonix. This amount is reflected as IPR&D expense within our consolidated statement of income for the three months ended March 31, 2010.

Other Income (Expense), Net

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2010	2009	Change %

Interest income	$8.9	$14.8	(39.9)%
Interest expense	(8.3)	(9.9)	16.2%
Impairments of investments	(15.8)	(6.1)	(159.0)%
Net realized gains on foreign currency transactions	1.0	3.0	(66.7)%
Net realized gains on marketable securities	5.0	4.3	16.3%
Other, net	0.8	0.7	14.3%

Total other income (expense), net	$(8.4)	$6.8	(223.5)%

Interest Income

For the three months ended March 31, 2010 compared to the same period in 2009, interest income decreased primarily due to lower yields on cash, cash equivalents, and marketable securities and lower average cash balances.

Impairment on Investments

For the three months ended March 31, 2010 and 2009, we recognized $15.8 million and $2.5 million, respectively, in charges for the other-than-temporary impairment of our publicly held strategic investments and investments in privately-held companies. The increase in the three months ended March 31, 2010 compared to the same period in 2009 was primarily the result of AVEO Pharmaceuticals, Inc., one of our strategic investments, executing an equity offering at an amount below our cost basis.

For the three months ended March 31, 2009, we recognized other-than-temporary impairment charges of $3.6 million on our marketable debt securities. No impairments were recognized related to our marketable debt securities for the three months ended March 31, 2010.

Impairment on Property

We own or lease real estate primarily consisting of buildings that contain research laboratories, office space, and biologic manufacturing operations, some of which are located in markets that are experiencing high vacancy rates and decreasing property values. If we decide to consolidate, co-locate or dispose of certain aspects of our business operations, for strategic or other operational reasons, we may dispose of one or more of our properties. Due to reduced expectations of product demand, improved yields on production and other factors, we may not fully utilize our manufacturing facilities at normal levels resulting in idle time at facilities or substantial excess manufacturing capacity. We are always evaluating our current strategy, as well as other alternatives, including whether to delay completion of a manufacturing facility in Denmark. If any of our owned properties are held for sale and we determine that the fair value of the properties is lower than their book value, we may not realize the full investment in these properties and incur significant impairment charges. In addition, if we decide to fully or partially vacate a leased property, we may incur significant cost, including lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements.

Income Tax Provision

Tax Rate

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2010	2009	Change %

Effective tax rate	25.5%	21.0%	21.4%
Income tax expense	$75.3	$65.2	15.5%

Our effective tax rate will fluctuate from period to period due to several factors including the nature of our global operations. The factors that most significantly impact our effective tax rate include the variability in the allocation of our taxable earnings in multiple jurisdictions, changes in tax laws, acquisitions and licensing transactions.

For the three months ended March 31, 2010 and 2009, our effective tax rates were 25.5% and 21.0%, respectively. The increase in our tax rate for the three months ended March 31, 2010 compared to the same period in 2009 was primarily a result of the expiration of the federal research and development tax credit at the end of 2009 and, in the first quarter of 2009, a favorable change in certain state tax laws. As a result of the 2009 changes in tax law we reduced our first quarter 2009 tax expense by $30.2 million. The federal research and development tax credit had a 1.6% favorable impact on our effective tax rate for first quarter of 2009. The unfavorable impact of not having these benefits recur in 2010 was partially offset by a higher percentage of our profits being earned in lower rate international jurisdictions. This change is caused by lower 2010 domestic earnings, as a proportion of total consolidated earnings due to the recently enacted U.S. healthcare reform legislation, the growth in our international operations and a reorganization of our international operations. During 2010, we also had a favorable impact from a statutory increase in the U.S. manufacturers tax deduction.

We expect our full-year 2010 effective tax rate to be between 28% and 30%. This rate does not consider the impact of a potential renewal of the U.S. federal research and development tax credit. Please read Note 13, Income Taxes to our Consolidated Financial Statements included in this report for a detailed income tax rate reconciliation for the three months ended March 31, 2010 and 2009.

Financial Condition and Liquidity

Our financial condition is summarized as follows:

	As of	As of
(In millions, except percentages)	March 31, 2010	December 31, 2009	Change%

Financial assets:
Cash and cash equivalents	$639.6	$581.9	9.9%
Marketable securities — current	513.1	681.8	(24.7)%
Marketable securities — non-current	1,032.2	1,194.1	(13.6)%

Total financial assets	$2,184.9	$2,457.8	(11.1)%

Borrowings:
Current portion of notes payable and line of credit	$19.1	$19.8	(3.3)%
Notes payable and line of credit	1,076.2	1,080.2	(0.4)%

Total borrowings	$1,095.3	$1,100.0	(0.4)%

Working Capital:
Current assets	$2,409.0	$2,480.6	(2.9)%
Current liabilities	(682.3)	(714.9)	4.6%

Total working capital	$1,726.7	$1,765.7	(2.2)%

For the three months ended March 31, 2010, certain significant cash flows were as follows:

• $577.6 million used for share repurchases;

• $329.6 million in net proceeds received on sales of marketable securities;

•	$52.8 million in proceeds from the issuance of stock for share-based compensation arrangements;

•	$40.0 million payment made to the former shareholders of Syntonix recognized as IPR&D expense; and

• $38.2 million used for purchases of property, plant and equipment.

For the three months ended March 31, 2009, certain significant cash flows were as follows:

• $57.6 million used for share repurchases;

• $62.9 million in total payments for income taxes;

• $52.7 million used for net purchases of marketable securities; and

• $37.0 million used for purchases of property, plant and equipment.

We have financed our operating and capital expenditures principally through cash flows from our operations. We expect to continue financing our current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that existing funds, cash generated from operations and existing sources of, and access to, financing are adequate to satisfy our operating, working capital, strategic alliance and acquisition, milestone payment, capital expenditure and debt service requirements for the foreseeable future. In addition, we plan to opportunistically return cash to shareholders and pursue other business initiatives, including acquisition and licensing activities. We may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

Please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report for items that could negatively impact our cash position and ability to fund future operations.

Share Repurchase Programs

In October 2009, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock with the objective of reducing shares outstanding and returning excess cash to shareholders. This repurchase program was completed during the first quarter of 2010. During the three months ended March 31, 2010, approximately 10.5 million shares of our common stock were repurchased for approximately $577.6 million under this program. During 2009, we repurchased approximately 8.8 million shares under this program at a cost of approximately $422.4 million. All shares repurchased under this program were retired.

In April 2010, we announced that our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock. This new repurchase authorization is intended to reduce our shares outstanding with the objective of returning excess cash to shareholders. We intend to retire these shares following repurchase on the open market. This repurchase authorization does not have an expiration date.

Cash, Cash Equivalents and Marketable Securities

Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments and other interest bearing marketable debt instruments in accordance with our investment policy. We attempt to mitigate credit risk in our cash reserves and marketable securities by maintaining a well diversified portfolio that limits the amount of investment exposure as to institution, maturity, and investment type. In particular, the value of our investments may be adversely affected by increases in interest rates, downgrades in the corporate bonds included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in other-than-temporary declines in the value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost which could adversely impact our financial position and our overall liquidity. Please read Note 6, Fair Value Measurements to our Consolidated Financial Statements included in this report for a summary of the fair value and valuation methods of our marketable securities as of March 31, 2010 and December 31, 2009.

The decrease in cash and marketable securities from December 31, 2009 is primarily due to share repurchases, purchases of property, plant and equipment, tax payments and the $40.0 milestone payment paid to the former shareholders of Syntonix offset by an increase in cash from operations and proceeds from the issuance of stock under our share-based compensation arrangements.

Borrowings

There have been no significant changes in our borrowings since December 31, 2009.

We have a $360.0 million senior unsecured revolving credit facility, which we may use for future working capital and general corporate purposes. This facility terminates in June 2012. As of March 31, 2010 and December 31, 2009, there were no borrowings under this credit facility and we were in compliance with applicable covenants. The credit rating on our Senior Notes at March 31, 2010, was Baa3 with a stable outlook by Moody’s Investors Service and BBB+ with a stable outlook by Standard & Poor’s. Please read Note 6, Fair Value Measurements to our Consolidated Financial Statements included in this report for a summary of the fair and carrying value of outstanding borrowings as of March 31, 2010 and December 31, 2009.

Working Capital

We define working capital as current assets less current liabilities. The decrease in working capital from December 31, 2009 primarily reflects the overall decrease in current assets of $71.6 million and was primarily due to the net decrease in cash, cash equivalents and marketable securities resulting from our return of excess cash to shareholders via completion of our 2009 share repurchase program, offset by the overall reduction of current liabilities of $32.6 million. The reduction in current liabilities was driven by a $67.9 million reduction in accrued expenses and other, primarily related to the payment of 2009 annual bonus amounts due to employees and the payment of interest on our Senior Notes, which is payable March 1 and September 1 of each year, offset by an increase in balances attributable to taxes payable.

Cash Flows

The following table summarizes our cash flow activity:

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2010	2009	Change %

Net cash flows provided by operating activities	$336.9	$300.8	12.0%
Net cash flows provided by (used in) investing activities	$249.7	$(91.7)	372.3%
Net cash flows used in financing activities	$(523.5)	$(66.9)	(682.1)%

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

Operating cash flow is derived by adjusting net income for:

•	Non-cash operating items such as depreciation and amortization, impairment charges and share-based compensation charges;

•	Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and

•	The payment of contingent milestones associated with our prior acquisitions of businesses.

The increase in cash provided by operating activities for the three months ended March 31, 2010 compared to the same period in 2009, was primarily driven by a decrease in payments related to accrued expenses and income tax liabilities offset by an increase in receivables due from unconsolidated joint business.

Investing Activities

The increase in cash provided by investing activities is primarily due to net sales of marketable securities during the three months ended March 31, 2010 compared to the same period in 2009, offset by our milestone payment made to the former shareholders of Syntonix.

Net proceeds received on net sales of marketable securities totaled $329.6 million for the three months ended March 31, 2010 as compared to net purchases of $52.7 million made during the same period in 2009.

Financing Activities

The increase in cash used in financing activities is due principally to increases in the amounts of our common stock repurchased compared to the same period in 2009. In the three months ended March 31, 2010, we repurchased approximately 10.5 million shares of our common stock for approximately $577.6 million as compared to 1.2 million shares for approximately $57.6 million in the three months ended March 31, 2009.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our contractual obligations primarily consists of our obligations under non-cancellable operating leases, our notes payable and line of credit and other purchase obligations, excluding amounts related to uncertain tax positions, amounts payable to tax authorities, funding commitments, contingent milestone payments, and other off-balance sheet arrangements as described below. There have been no significant changes in our contractual obligations since December 31, 2009.

Tax Related Obligations

We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of March 31, 2010, we have approximately $57.6 million of long-term liabilities associated with uncertain tax positions.

In addition, our summary of contractual obligations excludes amounts related to the settlement of certain federal and state tax audits in the fourth quarter of 2009. As of March 31, 2010, we expect to pay approximately $88.5 million within the next six months in connection with such settlements.

Funding Commitments

As of March 31, 2010, we have funding commitments of up to approximately $23.1 million as part of our investment in biotechnology oriented venture capital investments.

As of March 31, 2010, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded $30.3 million of accrued expenses on our consolidated balance sheet for work done by CROs as of March 31, 2010. We have approximately $400.0 million in cancellable future commitments based on existing CRO contracts as of March 31, 2010, which are not included within contractual obligations as they are cancellable.

Contingent Milestone Payments

Based on our development plans as of March 31, 2010, we have committed to make potential future milestone payments to third parties of up to $1,400.0 million as part of our various collaborations including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of March 31, 2010, such contingencies have not been recorded in our financial statements. As of March 31, 2010, we anticipate that we may make approximately $33.0 million of additional milestone payments during the remainder of 2010, provided various developmental milestones are achieved.

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.

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

Legal Matters

Please read Note 16, Litigation to our Consolidated Financial Statements included in this report for a discussion of legal matters as of March 31, 2010.

New Accounting Standards

Refer read Note 18, New Accounting Pronouncements to our Consolidated Financial Statements included in this report for a discussion of new accounting standards.

Critical Accounting Estimates

The discussion and analysis of our financial position and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements in accordance with U.S. GAAP requires us to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and related allowances, marketable securities, derivatives and hedging activities, inventory, impairments of long-lived assets including intangible assets, impairments of goodwill, the consolidation of variable interest entities, income taxes including the valuation allowance for deferred tax assets, valuation of investments, research and development expenses, contingencies and litigation, and share-based payments. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2009 Form 10-K for a discussion of our critical accounting estimates.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2009 Form 10-K. There have been no material changes in the first three months of 2010 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Securities Exchange Act), as of March 31, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

Please read Note 16, Litigation, to our Consolidated Financial Statements included in this report, which is incorporated into this item by reference.

Item 1A.	Risk Factors

We are substantially dependent on revenues from our three principal products.

Our current and future revenues depend upon continued sales of our three principal products, AVONEX, RITUXAN and TYSABRI, which represented substantially all of our total revenues during 2009 and the first quarter of 2010. Although we have developed and continue to develop additional products for commercial introduction, we expect to be substantially dependent on sales from these three products for many years. Any negative developments relating to any of these products, such as safety or efficacy issues, the introduction or greater acceptance of competing products, including biosimilars, or adverse regulatory or legislative developments may reduce our revenues and adversely affect our results of operations.

TYSABRI’s sales growth is important to our success.

We expect that our revenue growth over the next several years will be dependent upon sales of TYSABRI. If we are not successful in growing sales of TYSABRI, our future business plans, revenue growth and results of operations may be adversely affected.

TYSABRI’s sales growth cannot be certain given the significant restrictions on use and the significant safety warnings in the label, including the risk of developing progressive multifocal leukoencephalopathy (PML), a rare but serious brain infection. The risk of developing PML increases with longer treatment duration, with limited experience beyond three years of treatment. This may cause prescribing physicians or patients to suspend treatment with TYSABRI. If the incidence of PML at various durations of exposure were to exceed the rate implied in the TYSABRI label, it could limit sales growth, prompt regulatory review, require significant changes to the label or result in market withdrawal. Additional regulatory restrictions on the use of TYSABRI or safety-related label changes, including enhanced risk management programs, whether as a result of additional cases of PML or otherwise, may significantly reduce expected revenues and require significant expense and management time to address the associated legal and regulatory issues. In addition, ongoing or future clinical trials involving TYSABRI and efforts at stratifying patients into lower or higher risk for developing PML, including evaluating the potential clinical utility of a JC virus antibody assay, may have an adverse impact on prescribing behavior and reduce sales of TYSABRI.

Because of the significant restrictions on use, TYSABRI sales may be especially sensitive to new competing products. A number of such products are expected to be approved for use in multiple sclerosis beginning in 2010. If these products have a similar or more attractive profile in terms of efficacy, convenience or safety, future sales of TYSABRI could be limited, which would reduce our revenues.

If we fail to compete effectively, our business and market position would suffer.

The biotechnology and pharmaceutical industry is intensely competitive. We compete in the marketing and sale of our products, the development of new products and processes, the acquisition of rights to new products with commercial potential and the hiring and retention of personnel. We compete with biotechnology and pharmaceutical companies that have a greater number of products on the market and in the product pipeline, greater financial and other resources and other technological or competitive advantages. One or more of our competitors may receive patent protection that dominates, blocks or adversely affects our product development or business, may benefit from significantly greater sales and marketing capabilities, and may develop products that are accepted more widely than ours. The introduction of more efficacious, safer, cheaper, or more convenient alternatives to our products could reduce our revenues and the value of our product development efforts. In addition, recently enacted healthcare reform legislation in the U.S. has created a pathway for the FDA to approve biosimilars, which could compete on price and differentiation with products that we now or could in the future market.

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

The U.S. Congress recently enacted legislation to reform the health care system. While this legislation will, over time, increase the number of patients who have insurance coverage for our products, it also imposes cost containment measures that adversely affect the amount of reimbursement for our products. These measures include increasing the minimum rebates for our drugs covered by Medicaid programs and extending such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as expansion of the 340(B) Public Health Services drug discount program.

Some states are also considering legislation that would control the prices of drugs, and state Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform in the future.

We encounter similar regulatory and legislative issues in most other countries. In the European Union and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. This international system of price regulations may limit or reduce our prices or lead to inconsistent prices. Within the European Union and in other countries, the availability of our products in some markets at lower prices undermines our sales in some markets with higher prices. Additionally, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets. This may create the opportunity for third party cross border trade or influence our decision to sell or not to sell a product, thus affecting our geographic expansion plans. In addition, we expect to see continued efforts to reduce healthcare costs in our international markets. For example, the German government is expected during the second half of 2010 to implement measures that, among other things, increase mandatory discounts and impose a three year price freeze on pharmaceuticals based on 2009 pricing.

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

•	we are not fully in control of the royalty or profit sharing revenues we receive from collaborators, which may be adversely affected by patent expirations, pricing or health care reforms, other legal and regulatory developments, the introduction of competitive products, and new indication approvals which may affect the sales of collaboration products;

•	any failure on the part of our collaboration partners to comply with applicable laws and regulatory requirements in the sale and marketing of our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings; and

•	collaborations often require the parties to cooperate, and failure to do so effectively could have an adverse impact on product sales by our collaborators and partners, and could adversely affect the clinical development of products or programs under joint control.

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

We anticipate growing through internal development projects as well as external opportunities, which include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. The availability of high quality opportunities is limited and we are not certain that we will be able to identify candidates that we and our shareholders consider suitable or complete transactions on terms that are acceptable to us and our shareholders. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. Even if we are able to successfully identify and complete acquisitions, we may not be able to integrate them or take full advantage of them and therefore may not realize the benefits that we expect. In addition, third parties may be reluctant to partner with us due to the uncertainty created by the presence on our Board of Directors of three individuals nominated by an activist shareholder and the possibility that activist shareholders may gain additional representation on or control of our Board of Directors. If we are unsuccessful in our external growth program, we may not be able to grow our business significantly and we may incur asset impairment charges as a result of acquisitions that are not successful.

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

If we fail to meet the stringent requirements of governmental regulation in the manufacture of our products, we could incur substantial costs and a reduction in sales.

We and our third party providers are generally required to maintain compliance with current Good Manufacturing Practice and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. In addition, the FDA must approve any significant changes to our suppliers or manufacturing methods. If we or our third party service providers cannot demonstrate ongoing current Good Manufacturing Practice compliance, we may be required to withdraw or recall product, interrupt commercial supply of our products or seek more costly manufacturing alternatives. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions. This non-compliance could increase our costs, cause us to lose revenue or market share and damage our reputation.

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

The enactment in the U.S. of health care reform, potential regulations easing the entry of competing follow-on biologics in the marketplace, new legislation or implementation of existing statutory provisions on importation of lower-cost competing drugs from other jurisdictions, and legislation on comparative effectiveness research are examples of previously enacted and possible future changes in laws that could adversely affect our business. In addition, the Food and Drug Administration Amendments Act of 2007 included new authorization for the FDA to require post-market safety monitoring, along with an expanded clinical trials registry and clinical trials results database, and expanded authority for the FDA to impose civil monetary penalties on companies that fail to meet certain commitments.

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

We rely solely on our manufacturing facility in Research Triangle Park, North Carolina for the production of TYSABRI. Our global bulk supply of TYSABRI depends on the uninterrupted and efficient operation of this facility, which could be adversely affected by equipment failures, labor shortages (whether as a result of pandemic flu outbreak or otherwise), natural disasters, power failures and numerous other factors. If we are unable to meet demand for TYSABRI for any reason, we would need to rely on a limited number of qualified third party contract manufacturers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers or that the FDA would approve our use of such manufacturers on a timely basis, if at all. Moreover, the transition of our manufacturing process to a third party could take a significant amount of time, involve significant expense and increase our manufacturing costs.

Our investments in properties, including our manufacturing facilities, may not be fully realizable.

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

Due to reduced expectations of product demand, improved yields on production and other factors, we may not fully utilize our manufacturing facilities at normal levels resulting in idle time at facilities or substantial excess manufacturing capacity. We are always evaluating our current manufacturing strategy, and may pursue alternatives that include delaying the completion of a manufacturing facility in Denmark or disposing of manufacturing facilities.

If any of our owned properties are held for sale and we determine that the fair value of the properties is lower than their book value, we may not realize the full investment in these properties and incur significant impairment charges. In addition, if we decide to fully or partially vacate a leased property, we may incur significant cost, including lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements.

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

We also source all of our fill-finish and the majority of our final product storage operations, along with a substantial portion of our packaging operations, to a concentrated group of third party contractors. Any third party we use to fill-finish, package or store our products to be sold in the U.S. must be licensed by the FDA. As a result, alternative third party providers may not be readily available on a timely basis or, if available, may be more costly than current providers. The manufacture of products and product components, fill-finish, packaging and storage of our products require successful coordination among us and multiple third party providers. Our inability to coordinate these efforts, the lack of capacity available at a third party contractor or any other problems with the operations of these third party contractors could require us to delay shipment of saleable products; recall products previously shipped or impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share, diminish our profitability or damage our reputation.

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

The achievement of our commercial, research and development and external growth objectives depends upon our ability to attract and retain qualified scientific, manufacturing, sales and marketing and executive personnel and develop and maintain relationships with qualified clinical researchers and key distributors. Competition for these people and relationships is intense and comes from a variety of sources, including pharmaceutical and biotechnology companies, universities and non-profit research organizations. It may be more difficult for us to attract and retain these people and relationships due to the uncertainty created by the presence on our Board of Directors of three individuals nominated by an activist shareholder and the possibility that activist shareholders may gain additional representation on or control of our Board of Directors.

We are currently conducting searches for successors to our Chief Executive Officer, who will retire in June 2010, and our President, Research and Development, who retired in October 2009. Recruiting qualified candidates for such senior executive positions within the life sciences industry when there have been three successive proxy contests for elections of our Board of Directors is challenging. In addition, it may be more difficult for us to recruit and retain other personnel as we continue to search for successors to our Chief Executive Officer and President, Research and Development.

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

Recent proxy contests have been costly and disruptive, and the presence of directors nominated by an activist shareholder and the possibility that activist shareholders may gain additional representation on or control of our Board of Directors could cause uncertainty about the direction of our business.

Entities affiliated with Carl Icahn have commenced proxy contests in each of the past three years. These proxy contests have been disruptive to our operations and caused us to incur substantial costs. The SEC has recently proposed to give shareholders the ability to include director nominees and proposals relating to a shareholder nomination process in company proxy materials, which would make it easier for activists to nominate directors to our Board of Directors. If the SEC implements its proxy access proposal, we may face an increase in the number of shareholder nominees for election to our Board of Directors. Future proxy contests could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plans.

As a result of our proxy contests with the Icahn entities, three of their director nominees have been elected to our Board of Directors. Another activist shareholder has also publicly advocated for certain changes at our company. These and other existing or potential shareholders may attempt to gain additional representation on or control of our Board of Directors, the possibility of which may create uncertainty regarding the direction of our business. Perceived uncertainties as to our future direction may result in the loss of potential acquisitions, collaborations or in-licensing opportunities, and may make it more difficult to attract and retain qualified personnel and business partners. In addition, disagreement among our directors about the direction of our business could impair our ability to effectively execute our strategic plan.

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

As of March 31, 2010, we had $1.1 billion of outstanding indebtedness, and we may incur additional debt in the future. Our level of indebtedness could adversely affect our business by, among other things:

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

Several factors might discourage a takeover attempt that could be viewed as beneficial to shareholders who wish to receive a premium for their shares from a potential bidder. For example:

•	we are subject to Section 203 of the Delaware General Corporation Law, which provides that we may not enter into a business combination with an interested shareholder for a period of three years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in the manner prescribed in Section 203;

•	our board of directors has the authority to issue, without a vote or action of shareholders, shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of common stock;

•	our collaboration agreement with Elan provides Elan with the option to buy the rights to TYSABRI if we undergo a change of control, which may limit our attractiveness to potential acquirers;

•	our collaboration agreement with Genentech provides that, if we undergo a change of control, within 90 days Genentech may present an offer to us to purchase our rights to RITUXAN. If a change of control were to occur in the future and Genentech were to present an offer for the RITUXAN rights, we must either accept Genentech’s offer or purchase Genentech’s rights to RITUXAN on the same terms as its offer. If Genentech presents such an offer, then they will be deemed concurrently to have exercised a right, in exchange for a royalty on net sales in the U.S. of any anti-CD20 product acquired or developed by Genentech or any anti-CD20 product that Genentech licenses from a third party that is developed under the agreement, to purchase our interest in each such product;

•	our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year; and

•	advance notice is required for nomination of candidates for election as a director and for proposals to be brought before an annual meeting of shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes our common stock repurchase activity during the first quarter of 2010:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
	Total Number of	Average Price	as Part of Publicly	May Yet Be Purchased
	Shares Purchased	Paid per Share	Announced Programs	Under Our Programs
Period	(#)	($)	(#)	($ in millions)

2009 Repurchase Program
Jan-10	4,199,200	53.63	4,199,200	352.4
Feb-10	2,933,495	53.79	2,933,495	194.6
Mar-10	3,372,203	57.71	3,372,203	—

Total	10,504,898	54.98

On October 20, 2009, we announced that our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock with the objective of reducing shares outstanding and returning excess cash to shareholders. This repurchase program did not have an expiration date and was completed during the first quarter of 2010.

On April 20, 2010, we announced that our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock. This new authorization is intended to continue to reduce our shares outstanding with the objective of returning excess cash to shareholders. We intend to retire these shares following repurchase on the open market. This repurchase authorization does not have an expiration date. As of April 20, 2010, no shares have been repurchased under this new program. The number of shares that will be repurchased under this program is subject to price fluctuations of our common stock.

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

BIOGEN IDEC INC.

/s/  Paul J. Clancy
Paul J. Clancy
Executive Vice President and
Chief Financial Officer

April 20, 2010

EXHIBIT INDEX

Exhibit
Number*	Description of Exhibit

10.1+	Form of cash-settled performance shares award agreement under the 2008 Omnibus Equity Plan.
10.2+	Form of market stock unit award agreement under the 2008 Omnibus Equity Plan.
10.3+	Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan, as amended.
10.4	Agreement among Biogen Idec and certain entities affiliated with Carl C. Icahn. Filed as exhibit 99.1 to our Current Report on Form 8-K filed on March 22, 2010.
31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following materials from Biogen Idec Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Unless otherwise indicated, exhibits were previously filed with the Securities and Exchange Commission under Commission File Number 0-19311 and are incorporated herein by reference.

+	Filed herewith

++	Furnished herewith