Form 10-Q
period 2010-06-30
BIOGEN IDEC INC.
filed 2010-07-20
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-19311

BIOGEN IDEC INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0112644
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

133 Boston Post Road, Weston, MA 02493
(781) 464-2000

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

The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of July 16, 2010, was 241,915,236 shares.

BIOGEN IDEC INC.

FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2010

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Statements of Income — For the Three and Six Months Ended June 30, 2010 and 2009	4
	Consolidated Balance Sheets — As of June 30, 2010 and December 31, 2009	5
	Consolidated Statements of Cash Flows — For the Six Months Ended June 30, 2010 and 2009	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	52

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	52
Item 1A.	Risk Factors	52
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	63
Item 6.	Exhibits	64
Signatures		65
EX-10.3
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements do not relate strictly to historical or current facts and they may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	the anticipated level, mix and timing of future product sales, royalty revenues or obligations, milestone payments, expenses, liabilities, contractual obligations, effective tax rate and amortization of intangible assets;

•	the growth trends for TYSABRI and our ability to improve the benefit-risk profile of TYSABRI;

•	the assumed remaining life of the core technology relating to AVONEX;

•	the incidence, timing, outcome and impact of litigation, proceedings related to patents and other intellectual property rights, tax assessments and other legal proceedings;

•	the timing and impact of accounting standards;

•	the design, costs and timing of our clinical trials;

•	the timing and outcome of regulatory filings and meetings with regulatory authorities.

•	the impact of healthcare reform and the global macroeconomic environment;

•	our ability to finance our operations and source funding for such activities;

•	the status, intended use and financial impact of our properties, including our manufacturing facilities;

•	our share repurchase programs; and

•	the drivers for growing our business, including our plans to pursue external business development and research opportunities, and the impact of competition.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements, including those discussed in the “Risk Factors” section of this report and elsewhere in this report. You should not place undue reliance on these statements. Forward-looking statements, like all statements in this report, speak only as of the date of this report, unless another date is indicated. Unless required by law, we do not undertake any obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

AVONEX® and RITUXAN® are registered trademarks of Biogen Idec. FUMADERMtm is a common law trademark of Biogen Idec. TYSABRI® is a registered trademark of Elan Pharmaceuticals, Inc. The following are trademarks of the respective companies listed ANGIOMAX® and ANGIOX® are registered trademarks of The Medicines Company; ARZERRAtm — Glaxo Group Limited; BETASERON® — Bayer Schering Pharma AG; EXTAVIA® — Novartis AG; and REBIF® — Ares Trading, S.A.

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Revenues:
Product	$859,235	$790,970	$1,683,455	$1,524,378
Unconsolidated joint business	306,371	275,570	561,300	554,388
Other	47,096	26,749	76,807	51,008

Total revenues	1,212,702	1,093,289	2,321,562	2,129,774

Costs and expenses:
Cost of sales, excluding amortization of acquired intangible assets	106,985	90,721	204,040	188,918
Research and development	331,675	416,453	638,705	695,931
Selling, general and administrative	262,322	220,829	510,987	442,660
Collaboration profit sharing	62,692	49,138	126,249	91,911
Amortization of acquired intangible assets	53,148	93,234	102,037	182,482
Acquired in-process research and development	—	—	39,976	—

Total costs and expenses	816,822	870,375	1,621,994	1,601,902

Income from operations	395,880	222,914	699,568	527,872
Other income (expense), net	1,012	14,680	(7,373)	21,526

Income before income tax expense	396,892	237,594	692,195	549,398
Income tax expense	102,243	92,709	177,553	157,934

Net income	294,649	144,885	514,642	391,464
Net income attributable to noncontrolling interest, net of tax	1,211	2,040	3,762	4,632

Net income attributable to Biogen Idec Inc.	$293,438	$142,845	$510,880	$386,832

Net income per share:
Basic earnings per share attributable to Biogen Idec Inc.	$1.13	$0.49	$1.92	$1.34

Diluted earnings per share attributable to Biogen Idec Inc.	$1.12	$0.49	$1.91	$1.33

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	259,938	288,615	265,018	288,162

Diluted earnings per share attributable to Biogen Idec Inc.	261,658	290,359	267,272	290,014

See accompanying notes to these unaudited consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	As of June 30,	As of December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$720,962	$581,889
Marketable securities	248,710	681,835
Accounts receivable, net	548,893	551,208
Due from unconsolidated joint business	250,143	193,789
Inventory	267,878	293,950
Other current assets	218,645	177,924

Total current assets	2,255,231	2,480,595

Marketable securities	566,118	1,194,080
Property, plant and equipment, net	1,571,521	1,637,083
Intangible assets, net	1,768,929	1,871,078
Goodwill	1,138,621	1,138,621
Investments and other assets	201,730	230,397

Total assets	$7,502,150	$8,551,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$144,476	$118,534
Taxes payable	113,283	75,891
Accrued expenses and other	487,803	500,755
Current portion of notes payable and line of credit	10,096	19,762

Total current liabilities	755,658	714,942

Notes payable and line of credit	1,069,725	1,080,207
Long-term deferred tax liability	207,492	240,618
Other long-term liabilities	257,985	254,205

Total liabilities	2,290,860	2,289,972

Commitments and contingencies (Notes 14, 16 and 17)
Shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	129	144
Additional paid-in capital	4,282,739	5,781,920
Accumulated other comprehensive income	(28,422)	50,496
Retained earnings	1,405,340	1,068,890
Treasury stock, at cost	(488,980)	(679,920)

Total Biogen Idec Inc. shareholders’ equity	5,170,806	6,221,530
Noncontrolling interest	40,484	40,352

Total shareholders’ equity	5,211,290	6,261,882

Total liabilities and shareholders’ equity	$7,502,150	$8,551,854

See accompanying notes to these unaudited consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months
	Ended June 30,
	2010	2009

Cash flows from operating activities:
Net income	$514,642	$391,464
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	169,961	248,877
Acquired in-process research and development (Note 2)	39,976	—
Share-based compensation	95,370	78,892
Non-cash interest (income) expense and foreign exchange remeasurement loss (gain), net	6,469	(7,592)
Deferred income taxes	(30,317)	(42,772)
Realized gain on sale of marketable securities and strategic investments	(11,300)	(15,434)
Write-down of inventory to net realizable value	5,654	11,475
Loss on disposal of property, plant and equipment, net	389	—
Impairment of marketable securities, investments and other assets	17,231	10,002
Excess tax benefit from share-based compensation	(5,598)	(2,800)
Changes in operating assets and liabilities, net:
Accounts receivable	(22,955)	(63,842)
Due from unconsolidated joint business	(56,354)	8,719
Inventory	21,447	(14,353)
Other assets	3,637	(5,537)
Accrued expenses and other current liabilities	(23,732)	22,950
Other liabilities and taxes payable	40,856	(90,748)

Net cash flows provided by operating activities	765,376	529,301

Cash flows from investing activities:
Purchases of marketable securities	(941,268)	(1,869,415)
Proceeds from sales and maturities of marketable securities	2,002,543	1,637,562
Acquisitions (Note 2)	(39,976)	—
Purchases of property, plant and equipment	(85,260)	(71,721)
Purchases of other investments	(2,338)	(35,202)
Proceeds from the sale of a strategic equity investment	—	5,565
Collateral received under securities lending	—	29,991

Net cash flows provided by (used in) investing activities	933,701	(303,220)

Cash flows from financing activities:
Purchases of treasury stock	(1,609,334)	(57,631)
Proceeds from issuance of stock for share-based compensation arrangements	63,193	24,387
Change in cash overdraft	2,912	7,525
Net contributions from noncontrolling interest	2,187	—
Excess tax benefit from share-based compensation	5,598	2,800
Repayment of borrowings	(14,142)	(10,867)
Obligation under securities lending	—	(29,991)

Net cash flows used in financing activities	(1,549,586)	(63,777)

Net increase in cash and cash equivalents	149,491	162,304
Effect of exchange rate changes on cash and cash equivalents	(10,418)	2,115
Cash and cash equivalents, beginning of the period	581,889	622,385

Cash and cash equivalents, end of the period	$720,962	$786,804

See accompanying notes to these unaudited consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Overview

Business Overview

Biogen Idec is a global biotechnology company that discovers, develops, manufactures and commercializes innovative therapies for human health care. We currently have four marketed products: AVONEX, RITUXAN, TYSABRI, and FUMADERM. Our marketed products are used for the treatment of multiple sclerosis (MS), non-Hodgkin’s lymphoma (NHL), rheumatoid arthritis (RA), Crohn’s disease, chronic lymphocytic leukemia and psoriasis.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2009 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Consolidation

Our consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries and those of certain variable interest entities in which we are the primary beneficiary. For such consolidated entities in which we own less than a 100% interest, we record net income (loss) attributable to noncontrolling interest in our consolidated statements of income equal to the percentage of the economic or ownership interest retained in the collaborative arrangement or joint venture by the respective noncontrolling parties. All material intercompany balances and transactions have been eliminated in consolidation.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Subsequent Events

We did not have any material recognizable or nonrecognizable subsequent events.

2.	Acquisitions and Dispositions

Biogen Idec Hemophilia Inc. (formerly Syntonix Pharmaceuticals, Inc.)

In connection with our acquisition of Biogen Idec Hemophilia Inc. (BIH), formerly Syntonix Pharmaceuticals, Inc. (Syntonix), in January 2007, we agreed to make additional future consideration payments based upon the achievement of certain milestone events associated with the development of BIH’s lead product, long-acting recombinant Factor IX, a product for the treatment of hemophilia B. In January 2010, we initiated patient enrollment in a registrational stage study for Factor IX which resulted in the achievement of one of those milestone events. As a result of the achievement of this milestone, we paid approximately $40.0 million to the former shareholders of Syntonix. As the Syntonix acquisition occurred prior to our January 1, 2009 adoption of a new accounting standard for business combinations, this acquisition continues to be accounted for under previously issued guidance. Accordingly, we recorded this payment as a charge to acquired in-process research and development (IPR&D) within our consolidated statements of income. Please read Note 2, Acquisitions and Dispositions, to our Consolidated Financial Statements included within our 2009 Form 10-K, for a more detailed description of this acquisition.

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

Revenues from Unconsolidated Joint Business

We collaborate with the Roche Group, through its wholly-owned member Genentech, Inc., on the development and commercialization of RITUXAN. Revenues from unconsolidated joint business consist of (1) our share of pre-tax co-promotion profits in the U.S.; (2) reimbursement of our selling and development expense in the U.S.; and (3) revenue on sales of RITUXAN in the rest of world, which consists of our share of pretax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada by F. Hoffmann-La Roche Ltd. (Roche) and its sublicensees. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling and marketing, and joint development expenses incurred by Genentech, Roche and us. We record our royalty and co-promotion profit revenue on sales of RITUXAN in the rest of world on a cash basis.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Royalty Revenues

We receive royalty revenues on sales by our licensees of other products covered under patents that we own. There are no future performance obligations on our part under these license arrangements. We record these revenues based on estimates of the sales that occurred during the relevant period. The relevant period estimates of sales are based on interim data provided by licensees and analysis of historical royalties that have been paid to us, adjusted for any changes in facts and circumstances, as appropriate. We maintain regular communication with our licensees in order to assess the reasonableness of our estimates. Differences between actual royalty revenues and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter. Historically, adjustments have not been material when compared to actual amounts paid by licensees. If we are unable to accurately estimate revenue, then we record revenues on a cash basis.

Milestone Revenues

Under the terms of our collaboration agreement with Elan, once sales of TYSABRI exceeded specific thresholds, Elan was required to make milestone payments to us in order to continue sharing equally in the collaboration’s results. These amounts, totaling $125.0 million, were recorded as deferred revenue upon receipt and are recognized as revenue in our consolidated statements of income based on the ratio of units shipped in the current period over the total units expected to be shipped over the remaining term of the collaboration agreement.

Bad Debt Reserves

Bad debt reserves are based on our estimated uncollectible accounts receivable. Given our historical experiences with bad debts, combined with our credit management policies and practices, we do not presently maintain significant bad debt reserves.

Concentrations of Credit Risk

The majority of our accounts receivable arise from product sales in the United States and Europe and are primarily due from wholesale distributors, large pharmaceutical companies and public hospitals. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We continue to monitor economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and our business, especially in light of the global economic downturn and European sovereign debt crisis. We believe the credit and economic conditions within Greece, Spain, Italy and Portugal, among other members of the European Union, have deteriorated through the first half of 2010. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries. As of June 30, 2010, our accounts receivable in Greece, Italy, Spain and Portugal totaled approximately $201.7 million. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable related to sales within these countries.

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

Product revenue reserves are categorized as follows: discounts, contractual adjustments, and returns. An analysis of the amount of, and change in, reserves is summarized as follows:

		Contractual
(In millions)	Discounts	Adjustments	Returns	Total

Balance, as of December 31, 2009	$13.9	$70.3	$18.9	$103.1
Current provisions relating to sales in current year	39.5	126.3	8.4	174.2
Adjustments relating to prior years	(0.1)	(4.0)	(1.9)	(6.0)
Payments/returns relating to sales in current year	(26.0)	(52.8)	(0.3)	(79.1)
Payments/returns relating to sales in prior years	(8.5)	(60.7)	(5.8)	(75.0)

Balance, as of June 30, 2010	$18.8	$79.1	$19.3	$117.2

The total reserves above, included in our consolidated balance sheets, are summarized as follows:

	As of	As of
	June 30,	December 31,
(In millions)	2010	2009

Reduction of accounts receivable	$49.7	$43.3
Current liability	67.5	59.8

Total reserves	$117.2	$103.1

Healthcare Reform

In March 2010, healthcare reform legislation was enacted in the U.S. This legislation contains several provisions that affect our business.

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

Beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). Also, beginning in 2011, we will be assessed our share of a new fee payable by all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and VA and PHS discount programs) made during the previous year.

The manner in which this new legislation will be implemented is still being formulated. For example, the Health Resources and Services Administration (HRSA) is developing policy and implementation plans and building system capacity necessary to enroll new covered entities that are impacted by the new legislation. This will allow HRSA to begin working directly with new eligible entities and enrolling them in the 340(B) program. As a result, we do not yet know when and how discounts will be provided to the additional entities eligible to participate under the 340(B) program. In addition, the operation of the Medicare Part D coverage gap and the calculation and allocation of the annual fee on branded prescription drugs remains unclear, though, as noted above, these programs will not be effective until 2011.

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

The components of inventories are summarized as follows:

	As of	As of
	June 30,	December 31,
(In millions)	2010	2009

Raw materials	$49.1	$49.2
Work in process	127.6	174.0
Finished goods	91.1	70.8

Total inventory	$267.8	$294.0

5.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of June 30, 2010			As of December 31, 2009
	Estimated		Accumulated			Accumulated
(In millions)	Life	Cost	Amortization	Net	Cost	Amortization	Net

Intangible assets:
Out-licensed patents	12 years	$578.0	$(329.4)	$248.6	$578.0	$(306.0)	$272.0
Core/developed technology	15-23 years	3,005.3	(1,550.8)	1,454.5	3,005.3	(1,472.4)	1,532.9
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed patents	14 years	3.0	(1.3)	1.7	3.0	(1.1)	1.9
Assembled workforce	4 years	2.1	(2.0)	0.1	2.1	(1.8)	0.3
Distribution rights	2 years	12.7	(12.7)	—	12.7	(12.7)	—

Total intangible assets		$3,665.1	$(1,896.2)	$1,768.9	$3,665.1	$(1,794.0)	$1,871.1

Intangible assets were unchanged as of June 30, 2010 as compared to December 31, 2009, exclusive of the impact of amortization. Our most significant intangible asset is the core technology related to AVONEX. The net book value of this asset as of June 30, 2010 was $1,439.3 million.

For the three and six months ended June 30, 2010, amortization for acquired intangible assets totaled $53.1 million and $102.0 million, respectively, as compared to $93.2 million and $182.5 million, respectively, for the prior year comparative periods.

Goodwill

Goodwill remained unchanged as of June 30, 2010 as compared to December 31, 2009. As of June 30, 2010, we had no accumulated impairment losses.

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

The tables below present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

A majority of our financial assets and liabilities have been classified as Level 2. Our financial assets and liabilities (which include our cash equivalents, derivative contracts, marketable debt securities, and plan assets for deferred compensation) have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. We validate the prices provided by our third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of June 30, 2010 and December 31, 2009.

Our strategic investments in publicly traded equity securities are classified as Level 1 assets as their fair values are readily determinable and based on quoted market prices.

Our venture capital investments represent investments in equity securities of certain privately held biotechnology companies or biotechnology oriented venture capital funds which primarily invest in small privately-owned, venture-backed biotechnology companies. These investments are the only assets for which we used Level 3 inputs to determine the fair value and represented approximately 0.3% of total assets as of both June 30, 2010 and December 31, 2009. The fair value of our investments in these venture capital funds has been estimated using the net asset value of the fund. The investments cannot be redeemed within the funds. Distributions from each will be received as the underlying investments of the fund are liquidated. The funds and therefore a majority of the underlying assets of the funds will not be liquidated in the near future. The underlying assets in these funds are initially measured at transaction prices and subsequently valued using the pricing of recent financing or by reviewing the underlying economic fundamentals and liquidation value of the companies. Gains and losses (realized and unrealized) included in earnings for the period are reported in other income (expense), net.

There have been no transfers of assets or liabilities between the fair value measurement classifications.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following tables set forth our financial assets and liabilities that were recorded at fair value:

				Significant
	Balance as of	Quoted Prices in	Significant Other	Unobservable
	June 30,	Active Markets	Observable Inputs	Inputs
(In millions)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$612.8	$—	$612.8	$—
Marketable debt securities:
Corporate debt securities	249.3	—	249.3	—
Government securities	469.5	—	469.5	—
Mortgage and other asset backed securities	96.0	—	96.0	—
Strategic investments	24.0	24.0	—	—
Venture capital investments	20.4	—	—	20.4
Derivative contracts	63.2	—	63.2	—
Plan assets for deferred compensation	14.4	—	14.4	—

Total	$1,549.6	$24.0	$1,505.2	$20.4

Liabilities:
Derivative contracts	$0.2	$—	$0.2	$—

Total	$0.2	$—	$0.2	$—

				Significant
	Balance as of	Quoted Prices in	Significant Other	Unobservable
	December 31,	Active Markets	Observable Inputs	Inputs
(In millions)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$476.4	$—	$476.4	$—
Marketable debt securities:
Corporate debt securities	504.1	—	504.1	—
Government securities	1,133.5	—	1,133.5	—
Mortgage and other asset backed securities	238.3	—	238.3	—
Strategic investments	5.9	5.9	—	—
Venture capital investments	21.9	—	—	21.9
Derivative contracts	15.8	—	15.8	—
Plan assets for deferred compensation	13.6	—	13.6	—

Total	$2,409.5	$5.9	$2,381.7	$21.9

Liabilities:
Derivative contracts	$11.1	$—	$11.1	$—

Total	$11.1	$—	$11.1	$—

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table provides a roll forward of the fair value of our venture capital investments, where fair value is determined by Level 3 inputs:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009

Beginning balance	$20.8	$24.3	$21.9	$23.9
Total net unrealized gains (losses) included in earnings	(0.1)	(2.8)	(1.6)	(3.1)
Net purchases, issuances and settlements	(0.3)	0.1	0.1	0.8

Ending balance	$20.4	$21.6	$20.4	$21.6

The fair and carrying value of our debt instruments are summarized as follows:

	As of June 30, 2010		As of December 31, 2009
	Fair	Carrying	Fair	Carrying
(In millions)	Value	Value	Value	Value

Credit line from Dompé	$11.1	$11.0	$17.2	$17.2
Notes payable to Fumedica	21.1	18.5	31.3	30.0
6.0% Senior Notes due 2013	492.9	449.7	475.7	449.6
6.875% Senior Notes due 2018	619.3	600.6	589.1	603.2

Total	$1,144.4	$1,079.8	$1,113.3	$1,100.0

The fair values of our credit line from Dompé and our note payable to Fumedica were estimated using an income-based approach with market observable inputs including current interest and foreign currency exchange rates. The fair value of our Senior Notes was determined through a market-based approach using observable and corroborated sources; within the hierarchy of fair value measurements, these are classified as Level 2 fair values.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

7.	Financial Instruments

Marketable Securities, including Strategic Investments

The following tables summarize our marketable securities and strategic investments:

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of June 30, 2010 (In millions):	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$89.7	$0.8	$—	$88.9
Non-current	159.6	2.7	(0.1)	157.0
Government securities
Current	153.0	0.5	(0.1)	152.6
Non-current	316.5	2.4	—	314.1
Mortgage and other asset backed securities
Current	6.0	0.1	—	5.9
Non-current	90.0	2.0	(0.1)	88.1

Total available-for-sale securities	$814.8	$8.5	$(0.3)	$806.6

Other Investments
Strategic investments, non-current	$24.0	$1.1	$(6.4)	$29.3

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of December 31, 2009 (In millions):	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$177.2	$1.5	$—	$175.7
Non-current	326.9	5.7	(0.3)	321.5
Government securities
Current	501.6	1.2	—	500.4
Non-current	631.9	4.1	(0.5)	628.3
Mortgage and other asset backed securities
Current	3.0	0.1	—	2.9
Non-current	235.3	4.1	(0.5)	231.7

Total available-for-sale securities	$1,875.9	$16.7	$(1.3)	$1,860.5

Other Investments
Strategic investments, non-current	$5.9	$2.7	$(0.3)	$3.5

In the tables above, as of June 30, 2010 and December 31, 2009, government securities included $111.3 million and $298.8 million, respectively, of Federal Deposit Insurance Corporation (FDIC) guaranteed senior notes issued by financial institutions under the Temporary Liquidity Guarantee Program.

Certain commercial paper and short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the accompanying consolidated balance sheets and are not included

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

in the tables above. As of June 30, 2010 and December 31, 2009, the commercial paper, including accrued interest, had fair and carrying values of $137.5 million and $76.9 million, respectively, and short-term debt securities had fair and carrying values of $475.3 million and $399.5 million, respectively.

Summary of Contractual Maturities: Available-for-Sale Securities

The estimated fair value and amortized cost of securities, excluding strategic investments, available-for-sale by contractual maturity are summarized as follows:

	As of June 30, 2010		As of December 31, 2009
	Estimated	Amortized	Estimated	Amortized
(In millions)	Fair Value	Cost	Fair Value	Cost

Due in one year or less	$205.9	$204.8	$522.0	$519.5
Due after one year through five years	523.3	517.9	1,143.7	1,133.4
Due after five years	85.6	83.9	210.2	207.6

Total	$814.8	$806.6	$1,875.9	$1,860.5

The weighted average maturity of our marketable securities as of June 30, 2010 and December 31, 2009 was 12 months and 15 months, respectively.

Proceeds from Marketable Securities, excluding Strategic Investments

The proceeds from maturities and sales of marketable securities, excluding strategic investments, which were primarily reinvested, and resulting realized gains and losses, are summarized as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009

Proceeds from maturities and sales	$973.2	$579.9	$2,002.5	$1,637.6
Realized gains	$7.4	$8.2	$13.1	$13.9
Realized losses	$1.1	$0.6	$1.8	$2.0

Realized losses for the three and six months ended June 30, 2010 primarily relate to the sale of agency mortgage-backed securities and corporate debt securities. The realized losses for the three and six months ended June 30, 2009 primarily relate to losses on the sale of corporate debt securities and non-agency mortgage-backed securities.

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
(unaudited, continued)

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

Recognition and Measurement of Other-than-Temporary Impairment

For the three and six months ended June 30, 2010, we recognized $1.2 million and $17.0 million, respectively, in charges for the other-than-temporary impairment of our publicly held strategic investments, venture funds and investments in privately-held companies as compared to $3.5 million and $6.0 million for the prior year comparable periods. The increase in the six month comparative periods was primarily the result of AVEO Pharmaceuticals, Inc., one of our strategic investments, executing an equity offering at a price below our cost basis during the first quarter of 2010.

We recognized $3.6 million in other-than-temporary impairment charges on our marketable debt securities during the six months ended June 30, 2009. No impairments were recognized related to our marketable debt securities for the three months ended June 30, 2009 or for the three and six months ended June 30, 2010.

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

Foreign currency forward contracts in effect as of June 30, 2010 and December 31, 2009 had remaining durations of 1 to 12 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income. Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net at each reporting date.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenue is summarized as follows:

	Notional Amount
Foreign Currency: (In millions)	As of June 30, 2010	As of December 31, 2009

Euro	$558.8	$495.9
Canadian Dollar	37.0	22.3

Total	$595.8	$518.2

The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income within total equity reflected net gains of $62.1 million and $1.2 million as of June 30, 2010 and December 31, 2009, respectively. We expect all contracts to be settled over the next 12 months and any amounts in accumulated other comprehensive income to be reported as revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of June 30, 2010 and December 31, 2009, credit risk did not materially change the fair value of our forward contracts.

In relation to our foreign currency forward contracts, we recognize gains and losses in earnings due to hedge ineffectiveness. During the three and six months ended June 30, 2010, we recognized net losses of $0.6 million and $0.5 million, respectively, as compared to net gains of $1.7 million and net losses of $0.8 million, respectively, in the prior year comparable periods. In addition, we recognized $19.7 million and $19.9 million of gains in product revenue for the settlement of certain effective cash flow hedge forward contracts for the three and six months ended June 30, 2010, respectively, as compared to losses recognized in the amount of $9.2 million and $12.3 million, respectively, in the prior year comparable periods. These settlements were recorded in the same period as the related forecasted revenue.

Summary of Derivatives Designated as Hedging Instruments

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments as of June 30, 2010 and December 31, 2009:

	Foreign Currency Forward Contracts
	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

June 30, 2010	Other Current Assets	$61.4	Accrued Expenses and Other	$0.1
December 31, 2009	Other Current Assets	$10.8	Accrued Expenses and Other	$9.8

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes the effect of derivatives designated as hedging instruments on the consolidated statements of income for the three and six months ended June 30, 2010 and 2009:

	Amount		Amount
	Recognized in		Reclassified from
	Accumulated		Accumulated
	Other		Other
	Comprehensive		Comprehensive
	Income	Income	Income	Income	Amount of
	on Derivative	Statement	into Income	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Gain/(Loss)	Location	Recorded
(In millions)	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

For the Three Months Ended
June 30, 2010:
Foreign currency contracts	$62.1	Revenue	$19.7	Other income (expense)	$(0.6)
June 30, 2009:
Foreign currency contracts	$(31.7)	Revenue	$(9.2)	Other income (expense)	$1.7
For the Six Months Ended
June 30, 2010:
Foreign currency contracts	$62.1	Revenue	$19.9	Other income (expense)	$(0.5)
June 30, 2009:
Foreign currency contracts	$(31.7)	Revenue	$(12.3)	Other income (expense)	$(0.8)

Other Derivatives

We enter into foreign currency forward contracts, with one month durations, to mitigate the foreign currency risk related to certain balance sheet items. We have not elected hedge accounting for these transactions. As of June 30, 2010, the aggregate notional amount of our outstanding foreign currency contracts was $189.0 million. The fair value of these contracts was a net gain of $1.7 million. Net gains of $7.9 million and $13.1 million related to these contracts were recognized as a component of other income (expense), net, in the three and six months ended June 30, 2010, respectively. We recognized net gains of $1.4 million as a component of other income (expense), net for the three and six months ended June 30, 2009.

9.	Shareholders’ Equity

Shareholders’ equity decreased $1,050.6 million as of June 30, 2010 as compared to December 31, 2009.

During the six months ended June 30, 2010, we repurchased approximately 31.3 million shares at a cost of approximately $1,609.3 million under our 2010 and 2009 stock repurchase authorizations. We retired all of these shares as they were acquired. In connection with this retirement, in accordance with our policy, we recorded an approximately $1,609.3 million reduction in additional paid-in-capital.

This decline in stockholders’ equity was offset by net income of $514.6 million and the increase to additional paid in capital resulting from the amortization of expense associated with our share-based compensation programs of $95.5 million.

From July 1, 2010 through July 16, 2010, we repurchased an additional 4.7 million shares under the 2010 repurchase program at a total cost of approximately $233.2 million, all of which were retired. Approximately $235.0 million remains available for repurchase of our common stock under the 2010 program. The number of

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

remaining shares that may be purchased under this program will vary based on price fluctuations of our common stock. The 2009 repurchase program was completed during the first quarter of 2010.

10.	Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $703.6 million at June 30, 2010 and $642.5 million at December 31, 2009.

We own or lease real estate primarily consisting of buildings that contain research laboratories, office space, and biologic manufacturing operations, some of which are located in markets that are experiencing high vacancy rates and decreasing property values. If we decide to consolidate, co-locate or dispose of certain aspects of our business operations, for strategic or other operational reasons, we may dispose of one or more of our properties. Due to reduced expectations of product demand, improved yields on production and other factors, we may not fully utilize our manufacturing facilities at normal levels resulting in idle time at facilities or substantial excess manufacturing capacity. We are always evaluating our current facility utilization strategy and assessing alternatives. In June 2010, we decided to delay completion of our manufacturing facility in Hillerød, Denmark upon completion of the facility’s operational qualification activities in the fourth quarter of 2010.

If any of our owned properties are held for sale and we determine that the fair value of the properties is lower than their book value, we may not realize the full investment in these properties and incur impairment charges which may be significant. In addition, if we decide to fully or partially vacate a leased property, we may incur significant costs, including lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements.

11.	Comprehensive Income

The following tables reflect the activity in comprehensive income included within equity attributable to the shareholders of Biogen Idec, equity attributable to noncontrolling interests, and total shareholders’ equity:

	For the Three Months			For the Three Months
	Ended June 30, 2010			Ended June 30, 2009
	Biogen Idec		Total	Biogen Idec		Total
	Shareholders’	Noncontrolling	Shareholders’	Shareholders’	Noncontrolling	Shareholders’
(In millions)	Equity	Interest	Equity	Equity	Interest	Equity

Comprehensive income:
Net income	$293.4	$1.2	$294.6	$142.9	$2.0	$144.9
Unrealized gains(losses) on investments	(6.5)	—	(6.5)	1.4	—	1.4
Unrealized gains(losses) on foreign currency forward contracts	26.5	—	26.5	(16.3)	—	(16.3)
(Over) underfunded status of pension and post-retirement benefit plans	(0.2)	—	(0.2)	0.1	—	0.1
Translation adjustments	(71.8)	(3.4)	(75.2)	58.4	(1.4)	57.0

Comprehensive income (loss)	$241.4	$(2.2)	$239.2	$186.5	$0.6	$187.1

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

	For the Six Months			For the Six Months
	Ended June 30, 2010			Ended June 30, 2009
	Biogen Idec		Total	Biogen Idec		Total
	Shareholders’	Noncontrolling	Shareholders’	Shareholders’	Noncontrolling	Shareholders’
(In millions)	Equity	Interest	Equity	Equity	Interest	Equity

Comprehensive income:
Net income	$510.9	$3.8	$514.7	$386.8	$4.6	$391.4
Unrealized gains(losses) on investments	(9.4)	—	(9.4)	3.5	—	3.5
Unrealized gains(losses) on foreign currency forward contracts	54.3	—	54.3	11.9	—	11.9
(Over) underfunded status of pension and post-retirement benefit plans	(0.3)	—	(0.3)	—	—	—
Translation adjustments	(124.2)	(6.0)	(130.2)	7.0	0.7	7.7

Comprehensive income (loss)	$431.3	$(2.2)	$429.1	$409.2	$5.3	$414.5

Unrealized holding gains (losses) on investments are shown net of tax of $3.8 million and $5.5 million for the three and six months ended June 30, 2010, respectively, as compared to $0.8 million and $2.0 million for the prior year comparative periods.

Unrealized gains (losses) on foreign currency forward contracts are shown net of tax of $3.6 million, and $6.5 million for the three and six months ended June 30, 2010, respectively, as compared to $2.6 million and $0.5 million for the prior year comparative periods.

The (over) underfunded status of pension and post-retirement benefit plans is shown net of tax as of June 30, 2010 and June 30, 2009. Tax for both years was immaterial.

The following table reconciles equity attributable to noncontrolling interest:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009

Noncontrolling interest, beginning of period	$41.2	$32.6	$40.4	$27.9
Net income attributable to noncontrolling interest	1.2	2.0	3.8	4.6
Translation adjustments	(3.4)	(1.4)	(6.0)	0.7
Distributions to noncontrolling interest	—	—	—	—
Capital contributions from noncontrolling interest	1.4	—	2.2	—

Noncontrolling interest, end of period	$40.4	$33.2	$40.4	$33.2

Total distributions to us from our joint ventures were negligible for the three and six months ended June 30, 2010 and 2009.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

12.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009

Numerator:
Net income attributable to Biogen Idec	$293.4	$142.8	$510.9	$386.8
Adjustment for net income allocable to preferred shares	(0.6)	(0.2)	(0.9)	(0.7)

Net income used in calculating basic and diluted earnings per share	$292.8	$142.6	$510.0	$386.1

Denominator:
Weighted average number of common shares outstanding	259.9	288.6	265.0	288.2
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.8	0.7	0.9	0.7
Time-vested restricted stock units	1.0	1.1	1.4	1.1
Market stock units	—	—	—	—
Performance-vested restricted stock units settled in shares	—	—	—	—

Dilutive potential common shares	1.8	1.8	2.3	1.8

Shares used in calculating diluted earnings per share	261.7	290.4	267.3	290.0

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009

Numerator:
Net income allocable to preferred shares	$0.6	$0.2	$0.9	$0.7

Denominator:
Stock options	5.3	7.4	5.1	7.3
Time-vested restricted stock units	1.4	1.1	1.0	1.1
Market stock units	—	—	—	—
Performance-vested restricted stock units	—	—	—	—
Convertible preferred stock	0.5	0.5	0.5	0.5

Total	7.2	9.0	6.6	8.9

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

13.	Share-based Payments

Share-based Compensation Expense

The following table summarizes share-based compensation expense included within our consolidated statements of income:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009

Research and development	$15.4	$14.1	$32.1	$30.4
Selling, general and administrative	34.0	28.4	70.2	51.6

Subtotal	49.4	42.5	102.3	82.0
Capitalized share-based payment costs	(0.7)	(1.4)	(1.6)	(3.1)

Share-based compensation expense included in total costs and expenses	48.7	41.1	100.7	78.9
Income tax effect	(15.7)	(12.7)	(32.4)	(24.2)

Share-based compensation expense included in net income attributable to Biogen Idec	$33.0	$28.4	$68.3	$54.7

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009

Stock options	$9.3	$6.0	$20.1	$11.2
Market stock units	1.9	—	5.5	—
Time-vested restricted stock units	32.3	33.9	65.8	65.4
Performance-vested restricted stock units settled in shares	1.3	2.2	3.7	3.4
Performance-vested restricted stock units settled in cash	4.2	—	5.2	—
Employee stock purchase plan	0.4	0.4	2.0	2.0

Subtotal	49.4	42.5	102.3	82.0
Capitalized share-based payment costs	(0.7)	(1.4)	(1.6)	(3.1)

Share-based compensation expense included in total costs and expenses	$48.7	$41.1	$100.7	$78.9

Stock Options

During the six months ended June 30, 2010, approximately 124,000 stock options were granted with a weighted average exercise price of $57.38 and weighted average grant date fair value of $16.52. In the six months ended June 30, 2009, approximately 996,000 stock options were granted with a weighted average exercise price of $50.05 and weighted average grant date fair value of $18.03. The fair values of our stock option grants are estimated as of the date of grant using the Black-Scholes option valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are then expensed over the options’ requisite service period, which is typically the vesting period.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Market Stock Units and Cash Settled Performance Shares

Beginning in the first quarter of 2010, we revised our long term incentive program to include two new forms of equity-based compensation awards to certain employees: restricted stock units which will vest based on stock price performance, referred to as Market Stock Units (MSUs), and performance-vested restricted stock units which will be settled in cash, referred to as Cash Settled Performance Shares (CSPSs). We will apply forfeiture rate assumptions to these types of awards similar to those utilized by us when accounting for our other share-based compensation programs.

Market Stock Units

During the six months ended June 30, 2010, approximately 334,000 MSUs were granted with a weighted average grant date fair value of $61.87. MSU awards vest in four equal annual increments beginning on the anniversary of the grant date. The vesting of these awards is subject to the respective employee’s continued employment. The number of MSUs reflected as granted represents the target number of units that are eligible to be earned based on the attainment of certain market-based criteria involving our stock price. The number of MSUs earned is calculated at each annual anniversary from the date of grant over the respective vesting periods, resulting in multiple performance periods. Participants may ultimately earn between 0% and 150% of the target number of units granted based on actual stock performance. Accordingly, additional MSUs may be issued or currently outstanding MSUs may be cancelled upon final determination of the number of awards earned.

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

Cash Settled Performance Shares

During the six months ended June 30, 2010, approximately 373,000 CSPSs were granted. CSPS awards vest in three equal annual increments beginning on the anniversary of the grant date. The vesting of these awards is subject to the respective employee’s continued employment. The number of CSPSs reflected as granted in 2010 represents the target number of units that are eligible to be earned based on the attainment of certain performance measures established at the beginning of the performance period, which ends December 31, 2010. Participants may ultimately earn between 0% and 200% of the target number of units granted based on the degree of actual performance metric achievement. Accordingly, additional CSPSs may be issued or currently outstanding CSPSs may be cancelled upon final determination of the number of units earned. CSPSs are settled in cash based on the 60 calendar day average closing stock price through each vesting date once the actual vested and earned number of units is known.

We apply a graded vesting expense methodology when accounting for the CSPSs and the fair value of the liability is remeasured at the end of each reporting period through expected cash settlement. Compensation

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

expense associated with CSPS awards is based upon the stock price and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Cumulative adjustments are recorded each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions until the date results are determined and settled.

Time-Vested Restricted Stock Units

The fair values of our time-vested restricted stock units (RSUs) are based on the market value of our stock on the date of grant and are recognized over the applicable service period, adjusted for the effect of estimated forfeitures. During the six months ended June 30, 2010, approximately 1.7 million RSUs were granted with a weighted average grant date fair value of $56.44, as compared to approximately 2.4 million RSUs granted during the prior year comparative period with a weighted average grant date fair value of $49.37.

Performance-Vested Restricted Stock Units

During the six months ended June 30, 2009, approximately 318,000 PVRSUs were granted with a weighted average grant date fair value of $49.48. The number of PVRSUs earned was subject to the attainment of certain performance criteria during 2009. Based on our 2009 performance, 99% of the granted PVRSUs were earned. These awards vest in three equal increments on (1) the later of the first anniversary of the grant date or the date of results determination; (2) the second anniversary of the grant date; and (3) the third anniversary of the grant date, and are also subject to the respective employee’s continued employment.

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

During six months ended June 30, 2010, a total of approximately 335,000 shares were issued under the ESPP as compared to a total of approximately 315,000 shares issued during the prior year comparative period.

CEO Agreements

On June 30, 2010, we announced that George A. Scangos, Ph.D., was appointed Chief Executive Officer and a member of the Board of Directors, effective July 15, 2010. Under the terms of his Employment Agreement with the Company, Dr. Scangos received a grant of 63,165 RSUs valued at approximately

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

$3,375,000 and a grant of 56,905 MSUs also valued at approximately $3,375,000. Both grants were made under the Biogen Idec Inc. 2008 Omnibus Equity Plan on July 15, 2010. The number of RSUs and MSUs subject to each award was determined based on the closing price of Biogen Idec common stock on that date. If Dr. Scangos retires from the Company after reaching the age of 65, any outstanding and unvested RSUs and CSPSs, if granted, will continue to vest as if Dr. Scangos continued to be employed by the Company. Dr. Scangos succeeds James C. Mullen.

On June 8, 2010, James C. Mullen retired as our President and Chief Executive Officer. Under the terms of the transition agreement we entered into with Mr. Mullen dated January 4, 2010, we agreed, amongst other provisions, to vest all of Mr. Mullen’s then-unvested equity awards on the date of his retirement and allow Mr. Mullen to exercise his vested stock options until June 8, 2013 or their expiration, whichever is earlier. The modifications to Mr. Mullen’s existing stock options, RSUs and PVRSUs resulted in an incremental charge of approximately $18.6 million, which was recognized evenly over the service period from January 4, 2010 to June 8, 2010 as per the terms of the transition agreement.

14.	Income Taxes

Tax Rate

Our effective tax rates were 25.8% and 25.7% for the three and six months ended June 30, 2010, respectively, compared to 39.0% and 28.7%, respectively, for the prior year comparative periods.

Our income tax rate for the three and six months ended June 30, 2010 was favorably impacted, compared to the same periods in 2009, by a higher percentage of our profits being earned in lower rate international jurisdictions. This change in the location of our relative profits was caused by the growth of our international operations, a benefit related to transfer pricing between our international affiliates and lower 2010 domestic earnings as a proportion of total consolidated earnings due to U.S. healthcare reform legislation enacted in March 2010.

During 2010, we also experienced a favorable impact from a statutory increase in the U.S. manufacturers’ tax deduction and an increase in expenditures eligible for our orphan drug credit offset by the 2009 expiration of the federal research and development tax credit. In addition, our 2009 effective tax rate for the three and six months ended June 30, 2009 was increased by 7.5% and 2.3%, respectively, as a result of the $110.0 million upfront payment incurred in connection with the collaboration and license agreement entered into with Acorda Therapeutics, Inc. (Acorda) in the second quarter of 2009. Our effective tax rate for the six months ended June 30, 2009 was also favorably impacted by 5.5% for changes in tax law which became effective during the first quarter of 2009 in certain state jurisdictions in which we operate and resulted in a $30.3 million reduction of our tax expense for the six months ended June 30, 2009.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.9	4.1	1.9	1.1
Taxes on foreign earnings	(10.3)	(2.7)	(10.1)	(4.4)
Credits and net operating loss utilization	(1.6)	(1.3)	(1.6)	(5.9)
Purchased intangible assets	1.5	4.4	1.5	2.8
IPR&D	0.8	1.4	0.8	1.2
Permanent items	(1.7)	(2.6)	(1.7)	(1.8)
Other	0.2	0.7	(0.1)	0.7

Effective tax rate	25.8%	39.0%	25.7%	28.7%

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

In 2006, the Massachusetts Department of Revenue (DOR) issued a Notice of Assessment against Biogen Idec MA Inc. (BIMA), one of our wholly-owned subsidiaries, for $38.9 million of corporate excise tax for 2002, which includes associated interest and penalties. The assessment asserts that the portion of sales attributable to Massachusetts, the computation of BIMA’s research and development credits and the availability of certain claimed deductions were not appropriate, resulting in unpaid taxes for 2002. In December 2006, we filed an abatement application with the DOR, seeking abatement for 2001-2003, which was denied. In July 2007, we filed a petition with the Massachusetts Appellate Tax Board, seeking among other items, abatements of corporate excise tax for 2001-2003 and adjustments in certain credits and credit carryforwards for 2001-2003. We anticipate that the hearing on our petition will take place in the fourth quarter of 2010. On June 8, 2010, we received Notices of Assessment from the DOR against BIMA for $103.5 million of corporate excise tax, including associated interest and penalties, related to our 2004, 2005 and 2006 tax filings. The asserted basis for these assessments is consistent with that for 2002. Including associated interest and penalties, assessments related to periods under dispute totaled $142.4 million. We believe that positions taken in our tax filings are valid and believe that we have meritorious defenses in these disputes. We intend to contest these matters vigorously.

Our tax filings for 2007 and 2008 have not yet been audited by the DOR but have been prepared in a manner consistent with prior filings which may result in an assessment for those years. Due to tax law changes effective January 1, 2009, the computation and deductions at issue in previous tax filings will not be part of our tax filings in Massachusetts starting in 2009.

We believe that these assessments do not impact the level of liabilities for income tax contingencies. However, there is a possibility that we may not prevail in defending all of our assertions with the DOR. If these matters are resolved unfavorably in the future, the resolution could have a material adverse impact on our future effective tax rate and our results of operations.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

15.	Other Income (Expense), Net

Components of other income (expense), net, are summarized as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009

Interest income	$6.7	$12.1	$15.6	$26.9
Interest expense	(9.0)	(9.3)	(17.3)	(19.2)
Impairments of investments (Note 7)	(1.2)	(3.5)	(17.0)	(9.6)
Net gains(losses) on foreign currency transactions	(0.7)	3.6	0.3	6.5
Net realized gains on marketable securities	6.3	7.5	11.3	11.9
Other, net	(1.1)	4.3	(0.3)	5.0

Total other income (expense), net	$1.0	$14.7	$(7.4)	$21.5

16.	Investments in Variable Interest Entities

Effective January 1, 2010, we adopted a newly issued accounting standard which provides guidance for the consolidation of variable interest entities and requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. This new consolidation guidance for variable interest entities replaces the prior quantitative approach for identifying which enterprise should consolidate a variable interest entity, which was based on which enterprise was exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the variable interest entity. The adoption of this standard did not have an impact on our financial position or results of operations. Determination about whether an enterprise should consolidate a variable interest entity is required to be evaluated continuously as changes to existing relationships or future transactions may result in us consolidating or deconsolidating our partner(s) to collaborations and other arrangements.

Consolidated Variable Interest Entities

Our consolidated financial statements include the financial results of variable interest entities in which we are the primary beneficiary.

Investments in Joint Ventures

We consolidate the operations of Biogen Dompé SRL and Biogen Dompé Switzerland GmbH, our respective sales affiliates in Italy and Switzerland, as we retain the contractual power to direct the activities of these entities which most significantly and directly impact their economic performance. The activity of each of these joint ventures is significant to our overall operations. The assets of these joint ventures are restricted, from the standpoint of Biogen Idec, in that they are not available for our general business use outside the context of each joint venture. The holders of the liabilities of each joint venture, including the credit line from Dompé described in our 2009 Form 10-K, have no recourse to Biogen Idec.

Included within our consolidated balance sheet at June 30, 2010 are total joint venture assets and liabilities of $139.4 million and $55.2 million, respectively. The joint venture’s most significant assets are accounts receivable from the ordinary course of business of $99.2 million.

We have provided no financing to these joint ventures other than previously contractually required amounts.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Neurimmune

We have a collaboration agreement with Neurimmune SubOne AG (Neurimmune), a subsidiary of Neurimmune Therapeutics AG, for the development and commercialization of antibodies for the treatment of Alzheimer’s disease. Neurimmune conducts research to identify potential therapeutic antibodies and we are responsible for the development, manufacturing and commercialization of all products. Based upon our current development plans, we may pay Neurimmune up to $360.0 million in remaining milestone payments, as well as royalties on sales of any resulting commercial products.

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

A summary of activity related to this collaboration is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009

Milestone payments made to Neurimumune	$—	$2.5	$—	$7.5
Total development expense incurred by the collaboration	$5.3	$1.9	$10.4	$3.7
Total expense reflected within our consolidated statements of income	$5.3	$4.4	$10.4	$11.2

We have provided no financing to Neurimmune other than previously contractually required amounts.

Cardiokine

We collaborate with Cardiokine Biopharma LLC (Cardiokine), a subsidiary of Cardiokine Inc., on the joint development of Lixivaptan, an oral compound for the potential treatment of hyponatremia in patients with congestive heart failure. Based upon our current development plans, we may pay up to $100.0 million in remaining development milestone payments, as well as royalties on commercial sales under the terms of our collaboration agreement.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

A summary of activity related to this collaboration is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2010	2009	2010	2009

Milestone payments made to Cardiokine	$—	$—	$—	$—
Total development expense incurred by the collaboration	$19.0	$17.5	$36.4	$31.2
Biogen Idec’s share of expense reflected within our consolidated statements of income	$17.1	$15.8	$32.8	$28.1
Collaboration expense allocated to noncontrolling interests, net of tax	$1.9	$1.7	$3.6	$3.1

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

At June 30, 2010 the total carrying value of our investments in biotechnology companies that we have determined to be variable interest entities is $22.3 million. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.

We have entered into research collaborations with certain variable interest entities where we are required to share or fund certain development activities. These development activities are included in research and development expense within our consolidated statements of income, as they are incurred. Depending on the collaborative arrangement, we may record funding receivables or payable balances with our partners, based on the nature of the cost-sharing mechanism and activity within the collaboration. At June 30, 2010 we have recorded a receivable of $6.5 million related to a cost sharing arrangement with one of our collaborative relationships.

We have provided no financing to these variable interest entities other than previously contractually required amounts.

17.	Litigation

Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now BIMA) or, in some cases, Biogen Idec Inc., was named as a defendant in lawsuits filed by the City of New York and numerous Counties of the State of New York. All of the cases — except for cases filed by the County of Erie, County of Oswego and County of Schenectady (Three County Actions) — are the subject of a Consolidated Complaint, first filed on September 15, 2005 in the U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456 (MDL proceedings). The complaints allege that the defendants (i) fraudulently reported (or caused others to report incorrectly) the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement (Covered Drugs); (ii) marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; (iii) provided financing incentives to providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and (iv) overcharged Medicaid for illegally inflated Covered Drugs reimbursements. Among other things, the complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, the amended Consolidated Complaint alleges that the defendants failed to accurately report the “best price” on the Covered Drugs to the

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Secretary of Health and Human Services pursuant to rebate agreements, and excluded from their reporting certain discounts and other rebates that would have reduced the “best price.” With respect to the MDL proceedings, some of the plaintiffs’ claims were dismissed, and the parties, including Biogen Idec, began a mediation of the outstanding claims on July 1, 2008. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote” in any of these cases, and do not express an opinion at this time as to their likely outcome or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses to each of these complaints and are vigorously defending against them.

In 2006, the Massachusetts Department of Revenue (DOR) issued a Notice of Assessment against BIMA for $38.9 million of corporate excise tax for 2002, which includes associated interest and penalties. The assessment asserts that the portion of sales attributable to Massachusetts, the computation of BIMA’s research and development credits and the availability of certain claimed deductions were not appropriate, resulting in unpaid taxes for 2002. On December 6, 2006, we filed an abatement application with the DOR, seeking abatements for 2001, 2002 and 2003. The abatement application was denied on July 24, 2007. On July 25, 2007, we filed a petition with the Massachusetts Appellate Tax Board, seeking, among other items, abatements of corporate excise tax for 2001, 2002 and 2003 and adjustments in certain credits and credit carry forwards for 2001, 2002 and 2003. Issues before the Board include the computation of BIMA’s sales factor for 2001, 2002 and 2003, computation of BIMA’s research credits for those same years, and the availability of deductions for certain expenses and partnership flow-through items. We anticipate that the hearing on our petition will take place in the fourth quarter of 2010.

On June 8, 2010, we received Notices of Assessment from the DOR against BIMA for $103.5 million of corporate excise tax, including associated interest and penalties, related to our 2004, 2005 and 2006 tax filings. The asserted basis for these assessments is consistent with that for 2002. For all periods under dispute, we believe that positions taken in our tax filings are valid and believe that we have meritorious defenses in these disputes. We intend to contest these matters vigorously.

On October 27, 2008, Sanofi-Aventis Deutschland GmbH (Sanofi) filed suit against Genentech and Biogen Idec in federal court in Texas (E.D. Tex.) (Texas Action) claiming that RITUXAN and certain other Genentech products infringe U.S. Patents 5,849,522 (‘522 patent) and 6,218,140 (‘140 patent). Sanofi seeks preliminary and permanent injunctions, compensatory and exemplary damages, and other relief. The same day Genentech and Biogen Idec filed a complaint against Sanofi, Sanofi-Aventis U.S. LLC, and Sanofi-Aventis U.S., Inc. in federal court in California (N.D. Cal.) (California Action) seeking a declaratory judgment that RITUXAN and other Genentech products do not infringe the ‘522 patent or the ‘140 patent and a declaratory judgment that those patents are invalid. (Sanofi-Aventis U.S. LLC and Sanofi-Aventis U.S., Inc. were later dismissed voluntarily.) The Texas Action was ordered transferred to the federal court in the Northern District of California and consolidated with the California Action and we refer to the two actions together as the Consolidated Actions. We have not formed an opinion that an unfavorable outcome in the Consolidated Actions is either “probable” or “remote,” and do not express an opinion at this time as to the likely outcome of the matters or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses and are vigorously defending against the allegations.

On October 24, 2008, Hoechst GmbH filed with the ICC International Court of Arbitration (Paris) a request for arbitration against Genentech, relating to a terminated license agreement between Hoechst’s predecessor and Genentech that pertained to the above-referenced patents and related patents outside the U.S. The license was entered as of January 1, 1991 and was terminated by Genentech on October 27, 2008. We understand that Hoechst seeks payment of royalties on sales of Genentech products, including RITUXAN, damages for breach of contract, and other relief. We estimate, based solely on our understanding of Hoechst’s claims and not on any evaluation of the merits of the claims, that royalties and interest, if awarded in connection with RITUXAN, could total $100 million based on the 0.5% royalty rate set forth in the agreement

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

and historical RITUXAN net sales. Although we are not a party to the arbitration, any damages awarded to Hoechst based on sales of RITUXAN may be a cost charged to our collaboration with Genentech. Please read Note 17, Collaborations, to our Consolidated Financial Statements included within our 2009 Form 10-K, for a description of our collaboration with Genentech.

On September 15, 2009, we were issued U.S. patent No. 7,588,755, which claims the use of beta interferon for immunomodulation or treating a viral condition, viral disease, cancers or tumors. This patent, which expires in September 2026, covers, among other things, the treatment of MS with our product AVONEX. On May 27, 2010, Bayer Healthcare Pharmaceuticals Inc. (“Bayer”) filed a lawsuit against us in federal court in the District of New Jersey seeking a declatory judgment of patent invalidity and noninfringement and seeking monetary relief in the form of attorneys’ fees, costs and expenses. On May 28, 2010 we filed a lawsuit in federal court in the District of New Jersey alleging infringement of the ‘755 patent by EMD Serono, Inc. (manufacturer, marketer and seller of REBIF), Pfizer, Inc. (co-marketer of REBIF), Bayer (manufacturer, marketer and seller of BETASERON and manufacturer of EXTAVIA), and Novartis Pharmaceuticals Corp. (marketer and seller of EXTAVIA) and seeking monetary damages, including lost profits and royalties.

On March 23, 2010, we and Genentech were issued U.S. Patent No. 7,682,612 (the ‘612 patent) relating to a method of treating chronic lymphocytic leukemia (CLL) using an anti-CD20 antibody. The patent which expires in November 2019, covers, among other things, the treatment of CLL with RITUXAN. On March 23, 2010, we filed a lawsuit in federal court in the Southern District of California against Glaxo Group Limited and GlaxoSmithKline LLC (collectively, GSK) alleging infringement of that patent based upon GSK’s manufacture, marketing and sale of ARZERRA. We seek damages, including a royalty and lost profits, and injunctive relief. On May 14, 2010, GSK filed a counterclaim seeking a declaratory judgment of patent invalidity and noninfringement, and seeking monetary relief in the form of costs and attorneys’ fees.

We are also involved in product liability claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial conditions.

18.	Segment Information

We operate in one business segment, which is the business of development, manufacturing and commercialization of innovative therapies for human health care and therefore, our chief operating decision-maker manages the operation of our Company as a single operating segment.

19.	New Accounting Pronouncements

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

Recently Issued Accounting Standards

In April 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-17, Revenue Recognition — Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for Biogen Idec means fiscal 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As we plan to implement ASU No. 2010-17 prospectively, the effect of this guidance will be limited to future transactions. We do not expect adoption of this standard to have a material impact on our financial position or results of operations as we have no material research and development arrangements which will be accounted for under the milestone method.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes beginning on page 3 of this quarterly report on Form 10-Q.

Executive Summary

Introduction

Biogen Idec is a global biotechnology company that discovers, develops, manufactures and commercializes innovative therapies for human health care. Our business strategy is focused on discovering and developing first-in-class or best-in-class products that we can deliver to specialty markets globally. Patients around the world benefit from Biogen Idec’s significant products that address medical needs in the areas of neurology, oncology and immunology.

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

Financial Highlights

The following table is a summary of results achieved:

	For the Three Months
	Ended June 30,
(In millions, except per share amounts and percentages)	2010	2009	Change %

Total revenues	$1,212.7	$1,093.3	10.9%
Income from operations	$395.9	$222.9	77.6%
Net income attributable to Biogen Idec	$293.4	$142.8	105.4%
Diluted earnings per share attributable to Biogen Idec	$1.12	$0.49	128.6%

As described below under Results of Operations, our operating results for the three months ended June 30, 2010 were primarily driven by:

•	Increased AVONEX worldwide revenue. AVONEX revenues totaled $628.1 million in the second quarter 2010, representing a 6.3% increase over the same period in 2009.

•	Continued TYSABRI growth. Our share of TYSABRI revenues totaled $219.2 million for the second quarter of 2010, representing an increase of 16.8% over the same period in 2009.

•	Our share of RITUXAN revenues in the second quarter of 2010 totaled $306.4 million, representing an increase of 11.2% over the same period in 2009. Included within this amount is our share of co-promotion profits in the U.S. totaling $228.1 million, representing an increase of 14.9% over the same period in 2009. This is based upon $707.1 million of U.S. in-market sales of RITUXAN during the second quarter of 2010. Our share of revenue on sales of RITUXAN in the rest of world remained flat at $60.7 million, which includes a $21.3 million cumulative underpayment of royalties owed to us by Genentech. Selling and development expenses incurred by us and reimbursed by Genentech, which are also included within our total unconsolidated joint business revenues, increased 5.4% to $17.6 million.

•	Total costs and expenses decreased 6.2% in the second quarter of 2010 compared to the same period in 2009. This decrease was driven by a 20.4% decrease in research and development expense and a 43.0% decrease in amortization of acquired intangible assets. These decreases were offset by a 27.6% increase in collaboration profit sharing expense due to TYSABRI revenue growth, a 17.9% increase in cost of sales, excluding amortization of acquired tangible assets and an 18.8% increase in selling, general and administrative costs.

For the six months ended June 30, 2010 we also generated $765.4 million of net cash flows from operations which were primarily driven by our current earnings.

In April 2010, we announced that our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock, with repurchased shares being retired. During the second quarter of 2010, we repurchased approximately 20.8 million shares at a cost of approximately $1.0 billion under this share repurchase program. From July 1, 2010 through July 16, 2010, we repurchased approximately an additional 4.7 million shares under this program at a cost of $233.2 million, all of which were also retired.

Cash and cash equivalents and marketable securities totaled approximately $1,535.8 million as of June 30, 2010.

Results of Operations

Revenues

Revenues are summarized as follows:

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(In millions, except percentages)	2010		2009		2010		2009

Product:
United States	$433.0	35.7%	$423.1	38.7%	$843.5	36.3%	$816.0	38.3%
Rest of world	426.2	35.1%	367.9	33.7%	840.0	36.2%	708.4	33.3%

Total product revenues	$859.2	70.8%	$791.0	72.4%	$1,683.5	72.5%	$1,524.4	71.6%
Unconsolidated joint business	306.4	25.3%	275.6	25.2%	561.3	24.2%	554.4	26.0%
Other	47.1	3.9%	26.7	2.4%	76.8	3.3%	51.0	2.4%

Total revenues	$1,212.7	100.0%	$1,093.3	100.0%	$2,321.6	100.0%	$2,129.8	100.0%

Product Revenues

Product revenues are summarized as follows:

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(In millions, except percentages)	2010		2009		2010		2009

AVONEX	$628.1	73.1%	$591.2	74.8%	$1,220.7	72.5%	$1,146.5	75.2%
TYSABRI	219.2	25.5%	187.6	23.7%	437.9	26.0%	352.8	23.1%
Other	11.9	1.4%	12.2	1.5%	24.9	1.5%	25.1	1.7%

Total product revenues	$859.2	100.0%	$791.0	100.0%	$1,683.5	100.0%	$1,524.4	100.0%

AVONEX

Revenues from AVONEX are summarized as follows:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

United States	$370.9	$365.8	1.4%	$720.9	$705.7	2.2%
Rest of world	257.2	225.4	14.1%	499.8	440.8	13.4%

Total AVONEX revenues	$628.1	$591.2	6.3%	$1,220.7	$1,146.5	6.5%

For the three and six months ended June 30, 2010 compared to the same periods in 2009, the increase in U.S. AVONEX revenue was due to price increases offset by decreased commercial demand. Decreased commercial demand resulted in declines of approximately 7% and 8% in U.S. AVONEX sales volume for the three and six months ended June 30, 2010, respectively, over their prior year comparative periods. In addition, during the three and six months ended June 30, 2010, we experienced higher participation in our Access Program, which provides free product to eligible patients.

For the three and six months ended June 30, 2010 compared to the same periods in 2009, the increase in rest of world AVONEX revenue was due to increased commercial demand offset by price decreases in some countries. Increased commercial demand resulted in increases of approximately 6% and 5% in rest of world AVONEX sales volume for the three and six months ended June 30, 2010, respectively, over their prior year comparative periods. The increase in rest of world AVONEX revenue for the three month comparative periods was offset by the negative impact of foreign currency exchange rates resulting from the relative strengthening of the U.S. dollar against relevant foreign currencies, primarily the Euro. Despite the negative impact of foreign currency exchange rates experienced during the three month comparative periods, the impact of foreign currency exchange rates remained favorable for the six month comparative periods.

AVONEX rest of world revenues for the three and six months ended June 30, 2010 include gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program which totaled $15.2 million and $13.9 million, respectively, as compared to losses recognized of $9.2 million and $12.3 million, respectively, in their prior year comparative periods.

We expect AVONEX to face increasing competition in the multiple sclerosis (MS) marketplace in both the U.S. and rest of world from existing and new MS treatments, including oral and other alternative formulations developed by our competitors, the continued growth of TYSABRI and the commercialization of our other pipeline product candidates. Increased competition may lead to reduced unit sales of AVONEX as well as increasing price pressure.

TYSABRI

We collaborate with Elan Pharma International, Ltd (Elan) an affiliate of Elan Corporation, plc, on the development and commercialization of TYSABRI. Please read Note 17, Collaborations, to our Consolidated Financial Statements included within our 2009 Form 10-K for a description of this collaboration. Revenues from TYSABRI are summarized as follows:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

United States	$62.1	$57.3	8.4%	$122.6	$110.3	11.2%
Rest of world	157.1	130.3	20.6%	315.3	242.5	30.0%

Total TYSABRI revenues	$219.2	$187.6	16.8%	$437.9	$352.8	24.1%

For the three and six months ended June 30, 2010 compared to the same period in 2009, the increase in U.S. TYSABRI revenue was due to the continued increase in the number of patients using TYSABRI in the U.S. Increased commercial demand resulted in increases of approximately 15% in U.S. TYSABRI sales volume for both the three and six months ended June 30, 2010 as compared to the prior year comparative periods. Net sales of TYSABRI from our collaboration partner, Elan, to third-party customers in the U.S. for the three and six months ended June 30, 2010 totaled $144.9 million and $280.1 million, respectively, as compared to $124.5 million and $240.4 million, respectively in prior year comparative periods.

For the three and six months ended June 30, 2010 compared to the same periods in 2009, the increase in rest of world TYSABRI revenue was due to the continued increase in the number of patients using TYSABRI in our rest of world markets offset by price decreases in some countries. Increased commercial demand resulted in increases of approximately 28% and 30% in rest of world TYSABRI sales volume for the three and six months ended June 30, 2010, respectively, over their prior year comparative periods. The increase in rest of world TYSABRI revenue for the three month comparative periods was offset by the negative impact of foreign currency exchange rates resulting from the relative strengthening of the U.S. dollar against relevant foreign currencies, primarily the Euro. Despite the negative impact of foreign currency exchange rates experienced during the three month comparative periods, the impact of foreign currency exchange rates remained favorable for the six month comparative periods.

TYSABRI rest of world revenues for the three and six months ended June 30, 2010 include gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program which totaled $4.5 million and $6.0 million, respectively. No gains or losses were recognized on the settlement of cash flow hedge instruments for the three and six months ended June 30, 2009 as we did not hedge against TYSABRI rest of world revenues in those periods.

The prescribing information for TYSABRI contains significant safety warnings, including the risk of developing progressive multifocal leukoencephalopathy (PML), a rare but serious brain infection. In July 2010, we filed changes to the existing U.S. TYSABRI label with the U.S. Food and Drug Administration (FDA) to reflect that, in addition to the risks previously outlined, the risk of PML is increased in patients who have been treated with an immunosuppressant prior to receiving TYSABRI and that this increased risk appears to be independent of TYSABRI treatment duration. This label change follows our May 2010 update to the U.S. prescribing information to (1) reflect that if the initial evaluations for PML are negative but clinical suspicion for PML remains high, healthcare providers should continue to withhold TYSABRI dosing and repeat the PML evaluations and (2) update the existing warning to specify that Immune Reconstitution Inflammatory Syndrome (IRIS) can “be rapid, can lead to serious neurological complications or death”.

In May 2010, the European Medicines Agency (EMA) approved changes to the TYSABRI label in the E.U. to reflect that (1) the risk of PML increases after two years of therapy, (2) the limited experience in patients taking TYSABRI beyond three years means that the risk for PML in these patients cannot currently be estimated, and (3) there is a risk for the occurrence of IRIS in patients with TYSABRI induced PML following discontinuation or removal of TYSABRI by plasma exchange, a process that clears TYSABRI from patients’ blood allowing the immune system to fight the infection. These label changes were consistent with those recommended by the EMA in January 2010. The EMA also recommended that patients have an MRI at baseline and annual MRIs thereafter as well as be informed of the risk of PML through the use of treatment forms at the start of treatment and again after two years of therapy.

We continue to monitor the growth of TYSABRI unit sales, which may be further impacted by the updated prescribing information. We continue to research and develop protocols that may reduce risk and improve outcomes of PML in patients. We are working to identify patient or viral characteristics which contribute to the risk of developing PML, including the presence of asymptomatic JC virus infection with an assay to detect an immune response against the JC virus. Our efforts to improve management of PML by physicians and to improve patient outcomes have included researching plasma exchange to more rapidly remove TYSABRI from a patient, and drug screening that identified mefloquine as an anti-JC virus drug candidate. Specifically with respect to the JC virus antibody assay, we have initiated two clinical studies in the U.S., known as STRATIFY-1 and STRATIFY-2. These studies are intended to define the prevalence of serum JC virus antibody in patients with relapsing MS receiving or considering treatment with TYSABRI and to evaluate the potential to stratify patients into lower or higher risk for developing PML based on antibody status. Our efforts to stratify patients into lower or higher risk for developing PML, including evaluating the potential clinical utility of a JC virus antibody assay, and other ongoing or future clinical trials involving TYSABRI, may have a negative impact on prescribing behavior in at least the short term which may result in decreased product revenues from sales of TYSABRI.

Unconsolidated Joint Business Revenue

We collaborate with Genentech on the development and commercialization of RITUXAN. Please read Note 17, Collaborations, to our Consolidated Financial Statements included within our 2009 Form 10-K, for a description of this collaboration. Revenues from unconsolidated joint business are summarized as follows:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Biogen Idec’s share of co-promotion profits in the U.S.	$228.1	$198.5	14.9%	$428.4	$378.0	13.3%
Reimbursement of selling and development expense in the U.S.	17.6	16.7	5.4%	33.8	31.7	6.6%
Revenue on sales of RITUXAN in the rest of world	60.7	60.4	0.5%	99.1	144.7	(31.5)%

Total unconsolidated joint business revenues	$306.4	$275.6	11.2%	$561.3	$554.4	1.2%

The following table provides a summary of amounts comprising our share of co-promotion profits in the U.S.:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Product revenues, net	$707.1	$695.9	1.6%	$1,393.8	$1,337.6	4.2%
Costs and expenses	136.8	199.7	(31.5)%	310.2	379.9	(18.3)%

Co-promotion profits in the U.S.	570.3	496.2	14.9%	1,083.6	957.7	13.1%

Biogen Idec’s share of co-promotion profits in the U.S.	$228.1	$198.5	14.9%	$428.4	$378.0	13.3%

For the three and six months ended June 30, 2010 compared to the same periods in 2009, the increase in our share of co-promotion profits in the U.S. was driven by increased U.S. RITUXAN product revenues on sales recorded by Genentech and a reduction of collaboration costs and expenses.

The increase in U.S. RITUXAN product revenues for the three and six month comparative periods was primarily due to price increases. The increase for the comparative six month periods was also driven by increased commercial demand. Sales volume for the three month comparative periods remained essentially unchanged. The decrease in collaboration costs and expenses for the three and six month comparative periods primarily resulted from (1) a decline in expenditures for the development of RITUXAN for use in other indications and (2) a change in estimated reserves recorded in the first quarter 2010 related to the newly enacted healthcare reform legislation in the U.S. As discussed more fully below under the sub-section entitled, Provisions for Discounts and Allowances-Healthcare Reform, this change in estimated reserves is primarily driven by our expectation that fewer entities will be eligible for enrollment in the 340(B) program.

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

For the three and six months ended June 30, 2010 compared to the same period in 2009, the increase in selling and development expenses incurred by us in the U.S. and reimbursed by Genentech was primarily the result of our increased sales and marketing activities in support of RITUXAN. As discussed in Note 17, Collaborations, to our Consolidated Financial Statements included within our 2009 Form 10-K, Genentech incurs the majority of continuing development costs for RITUXAN. Expenses incurred by Genentech in the development of RITUXAN are not recorded as research and development expense, but rather reduce our share of co-promotion profits recorded as a component of unconsolidated joint business revenue. Costs associated with the development of other anti-CD20 products, such as GA101, are recorded as research and development expense; however, upon achievement of the successful commercialization of these products, additional costs incurred in their continuing development will no longer be recorded as research and development expense but will instead reduce our share of co-promotion profits recorded as a component of unconsolidated joint business revenue.

Revenue on sales of RITUXAN in the rest of world consists of our share of pretax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada. Revenues on sales of RITUXAN in the rest of world continue to decline due to royalty expirations in certain of our rest of world markets. The royalty period for sales in the rest of world with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. Specifically, the royalty periods with respect to sales in France, Spain, Germany and the United Kingdom expired in 2009. The royalty period with respect to sales in Italy expired earlier this year. The royalty periods for substantially all of the remaining royalty-bearing sales of RITUXAN in the rest of the world will subsequently expire through 2012. As a result of these expirations, we expect royalty revenues derived from sales of RITUXAN in the rest of world to continue to decline in future periods. The decreases experienced during the three and six months ended June 30, 2010, were offset by a cumulative underpayment of royalties owed to us on sales of RITUXAN in the rest of world by Genentech totaling $21.3 million. These unpaid royalties are expected to be received during the third quarter of 2010.

Other Revenues

Other revenues are summarized as follows:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Royalty revenues	$30.1	$25.0	20.4%	$56.1	$49.1	14.3%
Corporate partner revenues	17.0	1.7	899.9%	20.7	1.9	988.8%

Total other revenues	$47.1	$26.7	76.4%	$76.8	$51.0	50.6%

Royalty Revenues

We receive royalties on sales by our licensees of a number of products covered under patents we own. For the three and six months ended June 30, 2010 compared to the same periods in 2009, total royalty revenues were favorably impacted by approximately $3.3 million due to a one-time government purchase of Hepatitis B vaccine for which we are entitled to royalties.

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

Under the terms of our agreement, TMC is obligated to pay us royalties earned, on a country-by-country basis, until the later of (1) twelve years from the date of the first commercial sale of ANGIOMAX in such country and (2) the date upon which the product is no longer covered by a patent in such country. The annual royalty rate is reduced by a specified percentage in any country where the product is no longer covered by a patent and where sales have been reduced to a certain volume-based market share. TMC began selling ANGIOMAX in the U.S. in January 2001. The principal U.S. patent that covers ANGIOMAX was due to expire in March 2010 and TMC applied for an extension of the term of this patent. The United States Patent and

Trademark Office (PTO) rejected TMC’s application because in its view the application was not timely filed. TMC is in legal proceedings in federal district court against the PTO seeking to extend to December 2014 the term of the principal U.S. patent. Pursuant to court order, the PTO has issued an interim extension extending the term of the patent through and including the day ten days after the district court issues an order deciding the pending cross-motions for summary judgment in the proceedings. In the event that TMC is unsuccessful in obtaining such a patent term extension and third parties sell products comparable to ANGIOMAX after the period of marketing exclusivity expires (the FDA granted TMC an additional six-month period of marketing exclusivity for ANGIOMAX for having investigated its use in pediatric patients), we would expect a significant decrease in royalty revenues due to both lower royalty rates and increased competition.

Corporate Partner Revenues

For the three and six months ended June 30, 2010, the increase in corporate partner revenues is primarily related to amounts earned under the terms of our 2006 contract manufacturing agreement with Astellas Pharma US, Inc. for the supply of AMEVIVE.

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

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Discounts	$20.1	$19.1	5.2%	$39.4	$36.3	8.5%
Contractual adjustments	66.4	50.9	30.5%	122.3	92.7	31.9%
Returns	1.9	3.7	(48.6)%	6.5	9.6	(32.3)%

Total reserves	$88.4	$73.7	19.9%	$168.2	$138.6	21.4%

Gross product revenues	$947.6	$864.7	9.6%	$1,851.7	$1,663.0	11.3%

Percent of gross product revenues	9.3%	8.5%	9.4%	9.1%	8.3%	9.0%

Discount reserves include trade term discounts and wholesaler incentives. For the three and six months ended June 30, 2010 compared to the same periods in 2009, the increase in discounts was primarily driven by increases in trade term discounts and wholesaler incentives as a result of increased sales.

Contractual adjustment reserves relate to Medicaid and managed care rebates, VA and PHS discounts and other applicable allowances. For the three and six months ended June 30, 2010 compared to the same periods in 2009, contractual adjustments increased primarily due to the impact of higher contractual rebates and discounts resulting from U.S. healthcare reform legislation passed in March 2010, increased activity under managed care programs and increased rebates and discounts resulting from U.S. price increases.

Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. We also accept returns from our patients for various reasons. For the three and six months ended June 30, 2010 compared to the same periods in 2009, return reserves remained relatively unchanged.

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

Beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e. the “donut hole”). Also, beginning in 2011, we will be assessed our share of a new fee payable by all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to U.S. government programs (such as Medicare, Medicaid and VA and PHS discount programs) made during the previous year. The aggregated industry wide fee is expected to total $28 billion through 2019, ranging from $2.5 billion to $4.1 billion annually.

The manner in which this new legislation will be implemented is still being formulated. For example, the Health Resources and Services Administration (HRSA) is developing policy and implementation plans and building system capacity necessary to enroll new covered entities that are impacted by the new legislation. This will allow HRSA to begin working directly with new eligible entities and enrolling them in the 340(B) program. As a result, we do not yet know when and how discounts will be provided to the additional entities eligible to participate under the 340(B) program. In addition, the operation of the Medicare Part D coverage gap and the calculation and allocation of the annual fee on branded prescription drugs remains unclear, though, as noted above, these programs will not be effective until 2011. Accordingly, our estimate of the financial impact of this legislation on our business is based on numerous assumptions about the implementation of this new legislation and actual results may differ from our estimate.

Based upon our latest estimates, we expect that the new legislation will reduce our revenues in 2010 by approximately $40.0 to $60.0 million as a result of the higher rebates and discounts on our products. The decrease from our first quarter estimate of the full year impact of this new legislation on our 2010 revenues is primarily driven by our expectation that fewer entities will be eligible for enrollment in the 340(B) program. We continue to assess and refine our estimates. We are still assessing the full extent of this legislation’s near and longer term impact on our business.

While certain aspects of the new legislation implemented in 2010 are expected to reduce our revenues in 2010 and in future years, other provisions of this legislation may offset, at some level, any reduction in revenues when these provisions become effective. In future years, these other provisions are expected to result in higher revenues due to an increase in the total number of patients covered by health insurance and an expectation that existing insurance coverage will provide more comprehensive consumer protections. This would include a federal subsidy for a portion of a beneficiary’s out-of-pocket cost under Medicare Part D. However, the favorable results experienced as a result of the increase in patients are expected to be offset by the branded prescription drug manufacturers’ fee, which becomes effective in 2011.

In addition, we anticipate seeing continued efforts to reduce healthcare costs in many countries outside the U.S. as these countries attempt to manage increasing healthcare expenditures, especially in light of the global economic downturn and the European sovereign debt crisis. For example, certain governments of countries in which we operate have already implemented or may implement measures to reduce or control healthcare costs that, among other things, include imposed price reductions, suspensions on pricing increases on pharmaceuticals, increased mandatory discounts or rebates or seek recoveries of past price increases. Certain measures already implemented have negatively impacted our revenues. Our revenues will be further negatively impacted if these or similar measures continue to be implemented.

Costs and Expenses

Total costs and expenses are summarized as follows:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Cost of sales, excluding amortization of acquired intangible assets	$107.0	$90.7	17.9%	$204.0	$188.9	8.0%
Research and development	331.7	416.5	(20.4)%	638.7	695.9	(8.2)%
Selling, general and administrative	262.3	220.8	18.8%	511.0	442.7	15.4%
Collaboration profit sharing	62.7	49.1	27.6%	126.2	91.9	37.4%
Amortization of acquired intangible assets	53.1	93.2	(43.0)%	102.0	182.5	(44.1)%
Acquired in-process research and development	—	—	—	40.0	—	—

Total costs and expenses	$816.8	$870.4	(6.2)%	$1,622.0	$1,601.9	1.3%

Cost of Sales, Excluding Amortization of Acquired Intangible Assets (Cost of Sales)

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Cost of sales	$107.0	$90.7	17.9%	$204.0	$188.9	8.0%

For the three and six months ended June 30, 2010 compared to the same periods in 2009, the increase in cost of sales was primarily due to higher sales volume and a $5.5 million increase in costs associated with contract manufacturing activity for the supply of AMEVIVE. In addition, we also incurred a $6.7 million period expense in the second quarter of 2010 related to the shutdown of our manufacturing facility in Research Triangle Park, North Carolina, for capital upgrades.

Amounts written down related to unmarketable inventory are charged to cost of sales, and totaled $3.4 million and $5.7 million for the three and six months ended June 30, 2010, respectively, as compared to $2.1 million and $11.5 million in the prior year comparative periods.

Research and Development

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Research and development	$331.7	$416.5	(20.4)%	$638.7	$695.9	(8.2)%

For the three and six months ended June 30, 2010 compared to the same periods in 2009, the decrease in research and development expense was primarily related to the 2009 $110.0 million upfront payment due Acorda Therapeutics, Inc (Acorda) under our collaboration and license agreement dated June 30, 2009. Our research and development expense also decreased due to a reduction in spending in certain deprioritized programs, including Adentri, Lumiliximab, Ocrelizumab in RA and Lupus, and CDP323. These decreases were offset by increased clinical activity related to our Factor IX and Factor VIII programs and the related restructuring of the collaboration agreement with Swedish Orphan Biovitrum, during the first quarter of 2010, whereby we assumed full development and manufacturing responsibilities for these programs and as a result incurred increased costs. Our research and development spend also increased as a result of increasing clinical trial activity for several programs including PEGylated interferon beta-1a and Daclizumab as well as our efforts to research and develop protocols that may reduce risk and improve outcomes of PML in patients treated with TYSABRI.

For the three and six months ended June 30, 2010, milestone and upfront payments due to our collaboration partners, included within research and development expense, totaled $30.0 million and $36.0 million, respectively, as compared to $119.0 million and $129.0 million in the prior year comparative periods. Research and development expense for the three and six months ended June 30, 2010, included a $30.0 million milestone payment due Facet Biotech Corporation, a wholly-owned subsidiary of Abbott Laboratories (Facet), upon initiation of patient enrollment in a Phase 3 trial of daclizumab in relapsing MS in May 2010. The decrease for the three and six month comparative periods was the result of the 2009 $110.0 million upfront payment to Acorda.

The timing of upfront fees and milestone payments in the future may cause variability in future research and development expense.

Selling, General and Administrative

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Selling, general and administrative	$262.3	$220.8	18.8%	$511.0	$442.7	15.4%

For the three months and six months ended June 30, 2010 compared to the same periods in 2009, selling, general and administrative expenses increased primarily due to increased sales and marketing activities in support of AVONEX and TYSABRI, increased grant and sponsorship activity and $18.6 million of additional expense recognized related to the modification of equity based compensation in accordance with the transition agreement entered into with James C. Mullen, who retired as our President and Chief Executive Officer on June 8, 2010.

Collaboration Profit Sharing

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Collaboration profit sharing	$62.7	$49.1	27.6%	$126.2	$91.9	37.4%

For the three and six months ended June 30, 2010 compared to the same periods in 2009, the increase in collaboration profit sharing expense was due to the continued increase in TYSABRI rest of world sales resulting in higher rest of world net operating profits to be shared with Elan and resulting in growth in the third-party royalties Elan paid on behalf of the collaboration. For the three and six months ended June 30, 2010, our collaboration profit sharing expense included $11.1 million and $22.5 million, respectively, related to the reimbursement of third-party royalty payments made by Elan as compared to $9.4 million and $17.5 million, respectively, for the prior year comparative periods. Please read Note 17, Collaborations, to our Consolidated Financial Statements included within our 2009 Form 10-K for a description of this collaboration.

Amortization of Acquired Intangible Assets

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Amortization of acquired intangible assets	$53.1	$93.2	(43.0)%	$102.0	$182.5	(44.1)%

For the three and six months ended June 30, 2010 compared to the same periods in 2009, amortization of acquired intangible assets decreased significantly primarily as a result of a change in the amortization for the core technology related to our AVONEX product which is our most significant intangible asset. Our amortization policy reflects our belief that the economic benefit of our core technology is consumed as revenue is generated from our AVONEX product. We refer to this amortization methodology as the economic consumption model. An analysis of the anticipated lifetime revenue of AVONEX is performed at least annually during our long range planning cycle. This analysis serves as the basis for the calculation of economic consumption amortization model.

We completed our most recent long range planning cycle in the third quarter of 2009. This analysis is based upon certain assumptions that we evaluate on a periodic basis, such as the anticipated product sales of AVONEX and expected impact of competitive products and our own pipeline product candidates, as well as the issuance of new patents or the extension of existing patents. The results of our most recent analysis were most significantly impacted by the issuance in September 2009 of a U.S. patent covering the treatment of MS with AVONEX, which resulted in an increase in the total expected lifetime revenue of AVONEX and an extension of the assumed remaining life of our core intangible asset. Based upon this most recent analysis, amortization of intangible assets is expected to be in the range of approximately $160.0 million to $220.0 million annually through 2014.

Acquired In-Process Research and Development (IPR&D)

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Acquired in-process research and development	$—	$—	—	$40.0	$—	—

In connection with our acquisition of Biogen Idec Hemophilia Inc., formerly Syntonix Pharmaceuticals, Inc. (Syntonix), in January 2007, we agreed to make additional future consideration payments based upon the achievement of certain milestone events. In January 2010, we initiated patient enrollment in a registrational study for long-acting recombinant Factor IX in hemophilia B, known as B-LONG. The initiation of this study resulted in the achievement of a milestone under the acquisition agreement, obligating us to pay approximately $40.0 million to the former shareholders of Syntonix. This amount is reflected as IPR&D expense within our consolidated statement of income for the six months ended June 30, 2010.

Other Income (Expense), Net

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Interest income	$6.7	$12.1	(44.6)%	$15.6	$26.9	(42.0)%
Interest expense	(9.0)	(9.3)	(3.2)%	(17.3)	(19.2)	(9.9)%
Impairments of investments	(1.2)	(3.5)	(65.7)%	(17.0)	(9.6)	77.1%
Net gains (losses) on foreign currency transactions	(0.7)	3.6	(119.4)%	0.3	6.5	(95.4)%
Net realized gains on marketable securities	6.3	7.5	(16.0)%	11.3	11.9	(5.0)%
Other, net	(1.1)	4.3	(125.6)%	(0.3)	5.0	(106.0)%

Total other income (expense), net	$1.0	$14.7	(93.2)%	$(7.4)	$21.5	(134.4)%

Interest Income

For the three and six months ended June 30, 2010 compared to the same periods in 2009, interest income decreased primarily due to lower yields on cash, cash equivalents, and marketable securities and lower average cash balances.

Interest Expense

For the three and six months ended June 30, 2010, we capitalized interest costs related to construction in progress totaling approximately $6.9 million, and $14.7 million, respectively, which reduced our interest expense by the same amount. We capitalized $6.8 million and $13.0 million, respectively, in the prior year comparative periods.

Capitalized interest costs are primarily related to the development of our large-scale biologic manufacturing facility in Hillerød, Denmark. Upon completion of the facility’s operational qualification activities, which are expected during the fourth quarter of 2010, we will cease capitalizing interest expense in relation to this project. We will delay the start of manufacturing activities at this site until additional capacity is required by the business.

Impairment on Investments

For the three and six months ended June 30, 2010, we recognized $1.2 million and $17.0 million, respectively, in charges for the other-than-temporary impairment of our publicly held strategic investments, venture funds and investments in privately held companies as compared to $3.5 million and $6.0 million for the prior year comparable periods. The increase in the six month comparative periods was primarily the result of AVEO Pharmaceuticals, Inc., one of our strategic investments, executing an equity offering at a price below our cost basis during the first quarter of 2010.

Net realized gains on marketable securities for the six months ended June 30, 2009, includes $3.6 million in other-than-temporary impairment charges recognized during the first quarter of 2009. No impairments were recognized related to our marketable debt securities for the three months ended June 30, 2009 or for the three and six months ended June 30, 2010, respectively.

Impairment on Property, Plant and Equipment

We own or lease real estate primarily consisting of buildings that contain research laboratories, office space, and biologic manufacturing operations, some of which are located in markets that are experiencing high vacancy rates and decreasing property values. If we decide to consolidate, co-locate or dispose of certain aspects of our business operations, for strategic or other operational reasons, we may dispose of one or more of our properties. Due to reduced expectations of product demand, improved yields on production and other factors, we may not fully utilize our manufacturing facilities at normal levels resulting in idle time at facilities or substantial excess manufacturing capacity. We are always evaluating our current facility utilization strategy and assessing alternatives, including our recent decision to delay completion of our manufacturing facility in Denmark. If any of our owned properties are held for sale and we determine that the fair value of the properties is lower than their book value, we may not realize the full investment in these properties and incur impairment charges which may be significant. In addition, if we decide to fully or partially vacate a leased property, we may incur significant costs, including lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements.

Income Tax Provision

Tax Rate

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Effective tax rate	25.8%	39.0%	(33.8)%	25.7%	28.7%	(10.5)%
Income tax expense	$102.2	$92.7	10.2%	$177.6	$157.9	12.5%

Our effective tax rate will fluctuate from period to period due to several factors including the nature of our global operations. The factors that most significantly impact our effective tax rate include the variability in the allocation of our taxable earnings in multiple jurisdictions, changes in tax laws, acquisitions and licensing transactions.

Our income tax rate for the three and six months ended June 30, 2010 was favorably impacted, compared to the same periods in 2009, by a higher percentage of our profits being earned in lower rate international jurisdictions. This change in the location of our relative profits was caused by the growth of our international operations, a benefit related to transfer pricing between our international affiliates and lower 2010 domestic earnings as a proportion of total consolidated earnings due to U.S. healthcare reform legislation enacted in March 2010.

During 2010, we also experienced a favorable impact from a statutory increase in the U.S. manufacturers’ tax deduction and an increase in expenditures eligible for our orphan drug credit offset by the 2009 expiration of the federal research and development tax credit. In addition, our 2009 effective tax rate for the three and six months ended June 30, 2009 was increased by 7.5% and 2.3%, respectively, as a result of the $110.0 million upfront payment incurred in connection with the collaboration and license agreement entered into with Acorda Therapeutics, Inc. (Acorda) in the second quarter of 2009. Our effective tax rate for the six months ended June 30, 2009 was also favorably impacted by 5.5% for changes in tax law which became effective during the first quarter of 2009 in certain state jurisdictions in which we operate and resulted in a $30.3 million reduction of our tax expense for the six months ended June 30, 2009.

We expect our full-year 2010 effective tax rate to be between 26% and 28%. This rate does not consider the impact of a potential renewal of the U.S. federal research and development tax credit. Please read Note 14, Income Taxes to our Consolidated Financial Statements included in this report for a detailed income tax rate reconciliation for the three and six months ended June 30, 2010 and 2009.

Market Risk

We conduct business globally. As a result, our international operations are subject to certain opportunities and risks which may affect our results of operations, including volatility in foreign currency exchange rates or weak economic conditions in the foreign market in which we operate.

Foreign Currency Exchange Risk

While the financial results of our global activities are reported in U.S. dollars, the functional currency for most of our foreign subsidiaries is their local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. For example, when the U.S. dollar strengthens against foreign currencies, the relative value of sales made in the respective foreign currencies decreases, conversely, when the U.S. dollar weakens against foreign currencies, the relative amount of such sales in U.S. dollars increases.

Our net income may also fluctuate due to the impact of our foreign currency hedging program. Our foreign currency management program is designed to mitigate, over time, a portion of the impact on volatility in exchange rate changes on net income and earnings per share. We use foreign currency forward contracts to manage foreign currency risk with the majority of our forward contracts used to hedge certain forecasted revenue transactions denominated in foreign currencies. Foreign currency gains or losses arising from our operations are recognized in the period in which we incur those gains or losses.

Credit Risk

We are subject to credit risk from our accounts receivable related to our product sales. The majority of our accounts receivable arise from product sales in the United States and Europe with concentrations of credit risk generally limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. Our accounts receivable are primarily due from wholesale distributors, large pharmaceutical companies and public hospitals. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We continue to monitor economic conditions, including the volatility associated with international sovereign economies and associated impacts on the financial markets and our business. Our historical write-offs of accounts receivable have not been significant.

Within the European Union, our product sales in Italy, Spain and Portugal continue to be subject to significant payment delays due to government funding and reimbursement practices. We believe the credit and economic conditions within these countries has deteriorated through the first half of 2010. These conditions have resulted in and may continue to result in an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries. Our accounts receivable in Italy, Spain and Portugal totaled approximately $193.2 million as of June 30, 2010. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable related to sales within these countries.

We believe that our concentrations of credit risk from our accounts receivable balances related to our product sales in Greece to date have been limited as our receivables within this market are due from our wholesale distributor, for which related accounts receivable balances as of June 30, 2010 remain current and substantially in compliance with their contractual due dates. At June 30, 2010, we had $8.5 million due from our distributor in Greece. However, the majority of our sales by our distributor are to government funded hospitals and as a result our distributor maintains significant outstanding receivables with the government. Furthermore, the government of Greece has recently required financial support from both the European Union and the International Monetary Fund to avoid defaulting on its sovereign debt. In the event that Greece defaults on its debt, and could not pay our distributor, we may be unable to collect some or all of our remaining amounts due from the distributor. Should the government of Greece require pharmaceutical creditors to accept mandatory, retroactive, price deductions in settlement of outstanding receivables, we could be required to repay our distributor a portion of the amounts they have paid us, but were not collected. The potential impact resulting from such mandatory actions remains uncertain. To date, we have not been required to repay such amounts to our distributor or take a discount in settlement of any outstanding receivables and do not intend to do so.

If significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Financial Condition and Liquidity

Our financial condition is summarized as follows:

	As of	As of
(In millions, except percentages)	June 30, 2010	December 31, 2009	Change %

Financial assets:
Cash and cash equivalents	$721.0	$581.9	23.9%
Marketable securities — current	248.7	681.8	(63.5)%
Marketable securities — non-current	566.1	1,194.1	(52.6)%

Total financial assets	$1,535.8	$2,457.8	(37.5)%

Borrowings:
Current portion of notes payable and line of credit	$10.1	$19.8	(49.0)%
Notes payable and line of credit	1,069.7	1,080.2	(1.0)%

Total borrowings	$1,079.8	$1,100.0	(1.8)%

Working Capital:
Current assets	$2,255.2	$2,480.6	(9.1)%
Current liabilities	$(755.7)	$(714.9)	5.7%

Total working capital	$1,499.5	$1,765.7	(15.1)%

For the six months ended June 30, 2010, certain significant cash flows were as follows:

• $1,609.3 million used for share repurchases;

• $1,061.3 million in net proceeds received on sales and maturities of marketable securities;

• $141.6 million in total payments for income taxes;

• $85.3 million used for purchases of property, plant and equipment;

• $63.2 million in proceeds from the issuance of stock for share-based compensation arrangements;

•	$40.0 million payment made to the former shareholders of Syntonix recognized as IPR&D expense; and

• $30.0 million milestone payment made to Facet recognized as research and development expense.

For the six months ended June 30, 2009, certain significant cash flows were as follows:

• $349.5 million in total payments for income taxes;

• $231.9 million used for net purchases of marketable securities;

• $71.7 million used for purchases of property, plant and equipment.

• $57.6 million used for share repurchases;

• $35.2 million in net purchases of strategic investments; and

• $24.4 million in proceeds from the issuance of stock for share-based compensation arrangements;

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

Please read the “Risk Factors” section of this report and the “Quantitative and Qualitative Disclosures About Market Risk” section of our 2009 Form 10-K for items that could negatively impact our cash position and ability to fund future operations.

Share Repurchase Programs

In April 2010, we announced that our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock, with repurchased shares being retired. This repurchase authorization does not have an expiration date. As of June 30, 2010, approximately 20.8 million shares at a cost of approximately $1.0 billion have been repurchased under this program, all of which were retired. From July 1, 2010 through July 16, 2010, we repurchased approximately an additional 4.7 million shares under this program at a cost of $233.2 million, all of which were also retired. Approximately $235.0 million remains available for repurchase of our common stock under the 2010 program. The number of remaining shares that may be purchased under this program will vary based on price fluctuations of our common stock.

In October 2009, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock with the objective of reducing shares outstanding and returning excess cash to shareholders. This repurchase program was completed during the first quarter of 2010. During the first quarter of 2010, approximately 10.5 million shares of our common stock were repurchased for approximately $577.6 million under this program. During 2009, we repurchased approximately 8.8 million shares under this program at a cost of approximately $422.4 million. All shares repurchased under this program were retired.

As a result of the approximately 31.3 million shares repurchased during the six months ended June 30, 2010, common shares outstanding have decreased approximately 11.4% since December 31, 2009.

Cash, Cash Equivalents and Marketable Securities

Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments and other interest bearing marketable debt instruments in accordance with our investment policy. We attempt to mitigate credit risk in our cash reserves and marketable securities by maintaining a well diversified portfolio that limits the amount of investment exposure as to institution, maturity, and investment type. In particular, the value of our investments may be adversely affected by increases in interest rates, downgrades in the corporate bonds included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in other-than-temporary declines in the value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost which could adversely impact our financial position and our overall liquidity. Please read Note 6, Fair Value Measurements to our Consolidated Financial Statements included in this report for a summary of the fair value and valuation methods of our marketable securities as of June 30, 2010 and December 31, 2009.

The decrease in cash and marketable securities from December 31, 2009 is primarily due to share repurchases, tax payments, purchases of property, plant and equipment, a $30.0 million milestone payment made to Facet and the $40.0 milestone payment paid to the former shareholders of Syntonix offset by cash from operations, net proceeds received on sales and maturities of marketable securities and proceeds from the issuance of stock under our share-based compensation arrangements.

Borrowings

We have a $360.0 million senior unsecured revolving credit facility, which we may use for future working capital and general corporate purposes. This facility terminates in June 2012. As of June 30, 2010 and December 31, 2009, there were no borrowings under this credit facility and we were in compliance with applicable covenants. The credit rating on our Senior Notes at June 30, 2010, was Baa3 with a stable outlook by Moody’s Investors Service and BBB+ with a stable outlook by Standard & Poor’s. Please read Note 6, Fair Value Measurements to our Consolidated Financial Statements included in this report for a summary of the fair and carrying value of outstanding borrowings as of June 30, 2010 and December 31, 2009.

In connection with our 2006 distribution agreement with Fumedica, we issued notes payable totaling 61.4 million Swiss Francs which were to be repaid to Fumedica in varying amounts from June 2008 through June 2018. In June 2010, we repaid 12.0 million Swiss Francs ($10.3 million). As of June 30, 2010, our remaining note payable to Fumedica has a present value of 20.1 million Swiss Francs ($18.5 million) and remains payable in a series of payments through June 2018.

There have been no other significant changes in our borrowings since December 31, 2009.

Working Capital

We define working capital as current assets less current liabilities. The decrease in working capital from December 31, 2009 primarily reflects the overall decrease in current assets of $225.4 million and was primarily due to the net decrease in marketable securities resulting from our return of excess cash to shareholders via our share repurchase programs which totaled $1,609.3 million for the six months ended June 30, 2010 and increases in current liabilities totaling $40.7 million.

Cash Flows

The following table summarizes our cash flow activity:

	For the Six Months
	Ended June 30,
(In millions, except percentages)	2010	2009	Change %

Net cash flows provided by operating activities	$765.4	$529.3	44.6%
Net cash flows provided by (used in) investing activities	$933.7	$(303.2)	407.9%
Net cash flows used in financing activities	$(1,549.6)	$(63.8)	2,328.8%

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

The increase in cash provided by operating activities for the six months ended June 30, 2010 compared to the same period in 2009 was primarily driven by an increase in net income, decreased inventory balances and a comparative decrease in payments related to income tax liabilities offset by an increase in receivables due from unconsolidated joint business.

Investing Activities

The increase in cash provided by investing activities is primarily due to net sales of marketable securities during the six months ended June 30, 2010 compared to the same period in 2009, offset by our purchases of property, plant and equipment and milestone payment made to the former shareholders of Syntonix.

Net proceeds received on net sales and maturities of marketable securities totaled $1,061.3 million for the six months ended June 30, 2010 as compared to net purchases of $231.9 million made during the same period in 2009.

Financing Activities

The increase in cash used in financing activities is due principally to increases in the amounts of our common stock repurchased compared to the same period in 2009. In the six months ended June 30, 2010, we repurchased approximately 31.3 million shares of our common stock for approximately $1.6 billion as compared to 1.2 million shares for approximately $57.6 million in the six months ended June 30, 2009.

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

Tax Related Obligations

We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2010, we have approximately $137.8 million of liabilities associated with uncertain tax positions.

Included in these liabilities are amounts related to the settlement of certain federal and state tax audits in the fourth quarter of 2009. As of June 30, 2010, we expect to pay approximately $81.8 million within the next twelve months in connection with such settlements.

Funding Commitments

As of June 30, 2010, we have funding commitments of up to approximately $21.9 million as part of our investment in biotechnology oriented venture capital investments.

As of June 30, 2010, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded $28.7 million of accrued expenses on our consolidated balance sheet for work done by CROs as of June 30, 2010. We have approximately $370.0 million in cancellable future commitments based on existing CRO contracts as of June 30, 2010, which are not included within contractual obligations as they are cancellable.

Contingent Milestone Payments

Based on our development plans as of June 30, 2010, we have committed to make potential future milestone payments to third parties of up to approximately $1.3 billion as part of our various collaborations including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of June 30, 2010, such contingencies have not been recorded in our financial statements. As of June 30, 2010, we anticipate that we may make approximately $1.5 million of additional milestone payments during the remainder of 2010, provided various developmental milestones are achieved.

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

Legal Matters

Please read Note 17, Litigation to our Consolidated Financial Statements included in this report for a discussion of legal matters as of June 30, 2010.

New Accounting Standards

Please read Note 19, New Accounting Pronouncements to our Consolidated Financial Statements included in this report for a discussion of new accounting standards.

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

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2009 Form 10-K. There have been no material changes in the first six months of 2010 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Securities Exchange Act), as of June 30, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

Please read Note 17, Litigation, to our Consolidated Financial Statements included in this report, which is incorporated into this item by reference.

Item 1A.	Risk Factors

We are substantially dependent on revenues from our three principal products.

Our current and future revenues depend upon continued sales of our three principal products, AVONEX, RITUXAN and TYSABRI, which represented substantially all of our total revenues during the first half of 2010. Although we have developed and continue to develop additional products for commercial introduction, we expect to be substantially dependent on sales from these three products for many years. Any negative developments relating to any of these products, such as safety or efficacy issues, the introduction or greater acceptance of competing products, including biosimilars, or adverse regulatory or legislative developments may reduce our revenues and adversely affect our results of operations. A number of new competing products are expected to be approved for use in multiple sclerosis beginning in 2010. If these products have a similar or more attractive profile in terms of efficacy, convenience or safety, future sales of AVONEX or TYSABRI could be limited, which would reduce our revenues.

TYSABRI’s sales growth is important to our success.

We expect that our revenue growth over the next several years will be dependent upon sales of TYSABRI. If we are not successful in growing sales of TYSABRI, our future business plans, revenue growth and results of operations may be adversely affected.

TYSABRI’s sales growth cannot be certain given the significant restrictions on use and the significant safety warnings in the label, including the risk of developing progressive multifocal leukoencephalopathy (PML), a rare but serious brain infection. The risk of developing PML increases with prior immunosuppressant use, which may cause patients who have previously received immunosuppressants or their physicians to refrain from using or prescribing TYSABRI. The risk of developing PML also increases with longer treatment duration, with limited experience beyond three years of treatment. This may cause prescribing physicians or patients to suspend treatment with TYSABRI. If the incidence of PML at various durations of exposure were to exceed the rate implied in the TYSABRI label, it could limit sales growth, prompt regulatory review, require significant changes to the label or result in market withdrawal. Additional regulatory restrictions on the use of TYSABRI or safety-related label changes, including enhanced risk management programs, whether as a result of additional cases of PML or otherwise, may significantly reduce expected revenues and require significant expense and management time to address the associated legal and regulatory issues. In addition, ongoing or future clinical trials involving TYSABRI and efforts at stratifying patients into groups with lower or higher risk for developing PML, including evaluating the potential clinical utility of a JC virus antibody assay, may have an adverse impact on prescribing behavior in at least the short term and reduce sales of TYSABRI.

If we fail to compete effectively, our business and market position would suffer.

The biotechnology and pharmaceutical industry is intensely competitive. We compete in the marketing and sale of our products, the development of new products and processes, the acquisition of rights to new products with commercial potential and the hiring and retention of personnel. We compete with biotechnology and pharmaceutical companies that have a greater number of products on the market and in the product pipeline, greater financial and other resources and other technological or competitive advantages. One or more of our competitors may benefit from significantly greater sales and marketing capabilities, may develop products that are accepted more widely than ours and may receive patent protection that dominates, blocks or adversely affects our product development or business. In addition, recently enacted healthcare reform legislation in the U.S. has created a pathway for the FDA to approve biosimilars, which could compete on price and differentiation with products that we now or could in the future market. The introduction of more efficacious, safer, cheaper, or more convenient alternatives to our products could reduce our revenues and the value of our product development efforts.

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

Sales of our products are dependent, in large part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other organizations. Changes in government regulations or private third-party payors’ reimbursement policies may reduce reimbursement for our products and adversely affect our future results. In addition, when a new medical product is approved, the availability of government and private reimbursement for that product is uncertain, as is the amount for which that product will be reimbursed. We cannot predict the availability or amount of reimbursement for our product candidates.

The U.S. Congress recently enacted legislation to reform the health care system. While this legislation will, over time, increase the number of patients who have insurance coverage for our products, it also imposes cost containment measures that may adversely affect the amount of reimbursement for our products. These measures include increasing the minimum rebates for our drugs covered by Medicaid programs and extending such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations as well as expansion of the 340(B) Public Health Services drug discount program.

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

We encounter similar regulatory and legislative issues in most other countries. In the European Union and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. Many countries are reducing their public expenditures and we expect to see strong efforts to reduce healthcare costs in our international markets, including patient access restrictions, suspensions on price increases, prospective and possibly retroactive price reductions and increased mandatory discounts or rebates, recoveries of past price increases, and greater importation of drugs from lower-cost countries to higher-cost countries. We expect that our revenues would be negatively impacted if similar measures are or are continued to be implemented in other countries in which we operate. In addition, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets. This may create the opportunity for third party cross border trade or influence our decision to sell or not to sell a product, thus affecting our geographic expansion plans.

We expect that our revenues would be negatively impacted if similar measures are or are continued to be implemented in other countries in which we operate.

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

We rely solely on our manufacturing facility in Research Triangle Park, North Carolina for the production of TYSABRI. Our global bulk supply of TYSABRI depends on the uninterrupted and efficient operation of this facility, which could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors. If we are unable to meet demand for TYSABRI for any reason, we would need to rely on a limited number of qualified third party contract manufacturers. We cannot be certain that we could reach agreement on reasonable terms, if at all; with those manufacturers or that the FDA would approve our use of such manufacturers on a timely basis, if at all. Moreover, the transition of our manufacturing process to a third party could take a significant amount of time, involve significant expense and increase our manufacturing costs.

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

Due to reduced expectations of product demand, improved yields on production and other factors, we may not fully utilize our manufacturing facilities at normal levels resulting in idle time at facilities or substantial excess manufacturing capacity. We are always evaluating our current manufacturing strategy, and may pursue alternatives that include disposing of manufacturing facilities.

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

We also source all of our fill-finish and the majority of our final product storage operations, along with a substantial portion of our packaging operations, to a concentrated group of third party contractors. Any third party we use to fill-finish, package or store our products to be sold in the U.S. must be licensed by the FDA. As a result, alternative third party providers may not be readily available on a timely basis or, if available, may be more costly than current providers. The manufacture of products and product components, fill-finish, packaging and storage of our products require successful coordination among us and multiple third party providers. Our inability to coordinate these efforts, the lack of capacity available at a third party contractor or any other problems with the operations of these third party contractors could require us to delay shipment of saleable products or recall products previously shipped or impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share, diminish our profitability or damage our reputation.

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

As a global biotechnology company, we are subject to taxation in numerous countries, states and other jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various places that we operate. In preparing our financial statements, we estimate the amount of tax that will become payable in each of such places. Our effective tax rate, however, may be different than experienced in the past due to numerous factors, including changes in the mix of our profitability from country to country, the results of audits of our tax filings, changes in accounting for income taxes and changes in tax laws. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations.

In addition, our inability to secure or sustain acceptable arrangements with tax authorities and previously enacted or future changes in the tax laws, among other things, may require us to accrue for future tax payments in excess of amounts accrued in our financial statements.

The Obama administration has announced several proposals to reform U.S. tax law, including proposals that may reduce or eliminate the deferral of U.S. income tax on our unrepatriated earnings. These proposals, if enacted, may require those earnings to be taxed at the U.S. federal income tax rate, reduce or eliminate our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the U.S. Our future reported financial results may be adversely affected by tax law changes which restrict or eliminate our ability to claim foreign tax credits or deduct expenses attributable to foreign earnings, or otherwise affect the treatment of our unrepatriated earnings.

The growth of our business depends on our ability to attract and retain qualified personnel and key relationships.

The achievement of our commercial, research and development and external growth objectives depends upon our ability to attract and retain qualified scientific, manufacturing, sales and marketing and executive personnel and to develop and maintain relationships with qualified clinical researchers and key distributors. Competition for these people and relationships is intense and comes from a variety of sources, including pharmaceutical and biotechnology companies, universities and non-profit research organizations. It may be more difficult for us to attract and retain these people and relationships due to the uncertainty created by the presence on our Board of Directors of three individuals nominated by an activist shareholder and the possibility that activist shareholders may gain additional representation on or control of our Board of Directors.

Adverse market and economic conditions may exacerbate certain risks affecting our business.

Sales of our products are dependent on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations. As a result of adverse conditions affecting the U.S. and global economies and credit and financial markets, including the current sovereign debt crisis in Europe, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, governmental health authorities may reduce the extent of reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could reduce our product sales and revenue.

We rely on third parties for several important aspects of our business, including portions of our product manufacturing, royalty revenue, clinical development of future collaboration products, conduct of clinical trials, and raw materials. Such third parties may be unable to satisfy their commitments to us due to tightening of global credit or worsening economies from time to time, which would adversely affect our business.

Our sales and operations are subject to the risks of doing business internationally.

We are increasing our presence in international markets, which subjects us to many risks, such as:

•	economic problems that disrupt foreign health care payment systems;

•	fluctuations in currency exchange rates;

•	difficulties in staffing and managing international operations;

•	the imposition of governmental controls;

•	less favorable intellectual property or other applicable laws;

•	the inability to obtain necessary foreign regulatory or pricing approvals of products in a timely manner;

•	restrictions on direct investments by foreign entities and trade restrictions;

•	changes in tax laws and tariffs; and

•	longer payment cycles.

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

As of June 30, 2010, we had $1.1 billion of outstanding indebtedness, and we may incur additional debt in the future. Our level of indebtedness could adversely affect our business by, among other things:

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

Several factors might discourage a takeover attempt that could be viewed as beneficial to shareholders who wish to receive a premium for their shares from a potential bidder. For example:

•	we are subject to Section 203 of the Delaware General Corporation Law, which provides that we may not enter into a business combination with an interested shareholder for a period of three years after the date of the transaction in which the person became an interested shareholder, unless the business combination is approved in the manner prescribed in Section 203;

•	our board of directors has the authority to issue, without a vote or action of shareholders, shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of common stock;

•	our collaboration agreement with Elan provides Elan with the option to buy the rights to TYSABRI if we undergo a change of control, which may limit our attractiveness to potential acquirers;

•	our collaboration agreement with Genentech provides that, if we undergo a change of control, within 90 days Genentech may present an offer to us to purchase our rights to RITUXAN. If a change of control were to occur in the future and Genentech were to present an offer for the RITUXAN rights, we must either accept Genentech’s offer or purchase Genentech’s rights to RITUXAN on the same terms as its offer. If Genentech presents such an offer, then they will be deemed concurrently to have exercised a right, in exchange for a royalty on net sales in the U.S. of any anti-CD20 product acquired or developed by Genentech or any anti-CD20 product that Genentech licenses from a third party that is developed under the agreement, to purchase our interest in each such product;

•	our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year; and

•	advance notice is required for nomination of candidates for election as a director and for proposals to be brought before an annual meeting of shareholders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes our common stock repurchase activity during the second quarter of 2010:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
	Total Number of	Average Price	as Part of Publicly	May Yet Be Purchased
	Shares Purchased	Paid per Share	Announced Programs	Under Our Programs
Period	(#)	($)	(#)	($ in millions)

2010 Repurchase Program
Apr-10	1,600,000	52.36	1,600,000	1,416.2
May-10	8,522,294	50.87	8,522,294	982.7
Jun-10	10,676,531	48.18	10,676,531	468.2

Total	20,798,825	49.61

On April 20, 2010, we announced that our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock. This authorization is intended to continue to reduce our shares outstanding with the objective of returning excess cash to shareholders. We intend to retire these shares following repurchase on the open market. This repurchase authorization does not have an expiration date. As of June 30,

2010, approximately 20.8 million shares at a cost of approximately $1.0 billion have been repurchased under this program, all of which were retired. From July 1, 2010 through July 16, 2010, we repurchased approximately an additional 4.7 million shares under this program at a cost of $233.2 million, all of which were also retired. Approximately $235.0 million remains available for repurchase of our common stock under the 2010 program. The number of remaining shares that may be purchased under this program will vary based on price fluctuations of our common stock.

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

BIOGEN IDEC INC.

/s/  Paul J. Clancy
Paul J. Clancy
Executive Vice President and
Chief Financial Officer

July 20, 2010

EXHIBIT INDEX

Exhibit
Number*	Description of Exhibit

10.1	Employment Agreement between Biogen Idec Inc. and George A. Scangos, Ph.D. dated as of June 28, 2010. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 1, 2010.
10.2	Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan, as amended. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 28, 2010.
10.3+	Annual Retainer Summary for Board of Directors.
31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following materials from Biogen Idec Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

*	Unless otherwise indicated, exhibits were previously filed with the Securities and Exchange Commission under Commission File Number 0-19311 and are incorporated herein by reference.

+	Filed herewith

++	Furnished herewith