Form 10-Q
period 2010-09-30
BIOGEN IDEC INC.
filed 2010-10-26
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of October 22, 2010, was 238,302,269 shares.

BIOGEN IDEC INC.

FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2010

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Statements of Income — For the Three and Nine Months Ended September 30, 2010 and 2009	4
	Consolidated Balance Sheets — As of September 30, 2010 and December 31, 2009	5
	Consolidated Statements of Cash Flows — For the Nine Months Ended September 30, 2010 and 2009	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59
Item 4.	Controls and Procedures	59

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	59
Item 1A.	Risk Factors	59
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 6.	Exhibits	70
Signatures		71
EX-3.1
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
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements do not relate strictly to historical or current facts and they may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	the anticipated level, mix and timing of future product sales, royalty revenues or obligations, milestone payments, expenses, liabilities, contractual obligations, currency hedges, effective tax rate and amortization of intangible assets;

•	the growth trends for TYSABRI and our ability to improve the benefit-risk profile of TYSABRI;

•	the assumed remaining life of the core technology relating to AVONEX and expected lifetime revenue of AVONEX;

•	the incidence, timing, outcome and impact of litigation, proceedings related to patents and other intellectual property rights, tax audits and assessments and other legal proceedings;

•	the timing and impact of accounting standards;

•	the impact of healthcare reform and other measures designed to reduce healthcare costs;

•	the impact of the global macroeconomic environment and the deterioration of the credit and economic conditions in Europe;

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	the status, intended use and financial impact of our manufacturing facilities and other properties; and

•	the drivers for growing our business, including our plans to pursue external business development and research opportunities, and the impact of competition.

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

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Revenues:
Product	$876,850	$801,689	$2,560,305	$2,326,067
Unconsolidated joint business	257,981	283,919	819,281	838,307
Other	40,958	34,910	117,765	85,918

Total revenues	1,175,789	1,120,518	3,497,351	3,250,292

Costs and expenses:
Cost of sales, excluding amortization of acquired intangible assets	95,918	93,486	299,958	282,404
Research and development	319,054	304,055	957,759	999,986
Selling, general and administrative	244,160	226,755	755,147	669,415
Collaboration profit sharing	63,991	60,697	190,240	152,608
Amortization of acquired intangible assets	53,531	51,347	155,568	233,830
Acquired in-process research and development	205,000	—	244,976	—

Total costs and expenses	981,654	736,340	2,603,648	2,338,243

Income from operations	194,135	384,178	893,703	912,049
Other income (expense), net	(6,945)	9,360	(14,318)	30,886

Income before income tax expense	187,190	393,538	879,385	942,935
Income tax expense	75,011	113,936	252,564	271,869

Net income	112,179	279,602	626,821	671,066
Net income (loss) attributable to noncontrolling interest, net of tax	(141,936)	1,939	(138,174)	6,571

Net income attributable to Biogen Idec Inc.	$254,115	$277,663	$764,995	$664,495

Net income per share:
Basic earnings per share attributable to Biogen Idec Inc.	$1.06	$0.96	$2.98	$2.30

Diluted earnings per share attributable to Biogen Idec Inc.	$1.05	$0.95	$2.95	$2.28

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	239,864	288,917	256,586	288,416

Diluted earnings per share attributable to Biogen Idec Inc.	242,313	291,037	258,906	290,368

See accompanying notes to these unaudited consolidated financial statements

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	As of September 30,	As of December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$626,757	$581,889
Marketable securities	197,835	681,835
Accounts receivable, net	616,697	551,208
Due from unconsolidated joint business	221,618	193,789
Inventory	269,313	293,950
Other current assets	198,911	177,924

Total current assets	2,131,131	2,480,595

Marketable securities	560,006	1,194,080
Property, plant and equipment, net	1,641,791	1,637,083
Intangible assets, net	1,715,342	1,871,078
Goodwill	1,138,621	1,138,621
Investments and other assets	207,256	230,397

Total assets	$7,394,147	$8,551,854

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$143,699	$118,534
Taxes payable	115,689	75,891
Accrued expenses and other	553,796	500,755
Current portion of notes payable and line of credit	11,296	19,762

Total current liabilities	824,480	714,942

Notes payable and line of credit	1,068,776	1,080,207
Long-term deferred tax liability	174,615	240,618
Other long-term liabilities	256,075	254,205

Total liabilities	2,323,946	2,289,972

Commitments and contingencies (Notes 9, 14, 16, 17 and 18)
Shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	124	144
Additional paid-in capital	3,855,690	5,781,920
Accumulated other comprehensive income	(9,161)	50,496
Retained earnings	1,646,852	1,068,890
Treasury stock, at cost	(462,810)	(679,920)

Total Biogen Idec Inc. shareholders’ equity	5,030,695	6,221,530
Noncontrolling interest	39,506	40,352

Total shareholders’ equity	5,070,201	6,261,882

Total liabilities and shareholders’ equity	$7,394,147	$8,551,854

See accompanying notes to these unaudited consolidated financial statements

BIOGEN IDEC INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months
	Ended September 30,
	2010	2009

Cash flows from operating activities:
Net income	$626,821	$671,066
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	260,089	334,761
Acquired in-process research and development	271,376	—
Share-based compensation	134,594	119,902
Non-cash interest (income) expense and foreign exchange remeasurement loss (gain), net	1,124	(12,861)
Deferred income taxes	(61,244)	(72,580)
Realized gain on sale of marketable securities and strategic investments	(16,113)	(17,185)
Write-down of inventory to net realizable value	9,918	13,431
Loss on disposal of property, plant and equipment, net	1,748	—
Impairment of marketable securities, investments and other assets	19,319	9,866
Excess tax benefit from share-based compensation	(6,284)	(3,194)
Changes in operating assets and liabilities, net:
Accounts receivable	(72,719)	(96,215)
Due from unconsolidated joint business	(27,829)	13,646
Inventory	16,311	(25,195)
Other assets	(22,435)	8,555
Accrued expenses and other current liabilities	17,377	(37,733)
Other liabilities and taxes payable	41,564	(110,706)

Net cash flows provided by operating activities	1,193,617	795,558

Cash flows from investing activities:
Purchases of marketable securities	(1,371,769)	(3,001,156)
Proceeds from sales and maturities of marketable securities	2,490,363	2,334,093
Acquisitions	(39,976)	—
Acquisition of a variable interest entity, net	(84,952)	—
Purchases of property, plant and equipment	(124,220)	(110,129)
Purchases of other investments	(5,499)	(36,519)
Proceeds from the sale of a strategic equity investment	—	6,067
Collateral received under securities lending	—	29,991

Net cash flows provided by (used in) investing activities	863,947	(777,653)

Cash flows from financing activities:
Purchases of treasury stock	(2,077,579)	(57,631)
Proceeds from issuance of stock for share-based compensation arrangements	80,447	33,236
Change in cash overdraft	2,586	7,497
Net distributions to noncontrolling interest	(6,401)	(2,832)
Excess tax benefit from share-based compensation	6,284	3,194
Repayment of borrowings	(16,182)	(10,867)
Obligation under securities lending	—	(29,991)

Net cash flows used in financing activities	(2,010,845)	(57,394)

Net increase in cash and cash equivalents	46,719	(39,489)
Effect of exchange rate changes on cash and cash equivalents	(1,851)	2,892
Cash and cash equivalents, beginning of the period	581,889	622,385

Cash and cash equivalents, end of the period	$626,757	$585,788

See accompanying notes to these unaudited consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Overview

Biogen Idec is a global biotechnology company that discovers, develops, manufactures and commercializes innovative therapies for human health care. We currently have four marketed products: AVONEX, RITUXAN, TYSABRI, and FUMADERM. Our marketed products are used for the treatment of multiple sclerosis (MS), non-Hodgkin’s lymphoma (NHL), rheumatoid arthritis (RA), Crohn’s disease, chronic lymphocytic leukemia (CLL) and psoriasis.

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2009 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

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

In determining whether we are the primary beneficiary of an entity, we consider a number of factors, including our ability to direct the activities that most significantly affect the entity’s economic success, our contractual rights and responsibilities under the arrangement and the significance of the arrangement to each party. These considerations impact the way we account for our existing collaborative and joint venture relationships and determines the consolidation of companies or entities with which we have collaborative or other arrangements.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Subsequent Events

We did not have any material recognizable subsequent events. However, we did have the following nonrecognizable subsequent events:

•	On October 1, 2010, we sold our San Diego campus for cash proceeds of approximately $128.0 million. As part of this transaction, we have also agreed to leaseback all of the San Diego facilities for a period of 15 months. We will account for this transaction as a financing arrangement. For a more detailed description of these transactions, please read Note 9, Property, Plant and Equipment.

•	On October 19, 2010, we and Genentech, Inc., a member of the Roche Group (Genentech), amended and restated our Amended and Restated Collaboration Agreement dated June 19, 2003 with regard to the development of ocrelizumab, a humanized anti-CD20 antibody, and agreed to terms for the development of GA101, a next-generation anti-CD20 antibody. For a more detailed description of this transaction and its effect on our collaboration with Genentech, please read Note 17, Collaborations.

2.	Acquisitions and Dispositions

Biogen Idec Hemophilia Inc. (formerly Syntonix Pharmaceuticals, Inc.)

In connection with our acquisition of Biogen Idec Hemophilia Inc. (BIH), formerly Syntonix Pharmaceuticals, Inc. (Syntonix), in January 2007, we agreed to make additional future consideration payments based upon the achievement of certain milestone events associated with the development of BIH’s lead product, long-acting recombinant Factor IX, a product for the treatment of hemophilia B. In January 2010, we initiated patient enrollment in a registrational stage study for Factor IX which resulted in the achievement of one of those milestone events. As a result of the achievement of this milestone, we paid approximately $40.0 million to the former shareholders of Syntonix. As the acquisition of BIH occurred prior to our January 1, 2009 adoption of a new accounting standard for business combinations, this acquisition continues to be accounted for under previously issued guidance. Accordingly, we recorded this payment as a charge to acquired in-process research and development (IPR&D) within our consolidated statements of income. For a more detailed description of this acquisition, please read Note 2, Acquisitions and Dispositions to our consolidated financial statements included within our 2009 Form 10-K.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Revenues from Unconsolidated Joint Business

We collaborate with Genentech on the development and commercialization of RITUXAN. Revenues from unconsolidated joint business consist of (1) our share of pre-tax co-promotion profits in the U.S.; (2) reimbursement of our selling and development expense in the U.S.; and (3) revenue on sales of RITUXAN in the rest of world, which consists of our share of pretax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada by F. Hoffmann-La Roche Ltd. (Roche) and its sublicensees. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling and marketing, and joint development expenses incurred by Genentech, Roche and us. We record our royalty and co-promotion profit revenue on sales of RITUXAN in the rest of world on a cash basis.

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

Multiple-Deliverable Revenue Arrangements

During the third quarter of 2010, we elected to early adopt Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13, amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. The early adoption of this standard requires the disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. Our adoption of this standard did not have a material impact our financial position or results of

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

operations as through the third quarter of 2010, we had not recorded any revenue in accordance with revenue recognition rules for multiple deliverables as described in ASU 2009-13 or its predecessor pronouncements.

Bad Debt Reserves

Bad debt reserves are based on our estimated uncollectible accounts receivable. Given our historical experiences with bad debts, combined with our credit management policies and practices, we do not presently maintain significant bad debt reserves.

Concentrations of Credit Risk

The majority of our accounts receivable arise from product sales in the United States and Europe and are primarily due from wholesale distributors, large pharmaceutical companies and public hospitals. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We continue to monitor economic conditions, including the volatility associated with international economies, and associated impacts on the relevant financial markets and our business, especially in light of the global economic downturn. The credit and economic conditions within Greece, Italy, Spain, Portugal and Ireland, among other members of the European Union, have deteriorated throughout 2010. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries. As of September 30, 2010, our accounts receivable in Greece, Italy, Spain, Portugal and Ireland totaled approximately $250.4 million. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable.

Reserves for Discounts and Allowances

We establish reserves for trade term discounts, wholesaler incentives, Medicaid rebates, VA and PHS discounts, managed care rebates, product returns and other applicable allowances. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). In addition, we distribute no-charge product to qualifying patients under our patient assistance and patient replacement goods program. This program is administered through one of our distribution partners, which ships product for qualifying patients from its own inventory purchased from us. Gross revenue and the related reserves are not recorded on product shipped under this program and cost of sales is recorded when the product is shipped.

Product revenue reserves are categorized as follows: discounts, contractual adjustments and returns. An analysis of the amount of, and change in, reserves is summarized as follows:

		Contractual
(In millions)	Discounts	Adjustments	Returns	Total

Balance, as of December 31, 2009	$13.9	$70.3	$18.9	$103.1
Current provisions relating to sales in current year	58.0	204.7	12.3	275.0
Adjustments relating to prior years	(2.4)	(2.2)	(1.8)	(6.4)
Payments/returns relating to sales in current year	(45.9)	(110.3)	(0.5)	(156.7)
Payments/returns relating to sales in prior years	(9.5)	(60.7)	(9.5)	(79.7)

Balance, as of September 30, 2010	$14.1	$101.8	$19.4	$135.3

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The total reserves above, included in our consolidated balance sheets, are summarized as follows:

	As of	As of
	September 30,	December 31,
(In millions)	2010	2009

Reduction of accounts receivable	$34.7	$43.3
Current liability	100.6	59.8

Total reserves	$135.3	$103.1

Healthcare Reform

In March 2010, healthcare reform legislation was enacted in the U.S. This legislation contains several provisions that affect our business.

Although many provisions of the new legislation did not take effect immediately, several provisions became effective in the first quarter of 2010. These include (1) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on our branded prescription drugs; (2) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (3) the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers.

Beginning in 2011, the new law also requires drug manufacturers to provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e. the “donut hole”). Also, in 2011, a new fee will be payable by branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to qualifying U.S. government programs (such as Medicare, Medicaid and VA and PHS discount programs) made during the previous year. The aggregated industry wide fee is expected to total $28 billion through 2019, of which $2.5 billion is payable in 2011.

This new legislation contains a number of provisions that affect existing government programs and has required the creation of new programs, policies and processes, many of which remain under development and have not been fully implemented. For example, we do not yet fully know the extent of additional entities eligible to participate under the 340(B) program or when and how discounts will be provided to these entities. In addition, the operation of the Medicare Part D coverage gap remains uncertain, though, as noted above, this program and others will not be effective until 2011.

4.	Inventory

Inventory is stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are charged to research and development expense when consumed.

The components of inventory are summarized as follows:

	As of	As of
	September 30,	December 31,
(In millions)	2010	2009

Raw materials	$51.6	$49.2
Work in process	126.0	174.0
Finished goods	91.7	70.8

Total inventory	$269.3	$294.0

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

5.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of September 30, 2010			As of December 31, 2009
	Estimated		Accumulated			Accumulated
(In millions)	Life	Cost	Amortization	Net	Cost	Amortization	Net

Intangible assets:
Out-licensed patents	12 years	$578.0	$(339.9)	$238.1	$578.0	$(306.0)	$272.0
Core developed technology	15-23 years	3,005.3	(1,593.9)	1,411.4	3,005.3	(1,472.4)	1,532.9
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed patents	14 years	3.0	(1.3)	1.7	3.0	(1.1)	1.9
Assembled workforce	4 years	2.1	(2.0)	0.1	2.1	(1.8)	0.3
Distribution rights	2 years	12.7	(12.7)	—	12.7	(12.7)	—

Total intangible assets		$3,665.1	$(1,949.8)	$1,715.3	$3,665.1	$(1,794.0)	$1,871.1

Intangible assets were unchanged as of September 30, 2010, compared to December 31, 2009, exclusive of the impact of amortization.

Our most significant intangible asset is the core technology related to our AVONEX product. The net book value of this asset as of September 30, 2010 was $1,396.7 million. We believe the economic benefit of our core technology is consumed as revenue is generated from our AVONEX product, which we refer to as the economic consumption amortization model. This amortization methodology involves calculating a ratio of actual current period sales to total anticipated sales for the life of the product and applying this ratio to the carrying amount of the intangible asset. An analysis of the anticipated product sales of AVONEX is performed at least annually during our long range planning cycle, and this analysis serves as the basis for the calculation of our economic consumption amortization model. Although we believe this process has allowed us to reliably determine the best estimate of the pattern in which we will consume the economic benefits of our core technology intangible asset, the model could result in deferring amortization charges to future periods in certain instances, due to continued sales of the product at a nominal level after patent expiration or otherwise. In order to ensure that amortization charges are not unreasonably deferred to future periods, we compare the amount of amortization determined under the economic consumption model against the minimum amount of amortization recalculated each year under the straight-line method. Amortization is then recorded based upon the higher of the amount of amortization determined under the economic consumption model or the minimum amortization amount determined under the straight-line method.

We completed our most recent long range planning cycle in the third quarter of 2010. Based upon this analysis, we have continued to amortize this asset on the economic consumption model for the third quarter of 2010, and expect to apply the same model for the subsequent three quarters. In addition, this analysis did not result in a significant change in the expected lifetime revenue of AVONEX. As a result, the amortization recorded in relation to our core intangible asset for the current and three subsequent quarters is anticipated to be comparable to amounts recorded during the prior four quarters. We monitor events and expectations on product performance. If there are any indications that the assumptions underlying our most recent analysis would be different than those utilized within our current estimates, our analysis would be updated and may result in a significant change in the anticipated lifetime revenue of AVONEX determined during our most recent annual review.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For the three and nine months ended September 30, 2010, amortization for acquired intangible assets totaled $53.5 million and $155.6 million, respectively, compared to $51.3 million and $233.8 million, respectively, in the prior year comparative periods and is expected to be in the range of approximately $170.0 million to $210.0 million annually through 2015.

Goodwill

Our goodwill balance remained unchanged as of September 30, 2010, compared to December 31, 2009. As of September 30, 2010, we had no accumulated impairment losses.

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

The tables below present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points from active markets that are observable, such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

A majority of our financial assets and liabilities have been classified as Level 2. Our financial assets and liabilities (which include our cash equivalents, derivative contracts, marketable debt securities, and plan assets for deferred compensation) have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. We validate the prices provided by our third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of September 30, 2010 and December 31, 2009.

Our strategic investments in publicly traded equity securities are classified as Level 1 assets as their fair values are readily determinable and based on quoted market prices.

Our venture capital investments include investments in certain biotechnology oriented venture capital funds which primarily invest in small privately-owned, venture-backed biotechnology companies. These investments are the only assets for which we used Level 3 inputs to determine the fair value and represented approximately 0.3% of total assets as of both September 30, 2010 and December 31, 2009. The fair value of

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

our investments in these venture capital funds has been estimated using the net asset value of the fund. The investments cannot be redeemed within the funds. Distributions from each fund will be received as the underlying investments of the fund are liquidated. The funds and therefore a majority of the underlying assets of the funds will not be liquidated in the near future. The underlying assets in these funds are initially measured at transaction prices and subsequently valued using the pricing of recent financings or by reviewing the underlying economic fundamentals and liquidation value of the companies that the funds invest in. Gains and losses (realized and unrealized) included in earnings for the period are reported in other income (expense), net.

There have been no transfers of assets or liabilities between the fair value measurement classifications for all periods presented.

The following tables set forth our financial assets and liabilities that were recorded at fair value:

				Significant
	Balance as of	Quoted Prices in	Significant Other	Unobservable
	September 30,	Active Markets	Observable Inputs	Inputs
(In millions)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$534.3	$—	$534.3	$—
Marketable debt securities:
Corporate debt securities	226.3	—	226.3	—
Government securities	476.0	—	476.0	—
Mortgage and other asset backed securities	55.5	—	55.5	—
Strategic investments	36.4	36.4	—	—
Venture capital investments	21.8	—	—	21.8
Derivative contracts	1.0	—	1.0	—
Plan assets for deferred compensation	12.3	—	12.3	—

Total	$1,363.6	$36.4	$1,305.4	$21.8

Liabilities:
Derivative contracts	$24.5	$—	$24.5	$—

Total	$24.5	$—	$24.5	$—

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

				Significant
	Balance as of	Quoted Prices in	Significant Other	Unobservable
	December 31,	Active Markets	Observable Inputs	Inputs
(In millions)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$476.4	$—	$476.4	$—
Marketable debt securities:
Corporate debt securities	504.1	—	504.1	—
Government securities	1,133.5	—	1,133.5	—
Mortgage and other asset backed securities	238.3	—	238.3	—
Strategic investments	5.9	5.9	—	—
Venture capital investments	21.9	—	—	21.9
Derivative contracts	15.8	—	15.8	—
Plan assets for deferred compensation	13.6	—	13.6	—

Total	$2,409.5	$5.9	$2,381.7	$21.9

Liabilities:
Derivative contracts	$11.1	$—	$11.1	$—

Total	$11.1	$—	$11.1	$—

The following table provides a roll forward of the fair value of our venture capital investments, where fair value is determined by Level 3 inputs:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009

Beginning balance	$20.4	$21.6	$21.9	$23.9
Total net unrealized gains (losses) included in earnings	0.5	0.9	(1.1)	(2.2)
Net purchases, issuances, and settlements	0.9	0.6	1.0	1.4

Ending balance	$21.8	$23.1	$21.8	$23.1

The fair and carrying value of our debt instruments are summarized as follows:

	As of September 30, 2010		As of December 31, 2009
	Fair	Carrying	Fair	Carrying
(In millions)	Value	Value	Value	Value

Credit line from Dompé	$10.3	$10.2	$17.2	$17.2
Notes payable to Fumedica	23.6	20.9	31.3	30.0
6.0% Senior Notes due 2013	493.6	449.7	475.7	449.6
6.875% Senior Notes due 2018	646.8	599.3	589.1	603.2

Total	$1,174.3	$1,080.1	$1,113.3	$1,100.0

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

7.	Financial Instruments

Marketable Securities, including Strategic Investments

The following tables summarize our marketable securities and strategic investments:

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of September 30, 2010 (In millions):	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$55.3	$0.1	$—	$55.2
Non-current	171.0	3.3	(0.1)	167.8
Government securities
Current	142.4	0.2	—	142.2
Non-current	333.6	1.3	(0.1)	332.4
Mortgage and other asset backed securities
Current	0.1	—	—	0.1
Non-current	55.4	0.4	(0.2)	55.2

Total available-for-sale securities	$757.8	$5.3	$(0.4)	$752.9

Other Investments
Strategic investments, non-current	$36.4	$7.2	$—	$29.2

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of December 31, 2009 (In millions):	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$177.2	$1.5	$—	$175.7
Non-current	326.9	5.7	(0.3)	321.5
Government securities
Current	501.6	1.2	—	500.4
Non-current	631.9	4.1	(0.5)	628.3
Mortgage and other asset backed securities
Current	3.0	0.1	—	2.9
Non-current	235.3	4.1	(0.5)	231.7

Total available-for-sale securities	$1,875.9	$16.7	$(1.3)	$1,860.5

Other Investments
Strategic investments, non-current	$5.9	$2.7	$(0.3)	$3.5

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In the tables above, as of September 30, 2010 and December 31, 2009, government securities included $127.2 million and $298.8 million, respectively, of Federal Deposit Insurance Corporation (FDIC) guaranteed senior notes issued by financial institutions under the Temporary Liquidity Guarantee Program.

Certain commercial paper and short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the accompanying consolidated balance sheets and are not included in the tables above. As of September 30, 2010 and December 31, 2009, the commercial paper, including accrued interest, had fair and carrying values of $148.5 million and $76.9 million, respectively, and short-term debt securities had fair and carrying values of $385.8 million and $399.5 million, respectively.

Summary of Contractual Maturities: Available-for-Sale Securities

The estimated fair value and amortized cost of securities, excluding strategic investments, available-for-sale by contractual maturity are summarized as follows:

	As of September 30, 2010		As of December 31, 2009
	Estimated	Amortized	Estimated	Amortized
(In millions)	Fair Value	Cost	Fair Value	Cost

Due in one year or less	$168.2	$167.9	$522.0	$519.5
Due after one year through five years	545.9	541.6	1,143.7	1,133.4
Due after five years	43.7	43.4	210.2	207.6

Total	$757.8	$752.9	$1,875.9	$1,860.5

The weighted average maturity of our marketable securities as of September 30, 2010 and December 31, 2009 was 13 months and 15 months, respectively.

Proceeds from Marketable Securities, excluding Strategic Investments

The proceeds from maturities and sales of marketable securities, excluding strategic investments, which were primarily reinvested, and resulting realized gains and losses, are summarized as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009

Proceeds from maturities and sales	$487.8	$696.5	$2,490.4	$2,334.1
Realized gains	$5.0	$3.1	$18.1	$17.0
Realized losses	$0.2	$1.3	$2.0	$3.4

Realized losses for the three and nine months ended September 30, 2010, primarily relate to the sale of agency mortgage-backed securities and corporate debt securities. The realized losses for the three and nine months ended September 30, 2009, primarily relate to losses on the sale of corporate debt securities and non-agency mortgage-backed securities.

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

Recognition and Measurement of Other-than-Temporary Impairment

For the three and nine months ended September 30, 2010, we recognized $2.8 million and $19.8 million, respectively, in charges for the other-than-temporary impairment of our publicly held strategic investments, investments in venture capital funds and investments in privately-held companies compared to $0.5 million and $6.5 million in the prior year comparative periods. The increase for the nine month comparative periods was primarily due to AVEO Pharmaceuticals, Inc., one of our strategic investments, executing an equity offering at a price below our cost basis during the first quarter of 2010.

We recognized $3.6 million in other-than-temporary impairment charges on our marketable debt securities during the nine months ended September 30, 2009. No impairments were recognized related to our marketable debt securities for the three months ended September 30, 2009 or for the three and nine months ended September 30, 2010.

8.	Derivative Instruments

Our primary market exposure is to changes (or fluctuations) in foreign exchange rates. We use certain derivative instruments to help manage this exposure. We execute these instruments with financial institutions we judge to be creditworthy and the majority of the foreign currencies are denominated in currencies of major industrial countries. We do not hold or issue derivative instruments for trading or speculative purposes.

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

Foreign currency forward contracts in effect as of September 30, 2010 and December 31, 2009 had remaining durations of 1 to 13 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

are reported in accumulated other comprehensive income. Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.

The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenue is summarized as follows:

	Notional Amount
	As of	As of
	September 30,	December 31,
Foreign Currency: (In millions)	2010	2009

Euro	$511.6	$495.9
Canadian Dollar	29.6	22.3

Total	$541.2	$518.2

The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income within total equity reflected net losses of $17.1 million and net gains of $1.2 million as of September 30, 2010 and December 31, 2009, respectively. We expect all contracts to be settled over the next 13 months and any amounts in accumulated other comprehensive income to be reported as an adjustment to revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of September 30, 2010 and December 31, 2009, credit risk did not materially change the fair value of our forward contracts.

For the three and nine months ended September 30, 2010, we recognized $20.7 million and $40.6 million, respectively, of gains in product revenue for the settlement of certain effective cash flow hedge forward contracts compared to losses recognized in the amount of $16.3 million and $28.6 million, respectively, in the prior year comparative periods. These settlements were recorded in the same period as the related forecasted revenue.

In relation to our foreign currency forward contracts, we recognized in earnings net gains of $1.4 million and $0.9 million, respectively, due to hedge ineffectiveness for the three and nine months ended September 30, 2010. We recognized net losses of $0.1 million and $0.9 million, respectively, in the prior year comparative periods.

Summary of Derivatives Designated as Hedging Instruments

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments as of September 30, 2010 and December 31, 2009:

	Foreign Currency Forward Contracts
	Asset Derivatives		Liability Derivatives
(In millions)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

September 30, 2010	Other Current Assets	$—	Accrued Expenses and Other	$16.5
December 31, 2009	Other Current Assets	$10.8	Accrued Expenses and Other	$9.8

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes the effect of derivatives designated as hedging instruments on the consolidated statements of income for the three and nine months ended September 30, 2010 and 2009:

	Amount		Amount
	Recognized in		Reclassified from
	Accumulated		Accumulated
	Other		Other
	Comprehensive		Comprehensive
	Income	Income	Income	Income	Amount of
	on Derivative	Statement	into Income	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Gain/(Loss)	Location	Recorded
(In millions)	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

For the Three Months Ended
September 30, 2010:
Foreign currency contracts	$(17.1)	Revenue	$20.7	Other income (expense)	$1.4
September 30, 2009:
Foreign currency contracts	$(34.7)	Revenue	$(16.3)	Other income (expense)	$(0.1)
For the Nine Months Ended
September 30, 2010:
Foreign currency contracts	$(17.1)	Revenue	$40.6	Other income (expense)	$0.9
September 30, 2009:
Foreign currency contracts	$(34.7)	Revenue	$(28.6)	Other income (expense)	$(0.9)

Other Derivatives

We enter into other foreign currency forward contracts, with one month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions. As of September 30, 2010, the aggregate notional amount of our outstanding foreign currency contracts was $170.1 million. The fair value of these contracts was a net liability of $7.0 million. Net losses of $10.1 million and net gains of $3.0 million related to these contracts were recognized as a component of other income (expense), net, for the three and nine months ended September 30, 2010, respectively. We recognized net losses of $2.2 million and a de minimis amount, respectively, as a component of other income (expense), net for the three and nine months ended September 30, 2009.

9.	Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $737.7 million at September 30, 2010 and $642.5 million at December 31, 2009.

San Diego Campus

On October 1, 2010, we sold our San Diego campus, which is comprised of 43 acres of land and buildings totaling approximately 355,000 square feet of laboratory and office space, for cash proceeds of approximately $128.0 million. Under the terms of the agreement, we have an option to cause the buyer to construct a 160,000 square foot office and laboratory facility in San Diego which we would lease for a term of 10 years. Under this option, we would receive approximately $22.0 million. This option will expire on November 1, 2010. As part of this transaction, we have also agreed to leaseback all of the San Diego facilities

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

for a period of 15 months. We will account for this transaction as a financing arrangement, incurring debt service payments and interest totaling approximately $9.4 million over the term of the leaseback period.

We have determined that the transaction does not qualify the facility for “held for sale” classification due to our continuing involvement under the leaseback terms. Accordingly, the campus assets remain classified as held for use and their carrying value is reflected as a component of Property, plant and equipment, net within our consolidated balance sheet as of September 30, 2010. We have not recognized a loss or impairment charge related to the San Diego campus.

As of September 30, 2010, our San Diego campus was not encumbered by any liabilities. The net carrying amounts of the major classes of assets are summarized as follows:

As of
September 30,
(In millions)	2010

Land	$46.1
Buildings	73.8
Furniture and fixtures	2.7
Machinery and equipment	5.8

Total	$128.4

Impairment

We regularly evaluate our current facility utilization strategy and assess alternatives. In June 2010, we decided to delay completion of our manufacturing facility in Hillerød, Denmark upon completion of the facility’s operational qualification activities in the fourth quarter of 2010. In addition, if we decide to consolidate, co-locate or dispose of certain aspects of our business operations, for strategic or other operational reasons, we may dispose of or vacate one or more of our properties.

If any of our owned properties are held for sale and we determine that the fair value of the properties is lower than their book value, we may not realize our full investment in these properties and incur impairment charges which may be significant. In addition, if we decide to fully or partially vacate a leased property, we may incur significant cost, including lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements.

10.	Shareholders’ Equity

Shareholders’ equity as of September 30, 2010, decreased $1,191.7 million compared to December 31, 2009.

For the nine months ended September 30, 2010, we repurchased approximately 40.3 million shares at a cost of approximately $2.1 billion under our 2010 and 2009 stock repurchase authorizations. We retired all of these shares as they were acquired. In connection with this retirement, in accordance with our policy, we recorded a reduction in additional paid-in-capital by the same amount. Our 2010 and 2009 stock repurchase programs were completed during the third and first quarters of 2010, respectively.

This decline in shareholders’ equity was offset by net income attributable to Biogen Idec Inc. of $765.0 million, and the increase to additional paid-in capital resulting from the amortization of expense associated with our share-based compensation programs of $137.1 million.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

11.	Comprehensive Income

The following tables reflect the activity in comprehensive income included within equity attributable to the shareholders of Biogen Idec, equity attributable to noncontrolling interests, and total shareholders’ equity:

	For the Three Months			For the Three Months
	Ended September 30, 2010			Ended September 30, 2009
	Biogen Idec		Total	Biogen Idec		Total
	Shareholders’	Noncontrolling	Shareholders’	Shareholders’	Noncontrolling	Shareholders’
(In millions)	Equity	Interest	Equity	Equity	Interest	Equity

Comprehensive income:
Net income	$254.1	$(141.9)	$112.2	$277.7	$1.9	$279.6
Unrealized gains (losses) on investments	5.8	—	5.8	(0.5)	—	(0.5)
Unrealized gains (losses) on foreign currency forward contracts	(71.1)	—	(71.1)	(2.3)	—	(2.3)
(Over) underfunded status of pension and post-retirement benefit plans	0.2	—	0.2	0.2	—	0.2
Translation adjustments	84.4	4.5	88.9	28.4	1.3	29.7

Comprehensive income (loss)	$273.4	$(137.4)	$136.0	$303.5	$3.2	$306.7

	For the Nine Months			For the Nine Months
	Ended September 30, 2010			Ended September 30, 2009
	Biogen Idec		Total	Biogen Idec		Total
	Shareholders’	Noncontrolling	Shareholders’	Shareholders’	Noncontrolling	Shareholders’
(In millions)	Equity	Interest	Equity	Equity	Interest	Equity

Comprehensive income:
Net income	$765.0	$(138.2)	$626.8	$664.5	$6.6	$671.1
Unrealized gains (losses) on investments	(3.6)	—	(3.6)	3.0	—	3.0
Unrealized gains (losses) on foreign currency forward contracts	(16.8)	—	(16.8)	9.6	—	9.6
(Over) underfunded status of pension and post-retirement benefit plans	(0.1)	—	(0.1)	0.2	—	0.2
Translation adjustments	(39.2)	(1.3)	(40.5)	35.4	1.9	37.3

Comprehensive income (loss)	$705.3	$(139.5)	$565.8	$712.7	$8.5	$721.2

Unrealized holding gains (losses) on investments are shown net of tax of $3.4 million and $2.1 million for the three and nine months ended September 30, 2010, respectively, compared to $0.3 million and $1.7 million in the prior year comparative periods.

Unrealized gains (losses) on foreign currency forward contracts are shown net of tax of $8.0 million, and $1.5 million for the three and nine months ended September 30, 2010, respectively, compared to $0.8 million and $0.3 million in the prior year comparative periods.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The (over) underfunded status of pension and post-retirement benefit plans is shown net of tax as of September 30, 2010 and September 30, 2009. Tax for both years was immaterial.

The following table reconciles equity attributable to noncontrolling interest:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009

Noncontrolling interest, beginning of period	$40.5	$33.2	$40.4	$27.9
Fair value of assets and liabilities acquired and assigned to noncontrolling interests (Note 16)	145.0	—	145.0	—
Net income (loss) attributable to noncontrolling interest	(141.9)	1.9	(138.2)	6.6
Translation adjustments	4.5	1.3	(1.3)	1.9
Distributions to noncontrolling interest	(8.9)	(2.8)	(8.9)	(2.8)
Capital contributions from noncontrolling interest	0.3	—	2.5	—

Noncontrolling interest, end of period	$39.5	$33.6	$39.5	$33.6

Total distributions to us from our joint ventures were negligible for the three and nine months ended September 30, 2010 and 2009.

12.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009

Numerator:
Net income attributable to Biogen Idec	$254.1	$277.7	$765.0	$664.5
Adjustment for net income allocable to preferred shares	(0.5)	(0.5)	(1.5)	(1.1)

Net income used in calculating basic and diluted earnings per share	$253.6	$277.2	$763.5	$663.4

Denominator:
Weighted average number of common shares outstanding	239.9	288.9	256.6	288.4
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.9	0.6	0.9	0.7
Time-vested restricted stock units	1.5	1.5	1.4	1.3
Market stock units	—	—	—	—
Performance-vested restricted stock units settled in shares	—	—	—	—

Dilutive potential common shares	2.4	2.1	2.3	2.0

Shares used in calculating diluted earnings per share	242.3	291.0	258.9	290.4

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009

Numerator:
Net income allocable to preferred shares	$0.5	$0.5	$1.5	$1.1

Denominator:
Stock options	4.5	8.4	4.9	7.4
Time-vested restricted stock units	1.2	2.3	1.0	2.1
Market stock units	—	—	—	—
Performance-vested restricted stock units settled in shares	—	0.2	—	0.1
Convertible preferred stock	0.5	0.5	0.5	0.5

Total	6.2	11.4	6.4	10.1

13.	Share-based Payments

Share-based Compensation Expense

The following table summarizes share-based compensation expense included within our consolidated statements of income:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009

Research and development	$15.9	$15.6	$48.0	$46.0
Selling, general and administrative	26.9	27.2	97.1	78.7

Subtotal	42.8	42.8	145.1	124.7
Capitalized share-based payment costs	(0.9)	(1.7)	(2.5)	(4.8)

Share-based compensation expense included in total costs and expenses	41.9	41.1	142.6	119.9
Income tax effect	(13.0)	(12.6)	(45.4)	(36.8)

Share-based compensation expense included in net income attributable to Biogen Idec	$28.9	$28.5	$97.2	$83.1

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009

Stock options	$3.0	$5.5	$23.1	$16.6
Market stock units	2.3	—	7.8	—
Time-vested restricted stock units	30.8	34.4	96.5	99.9
Performance-vested restricted stock units settled in shares	0.7	(0.3)	4.4	3.0
Performance-vested restricted stock units settled in cash	2.7	—	8.0	—
Employee stock purchase plan	3.3	3.2	5.3	5.2

Subtotal	$42.8	$42.8	$145.1	$124.7
Capitalized share-based payment costs	(0.9)	(1.7)	(2.5)	(4.8)

Share-based compensation expense included in total costs and expenses	$41.9	$41.1	$142.6	$119.9

Stock Options

For the nine months ended September 30, 2010, approximately 124,000 stock options were granted with a weighted average exercise price of $57.38 and weighted average grant date fair value of $16.52, compared to approximately 1.0 million stock options granted in the prior year comparative period with a weighted average exercise price of $50.02 and weighted average grant date fair value of $18.01. The fair values of our stock option grants are estimated as of the date of grant using the Black-Scholes option valuation model. The estimated fair values of the stock options, including the effect of estimated forfeitures, are then expensed over the options’ requisite service period, which is typically the vesting period.

Market Stock Units (MSUs) and Cash Settled Performance Shares (CSPSs)

Beginning in the first quarter of 2010, we revised our long term incentive program to include two new forms of equity-based compensation awards to certain employees: restricted stock units which will vest based on stock price performance, referred to as MSUs, and performance-vested restricted stock units which will be settled in cash, referred to as CSPSs. We will apply forfeiture rate assumptions to these types of awards similar to those utilized by us when accounting for our other share-based compensation programs.

Market Stock Units

For the nine months ended September 30, 2010, approximately 400,000 MSUs were granted with a weighted average grant date fair value of $61.87. MSU awards vest in four equal annual increments beginning on the anniversary of the grant date. The vesting of these awards is subject to the respective employee’s continued employment. The number of MSUs reflected as granted represents the target number of units that are eligible to be earned based on the attainment of certain market-based criteria involving our stock price. The number of MSUs earned is calculated at each annual anniversary from the date of grant over the respective vesting periods, resulting in multiple performance periods. Participants may ultimately earn between 0% and 150% of the target number of units granted based on actual stock performance. Accordingly, additional MSUs may be issued or currently outstanding MSUs may be cancelled upon final determination of the number of awards earned.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

We have valued the granted MSUs using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, including the 60 calendar day average closing stock price on grant date, expected volatility of our stock price, risk-free rates of return and expected dividend yield. The assumptions used in our valuation are summarized as follows:

Expected dividend yield	0%
Range of expected stock price volatility	28.3% - 38.8%
Range of risk-free interest rates	0.3% - 2.0%
60 calendar day average stock price on grant date	$49.08 - $54.12

We apply a graded vesting expense methodology when accounting for MSUs. The probability of actual shares expected to be earned is considered in the grant date valuation, therefore the expense will not be adjusted to reflect the actual units earned.

Cash Settled Performance Shares

For the nine months ended September 30, 2010, approximately 378,000 CSPSs were granted. CSPS awards vest in three equal annual increments beginning on the anniversary of the grant date. The vesting of these awards is subject to the respective employee’s continued employment. The number of CSPSs reflected as granted in 2010 represents the target number of units that are eligible to be earned based on the attainment of certain performance measures established at the beginning of the performance period, which ends December 31, 2010. Participants may ultimately earn between 0% and 200% of the target number of units granted based on the degree of actual performance metric achievement. Accordingly, additional CSPSs may be issued or currently outstanding CSPSs may be cancelled upon final determination of the number of units earned. CSPSs are settled in cash based on the 60 calendar day average closing stock price through each vesting date once the actual vested and earned number of units is known.

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

Time-Vested Restricted Stock Units (RSUs)

For the nine months ended September 30, 2010, approximately 2.0 million RSUs were granted with a weighted average grant date fair value of $54.63, compared to approximately 2.5 million RSUs granted in the prior year comparative period with a weighted average grant date fair value of $49.35. The fair values of our RSUs are based on the market value of our stock on the date of grant and are recognized over the applicable service period, adjusted for the effect of estimated forfeitures.

Performance-Vested Restricted Stock Units (PVRSUs)

For the nine months ended September 30, 2009, approximately 321,000 PVRSUs were granted with a weighted average grant date fair value of $49.46. The number of PVRSUs earned was subject to the attainment of certain performance criteria during 2009. Based on our 2009 performance, 99% of the granted PVRSUs were earned. These awards vest in three equal increments on (1) the later of the first anniversary of the grant date or the date of results determination; (2) the second anniversary of the grant date; and (3) the third anniversary of the grant date, and are also subject to the respective employee’s continued employment.

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

Employee Stock Purchase Plan (ESPP)

For the nine months ended September 30, 2010, approximately 457,000 shares were issued under the ESPP compared to approximately 426,000 shares issued in the prior year comparative period.

The purchase price of common stock under our ESPP is equal to 85% of the lower of (i) the market value per share of the common stock on the participant’s entry date into an offering period or (ii) the market value per share of the common stock on the purchase date. However, for each participant whose entry date is other than the start date of the offering period, the amount shall in no event be less than the market value per share of the common stock as of the beginning of the related offering period. The fair value of the discounted purchases made under the ESPP is calculated using the Black-Scholes model. The fair value of the look-back provision plus the 15% discount is recognized as compensation expense over the purchase period. We apply a graded vesting approach since our ESPP provides for multiple purchase periods and is, in substance, a series of linked awards.

CEO Agreements

On June 30, 2010, we announced that George A. Scangos, Ph.D., was appointed Chief Executive Officer and a member of the Board of Directors, effective July 15, 2010. Under the terms of his employment agreement with the Company, Dr. Scangos received a grant of 63,165 RSUs and a grant of 56,905 MSUs which are included within the total award grants described above. Awards made to Dr. Scangos are subject to the same terms and conditions as other grants except that if Dr. Scangos retires from the Company after reaching the age of 65, any outstanding and unvested RSUs and CSPSs, if granted, will continue to vest as if Dr. Scangos continued to be employed by the Company.

Dr. Scangos succeeded James C. Mullen, who retired as our President and Chief Executive Officer on June 8, 2010. Under the terms of the transition agreement we entered into with Mr. Mullen dated January 4, 2010, we agreed, amongst other provisions, to vest all of Mr. Mullen’s then-unvested equity awards on the date of his retirement and allow Mr. Mullen to exercise his vested stock options until June 8, 2013 or their expiration, whichever is earlier. The modifications to Mr. Mullen’s existing stock options, RSUs and PVRSUs resulted in an incremental charge of approximately $18.6 million, which was recognized evenly over the service period from January 4, 2010 to June 8, 2010, as per the terms of the transition agreement.

14.	Income Taxes

For the three and nine months ended September 30, 2010, our effective worldwide income tax rates were 40.1% and 28.7%, respectively, compared to 29.0% and 28.8% in the prior year comparative periods.

Our effective tax rate for the three and nine months ended September 30, 2010, was negatively impacted due to the attribution to noncontrolling interest of $145.0 million of the IPR&D charge related to our collaboration and license agreement with Knopp Neurosciences, Inc. As such, the attributed amount will not generate a tax deduction, causing our tax rate to be unfavorably impacted by 13.5% and 2.7%, respectively. The impact of the Knopp transaction was partially offset by a higher percentage of our profits being earned in lower rate international jurisdictions in 2010. This change in the location of our relative profits was caused by

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

the growth of our international operations and lower 2010 domestic earnings as a proportion of total consolidated earnings due, in part, to the U.S. healthcare reform legislation enacted in March 2010. For a more detailed description of our transaction with Knopp, please read Note 16, Investments in Variable Interest Entities.

During 2010, we also experienced a favorable impact on our effective tax rates due to a statutory increase in the U.S. manufacturers’ tax deduction and an increase in expenditures eligible for our orphan drug credit. The favorable impact of these items were offset by the expiration of the federal research and development tax credit which was not in effect for the nine months ended September 30, 2010. In addition, our 2009 effective tax rate for the three and nine months ended September 30, 2009 was increased by 2.4% and 2.3%, respectively, as a result of the $110.0 million upfront payment incurred in connection with the collaboration and license agreement entered into with Acorda Therapeutics, Inc. (Acorda) in the second quarter of 2009. Our effective tax rate for the nine months ended September 30, 2009 was also favorably impacted by 3.2% for changes in tax law which became effective during the first quarter of 2009 in certain state jurisdictions in which we operate.

Reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	2.4	2.2	2.0	1.6
Taxes on foreign earnings	(13.6)	(7.7)	(10.8)	(5.8)
Credits and net operating loss utilization	(4.3)	(1.5)	(2.2)	(4.1)
Purchased intangible assets	2.9	0.9	1.8	2.0
IPR&D	21.6	0.9	5.2	1.1
Permanent items	(3.8)	(1.0)	(2.1)	(1.5)
Other	(0.1)	0.2	(0.2)	0.5

Effective tax rate	40.1%	29.0%	28.7%	28.8%

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

In 2006, the Massachusetts Department of Revenue (DOR) issued a Notice of Assessment against Biogen Idec MA Inc. (BIMA), one of our wholly-owned subsidiaries, for $38.9 million of corporate excise tax for 2002, which includes associated interest and penalties. The assessment asserts that the portion of sales attributable to Massachusetts, the computation of BIMA’s research and development credits and the availability of certain claimed deductions were not appropriate, resulting in unpaid taxes for 2002. In December 2006, we filed an abatement application with the DOR seeking abatement for 2001, 2002 and 2003, which was denied. In July 2007, we filed a petition with the Massachusetts Appellate Tax Board seeking, among other items, abatements of corporate excise tax for 2001, 2002 and 2003 and adjustments in certain credits and credit carryforwards for 2001, 2002 and 2003. Issues before the Board include the computation of BIMA’s sales factor for 2001, 2002 and 2003, computation of BIMA’s research credits for those same years, and the

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

availability of deductions for certain expenses and partnership flow-through items. We anticipate that the hearing on our petition will take place in the second quarter of 2011.

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

15.	Other Income (Expense), Net

Components of other income (expense), net, are summarized as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009

Interest income	$3.1	$10.9	$18.6	$37.8
Interest expense	(9.3)	(8.5)	(26.6)	(27.6)
Impairments of investments	(2.8)	(0.5)	(19.8)	(10.1)
Net gains(losses) on foreign currency transactions	(3.5)	3.2	(3.2)	10.6
Net realized gains(losses) on marketable securities	4.8	1.8	16.1	13.7
Other, net	0.8	2.5	0.6	6.5

Total other income (expense), net	$(6.9)	$9.4	$(14.3)	$30.9

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

Included within our consolidated balance sheet at September 30, 2010 are total joint venture assets and liabilities of $167.1 million and $75.1 million, respectively. The joint venture’s most significant assets are accounts receivable from the ordinary course of business of $118.5 million.

We have provided no financing to these joint ventures other than previously contractually required amounts.

Knopp

In August 2010, we entered into a license agreement with Knopp Neurosciences, Inc. (Knopp), a subsidiary of Knopp Holdings, LLC, for the development, manufacture and commercialization of KNS-760704 (dexpramipexole), an orally administered small molecule in clinical development for the treatment of amyotrophic lateral sclerosis (ALS). Under the terms of the license agreement we made a $26.4 million upfront payment and agreed to pay Knopp up to an additional $265.0 million in development and sales-based milestone payments, as well as royalties on future commercial sales. In exchange, we will be responsible for all development activities and, if successful, we will also be responsible for the manufacture and global commercialization of dexpramipexole. Royalties are payable to Knopp on a country by country basis until the later of 10 years from the first commercial sale of a dexpramipexole product or the loss of exclusivity in such country. In addition, we also purchased 30.0% of the Class B common shares of Knopp for $60.0 million.

Due to the terms of the license agreement and our investment in Knopp, we have determined that we are the primary beneficiary of Knopp as we have the power to direct the activities that most significantly impact Knopp’s economic performance. As such, we consolidate the results of Knopp. The assets and liabilities of Knopp are not significant to our financial position or results of operations.

As the license agreement and our investment in Knopp only gives us access to the underlying intellectual property of dexpramipexole and we did not acquire any employees or other processes, we have determined that this transaction was an acquisition of an asset rather than a business. Therefore, we have recorded an IPR&D charge of approximately $205.0 million upon the initial consolidation of Knopp, which is included within earnings for the three and nine months ended September 30, 2010. The amount allocated to IPR&D represents the fair value of the intellectual property of Knopp, which as of the effective date of the agreement, had not reached technological feasibility and had no alternative future use. This charge was determined using internal models based on projected revenues and development costs and adjusted for industry-specific probabilities of success. Estimated revenues from dexpramipexole are expected to be recognized beginning in 2014. A discount rate of 14% was used in the valuation of this asset, which we believe to be commensurate with the stage of development and level of risk associated with the underlying biologic compound. Within the

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

hierarchy of fair value measurements, this IPR&D charge is classified as having a Level 3 fair value. We have attributed approximately $145.0 million of the IPR&D charge to the noncontrolling interest.

Future development and sales-based milestone payments will be reflected within our consolidated statements of income as a charge to the noncontrolling interest, net of tax, when such milestones are achieved. Although we have assumed responsibility for the development of dexpramipexole, we may also be required to reimburse certain Knopp expenses directly attributable to the license agreement. Any additional amounts incurred by Knopp that we reimburse will be reflected within total costs and expenses in our consolidated statements of income.

A summary of activity related to this collaboration, excluding the initial accounting for the consolidation of Knopp, is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009

Total upfront payments made to Knopp	$26.4	$—	$26.4	$—
Total development expense incurred in the development of dexpramipexole	$1.0	$—	$1.0	$—
Biogen Idec’s share of expense reflected within our consolidated statements of income	$27.4	$—	$27.4	$—

We have provided no financing to Knopp other than the contractually required amounts disclosed above.

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

We have determined that we are the primary beneficiary of Neurimmune because we control the activities of the collaboration and are required to fund 100% of the research and development costs incurred in support of the collaboration agreement. As such, we consolidate the results of Neurimmune. The assets and liabilities of Neurimmune are not significant as it is a research and development organization. Amounts that are incurred by Neurimmune for research and development expense incurred in support of the collaboration that we reimburse are reflected in research and development expense in our consolidated statements of income.

A summary of activity related to this collaboration is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009

Milestone payments made to Neurimumune	$—	$—	$—	$7.5
Total development expense incurred by the collaboration	$2.4	$1.9	$12.8	$5.5
Total expense reflected within our consolidated statements of income	$2.4	$1.9	$12.8	$13.0

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

We have determined that we are the primary beneficiary of Cardiokine because we control the activities of the collaboration and are required to fund 90% of the development costs under the collaboration agreement. As such, we consolidate the results of Cardiokine. The assets and liabilities of Cardiokine are not significant as it is a research and development organization. Amounts that are incurred by Cardiokine for research and development expense incurred in support of the collaboration that we reimburse are reflected in research and development expense in our consolidated statements of income.

A summary of activity related to this collaboration is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2010	2009	2010	2009

Milestone payments made to Cardiokine	$—	$20.0	$—	$20.0
Total development expense incurred by the collaboration	$10.9	$17.2	$47.4	$48.5
Biogen Idec’s share of expense reflected within our consolidated statements of income	$9.8	$35.5	$42.7	$63.7
Collaboration expense allocated to noncontrolling interests, net of tax	$1.1	$1.7	$4.7	$4.8

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

As of September 30, 2010 the total carrying value of our investments in biotechnology companies that we have determined to be variable interest entities is $22.7 million. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.

We have entered into research collaborations with certain variable interest entities where we are required to share or fund certain development activities. These development activities are included in research and development expense within our consolidated statements of income, as they are incurred. Depending on the collaborative arrangement, we may record funding receivables or payable balances with our partners, based on the nature of the cost-sharing mechanism and activity within the collaboration. As of September 30, 2010, we have recorded a receivable of $7.9 million related to a cost sharing arrangement with one of our collaborative relationships.

We have provided no financing to these variable interest entities other than previously contractually required amounts.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

17.	Collaborations

On October 19, 2010, we and Genentech amended and restated our Amended and Restated Collaboration Agreement dated June 19, 2003 with regard to the development of ocrelizumab, a humanized anti-CD20 antibody, and agreed to terms for the development of GA101, a next-generation anti-CD20 antibody, as summarized below.

Ocrelizumab

Genentech will have responsibility for the further development and commercialization of ocrelizumab in MS and will fund all of the related costs going forward. We will be entitled to receive tiered royalties between 13.5% and 24% on U.S. sales of ocrelizumab. Commercialization of ocrelizumab will not impact our percentage of the co-promotion profits for RITUXAN.

GA101

We will increase our share of the losses and profits related to the development and commercialization of GA101 in the U.S. We will pay 35% of the development and commercialization expenses of GA101 and will receive between 35% and 39% of the profits of GA101 based upon the achievement of certain sales milestones. To date, we had paid 30% of the GA101 development expenses. We will pay approximately $10.0 million to compensate Genentech for our increased share of such previously incurred expenses. Commercialization of GA101 will impact our percentage of the co-promotion profits for RITUXAN, as summarized in the table below.

RITUXAN

Our current pretax co-promotion profit-sharing formula, which resets annually, provides for a 30% share of the first $50.0 million of co-promotion operating profits for RITUXAN in the U.S. and Canada and a 40% share of such profits in excess of $50.0 million. Our share of the co-promotion profits for RITUXAN will change, as summarized in the table below, upon the following events:

•	First New Product FDA Approval: the FDA’s first approval of an anti-CD20 product other than ocrelizumab and GA101 that is acquired or developed by Genentech and is subject to the collaboration agreement (New Product).

•	First Non-CLL GA101 FDA Approval: the FDA’s first approval of GA101 in an indication other than CCL.

•	GA101 CLL Sales Trigger: the first day of the quarter after U.S. gross sales of GA101 in any consecutive 12 month period reach $500.0 million.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Our share of the co-promotion operating profits for RITUXAN is calculated as follows:

		Before First New Product FDA Approval
	After First New	First Non-CLL GA101	GA101 CLL Sales
	Product FDA	FDA Approval Occurs	Trigger Occurs
Co-promotion Operating Profits†	Approval	First	First

I. First $50.0 million	30%	30%	30%
II. Above $50.0 million	—	—	35%
A. Until First GA101 Threshold Date	38%	39%	—
B. After First GA101 Threshold Date
1(a). Until First Threshold Date	37.5%	—	—

1(b). After First Threshold Date and until Second Threshold Date	35%	—	—
1(c). After Second Threshold Date	30%	—	—
2. Until Second GA101 Threshold Date	—	37.5%	—
C. After Second GA101 Threshold Date	—	35%	—

†	First GA101 Threshold Date means the earlier of (1) the date of the First Non-CLL GA101 FDA Approval if U.S. gross sales of GA101 for the preceding consecutive 12 month period reach $150.0 million or (2) the first day of the calendar quarter following the date following the First Non-CLL GA101 FDA Approval that U.S. gross sales of GA101 within any consecutive 12 month period have reached $150.0 million.

Second GA101 Threshold Date means the first day of the calendar quarter after U.S. gross sales of GA101 within any consecutive 12 month period have reached $500.0 million.

First Threshold Date means the earlier of (1) the GA101 CLL Sales Trigger, (2) the Second GA101 Threshold Date and (3) the later of (a) the first date that U.S. gross sales of New Products in any calendar year reach $150.0 million and (b) January 1 of the calendar year following the calendar year in which the First New Product FDA Approval occurs if gross sales of New Products reached $150.0 million within the same calendar year in which the First New Product FDA Approval occurred.

Second Threshold Date means the later of (1) the first date that U.S. gross sales of New Products in any calendar year reach $350.0 million and (2) January 1 of the calendar year following the calendar year in which the First Threshold Date occurs.

For a description of terms, conditions and activities related to our other collaborative arrangements, please read Note 17, Collaborations to our consolidated financial statements included within our 2009 Form 10-K.

18.	Litigation

Along with several other major pharmaceutical and biotechnology companies, Biogen, Inc. (now BIMA) or, in some cases, Biogen Idec Inc. was named as a defendant in lawsuits filed by the City of New York and numerous Counties of the State of New York. All of the cases — except for cases filed by the County of Erie, County of Oswego and County of Schenectady (Three County Actions) — are the subject of a Consolidated Complaint, first filed on September 15, 2005 in the U.S. District Court for the District of Massachusetts in Multi-District Litigation No. 1456 (MDL proceedings). The complaints allege that the defendants (i) fraudulently reported (or caused others to report incorrectly) the Average Wholesale Price for certain drugs for which Medicaid provides reimbursement (Covered Drugs); (ii) marketed and promoted the sale of Covered Drugs to providers based on the providers’ ability to collect inflated payments from the government and Medicaid beneficiaries that exceeded payments possible for competing drugs; (iii) provided financing incentives to

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

providers to over-prescribe Covered Drugs or to prescribe Covered Drugs in place of competing drugs; and (iv) overcharged Medicaid for illegally inflated Covered Drugs reimbursements. Among other things, the complaints allege violations of New York state law and advance common law claims for unfair trade practices, fraud, and unjust enrichment. In addition, the amended Consolidated Complaint alleges that the defendants failed to accurately report the “best price” on the Covered Drugs to the Secretary of Health and Human Services pursuant to rebate agreements, and excluded from their reporting certain discounts and other rebates that would have reduced the “best price.” With respect to the MDL proceedings, some of the plaintiffs’ claims were dismissed, and the parties, including Biogen Idec, began a mediation of the outstanding claims on July 1, 2008. On October 21, 2010, we reached a non-material out-of-court resolution of all outstanding claims against us, and the plaintiffs have agreed to dismiss the complaints as to us.

In 2006, the Massachusetts Department of Revenue (DOR) issued a Notice of Assessment against BIMA for $38.9 million of corporate excise tax for 2002, which includes associated interest and penalties. The assessment asserts that the portion of sales attributable to Massachusetts, the computation of BIMA’s research and development credits and the availability of certain claimed deductions were not appropriate, resulting in unpaid taxes for 2002. On December 6, 2006, we filed an abatement application with the DOR seeking abatements for 2001, 2002 and 2003. The abatement application was denied on July 24, 2007. On July 25, 2007, we filed a petition with the Massachusetts Appellate Tax Board seeking, among other items, abatements of corporate excise tax for 2001, 2002 and 2003 and adjustments in certain credits and credit carry forwards for 2001, 2002 and 2003. Issues before the Board include the computation of BIMA’s sales factor for 2001, 2002 and 2003, computation of BIMA’s research credits for those same years, and the availability of deductions for certain expenses and partnership flow-through items. We anticipate that the hearing on our petition will take place in the second quarter of 2011.

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

On October 27, 2008, Sanofi-Aventis Deutschland GmbH (Sanofi) filed suit against Genentech and Biogen Idec in federal court in Texas (E.D. Tex.) (Texas Action) claiming that RITUXAN and certain other Genentech products infringe U.S. Patents 5,849,522 (’522 patent) and 6,218,140 (’140 patent). Sanofi seeks preliminary and permanent injunctions, compensatory and exemplary damages, and other relief. The same day Genentech and Biogen Idec filed a complaint against Sanofi, Sanofi-Aventis U.S. LLC, and Sanofi-Aventis U.S., Inc. in federal court in California (N.D. Cal.) (California Action) seeking a declaratory judgment that RITUXAN and other Genentech products do not infringe the ’522 patent or the ’140 patent and a declaratory judgment that those patents are invalid. (Sanofi-Aventis U.S. LLC and Sanofi-Aventis U.S., Inc. were later dismissed voluntarily.) The Texas Action was ordered transferred to the federal court in the Northern District of California and consolidated with the California Action and we refer to the two actions together as the Consolidated Actions. We have not formed an opinion that an unfavorable outcome in the Consolidated Actions is either “probable” or “remote,” and do not express an opinion at this time as to the likely outcome of the matters or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses and are vigorously defending against the allegations.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

On October 24, 2008, Hoechst GmbH filed with the ICC International Court of Arbitration (Paris) a request for arbitration against Genentech, relating to a terminated license agreement between Hoechst’s predecessor and Genentech that pertained to the above-referenced patents and related patents outside the U.S. The license was entered as of January 1, 1991 and was terminated by Genentech on October 27, 2008. We understand that Hoechst seeks payment of royalties on sales of Genentech products, including RITUXAN, damages for breach of contract, and other relief. We estimate, based solely on our understanding of Hoechst’s claims and not on any evaluation of the merits of the claims, that royalties and interest, if awarded in connection with RITUXAN, could total $100 million based on the 0.5% royalty rate set forth in the agreement and historical RITUXAN net sales. Although we are not a party to the arbitration, any damages awarded to Hoechst based on sales of RITUXAN may be a cost charged to our collaboration with Genentech.

On September 15, 2009, we were issued U.S. patent No. 7,588,755 (’755 Patent), which claims the use of beta interferon for immunomodulation or treating a viral condition, viral disease, cancers or tumors. This patent, which expires in September 2026, covers, among other things, the treatment of MS with our product AVONEX. On May 27, 2010, Bayer Healthcare Pharmaceuticals Inc. (Bayer) filed a lawsuit against us in federal court in the District of New Jersey seeking a declaratory judgment of patent invalidity and noninfringement and seeking monetary relief in the form of attorneys’ fees, costs and expenses. On May 28, 2010, BIMA filed a lawsuit in federal court in the District of New Jersey alleging infringement of the ’755 Patent by EMD Serono, Inc. (manufacturer, marketer and seller of REBIF), Pfizer, Inc. (co-marketer of REBIF), Bayer (manufacturer, marketer and seller of BETASERON and manufacturer of EXTAVIA), and Novartis Pharmaceuticals Corp. (marketer and seller of EXTAVIA) and seeking monetary damages, including lost profits and royalties. The court has consolidated the two lawsuits. On August 16, 2010, BIMA amended its complaint to add Ares Trading S.A. (Ares), an affiliate of EMD Serono, as a defendant, and to seek a declaratory judgment that a purported “nonsuit and option agreement” between Ares and BIMA dated October 12, 2000, that purports to provide that Ares will have an option to obtain a license to the ’755 Patent, is not a valid and enforceable agreement or, alternatively, has been revoked and/or terminated by the actions of Ares or its affiliates. Ares has answered the amended complaint and has moved to compel arbitration of the claims against it and its motion is pending. Bayer, Pfizer, Novartis and EMD Serono have all filed counterclaims seeking declaratory judgments of patent invalidity and noninfringement, and seeking monetary relief in the form of costs and attorneys’ fees.

On March 23, 2010, we and Genentech were issued U.S. Patent No. 7,682,612 (’612 patent) relating to a method of treating CLL using an anti-CD20 antibody. The patent which expires in November 2019 covers, among other things, the treatment of CLL with RITUXAN. On March 23, 2010, we filed a lawsuit in federal court in the Southern District of California against Glaxo Group Limited and GlaxoSmithKline LLC (collectively, GSK) alleging infringement of that patent based upon GSK’s manufacture, marketing and sale of ARZERRA. We seek damages, including a royalty and lost profits, and injunctive relief. GSK has filed a counterclaim seeking a declaratory judgment of patent invalidity, noninfringement, and inequitable conduct, and seeking monetary relief in the form of costs and attorneys’ fees.

We are also involved in product liability claims and other legal proceedings generally incidental to our normal business activities. While the outcome of any of these proceedings cannot be accurately predicted, we do not believe the ultimate resolution of any of these existing matters would have a material adverse effect on our business or financial conditions.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

19.	Segment Information

We operate in one business segment, which is the business of development, manufacturing and commercialization of innovative therapies for human health care and therefore, our chief operating decision-maker manages the operation of our Company as a single operating segment.

20.	New Accounting Pronouncements

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

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for Biogen Idec means fiscal 2011. Early adoption is permitted; however, adoption of this guidance as of a date other than January 1, 2011 will require us to apply this guidance retrospectively effective as of January 1, 2010 and will require disclosure of the effect of this guidance as applied to all previously reported interim periods in the fiscal year of adoption. As we plan to implement ASU 2010-17 prospectively, the effect of this guidance will be limited to future transactions. We do not expect adoption of this standard to have a material impact on our financial position or results of operations as we have no material research and development arrangements which will be accounted for under the milestone method.

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

In the near term, we are dependent upon continued sales of AVONEX, RITUXAN and TYSABRI to drive our revenue growth. In the longer term, our revenue growth will also be dependent upon the successful clinical development, regulatory approval and launch of new commercial products. As part of our ongoing research and development efforts, we have incurred significant expenditures related to conducting clinical studies to advance the development of new pharmaceutical products and explore the utility of our existing products in treating disorders beyond those currently approved in their labels.

Under the direction of our recently appointed Chief Executive Officer, George A. Scangos, we have been evaluating the company’s strategic priorities and examining additional means of maximizing shareholder value. This evaluation has centered on ways to focus our research and development efforts on high-potential projects and improve our ability to move quickly and decisively, among other things. We anticipate announcing and implementing the results of this evaluation before the end of the year, which may change the company’s strategic priorities, operational initiatives and related financial trends.

Financial Highlights

The following table is a summary of results achieved:

	For the Three Months
	Ended September 30,
(In millions, except per share amounts and percentages)	2010	2009	Change %

Total revenues	$1,175.8	$1,120.5	4.9%
Income from operations(1)	$194.1	$384.2	(49.5)%
Net income attributable to Biogen Idec	$254.1	$277.7	(8.5)%
Diluted earnings per share attributable to Biogen Idec	$1.05	$0.95	10.5%

(1)	Income from operations for the three months ended September 30, 2010, was reduced by the $205.0 million charge for in-process research and development (IPR&D) related to our collaboration and license agreement with Knopp Neurosciences, Inc. dated August 17, 2010.

As described below under Results of Operations, our operating results for the three months ended September 30, 2010 were primarily driven by:

•	Increased AVONEX worldwide revenue. AVONEX revenues totaled $643.6 million in the third quarter of 2010, representing an 11.0% increase over the same period in 2009.

•	Continued TYSABRI growth. Our share of TYSABRI revenues totaled $220.7 million for the third quarter of 2010, representing an increase of 6.6% over the same period in 2009.

•	Our share of RITUXAN revenues in the third quarter of 2010 totaled $258.0 million, representing a decrease of 9.1% over the same period in 2009. This decrease was primarily driven by royalty expirations in our rest of world markets. Our share of revenue on sales of RITUXAN in the rest of world decreased 41.7% or $27.0 million, over the same period in 2009. Our share of co-promotion profits in the U.S. increased 0.4% or $0.9 million for the three month comparative periods. Selling and development expenses incurred by us and reimbursed by Genentech, which are also included within our total unconsolidated joint business revenues, increased 1.3% to $16.0 million.

•	Total costs and expenses increased 33.3% in the third quarter of 2010, compared to the same period in 2009. This increase was primarily driven by the $205.0 million IPR&D charge recognized in the current period as well as a 7.7% increase in selling, general and administrative costs, a 5.4% increase in collaboration profit sharing expense due to TYSABRI revenue growth, a 4.9% increase in research and development expense, a 2.6% increase in cost of sales, excluding amortization of acquired intangible assets and a 4.3% increase in amortization of acquired intangible assets.

For the three months ended September 30, 2010, we also generated $428.2 million of net cash flows from operations which were primarily driven by our current earnings.

Cash and cash equivalents and marketable securities totaled approximately $1,384.6 million as of September 30, 2010.

For the three and nine months ended September 30, 2010, we repurchased approximately 9.0 million and 40.3 million shares at a cost of approximately $468.2 million and $2.1 billion, respectively, under our 2010 and 2009 stock repurchase authorizations. We retired all of these shares as they were acquired. Our 2010 and 2009 stock repurchase programs were completed during the third and first quarters of 2010, respectively.

Results of Operations

Revenues

Revenues are summarized as follows:

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
(In millions, except percentages)	2010		2009		2010		2009

Product:
United States	$447.6	38.1%	$407.8	36.4%	$1,291.1	36.9%	$1,223.9	37.7%
Rest of world	429.2	36.5%	393.9	35.2%	1,269.2	36.3%	1,102.2	33.9%

Total product revenues	$876.8	74.6%	$801.7	71.6%	$2,560.3	73.2%	$2,326.1	71.6%
Unconsolidated joint business	258.0	21.9%	283.9	25.3%	819.3	23.4%	838.3	25.8%
Other	41.0	3.5%	34.9	3.1%	117.8	3.4%	85.9	2.6%

Total revenues	$1,175.8	100.0%	$1,120.5	100.0%	$3,497.4	100.0%	$3,250.3	100.0%

Product Revenues

Product revenues are summarized as follows:

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
(In millions, except percentages)	2010		2009		2010		2009

AVONEX	$643.6	73.4%	$580.0	72.3%	$1,864.3	72.8%	$1,726.5	74.2%
TYSABRI	220.7	25.2%	207.0	25.8%	658.6	25.7%	559.8	24.1%
Other	12.5	1.4%	14.7	1.9%	37.4	1.5%	39.8	1.7%

Total product revenues	$876.8	100.0%	$801.7	100.0%	$2,560.3	100.0%	$2,326.1	100.0%

AVONEX

Revenues from AVONEX are summarized as follows:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

United States	$387.0	$348.5	11.0%	$1,107.9	$1,054.2	5.1%
Rest of world	256.6	231.5	10.8%	756.4	672.3	12.5%

Total AVONEX revenues	$643.6	$580.0	11.0%	$1,864.3	$1,726.5	8.0%

For the three and nine months ended September 30, 2010, compared to the same periods in 2009, the increase in U.S. AVONEX revenue was due to price increases offset by decreased commercial demand and reserves recorded related to the newly enacted healthcare reform legislation in the U.S. Decreased commercial demand resulted in declines of approximately 3% and 7% in U.S. AVONEX sales volume for the three and nine months ended September 30, 2010, respectively, over the prior year comparative periods. In addition, during the three and nine months ended September 30, 2010, we experienced higher participation in our Access Program, which provides free product to eligible patients.

For the three and nine months ended September 30, 2010, compared to the same periods in 2009, the increase in rest of world AVONEX revenue was due to increased commercial demand offset by price decreases in some countries. Increased commercial demand resulted in increases of approximately 6% and 5% in rest of world AVONEX sales volume for the three and nine months ended September 30, 2010, respectively, over the prior year comparative periods. The increase in rest of world AVONEX revenue due to demand, for the three and nine month comparative periods, was offset by the negative impact of foreign currency exchange rates resulting from the relative strengthening of the U.S. dollar against relevant foreign currencies, primarily the Euro.

AVONEX rest of world revenues for the three and nine months ended September 30, 2010 also includes gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program which totaled $16.8 million and $30.7 million, respectively, compared to losses recognized of $12.0 million and $24.3 million, respectively, in the prior year comparative periods.

We expect AVONEX to face increasing competition in the multiple sclerosis (MS) marketplace in both the U.S. and rest of world. A number of companies, including us, are working to develop products to treat MS that may compete with AVONEX now and in the future, including oral and other alternative formulations. For example, in September 2010, the U.S. Food and Drug Administration (FDA) approved fingolimod which is a pill-based treatment for relapsing forms of MS. In addition, the continued growth of TYSABRI and the commercialization of our other pipeline product candidates may negatively impact future sales of AVONEX. Increased competition may lead to reduced unit sales of AVONEX, as well as increasing price pressure.

TYSABRI

We collaborate with Elan Pharma International, Ltd (Elan) an affiliate of Elan Corporation, plc, on the development and commercialization of TYSABRI. For a more detailed description of this collaboration, please read Note 17, Collaborations to our consolidated financial statements included within our 2009 Form 10-K.

Revenues from TYSABRI are summarized as follows:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

United States	$60.6	$59.3	2.2%	$183.2	$169.7	8.0%
Rest of world	160.1	147.7	8.4%	475.4	390.1	21.9%

Total TYSABRI revenues	$220.7	$207.0	6.6%	$658.6	$559.8	17.6%

For the three and nine months ended September 30, 2010, compared to the same periods in 2009, the increase in U.S. TYSABRI revenue was due both to the continued increase in the number of patients using TYSABRI in the U.S. and to price increases. These increases were offset by the impact of the newly enacted healthcare reform legislation in the U.S. and the sale of previously written-down TYSABRI inventory, which became saleable following the approval of our higher-yielding manufacturing process. As our sales price to Elan in the U.S. is set to effect an approximate equal sharing of the gross margin with Elan plus reimbursement for our cost of goods sold, the distribution of this specific inventory reduced our cost of sales, which reduced the price per unit we charged to Elan and resulted in lower revenues to Biogen Idec of $4.5 million and $7.0 million on a comparable basis, respectively, for the three and nine month comparative periods. As this inventory was substantially depleted during the third quarter of 2010, we expect less of an impact on our TYSABRI revenues in the fourth quarter of 2010 and no impact in future periods.

Increased commercial demand resulted in increases of approximately 6% and 12% in U.S. TYSABRI sales volume for the three and nine months ended September 30, 2010, respectively, over the prior year comparative periods. Net sales of TYSABRI from our collaboration partner, Elan, to third-party customers in the U.S. for the three and nine months ended September 30, 2010 totaled $150.9 million and $431.0 million, respectively, compared to $130.7 million and $371.1 million, respectively in the prior year comparative periods.

For the three and nine months ended September 30, 2010, compared to the same periods in 2009, the increase in rest of world TYSABRI revenue was due to the continued increase in the number of patients using TYSABRI in our rest of world markets offset by price decreases in some countries. Increased commercial demand resulted in increases of approximately 15% and 25% in rest of world TYSABRI sales volume for the three and nine months ended September 30, 2010, respectively, over the prior year comparative periods. The increase in rest of world TYSABRI revenue due to demand, for the three and nine month comparative periods, was offset by the negative impact of foreign currency exchange rates resulting from the relative strengthening of the U.S. dollar against relevant foreign currencies, primarily the Euro.

TYSABRI rest of world revenues for the three and nine months ended September 30, 2010 also includes gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program which totaled $3.8 million and $9.9 million, respectively, compared to losses recognized of $4.2 million in both the three and nine comparative periods.

The prescribing information for TYSABRI contains significant safety warnings, including the risk of developing progressive multifocal leukoencephalopathy (PML), a rare but serious brain infection. In July 2010, we filed changes to the existing U.S. TYSABRI label with the FDA to reflect that, in addition to the risks previously outlined, the risk of PML is increased in patients who have been treated with an immunosuppressant prior to receiving TYSABRI and that this increased risk appears to be independent of TYSABRI treatment duration. This label change follows our May 2010 update to the U.S. prescribing information to (1) reflect that if the initial evaluations for PML are negative but clinical suspicion for PML remains high, healthcare providers should continue to withhold TYSABRI dosing and repeat the PML evaluations and (2) update the existing warning to specify that Immune Reconstitution Inflammatory Syndrome (IRIS) can “be rapid, can lead to serious neurological complications or death”.

In May 2010, the European Medicines Agency (EMA) approved changes to the TYSABRI label in the European Union to reflect that (1) the risk of PML increases after two years of therapy, (2) the limited experience in patients taking TYSABRI beyond three years means that the risk for PML in these patients cannot currently be estimated, and (3) there is a risk for the occurrence of IRIS in patients with TYSABRI induced PML following discontinuation or removal of TYSABRI by plasma exchange, a process that clears TYSABRI from patients’ blood allowing the immune system to fight the infection. These label changes were consistent with those recommended by the EMA in January 2010. The EMA also recommended that patients have an MRI at baseline and annual MRIs thereafter as well as be informed of the risk of PML through the use of treatment forms at the start of treatment and again after two years of therapy.

We continue to monitor the growth of TYSABRI unit sales, which may be further impacted by the updated prescribing information. We continue to research and develop protocols and therapies that may reduce risk and improve outcomes of PML in patients. For example, our efforts have included working to identify patient or viral characteristics which contribute to the risk of developing PML, including the presence of asymptomatic JC virus infection with an assay to detect an immune response against the JC virus, and clinical testing of mefloquine as an anti-JC virus drug candidate. Specifically with respect to the assay to detect an immune response against the JC virus, we have initiated two clinical studies in the U.S., known as STRATIFY-1 and STRATIFY-2. These studies are intended to define the prevalence of serum JC virus antibody in patients with relapsing MS receiving or considering treatment with TYSABRI and to evaluate the potential to stratify patients into lower or higher risk for developing PML based on antibody status. Our efforts to stratify patients into lower or higher risk for developing PML, including evaluating the potential clinical utility of a JC virus antibody assay, and other ongoing or future clinical trials involving TYSABRI, may have a negative impact on prescribing behavior in at least the short term which may result in decreased product revenues from sales of TYSABRI.

Unconsolidated Joint Business Revenue

We collaborate with Genentech on the development and commercialization of RITUXAN.

Revenues from unconsolidated joint business are summarized as follows:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Biogen Idec’s share of co-promotion profits in the U.S.	$204.2	$203.3	0.4%	$632.6	$581.3	8.8%
Reimbursement of selling and development expense in the U.S.	16.0	15.8	1.3%	49.8	47.5	4.8%
Revenue on sales of RITUXAN in the rest of world	37.8	64.8	(41.7)%	136.9	209.5	(34.7)%

Total unconsolidated joint business revenues	$258.0	$283.9	(9.1)%	$819.3	$838.3	(2.3)%

The following table provides a summary of amounts comprising our share of co-promotion profits in the U.S.:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Product revenues, net	$674.8	$670.4	0.7%	$2,068.6	$2,008.0	3.0%
Costs and expenses	164.3	167.3	(1.8)%	474.6	547.2	(13.3)%

Co-promotion profits in the U.S.	510.5	503.1	1.5%	1,594.0	1,460.8	9.1%

Biogen Idec’s share of co-promotion profits in the U.S.	$204.2	$203.3	0.4%	$632.6	$581.3	8.8%

For the three and nine months ended September 30, 2010, compared to the same periods in 2009, the increase in U.S. RITUXAN product revenues was primarily due to price increases. The increase for the comparative nine month periods was also driven by increased commercial demand, which resulted in an increase in sales volume of approximately 1%. However, sales volume for the three month comparative periods decreased by approximately 1%. The decrease in collaboration costs and expenses for the three and nine month comparative periods primarily resulted from a decline in expenditures for the development of RITUXAN for use in other indications.

Selling and development expenses incurred by us in the U.S. and reimbursed by Genentech was essentially unchanged for the three and nine months ended September 30, 2010, compared to the same periods in 2009. As discussed in Note 17, Collaborations, to our consolidated financial statements included within our 2009 Form 10-K, Genentech incurs the majority of continuing development costs for RITUXAN. Expenses incurred by Genentech in the development of RITUXAN are not recorded as research and development expense, but rather reduce our share of co-promotion profits recorded as a component of unconsolidated joint business revenue. Costs associated with the development of other anti-CD20 products, such as GA101, are recorded as research and development expense; however, upon achievement of the successful commercialization of these products, additional costs incurred in their continuing development will no longer be recorded as research and development expense but will instead reduce our share of co-promotion profits recorded as a component of unconsolidated joint business revenue.

Revenue on sales of RITUXAN in the rest of world consists of our share of pretax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada. Revenues on sales of RITUXAN in the rest of world continue to decline due to royalty expirations in certain of our rest of world markets. The royalty period for sales in the rest of world with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. Specifically, the royalty periods with respect to sales in France, Spain, Germany and the United Kingdom expired in 2009. The royalty period with respect to sales in Italy expired earlier this year. The royalty periods for substantially all of the remaining royalty-bearing sales of RITUXAN in the rest of the world will subsequently expire through 2012. As a result of these expirations, we expect royalty revenues derived from sales of RITUXAN in the rest of world to continue to decline in future periods. The decrease experienced during the nine month comparative periods, was offset by a cumulative underpayment of royalties owed to us on sales of RITUXAN in the rest of world by Genentech totaling $21.3 million, which was recognized in the second quarter of 2010.

On October 19, 2010, we and Genentech amended and restated our Amended and Restated Collaboration Agreement dated June 19, 2003 with regard to the development of ocrelizumab, a humanized anti-CD20 antibody, and agreed to terms for the development of GA101, a next-generation anti-CD20 antibody, as summarized below.

Ocrelizumab

Genentech will have responsibility for the further development and commercialization of ocrelizumab in MS and will fund all of the related costs going forward. We will be entitled to receive tiered royalties between 13.5% and 24% on U.S. sales of ocrelizumab. Commercialization of ocrelizumab will not impact our percentage of the co-promotion profits for RITUXAN.

GA101

We will increase our share of the losses and profits related to the development and commercialization of GA101 in the U.S. We will pay 35% of the development and commercialization expenses of GA101 and will receive between 35% and 39% of the profits of GA101 based upon the achievement of certain sales milestones. To date, we had paid 30% of the GA101 development expenses. We will pay approximately $10.0 million to compensate Genentech for our increased share of such previously incurred expenses. Commercialization of GA101 will impact our percentage of the co-promotion profits for RITUXAN, as summarized in the table below.

RITUXAN

Our current pretax co-promotion profit-sharing formula, which resets annually, provides for a 30% share of the first $50.0 million of co-promotion operating profits for RITUXAN in the U.S. and Canada and a 40% share of such profits in excess of $50.0 million. In 2010 and 2009, the 40% threshold was met during the first quarter. Under the amended agreement, our share of the co-promotion profits for RITUXAN will change, as summarized in the table below, upon the following events:

•	First New Product FDA Approval: the FDA’s first approval of an anti-CD20 product other than ocrelizumab and GA101 that is acquired or developed by Genentech and is subject to the collaboration agreement (New Product).

•	First Non-CLL GA101 FDA Approval: the FDA’s first approval of GA101 in an indication other than chronic lymphocytic leukemia (CLL).

•	GA101 CLL Sales Trigger: the first day of the quarter after U.S. gross sales of GA101 in any consecutive 12 month period reach $500.0 million.

Our share of the co-promotion operating profits for RITUXAN is calculated as follows:

		Before First New Product FDA Approval
	After First New	First Non-CLL GA101	GA101 CLL Sales
	Product FDA	FDA Approval Occurs	Trigger Occurs
Co-promotion Operating Profits†	Approval	First	First

I. First $50.0 million	30%	30%	30%
II. Above $50.0 million	—	—	35%
A. Until First GA101 Threshold Date	38%	39%	—
B. After First GA101 Threshold Date
1(a). Until First Threshold Date	37.5%	—	—
1(b). After First Threshold Date and until Second Threshold Date	35%	—	—
1(c). After Second Threshold Date	30%	—	—
2. Until Second GA101 Threshold Date	—	37.5%	—
C. After Second GA101 Threshold Date	—	35%	—

†	First GA101 Threshold Date means the earlier of (1) the date of the First Non-CLL GA101 FDA Approval if U.S. gross sales of GA101 for the preceding consecutive 12 month period reach $150.0 million or (2) the first day of the calendar quarter following the date following the First Non-CLL GA101 FDA Approval that U.S. gross sales of GA101 within any consecutive 12 month period have reached $150.0 million.

Second GA101 Threshold Date means the first day of the calendar quarter after U.S. gross sales of GA101 within any consecutive 12 month period have reached $500.0 million.

First Threshold Date means the earlier of (1) the GA101 CLL Sales Trigger, (2) the Second GA101 Threshold Date and (3) the later of (a) the first date that U.S. gross sales of New Products in any calendar year reach $150.0 million and (b) January 1 of the calendar year following the calendar year in which the First New Product FDA Approval occurs if gross sales of New Products reached $150.0 million within the same calendar year in which the First New Product FDA Approval occurred.

Second Threshold Date means the later of (1) the first date that U.S. gross sales of New Products in any calendar year reach $350.0 million and (2) January 1 of the calendar year following the calendar year in which the First Threshold Date occurs.

Other Revenues

Other revenues are summarized as follows:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Royalty revenues	$36.0	$34.5	4.3%	$92.1	$83.6	10.2%
Corporate partner revenues	5.0	0.4	1150.0%	25.7	2.3	1017.4%

Total other revenues	$41.0	$34.9	17.5%	$117.8	$85.9	37.1%

Royalty Revenues

We receive royalties on sales by our licensees of a number of products covered under patents we own. For the three and nine months ended September 30, 2010, compared to the same periods in 2009, the increase in total royalty revenues was primarily driven by increased sales of ANGIOMAX (bivalirudin) licensed to The Medicines Company (TMC).

Our most significant source of royalty revenue is derived from sales of ANGIOMAX by TMC. TMC sells ANGIOMAX in the U.S., Europe, Canada, Central America, South America, Israel and Australia. Royalty revenues related to the sales of ANGIOMAX are recognized in an amount equal to the level of net sales achieved during a calendar year multiplied by the royalty rate in effect for that tier under our agreement with TMC. The royalty rate increases based upon which tier of total net sales are earned in any calendar year. The increased royalty rate is applied retroactively to the first dollar of net sales achieved during the year. This formula has the effect of increasing the amount of royalty revenue to be recognized in later quarters and, as a result, an adjustment is recorded in the period in which an increase in royalty rate has been achieved. We expect to recognize such an adjustment in the fourth quarter of 2010 of approximately $11.5 million due to a change in the applicable royalty rate based upon our estimate of expected net product sales of ANGIOMAX, as defined under our agreement with TMC.

Under the terms of our agreement, TMC is obligated to pay us royalties earned, on a country-by-country basis, until the later of (1) twelve years from the date of the first commercial sale of ANGIOMAX in such country and (2) the date upon which the product is no longer covered by a patent in such country. The annual royalty rate is reduced by a specified percentage in any country where the product is no longer covered by a patent and where sales have been reduced to a certain volume-based market share. TMC began selling ANGIOMAX in the U.S. in January 2001. The principal U.S. patent that covers ANGIOMAX was due to expire in March 2010 and TMC applied for an extension of the term of this patent. Initially, the United States Patent and Trademark Office (PTO) rejected TMC’s application because in its view the application was not timely filed. TMC sued the PTO in federal district court seeking to extend to December 2014, the term of the principal U.S. patent. On August 3, 2010, the federal district court ordered the PTO to deem the application as timely filed. The PTO did not appeal the order, but a generic manufacturer is seeking the right to intervene and file an appeal. The PTO has granted an interim extension of the patent term until August 13, 2011. In the event that TMC is unsuccessful in obtaining a patent term extension thereafter and third parties sell products comparable to ANGIOMAX, we would expect a significant decrease in royalty revenues due to increased competition, which may impact sales and result in lower royalty tiered rates.

Corporate Partner Revenues

For the nine months ended September 30, 2010, compared to the same period in 2009, the increase in corporate partner revenues was primarily due to amounts earned upon delivery of product in the second quarter of 2010 under the terms of our 2006 contract manufacturing agreement with Astellas Pharma US, Inc. for the supply of AMEVIVE.

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

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In millions, except percentages)	2010	2009	2010	2009

Discounts	$16.2	$18.7	$55.6	$54.9
Contractual adjustments	80.2	50.6	202.5	143.4
Returns	4.0	4.4	10.5	14.0

Total reserves	$100.4	$73.7	$268.6	$212.3

Gross product revenues	$977.3	$875.4	$2,828.9	$2,538.4

Percent of gross product revenues	10.3%	8.4%	9.5%	8.4%

Discount reserves include trade term discounts and wholesaler incentives. For the three months ended September 30, 2010, compared to the same period in 2009, the decrease in discounts was primarily driven by decreased sales volume offset by price increases. The increase in discounts for the nine month comparative periods was primarily driven by increases in trade term discounts and wholesaler incentives as a result of increased sales.

Contractual adjustment reserves relate to Medicaid and managed care rebates, VA and PHS discounts and other applicable allowances. For the three and nine months ended September 30, 2010, compared to the same periods in 2009, contractual adjustments increased primarily due to the impact of higher contractual rebates and discounts resulting from U.S. healthcare reform legislation passed in March 2010, increased activity under managed care programs and increased rebates and discounts resulting from higher prices in the U.S.

Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. We also accept returns from our patients for various reasons. For the three and nine months ended September 30, 2010, compared to the same periods in 2009, return reserves remained relatively unchanged.

Healthcare Reform

In March 2010, healthcare reform legislation was enacted in the U.S. This legislation contains several provisions that impact our business.

Although many provisions of the new legislation did not take effect immediately, several provisions became effective in the first quarter of 2010. These include (1) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on our branded prescription drugs; (2) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (3) the expansion of the 340(B) Public Health Services drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers.

Beginning in 2011, the new law requires drug manufacturers to provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e. the “donut hole”). Also, in 2011, a new fee will be payable by branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to qualifying U.S. government programs (such as Medicare, Medicaid and VA and PHS discount programs) made during the previous year. The aggregated industry wide fee is expected to total $28 billion through 2019, of which $2.5 billion is payable in 2011.

This new legislation contains a number of provisions that affect existing government programs and has required the creation of new programs, policies and processes, many of which remain under development and have not been fully implemented. For example, we do not yet fully know the extent of additional entities eligible to participate under the 340(B) program or when and how discounts will be provided to these entities. In addition, the operation of the Medicare Part D coverage gap remains uncertain, though, as noted above, this program and others will not be effective until 2011. Accordingly, our estimate of the financial impact of this legislation on our business is based on numerous assumptions about the implementation of this new legislation and actual results may differ from our estimate. Based upon our latest estimates, we expect that the new legislation will reduce our revenues in 2010 by approximately $40.0 to $60.0 million.

While certain aspects of the new legislation implemented in 2010 are expected to reduce our revenues in 2010 and in future years, other provisions of this legislation may offset, at some level, the reduction in revenues when these provisions become effective. In future years, these other provisions could potentially result in higher revenues due to an expected increase in the total number of patients covered by health insurance and an expectation that existing insurance coverage will provide more comprehensive consumer protections. This would include a federal subsidy for a portion of a beneficiary’s out-of-pocket cost under Medicare Part D. However, we expect the favorable operating results experienced due to an increase in patients will be offset by the impact of the branded prescription drug manufacturers’ fee, which becomes effective in 2011.

In addition, we anticipate that many countries outside the U.S. will continue to implement austerity measures including efforts aimed at reducing healthcare costs as these countries attempt to manage increasing healthcare expenditures, especially in light of the global economic downturn and the deterioration of the credit and economic conditions in Europe. For example, certain governments of countries in which we operate have already implemented or may implement measures to reduce or control healthcare costs that, among other things, include imposed price reductions, suspensions on pricing increases on pharmaceuticals, increased mandatory discounts and rebates or seek recoveries of past price increases. Certain measures already implemented have negatively impacted our revenues. Our revenues and/or results of operations will be further negatively impacted if these, similar or more extensive measures continue to be implemented.

Costs and Expenses

Total costs and expenses are summarized as follows:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Cost of sales, excluding amortization of acquired intangible assets	$95.9	$93.5	2.6%	$300.0	$282.4	6.2%
Research and development	319.1	304.1	4.9	957.8	1,000.0	(4.2)
Selling, general and administrative	244.2	226.8	7.7	755.1	669.4	12.8
Collaboration profit sharing	64.0	60.7	5.4	190.2	152.6	24.7
Amortization of acquired intangible assets	53.5	51.3	4.3	155.6	233.8	(33.5)
Acquired in-process research and development	205.0	—	—	245.0	—	—

Total costs and expenses	$981.7	$736.3	33.3%	$2,603.6	$2,338.2	11.4%

Cost of Sales, Excluding Amortization of Acquired Intangible Assets (Cost of Sales)

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Cost of sales	$95.9	$93.5	2.6%	$300.0	$282.4	6.2%

For the three and nine months ended September 30, 2010, compared to the same periods in 2009, the increase in cost of sales was primarily due to higher sales volume. The increase for the comparative nine month periods was also driven by a $5.7 million increase in costs associated with contract manufacturing activity for the supply of AMEVIVE as well as $6.7 million of period expense incurred related to the shutdown of our manufacturing facility in Research Triangle Park, North Carolina, for capital upgrades. These increases were offset by the sale of previously written-down TYSABRI inventory, which became saleable following approval of our new higher-yielding manufacturing process. The distribution of this inventory, which was substantially depleted during the third quarter of 2010, reduced our cost of sales by $6.1 million and $10.6 million, respectively, for the three and nine month comparative periods.

Amounts written down related to unmarketable inventory are also charged to cost of sales, and totaled $4.3 million and $9.9 million for the three and nine months ended September 30, 2010, respectively, compared to $2.0 million and $13.4 million in the prior year comparative periods.

Research and Development

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Research and development	$319.1	$304.1	4.9%	$957.8	$1,000.0	(4.2)%

Excluding the $110.0 million upfront payment made to Acorda Therapeutics, Inc. in 2009, the increase in research and development expense for the three and nine month comparative periods, was primarily due to the $26.4 million in upfront payments made to Knopp under our recent license agreement and increased clinical activity related to our Factor VIII and Factor IX programs. During the first quarter of 2010, we restructured our collaboration agreement with Swedish Orphan Biovitrum, whereby we assumed full development and manufacturing responsibilities for the Factor VIII and Factor IX programs and as a result have incurred increased costs. Our research and development spend also increased as a result of increasing clinical trial activity for several programs including Daclizumab and PEGylated interferon beta-1a as well as our efforts to research and develop protocols that may reduce risk and improve outcomes of PML in patients treated with TYSABRI. These increases were offset by a reduction in spending in certain deprioritized programs.

For the three and nine months ended September 30, 2010, milestone and upfront payments to our collaboration partners, included within research and development expense, totaled $32.9 million and $68.9 million, respectively, compared to $22.0 million and $151.0 million in the prior year comparative periods. The decrease for the nine month comparative periods was primarily the result of the $110.0 million upfront payment made to Acorda in 2009. The timing of upfront fees and milestone payments in the future may continue to cause variability in future research and development expense.

Selling, General and Administrative

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Selling, general and administrative	$244.2	$226.8	7.7%	$755.1	$669.4	12.8%

For the three and nine months ended September 30, 2010, compared to the same periods in 2009, selling, general and administrative expenses increased primarily due to increased sales and marketing activities in support of AVONEX and TYSABRI and increased grant and sponsorship activity. The increase for the nine month comparative periods includes the additional expense recognized related to the modification of equity based compensation in accordance with the transition agreement entered into with James C. Mullen, who retired as our President and Chief Executive Officer on June 8, 2010.

Collaboration Profit Sharing

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Collaboration profit sharing	$64.0	$60.7	5.4%	$190.2	$152.6	24.7%

For the three and nine months ended September 30, 2010, compared to the same periods in 2009, the increase in collaboration profit sharing expense was due to the continued increase in TYSABRI rest of world sales resulting in higher rest of world net operating profits to be shared with Elan and resulting in growth in the third-party royalties Elan paid on behalf of the collaboration. For the three and nine months ended September 30, 2010, our collaboration profit sharing expense included $11.3 million and $33.8 million, respectively, related to the reimbursement of third-party royalty payments made by Elan compared to $10.7 million and $28.5 million, respectively, for the prior year comparative periods. For a more detailed description of this collaboration, please read Note 17, Collaborations to our consolidated financial statements included within our 2009 Form 10-K.

Amortization of Acquired Intangible Assets

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Amortization of acquired intangible assets	$53.5	$51.3	4.3%	$155.6	$233.8	(33.5)%

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

We completed our most recent long range planning cycle in the third quarter of 2010. This analysis is based upon certain assumptions that we evaluate on a periodic basis, such as the anticipated product sales of AVONEX and expected impact of competitor products and our own pipeline product candidates, as well as the issuance of new patents or the extension of existing patents. Based upon this analysis, we have continued to amortize this asset on the economic consumption model for the third quarter of 2010, and expect to apply the same model for the subsequent three quarters. In addition, since we do not currently expect a significant change in the expected lifetime revenue of AVONEX, amortization recorded in relation to our core intangible asset for the current and three subsequent quarters is anticipated to be comparable to amounts recorded during the prior four quarters.

We monitor events and expectations on product performance. If there are any indications that the assumptions underlying our most recent analysis would be different than those utilized within our current estimates, our analysis would be updated and may result in a significant change in the anticipated lifetime revenue of AVONEX determined during our most recent annual review. For example, the occurrence of an adverse event, such as the invalidation of our AVONEX ’755 Patent issued in September 2009, could substantially increase the amount of amortization expense associated with our acquired intangible assets as compared to previous periods or our current expectations, which may result in a significant negative impact on our future results of operations.

Based upon our most recent analysis, amortization for acquired intangible assets is expected to be in the range of approximately $170.0 million to $210.0 million annually through 2015.

Acquired In-Process Research and Development (IPR&D)

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Acquired in-process research and development	$205.0	$—	—	$245.0	$—	—

In August 2010, we entered into a license agreement with Knopp Neurosciences, Inc. (Knopp) for the development, manufacture and commercialization of KNS-760704 (dexpramipexole), an orally administered small molecule in clinical development for the treatment of amyotrophic lateral sclerosis (ALS). As we determined that we are the primary beneficiary of this relationship, we consolidate the results of Knopp and recorded an IPR&D charge of approximately $205.0 million upon initial consolidation. We have attributed approximately $145.0 million of the total IPR&D charge to the noncontrolling interest. For a more detailed description of this transaction and our valuation of the related charge, please read Note 16, Investments in Variable Interest Entities to our consolidated financial statements included in this report.

In connection with our acquisition of Biogen Idec Hemophilia Inc., formerly Syntonix Pharmaceuticals, Inc. (Syntonix), in January 2007, we agreed to make additional future consideration payments based upon the achievement of certain milestone events. In January 2010, we initiated patient enrollment in a registrational study for long-acting recombinant Factor IX in hemophilia B, known as B-LONG. The initiation of this study resulted in the achievement of a milestone under the acquisition agreement, requiring us to pay approximately $40.0 million to the former shareholders of Syntonix.

Impairment of Property, Plant and Equipment

We own or lease real estate primarily consisting of buildings that contain research laboratories, office space, and biologic manufacturing operations, some of which are located in markets that are experiencing high vacancy rates and decreasing property values. If we decide to consolidate, co-locate or dispose of certain aspects of our business operations, for strategic or other operational reasons, we may dispose of or vacate one or more of our properties. Due to reduced expectations of product demand, improved yields on production and other factors, we may not fully utilize our manufacturing facilities at normal levels resulting in idle time at facilities or substantial excess manufacturing capacity. We regularly evaluate our current facility utilization strategy and assess alternatives, including our recent decision to delay completion of our manufacturing facility in Denmark. If any of our owned properties are held for sale and we determine that the fair value of the properties is lower than their book value, we may not realize our full investment in these properties and incur impairment charges which may be significant. In addition, if we decide to fully or partially vacate a leased property, we may incur significant costs, including lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements.

Other Income (Expense), Net

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Interest income	$3.1	$10.9	(71.6)%	$18.6	$37.8	(50.8)%
Interest expense	(9.3)	(8.5)	9.4	(26.6)	(27.6)	(3.6)
Impairments of investments	(2.8)	(0.5)	460.0	(19.8)	(10.1)	96.0
Net gains (losses) on foreign currency transactions	(3.5)	3.2	(209.4)	(3.2)	10.6	(130.2)
Net realized gains on marketable securities	4.8	1.8	166.7	16.1	13.7	17.5
Other, net	0.8	2.5	(68.0)	0.6	6.5	(90.8)

Total other income (expense), net	$(6.9)	$9.4	(173.4)%	$(14.3)	$30.9	(146.3)%

Interest Income

For the three and nine months ended September 30, 2010, compared to the same periods in 2009, interest income decreased primarily due to lower yields on cash, cash equivalents, and marketable securities and lower average cash balances.

Interest Expense

For the three and nine months ended September 30, 2010, we capitalized interest costs related to construction in progress totaling approximately $6.6 million, and $21.3 million, respectively, which reduced our interest expense by the same amount. We capitalized $7.4 million and $20.4 million, respectively, in the prior year comparative periods.

Capitalized interest costs are primarily related to the development of our large-scale biologic manufacturing facility in Hillerød, Denmark. Upon completion of the facility’s operational qualification activities, which are expected during the fourth quarter of 2010, we plan to cease capitalizing interest expense in relation to this project. We will delay the start of manufacturing activities at this site until additional capacity is required by the business.

Impairment on Investments

For the three and nine months ended September 30, 2010, we recognized $2.8 million and $19.8 million, respectively, in charges for the other-than-temporary impairment of our publicly held strategic investments, investments in venture capital funds and investments in privately held companies compared to $0.5 million and $6.5 million in the prior year comparative periods. The increase for the nine month comparative periods was primarily due to AVEO Pharmaceuticals, Inc., one of our strategic investments, executing an equity offering at a price below our cost basis during the first quarter of 2010.

Net realized gains on marketable securities for the nine months ended September 30, 2009, includes $3.6 million in other-than-temporary impairment charges recognized during the first quarter of 2009. No impairments were recognized related to our marketable debt securities for the three months ended September 30, 2009 or for the three and nine months ended September 30, 2010, respectively.

Income Tax Provision

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2010	2009	Change %	2010	2009	Change %

Effective tax rate	40.1%	29.0%	38.3%	28.7%	28.8%	(0.3)%
Income tax expense	$75.0	$113.9	(34.2)%	$252.6	$271.9	(7.1)%

Our effective worldwide tax rate will fluctuate from period to period due to several factors related to the nature of our global operations. The factors that most significantly impact our effective tax rate include the variability in the allocation of our taxable earnings in multiple jurisdictions, changes in tax laws, acquisitions and licensing transactions.

Our effective tax rate for the three and nine months ended September 30, 2010, was negatively impacted due to the attribution to noncontrolling interest of $145.0 million of the IPR&D charge related to our collaboration and license agreement with Knopp Neurosciences, Inc. As such, the attributed amount will not generate a tax deduction, causing our tax rate to be unfavorably impacted by 13.5% and 2.7%, respectively. The impact of the Knopp transaction was partially offset by a higher percentage of our profits being earned in lower rate international jurisdictions in 2010. This change in the location of our relative profits was caused by the growth of our international operations and lower 2010 domestic earnings as a proportion of total consolidated earnings due, in part, to the U.S. healthcare reform legislation enacted in March 2010. For a more detailed description of our transaction with Knopp, please read Note 16, Investments in Variable Interest Entities.

During 2010, we also experienced a favorable impact on our effective tax rates due to a statutory increase in the U.S. manufacturers’ tax deduction and an increase in expenditures eligible for our orphan drug credit. The favorable impact of these items were offset by the expiration of the federal research and development tax credit which has not been in effect for the nine months ended September 30, 2010. In addition, our 2009 effective tax rate for the three and nine months ended September 30, 2009 was increased by 2.4% and 2.3%, respectively, as a result of the $110.0 million upfront payment incurred in connection with the collaboration and license agreement entered into with Acorda Therapeutics, Inc. (Acorda) in the second quarter of 2009. Our effective tax rate for the nine months ended September 30, 2009 was also favorably impacted by 3.2% for changes in tax law which became effective during the first quarter of 2009 in certain state jurisdictions in which we operate.

We expect our full-year 2010 effective tax rate to be between 28% and 30%. This rate does not consider the impact of a potential renewal of the U.S. federal research and development tax credit. If this credit is reinstated during the fourth quarter of 2010, we will recognize the full year’s expected benefit in the fourth quarter. Based on our current estimates of eligible research expenditures, the reinstatement of this credit would result in a benefit currently expected to be in the range of approximately $14.0 million to $16.0 million or a 1.2% and 1.4% decrease in our rate for the three and twelve months ended December 31, 2010.

Please read Note 14, Income Taxes to our consolidated financial statements included in this report for a detailed income tax rate reconciliation for the three and nine months ended September 30, 2010 and 2009.

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

Pricing Pressure

We operate in certain countries where the economic conditions continue to present significant challenges. Many countries are reducing their public expenditures in light of the global economic downturn and the deterioration of the credit and economic conditions in Europe. As a result, we expect to see continued efforts to reduce healthcare costs, particularly in certain of the international markets in which we operate. Certain measures already implemented, which include among other things, mandatory price reductions and suspensions on pricing increases on pharmaceuticals, have negatively impacted our revenues. In addition, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets. We expect that our revenues and/or results of operations will be further negatively impacted if these, similar or more extensive measures are, or continue to be, implemented in other countries in which we operate.

Credit Risk

We are subject to credit risk from our accounts receivable related to our product sales. The majority of our accounts receivable arise from product sales in the United States and Europe with concentrations of credit risk generally limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. Our accounts receivable are primarily due from wholesale distributors, large pharmaceutical companies and public hospitals. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We operate in certain countries where the economic conditions continue to present significant challenges. We continue to monitor these conditions, including the volatility associated with international economies and associated impacts on the relevant financial markets and our business. Our historical write-offs of accounts receivable have not been significant.

Within the European Union, our product sales in Italy, Spain, Portugal and Ireland continue to be subject to significant payment delays due to government funding and reimbursement practices. The credit and economic conditions within these countries have continued to deteriorate throughout 2010. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries. Our accounts receivable in Italy, Spain, Portugal and Ireland totaled approximately $241.0 million as of September 30, 2010. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable related to sales within these countries.

Our concentrations of credit risk related to our accounts receivable from product sales in Greece to date have been limited as our receivables within this market are due from our wholesale distributor, for which related accounts receivable balances as of September 30, 2010, remain current and substantially in compliance with their contractual due dates. As of September 30, 2010, our accounts receivable balances due from our distributor in Greece totaled $9.4 million. However, the majority of our sales by our distributor are to government funded hospitals and as a result our distributor maintains significant outstanding receivables with the government of Greece. Furthermore, the government of Greece has recently required financial support from both the European Union and the International Monetary Fund to avoid defaulting on its debt. In the event that Greece defaults on its debt, and could not pay our distributor, we may be unable to collect some or all of our remaining amounts due from the distributor. The government of Greece may also require pharmaceutical creditors to accept mandatory, retroactive, price deductions in settlement of outstanding receivables and we could be required to repay our distributor a portion of the amounts they have previously remitted to us. The potential impact resulting from such mandatory actions remains uncertain, although delays or changes in the availability of government funding may adversely impact the operations of our distributor. To date, we have not been required to repay such amounts to our distributor or take a discount in settlement of any outstanding receivables and do not intend to do so.

We believe that our allowance for doubtful accounts was adequate as of September 30, 2010; however, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Financial Condition and Liquidity

Our financial condition is summarized as follows:

	As of	As of
	September 30,	December 31,
(In millions, except percentages)	2010	2009	Change %

Financial assets:
Cash and cash equivalents	$626.8	$581.9	7.7%
Marketable securities — current	197.8	681.8	(71.0)%
Marketable securities — non-current	560.0	1,194.1	(53.1)%

Total financial assets	$1,384.6	$2,457.8	(43.7)%

Borrowings:
Current portion of notes payable and line of credit	$11.3	$19.8	(42.8)%
Notes payable and line of credit	1,068.8	1,080.2	(1.1)%

Total borrowings	$1,080.1	$1,100.0	(1.8)%

Working Capital:
Current assets	$2,131.1	$2,480.6	(14.1)%
Current liabilities	$(824.5)	$(714.9)	15.3%

Total working capital	$1,306.7	$1,765.7	(26.0)%

For the nine months ended September 30, 2010, certain significant cash flows were as follows:

•	$2,077.6 million used for share repurchases;

•	$1,118.6 million in net proceeds received on sales and maturities of marketable securities;

•	$252.0 million in total payments for domestic income taxes;

•	$124.2 million used for purchases of property, plant and equipment;

•	$26.4 million in upfront payments to Knopp under our license agreement dated August 17, 2010 and a $60.0 million investment in the equity of Knopp;

•	$80.4 million in proceeds from the issuance of stock for share-based compensation arrangements;

•	$40.0 million payment made to the former shareholders of Syntonix recognized as IPR&D expense; and

•	$30.0 million milestone payment made to Facet recognized as research and development expense.

For the nine months ended September 30, 2009, certain significant cash flows were as follows:

•	$667.1 million used for net purchases of marketable securities;

•	$512.0 million in total payments for domestic income taxes;

•	$110.1 million used for purchases of property, plant and equipment;

•	$110.0 million upfront payment made to Acorda on July 1, 2009;

•	$57.6 million used for share repurchases; and

•	$33.2 million in proceeds from the issuance of stock for share-based compensation arrangements.

We have financed our operating and capital expenditures principally through cash flows from our operations. We expect to continue financing our current and planned operating requirements principally through cash from operations, as well as existing cash resources. We believe that existing funds, cash generated from operations and sources of, and access to, financing are adequate to satisfy our operating, working capital, strategic alliance, acquisition, milestone payment, capital expenditure and debt service requirements for the foreseeable future. In addition, we may opportunistically return cash to shareholders and pursue other business initiatives, including acquisition and licensing activities. We may, from time to time, seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources.

Please read the “Risk Factors” section of this report and the “Quantitative and Qualitative Disclosures About Market Risk” section of our 2009 Form 10-K for items that could negatively impact our cash position and ability to fund future operations.

Share Repurchase Programs

In April 2010, our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock, with the objective of reducing shares outstanding and returning excess cash to shareholders. This repurchase authorization was completed during the third quarter of 2010. During the nine months ended September 30, 2010, we repurchased approximately 29.8 million shares of our common stock at a cost of $1.5 billion under this authorization. All shares repurchased under this program were retired.

In October 2009, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock with the objective of reducing shares outstanding and returning excess cash to shareholders. This repurchase program was completed during the first quarter of 2010. During the first quarter of 2010, we repurchased approximately 10.5 million shares of our common stock at a cost of approximately $577.6 million under this authorization. During 2009, approximately 8.8 million shares were repurchased under this authorization at a cost of approximately $422.4 million. All shares repurchased under this program were retired.

As a result of the approximately 40.3 million shares repurchased during the nine months ended September 30, 2010, common shares outstanding have decreased approximately 15% since December 31, 2009.

Cash, Cash Equivalents and Marketable Securities

Until required for use in the business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments and other interest bearing marketable debt instruments in accordance with our investment policy. We attempt to mitigate credit risk in our cash reserves and marketable securities by maintaining a well diversified portfolio that limits the amount of investment exposure as to institution, maturity, and investment type. In particular, the value of our investments may be adversely affected by increases in interest rates, downgrades in the corporate bonds included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in other-than-temporary declines in the value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost which could adversely impact our financial position and our overall liquidity. For a summary of the fair value and valuation methods of our marketable securities as of September 30, 2010 and December 31, 2009, please read Note 6, Fair Value Measurements to our consolidated financial statements included in this report

The decrease in cash and marketable securities from December 31, 2009, is primarily due to share repurchases, tax payments, purchases of property, plant and equipment, the $86.4 million in payments made to Knopp under our recent license and stock purchase agreements, and other milestone payments offset by cash from operations, net proceeds received from sales and maturities of marketable securities and proceeds from the issuance of stock under our share-based compensation arrangements.

Borrowings

We have a $360.0 million senior unsecured revolving credit facility, which we may use for future working capital and general corporate purposes. This facility terminates in June 2012. As of September 30, 2010 and

December 31, 2009, there were no borrowings under this credit facility and we were in compliance with applicable covenants.

In connection with our 2006 distribution agreement with Fumedica, we issued notes payable totaling 61.4 million Swiss Francs which were to be repaid to Fumedica in varying amounts from June 2008 through June 2018. In June 2010, we repaid 12.0 million Swiss Francs ($10.3 million). As of September 30, 2010, our remaining note payable to Fumedica has a present value of 20.4 million Swiss Francs ($20.9 million) and remains payable in a series of payments through June 2018.

There have been no other significant changes in our borrowings since December 31, 2009. For a summary of the fair and carrying value of our outstanding borrowings as of September 30, 2010 and December 31, 2009, please read Note 6, Fair Value Measurements to our consolidated financial statements included in this report.

Working Capital

We define working capital as current assets less current liabilities. The decrease in working capital from December 31, 2009, primarily reflects the overall decrease in total current assets of $349.5 million and increases in total current liabilities totaling $109.5 million.

The decrease in total current assets was primarily due to the net decrease in marketable securities primarily resulting from our return of excess cash to shareholders via our share repurchase program. The increase in total current liabilities reflects increases in accounts and taxes payable and accrued expenses offset by the June 2010 repayment of certain Fumedica notes payable as described above under Borrowings. The increase in accrued expenses is inclusive of an increase in the current portion of our Medicaid and VA accruals and an increase in our liability related to our foreign currency forward contracts resulting from the weakening of the U.S. dollar against relevant foreign currencies, primarily the Euro.

Cash Flows

The following table summarizes our cash flow activity:

	For the Nine Months
	Ended September 30,
(In millions, except percentages)	2010	2009	Change %

Net cash flows provided by operating activities	$1,193.6	$795.6	50.0%
Net cash flows provided by (used in) investing activities	$863.9	$(777.7)	211.1%
Net cash flows used in financing activities	$(2,010.8)	$(57.4)	3,403.1%

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

Operating cash flow is derived by adjusting net income for:

•	Non-cash operating items such as depreciation and amortization, impairment charges and share-based compensation charges;

•	Changes in operating assets and liabilities which reflect timing differences between the receipt and payment of cash associated with transactions and when they are recognized in results of operations; and

•	Changes associated with the payment of contingent milestones associated with our prior acquisitions of businesses.

The increase in cash provided by operating activities for the nine months ended September 30, 2010, compared to the same period in 2009, was primarily driven by increased revenues, decreased inventory balances and lower payments for U.S. federal income taxes offset by an increase in accounts receivable and receivables due from unconsolidated joint business.

Investing Activities

The increase in cash provided by investing activities is primarily due to net proceeds received from sales and maturities of marketable securities during the nine months ended September 30, 2010, compared to the same period in 2009, offset by the $86.4 million in payments made to Knopp under our recent license and stock purchase agreements, our purchases of property, plant and equipment and the milestone payment made to the former shareholders of Syntonix.

For the nine months ended September 30, 2010, net proceeds received from sales and maturities of marketable securities totaled $1,118.6 million compared to net purchases of $667.1 million made in the prior year comparative period in 2009.

Financing Activities

The increase in cash used in financing activities is due principally to increases in the amounts of our common stock repurchased compared to the same period in 2009. For the nine months ended September 30, 2010, we repurchased approximately 40.3 million shares of our common stock for approximately $2.1 billion compared to 1.2 million shares for approximately $57.6 million for the nine months ended September 30, 2009.

Cash used in financing activities also includes activity under our employee stock plans. We received $80.4 million during the first nine months of 2010 and $33.2 million during the first nine months of 2009 related to stock option exercises and stock issuances under our employee stock purchase plan.

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

On October 1, 2010, we sold our San Diego campus and agreed to leaseback all of the San Diego facilities for a period of 15 months. We will account for this transaction as a financing arrangement, incurring debt service payments and interest totaling approximately $9.4 million over the term of the leaseback period. For a more detailed description of these agreements, please read Note 9, Property, Plant and Equipment.

There have been no other significant changes in our contractual obligations since December 31, 2009.

Tax Related Obligations

We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2010, we have approximately $134.2 million of liabilities associated with uncertain tax positions.

Included in these liabilities are amounts related to the settlement of certain federal and state tax audits in the fourth quarter of 2009. As of September 30, 2010, we expect to pay approximately $76.1 million within the next twelve months in connection with such settlements.

Funding Commitments

As of September 30, 2010, we have funding commitments of up to approximately $19.9 million as part of our investment in biotechnology oriented venture capital investments.

As of September 30, 2010, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded $27.6 million of accrued expenses on our consolidated balance sheet for work done by CROs as of September 30, 2010. We have approximately $340.0 million in cancellable future commitments based on existing CRO contracts as of September 30, 2010, which are not included within contractual obligations as they are cancellable.

Contingent Milestone Payments

Based on our development plans as of September 30, 2010, we have committed to make potential future milestone payments to third parties of up to approximately $1.7 billion as part of our various collaborations including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain developmental, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of September 30, 2010, such contingencies have not been recorded in our financial statements. As of September 30, 2010, we anticipate that we may make approximately $1.6 million of additional milestone payments during the remainder of 2010, provided various developmental milestones are achieved.

Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.

Other Off-Balance Sheet Arrangements

We do not have any relationships with entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We consolidate entities if we are the primary beneficiary.

Legal Matters

Please read Note 18, Litigation to our consolidated financial statements included in this report for a discussion of legal matters as of September 30, 2010.

New Accounting Standards

Please read Note 20, New Accounting Pronouncements to our consolidated financial statements included in this report for a discussion of new accounting standards.

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

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2009 Form 10-K. There have been no material changes in the first nine months of 2010 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (Securities Exchange Act), as of September 30, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

Please read Note 18, Litigation to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Item 1A.	Risk Factors

We are substantially dependent on revenues from our three principal products.

Our current and future revenues depend upon continued sales of our three principal products, AVONEX, RITUXAN and TYSABRI, which represented substantially all of our total revenues during the first three quarters of 2010. Although we have developed and continue to develop additional products for commercial introduction, we expect to be substantially dependent on sales from these three products for many years. Any negative developments relating to any of these products, such as safety or efficacy issues, the introduction or greater acceptance of competing products, including biosimilars, or adverse regulatory or legislative developments may reduce our revenues and adversely affect our results of operations. A number of new competing products are expected to be approved for use in multiple sclerosis beginning in 2010. If these products have a similar or more attractive profile in terms of efficacy, convenience or safety, future sales of AVONEX and TYSABRI could be limited, which would reduce our revenues.

TYSABRI’s sales growth is important to our success.

We expect that our revenue growth over the next several years will be dependent upon sales of TYSABRI. If we are not successful in growing sales of TYSABRI, our future business plans, revenue growth and results of operations may be adversely affected.

TYSABRI’s sales growth cannot be certain given the significant restrictions on use and the significant safety warnings in the label, including the risk of developing progressive multifocal leukoencephalopathy (PML), a rare but serious brain infection. The risk of developing PML increases with prior immunosuppressant use, which may cause patients who have previously received immunosuppressants or their physicians to refrain from using or prescribing TYSABRI. The risk of developing PML also increases with longer treatment duration, with limited experience beyond three years of treatment. This may cause prescribing physicians or patients to suspend treatment with TYSABRI. If the incidence of PML at various durations of exposure were to exceed the rate implied in the TYSABRI label, it could limit sales growth, prompt regulatory review, require significant changes to the label or result in market withdrawal. Additional regulatory restrictions on the use of TYSABRI or safety-related label changes, including enhanced risk management programs, whether as a result of additional cases of PML or otherwise, may significantly reduce expected revenues and require significant expense and management time to address the associated legal and regulatory issues. In addition, ongoing or future clinical trials involving TYSABRI and efforts at stratifying patients into groups with lower or higher risk for developing PML, including evaluating the potential clinical utility of a JC virus antibody assay, may adversely affect prescribing behavior and reduce sales of TYSABRI.

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

Conducting clinical trials is a complex, time-consuming and expensive process. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors including protocol design, regulatory and institutional review board approval, the rate of patient enrollment in clinical trials, and compliance with extensive current good clinical practice requirements. We have opened clinical sites and are enrolling patients in a number of new countries where our experience is more limited, and we are in many cases using the services of third-party clinical trial providers. If we fail to adequately manage the design, execution and regulatory aspects of our large, complex and diverse clinical trials, our studies and ultimately our regulatory approvals may be delayed or we may fail to gain approval for our product candidates altogether. In addition, we regularly review our research and development programs and may discontinue programs at any stage of development, even after significant time and resources have been expended on such programs.

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

We encounter similar regulatory and legislative issues in most other countries. In the European Union and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored healthcare system. Many countries are reducing their public expenditures and we expect to see strong efforts to reduce healthcare costs in our international markets, including patient access restrictions, suspensions on price increases, prospective and possibly retroactive price reductions and increased mandatory discounts or rebates, recoveries of past price increases, and greater importation of drugs from lower-cost countries to higher-cost countries. We expect that our revenues would be negatively impacted if similar measures are, or continue to be, implemented in other countries in which we operate. In addition, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets. This may create the opportunity for third party cross border trade or influence our decision to sell or not to sell a product, thus affecting our geographic expansion plans.

If we fail to meet the stringent requirements of governmental regulation in the manufacture of our products, we could incur substantial costs and a reduction in sales.

We and our third party providers are generally required to maintain compliance with current Good Manufacturing Practice and are subject to inspections by the FDA or comparable agencies in other jurisdictions to confirm such compliance. In addition, the FDA must approve any significant changes to our suppliers or manufacturing methods. If we or our third party service providers cannot demonstrate ongoing current Good Manufacturing Practice compliance, we may be required to withdraw or recall product, interrupt commercial supply of our products, undertake costly remediation efforts or seek more costly manufacturing alternatives. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions. This non-compliance could increase our costs, cause us to lose revenue or market share and damage our reputation.

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

We rely on Genentech for all RITUXAN manufacturing. Genentech relies on a third party to manufacture certain bulk RITUXAN requirements. If Genentech or any third party upon which it relies does not manufacture or fill-finish RITUXAN in sufficient quantities on a timely and cost-effective basis, or if Genentech or any third party does not obtain and maintain all required manufacturing approvals, our business could be harmed.

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

In addition, under our collaboration agreement with Genentech, the successful development and commercialization of certain anti-CD20 products will decrease our percentage of the collaboration’s co-promotion profits.

If we do not successfully execute our growth initiatives through the acquisition, partnering and in-licensing of products, technologies or companies, our future performance could be adversely affected.

We anticipate growing through internal development projects as well as external opportunities, which include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. The availability of high quality opportunities is limited and we are not certain that we will be able to identify candidates that we and our shareholders consider suitable or complete transactions on terms that are acceptable to us and our shareholders. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. Even if we are able to successfully identify and complete acquisitions, we may not be able to integrate them or take full advantage of them and therefore we may not realize the benefits that we expect. If we are unsuccessful in our external growth program, we may not be able to grow our business significantly and we may incur asset impairment charges as a result of unsuccessful transactions.

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

We own or lease real estate primarily consisting of buildings that contain research laboratories, office space, and biologic manufacturing operations, some of which are located in markets that are experiencing high vacancy rates and decreasing property values. If we decide to consolidate or co-locate certain aspects of our business operations, for strategic or other operational reasons, we may dispose of or vacate one or more of our properties.

Due to reduced expectations of product demand, improved yields on production and other factors, we may not fully utilize our manufacturing facilities at normal levels resulting in idle time at facilities or substantial excess manufacturing capacity. We regularly evaluate our current manufacturing strategy, and may pursue alternatives that include disposing of manufacturing facilities.

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

The enactment in the U.S. of healthcare reform, potential regulations easing the entry of competing follow-on biologics in the marketplace, new legislation or implementation of existing statutory provisions on importation of lower-cost competing drugs from other jurisdictions, and legislation on comparative effectiveness research are examples of previously enacted and possible future changes in laws that could adversely affect our business. In addition, the Food and Drug Administration Amendments Act of 2007 included new authorization for the FDA to require post-market safety monitoring, along with an expanded clinical trials registry and clinical trials results database, and expanded authority for the FDA to impose civil monetary penalties on companies that fail to meet certain commitments.

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

Sales of our products are dependent on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations. As a result of adverse conditions affecting the U.S., European and other global economies and credit and financial markets, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, governmental health authorities may reduce the extent of reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could reduce our product sales and revenue.

We rely on third parties for several important aspects of our business, including portions of our product manufacturing, royalty revenue, clinical development of future collaboration products, conduct of clinical trials, and raw materials. Such third parties may be unable to satisfy their commitments to us due to tightening of global credit or worsening financial conditions from time to time, which would adversely affect our business.

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

In addition, our international operations are subject to regulation under U.S. law. For example, the Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. In many countries, the health care professionals we regularly interact with may meet the definition of a foreign official for purposes of the Foreign Corrupt Practices Act. Failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, the imposition of civil or criminal sanctions and the prosecution of executives overseeing our international operations.

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

Entities affiliated with Carl Icahn have commenced proxy contests in each of the past three years. These proxy contests have been disruptive to our operations and caused us to incur substantial costs. In addition, recent SEC rulemaking is expected to give certain shareholders or groups of shareholders the ability to include director nominees and proposals relating to a shareholder nomination process in company proxy materials. As a result, we may face an increase in the number of shareholder nominees for election to our Board of Directors. Future proxy contests could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plans.

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

Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the timing of charges and expenses that we may take. In prior periods, for instance, we have recorded charges that include:

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

As of September 30, 2010, we had approximately $1.1 billion of outstanding indebtedness, and we may incur additional debt in the future. Our level of indebtedness could adversely affect our business by, among other things:

•	requiring us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow for other purposes, including business development efforts and research and development;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate, thereby placing us at a competitive disadvantage compared to our competitors that may have less debt; and

•	increasing our vulnerability to adverse economic and industry conditions.

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

Several factors might discourage a takeover attempt that could be viewed as beneficial to shareholders who wish to receive a premium for their shares from a potential bidder. For example:

•	our board of directors has the authority to issue, without a vote or action of shareholders, shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, each of which could be superior to the rights of holders of common stock;

•	our collaboration agreements with Elan and Genentech respectively allow Elan to purchase our rights to TYSABRI and Genentech to purchase our rights to RITUXAN and certain anti-CD20 products developed under the agreement if we undergo a change of control and certain other conditions are met, which may limit our attractiveness to potential acquirers and;

•	our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes our common stock repurchase activity during the third quarter of 2010:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares That
	Total Number of	Average Price	as Part of Publicly	May Yet Be Purchased
	Shares Purchased	Paid per Share	Announced Programs	Under Our Programs
Period	(#)	($)	(#)	($ in millions)

2010 Repurchase Program
Jul-10	7,499,983	51.17	7,499,983	84.5
Aug-10	1,490,306	56.70	1,490,306	—
Sept-10	—	—	—	—

Total	8,990,289	52.08

On April 20, 2010, we announced that our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock with the objective of reducing shares outstanding and returning excess cash to shareholders. This repurchase authorization did not have an expiration date and was completed during the third quarter of 2010. All shares repurchased under this program have been retired.

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

BIOGEN IDEC INC.

/s/  Paul J. Clancy
Paul J. Clancy
Executive Vice President and
Chief Financial Officer

October 26, 2010

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1+	Second Amended and Restated Bylaws, as amended.
31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following materials from Biogen Idec Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

+	Filed herewith

++	Furnished herewith