Form 10-K
period 2010-12-31
BIOGEN IDEC INC.
filed 2011-02-04
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-19311
Biogen Idec Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0112644 (I.R.S. Employer Identification No.)
133 Boston Post Road, Weston, Massachusetts (Address of principal executive offices)	02493 (Zip code)

(781) 464-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.0005 par value	The Nasdaq Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $11,688,813,825.

As of January 31, 2011, the registrant had 240,911,883 shares of common stock, $0.0005 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

BIOGEN IDEC INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 31, 2010

NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	the anticipated amount, mix and timing of future product sales, corporate partner revenue, foreign earnings, royalty revenues or obligations, milestone payments, expenses, liabilities, charges, contractual obligations, cash expenditures, share-based compensation, currency hedges, tax benefits and effective tax rate, and amortization of intangible assets;

•	the growth trends for TYSABRI and our ability to improve the benefit-risk profile of TYSABRI;

•	the assumed remaining life of the core technology relating to AVONEX and expected lifetime revenue of AVONEX;

•	the incidence, timing, outcome and impact of litigation, proceedings related to patents and other intellectual property rights, tax audits and assessments and other legal proceedings;

•	the timing and impact of accounting standards;

•	the design, costs, development and timing of, and therapeutic area and indications targeted by, programs in our clinical pipeline;

•	the timing and outcome of regulatory filings and communications with regulatory authorities;

•	the impact and interpretation of healthcare reform and other measures designed to reduce healthcare costs;

•	the impact of the global macroeconomic environment and the deterioration of the credit and economic conditions in certain countries in Europe;

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	our reliance on third-parties for certain aspects of our business;

•	opportunistic return of cash to shareholders;

•	the structure, strategy, financial and operational impact, and timing of our framework for growth;

•	the status, use, location and financial impact of our manufacturing facilities and other properties; and

•	the drivers for growing our business, including our plans to pursue external business development and research opportunities, and the impact of competition.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements, including those discussed in the “Risk Factors” section of this report and elsewhere in this report. You should not place undue reliance on these statements. Forward-looking statements speak only as of the date of this report. We do not undertake any obligation to publicly update any forward-looking statements.

NOTE REGARDING COMPANY AND PRODUCT REFERENCES

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

NOTE REGARDING TRADEMARKS

AVONEX®, RITUXAN® and ADENTRI® are registered trademarks of Biogen Idec. FUMADERMtm is a common law trademark of Biogen Idec Inc. TYSABRI® and TOUCH® are registered trademarks of Elan Pharmaceuticals, Inc. The following are trademarks of the respective companies listed: ACTEMRA® — Chugai Seiyaku Kabushiki Kaisha; AMEVIVE® — Astellas US LLC; AMPYRA® and FAMPYRA® — Acorda Therapeutics, Inc.; ANGIOMAX® and ANGIOX® — The Medicines Company; ARZERRAtm — Glaxo Group Limited; BETASERON® and BETAFERON® — Bayer Schering Pharma AG; CAMPATH® and LEMTRADA® — Genzyme Corporation; CIMZIA® — UCB Pharma, S.A.; COPAXONE® — Teva Pharmaceutical Industries Limited; ENBREL® — Immunex Corporation; EXTAVIA® and GILENYA® — Novartis AG; HUMIRA® — Abbott Biotechnology Ltd.; ONCOVINtm — Eli Lilly and Company; ORENCIA® — Bristol-Myers Squibb Company; REBIF® — Ares Trading S.A.; REMICADE® — Centocor Ortho Biotech Inc.; SIMPONItm — Johnson & Johnson; TREANDA® — Cephalon, Inc.; and ZEVALIN® — RIT Oncology, LLC

PART I

Item 1.	Business

Overview

Biogen Idec is a global biotechnology company focused on discovering, developing, manufacturing and marketing products for the treatment of neurological disorders and other serious diseases. Patients worldwide benefit from our significant products used for the treatment of multiple sclerosis, non-Hodgkin’s lymphoma, rheumatoid arthritis, Crohn’s disease, chronic lymphocytic leukemia and psoriasis.

Marketed Products

We have four therapeutic products on the market, which are summarized in the tables below.

		Product Revenues
		to Biogen Idec (in millions)
Product	Indications	2010	2009	2008

AVONEX (interferon beta-1a)	Multiple sclerosis	$2,518.4	$2,322.9	$2,202.6

TYSABRI (natalizumab)	Multiple sclerosis Crohn’s disease	900.2	776.0	588.6

FUMADERM (dimethylfumarate and monoethylfumarate salts)	Psoriasis	51.2	49.6	43.4

		Unconsolidated Joint Business
		Revenues to Biogen Idec (in millions)
Product	Indications	2010	2009	2008

RITUXAN (rituximab)	Non-Hodgkin’s lymphoma Rheumatoid arthritis Chronic lymphocytic leukemia	$1,077.2	$1,094.9	$1,128.2

Additional financial information about our product revenues, other revenues and geographic areas in which we operate is set forth in our consolidated financial statements, Note 24, Segment Information to our consolidated financial statements, and Item 6. Selected Consolidated Financial Data included in this report.

Research and Development

We devote significant resources to research and development programs and external business development opportunities. We have incurred significant expenditures related to conducting clinical studies to develop new pharmaceutical products and explore the utility of our existing products in treating disorders beyond those currently approved in their labels.

In 2010, 2009 and 2008, our research and development costs totaled $1,248.6 million, $1,283.1 million, and $1,072.1 million, respectively. In addition, we incurred charges associated with acquired in process research and development as follows: $245.0 million in 2010 of which $145.0 million was attributed to noncontrolling interests; none in 2009; and $25.0 million in 2008.

CEO Appointment

On July 15, 2010, George A. Scangos, Ph.D. began serving as our Chief Executive Officer and member of our Board of Directors. Dr. Scangos succeeded James C. Mullen, who retired as our President and Chief Executive Officer on June 8, 2010.

Framework for Growth

On November 3, 2010, we announced a number of strategic, operational and organizational initiatives designed to provide a framework for the future growth of our business, which are summarized as follows:

•	We intend to focus our business on neurology and leverage our strengths in biologics research, development and manufacturing to pursue select biological therapies where there is a significant unmet need and where the drug candidate has the potential to be highly differentiated. Accordingly, during the fourth quarter of 2010, we began to reallocate resources within our research and development organization to maximize our investment in our highest-potential programs. As a result, we have terminated or are in the process of discontinuing certain research and development programs, including substantially all of our oncology programs (which we are looking to spin out or out-license), our cardiovascular programs and selected neurology and immunology programs. In addition, we have substantially reduced our small molecule discovery activities in favor of outsourcing these efforts.

•	We are in the process of closing the San Diego, California facility and consolidating our Massachusetts facilities.

•	We eliminated our RITUXAN oncology and rheumatology sales force and Genentech, Inc. (Genentech), a wholly-owned member of the Roche Group, has assumed sole responsibility for the U.S. sales and marketing efforts related to RITUXAN.

•	We are in the process of completing a 13% reduction in our workforce and realigning our overall structure to become a more efficient and cost-effective organization.

We expect these initiatives to be substantially completed by the end of 2011 and to result in total restructuring charges of approximately $110.0 million.

Business Development

•	In December 2010, we completed our acquisition of 100% of the stock of Panima Pharmaceuticals AG (Panima), an affiliate of Neurimmune AG. The purchase price is comprised of a $32.5 million cash payment, plus contingent consideration in the form of development milestones of up to $395.0 million in cash. Panima is involved in the discovery of antibodies designed to treat neurological disorders. For a more detailed description of this transaction, please read Note 2, Acquisitions to our consolidated financial statements included in this report.

•	In October 2010, we amended our collaboration agreement with Genentech with regard to the development of ocrelizumab and agreed to terms for the development of GA101. Under the terms of the amended agreement, Genentech is responsible for the further development and commercialization of ocrelizumab and funding future costs. We will receive tiered royalties between 13.5% and 24% on U.S. sales of ocrelizumab. Commercialization of ocrelizumab will not impact our percentage of the co-promotion profits for RITUXAN. In addition, we will pay 35% of the development and commercialization expenses of GA101 and will receive between 35% and 39% of the profits of GA101 based upon the achievement of certain sales milestones. Commercialization of GA101 will impact our percentage of the co-promotion profits for RITUXAN. This amendment did not have an impact on our share of the co-promotion operating profits of RITUXAN in 2010. For a more detailed description of this collaboration, please read Note 19, Collaborations to our consolidated financial statements included in this report.

•	In August 2010, we entered into a license agreement with Knopp Neurosciences, Inc. (Knopp), for the development, manufacture and commercialization of dexpramipexole, an orally administered small molecule in clinical development for the treatment of amyotrophic lateral sclerosis (ALS). Under the terms of the license agreement we made a $26.4 million upfront payment and agreed to pay Knopp up to an additional $265.0 million in development and sales-based milestone payments, as well as royalties on future commercial sales. For a more detailed description of this transaction, please read Note 18, Investments in Variable Interest Entities to our consolidated financial statements included in this report.

Available Information

We were formed as a California corporation in 1985 and became a Delaware corporation in 1997. In 2003, we acquired Biogen, Inc. and changed our corporate name from IDEC Pharmaceuticals Corporation to Biogen Idec Inc. Our principal executive offices are located at 133 Boston Post Road, Weston, MA 02493 and our telephone number is (781) 464-2000. Our website address is www.biogenidec.com. We make available free of charge through the Investors section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (SEC). We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website. The contents of our website are not incorporated into this filing.

Marketed Products

Our marketed products address the following diseases: multiple sclerosis (MS); non-Hodgkin’s lymphoma (NHL); rheumatoid arthritis (RA); Crohn’s disease (CD); chronic lymphocytic leukemia (CLL); and psoriasis. In addition, we are exploring the expansion of our marketed products into other diseases through ongoing development efforts. The approved indications for, and ongoing development of, our marketed products are summarized in the table below.

Development or Marketing
Product	Approved Indication	Development Program	Collaborators

AVONEX (1) (interferon beta-1a)	Relapsing MS		None

TYSABRI (2) (natalizumab)	Relapsing MS		Elan Pharmaceuticals

	CD		Elan Pharmaceuticals

RITUXAN (3) (rituximab)	NHL		Genentech (Roche Group)
	RA		Genentech (Roche Group)

	CLL		Genentech (Roche Group)

		ANCA-associated vasculitis in registration	Genentech (Roche Group) (Our rights are limited to U.S.)

FUMADERM (4) (dimethylfurnarate and monoethylfumarate salts)	Severe psoriasis		None

(1)	AVONEX is indicated for the treatment of patients with relapsing forms of MS to slow the accumulation of physical disability and decrease the frequency of clinical exacerbations.

(2)	TYSABRI is indicated for the treatment of (1) relapsing forms of MS as a monotherapy to delay the accumulation of physical disability and reduce the frequency of clinical exacerbations and (2) in the U.S., moderately to severely active CD with evidence of inflammation in adult patients who have had an inadequate response to or inability to tolerate conventional CD therapies and TNF inhibitors.

(3)	RITUXAN is indicated for the treatment of (1)(a) relapsed or refractory, low-grade or follicular, CD20-positive, B-cell NHL as a single agent, (b) previously untreated follicular, CD20-positive, B-cell NHL in combination with first line chemotherapy and, in patients achieving a complete or partial response to RITUXAN in combination with chemotherapy, as a single-agent maintenance therapy, (c) non-progressing (including stable disease), low-grade, CD20-positive, B-cell NHL, as a single agent, after first-line CVP chemotherapy, and (d) previously untreated diffuse large B-cell, CD20-positive NHL in combination with cyclophosphamide, doxorubicin, ONCOVIN and prednisone or other anthracycline-based chemotherapy regimens, (2) CD20-positive CLL in combination with fludarabine and cyclophosphamide, and (3) moderately- to severely-active RA, in combination with methotrexate, in adult patients who have had an inadequate response to one or more tumor necrosis factor (TNF) antagonist therapies.

(4)	FUMADERM is only approved in Germany and is indicated for the treatment of adult patients with moderate to severe plaque psoriasis for whom topical therapy is ineffective.

AVONEX

AVONEX is a leading therapeutic for relapsing forms of MS. MS is a progressive neurological disease in which the body loses the ability to transmit messages along nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing MS experience an uneven pattern of disease progression characterized by periods of stability that are interrupted by flare-ups of the disease after which the patient returns to a new baseline of functioning. AVONEX is a recombinant form of the interferon beta protein produced in the body in response to viral infection.

TYSABRI

TYSABRI is a treatment for MS with powerful efficacy. TYSABRI is a monoclonal antibody that was initially approved by the U.S. Food and Drug Administration (FDA) in November 2004 to treat relapsing MS. In February 2005, in consultation with the FDA, we and our collaborator Elan Corporation plc (Elan) voluntarily suspended the marketing and commercial distribution of TYSABRI based on reports of cases of progressive multifocal leukoencephalopathy (PML) in patients treated with TYSABRI in clinical studies. PML is an opportunistic viral infection of the brain that often leads to death or severe disability. In July 2006, TYSABRI was reintroduced in the U.S., and introduced in the European Union (E.U.), as a monotherapy treatment for relapsing MS. TYSABRI is also approved in the U.S. to treat CD, which is an inflammatory disease of the intestines.

Because of the risk of PML, TYSABRI has a boxed warning and is marketed under risk management or minimization plans approved by local regulatory authorities. In the U.S., TYSABRI was reintroduced under the TOUCH Prescribing Program, a restricted distribution program designed to assess and minimize the risk of PML, minimize death and disability due to PML, and promote informed risk-benefit decisions regarding TYSABRI use.

Based upon data available to us through the TOUCH prescribing program and other third-party sources, we estimate that as of December 31, 2010 approximately 56,600 patients were on commercial and clinical TYSABRI therapy worldwide. We continue to monitor the growth of TYSABRI unit sales, which may be adversely impacted by the significant safety warnings in the prescribing information. We continue to research and develop protocols that may reduce risk and improve outcomes of PML in patients. Our efforts have included working to identify patient or viral characteristics which contribute to the risk of developing PML, including the presence of asymptomatic JC virus infection with an assay to detect an immune response against the JC virus.

We have initiated the five year renewal process for TYSABRI’s marketing authorization in the E.U. This marketing authorization review by E.U. regulators, in addition to ongoing label discussions with U.S. regulators, includes assessment of the criteria for confirming PML diagnosis, the number of PML cases, the incidence of PML in TYSABRI patients, the risk factors for PML, as well as an overall assessment of TYSABRI’s benefit-risk profile. Our interactions with E.U. and U.S. regulators could result in modifications to the respective labels or other restrictions for TYSABRI. Upon completion of the assessment of the TYSABRI renewal in the E.U. the marketing authorization is expected to be valid for either an unlimited period or for an additional five year term.

We collaborate with Elan on the development and commercialization of TYSABRI. For a more detailed description of this collaboration, please read Note 19, Collaborations to our consolidated financial statements included in this report.

2010 Developments

•	In December 2010, we and Elan submitted a supplemental Biologics License Application (sBLA) to the FDA and a Type II Variation to the European Medicines Agency (EMA) to request review and approval to update the respective TYSABRI Prescribing Information and Summary of Product Characteristics. We are proposing updated product labeling to include anti-JC virus antibody status as one potential factor to help stratify the risk of PML in the TYSABRI-treated population.

•	In November 2010, we updated the E.U. TYSABRI label to include information about the increased risk of PML in patients who have a history of prior treatment with immunosuppressant therapy.

•	In July 2010, we updated the U.S. TYSABRI label to reflect that the risk of PML increases in patients with prior immunosuppressant use.

•	In May 2010, we updated the U.S. TYSABRI label to reflect that Immune Reconstitution Inflammatory Syndrome (IRIS) may occur in patients who developed PML and subsequently discontinued TYSABRI.

•	In May 2010, we updated the E.U. TYSABRI label to reflect that the risk of PML increases after two years of therapy, with limited experience beyond three years, and there is a risk for the occurrence of IRIS in patients with TYSABRI induced PML following discontinuation or removal of TYSABRI by plasma exchange, a process that clears TYSABRI from patients’ blood allowing the immune system to fight the infection.

•	In March 2010, we began enrolling patients in a Phase 3 study, known as SURPASS, designed to evaluate switching patients with relapsing MS to TYSABRI from COPAXONE or REBIF. Although enrollment targets have not been met, we have stopped enrollment and will continue the study for currently enrolled patients.

•	In March 2010, we began enrolling patients in two Phase 4 studies, known as STRATIFY-1 and STRATIFY-2, designed to evaluate the potential utility of a blood test that is designed to detect antibodies to the JC virus.

RITUXAN

RITUXAN is a widely prescribed oncology therapeutic with over 2.4 million patient exposures across all indications. RITUXAN is a monoclonal antibody used to treat NHL, CLL and RA. NHL and CLL are cancers that affect lymphocytes, which are a type of white blood cell that help to fight infection. RA is a chronic disease that occurs when the immune system mistakenly attacks the body’s joints, resulting in inflammation, pain and joint damage.

We collaborate with Genentech on the development and commercialization of RITUXAN. In October 2010, we amended our collaboration agreement with Genentech with regard to the development of ocrelizumab, a humanized anti-CD20 antibody, and agreed to terms for the development of GA101, a next-generation anti-CD20 antibody. For a more detailed description of this collaboration, please read Note 19, Collaborations to our consolidated financial statements included in this report.

2010 Developments

•	In October 2010, we and Genentech filed a supplemental biologics license application with the FDA to expand the U.S. RITUXAN label for the treatment of antineutrophil cytoplasmic antibody (ANCA) associated vasculitis, a systemic inflammation of the blood vessels.

•	In May 2010, we and Genentech announced that data from a Phase 3 study, known as PRIMA, showed that continuing RITUXAN for two years in patients who responded to initial treatment with RITUXAN plus chemotherapy doubled the likelihood of them living without their disease worsening compared to those who stopped treatment. The RITUXAN label has since been expanded to include maintenance treatment for patients with advanced follicular lymphoma who responded to initial treatment with RITUXAN plus chemotherapy.

•	In March 2010, we and Genentech were issued a patent by the U.S. Patent and Trademark Office (PTO) related to a method of treating CLL using an anti-CD20 antibody. For information about legal proceedings related to this patent, please read Note 20, Litigation to our consolidated financial statements included in this report.

•	In February 2010, the FDA approved RITUXAN for the treatment of CD20-positive CLL in combination with fludarabine and cyclophosphamide, expanding the label beyond the treatment of NHL and RA.

FUMADERM

FUMADERM is approved for the treatment of severe psoriasis in Germany. Psoriasis is a skin disease in which cells build up on the skin surface and form scales and red patches.

Other Sources of Revenue

Our primary source of other revenue is derived from royalties received on sales by our licensees of other products covered under patents that we own. Our royalty revenues are dependent upon our licensees’ sales of licensed products which could vary significantly due to competition, manufacturing, regulatory, safety or efficacy issues or other factors that are outside our control. In addition, the expiration or invalidation of any underlying patents could reduce or eliminate the royalty revenues derived from such patents. Royalties on sales of ANGIOMAX (bivalirudin) by The Medicines Company (TMC) represent our most significant source of other revenue. TMC markets ANGIOMAX primarily in the U.S. and the E.U. for use as an anticoagulant in patients undergoing percutaneous coronary intervention. For a description of this royalty arrangement and factors that could adversely affect this portion of our revenues, please read the subsection entitled “Other Revenue — Royalty Revenues” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

We have also sold or exclusively licensed to third parties rights to certain products previously included within our product line. Royalty or supply agreement revenues received based upon those products are recorded as corporate partner revenue. Amounts recorded as corporate partner revenue also include amounts earned upon delivery of product under contract manufacturing agreements.

In 2010, 2009 and 2008, our royalty revenues totaled $137.4 million, $124.4 million and $116.2 million, respectively, and our corporate partner revenues totaled $31.7 million, $5.1 million and $13.4 million, respectively.

Research and Development Programs

We intend to continue committing significant resources to research and development opportunities, focusing on high-potential treatments for select disorders where there is a significant unmet need and where the drug candidate has the potential to be highly differentiated. The table below highlights our research and development programs. Drug development involves a high degree of risk and investment, and the status, timing and scope of our development programs are subject to change. Important factors that could adversely affect our drug development efforts are discussed in the “Risk Factors” section of this report.

Therapeutic Area	Product Candidate	Targeted Indications	Status

Neurology	FAMPYRA	MS (walking ability)	In registration (our rights exclude the U.S.)

	BG-12	MS (monotherapy)	Phase 3

	Daclizumab	MS	Phase 3

	PEGylated Interferon Beta 1a	MS	Phase 3

	BG-12	MS (combination therapy)	Phase 2

	Dexpramipexole	Amyotrophic Lateral Sclerosis	Phase 3 planned

	Anti-LINGO	MS	Phase 1

	Baminercept	MS	Phase 1b

	Neublastin	Neuropathy	Phase 1

	BIIB034	Parkinson’s Disease	Preclinical

	BART	Alzheimer’s Disease	Preclinical

	Gamma Secretase Modulator	Alzheimer’s Disease	Preclinical

Immunology	Anti-TWEAK	Lupus	Phase 2 planned

	Baminercept	Ulcerative Colitis	Phase 2a

	Anti-TWEAK	RA	Phase 1

	CD40L - Fab	Lupus	Phase 1

Hemophilia	Factor VIII Fc	Hemophilia A	Phase 3

	Factor IX Fc	Hemophilia B	Phase 3

Oncology	GA101	Chronic Lymphocytic Leukemia	Phase 3

		Non-Hodgkin’s Lymphoma	Phase 3

Additional information about our product candidates in or near registrational stage development by therapeutic area is set forth below:

Neurology

FAMPYRA

FAMPYRA (prolonged-release fampridine) is an oral compound that is being developed as a treatment to improve walking ability in people with MS. We have filed for approval of FAMPYRA for this indication in the E.U., Canada, Australia and other jurisdictions. FAMPYRA was approved in the U.S. in January 2010 and is marketed by Acorda Therapeutics, Inc. under the trade name AMPYRA (dalfampridine) Extended Release Tablets 10 mg. AMPYRA is indicated to improve walking in patients with MS. This was demonstrated by an increase in walking speed. We collaborate with Acorda on the development and commercialization of FAMPYRA in markets outside the U.S. For a more detailed description of this collaboration, please read Note 19, Collaborations to our consolidated financial statements included in this report.

In January 2011, the EMA’s Committee for Medicinal Products for Human Use (CHMP) issued a negative opinion recommending against approval of FAMPYRA to improve walking ability in adult patients with MS in the

E.U. We intend to appeal this opinion and request a re-examination of the decision by the CHMP. We also received a Notice of Deficiency from Health Canada for our application to sell FAMPYRA in Canada.

BG-12

BG-12 is an oral compound that is being tested in relapsing MS. During 2009, we completed patient enrollment in two Phase 3 studies of BG-12 in relapsing MS, known as DEFINE and CONFIRM, one of which includes a glatiramer acetate (COPAXONE) reference comparator arm. The two studies were designed to have a two year endpoint with each study involving approximately 1,000 to 1,200 patients. The FDA has granted BG-12 fast track status, which may result in an expedited review.

Daclizumab

Daclizumab is a monoclonal antibody that is being tested in relapsing MS. A Phase 2b trial of daclizumab in MS, known as SELECT, completed enrollment in 2010. The SELECT trial has a one year end point and is expected to involve approximately 600 patients worldwide. In May 2010, we began patient enrollment in a Phase 3 study of daclizumab in relapsing MS, known as DECIDE, evaluating the efficacy and safety of daclizumab compared to interferon beta-1a (AVONEX). The DECIDE trial is designed to have a two year endpoint and is expected to involve approximately 1,500 patients.

We collaborate with Abbott Biotherapeutics Corporation (Abbott), on the development and commercialization of daclizumab. In January 2010, we amended our collaboration agreement with Abbott whereby we assumed full development and manufacturing responsibility for daclizumab. For a more detailed description of this collaboration, please read Note 19, Collaborations to our consolidated financial statements included in this report.

PEGylated interferon beta-1a

PEGylated interferon beta-1a is designed to prolong the effects and reduce the dosing frequency of interferon beta-1a. During the first half of 2009, we began patient enrollment in a Phase 3 trial of PEGylated interferon beta-1a in relapsing MS, known as ADVANCE. The study is designed to have a one year endpoint and involve approximately 1,200 patients. The FDA has granted PEGylated interferon beta-1a fast track status, which may result in an expedited review.

Dexpramipexole

Dexpramipexole is an orally administered small molecule in clinical development for the treatment of amyotrophic lateral sclerosis (ALS). ALS, also known as Lou Gehrig’s disease, is a neurodegenerative disorder characterized by progressive muscle weakness and wasting.

We have agreed with the FDA on a Special Protocol Assessment for the design of a registrational study of dexpramipexole and expect to begin patient enrollment in the first half of 2011. Dexpramipexole has been granted fast track status by the FDA, which may result in an expedited review, and has received orphan drug designation for the treatment of ALS from both the FDA and EMA.

We have entered into a license agreement with Knopp Neurosciences, Inc. for the development, manufacture and commercialization of dexpramipexole. For a more detailed description of this collaboration, please read Note 18, Investments in Variable Interest Entities to our consolidated financial statements included in this report.

Hemophilia

Long-Lasting Recombinant Factors VIII and IX.

We collaborate with Swedish Orphan Biovitrum AB (Biovitrum) on the development and commercialization of long-lasting recombinant Factor VIII and Factor IX. In February 2010, we amended our collaboration agreement with Biovitrum to provide that we will assume full development responsibilities and costs and perform all manufacturing for the Factor VIII and Factor XI programs, among other matters. For a more detailed description of this collaboration, please read Note 19, Collaborations to our consolidated financial statements included in this report.

Factor VIII is a proprietary fusion protein that is being tested in hemophilia A, a disorder in which blood clotting is impaired. In December 2010, we began patient enrollment in a registrational trial of Factor VIII in hemophilia A, known as A-LONG. This study will involve approximately 150 patients. Factor VIII has received orphan drug designation for the treatment of hemophilia A from both the FDA and EMA.

Factor IX is a proprietary fusion protein that is being tested in hemophilia B, a disorder in which blood clotting is impaired. During the first half of 2010, we began patient enrollment in a registrational trial of Factor IX in hemophilia B, known as B-LONG. This study will involve approximately 100 patients. Factor IX has received orphan drug designation for the treatment of hemophilia B from both the FDA and EMA.

Oncology

GA101

GA101 is a monoclonal antibody that is being tested in CLL and NHL. During the second half of 2009, we began patient enrollment in a Phase 3 trial of GA101 in combination with chlorambucil as compared to rituximab plus chlorambucil or chlorambucil alone in patients with previously untreated CLL. The study has a 6 month end point, with a minimum five year follow-up period, and is expected to involve approximately 800 patients worldwide. In April 2010, we began patient enrollment in a Phase 3 trial of GA101 combined with bendamustine compared with bendamustine alone in patients with rituximab-refractory, indolent NHL. The study has a six to twelve month end point and is expected to involve approximately 360 patients.

We collaborate with Genentech on the development and commercialization of GA101. In October 2010, we amended our collaboration agreement with Genentech to specify the terms for the development of GA101, among other matters. For a more detailed description of this collaboration and the recent amendment, please read Note 19, Collaborations to our consolidated financial statements included in this report.

Former Registrational Programs

In October 2010, we agreed to terminate our collaboration with Cardiokine Biopharma, LLC (Cardiokine ) for the development of lixivaptan in hyponatremia effective November 1, 2010. Under the terms of the agreement, we have funded our share of development costs through the effective date and made a final payment of $25.0 million to Cardiokine. The termination was consistent with our broader strategic decision to terminate our efforts in cardiovascular medicine described above under the heading “Overview — Framework for Growth.”

In May 2010, we and the Roche Group announced our decision to discontinue the ocrelizumab clinical development program for the treatment of patients with RA. Following a detailed analysis of the efficacy and safety results from the RA program, we concluded that the overall benefit to risk profile of ocrelizumab was not favorable in RA taking into account currently available treatment options. The ocrelizumab RA program included several Phase 3 studies.

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

Our patent position and proprietary rights are subject to certain risks and uncertainties. For additional information about certain risks and uncertainties that may affect our patent position and proprietary rights, please read the “Risk Factors” section of this report.

Additional information about the patents and other proprietary rights covering our marketed products is set forth below.

AVONEX and Beta Interferon

Our U.S. patent No. 7,588,755, granted in September 2009, claims the use of beta interferon for immunomodulation or treating a viral condition, viral disease, cancers or tumors. This patent, which expires in September 2026, covers, among other things, the treatment of MS with our product AVONEX. This issuance of this patent extends the expected remaining life of the intangible asset related to our AVONEX core technology. For information about legal proceedings related to this patent, please read Note 20, Litigation to our consolidated financial statements included in this report.

We have non-exclusive rights under certain third-party patents and patent applications to manufacture, use and sell AVONEX, including patents owned by the Japanese Foundation for Cancer Research which expire in 2011 and 2013 in the U.S., and a European patent owned by Rentschler Biotechnologie GmbH, which expires in 2012. Additionally, third parties own pending U.S. patent applications related to recombinant interferon-beta. These applications, which fall outside of the GATT amendments to the U.S. patent statute, are not published by the USPTO and, if they mature into granted patents, may be entitled to a term of seventeen years from the grant date. There is at least one pending interference proceeding in the USPTO involving such third party applications, and additional interferences could be declared in the future. We are unable to predict which, if any, such applications will mature into patents with claims relevant to our AVONEX product.

TYSABRI

We and our collaborator, Elan, have patents and patent applications covering TYSABRI in the U.S. and other countries. These patents and patent applications cover TYSABRI and related manufacturing methods, as well as various methods of treatment using the product. In the U.S., the principal patents covering the product and use of the product to treat MS generally expire between 2015 and 2020. Additional U.S. patents and applications covering other indications, including treatment of inflammatory bowel disease, and methods of manufacturing generally expire between 2012 and 2020. In the rest of world, patents on the product and methods of manufacturing the product generally expire between 2015 and 2020, subject to any supplemental protection (i.e., patent term extension) certificates that may be obtained. In the rest of world, patents and patent applications covering methods of treatment using TYSABRI generally expire between 2012 and 2020.

RITUXAN and Anti-CD20 Antibodies

We have several U.S. patents and patent applications, and numerous corresponding foreign counterparts, directed to anti-CD20 antibody technology, including RITUXAN. The principal patents with claims to RITUXAN or its uses expire in the U.S. between 2015 and 2018 and in the rest of the world in 2013, subject to any available patent term extensions. In addition, we and our collaborator, Genentech, have filed numerous patent applications directed to anti-CD20 antibodies and their uses to treat various diseases. These pending patent applications have the potential of issuing as patents in the U.S. and in the rest of world with claims to anti-CD20 antibody molecules for periods beyond that stated above for RITUXAN. In 2008, a European patent of ours claiming the treatment with anti-CD20 antibodies of certain auto-immune indications, including RA, was revoked by the European Patent Office. We are appealing that decision.

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

Sales, Marketing and Distribution

We focus our sales and marketing efforts on specialist physicians in private practice or at major medical centers. We use customary pharmaceutical company practices to market our products and to educate physicians, such as sales representatives calling on individual physicians, advertisements, professional symposia, direct mail, public relations and other methods. We provide customer service and other related programs for our products, such as disease and product-specific websites, insurance research services and order, delivery and fulfillment services. We have also established programs in the U.S. which provide qualified uninsured or underinsured patients with marketed products at no or reduced charge, based on specific eligibility criteria. Additional information about our sales, marketing and distribution efforts for our marketed products is set forth below.

AVONEX

We continue to focus our marketing and sales activities on maximizing the potential of AVONEX in the U.S. and the rest of world in the face of increased competition. The principal markets for AVONEX are the U.S., Germany, France and Italy. In the U.S., Canada, Brazil, Argentina, Australia, Japan and most of the major countries of the E.U., we market and sell AVONEX through our own sales forces and marketing groups and distribute AVONEX principally through wholesale distributors of pharmaceutical products, mail order specialty distributors or shipping service providers. In other countries, we sell AVONEX to distribution partners who are then responsible for most marketing and distribution activities.

TYSABRI

The principal markets for TYSABRI are the U.S., Germany, France and Italy.

In the U.S., we are principally responsible for marketing TYSABRI for MS and use our own sales force and marketing group for this. Elan is responsible for TYSABRI distribution in the U.S. and uses a third party distributor to ship TYSABRI directly to customers.

In the rest of world, we are responsible for TYSABRI marketing and distribution and we use a combination of our own sales force and marketing group and third party service providers.

FUMADERM

FUMADERM is marketed only in Germany. We have been marketing and distributing FUMADERM directly in Germany since February 2009 and previously used a third party service provider.

RITUXAN

The Roche Group and its sublicensees market and sell RITUXAN worldwide. In the U.S, we had previously contributed a sales force and other resources to the marketing of RITUXAN. In connection with our framework for growth initiative, we reached an agreement with Genentech to eliminate our RITUXAN oncology and rheumatology sales force, with Genentech assuming sole responsibility for the U.S. sales and marketing efforts related to RITUXAN. Notwithstanding this operational decision, we continue to collaborate with Genentech on the development and commercialization of RITUXAN. RITUXAN is generally sold to wholesalers, specialty distributors and directly to hospital pharmacies.

Competition

Competition in the biotechnology and pharmaceutical industries is intense and comes from many and varied sources, including specialized biotechnology firms and large pharmaceutical companies. Many of our competitors are working to develop products similar to those we are developing or already market and have considerable experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products. Certain of these companies have substantially greater financial, marketing and research and development resources than we do.

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

We may face increased competitive pressures as a result of the emergence of biosimilars. In the United States, most of our marketed products, including AVONEX, RITUXAN and TYSABRI, are licensed under the Public Health Service Act (PHSA) as biological products. In March 2010, U.S. healthcare reform legislation amended the PHSA to authorize the FDA to approve biological products, known as biosimilars or follow-on biologics, that are shown to be highly similar to previously approved biological products based upon potentially abbreviated data packages. The approval pathway for biosimilars does, however, grant a biologics manufacturer a 12 year period of exclusivity from the date of approval of its biological product before biosimilar competition can be introduced. Biosimilars legislation has also been in place in the E.U. since 2003. In November 2010, draft guidelines issued by the EMA for approving biosimilars of marketed monoclonal antibody products were adopted by the CHMP. These guidelines are now out for public consultation. If a biosimilar version of one of our products were approved, it could reduce our sales of that product.

Additional information about the competition that our marketed products face is set forth below.

AVONEX AND TYSABRI

AVONEX and TYSABRI both compete with the following products:

•	COPAXONE (glatiramer acetate), which is marketed by Teva Pharmaceutical Industries Ltd. in the U.S. and copromoted by Teva Pharmaceutical Industries and Sanofi-Aventis in Europe. COPAXONE generated worldwide revenues of approximately $2.8 billion in 2009.

•	REBIF (interferon-beta-1a), which is co-promoted by EMD Serono, a subsidiary of Merck Serono, and Pfizer Inc. in the U.S. and is marketed by Merck Serono in the E.U. REBIF generated worldwide revenues of approximately $2.0 billion in 2009.

•	BETASERON (interferon-beta-1b), which is marketed by Bayer HealthCare Pharmaceuticals, the U.S. pharmaceuticals affiliate of Bayer Schering Pharma AG, in the U.S. and is marketed under the name BETAFERON by Bayer Schering Pharma AG in the E.U. BETASERON and BETAFERON together generated worldwide revenues of approximately $1.6 billion in 2009.

•	EXTAVIA (interferon-beta-1b), which is marketed by Novartis AG in the E.U. and other markets. EXTAVIA was launched in the U.S. in September 2009. EXTAVIA generated worldwide revenue of approximately $49.0 million in 2009.

•	GILENYA (fingolimod), which is marketed by Novartis AG in the U.S. GILENYA is the first oral MS drug approved in the U.S., and was launched in the U.S. in October 2010. In January 2011, GILENYA was recommended for approval in the E.U. by the CHMP, and is either approved or under review in other countries.

Along with us, a number of companies are working to develop additional treatments for MS that may in the future compete with AVONEX and TYSABRI. For example, an oral formulation of cladribine (developed by Merck Serono) has recently been approved for use in Australia and Russia. LEMTRADA (alemtuzumab) (developed by Genzyme Corporation), teriflunomide (developed by Sanofi-Aventis) and laquinimod (developed by Teva Pharmaceutical Industries) are in late-stage development for the treatment of MS. In addition, the commercialization of certain of our own pipeline product candidates, such as BG-12, may also negatively impact future sales of AVONEX and TYSABRI.

FUMADERM

FUMADERM competes with several different types of therapies in the psoriasis market within Germany, including oral systemics such as methotrexate and cyclosporine.

RITUXAN IN ONCOLOGY

RITUXAN competes with several different types of therapies in the oncology market, including:

•	CAMPATH (alemtuzumab) (marketed by Bayer HealthCare Pharmaceuticals), which is indicated for B-cell CLL.

•	TREANDA (bendamustine HCL) (marketed by Cephalon) and ARZERRA (ofatumumab) (marketed by GenMab in collaboration with GlaxoSmithKline), which is indicated for refractory CLL patients to both alemtuzumab and fludarabine.

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

Regulation of Pharmaceuticals

Before new pharmaceutical products may be sold in the U.S. and other countries, preclinical studies and clinical trials of the products must be conducted and the results submitted to appropriate regulatory agencies for approval. Clinical trial programs must establish efficacy, determine an appropriate dose and regimen, and define the conditions for safe use. This is a high-risk process that requires stepwise clinical studies in which the candidate product must successfully meet predetermined endpoints. In the U.S., the results of the preclinical and clinical testing of a product are then submitted to the FDA in the form of a Biologics License Application (BLA) or a New Drug Application (NDA). In response to a BLA or NDA, the FDA may grant marketing approval, request additional information or deny the application if it determines the application does not provide an adequate basis for approval. Similar submissions are required by authorities in other jurisdictions who independently assess the product and may reach the same or different conclusions. Our initial focus for obtaining marketing approval outside the U.S. is typically the E.U. There are currently three potential tracks for marketing approval in E.U. countries: mutual recognition, decentralized procedures, and centralized procedures. These review mechanisms may ultimately lead to approval in all countries within the E.U., but each method grants all participating countries some decision-making authority in product approval.

The receipt of regulatory approval often takes a number of years, involves the expenditure of substantial resources and depends on a number of factors, including the severity of the disease in question, the availability of alternative treatments, potential safety signals observed in preclinical or clinical tests, and the risks and benefits demonstrated in clinical trials. On occasion, regulatory authorities may require larger or additional studies, leading to unanticipated delay or expense. Even after initial FDA approval or approvals from other regulatory agencies have been obtained, further clinical trials may be required to provide additional data on safety and effectiveness. Additional trials are required to gain approval for the use of a product as a treatment for indications other than those initially approved. Furthermore, the FDA and other regulatory agencies require companies to register clinical trials and disclose clinical trial results in public databases. Failure to register a trial or disclose study results within the required time periods could result in penalties, including civil monetary penalties.

In the U.S., the FDA may grant “accelerated approval” status to products that treat serious or life-threatening illnesses and that provide meaningful therapeutic benefits to patients over existing treatments. Under this pathway, the FDA may approve a product based on surrogate endpoints, or clinical endpoints other than survival or irreversible morbidity. When approval is based on surrogate endpoints or clinical endpoints other than survival or morbidity, the sponsor will be required to conduct additional post-approval clinical studies to verify and describe clinical benefit. Under the Agency’s Accelerated Approval regulations, FDA may also provide approval with restrictions to assure safe use. Within this section of the Accelerated Approval regulations, if FDA concludes that a drug that has shown to be effective can be safely used only if distribution or use is restricted, they will require such post-marketing restrictions as necessary to assure safe use. When a drug approved under these conditions requires restricted use or distribution to ensure its safe use, the sponsor may be required to establish rigorous systems to assure use of the product under safe conditions. These systems are usually referred to as Risk Evaluation and Mitigation Strategies (REMS). In addition, for all products approved under accelerated approval, sponsors must submit all copies of their promotional materials, including advertisements, to the FDA at least thirty days prior to initial dissemination. The FDA may withdraw approval under accelerated approval after a hearing if, for instance, post-marketing studies fail to verify any clinical benefit or it becomes clear that restrictions on the distribution of the product are inadequate to ensure its safe use. TYSABRI was initially approved in MS under the accelerated approval pathway and, following such approval and after efficacy was confirmed, a stringent restricted distribution program was agreed upon. We cannot be certain that the FDA will approve any products for their proposed indications whether under accelerated approval or another pathway.

In addition, the FDA may grant “fast track” status to products that treat serious diseases and fill an unmet medical need. Fast track is a process designed to expedite the review of such products by providing, among other things, more frequent meetings with the FDA to discuss the product’s development plan, more frequent written correspondence from the FDA about trial design, eligibility for accelerated approval, and rolling review, which allows submission of individually completed sections of a NDA for FDA review before the entire NDA is completed. Fast track status does not ensure that a product will be developed more quickly or receive FDA approval.

If the FDA or other regulatory agency approves a product or new indication, the agency may require us to conduct additional post-marketing studies. If we fail to conduct the required studies or otherwise fail to comply with the conditions of accelerated approval, the agency may withdraw its approval. In addition, the FDA and EMA can impose financial penalties for failing to comply with certain post-marketing commitments, including REMS.

Regulatory authorities track information on side effects and adverse events reported during clinical studies and after marketing approval. Non-compliance with regulatory authorities’ safety reporting requirements may result in civil or criminal penalties. Side effects or adverse events that are reported during clinical trials can delay, impede, or prevent marketing approval. Regulatory authorities may conduct post-marketing safety surveillance and may require additional post-approval studies or clinical trials. These requirements may affect our ability to maintain marketing approval of our products or require us to make significant expenditures to obtain or maintain such approvals. In addition, adverse events that are reported after marketing approval can result in changes to the product’s labeling, additional limitations being placed on the product’s use and, potentially, withdrawal or suspension of the product from the market.

If we seek to make certain types of changes to an approved product, such as adding a new indication, making certain manufacturing changes, or changing manufacturers or suppliers of certain ingredients or components, regulatory authorities, including the FDA and EMA, will need to review and approve such changes in advance. Such regulatory reviews can result in denial or modification of the planned changes, or requirements to conduct additional tests or evaluations that can substantially delay or increase the cost of the planned changes.

In addition, the FDA regulates all advertising and promotion activities for products under its jurisdiction both before and after approval. A company can make only those claims relating to safety and efficacy that are approved by the FDA. However, physicians may prescribe legally available drugs for uses that are not described in the drug’s labeling. Such off-label uses are common across medical specialties, and often reflect a physician’s belief that the off-label use is the best treatment for patients. The FDA does not regulate the behavior of physicians in their choice of treatments, but the FDA regulations do impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements may subject a company to adverse publicity, enforcement action by the FDA, corrective advertising, and the full range of civil and criminal penalties available to the FDA. Similar regulations are in place in outside the U.S.

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

Good Clinical Practices

The FDA, the EMA and other regulatory agencies promulgate regulations and standards, commonly referred to as current Good Clinical Practices (cGCP), for designing, conducting, monitoring, auditing and reporting the results of clinical trials to ensure that the data and results are accurate and that the rights and welfare of trial participants are adequately protected. The FDA, the EMA and other regulatory agencies enforce cGCP through periodic inspections of trial sponsors, principal investigators and trial sites, contract research organizations (CROs), and institutional review boards. If our studies fail to comply with applicable cGCP, the clinical data generated in our clinical trials may be deemed unreliable and relevant regulatory agencies may require us to perform additional clinical trials before approving our marketing applications. Noncompliance can also result in civil or criminal sanctions. We rely on third parties, including CROs, to carry out many of our clinical trial-related activities. Failure of such third party to comply with cGCP can likewise result in rejection of our clinical trial data or other sanctions.

Orphan Drug Act

Under the U.S. Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a “rare disease or condition,” which generally is a disease or condition that affects fewer than 200,000 individuals in the U.S. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, i.e., the FDA may not approve any other applications to market the same drug for the same indication for a period of seven years following marketing approval, except in certain very limited circumstances, such as if the later product is shown to be clinically superior to the orphan product. Legislation similar to the U.S. Orphan Drug Act has been enacted in other countries, including within the E.U.

Regulation Pertaining to Sales, Marketing and Product Pricing

The U.S. and foreign governments regularly consider reforming health care coverage and costs. Such reform may include changes to the coverage and reimbursement of our products which may have a significant impact on our business.

In 2010, significant healthcare reform legislation was enacted in the U.S., which has had and will continue to have an impact our business by:

•	expanding the coverage of and increasing the rate of rebates on sales of our products, including (1) increasing the Medicaid rebate from 15.1% to 23.1% of the average manufacturer price (AMP) on our branded prescription drugs, (2) extending the Medicaid rebate to Managed Care Organizations, and (3) expanding the 340B Public Health Service (PHS) drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers;

•	requiring drug manufactures to provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e. the “donut hole”);

•	assessing a new fee allocated to all manufacturers and importers of branded prescription drugs paid for pursuant to coverage provided under specified government programs;

•	including an abbreviated approval pathway for biosimilars; and

•	changing the calculation of AMP for injectable drugs not generally dispensed through retail community pharmacies.

Considerable uncertainty remains surrounding determinations necessary to implement the new legislation. For example, determinations as to how the Medicare coverage gap will operate remain to be clarified. In addition, uncertainty also exists as to when and how discounts will be provided to the additional hospitals eligible to participate under the 340B program. In addition, in November 2010 the Centers for Medicare and Medicaid Services (CMS) amended and then withdrew current regulations governing calculation of AMP; however, no replacement regulations have been proposed.

Medicaid is a joint federal and state program that is administered by the states for low income and disabled beneficiaries. Under the Medicaid Drug Rebate Program, we are required to pay a rebate for each unit of product reimbursed by the state Medicaid programs. The amount of the rebate for each product is set by law as the larger of 23.1% of AMP or the difference between AMP and the best price available from us to any commercial or non-governmental customer. The rebate amount must be adjusted upward where the AMP for a product’s first full quarter of sales, when adjusted for increases in the CPI-U, or Consumer Price Index — Urban, exceeds the AMP for the current quarter with the upward adjustment equal to the excess amount. The rebate amount is required to be recomputed each quarter based on our report of current AMP and best price for each of our products to the Centers for Medicare and Medicaid Services. The terms of our participation in the program impose a requirement for us to report revisions to AMP or best price within a period not to exceed 12 quarters from the quarter in which the data was originally due. Any such revisions could have the impact of increasing or decreasing our rebate liability for prior quarters, depending on the direction of the revision. In addition, if we were found to have knowingly submitted false information to the government, the statute provides for civil monetary penalties in an amount not to exceed $100,000 per item of false information, in addition to other penalties available to the government.

Medicare is a federal program that is administered by the federal government that covers individuals age 65 and over as well as those with certain disabilities. Medicare Part B pays physicians that administer our products under a payment methodology using average sales price, or ASP, information. Manufacturers, including us, are required to provide ASP information to the Centers for Medicare and Medicaid Services on a quarterly basis. The manufacturer-submitted information is used to compute Medicare payment rates, which are set at ASP plus 6 percent and updated quarterly. There is a mechanism for comparison of such payment rates to widely available market prices, which could cause further decreases in Medicare payment rates, although this mechanism has yet to be utilized. Effective January 1, 2006, Medicare began to use the same ASP plus 6 percent payment methodology to determine Medicare rates paid for products furnished by hospital outpatient departments. As of January 1, 2009, the reimbursement rate in the hospital outpatient setting was ASP plus 4 percent. The reimbursement rate in the hospital outpatient setting was increased to ASP plus 5 percent effective January 1, 2011. If a manufacturer is found to have made a misrepresentation in the reporting of ASP, the statute provides for civil monetary penalties of up to $10,000 for each misrepresentation and for each day in which the misrepresentation was applied.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 established the Medicare Part D program to provide voluntary prescription drug benefit to enrolled Medicare patients. This is a voluntary benefit that is being implemented through private plans under contractual arrangements with the federal government. Like pharmaceutical coverage through private health insurance, Part D plans establish formularies that govern the drugs and biologicals that will be offered and the out-of-pocket obligations for such products. In addition, plans negotiate discounts from drug manufacturers and pass on some of those savings to Medicare beneficiaries.

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

We also make our products available for purchase by authorized users of the Federal Supply Schedule (FSS) of the General Services Administration pursuant to our FSS contract with the Department of Veterans Affairs. Under the Veterans Health Care Act of 1992 (VHC Act) we are required to offer deeply discounted FSS contract pricing to four Federal agencies — the Department of Veterans Affairs, the Department of Defense, the Coast Guard and the PHS (including the Indian Health Service) — for federal funding to be made available for reimbursement of any of our products under the Medicaid program and for our products to be eligible to be purchased by those four Federal agencies and certain Federal grantees. FSS pricing to those four Federal agencies must be equal to or less than the “Federal Ceiling Price,” which is, at a minimum, 24% below the Non-Federal Average Manufacturer Price (Non-FAMP) for the prior fiscal year. In addition, if we are found to have knowingly submitted false information to the government, the VHC Act provides for civil monetary penalties up to $100,000 per false item of information in addition to other penalties available to the government.

Under the 2008 National Defense Authorization Act, we are required to treat the TRICARE retail pharmacy program, which reimburses military personnel for drug purchases from retail pharmacies, as an element of the Department of Defense to ensure the application of the VHC Act’s pricing standards.

We are also subject to various federal and state laws pertaining to health care “fraud and abuse,” including anti-kickback laws and false claims laws. Anti-kickback laws make it illegal for a prescription drug manufacturer to solicit, offer, receive, or pay any remuneration in exchange for, or to induce, the referral of business, including the purchase or prescription of a particular drug. Due to the breadth of the statutory provisions and the absence of guidance in the form of regulations and very few court decisions addressing industry practices, it is possible that our practices might be challenged under anti-kickback or similar laws. False claims laws prohibit anyone from knowingly and willingly presenting, or causing to be presented for payment to third party payors (including Medicare and Medicaid) claims for reimbursed drugs or services that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. In addition, several states require that companies implement compliance programs or comply with industry ethics codes, adopt spending limits, and report to state governments any gifts, compensation, and other remuneration provided to physicians. Federal legislation, the Physician Payments Sunshine Act of 2009, also has been proposed that would require disclosure to the federal government of payments to physicians. Our activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. Violations of fraud and abuse laws may be punishable by criminal or civil sanctions, including fines and civil monetary penalties, as well as the possibility of exclusion from federal health care programs (including Medicare and Medicaid). If the government were to allege or convict us of violating these laws, our business could be harmed. In addition, private individuals may bring similar actions.

Our activities could be subject to challenge for the reasons discussed above and due to the broad scope of these laws and the increasing attention being given to them by law enforcement authorities. Further, there are an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. Many of these laws contain ambiguous requirements. Given the lack of clarity in laws and their implementation, our reporting actions could be subject to the penalty provisions of the pertinent state authorities.

Future legislation or regulatory actions implementing recent or future legislation may have a significant effect on our business. Our ability to successfully commercialize products may depend in part on the extent to which reimbursement for the costs of our products and related treatments will be available in the U.S. and worldwide from government health administration authorities, private health insurers and other organizations. Substantial uncertainty exists as to the reimbursement status by third party payors of newly approved health care products.

Other Regulations

Foreign Anti-Corruption

We are subject to the U.S. Foreign Corrupt Practices Act (FCPA), which prohibits U.S. corporations and their representatives from paying, offering to pay, promising, authorizing, or making payments of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. In many countries, the health care professionals we regularly interact with may meet the FCPA’s definition of a foreign government official. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls.

In 2010, the Bribery Act was passed in the United Kingdom, which proscribes giving and receiving bribes in the public and private sectors, bribing a foreign public official, and failing to have adequate procedures to prevent employees and other agents from giving bribes. U.S. corporations that conduct business in the United Kingdom generally will be subject to the Bribery Act. Penalties under the Bribery Act include potentially unlimited fines for corporations and criminal sanctions for corporate officers under certain circumstances.

NIH Guidelines

We conduct research at our U.S. facilities in compliance with the current U.S. National Institutes of Health Guidelines for Research Involving Recombinant DNA Molecules (NIH Guidelines) and all other applicable federal and state regulations. By local ordinance, we are required to, among other things, comply with the NIH Guidelines in relation to our facilities in Cambridge, Massachusetts and Research Triangle Park, North Carolina and are required to operate pursuant to certain permits.

Other Laws

Our present and future business has been and will continue to be subject to various other laws and regulations. Various laws, regulations and recommendations relating to safe working conditions, laboratory practices, the experimental use of animals, and the purchase, storage, movement, import and export and use and disposal of hazardous or potentially hazardous substances, including radioactive compounds and infectious disease agents, used in connection with our research work are or may be applicable to our activities. Certain agreements entered into by us involving exclusive license rights may be subject to national or international antitrust regulatory control, the effect of which cannot be predicted. The extent of government regulation, which might result from future legislation or administrative action, cannot accurately be predicted.

Manufacturing and Raw Materials

We are focused on the manufacture of biologics. The chart below outlines the location of our primary manufacturing locations and products manufactured therein.

Research
Triangle
Product	Park, NC	Cambridge, MA	Third Party

AVONEX	✓	✓

TYSABRI	✓

FUMADERM			✓

CLINICAL PRODUCTS	✓	✓	✓

We currently produce all of our bulk AVONEX at our manufacturing facilities located in Research Triangle Park, North Carolina (RTP) and Cambridge, Massachusetts. We currently produce TYSABRI at our RTP facility. In April 2009, the FDA approved our high titer process for the production of TYSABRI. Similar approval was obtained from the EMA in December 2008. Genentech is responsible for all worldwide manufacturing activities for bulk RITUXAN and has sourced the manufacturing of certain bulk RITUXAN requirements to an independent third party.

We plan to stop further validation of our large-scale manufacturing facility in Hillerød, Denmark following completion of the facility’s operational qualification activities in the first half of 2011 as we continue to evaluate our current manufacturing utilization strategy. This facility is intended to manufacture large molecule products. Recent manufacturing improvements have resulted in favorable production yields on TYSABRI, that along with slower than expected TYSABRI growth, have reduced our expected capacity requirements. As a result, we have decided to delay the start of manufacturing activities at this site until additional capacity is required by the business.

We source all of our fill-finish and the majority of final product storage operations for our products, along with a substantial part of our packaging operations, to a concentrated group of third party contractors. Many of the raw materials and supplies required for the production of AVONEX, TYSABRI and FUMADERM are available from various suppliers in quantities adequate to meet our needs. However, due to the unique nature of the production of our products, we do have single source providers of several raw materials. We make efforts to qualify new vendors and to develop contingency plans so that production is not impacted by short-term issues associated with single source providers. Each of our third party service providers, suppliers and manufacturers is subject to continuing inspection by the FDA or comparable agencies in other jurisdictions. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging or storage of our products, including as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection, could significantly impair our ability to sell our products.

Important factors that could adversely affect our manufacturing operations are discussed in the “Risk Factors” section of this report.

Our Employees

As of December 31, 2010, we had approximately 4,850 employees worldwide. We are in the process of completing a 13% reduction in our workforce as part of our framework for growth initiatives. This workforce reduction impacts our sales, research and development and administrative functions.

Our Executive Officers (as of February 4, 2011)

George A. Scangos, Ph.D., 62, is our Chief Executive Officer and has served in this position since July 2010. Prior to that, Dr. Scangos served as President and Chief Executive Officer of Exelixis, Inc., a life sciences company, since October 1996, where he continues to serve on the board. From 1993 to 1996, Dr. Scangos served as President of Bayer Biotechnology, where he was responsible for research, business development, process development, manufacturing, engineering and quality assurance of Bayer’s biological products. Before joining Bayer in 1987, Dr. Scangos was a Professor of Biology at Johns Hopkins University for six years. Dr. Scangos served as non-executive Chairman of Anadys Pharmaceuticals, Inc., a biopharmaceutical company, from 2005 to July 2010 and was a director of the company since 2003. Dr. Scangos served as the Chair of the California Healthcare Institute in 2010, was a member of the Board of the Global Alliance for TB Drug Developments until 2010, and is a director of Foundation Sante. He is also a member of the Board of Visitors of the University of California, San Francisco School of Pharmacy, and the National Board of Visitors of the University of California, Davis School of Medicine. He is currently an Adjunct Professor of Biology at Johns Hopkins. Dr. Scangos was a Jane Coffin Childs Post-Doctoral Fellow at Yale University. Dr. Scangos holds a B.A. in Biology from Cornell University and a Ph.D. in Microbiology from the University of Massachusetts.

Susan H. Alexander, 54, is our Executive Vice President, General Counsel and Corporate Secretary and has served in these positions since January 2006. Prior to that, Ms. Alexander served as the Senior Vice President, General Counsel and Corporate Secretary of PAREXEL International Corporation, a biopharmaceutical services company, since September 2003. From June 2001 to September 2003, Ms. Alexander served as General Counsel of IONA Technologies, a software company. Prior to that, Ms. Alexander served as Counsel at Cabot Corporation, a specialty chemicals and performance materials company, from January 1995 to May 2001. Prior to that, Ms. Alexander was a partner at the law firms of Hinckley, Allen & Snyder and Fine & Ambrogne.

Paul J. Clancy, 49, is our Executive Vice President, Finance and Chief Financial Officer and has served in these positions since August 2007. Mr. Clancy joined Biogen, Inc. in 2001 and has held several senior executive positions with us, including Vice President of Business Planning, Portfolio Management and U.S. Marketing, and Senior Vice President

of Finance with responsibilities for leading the Treasury, Tax, Investor Relations and Business Planning groups. Prior to that, he spent 13 years at PepsiCo, a food and beverage company, serving in a range of financial and general management positions. He holds a B.S. in finance from Babson College and a M.B.A. from Columbia University.

John G. Cox, 48, is our Executive Vice President, Pharmaceutical Operations and Technology and has served in this position since June 2010. Mr. Cox joined Biogen, Inc. in 2003 and has held several senior executive positions with us, including Senior Vice President of Technical Operations, Senior Vice President of Global Manufacturing, and Vice President of Manufacturing and General Manager of Biogen Idec’s operations in RTP. Prior to that, Mr. Cox held a number of senior operational roles at Diosynth, a life sciences manufacturing and services company, where he worked in technology transfer, validation and purification. Prior to that, Mr. Cox focused on the same areas at Wyeth Corporation, a life sciences company, from 1993 to 2000.

Robert E. Gagnon, 36, is our Vice President, Finance, Chief Accounting Officer and Controller and has served in these positions since November 2010. Prior to that, Mr. Gagnon served as Vice President, Finance and Controller from July 2007 to November 2010, and Director of Corporate Accounting from October 2005 to July 2007. Prior to that, Mr. Gagnon worked in the business advisory and assurance practices of PricewaterhouseCoopers LLP and Deloitte & Touche LLP. Mr. Gagnon is a certified public accountant and holds an M.B.A. from the MIT Sloan School of Management.

Francesco Granata, M.D., 60, is our Executive Vice President, Global Commercial Operations and has served in this position since January 2010. Prior to that, Dr. Granata served as Group Vice President and President of EUCAN Region in the Global Pharmaceutical Business at Schering-Plough Corporation, a pharmaceutical company, from September 2005 to November 2010. Prior to that, Dr. Granata worked in commercial leadership positions at Pfizer, Inc., a pharmaceutical company, from 2003 to 2005 and at Pharmacia Corporation, a life sciences company, from 1999 to 2003.

Stephen H. Holtzman, 56, is our Executive Vice President, Corporate Development and has served in this position since January 2011. Prior to that, Mr. Holtzman was a founder of Infinity Pharmaceuticals, Inc., a drug discovery and development company, where he has served as Chair of the Board of Directors since 2001, and served as Executive Chair of the Board of Directors in 2010 and as Chief Executive Officer from 2001 to December 2009. From 1994 to 2001, Mr. Holtzman was Chief Business Officer at Millenium Pharmaceuticals Inc., a biopharmaceutical company. From 1986 to 1994, he was the co-founder, member of the Board of Directors and Executive Vice President of DNX Corporation, a biotechnology company. From 1996 to 2001, Mr. Holtzman served as presidential appointee to the national Bioethics Advisory Commission.

Craig Eric Schneier, Ph.D., 63, is our Executive Vice President, Human Resources, Public Affairs and Communications and has served in this position since October 2007. Dr. Schneier joined Biogen, Inc. in 2001 and has held several senior executive positions with us, including Executive Vice President, Human Resources and Senior Vice President, Strategic Organization Design and Effectiveness. Prior to that, Dr. Schneier was president of his own management consulting firm in Princeton, NJ, where he provided consulting services to over 70 of the Fortune 100 companies, as well as several of the largest European and Asian firms. Dr. Schneier held a tenured professorship at the University of Maryland’s Smith School of Business and has held teaching positions at the business schools of the University of Michigan, Columbia University, and at the Tuck School of Business, Dartmouth College.

Douglas E. Williams, Ph.D., 52, is our Executive Vice President, Research and Development and has served in this position since January 2011. Prior to that, Dr. Williams held several senior executive positions at ZymoGenetics Inc., a biopharmaceutical company, including Chief Executive Officer and a director from January 2009 to October 2010, President and Chief Scientific Officer from July 2007 to January 2009, and Executive Vice President, Research and Development and Chief Scientific Officer from 2004 to July 2007. Prior to that, he held leadership positions within the biotechnology industry, including Chief Scientific Officer and Executive Vice President of Research and Development at Seattle Genetics Inc., a biotechnology company, from 2003 to 2004, and Senior Vice President and Washington Site Leader at Amgen Inc., a biotechnology company, in 2002. Dr. Williams also served in a series of scientific and senior leadership positions over a decade at Immunex Corp., a biopharmaceutical company, including Executive Vice President and Chief Technology Officer, Senior Vice President of Discovery Research, Vice President of Research and Development and as a director. Prior to that, Dr. Williams served on the faculty of the Indiana University School of Medicine and the Department of Laboratory Medicine at the Roswell Park Memorial Institute in Buffalo, New York.

Item 1A.	Risk Factors

We are substantially dependent on revenues from our three principal products.

Our current and future revenues depend upon continued sales of our three principal products, AVONEX, RITUXAN and TYSABRI, which represented substantially all of our total revenues during 2010. Although we have developed and continue to develop additional products for commercial introduction, we may be substantially dependent on sales from these three products for many years. Any negative developments relating to any of these products, such as safety or efficacy issues, the introduction or greater acceptance of competing products, including biosimilars, or adverse regulatory or legislative developments may reduce our revenues and adversely affect our results of operations. New competing products for use in multiple sclerosis are beginning to enter the market and if they have a similar or more attractive profile in terms of efficacy, convenience or safety, future sales of AVONEX and TYSABRI could be limited, which would reduce our revenues.

TYSABRI’s sales growth is important to our success.

We expect that our revenue growth over the next several years will be dependent in part upon sales of TYSABRI. If we are not successful in growing sales of TYSABRI, our future business plans, revenue growth and results of operations may be adversely affected.

TYSABRI’s sales growth cannot be certain given the significant restrictions on use and the significant safety warnings in the label, including the risk of developing progressive multifocal leukoencephalopathy (PML), a serious brain infection. The risk of developing PML increases with prior immunosuppressant use, which may cause patients who have previously received immunosuppressants or their physicians to refrain from using or prescribing TYSABRI. The risk of developing PML also increases with longer treatment duration, with limited experience beyond three years. This may cause prescribing physicians or patients to suspend treatment with TYSABRI. Increased incidences of PML could limit sales growth, prompt regulatory review, require significant changes to the label or result in market withdrawal. Additional regulatory restrictions on the use of TYSABRI or safety-related label changes, including enhanced risk management programs, whether as a result of additional cases of PML or otherwise, may significantly reduce expected revenues and require significant expense and management time to address the associated legal and regulatory issues. In addition, ongoing or future clinical trials involving TYSABRI and efforts at stratifying patients into groups with lower or higher risk for developing PML, including evaluating the potential clinical utility of a JC virus antibody assay, may have an adverse impact on prescribing behavior and reduce sales of TYSABRI.

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

Our long-term viability and growth will depend upon the successful development and commercialization of other products from our research and development activities, including products licensed from third parties. In addition, we have several late-stage clinical programs expected to have near-term data readouts that could impact our prospects for additional revenue growth. Product development and commercialization are very expensive and involve a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful. Even if later stage clinical trials are successful, product candidates may not receive marketing approval if regulatory authorities disagree with our view of the data or require additional studies.

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

Our product pipeline includes several small molecule drug candidates. Our small molecule drug discovery platform is not as well developed as our biologics platform and we expect to rely on third party manufacturers to supply substantially all of our clinical requirements for small molecules. If these manufacturers fail to deliver sufficient quantities of such drug candidates in a timely and cost-effective manner, it could adversely affect our small molecule drug discovery efforts.

Adverse safety events can negatively affect our business and stock price.

Adverse safety events involving our marketed products may have a negative impact on our commercialization efforts. Later discovery of safety issues with our products that were not known at the time of their approval by the FDA or other regulatory agencies worldwide could cause product liability events, additional regulatory scrutiny and requirements for additional labeling, withdrawal of products from the market and the imposition of fines or criminal penalties. Any of these actions could result in, among other things, material write-offs of inventory and impairments of intangible assets, goodwill and fixed assets and material restructuring charges. In addition, the reporting of adverse safety events involving our products and public rumors about such events could cause our stock price to decline or experience periods of volatility.

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

The U.S. Congress recently enacted legislation to reform the health care system. This legislation imposes cost containment measures that have adversely affected the amount of reimbursement for our products. These measures include increasing the minimum rebates we pay to state Medicaid programs for our drugs covered by Medicaid programs; extending such rebates to drugs dispensed to Medicaid beneficiaries enrolled in Medicaid managed care organizations; and expanding the 340B Public Health Service drug discount program under which we are obligated to provide certain discounts on our drugs to certain purchasers. Additional provisions of the health care reform legislation, which become effective in 2011, may negatively affect our revenues and prospects for profitability in the future. Beginning in 2011, a new fee will be payable by all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drugs sales to qualifying U.S. government programs, including Medicare and Medicaid. As part of the health care reform legislation’s provisions closing a coverage gap that currently exists in the Medicare Part D prescription drug program (commonly known as the “donut hole”), we will also be required to provide a 50% discount on brand name prescription drugs sold to beneficiaries who fall within the donut hole.

Economic pressure on state budgets may result in states increasingly seeking to achieve budget savings through mechanisms that limit coverage or payment for our drugs. In recent years, some states have considered legislation that would control the prices of drugs. State Medicaid programs are increasingly requesting manufacturers to pay supplemental rebates and requiring prior authorization by the state program for use of any drug for which supplemental rebates are not being paid. Managed care organizations continue to seek price discounts and, in some cases, to impose restrictions on the coverage of particular drugs. Government efforts to reduce Medicaid expenses may lead to increased use of managed care organizations by Medicaid programs. This may result in managed care organizations influencing prescription decisions for a larger segment of the population and a corresponding constraint on prices and reimbursement for our products. It is likely that federal and state legislatures and health agencies will continue to focus on additional health care reform in the future.

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

Sales of our products are dependent on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations. As a result of adverse conditions affecting the U.S. and global economies and credit and financial markets, including the current sovereign debt crisis in certain countries in Europe, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, governmental health authorities may reduce the extent of reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could reduce our product sales and revenue, or result in additional allowances or significant bad debts, which may adversely affect our results of operations.

We depend on collaborators and other third-parties for both product and royalty revenue and the clinical development of future products, which are outside of our full control.

Collaborations between companies on products or programs are a common business practice in the biotechnology industry. Out-licensing typically allows a partner to collect up front payments and future milestone payments, share the costs of clinical development and risk of failure at various points, and access sales and marketing infrastructure and expertise in exchange for certain financial rights to the product or program going to the in-licensing partner. In addition, the obligation of in-licensees to pay royalties or share profits generally terminates upon expiration of the related patents. We have a number of collaborators and partners, and have both in-licensed and out-licensed several products and programs. These collaborations are subject to several risks:

•	Our RITUXAN revenues are substantially dependent on the efforts of Genentech and the Roche Group. Their interests may not always be aligned with our interests and they may not market RITUXAN in the same manner or to the same extent that we would, which could adversely affect our RITUXAN revenues.

•	Under our collaboration agreement with Genentech, the successful development and commercialization of GA101 and certain other anti-CD20 products will decrease our percentage of the collaboration’s co-promotion profits.

•	We are not fully in control of the royalty or profit sharing revenues we receive from collaborators, which may be adversely affected by patent expirations, pricing or health care reforms, other legal and regulatory developments, and the introduction of competitive products, and new indication approvals which may affect the sales of collaboration products.

•	Any failure on the part of our collaboration partners to comply with applicable laws and regulatory requirements in the sale and marketing of our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings.

•	Collaborations often require the parties to cooperate, and failure to do so effectively could have an adverse impact on product sales by our collaborators and partners, and could adversely affect the clinical development or regulatory approvals of products under joint control.

In addition, we rely on third parties for several other aspects of our business. As a sponsor of clinical trials of our products, we rely on third party contract research organizations to carry out many of our clinical trial related activities. These activities include initiating the conduct of studies at clinical trial sites, regularly monitoring the conduct of the study at study sites, and identifying instances of noncompliance with the study protocol or current Good Clinical Practices. The failure of a contract research organization to conduct these activities with proper vigilance and competence and in accordance with Good Clinical Practices can result in regulatory authorities rejecting our clinical trial data or, in some circumstances, the imposition of civil or criminal sanctions against us.

If we do not successfully execute our growth initiatives through the acquisition, partnering and in-licensing of products, technologies or companies, our future performance could be adversely affected.

We anticipate growing through internal development projects as well as external opportunities, which include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. The availability of high quality opportunities is limited and we are not certain that we will be able to identify candidates that we and our shareholders consider suitable or complete transactions on terms that are acceptable to us and our shareholders. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. Even if we are able to successfully identify and complete acquisitions, we may not be able to integrate them or take full advantage of them and therefore may not realize the benefits that we expect. If we are unsuccessful in our external growth program, we may not be able to grow our business significantly and we may incur asset impairment or restructuring charges as a result of unsuccessful transactions.

If we fail to comply with the extensive legal and regulatory requirements affecting the health care industry, we could face increased costs, penalties and a loss of business.

Our activities, and the activities of our collaborators and third party providers, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. Our interactions in the U.S. or abroad with physicians and other health care providers that prescribe or purchase our products are also subject to government regulation designed to prevent fraud and abuse in the sale and use of the products. In the U.S., states increasingly have been placing greater restrictions on the marketing practices of health care companies. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state health care business, submission of false claims for government reimbursement, antitrust violations, or violations related to environmental matters. Violations of governmental regulation may be punishable by criminal and civil sanctions against us, including fines and civil monetary penalties and exclusion from participation in government programs, including

Medicare and Medicaid, as well as against executives overseeing our business. In addition to penalties for violation of laws and regulations, we could be required to repay amounts we received from government payors, or pay additional rebates and interest if we are found to have miscalculated the pricing information we have submitted to the government. Whether or not we have complied with the law, an investigation into alleged unlawful conduct could increase our expenses, damage our reputation, divert management time and attention and adversely affect our business. Recent changes in U.S. fraud and abuse laws have strengthened government regulation, increased the investigative powers of government enforcement agencies, and enhanced penalties for non-compliance.

If we fail to meet the stringent requirements of governmental regulation in the manufacture of our products, we could incur substantial costs and a reduction in sales.

We and our third party providers are generally required to maintain compliance with current Good Manufacturing Practice and are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. In addition, the FDA must approve any significant changes to our suppliers or manufacturing methods. If we or our third party service providers cannot demonstrate ongoing current Good Manufacturing Practice compliance, we may be required to withdraw or recall product, interrupt commercial supply of our products, undertake costly remediation efforts or seek more costly manufacturing alternatives. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions. This non-compliance could increase our costs, cause us to lose revenue or market share and damage our reputation.

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

If we determine that the fair value of any of our owned properties, including any properties we may classify as held for sale, is lower than their book value we may not realize the full investment in these properties and incur significant impairment charges. In addition, if we decide to fully or partially vacate a leased property, we may incur significant cost, including lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements.

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

We rely solely on our manufacturing facility in Research Triangle Park, North Carolina for the production of TYSABRI. Our global bulk supply of TYSABRI depends on the uninterrupted and efficient operation of this facility, which could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors. If we are unable to meet demand for TYSABRI for any reason, we would need to rely on a limited number of qualified third party contract manufacturers. We cannot be certain that we could reach agreement on reasonable terms, if at all, with those manufacturers or that the FDA or other regulatory authorities would approve our use of such manufacturers on a timely basis, if at all. Moreover, the transition of our manufacturing process to a third party could take a significant amount of time, involve significant expense and increase our manufacturing costs.

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

In addition, our inability to secure or sustain acceptable arrangements with tax authorities and previously enacted or future changes in the tax laws, among other things, may result in tax obligations in excess of amounts accrued in our financial statements.

In the U.S., there are several proposals under consideration to reform tax law, including proposals that may reduce or eliminate the deferral of U.S. income tax on our unrepatriated earnings, scrutinize certain transfer pricing structures, and reduce or eliminate certain foreign tax credits. Our future reported financial results may be adversely affected by tax law changes which restrict or eliminate certain foreign tax credits or deduct expenses attributable to foreign earnings, or otherwise affect the treatment of our unrepatriated earnings.

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

Our sales and operations are subject to the risks of doing business internationally.

We are increasing our presence in international markets, which subjects us to many risks, such as:

•	the inability to obtain necessary foreign regulatory or pricing approvals of products in a timely manner;

•	fluctuations in currency exchange rates;

•	difficulties in staffing and managing international operations;

•	the imposition of governmental controls;

•	less favorable intellectual property or other applicable laws;

•	restrictions on direct investments by foreign entities and trade restrictions; and

•	changes in tax laws and tariffs.

In addition, our international operations are subject to regulation under U.S. law. For example, the Foreign Corrupt Practices Act prohibits U.S. companies and their representatives from offering, promising, authorizing or making payments to foreign officials for the purpose of obtaining or retaining business abroad. In many countries, the health care professionals we regularly interact with may meet the definition of a foreign government official for purposes of the Foreign Corrupt Practices Act. Failure to comply with domestic or foreign laws could result in various adverse consequences, including possible delay in approval or refusal to approve a product, recalls, seizures, withdrawal of an approved product from the market, the imposition of civil or criminal sanctions and the prosecution of executives overseeing our international operations.

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

We also rely upon unpatented trade secrets and other proprietary information, and we cannot ensure that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose such technology, or that we can meaningfully protect such rights. We require our employees, consultants, outside scientific collaborators, scientists whose research we sponsor and other advisers to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements may not provide meaningful protection or adequate remedies for our unpatented proprietary information in the event of use or disclosure of such information.

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

Our quarterly revenues, expenses and net income (loss) have fluctuated in the past and are likely to fluctuate significantly in the future due to the timing of charges and expenses that we may take. In recent periods, for instance, we have recorded charges that include:

•	the cost of restructurings;

•	impairments that we are required to take with respect to investments;

•	impairments that we are required to take with respect to fixed assets, including those that are recorded in connection with the sale of fixed assets;

•	inventory write-downs for failed quality specifications, charges for excess or obsolete inventory and charges for inventory write downs relating to product suspensions;

•	milestone payments under license and collaboration agreements; and

•	payments in connection with acquisitions and other business development activity.

Our revenues are also subject to foreign exchange rate fluctuations due to the global nature of our operations. We recognize foreign currency gains or losses arising from our operations in the period in which we incur those gains or losses. Although we have foreign currency forward contracts to hedge specific forecasted transactions denominated in foreign currencies, our efforts to reduce currency exchange losses may not be successful. As a result, currency fluctuations among our reporting currency, the U.S. dollar, and the currencies in which we do business will affect our operating results, often in unpredictable ways. Our net income may also fluctuate due to the impact of charges we may be required to take with respect to foreign currency hedge transactions. In particular, we may incur higher charges from hedge ineffectiveness than we expect or from the termination of a hedge relationship.

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

As of December 31, 2010, we had $1.2 billion of outstanding indebtedness, and we may incur additional debt in the future. Our level of indebtedness could adversely affect our business by, among other things:

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

Several factors might discourage a takeover attempt that could be viewed as beneficial to shareholders who wish to receive a premium for their shares from a potential bidder. For example:

•	Our Board of Directors has the authority to issue, without a vote or action of shareholders, shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, which shares could be used to dilute the interest of a potential bidder.

•	Our collaboration agreements with Elan and Genentech respectively allow Elan to purchase our rights to TYSABRI and Genentech to purchase our rights to RITUXAN and certain anti-CD20 products developed under the agreement if we undergo a change of control and certain other conditions are met, which may limit our attractiveness to potential acquirers.

•	Our directors are elected to staggered terms, which prevents the entire board from being replaced in any single year.

The possibility that activist shareholders may gain additional representation on or control of our Board of Directors could result in costs and disruption to our operations and cause uncertainty about the direction of our business.

Entities affiliated with Carl Icahn commenced proxy contests in 2008, 2009 and 2010, resulting in three of their director nominees being elected to our Board of Directors. In addition, recent SEC rulemaking gives certain shareholders or groups of shareholders the ability to include director nominees and proposals relating to a shareholder nomination process in company proxy materials. As a result, we may face an increase in the number of shareholder nominees for election to our Board of Directors. Future proxy contests could be costly and time-

consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. Disagreement among our directors may create uncertainty regarding the direction of our business and could impair our ability to effectively execute our strategic plan.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Below is a summary of our owned and leased properties as of December 31, 2010. In connection with our recent restructuring initiative, described above under the heading “Overview — Framework for Growth,” we are in the process of closing the San Diego, California facility and consolidating our Massachusetts facilities.

Massachusetts

In Cambridge, we own approximately 508,000 square feet of real estate space, consisting of a building that houses a research laboratory, office space and a cogeneration plant which total approximately 263,000 square feet and a building that contains research, development and quality laboratories totaling approximately 245,000 square feet.

In addition, we lease a total of approximately 885,000 square feet in Massachusetts, which is summarized as follows:

•	356,000 square feet of office space housing our principal executive offices in Weston;

•	347,000 square feet in Cambridge, which is comprised of a 67,000 square foot biologics manufacturing facility, laboratory space of 127,000 square feet and office space of 153,000 square feet;

•	105,000 square feet of office space in Wellesley, which we expect to vacate in the first quarter of 2011;

•	41,000 square feet of office and laboratory space in Waltham; and

•	36,000 square feet of warehouse space in Somerville.

Our Massachusetts lease agreements expire at various dates through the year 2025.

California

On October 1, 2010, we sold the San Diego facility, which was comprised of 43 acres of land and buildings totaling approximately 355,000 square feet of laboratory and office space for cash proceeds, net of transaction costs, of approximately $127.0 million. As part of this transaction, we agreed to lease back the San Diego facility for a period of 15 months, however in January 2011, we entered into an agreement to terminate this lease effective August 31, 2011.

North Carolina

We manufacture bulk AVONEX, TYSABRI and other products in our pipeline at our facilities located in Research Triangle Park, North Carolina, where we own approximately 550,000 square feet of real estate space, which is summarized as follows:

•	175,000 square feet related to a large-scale biologics manufacturing facility;

•	167,000 square feet of laboratory and office space;

•	105,000 square feet related to a biologics manufacturing facility;

•	60,000 square feet of warehouse space; and

•	43,000 square feet related to a large-scale purification facility.

In addition, we lease approximately 50,000 square feet of office space in Durham, North Carolina.

We are planning to increase the laboratory space in our Research Triangle Park campus and consolidate all of our North Carolina activities by moving local general and administrative offices and patient services to a 180,000 square foot office building to be built on the campus, with a planned occupancy around mid-year 2012.

Denmark

We own approximately 60 acres of land in Hillerød, Denmark, upon which we have been constructing a large-scale biologics manufacturing facility totaling approximately 225,000 square feet. We plan to stop further validation on this facility following completion of the facility’s operational qualification activities in the first half of 2011 as we continue to evaluate our current manufacturing utilization strategy.

We own approximately 310,000 square feet of additional space, which is currently in use at this location and is summarized as follows:

•	140,000 square feet of warehouse, utilities and support space;

•	70,000 square feet related to a label and packaging facility;

•	50,000 square feet of administrative space; and

•	50,000 square feet related to a laboratory facility.

Other International

We lease office and laboratory space in Zug, Switzerland, our international headquarters, the United Kingdom, Germany, France, Denmark, and numerous other countries. Our international lease agreements expire at various dates through the year 2023.

Item 3.	Legal Proceedings

Please refer to Note 20, Litigation to our consolidated financial statements included in this report, which is incorporated into this item by reference.

Item 4.	[Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market and Stockholder Information

Our common stock trades on The NASDAQ Global Select Market under the symbol “BIIB.” The following table shows the high and low sales price for our common stock as reported by The NASDAQ Global Select Market for each quarter in the years ended December 31, 2010 and 2009:

	Common Stock Price
	2010		2009
	High	Low	High	Low

First Quarter	$60.28	$52.16	$53.66	$42.92
Second Quarter	$57.99	$45.96	$55.34	$44.56
Third Quarter	$58.64	$46.15	$52.12	$44.41
Fourth Quarter	$68.60	$55.63	$54.00	$41.75

As of January 31, 2011, there were approximately 1,052 stockholders of record of our common stock.

In addition, as of January 31, 2011, 128 stockholders of record of Biogen, Inc. common stock have yet to exchange their shares of Biogen, Inc. common stock for our common stock as contemplated by the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in November 2003.

Dividends

We have not paid cash dividends since our inception. We do not anticipate paying any cash dividends in the near term.

Issuer Purchases of Equity Securities

During the fourth quarter of 2010, we did not repurchase any common stock.

Stock Performance Graph

The graph below compares the five-year cumulative total stockholder return on our common stock, the S&P 500 Index and the Nasdaq Pharmaceutical Index, assuming the investment of $100.00 on December 31, 2005 with dividends being reinvested. The stock price performance in the graph below is not necessarily indicative of future price performance.

Item 6.	Selected Consolidated Financial Data

BIOGEN IDEC INC. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
(In millions, except per share amounts)	(8) (9) (10) (11)	(5) (6) (7)	(4)	(2) (3)	(1)

Results of Operations
Product revenues	$3,470.1	$3,152.9	$2,839.7	$2,136.8	$1,781.3
Revenue from unconsolidated joint business	1,077.2	1,094.9	1,128.2	926.1	810.9
Other revenues	169.1	129.5	129.6	108.7	90.8

Total revenues	4,716.4	4,377.3	4,097.5	3,171.6	2,683.0

Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	400.3	382.1	402.0	335.2	274.4
Research and development	1,248.6	1,283.1	1,072.1	925.2	718.4
Selling, general and administrative	1,031.5	911.0	925.3	776.1	685.1
Collaboration profit sharing	258.1	215.9	136.0	14.1	(9.7)
Amortization of acquired intangible assets	208.9	289.8	332.7	257.5	267.0
Restructuring charge	75.2	—	—	—	—
Acquired in process research and development	245.0	—	25.0	84.2	330.5
Facility impairments and gain on dispositions, net	—	—	(9.2)	(0.4)	(16.5)
Gain on settlement of license agreements, net	—	—	—	—	(6.1)

Total costs and expenses	3,467.5	3,081.9	2,883.9	2,391.8	2,243.0

Income from operations	1,248.9	1,295.4	1,213.6	779.8	440.0
Other income (expense), net	(19.0)	37.3	(57.7)	72.4	58.9

Income before income tax expense and cumulative effect of accounting change	1,229.9	1,332.7	1,155.9	852.2	498.9
Income tax expense	331.3	355.6	365.8	272.4	278.4
Cumulative effect of accounting change, net of income tax	—	—	—	—	3.8

Net income	898.6	977.1	790.1	579.8	224.3
Net income (loss) attributable to noncontrolling interest, net of tax	(106.7)	6.9	6.9	(58.4)	6.8

Net income attributable to Biogen Idec Inc.	$1,005.3	$970.1	$783.2	$638.2	$217.5

Diluted earnings per share
Income before cumulative effect of accounting change	$3.94	$3.35	$2.65	$1.99	$0.62
Cumulative effect of accounting change, net of income tax	—	—	—	—	0.01

Diluted earnings per share	$3.94	$3.35	$2.65	$1.99	$0.63

Weighted-average shares used in calculating diluted earnings per share	254.9	289.5	295.0	320.2	345.3

Financial Condition
Cash, cash equivalents and marketable securities	$1,950.8	$2,457.8	$2,262.8	$2,115.8	$2,314.9
Total assets	$8,092.5	$8,551.9	$8,479.0	$8,628.8	$8,552.8
Notes payable and line of credit, less current portion	$1,066.4	$1,080.2	$1,085.4	$51.8	$96.7
Total Biogen Idec Inc. shareholders’ equity	$5,449.4	$6,221.5	$5,806.1	$5,534.3	$7,149.8

In addition to the following notes, the financial data included within the tables above should be read in conjunction with our consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this report and our previously filed Forms 10-K. Certain totals may not sum due to rounding.

(1)	Included in total cost and expenses in 2006 is a charge of $207.4 million for in process research and development from the acquisition of Fumapharm AG, a net gain of $6.1 million on the settlement of license agreements associated with Fumapharm AG and Fumedica GmbH and a charge of $123.1 million for in process research and development related to the acquisition of Conforma Therapeutics, Inc.

(2)	Included in total cost and expenses in 2007 is a charge of $18.4 million for in process research and development related to the acquisition of Syntonix Pharmaceuticals Inc. and $64.3 million related to our collaborations with Cardiokine Biopharma LLC and Neurimmune SubOne AG, which we consolidated as we determined that we were the primary beneficiary of these relationships. The $64.3 million was offset by an equal amount of noncontrolling interest, resulting in no net impact to the results of our operations.

(3)	In July 2007, we purchased approximately 56.4 million shares of our common stock pursuant to a tender offer. We funded the transaction through existing cash and cash equivalents of $1,490.5 million and a short term loan of $1,500.0 million.

(4)	Included in total cost and expenses in 2008 is $25.0 million for in process research and development related to a milestone payment made to the former shareholders of Conforma Therapeutics pursuant to the terms of our acquisition of Conforma Therapeutics in 2006.

(5)	Total cost and expenses in 2009 includes the $110.0 million upfront payment made to Acorda Therapeutics, Inc. pursuant to our June 30, 2009 collaboration and license agreement to develop and commercialize products containing fampridine in markets outside the U.S.

(6)	Changes in tax law in certain state jurisdictions in which we operate and the resolution of multiple federal, state and foreign tax audits, including the effective settlement of several uncertain tax positions resulted in a $58.3 million reduction to our 2009 income tax expense.

(7)	In 2009, we repurchased 16.0 million shares of our common stock at a cost of $751.2 million under our 2006 and 2009 share repurchase programs.

(8)	Included in total cost and expenses in 2010 is a charge to acquired in process research and development of $40.0 million related to the achievement of a milestone by Biogen Idec Hemophilia, Inc. (formerly Syntonix Pharmaceuticals, Inc.).

(9)	Included in total cost and expenses in 2010 is a charge to acquired in process research and development of $205.0 million incurred in connection with the license agreement entered into with Knopp Neurosciences Inc. (Knopp), which we consolidated as we determined that we are the primary beneficiary of the entity. The $205.0 million charge was partially offset by an attribution of $145.0 million to the noncontrolling interest.

(10)	Net income attributable to noncontrolling interest also includes a charge of $25.0 million related to the payment made in 2010 to Cardiokine Biopharma LLC pursuant to the termination of our lixivaptan collaboration.

(11)	During 2010, we repurchased approximately 40.3 million shares at a cost of approximately $2.1 billion under our 2010 and 2009 share repurchase authorizations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and related notes beginning on page F-1 of this report.

Executive Summary

Introduction

Biogen Idec is a global biotechnology company focused on discovering, developing, manufacturing and marketing products for the treatment of neurological disorders and other serious diseases. We have four marketed products: AVONEX, TYSABRI, RITUXAN and FUMADERM. Patients worldwide benefit from our significant products used for the treatment of multiple sclerosis (MS), non-Hodgkin’s lymphoma (NHL), rheumatoid arthritis (RA), Crohn’s disease, chronic lymphocytic leukemia (CLL) and psoriasis.

In the near term, our current and future revenues are dependent upon continued sales of our three principal products, AVONEX, RITUXAN and TYSABRI. In the longer term, our revenue growth will be dependent upon the successful pursuit of external business development opportunities and clinical development, regulatory approval and launch of new commercial products as well as upon our ability to protect our patents related to our marketed products and assets originating from our research and development efforts. As part of our ongoing research and development efforts, we have devoted significant resources to conducting clinical studies to advance the development of new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their labels.

On November 3, 2010, we announced a number of strategic, operational and organizational initiatives, which are described below under the heading “Restructuring Charges.” We expect to incur charges totaling approximately $110.0 million associated with the implementation of these initiatives, which are anticipated to be substantially completed by the end of 2011.

Financial Highlights

The following table is a summary of financial results achieved:

	For the Years Ended		% Change
	December 31,		2010
	2010	2009	Compared
(In millions, except per share amounts and percentages)	(1) (2)	(3)	to 2009

Total revenues	$4,716.4	$4,377.3	7.7%
Income from operations	$1,248.9	$1,295.4	(3.6)%
Net income attributable to Biogen Idec Inc.	$1,005.3	$970.1	3.6%
Diluted earnings per share attributable to Biogen Idec Inc	$3.94	$3.35	17.6%

(1)	Income from operations for 2010 was reduced by approximately $40.0 million related to the achievement of a milestone by Biogen Idec Hemophilia, Inc. (formerly Syntonix Pharmaceuticals, Inc.) and a $205.0 million charge incurred in connection with the collaboration and license agreement entered into with Knopp Neurosciences Inc. (Knopp), which we consolidated as we determined that we were the primary beneficiary of this relationship. The $205.0 million was partially offset by an attribution of $145.0 million to the noncontrolling interest. Net income attributable to noncontrolling interest also includes a charge of $25.0 million related to the payment made in 2010 to Cardiokine Biopharma LLC (Cardiokine) pursuant to the termination of our lixivaptan collaboration.

(2)	Income from operations, as well as net income attributable to Biogen Idec Inc. for 2010, were reduced by the $75.2 million restructuring charge recognized during the fourth quarter of 2010.

(3)	Income from operations for 2009 was reduced by the $110.0 million upfront payment made to Acorda Therapeutics, Inc. related to our collaboration and license agreement dated June 30, 2009.

As described below under “Results of Operations,” our operating results for the year ended December 31, 2010, reflect the following:

•	Worldwide AVONEX revenues totaled $2,518.4 million for 2010, representing an increase of 8.4% over 2009.

•	Our share of TYSABRI revenues totaled $900.2 million for 2010, representing an increase of 16.0% over 2009.

•	Our share of RITUXAN revenues totaled $1,077.2 million for 2010, representing a decrease of 1.6% from 2009. This decrease was primarily driven by royalty expirations in our rest of world markets. Our share of revenue on sales of RITUXAN in the rest of world decreased 33.2% or $84.8 million from 2009. Our share of co-promotion profits in the U.S. increased 9.6% or $74.4 million over 2009. Selling and development expenses incurred by us and reimbursed by Genentech, which are also included within our total unconsolidated joint business revenues, decreased 11.1% to $58.3 million from the prior year comparative period.

•	Total cost and expenses increased 12.5% for 2010, compared to 2009. This increase was primarily driven by the $245.0 million IPR&D charge and the $75.2 million restructuring charges recognized in 2010 as well as a 13.2% increase in selling, general and administrative costs and a 19.5% increase in collaboration profit sharing expense due to TYSABRI revenue growth, offset by a 27.9% decrease in amortization of acquired intangible assets.

In addition, we generated $1,624.7 million of net cash flows from operations for 2010, which were primarily driven by earnings. Cash and cash equivalents and marketable securities totaled approximately $1,950.8 million as of December 31, 2010.

In 2010, we repurchased approximately 40.3 million shares at a cost of approximately $2.1 billion under our 2010 and 2009 share repurchase authorizations. We retired all of these shares as they were acquired. Our 2010 and 2009 share repurchase programs were completed during the third and first quarters of 2010, respectively.

Business Development Highlights

•	In December 2010, we completed our acquisition of Panima Pharmaceuticals AG (Panima), an affiliate of Neurimmune AG. The purchase price is comprised of a $32.5 million cash payment, plus contingent consideration in the form of development milestones of up to $395.0 million in cash. Panima is involved in the discovery of antibodies designed to treat neurological disorders. For a more detailed description of this transaction, please read Note 2, Acquisitions to our consolidated financial statements included in this report.

•	In October 2010, we amended our collaboration agreement with Genentech with regard to the development of ocrelizumab and agreed to terms for the development of GA101. Under the terms of the amended agreement, Genentech is responsible for the further development and commercialization of ocrelizumab and funding future costs. We will receive tiered royalties between 13.5% and 24% on U.S. sales of ocrelizumab. Commercialization of ocrelizumab will not impact our percentage of the co-promotion profits for RITUXAN. In addition, we will pay 35% of the development and commercialization expenses of GA101 and will receive between 35% and 39% of the profits of GA101 based upon the achievement of certain sales milestones. Commercialization of GA101 will impact our percentage of the co-promotion profits for RITUXAN. This amendment did not have an impact on our share of the co-promotion operating profits of RITUXAN in 2010. For a more detailed description of this collaboration, please read Note 19, Collaborations to our consolidated financial statements included in this report.

•	In August 2010, we entered into a license agreement with Knopp Neurosciences, Inc. (Knopp), for the development, manufacture and commercialization of dexpramipexole, an orally administered small molecule in clinical development for the treatment of amyotrophic lateral sclerosis (ALS). Under the terms of the license agreement we made a $26.4 million upfront payment and agreed to pay Knopp up to an additional $265.0 million in development and sales-based milestone payments, as well as royalties on future commercial sales. For a more detailed description of this transaction, please read Note 18, Investments in Variable Interest Entities to our consolidated financial statements included in this report.

Business Environment

We conduct our business primarily within the biotechnology and pharmaceutical industries, which are highly competitive. Many of our competitors are working to develop products similar to those we are developing or already market. We may also face increased competitive pressures as a result of the emergence of biosimilars. In the U.S., AVONEX, RITUXAN and TYSABRI are licensed under the Public Health Service Act (PHSA) as biological products. In March 2010, U.S. healthcare reform legislation amended the PHSA to authorize the FDA to approve biological products, known as biosimilars or follow-on biologics, that are shown to be highly similar to previously approved biological products based upon potentially abbreviated data packages.

In addition, the recently enacted U.S. healthcare reform legislation contained additional provisions, including cost containment measures. We have encountered similar efforts to reform health care coverage and costs in other countries in which we operate. Moreover, the economic environment in Europe has become increasingly challenging. Many of the countries in which we operate are also seeking to reduce their public expenditures in light of the recent global economic downturn. The deterioration of the credit and economic conditions in certain countries in Europe has delayed reimbursement for our products and led to additional austerity measures aimed at reducing healthcare costs. Global efforts to reduce healthcare costs continue to exert pressure on product pricing and have negatively impacted our revenues and results of operations. For additional information about certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” section of this report.

Results of Operations

Revenues

Revenues are summarized as follows:

				% Change
	For the Years Ended			2010	2009
	December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

Product revenue
United States	$1,744.4	$1,638.0	$1,472.9	6.5%	11.2%
Rest of world	1,725.7	1,514.9	1,366.8	13.9%	10.8%

Total product revenues	3,470.1	3,152.9	2,839.7	10.1%	11.0%
Unconsolidated joint business	1,077.2	1,094.9	1,128.2	(1.6)%	(3.0)%
Other revenues	169.1	129.5	129.6	30.6%	(0.1)%

Total revenues	$4,716.4	$4,377.3	$4,097.5	7.7%	6.8%

Product Revenues

Product revenues are summarized as follows:

				% Change
	For the Years Ended			2010	2009
	December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

AVONEX	$2,518.4	$2,322.9	$2,202.6	8.4%	5.5%
TYSABRI	900.2	776.0	588.6	16.0%	31.8%
Other	51.5	54.0	48.5	(4.6)%	11.3%

Total product revenues	$3,470.1	$3,152.9	$2,839.7	10.1%	11.0%

AVONEX

Revenues from AVONEX are summarized as follows:

				% Change
				2010	2009
	For the Years Ended December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

United States	$1,491.6	$1,406.2	$1,276.5	6.1%	10.2%
Rest of world	1,026.8	916.7	926.1	12.0%	(1.0)%

Total AVONEX revenues	$2,518.4	$2,322.9	$2,202.6	8.4%	5.5%

For 2010 compared to 2009, as well as for 2009 compared to 2008, the increase in U.S. AVONEX revenue was due to price increases offset by decreased commercial demand. Decreased commercial demand resulted in declines of approximately 6% and 8% in U.S. AVONEX unit sales volume for 2010 and 2009, respectively, from the prior year comparative periods. Our 2010 U.S. AVONEX revenue was also negatively impacted by reserves established for rebates and allowances related to the newly enacted healthcare reform legislation in the U.S. In addition, we continued to experience higher participation in our Access Program, which provides free product to eligible patients for both the 2010 and 2009 comparative periods.

For 2010 compared to 2009, the increase in rest of world AVONEX revenue was due to increased commercial demand offset by price decreases in some countries and the negative impact of foreign currency exchange rates resulting from the relative strengthening of the U.S. dollar against relevant foreign currencies, primarily the Euro. For 2009 compared to 2008, the decrease in rest of world AVONEX revenue was primarily due to the negative impact of foreign exchange rate changes, offset by increased commercial demand and price increases in some countries. Increased commercial demand resulted in increases of approximately 6% in rest of world AVONEX sales volume for 2010 and 2009 in both periods.

AVONEX rest of world revenues for 2010 also include gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaling $35.0 million, compared to losses recognized of $39.5 million and $8.5 million for 2009 and 2008, respectively.

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

TYSABRI

We collaborate with Elan Pharma International, Ltd (Elan) an affiliate of Elan Corporation, plc, on the development and commercialization of TYSABRI. For a more detailed description of this collaboration, please read Note 19, Collaborations to our consolidated financial statements included in this report.

Revenues from TYSABRI are summarized as follows:

				% Change
				2010	2009
	For the Years Ended December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

United States	$252.8	$231.8	$196.4	9.1%	18.0%
Rest of world	647.4	544.2	392.2	19.0%	38.8%

Total TYSABRI revenues	$900.2	$776.0	$588.6	16.0%	31.8%

For 2010 compared to 2009, as well as for 2009 compared to 2008, the increase in U.S. TYSABRI revenue was due to increased commercial demand. Increased commercial demand resulted in increases of approximately 10%

and 16% in U.S. TYSABRI unit sales volume for 2010 and 2009, respectively, over the prior year comparative periods. For 2010 compared to 2009, the increase was also due to price increases. This increase was offset by the impact of the sale of previously written-down TYSABRI inventory, which became saleable following the approval of our higher-yielding manufacturing process. As our sales price to Elan in the U.S. is set to effect an approximate equal sharing of the gross margin with Elan plus reimbursement for our cost of goods sold, the distribution of this specific inventory reduced our cost of sales, which reduced the price per unit we charged to Elan and reduced our revenues by $7.5 million compared to 2009. This inventory was fully utilized during 2010.

Net sales of TYSABRI from our collaboration partner, Elan, to third-party customers in the U.S. for 2010, 2009 and 2008 totaled $593.1 million, $508.5 million and $421.6 million, respectively.

For 2010 compared to 2009, as well as for 2009 compared to 2008, the increase in rest of world TYSABRI revenue was due to increased commercial demand of TYSABRI in our rest of world markets offset by the negative impact of foreign currency exchange rates resulting from the relative strengthening of the U.S. dollar against relevant foreign currencies, primarily the Euro. For 2010 compared to 2009, the increase in rest of world TYSABRI revenue was partially offset by price decreases in some countries. Increased commercial demand resulted in increases of 23% and 49% in rest of world TYSABRI sales volume for 2010 and 2009, respectively, over the prior year comparative periods.

TYSABRI rest of world revenues for 2010 also include gains recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaling $10.7 million, compared to losses recognized of $10.1 million for 2009. No such losses were recognized in 2008 as we did not designate hedges against TYSABRI rest of world revenues in that period.

The prescribing information for TYSABRI contains significant safety warnings, including:

•	TYSABRI increases the risk of developing progressive multifocal leukoencephalopathy (PML), a serious brain infection.

•	The risk of PML is increased in patients who have been treated with an immunosuppressant prior to receiving TYSABRI.

•	The risk of developing PML increases with longer treatment duration, with limited experience beyond three years.

•	Immune Reconstitution Inflammatory Syndrome (IRIS) may occur in patients who developed PML and subsequently discontinued TYSABRI.

These safety warnings, and any future safety-related label changes, may limit the growth of TYSABRI unit sales. We continue to research and develop protocols and therapies that may reduce risk and improve outcomes of PML in patients. For example, our efforts have included working to identify patient or viral characteristics which contribute to the risk of developing PML, including the presence of asymptomatic JC virus infection with an assay to detect an immune response against the JC virus. We have initiated two clinical studies in the U.S., known as STRATIFY-1 and STRATIFY-2, that collectively, are intended to define the prevalence of serum JC virus antibody in patients with relapsing MS receiving or considering treatment with TYSABRI and to evaluate the potential to stratify patients into lower or higher risk for developing PML based on antibody status. Our efforts to stratify patients into lower or higher risk for developing PML, and other ongoing or future clinical trials involving TYSABRI may have a negative impact on prescribing behavior in at least the short term which may result in decreased product revenues from sales of TYSABRI.

We also expect TYSABRI to face increasing competition in the MS marketplace in both the U.S. and rest of world. A number of companies, including us, are working to develop products to treat MS that may compete with TYSABRI now and in the future, including oral and other alternative formulations. In addition, the commercialization of our other pipeline product candidates may negatively impact future sales of TYSABRI. Increased competition may also lead to reduced unit sales of TYSABRI, as well as increasing price pressure.

We have initiated the five year renewal process for TYSABRI’s marketing authorization in the E.U. This marketing authorization review by E.U. regulators, in addition to ongoing label discussions with U.S. regulators, includes assessment of the criteria for confirming PML diagnosis, the number of PML cases, the incidence of PML in TYSABRI patients, the risk factors for PML, as well as an overall assessment of TYSABRI’s benefit-risk profile. Our interactions with E.U. and U.S. regulators could result in modifications to the respective labels or other restrictions for TYSABRI. Upon completion of the assessment of the TYSABRI renewal in the E.U. the marketing authorization is expected to be valid for either an unlimited period or for an additional five year term.

Other Product Revenues

Other product revenues primarily consist of revenues derived from sales of FUMADERM and are summarized as follows:

				% Change
				2010	2009
	For the Years Ended December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

FUMADERM	$51.2	$49.6	$43.4	3.2%	14.3%
Other	$0.3	$4.4	$5.1	(93.2)%	(13.7)%

Total other product revenues	$51.5	$54.0	$48.5	(4.6)%	11.3%

Unconsolidated Joint Business Revenues

We collaborate with Genentech on the development and commercialization of RITUXAN. On October 19, 2010, we and Genentech amended and restated our Amended and Restated Collaboration Agreement dated June 19, 2003 with regard to the development of ocrelizumab, a humanized anti-CD20 antibody, and agreed to terms for the development of GA101, a next-generation anti-CD20 antibody. This amendment did not have an impact on our share of the co-promotion operating profits recognized for RITUXAN in 2010. For a more detailed description of this collaboration and additional information regarding the pretax co-promotion profit sharing formula for RITUXAN and its impact on future unconsolidated joint business revenues, please read Note 19, Collaborations to our consolidated financial statements included in this report.

In the fourth quarter of 2010, as part of our recent restructuring initiative, which is described below under the heading “Restructuring Charge,” we reached an agreement with Genentech to eliminate our RITUXAN oncology and rheumatology sales force, with Genentech assuming the sole responsibility for the U.S. sales and marketing efforts related to RITUXAN. We believe that centralizing the sales force will enhance the sales effectiveness and profitability of our collaboration for the sale of RITUXAN in the U.S. As a result of this change, we expect that the amount of reimbursement for selling and development expense in the U.S. to decrease in future periods to a negligible amount. For 2010, 2009, and 2008, we were reimbursed $58.3 million, $65.6 million and $59.7 million, respectively, primarily for sales and marketing activities performed in support of RITUXAN.

Revenues from unconsolidated joint business are summarized as follows:

				% Change
	For the Years Ended			2010	2009
	December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

Biogen Idec’s share of co-promotion profits in the U.S.	$848.0	$773.6	$733.5	9.6%	5.5%
Reimbursement of selling and development expenses in the U.S.	58.3	65.6	59.7	(11.1)%	9.9%
Revenue on sales of RITUXAN in the rest of world	170.9	255.7	335.0	(33.2)%	(23.7)%

Total unconsolidated joint business revenues	$1,077.2	$1,094.9	$1,128.2	(1.6)%	(3.0)%

Biogen Idec’s Share of Co-Promotion Profits in the U.S.

The following table provides a summary of amounts comprising our share of co-promotion profits in the U.S.:

				% Change
				2010	2009
	For the Years Ended December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

Product revenues, net	$2,759.2	$2,665.5	$2,587.4	3.5%	3.0%
Costs and expenses	626.8	724.1	741.0	(13.4)%	(2.3)%

Co-promotion profits in the U.S.	$2,132.4	$1,941.4	$1,846.4	9.8%	5.1%

Biogen Idec’s share of co-promotion profits in the U.S.	$848.0	$773.6	$733.5	9.6%	5.5%

For 2010 compared to 2009, as well as for 2009 compared to 2008, the increase in U.S. RITUXAN product revenues was primarily due to price increases and an increase in commercial demand, which resulted in an increase in unit sales volume of approximately 2%. For 2009 compared to 2008, the increase in U.S. RITUXAN product revenue was primarily due to price increases offset by a decrease in commercial demand of approximately 1%.

For 2010 compared to 2009, as well as for 2009 compared to 2008, the decrease in collaboration costs and expenses primarily resulted from a decline in expenditures for the development of RITUXAN for use in other indications. As described below under the heading “Provision for Discounts and Allowances — Healthcare Reform”, beginning in 2011, a new fee will be payable by all prescription drug manufacturers and importers. We estimate that the fee assessed Genentech on qualifying sales of RITUXAN will result in a reduction of our share of pre-tax co-promotion profits in the U.S. of approximately $15.0 million in 2011.

Under our collaboration agreement, our current pretax co-promotion profit-sharing formula, which resets annually, provides for a 40% share of co-promotion profits if co-promotion operating profits exceed $50.0 million. For 2010, 2009 and 2008, the 40% threshold was met during the first quarter.

Reimbursement of Selling and Development Expense in the U.S.

As discussed in Note 19, Collaborations to our consolidated financial statements included in this report, Genentech incurs the majority of continuing development costs for RITUXAN. Expenses incurred by Genentech in the development of RITUXAN are not recorded as research and development expense, but rather reduce our share of co-promotion profits recorded as a component of unconsolidated joint business revenue. For 2010 compared to 2009, the decrease in selling and development expenses incurred by us in the U.S. and reimbursed by Genentech was primarily the result of the elimination of our RITUXAN oncology and rheumatology sales force in the fourth quarter 2010. For 2009 compared to 2008, the increase in selling and development expenses incurred by us in the U.S. and reimbursed by Genentech was primarily the result of our increased sales and marketing activities in support of RITUXAN.

Revenue on Sales of RITUXAN in the Rest of World

Revenue on sales of RITUXAN in the rest of world consists of our share of pretax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada. For 2010 compared to 2009, as well as for 2009 compared to 2008, revenues on sales of RITUXAN in the rest of world continue to decline due to royalty expirations in certain of our rest of world markets. The royalty period for sales in the rest of world with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. Specifically, the royalty periods with respect to sales in France, Spain, Germany and the United Kingdom expired in 2009. The royalty period with respect to sales in Italy expired in 2010. The royalty periods for substantially all of the remaining royalty-bearing sales of RITUXAN in the rest of the world will expire through 2012. As a result of these expirations, we expect royalty revenues derived from sales of RITUXAN in the rest of world to continue to decline in future periods. The decreases experienced during 2010 were offset by a payment from Genentech totaling $21.3 million representing a cumulative underpayment of royalties owed to us on sales of RITUXAN in the rest of world.

Other Revenues

Other revenues are summarized as follows:

				% Change
	For the Years Ended			2010	2009
	December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

Royalty revenues	$137.4	$124.4	$116.2	10.5%	7.1%
Corporate partner revenues	31.7	5.1	13.4	521.6%	(61.9)%

Total other revenues	$169.1	$129.5	$129.6	30.6%	(0.1)%

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

For 2010 compared to 2009, as well as for 2009 compared to 2008, the increase in royalty revenues was primarily driven by increased sales of ANGIOMAX (bivalirudin) licensed to The Medicines Company (TMC). The increase for 2009 compared to 2008 was offset by a decline in royalties from sales of other licensed products and the expiration of certain contracts and license agreements.

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

Under the terms of our agreement, TMC is obligated to pay us royalties earned, on a country-by-country basis, until the later of (1) twelve years from the date of the first commercial sale of ANGIOMAX in such country or (2) the date upon which the product is no longer covered by a patent in such country. The annual royalty rate is reduced by a specified percentage in any country where the product is no longer covered by a patent and where sales have been reduced to a certain volume-based market share. TMC began selling ANGIOMAX in the U.S. in January 2001. The principal U.S. patent that covers ANGIOMAX was due to expire in March 2010 and TMC applied for an extension of the term of this patent. Initially, the U.S. Patent and Trademark Office (PTO) rejected TMC’s application because in its view the application was not timely filed. TMC sued the PTO in federal district court seeking to extend the term of the principal U.S. patent to December 2014. On August 3, 2010, the federal district court ordered the PTO to deem the application as timely filed. The PTO did not appeal the order, but a generic manufacturer is seeking the right to intervene and file an appeal. The PTO has granted an interim extension of the patent term until August 13, 2011. In the event that TMC is unsuccessful in obtaining a patent term extension thereafter and third parties sell products comparable to ANGIOMAX, we would expect a significant decrease in royalty revenues due to increased competition, which may impact sales and result in lower royalty tiered rates.

Corporate Partner Revenues

We have also sold or exclusively licensed to third parties rights to certain products previously included within our product line. Royalty or supply agreement revenues received based upon those products are recorded as corporate partner revenue. Amounts recorded as corporate partner revenue also include amounts earned upon delivery of product under contract manufacturing agreements.

For 2010 compared to 2009, the increase in corporate partner revenues was primarily due to amounts earned under the terms of our 2006 contract manufacturing agreement with Astellas Pharma US, Inc. for the supply of

AMEVIVE. For 2009 compared to 2008, the decrease in corporate partner revenues was primarily due to milestone and royalty payments received in 2008 totaling $7.0 million related to ZEVALIN.

Provisions for Discounts and Allowances

Revenues from product sales are recorded net of applicable allowances for trade term discounts, wholesaler incentives, Medicaid rebates, Veterans Administration (VA) and Public Health Service (PHS) discounts, managed care rebates, product returns, and other applicable allowances. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

				% Change
	For the Years Ended			2010	2009
	December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

Discounts	$77.9	$74.0	$67.1	5.3%	10.3%
Contractual adjustments	282.6	192.5	149.0	46.8%	29.2%
Returns	14.3	16.6	12.2	(13.9)%	36.1%

Total allowances	$374.8	$283.1	$228.3	32.4%	24.0%

Gross product revenues	$3,844.9	$3,436.0	$3,068.0	11.9%	12.0%

Percent of gross product revenues	9.7%	8.2%	7.4%	18.3%	10.8%

Discount reserves include trade term discounts and wholesaler incentives. For 2010 compared to 2009, as well as for 2009 compared to 2008, the increase in discounts was primarily driven by increases in trade term discounts and wholesaler incentives as a result of price increases and increased sales.

Contractual adjustment reserves relate to Medicaid and managed care rebates, VA and PHS discounts and other applicable allowances. For 2010 compared to 2009, as well as for 2009 compared to 2008, the increase in contractual adjustments was due to the impact of higher reserves for managed care and Medicaid and VA programs primarily associated with price increases in the U.S. For 2010 compared to 2009, the increase in contractual adjustments was also due to the impact of higher contractual rebates and discounts resulting from U.S. healthcare reform legislation passed in March 2010, as further discussed below.

Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. We also accept returns from our patients for various reasons. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. For 2010 compared to 2009, as well as for 2009 compared to 2008, return reserves remained relatively unchanged.

Healthcare Reform

In 2010, healthcare reform legislation was enacted in the U.S. This legislation contains several provisions that affect our business. Although many provisions of the new legislation do not take effect immediately, several provisions became effective in 2010. These include (1) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on our branded prescription drugs; (2) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (3) the expansion of the 340B PHS drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers.

Beginning in 2011, the new law also requires drug manufacturers to provide a 50% discount to Medicare beneficiaries whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap (i.e., the “donut hole”). Also, in 2011, a new fee will be payable by all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to qualifying U.S. government programs (such as Medicare, Medicaid and VA and PHS discount programs). As defined by the Act, “branded prescription drug sales” exclude the sales of any drug or biologic for which an orphan drug tax credit was allowed and was not subsequently approved for a non-orphan indication. As AVONEX has no other labeled indications, other than that for which it received its orphan designation, we believe that AVONEX sales are considered exempt from the fee. We estimate that the fee assessed to Genentech on qualifying sales of RITUXAN will result in a reduction of our share of pre-tax co-promotion profits in the U.S. of approximately $15.0 million in 2011. We will reflect our share of the fee assessed to Elan on qualifying sales of TYSABRI as selling, general and administrative expense, which we do not expect to be significant based on expected sales for qualifying U.S. government programs.

This new legislation contains a number of provisions that affect existing government programs and has required the creation of new programs, policies and processes, many of which remain under development and have not been fully implemented. For example, we do not yet fully know the extent of additional entities eligible to participate under the 340B program or when and how discounts will be provided to these entities. In addition, in November 2010, the Centers for Medicare and Medicaid Services (CMS) amended and then withdrew current regulations governing calculation of Average Manufacture Price; however, no replacement regulations have been proposed. Accordingly, our discounts and allowances are based on several assumptions about the implementation of this legislation. Actual results may differ from our estimates.

In addition, we anticipate that many countries outside the U.S. will continue to implement austerity measures including efforts aimed at reducing healthcare costs as these countries attempt to manage increasing healthcare expenditures, especially in light of the global economic downturn and the deterioration of the credit and economic conditions in certain countries in Europe. For example, certain governments of countries in which we operate have already implemented or may implement measures to reduce or control healthcare costs that, among other things, include imposed price reductions, suspensions on pricing increases on pharmaceuticals, increased mandatory discounts and rebates or seek recoveries of past price increases. Certain measures already implemented have negatively impacted our revenues. Our revenues and results of operations will be further negatively impacted if these, similar or more extensive measures continue to be implemented.

Cost and Expenses

A summary of total cost and expenses is as follows:

				% Change
	For the Years Ended			2010	2009
	December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

Cost of sales, excluding amortization of acquired intangible assets	$400.3	$382.1	$402.0	4.8%	(5.0)%
Research and development	1,248.6	1,283.1	1,072.1	(2.7)%	19.7%
Selling, general and administrative	1,031.5	911.0	925.3	13.2%	(1.5)%
Collaboration profit sharing	258.1	215.9	136.0	19.5%	58.8%
Amortization of acquired intangible assets	208.9	289.8	332.7	(27.9)%	(12.9)%
Restructuring charge	75.2	—	—	**	**
Acquired in process research and development	245.0	—	25.0	**	(100.0)%
Gain on dispositions, net	—	—	(9.2)	**	(100.0)%

Total cost and expenses	$3,467.5	$3,081.9	$2,883.9	12.5%	6.9%

Cost of Sales, Excluding Amortization of Acquired Intangible Assets (Cost of Sales)

				% Change
	For the Years Ended			2010	2009
	December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

Cost of sales, excluding amortization of acquired intangible assets	$400.3	$382.1	$402.0	4.8%	(5.0)%

For 2010 compared to 2009, the increase in cost of sales was primarily due to higher unit sales volume. The increase for the comparative period was also driven by a $5.7 million increase in costs associated with contract manufacturing activity for the supply of AMEVIVE as well as $6.7 million of period expense incurred related to the shutdown for capital upgrades of our manufacturing facility in Research Triangle Park, North Carolina. This comparative increase was offset by the sale of previously written-down TYSABRI inventory, which became saleable following approval of our new higher-yielding manufacturing process. The distribution of this inventory, which was fully utilized during 2010, reduced our cost of sales by $11.4 million compared to 2009. In addition, the sale of inventory produced under our new high-titer production process reduced our cost of sales by $8.4 million compared to 2009.

For 2009 compared to 2008, the decrease in cost of sales was primarily due to a $12.9 million decrease in write-downs from unmarketable inventory, a $10.9 million decrease in production costs due to the implementation of a new high-titer production process which produces higher yields of TYSABRI and an $8.8 million decrease in royalty payments on sales of licensed product due mainly to the expiration of certain contracts and license agreements. These decreases were offset by a $17.0 million increase in costs associated with higher TYSABRI unit sales volume. In addition, during 2008 we also incurred a $4.3 million period expense related to the shutdown of our manufacturing facility in Research Triangle Park, North Carolina for the implementation of the high-titer production process upgrades.

We expect an increase in total cost of sales for 2011, as a result of an increase in expected contract manufacturing activity and increased production costs.

Write-downs from Unmarketable Inventory

Our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. Periodically, certain batches or units of product may no longer meet quality specifications or may expire. The expiry associated with our inventory is generally between 6 months and 5 years, depending on the product. Obsolescence due to expiration has historically been insignificant.

Amounts written down related to unmarketable inventory are charged to cost of sales, and totaled $11.8 million, $16.9 million and $29.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Research and Development

				% Change
	For the Years Ended			2010	2009
	December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

Research and development	$1,248.6	$1,283.1	$1,072.1	(2.7)%	19.7%

For 2010 compared to 2009, research and development expense decreased by $34.5 million. Our research and development spend in 2010 included a $26.4 million upfront payment made to Knopp under a license agreement, increased clinical activity for our daclizumab, PEGylated interferon beta-1a, Neublastin, Factor VIII and Factor IX programs, and efforts to research and develop protocols that may reduce risk and improve outcomes of PML in patients treated with TYSABRI. In addition, our costs for the Factor VIII and Factor IX programs increased in 2010 following the restructuring of our collaboration agreement with Swedish Orphan Biovitrum, whereby we assumed full development and manufacturing responsibilities for these programs. These increases were offset by a reduction in spending in certain deprioritized programs.

For 2009 compared to 2008, research and development expenses increased by $211.0 million, driven primarily by the $110.0 million upfront payment made to Acorda, as well as a net increase of $100.2 million related to the ramp up of clinical trial activity for certain development stage product candidates including lixivaptan, BG-12, humanized anti-CD20 and ADENTRI. In addition, in 2009, we also initiated registrational trials in our PEGylated interferon program. The aforementioned increases were offset by a reduction of spending across several programs including baminercept in RA, lumiliximab and volociximab.

As part of our recent restructuring initiative, which is described below under the heading “Restructuring Charge,” we are in the process of reducing our overall headcount by approximately 13% and have terminated or are in the process of discontinuing certain research and development programs, including substantially all of our cardiovascular and oncology programs and select programs in neurology and immunology. Our workforce reduction efforts impact all sales, research and development and administrative functions.

We expect total research and development expense in 2011 to be between 22% and 24% of total revenue.

Milestone and Upfront Payments

Milestone and upfront payments to our collaboration partners, included within research and development expense, totaled $68.9 million, $151.5 million and $47.6 million for 2010, 2009 and 2008, respectively. The change for each of the comparative periods was primarily the result of the $110.0 million upfront payment made to Acorda in 2009. The timing of future upfront fees and milestone payments may cause variability in future research and development expense.

Selling, General and Administrative

				% Change
	For the Years Ended			2010	2009
	December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

Selling, general and administrative	$1,031.5	$911.0	$925.3	13.2%	(1.5)%

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, legal and other administrative personnel, outside marketing and legal expenses and other general and administrative costs.

For 2010 compared to 2009, selling, general and administrative expenses increased primarily due to increased sales and marketing activities in support of AVONEX and TYSABRI and increased grant and sponsorship activity. The increase for the comparative periods also includes an incremental charge of approximately $18.6 million recognized in 2010 related to the modification of equity based compensation in accordance with the transition agreement entered into with James C. Mullen, who retired as our President and Chief Executive Officer on June 8, 2010.

For 2009 compared to 2008, the decrease in selling, general and administrative expenses was primarily driven by the positive impact of foreign currency exchange rates and a reduction of expenses reimbursed to Elan for their marketing of TYSABRI for Crohn’s disease in the U.S. These decreases were offset by costs incurred associated with our geographic expansion into new markets.

As part of our recent restructuring initiative, which is described below under the heading “Restructuring Charge,” we are in the process of reducing our overall headcount by approximately 13%. This workforce reduction impacts all sales, research and development and administrative functions.

We expect total selling, general and administrative expense in 2011 to be between 20% and 21% of total revenue.

Collaboration Profit Sharing

				% Change
	For the Years Ended			2010	2009
	December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

Collaboration profit sharing	$258.1	$215.9	$136.0	19.5%	58.7%

For 2010 compared to 2009, as well as for 2009 compared to 2008, the increases in collaboration profit sharing expense were due to the continued increase in TYSABRI rest of world sales resulting in higher rest of world net operating profits to be shared with Elan and resulting in growth in the third-party royalties Elan paid on behalf of the collaboration. For 2010, 2009 and 2008, our collaboration profit sharing expense included $45.5 million, $40.0 million and $28.4 million related to the reimbursement of third-party royalty payments made by Elan. For a more detailed description of this collaboration, please read Note 19, Collaborations to our consolidated financial statements included in this report.

Amortization of Acquired Intangible Assets

				% Change
	For the Years Ended			2010	2009
	December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

Amortization of acquired intangible assets	$208.9	$289.8	$332.7	(27.9)%	(12.9)%

Our most significant intangible asset is the core technology related to our AVONEX product. Our amortization policy reflects our belief that the economic benefit of our core technology is consumed as revenue is generated from our AVONEX product. We refer to this amortization methodology as the economic consumption model, which involves calculating a ratio of actual current period sales to total anticipated sales for the life of the product and applying this ratio to the carrying amount of the intangible asset. An analysis of the anticipated lifetime revenue of AVONEX is performed at least annually during our long range planning cycle, and this analysis serves as the basis for the calculation of our economic consumption amortization model. Although we believe this process has allowed us to reliably determine the best estimate of the pattern in which we will consume the economic benefits of our core technology intangible asset, the model could result in deferring amortization charges to future periods in certain instances, due to continued sales of the product at a nominal level after patent expiration or otherwise. In order to ensure that amortization charges are not unreasonably deferred to future periods, we compare the amount of amortization determined under the economic consumption model against the minimum amount of amortization recalculated each year under the straight-line method and record the higher amount.

We completed our most recent long range planning cycle in the third quarter of 2010. This analysis is based upon certain assumptions that we evaluate on a periodic basis, such as the anticipated product sales of AVONEX and expected impact of competitor products and our own pipeline product candidates, as well as the issuance of new patents or the extension of existing patents. Based upon this analysis, we have continued to amortize this asset on the economic consumption model for the third and fourth quarters of 2010, and expect to apply the same model for the next two quarters. In addition, since we do not currently expect a significant change in the expected lifetime revenue of AVONEX, amortization expected to be recorded in relation to our core intangible asset for the first two quarters of 2011 is anticipated to be comparable to the amounts recorded during the third and fourth quarters of 2010. Amortization of our core intangible asset related to AVONEX totaled $162.4 million, $229.3 million and $271.7  million in 2010, 2009 and 2008, respectively.

For 2009 compared to 2008, amortization recorded for the third and fourth quarters of 2009 decreased significantly from their respective prior year comparative periods. This decrease was driven by the issuance of the AVONEX ’755 Patent in September 2009. The issuance of this patent, expiring in September 2026, resulted in an increase in the total expected lifetime revenue of AVONEX and an extension of the assumed remaining life of our core intangible asset.

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

Restructuring Charge

				% Change
	For the Years Ended			2010	2009
	December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

Restructuring charge	$75.2	$—	$—	**	**

On November 3, 2010, we announced a number of strategic, operational and organizational initiatives designed to provide a framework for the future growth of our business, which are summarized as follows:

•	We intend to focus our business on neurology and leverage our strengths in biologics research, development and manufacturing to pursue select biological therapies where there is a significant unmet need and where the drug candidate has the potential to be highly differentiated. Accordingly, during the fourth quarter of 2010, we began to reallocate resources within our research and development organization to maximize our investment in our highest-potential programs. As a result, we have terminated or are in the process of discontinuing certain research and development programs, including substantially all of our oncology programs (which we are looking to spin out or out-license), our cardiovascular programs and select neurology and immunology programs. In addition, we have substantially reduced our small molecule discovery activities in favor of outsourcing these efforts.

•	We are in the process of vacating the San Diego, California facility and consolidating our Massachusetts facilities.

•	We eliminated our RITUXAN oncology and rheumatology sales force and Genentech, Inc., a wholly-owned member of the Roche Group, has assumed sole responsibility for the U.S. sales and marketing efforts related to RITUXAN.

•	We are in the process of completing a 13% reduction in our workforce and realigning our overall structure to become a more efficient and cost-effective organization. The workforce reduction spans our sales, research and development and administrative functions.

As a result of these initiatives, we expect to realize annual savings of approximately $300.0 million. The substantial majority of the savings will be realized within research and development and selling, general and administrative expense and are expected to be fully realized beginning in the latter half of 2011. These expected savings may be offset to some degree by costs associated with initiatives to grow our business.

We expect to incur total restructuring charges of approximately $110.0 million, comprised of $90.0 million for workforce reduction and $20.0 million for facility consolidation.

We recognized $75.2 million of these charges within our consolidated statement of income during 2010, which are summarized as follows:

For the Year Ended
(In millions)	December 31, 2010

Workforce reduction	$67.2
Facility consolidation	8.0

Total restructuring charges	$75.2

We expect that our restructuring efforts will be substantially completed, and that substantially all of the remaining restructuring charges will be incurred by the end of 2011.

Costs associated with our workforce reduction primarily relate to employee severance and benefits. Facility consolidation costs are primarily comprised of charges associated with the closing of facilities, related lease obligations and additional depreciation recognized when the expected useful lives of certain assets have been shortened due to the consolidation and closing of related facilities and the discontinuation of certain research and development programs.

The following table summarizes the charges and spending related to our restructuring efforts during 2010:

	Workforce	Facility
(In millions)	Reduction	Consolidation	Total

Reserves established	$67.2	$8.0	$75.2
Amounts paid	(6.6)	—	(6.6)
Additional depreciation and other non-cash charges	—	(2.2)	(2.2)

Restructuring reserves at December 31, 2010	$60.6	$5.8	$66.4

We expect that substantially all remaining payments will be made, by the end of 2011.

Acquired In Process Research and Development (IPR&D)

				% Change
	For the Years Ended			2010	2009
	December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

Acquired in process research and development	$245.0	$—	$25.0	**	(100.0)%

In August 2010, we entered into a license agreement with Knopp for the development, manufacture and commercialization of dexpramipexole, an orally administered small molecule in clinical development for the treatment of ALS. As we determined that we are the primary beneficiary of Knopp, we consolidate the results of Knopp and recorded an IPR&D charge of approximately $205.0 million upon initial consolidation. We have attributed approximately $145.0 million of the total IPR&D charge to the noncontrolling interest, representing the noncontrolling interest’s ownership interest in the equity of Knopp. For a more detailed description of this transaction, please read Note 18, Investments in Variable Interest Entities to our consolidated financial statements included in this report.

In connection with our acquisition of Biogen Idec Hemophilia Inc., formerly Syntonix Pharmaceuticals, Inc. (Syntonix), in January 2007, we agreed to make additional future consideration payments based upon the achievement of certain milestone events. One of these milestones was achieved when, in January 2010, we initiated patient enrollment in a registrational trial of Factor IX in hemophilia B. As a result of the achievement of this we paid approximately $40.0 million to the former shareholders of Syntonix.

In 2008, we recorded an IPR&D charge of $25.0 million related to a HSP90-related milestone payment made to the former shareholders of Conforma Therapeutics, Inc. (Conforma) pursuant to the terms of our acquisition of Conforma in 2006.

Other Income (Expense), Net

Components of other income (expense), net, are summarized as follows:

				% Change
	For the Years Ended			2010	2009
	December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

Interest income	$22.3	$48.5	$72.1	(54.0)%	(32.7)%
Interest expense	(36.1)	(35.8)	(52.0)	(0.8)%	31.2%
Impairments of investments	(21.3)	(10.6)	(60.3)	(100.9)%	82.4%
Gain (loss) on sales of investments, net	16.3	22.8	(1.1)	(28.5)%	2172.7%
Foreign exchange gains (losses), net	(3.5)	11.4	(9.8)	(130.7)%	216.3%
Other, net	3.3	1.0	(6.6)	230.0%	114.9%

Total other income (expense), net	$(19.0)	$37.3	$(57.7)	(151.0)%	164.5%

Interest Income

For 2010 compared to 2009, as well as for 2009 compared to 2008, interest income decreased primarily due to lower yields on cash, cash equivalents, and marketable securities. The decrease for 2010 compared to 2009, was also due to lower average cash balances. For 2009 compared to 2008, these decreases were offset by higher average cash balances.

Interest Expense

For 2010 compared to 2009, interest expense remained relatively unchanged. For 2009 compared to 2008, interest expense decreased primarily due to decreased average debt balances. In addition, approximately $5.7 million and $5.4 million was recorded in 2010 and 2009, respectively, as a reduction of interest expense due to the amortization of the deferred gain associated with the termination of an interest rate swap in December 2008.

Capitalized Interest Costs

For 2010, 2009, and 2008, we capitalized interest costs related to construction in progress totaling approximately $28.6 million, $28.5 million and $23.2 million, respectively, which reduced our interest expense by the same amount. Capitalized interest costs are primarily related to the development of our large-scale biologic manufacturing facility in Hillerød, Denmark.

We plan to stop further validation on this facility following completion of facility’s operational qualification activities in the first half of 2011 as we continue to evaluate our current manufacturing utilization strategy. Recent manufacturing improvements have resulted in favorable production yields on TYSABRI, that along with slower than expected TYSABRI growth, have reduced our expected capacity requirements. As a result, we have decided to delay the start of manufacturing activities at this site until additional capacity is required by the business. Accordingly, we expect to cease capitalizing interest in relation to this project at that time.

Impairment on Investments

In 2010, we recognized $21.3 million in charges for the other-than-temporary impairment of our publicly held strategic investments, investments in venture capital funds and investments in privately held companies. The increase over amounts recognized in 2009 was primarily the result of AVEO Pharmaceuticals, Inc., one of our strategic investments, executing an equity offering at a price below our cost basis during the first quarter of 2010.

In 2009, we recognized impairment losses of $7.0 million on our publicly-held strategic investments and non-marketable securities and an additional $3.6 million in charges for the other-than-temporary impairment on our marketable debt securities primarily related to mortgage and asset-backed securities.

In 2008, we recognized impairment losses of $18.6 million on our publicly-held strategic investments and non-marketable securities and an additional $41.7 million in impairment on our marketable debt securities primarily related to mortgage and asset-backed and corporate securities.

We may incur additional impairment charges on these investments in the future.

Income Tax Provision

				% Change
				2010	2009
	For the Years Ended December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

Effective tax rate on pre-tax income	26.9%	26.7%	31.6%	0.7%	(15.5)%
Income tax expense	$331.3	$355.6	$365.8	(6.8)%	(2.8)%

Our effective tax rate fluctuates from year to year due to the nature of our global operations. The factors that most significantly impact our effective tax rate include variability in the allocation of our taxable earnings between multiple jurisdictions, changes in tax laws, acquisitions and licensing transactions.

For 2010 compared to 2009, our effective tax rate was negatively impacted due to the attribution to noncontrolling interest of $145.0 million of the IPR&D charge related to our license agreement with Knopp Neurosciences, Inc. As such, the attributed amount will not generate a tax deduction, causing our tax rate to be unfavorably impacted by 2.8%. The impact of the Knopp transaction was partially offset by a higher percentage of our profits being earned in lower rate international jurisdictions in 2010. This change in the location of our relative profits was caused by the growth of our international operations and lower 2010 domestic earnings as a proportion of total consolidated earnings. For a more detailed description of our transaction with Knopp, please read Note 18, Investments in Variable Interest Entities to our consolidated financial statements included in this report.

During 2010, we also experienced a favorable impact on our effective tax rates due to a statutory increase in the U.S. manufacturers’ tax deduction and an increase in expenditures eligible for our orphan drug credit. In December 2010, an extension of the research and development tax credit was enacted for years 2010 and 2011. Upon enactment, we recognized an income tax benefit of $14.9 million for qualifying expenditures from the full year 2010. In addition, our 2009 effective tax rate was increased by 2.1% as a result of the $110.0 million upfront payment incurred in connection with the collaboration and license agreement entered into with Acorda Therapeutics, Inc. (Acorda) in the second quarter of 2009. Our effective tax rate for 2009 was also favorably impacted by 2.3% for changes in tax law which became effective during the first quarter of 2009 in certain state jurisdictions in which we operate and the favorable resolution of certain federal, state and foreign tax audits. The resolution of these tax audits resulted in a reduction of our reserves for several uncertain tax positions, which had a favorable impact of 2.1% on our 2009 effective tax rate.

Our effective tax rate in 2009 was lower than in 2008 due to the net effect of changes in tax laws and the resolution of certain tax audits discussed above, as well as a higher percentage of our foreign earnings being subject to U.S. income taxation in 2008 partially offset by the effect of the Acorda licensing transaction. The effect of the allocation of earnings was partially offset by certain tax credits and deferred tax assets realized as a result of our 2008 domestic reorganization.

Our 2008 domestic and foreign reorganizations to our corporate structure involved the movement of certain personnel, operations and processes amongst our affiliates. Our effective tax rate will continue to be dependent upon the allocation of our profits amongst jurisdictions and the percentage of our foreign earnings which are subject to taxation in the U.S. We expect our 2011 effective tax rate to be between 26% and 28%.

Noncontrolling Interest

				% Change
				2010	2009
	For the Years Ended December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

Net income (loss) attributable to noncontrolling interests, net of tax	$(106.7)	$6.9	$6.9	(1,639.7)%	0.0%

For 2010 compared to 2009, net income attributable to noncontrolling interests decreased by $113.6 million. This decrease was primarily the result of the attribution of $145.0 million of the $205.0 million IPR&D charge recognized upon consolidation of the Knopp variable interest entity to the noncontrolling interest. This decrease was partially offset by the $25.0 million payment made to Cardiokine upon the termination of our license agreement and an attribution of earnings from our foreign joint ventures.

For 2009 compared to 2008, net income (loss) attributable to noncontrolling interests primarily consisted of the attribution of earnings from our foreign joint ventures, which were relatively consistent in each year.

Market Risk

We conduct business globally. As a result, our international operations are subject to certain opportunities and risks which may affect our results of operations, including volatility in foreign currency exchange rates or weak economic conditions in the foreign market in which we operate.

Foreign Currency Exchange Risk

Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. While the financial results of our global activities are reported in U.S. dollars, the functional currency for most of our foreign subsidiaries is their local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. For example, when the U.S. dollar strengthens against foreign currencies, the relative value of sales made in the respective foreign currencies decreases, conversely, when the U.S. dollar weakens against foreign currencies, the relative amount of such sales in U.S. dollars increases.

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

Pricing Pressure

We operate in certain countries where the economic conditions continue to present significant challenges. Many countries are reducing their public expenditures in light of the global economic downturn and the deterioration of the credit and economic conditions in certain countries in Europe. As a result, we expect to see continued efforts to reduce healthcare costs, particularly in certain of the international markets in which we operate. The implementation of pricing actions varies by country and certain measures already implemented, which include among other things, mandatory price reductions and suspensions on pricing increases on pharmaceuticals, have negatively impacted our revenues. In addition, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may also impair our ability to obtain acceptable prices in existing and potential new markets. We expect that our revenues and results of operations will be further negatively impacted if these, similar or more extensive measures are, or continue to be, implemented in other countries in which we operate.

Credit Risk

We are subject to credit risk from our accounts receivable related to our product sales. The majority of our accounts receivable arise from product sales in the U.S. and Europe with concentrations of credit risk generally limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. Our accounts receivable are primarily due from wholesale distributors, large pharmaceutical companies and public hospitals. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We operate in certain countries where the economic conditions continue to present significant challenges. We continue to monitor these conditions, including the volatility associated with international economies and associated impacts on the relevant financial markets and our business. Our historical write-offs of accounts receivable have not been significant.

Within the European Union, our product sales in Italy, Spain and Portugal continue to be subject to significant payment delays due to government funding and reimbursement practices. The credit and economic conditions within these countries have continued to deteriorate throughout 2010. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries. As of December 31, 2010, our accounts receivable balances in Italy, Spain and Portugal totaled $118.0 million, $100.6 million and $23.3 million, respectively, totaling approximately $241.9 million. Approximately $45.0 million of this amount was outstanding for greater than one year. As of December 31, 2010, we had $50.1 million of receivables that are expected to be collected beyond one year, which are included as a component of investments and other assets within our consolidated balance sheet.

Our concentrations of credit risk related to our accounts receivable from product sales in Greece to date have been limited as our receivables within this market are due from our wholesale distributor, for which related accounts receivable balances as of December 31, 2010, remain current and substantially in compliance with their contractual due dates. As of December 31, 2010 our accounts receivable balances due from our distributor in Greece totaled $3.9 million. However, the majority of our sales by our distributor are to government funded hospitals and as a result our distributor maintains significant outstanding receivables with the government of Greece. Furthermore, the government of Greece has recently required financial support from both the European Union and the International Monetary Fund to avoid defaulting on its debt. In the event that Greece defaults on its debt, and could not pay our distributor, we may be unable to collect some or all of our remaining amounts due from the distributor. The government of Greece may also require pharmaceutical creditors to accept mandatory, retroactive, price deductions in settlement of outstanding receivables and we could be required to repay our distributor a portion of the amounts they have previously remitted to us. The potential impact resulting from such mandatory actions remains uncertain, although delays or changes in the availability of government funding may adversely impact the operations of our distributor. To date, we have not been required to repay such amounts to our distributor or take a discount in settlement of any outstanding receivables and do not intend to do so.

We believe that our allowance for doubtful accounts was adequate as of December 31, 2010; however, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Financial Condition and Liquidity

Our financial condition is summarized as follows:

			% Change
			2010
	As of December 31,		Compared
(In millions, except percentages)	2010	2009	to 2009

Financial assets:
Cash and cash equivalents	$759.6	$581.9	30.5%
Marketable securities — current	448.1	681.8	(34.3)%
Marketable securities — non-current	743.1	1,194.1	(37.8)%

Total financial assets	$1,950.8	$2,457.8	(20.6)%

Borrowings:
Current portion of notes payable, line of credit and other financing arrangements	$137.2	$19.8	594.0%
Notes payable and line of credit	1,066.4	1,080.2	(1.3)%

Total borrowings	$1,203.5	$1,100.0	9.4%

Total working capital	$1,490.3	$1,765.7	(15.7)%

For the year ended December 31, 2010, certain significant cash flows were as follows:

•	$2,077.6 million used for share repurchases;

•	$680.3 million in net proceeds received on sales and maturities of marketable securities;

•	$352.0 million in total payments for domestic income taxes;

•	$183.5 million in proceeds from the issuance of stock for share-based compensation arrangements;

•	$173.1 million used for purchases of property, plant and equipment;

•	$127.0 million in proceeds, net of transaction costs, received from sale of the San Diego facility, which has been accounted for as a financing arrangement;

•	$26.4 million in upfront payments to Knopp under our license agreement dated August 17, 2010 and a $60.0 million investment in the equity of Knopp;

•	$40.0 million payment made to the former shareholders of Syntonix recognized as IPR&D expense;

•	$32.5 million payment made for the acquisition of Panima;

•	$30.0 million milestone payment made to Abbott Biotherapeutics Corp (formerly Facet Biotech Corporation) recognized as research and development expense; and

•	$25.0 million termination payment made to Cardiokine recognized as a distribution to a noncontrolling interest.

For the year ended December 31, 2009, certain significant cash flows were as follows:

•	$696.3 million in total payments for domestic income taxes;

•	$229.1 million used for net purchases of marketable securities;

•	$165.6 million used for purchases of property, plant and equipment.

•	$110.0 million upfront payment made to Acorda on July 1, 2009;

•	$751.2 million used for share repurchases; and

•	$47.8 million in proceeds from the issuance of stock for share-based compensation arrangements.

We have historically financed our operating and capital expenditures primarily through positive cash flows earned through our operations. We expect to continue funding our current and planned operating requirements principally through our cash flows from operations, as well as our existing cash resources. We believe that existing funds, when combined with cash generated from operations and our access to additional financing resources, if needed, are sufficient to satisfy our operating, working capital, strategic alliance, milestone payment, capital expenditure and debt service requirements for the foreseeable future. In addition, we may choose to opportunistically return cash to shareholders and pursue other business initiatives, including acquisition and licensing activities. We may, from time to time, also seek additional funding through a combination of new collaborative agreements, strategic alliances and additional equity and debt financings or from other sources should we identify a significant new opportunity.

We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be invested indefinitely outside the U.S. Of the total cash, cash equivalents and marketable securities at December 31, 2010, approximately $0.9 billion was generated from operations in foreign tax jurisdictions and is intended for use in our foreign operations. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.

For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.

Share Repurchase Programs

In April 2010, our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock, with the objective of reducing shares outstanding and returning excess cash to shareholders. This repurchase authorization was completed during the third quarter of 2010. During 2010, we repurchased approximately 29.8 million shares of our common stock under this authorization. All shares repurchased under this program were retired.

In October 2009, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock with the objective of reducing shares outstanding and returning excess cash to shareholders. This repurchase program was completed during the first quarter of 2010. During the first quarter of 2010, approximately 10.5 million shares of our common stock were repurchased for approximately $577.6 million under this authorization. During 2009, approximately 8.8 million shares of our common stock were repurchased for approximately $422.4 million under this authorization. All shares repurchased under this program were retired.

In October 2006, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. This repurchase program was completed during the fourth quarter of 2009. During 2009, approximately 7.2 million shares of our common stock were repurchased for approximately $328.8 million under this authorization. During 2008, approximately 12.8 million shares of our common stock were repurchased for approximately $738.9 million under this authorization. We used the 2006 share repurchase program principally for share stabilization.

As a result of the approximately 40.3 million shares repurchased during 2010, common shares outstanding have decreased by approximately 15% since December 31, 2009.

Cash, Cash Equivalents and Marketable Securities

Until required for another use in our business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments and other interest bearing marketable debt instruments in accordance with our investment policy. We mitigate credit risk in our cash reserves and marketable securities by maintaining a well diversified portfolio that limits the amount of investment exposure as to institution, maturity, and investment type. The value of our investments, however, may be adversely affected by increases in interest rates, downgrades in the credit rating of the corporate bonds included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in declines in the value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio if the declines are other-than-temporary or sell investments for less than our acquisition cost which could adversely impact our financial position and our overall liquidity. For a summary of the fair value and valuation methods of our marketable securities please read Note 7, Fair Value Measurements to our consolidated financial statements included in this report.

The decrease in cash and marketable securities from December 31, 2009, was primarily due to the execution of our share repurchases programs, tax payments, purchases of property, plant and equipment, the $32.5 million paid upon the acquisition of Panima, and the $86.4 million in payments made to Knopp under our recent license and stock purchase agreements, along with other milestone payments. These uses of cash were offset by cash generated from operations, net proceeds received from sales and maturities of marketable securities, net proceeds recorded from the sale of the San Diego facility and proceeds from the issuance of stock under our share-based compensation arrangements.

Borrowings

We have a $360.0 million senior unsecured revolving credit facility, which we may choose to use for future working capital and general corporate purposes. The terms of this revolving credit facility include various covenants, including financial covenants that require us to not exceed a maximum leverage ratio and, under certain circumstances, an interest coverage ratio. This facility terminates in June 2012. No borrowings have been made under this credit facility and as of December 31, 2010 and 2009 we were in compliance with all applicable covenants.

In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. In June 2010, we repaid 12.0 million Swiss Francs ($10.3 million) of the outstanding amount. As of December 30, 2010, our remaining note payable to Fumedica has a present value of 20.7 million Swiss Francs ($22.0 million) and remains payable in a series of payments through June 2018. The notes are non-interest bearing, have been discounted for financial statement presentation purposes, and are being accreted at an annual rate of 5.75%.

As described in Note 10 Property, Plant & Equipment, on October 1, 2010, we sold the San Diego facility and agreed to lease back the facility for a period of 15 months. Because we do not qualify for immediate sales treatment due to our continuing involvement with the facility, we have accounted for these transactions as a financing arrangement and recorded an obligation of $127.0 million on that date reflecting cash proceeds received, net of transaction costs. As of December 31, 2010, our remaining obligation was $125.9 million, which is reflected as a component of current portion of notes payable, line of credit and other financing arrangements within our consolidated balance sheet.

There have been no other significant changes in our borrowings since December 31, 2009. For a summary of the fair and carrying value of our outstanding borrowings as of December 31, 2010 and 2009, please read Note 7, Fair Value Measurements to our consolidated financial statements included in this report.

Working Capital

We define working capital as current assets less current liabilities. The decrease in working capital from December 31, 2009, primarily reflects the overall increase in total current liabilities by $335.2 million.

The increase in total current liabilities reflects increases in accounts payable and accrued expenses offset by the June 2010 repayment of certain Fumedica notes payable as described above under Borrowings. The increase in accrued expenses is inclusive of an increase in the current portion of our Medicaid and VA accruals and accruals related to the restructuring activities we under took in the fourth quarter of 2010 and higher employee compensation accruals.

Cash Flows

Our net cash flows are summarized as follows:

				% Change
				2010	2009
	For the Years Ended December 31,			Compared	Compared
(In millions, except percentages)	2010	2009	2008	to 2009	to 2008

Net cash flows provided by operating activities	$1,624.7	$1,074.9	$1,562.4	51.1%	(31.2)%
Net cash flows used in investing activities	$345.3	$(395.0)	$(365.9)	(187.4%)	8.0%
Net cash flows used in financing activities	$(1,784.9)	$(724.2)	$(1,234.6)	146.5%	(41.3)%

Operating Activities

Cash flows from operating activities represent the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash provided by operating activities was primarily driven by our earnings and changes in working capital. We expect cash provided from operating activities will continue to be our primary source of funds to finance operating needs and capital expenditures for the foreseeable future.

Operating cash flow is derived by adjusting our net income for:

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

For 2010 compared to 2009, the increase in net cash provided by operating activities was primarily driven by increased revenues and lower payments for U.S. federal income taxes offset by an increase in accounts receivable and receivables due from unconsolidated joint business.

For 2009 compared to 2008, the decrease in net cash provided by operating activities was primarily driven by changes in other liabilities and taxes payable, primarily due to an increase in income tax payments of $373.4 million which primarily resulted from increased earnings and the resolution of a number of audits in 2009, the $110.0 million upfront payment made to Acorda on July 1, 2009 and the payment of certain accrued expenses and other current liabilities.

On November 3, 2010, we announced a restructuring plan that involves a workforce reduction and the consolidation of facilities. During the fourth quarter of 2010, we began to record restructuring charges and currently expect to incur total pre-tax costs through the fourth quarter of 2011 totaling approximately $110.0 million. The majority of the cash expenditures associated with these charges will be paid in the first half of 2011 and we expect that substantially all payments will be made by the end of 2011.

Investing Activities

For 2010 compared to 2009, the increase in net cash provided by investing activities was primarily due to net proceeds received from sales and maturities of marketable securities, offset by the $86.4 million in payments made to Knopp under our recent license and stock purchase agreements, the $32.5 million payment made upon our acquisition of Panima, our purchases of property, plant and equipment and the milestone payment made to the former shareholders of Syntonix. Net proceeds received from sales and maturities of marketable securities in 2010 totaled $680.3 million compared to net purchases of $229.1 million made in 2009.

For 2009 compared to 2008, the increase in net cash used in investing activities was primarily due to a decrease in collateral received under our securities lending program and an increase in net purchases of marketable securities and strategic and other investments offset by a reduction in purchases of property, plant and equipment and the 2008 milestone payment made to the former shareholders of Conforma Therapeutics, Inc. The decline in purchases of property, plant and equipment was primarily attributable to our Hillerød, Denmark manufacturing facility and certain other manufacturing upgrades.

Financing Activities

For 2010 compared to 2009, the increase in net cash used in financing activities was primarily due to increases in the amounts of our common stock repurchased compared to the same period in 2009. In 2010, we repurchased approximately 40.3 million shares of our common stock for approximately $2.1 billion compared to 16.0 million shares for approximately $751.2 million in 2009. Cash used in financing activities also includes the $127.0 in net proceeds from the sale of the San Diego facility, which is being accounted for as a financing arrangement and activity under our employee stock plans. We received $183.5 million in 2010 compared to $47.8 million in 2009 related to stock option exercises and stock issuances under our employee stock purchase plan.

For 2009 compared to 2008, the decrease in cash used in financing activities was primarily due to the repayment of our term loan facility of $1.5 billion in 2008 and a decrease in obligations under our securities lending program offset in part by the net proceeds of $987.0 million from the issuance of long-term debt and a decrease in proceeds received from the issuance of stock under our share-based compensation programs.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2010, excluding amounts related to uncertain tax positions, amounts payable to tax authorities, funding commitments, contingent milestone payments, our financing arrangement related to the San Diego facility, and restructuring accruals, as described below.

	Payments Due by Period
		Less than	1 to 3	4 to 5	After
(In millions)	Total	1 Year	Years	Years	5 Years

Non-cancellable operating leases(1)	$367.8	$40.9	$63.7	$57.6	$205.6
Notes payable and line of credit(2)	1,359.7	76.2	563.2	81.1	639.2
Purchase and other obligations(3)	69.6	52.1	14.8	2.4	0.3
Defined benefit obligation	8.2	—	—	—	8.2

Total contractual obligations	$1,805.3	$169.2	$641.7	$141.1	$853.3

(1)	We lease properties and equipment for use in our operations. In addition to rent, the leases may require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses. Amounts reflected within the table, detail future minimum rental commitments under non-cancelable operating leases as of December 31 for each of the years presented.

(2)	Notes payable and line of credit includes principal and interest payments.

(3)	Purchase and other obligations include our obligations of approximately $12.2 million related to the fair value of net liabilities on derivative contracts due in less than one year, approximately $4.5 million related to fixed obligations for the purchase of natural gas and approximately $16.8 million related to obligations for communication services

Restructuring

In connection with our recent restructuring initiative, we are in the process of vacating the San Diego, California facility and consolidating our Massachusetts facilities. Costs associated with closing these facilities, including costs related to the termination of certain leases, are reflected within our consolidated statement of income as a component of total restructuring charges incurred. For a more detailed description of our restructuring efforts, including our plan to consolidate facilities, please read Note 3, Restructuring to our consolidated financial statements included in this report.

Financing Arrangement

As described in Note 10 Property, Plant & Equipment to our consolidated financial statements included in this report, on October 1, 2010, we sold the San Diego facility and agreed to lease back the facility for a period of 15 months. We have accounted for these transactions as a financing arrangement and recorded an obligation of $127.0 million on that date. As of December 31, 2010, our remaining obligation was $125.9 million, which is reflected as a component of current portion of notes payable, line of credit and other financing arrangements within our consolidated balance sheet.

In January 2011, we entered into an agreement to terminate our 15 month lease of the San Diego facility. Under the terms of this agreement, we will continue to make monthly rental payments through August 31, 2011 and will have no continuing involvement or remaining obligation after that date. Once the lease arrangement has concluded we will account for the San Diego facility as a sale of property and we do not expect to recognize a significant gain or loss on the sale at that time. We are scheduled to incur debt service payments and interest totaling approximately $6.9 million over the term of the revised leaseback period.

Tax Related Obligations

We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of December 31, 2010, we have approximately $137.7 million of liabilities associated with uncertain tax positions. Included in these liabilities are amounts related to the settlement of certain federal and state tax audits in the fourth quarter of 2009. As of December 31, 2010, we expect to pay approximately $76.1 million within the next twelve months in connection with such settlements.

Other Funding Commitments

As of December 31, 2010, we have funding commitments of up to approximately $19.0 million as part of our investment in biotechnology oriented venture capital funds.

As of December 31, 2010, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of $16.1 million on our consolidated balance sheet for expenditures incurred by CROs as of December 31, 2010. We have approximately $326.9 million in cancellable future commitments based on existing CRO contracts as of December 31, 2010 which are not included in the contractual obligations table above because of our termination rights.

Contingent Milestone Payments

Based on our development plans as of December 31, 2010, we have committed to make potential future milestone payments to third parties of up to approximately $1,334.3 million as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2010, such contingencies have not been recorded in our financial statements. We anticipate that we may pay approximately $55.6 million of milestone payments in 2011, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not included in the contractual obligations table above as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.

Other Off-Balance Sheet Arrangements

We do not have any relationships with entities often referred to as structured finance or special purpose entities which would have been established for the purpose of facilitating off-balance sheet arrangements. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships. We consolidate variable interest entities if we are the primary beneficiary.

Legal Matters

For a discussion of legal matters as of December 31, 2010, please read Note 20, Litigation to our consolidated financial statements included in this report.

Critical Accounting Estimates

The preparation of our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP), requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe the most complex judgments result primarily from the need to make estimates about the effects of matters that are inherently uncertain and are significant to our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates, judgments and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

The most significant areas involving estimates, judgments and assumptions used in the preparation of our consolidated financial statements are as follows:

•	Revenue recognition and related allowances;

•	Collaborative relationships;

•	Clinical trial expenses;

•	Consolidation of variable interest entities;

•	Valuation of contingent consideration resulting from a business combination;

•	Valuation of acquired intangible assets, including in process research and development;

•	Inventory;

•	Impairment and amortization of long-lived assets and accounting for goodwill;

•	Investments, including fair value measures and impairments;

•	Share-based compensation;

•	Income taxes;

•	Contingencies; and

•	Restructuring charges.

Revenue Recognition and Related Allowances

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

Reserves for Discounts and Allowances

We establish reserves for trade term discounts, wholesaler incentives, Medicaid rebates, Veterans Administration and PHS discounts, managed care rebates, product returns and other applicable allowances. These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends and forecasted customer buying patterns. If actual results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment. The estimates we make with respect to these allowances represent the most significant judgments with regard to revenue recognition.

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

Healthcare Reform

In 2010, healthcare reform legislation was enacted in the U.S. This legislation contains several provisions that affect our accounting estimates. Although many provisions of the new legislation did not take effect immediately, several provisions became effective in 2010. These include (1) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on our branded prescription drugs; (2) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (3) the expansion of the 340B PHS drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers. These incremental discounts have been factored into determining the amount and timing of our revenues on sales to certain customers and are based upon several assumptions about the implementation of this new legislation. Our estimates are based upon our knowledge of current events and actual results may ultimately differ from these estimates.

Revenues from Unconsolidated Joint Business

We collaborate with Genentech on the development and commercialization of RITUXAN. Revenues from unconsolidated joint business consist of (1) our share of pre-tax co-promotion profits in the U.S.; (2) reimbursement of our selling and development expense in the U.S.; and (3) revenue on sales of RITUXAN in the rest of world, which consists of our share of pretax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada by F. Hoffmann-La Roche Ltd. (Roche) and its sublicensees. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling and marketing, and joint development expenses incurred by Genentech, Roche and us. We record our share of the pretax co-promotion profits in Canada and royalty revenues on sales of RITUXAN outside the U.S. on a cash basis. Additionally, our share of the pretax co-promotion profits in the U.S. includes estimates supplied by Genentech. Actual results may ultimately differ from our estimates.

Bad Debt Reserves

Bad debt reserves are based on our estimated uncollectible accounts receivable. Given our historical experiences with bad debts, combined with our credit management policies and practices, we do not presently maintain significant bad debt reserves.

Concentrations of Credit Risk

The majority of our accounts receivable arise from product sales in the United States and Europe and are primarily due from wholesale distributors, large pharmaceutical companies and public hospitals. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We continue to monitor economic conditions, including the volatility associated with international economies, and associated impacts on the relevant financial markets and our business, especially in light of the global economic downturn. The credit and economic conditions within Italy, Spain, Portugal and Greece among other members of the European Union have deteriorated throughout 2010. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries.

As of December 31, 2010, our accounts receivable balances in Italy, Spain, Portugal and Greece, were $118.0 million, $100.6 million, $23.3 million and $3.9 million, respectively, totaling approximately $245.8 million. Approximately $45.0 million of these amounts were outstanding for greater than one year, none of which related to our Greek distributor. As of December 31, 2010, we had $50.1 million of receivables that are expected to be collected beyond one year, which are included as a component of investments and other assets within our consolidated balance sheet. To date, we have not experienced any significant losses with respect to the collection of our accounts receivable. If economic conditions worsen and/or the financial condition of our customers were to further deteriorate, our risk of collectability may increase, which may result in additional allowances and/or significant bad debts.

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

Collaborative Relationships

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

As discussed within Note 19, Collaborations to our consolidated financial statements included in this report, Genentech incurs the majority of continuing development cost for RITUXAN. Expenses incurred by Genentech in the development of RITUXAN are not recorded as research and development expense, but rather reduce our share of co-promotion profits recorded as a component of unconsolidated joint business revenue.

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

Effective January 1, 2010, we adopted a new accounting standard related to the consolidation of variable interest entities which affected how we determined whether a variable interest or interests give us a controlling financial interest in a variable interest entity. In determining whether we are the primary beneficiary of a variable interest entity, we consider a number of factors, including our ability to direct the activities that most significantly affect the entity’s economic success, our contractual rights and responsibilities under the arrangement and the significance of the arrangement to each party. These considerations impact the way we account for our existing collaborative and joint venture relationships and may result in the future consolidation of companies or entities with which we have collaborative or other arrangements.

Valuation of Contingent Consideration Resulting from a Business Combination

For acquisitions completed after January 1, 2009, we record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as an adjustment to contingent consideration expense within the consolidated statement of income. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rates and periods, updates in the assumed achievement or timing of any development milestones, or changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, assumptions described above, could have a material impact on the amount of contingent consideration expense we record in any given period.

Valuation of Acquired Intangible Assets, including In Process Research and Development

We have acquired, and expect to continue to acquire, intangible assets through the acquisition of biotechnology companies or through the consolidation of variable interest entities. These intangible assets primarily consist of technology associated with human therapeutic products and in process research and development product candidates. When significant identifiable intangible assets are acquired, we generally engage an independent third-party valuation firm to assist in determining the fair values of these assets as of the acquisition date. Management will determine the fair value of less significant identifiable intangible assets acquired. Discounted cash flow models are typically used in these valuations, and these models require the use of significant estimates and assumptions including but not limited to:

•	estimating the timing of and expected costs to complete the in process projects;

•	projecting regulatory approvals;

•	estimating future cash flows from product sales resulting from completed products and in process projects; and

•	developing appropriate discount rates and probability rates by project.

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

Prior to January 1, 2009, we measured acquired IPR&D in a business combination at fair value and expensed it on acquisition date if that technology lacked an alternative future use, or capitalized it as an intangible asset if certain criteria were met; however, effective January 1, 2009, if we are purchasing a business, the acquired IPR&D is measured at fair value, capitalized as an intangible asset and tested for impairment at least annually until commercialization, after which time the IPR&D is amortized over its estimated useful life. If we acquire an asset or group of assets, that do not meet the definition of a business under applicable accounting standards; then the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to expense as they are incurred if the technology lacks alternative future uses.

Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are expensed as research and development costs when consumed.

Capitalization of Inventory Costs

Our policy is to capitalize inventory costs associated with our products prior to regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. We consider numerous attributes in evaluating whether the costs to manufacture a particular product should be capitalized as an asset. We assess the regulatory approval process and where the particular product stands in relation to that approval process, including any known safety or efficacy concerns, potential labeling restrictions and other impediments to approval. We evaluate our anticipated research and development initiatives and constraints relating to the product and the indication in which it will be used. We consider our manufacturing environment including our supply chain in determining logistical constraints that could hamper approval or commercialization. We consider the shelf life of the product in relation to the expected timeline for approval and we consider patent related or contract issues that may prevent or delay commercialization. We are sensitive to the significant commitment of capital to scale up production and to launch commercialization strategies. We also base our judgment on the viability of commercialization, trends in the marketplace and market acceptance criteria. Finally, we consider the reimbursement strategies that may prevail with respect to the product and assess the economic benefit that we are likely to realize.

We expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies. As of December 31, 2010 and 2009, the carrying value of our inventory did not include any costs associated with products that had not yet received regulatory approval.

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

Impairment and Amortization of Long-lived Assets and Accounting for Goodwill

Long-lived Assets Other than Goodwill

Long-lived assets to be held and used, including property plant and equipment as well as intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

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

We also regularly evaluate our current manufacturing utilization strategy and assess alternatives. In June 2010, we decided to stop further validation of our large-scale manufacturing facility in Hillerød, Denmark following completion of the facility’s operational qualification activities in the first half of 2011 as we continue to evaluate our current manufacturing utilization strategy. Recent manufacturing improvements have resulted in favorable production yields on TYSABRI, that along with slower than expected TYSABRI growth, have reduced our expected capacity requirements. As a result, we have decided to delay the start of manufacturing activities at this site until additional capacity is required by the business. If we decide to consolidate, co-locate or dispose of certain aspects of our business operations, for strategic or other operational reasons, we may dispose of or vacate one or more of our properties.

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

We completed our most recent long range planning cycle in the third quarter of 2010. This analysis is based upon certain assumptions that we evaluate on a periodic basis, such as the anticipated product sales of AVONEX and expected impact of competitor products and our own pipeline product candidates, as well as the issuance of new patents or the extension of existing patents. Based upon this analysis, we have continued to amortize this asset on the economic consumption model for the third and fourth quarters of 2010, and expect to apply the same model for the next two quarters.

In addition, this analysis did not result in a significant change in the expected lifetime revenue of AVONEX. If there are any indications that the assumptions underlying our most recent analysis would be different than those utilized within our current estimates, our analysis would be updated and may result in a significant change in the anticipated lifetime revenue of AVONEX determined during our most recent annual review. For example, the occurrence of an adverse event, such as the invalidation of our AVONEX ’755 Patent issued in September 2009, could substantially increase the amount of related amortization expense as compared to previous periods or our current expectations, which may result in a significant negative impact on our future results of operations.

We did not recognize an impairment charge related to our long-lived assets during 2010, 2009 and 2008.

Goodwill

Goodwill totaled approximately $1,146.3 million as of December 31, 2010, and relates largely to amounts that arose in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation. Our goodwill balances represent the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting.

We assess our goodwill balance within our single reporting unit annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable to determine whether any impairment in this asset may exist and, if so, the extent of such impairment. The provisions of this guidance require that we perform a two-step impairment test. In the first step, we compare the fair value of our reporting unit to its carrying value. If the carrying value of the net assets assigned to our reporting unit exceeds the fair value of our reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of our reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference.

We completed our required annual impairment test in the fourth quarter of 2010, 2009 and 2008 and determined in each of those periods that the carrying value of goodwill was not impaired. In each year, the fair value of our reporting unit, which includes goodwill, was significantly in excess of the carry value of our reporting unit.

Investments, including Fair Value Measures and Impairments

We invest in various types of securities, including:

•	short-term and long-term marketable securities, principally corporate notes, government securities including government sponsored enterprise mortgage-backed securities and credit card and auto loan asset-backed securities, in which our excess cash balances are invested;

•	equity securities in certain publicly-traded biotechnology companies, some of which have collaborative agreements with us;

•	equity securities of certain companies whose securities are not publicly traded and where fair value is not readily available; and

•	investments in biotechnology oriented venture capital funds where fair value is not readily available.

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

For available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is reflected within earnings as an impairment loss.

Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security and are reflected within earnings as an impairment loss.

For equity securities, when assessing whether a decline in fair value below our cost basis is other-than-temporary, we consider the fair market value of the security, the duration of the security’s decline, and the financial condition of the issuer. We then consider our intent and ability to hold the equity security for a period of time sufficient to recover our carrying value. Where we have determined that we lack the intent and ability to hold an equity security to its expected recovery, the security’s decline in fair value is deemed to be other-than-temporary and is reflected within earnings as an impairment loss.

Share-Based Compensation

We make certain assumptions in order to value and record expense for our share-based compensation arrangements. We review and evaluate our assumptions regularly and, as a result, we confirm or change the assumptions used to value share-based awards granted in future periods. Such changes may lead to a significant increase or decrease in the expense we recognize in connection with share-based payments.

In connection with valuing stock options and our employee stock purchase plan, we use the Black-Scholes options pricing model, which requires us to develop certain subjective assumptions. The key assumptions that most significantly affect the calculation include the expected volatility of our stock, the expected term of the award and the expected forfeiture rate associated with our stock option plan.

For each of our restricted stock programs, we make assumptions in accounting for these awards, principally related to the forfeiture rate.

For our time-vested and performance-vested restricted stock awards, each period end, we also develop an estimate of each performance factor in order to estimate the actual number of shares that will be earned. For our plan, the number of shares to be earned is based on company performance metrics, such as annual revenue and earnings per share. Thus, during the performance period, we estimate our full year revenue and earnings per share and then adjust the performance factor after the completion of the full year.

In addition, beginning in 2010, we granted certain employees restricted stock units which will vest based on stock price performance, referred to as market stock units, as well as performance-vested restricted stock units which will be settled in cash, rather than in shares, referred to as cash settled performance shares. These market stock units use a binomial model or Monte Carlo simulation to value each award at the grant date and include key assumptions such as the expected market price of our stock on the vest date and the expected number of shares to be vested under the terms of the award. The cash settled awards are “marked to market” at the end of each period, with fluctuations in value reported through earnings.

Income Taxes

We prepare and file income tax returns based on our interpretation of each jurisdiction’s tax laws and regulations. In preparing our consolidated financial statements, we estimate our income tax liability in each of the jurisdictions in which we operate by estimating our actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Significant management judgment is required in assessing the realizability of our deferred tax assets. In performing this assessment, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In making this determination, under the applicable financial accounting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and the effects of tax planning strategies. Our estimates of future taxable income include, among other items, our estimates of future income tax deductions related to the exercise of stock options. In the event that actual results differ from our estimates, we adjust our estimates in future periods and we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. We evaluate uncertain tax positions on a quarterly basis and consider various factors, that include, but are not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We adjust the level of the liability to reflect any subsequent changes in the relevant facts surrounding the uncertain positions. Our liabilities for uncertain tax positions can be relieved only if the contingency becomes legally extinguished through either payment to the taxing authority or the expiration of the statute of limitations, the recognition of the benefits associated with the position meet the “more-likely-than-not” threshold or the liability becomes effectively settled through the examination process. We consider matters to be effectively settled once the taxing authority has completed all of its required or expected examination procedures, including all appeals and administrative reviews; we have no plans to appeal or litigate any aspect of the tax position; and we believe that it is highly unlikely that the taxing authority would examine or re-examine the related tax position. We also accrue for potential interest and penalties, related to unrecognized tax benefits in income tax expense.

As of December 31, 2010, undistributed foreign earnings and other basic differences of non-U.S. subsidiaries included in consolidated retained earnings aggregated approximately $2.4 billion. We intend to reinvest these earnings indefinitely in operations outside the U.S.; however, if we decide to repatriate funds in the future to execute our growth initiatives or to fund any other liquidity needs, the resultant tax consequences would negatively impact our results of operations. It is not practicable to estimate the amount of additional tax that might be payable if such earnings were remitted to the U.S.

Contingencies

We are currently involved in various claims and legal proceedings. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim, asserted or unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise our estimates. These revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial position.

Restructuring Charges

We have made estimates and judgments regarding the amount and timing of our restructuring expense and liability, including current and future period termination benefits and other exit costs to be incurred when related actions take place. We have also assessed the recoverability of certain long-lived assets employed in the business and in certain instances shortened the expected useful life of the assets based on changes in their expected use. When we determine that the useful lives of assets are shorter than we had originally estimated, we record additional depreciation to reflect the assets’ new shorter useful lives. Severance and other related costs and asset-related charges are reflected within our consolidated statement of income as a component of total restructuring charges incurred. Actual results may differ from these estimates. For a more detailed description of our recent restructuring efforts, please read Note 3, Restructuring, to these consolidated financial statements.

New Accounting Standards

For a discussion of new accounting standards please read Note 1, Summary of Significant Accounting Principles to our consolidated financial statements included in this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We have operations or maintain distribution relationships in the U.S., Europe, Middle East, Canada, Central and South America, Australia, New Zealand, Japan, China, India and elsewhere in Asia in connection with the sale of AVONEX and TYSABRI and in Germany in connection with the sale of FUMADERM. We also receive royalty revenues based on worldwide product sales by our licensees and through Genentech on sales of RITUXAN in the rest of world. As a result, our financial position, results of operations and cash flows can be affected by market fluctuations in foreign exchange rates, primarily with respect to the Euro, Canadian dollar, Swiss franc, Danish krone, Swedish krona, British pound, and Japanese yen.

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

The following quantitative information includes the impact of currency movements on forward contracts used in both programs. As of December 31, 2010 and 2009, a hypothetical adverse 10% movement in foreign exchange rates compared to the U.S. dollar across all maturities (for example, a strengthening of the Euro) would result in a hypothetical decrease in the fair value of forward contracts of approximately $65.5 million and $64.4 million, respectively. Our use of this methodology to quantify the market risk of such instruments should not be construed as an endorsement of its accuracy or the accuracy of the related assumptions. The quantitative information about market risk is limited because it does not take into account all foreign currency operating transactions.

Certain of our debt instruments are variable rate instruments and our interest expense associated with these instruments is, therefore, subject to changes in market interest rates. As of December 31, 2010 and 2009, a 100 basis-point adverse movement (increase in LIBOR) would increase annual interest expense by approximately $0.1 million and $0.2 million, respectively.

In addition, the fair value of our marketable securities is subject to change as a result of potential changes in market interest rates. The potential change in fair value for interest rate sensitive instruments has been assessed on a hypothetical 100 basis point adverse movement across all maturities. As of December 31, 2010 and 2009, we estimate that such hypothetical adverse 100 basis point movement would result in a hypothetical loss in fair value of approximately $10.5 million and $16.9 million, respectively, to our interest rate sensitive instruments.

The returns from cash, cash equivalents and marketable securities will vary as short-term interest rates change. A 100 basis-point adverse movement (decrease) in short-term interest rates would decrease interest income by approximately $11.4 million and $12.5 million as of December 31, 2010 and 2009, respectively.

We are exposed to equity price risks on the marketable portion of equity securities included in our portfolio of investments entered into for the promotion of business and strategic objectives. These investments are generally in small capitalization stocks in the biotechnology industry sector. We regularly review the market prices of these investments for impairment purposes. A hypothetical adverse 10% movement in market values would result in a hypothetical loss in fair value of approximately $4.5 million and $1.0 million as of December 31, 2010 and 2009, respectively.

Item 8.	Consolidated Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-71 of this report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of December 31, 2010. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information concerning our executive officers is set forth under the heading “Our Executive Officers” in Part I of this report. The text of our code of business conduct, which includes the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions, is posted on our website, www.biogenidec.com, under the “Board of Directors — Corporate Governance” subsection of the “About Us” section of the site. We intend to make all required disclosures regarding any amendments to, or waivers from, provisions of our code of business conduct, at the same location of our website. Our corporate governance principles (also posted on www.biogenidec.com) prohibit our Board of Directors from granting any waiver of the code of ethics for any of our directors or executive officers. We include our website address in this report only as an inactive textual reference and do not intend it to be an active link to our website.

The response to the remainder of this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance,” “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” and “Miscellaneous — Stockholder Proposals” contained in the proxy statement for our 2011 annual meeting of stockholders.

Item 11.	Executive Compensation

The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Executive Compensation and Related Information” and “Corporate Governance” contained in the proxy statement for our 2011 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Stock Ownership” and “Equity Compensation Plan Information” contained in the proxy statement for our 2011 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The response to this item is incorporated by reference from the discussion responsive thereto in the sections entitled “Certain Relationships and Related Person Transactions” and “Corporate Goverance” contained in the proxy statement for our 2011 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

The response to this item is incorporated by reference from the discussion responsive thereto in the section entitled “Proposal 2 — Ratification of the Selection of our Independent Registered Public Accounting Firm” contained in the proxy statement for our 2011 annual meeting of stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a. (1) Consolidated Financial Statements:

The following financial statements are filed as part of this report:

 (2) Financial Statement Schedules

Schedules are omitted because they are not applicable, or are not required, or because the information is included in the consolidated financial statements and notes thereto.

 (3) Exhibits

The exhibits listed on the Exhibit Index beginning on page A-1, which is incorporated herein by reference, are filed or furnished as part of this report or are incorporated into this report by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOGEN IDEC INC.

By:	/s/ George A. Scangos
George A. Scangos
Chief Executive Officer

Date: February 4, 2011

Pursuant to the requirements the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ George A. Scangos George A. Scangos	Director and Chief Executive Officer (principal executive officer)	February 4, 2011

/s/ Paul J. Clancy Paul J. Clancy	Executive Vice President, Finance and Chief Financial Officer (principal financial officer)	February 4, 2011

/s/ Robert E. Gagnon Robert E. Gagnon	Vice President, Finance, Chief Accounting Officer and Controller (principal accounting officer)	February 4, 2011

/s/ William D. Young William D. Young	Director and Chairman of the Board of Directors	February 3, 2011

Alexander J. Denner	Director

/s/ Caroline D. Dorsa Caroline D. Dorsa	Director	February 3, 2011

/s/ Nancy L. Leaming Nancy L. Leaming	Director	February 3, 2011

/s/ Richard C. Mulligan Richard C. Mulligan	Director	February 3, 2011

/s/ Robert W. Pangia Robert W. Pangia	Director	February 4, 2011

/s/ Stelios Papadopoulos Stelios Papadopoulos	Director	February 3, 2011

Name	Capacity	Date

/s/ Brian S. Posner Brian S. Posner	Director	February 3, 2011

/s/ Eric K. Rowinsky Eric K. Rowinsky	Director	February 3, 2011

/s/ Lynn Schenk Lynn Schenk	Director	February 3, 2011

/s/ Stephen A. Sherwin Stephen A. Sherwin	Director	January 30, 2011

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2010	2009	2008

Revenues:
Product	$3,470,056	$3,152,941	$2,839,651
Unconsolidated joint business	1,077,244	1,094,863	1,128,238
Other	169,123	129,544	129,618

Total revenues	4,716,423	4,377,348	4,097,507

Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	400,262	382,104	401,989
Research and development	1,248,604	1,283,068	1,072,058
Selling, general and administrative	1,031,540	911,034	925,305
Collaboration profit sharing	258,071	215,904	136,041
Amortization of acquired intangible assets	208,928	289,811	332,745
Restructuring charge	75,153	—	—
Acquired in process research and development	244,976	—	25,000
Gain on dispositions, net	—	—	(9,242)

Total cost and expenses	3,467,534	3,081,921	2,883,896

Income from operations	1,248,889	1,295,427	1,213,611
Other income (expense), net	(18,983)	37,252	(57,728)

Income before income tax expense	1,229,906	1,332,679	1,155,883
Income tax expense	331,333	355,617	365,776

Net income	898,573	977,062	790,107
Net income (loss) attributable to noncontrolling interests, net of tax	(106,700)	6,930	6,940

Net income attributable to Biogen Idec Inc.	$1,005,273	$970,132	$783,167

Net income per share:
Basic earnings per share attributable to Biogen Idec Inc.	$3.98	$3.37	$2.67

Diluted earnings per share attributable to Biogen Idec Inc.	$3.94	$3.35	$2.65

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	252,307	287,356	292,332

Diluted earnings per share attributable to Biogen Idec Inc.	254,867	289,476	294,984

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	As of December 31,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$759,598	$581,889
Marketable securities	448,146	681,835
Accounts receivable, net of allowances of $54,922 and $43,818, respectively	605,329	551,208
Due from unconsolidated joint business	222,459	193,789
Inventory	289,066	293,950
Other current assets	215,822	177,924

Total current assets	2,540,420	2,480,595

Marketable securities	743,101	1,194,080
Property, plant and equipment, net	1,641,634	1,637,083
Intangible assets, net	1,772,826	1,871,078
Goodwill	1,146,314	1,138,621
Investments and other assets	248,198	230,397

Total assets	$8,092,493	$8,551,854

LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable, line of credit and other financing arrangements	$137,153	$19,762
Taxes payable	84,517	75,891
Accounts payable	162,529	118,534
Accrued expenses and other	665,923	500,755

Total current liabilities	1,050,122	714,942

Notes payable and line of credit	1,066,379	1,080,207
Long-term deferred tax liability	200,950	240,618
Other long-term liabilities	325,599	254,205

Total liabilities	2,643,050	2,289,972

Commitments and contingencies (Notes 2, 3, 10, 16, 18, 19, 20 and 21)
Equity:
Biogen Idec Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	124	144
Additional paid-in capital	3,895,103	5,781,920
Accumulated other comprehensive income (loss)	(21,610)	50,496
Retained earnings	1,872,481	1,068,890
Treasury stock, at cost; 7,662 shares and 13,639 shares, respectively	(349,592)	(679,920)

Total Biogen Idec Inc. shareholders’ equity	5,396,506	6,221,530
Noncontrolling interests	52,937	40,352

Total equity	5,449,443	6,261,882

Total liabilities and equity	$8,092,493	$8,551,854

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended December 31,
	2010	2009	2008

Cash flows from operating activities:
Net income	$898,573	$977,062	$790,107
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	354,101	427,961	462,059
Acquired in process research and development	271,376	—	25,000
Share-based compensation	167,826	160,902	146,207
Excess tax benefit from shared-based compensation	(13,136)	(3,436)	(27,990)
Deferred income taxes	(81,410)	(137,351)	(139,549)
Write-down of inventory to net realizable value	11,808	16,924	29,850
Impairment of marketable securities, investments and other assets	20,846	16,184	61,644
Non-cash interest (income) expense and foreign exchange remeasurement loss (gain), net	5,808	(7,892)	(4,934)
Cash received upon termination of interest rate swap	—	—	53,873
Realized (gain) loss on sale of marketable securities and strategic investments	(16,321)	(23,974)	1,078
(Gain) loss on sale of property, plant and equipment, net	1,643	—	(9,242)
Changes in operating assets and liabilities, net:
Accounts receivable	(99,227)	(100,442)	(57,565)
Due from unconsolidated joint business	(28,670)	13,136	(40,239)
Inventory	(4,527)	(42,772)	(54,204)
Other assets	(12,584)	22,271	3,711
Accrued expenses and other current liabilities	130,875	(48,942)	146,420
Other liabilities and taxes payable	17,692	(194,733)	176,219

Net cash flows provided by operating activities	1,624,673	1,074,898	1,562,445

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	2,668,694	3,319,007	2,941,060
Purchases of marketable securities	(1,988,394)	(3,548,119)	(3,163,824)
Acquisitions	(72,476)	—	(25,000)
Acquisition of a variable interest entity, net	(84,952)	—	—
Purchases of property, plant and equipment	(173,055)	(165,646)	(275,954)
Purchases of other investments	(4,492)	(44,086)	(20,373)
Proceeds from the sale of strategic investments	—	13,822	—
Collateral received under securities lending	—	29,991	178,218

Net cash flows provided by (used in) in investing activities	345,325	(395,031)	(365,873)

Cash flows from financing activities:
Purchase of treasury stock	(2,077,579)	(751,170)	(738,938)
Proceeds from issuance of stock for share-based compensation arrangements	183,486	47,810	178,486
Excess tax benefit from share-based compensation	13,136	3,436	27,990
Change in cash overdraft	11,781	12,275	(498)
Net distributions to noncontrolling interests	(23,475)	4,356	2,047
Repayments of borrowings	(18,073)	(10,867)	(1,512,474)
Proceeds from borrowings	—	—	986,980
Net proceeds from financing arrangement for the sale of the San Diego facility	126,980	—	—
Repayments on financing arrangement for the sale of the San Diego facility	(1,175)	—	—
Obligation under securities lending	—	(29,991)	(178,218)

Net cash flows used in financing activities	(1,784,919)	(724,151)	(1,234,625)

Net increase (decrease) in cash and cash equivalents	185,079	(44,284)	(38,053)
Effect of exchange rate changes on cash and cash equivalents	(7,370)	3,788	776

Cash and cash equivalents, beginning of the year	581,889	622,385	659,662

Cash and cash equivalents, end of the year	$759,598	$581,889	$622,385

See Note 17, Other Consolidated Financial Statement Detail to these consolidated financial statements for a summary of supplemental disclosure of cash flow information including a discussion of a non monetary transaction under which we sold the development rights on a parcel of land in Cambridge, MA during 2008.

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

						Accumulated				Total
					Additional	Other				Biogen Idec Inc.
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Shares	Amount	Equity	Interests	Equity

Balance, December 31, 2009	8	$—	288,494	$144	$5,781,920	$50,496	$1,068,890	(13,639)	$(679,920)	$6,221,530	$40,352	$6,261,882
Comprehensive income:
Net income							1,005,273			1,005,273	(106,700)	898,573
Unrealized gains on securities available for sale, net of tax of $689						1,144				1,144		1,144
Unrealized losses on foreign currency forward contracts, net of tax of $964						(11,269)				(11,269)		(11,269)
Unrealized losses on pension benefit obligation, net of tax of $0						(1,942)				(1,942)		(1,942)
Currency translation adjustment						(60,039)				(60,039)	(2,240)	(62,279)

Total comprehensive income										933,167	(108,940)	824,227
Fair value of assets and liabilities acquired and assigned to noncontrolling interests (Note 18)										—	145,000	145,000
Distributions to noncontrolling interests										—	(33,891)	(33,891)
Capital contributions from noncontrolling interests										—	2,488	2,488
Deconsolidation of Cardiokine Biopharma LLC										—	7,928	7,928
Repurchase of common stock for Treasury pursuant to the 2009 and 2010 share repurchase plans, at cost								(40,294)	(2,077,579)	(2,077,579)		(2,077,579)
Retirement of common stock pursuant to 2009 and 2010 share repurchase plan			(40,294)	(20)	(2,077,559)			40,294	2,077,579	—		—
Issuance of treasury stock under stock option and stock purchase plans							(28,632)	4,020	212,118	183,486		183,486
Issuance of treasury stock under stock award plans							(173,050)	1,957	118,210	(54,840)		(54,840)
Compensation expense related to share-based payments					171,435					171,435		171,435
Tax benefit from share-based payments					19,307					19,307		19,307

Balance, December 31, 2010	8	$—	248,200	$124	$3,895,103	$(21,610)	$1,872,481	(7,662)	$(349,592)	$5,396,506	$52,937	$5,449,443

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(In thousands)

						Accumulated				Total
					Additional	Other				Biogen Idec Inc.
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity	Interests	Equity

Balance, December 31, 2008	8	$—	297,253	$149	$6,073,957	$(11,106)	$270,180	(9,207)	$(527,097)	$5,806,083	$27,869	$5,833,952
Comprehensive income:
Net income							970,132			970,132	6,930	977,062
Unrealized gains on securities available for sale, net of tax of $380						795				795		795
Unrealized gains on foreign currency forward contracts, net of tax of $3,582						41,668				41,668		41,668
Unrealized gains on pension benefit obligation, net of tax of $67						501				501		501
Currency translation adjustment						18,638				18,638	1,197	19,835

Total comprehensive income										1,031,734	8,127	1,039,861
Distributions to noncontrolling interests										—	(2,832)	(2,832)
Capital contributions from noncontrolling interests										—	7,188	7,188
Repurchase of common stock for Treasury, at cost								(15,982)	(751,170)	(751,170)		(751,170)
Retirement of common stock pursuant to 2009 share repurchase plan			(8,759)	(5)	(422,415)			8,759	422,420	—		—
Issuance of treasury stock under stock option and stock purchase plans							(27,191)	1,181	75,001	47,810		47,810
Issuance of treasury stock under stock award plans							(144,231)	1,610	100,926	(43,305)		(43,305)
Compensation expense related to share-based payments					167,207					167,207		167,207
Tax benefit from share-based payments					(36,829)					(36,829)		(36,829)

Balance, December 31, 2009	8	$—	288,494	$144	$5,781,920	$50,496	$1,068,890	(13,639)	$(679,920)	$6,221,530	$40,352	$6,261,882

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY — (Continued)
(In thousands)

						Accumulated	(Accumulated			Total
					Additional	Other	Deficit)/			Biogen Idec Inc.
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Retained	Treasury Stock		Shareholders’	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Shares	Amount	Equity	Interests	Equity

Balance, December 31, 2007	8	$—	295,698	$147	$5,807,071	$79,246	$(352,169)	—	$—	$5,534,295	$19,728	$5,554,023
Comprehensive income:
Net income							783,167			783,167	6,940	790,107
Unrealized losses on securities available for sale, net of tax of $1,123						(67)				(67)		(67)
Unrealized losses on foreign currency forward contracts, net of tax of $1,522						(36,140)				(36,140)		(36,140)
Unrealized losses on pension benefit obligation, net of tax of $0						(43)				(43)		(43)
Currency translation adjustment						(54,102)				(54,102)	(846)	(54,948)

Total comprehensive income										692,815	6,094	698,909
Distributions to noncontrolling interests										—	(2,817)	(2,817)
Capital contributions from noncontrolling interests										—	4,864	4,864
Repurchase of common stock for Treasury, at cost								(12,778)	(738,938)	(738,938)		(738,938)
Issuance of common stock from conversion of subordinated notes payable			16	—	227					227		227
Issuance of common and treasury stock under stock option and stock purchase plans			852	1	34,297		(56,223)	3,380	200,411	178,486		178,486
Issuance of common and treasury stock under stock award plans			688	1	(29,800)		(26,026)	191	11,430	(44,395)		(44,395)
Forfeiture of common stock under restricted stock plan			(1)	—	—					—		—
Compensation expense related to share-based payments					153,748					153,748		153,748
Tax benefit from share-based payments					29,845					29,845		29,845
Treasury stock reclassifications					78,569		(78,569)			—		—

Balance, December 31, 2008	8	$—	297,253	$149	$6,073,957	$(11,106)	$270,180	(9,207)	$(527,097)	$5,806,083	$27,869	$5,833,952

See accompanying notes to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business Overview

Biogen Idec is a global biotechnology company focused on discovering, developing, manufacturing and marketing products for the treatment of serious diseases with a focus on neurological disorders. We currently have four marketed products: AVONEX, RITUXAN, TYSABRI, and FUMADERM. Our marketed products are used for the treatment of multiple sclerosis (MS), non-Hodgkin’s lymphoma (NHL), rheumatoid arthritis (RA), Crohn’s disease, chronic lymphocytic leukemia (CLL) and psoriasis.

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

Effective January 1, 2010, we adopted a newly issued accounting standard which provides updated guidance for the consolidation of variable interest entities and requires an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The adoption of this standard did not have an impact on our financial position or results of operations. This new consolidation guidance for variable interest entities replaces the prior quantitative approach for identifying which enterprise should consolidate a variable interest entity, which was based on which enterprise was exposed to a majority of the risks and rewards, with a qualitative approach, based on which enterprise has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the variable interest entity. These considerations impact the way we account for our existing collaborative and joint venture relationships and determine the consolidation of companies or entities with which we have collaborative or other arrangements. Determination about whether an enterprise should consolidate a variable interest entity is required to be evaluated continuously as changes to existing relationships or future transactions may result in us consolidating or deconsolidating our partner(s) to collaborations and other arrangements.

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and judgments that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments and methodologies, including those related to revenue recognition and related allowances, our collaborative relationships, clinical trial expenses, the consolidation of variable interest entities, the valuation of contingent consideration resulting from a business combination, the valuation of acquired intangible assets, including in process research and development, inventory, impairment and amortization of long-lived assets including intangible assets, impairments of goodwill, share-based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of investments, derivatives and hedging activities, contingencies, litigation, and restructuring charges. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

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

Product revenues are recorded net of applicable reserves for discounts and allowances. Our product revenue reserves are based on estimates of the amounts earned or to be claimed on the related sales. These estimates take into consideration our historical experience, current contractual requirements and statutory requirements, specific known market events and trends and forecasted customer buying patterns.

Reserves for Discounts and Allowances

We establish reserves for trade term discounts, wholesaler incentives, Medicaid rebates, Veterans Administration (VA) and Public Health Service (PHS) discounts, managed care rebates, product returns and other applicable allowances. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). In addition, we distribute no-charge product to qualifying patients under our patient assistance and patient replacement goods program. This program is administered through one of our distribution partners, which ships product for qualifying patients from its own inventory received from us. Gross revenue and the related reserves are not recorded on product shipped under this program and cost of sales is recorded when the product is shipped.

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

Contractual adjustment reserves primarily relate to Medicaid and managed care rebates, VA and PHS discounts and other applicable allowances.

•	Medicaid rebate reserves relate to our estimated obligations to states under established reimbursement arrangements. Rebate accruals are recorded in the same period the related revenue is recognized resulting in a reduction of product revenue and the establishment of a liability which is included in other current liabilities. Our liability for Medicaid rebates consists of estimates for claims that a state will make for the current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, invoices received for claims from the prior quarters that have not been paid and an estimate of potential claims that will be made for inventory that exists in the distribution channel at period end.

•	VA rebates or chargeback reserves represent our estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices we charge to wholesalers which provide those products. The wholesaler charges us for the difference between what the wholesaler pays for the products and the ultimate selling price to the qualified healthcare providers. Rebate and chargeback reserves are established in the same period as the related revenue is recognized resulting in a

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reduction in product revenue and accounts receivable. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider from the wholesaler, and we generally issue credits for such amounts within a few weeks of the wholesaler notifying us about the resale. Our reserves for VA and chargebacks consists of amounts that we expect to issue for inventory that exists at the wholesalers that we expect will be sold to qualified healthcare providers and chargebacks that wholesalers have claimed for which we have not issued a credit.

•	Managed care rebate reserves represent our estimated obligations to third parties, primarily pharmacy benefit managers. Rebate accruals are recorded in the same period the related revenue is recognized resulting in a reduction of product revenue and the establishment of a liability which is included in accrued expenses and other current liabilities. These rebates result from performance-based goals that are primarily based on attaining contractually specified sales volumes and growth. The calculation of the accrual for these rebates is based on an estimate of the customer’s buying patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period.

Product return reserves are established for returns expected to be made by wholesalers and patients and are recorded in the period the related revenue is recognized, resulting in a reduction to product revenue in the period of sale. In accordance with our standard contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. Expired product return reserves are estimated through a comparison of historical return data to their related sales on a production lot basis. Historical rates of return are determined for each product and are adjusted for known or expected changes in the marketplace specific to each product.

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

Revenues from Unconsolidated Joint Business

We collaborate with Genentech on the development and commercialization of RITUXAN. Revenues from unconsolidated joint business consist of (1) our share of pre-tax co-promotion profits in the U.S.; (2) reimbursement of our selling and development expense in the U.S.; and (3) revenue on sales of RITUXAN in the rest of world, which consists of our share of pretax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada by F. Hoffmann-La Roche Ltd. (Roche) and its sublicensees. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling and marketing, and joint development expenses incurred by Genentech, Roche and us. We record our share of the pretax co-promotion profits in Canada and royalty revenues on sales of RITUXAN outside the U.S. on a cash basis. Additionally, our share of the pretax co-promotion profits in the U.S. includes estimates supplied by Genentech. Actual results may ultimately differ from our estimates.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarter. Historically, adjustments have not been material when compared to actual amounts paid by licensees. If we are unable to accurately estimate revenue, then we record revenues on a cash basis.

Milestone Revenues

Under the terms of our collaboration agreement with Elan, once sales of TYSABRI exceeded specific thresholds, Elan was required to make milestone payments to us in order to continue sharing equally in the collaboration’s results. These amounts, totaling $125.0 million, were recorded as deferred revenue upon receipt and are recognized as revenue in our consolidated statements of income based on the ratio of units shipped in the current period over the total units expected to be shipped over the remaining term of the collaboration agreement. As of December 31, 2010, there is $108.3 million remaining to the amortized.

Multiple-Deliverable Revenue Arrangements

During the third quarter of 2010, in conjunction with our entering into a new arrangement to offer contract manufacturing services, we elected the early adoption of Accounting Standards Update (ASU) No. 2009-13, Multiple-Deliverable Revenue Arrangements (ASU 2009-13). ASU 2009-13, amends existing revenue recognition accounting pronouncements and provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and the consideration allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s best estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. Previous accounting principles required that the fair value of the undelivered item be the price of the item either sold in a separate transaction between unrelated third parties or the price charged for each item when the item is sold separately by the vendor. The early adoption of this standard requires the disclosure of the effect of this guidance effective as of January 1, 2010, as applied to all previously reported interim periods in the fiscal year of adoption. Our adoption of this standard on January 1, 2010 had no impact on our reported financial position or results of operations, since we had not previously recorded any revenue in accordance with revenue recognition rules for multiple deliverables as described in ASU 2009-13 or its predecessor pronouncements.

Fair Value Measurements

Effective January 1, 2009, we adopted a newly issued accounting standard for fair value measurements of all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of the accounting standard for these assets and liabilities did not have a material impact on our financial position or results of operations but may impact us in subsequent periods and require additional disclosures.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts reflected in the consolidated balance sheets for cash equivalents, current accounts receivable, due from unconsolidated joint business, other current assets, accounts payable, and accrued expenses and other, approximate fair value due to their short-term maturities.

In January 2010, we adopted a newly issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarified existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and requires disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. In addition, effective for interim and annual periods beginning after December 15, 2010, this standard further requires an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position or results of operations and will not affect them in the future.

Cash and Cash Equivalents

We consider only those investments which are highly liquid, readily convertible to cash and that mature within three months from date of purchase to be cash equivalents. As of December 31, 2010 and 2009, cash equivalents were comprised of money market funds and commercial paper.

Accounts Receivable

Our accounts receivable primarily arise from product sales and primarily represent amounts due from our wholesale distributors, large pharmaceutical companies, public hospitals and other government entities. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We provide reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. To date, such losses have not exceeded management’s estimates.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk include cash and cash equivalents, investments, derivatives, and accounts receivable. We attempt to minimize the risks related to cash and cash equivalents and investments by using highly-rated financial institutions that invest in a broad and diverse range of financial instruments as previously defined by us. We have established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. We minimize credit risk resulting from derivatives instruments by choosing only highly rated financial institutions as counterparties.

Concentrations of credit risk with respect to receivables, which are typically unsecured, are limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. The majority of our accounts receivable arise from product sales in the United States and Europe and have standard payment terms which are generally between 30 and 90 days. We continue to monitor economic conditions, including the volatility associated with international economies, and associated impacts on the relevant financial markets and our business, especially in light of the global economic downturn. The credit and economic conditions within Italy, Spain, Portugal and Greece, among other members of the European Union, have deteriorated throughout 2010. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries.

As of December 31, 2010, our accounts receivable balances in Italy, Spain, Portugal and Greece were $118.0 million, $100.6 million, $23.3 million and $3.9 million, respectively, totaling approximately $245.8 million. Approximately

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$45.0 million of this amount was outstanding for greater than one year, none of which related to our Greek distributor. As of December 31, 2010, we had $50.1 million of receivables that are expected to be collected beyond one year, which are included as a component of investments and other assets within our consolidated balance sheet. To date, we have not experienced any significant losses or write-offs with respect to the collection of our accounts receivable in these countries.

As of December 31, 2010 and 2009, one wholesale distributor accounted for approximately 11.5% and 8.1% of consolidated receivables, respectively.

Inventory

Inventories are stated at the lower of cost or market with cost determined under the first-in, first-out (FIFO) method. Included in inventory are raw materials used in the production of pre-clinical and clinical products, which are expensed as research and development costs when consumed.

Capitalization of Inventory Costs

We capitalize inventory costs associated with our products prior to regulatory approval, when, based on management’s judgment, future commercialization is considered probable and the future economic benefit is expected to be realized. We consider numerous attributes in evaluating whether the costs to manufacture a particular product should be capitalized as an asset. We assess the regulatory approval process and where the particular product stands in relation to that approval process, including any known safety or efficacy concerns, potential labeling restrictions and other impediments to approval. We evaluate our anticipated research and development initiatives and constraints relating to the product and the indication in which it will be used. We consider our manufacturing environment including our supply chain in determining logistical constraints that could hamper approval or commercialization. We consider the shelf life of the product in relation to the expected timeline for approval and we consider patent related or contract issues that may prevent or delay commercialization. We also base our judgment on the viability of commercialization, trends in the marketplace and market acceptance criteria. Finally, we consider the reimbursement strategies that may prevail with respect to the product and assess the economic benefit that we are likely to realize.

We expense previously capitalized costs related to pre-approval inventory upon a change in such judgment, due to, among other potential factors, a denial or delay of approval by necessary regulatory bodies. As of December 31, 2010 and 2009, the carrying value of our inventory did not include any costs associated with products that had not yet received regulatory approval.

Obsolescence and Unmarketable Inventory

We periodically review our inventories for excess or obsolete inventory and write-down obsolete or otherwise unmarketable inventory to its estimated net realizable value. If the actual net realizable value is less than that estimated by us, or if it is determined that inventory utilization will further diminish based on estimates of demand, additional inventory write-downs may be required. Additionally, our products are subject to strict quality control and monitoring which we perform throughout the manufacturing process. In the event that certain batches or units of product no longer meet quality specifications or become obsolete due to expiration, we will record a charge to cost of sales to write-down any obsolete or otherwise unmarketable inventory to its estimated net realizable value. In all cases product inventory is carried at the lower of cost or its estimated net realizable value. Amounts written-down to unmarketable inventory are charged to cost of sales, excluding amortization of acquired intangible assets.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities and Other Investments

Marketable Debt Securities

Available-for-sale debt securities are recorded at fair market value and unrealized gains and losses are included in accumulated other comprehensive income (loss) in equity, net of related tax effects, unless the security has experienced a credit loss, we have determined that we have the intent to sell the security or we have determined that it is more likely than not that we will have to sell the security before its expected recovery. Realized gains and losses are reported in other income (expense), net, on a specific identification basis.

Strategic Investments

As part of our strategic product development efforts, we invest in equity securities of certain biotechnology companies. These investments are known as strategic investments and are classified as available-for-sale and accounted for as marketable equity investments or as cost investments based upon our ownership percentage and other factors that suggest we have significant influence and are included in investments and other assets within our consolidated balance sheet. When assessing whether a decline in the fair value of a strategic investment below our cost basis is other-than-temporary, we consider the fair market value of the security, the duration of the security’s decline, and prospects for the underlying business, including favorable or adverse clinical trial results, new product initiatives and new collaborative agreements with the companies in which we have invested.

Non-Marketable Equity Securities

We also invest in equity securities of companies whose securities are not publicly traded and where fair value is not readily available. These investments are recorded using either the cost method or the equity method of accounting, depending on our ownership percentage and other factors that suggest we have significant influence. We monitor these investments to evaluate whether any decline in their value has occurred that would be other-than-temporary, based on the implied value of recent company financings, public market prices of comparable companies, and general market conditions and are included in investments and other assets within our consolidated balance sheet.

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

For available-for-sale debt securities with unrealized losses, management performs an analysis to assess whether we intend to sell or whether we would more likely than not be required to sell the security before the expected recovery of the amortized cost basis. Where we intend to sell a security, or may be required to do so, the security’s decline in fair value is deemed to be other-than-temporary and the full amount of the unrealized loss is reflected within earnings as an impairment loss.

Regardless of our intent to sell a security, we perform additional analysis on all securities with unrealized losses to evaluate losses associated with the creditworthiness of the security. Credit losses are identified where we do not expect to receive cash flows sufficient to recover the amortized cost basis of a security.

For equity securities, when assessing whether a decline in fair value below our cost basis is other-than-temporary, we consider the fair market value of the security, the duration of the security’s decline, and the financial condition of the issuer. We then consider our intent and ability to hold the equity security for a period of time sufficient to recover our carrying value. Where we have determined that we lack the intent and ability to hold an

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

equity security to its expected recovery, the security’s decline in fair value is deemed to be other-than-temporary and is reflected within earnings as an impairment loss.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, subject to review for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The cost of normal, recurring, or periodic repairs and maintenance activities related to property, plant and equipment are expensed as incurred. The cost for planned major maintenance activities, include the related acquisition or construction of assets, is capitalized if the repair will result in future economic benefits.

Interest costs incurred during the construction of major capital projects are capitalized until the underlying asset is ready for its intended use, at which point the interest costs are amortized as depreciation expense over the life of the underlying asset. We also capitalize certain direct and incremental costs associated with the validation effort required for licensing by regulatory agencies of manufacturing equipment for the production of a commercially approved drug. These costs include primarily direct labor and material and are incurred in preparing the equipment for its intended use. The validation costs are amortized over the life of the related equipment.

We also capitalize certain internal use computer software development costs. If the software is an integral part of production assets, these costs are included in machinery and equipment and are amortized on a straight-line basis over the estimated useful lives of the related software, which generally range from three to five years.

We generally depreciate or amortize the cost of our property, plant and equipment using the straight-line method over the estimated useful lives of the respective assets, which are summarized as follows:

Asset Category	Useful Lives

Land	Not depreciated
Buildings	15 to 40 years
Leasehold Improvements	Lesser of the useful life or the term of the respective lease
Furniture and Fixtures	7 years
Machinery and Equipment	6 to 15 years
Computer Software and Hardware	3 to 5 years

When we dispose of property, plant and equipment, we remove the associated cost and accumulated depreciation from the related accounts on our consolidated balance sheet and include any resulting gain or loss in our consolidated statement of income.

Intangible Assets

Our intangible assets consist of patents, licenses, core developed technology, in process research and development acquired after January 1, 2009, trademarks, tradenames, assembled workforce and distribution rights. The majority of our intangible assets were recorded in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation in 2003. Our intangible assets are recorded at fair value at the time of their acquisition and are stated within our consolidated balance sheets net of accumulated amortization and impairments.

We amortize intangible assets over their estimated useful lives using the economic use method unless the straight-line method results in significantly greater amortization. Our amortization policy reflects the pattern that the economic benefits of the intangible assets are consumed. The useful lives of our intangible assets are primarily based on the legal or contractual life of the underlying patent or contract, which does not include additional years for the potential extension or renewal of the contract or patent. Intangible assets related to patents, licenses, core developed technology, assembled workforce, and distribution rights are amortized over their remaining estimated useful lives. Intangible assets related to trademarks, tradenames and in process research and development prior to commercialization are not amortized because they have indefinite lives, but they are subject to review for impairment. We review our intangible assets with indefinite

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lives for impairment annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Our most significant intangible asset is the core technology related to our AVONEX product. Our amortization policy reflects our belief that the economic benefit of our core technology is consumed as revenue is generated from AVONEX. We refer to this amortization methodology as the economic consumption model, which involves calculating a ratio of actual current period sales to total anticipated sales for the life of the product and applying this ratio to the carrying amount of the intangible asset. An analysis of the anticipated lifetime revenue of AVONEX is performed at least annually during our long range planning cycle, and this analysis serves as the basis for the calculation of our economic consumption amortization model. Although we believe this process has allowed us to reliably determine the best estimate of the pattern in which we will consume the economic benefits of our core technology intangible asset, the model could result in deferring amortization charges to future periods in certain instances, due to continued sales of the product at a nominal level after patent expiration or otherwise. In order to ensure that amortization charges are not unreasonably deferred to future periods, we compare the amount of amortization determined under the economic consumption model against the minimum amount of amortization recalculated each year under the straight-line method. Amortization is then recorded based upon the higher of the amount of amortization determined under the economic consumption model or the minimum amortization amount determined under the straight-line method.

We monitor events and expectations on product performance to identify circumstances which may result in our inability to recover the carrying value of these assets. If there are any indications that the assumptions underlying our most recent analysis would be different than those utilized within our current estimates, our analysis would be updated and may result in a significant change in the anticipated lifetime revenue of AVONEX determined during our most recent annual review. If the AVONEX ’755 Patent that was issued in September 2009 was invalidated we may have to substantially increase the amount of related amortization expense compared to previous periods.

Impairment of Long-Lived Assets

Long-lived assets to be held and used, including property, plant and equipment as well as intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable such as:

•	a significant decline in the observable market value of an asset;

•	a significant change in the extent or manner in which an asset is used; or

•	a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.

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

Goodwill

Goodwill relates largely to amounts that arose in connection with the merger of Biogen, Inc. and IDEC Pharmaceuticals Corporation and represents the difference between the purchase price and the fair value of the identifiable tangible and intangible net assets when accounted for using the purchase method of accounting. Goodwill is not amortized, but is subject to periodic review for impairment. Goodwill is reviewed annually, as of October 31, and whenever events or changes in circumstances indicate that the carrying value of the goodwill might not be recoverable.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We apply a two-step impairment test. In the first step, we compare the fair value of our reporting unit to its carrying value. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of our reporting unit, then the second step of the impairment test is performed in order to determine the implied fair value of our reporting unit’s goodwill. If the carrying value of our reporting unit’s goodwill exceeds its implied fair value, then the company records an impairment loss equal to the difference. As described in Note 24, Segment Information to these consolidated financial statements, we operate in one business segment which we consider our only reporting unit.

Acquired In Process Research and Development (IPR&D)

Acquired IPR&D represents the fair value assigned to research and development assets that we acquire that have not been completed at the date of acquisition. The value assigned to acquired IPR&D is determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. The revenue and costs projections used to value acquired IPR&D were, as applicable, reduced based on the probability of developing a new drug. Additionally, the projections considered the relevant market sizes and growth factors, expected trends in technology, and the nature and expected timing of new product introductions by us and our competitors. The resulting net cash flows from such projects are based on management’s estimates of cost of sales, operating expenses, and income taxes from such projects. The rates utilized to discount the net cash flows to their present value were commensurate with the stage of development of the projects and uncertainties in the economic estimates used in the projections described above.

Prior to January 1, 2009, we measured acquired IPR&D in a business combination at fair value and expensed it on acquisition date if that technology lacked an alternative future use, or capitalized it as an intangible asset if certain criteria were met; however, effective January 1, 2009, if we are purchasing a business, the acquired IPR&D is measured at fair value, capitalized as an intangible asset and tested for impairment at least annually until commercialization, after which time the IPR&D is amortized over its estimated useful life. If we acquire an asset or group of assets, that do not meet the definition of a business under applicable accounting standards; then the acquired IPR&D is expensed on its acquisition date. Future costs to develop these assets are recorded to expense as they are incurred if the technology lacks alternative future uses.

Valuation of Contingent Consideration Resulting from a Business Combination

For acquisitions completed after January 1, 2009, we record contingent consideration resulting from a business combination at its fair value on the acquisition date. Each reporting period thereafter, we revalue these obligations and record increases or decreases in their fair value as an adjustment to contingent consideration expense within the consolidated statement of income. Changes in the fair value of the contingent consideration obligations can result from adjustments to the discount rates and periods, updates in the assumed achievement or timing of any development milestones or changes in the probability of certain clinical events and changes in the assumed probability associated with regulatory approval. Significant judgment is employed in determining the appropriateness of these assumptions as of the acquisition date and for each subsequent period. Accordingly, any change in the assumptions described above, could have a material impact on the amount of contingent consideration expense we record in any given period.

Derivative Instruments and Hedging Activities

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

Translation of Foreign Currencies

The functional currency for most of our foreign subsidiaries is their local currency. For the Company’s non-U.S. subsidiaries that transact in functional currency other than the U.S. dollar, assets and liabilities are translated at current rates of exchange at the balance sheet date. Income and expense items are translated at the average foreign exchange rates for the period. Adjustments resulting from the translation of the financial statements of our foreign operations into U.S. dollars are excluded from the determination of net income and are recorded in accumulated other comprehensive income, a separate component of equity. For subsidiaries where the functional currency differs from the local currency, non-monetary assets and liabilities are translated at the rate of exchange in effect on the date assets were acquired while monetary assets and liabilities are translated at current rates of exchange as of the balance sheet date. Income and expense items are translated at the average foreign currency rates for the period. Translation adjustments of these subsidiaries are included in net income.

Accounting for Share-Based Compensation

Our share-based compensation programs grant awards which have included stock options, restricted stock units which vest based on stock performance known as market stock units (MSUs), performance-vested restricted stock units which will be settled in cash (CSPSs), performance-vested restricted stock units which settle in shares (PVRSUs), time-vested restricted stock units (RSUs) and shares issued under our employee stock purchase plan (ESPP). We charge the estimated fair value of awards against income over the requisite service period, which is generally the vesting period. Where awards are made with non-substantive vesting periods (for instance, where a portion of the award vests upon retirement eligibility), we estimate and recognize expense based on the period from the grant date to the date on which the employee is retirement eligible.

The fair values of our stock option grants are estimated as of the date of grant using a Black-Scholes option valuation model and reflect estimated forfeitures. The estimated fair values of the stock options are then expensed over the options’ vesting periods.

The fair values of our RSUs are based on the market value of our stock on the date of grant. Compensation expense for RSUs is recognized over the applicable service period, adjusted for the effect of estimated forfeitures.

We apply an accelerated attribution method to recognize stock based compensation expense, net of estimated forfeitures, when accounting for our MSUs. The probability of actual shares expected to be earned is considered in the grant date valuation, therefore the expense will not be adjusted to reflect the actual units earned.

We apply an accelerated attribution method to recognize stock based compensation expense when accounting for our CSPSs and the fair value of the liability is remeasured at the end of each reporting period through expected cash settlement. Compensation expense associated with CSPSs is based upon the stock price and the number of units expected to be earned after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Cumulative adjustments are recorded each quarter to reflect changes in the stock price and estimated outcome of the performance-related conditions until the date results are determined and settled.

We apply an accelerated attribution method to recognize stock based compensation expense when accounting for our PVRSUs. The number of units reflected as granted represents the target number of shares that are eligible to vest in full or in part and are earned subject to the attainment of certain performance criteria established at the

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning of the performance period. Compensation expense associated with these units is initially based upon the number of shares expected to vest after assessing the probability that certain performance criteria will be met and the associated targeted payout level that is forecasted will be achieved, net of estimated forfeitures. Cumulative adjustments are recorded quarterly to reflect subsequent changes in the estimated outcome of performance-related conditions until the date results are determined.

The purchase price of common stock under our ESPP is equal to 85% of the lower of (i) the market value per share of the common stock on the participant’s entry date into an offering period or (ii) the market value per share of the common stock on the purchase date. However, for each participant whose entry date is other than the start date of the offering period, the amount shall in no event be less than the market value per share of the common stock as of the beginning of the related offering period. The fair value of the discounted purchases made under our ESPP is calculated using the Black-Scholes model. The fair value of the look-back provision plus the 15% discount is recognized as compensation expense over the purchase period. We apply a graded vesting approach since our ESPP provides for multiple purchase periods and is, in substance, a series of linked awards.

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

From time to time, we enter into development agreements in which we share expenses with a collaborative partner. We record payments received from our collaborative partners for their share of the development costs as a reduction of research and development expense, except as discussed within Note 19, Collaborations to these consolidated financial statements. Expenses incurred by Genentech in the development of RITUXAN are not recorded as research and development expense, but rather reduce our share of co-promotion profits recorded as a component of unconsolidated joint business revenue.

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

We account for uncertain tax positions using a “more-likely-than-not” threshold for recognizing and resolving uncertain tax positions. We evaluate uncertain tax positions on a quarterly basis and consider various factors, including, but not limited to, changes in tax law, the measurement of tax positions taken or expected to be taken in tax returns, the effective settlement of matters subject to audit, new audit activity and changes in facts or circumstances related to a tax position. We also accrue for potential interest and penalties, related to unrecognized tax benefits in income tax expense.

Contingencies

We are currently involved in various claims and legal proceedings. On a quarterly basis, we review the status of each significant matter and assess its potential financial exposure. If the potential loss from any claim, asserted or

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unasserted, or legal proceeding is considered probable and the amount can be reasonably estimated, we accrue a liability for the estimated loss. Significant judgment is required in both the determination of probability and the determination as to whether an exposure is reasonably estimable. Because of uncertainties related to these matters, accruals are based only on the best information available at the time. As additional information becomes available, we reassess the potential liability related to pending claims and litigation and may revise our estimates. These revisions in the estimates of the potential liabilities could have a material impact on our consolidated results of operations and financial position.

Restructuring Charges

We have made estimates and judgments regarding the amount and timing of our restructuring expense and liability, including current and future period termination benefits and other exit costs to be incurred when related actions take place. We have also assessed the recoverability of certain long-lived assets employed in the business and, in certain instances shortened the expected useful life of the assets based on changes in their expected use. When we determine that the useful lives of assets are shorter than we had originally estimated, we record additional depreciation to reflect the assets’ new shorter useful lives. Severance and other related costs and asset-related charges are reflected within our consolidated statement of income as a component of total restructuring charges incurred. Actual results may differ from these estimates. For a more detailed description of our recent restructuring efforts, please read Note 3, Restructuring, to these consolidated financial statements.

Earnings per Share

Basic earnings per share is computed using the two-class method. Under the two-class method, undistributed net income is allocated to common stock and participating securities based on their respective rights to share in dividends. We have determined that our preferred shares meet the definition of participating securities, and have allocated a portion of net income to our preferred shares on a pro rata basis. Net income allocated to preferred shares is excluded from the calculation of basic earnings per share. For basic earnings per share, net income available to holders of common stock is divided by the weighted average number of shares of common stock outstanding. For purposes of calculating diluted earnings per share, net income is adjusted for the after-tax amount of net income allocable to preferred shares, and the denominator includes both the weighted average number of shares of common stock outstanding and potential dilutive shares of common stock from stock options, unvested restricted stock awards, restricted stock units and other convertible securities, to the extent they are dilutive.

New Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (ASU 2010-017). ASU 2010-017 provides guidance in applying the milestone method of revenue recognition to research or development arrangements. Under this guidance management may recognize revenue contingent upon the achievement of a milestone in its entirety, in the period in which the milestone is achieved, only if the milestone meets all the criteria within the guidance to be considered substantive. This ASU is effective on a prospective basis for research and development milestones achieved in fiscal years, beginning on or after June 15, 2010, which for Biogen Idec means fiscal 2011. Early adoption is permitted; however, we have elected to implement ASU 2010-17 prospectively, and as a result, the effect of this guidance will be limited to future transactions. We do not expect adoption of this standard to have a material impact on our financial position or results of operations as we have no material research and development arrangements which will be accounted for under the milestone method.

In December 2010, the FASB issued ASU No. 2010-027, Fees Paid to the Federal Government by Pharmaceutical Manufacturers (ASU 2010-027). ASU 2010-027 provides guidance concerning the recognition and classification of the new annual fee payable by branded prescription drug manufactures and importers on branded prescription drugs which was mandated under the health care reform legislation enacted in the U.S. in March 2010. Under this new accounting standard, the annual fee would be presented as a component of operating expenses and

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized over the calendar year such fees are payable using a straight-line method of allocation unless another method better allocates the fee over the calendar year. This ASU is effective for calendar years beginning on or after December 31, 2010, when the fee initially becomes effective, which for Biogen Idec is fiscal 2011. As this standard relates only to classification, the adoption of this accounting standard will not have an impact on our financial position or results of operations.

2.	Acquisitions

Acquisition of Panima Pharmaceuticals AG

On December 17, 2010, we completed our acquisition of 100% of the stock of Panima Pharmaceuticals AG (Panima), an affiliate of Neurimmune AG. The purchase price is comprised of a $32.5 million cash payment, plus contingent consideration in the form of development milestones up to $395.0 million in cash. Panima is a business involved in the discovery of antibodies designed to treat neurological disorders. The acquisition was funded from our existing cash on hand and has been accounted for as the acquisition of a business. In addition to acquiring 100% of the stock of the entity and obtaining the rights to three antibodies, we have obtained the services of key employees focused on these activities and acquired certain tangible fixed assets. Panima has also entered into an operating lease for lab and office space as well as a related contract services agreement with Neurimmune AG for the development of the acquired antibodies.

As of the acquisition date, we have recorded a liability of $81.2 million respresenting the fair value of the contingent consideration. This amount was estimated through a valuation model that incorporated industry based probability weighted assumptions related to the achievement of these milestones and thus the likelihood of us making payments. These cash outflow projections have been discounted using a rate of 6.1%, which is the cost of debt financing for market participants. This fair value measurement is based on significant inputs not observable in the market and therefore represents a Level 3 measurement.

The purchase price consists of the following:

(In millions)

Cash portion of consideration	$32.5
Contingent consideration	$81.2

Total purchase price	$113.7

We have allocated the purchase price to the following separately identifiable assets and liabilities assumed as of December 17, 2010:

(In millions)

In process research and development	$110.9
Goodwill	25.6
Deferred tax liability	(23.7)
Other, net	0.9

Total purchase price	$113.7

The goodwill recognized is largely attributable to establishing a deferred tax liability for the acquired IPR&D intangible asset, which is not deductible for income tax purposes.

The amount allocated to acquired IPR&D represents the fair value of such IPR&D programs, which were determined based on comparable transactions and a risk-adjusted estimate of cash flows utilizing a discount rate of 17.5%. One program is expected to be completed in 2019 at a cost of approximately $391.0 million and the other two programs are expected to be completed beginning in 2021 at a cost of approximately $788.0 million. This fair

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value measurement is based on significant inputs not observable in the market and thus represents a Level 3 fair value measurement.

Our results of operations include the results of Panima following the acquisition date. Separate pro forma financial information has not been provided as pro forma amounts approximate amounts reported for 2010.

In 2007, we entered into a collaboration agreement with Neurimmune SubOne AG, a subsidiary of Neurimmune AG, for the development and commercialization of antibodies for the treatment of Alzheimer’s disease. For a more detailed description of our collaboration agreement with Neurimmune, please read Note 18, Variable Interest Entities to these consolidated financial statements.

Acquisition of Biogen Idec Hemophilia Inc.

In connection with our acquisition of Biogen Idec Hemophilia Inc. (BIH), formerly Syntonix Pharmaceuticals, Inc. (Syntonix), in January 2007, we agreed to make additional future consideration payments based upon the achievement of certain milestone events associated with the development of BIH’s lead product, long-lasting recombinant Factor IX, a product for the treatment of hemophilia B. One of these milestones was achieved when, in January 2010, we initiated patient enrollment in a registrational trial of Factor IX. As a result of the achievement of this milestone, we paid approximately $40.0 million to the former shareholders of Syntonix. We recorded this payment as a charge to acquired in process research and development within our consolidated statements of income in accordance with the accounting standard applicable to business combinations when we acquired BIH.

3.	Restructuring

On November 3, 2010, we announced a number of strategic, operational and organizational initiatives designed to provide a framework for the future growth of our business, which are summarized as follows:

•	We intend to focus our business on neurology and leverage our strengths in biologics research, development and manufacturing to pursue select biological therapies where there is a significant unmet need and where the drug candidate has the potential to be highly differentiated. Accordingly, during the fourth quarter of 2010, we began to reallocate resources within our research and development organization to maximize our investment in our highest-potential programs. As a result, we have terminated or are in the process of discontinuing certain research and development programs, including substantially all of our oncology programs (which we are looking to spin out or out-license), our cardiovascular programs and select neurology and immunology programs. In addition, we have substantially reduced our small molecule discovery activities in favor of outsourcing these efforts.

•	We are in the process of vacating the San Diego, California facility and consolidating our Massachusetts facilities. In October 2010, we sold the San Diego facility and agreed to lease back the facility for a period of 15 months. For a more detailed description of these transactions, please read Note 10, Property, Plant and Equipment to these consolidated financial statements.

•	We eliminated our RITUXAN oncology and rheumatology sales force and Genentech, Inc., a wholly-owned member of the Roche Group, has assumed sole responsibility for the U.S. sales and marketing efforts related to RITUXAN.

•	We are in the process of completing a 13% reduction in workforce and realigning our overall structure to become a more efficient and cost-effective organization. The workforce reduction spans our sales, research and development and administrative functions.

We expect to incur total restructuring charges of approximately $110.0 million, comprised of approximately $90.0 million for workforce reduction and $20.0 million for facility consolidation.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognized $75.2 million of these charges within our consolidated statement of income during 2010, which are summarized as follows:

For the Year Ended
(In millions)	December 31, 2010

Workforce reduction	$67.2
Facility consolidation	8.0

Total restructuring charges	$75.2

We expect that our restructuring effort will be substantially completed, and that substantially all of the remaining restructuring charges will be incurred by the end of 2011.

Costs associated with our workforce reduction primarily relate to employee severance and benefits. Facility consolidation costs are primarily comprised of charges associated with the closing of facilities, related lease obligations and additional depreciation recognized when the expected useful lives of certain assets have been shortened due to the consolidation and closing of related facilities and the discontinuation of certain research and development programs.

The following table summarizes the charges and spending related to our restructuring efforts during 2010:

	Workforce	Facility
(In millions)	Reduction	Consolidation	Total

Reserves established	$67.2	$8.0	$75.2
Amounts paid	(6.6)	—	(6.6)
Additional depreciation and other non-cash charges	—	(2.2)	(2.2)

Restructuring reserves at December 31, 2010	$60.6	$5.8	$66.4

We expect that substantially all remaining payments will be made, by the end of 2011.

4.	Revenue Reserves

Reserves for Discounts and Allowances

An analysis of the amount of, and change in, reserves is summarized as follows:

		Contractual
(In millions)	Discounts	Adjustments	Returns	Total

2010
Beginning balance	$13.9	$70.3	$18.9	$103.1
Current provisions relating to sales in current year	80.6	285.0	16.1	381.7
Adjustments relating to prior years	(2.7)	(2.4)	(1.8)	(6.9)
Payments/returns relating to sales in current year	(68.7)	(184.3)	(0.8)	(253.8)
Payments/returns relating to sales in prior years	(9.2)	(61.6)	(11.3)	(82.1)

Ending balance	$13.9	$107.0	$21.1	$142.0

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Contractual
(In millions)	Discounts	Adjustments	Returns	Total

2009
Beginning balance	$9.2	$48.1	$18.1	$75.4
Current provisions relating to sales in current year	74.0	192.5	15.8	282.3
Adjustments relating to prior years	—	—	0.8	0.8
Payments/returns relating to sales in current year	(60.8)	(124.4)	(0.6)	(185.8)
Payments/returns relating to sales in prior years	(8.5)	(45.9)	(15.2)	(69.6)

Ending balance	$13.9	$70.3	$18.9	$103.1

		Contractual
(In millions)	Discounts	Adjustments	Returns	Total

2008
Beginning balance	$6.4	$33.1	$20.4	$59.9
Current provisions relating to sales in current year	67.1	150.6	14.7	232.4
Adjustments relating to prior years	—	(1.6)	(2.5)	(4.1)
Payments/returns relating to sales in current year	(57.8)	(101.2)	(0.1)	(159.1)
Payments/returns relating to sales in prior years	(6.5)	(32.8)	(14.4)	(53.7)

Ending balance	$9.2	$48.1	$18.1	$75.4

The total reserves above, included in our consolidated balance sheets, are summarized as follows:

	As of December 31,
(In millions)	2010	2009

Reduction of accounts receivable	$36.7	$43.3
Current liability	105.3	59.8

Total reserves	$142.0	$103.1

Healthcare Reform

In 2010, healthcare reform legislation was enacted in the U.S. This legislation contains several provisions that affected our business and our accounting estimates. Although many provisions of the new legislation do not take effect immediately, several provisions became effective in 2010. These include (1) an increase in the minimum Medicaid rebate to states participating in the Medicaid program from 15.1% to 23.1% on our branded prescription drugs; (2) the extension of the Medicaid rebate to Managed Care Organizations that dispense drugs to Medicaid beneficiaries; and (3) the expansion of the 340(B) PHS drug pricing program, which provides outpatient drugs at reduced rates, to include additional hospitals, clinics, and healthcare centers. These incremental discounts have been factored into determining the amount and timing of our revenues on sales to certain customers and are based upon several assumptions about the implementation of this new legislation. Our estimates are based upon our knowledge of current events and actual results may ultimately differ from these estimates.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventory

The components of inventory are summarized as follows:

	As of December 31,
(In millions)	2010	2009

Raw materials	$59.0	$49.2
Work in process	142.2	174.0
Finished goods	87.9	70.8

Total inventory	$289.1	$294.0

The components of inventory by product are summarized as follows:

	As of December 31,
(In millions)	2010	2009

AVONEX	$87.0	$76.8
TYSABRI	117.0	144.0
Other	26.1	24.0

Total finished goods and work in process	$230.1	$244.8

Raw materials	59.0	49.2

Total inventory	$289.1	$294.0

Amounts written-down down related to unmarketable inventory were as follows:

	For the Years Ended
	December 31,
(In millions)	2010	2009	2008

Write-downs of unmarketable inventory	$11.8	$16.9	$29.8

6.	Intangible Assets and Goodwill

In December 2010, we completed our acquisition of Panima and allocated a portion of the total purchase price as follows: $110.9 million to IPR&D and $25.6 million to goodwill. For a more detailed description of this transaction, please read Note 2, Acquisitions to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of December 31, 2010			As of December 31, 2009
	Estimated		Accumulated			Accumulated
(In millions)	Life	Cost	Amortization	Net	Cost	Amortization	Net

Intangible assets:
Out-licensed patents	12 years	$578.0	$(350.2)	$227.8	$578.0	$(306.0)	$272.0
Core developed technology	15-23 years	3,005.3	(1,636.9)	1,368.4	3,005.3	(1,472.4)	1,532.9
In process research and development	up to 15 years upon commercialization	110.9	—	110.9	—	—	—
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed patents	14 years	3.0	(1.3)	1.7	3.0	(1.1)	1.9
Assembled workforce	4 years	2.1	(2.1)	—	2.1	(1.8)	0.3
Distribution rights	2 years	12.7	(12.7)	—	12.7	(12.7)	—

Total intangible assets		$3,776.0	$(2,003.2)	$1,772.8	$3,665.1	$(1,794.0)	$1,871.1

Other than the amounts recorded in connection with our acquisition of Panima, intangible assets were unchanged as of December 31, 2010, as compared to December 31, 2009, exclusive of the impact of amortization. Our most significant intangible asset is the core technology related to our AVONEX product. The net book value of this asset as of December 31, 2010 and 2009 was $1,354.3 million and $1,516.7 million, respectively.

Amortization of acquired intangible assets totaled $208.9 million, $289.8 million and $332.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. Based upon our most recent analysis, amortization of intangible assets included within our consolidated balance sheet as of December 31, 2010, is expected to be in the range of approximately $170.0 million to $210.0 million annually through 2015.

Goodwill

The following table provides a roll forward of the changes in goodwill:

	As of December 31,
(In millions)	2010	2009

Goodwill:
Beginning balance	$1,138.6	$1,138.6
Goodwill acquired during the year	25.6	—
Other	(17.9)	—

Ending balance	$1,146.3	$1,138.6

During 2010, we recorded a decrease to goodwill of $17.9 million to establish a deferred tax asset that existed at the time of the merger of Biogen, Inc and IDEC Pharmaceuticals Corporation in 2003.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Fair Value Measurements

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

We validate the prices provided by our third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of December 31, 2010 and December 31, 2009.

Our strategic investments in publicly traded equity securities are classified as Level 1 assets as their fair values are readily determinable and based on quoted market prices.

We also maintain certain investments classified as Level 3 whose fair value is initially measured at transaction prices and subsequently valued using the pricing of recent financing or by reviewing the underlying economic fundamentals and liquidation value of the companies. Our venture capital investments are the only investments for which we used Level 3 inputs to determine the fair value and represented approximately 0.3% of our total assets as of both December 31, 2010 and December 31, 2009. These investments include investments in certain biotechnology oriented venture capital funds which primarily invest in small privately-owned, venture-backed biotechnology companies. The fair value of our investments in these venture capital funds has been estimated using the net asset value of the fund. The investments cannot be redeemed within the funds. Distributions from each fund will be received as the underlying investments of the fund are liquidated. The funds and therefore a majority of the underlying assets of the funds will not be liquidated in the near future. The underlying assets in these funds are initially measured at transaction prices and subsequently valued using the pricing of recent financings or by reviewing the underlying economic fundamentals and liquidation value of the companies that the funds invest in. We apply judgments and estimates when we validate the prices provided by third parties. While we believe the valuation methodologies are appropriate, the use of valuation methodologies is highly judgmental and changes in methodologies can have a material impact on our results of operations. Gains and losses (realized and unrealized) included in earnings for the period are reported in other income (expense), net.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

		Quoted	Significant
		Prices	Other	Significant
	As of	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
(In millions)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$651.8	$—	$651.8	$—
Marketable debt securities:
Corporate debt securities	313.0	—	313.0	—
Government securities	785.3	—	785.3	—
Mortgage and other asset backed securities	92.9	—	92.9	—
Strategic investments	44.8	44.8	—	—
Venture capital investments	20.8	—	—	20.8
Derivative contracts	1.3	—	1.3	—
Plan assets for deferred compensation	13.0	—	13.0	—

Total	$1,922.9	$44.8	$1,857.3	$20.8

Liabilities:
Derivative contracts	$12.2	$—	$12.2	$—
Contingent consideration (Note 2)	81.2	—	—	81.2

Total	$93.4	$—	$12.2	$81.2

		Quoted	Significant
		Prices	Other	Significant
	As of	in Active	Observable	Unobservable
	December 31,	Markets	Inputs	Inputs
(In millions)	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$476.4	$—	$476.4	$—
Marketable debt securities:
Corporate debt securities	504.1	—	504.1	—
Government securities	1,133.5	—	1,133.5	—
Mortgage and other asset backed securities	238.3	—	238.3	—
Strategic investments	5.9	5.9	—	—
Venture capital investments	21.9	—	—	21.9
Derivative contracts	15.8	—	15.8	—
Plan assets for deferred compensation	13.6	—	13.6	—

Total	$2,409.5	$5.9	$2,381.7	$21.9

Liabilities:
Derivative contracts	11.1	—	11.1	—

Total	$11.1	$—	$11.1	$—

In addition to the assets and liabilities measured at fair value on a recurring basis, as included with the tables above, during the fourth quarter of 2010 we recognized a Level 3 asset related to IPR&D as well as a Level 3

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contingent consideration liability upon our acquisition of Panima on December 17, 2010. There has been no significant change in the valuation of this liability from the acquisition date through December 31, 2010. For a more detailed discussion of our valuation of this asset, please read Note 2, Acquisitions to these consolidated financial statements.

The following table provides a roll forward of the fair value of our venture capital investments, which are all Level 3 assets:

	As of December 31,
(In millions)	2010	2009

Beginning balance	$21.9	$23.9
Total net unrealized gains (losses) included in earnings	(2.1)	(3.6)
Net purchases, issuances, and settlements	1.0	1.6

Ending balance	$20.8	$21.9

The fair values of our debt instruments, which are all Level 2 liabilities, are summarized as follows:

	As of December 31,
(In millions)	2010	2009

Credit line from Dompé	$8.1	$17.2
Notes payable to Fumedica	24.2	31.3
6.0% Senior Notes due 2013	485.5	475.7
6.875% Senior Notes due 2018	618.0	589.1

Total fair value	$1,135.8	$1,113.3

The fair values of our credit line from Dompé and our note payable to Fumedica were estimated using market observable inputs. The fair value of our Senior Notes was determined through market, observable and corroborated sources.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Financial Instruments

Marketable Securities, including Strategic Investments

The following tables summarize our marketable securities and strategic investments:

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of December 31, 2010 (In millions):	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$93.2	$0.1	$—	$93.1
Non-current	219.8	2.1	(0.5)	218.2
Government securities
Current	352.8	0.2	—	352.6
Non-current	432.5	0.6	(0.6)	432.5
Mortgage and other asset backed securities
Current	2.1	—	—	2.1
Non-current	90.8	0.5	(0.2)	90.5

Total available-for-sale securities	$1,191.2	$3.5	$(1.3)	$1,189.0

Other Investments
Strategic investments, non-current	$44.8	$17.5	$—	$27.3

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of December 31, 2009 (In millions):	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$177.2	$1.5	$—	$175.7
Non-current	326.9	5.7	(0.3)	321.5
Government securities
Current	501.6	1.2	—	500.4
Non-current	631.9	4.1	(0.5)	628.3
Mortgage and other asset backed securities
Current	3.0	0.1	—	2.9
Non-current	235.3	4.1	(0.5)	231.7

Total available-for-sale securities	$1,875.9	$16.7	$(1.3)	$1,860.5

Other Investments
Strategic investments, non-current	$5.9	$2.7	$(0.3)	$3.5

In the tables above, as of December 31, 2010 and 2009, government securities included $163.5 million and $298.8 million, respectively, of Federal Deposit Insurance Corporation (FDIC) guaranteed senior notes issued by financial institutions under the Temporary Liquidity Guarantee Programs.

Certain commercial paper and short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the accompanying consolidated balance sheets and are not included in the tables above. As of December 31, 2010 and 2009, such commercial paper and CDs, including accrued interest, had

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fair and carrying values of $30.0 million and $76.9 million, respectively, and short-term debt securities had fair and carrying values of $621.8 million and $399.5 million, respectively.

Summary of Contractual Maturities: Available-for-Sale Securities

The estimated fair value and amortized cost of our marketable securities, excluding strategic investments, available-for-sale by contractual maturity are summarized as follows:

	As of December 31, 2010		As of December 31, 2009
	Estimated	Amortized	Estimated	Amortized
(In millions)	Fair Value	Cost	Fair Value	Cost

Due in one year or less	$448.1	$447.8	$522.0	$519.5
Due after one year through five years	664.1	662.4	1,143.7	1,133.4
Due after five years	79.0	78.8	210.2	207.6

Total available-for-sale securities	$1,191.2	$1,189.0	$1,875.9	$1,860.5

The average maturity of our marketable securities as of December 31, 2010 and 2009 was 11 months and 15 months, respectively.

Proceeds from Maturities and Sales of Marketable Securities, excluding Strategic Investments

The proceeds from maturities and sales of marketable securities, excluding strategic investments, and resulting realized gains and losses, are summarized as follows:

	For the Years Ended December 31,
(In millions)	2010	2009	2008

Proceeds from maturities and sales	$2,668.7	$3,319.0	$2,941.1
Realized gains	$18.8	$19.8	$15.9
Realized losses	$2.5	$4.0	$17.0

Proceeds were generally reinvested. Realized losses for the year ended December 31, 2010, primarily relate to the sale of agency mortgage-backed securities and corporate debt securities. Realized losses for the year ended December 31, 2009 and 2008, primarily relate to losses on the sale of non-agency mortgage-backed securities and corporate debt securities.

Strategic Investments

In 2010, we sold one strategic investment for $1.8 million, which resulted in an insignificant loss. In 2009 we sold two strategic investments for $5.9 million, which resulted in a $3.0 million gain. In 2008, we did not sell any portion of our strategic investments. Strategic investments are included in investments and other assets on the accompanying consolidated balance sheets.

In addition to the strategic investments and venture capital investments noted in Note 7, Fair Value Measurements to these consolidated financial statements, we hold other investments in equity securities of certain privately-owned biotechnology companies and biotechnology oriented venture capital funds accounted for using the cost method. The cost basis of these securities as of December 31, 2010 and 2009 is $35.0 million and $73.9 million, respectively. These securities are also included in investments and other assets on the accompanying consolidated balance sheets.

Impairments

Prior to the adoption of new accounting standards for the recognition, measurement and presentation of other-than-temporary impairments in April 2009, we recognized all other-than-temporary impairment amounts related to our marketable debt securities in earnings as required under the previously effective guidance which

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required that management assert that it had the ability and intent to hold a debt security until maturity or until we recovered the cost of our investment.

In 2010, 2009 and 2008, we recognized $16.6 million, $3.8 million, and $16.3 million, in charges, respectively, for the impairment of publicly-held strategic investments and for declines in value of funds that were determined to be other-than-temporary.

In 2010, 2009 and 2008, we recorded $4.1 million, $3.2 million, and $2.3 million, respectively, in charges for the impairment for certain investments in privately-held companies and declines in value of funds recorded under the cost method that were determined to be other-than-temporary.

In 2009, we recognized $3.6 million in charges for the other-than-temporary impairment on marketable debt securities. For 2008, we recognized $41.7 million in charges for the other-than-temporary impairment of marketable debt securities primarily related to mortgage and asset-backed securities.

9.	Derivative Instruments

Foreign Currency Forward Contracts

Due to the global nature of our operations, portions of our revenues are in currencies other than the U.S. dollar. The value of revenues measured in U.S. dollars is therefore subject to changes in currency exchange rates. In order to mitigate the impact of fluctuations in currency exchange rates we use foreign currency forward contracts to lock-in the foreign exchange rates associated with a portion of our forecasted international revenues.

Foreign currency forward contracts in effect as of December 31, 2010 and 2009 had durations of 1 to 12 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.

The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenue is summarized as follows:

	Notional Amount
	As of December 31,
Foreign Currency: (In millions)	2010	2009

Euro	$460.3	$495.9
Canadian dollar	24.0	22.3
Swedish krona	9.9	—

Total foreign currency forward contracts	$494.2	$518.2

The portion of the fair value of these contracts that was included in accumulated other comprehensive income (loss) within total equity reflected losses of $11.0 million and gains of $1.2 million as of December 31, 2010 and 2009, respectively. We expect all contracts to be settled over the next 12 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of December 31, 2010 and 2009, respectively, credit risk did not materially change the fair value of our foreign currency forward contracts.

In relation to our foreign currency forward contracts, we recognized in other income (expense) net gains of $0.4 million and net losses of $1.1 million and $0.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, due to hedge ineffectiveness.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, for the year ended December 31, 2010, we recognized in product revenue $45.7 million of net gains compared to net losses of $49.7 million and $8.5 million, for the years ended December 31, 2009 and 2008, respectively, for the settlement of certain effective cash flow hedge instruments. These settlements were recorded in the same period as the related forecasted revenue.

Summary of Derivatives Designated as Hedging Instruments

The following table summarizes the fair value and presentation in the consolidated balance sheets for derivatives designated as hedging instruments:

		Fair Value
(In millions)	Balance Sheet Location	As of December 31, 2010

Foreign Currency Contracts
Asset derivatives	Other current assets	$—
Liability derivatives	Accrued expenses and other	$11.0

		Fair Value
(In millions)	Balance Sheet Location	As of December 31, 2009

Foreign Currency Contracts
Asset derivatives	Other current assets	$10.8
Liability derivatives	Accrued expenses and other	$9.8

The following table summarizes the effect of derivatives designated as hedging instruments on the consolidated statements of income:

	Amount		Amount
	Recognized in		Reclassified from
	Accumulated Other		Accumulated Other
	Comprehensive		Comprehensive
	Income (Loss)		Income (Loss)		Amount of
	on Derivative	Income Statement	into Income	Income Statement	Gain/(Loss)
	Gain/(Loss)	Location	Gain/(Loss)	Location	Recorded
For the Years Ended (In millions)	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

December 31, 2010:
Foreign currency contracts	$(11.0)	Revenue	$45.7	Other income (expense)	$0.4
December 31, 2009:
Foreign currency contracts	$1.2	Revenue	$(49.7)	Other income (expense)	$(1.1)
December 31, 2008:
Foreign currency contracts	$(44.1)	Revenue	$(8.5)	Other income (expense)	$0.2
Interest rate swap	$—	Interest expense	$—	Interest expense	$(8.9)

Other Derivatives

We also enter into other foreign currency forward contracts, usually with one month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions. The aggregate notional amount of our outstanding foreign currency contracts was $160.8 million and $188.0 million as of December 31, 2010 and 2009, respectively. The fair value of these contracts was a net asset of $0.1 million as of December 31, 2010 compared to a net asset of $3.8 million as of December 31, 2009. Net gains of $6.0 million and $2.5 million related to these contracts were recognized as a component of other income (expense), net, for years ended December 31, 2010 and 2009, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps

In connection with the issuance of our 6.875% Senior Notes in March 2008, we entered into interest rate swap contracts with an aggregate notional amount of $550.0 million. We terminated these interest rate swaps in December 2008 and received $53.9 million upon settlement. In the year ended December 31, 2008, we recognized a net loss of $8.9 million in earnings due to hedge ineffectiveness.

Upon termination of the interest rate swaps in December 2008, the carrying amount of the 6.875% Senior Notes increased $62.8 million. This amount will be recognized as a reduction of interest expense and amortized using the effective interest rate method over the remaining life of the 6.875% Senior Notes. In 2010 and 2009, approximately $5.7 million and $5.4 million, respectively, was recorded as a reduction of interest expense.

10.	Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Components of property, plant and equipment, net are summarized as follows:

	As of December 31,
(In millions)	2010	2009

Land	$107.6	$111.2
Buildings	670.2	669.7
Leasehold improvements	100.8	73.1
Machinery and equipment	576.0	534.0
Computer software and hardware	392.8	334.2
Furniture and fixtures	54.5	50.7
Construction in progress	506.9	506.7

Total cost	2,408.8	2,279.6

Less: accumulated depreciation	(767.2)	(642.5)

Total property, plant and equipment, net	$1,641.6	$1,637.1

Depreciation expense was $144.9 million, $137.9 million, and $129.1 million for 2010, 2009, and 2008, respectively.

Hillerød, Denmark Facility

As of December 31, 2010 and 2009, the construction in progress balance related to the construction of our large-scale biologic manufacturing facility in Hillerød, Denmark totaled $440.2 million and $441.2 million, respectively. In connection with our construction of this facility, we capitalized approximately $28.4 million, $28.4 million and $23.2 million of interest costs to construction in progress for 2010, 2009 and 2008, respectively.

This facility is intended to manufacture large molecule products. Recent manufacturing improvements have resulted in favorable production yields on TYSABRI, that along with slower than expected TYSABRI growth, have reduced our expected capacity requirements. As a result, we plan to delay the start of manufacturing activities at this site until additional capacity is required by the business and stop further validation once operational qualification activities are completed in the first half of 2011.

San Diego Facility

On October 1, 2010, we sold the San Diego facility, which is comprised of 43 acres of land and buildings totaling approximately 355,000 square feet of laboratory and office space, for cash proceeds, net of transaction costs, of approximately $127.0 million. We had an option to cause the buyer to construct a 160,000 square foot

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

office and laboratory facility in San Diego which we would lease for a term of 10 years, which was not exercised and expired on November 1, 2010. As part of this transaction, we have also agreed to lease back the San Diego facility for a period of 15 months. We are accounting for this transaction as a financing arrangement.

We have determined that the transaction does not qualify as a sale due to our continuing involvement under the leaseback terms. Accordingly, the facility assets remain classified as held for use and their carrying value is reflected as a component of property, plant and equipment, net within our consolidated balance sheet as of December 31, 2010. We have not recognized a loss or impairment charge related to the San Diego facility.

The net carrying amounts of the major classes of assets are summarized as follows:

As of
December 31,
(In millions)	2010

Land	$45.7
Buildings	73.0
Furniture and fixtures	2.1
Machinery and equipment	5.6

Total cost	$126.4

In January 2011, we entered into an agreement to terminate our 15 month lease of the San Diego facility. Under the terms of this agreement, we will continue to make monthly rental payments through August 31, 2011 and will have no continuing involvement or remaining obligation after that date. Once the lease arrangement has concluded we will account for the San Diego facility as a sale of property. We are scheduled to incur debt service payments and interest totaling approximately $6.9 million over the term of the revised leaseback period.

Other

In November 2010, we decided to close the facility in San Diego, California and consolidate our Massachusetts facilities. If we decide to further consolidate, co-locate or dispose of certain aspects of our business operations, for strategic or other operational reasons, we may dispose of one or more of our properties. If we determine that the fair value of any of our owned properties, including any properties we may classify as held for sale, is lower than their book value or we cannot recover the net book value of these assets, we may incur impairment charges which could be significant. In addition, if we decide to fully or partially vacate a leased property, we may incur significant cost, including lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Indebtedness

Our indebtedness is summarized as follows:

	As of December 31,
(In millions)	2010	2009

Current portion:
Note payable to Fumedica	$3.3	$11.2
Credit line from Dompé	8.0	8.6
Financing arrangement for the sale of the San Diego facility	125.9	—

Current portion of notes payable, line of credit and other financing arrangements	$137.2	$19.8

Non-current portion:
6.0% Senior notes due 2013	$449.8	$449.6
6.875% Senior notes due 2018	597.9	603.2
Note payable to Fumedica	18.7	18.8
Credit line from Dompé	—	8.6

Non-current portion of notes payable and line of credit	$1,066.4	$1,080.2

The following is a summary description of our principal indebtedness as of December 31, 2010:

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

Upon the issuance of the debt we entered into interest rate swap contracts where we received a fixed rate and paid a variable rate, as further described in Note 9, Derivative Instruments to these consolidated financial statements. These contracts were terminated in December 2008. Upon termination of these swaps, the carrying amount of the 6.875% Senior Notes due in 2018 was increased by $62.8 million and is being amortized using the effective interest rate method over the remaining life of the Senior Notes and is being recognized as a reduction of interest expense. As of December 31, 2010, there is $51.4 million remaining to be amortized.

Revolving Credit Facility

We have a $360.0 million senior unsecured revolving credit facility, which may be used for future working capital and general corporate purposes. The facility terminates in June 2012. During 2010, 2009 and 2008 there were no borrowings under this credit facility and we were in compliance with all applicable covenants.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Biogen-Dompé

As of December 31, 2010 and 2009, Biogen-Dompé SRL, a consolidated joint venture, has a loan balance of 6.0 million Euros ($8.0 million) and 12.0 million Euros ($17.2 million), respectively. These balances represent a line of credit from us and Dompé Farmaceutici SpA, half of which has been eliminated for purposes of presenting our consolidated financial position as it is an intercompany loan. Borrowings under this line of credit are to be made equally between the partners, with any repayments paid in a similar manner. The interest rate on the line of credit is the three month Euro LIBOR plus 150 basis points and was 2.4% and 2.2% as of December 31, 2010 and 2009, respectively. The interest rate is reset quarterly and payable quarterly in arrears. Any borrowing on the line of credit is due, in full, on December 1, 2011.

Notes Payable to Fumedica

In connection with our 2006 distribution agreement with Fumedica, we issued notes totaling 61.4 million Swiss Francs which were payable to Fumedica in varying amounts from June 2008 through June 2018. In June 2010, we repaid 12.0 million Swiss Francs ($10.3 million) of the outstanding amount. As of December 31, 2010, our remaining note payable to Fumedica has a present value of 20.7 million Swiss Francs ($22.0 million) and remains payable in a series of payments through June 2018.

Financing Arrangement

As described in Note 10, Property, Plant & Equipment to these consolidated financial statements, on October 1, 2010, we sold the San Diego facility and agreed to lease back the facility for a period of 15 months. We have accounted for these transactions as a financing arrangement and recorded an obligation of $127.0 million on that date, reflecting cash proceeds received net of transaction costs. As of December 31, 2010, our remaining obligation was $125.9 million, which is reflected as a component of current portion of notes payable, line of credit and other financing arrangements within our consolidated balance sheet. In January 2011, we entered into an agreement to terminate our 15 month lease of the San Diego facility. Under the terms of this agreement, we will continue to make monthly rental payments through August 31, 2011 and will have no continuing involvement or remaining obligation after that date. Once the lease arrangement has concluded we will account for the San Diego facility as a sale of property. We are scheduled to incur debt service payments and interest totaling approximately $6.9 million over the term of the revised leaseback period.

Debt Maturity

Our total debt, excluding the San Diego financing arrangement, matures as follows:

(In millions)	As of December 31, 2010

2011	$11.4
2012	3.4
2013	453.4
2014	3.4
2015	3.4
2016 and thereafter	560.2

Total	$1,035.2

The fair value of our debt is disclosed in Note 7, Fair Value Measurements to these consolidated financial statements.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Equity

Preferred Stock

The following table describes the number of shares authorized, issued and outstanding of our preference stock as of December 31, 2010 and 2009:

	As of December 31, 2010			As of December 31, 2009
(In thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding

Series A	1,750	8	8	1,750	8	8
Series X junior participating	1,000	—	—	1,000	—	—
Undesignated	5,250	—	—	5,250	—	—

Total preferred stock	8,000	8	8	8,000	8	8

We have 8,000,000 shares of Preferred Stock authorized, of which 1,750,000 shares have been designated as Series A Preferred Stock and 1,000,000 shares have been designated as Series X Junior Participating Preferred Stock. The shares may be issued without a vote or action of stockholders from time to time in classes or series with the designations, powers, preferences, and the relative, participating, optional or other special rights of the shares of each such class or series and any qualifications, limitations or restrictions thereon as set forth in the instruments governing such shares. Any such Preferred Stock may rank prior to common stock as to dividend rights, liquidation preference or both, and may have full or limited voting rights and may be convertible into shares of common stock. As of December 31, 2010, 2009 and 2008, there were 8,221 shares of Series A Preferred Stock issued and outstanding. These shares carry a liquidation preference of $67 per share and are convertible into 60 shares of common stock per share of Preferred Stock. No other shares of Preferred Stock are issued and outstanding as of December 31, 2010 and 2009.

Common Stock

The following table describes the number of shares authorized, issued and outstanding of our common stock as of December 31, 2010 and 2009:

	As of December 31, 2010			As of December 31, 2009
(In thousands)	Authorized	Issued	Outstanding	Authorized	Issued	Outstanding

Common stock	1,000,000	248,200	240,538	1,000,000	288,494	274,855

Share Repurchases

During 2010, we repurchased approximately 40.3 million shares of common stock at a cost of approximately $2.1 billion under our 2010 and 2009 share repurchase authorizations. We retired all of these shares as they were acquired. In connection with this retirement, in accordance with our policy, we recorded an approximately $2.1 billion reduction in additional paid-in-capital. The 2010 and 2009 share repurchase programs were completed during the third and first quarters of 2010, respectively.

Stockholder Rights Plan

In January 2009, we terminated our stockholders rights plan. The plan was adopted in 1997 and scheduled to expire in 2011. Under the rights plan, each share of our common stock had one “right” attached to it that entitled the holder to purchase our Series X Junior Participating Preferred Stock under the circumstances specified in the rights plan. No rights are outstanding or exercisable following termination of the plan.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consisted of the following:

	As of December 31,
(In millions)	2010	2009

Translation adjustments	$(24.4)	$35.6
Unrealized gains (losses) on securites available for sale	12.4	11.3
Unrealized gains (losses) on foreign currency forward contracts	(9.8)	1.5
Unfunded status of pension and postretirement benefit plans	0.2	2.1

Accumulated other comprehensive income (loss)	$(21.6)	$50.5

Unrealized holding gains on securities available for sale is shown net of tax of $7.3 million and $6.6 million as of December 31, 2010 and 2009, respectively. Unrealized gains (losses) on foreign currency forward contracts are shown net of tax of $1.3 million, and $0.3 million as of December 31, 2010 and 2009, respectively. The unfunded status of pension and retirement benefit plans is shown net of tax as of December 31, 2010 and 2009. Tax amounts in both years were immaterial. For discussion of the unfunded status of pension and retirement benefit plans, please read Note 23, Employee Benefit Plans to these consolidated financial statements.

Amounts comprising noncontrolling interests, as reported in our consolidated statements of equity as of December 31, 2010 and 2009 included accumulated translation adjustments of $0.2 million and $2.4 million, respectively.

Comprehensive income (loss) and its components are presented in the consolidated statements of equity.

14.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	For the Years Ended December 31,
(In millions)	2010	2009	2008

Numerator:
Net income attributable to Biogen Idec Inc.	$1,005.3	$970.1	$783.2
Adjustment for net income allocable to preferred stock	(2.0)	(1.7)	(1.3)

Net income used in calculating basic and diluted earnings per share	$1,003.3	$968.4	$781.9

Denominator:
Weighted average number of common shares outstanding	252.3	287.4	292.3
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.9	0.6	1.3
Restricted stock awards	—	—	0.1
Time-vested restricted stock units	1.6	1.4	1.3
Market stock units	0.1	—	—
Performance-vested restricted stock units settled in shares	—	0.1	—

Dilutive potential common shares	2.6	2.1	2.7

Shares used in calculating diluted earnings per share	254.9	289.5	295.0

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following amounts were not included in the calculation of net income per basic and diluted share because their effects were anti-dilutive:

	For the Years Ended December 31,
(In millions)	2010	2009	2008

Numerator:
Net income allocable to preferred stock	$2.0	$1.7	$1.3
Denominator:
Stock options	4.6	8.5	6.9
Time-vested restricted stock units	0.1	2.1	1.5
Market stock units	—	—	—
Performance-vested restricted stock units	—	0.2	—
Convertible preferred stock	0.5	0.5	0.5

Total	5.2	11.3	8.9

Earnings per share for the years ended December 31, 2010 and 2009 reflects, on a weighted average basis, the repurchase of 40.3 million shares and 16.0 million shares, respectively of our common stock under our share repurchase authorizations.

15.	Share-based Compensation

Share-based Compensation Expense

The following table summarizes share-based compensation expense included within our consolidated statements of income:

	For the Years Ended December 31,
(In millions)	2010	2009	2008

Research and development	$62.7	$60.8	$59.9
Selling, general and administrative	123.6	106.4	93.8
Restructuring charges	6.8	—	—

Subtotal	193.1	167.2	153.7
Capitalized share-based compensation costs	(3.5)	(6.3)	(7.5)

Share-based compensation expense included in total costs and expenses	189.6	160.9	146.2
Income tax effect	(60.3)	(49.4)	(45.4)

Share-based compensation expense included in net income attributable to Biogen Idec Inc.	$129.3	$111.5	$100.8

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Years Ended December 31,
(In millions)	2010	2009	2008

Stock options	$26.1	$21.6	$20.0
Market stock units	10.0	—	—
Time-vested restricted stock units	129.4	133.7	125.6
Performance-vested restricted stock units settled in shares	5.3	4.6	1.1
Performance-vested restricted stock units settled in cash	15.0	—	—
Restricted stock awards	—	—	0.5
Employee stock purchase plan	7.3	7.3	6.5

Subtotal	193.1	167.2	153.7
Capitalized share-based compensation costs	(3.5)	(6.3)	(7.5)

Share-based compensation expense included in total costs and expenses	189.6	160.9	146.2

Windfall tax benefits from vesting of stock awards, exercises of stock options and ESPP participation were $13.1 million, $3.4 million and $28.0 million in 2010, 2009 and 2008, respectively. These amounts have been calculated under the alternative transition method in accordance with U.S. GAAP.

As of December 31, 2010, unrecognized compensation cost related to unvested share-based compensation was approximately $130.5 million, net of estimated forfeitures. We expect to recognize the cost of these unvested awards over a weighted-average period of 1.3 years.

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

Directors Plan

In May 2006, our stockholders approved the 2006 Directors Plan for share-based awards to our directors. Awards granted from the 2006 Directors Plan may include stock options, shares of restricted stock, restricted stock units, stock appreciation rights and other awards in such amounts and with such terms and conditions as may be determined by a committee of our Board of Directors, subject to the provisions of the plan. We have reserved a total of 1.6 million shares of common stock for issuance under the 2006 Directors Plan. The 2006 Directors Plan provides that awards other than stock options and stock appreciation rights will be counted against the total number of shares reserved under the plan in a 1.5-to-1 ratio.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Omnibus Plans

In June 2008, our stockholders approved the 2008 Omnibus Plan for share-based awards to our employees. Awards granted from the 2008 Omnibus Plan may include stock options, shares of restricted stock, restricted stock units, performance shares, shares of phantom stock, stock appreciation rights and other awards in such amounts and with such terms and conditions as may be determined by a committee of our Board of Directors, subject to the provisions of the plan. Shares of common stock available for issuance under the 2008 Omnibus Plan consist of 15.0 million shares reserved for this purpose, plus shares of common stock that remained available for issuance under the 2005 Omnibus Plan on the date that our stockholders approved the 2008 Omnibus Plan, plus shares that are subject to awards under the 2005 Omnibus Plan which remain unissued upon the cancellation, surrender, exchange or termination of such awards. The 2008 Omnibus Equity Plan provides that awards other than stock options and stock appreciation rights will be counted against the total number of shares available under the plan in a 1.5-to-1 ratio.

Stock Options

All stock option grants to employees are for a ten-year term and generally vest one-fourth per year over four years on the anniversary of the date of grant, provided the employee remains continuously employed with us. Stock option grants to directors are for ten-year terms and generally vest as follows: (1) grants made on the date of a director’s initial election to our Board of Directors vest one-third per year over three years on the anniversary of the date of grant and (2) grants made for service on our Board of Directors vest on the first anniversary of the date of grant, provided in each case that the director continues to serve on our Board of Directors through the vesting date. Options granted under all plans are exercisable at a price per share not less than the fair market value of the underlying common stock on the date of grant. The estimated fair value of options, including the effect of estimated forfeitures, is recognized over the options’ vesting periods. The fair value of the stock options granted in 2010, 2009 and 2008 was estimated as of the date of grant using a Black-Scholes option valuation model that uses the following weighted-average assumptions:

	For the Years Ended December 31,
	2010	2009	2008

Expected option life (in years)	4.5	4.7	5.1
Expected stock price volatility	30.8%	39.3%	34.4%
Risk-free interest rate	2.0%	1.9%	2.4%
Expected dividend yield	0.0%	0.0%	0.0%
Per share grant-date fair value	$16.52	$18.00	$20.85

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our stock option activity:

		Weighted
		Average
		Exercise
(In thousands, except weighted average exercise price)	Shares	Price

Outstanding at December 31, 2007	14,900	$50.03

Granted	1,475	$60.23
Exercised	(3,769)	$41.99
Cancelled	(506)	$55.70

Outstanding at December 31, 2008	12,100	$53.53

Granted	1,031	$49.96
Exercised	(637)	$40.16
Cancelled	(1,664)	$60.74

Outstanding at December 31, 2009	10,830	$52.88

Granted	124	$57.38
Exercised	(3,455)	$46.86
Cancelled	(332)	$61.96

Outstanding at December 31, 2010	7,167	$55.43

Of the options outstanding, 6.0 million were exercisable as of December 31, 2010. The exercisable options had a weighted-average exercise price of $55.68. The aggregate intrinsic value of options exercisable as of December 31, 2010 was $69.4 million. The weighted average remaining contractual term for options exercisable as of December 31, 2010 was 3.6 years.

A total of 6.9 million vested and expected to vest options were outstanding as of December 31, 2010. These vested and expected to vest options had a weighted average exercise price of $55.48 and an aggregated intrinsic value of $81.3 million. The weighted average remaining contractual term of vested and expected to vest options as of December 31, 2010 was 4.2 years.

The total intrinsic values of options exercised in 2010, 2009 and 2008 were $50.5 million, $6.7 million and $85.1 million, respectively. The aggregate intrinsic values of options outstanding as of December 31, 2010 totaled $84.9 million. The weighted average remaining contractual term for options outstanding as of December 31, 2010 was 4.3 years.

The following table summarizes the amount of tax benefit realized for stock options and cash received from the exercise of stock options:

	For the Years Ended December 31,
(In millions)	2010	2009	2008

Tax benefit realized for stock options	$16.0	$1.5	$28.0
Cash received from the exercise of stock options	$160.0	$25.2	$158.3

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Market Stock Units

During 2010, approximately 405,000 MSUs were granted with a weighted average grant date fair value of $61.87. MSU awards vest in four equal annual increments beginning on the anniversary of the grant date. The vesting of these awards is subject to the respective employee’s continued employment. The number of MSUs reflected as granted represents the target number of units that are eligible to be earned based on the attainment of certain market-based criteria involving our stock price. The number of MSUs earned is calculated at each annual anniversary from the date of grant over the respective vesting periods, resulting in multiple performance periods. Participants may ultimately earn between 0% and 150% of the target number of units granted based on actual stock performance. Accordingly, additional MSUs may be issued or currently outstanding MSUs may be cancelled upon final determination of the number of awards earned.

We have valued the granted MSUs using a lattice model with a Monte Carlo simulation. This valuation methodology utilizes several key assumptions, including the 60 calendar day average closing stock price on grant date, expected volatility of our stock price, risk-free rates of return and expected dividend yield. The assumptions used in our valuation are summarized as follows:

Expected dividend yield	0%
Range of excepted stock price volatility	28.3% - 38.8%
Range of risk-free interest rates	0.3% - 2.0%
60 calendar day average stock price on grant date	$49.08 - $54.12

Cash Settled Performance Shares

During 2010, approximately 380,000 CSPSs were granted. CSPS awards vest in three equal annual increments beginning on the anniversary of the grant date. The vesting of these awards is subject to the respective employee’s continued employment. The number of CSPSs reflected as granted in 2010 represents the target number of units that are eligible to be earned based on the attainment of certain performance measures established at the beginning of the performance period, which ended December 31, 2010. Participants may ultimately earn between 0% and 200% of the target number of units granted based on the degree of actual performance metric achievement. Accordingly, additional CSPSs may be issued or currently outstanding CSPSs may be cancelled upon final determination of the number of units earned. CSPSs are settled in cash based on the 60 calendar day average closing stock price through each vesting date once the actual vested and earned number of units is known.

Time-Vested Restricted Stock Units (RSUs)

RSUs awarded to employees generally vest no sooner than one-third per year over three years on the anniversary of the date of grant, or upon the third anniversary of the date of the grant, provided the employee remains continuously employed with us, except as otherwise provided in the plan. Shares of our common stock will be delivered to the employee upon vesting, subject to payment of applicable withholding taxes. RSUs awarded to directors for service on our Board of Directors vest on the first anniversary of the date of grant, provided in each case that the director continues to serve on our Board of Directors through the vesting date. Shares of our common stock will be delivered to the director upon vesting and are not subject to any withholding taxes. The fair value of all RSUs is based on the market value of our stock on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes our RSU activity:

		Weighted
		Average
		Grant Date
(In thousands, except weighted average grant date fair value)	Shares	Fair Value

Unvested at December 31, 2007	4,592	$49.12

Granted	3,129	$58.42
Vested	(1,645)	$47.93
Forfeited	(499)	$53.95

Unvested at December 31, 2008	5,577	$54.26

Granted	2,674	$48.93
Vested	(2,421)	$52.08
Forfeited	(445)	$53.02

Unvested at December 31, 2009	5,385	$52.72

Granted	2,067	$54.79
Vested	(2,829)	$53.39
Forfeited	(400)	$52.93

Unvested at December 31, 2010	4,223	$53.26

Performance-Vested Restricted Stock Units (PVRSUs)

The following table summarizes our PVRSU activity:

		Weighted
		Average
		Grant Date
(In thousands, except weighted average grant date fair value)	Shares	Fair Value

Unvested at December 31, 2007	120	$51.55

Granted	—	$—
Vested	(27)	$49.33
Forfeited	(3)	$49.33

Unvested at December 31, 2008	90	$52.29

Granted	325	$49.42
Vested	(30)	$52.29
Forfeited	(97)	$51.30

Unvested at December 31, 2009	288	$49.39

Granted	4	$53.64
Vested	(129)	$49.69
Forfeited	(9)	$49.56

Unvested at December 31, 2010	154	$49.24

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grant Activity

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

Restricted Stock Awards (RSAs)

In 2005, we awarded restricted common stock to our employees under the 2005 Omnibus Plan and the 2003 Omnibus Plan. The RSAs granted under the 2003 Omnibus Plan vested in full on the third anniversary of the date of grant for employees that remained continuously employed with us through the vesting dates. The RSAs granted under the 2005 Omnibus Plan vested at a rate of approximately one-third per year over three years on the anniversary of the date of grant for employees that remained continuously employed with us through the vesting dates.

The fair value of all time-vested RSAs is based on the market value of our stock on the date of grant. Compensation expense, including the effect of forfeitures, is recognized over the applicable service period. All awards of restricted stock were fully vested as of December 31, 2008.

Employee Stock Purchase Plan (ESPP)

The following table summarizes our ESPP activity:

	For the Years Ended December 31,
(In millions)	2010	2009	2008

Shares issued under ESPP	0.6	0.6	0.5
Cash received under ESPP	$23.5	$22.6	$21.3

Other

As part of the employee severance and benefits packages offered to employees affected by our recent workforce reduction, we agreed to settle certain existing equity awards in cash, which resulted in an incremental charge of approximately $6.8 million recognized in the fourth quarter of 2010. This charge is reflected within our consolidated statement of income as a component of our total restructuring charge incurred in 2010.

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

16.	Income Taxes

Income Tax Expense

Income before income tax provision and the income tax expense consist of the following:

	For the Years Ended December 31,
(In millions)	2010	2009	2008

Income before income taxes (benefit):
Domestic	$846.4	$1,073.8	$829.2
Foreign	383.5	258.9	326.7

Total	$1,229.9	$1,332.7	$1,155.9

Income tax expense (benefit):
Current
Federal	$357.7	$439.9	$431.2
State	19.6	3.1	24.3
Foreign	35.4	50.0	49.8

Total	$412.7	$493.0	$505.3

Deferred
Federal	$(70.6)	$(94.8)	$(119.2)
State	(6.6)	(39.0)	(20.0)
Foreign	(4.2)	(3.6)	(0.3)

Total	$(81.4)	$(137.4)	$(139.5)

Total income tax expense	$331.3	$355.6	$365.8

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Tax Assets and Liabilities

Significant components of our deferred tax assets and liabilities are summarized as follows:

	As of December 31,
(In millions)	2010	2009

Deferred tax assets
Tax credits	$47.6	$35.2
Inventory, other reserves and accruals	203.1	166.4
Capitalized costs	6.7	8.7
Intangibles, net	61.8	83.2
Net operating loss	35.3	30.5
Share-based compensation	64.4	60.8
Other	70.3	60.6
Valuation allowance	(10.8)	—

Total deferred tax assets	$478.4	$445.4

Deferred tax liabilities
Purchased intangible assets	$(446.1)	$(475.4)
Unrealized gain on investments and cumulative translation adjustment	(6.6)	(6.3)
Depreciation, amortization and other	(114.4)	(115.6)

Total deferred tax liabilities	$(567.1)	$(597.3)

Tax Rate

Reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Years Ended December 31,
	2010	2009	2008

Statutory rate	35.0%	35.0%	35.0%
State taxes	1.7	(0.1)	1.6
Taxes on foreign earnings	(10.7)	(5.0)	(5.8)
Credits and net operating loss utilization	(3.0)	(3.8)	(2.9)
Purchased intangible assets	1.9	2.0	3.7
IPR&D	5.0	—	0.8
Permanent items	(2.0)	(1.3)	(0.9)
Other	(1.0)	(0.1)	0.1

Effective tax rate	26.9%	26.7%	31.6%

As of December 31, 2010, we had net operating losses and general business credit carry forwards for federal income tax purposes of approximately $55.8 million and $14.8 million, respectively, which begin to expire in 2020. Additionally, for state income tax purposes, we had net operating loss carry forwards of approximately $184.7 million, which began to expire in 2010. For state income tax purposes, we also had research and investment credit carry forwards of approximately $56.8 million, of which approximately $53.4 million begin to expire in 2011, with the remainder having no prescribed expiration date.

In assessing the realizability of our deferred tax assets, we have considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

become deductible. In making this determination, under the applicable financial reporting standards, we are allowed to consider the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Our estimates of future taxable income take into consideration, among other items, our estimates of future income tax deductions related to the exercise of stock options. Based upon the level of historical taxable income and income tax liability and projections for future taxable income over the periods in which the deferred tax assets are utilizable, we believe it is more likely than not that we will realize the benefits of the deferred tax assets of our wholly owned subsidiaries. At December 31, 2010, we have a partial valuation allowance on the deferred tax assets of a variable interest entity which we consolidate, based on uncertainties related to the realization of some of those assets. In the event that actual results differ from our estimates or we adjust our estimates in future periods, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

As of December 31, 2010, undistributed foreign earnings of non-U.S. subsidiaries and other basis differences included in consolidated retained earnings aggregated approximately $2.4 billion. We intend to reinvest these earnings indefinitely in operations outside the U.S. It is not practicable to estimate the amount of additional tax that might be payable if such earnings were remitted to the U.S.

Accounting for Uncertainty in Income Taxes

A reconciliation of the beginning and ending amount of our unrecognized tax benefits is summarized as follows:

(In millions)	2010	2009	2008

Balance at January 1,	$147.1	$249.6	$221.1
Additions based on tax positions related to the current period	3.6	14.4	21.8
Additions for tax positions of prior periods	13.3	77.4	20.4
Reductions for tax positions of prior periods	(18.5)	(88.7)	(13.7)
Statute expirations	(3.7)	—	—
Settlements	(20.3)	(105.6)	—

Balance at December 31,	$121.5	$147.1	$249.6

We and our subsidiaries are routinely examined by various taxing authorities. We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal tax examination for years before 2007 or state, local, or non-U.S. income tax examinations by tax authorities for years before 2001.

Included in the balance of unrecognized tax benefits as of December 31, 2010, 2009, and 2008 are $26.2 million, $42.8 million and $155.1 million (net of the federal benefit on state issues), respectively, of unrecognized tax benefits that, if recognized, would affect the effective income tax rate in future periods.

We do not anticipate any significant changes in our positions in the next twelve months other than expected settlements which have been classified as current liabilities within the accompanying balance sheet and the potential resolution of our litigation with the Massachusetts Department of Revenue, as described below.

We recognize potential interest and penalties accrued related to unrecognized tax benefits in income tax expense. During 2010, we recognized net interest expense of $0.7 million. In 2009, as we settled certain uncertain tax positions, we recognized a net interest benefit of approximately $3.1 million. During 2008, we recognized approximately $16.1 million in interest expense. We have accrued approximately $29.4 million and $33.1 million for the payment of interest as of December 31, 2010 and 2009, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingency

In 2006, the Massachusetts Department of Revenue (DOR) issued a Notice of Assessment against Biogen Idec MA Inc. (BIMA), one of our wholly-owned subsidiaries, for $38.9 million of corporate excise tax for 2002, which includes associated interest and penalties. The assessment asserts that the portion of sales attributable to Massachusetts (sales factor), the computation of BIMA’s research and development credits and certain deductions claimed by BIMA were not appropriate, resulting in unpaid taxes for 2002. In December 2006, we filed an abatement application with the DOR seeking abatement for 2001, 2002 and 2003, which was denied. In July 2007, we filed a petition with the Massachusetts Appellate Tax Board (the Massachusetts ATB) seeking, among other items, abatements of corporate excise tax for 2001, 2002 and 2003 and adjustments in certain credits and credit carryforwards for 2001, 2002 and 2003. Issues before the Board include the computation of BIMA’s sales factor for 2001, 2002 and 2003, computation of BIMA’s research credits for those same years, and the availability of deductions for certain expenses and partnership flow-through items. We anticipate that the hearing on our petition will take place in the second quarter of 2011.

On June 8, 2010, we received Notices of Assessment from the DOR against BIMA for $103.5 million of corporate excise tax, including associated interest and penalties, related to our 2004, 2005 and 2006 tax filings. The asserted basis for these assessments is consistent with that for 2002. Including associated interest and penalties, assessments related to periods under dispute totaled $142.4 million. In August 2010, we filed an abatement application with the DOR seeking abatement for 2004, 2005 and 2006, which the DOR denied in December 2010. We intend to appeal the denial to the Massachusetts ATB. For all periods under dispute, we believe that positions taken in our tax filings are valid and believe that we have meritorious defenses in these disputes. We intend to contest these matters vigorously. Our tax filings for 2007 and 2008 have not yet been audited by the DOR but have been prepared in a manner consistent with prior filings which may result in an assessment for those years. Due to tax law changes effective January 1, 2009, the computation and deductions at issue in previous tax filings will not be part of our tax filings in Massachusetts starting in 2009.

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

As a result of the 2009 completion of several domestic audits, we made payments totaling approximately $13.8 million during 2010 and $118.0 million during 2009. In addition, we expect that we will make additional payments totaling approximately $76.1 million in the first half of 2011 related to these audits, which have been accrued as of December 31, 2010. We also reduced our net unrecognized tax benefits during 2009 by approximately $123.5 million, of which approximately $28.0 million was recorded as a benefit in our consolidated statement of income in 2009.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Other Consolidated Financial Statement Detail

Supplemental Cash Flow Information

Supplemental disclosure of cash flow information for the years ended December 31, 2010, 2009, and 2008 is as follows:

	For the Years Ended December 31,
(In millions)	2010	2009	2008

Cash paid during the year for:
Interest	$68.1	$68.1	$40.0
Income taxes	$394.7	$745.4	$372.0

In December 2010, upon completion of our acquisition of Panima, we recorded $110.9 million of in process research and development and $25.6 million of goodwill. In addition, we also assumed a contingent consideration liability of $81.2 million and a deferred tax liability of $23.7 million.

Other Income (Expense), Net

Components of other income (expense), net, are summarized as follows:

	For the Years Ended December 31,
(In millions)	2010	2009	2008

Interest income	$22.3	$48.5	$72.1
Interest expense	(36.1)	(35.8)	(52.0)
Impairments of investments	(21.3)	(10.6)	(60.3)
Gain (loss) on sales of investments, net	16.3	22.8	(1.1)
Foreign exchange gains (losses), net	(3.5)	11.4	(9.8)
Other, net	3.3	1.0	(6.6)

Total other income (expense), net	$(19.0)	$37.3	$(57.7)

Other Current Assets

Other current assets consist of the following:

	As of December 31,
(In millions)	2010	2009

Deferred tax assets	$112.2	$88.8
Prepaid taxes	31.4	11.0
Receivable from collaborations	7.3	5.3
Interest receivable	4.9	10.6
Other prepaid expenses	47.9	41.6
Other	12.1	20.6

Total other current assets	$215.8	$177.9

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accrued Expenses and Other

Accrued expenses and other consists of the following:

	As of December 31,
(In millions)	2010	2009

Employee compensation and benefits	$159.7	$127.1
Revenue-related rebates	90.1	52.0
Restructuring charges	66.4	—
Royalties and licensing fees	45.1	41.8
Deferred revenue	41.3	38.7
Collaboration expenses	31.6	35.7
Clinical development expenses	24.4	43.2
Interest payable	21.6	21.6
Construction in progress accrual	16.4	12.8
Current portion of contingent consideration	11.9	—
Other	157.4	127.9

Total accrued expense and other	$665.9	$500.8

For a discussion of restructuring charges accrued as of December 31, 2010, please read Note 3, Restructuring to these consolidated financial statements.

Gain on Sale of Property, Plant and Equipment, net

In 2008, we sold the development rights on a parcel of land in Cambridge, MA for $11.4 million in a non-monetary transaction and we recorded a pre-tax gain of approximately $9.2 million on the sale.

18.	Investments in Variable Interest Entities

Consolidated Variable Interest Entities

Our consolidated financial statements include the financial results of variable interest entities in which we are the primary beneficiary.

Investments in Joint Ventures

We consolidate the operations of Biogen Dompé SRL and Biogen Dompé Switzerland GmbH, our respective sales affiliates in Italy and Switzerland, as we retain the contractual power to direct the activities of these entities which most significantly and directly impact their economic performance. The activity of each of these joint ventures is significant to our overall operations. The assets of these joint ventures are restricted, from the standpoint of Biogen Idec, in that they are not available for our general business use outside the context of each joint venture. The holders of the liabilities of each joint venture, including the credit line from Dompé have no recourse to Biogen Idec.

Included within our consolidated balance sheet at December 31, 2010 are total joint venture assets and liabilities of $159.2 million and $63.3 million, respectively. The joint venture’s most significant assets are accounts receivable from the ordinary course of business of $124.2 million.

Other than the line of credit from us and Dompé Farmaceutici SpA to Biogen-Dompé SRL, as described in Note 11, Indebtedness, we have provided no financing to these joint ventures. In addition, Biogen-Dompé SRL has an operating lease for office space as well as a contract for the provision of administrative services with Dompé Farmaceutici SpA.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Knopp

In August 2010, we entered into a license agreement with Knopp Neurosciences, Inc. (Knopp), a subsidiary of Knopp Holdings, LLC, for the development, manufacture and commercialization of dexpramipexole, an orally administered small molecule in clinical development for the treatment of amyotrophic lateral sclerosis (ALS). Under the terms of the license agreement we made a $26.4 million upfront payment and agreed to pay Knopp up to an additional $265.0 million in development and sales-based milestone payments, as well as royalties on future commercial sales. In exchange, we will be responsible for all development activities and, if successful, we will also be responsible for the manufacture and global commercialization of dexpramipexole. Royalties are payable to Knopp on a country by country basis until the later of 10 years from the first commercial sale of a dexpramipexole product or the loss of exclusivity in such country. In addition, we also purchased 30.0% of the Class B common shares of Knopp for $60.0 million.

Due to the terms of the license agreement with Knopp, we have determined that we are the primary beneficiary of Knopp as we have the power to direct the activities that most significantly impact Knopp’s economic performance. As such, we consolidate the results of Knopp. The assets and liabilities of Knopp are not significant to our financial position or results of operations.

As the license agreement with Knopp only gives us access to the underlying intellectual property of dexpramipexole and we did not acquire any employees or other processes, we have determined that this transaction was an acquisition of an asset rather than a business. Therefore, we have recorded an IPR&D charge of approximately $205.0 million upon the initial consolidation of Knopp, which is included within our consolidated statement of income for 2010. The amount allocated to IPR&D represents the fair value of the intellectual property of Knopp, which as of the effective date of the agreement, had not reached technological feasibility and had no alternative future use. This charge was determined using internal models based on projected revenues and development costs and adjusted for industry-specific probabilities of success. Estimated revenues from dexpramipexole are expected to be recognized beginning in 2014. A discount rate of 14% was used in the valuation of this asset, which we believe to be commensurate with the stage of development and level of risk associated with the underlying biologic compound. Within the hierarchy of fair value measurements, this IPR&D charge is classified as having a Level 3 fair value. We have attributed approximately $145.0 million of the IPR&D charge to the noncontrolling interest.

Future development and sales-based milestone payments will be reflected within our consolidated statements of income as a charge to the noncontrolling interest, net of tax, when such milestones are achieved. Although we have assumed responsibility for the development of dexpramipexole, we may also be required to reimburse certain Knopp expenses directly attributable to the license agreement. Any additional amounts incurred by Knopp that we reimburse will be reflected within total cost and expenses in our consolidated statements of income.

A summary of activity related to this collaboration, excluding the initial accounting for the consolidation of Knopp, is as follows:

	For the Years Ended December 31,
(In millions)	2010	2009	2008

Total upfront payments made to Knopp	$26.4	$—	$—
Total development expense incurred by the collaboration excluding upfront and milestone payments	$5.0	$—	$—
Biogen Idec’s share of expense reflected within our consolidated statements of income	$31.4	$—	$—
Collaboration expense attributed to noncontrolling interests, net of tax	$—	$—	$—

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Neurimmune SubOne AG

In 2007, we entered into a collaboration agreement with Neurimmune SubOne AG (Neurimmune), a subsidiary of Neurimmune AG, for the development and commercialization of antibodies for the treatment of Alzheimer’s disease. Neurimmune conducts research to identify potential therapeutic antibodies and we are responsible for the development, manufacturing and commercialization of all products. Based upon our current development plans, we may pay Neurimmune up to $360.0 million in remaining milestone payments, as well as royalties on sales of any resulting commercial products.

We have determined that we are the primary beneficiary of Neurimmune because we have the power through the collaboration to direct the activities that most significantly impact SubOne’s economic performance and are required to fund 100% of the research and development costs incurred in support of the collaboration agreement.

The assets and liabilities of Neurimmune are not significant as it is a research and development organization. Amounts that are incurred by Neurimmune for research and development expenses incurred in support of the collaboration that we reimburse are reflected in research and development expense in our consolidated statements of income. Future milestone payments will be reflected within our consolidated statements of income as a charge to the noncontrolling interest, net of tax, when such milestones are achieved.

A summary of activity related to this collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2010	2009	2008

Milestone payments made to Neurimmune	$—	$7.5	$10.5
Total development expense incurred by the collaboration, excluding upfront and milestone payments	$15.5	$9.0	$5.9
Biogen Idec’s share of expense reflected within our consolidated statements of income	$15.5	$16.5	$16.4
Collaboration expense attributed to noncontrolling interests, net of tax	$1.0	$—	$—

A summary of activity related to this collaboration since inception, along with an estimate of additional future development expenses expected to be incurred by us, is as follows:

As of
December 31,
(In millions)	2010

Total upfront and milestone payments made to Neurimmune	$20.0
Total development expense incurred by Biogen Idec excluding upfront and milestone payments	$31.0
Estimate of additional amounts to be incurred by us in development of the lead compound	$539.5

We have provided no financing to Neurimmune other than previously contractually required amounts.

In December 2010, we completed our acquisition of Panima from Neurimmune AG, a related party to this collaboration. For a more detailed description of this transaction, please read Note 2, Acquisitions to these consolidated financial statements.

Cardiokine

On October 28, 2010, we agreed to terminate our collaboration with Cardiokine Biopharma, LLC (Cardiokine), a subsidiary of Cardiokine Inc., for the development of lixivaptan effective November 1, 2010. Under the terms of the agreement, we have funded our share of the development costs through the effective date and made a

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

final payment of $25.0 million to Cardiokine, the costs of which have been reflected within noncontrolling interest. The termination triggered the return of all rights to lixivaptan to Cardiokine.

We had previously determined that we were the primary beneficiary of Cardiokine because we had the power through the collaboration to direct the activities that most significantly impact Cardiokine’s economic performance and were required to fund 90% of the development costs. Upon terminating our development interest, we have ceased consolidating the results of Cardiokine. As such, we consolidated the results of Cardiokine through October 31, 2010. The assets and liabilities of Cardiokine were not significant as it is a research and development organization. Amounts that are incurred by Cardiokine for research and development expense incurred in support of the collaboration that we reimbursed are reflected in research and development expense in our consolidated statements of income.

A summary of activity related to this collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2010	2009	2008

Milestone payments made to Cardiokine	$—	$20.0	$—
Total expense incurred by collaboration	$51.1	$66.5	$50.5
Biogen Idec’s share of expense incurred by the collaboration reflected within our consolidated statements of income	$46.0	$79.8	$45.5
Collaboration expense attributed to noncontrolling interests, net of tax	$5.1	$6.7	$5.0

In addition to the $25.0 million termination payment we made in November 2010, we have made upfront and milestone payments to Cardiokine totaling approximately $70.0 million since the inception of this collaboration. Additionally, excluding termination, upfront and milestone payments, we have incurred development expense totaling approximately $173.9 million under this collaboration agreement.

Unconsolidated Variable Interest Entities

We have relationships with other variable interest entities which we do not consolidate as we lack the power to direct the activities that significantly impact the economic success of these entities. These relationships include investments in certain biotechnology companies and research collaboration agreements. For additional information related to our significant collaboration arrangements with unconsolidated variable interest entities, please read Note 19, Collaborations to these consolidated financial statements.

As of December 31, 2010 the total carrying value of our investments in biotechnology companies that we have determined to be variable interest entities is $22.9 million. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.

We have entered into research collaborations with certain variable interest entities where we are required to share or fund certain development activities. These development activities are included in research and development expense within our consolidated statements of income, as they are incurred. Depending on the collaborative arrangement, we may record funding receivables or payable balances with our partners, based on the nature of the cost-sharing mechanism and activity within the collaboration. As of December 31, 2010, we have no significant receivables or payables related to cost sharing arrangements with unconsolidated variable interest entities.

We have provided no financing to these variable interest entities other than previously contractually required amounts.

19.	Collaborations

In connection with our business strategy, we have entered into various collaboration agreements which provide us with rights to develop, produce and market products using certain know-how, technology and patent rights

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

maintained by our collaborative partners. Terms of the various collaboration agreements may require us to make milestone payments upon the achievement of certain product research and development objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration.

Genentech (Roche Group)

We collaborate with Genentech, Inc., a wholly-owned member of the Roche Group, on the development and commercialization of RITUXAN and other anti-CD20 products. Our collaboration rights are limited to the U.S. and our rights to products licensed by Genentech are dependent upon Genentech’s underlying license rights.

Our collaboration agreement does not have a fixed term and will continue in effect until we mutually agree to terminate the collaboration, except that if we undergo a change in control, as defined in the collaboration agreement, Genentech has the right to present an offer to buy the rights to RITUXAN and we must either accept Genentech’s offer or purchase Genentech’s rights on the same terms as its offer. Genentech will also be deemed concurrently to have purchased our rights to the other anti-CD20 products now in development in exchange for a royalty. Our collaboration with Genentech was created through a contractual arrangement and not through a joint venture or other legal entity.

In October 2010, we amended our collaboration agreement with Genentech with regard to the development of ocrelizumab and agreed to terms for the development of GA101, as summarized below. This amendment did not have an impact on our share of the co-promotion operating profits of RITUXAN in 2010.

Ocrelizumab

Genentech is now solely responsible for the further development and commercialization of ocrelizumab and funding future costs. Genentech cannot develop ocrelizumab in CLL, NHL or RA without our consent. We will receive tiered royalties between 13.5% and 24% on U.S. sales of ocrelizumab. Commercialization of ocrelizumab will not impact the percentage of the co-promotion profits we receive for RITUXAN.

GA101

We will pay 35% of the development and commercialization expenses of GA101 and will receive between 35% and 39% of the profits of GA101 based upon the achievement of certain sales milestones. Before the October 2010 amendment and restatement of our collaboration agreement, we had paid 30% of the GA101 development expenses. During the fourth quarter of 2010, we paid approximately $10.0 million to compensate Genentech for our increased share of such previously incurred expenses. Commercialization of GA101 will impact our percentage of the co-promotion profits for RITUXAN, as summarized in the table below.

RITUXAN

While Genentech is responsible for the worldwide manufacturing of RITUXAN, development and commercialization rights and responsibilities under this collaboration are divided as follows:

U.S.

We share with Genentech co-exclusive rights to develop, commercialize and market RITUXAN in the U.S. For 2010, 2009 and 2008, we contributed to the marketing and continued development of RITUXAN by maintaining a limited sales force dedicated to RITUXAN and performing limited development activity. However, during the fourth quarter of 2010, we agreed with Genentech to eliminate our current RITUXAN oncology and rheumatology sales force, with Genentech assuming sole responsibility for the U.S. sales and marketing of RITUXAN. For 2010, 2009 and 2008, we were reimbursed $58.3 million, $65.6 million and $59.7 million, respectively, for sales and marketing activities performed in support of RITUXAN.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Canada

We and Genentech have assigned our rights under our collaboration agreement with respect to Canada to Roche.

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

Under the terms of the collaboration agreement, we will be paid royalties between 10% and 12% on sales of RITUXAN outside the U.S. and Canada, with the royalty period lasting 11 years from the first commercial sale of RITUXAN on a country-by-country basis. The royalty period for sales of RITUXAN has expired in the majority of European countries. For substantially all of the remaining royalty-bearing sales of RITUXAN in the rest of world, the royalty period will expire through 2012.

Co-promotion Profit-sharing Formula

Our current pretax co-promotion profit-sharing formula for RITUXAN, which resets annually, provides for a 30% share of co-promotion profits on the first $50.0 million of co-promotion operating profit with our share increasing to 40% if co-promotion operating profits exceed $50.0 million. Under the amended agreement, our share of the co-promotion profits for RITUXAN will change, as summarized in the table below, upon the following events:

•	First New Product FDA Approval: the FDA’s first approval of an anti-CD20 product other than ocrelizumab and GA101 that is acquired or developed by Genentech and is subject to the collaboration agreement (New Product).

•	First Non-CLL GA101 FDA Approval: the FDA’s first approval of GA101 in an indication other than CLL.

•	GA101 CLL Sales Trigger: the first day of the quarter after U.S. gross sales of GA101 in any consecutive 12 month period reach $500.0 million.

Our share of the co-promotion operating profits for RITUXAN is calculated as follows:

		Before First New Product FDA Approval
	After First New	First Non-CLL GA101	GA101 CLL Sales
	Product FDA	FDA Approval Occurs	Trigger Occurs
Co-promotion Operating Profits†	Approval	First	First

I. First $50.0 million	30%	30%	30%
II. Above $50.0 million	—	—	35%
A. Until First GA101 Threshold Date	38%	39%	—
B. After First GA101 Threshold Date
1(a). Until First Threshold Date	37.5%	—	—
1(b). After First Threshold Date and until Second Threshold Date	35%	—	—
1(c). After Second Threshold Date	30%	—	—
2. Until Second GA101 Threshold Date	—	37.5%	—
C. After Second GA101 Threshold Date	—	35%	—

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

†	First GA101 Threshold Date means the earlier of (1) the date of the First Non-CLL GA101 FDA Approval if U.S. gross sales of GA101 for the preceding consecutive 12 month period were at least $150.0 million or (2) the first day of the calendar quarter after the date of the First Non-CLL GA101 FDA Approval that U.S. gross sales of GA101 within any consecutive 12 month period have reached $150.0 million.

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

Our collaboration agreement also provides that we will be paid low single digit royalties on sales outside the U.S. and Canada of new anti-CD20 products developed or licensed by Genentech or controlled by us. These royalties will be payable for a period of 11 years from the first commercial sale of such products on a country-by-country basis.

Unconsolidated Joint Business Revenues

Revenues from unconsolidated joint business consists of (1) our share of pretax co-promotion profits in the U.S. (2) reimbursement of our selling and development expenses in the U.S.; and (3) revenue on sales of RITUXAN in the rest of world, which consist of our share of pretax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada by Roche, and its sublicensees. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling, and marketing expenses, and joint development expenses incurred by Genentech, Roche and us. We record our share of the pretax co-promotion profits in Canada and royalty revenues on sales of RITUXAN outside the U.S. on a cash basis. Additionally, our share of the pretax co-promotion profits in the U.S. includes estimates supplied by Genentech. Actual results may ultimately differ from our estimates.

Revenues from unconsolidated joint business consist of the following:

	For the Years Ended December 31,
(In millions)	2010	2009	2008

Biogen Idec’s share of co-promotion profits in the U.S.	$848.0	$773.6	$733.5
Reimbursement of selling and development expenses in the U.S.	58.3	65.6	59.7
Revenue on sales of RITUXAN outside the U.S.	170.9	255.7	335.0

Total unconsolidated joint business revenues	$1,077.2	$1,094.9	$1,128.2

In 2010, 2009 and 2008, the 40% co-promotion profit-sharing threshold was met during the first quarter.

Currently, we record our share of the expenses incurred by the collaboration for the development of anti-CD20 products in research and development expense in our consolidated statements of income. We incurred $50.6 million, $62.5 million and $43.6 million in development expense for the years ended December 31, 2010, 2009, and 2008, respectively. After an anti-CD20 product is approved, we will record our share of the development expenses related to

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that product as a reduction of our share of pretax co-promotion profits in revenues from unconsolidated joint business. As a result of the October 2010 amendment of our collaboration agreement with Genentech, we are no longer responsible for any development costs for ocrelizumab.

Elan

We collaborate with Elan on the development, manufacture and commercialization of TYSABRI. Under the terms of our collaboration agreement, we manufacture TYSABRI and collaborate with Elan on the product’s marketing, commercial distribution and ongoing development activities. The agreement is designed to effect an equal sharing of profits and losses generated by the activities of our collaboration. Under the agreement, however, once sales of TYSABRI exceeded specific thresholds, Elan was required to make milestone payments to us in order to continue sharing equally in the collaboration’s results. As of December 31, 2010, Elan has made milestone payments to us of $75.0 million in the third quarter of 2008 and $50.0 million in the first quarter of 2009. These amounts were recorded as deferred revenue upon receipt and are recognized as revenue in our consolidated statements of income based on the ratio of units shipped in the current period over the total units expected to be shipped over the remaining term of the collaboration. No additional milestone payments are required under the agreement to maintain the current profit sharing split. The term of our collaboration agreement extends until November 2019. Each of Biogen Idec and Elan has the option to buy the other party’s rights to TYSABRI upon expiration of the term or if the other party undergoes a change of control (as defined in the collaboration agreement). In addition, each of Biogen Idec and Elan can terminate the agreement for convenience or material breach by the other party, in which case, among other things, certain licenses, regulatory approvals and other rights related to the manufacture, sale and development of TYSABRI are required to be transferred to the party that is not terminating for convenience or is not in material breach of the agreement.

In the U.S., we sell TYSABRI to Elan who sells the product to third party distributors. Our sales price to Elan in the U.S. is set prior to the beginning of each quarterly period to effect an approximate equal sharing of the gross margin between Elan and us. We recognize revenue for sales in the U.S. of TYSABRI upon Elan’s shipment of the product to the third party distributors, at which time all revenue recognition criteria have been met. As of December 31, 2010 and 2009, we had deferred revenue of $20.8 million and $23.6 million, respectively, for shipments to Elan that remained in Elan’s ending inventory pending shipment of the product to the third party distributors. We incur manufacturing and distribution costs, research and development expenses, commercial expenses, and general and administrative expenses related to TYSABRI. We record these expenses to their respective line items within our consolidated statements of income when they are incurred. Research and development and sales and marketing expenses are shared equally with Elan and the reimbursement of these expenses is recorded as reductions of the respective expense categories. During the years ended December 31, 2010, 2009 and 2008, we recorded $49.8 million, $25.3 million and $23.6 million, respectively, as reductions of research and development expense for reimbursements from Elan. In addition, for the years ended December 31, 2010, 2009 and 2008, we recorded $68.5 million, $62.5 million and $33.7 million, respectively, as reductions of selling, general and administrative expense for reimbursements from Elan.

In the rest of world, we are responsible for distributing TYSABRI to customers and are primarily responsible for all operating activities. Generally, we recognize revenue for sales of TYSABRI in the rest of world at the time of product delivery to our customers. Payments are made to Elan for their share of the rest of world net operating profits to effect an equal sharing of collaboration operating profit. These payments also include the reimbursement for our portion of third-party royalties that Elan pays on behalf of the collaboration relating to rest of world sales. As rest of world sales of TYSABRI increase, our collaboration profit sharing expense is expected to increase. These amounts are reflected in the collaboration profit sharing line in our consolidated statements of income. For the years ended December 31, 2010, 2009 and 2008, $258.1 million, $215.9 million and $136.0 million, respectively, was reflected in the collaboration profit sharing line for our collaboration with Elan.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acorda

On June 30, 2009, we entered into a collaboration and license agreement with Acorda Therapeutics, Inc. (Acorda) to develop and commercialize products containing fampridine in markets outside the U.S. The transaction represents a sublicensing of an existing license agreement between Acorda and Elan. The parties have also entered into a related supply agreement. The $110.0 million upfront payment made on July 1, 2009 to Acorda was recorded as research and development expense during the second quarter 2009 as the product candidate had not received regulatory approval. Fampridine was approved in the U.S. on January 22, 2010 under the trade name AMPYRA (dalfampridine) Extended Release Tablets, 10mg. AMPYRA is indicated to improve walking in patients with MS. This was demonstrated by an increase in walking speed. Acorda is developing and marketing AMPYRA in the U.S.

Under the terms of the agreement, we will commercialize FAMPYRA and any aminopyridine products developed in our territory and will also have responsibility for regulatory activities and future clinical development of FAMPYRA in those markets. We may incur additional milestone payments of up to $400.0 million based upon the successful achievement of regulatory and commercial sales milestones. We will also make tiered royalty payments to Acorda on sales outside of the U.S.

Elan will continue to manufacture commercial supply of FAMPYRA based upon its existing supply agreement with Acorda. Under the existing agreements with Elan, Acorda will pay Elan 7% of the upfront and milestone payments that Acorda receives from us.

In January 2011, the EMA’s Committee for Medicinal Products for Human Use (CHMP) issued a negative opinion recommending against approval of FAMPYRA to improve walking ability in adult patients with multiple sclerosis in the European Union. We intend to appeal this opinion and request a re-examination of the decision by the CHMP. We also received a Notice of Deficiency from Health Canada for our application to sell FAMPYRA in Canada.

A summary of activity related to this collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2010	2009	2008

Upfront and milestones payments made to Acorda	$—	$110.0	$—
Total expense incurred by Biogen Idec excluding upfront and milestone payments	$22.8	$4.7	$—
Total expense reflected within our consolidated statements of income	$22.8	$114.7	$—

A summary of activity related to this collaboration since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

(In millions)	As of December 31, 2010

Total upfront and milestone payments made to Acorda	$110.0
Total development expense incurred by Biogen Idec, excluding upfront and milestone payments	$27.5
Estimate of additional amounts to be incurred by us in development of FAMPYRA	$89.0

Swedish Orphan Biovitrum

We have a collaboration agreement with Swedish Orphan Biovitrum (Biovitrum) to jointly develop and commercialize long-lasting recombinant Factor VIII and Factor IX for the treatment of hemophilia. In February 2010, we restructured our collaboration agreement with Biovitrum and assumed full development responsibilities and costs, as well as manufacturing rights for the Factor VIII and Factor IX programs in exchange for increased marketing rights for rest of world territories which was previously shared between the two companies. These

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

territories are in addition to our existing commercial rights in North America. Biovitrum will retain commercial rights in Europe, Russia, Turkey and the Middle East.

Amounts incurred by us in the development of long-lasting recombinant Factor VIII and Factor IX are reflected as research and development expense in our consolidated statements of income, reduced by amounts due from Biovitrum. A summary of collective activity related to these programs is as follows:

	For the Years Ended December 31,
(In millions)	2010	2009	2008

Total expense incurred by collaboration	$78.9	$44.9	$33.7
Total expense reflected within our consolidated statements of income	$78.5	$22.5	$18.8

A summary of activity related to this collaboration since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

As of
December 31,
(In millions)	2010

Total upfront and milestone payments received from Biovitrum	$5.0
Total development expense incurred by Biogen Idec excluding upfront and milestone payments	$133.1
Estimate of additional amounts to be incurred by us in development of Factors VIII and IX	$314.3

Abbott Biotherapeutics Corp (formerly Facet Biotech)

We have a collaboration agreement with Abbott Biotherapeutics Corp (Abbott) aimed at advancing the development and commercialization of daclizumab in MS. Under the agreement, development and commercialization costs and profits are shared equally. We may incur up to an additional $180.0 million of payments upon achievement of development and commercial milestones.

In January 2010, we agreed with our collaborator, Abbott, to assume the manufacture of daclizumab and began the process of transferring from Abbott the manufacturing technology necessary for us to manufacture daclizumab.

A summary of activity related to this collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2010	2009	2008

Total expense incurred by collaboration	$74.8	$40.8	$65.7
Biogen Idec’s share of expense reflected within our consolidated statements of income	$37.4	$20.4	$32.8

A summary of activity related to this collaboration since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

As of
December 31,
(In millions)	2010

Total upfront and milestone payments made to Abbott	$80.0
Total development expense incurred by Biogen Idec excluding upfront and milestone payments	$159.9
Estimate of additional amounts to be incurred by us in development of current indications of daclizumab	$456.0

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

UCB

In June 2009, UCB, S.A. (UCB) and we announced the discontinuation of a Phase 2 clinical trial of MS patients for this collaboration’s only product candidate due to the absence of clinically relevant efficacy. Since the inception of our collaboration agreement with UCB, we have incurred a total of $102.6 million in research and development expenses for this product candidate.

A summary of activity related to this collaboration is as follows:

	For the Years Ended
	December 31,
(In millions)	2010	2009	2008

Total expense incurred by collaboration	$2.2	$31.8	$33.6
Biogen Idec’s share of expense reflected within our consolidated statements of income	$1.6	$21.0	$21.9

A summary of activity related to this collaboration since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

As of
December 31,
(In millions)	2010

Total upfront and milestone payments made to UCB	$30.0
Total development expense incurred by Biogen Idec excluding upfront and milestone payments	$72.6
Estimate of additional amounts to be incurred by us in development of the compound in this indication	$—

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

A summary of activity related to this collaboration is as follows:

	For the Years Ended December 31,
(In millions)	2010	2009	2008

Total expense incurred by collaboration and reflected within our consolidated statements of income	$16.2	$14.8	$16.9

A summary of activity related to this collaboration since inception, along with an estimate of additional future development expense expected to be incurred by us, is as follows:

As of
December 31,
(In millions)	2010

Total upfront and milestone payments made to Vernalis	$13.0
Total development expense incurred by Biogen Idec Inc., excluding upfront and milestone payments	$85.9
Estimate of additional amounts to be incurred by us in development of the compound in this indication	$323.5

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010 and 2009, our investment in Vernalis had a fair value of approximately $0.2 million and $0.5 million, respectively.

20.	Litigation

In 2006, the Massachusetts Department of Revenue (DOR) issued a Notice of Assessment against BIMA for $38.9 million of corporate excise tax for 2002, which includes associated interest and penalties. The assessment asserts that the portion of sales attributable to Massachusetts (sales factor), the computation of BIMA’s research and development credits and certain deductions claimed by BIMA were not appropriate, resulting in unpaid taxes for 2002. On December 6, 2006, we filed an abatement application with the DOR seeking abatements for 2001, 2002 and 2003. The abatement application was denied on July 24, 2007. On July 25, 2007, we filed a petition with the Massachusetts Appellate Tax Board (the Massachusetts ATB) seeking, among other items, abatements of corporate excise tax for 2001, 2002 and 2003 and adjustments in certain credits and credit carry forwards for 2001, 2002 and 2003. Issues before the Board include the computation of BIMA’s sales factor for 2001, 2002 and 2003, computation of BIMA’s research credits for those same years, and the availability of deductions for certain expenses and partnership flow-through items. We anticipate that the hearing on our petition will take place in the second quarter of 2011.

On June 8, 2010, we received Notices of Assessment from the DOR against BIMA for $103.5 million of corporate excise tax, including associated interest and penalties, related to our 2004, 2005 and 2006 tax filings. The asserted basis for these assessments is consistent with that for 2002. On August 5, 2010, we filed an abatement application with the DOR seeking abatements for 2004, 2005, and 2006, which the DOR denied on December 15, 2010. We intend to appeal the denial to the Massachusetts ATB. For all periods under dispute, we believe that positions taken in our tax filings are valid and believe that we have meritorious defenses in these disputes. We intend to contest these matters vigorously.

On October 24, 2008, Hoechst GmbH filed with the ICC International Court of Arbitration (Paris) a request for arbitration against Genentech, relating to a terminated license agreement (the “Hoescht License”) between Hoechst’s predecessor and Genentech granting Genentech certain rights with respect to U.S. Patents 5,849,522 (’522 patent) and 6,218,140 (’140 patent) and related patents outside the U.S. Although we are not a party to the arbitration, any damages awarded to Hoechst based on U.S. net sales of RITUXAN may be a cost charged to our collaboration with Genentech. The license was entered as of January 1, 1991 and was terminated by Genentech on October 27, 2008. We understand that Hoechst seeks payment of royalties on sales of Genentech products, including RITUXAN, damages for breach of contract, and other relief. We estimate, based solely on our understanding of Hoechst’s claims and not on any evaluation of the merits of the claims, that royalties and interest, if awarded in connection with U.S. net sales of RITUXAN, could total $100 million based on the 0.5% royalty rate set forth in the agreement and historical RITUXAN net sales.

On October 27, 2008, Sanofi-Aventis Deutschland GmbH (Sanofi), successor to Hoescht, filed suit against Genentech and Biogen Idec in federal court in Texas (E.D. Tex.) (Texas Action) claiming that RITUXAN and certain other Genentech products infringe the ’522 patent and the ’140 patent. The patents are due to expire in December 2015. Sanofi seeks preliminary and permanent injunctions, compensatory and exemplary damages, and other relief. The same day Genentech and Biogen Idec filed a complaint against Sanofi in federal court in California (N.D. Cal.) (California Action) seeking a declaratory judgment that RITUXAN and other Genentech products do not infringe the ’522 patent or the ’140 patent and a declaratory judgment that those patents are invalid. The Texas Action was ordered transferred to the federal court in the Northern District of California and consolidated with the California Action and we refer to the two actions together as the Consolidated Actions. We have not formed an opinion that an unfavorable outcome in the Consolidated Actions is either “probable” or “remote.” We believe that we have good and valid defenses and are vigorously defending against the allegations. In the event that we and Genentech are found liable we estimate that the range of any potential loss could extend to a royalty of up to 0.5% of net sales of RITUXAN, based on, among other things, the royalty rate set forth in the terminated Hoescht License

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and an analysis of royalty rates charged for comparable technologies. We believe that Sanofi would seek a substantially higher royalty rate, and we will continue to vigorously oppose its claims and position. One of the issues to be resolved in the California Action is whether any award of reasonable royalty damages would begin running from October 27, 2008, when Genentech terminated the Hoescht License, or from October 27, 2002, six years before Sanofi filed the Texas Action, the statutory limitations period for damages in patent cases. In the event that Genentech is ordered in the arbitration described above to pay royalties on RITUXAN sales under the Hoescht License up to the date of the termination of the Hoescht License (October 27, 2008), we do not anticipate that either we or Genentech would be subject to any damages award in the California Action for any period before October 27, 2008. Any damages awarded to Sanofi based on U.S. net sales of RITUXAN may be a cost charged to our collaboration with Genentech.

On September 15, 2009, we were issued U.S. patent No. 7,588,755 (’755 Patent), which claims the use of beta interferon for immunomodulation or treating a viral condition, viral disease, cancers or tumors. This patent, which expires in September 2026, covers, among other things, the treatment of MS with our product AVONEX. On May 27, 2010, Bayer Healthcare Pharmaceuticals Inc. (Bayer) filed a lawsuit against us in federal court in the District of New Jersey seeking a declaratory judgment of patent invalidity and noninfringement and seeking monetary relief in the form of attorneys’ fees, costs and expenses. On May 28, 2010, BIMA filed a lawsuit in federal court in the District of New Jersey alleging infringement of the ’755 Patent by EMD Serono, Inc. (manufacturer, marketer and seller of REBIF), Pfizer, Inc. (co-marketer of REBIF), Bayer (manufacturer, marketer and seller of BETASERON and manufacturer of EXTAVIA), and Novartis Pharmaceuticals Corp. (marketer and seller of EXTAVIA) and seeking monetary damages, including lost profits and royalties. The court has consolidated the two lawsuits. On August 16, 2010, BIMA amended its complaint to add Ares Trading S.A. (Ares), an affiliate of EMD Serono, as a defendant, and to seek a declaratory judgment that a purported “nonsuit and option agreement” between Ares and BIMA dated October 12, 2000, that purports to provide that Ares will have an option to obtain a license to the ’755 Patent, is not a valid and enforceable agreement or, alternatively, has been revoked and/or terminated by the actions of Ares or its affiliates. Ares has answered the amended complaint and has moved to compel arbitration of the claims against it, which we have opposed, and Ares’ motion is pending. Bayer, Pfizer, Novartis and EMD Serono have all filed counterclaims seeking declaratory judgments of patent invalidity and noninfringement, and seeking monetary relief in the form of costs and attorneys’ fees, and EMD Serono has filed a counterclaim seeking a declaratory judgment that the ’755 Patent is unenforceable based on alleged inequitable conduct.

On March 23, 2010, we and Genentech were issued U.S. Patent No. 7,682,612 (’612 patent) relating to a method of treating CLL using an anti-CD20 antibody. The patent which expires in November 2019 covers, among other things, the treatment of CLL with RITUXAN. On March 23, 2010, we filed a lawsuit in federal court in the Southern District of California against Glaxo Group Limited and GlaxoSmithKline LLC (collectively, GSK) alleging infringement of that patent based upon GSK’s manufacture, marketing and sale, offer to sell, and importation of ARZERRA. We seek damages, including a royalty and lost profits, and injunctive relief. GSK has filed a counterclaim seeking a declaratory judgment of patent invalidity, noninfringement, unenforceability, and inequitable conduct, and seeking monetary relief in the form of costs and attorneys’ fees.

On January 26, 2011, Novartis Vaccines and Diagnostics, Inc. (Novartis V&D) filed suit against us in federal district court in Delaware, alleging that TYSABRI infringes U.S. Patent No. 5,688,688 (“Vector for Expression of a Polypeptide in a Mammalian Cell”), which was granted in November 1997 and expires in November 2014. Novartis V&D seeks a declaration of infringement, a finding of willful infringement, compensatory damages, treble damages, interest, costs and attorneys’ fees. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote”, and do not express an opinion at this time as to the likely outcome or the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and will vigorously defend against it.

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

21.	Commitments and Contingencies

Leases

We rent laboratory and office space and certain equipment under non-cancelable operating leases. These lease agreements contain various clauses for renewal at our option and, in certain cases, escalation clauses typically linked to rates of inflation. In addition to rent, the leases may require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses. Amounts reflected within the table below details future minimum rental commitments under non-cancelable operating leases as of December 31 for each of the years presented. Rental expense under these leases, which terminate at various dates through 2025, amounted to $44.8 million in 2010, $36.4 million in 2009 and $36.0 million in 2008.

As of December 31, 2010, minimum rental commitments under non-cancelable leases, net of income from subleases, for each of the next five years and total thereafter were as follows:

(In millions)	2011	2012	2013	2014	2015	Thereafter	Total

Minimum lease payments	$40.9	$31.1	$32.6	$31.1	$26.5	$205.6	$367.8
Less: income from subleases	(0.4)	(0.4)	(0.5)	(0.4)	—	—	(1.7)

Net minimum lease payments	$40.5	$30.7	$32.1	$30.7	$26.5	$205.6	$366.1

Financing Arrangement

As described in Note 10 Property, Plant & Equipment to these consolidated financial statements, on October 1, 2010, we sold the San Diego facility and agreed to lease back the facility for a period of 15 months. We have accounted for these transactions as a financing arrangement and recorded an obligation of $127.0 million on that date. As of December 31, 2010, our remaining obligation was $125.9 million, which is reflected as a component of current portion of notes payable, line of credit and other financing arrangements within our consolidated balance sheet.

In January 2011, we entered into an agreement to terminate our 15 month lease of the San Diego facility. Under the terms of this agreement, we will continue to make monthly rental payments through August 31, 2011 and will have no continuing involvement or remaining obligation after that date. Once the lease arrangement has concluded we will account for the San Diego facility as a sale of property. We are scheduled to incur debt service payments and interest totaling approximately $6.9 million over the term of the revised leaseback period.

Other Funding Commitments

As of December 31, 2010, we have funding commitments of up to approximately $19.0 million as part of our investment in biotechnology oriented venture capital funds.

As of December 31, 2010, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of $16.1 million on our consolidated balance sheet for expenditures incurred by CROs as of December 31, 2010. We have approximately $326.9 million in cancellable future commitments based on existing CRO contracts as of December 31, 2010.

Contingent Milestone Payments

Based on our development plans as of December 31, 2010, we have committed to make potential future milestone payments to third parties of up to approximately $1,334.3 million as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of December 31, 2010, such contingencies have not been recorded in our financial statements.

22.	Guarantees

As of December 31, 2010 and 2009, we did not have significant liabilities recorded for guarantees.

We enter into indemnification provisions under our agreements with other companies in the ordinary course of business, typically with business partners, contractors, clinical sites and customers. Under these provisions, we generally indemnify and hold harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of our activities. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited. However, to date we have not incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. As a result, the estimated fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2010 and 2009.

23.	Employee Benefit Plans

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

Expense related to our 401(k) Savings Plan totaled $26.3 million, $27.9 million and $22.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Deferred Compensation Plan

We maintain a non-qualified deferred compensation plan, known as the Supplemental Savings Plan (SSP), which allows a select group of management employees in the U.S. to defer a portion of their compensation. The SSP also provides certain credits to highly compensated U.S. employees, which are paid by the company. These credits are known as the Restoration Match. The deferred compensation amounts are accrued when earned. Such deferred compensation is distributable in cash in accordance with the rules of the SSP. Deferred compensation amounts under such plan as of December 31, 2010 and 2009 totaled approximately $62.2 million and $63.6 million, respectively, and are included in other long-term liabilities within the accompanying consolidated balance sheets. The SSP also holds certain transition contributions on behalf of participants who previously participated in the Biogen, Inc. Retirement Plan. Beginning in 2008, the Restoration Match vests immediately. Previously, the Restoration Match and transition contributions vested over four and seven years of service, respectively, by the employee. Participant contributions vest immediately. Distributions to participants can be either in one lump sum payment or annual installments as elected by the participants.

Pension Plan

We currently maintain retiree benefit plans which include, a defined benefit plan for employees in our German affiliate and other insignificant defined benefit plans in certain other countries in which we have an operating presence.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The obligations under the German plan totaled $8.2 million and $5.7 million as of December 31, 2010 and 2009, respectively. Net periodic pension cost relate to the German plan totaled $1.1 million, $1.1 million and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively.

24.	Segment Information

We operate as one business segment, which is the business of discovering, developing, manufacturing and marketing products for the treatment of serious diseases with a focus on neurological disorders and therefore, our chief operating decision-maker manages the operations of our Company as a single operating segment. Enterprise-wide disclosures about product revenues, other revenues and long-lived assets by geographic area and information relating to major customers are presented below. Revenues are primarily attributed to individual countries based on location of the customer or licensee.

Revenue by product is summarized as follows:

	For the Years Ended December 31,
	2010			2009			2008
	United	Rest of		United	Rest of		United	Rest of
(In millions)	States	World	Total	States	World	Total	States	World	Total

AVONEX	$1,491.6	$1,026.8	$2,518.4	$1,406.2	$916.7	$2,322.9	$1,276.5	$926.1	$2,202.6
TYSABRI	252.8	647.4	900.2	231.8	544.2	776.0	196.4	392.2	588.6
Other	—	51.5	51.5	—	54.0	54.0	—	48.5	48.5

Total product revenues	$1,744.4	$1,725.7	$3,470.1	$1,638.0	$1,514.9	$3,152.9	$1,472.9	$1,366.8	$2,839.7

Geographic Information

The following tables contain certain financial information by geographic area:

December 31, 2010 (In millions)	U.S.	Europe	Germany	Asia	Other	Total

Product revenues from external customers	$1,744.4	$1,090.7	$362.4	$69.0	$203.6	$3,470.1
Revenues from unconsolidated joint business	$906.3	$95.3	$—	$26.0	$49.6	$1,077.2
Other revenues from external customers	$136.0	$32.6	$0.5	$—	$—	$169.1
Long-lived assets	$1,100.3	$717.4	$1.5	$5.4	$1.6	$1,826.2

December 31, 2009 (In millions)	U.S.	Europe	Germany	Asia	Other	Total

Product revenues from external customers	$1,638.0	$913.7	$374.8	$47.9	$178.5	$3,152.9
Revenues from unconsolidated joint business	$839.2	$190.2	$—	$24.1	$41.4	$1,094.9
Other revenues from external customers	$102.8	$26.2	$0.5	$—	$—	$129.5
Long-lived assets	$1,092.7	$705.6	$1.4	$3.6	$2.1	$1,805.4

December 31, 2008 (In millions)	U.S.	Europe	Germany	Asia	Other	Total

Product revenues from external customers	$1,472.9	$822.6	$354.5	$36.5	$153.2	$2,839.7
Revenues from unconsolidated joint business	$793.2	$272.3	$—	$21.7	$41.0	$1,128.2
Other revenues from external customers	$96.5	$32.8	$0.3	$—	$—	$129.6
Long-lived assets	$1,111.2	$658.8	$2.5	$4.2	$1.2	$1,777.9

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues from Unconsolidated Joint Business

Approximately 23%, 25% and 28% of our total revenues in 2010, 2009 and 2008, respectively, are derived from our joint business arrangement with Genentech. For a more detailed discussion of our collaboration with Genentech, please read Note 19, Collaborations to these consolidated financial statements.

Significant Customers

We recorded revenue from two wholesale distributors accounting for 18% and 11% of gross product revenue in 2010, 18% and 12% of gross product revenues in 2009, and 16% and 13% of gross product revenues in 2008.

Other

As of December 31, 2010, 2009 and 2008, approximately $644.7 million, $665.8 million and $611.5 million, respectively, of our long-lived assets were related to our manufacturing facilities in Denmark.

25.	Quarterly Financial Data (Unaudited)

				Fourth
	First	Second	Third	Quarter	Total
(In millions, except per share amounts)	Quarter(a)	Quarter	Quarter(b)	(c)(d)	Year

2010
Product revenues	$824.2	$859.2	$876.9	$909.8	$3,470.1
Unconsolidated joint business revenues	$254.9	$306.4	$258.0	$258.0	$1,077.3
Other revenues	$29.7	$47.1	$41.0	$51.4	$169.1
Total revenues	$1,108.9	$1,212.7	$1,175.8	$1,219.0	$4,716.4
Gross Profit	$1,011.8	$1,105.7	$1,079.9	$1,118.8	$4,316.2
Total cost and expenses and income tax expense	$880.5	$919.1	$1,056.7	$942.6	$3,798.9
Other income (expense), net	$(8.4)	$1.0	$(6.9)	$(4.7)	$(19.0)
Net income	$220.0	$294.6	$112.2	$271.8	$898.6
Net income attributable to noncontrolling interest, net of tax	$2.6	$1.2	$(141.9)	$31.5	$(106.7)
Net income (loss) attributable to Biogen Idec Inc.	$217.4	$293.4	$254.1	$240.3	$1,005.3
Basic earnings per share attributable to Biogen Idec Inc	$0.80	$1.13	$1.06	$1.00	$3.98
Diluted earnings per share attributable to Biogen Idec Inc	$0.80	$1.12	$1.05	$0.99	$3.94

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First	Second	Third	Fourth	Total
(In millions, except per share amounts)	Quarter(e)	Quarter(f)	Quarter	Quarter(g)	Year

2009
Product revenues	$733.4	$791.0	$801.7	$826.8	$3,152.9
Unconsolidated joint business revenues	$278.8	$275.6	$283.9	$256.6	$1,094.9
Other revenues	$24.3	$26.7	$34.9	$43.6	$129.5
Total revenues	$1,036.5	$1,093.3	$1,120.5	$1,127.0	$4,377.3
Gross Profit	$938.3	$1,002.6	$1,027.0	$1,027.3	$3,995.2
Total cost and expenses and income tax expense	$796.8	$963.1	$850.3	$827.4	$3,437.5
Other income (expense), net	$6.8	$14.7	$9.4	$6.4	$37.3
Net income	$246.6	$144.9	$279.6	$306.0	$977.1
Net income attributable to noncontrolling interest, net of tax	$2.6	$2.0	$1.9	$0.4	$6.9
Net income attributable to Biogen Idec Inc.	$244.0	$142.8	$277.7	$305.6	$970.1
Basic earnings per share attributable to Biogen Idec Inc	$0.85	$0.49	$0.96	$1.07	$3.37
Diluted earnings per share attributable to Biogen Idec Inc	$0.84	$0.49	$0.95	$1.06	$3.35

Full year amounts may not sum due to rounding.

(a)	Included within total cost and expenses and income tax expense for the first quarter of 2010 is a charge to acquired IPR&D of $40.0 million related to the achievement of a milestone by Biogen Idec Hemophilia, Inc. (formerly Syntonix Pharmaceuticals, Inc.).

(b)	Included within total cost and expenses and income tax expense for the third quarter of 2010 is a charge to acquired IPR&D of $205.0 million incurred in connection with the license agreement entered into with Knopp Neurosciences Inc. (Knopp), which we consolidated as we determined that we are the primary beneficiary of the entity. The $205.0 million charge was partially offset by an attribution of $145.0 million to the noncontrolling interest.

(c)	Net income attributable to noncontrolling interest in the fourth quarter of 2010 includes a charge of $25.0 million related to the payment made in 2010 to Cardiokine Biopharma, LLC pursuant to the termination of our lixivaptan collaboration.

(d)	Included in total cost and expenses and income tax expense for the fourth quarter of 2010 are charges totaling $75.2 million related to our restructuring plan announced November 3, 2010.

(e)	Changes in tax law in certain state jurisdictions in which we operate during the first quarter of 2009 resulted in a $30.2 million reduction to our first quarter 2009 income tax expense.

(f)	Included within total cost and expenses and income tax expense for the second quarter of 2009 is the $110.0 million upfront payment made to Acorda Therapeutics, Inc. pursuant to our June 30, 2009 collaboration and license agreement to develop and commercialize products containing fampridine in markets outside the U.S.

(g)	Resolution of federal, state and foreign tax audits, including the effective settlement of several uncertain tax positions during the fourth quarter of 2009 resulted in a $34.0 million reduction to our fourth quarter 2009 income tax expense.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

26.	Subsequent Events

We did not have any material recognizable subsequent events. However, we did have the following nonrecognizable subsequent events:

•	On January 26, 2011, Novartis Vaccines and Diagnostics, Inc. filed suit against us alleging that TYSABRI infringes U.S. Patent No. 5,688,688. For information about legal proceedings related to this matter please read Note 20, Litigation to these consolidated financial statements.

•	On January 31, 2011, we entered into an agreement to terminate our 15 month lease of the San Diego facility. Under the terms of this agreement, we will continue to make monthly rental payments through August 31, 2011 and will have no continuing involvement or remaining obligation after that date. For additional information related to our lease of the San Diego facility please read Note 10, Property, Plant and Equipment to these consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Biogen Idec Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, equity and cash flows present fairly, in all material respects, the financial position of Biogen Idec Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
February 4, 2011

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. Filed as Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2003.
3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated May 21, 2001. Filed as Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2003.
3.3	Certificate Increasing the Number of Authorized Shares of Series X Junior Participating Preferred Stock dated July 26, 2001. Filed as Exhibit 3.3 to our Annual Report on Form 10-K for the year ended December 31, 2003.
3.4	Certificate of Amendment to the Amended and Restated Certificate of Incorporation dated November 12, 2003. Filed as Exhibit 3.4 to our Annual Report on Form 10-K for the year ended December 31, 2003.
3.5	Second Amended and Restated Bylaws, as amended. Filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
4.1	Reference is made to Exhibits 3.1 through 3.4 for a description of the rights, preferences and privileges of our Series A Preferred Stock and Series X Junior Participating Preferred Stock
4.2	Indenture between Biogen Idec and The Bank of New York Trust Company, N.A. dated as of February 26, 2008. Filed as Exhibit 4.1 to our Registration Statement on Form S-3 (File No. 333-149379).
4.3	First Supplemental Indenture between Biogen Idec and The Bank of New York Trust Company, N.A. dated as of March 4, 2008. Filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 4, 2008.
10.1	Credit Agreement among Biogen Idec, Bank of America, N.A. as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Goldman Sachs Credit Partners L.P. as co-syndication agents, and the other lenders party thereto dated June 29, 2007. Filed as Exhibit 99.2 to our Current Report on Form 8-K filed on July 2, 2007.
10.2	Amendment No. 1 to Credit Agreement among Biogen Idec, Bank of America, N.A. as administrative agent, and the other lenders party thereto dated as of March 5, 2009. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
10.3†	Expression Technology Agreement between Biogen Idec and Genentech. Inc. dated March 16, 1995. Filed as an exhibit to Biogen Idec’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.
10.4	Letter Agreement between Biogen Idec and Genentech, Inc. dated May 21, 1996. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 6, 1996.
10.5†+	Second Amended and Restated Collaboration Agreement between Biogen Idec and Genentech, Inc. dated as of October 18, 2010.
10.6†+	Letter agreement regarding GA101 financial terms between Biogen Idec and Genentech, Inc. dated October 18, 2010.
10.7†	ANTEGREN (now TYSABRI) Development and Marketing Collaboration Agreement between Biogen Idec and Elan Pharma International Limited dated August 15, 2000. Filed as Exhibit 10.48 to Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-12042) and incorporated herein by reference.
10.8*	Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on May 8, 2008.
10.9*	Amendment to Biogen Idec Inc. 2008 Omnibus Equity Plan dated October 13, 2008. Filed as Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.10*	Form of restricted stock unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on August 1, 2008.
10.11*	Form of nonqualified stock option award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.2 to our Current Report on Form 8-K filed on August 1, 2008.

Exhibit No.	Description

10.12*	Form of cash-settled performance shares award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
10.13*	Form of market stock unit award agreement under the Biogen Idec Inc. 2008 Omnibus Equity Plan. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.
10.14*	Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan, as amended. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 28, 2010.
10.15*	Biogen Idec Inc. 2005 Omnibus Equity Plan. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 15, 2005.
10.16*	Amendment No. 1 to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated April 4, 2006. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.17*	Amendment No. 2 to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated February 12, 2007. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.
10.18*	Amendment to the Biogen Idec Inc. 2005 Omnibus Equity Plan dated April 18, 2008. Filed as Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.19*	Amendment to Biogen Idec Inc. 2005 Omnibus Equity Plan dated October 13, 2008. Filed as Exhibit 10.30 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.20*	Biogen Idec Inc. 2003 Omnibus Equity Plan. Filed as Exhibit 10.73 to our Current Report on Form 8-K filed on November 12, 2003.
10.21*	Amendment to Biogen Idec Inc. 2003 Omnibus Equity Plan. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
10.22*	Amendment to Biogen Idec Inc. 2003 Omnibus Equity Plan dated April 18, 2008. Filed as Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.23*	Amendment to Biogen Idec Inc. 2003 Omnibus Equity Plan dated October 13, 2008. Filed as Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.24*	Biogen Idec Inc. 1995 Employee Stock Purchase Plan as amended and restated effective April 6, 2005. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 15, 2005.
10.25*	IDEC Pharmaceuticals Corporation 1993 Non-Employee Directors Stock Option Plan, as amended and restated through February 19, 2003. Filed as Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 11, 2003.
10.26*	Amendment to IDEC Pharmaceuticals Corporation 1993 Non-Employee Directors Stock Option Plan dated April 18, 2008. Filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.27*	IDEC Pharmaceuticals Corporation 1988 Stock Option Plan, as amended and restated through February 19, 2003. Filed as Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 11, 2003.
10.28*	Amendment to the IDEC Pharmaceuticals Corporation 1988 Stock Option Plan dated April 16, 2004. Filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.
10.29*	Amendment to IDEC Pharmaceuticals Corporation 1988 Stock Option Plan dated April 18, 2008. Filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.30*	Biogen, Inc. 1987 Scientific Board Stock Option Plan (as amended and restated through February 7, 2003). Filed as Exhibit 10.22 to Biogen, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 (File No. 0-12042) and incorporated herein by reference.
10.31*	Amendment to Biogen, Inc. 1987 Scientific Board Stock Option Plan dated April 18, 2008. Filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
10.32*	Biogen, Inc. 1985 Non-Qualified Stock Option Plan, as amended and restated through April 11, 2003. Filed as Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2007.
10.33*	Amendment to Biogen, Inc. 1985 Non-Qualified Stock Option Plan dated April 18, 2008. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Exhibit No.	Description

10.34*	Amendment to Biogen, Inc. 1985 Non-Qualified Stock Option Plan dated October 13, 2008. Filed as Exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.35*	Biogen Idec Inc. 2008 Performance-Based Management Incentive Plan. Filed as Appendix B to Biogen Idec’s Definitive Proxy Statement on Schedule 14A filed on May 8, 2008.
10.36*	Voluntary Executive Supplemental Savings Plan, as amended and restated effective January 1, 2004. Filed as Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2003.
10.37*	Supplemental Savings Plan, as amended and restated effective January 1, 2008. Filed as Exhibit 10.55 to our Annual Report on Form 10-K for the year ended December 31, 2007.
10.38*	Voluntary Board of Directors Savings Plan, as amended and restated effective January 1, 2008. Filed as Exhibit 10.56 to our Annual Report on Form 10-K for the year ended December 31, 2007.
10.39*	Biogen Idec Inc. Executive Severance Policy — U.S. Executive Vice President, as amended effective October 13, 2008. Filed as Exhibit 10.51 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.40*	Biogen Idec Inc. Executive Severance Policy — International Executive Vice President, as amended effective October 13, 2008. Filed as Exhibit 10.52 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.41*	Biogen Idec Inc. Executive Severance Policy — U.S. Senior Vice President, as amended effective October 13, 2008. Filed as Exhibit 10.53 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.42*	Biogen Idec Inc. Executive Severance Policy — International Senior Vice President, as amended effective October 13, 2008. Filed as Exhibit 10.54 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.43*+	Annual Retainer Summary for Board of Directors.
10.44*	Form of indemnification agreement for directors. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on October 17, 2008.
10.45*	Employment Agreement between Biogen Idec and George A. Scangos dated as of June 28, 2010. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on July 1, 2010.
10.46*	Employment Agreement between Biogen Idec and James C Mullen dated as of June 20, 2003. Filed as Exhibit 10.2 to our Registration Statement on Form S-4 (File No. 333-107098).
10.47*	First Amendment to Employment Agreement between Biogen Idec and James C. Mullen dated February 7, 2006. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 10, 2006.
10.48*	Second Amendment to Employment Agreement between Biogen Idec and James C. Mullen dated as of December 4, 2008. Filed as Exhibit 10.59 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.49*	Transition Agreement between Biogen Idec and James C. Mullen dated as of January 4, 2010. Filed as Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2009.
10.50*	Letter regarding employment arrangement of Paul J. Clancy dated August 17, 2007. Filed as Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2007.
10.51*	Letter regarding employment arrangement of Robert Hamm dated April 1, 2009. Filed as Exhibit 10.52 to our Annual Report on Form 10-K for the year ended December 31, 2009.
10.52*	Letter regarding employment arrangement of Craig E. Schneier dated October 8, 2001. Filed as Exhibit 10.53 to our Annual Report on Form 10-K for the year ended December 31, 2005.
10.53*	First Amendment to Employment Agreement between Biogen Idec and Craig E. Schneier dated October 8, 2008. Filed as Exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.54*	Letter regarding employment arrangement of Susan Alexander dated December 13, 2005. Filed as Exhibit 10.58 to our Annual Report on Form 10-K for the year ended December 31, 2009.
10.55*+	Letter regarding employment arrangement of Francesco Granata dated January 6, 2010.
10.56	Agreement among Biogen Idec and certain entities affiliated with Carl C. Icahn dated March 20, 2010. Filed as Exhibit 99.1 to our Current Report on Form 8-K filed on March 22, 2010.

Exhibit No.	Description

21+	Subsidiaries.
23+	Consent of PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm.
31.1+	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following materials from Biogen Idec Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statement of Equity and (v) Notes to Consolidated Financial Statements.

ˆ	References to “our” filings mean filings made by Biogen Idec Inc. and filings made by IDEC Pharmaceuticals Corporation prior to the merger with Biogen, Inc. Unless otherwise indicated, exhibits were previously filed with the Securities and Exchange Commission under Commission File Number 0-19311 and are incorporated herein by reference.

*	Management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted or requested with respect to portions of this exhibit.

+	Filed herewith.

++	Furnished herewith.

A-4