Form 10-Q
period 2011-03-31
BIOGEN IDEC INC.
filed 2011-04-21
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐     No ☑

The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of April 18, 2011, was 241,632,189 shares.

BIOGEN IDEC INC.

FORM 10-Q — Quarterly Report
For the Quarterly Period Ended March 31, 2011

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Income — For the Three Months Ended March 31, 2011 and 2010	4
	Condensed Consolidated Balance Sheets — As of March 31, 2011 and December 31, 2010	5
	Condensed Consolidated Statements of Cash Flows — For the Three Months Ended March 31, 2011 and 2010	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	55

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	56
Item 1A.	Risk Factors	56
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 6.	Exhibits	67
Signatures		68
EX-10.1
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
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	the anticipated amount, mix and timing of future product sales, joint business revenues, accounts receivable, foreign earnings, royalty revenues or obligations, milestone payments, expenses, investments, currency hedges, and amortization of intangible assets;

•	the growth trends for TYSABRI and our ability to improve the benefit-risk profile of TYSABRI;

•	the development of and milestone payments resulting from the commercialization of BG-12;

•	the incidence, timing, outcome and impact of litigation, proceedings related to patents and other intellectual property rights, tax audits and assessments and other legal proceedings;

•	the timing and impact of accounting standards;

•	the design, costs, development and timing of, and therapeutic area and indications targeted by, programs in our clinical pipeline;

•	the timing and outcome of regulatory filings and communications with regulatory authorities;

•	the impact and interpretation of U.S. healthcare reform, including the annual fee on prescription drug manufacturers, and other measures designed to reduce healthcare costs;

•	the impact of the global macroeconomic environment and the deterioration of the credit and economic conditions in certain countries in Europe;

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	the opportunistic return of cash to shareholders and use of shares from our repurchase programs;

•	the structure, strategy, financial and operational impact, and timing of our framework for growth;

•	the status, use, location, quality of and financial impact of our manufacturing facilities and other properties; and

•	the drivers for growing our business, including our plans to pursue external business development and research opportunities, and the impact of competition.

These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements, including those discussed in the “Risk Factors” section of this report and elsewhere within this report. You should not place undue reliance on these statements. Forward-looking statements speak only as of the date of this report. We do not undertake any obligation to publicly update any forward-looking statements.

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

NOTE REGARDING TRADEMARKS

AVONEX® and RITUXAN® are registered trademarks of Biogen Idec. FUMADERMtm and AVONEX PENtm are trademarks of Biogen Idec. TYSABRI® is a registered trademark of Elan Pharmaceuticals, Inc. The following are trademarks of the respective companies listed: ANGIOMAX® and ANGIOX® — The Medicines Company; ARZERRAtm — Glaxo Group Limited; BETASERON® and BETAFERON® — Bayer Schering Pharma AG; EXTAVIA® — Novartis AG; and REBIF® — Ares Trading S.A.

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2011	2010

Revenues:
Product	$907,102	$824,220
Unconsolidated joint business	256,124	254,928
Other	40,116	29,712

Total revenues	1,203,342	1,108,860

Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	103,113	97,055
Research and development	293,633	307,030
Selling, general and administrative	244,516	248,664
Collaboration profit sharing	74,794	63,557
Amortization of acquired intangible assets	53,216	48,889
Restructuring charge	16,587	—
Acquired in-process research and development	—	39,976
Fair value adjustment of contingent consideration	1,200	—

Total cost and expenses	787,059	805,171

Income from operations	416,283	303,689
Other income (expense), net	9,951	(8,386)

Income before income tax expense	426,234	295,303
Income tax expense	117,468	75,310

Net income	308,766	219,993
Net income attributable to noncontrolling interests, net of tax	14,435	2,551

Net income attributable to Biogen Idec Inc.	$294,331	$217,442

Net income per share:
Basic earnings per share attributable to Biogen Idec Inc.	$1.22	$0.80

Diluted earnings per share attributable to Biogen Idec Inc.	$1.20	$0.80

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	241,536	269,922

Diluted earnings per share attributable to Biogen Idec Inc.	244,551	272,703

See accompanying notes to these unaudited condensed consolidated financial statements

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	As of March 31,	As of December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$790,675	$759,598
Marketable securities	437,870	448,146
Accounts receivable, net	687,609	605,329
Due from unconsolidated joint business	230,610	222,459
Inventory	295,260	289,066
Other current assets	186,291	215,822

Total current assets	2,628,315	2,540,420

Marketable securities	885,444	743,101
Property, plant and equipment, net	1,673,502	1,641,634
Intangible assets, net	1,731,844	1,772,826
Goodwill	1,146,314	1,146,314
Investments and other assets	228,105	248,198

Total assets	$8,293,524	$8,092,493

LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable, line of credit and other financing arrangements	$134,779	$137,153
Taxes payable	93,483	84,517
Accounts payable	159,136	162,529
Accrued expenses and other	591,448	665,923

Total current liabilities	978,846	1,050,122

Notes payable and line of credit	1,065,613	1,066,379
Long-term deferred tax liability	218,504	200,950
Other long-term liabilities	356,261	325,599

Total liabilities	2,619,224	2,643,050

Commitments and contingencies (Notes 2, 16, 18 and 19)
Equity:
Biogen Idec Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	125	124
Additional paid-in capital	3,975,428	3,895,103
Accumulated other comprehensive income (loss)	(992)	(21,610)
Retained earnings	2,166,813	1,872,481
Treasury stock, at cost	(537,215)	(349,592)

Total Biogen Idec Inc. shareholders’ equity	5,604,159	5,396,506
Noncontrolling interests	70,141	52,937

Total equity	5,674,300	5,449,443

Total liabilities and equity	$8,293,524	$8,092,493

See accompanying notes to these unaudited condensed consolidated financial statements

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Three Months
	Ended March 31,
	2011	2010

Cash flows from operating activities:
Net income	$308,766	$219,993
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	92,545	82,510
Acquired in-process research and development	—	39,976
Share-based compensation	33,119	51,006
Fair value adjustment of contingent consideration	1,200	—
Excess tax benefit from share-based compensation	(10,060)	(4,379)
Deferred income taxes	71,974	8,042
Write-down of inventory to net realizable value	1,170	2,289
Impairment of marketable securities, investments and other assets	1,210	16,111
Non-cash interest (income) expense and foreign exchange remeasurement loss (gain), net	2,688	3,982
Realized gain on sale of marketable securities and strategic investments	(15,897)	(4,985)
Changes in operating assets and liabilities, net:
Accounts receivable	(90,712)	(20,201)
Due from unconsolidated joint business	(8,151)	(11,439)
Inventory	(6,498)	12,264
Other assets	(17,154)	(13,463)
Accrued expenses and other current liabilities	(149,063)	(82,854)
Other liabilities and taxes payable	38,441	38,043

Net cash flows provided by operating activities	253,578	336,895

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	788,083	1,029,307
Purchases of marketable securities	(908,730)	(699,677)
Acquisitions	—	(39,976)
Purchases of property, plant and equipment	(32,143)	(38,209)
Purchases of intangible assets	(10,962)	—
Purchases of other investments	(2,878)	(1,708)
Proceeds from the sale of strategic investments	39,835	—

Net cash flows (used in) provided by investing activities	(126,795)	249,737

Cash flows from financing activities:
Purchase of treasury stock	(195,287)	(577,580)
Proceeds from issuance of stock for share-based compensation arrangements	91,155	52,818
Excess tax benefit from share-based compensation	10,060	4,379
Change in cash overdraft	(2,466)	(1,826)
Net contributions from noncontrolling interests	—	760
Repayments of borrowings	(2,113)	(2,011)
Repayments on financing arrangement for the sale of the San Diego facility	(1,181)	—

Net cash flows used in financing activities	(99,832)	(523,460)

Net increase in cash and cash equivalents	26,951	63,172
Effect of exchange rate changes on cash and cash equivalents	4,126	(5,502)
Cash and cash equivalents, beginning of the period	759,598	581,889

Cash and cash equivalents, end of the period	$790,675	$639,559

See accompanying notes to these unaudited condensed consolidated financial statements

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Business

Overview

Biogen Idec is a global biotechnology company focused on discovering, developing, manufacturing and marketing products for the treatment of serious diseases with a focus on neurological disorders. We currently have four marketed products: AVONEX, RITUXAN, TYSABRI, and FUMADERM. Our marketed products are used for the treatment of multiple sclerosis (MS), non-Hodgkin’s lymphoma (NHL), rheumatoid arthritis (RA), Crohn’s disease, chronic lymphocytic leukemia (CLL), and psoriasis.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2010 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Consolidation

Our condensed consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries and those of certain variable interest entities in which we are the primary beneficiary. For such consolidated entities in which we own less than a 100% interest, we record net income (loss) attributable to noncontrolling interests in our consolidated statement of income equal to the percentage of the economic or ownership interest retained in the collaborative arrangement or joint venture by the respective noncontrolling parties. All material intercompany balances and transactions have been eliminated in consolidation.

In determining whether we are the primary beneficiary of an entity, we apply a qualitative approach, that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. These considerations impact the way we account for our existing collaborative and joint venture relationships and determine the consolidation of companies or entities with which we have collaborative or other arrangements. Determination about whether an enterprise should consolidate a variable interest entity is required to be evaluated continuously as changes to existing relationships or future transactions may result in us consolidating or deconsolidating our partner(s) to collaborations and other arrangements.

Use of Estimates

The preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments and methodologies, including those related to revenue recognition and related allowances, our collaborative relationships, clinical trial expenses, the consolidation of variable interest entities, the valuation of contingent consideration resulting from a business combination, the

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

valuation of acquired intangible assets including in-process research and development, inventory, impairment and amortization of long-lived assets including intangible assets, impairments of goodwill, share-based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of investments, derivatives and hedging activities, contingencies, litigation, and restructuring charges. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Subsequent Events

We did not have any material recognizable subsequent events. However, we did have the following unrecognizable subsequent event:

In April 2011, we agreed to terminate our collaboration with Vernalis plc (Vernalis) for the development and commercialization of an adenosine A2a receptor antagonist for treatment of Parkinson’s disease effective April 11, 2011. Under the terms of the agreement, we will return the program to Vernalis and have no further license to, or continuing involvement in the development of, this compound and its related intellectual property. In exchange, we will receive a royalty on future net sales if this compound is ultimately commercialized. We funded development costs through the effective date and have no other remaining development obligations after that date. Development expense incurred by this collaboration in 2011 was insignificant.

2.	Acquisitions

Acquisition of Panima Pharmaceuticals AG

On December 17, 2010, we completed our acquisition of 100% of the stock of Panima Pharmaceuticals AG (Panima), an affiliate of Neurimmune AG. The purchase price was comprised of a $32.5 million cash payment, plus up to $395.0 million in contingent consideration payable upon the achievement of development milestones. Panima is a business involved in the discovery of antibodies designed to treat neurological disorders.

Upon acquisition, we recorded a liability of $81.2 million representing the acquisition date fair value of the contingent consideration. As of March 31, 2011, the fair value of the total contingent consideration obligation reflected within our condensed consolidated balance sheet was $82.4 million, of which $4.9 million was reflected as a component of accrued expenses and other and $77.5 million was reflected as a component of other long-term liabilities. The change in fair value of this obligation was recognized as a fair value adjustment of contingent consideration within our condensed consolidated statement of income for the three months ended March 31, 2011. For additional information related to this transaction, please read Note 2, Acquisitions to our consolidated financial statements included within our 2010 Form 10-K.

Acquisition of Biogen Idec Hemophilia Inc.

In connection with our acquisition of Biogen Idec Hemophilia Inc. (BIH), formerly Syntonix Pharmaceuticals, Inc. (Syntonix), in January 2007, we agreed to make additional future consideration payments based upon the achievement of certain milestone events associated with the development of BIH’s lead product, long-lasting recombinant Factor IX, a product for the treatment of hemophilia B. One of these milestones was achieved when, in January 2010, we initiated patient enrollment in a registrational trial of Factor IX. As a

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

result of the achievement of this milestone, we paid approximately $40.0 million to the former shareholders of Syntonix. We recorded this payment as a charge to acquired in-process research and development within our condensed consolidated statement of income for the three months ended March 31, 2010, in accordance with the accounting standard applicable to business combinations when we acquired BIH.

3.	Restructuring

In November 2010, we announced a number of strategic, operational, and organizational initiatives designed to provide a framework for the future growth of our business and realign our overall structure to become a more efficient and cost effective organization. As part of this initiative:

•	We have terminated or are in the process of discontinuing certain research and development programs, including those in oncology and cardiovascular medicine that are no longer a strategic fit for our Company.

•	We have substantially completed a 13% reduction in workforce spanning our sales, research and development, and administrative functions.

•	We are in the process of vacating the San Diego, California facility and consolidating our Massachusetts facilities. In October 2010, we sold the San Diego facility and agreed to lease back the facility for a period of 15 months. In January 2011, we entered into an agreement to terminate this lease effective August 31, 2011. For a more detailed description of these transactions, please read Note 11, Property, Plant and Equipment to these condensed consolidated financial statements.

We expect to incur total restructuring charges of approximately $110.0 million associated with the implementation of these initiatives. Costs associated with our workforce reduction primarily relate to employee severance and benefits. Facility consolidation costs are primarily comprised of charges associated with the closing of facilities, related lease obligations and additional depreciation recognized when the expected useful lives of certain assets have been shortened due to the consolidation and closing of related facilities and the discontinuation of certain research and development programs.

For the three months ended March 31, 2011, we recognized restructuring charges totaling $16.6 million within our condensed consolidated statement of income, comprised of approximately $12.1 million for workforce reduction and $4.5 million for facility consolidation, of which $3.5 million relates to additional depreciation. We previously recognized $75.2 million of restructuring charges within our consolidated statement of income during the fourth quarter of 2010. We expect that our restructuring efforts will be substantially completed, and that substantially all of the remaining restructuring charges will be incurred and paid by the end of 2011.

The following table summarizes the activity of our restructuring liability:

	Workforce	Facility
(In millions)	Reduction	Consolidation	Total

Restructuring reserve as of December 31, 2010	$60.6	$5.8	$66.4
Expense	10.5	0.9	11.4
(Payments) receipts, net	(64.0)	(0.4)	(64.4)
Adjustments to previous estimates, net	1.7	—	1.7
Other adjustments	8.6	(3.2)	5.4

Restructuring reserve as of March 31, 2011	$17.4	$3.1	$20.5

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

4.	Revenue Recognition

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the customer is fixed or determinable; and collectability is reasonably assured.

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

Reserves for Discounts and Allowances

We establish reserves for trade term discounts, wholesaler incentives, Medicaid rebates, Veterans Administration (VA) and Public Health Service (PHS) discounts, managed care rebates, product returns and other governmental rebates or applicable allowances. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). In addition, we distribute no-charge product to qualifying patients under our patient assistance and patient replacement goods program. This program is administered through one of our distribution partners, which ships product to qualifying patients from its own inventory received from us. Gross revenue and the related reserves are not recorded on product shipped under this program and cost of sales is recorded when the product is shipped.

Product revenue reserves are categorized as follows: discounts, contractual adjustments and returns. Our estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends and forecasted customer buying patterns. Actual amounts may ultimately differ from our estimates.

An analysis of the amount of, and change in, reserves is summarized as follows:

		Contractual
(In millions)	Discounts	Adjustments	Returns	Total

Balance, as of December 31, 2010	$13.9	$107.0	$21.1	$142.0
Current provisions relating to sales in current year	23.8	91.5	3.8	119.1
Adjustments relating to prior years	—	(5.4)	(1.0)	(6.4)
Payments/returns relating to sales in current year	(10.4)	(22.3)	(0.2)	(32.9)
Payments/returns relating to sales in prior years	(12.4)	(46.6)	(1.4)	(60.4)

Balance, as of March 31, 2011	$14.9	$124.2	$22.3	$161.4

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The total reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

	As of	As of
	March 31,	December 31,
(In millions)	2011	2010

Reduction of accounts receivable	$38.5	$36.7
Current liability	122.9	105.3

Total reserves	$161.4	$142.0

Revenues from Unconsolidated Joint Business

We collaborate with Genentech on the development and commercialization of RITUXAN. Revenues from unconsolidated joint business consist of (1) our share of pre-tax co-promotion profits in the U.S.; (2) reimbursement of our selling and development expense in the U.S.; and (3) revenue on sales of RITUXAN in the rest of world, which consists of our share of pretax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada by F. Hoffmann-La Roche Ltd. (Roche) and its sublicensees. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling and marketing, and development expenses incurred by Genentech, Roche and us. We record our share of the pretax co-promotion profits in Canada and royalty revenues on sales of RITUXAN outside the U.S. on a cash basis. Additionally, our share of the pretax co-promotion profits in the U.S. includes estimates supplied by Genentech.

Royalty Revenues

We receive royalty revenues on sales by our licensees of other products covered under patents that we own. There are no future performance obligations on our part under these license arrangements. We record these revenues based on estimates of the sales that occurred during the relevant period. The relevant period estimates of sales are based on interim data provided by licensees and analysis of historical royalties that have been paid to us, adjusted for any changes in facts and circumstances, as appropriate. We maintain regular communication with our licensees in order to assess the reasonableness of our estimates. Differences between actual royalty revenues and estimated royalty revenues are adjusted in the period in which they become known, typically the following quarter. Historically, adjustments have not been material when compared to actual amounts paid by licensees. If we are ever unable to accurately estimate revenue, then we record revenues on a cash basis.

5.	Accounts Receivable

Our accounts receivable primarily arise from product sales in the U.S. and Europe and primarily represent amounts due from our wholesale distributors, large pharmaceutical companies, public hospitals and other government entities. The majority of our accounts receivable have standard payment terms which are generally between 30 and 90 days. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We provide reserves against trade receivables for estimated losses that may result from a customer’s inability to pay. Amounts determined to be uncollectible are charged or written-off against the reserve. To date, such losses have not exceeded management’s estimates.

Concentrations of credit risk with respect to receivables, which are typically unsecured, are limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. We continue to monitor economic conditions, including volatility associated with

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

international economies, and related impacts on the relevant financial markets and our business, especially in light of sovereign credit issues. The credit and economic conditions within Italy, Spain, Portugal and Greece, among other members of the European Union, have deteriorated throughout 2010. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries. As of March 31, 2011, our accounts receivable balances in Italy, Spain and Portugal were $141.3 million, $113.9 million, and $28.7 million, respectively, totaling approximately $283.9 million. Approximately $70.0 million of this amount was outstanding for greater than one year. As of March 31, 2011, we had $69.6 million of receivables that are expected to be collected beyond one year, which are included as a component of investments and other assets within our condensed consolidated balance sheets.

Our concentrations of credit risk related to our accounts receivable from product sales in Greece to date have been limited as our receivables within this market are due from our distributor. As of March 31, 2011, our accounts receivable balances due from our distributor in Greece totaled $7.1 million. These receivables remain current and substantially in compliance with their contractual due dates.

To date, we have not experienced any significant losses or write-offs with respect to the collection of our accounts receivable in these countries.

6.	Inventory

The components of inventory are summarized as follows:

	As of	As of
	March 31,	December 31,
(In millions)	2011	2010

Raw materials	$62.1	$59.0
Work in process	147.4	142.2
Finished goods	85.8	87.9

Total inventory	$295.3	$289.1

7.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of March 31, 2011			As of December 31, 2010
	Estimated		Accumulated			Accumulated
(In millions)	Life	Cost	Amortization	Net	Cost	Amortization	Net

Out-licensed patents	12 years	$578.0	$(360.5)	$217.5	$578.0	$(350.2)	$227.8
Core developed technology	15-23 years	3,005.3	(1,679.6)	1,325.7	3,005.3	(1,636.9)	1,368.4
In-process research and development	Up to 15 years upon commercialization	110.9	—	110.9	110.9	—	110.9
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed patents	Up to 14 years	15.3	(1.6)	13.7	3.0	(1.3)	1.7
Assembled workforce	4 years	2.1	(2.1)	—	2.1	(2.1)	—
Distribution rights	2 years	12.7	(12.7)	—	12.7	(12.7)	—

Total intangible assets		$3,788.3	$(2,056.5)	$1,731.8	$3,776.0	$(2,003.2)	$1,772.8

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Our most significant intangible asset is the core technology related to our AVONEX product. The net book value of this asset as of March 31, 2011 was $1,312.1 million. For the three months ended March 31, 2011 and 2010, amortization for acquired intangible assets totaled $53.3 million and $48.9 million, respectively, and is expected to be in the range of approximately $180.0 million to $220.0 million annually through 2015.

In the first quarter of 2011, we entered into a license agreement granting us exclusive patent rights for the diagnostic and therapeutic application of recombinant virus-like particles, known as VP1 proteins. These VP1 proteins are used to detect antibodies of the JC virus (JCV) in serum or blood. Under the terms of this agreement, we expect to make payments totaling approximately $46.2 million through 2016. These payments include upfront and milestone payments as well as the greater of an annual maintenance fee or usage-based royalty payment. As of March 31, 2011, we recognized an intangible asset in the amount of $12.3 million, reflecting the total of upfront and other time-based milestone payments expected to be made. We will further capitalize additional payments due under this arrangement as an intangible asset as they become payable. We will amortize the intangible asset resulting from these payments utilizing an economic consumption amortization model with the amount of amortization determined by the ratio of actual JCV assay tests performed in the current period to the total number of JCV assay tests expected to be performed through 2016.

Other than the amounts recorded in connection with the license agreement described above, intangible assets were unchanged as of March 31, 2011 compared to December 31, 2010, excluding the impact of the amortization.

Goodwill

Our goodwill balance remained unchanged as of March 31, 2011 compared to December 31, 2010. As of March 31, 2011, we had no accumulated impairment losses.

8.	Fair Value Measurements

A majority of our financial assets and liabilities have been classified as Level 2. Our financial assets and liabilities (which include our cash equivalents, derivative contracts, marketable debt securities, and plan assets for deferred compensation) have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. We validate the prices provided by our third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of March 31, 2011 and December 31, 2010.

Our strategic investments in publicly traded equity securities are classified as Level 1 assets as their fair values are readily determinable and based on quoted market prices.

We also maintain certain investments classified as Level 3 whose fair value is initially measured at transaction prices and subsequently valued using the pricing of recent financing or by reviewing the underlying economic fundamentals and liquidation value of the companies. Our venture capital investments are the only investments for which we used Level 3 inputs to determine the fair value and represented approximately 0.2% and 0.3% of our total assets as of March 31, 2011 and December 31, 2010, respectively. These investments

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

include investments in certain biotechnology oriented venture capital funds which primarily invest in small privately-owned, venture-backed biotechnology companies. The fair value of our investments in these venture capital funds has been estimated using the net asset value of the fund. The investments cannot be redeemed within the funds. Distributions from each fund will be received as the underlying investments of the fund are liquidated. The funds and therefore a majority of the underlying assets of the funds will not be liquidated in the near future. The underlying assets in these funds are initially measured at transaction prices and subsequently valued using the pricing of recent financings or by reviewing the underlying economic fundamentals and liquidation value of the companies that the funds invest in. We apply judgments and estimates when we validate the prices provided by third parties. While we believe the valuation methodologies are appropriate, the use of valuation methodologies is highly judgmental and changes in methodologies can have a material impact on our results of operations. Gains and losses (realized and unrealized) included in earnings for the period are reported in other income (expense), net.

In addition, during the fourth quarter of 2010, we recognized an in-process research and development asset and recorded a contingent consideration obligation related to our acquisition of Panima. The amount allocated to in-process research and development represents the fair value of the three programs acquired and was based on comparable transactions and a risk-adjusted estimate of future cash flows determined by estimating the costs to develop the acquired technology into commercially viable products, estimating the resulting revenue from the projects, and discounting the net cash flows to present value. We determined the fair value of the contingent consideration obligation based upon probability-weighted assumptions related to the achievement of certain milestone events and thus the likelihood of us making payments. These fair value measurements are based on inputs not observable in the market and therefore represent Level 3 measurements. We revalue the acquisition-related contingent consideration obligation on a recurring basis each reporting period and assess the in-process research and development asset for impairment at least annually until commercialization of the underlying programs after which time the asset will be amortized over its estimated useful life.

Our Level 3 contingent consideration obligation as of March 31, 2011 and December 31, 2010 was $82.4 million and $81.2 million, respectively. These valuations were determined based upon net cash outflow projections of $395.0 million, discounted using a rate of 6.0% and 6.1%, respectively, which is the cost of debt financing for market participants. The change in fair value of this obligation, of $1.2 million, was primarily due to changes in the expected timing related to the achievement of certain developmental milestones and was recognized as a fair value adjustment of contingent consideration within our condensed consolidated statement of income for the three months ended March 31, 2011.

There were no transfers between fair value measurement levels during the three months ended March 31, 2011.

The tables below present information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

				Significant
	Balance as of	Quoted Prices in	Significant Other	Unobservable
	March 31,	Active Markets	Observable Inputs	Inputs
(In millions)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$679.4	$—	$679.4	$—
Marketable debt securities:
Corporate debt securities	343.4	—	343.4	—
Government securities	865.1	—	865.1	—
Mortgage and other asset backed securities	114.8	—	114.8	—
Strategic investments	2.0	2.0	—	—
Venture capital investments	20.5	—	—	20.5
Derivative contracts	0.2	—	0.2	—
Plan assets for deferred compensation	14.6	—	14.6	—

Total	$2,040.0	$2.0	$2,017.5	$20.5

Liabilities:
Derivative contracts	$32.1	$—	$32.1	$—
Acquisition-related contingent consideration	82.4	—	—	82.4

Total	$114.5	$—	$32.1	$82.4

				Significant
	Balance as of	Quoted Prices in	Significant Other	Unobservable
	December 31,	Active Markets	Observable Inputs	Inputs
(In millions)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$651.8	$—	$651.8	$—
Marketable debt securities:
Corporate debt securities	313.0	—	313.0	—
Government securities	785.3	—	785.3	—
Mortgage and other asset backed securities	92.9	—	92.9	—
Strategic investments	44.8	44.8	—	—
Venture capital investments	20.8	—	—	20.8
Derivative contracts	1.3	—	1.3	—
Plan assets for deferred compensation	13.0	—	13.0	—

Total	$1,922.9	$44.8	$1,857.3	$20.8

Liabilities:
Derivative contracts	$12.2	$—	$12.2	$—
Acquisition-related contingent consideration	81.2	—	—	81.2

Total	$93.4	$—	$12.2	$81.2

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table provides a roll forward of the fair value of our venture capital investments, which are all Level 3 assets:

	For the Three Months
	Ended March 31,
(In millions)	2011	2010

Beginning balance, January 1	$20.8	$21.9
Unrealized gains included in earnings	0.6	—
Unrealized losses included in earnings	(1.0)	(1.5)
Purchases	0.1	0.4
Issuances	—	—
Settlements	—	—

Ending balance, March 31	$20.5	$20.8

The fair and carrying values of our debt instruments, which are all Level 2 liabilities, are summarized as follows:

	As of March 31, 2011		As of December 31, 2010
	Fair	Carrying	Fair	Carrying
(In millions)	Value	Value	Value	Value

Credit line from Dompé	$6.4	$6.3	$8.1	$8.0
Notes payable to Fumedica	24.7	22.7	24.2	22.0
6.0% Senior Notes due 2013	482.1	449.8	485.5	449.8
6.875% Senior Notes due 2018	623.3	596.5	618.0	597.9

Total	$1,136.5	$1,075.3	$1,135.8	$1,077.7

The fair values of our credit line from Dompé and our note payable to Fumedica were estimated using market observable inputs, including current interest and foreign currency exchange rates. The fair value of our Senior Notes was determined through market, observable, and corroborated sources.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

9.	Financial Instruments

Marketable Securities, including Strategic Investments

The following tables summarize our marketable securities and strategic investments:

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of March 31, 2011 (In millions):	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$117.8	$0.2	$—	$117.6
Non-current	225.6	0.7	(0.5)	225.4
Government securities
Current	317.8	0.2	—	317.6
Non-current	547.3	0.2	(0.6)	547.7
Mortgage and other asset backed securities
Current	2.2	—	—	2.2
Non-current	112.6	0.5	(0.3)	112.4

Total available-for-sale securities	$1,323.3	$1.8	$(1.4)	$1,322.9

Other Investments
Strategic investments, non-current	$2.0	$0.5	$—	$1.5

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of December 31, 2010 (In millions):	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$93.2	$0.1	$—	$93.1
Non-current	219.8	2.1	(0.5)	218.2
Government securities
Current	352.8	0.2	—	352.6
Non-current	432.5	0.6	(0.6)	432.5
Mortgage and other asset backed securities
Current	2.1	—	—	2.1
Non-current	90.8	0.5	(0.2)	90.5

Total available-for-sale securities	$1,191.2	$3.5	$(1.3)	$1,189.0

Other Investments
Strategic investments, non-current	$44.8	$17.5	$—	$27.3

In the tables above, as of March 31, 2011 and December 31, 2010, government securities included $198.8 million and $163.5 million, respectively, of Federal Deposit Insurance Corporation (FDIC) guaranteed senior notes issued by financial institutions under the Temporary Liquidity Guarantee Program.

Certain commercial paper and short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the accompanying condensed consolidated balance sheets and are not

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

included in the tables above. As of March 31, 2011 and December 31, 2010, the carrying value of our commercial paper, including accrued interest, was $89.8 million and $30.0 million, respectively. As of March 31, 2011 and December 31, 2010, the carrying value of our short-term debt securities was $589.6 million and $621.8 million, respectively. The carrying values of our commercial paper, including accrued interest, and our short-term debt securities approximate fair value.

Summary of Contractual Maturities: Available-for-Sale Securities

The estimated fair value and amortized cost of securities, excluding strategic investments, available-for-sale by contractual maturity are summarized as follows:

	As of March 31, 2011		As of December 31, 2010
	Estimated	Amortized	Estimated	Amortized
(In millions)	Fair Value	Cost	Fair Value	Cost

Due in one year or less	$437.8	$437.4	$448.1	$447.8
Due after one year through five years	774.7	774.7	664.1	662.4
Due after five years	110.8	110.8	79.0	78.8

Total	$1,323.3	$1,322.9	$1,191.2	$1,189.0

The average maturity of our marketable securities as of March 31, 2011 and December 31, 2010 was 12 months and 11 months, respectively.

Proceeds from Marketable Securities

The proceeds from maturities and sales of marketable securities, excluding strategic investments and resulting realized gains and losses, are generally reinvested, and are summarized as follows:

	For the Three Months
	Ended March 31,
(In millions)	2011	2010

Proceeds from maturities and sales	$788.1	$1,029.3
Realized gains	$2.4	$5.7
Realized losses	$(0.8)	$0.7

During the first quarter of 2011, we also recognized within other income (expense), net a gain of $13.8 million on the sale of stock from our strategic investment portfolio.

Impairments

We conduct periodic reviews to identify and evaluate each investment that has an unrealized loss, in accordance with the meaning of other-than-temporary impairment and its application to certain investments.

For the three months ended March 31, 2011, we recognized $1.2 million in charges for the impairment of our investments in venture capital funds and investments in privately-held companies. No impairments were recognized in relation to our publicly-held strategic investments.

For the three months ended March 31, 2010, we recognized $15.8 million in charges for the impairment of our publicly-held strategic investments, investments in venture capital funds and investments in privately-held companies, which was primarily due to one of our strategic investments executing an equity offering at a price below our cost basis during the first quarter of 2010.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

10.	Derivative Instruments

Foreign Currency Forward Contracts

Due to the global nature of our operations, portions of our revenues are earned in currencies other than the U.S. dollar. The value of revenues measured in U.S. dollars is subject to changes in currency exchange rates. In order to mitigate these changes we use foreign currency forward contracts to lock in exchange rates associated with a portion of our forecasted international revenues.

Foreign currency forward contracts in effect as of March 31, 2011 and December 31, 2010 had durations of 1 to 12 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.

The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenue is summarized as follows:

	Notional Amount
	As of	As of
	March 31,	December 31,
Foreign Currency: (In millions)	2011	2010

Euro	$564.0	$460.3
Canadian dollar	17.2	24.0
Swedish krona	7.3	9.9

Total foreign currency forward contracts	$588.5	$494.2

The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) within total equity reflected net losses of $30.4 million and $11.0 million as of March 31, 2011 and December 31, 2010, respectively. We expect all contracts to be settled over the next 12 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of March 31, 2011 and December 31, 2010, credit risk did not materially change the fair value of our foreign currency forward contracts.

In relation to our foreign currency forward contracts, we recognized in other income (expense), net gains of $0.8 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively, due to hedge ineffectiveness.

In addition, we recognized in product revenue a net loss of $8.3 million and a net gain of $0.2 million for the three months ended March 31, 2011 and 2010, respectively, for the settlement of certain effective cash flow hedge instruments. These settlements were recorded in the same period as the related forecasted revenue.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Summary of Derivatives Designated as Hedging Instruments

The following table summarizes the fair value and presentation in our condensed consolidated balance sheets for derivatives designated as hedging instruments:

		Fair Value
		As of March 31,
(In millions)	Balance Sheet Location	2011

Foreign Currency Contracts
Asset derivatives	Other current assets	$—
Liability derivatives	Accrued expenses and other	$29.6

		Fair Value
		As of December 31,
(In millions)	Balance Sheet Location	2010

Foreign Currency Contracts
Asset derivatives	Other current assets	$—
Liability derivatives	Accrued expenses and other	$11.0

The following table summarizes the effect of derivatives designated as hedging instruments within our condensed consolidated statements of income:

	Amount		Amount
	Recognized in		Reclassified from
	Accumulated		Accumulated
	Other		Other
	Comprehensive		Comprehensive
	Income (Loss)	Income	Income (Loss)	Income	Amount of
	on Derivative	Statement	into Income	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Gain/(Loss)	Location	Recorded
(In millions)	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

For the Three Months Ended
March 31, 2011:				Other income
Foreign currency contracts	$(30.4)	Revenue	$(8.3)	(expense)	$0.8
March 31, 2010:				Other income
Foreign currency contracts	$32.0	Revenue	$0.2	(expense)	$0.1

Other Derivatives

We also enter into other foreign currency forward contracts, usually with one month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.

The aggregate notional amount of our outstanding foreign currency contracts was $176.5 million as of March 31, 2011. The fair value of these contracts was a net liability of $2.3 million. Net losses of $4.9 million related to these contracts were recognized as a component of other income (expense), net, for the three months ended March 31, 2011.

11.	Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $789.9 million and $767.2 million as of March 31, 2011 and December 31, 2010, respectively.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

San Diego Facility

On October 1, 2010, we sold the San Diego facility for cash proceeds, net of transaction costs, of approximately $127.0 million. As part of this transaction, we agreed to lease back the San Diego facility for a period of 15 months. We are accounting for this transaction as a financing arrangement as we have determined that the transaction does not qualify as a sale due to our continuing involvement under the leaseback terms. Accordingly, we recorded an obligation for the proceeds received in October and the facility assets remain classified as held for use and the carrying value of the facility remains reflected as a component of property, plant and equipment, net within our condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010. Our remaining obligation, which is reflected as a component of current portion of notes payable, line of credit and other financing arrangements within our condensed consolidated balance sheets, was $125.0 million and $125.9 million as of March 31, 2011 and December 31, 2010, respectively. We have not recognized a loss or impairment charge related to the San Diego facility.

In January 2011, we entered into an agreement to terminate our 15 month lease of the San Diego facility on August 31, 2011 and will have no continuing involvement or remaining obligation after that date. Once the lease arrangement has concluded we will account for the San Diego facility as a sale of property.

12.	Equity

Preferred Stock

In March 2011, 8,221 shares of our Series A Preferred Stock, which represented all preferred shares outstanding, were converted into shares of common stock by the holder pursuant to the conversion terms of the Series A Preferred Stock. As a result we issued 493,260 shares of common stock and no other shares of Preferred Stock remain issued and outstanding as of March 31, 2011.

Share Repurchases

In February 2011, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock. We expect to use this repurchase program principally to offset common stock issuance under our share-based compensation plans. This repurchase program does not have an expiration date. Under this authorization, we repurchased approximately 2.8 million shares of our common stock at a cost of $195.3 million during the first quarter of 2011. From April 1, 2011 through April 21, 2011, we repurchased an additional 1.0 million shares under this program at a total cost of $75.7 million. Approximately 16.2 million shares remain available for repurchase under the 2011 repurchase program.

For the three months ended March 31, 2010, we repurchased approximately 10.5 million shares at a cost of approximately $557.6 million under our 2009 stock repurchase authorization. We retired all of these shares as they were acquired. In connection with this retirement, in accordance with our policy, we recorded a reduction in additional paid-in-capital by the same amount.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

13.	Comprehensive Income

The following tables reflect the activity in comprehensive income included within equity attributable to the shareholders of Biogen Idec, equity attributable to noncontrolling interests, and total equity:

	For the Three Months			For the Three Months
	Ended March 31, 2011			Ended March 31, 2010
	Biogen Idec			Biogen Idec
	Shareholders’	Noncontrolling	Total	Shareholders’	Noncontrolling	Total
(In millions)	Equity	Interests	Equity	Equity	Interests	Equity

Comprehensive income:
Net income	$294.3	$14.4	$308.7	$217.4	$2.6	$220.0
Unrealized gains (losses) on securities available for sale	(11.8)	—	(11.8)	(2.9)	—	(2.9)
Unrealized gains (losses) on foreign currency forward contracts	(17.4)	—	(17.4)	27.9	—	27.9
Unrealized gains (losses) on pension benefit obligations	—	—	—	(0.1)	—	(0.1)
Currency translation adjustment	49.8	2.8	52.6	(52.4)	(2.6)	(55.0)

Total comprehensive income	$314.9	$17.2	$332.1	$189.9	$—	$189.9

Unrealized holding gains (losses) on securities available for sale are shown net of tax of $6.9 million for the three months ended March 31, 2011, compared to $1.7 million in the prior year comparative period.

Unrealized gains (losses) on foreign currency forward contracts are shown net of tax of $2.0 million for the three months ended March 31, 2011, compared to $3.0 million in the prior year comparative period.

Unrealized gains (losses) on pension benefit obligations are shown net of tax as of March 31, 2011 and 2010. The effect of income taxes was negligible for both periods.

The following table reconciles equity attributable to noncontrolling interests:

	For the Three Months
	Ended March 31,
(In millions)	2011	2010

Noncontrolling interests, beginning of period	$52.9	$40.4
Net income (loss) attributable to noncontrolling interests	14.4	2.6
Currency translation adjustment	2.8	(2.6)
Distributions to noncontrolling interests	—	—
Capital contributions from noncontrolling interests	—	0.8

Noncontrolling interests, end of period	$70.1	$41.2

Total distributions to us from our joint ventures were negligible for the three months ended March 31, 2011 and 2010.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

14.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months Ended March 31,
(In millions)	2011	2010

Numerator:
Net income attributable to Biogen Idec Inc	$294.3	$217.4
Adjustment for net income allocable to preferred stock	(0.5)	(0.4)

Net income used in calculating basic and diluted earnings per share	$293.8	$217.0

Denominator:
Weighted average number of common shares outstanding	241.5	269.9
Effect of dilutive securities:
Stock options and employee stock purchase plan	1.2	1.1
Time-vested restricted stock units	1.6	1.7
Market stock units	0.2	—
Performance-vested restricted stock units settled in shares	—	—

Dilutive potential common shares	3.0	2.8

Shares used in calculating diluted earnings per share	244.5	272.7

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

	For the Three Months
	Ended March 31,
(In millions)	2011	2010

Numerator:
Net income allocable to preferred stock	$0.5	$0.4

Denominator:
Stock options	0.6	5.0
Time-vested restricted stock units	—	0.7
Market stock units	—	—
Performance-vested restricted stock units settled in shares	—	—
Convertible preferred stock	0.4	0.5

Total	1.0	6.2

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

15.	Share-based Payments

We grant stock options and restricted stock units to employees, officers, and directors under our current stock plan. The following table presents grants of stock options and restricted stock units:

	For the Three Months
	Ended March 31,
	2011	2010

Stock options	—	120,000
Market stock units(a)	363,000	333,000
Cash settled performance shares(b)	467,000	370,000
Time-vested restricted stock units	1,220,000	1,600,000
Performance-vested restricted stock units(c)	1,000	4,000

(a)	Market stock units (MSUs) granted for the three months ended March 31, 2010, represents target number of shares eligible to be earned at the time of grant.

MSUs granted for the three months ended March 31, 2011, includes approximately 347,000 MSUs granted in connection with our annual awards made in February 2011, representing the target number of shares eligible to be earned at the time of grant, and 16,000 additional MSUs issued in 2011 based upon the attainment of performance criteria set for 2010 in relation to shares granted in 2010.

(b)	Cash settled performance shares (CSPSs) granted for the three months ended March 31, 2010, represents target number of shares eligible to be earned at the time of grant.

CSPSs granted for the three months ended March 31, 2011, includes approximately 379,000 CSPSs granted in connection with our annual awards made in February 2011, representing the target number of shares eligible to be earned at the time of grant, and approximately 88,000 additional CSPSs issued in 2011 based upon the attainment of performance criteria set for 2010 in relation to shares granted in 2010.

(c)	Performance-vested restricted stock units (PVRSUs) granted for the three months ended March 31, 2010, represents target number of shares eligible to be earned at the time of grant; approximately 1,000 additional PVRSUs were issued in 2011 based upon the attainment of performance criteria set for 2010 in relation to shares granted in 2010.

In addition, for the three months ended March 31, 2011, approximately 185,000 shares were issued under the ESPP compared to approximately 200,000 shares issued in the prior year comparative period.

The following table summarizes share-based compensation expense included within our condensed consolidated statements of income:

	For the Three Months
	Ended March 31,
(In millions)	2011	2010

Research and development	$19.1	$16.7
Selling, general and administrative	20.7	36.2
Restructuring charges	(0.6)	—

Subtotal	39.2	52.9
Capitalized share-based compensation costs	(1.0)	(0.9)

Share-based compensation expense included in total costs and expenses	38.2	52.0
Income tax effect	(12.0)	(16.7)

Share-based compensation expense included in net income attributable to Biogen Idec Inc	$26.2	$35.3

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months
	Ended March 31,
(In millions)	2011	2010

Stock options	$1.1	$10.8
Market stock units	3.5	3.6
Time-vested restricted stock units	27.9	33.5
Performance-vested restricted stock units settled in shares	0.4	2.4
Cash settled performance shares	4.8	1.0
Employee stock purchase plan	1.5	1.6

Subtotal	$39.2	$52.9
Capitalized share-based compensation costs	(1.0)	(0.9)

Share-based compensation expense included in total costs and expenses	$38.2	$52.0

16.	Income Taxes

For the three months ended March 31, 2011, our effective tax rate was 27.6%, compared to 25.5% in the prior year comparative period.

The increase in our tax rate for the three months ended March 31, 2011, compared to the same period in 2010, was primarily a result of an increased percentage of our 2011 profits being earned in higher tax rate jurisdictions, principally the U.S., due in part to our 2010 restructuring initiative. In addition, a 2010 reorganization of certain of our international operations also resulted in a benefit in the first quarter of 2010, the period of reorganization. These factors were partially offset by the 2011 settlement of an outstanding IRS audit matter and an increase in research and development expenses eligible for orphan drug credit.

Reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months
	Ended March 31,
	2011	2010

Statutory rate	35.0%	35.0%
State taxes	2.4	1.9
Taxes on foreign earnings	(5.5)	(9.8)
Credits and net operating loss utilization	(2.1)	(1.6)
Purchased intangible assets	1.4	1.5
IPR&D	—	0.8
Permanent items	(1.3)	(1.6)
Other	(2.3)	(0.7)

Effective tax rate	27.6%	25.5%

Accounting for Uncertainty in Income Taxes

We and our subsidiaries are routinely examined by various taxing authorities. We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

longer subject to U.S. federal tax examination for years before 2007 or state, local, or non-U.S. income tax examinations by tax authorities for years before 2001.

Contingency

In 2006, the Massachusetts Department of Revenue (DOR) issued a Notice of Assessment against Biogen Idec MA Inc. (BIMA), one of our wholly-owned subsidiaries, for $38.9 million of corporate excise tax for 2002, which includes associated interest and penalties. The assessment asserts that the portion of sales attributable to Massachusetts (sales factor), the computation of BIMA’s research and development credits and certain deductions claimed by BIMA were not appropriate, resulting in unpaid taxes for 2002. In December 2006, we filed an abatement application with the DOR seeking abatement for 2001, 2002 and 2003, which was denied. In July 2007, we filed a petition with the Massachusetts Appellate Tax Board (the Massachusetts ATB) seeking, among other items, abatements of corporate excise tax for 2001, 2002 and 2003 and adjustments in certain credits and credit carryforwards for 2001, 2002 and 2003. Issues before the Board include the computation of BIMA’s sales factor for 2001, 2002 and 2003, computation of BIMA’s research credits for those same years, and the availability of deductions for certain expenses and partnership flow-through items. The Massachusetts ATB has ordered the hearing on our petition to begin on June 14, 2011.

On June 8, 2010, we received Notices of Assessment from the DOR against BIMA for $103.5 million of corporate excise tax, including associated interest and penalties, related to our 2004, 2005 and 2006 tax filings. The asserted basis for these assessments is consistent with that for 2002. Including associated interest and penalties, assessments related to periods under dispute total $142.4 million. In August 2010, we filed an abatement application with the DOR seeking abatement for 2004, 2005 and 2006, which the DOR denied in December 2010. We filed a petition appealing the denial with the Massachusetts ATB on February 3, 2011. For all periods under dispute, we believe that positions taken in our tax filings are valid and believe that we have meritorious defenses in these disputes. We are contesting these matters vigorously.

Our tax filings for 2007 and 2008 have not yet been audited by the DOR but have been prepared in a manner consistent with prior filings which may result in an assessment for those years. Due to tax law changes effective January 1, 2009, the computation and deductions at issue in previous tax filings have not been part of our tax filings in Massachusetts starting in 2009.

We believe that these assessments do not impact the level of liabilities for income tax contingencies. However, there is a possibility that we may not prevail in defending all of our assertions with the DOR. If these matters are resolved unfavorably in the future, the resolution could have a material adverse impact on the effective tax rate and our results of operations.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

17.	Other Consolidated Financial Statement Detail

Other Income (Expense), Net

Components of other income (expense), net, are summarized as follows:

	For the Three Months
	Ended March 31,
(In millions)	2011	2010

Interest income	$3.7	$8.9
Interest expense	(9.2)	(8.3)
Impairments of investments	(1.2)	(15.8)
Foreign exchange gains (losses), net	(0.4)	1.0
Gain (loss) on sales of investments, net	15.3	5.0
Other, net	1.8	0.8

Total other income (expense), net	$10.0	$(8.4)

Other Current Assets

Other current assets consist of the following:

	As of	As of
	March 31,	December 31,
(In millions)	2011	2010

Deferred tax assets	$66.8	$112.2
Prepaid taxes	22.9	31.4
Receivable from collaborations	7.7	7.3
Interest receivable	4.3	4.9
Other prepaid expenses	60.1	47.9
Other	24.5	12.1

Total other current assets	$186.3	$215.8

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Accrued Expenses and Other

Accrued expenses and other consists of the following:

	As of	As of
	March 31,	December 31,
(In millions)	2011	2010

Employee compensation and benefits	$110.4	$159.7
Revenue-related rebates	122.9	105.3
Restructuring charges	20.5	66.4
Royalties and licensing fees	42.6	45.1
Deferred revenue	47.4	41.3
Collaboration expenses	45.2	31.6
Clinical development expenses	24.3	24.4
Interest payable	5.5	21.6
Construction in progress accrual	9.1	16.4
Current portion of contingent consideration	4.9	11.9
Other	158.6	142.2

Total accrued expense and other	$591.4	$665.9

For a discussion of restructuring charges accrued as of March 31, 2011 and December 31, 2010, please read Note 3, Restructuring, to our consolidated financial statements included in this report.

18.	Investments in Variable Interest Entities

Consolidated Variable Interest Entities

Our condensed consolidated financial statements include the financial results of variable interest entities in which we are the primary beneficiary.

Investments in Joint Ventures

We consolidate the operations of Biogen Dompé SRL and Biogen Dompé Switzerland GmbH, our respective sales affiliates in Italy and Switzerland, as we retain the contractual power to direct the activities of these entities which most significantly and directly impact their economic performance. The activity of each of these joint ventures is significant to our overall operations. The assets of these joint ventures are restricted, from the standpoint of Biogen Idec, in that they are not available for our general business use outside the context of each joint venture. The holders of the liabilities of each joint venture, including the credit line from Dompé described in our 2010 Form 10-K, have no recourse to Biogen Idec.

The following table summarizes total joint venture assets and liabilities:

	As of	As of
	March 31,	December 31,
(In millions)	2011	2010

Assets	$184.8	$159.2
Liabilities	$74.5	$63.3

The joint venture’s most significant assets are accounts receivable from the ordinary course of business. As of March 31, 2011, accounts receivable held by our joint ventures totaled $146.4 million, of which $141.3 million were related to Biogen Dompé SRL, compared to total accounts receivable of $124.2 million

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

as of December 31, 2010, of which $118.0 million were related to Biogen Dompé SRL. For additional information related to our accounts receivable balances in Italy, please read Note 5, Accounts Receivable to these condensed consolidated financial statements.

Other than the line of credit from us and Dompé Farmaceutici SpA to Biogen-Dompé SRL, as described in Note 11, Indebtedness to our consolidated financial statements included within our 2010 Form 10-K, we have provided no financing to these joint ventures. In addition, Biogen-Dompé SRL has an operating lease for office space as well as a contract for the provision of administrative services with Dompé Farmaceutici SpA.

Knopp

In August 2010, we entered into a license agreement with Knopp Neurosciences, Inc. (Knopp), a subsidiary of Knopp Holdings, LLC, for the development, manufacture and commercialization of dexpramipexole, an orally administered small molecule in clinical development for the treatment of amyotrophic lateral sclerosis (ALS). We are responsible for all development activities and, if successful, we will also be responsible for the manufacture and global commercialization of dexpramipexole. Under the terms of the license agreement we made a $26.4 million upfront payment and agreed to pay Knopp up to an additional $265.0 million in development and sales-based milestone payments, as well as royalties on future commercial sales. In addition, we also purchased 30.0% of the Class B common shares of Knopp for $60.0 million.

Due to the terms of the license agreement and our investment in Knopp, we determined that we are the primary beneficiary of Knopp as we have the power to direct the activities that most significantly impact Knopp’s economic performance. As such, we consolidate the results of Knopp. Although we have assumed responsibility for the development of dexpramipexole, we may also be required to reimburse certain Knopp expenses directly attributable to the license agreement. Any additional amounts incurred by Knopp that we reimburse will be reflected within total costs and expenses in our consolidated statements of income. Future development and sales-based milestone payments will be reflected within our consolidated income statement as charges to noncontrolling interests when such milestones are achieved.

In March 2011, we dosed the first patient in a registrational study for dexpramipexole. The achievement of this milestone resulted in a $10.0 million payment due to Knopp. As we consolidate Knopp, we recognized this payment as a charge to noncontrolling interests in the first quarter of 2011.

For the three months ended March 31, 2011, the collaboration incurred $5.7 million of expense related to the development of dexpramipexole, which is reflected as research and development expense within our condensed consolidated statement of income. The assets and liabilities of Knopp are not significant to our financial position or results of operations. We have provided no financing to Knopp other than previously contractually required amounts disclosed above.

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

We determined that we are the primary beneficiary of Neurimmune because we have the power through the collaboration to direct the activities that most significantly impact SubOne’s economic performance and are required to fund 100% of the research and development costs incurred in support of the collaboration agreement. Amounts that are incurred by Neurimmune for research and development expenses in support of

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

the collaboration that we reimburse are reflected in research and development expense in our consolidated statements of income. Future milestone payments will be reflected within our consolidated statements of income as a charge to the noncontrolling interest when such milestones are achieved.

For the three months ended March 31, 2011 and 2010, the collaboration incurred development expense totaling $1.8 million and $5.1 million, respectively, which is reflected as research and development expense within our condensed consolidated statements of income. The assets and liabilities of Neurimmune are not significant as it is a research and development organization. We have provided no financing to Neurimmune other than previously contractually required amounts disclosed above.

In April 2011, we submitted an Investigational New Drug (IND) application for beta-amyloid removal therapy (BART), which triggered a $15.0 million milestone payment due to Neurimmune. BART is being developed for the treatment of Alzheimer’s disease. As we consolidate Neurimmune, we will recognize this payment as a charge to noncontrolling interests in the second quarter of 2011.

Unconsolidated Variable Interest Entities

We have relationships with other variable interest entities which we do not consolidate as we lack the power to direct the activities that significantly impact the economic success of these entities. These relationships include investments in certain biotechnology companies and research collaboration agreements. For additional information related to our significant collaboration arrangements, please read Note 19, Collaborations to our consolidated financial statements included within our 2010 Form 10-K.

As of March 31, 2011 and December 31, 2010, the total carrying value of our investments in biotechnology companies that we determined to be variable interest entities and which are not consolidated were $24.0 million and $22.9 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.

We have entered into research collaborations with certain variable interest entities where we are required to fund certain development activities. These development activities are included in research and development expense within our consolidated statements of income as they are incurred. Depending on the collaborative arrangement, we may record funding receivables or payable balances with our partners, based on the nature of the cost-sharing mechanism and activity within the collaboration. As of March 31, 2011 and December 31, 2010, we had no significant receivables or payables related to cost sharing arrangements with unconsolidated variable interest entities.

We have provided no financing to these variable interest entities other than previously contractually required amounts.

19.	Litigation

Massachusetts Department of Revenue

In 2006, the Massachusetts Department of Revenue (DOR) issued a Notice of Assessment against BIMA for $38.9 million of corporate excise tax for 2002, which includes associated interest and penalties. The assessment asserts that the portion of sales attributable to Massachusetts (sales factor), the computation of BIMA’s research and development credits and certain deductions claimed by BIMA were not appropriate, resulting in unpaid taxes for 2002. On December 6, 2006, we filed an abatement application with the DOR seeking abatements for 2001, 2002 and 2003. The abatement application was denied on July 24, 2007. On July 25, 2007, we filed a petition with the Massachusetts Appellate Tax Board (the Massachusetts ATB) seeking, among other items, abatements of corporate excise tax for 2001, 2002 and 2003 and adjustments in

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

certain credits and credit carry forwards for 2001, 2002 and 2003. Issues before the Board include the computation of BIMA’s sales factor for 2001, 2002 and 2003, computation of BIMA’s research credits for those same years, and the availability of deductions for certain expenses and partnership flow-through items. The Massachusetts ATB has ordered the hearing on our petition to begin on June 14, 2011.

On June 8, 2010, we received Notices of Assessment from the DOR against BIMA for $103.5 million of corporate excise tax, including associated interest and penalties, related to our 2004, 2005 and 2006 tax filings. The asserted basis for these assessments is consistent with that for 2002. On August 5, 2010, we filed an abatement application with the DOR seeking abatements for 2004, 2005, and 2006, which the DOR denied on December 15, 2010. We filed a petition appealing the denial with the Massachusetts ATB on February 3, 2011. For all periods under dispute, we believe that positions taken in our tax filings are valid and believe that we have meritorious defenses in these disputes. We are contesting these matters vigorously.

Hoechst — Genentech Arbitration

On October 24, 2008, Hoechst GmbH filed with the ICC International Court of Arbitration (Paris) a request for arbitration against Genentech, relating to a terminated license agreement (the “Hoechst License”) between Hoechst’s predecessor and Genentech granting Genentech certain rights with respect to U.S. Patents 5,849,522 (’522 patent) and 6,218,140 (’140 patent) and related patents outside the U.S. Although we are not a party to the arbitration, any damages awarded to Hoechst based on U.S. net sales of RITUXAN may be a cost charged to our collaboration with Genentech. The license was entered as of January 1, 1991 and was terminated by Genentech on October 27, 2008. We understand that Hoechst seeks payment of royalties on sales of Genentech products, including RITUXAN, damages for breach of contract, and other relief. We estimate, based solely on our understanding of Hoechst’s claims and not on any evaluation of the merits of the claims, that royalties and interest, if awarded in connection with U.S. net sales of RITUXAN, could total $100 million based on the 0.5% royalty rate set forth in the agreement and historical RITUXAN net sales. Although we are not a party to the arbitration, any damages awarded to Hoechst based on U.S. sales of RITUXAN may be a cost charged to our collaboration with Genentech.

Sanofi ’522 and ’140 Patent Litigation

On October 27, 2008, Sanofi-Aventis Deutschland GmbH (Sanofi), successor to Hoechst, filed suit against Genentech and Biogen Idec in federal court in Texas (E.D. Tex.) (Texas Action) claiming that RITUXAN and certain other Genentech products infringe the ’522 patent and the ’140 patent. The patents are due to expire in December 2015. Sanofi seeks preliminary and permanent injunctions, compensatory and exemplary damages, and other relief. The same day Genentech and Biogen Idec filed a complaint against Sanofi in federal court in California (N.D. Cal.) (California Action) seeking a declaratory judgment that RITUXAN and other Genentech products do not infringe the ’522 patent or the ’140 patent and a declaratory judgment that those patents are invalid. The Texas Action was ordered transferred to the federal court in the Northern District of California and consolidated with the California Action and we refer to the two actions together as the Consolidated Sanofi Patent Actions. On March 7, 2011, the court granted Biogen Idec’s and Genentech’s motion for summary judgment in the Consolidated Sanofi Patent Actions on the grounds that RITUXAN does not infringe the ’522 patent or the ’140 patent. The court has ordered a trial to begin on June 13, 2011 on the remaining claims, including Biogen Idec’s and Genentech’s invalidity claims. We have not formed an opinion that an unfavorable outcome on the invalidity claims in the Consolidated Sanofi Patent Actions or in any appeal by Sanofi of non-infringement ruling is either “probable” or “remote.” We believe that we have good and valid defenses and are vigorously defending against the allegations. In the event that we and Genentech are found liable we estimate that the range of any potential loss could extend to a royalty of up to 0.5% of net sales of RITUXAN, based on, among other things, the royalty rate set forth in the terminated Hoechst License and an analysis of royalty rates charged for comparable technologies. We believe that Sanofi would seek a

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

substantially higher royalty rate, and we will continue to vigorously oppose its claims and position. One of the issues to be resolved in the Consolidated Sanofi Patent Actions is whether any award of reasonable royalty damages would begin running from October 27, 2008, when Genentech terminated the Hoechst License, or from October 27, 2002, six years before Sanofi filed the Texas Action, the statutory limitations period for damages in patent cases. In the event that Genentech is ordered in the arbitration described above to pay royalties on RITUXAN sales under the Hoechst License up to the date of the termination of the Hoechst License (October 27, 2008), we do not anticipate that either we or Genentech would be subject to any damages award in the Consolidated Sanofi Patent Actions for any period before October 27, 2008. Any damages awarded to Sanofi based on U.S. net sales of RITUXAN may be a cost charged to our collaboration with Genentech.

’755 Patent Litigation

On September 15, 2009, we were issued U.S. patent No. 7,588,755 (’755 Patent), which claims the use of interferon beta for immunomodulation or treating a viral condition, viral disease, cancers or tumors. This patent, which expires in September 2026, covers, among other things, the treatment of MS with our product AVONEX. On May 27, 2010, Bayer Healthcare Pharmaceuticals Inc. (Bayer) filed a lawsuit against us in federal court in the District of New Jersey seeking a declaratory judgment of patent invalidity and noninfringement and seeking monetary relief in the form of attorneys’ fees, costs and expenses. On May 28, 2010, BIMA filed a lawsuit in federal court in the District of New Jersey alleging infringement of the ’755 Patent by EMD Serono, Inc. (manufacturer, marketer and seller of REBIF), Pfizer, Inc. (co-marketer of REBIF), Bayer (manufacturer, marketer and seller of BETASERON and manufacturer of EXTAVIA), and Novartis Pharmaceuticals Corp. (marketer and seller of EXTAVIA) and seeking monetary damages, including lost profits and royalties. The court has consolidated the two lawsuits, and we refer to the two actions as the Consolidated ‘755 Patent Actions. On August 16, 2010, BIMA amended its complaint to add Ares Trading S.A. (Ares), an affiliate of EMD Serono, as a defendant, and to seek a declaratory judgment that a purported “nonsuit and option agreement” between Ares and BIMA dated October 12, 2000, that purports to provide that Ares will have an option to obtain a license to the ’755 Patent, is not a valid and enforceable agreement or, alternatively, has been revoked and/or terminated by the actions of Ares or its affiliates. Ares has answered the amended complaint and has moved to compel arbitration of the claims against it, which we have opposed, and Ares’ motion is pending. Ares has also filed a Notice of Arbitration, which we have opposed. Bayer, Pfizer, Novartis and EMD Serono have all filed counterclaims in the Consolidated ‘755 Patent Actions seeking declaratory judgments of patent invalidity and noninfringement, and seeking monetary relief in the form of costs and attorneys’ fees, and EMD Serono and Bayer have filed a counterclaim seeking a declaratory judgment that the ’755 Patent is unenforceable based on alleged inequitable conduct. Bayer has also amended its complaint to seek such a declaration.

GSK ’612 Patent Litigation

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

Novartis V&D ’688 Patent Litigation

On January 26, 2011, Novartis Vaccines and Diagnostics, Inc. (Novartis V&D) filed suit against us in federal district court in Delaware, alleging that TYSABRI infringes U.S. Patent No. 5,688,688 “Vector for

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Expression of a Polypeptide in a Mammalian Cell” (’688 patent), which was granted in November 1997 and expires in November 2014. Novartis V&D seeks a declaration of infringement, a finding of willful infringement, compensatory damages, treble damages, interest, costs and attorneys’ fees. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote”, and are unable to estimate the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and will vigorously defend against it.

Product Liability and Other Legal Proceedings

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

21.	New Accounting Pronouncements

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

In January 2010, we adopted a newly issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. In addition, effective for interim and annual periods beginning after December 15, 2010, which for us is January 1, 2011, this standard further requires an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. As this accounting standard only requires enhanced disclosure, the adoption of this newly issued accounting standard did not impact our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes beginning on page 4 of this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

Executive Summary

Introduction

Biogen Idec is a global biotechnology company focused on discovering, developing, manufacturing and marketing products for the treatment of serious diseases with a focus on neurological disorders. We currently have four marketed products: AVONEX, RITUXAN, TYSABRI, and FUMADERM. Our marketed products are used for the treatment of multiple sclerosis (MS), non-Hodgkin’s lymphoma (NHL), rheumatoid arthritis (RA), Crohn’s disease, chronic lymphocytic leukemia (CLL), and psoriasis.

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

In November 2010, we announced a number of strategic, operational and organizational initiatives, which are described below under the heading “Restructuring Charge.” We expect to incur charges totaling approximately $110.0 million associated with the implementation of these initiatives of which $75.2 million was incurred in 2010 and the remainder is anticipated to be substantially incurred by the end of 2011.

Financial Highlights

The following table is a summary of financial results achieved:

	For the Three Months
	Ended March 31,
(In millions, except per share amounts and percentages)	2011(1)	2010(2)	Change %

Total revenues	$1,203.3	$1,108.9	8.5%
Income from operations	$416.3	$303.7	37.1%
Net income attributable to Biogen Idec Inc.	$294.3	$217.4	35.4%
Diluted earnings per share attributable to Biogen Idec Inc	$1.20	$0.80	50.4%

(1)	Income from operations, as well as net income attributable to Biogen Idec Inc. for the three months ended March 31, 2011, was reduced by the $16.6 million restructuring charge recognized during the first quarter of 2011.

(2)	Income from operations, as well as net income attributable to Biogen Idec Inc. for the three months ended March 31, 2010, were reduced by an approximately $40.0 million charge to acquired in-process research and development (IPR&D) related to the achievement of a milestone by Biogen Idec Hemophilia, Inc. (formerly Syntonix Pharmaceuticals, Inc.).

As described below under “Results of Operations,” our operating results for the three months ended March 31, 2011 reflect the following:

•	Worldwide AVONEX revenues totaled $642.5 million in the first quarter of 2011, representing an increase of 8.4% over the same period in 2010.

•	Our share of TYSABRI revenues totaled $251.4 million in the first quarter of 2011, representing an increase of 15.0% over the same period in 2010.

•	Our share of RITUXAN revenues totaled $256.1 million in the first quarter of 2011, remaining essentially flat in comparison to the same period in 2010. Our share of co-promotion profits in the U.S. totaled $221.9 million representing an increase of 10.8% over 2010. This increase was offset by royalty expirations in our rest of world markets and a decrease in selling and development expenses incurred by us and reimbursed by Genentech, which are also included within our total unconsolidated joint business revenues.

•	Total cost and expenses decreased 2.2% in the first quarter of 2011, compared to the same period in 2010, reflecting our efforts to become a more efficient and cost-effective organization. Research and development expense and selling, general and administrative costs decreased 4.4% and 1.7%, respectively, for the three months ended March 31, 2011, from the same period in 2010. These decreases were offset by the $16.6 million restructuring charge recognized during the first quarter of 2011 as well as a 17.7% increase in collaboration profit sharing expense due to TYSABRI revenue growth. In addition, total cost and expenses for the three months ended March 31, 2010 included an IPR&D charge of $40.0 million related to the achievement of a milestone by Biogen Idec Hemophilia, Inc.

We generated $272.6 million of net cash flow from operations for the three months ended March 31, 2011, which was primarily driven by earnings. Cash and cash equivalents and marketable securities totaled approximately $2,114.0 million as of March 31, 2011.

In February 2011, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock. We expect to use this repurchase program principally to offset common stock issuance under our share-based compensation plans. This repurchase program does not have an expiration date. Under this authorization, we repurchased approximately 2.8 million shares of our common stock at a cost of $195.3 million during the first quarter of 2011. From April 1, 2011 through April 21, 2011, we repurchased an additional 1.0 million shares under this program at a total cost of $75.7 million. Approximately 16.2 million shares remain available for repurchase under the 2011 repurchase program.

Business Environment

We conduct our business primarily within the biotechnology and pharmaceutical industries, which are highly competitive. Many of our competitors are working to develop products similar to those we are developing or already market. For example, along with us, a number of companies are working to develop additional treatments for MS that may compete with AVONEX and TYSABRI, including oral and other alternative formulations. In addition, the commercialization of certain of our own pipeline product candidates, such as BG-12 (dimethyl fumarate), may also negatively impact future sales of AVONEX and TYSABRI. We may also face increased competitive pressures as a result of the emergence of biosimilars. In the U.S., AVONEX, RITUXAN and TYSABRI are licensed under the Public Health Service Act (PHSA) as biological products. In March 2010, U.S. healthcare reform legislation amended the PHSA to authorize the U.S. Food and Drug Administration (FDA) to approve biological products, known as biosimilars or follow-on biologics, that are shown to be highly similar to previously approved biological products based upon potentially abbreviated data packages.

In addition, the U.S. healthcare reform legislation enacted in 2010 contained new cost containment measures. We have encountered similar efforts to reform health care coverage and costs in other countries in which we operate. Moreover, the economic environment in Europe has become increasingly challenging. Many of the countries in which we operate are also seeking to reduce their public expenditures in light of the recent global economic downturn. The deterioration of the credit and economic conditions in certain countries in Europe has delayed reimbursement for our products and led to additional austerity measures aimed at reducing healthcare costs. Global efforts to reduce healthcare costs continue to exert pressure on product pricing and have negatively impacted our revenues and results of operations. For additional information about certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” section of this report.

Key Pipeline Development

BG-12

In April 2011, we announced positive top-line results from DEFINE, the first of two pivotal Phase 3 clinical trials designed to evaluate our investigational oral compound BG-12 as a monotherapy in relapsing-remitting multiple sclerosis (RRMS). Results showed that 240 mg of BG-12, administered either twice or three times a day, met the primary and secondary study endpoints. Initial data from the trial also showed that BG-12 demonstrated a favorable safety and tolerability profile, consistent with what was seen in the published Phase 2 study of BG-12. A second Phase 3 RRMS clinical trial, CONFIRM, is currently underway, with results expected in the second half of 2011. The FDA recently rescinded the fast track designation for BG-12 due to the availability of another oral MS treatment on the market.

We have several patents and other rights applicable to BG-12. In the U.S. we are entitled to the 5 year data exclusivity given to new chemical entities and we own a patent covering the administration of dimethyl fumarate (DMF), the active ingredient in BG-12, to treat MS and other autoimmune diseases. This patent expires in 2020 with a possible term extension to be determined. In the E.U. we have a patent covering our BG-12 formulation and the method of treating MS and other autoimmune diseases with our formulation that expires in 2019 and which may also be eligible for patent term extension in some countries. There is some uncertainty around achieving data protection in the E.U. Specifically, we believe that we are entitled to 8 years of data exclusivity and 2 years of market exclusivity because we believe BG-12 is a “New Active Substance” under E.U. law. The European Medicines Agency’s Committee for Medicinal Products for Human Use (CHMP) has recently taken the position that a single active substance may not qualify for “New Active Substance” status if it was one component of a previously approved multi-component product. Other companies have challenged this position in litigation that is still ongoing. FUMADERM is approved for psoriasis in Germany and contains DMF, the active ingredient in BG-12, as well as additional monoethyl fumarate salts. We believe we will be entitled to data exclusivity and we will continue to pursue this as we move the compound forward.

We acquired BG-12 and FUMADERM (Fumapharm Products) as part of our acquisition of Fumapharm AG in 2006. We paid $220.0 million upon closing of the transaction and will pay an additional $15.0 million if a Fumapharm Product is approved for MS in the U.S. or E.U. We may also make the following milestone payments based on sales of Fumapharm Products in any indication less customary returns, discounts and allowances and charges for transportation, taxes and customs duties:

	Cumulative Sales Level
					Each additional
					$1.0B
Prior 12 Month Sales	$500M	$1.0B	$2.0B	$3.0B	up to $20.0B
	Payment Amount (In millions)

<$500 million	$—	$—	$—	$—	$—
$500 million — $1.0 billion	22.0	25.0	50.0	$50M	50.0
$1.0 billion — $1.5 billion	—	50.0	100.0	$100M	100.0
$1.5 billion — $2.0 billion	—	—	150.0	$150M	150.0
$2.0 billion — $2.5 billion	—	—	200.0	$200M	200.0
$2.5 billion — $3.0 billion	—	—	—	$250M	250.0
>$3.0 billion	—	—	—	—	300.0

These milestone payments are considered contingent consideration and will be accounted for as an increase to goodwill as incurred, in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm. Milestone payments are due within 30 days following the end of the quarter in which the applicable sales level has been reached and are based upon the total sales of Fumapharm Products in the prior twelve month period.

Results of Operations

Revenues

Revenues are summarized as follows:

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2011		2010

Product revenues
United States	$460.4	38.3%	$410.3	37.0%
Rest of world	446.7	37.1%	413.9	37.3%

Total product revenues	$907.1	75.4%	$824.2	74.3%
Unconsolidated joint business	256.1	21.3%	254.9	23.0%
Other	40.1	3.3%	29.7	2.7%

Total revenues	$1,203.3	100.0%	$1,108.9	100.0%

Product Revenues

Product revenues are summarized as follows:

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2011		2010

AVONEX	$642.5	70.8%	$592.5	71.9%
TYSABRI	251.4	27.7%	218.6	26.5%
Other	13.2	1.5%	13.1	1.6%

Total product revenues	$907.1	100.0%	$824.2	100.0%

AVONEX

Revenues from AVONEX are summarized as follows:

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2011	2010	Change %

United States	$387.3	$349.9	10.7%
Rest of world	255.2	242.6	5.2%

Total AVONEX revenues	$642.5	$592.5	8.4%

For the three months ended March 31, 2011, compared to the same period in 2010, the increase in U.S. AVONEX revenue was due to price increases. Sales volume for the three months comparative periods remained essentially unchanged. U.S. AVONEX revenues for the first quarter of 2011 were negatively impacted by an increase in reserves established for rebates and allowances related to the U.S. healthcare reform legislation enacted in March 2010.

For the three months ended March 31, 2011, compared to the same period in 2010, the increase in rest of world AVONEX revenue was due to increased commercial demand offset by price decreases in some countries. Increased commercial demand resulted in increases of approximately 14.4% in rest of world AVONEX unit sales volume for the three months ended March 31, 2011, over the prior year comparative period. AVONEX rest of world revenues for the three months ended March 31, 2011 also includes losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaling $7.1 million, compared to losses recognized of $1.3 million in the prior year comparative period.

In April the CHMP recommended approval of AVONEX PEN for patients with relapsing MS and patients with a single demyelinating event. AVONEX PEN is designed to be the first single-use, once-a-week, fully integrated intramuscular autoinjector available for use with AVONEX treatment and may improve the convenience of AVONEX administration. The CHMP recommendation provides the basis for a European Commission licensing decision, which is expected within 75 days from the opinion. AVONEX PEN has already received authorization from Health Canada.

We expect AVONEX to face increasing competition in the MS marketplace in both the U.S. and rest of world. A number of companies, including us, are working to develop products to treat MS that may compete with AVONEX now and in the future, including oral and other alternative formulations. In addition, the continued growth of TYSABRI and the commercialization of our other pipeline product candidates may negatively impact future sales of AVONEX. Increased competition may also lead to reduced unit sales of AVONEX, as well as increasing price pressure.

TYSABRI

We collaborate with Elan Pharma International, Ltd (Elan) an affiliate of Elan Corporation, plc, on the development and commercialization of TYSABRI. For additional information related to this collaboration, please read Note 19, Collaborations to our consolidated financial statements included within our 2010 Form 10-K.

Revenues from TYSABRI are summarized as follows:

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2011	2010	Change %

United States	$73.2	$60.4	21.1%
Rest of world	178.2	158.2	12.7%

Total TYSABRI revenues	$251.4	$218.6	15.0%

For the three months ended March 31, 2011, compared to the same period in 2010, the increase in U.S. TYSABRI revenue was due to increased commercial demand and price increases. Increased commercial demand resulted in increases of approximately 11.4% in U.S. TYSABRI unit sales volume for the three months ended March 31, 2011, over the prior year comparative period. Net sales of TYSABRI from our collaboration partner, Elan, to third-party customers in the U.S. for the three months ended March 31, 2011 totaled $169.9 million, compared to $135.2 million in the prior year comparative period.

For the three months ended March 31, 2011, compared to the same period in 2010, the increase in rest of world TYSABRI revenue was due to increased commercial demand offset by price decreases in some countries. Increased commercial demand resulted in increases of approximately 18.5% in rest of world TYSABRI unit sales volume for the three months ended March 31, 2011, over the prior year comparative period. TYSABRI rest of world revenues for the three months ended March 31, 2011 also includes losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaling $1.2 million, compared to gains recognized of $1.5 million in the prior year comparative period.

In April 2011, the U.S. Food and Drug Administration (FDA) approved changes to the U.S. TYSABRI label detailing the updated incidence of progressive multifocal leukoencephalopathy (PML), a serious brain infection, and clarifying that the risk of PML in patients who have been treated with an immunosuppressant before receiving TYSABRI is not increased by prior treatment with short courses of corticosteroids. In April 2011, the CHMP recommended renewing TYSABRI’s marketing authorization in the E.U. Formal approval is expected in late June. TYSABRI will undergo a second renewal process in another five years.

E.U. and U.S. regulators continue to monitor and assess on an ongoing basis the criteria for confirming PML diagnosis, the number of PML cases, the incidence of PML in TYSABRI patients, the risk factors for PML, and TYSABRI’s benefit-risk profile, which could result in further modifications to the respective labels or other restrictions for TYSABRI. Safety warnings included with the TYSABRI label, and any future safety-related label changes, may limit the growth of TYSABRI unit sales. We continue to research and develop protocols and therapies that may reduce risk and improve outcomes of PML in patients. For example, we have initiated two clinical studies in the U.S., known as STRATIFY-1 and STRATIFY-2, that collectively are intended to define the prevalence of serum JC virus antibody in patients with relapsing MS receiving or considering treatment with TYSABRI and the stratification of patients into lower or higher risk for developing PML based on antibody status. In April 2011, the CHMP recommended that the product label for TYSABRI in the E.U. be updated to include anti-JC virus antibody status as a third risk factor to help stratify the risk of PML, with formal approval expected in June 2011. Prior immunosuppressant therapy and TYSABRI treatment duration are two established risk factors already included in the product labeling. In addition, our JC virus assay has recently been CE marked for commercial access in the E.U. and we anticipate it will become commercially available broadly in the E.U. by May 2011. We are pursuing regulatory approval of our JC virus assay in the U.S. and expect it will be available broadly in the U.S. later this year.

Our efforts to stratify patients into lower or higher risk for developing PML, and other ongoing or future clinical trials involving TYSABRI may have a negative impact on prescribing behavior in at least the short term, which may result in decreased product revenues from sales of TYSABRI. We also expect TYSABRI to face increasing competition in the MS marketplace in both the U.S. and rest of world. A number of companies, including us, are working to develop products to treat MS that may compete with TYSABRI now and in the future, including oral and other alternative formulations. In addition, the commercialization of our other pipeline product candidates may negatively impact future sales of TYSABRI. Increased competition may also lead to reduced unit sales of TYSABRI, as well as increasing price pressure.

Unconsolidated Joint Business Revenues

We collaborate with Genentech on the development and commercialization of RITUXAN. In April 2011, the FDA approved RITUXAN, in combination with corticosteroids, as a new medicine for adults with Wegener’s Granulomatosis (WG) and Microscopic Polyangiitis (MPA). WG and MPA are two severe forms of vasculitis called ANCA-Associated Vasculitis (AAV), a rare autoimmune disease that largely affects the small blood vessels of the kidneys, lungs, sinuses, and a variety of other organs.

For additional information related to this collaboration and additional information regarding the pretax co-promotion profit sharing formula for RITUXAN and its impact on future unconsolidated joint business revenues, please read Note 19, Collaborations to our consolidated financial statements included within our 2010 Form 10-K.

Revenues from unconsolidated joint business are summarized as follows:

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2011	2010	Change %

Biogen Idec’s share of co-promotion profits in the U.S.	$221.9	$200.3	10.8%
Reimbursement of selling and development expenses in the U.S.	2.7	16.2	(83.3)%
Revenue on sales of RITUXAN in the rest of world	31.5	38.4	(18.0)%

Total unconsolidated joint business revenues	$256.1	$254.9	0.5%

Biogen Idec’s Share of Co-Promotion Profits in the U.S.

The following table provides a summary of amounts comprising our share of co-promotion profits in the U.S.:

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2011	2010	Change %

Product revenues, net	$721.9	$686.7	5.1%
Costs and expenses	154.7	173.5	(10.8)%

Co-promotion profits in the U.S.	$567.2	$513.2	10.5%

Biogen Idec’s share of co-promotion profits in the U.S.	$221.9	$200.3	10.8%

For the three months ended March 31, 2011, compared to the same period in 2010, the increase in U.S. RITUXAN product revenues was primarily due to price increases and increased commercial demand. Increased commercial demand resulted in increases of approximately 3.9% in U.S. RITUXAN unit sales volume for the three months ended March 31, 2011, over the prior year comparative period. U.S. RITUXAN product revenues for the first quarter of 2011 were also negatively impacted by an increase in reserves established for rebates and allowances related to the U.S. healthcare reform legislation enacted in March 2010. The decrease in collaboration costs and expenses for the three month comparative period was primarily related to Genentech assuming responsibility for the U.S. sales and marketing efforts for RITUXAN in the fourth quarter of 2010.

Under our collaboration agreement, our current pretax co-promotion profit-sharing formula, which resets annually, provides for a 40% share of co-promotion profits if co-promotion operating profits exceed $50.0 million. For 2011 and 2010, the 40% threshold was met during the first quarter.

In addition, in 2011 a new fee became payable by all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to qualifying U.S. government programs (such as Medicare, Medicaid and VA and PHS discount programs). We estimate that the fee assessed to Genentech on qualifying sales of RITUXAN will result in a reduction of our share of pre-tax co-promotion profits in the U.S. by approximately $15.0 million in 2011.

Reimbursement of Selling and Development Expenses in the U.S.

In the fourth quarter of 2010, as part of our restructuring initiative, which is described below under the heading “Restructuring Charge,” we and Genentech made an operational decision under which we eliminated our RITUXAN oncology and rheumatology sales force, with Genentech assuming responsibility for the U.S. sales and marketing efforts related to RITUXAN. We believe that centralizing the sales force will enhance the sales effectiveness and profitability of our collaboration for the sale of RITUXAN in the U.S. As a result of this change, selling and development expense incurred by us in the U.S. and reimbursed by Genentech decreased for the three months ended March 31, 2011, in comparison to the same period in 2010. We expect that the amount of reimbursement for selling and development expense in the U.S. will decrease in future periods to a negligible amount.

Revenue on Sales of RITUXAN in the Rest of the World

Revenue on sales of RITUXAN in the rest of world consists of our share of pretax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada. For the three months ended March 31, 2011, compared to the same period in 2010, revenues on sales of RITUXAN in the rest of world continue to decline due to the expiration of royalties on a country-by-country basis in certain of our rest of world markets. The royalty period for sales in the rest of world with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. The royalty periods for substantially all of the remaining royalty-bearing sales of RITUXAN in the rest of the world will expire by 2012. As a result of these expirations, we expect royalty revenues derived from sales of RITUXAN in the rest of world to continue to decline in future periods.

Other Revenues

Other revenues are summarized as follows:

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2011	2010	Change %

Royalty revenues	$25.6	$26.0	(1.5)%
Corporate partner revenues	14.5	3.7	291.9%

Total other revenues	$40.1	$29.7	35.0%

Royalty Revenues

We receive royalties on sales by our licensees of a number of products covered under patents we own. For the three months ended March 31, 2011, compared to the same period in 2010, royalty revenues remained relatively unchanged.

Our most significant source of royalty revenue is derived from worldwide sales of ANGIOMAX by The Medicines Company (TMC). Royalty revenues related to the sales of ANGIOMAX are recognized in an amount equal to the level of net sales achieved during a calendar year multiplied by the royalty rate in effect for that tier under our agreement with TMC. The royalty rate increases based upon which tier of total net sales are earned in any calendar year. The increased royalty rate is applied retroactively to the first dollar of net sales achieved during the year. This formula has the effect of increasing the amount of royalty revenue to be recognized in later quarters and, as a result, an adjustment is recorded in the period in which an increase in royalty rate has been achieved.

Under the terms of our agreement, TMC is obligated to pay us royalties earned, on a country-by-country basis, until the later of (1) twelve years from the date of the first commercial sale of ANGIOMAX in such country or (2) the date upon which the product is no longer covered by a patent in such country. The annual royalty rate is reduced by a specified percentage in any country where the product is no longer covered by a patent and where sales have been reduced to a certain volume-based market share. TMC began selling ANGIOMAX in the U.S. in January 2001. The principal U.S. patent that covers ANGIOMAX was due to expire in March 2010 and TMC applied for an extension of the term of this patent. Initially, the U.S. Patent and Trademark Office (PTO) rejected TMC’s application because in its view the application was not timely filed. TMC sued the PTO in federal district court seeking to extend the term of the principal U.S. patent to December 2014. On August 3, 2010, the federal district court ordered the PTO to deem the application as timely filed. The PTO did not appeal the order, but a generic manufacturer is challenging the order in an appellate proceeding. The PTO has granted an interim extension of the patent term until August 13, 2011. In the event that TMC is unsuccessful in obtaining a patent term extension thereafter and third parties sell products comparable to ANGIOMAX, we would expect a significant decrease in royalty revenues due to increased competition, which may impact sales and result in lower royalty tiered rates.

Corporate Partner Revenues

For the three months ended March 31, 2011, compared to the same period in 2010, the increase in corporate partner revenue was primarily due to a one-time cash payment of approximately $11.0 million received in exchange for entering into an asset transfer agreement in March 2011, related to two research and development programs that were discontinued in connection with our Framework for Growth restructuring initiative.

Provision for Discounts and Allowances

Revenues from product sales are recorded net of applicable allowances for trade term discounts, wholesaler incentives, Medicaid rebates, Veterans Administration (VA) and Public Health Service (PHS) discounts, managed care rebates, product returns, and other governmental discounts or applicable allowances. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). These reserves are based on estimates of the amounts earned or claimed on the related sales. Our estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends and forecasted customer buying patterns. Actual amounts may ultimately differ from our estimates. If actual results vary, we may need to adjust these estimates, which could have an effect on earnings in the period of the adjustment. The estimates we make with respect to these allowances represent the most significant judgments with regard to revenue recognition.

Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2011	2010	Change %

Discounts	$23.8	$19.3	23.3%
Contractual adjustments	86.1	55.9	54.0%
Returns	2.8	4.6	(39.1)%

Total allowances	$112.7	$79.8	41.2%

Gross product revenues	$1,019.8	$904.0	12.8%

Percent of gross product revenues	11.1%	8.8%

Discount reserves include trade term discounts and wholesaler incentives. For the three months ended March 31, 2011, compared to the same period in 2010, the increase in discounts was primarily driven by increases in trade term discounts and wholesaler incentives as a result of price increases and increased sales.

Contractual adjustment reserves relate to Medicaid and managed care rebates, VA and PHS discounts and other governmental rebates or applicable allowances. For the three months ended March 31, 2011, compared to the same period in 2010, the increase in contractual adjustments was primarily due to the impact of higher contractual rebates and discounts resulting from U.S. healthcare reform legislation enacted in March 2010, including an increase in reserves associated with the implementation of additional discounts to Medicare beneficiaries in the first quarter of 2011 whose prescription drug costs cause them to be subject to the Medicare Part D coverage gap. In addition, the increase in contractual adjustments was also due to higher reserves for managed care and Medicaid and VA programs primarily associated with price increases in the U.S. as well as an increase in governmental rebates and allowances associated with the implementation of pricing actions in certain of the international markets in which we operate.

Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. We also accept returns from our patients for various reasons. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. For the three months ended March 31, 2011, compared to the same period in 2010, return reserves decreased due to a reduction of returns made by wholesalers.

Cost and Expenses

A summary of total cost and expenses is as follows:

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2011	2010	Change %

Cost of sales, excluding amortization of acquired intangible assets	$103.1	$97.1	6.2%
Research and development	293.6	307.0	(4.4)%
Selling, general and administrative	244.5	248.7	(1.7)%
Collaboration profit sharing	74.8	63.6	17.7%
Amortization of acquired intangible assets	53.2	48.9	8.9%
Restructuring charge	16.6	—	**
Acquired in-process research and development	—	40.0	(100.0)%
Fair value adjustment of contingent consideration	1.2	—	**

Total cost and expenses	$787.1	$805.2	(2.2)%

Cost of Sales, Excluding Amortization of Acquired Intangible Assets (Cost of Sales)

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2011	2010	Change %

Cost of sales	$103.1	$97.1	6.2%

For the three months ended March 31, 2011, compared to the same period in 2010, the increase in cost of sales was primarily due to higher unit sales volume. We expect an increase in cost of sales for the full year 2011, relative to prior year comparative periods, as a result of an increase in expected contract manufacturing activity and increased production costs, beginning in the second half of 2011.

Research and Development

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2011	2010	Change %

Research and development	$293.6	$307.0	(4.4)%

For the three months ended March 31, 2011, compared to the same period in 2010, the decrease in research and development expense reflects our efforts to reallocate resources within our research and development organization consistent with our restructuring initiative. The savings expected to be achieved in 2011 upon comparison to 2010, will be offset to some degree by research and development costs associated with initiatives to grow our business.

The decrease for the three month comparative period is primarily attributable to a reduction in spending related to certain programs which were terminated or are in the process of being discontinued as well as a reduction in workforce. This decrease is offset by an increase in R&D spend resulting from increased clinical trial activity for certain of our product candidates in or near registrational stage development, including among others, the BG-12, dexpramipexole, Factor VIII, and PEGylated interferon beta-1a programs as well as an increase in spending associated with our efforts to research and develop protocols that may reduce the risk and improve outcomes of PML in patients treated with TYSABRI.

We intend to continue committing significant resources on targeted research and development opportunities, where there is a significant unmet need and where the drug candidate has the potential to be highly differentiated. Specifically, we intend to make significant investments during 2011 in the advancement of BG-12 and our Factor VIII and Factor IX hemophilia programs. We also intend in 2011 to invest in bringing forward our MS pipeline and in pursuing life-saving and life-changing therapies for other neurodegenerative diseases, such as amyotrophic lateral sclerosis (ALS).

Milestone Payments

In March 2011, we dosed the first patient in a registrational study for dexpramipexole. The achievement of this milestone resulted in a $10.0 million payment due to Knopp Neurosciences, Inc. (Knopp). As we consolidate Knopp, we have recognized this payment as a charge to noncontrolling interests in the first quarter of 2011.

In April 2011, we submitted an Investigational New Drug application for beta-amyloid removal therapy (BART), which triggered a $15.0 million milestone payment due to Neurimmune SubOne AG (Neurimmune). BART is being developed for the treatment of Alzheimer’s disease. As we consolidate Neurimmune, we will recognize this payment as a charge to noncontrolling interests in the second quarter of 2011.

Selling, General and Administrative

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2011	2010	Change %

Selling, general and administrative	$244.5	$248.7	(1.7)%

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal and other administrative personnel, outside marketing and legal expenses and other general and administrative costs.

For three months ended March 31, 2011 compared to the same period in 2010, the decrease in selling, general and administrative expenses reflects the impact of our restructuring initiatives, which is described below under the heading “Restructuring Charge.” The savings expected to be achieved upon comparison to 2010, will be offset to some degree by costs associated with initiatives to grow our business. The decrease for the three month comparative period was offset by increased sales and marketing activities in support of AVONEX and TYSABRI. Included within selling, general and administrative expenses for the three months ended March 31, 2010, is an incremental charge of approximately $10.6 million recognized related to the modification of equity based compensation in accordance with the transition agreement entered into with James C. Mullen, who retired as our President and Chief Executive Officer on June 8, 2010.

Collaboration Profit Sharing

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2011	2010	Change %

Collaboration profit sharing	$74.8	$63.6	17.7%

For the three months ended March 31, 2011, compared to the same period in 2010, the increase in collaboration profit sharing expense was due to the continued increase in TYSABRI rest of world sales resulting in higher rest of world net operating profits to be shared with Elan and resulting in growth in the third-party royalties Elan paid on behalf of the collaboration. For the three months ended March 31, 2011 and 2010, our collaboration profit sharing expense included $13.0 million and $11.4 million, respectively, related to the reimbursement of third-party royalty payments made by Elan. For additional information related to this collaboration, please read Note 19, Collaborations to our consolidated financial statements included within our 2010 Form 10-K.

Amortization of Acquired Intangible Assets

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2011	2010	Change %

Amortization of acquired intangible assets	$53.2	$48.9	8.9%

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

We completed our most recent long range planning cycle in the third quarter of 2010. This analysis is based upon certain assumptions that we evaluate on a periodic basis, such as the anticipated product sales of AVONEX and expected impact of competitor products and our own pipeline product candidates, as well as the issuance of new patents or the extension of existing patents. Based upon this analysis, we have continued to amortize this asset on the economic consumption model.

Based upon our most recent analysis, amortization for acquired intangible assets is expected to be in the range of approximately $180.0 million to $220.0 million annually through 2015.

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

Restructuring Charge

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2011	2010	Change %

Restructuring charge	$16.6	$—	**

In November 2010, we announced a number of strategic, operational, and organizational initiatives designed to provide a framework for the future growth of our business and realign our overall structure to become a more efficient and cost effective organization. As part of this initiative:

•	We terminated or are in the process of discontinuing certain research and development programs, including those in oncology and cardiovascular medicine that are no longer a strategic fit for our Company.

•	We have substantially completed a 13% reduction in workforce spanning our sales, research and development, and administrative functions.

•	We are in the process of vacating the San Diego, California facility and consolidating our Massachusetts facilities. In October 2010, we sold the San Diego facility and agreed to lease back the facility for a period of 15 months. In January 2011, we entered into an agreement to terminate this lease effective August 31, 2011. For a more detailed description of these transactions, please read Note 11, Property, Plant and Equipment to our condensed consolidated financial statements included within this report.

We expect to fully realize annual operating expense savings of approximately $300.0 million beginning in the second half of 2011 as result of these initiatives. The substantial majority of the savings will be realized within research and development and selling, general and administrative expense. These expected savings may be offset to some degree by costs associated with initiatives to grow our business.

We expect to incur restructuring charges totaling approximately $110.0 million associated with the implementation of these initiatives. Costs associated with our workforce reduction primarily relate to employee severance and benefits. Facility consolidation costs are primarily comprised of charges associated with the closing of facilities, related lease obligations and additional depreciation recognized when the expected useful lives of certain assets have been shortened due to the consolidation and closing of related facilities and the discontinuation of certain research and development programs.

For the three months ended March 31, 2011, we recognized restructuring charges totaling $16.6 million within our condensed consolidated statement of income, comprised of approximately $12.1 million for workforce reduction and $4.5 million for facility consolidation, of which $3.5 million relates to additional depreciation. We previously recognized $75.2 million of restructuring charges within our consolidated statement of income during the fourth quarter of 2010. We expect that our restructuring efforts will be substantially completed, and that substantially all of the remaining restructuring charges will be incurred and paid by the end of 2011.

The following table summarizes the activity of our restructuring liability:

	Workforce	Facility
(In millions)	Reduction	Consolidation	Total

Restructuring reserve as of December 31, 2010	$60.6	$5.8	$66.4
Expense	10.5	0.9	11.4
(Payments) receipts, net	(64.0)	(0.4)	(64.4)
Adjustments to previous estimates, net	1.7	—	1.7
Other adjustments	8.6	(3.2)	5.4

Restructuring reserve as of March 31, 2011	$17.4	$3.1	$20.5

Acquired In-Process Research and Development (IPR&D)

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2011	2010	Change %

Acquired in-process research and development	$—	$40.0	(100.0)%

In connection with our acquisition of Biogen Idec Hemophilia Inc., formerly Syntonix Pharmaceuticals, Inc. (Syntonix), in January 2007, we agreed to make additional future consideration payments based upon the achievement of certain milestone events. One of these milestones was achieved when, in January 2010, we initiated patient enrollment in a registrational trial of Factor IX in hemophilia B. As a result of the achievement of this we paid approximately $40.0 million to the former shareholders of Syntonix, which was reflected as a charge to acquired IPR&D within our condensed consolidated statement of income for the three months ended March 31, 2010.

Fair Value Adjustment of Contingent Consideration

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2011	2010	Change %

Fair value adjustment of contingent consideration	$1.2	$—	**

In December 2010, we completed our acquisition of 100% of the stock of Panima Pharmaceuticals AG (Panima), an affiliate of Neurimmune AG. The purchase price was comprised of a $32.5 million cash payment, plus up to $395.0 million in contingent cash consideration payable upon the achievement of development milestones. Upon acquisition, we recorded a liability of $81.2 million representing the acquisition date fair value of the contingent consideration. Subsequent changes in the fair value of this obligation are recognized as adjustments to contingent consideration within our consolidated statements of income. As of March 31, 2011, the fair value of the total contingent consideration obligation was $82.4 million. The change in fair value of this obligation was primarily due to changes in the expected timing related to the achievement of certain developmental milestones and was recognized as a fair value adjustment of contingent consideration within our condensed consolidated statement of income for the three months ended March 31, 2011.

Other Income (Expense), Net

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2011	2010	Change %

Interest income	$3.7	$8.9	(58.4)%
Interest expense	(9.2)	(8.3)	10.8%
Impairments of investments	(1.2)	(15.8)	(92.4)%
Foreign exhange gains (losses), net	(0.4)	1.0	(140.0)%
Gain on sale of investments, net	15.3	5.0	206.0%
Other, net	1.8	0.8	125.0%

Total other income (expense), net	$10.0	$(8.4)	219.0%

Interest Income

For the three months ended March 31, 2011, compared to the same period in 2010, interest income decreased primarily due to lower yields on cash, cash equivalents, and marketable securities and lower average cash balances.

Interest Expense

For the three months ended March 31, 2011, compared to the same period in 2010, interest expense remained relatively unchanged.

We capitalized interest costs related to construction in progress totaling approximately $7.5 million, and $7.8 million for the three months ended March 31, 2011 and 2010, respectively, which reduced our interest expense by the same amount. Capitalized interest costs are primarily related to the development of our large-scale biologic manufacturing facility in Hillerød, Denmark. We plan to stop further validation on the facility in the near term as we continue to evaluate our current manufacturing strategy. Upon completion of the facility’s operational qualification activities, we plan to cease capitalizing interest expense in relation to this project unless we move forward to process validation activities. Recent manufacturing improvements have resulted in favorable production yields on TYSABRI, that along with slower than expected TYSABRI growth, have reduced our expected capacity requirements. As a result, we have decided to delay the start of manufacturing activities at this site until additional capacity is required by the business.

Impairment on Investments

For the three months ended March 31, 2011, we recognized $1.2 million in charges for the impairment of our investments in venture capital funds and investments in privately-held companies. No impairments were recognized in relation to our publicly-held strategic investments.

For the three months ended March 31, 2010, we recognized $15.8 million in charges for the impairment of our publicly-held strategic investments, investments in venture capital funds and investments in privately-held companies, which was primarily due to one of our strategic investments executing an equity offering at a price below our cost basis during the first quarter of 2010.

Gain on Sale of Investments, net

For the three months ended March 31, 2011 and 2010, we realized net gains of $15.3 million and $5.0 million, respectively, on the sale of investments. The gains for the three months ended March 31, 2011 include a gain of $13.8 million on the sale of stock from our strategic investment portfolio that was deemed to be no longer strategic. The gains for the three months ended March 31, 2010 were due to sales of marketable securities.

Income Tax Provision

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2011	2010	Change %

Effective tax rate on pre-tax income	27.6%	25.5%	8.2%
Income tax expense	$117.5	$75.3	56.0%

Our effective tax rate fluctuates from year to year due to the nature of our global operations. The factors that most significantly impact our effective tax rate include variability in the allocation of our taxable earnings between multiple jurisdictions, changes in tax laws, acquisitions and licensing transactions.

The increase in our tax rate for the three months ended March 31, 2011, compared to the same period in 2010, was primarily a result of an increased percentage of our 2011 profits being earned in higher tax rate jurisdictions, principally the U.S., due in part to our 2010 restructuring initiative. In addition, a 2010 reorganization of certain of our international operations also resulted in a benefit in the first quarter of 2010, the period of reorganization. These factors were partially offset by the 2011 settlement of an outstanding IRS audit matter and an increase in research and development expenses eligible for orphan drug credit.

For a detailed income tax rate reconciliation for the three months ended March 31, 2011 and 2010, please read Note 16, Income Taxes to our condensed consolidated financial statements included within this report.

Noncontrolling Interests

	For the Three Months
	Ended March 31,
(In millions)	2011	2010	Change %

Net income attributable to noncontrolling interests, net of tax	$14.4	$2.6	453.9%

For the three months ended March 31 2011, compared to the same period in 2010, the change in net income attributable to noncontrolling interests primarily resulted from the attribution of a $10.0 million milestone payment due to Knopp, offset by the attribution of earnings from our foreign joint ventures, which were relatively consistent in each period.

In April 2011, we submitted an Investigational New Drug application for beta-amyloid removal therapy (BART), which triggered a $15.0 million milestone payment due to Neurimmune. As we consolidate Neurimmune, we will recognize this payment as a charge to noncontrolling interests in the second quarter of 2011.

Market Risk

We conduct business globally. As a result, our international operations are subject to certain opportunities and risks which may affect our results of operations, including volatility in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate.

Foreign Currency Exchange Risk

Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. While the financial results of our global activities are reported in U.S. dollars, the functional currency for most of our foreign subsidiaries is their respective local currencies. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. For example, when the U.S. dollar strengthens against foreign currencies, the relative value of sales made in the respective foreign currencies decreases, conversely, when the U.S. dollar weakens against foreign currencies, the relative amount of such sales in U.S. dollars increases.

Our net income may also fluctuate due to the impact of our foreign currency hedging program, which is designed to mitigate, over time, a portion of the impact resulting from volatility in exchange rate changes on net income and earnings per share. We use foreign currency forward contracts to manage foreign currency risk with the majority of our forward contracts used to hedge certain forecasted revenue transactions denominated in foreign currencies. Foreign currency gains or losses arising from our operations are recognized in the period in which we incur those gains or losses.

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

Within the European Union, our product sales in Italy, Spain and Portugal continue to be subject to significant payment delays due to government funding and reimbursement practices. The credit and economic conditions within these countries have deteriorated throughout 2010. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries. As of March 31, 2011, our accounts receivable balances in Italy, Spain and Portugal totaled $141.3 million, $113.9 million and $28.7 million, respectively, totaling approximately $283.9 million. Approximately $70.0 million of this amount was outstanding for greater than one year. As of March 31, 2011, we had $69.6 million of receivables that are expected to be collected beyond one year, which are included as a component of investments and other assets within our condensed consolidated balance sheet.

Our concentrations of credit risk related to our accounts receivable from product sales in Greece to date have been limited as our receivables within this market are due from our distributor. As of March 31, 2011, our accounts receivable balances due from our distributor in Greece totaled $7.1 million. These receivables remain current and substantially in compliance with their contractual due dates. However, the majority of the sales by our distributor are to government funded hospitals and as a result our distributor maintains significant outstanding receivables with the government of Greece. In the event that Greece defaults on its debt and is unable to pay our distributor, we may be unable to collect some or all of our remaining amounts due from the distributor.

In addition, the government of Greece may also require pharmaceutical creditors to accept mandatory, retroactive, price deductions in settlement of outstanding receivables and in this event we could be required to repay our distributor a portion of the amounts they have previously remitted to us. To date, we have not been required to repay such amounts to our distributor or take a discount in settlement of any outstanding receivables.

We believe that our allowance for doubtful accounts was adequate as of March 31, 2011; however, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Financial Condition and Liquidity

Our financial condition is summarized as follows:

	As of	As of
	March 31,	December 31,
(In millions, except percentages)	2011	2010	Change %

Financial assets:
Cash and cash equivalents	$790.7	$759.6	4.1%
Marketable securities — current	437.9	448.1	(2.3)%
Marketable securities — non-current	885.4	743.1	19.2%

Total financial assets	$2,114.0	$1,950.8	8.4%

Borrowings:
Current portion of notes payable, line of credit and other financing arrangements	$134.8	$137.2	(1.7)%
Notes payable and line of credit	1,065.6	1,066.4	(0.1)%

Total borrowings	$1,200.4	$1,203.5	(0.3)%

Working Capital:
Current assets	$2,628.3	$2,540.4	3.5%
Current liabilities	(978.8)	(1,050.1)	(6.8)%

Working capital	$1,649.5	$1,490.3	10.7%

For the three months ended March 31, 2011, certain significant cash flows were as follows:

•	$195.3 million used for share repurchases;

•	$120.6 million in net proceeds used for the purchase of marketable securities;

•	$91.2 million in proceeds from the issuance of stock for share-based compensation arrangements;

•	$39.8 million in proceeds received on the sale of a strategic investment; and

•	$32.1 million used for purchases of property, plant and equipment.

For the three months ended March 31, 2010, certain significant cash flows were as follows:

•	$577.6 million used for share repurchases;

•	$329.6 million in net proceeds received on sales and maturities of marketable securities;

•	$52.8 million in proceeds from the issuance of stock for share-based compensation arrangements;

•	$40.0 million payment made to the former shareholders of Syntonix recognized as IPR&D expense; and

•	$38.2 million used for purchases of property, plant and equipment.

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

We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be invested indefinitely outside the U.S. Of the total cash, cash equivalents and marketable securities at March 31, 2011, approximately $0.9 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.

For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.

Preferred Stock

In March 2011, 8,221 shares of our Series A Preferred Stock, which represented all preferred shares outstanding, were converted into shares of common stock by the holder pursuant to the conversion terms of the Series A Preferred Stock. As a result we issued 493,260 shares of common stock and no other shares of Preferred Stock remain issued and outstanding as of March 31, 2011.

Share Repurchase Programs

In February 2011, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock. We expect to use this repurchase program principally to offset common stock issuance under our share-based compensation plans. This repurchase program does not have an expiration date. Under this authorization, we repurchased approximately 2.8 million shares of our common stock at a cost of $195.3 million during the first quarter of 2011. From April 1, 2011 through April 21, 2011, we repurchased an additional 1.0 million shares under this program at a total cost of $75.7 million. Approximately 16.2 million shares remain available for repurchase under the 2011 repurchase program.

In October 2009, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock with the objective of reducing shares outstanding. This repurchase program was completed in the first quarter of 2010. For the three months ended March 31, 2010, we repurchased approximately 10.5 million shares of our common stock at a cost of $577.6 million under our 2009 authorization. We retired these shares as they were acquired.

Cash, Cash Equivalents and Marketable Securities

Until required for another use in our business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments and other interest bearing marketable debt instruments in accordance with our investment policy. We mitigate credit risk in our cash reserves and marketable securities by maintaining a well diversified portfolio that limits the amount of investment exposure as to institution, maturity, and investment type. The value of our investments, however, may be adversely affected by increases in interest rates, downgrades in the credit rating of the corporate bonds included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in declines in the value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio if the declines are other-than-temporary or sell investments for less than our acquisition cost which could adversely impact our financial position and our overall liquidity. For a summary of the fair value and valuation methods of our marketable securities please read Note 8, Fair Value Measurements to our condensed consolidated financial statements included within this report.

The increase in cash, cash equivalents and marketable securities from December 31, 2010, is primarily due to cash flows provided by operations, proceeds from the issuance of stock for share-based compensation arrangements, and proceeds received from the sale of a strategic investment offset by share repurchases and purchases of property, plant and equipment.

Borrowings

There have been no significant changes in our borrowings since December 31, 2010.

We have a $360.0 million senior unsecured revolving credit facility, which we may choose to use for future working capital and general corporate purposes. The terms of this revolving credit facility include various covenants, including financial covenants that require us to not exceed a maximum leverage ratio and, under certain circumstances, an interest coverage ratio. This facility terminates in June 2012. No borrowings have ever been made under this credit facility and as of March 31, 2011 and December 31, 2010 we were in compliance with all applicable covenants.

For a summary of the fair and carrying value of our outstanding borrowings as of March 31, 2011 and December 31, 2010, please read Note 8, Fair Value Measurements to our condensed consolidated financial statements included within this report.

Working Capital

We define working capital as current assets less current liabilities. The increase in working capital from December 31, 2010, primarily reflects the overall net increase in total current assets of $87.9 million and overall net decrease in total current liabilities of $71.3 million.

The increase in total current assets was primarily due to the increase in accounts receivable, net. The reduction in total current liabilities primarily reflects the net decrease in amounts included within accrued expenses and other. This decrease was primarily related to the payment of 2010 annual bonus amounts due to employees, a reduction in accrued restructuring costs payable and the payment of interest on our Senior Notes, which is payable March 1 and September 1 of each year, offset by an increase in reserves established for rebates and allowances related to the U.S. healthcare reform legislation.

Cash Flows

The following table summarizes our cash flow activity:

	For the Three Months
	Ended March 31,
(In millions, except percentages)	2011	2010	Change %

Net cash flows provided by operating activities	$253.6	$336.9	(24.7)%
Net cash flows (used in) provided by investing activities	$(126.8)	$249.7	(150.8)%
Net cash flows used in financing activities	$(99.8)	$(523.5)	80.9%

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

The decrease in cash provided by operating activities for the three months ended March 31, 2011, compared to the same period in 2010, was primarily driven by an increase in accounts receivable and receivables due from unconsolidated joint business offset by increased revenues.

Investing Activities

For the three months ended March 31, 2011, compared to the same period in the prior year, the decrease in net cash flows provided by investing activities is primarily due to net purchases of marketable securities totaling $120.6 million during the first quarter of 2011 compared to net proceeds received from sales and maturities of marketable securities of $329.6 million in the prior year comparative period.

Financing Activities

The decrease in net cash flows used in financing activities is due principally to decreases in the amounts of our common stock we repurchased compared to the same period in 2010. For the three months ended March 31, 2011, we repurchased approximately 2.8 million shares of our common stock for approximately $195.3 million compared to 10.5 million shares for approximately $577.6 million for the three months ended March 31, 2010.

Cash used in financing activities also includes activity under our employee stock plans. We received $91.2 million during the first three months of 2011 and $52.8 million during the first three months of 2010 related to stock option exercises and stock issuances under our employee stock purchase plan.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our contractual obligations primarily consist of our obligations under non-cancellable operating leases, our notes payable and line of credit and other purchase obligations, excluding amounts related to uncertain tax positions, amounts payable to tax authorities, funding commitments, contingent milestone payments, contingent consideration, our financing arrangement related to the San Diego facility and other off-balance sheet arrangements as described below.

There have been no other significant changes in our contractual obligations since December 31, 2010.

Financing Arrangement

As described in Note 11 Property, Plant & Equipment to our condensed consolidated financial statements included within this report, on October 1, 2010, we sold the San Diego facility and agreed to lease back the facility for a period of 15 months. We have accounted for these transactions as a financing arrangement and recorded an obligation of $127.0 million on that date. As of March 31, 2011, our remaining obligation was $125.0 million, which is reflected as a component of current portion of notes payable, line of credit and other financing arrangements within our condensed consolidated balance sheet.

In January 2011, we entered into an agreement to terminate our 15 month lease of the San Diego facility in August 31, 2011 and will have no continuing involvement or remaining obligation after that date. Once the lease arrangement has concluded we will account for the San Diego facility as a sale of property and we do not expect to recognize a significant gain or loss on the sale at that time. We are scheduled to incur debt service payments and interest totaling approximately $6.9 million over the term of the revised leaseback period.

Tax Related Obligations

We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of March 31, 2011, we have approximately $87.0 million of liabilities associated with uncertain tax positions.

Included in these liabilities are amounts related to the settlement of our federal audit in the fourth quarter of 2009. As of March 31, 2011, we expect to pay approximately $30.1 million within the next six months.

Other Funding Commitments

As of March 31, 2011, we have funding commitments of up to approximately $18.6 million as part of our investment in biotechnology oriented venture capital investments.

As of March 31, 2011, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of $18.3 million on our condensed consolidated balance sheet for expenditures incurred by CROs as of March 31, 2011. We have approximately $287.3 million in cancellable future commitments based on existing CRO contracts as of March 31, 2011, which are not included in the contractual obligations table above because of our termination rights.

Contingent Milestone Payments

Based on our development plans as of March 31, 2011, we have committed to make potential future milestone payments to third parties of up to approximately $1.4 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of March 31, 2011, such contingencies have not been recorded in our financial statements.

We anticipate that we may pay approximately $25.0 million of additional milestone payments during the remainder of 2011, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.

Contingent Consideration

In connection with our acquisitions of Panima Pharmaceuticals AG, Biogen Idec Hemophilia, Inc., and Fumapharm AG, we agreed to make additional consideration payments based upon the achievement of certain milestone events. Amounts related to contingent consideration obligations are not considered contractual obligations as they generally become due and payable only when a contingency is satisfied. These milestones may not be achieved.

We completed our acquisition of Panima Pharmaceuticals AG (Panima) in the fourth quarter of 2010. The purchase price for Panima included contingent consideration in the form of developmental milestones up to $395.0 million in cash. For additional information related to our acquisition of Panima, please read Note 2, Acquisitions to our condensed consolidated financial statements included within this report.

In connection with our acquisition of Biogen Idec Hemophilia Inc. (BIH), formerly Syntonix Pharmaceuticals, Inc. (Syntonix), in January 2007, we agreed to make additional future consideration payments in the total amount of $80.0 million, $40.0 million each, respectively, based upon the achievement of certain milestone events associated with the development of BIH’s lead product, long-lasting recombinant Factor IX. The first $40.0 million contingent payment was achieved in the first quarter of 2010. $20.0 million of the second contingent payment will occur if prior to the tenth anniversary of the closing date the FDA grants approval of a Biologic License Application for Factor IX. An additional $20.0 million second contingent payment will occur if prior to the tenth anniversary of the closing date, a marketing authorization is granted by EMA for Factor IX.

In 2006, we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and BG-12 (Fumapharm Products). We paid $220.0 million upon closing of the transaction and will pay an additional $15.0 million if a Fumapharm Product is approved for MS in the U.S. or E.U. We may also make additional milestone payments based on sales of Fumapharm Products in any indication. These milestone payments are considered contingent consideration. For additional discussion regarding the amount of potential additional consideration payments, please read the subsection entitled “Key Pipeline Development — BG-12” in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this report.

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

Legal Matters

For a discussion of legal matters as of March 31, 2011, please read Note 19, Litigation to our condensed consolidated financial statements included within this report.

New Accounting Standards

For a discussion of new accounting standards please read Note 21, New Accounting Pronouncements to our condensed consolidated financial statements included within this report.

Critical Accounting Estimates

The preparation of our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP), requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe the most complex judgments result primarily from the need to make estimates about the effects of matters that are inherently uncertain and are significant to our condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates, judgments and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of our critical accounting estimates, please read Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2010 Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2010 Form 10-K. There have been no material changes in the first three months of 2011 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of March 31, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

Please refer to Note 19, Litigation to our condensed consolidated financial statements included within this report, which is incorporated into this item by reference.

Item 1A.	Risk Factors

We are substantially dependent on revenues from our three principal products.

Our current and future revenues depend upon continued sales of our three principal products, AVONEX, RITUXAN and TYSABRI, which represented substantially all of our total revenues during the first quarter of 2011. Although we have developed and continue to develop additional products for commercial introduction, we may be substantially dependent on sales from these three products for many years. Any negative developments relating to any of these products, such as safety or efficacy issues, the introduction or greater acceptance of competing products, including biosimilars, or adverse regulatory or legislative developments, may reduce our revenues and adversely affect our results of operations. New competing products for use in multiple sclerosis are beginning to enter the market and if they have a similar or more attractive profile in terms of efficacy, convenience or safety, future sales of AVONEX and TYSABRI could be limited, which would reduce our revenues.

TYSABRI’s sales growth is important to our success.

We expect that our revenue growth over the next several years will be dependent in part upon sales of TYSABRI. If we are not successful in growing sales of TYSABRI, our future business plans, revenue growth and results of operations may be adversely affected.

TYSABRI’s sales growth cannot be certain given the significant restrictions on use and the significant safety warnings in the label, including the risk of developing progressive multifocal leukoencephalopathy (PML), a serious brain infection. The risk of developing PML increases with prior immunosuppressant use, which may cause patients who have previously received immunosuppressants or their physicians to refrain from using or prescribing TYSABRI. The risk of developing PML also increases with longer treatment duration, with limited experience beyond four years. This may cause prescribing physicians or patients to suspend treatment with TYSABRI. Increased incidences of PML could limit sales growth, prompt regulatory review, require significant changes to the label or result in market withdrawal. Additional regulatory restrictions on the use of TYSABRI or safety-related label changes, including enhanced risk management programs, whether as a result of additional cases of PML or otherwise, may significantly reduce expected revenues and require significant expense and management time to address the associated legal and regulatory issues. In addition, ongoing or future clinical trials involving TYSABRI and efforts at stratifying patients into groups with lower or higher risk for developing PML, including evaluating the potential clinical utility of a JC virus antibody assay, may have an adverse impact on prescribing behavior and reduce sales of TYSABRI.

If we fail to compete effectively, our business and market position would suffer.

The biotechnology and pharmaceutical industry is intensely competitive. We compete in the marketing and sale of our products, the development of new products and processes, the acquisition of rights to new products with commercial potential and the hiring and retention of personnel. We compete with biotechnology and pharmaceutical companies that have a greater number of products on the market and in the product pipeline, greater financial and other resources and other technological or competitive advantages. One or more of our competitors may benefit from significantly greater sales and marketing capabilities, may develop products that are accepted more widely than ours and may receive patent protection that dominates, blocks or adversely affects our product development or business. In addition, healthcare reform legislation enacted in the U.S. in 2010 has created a pathway for the U.S. Food and Drug Administration (FDA) to approve biosimilars, which could compete on price and differentiation with products that we now or could in the future market. The introduction of more efficacious, safer, cheaper, or more convenient alternatives to our products could reduce our revenues and the value of our product development efforts.

Our long-term success depends upon the successful development and commercialization of other product candidates.

Our long-term viability and growth will depend upon the successful development and commercialization of new products from our research and development activities, including products licensed from third parties. We have several late-stage clinical programs expected to have near-term data readouts that could impact our prospects for additional revenue growth. Product development and commercialization are very expensive and involve a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful. Even if later stage clinical trials are successful, product candidates may not receive marketing approval if regulatory authorities disagree with our view of the data or require additional studies.

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

The U.S. Congress enacted legislation in 2010 to reform the health care system. This legislation imposes cost containment measures that have adversely affected the amount of reimbursement for our products and may negatively affect our revenues and prospects for profitability in the future. For a more detailed description of this legislation’s impact on our business, please read Management’s Discussion and Analysis of Financial Condition and Results of Operations within this report.

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

We encounter similar regulatory and legislative issues in most other countries. In the European Union and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. Many countries are reducing their public expenditures and we expect to see strong efforts to reduce healthcare costs in our international markets, including patient access restrictions, suspensions on price increases, prospective and possibly retroactive price reductions and increased mandatory discounts or rebates, recoveries of past price increases, and greater importation of drugs from lower-cost countries to higher-cost countries. We expect that our revenues would be negatively impacted if similar measures are or continued to be implemented in other countries in which we operate. In addition, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may also adversely affect our ability to obtain acceptable prices in both existing and potential new markets. This may create the opportunity for third party cross border trade or influence our decision to sell or not to sell a product, thus adversely affecting our geographic expansion plans and revenues.

Adverse market and economic conditions may exacerbate certain risks affecting our business.

Sales of our products are dependent on reimbursement from government health administration authorities, private health insurers, distribution partners and other organizations. As a result of adverse conditions affecting the U.S. and global economies and credit and financial markets, including the current sovereign debt crisis in certain countries in Europe and disruptions due to natural disasters, political instability or otherwise, these organizations may be unable to satisfy their reimbursement obligations or may delay payment. In addition, governmental health authorities may reduce the extent of reimbursements, and private insurers may increase their scrutiny of claims. A reduction in the availability or extent of reimbursement could reduce our product sales and revenue, or result in additional allowances or significant bad debts, which may adversely affect our results of operations.

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

Collaborations between companies on products or programs are a common business practice in the biotechnology industry. Out-licensing typically allows a partner to collect up front payments and future milestone payments, share the costs of clinical development and risk of failure at various points, and access sales and marketing infrastructure and expertise in exchange for certain financial rights to the product or program going to the in-licensing partner. In addition, the obligation of in-licensees to pay royalties or share profits generally terminates upon expiration of the related patents. We have a number of collaborators and partners, and have both in-licensed and out-licensed several products and programs. These collaborations are subject to several risks:

•	Our RITUXAN revenues are dependent on the efforts of Genentech and the Roche Group. Their interests may not always be aligned with our interests and they may not market RITUXAN in the same manner or to the same extent that we would, which could adversely affect our RITUXAN revenues.

•	Under our collaboration agreement with Genentech, the successful development and commercialization of GA101 and certain other anti-CD20 products will decrease our percentage of the collaboration’s co-promotion profits.

•	We are not fully in control of the royalty or profit sharing revenues we receive from collaborators, which may be adversely affected by patent expirations, pricing or health care reforms, other legal and regulatory developments, and the introduction of competitive products, and new indication approvals which may affect the sales of collaboration products.

•	Any failure on the part of our collaboration partners to comply with applicable laws and regulatory requirements in the sale and marketing of our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings.

•	Collaborations often require the parties to cooperate, and failure to do so effectively could have an adverse impact on product sales by our collaborators and partners, and could adversely affect the clinical development or regulatory approvals of products under joint control.

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

We anticipate growing through both internal development projects as well as external opportunities, which include the acquisition, partnering and in-licensing of products, technologies and companies or the entry into strategic alliances and collaborations. The availability of high quality opportunities is limited and we are not certain that we will be able to identify candidates that we and our shareholders consider suitable or complete transactions on terms that are acceptable to us and our shareholders. In order to pursue such opportunities, we may require significant additional financing, which may not be available to us on favorable terms, if at all. Even if we are able to successfully identify and complete acquisitions, we may not be able to integrate them or take full advantage of them and therefore may not realize the benefits that we expect. If we are unsuccessful in our external growth program, we may not be able to grow our business significantly and we may incur asset impairment or restructuring charges as a result of unsuccessful transactions.

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

We rely on Genentech for all RITUXAN manufacturing. Genentech relies on a third party to manufacture certain bulk RITUXAN requirements. If Genentech or any third party upon which it relies does not manufacture or fill- finish RITUXAN in sufficient quantities and on a timely and cost-effective basis, or if Genentech or any third party does not obtain and maintain all required manufacturing approvals, our business could be harmed.

We also source all of our fill-finish and the majority of our final product storage operations, along with a substantial portion of our packaging operations, to a concentrated group of third party contractors. Any third party we use to fill-finish, package or store our products to be sold in the U.S. must be licensed by the FDA. As a result, alternative third party providers may not be readily available on a timely basis or, if available, may be more costly than current providers. The manufacture of products and product components, fill-finish, packaging and storage of our products require successful coordination among us and multiple third party providers. Our inability to coordinate these efforts, the lack of capacity available at a third party contractor or any other problems with the operations of these third party contractors could require us to delay shipment of products or recall products previously shipped or impair our ability to supply products at all. This could increase our costs, cause us to lose revenue or market share, diminish our profitability or damage our reputation.

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

We and our collaborators and third party providers operate in a highly regulated industry. As a result, governmental actions may adversely affect our business, operations or financial condition, including:

•	new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, pricing or marketing practices, compliance with wage and hour laws and other employment practices, method of delivery and payment for health care products and services;

•	changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products; and

•	changes in the tax laws relating to our operations.

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

In the U.S., there are several proposals under consideration to reform tax law, including proposals that may reduce or eliminate the deferral of U.S. income tax on our unrepatriated earnings, scrutinize certain transfer pricing structures, and reduce or eliminate certain foreign tax credits. Our future reported financial results may be adversely affected by tax law changes which restrict or eliminate certain foreign tax credits or our ability to deduct expenses attributable to foreign earnings, or otherwise affect the treatment of our unrepatriated earnings.

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

Our sales and operations are subject to the risks of doing business internationally.

We are increasing our presence in international markets, which subjects us to many risks, such as:

•	the inability to obtain necessary foreign regulatory or pricing approvals of products in a timely manner;

•	fluctuations in currency exchange rates;

•	difficulties in staffing and managing international operations;

•	the imposition of governmental controls;

•	less favorable intellectual property or other applicable laws;

•	restrictions on direct investments by foreign entities and trade restrictions;

•	greater political or economic instability; and

•	changes in tax laws and tariffs.

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

As of March 31, 2011, we had $1.2 billion of outstanding indebtedness, and we may incur additional debt in the future. Our level of indebtedness could adversely affect our business by, among other things:

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

Several factors might discourage a takeover attempt that could be viewed as beneficial to shareholders who wish to receive a premium for their shares from a potential bidder. For example:

•	Our Board of Directors has the authority to issue, without a vote or action of shareholders, shares of preferred stock and to fix the price, rights, preferences and privileges of those shares, which shares could be used to dilute the interest of a potential bidder.

•	Our collaboration agreements with Elan and Genentech respectively allow Elan to purchase our rights to TYSABRI and Genentech to purchase our rights to RITUXAN and certain anti-CD20 products developed under the agreement if we undergo a change of control and certain other conditions are met, which may limit our attractiveness to potential acquirers.

•	Our directors are elected to staggered terms, which prevent the entire board from being replaced in any single year. At our 2011 annual meeting, we are proposing that stockholders approve the declassification of our Board of Directors so that all directors will be elected annually.

The possibility that activist shareholders may gain additional representation on or control of our Board of Directors could result in costs and disruption to our operations and cause uncertainty about the direction of our business.

Entities affiliated with Carl Icahn commenced proxy contests in 2008, 2009 and 2010, resulting in three of their director nominees being elected to our Board of Directors. In addition, recent SEC rulemaking gives certain shareholders or groups of shareholders the ability to include director nominees and proposals relating to a shareholder nomination process in company proxy materials. As a result, we may face an increase in the number of shareholder nominees for election to our Board of Directors. In addition, the declassification of our Board of Directors — if approved by our stockholders at our 2011 annual meeting — may create instability at the Board and increase our vulnerability to hostile and potentially abusive takeover tactics.

Future proxy contests could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. If there is disagreement among our directors, that may create uncertainty regarding the direction of our business and could impair our ability to effectively execute our strategic plan.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On March 23, 2011, Genentech, Inc. converted 8,221 shares of our Series A Preferred Stock into 493,260 shares of common stock pursuant to the conversion terms of our Series A Preferred Stock. The shares of common stock were issued in accordance with the exemption provided by Section 3(a)(9) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

The following table summarizes our common stock repurchase activity during the first quarter of 2011:

			Total Number of	Approximate Number
			Shares Purchased	of Shares That
	Total Number of	Average Price	as Part of Publicly	May Yet Be Purchased
	Shares Purchased	Paid per Share	Announced Programs	Under Our Programs
Period	(#)	($)	(#)	(#)

2011 Repurchase Program
January 2011	—	—	—	—
February 2011	250,000	67.46	250,000	19,750,000
March 2011	2,547,600	70.04	2,547,600	17,202,400

Total	2,797,600	69.81

On February 11, 2011, we announced that our Board of Directors authorized the repurchase of up to 20 million shares of our common stock. We expect to use this repurchase program principally to offset common stock issuance under our share-based compensation plans. This repurchase program does not have an expiration date. As of March 31, 2011, approximately 2.8 million shares of our common stock at a cost of approximately $195.3 million have been repurchased under this program. From April 1, 2011 through April 21, 2011, we repurchased an additional 1.0 million shares under this program at a total cost of $75.7 million. Approximately 16.2 million shares remain available for repurchase under the 2011 repurchase program.

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

BIOGEN IDEC INC.

/s/  Paul J. Clancy
Paul J. Clancy
Executive Vice President and
Chief Financial Officer

April 21, 2011

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1*+	Severance Plan for EVP, Global Commercial Operations
31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following materials from Biogen Idec Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.

+	Filed herewith

++	Furnished herewith