Form 10-Q
period 2011-06-30
BIOGEN IDEC INC.
filed 2011-07-26
CIK 875045

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of July 22, 2011, was 242,545,771 shares.

BIOGEN IDEC INC.

FORM 10-Q — Quarterly Report
For the Quarterly Period Ended June 30, 2011

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Income — For the Three and Six Months Ended June 30, 2011 and 2010	4
	Condensed Consolidated Balance Sheets — As of June 30, 2011 and December 31, 2010	5
	Condensed Consolidated Statements of Cash Flows — For the Six Months Ended June 30, 2011 and 2010	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 4.	Controls and Procedures	61

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	61
Item 1A.	Risk Factors	61
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 6.	Exhibits	72
Signatures		73
EX-3.1
EX-3.2
EX-10.1
EX-10.2
EX-10.3
EX-10.4
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
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	the anticipated amount and timing of joint business revenues, royalty revenues, milestone and other payments under licensing or collaboration agreements, income tax contingencies, doubtful accounts, cost of sales, currency hedges, and amortization of intangible assets;

•	availability and impact of the JC virus assay and other risk stratification protocols for TYSABRI;

•	the assumed remaining life of the core technology relating to AVONEX and expected lifetime revenue of AVONEX;

•	the development of and data and market exclusivity rights associated with the commercialization of BG-12;

•	the incidence, timing, outcome and impact of litigation, proceedings related to patents and other intellectual property rights, tax audits and assessments, product liability claims, and other legal proceedings;

•	the timing and impact of accounting standards;

•	the costs and timing of programs in our clinical pipeline;

•	the impact of U.S. healthcare reform, including the annual fee on prescription drug manufacturers, and other measures designed to reduce healthcare costs;

•	the impact that the deterioration of the credit and economic conditions in certain countries in Europe may have on the collection of outstanding receivables in such countries;

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	the expected activity of our share repurchase program;

•	the financial and operational impact and timing of our framework for growth;

•	the impact of centralizing the RITUXAN sales force with Genentech;

•	the use, location, plans for, and financial impact of our manufacturing facilities, corporate headquarters and other properties; and

•	the drivers for growing our business, including our plans to pursue external business development and research opportunities, and the impact of competition.

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

NOTE REGARDING TRADEMARKS

AVONEX® and RITUXAN® are registered trademarks of Biogen Idec. FUMADERMtm and AVONEX PENtm are trademarks of Biogen Idec. TYSABRI® is a registered trademark of Elan Pharmaceuticals, Inc. The following are trademarks of the respective companies listed: ANGIOMAX® and ANGIOX® — The Medicines Company; ARZERRAtm — Glaxo Group Limited; AMEVIVE® — Astellas U.S. LLC; BETASERON® and BETAFERON® — Bayer Schering Pharma AG; EXTAVIA® — Novartis AG; FAMPYRA® — Acorda Therapeutics, Inc.; and REBIF® — Ares Trading S.A.

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Revenues:
Product	$956,703	$859,235	$1,863,805	$1,683,455
Unconsolidated joint business	216,458	306,371	472,583	561,300
Other	35,486	47,096	75,602	76,807

Total revenues	1,208,647	1,212,702	2,411,990	2,321,562

Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	100,503	106,985	203,616	204,040
Research and development	285,644	331,675	579,277	638,705
Selling, general and administrative	266,301	262,322	510,819	510,987
Collaboration profit sharing	88,050	62,692	162,844	126,249
Amortization of acquired intangible assets	55,136	53,148	108,352	102,037
Acquired in-process research and development	—	—	—	39,976
Restructuring charge	—	—	16,587	—
Fair value adjustment of contingent consideration	2,200	—	3,400	—

Total cost and expenses	797,834	816,822	1,584,895	1,621,994

Income from operations	410,813	395,880	827,095	699,568
Other income (expense), net	(11,728)	1,012	(1,777)	(7,373)

Income before income tax expense	399,085	396,892	825,318	692,195
Income tax expense	95,036	102,243	212,504	177,553

Net income	304,049	294,649	612,814	514,642
Net income attributable to noncontrolling interests, net of tax	16,015	1,211	30,450	3,762

Net income attributable to Biogen Idec Inc.	$288,034	$293,438	$582,364	$510,880

Net income per share:
Basic earnings per share attributable to Biogen Idec Inc.	$1.19	$1.13	$2.40	$1.92

Diluted earnings per share attributable to Biogen Idec Inc.	$1.18	$1.12	$2.38	$1.91

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	242,375	259,938	241,932	265,018

Diluted earnings per share attributable to Biogen Idec Inc.	244,966	261,658	244,899	267,272

See accompanying notes to these unaudited condensed consolidated financial statements

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	As of June 30,	As of December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$697,526	$759,598
Marketable securities	629,218	448,146
Accounts receivable, net	666,960	605,329
Due from unconsolidated joint business	184,871	222,459
Inventory	308,254	289,066
Other current assets	201,794	215,822

Total current assets	2,688,623	2,540,420

Marketable securities	1,183,559	743,101
Property, plant and equipment, net	1,712,869	1,641,634
Intangible assets, net	1,678,867	1,772,826
Goodwill	1,146,314	1,146,314
Investments and other assets	211,747	248,198

Total assets	$8,621,979	$8,092,493

LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable, line of credit and other financing arrangements	$131,981	$137,153
Taxes payable	10,330	84,517
Accounts payable	170,746	162,529
Accrued expenses and other	641,273	665,923

Total current liabilities	954,330	1,050,122

Notes payable and line of credit	1,062,986	1,066,379
Long-term deferred tax liability	196,784	200,950
Other long-term liabilities	351,685	325,599

Total liabilities	2,565,785	2,643,050

Commitments and contingencies (Notes 2, 11, 16, 18 and 20)
Equity:
Biogen Idec Inc. shareholders’ equity
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	127	124
Additional paid-in capital	4,224,865	3,895,103
Accumulated other comprehensive income (loss)	25,713	(21,610)
Retained earnings	2,454,848	1,872,481
Treasury stock, at cost	(728,503)	(349,592)

Total Biogen Idec Inc. shareholders’ equity	5,977,050	5,396,506
Noncontrolling interests	79,144	52,937

Total equity	6,056,194	5,449,443

Total liabilities and equity	$8,621,979	$8,092,493

See accompanying notes to these unaudited condensed consolidated financial statements

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Six Months
	Ended June 30,
	2011	2010

Cash flows from operating activities:
Net income	$612,814	$514,642
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	182,845	169,961
Acquired in-process research and development	—	39,976
Share-based compensation	57,399	95,370
Fair value adjustment of contingent consideration	3,400	—
Excess tax benefit from share-based compensation	(37,827)	(5,598)
Deferred income taxes	48,626	(30,317)
Write-down of inventory to net realizable value	7,296	5,654
Impairment of marketable securities, investments and other assets	6,137	17,231
Non-cash interest (income) expense, foreign exchange remeasurement loss (gain), net and other	9,748	6,858
Realized gain on sale of marketable securities and strategic investments	(15,539)	(11,300)
Changes in operating assets and liabilities, net:
Accounts receivable	(54,909)	(22,955)
Due from unconsolidated joint business	37,588	(56,354)
Inventory	(24,708)	21,447
Other assets	(30,354)	3,637
Accrued expenses and other current liabilities	(67,488)	(23,732)
Other liabilities and taxes payable	(51,784)	40,856

Net cash flows provided by operating activities	683,244	765,376

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	1,169,836	2,002,543
Purchases of marketable securities	(1,778,568)	(941,268)
Acquisitions	—	(39,976)
Purchases of property, plant and equipment	(86,229)	(85,260)
Purchases of intangible assets	(14,505)	—
Purchases of other investments	(3,954)	(2,338)
Proceeds from the sale of strategic investments	39,835	—

Net cash flows (used in) provided by investing activities	(673,585)	933,701

Cash flows from financing activities:
Purchase of treasury stock	(386,575)	(1,609,334)
Proceeds from the issuance of stock for share-based compensation arrangements	285,883	63,193
Excess tax benefit from share-based compensation	37,827	5,598
Change in cash overdraft	4,485	2,912
Net contributions (to) from noncontrolling interests	(9,930)	2,187
Repayments of borrowings	(7,248)	(14,142)
Repayments on financing arrangement for the sale of the San Diego facility	(2,367)	—

Net cash flows used in financing activities	(77,925)	(1,549,586)

Net increase in cash and cash equivalents	(68,266)	149,491
Effect of exchange rate changes on cash and cash equivalents	6,194	(10,418)
Cash and cash equivalents, beginning of the period	759,598	581,889

Cash and cash equivalents, end of the period	$697,526	$720,962

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2010 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Consolidation

Our condensed consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries and those of certain variable interest entities in which we are the primary beneficiary. For consolidated entities in which we own less than a 100% interest, we record net income (loss) attributable to noncontrolling interests in our consolidated statement of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. All material intercompany balances and transactions have been eliminated in consolidation.

In determining whether we are the primary beneficiary of an entity, we apply a qualitative approach, that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. These considerations impact the way we account for our existing collaborative and joint venture relationships and determine whether we consolidate companies or entities with which we have collaborative or other arrangements. Determination about whether an enterprise should consolidate a variable interest entity is required to be evaluated continuously as changes to existing relationships or future transactions may result in us consolidating or deconsolidating our partner(s) to collaborations and other arrangements.

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

Subsequent Events

We did not have any material recognizable subsequent events. However, we did have the following non-recognizable subsequent events:

•	On July 20, 2011, the European Commission (EC) granted a conditional marketing authorisation for FAMPYRA (prolonged release fampridine) in the E.U., which triggered a $25.0 million milestone payment payable to Acorda Therapeutics, Inc. (Acorda). FAMPYRA is an oral compound indicated as a treatment to improve walking ability in people with MS.

•	On July 14, 2011, we executed leases for two office buildings to be built in Cambridge, Massachusetts. These buildings, totaling approximately 500,000 square feet, will serve as the future location of our corporate headquarters and commercial operations. The buildings will also provide additional general and administrative and research and development office space. For a more detailed description of these transactions, please read Note 11, Property, Plant and Equipment to these condensed consolidated financial statements.

2.	Acquisitions

Acquisition of Panima Pharmaceuticals AG

On December 17, 2010, we acquired 100% of the stock of Panima Pharmaceuticals AG (Panima), an affiliate of Neurimmune AG. The purchase price was comprised of a $32.5 million cash payment plus up to $395.0 million in contingent consideration payable upon the achievement of development milestones. Panima is a business involved in the discovery of antibodies designed to treat neurological disorders.

Upon acquisition, we recorded a liability of $81.2 million representing the acquisition date fair value of the contingent consideration. Subsequent changes in the fair value of this obligation are recognized as adjustments to contingent consideration within our consolidated statements of income. As of June 30, 2011, the fair value of the total contingent consideration obligation within our condensed consolidated balance sheet was $84.6 million, of which $4.9 million was reflected as a component of accrued expenses and other, and $79.7 million was reflected as a component of other long-term liabilities. We recorded contingent consideration expense of $2.2 million and $3.4 million for the three and six months ended June 30, 2011, respectively, reflecting the change in the fair value of this obligation. For additional information related to this transaction, please read Note 2, Acquisitions to our consolidated financial statements included within our 2010 Form 10-K.

Acquisition of Biogen Idec Hemophilia Inc.

In connection with our acquisition of Biogen Idec Hemophilia Inc. (BIH), formerly Syntonix Pharmaceuticals, Inc. (Syntonix), in January 2007, we agreed to make additional milestone payments associated with the development of long-lasting recombinant Factor IX, a product for the treatment of hemophilia B. In January 2010, we initiated patient enrollment in a registrational trial of Factor IX, which triggered an approximately $40.0 million milestone payment to the former shareholders of Syntonix. We recorded this payment as a charge to acquired in-process research and development within our condensed consolidated statement of

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

income for the six months ended June 30, 2010, in accordance with the accounting standards applicable to business combinations when we acquired BIH.

3.	Restructuring

In November 2010, we announced a number of strategic, operational, and organizational initiatives designed to provide a framework for the future growth of our business and realign our overall structure to become a more efficient and cost effective organization. As part of this initiative:

•	We have out-licensed, terminated or are in the process of discontinuing certain research and development programs, including those in oncology and cardiovascular medicine, that are no longer a strategic fit for us.

•	We have completed a 13% reduction in workforce spanning our sales, research and development, and administrative functions.

•	As of June 30, 2011, we have vacated the San Diego, California facility and consolidated certain of our Massachusetts facilities. For a more detailed description of transactions affecting our facilities, please read Note 11, Property, Plant and Equipment to these condensed consolidated financial statements.

Based upon our most recent estimates, we expect to incur total restructuring charges of approximately $100.0 million associated with the implementation of these initiatives, which we expect will be substantially incurred and paid by the end of 2011. Costs associated with our workforce reduction primarily relate to employee severance and benefits. Facility consolidation costs are primarily comprised of charges associated with closing these facilities, related lease obligations and additional depreciation recognized when the expected useful lives of certain assets have been shortened due to the consolidation and closing of related facilities and the discontinuation of certain research and development programs. We incurred $16.6 million of these charges in the six months ended June 30, 2011 and $75.2 million of these charges in the fourth quarter of 2010.

For the three and six months ended June 30, 2011, we recognized restructuring charges of $1.5 million and $6.0 million, respectively, in relation to the consolidation of our facilities inclusive of amounts related to additional depreciation. For the six months ended June 30, 2011, we recognized net restructuring charges of $10.5 million in relation to our workforce reduction initiatives. Restructuring charges related to workforce reduction for the three months ended June 30, 2011 reflect $2.7 million of expense offset by net adjustments of $4.4 million, which primarily resulted from revisions to our previous estimates for health and welfare benefit costs for terminated employees.

The following table summarizes the activity of our restructuring liability:

	Workforce	Facility
(In millions)	Reduction	Consolidation	Total

Restructuring reserve as of December 31, 2010	$60.6	$5.8	$66.4
Expense	12.1	2.4	14.5
(Payments) receipts, net	(73.8)	(2.0)	(75.8)
Adjustments to previous estimates, net	(1.6)	—	(1.6)
Other adjustments	8.6	(3.2)	5.4

Restructuring reserve as of June 30, 2011	$5.9	$3.0	$8.9

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

4.	Revenue Recognition

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the customer is fixed or determinable; and collectibility is reasonably assured.

Product Revenues

Revenues from product sales are recognized when title and risk of loss have passed to the customer, which is typically upon delivery. However, sales of TYSABRI in the U.S. are recognized on the “sell-through” model, that is, upon shipment of the product by Elan Pharma International, Ltd. (Elan), an affiliate of Elan Corporation, plc., to its third party distributor rather than upon shipment to Elan. Product revenues are recorded net of applicable reserves for discounts and allowances.

Reserves for Discounts and Allowances

We establish reserves for trade term discounts, wholesaler incentives, Medicaid rebates, Veterans Administration (VA) and Public Health Service (PHS) discounts, managed care rebates, product returns and other governmental rebates or applicable allowances. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our direct customer) or a liability (if the amount is payable to a party other than our customer). In addition, we distribute no-charge product to qualifying patients under our patient assistance and patient replacement goods program. This program is administered through one of our distribution partners, which ships product to qualifying patients from its own inventory received from us. Gross revenue and the related reserves are not recorded on product shipped under this program and cost of sales is recorded when the product is shipped.

Product revenue reserves are categorized as follows: discounts, contractual adjustments and returns. An analysis of the amount of, and change in, reserves is summarized as follows:

		Contractual
(In millions)	Discounts	Adjustments	Returns	Total

Balance, as of December 31, 2010	$13.9	$107.0	$21.1	$142.0
Current provisions relating to sales in current year	47.2	174.6	6.8	228.6
Adjustments relating to prior years	—	(8.4)	—	(8.4)
Payments/returns relating to sales in current year	(33.3)	(101.4)	(0.3)	(135.0)
Payments/returns relating to sales in prior years	(13.0)	(58.5)	(4.9)	(76.4)

Balance, as of June 30, 2011	$14.8	$113.3	$22.7	$150.8

Our product revenue reserves are based on estimates of the amounts earned or to be claimed on the related sales. These estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends and forecasted customer buying patterns. Actual amounts may ultimately differ from our estimates. If actual results vary, it will result in an adjustment to these estimates, which could have an effect on earnings in the period of adjustment.

During the six months ended June 30, 2011, we reduced our reserves for contractual adjustments by $8.4 million, which was primarily due to a revision of our previous estimates associated with the impact of healthcare reform.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The total reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

	As of	As of
	June 30,	December 31,
(In millions)	2011	2010

Reduction of accounts receivable	$38.4	$36.7
Current liability	112.4	105.3

Total reserves	$150.8	$142.0

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

Royalty Revenues

We receive royalty revenues on sales by our licensees of other products covered under patents that we own. We do not have future performance obligations under these license arrangements. We record these revenues based on estimates of the sales that occurred during the relevant period. The relevant period estimates of sales are based on interim data provided by licensees and analysis of historical royalties that have been paid to us, adjusted for any changes in facts and circumstances, as appropriate. We maintain regular communication with our licensees in order to assess the reasonableness of our estimates. Differences between actual royalty revenues and estimated royalty revenues are adjusted in the period in which they become known, typically the following quarter. Historically, adjustments have not been material when compared to actual amounts paid by licensees. If we are ever unable to accurately estimate revenue, then we record revenues on a cash basis.

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

Concentrations of credit risk with respect to receivables, which are typically unsecured, are limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. We monitor economic conditions, including volatility associated with international

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

economies, and related impacts on the relevant financial markets and our business, especially in light of sovereign credit issues. The credit and economic conditions within Italy, Spain, Portugal and Greece, among other members of the European Union, have deteriorated. These conditions have increased, and may continue to increase, the average length of time that it takes to collect on our accounts receivable outstanding in these countries.

Our net accounts receivable balances from product sales in these countries are summarized as follows:

	As of June 30, 2011
	Balance Included	Balance Included
	within Accounts	within Investments
(In millions)	Receivable, Net	and Other Assets	Total

Italy	$116.5	$11.3	$127.8
Spain	$81.7	$36.7	$118.4
Portugal	$23.9	$7.4	$31.3
Greece	$10.7	$—	$10.7

	As of December 31, 2010
	Balance Included	Balance Included
	within Accounts	within Investments
(In millions)	Receivable, Net	and Other Assets	Total

Italy	$103.2	$14.8	$118.0
Spain	$70.8	$29.8	$100.6
Portugal	$17.8	$5.5	$23.3
Greece	$3.9	$—	$3.9

Of the amounts included within the tables above, approximately $53.5 million and $45.0 million were outstanding for more than one year as of June 30, 2011 and December 31, 2010, respectively. Amounts included as a component of investments and other assets within our condensed consolidated balance sheets represent amounts that are expected to be collected beyond one year.

In May 2011, European Union finance ministers approved a three-year EUR78 billion rescue package for Portugal. Under the terms of the package, Portugal is required to correct its excessive deficit by 2013 and improve the efficiency and effectiveness of its health care system, including through austerity measures aimed at reducing healthcare costs. These measures include plans to standardize control procedures to reduce outstanding balances payable to drug suppliers.

Our concentrations of credit risk related to our accounts receivable from product sales in Greece to date have been limited as our receivables within this market are due from our distributor. These receivables remain current and substantially in compliance with their contractual due dates.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

6.	Inventory

The components of inventory are summarized as follows:

	As of	As of
	June 30,	December 31,
(In millions)	2011	2010

Raw materials	$59.8	$59.0
Work in process	165.6	142.2
Finished goods	82.9	87.9

Total inventory	$308.3	$289.1

7.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of June 30, 2011			As of December 31, 2010
	Estimated		Accumulated			Accumulated
(In millions)	Life	Cost	Amortization	Net	Cost	Amortization	Net

Out-licensed patents	12 years	$578.0	$(370.9)	$207.1	$578.0	$(350.2)	$227.8
Core developed technology	15-23 years	3,005.3	(1,723.4)	1,281.9	3,005.3	(1,636.9)	1,368.4
In process research and development	Up to 15 years upon commercialization	110.9	—	110.9	110.9	—	110.9
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed patents	Up to 14 years	17.5	(2.5)	15.0	3.0	(1.3)	1.7
Assembled workforce	4 years	2.1	(2.1)	—	2.1	(2.1)	—
Distribution rights	2 years	12.7	(12.7)	—	12.7	(12.7)	—

Total intangible assets		$3,790.5	$(2,111.6)	$1,678.9	$3,776.0	$(2,003.2)	$1,772.8

Our most significant intangible asset is the core technology related to our AVONEX product. The net book value of this asset as of June 30, 2011 was $1,268.8 million.

In the first quarter of 2011, we entered into a license agreement granting us exclusive patent rights for the diagnostic and therapeutic application of recombinant virus-like particles, known as VP1 proteins. These VP1 proteins are used to detect antibodies of the JC virus (JCV) in serum or blood. Under the terms of this agreement, we expect to make payments totaling approximately $47.1 million through 2016. These payments include upfront and milestone payments as well as the greater of an annual maintenance fee or usage-based royalty payment. As of June 30, 2011, we recognized an intangible asset in the amount of $14.5 million, reflecting the total of upfront payments made and other time-based milestone payments expected to be made. We will further capitalize additional payments due under this arrangement as an intangible asset as they become payable. We will amortize the intangible asset resulting from these payments utilizing an economic consumption amortization model with the amount of amortization determined by the ratio of actual JCV assay tests performed in the current period to the total number of JCV assay tests expected to be performed through 2016.

For the three and six months ended June 30, 2011, amortization for acquired intangible assets totaled $55.1 million and $108.4 million, respectively, as compared to $53.1 million and $102.0 million, respectively, in the prior year comparative periods. Amortization for acquired intangible assets is expected to be in the range of approximately $180.0 million to $220.0 million annually through 2015.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Other than the amounts recorded in connection with the license agreement described above, total intangible assets was unchanged as of June 30, 2011 compared to December 31, 2010, excluding the impact of amortization.

Goodwill

Our goodwill balance remained unchanged as of June 30, 2011 compared to December 31, 2010. As of June 30, 2011, we had no accumulated impairment losses.

8.	Fair Value Measurements

A majority of our financial assets and liabilities have been classified as Level 2. Our financial assets and liabilities (which include our cash equivalents, derivative contracts, marketable debt securities, and plan assets for deferred compensation) have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, typically utilizing third party pricing services or other market observable data. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. We validate the prices provided by our third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of June 30, 2011 and December 31, 2010.

Our strategic investments in publicly traded equity securities are classified as Level 1 assets as their fair values are readily determinable and based on quoted market prices.

We also maintain venture capital investments classified as Level 3 whose fair value is initially measured at transaction prices and subsequently valued using the pricing of recent financing or by reviewing the underlying economic fundamentals and liquidation value of the companies. These investments are the only investments for which we used Level 3 inputs to determine the fair value and represented approximately 0.2% and 0.3% of our total assets as of June 30, 2011 and December 31, 2010, respectively. These investments include investments in certain biotechnology oriented venture capital funds which primarily invest in small privately-owned, venture-backed biotechnology companies. The fair value of our investments in these venture capital funds has been estimated using the net asset value of the fund. The investments cannot be redeemed within the funds. Distributions from each fund will be received as the underlying investments of the fund are liquidated. The funds and therefore a majority of the underlying assets of the funds will not be liquidated in the near future. The underlying assets in these funds are initially measured at transaction prices and subsequently valued using the pricing of recent financings or by reviewing the underlying economic fundamentals and liquidation value of the companies that the funds invest in. We apply judgments and estimates when we validate the prices provided by third parties. While we believe the valuation methodologies are appropriate, the use of valuation methodologies is highly judgmental and changes in methodologies can have a material impact on our results of operations. Gains and losses (realized and unrealized) included in earnings for the period are reported in other income (expense), net.

In addition, in the fourth quarter of 2010, we recognized an in-process research and development asset and recorded a contingent consideration obligation related to our acquisition of Panima. Upon acquisition, we recorded a liability of $81.2 million representing the acquisition date fair value of the contingent consideration. Subsequent changes in the fair value of this obligation are recognized as adjustments to contingent consideration within our consolidated statement of income. We determined the fair value of the contingent consideration obligation based upon probability-weighted assumptions related to the achievement of certain

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

milestone events and thus the likelihood of us making payments. We revalue the acquisition-related contingent consideration obligation on a recurring basis each reporting period. This fair value measurement is based on inputs not observable in the market and therefore represents a Level 3 measurement.

The fair value of our Level 3 contingent consideration obligation as of June 30, 2011 and December 31, 2010, was $84.6 million and $81.2 million, respectively. These valuations were determined based upon net cash outflow projections of $395.0 million, discounted using a rate of 5.7% and 6.1%, respectively, which is the cost of debt financing for market participants. The change in fair value of this obligation, of $2.2 million and $3.4 million for the three and six months ended June 30, 2011, respectively, was primarily due to changes in the discount rate and in the expected timing related to the achievement of certain developmental milestones and was recognized as a fair value adjustment of contingent consideration within our condensed consolidated statements of income for the three and six months ended June 30, 2011.

There were no transfers between fair value measurement levels during the six months ended June 30, 2011.

The tables below present information about our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

				Significant
	Balance as of	Quoted Prices in	Significant Other	Unobservable
	June 30,	Active Markets	Observable Inputs	Inputs
(In millions)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$440.6	$—	$440.6	$—
Marketable debt securities:
Corporate debt securities	475.1	—	475.1	—
Government securities	1,095.4	—	1,095.4	—
Mortgage and other asset backed securities	242.3	—	242.3	—
Strategic investments	2.0	2.0	—	—
Venture capital investments	20.6	—	—	20.6
Derivative contracts	0.5	—	0.5	—
Plan assets for deferred compensation	15.2	—	15.2	—

Total	$2,291.7	$2.0	$2,269.1	$20.6

Liabilities:
Derivative contracts	$24.9	$—	$24.9	$—
Acquisition-related contingent consideration	84.6	—	—	84.6

Total	$109.5	$—	$24.9	$84.6

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

				Significant
	Balance as of	Quoted Prices in	Significant Other	Unobservable
	December 31,	Active Markets	Observable Inputs	Inputs
(In millions)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$651.8	$—	$651.8	$—
Marketable debt securities:
Corporate debt securities	313.0	—	313.0	—
Government securities	785.3	—	785.3	—
Mortgage and other asset backed securities	92.9	—	92.9	—
Strategic investments	44.8	44.8	—	—
Venture capital investments	20.8	—	—	20.8
Derivative contracts	1.3	—	1.3	—
Plan assets for deferred compensation	13.0	—	13.0	—

Total	$1,922.9	$44.8	$1,857.3	$20.8

Liabilities:
Derivative contracts	$12.2	$—	$12.2	$—
Acquisition-related contingent consideration	81.2	—	—	81.2

Total	$93.4	$—	$12.2	$81.2

The following table provides a roll forward of the fair value of our venture capital investments, which are all Level 3 assets:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2011	2010	2011	2010

Beginning balance	$20.5	$20.8	$20.8	$21.9
Unrealized gains included in earnings	0.1	—	0.7	—
Unrealized losses included in earnings	(0.3)	(0.1)	(1.3)	(1.6)
Purchases	0.3	(0.3)	0.4	0.1
Issuances	—	—	—	—
Settlements	—	—	—	—

Ending balance	$20.6	$20.4	$20.6	$20.4

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The fair and carrying values of our debt instruments, which are all Level 2 liabilities, are summarized as follows:

	As of June 30, 2011		As of December 31, 2010
	Fair	Carrying	Fair	Carrying
(In millions)	Value	Value	Value	Value

Credit line from Dompé	$4.3	$4.3	$8.1	$8.0
Note payable to Fumedica	24.4	21.7	24.2	22.0
6.0% Senior Notes due 2013	482.9	449.8	485.5	449.8
6.875% Senior Notes due 2018	639.4	595.1	618.0	597.9

Total	$1,151.0	$1,070.9	$1,135.8	$1,077.7

The fair values of the credit line from Dompé Farmaceutici SpA and our note payable to Fumedica were estimated using market observable inputs, including current interest and foreign currency exchange rates. The fair value of our Senior Notes was determined through market, observable, and corroborated sources.

9.	Financial Instruments

Marketable Securities, including Strategic Investments

The following tables summarize our marketable securities and strategic investments:

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of June 30, 2011 (In millions)	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$122.3	$0.2	$—	$122.1
Non-current	352.8	1.3	(0.2)	351.7
Government securities
Current	504.7	0.3	—	504.4
Non-current	590.7	0.8	(0.1)	590.0
Mortgage and other asset backed securities
Current	2.2	—	—	2.2
Non-current	240.1	0.5	(0.6)	240.2

Total available-for-sale securities	$1,812.8	$3.1	$(0.9)	$1,810.6

Other Investments
Strategic investments, non-current	$2.0	$0.5	$—	$1.5

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of December 31, 2010 (In millions)	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$93.2	$0.1	$—	$93.1
Non-current	219.8	2.1	(0.5)	218.2
Government securities
Current	352.8	0.2	—	352.6
Non-current	432.5	0.6	(0.6)	432.5
Mortgage and other asset backed securities
Current	2.1	—	—	2.1
Non-current	90.8	0.5	(0.2)	90.5

Total available-for-sale securities	$1,191.2	$3.5	$(1.3)	$1,189.0

Other Investments
Strategic investments, non-current	$44.8	$17.5	$—	$27.3

In the tables above, as of June 30, 2011 and December 31, 2010, government securities included $247.0 million and $163.5 million, respectively, of Federal Deposit Insurance Corporation (FDIC) guaranteed senior notes issued by financial institutions under the Temporary Liquidity Guarantee Program.

The following table summarizes our financial assets with original maturities of less than 90 days included within cash and cash equivalents on the accompanying condensed consolidated balance sheet:

	As of	As of
	June 30,	December 31,
(In millions)	2011	2010

Commercial paper	$8.0	$4.0
Repurchase agreements	80.9	26.0
Short-term debt securities	351.7	621.8

Total	$440.6	$651.8

The carrying values of our commercial paper, including accrued interest, repurchase agreements, and our short-term debt securities approximate fair value.

Summary of Contractual Maturities: Available-for-Sale Securities

The estimated fair value and amortized cost of securities, excluding strategic investments, available-for-sale by contractual maturity are summarized as follows:

	As of June 30, 2011		As of December 31, 2010
	Estimated	Amortized	Estimated	Amortized
(In millions)	Fair Value	Cost	Fair Value	Cost

Due in one year or less	$629.2	$628.7	$448.1	$447.8
Due after one year through five years	1,040.9	1,039.0	664.1	662.4
Due after five years	142.7	142.9	79.0	78.8

Total	$1,812.8	$1,810.6	$1,191.2	$1,189.0

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The average maturity of our marketable securities as of June 30, 2011 and December 31, 2010 was 13 months and 11 months, respectively.

Proceeds from Marketable Securities

The proceeds from maturities and sales of marketable securities, excluding strategic investments and resulting realized gains and losses, are generally reinvested, and are summarized as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2011	2010	2011	2010

Proceeds from maturities and sales	$381.8	$973.2	$1,169.8	$2,002.5
Realized gains	$0.7	$7.4	$3.1	$13.1
Realized losses	$(0.5)	$1.1	$(1.3)	$1.8

In the first quarter of 2011, we also recognized within other income (expense), a net gain of $13.8 million on the sale of stock from our strategic investment portfolio.

Impairments

We conduct periodic reviews to identify and evaluate each investment that has an unrealized loss in accordance with the meaning of other-than-temporary impairment and its application to certain investments.

For the three and six months ended June 30, 2011, we recognized $5.5 million and $6.8 million, respectively, in charges for the impairment of our investments in venture capital funds and investments in privately-held companies. No impairments were recognized in relation to our publicly-held strategic investments.

For the three and six months ended June 30, 2010, we recognized $1.2 million and $17.0 million, respectively, in charges for the impairment of our publicly-held strategic investments, investments in venture capital funds and investments in privately-held companies.

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

Foreign currency forward contracts in effect as of June 30, 2011 and December 31, 2010 had durations of 1 to 12 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenue is summarized as follows:

	Notional Amount
	As of	As of
	June 30,	December 31,
Foreign Currency (In millions)	2011	2010

Euro	$537.1	$460.3
Canadian dollar	11.4	24.0
Swedish krona	4.8	9.9

Total foreign currency forward contracts	$553.3	$494.2

The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) within total equity reflected net losses of $23.3 million and $11.0 million as of June 30, 2011 and December 31, 2010, respectively. We expect all contracts to be settled over the next 12 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of June 30, 2011 and December 31, 2010, credit risk did not materially change the fair value of our foreign currency forward contracts.

In relation to our foreign currency forward contracts, we recognized in other income (expense), net losses of $1.2 million and $0.5 million due to hedge ineffectiveness for the three and six months ended June 30, 2011, respectively, as compared to net losses of $0.6 million and $0.5 million, respectively, in the prior year comparable periods.

In addition, we recognized in product revenue net losses of $18.5 million and $26.8 million for the settlement of certain effective cash flow hedge instruments for the three and six months ended June 30, 2011, respectively, as compared to net gains of $19.7 million and $19.9 million, respectively, in the prior year comparable periods. These settlements were recorded in the same period as the related forecasted revenue.

Summary of Derivatives Designated as Hedging Instruments

The following table summarizes the fair value and presentation in our condensed consolidated balance sheets for derivatives designated as hedging instruments:

		Fair Value
		As of June 30,
(In millions)	Balance Sheet Location	2011

Foreign Currency Contracts
Asset derivatives	Other current assets	$—
Liability derivatives	Accrued expenses and other	$23.8

		Fair Value
		As of December 31,
(In millions)	Balance Sheet Location	2010

Foreign Currency Contracts
Asset derivatives	Other current assets	$—
Liability derivatives	Accrued expenses and other	$11.0

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes the effect of derivatives designated as hedging instruments within our condensed consolidated statements of income:

	Amount		Amount
	Recognized in		Reclassified from
	Accumulated		Accumulated
	Other		Other
	Comprehensive		Comprehensive
	Income (Loss)	Income	Income (Loss)	Income	Amount of
	on Derivative	Statement	into Income	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Gain/(Loss)	Location	Recorded
(In millions)	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

For the Three Months Ended
June 30, 2011:				Other income
Foreign currency contracts	$(23.3)	Revenue	$(18.5)	(expense)	$(1.2)
June 30, 2010:				Other income
Foreign currency contracts	$62.1	Revenue	$19.7	(expense)	$(0.6)

For the Six Months Ended
June 30, 2011:				Other income
Foreign currency contracts	$(23.3)	Revenue	$(26.8)	(expense)	$(0.5)
June 30, 2010:				Other income
Foreign currency contracts	$62.1	Revenue	$19.9	(expense)	$(0.5)

Other Derivatives

We also enter into other foreign currency forward contracts, usually with one month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.

The aggregate notional amount of our outstanding foreign currency contracts was $243.2 million as of June 30, 2011. The fair value of these contracts was a net liability of $0.7 million. A net gain of $0.6 million and a net loss of $4.3 million related to these contracts were recognized as a component of other income (expense), net, for the three and six months ended June 30, 2011, respectively, as compared to net gains of $7.9 million and $13.1 million in the prior year comparative periods.

11.	Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $771.1 million and $767.2 million as of June 30, 2011 and December 31, 2010, respectively.

San Diego Facility

On October 1, 2010, we sold the San Diego facility for cash proceeds, net of transaction costs, of approximately $127.0 million. As part of this transaction, we agreed to lease back the San Diego facility for a period of 15 months. We are accounting for this transaction as a financing arrangement as we have determined that the transaction does not qualify as a sale due to our continuing involvement under the leaseback terms. Accordingly, we recorded an obligation for the proceeds received in October and the facility assets remain classified as held for use and the carrying value of the facility remains reflected as a component of property, plant and equipment, net within our condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010. Our remaining obligation, which is reflected as a component of current portion of notes payable, line of credit and other financing arrangements within our condensed consolidated balance sheets,

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

was $124.5 million and $125.9 million as of June 30, 2011 and December 31, 2010, respectively. We have not recognized a loss or impairment charge related to the San Diego facility.

In the first quarter of 2011, we terminated our 15 month lease of the San Diego facility effective August 31, 2011 and will have no continuing involvement or remaining obligation after that date. Once the lease arrangement has concluded we will account for the San Diego facility as a sale of property.

Hillerød, Denmark Facility

As of June 30, 2011 and December 31, 2010, the construction in progress balance related to the construction of our large-scale biologic manufacturing facility in Hillerød, Denmark totaled $494.2 million and $440.2 million, respectively. This facility is intended to manufacture large molecule products. In connection with our construction of this facility, we capitalized interest costs totaling approximately $7.2 million and $14.4 million for the three and six months ended June 30, 2011, respectively.

Based on our current manufacturing utilization strategy, we plan to begin manufacturing product in 2012, upon completion of the facility’s process validation activities.

New Cambridge Leases

In July 2011, we executed leases for two office buildings to be built in Cambridge, Massachusetts. We expect construction to begin in late 2011, with a planned occupancy during the second half of 2013. These buildings, totaling approximately 500,000 square feet, will serve as the future location of our corporate headquarters and commercial operations. These buildings will also provide additional general and administrative and research and development office space. The leases both have 15 year terms and we have options to extend the term of each lease for two additional five-year terms. Future minimum rental commitments under these leases will total approximately $340.0 million over the initial 15 year lease terms. In addition to rent, the leases require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

12.	Equity

Preferred Stock

In March 2011, the remaining 8,221 shares of our Series A Preferred Stock were converted into 493,260 shares of common stock by the holder pursuant to the conversion terms of the Series A Preferred Stock. As of June 30, 2011, there are no shares of preferred stock issued and outstanding.

Share Repurchases

In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. We expect to use this repurchase program principally to offset common stock issued under our share-based compensation plans. This repurchase program does not have an expiration date. Under this authorization, we repurchased approximately 2.2 million and 5.0 million shares of our common stock at a cost of $191.3 million and $386.6 million, respectively, during the three and six months ended June 30, 2011.

For the three and six months ended June 30, 2010, we repurchased approximately 20.8 million and 31.3 million shares at a cost of approximately $1.0 billion and $1.6 billion, respectively, under our 2010 and 2009 stock repurchase authorizations. We retired all of these shares as they were acquired. In connection with this retirement, in accordance with our policy, we recorded a reduction in additional paid-in-capital by the same amount.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

13.	Comprehensive Income

The following tables reflect the activity in comprehensive income included within equity attributable to the shareholders of Biogen Idec, equity attributable to noncontrolling interests, and total equity:

	For the Three Months			For the Three Months
	Ended June 30, 2011			Ended June 30, 2010
	Biogen Idec		Total	Biogen Idec		Total
	Shareholders’	Noncontrolling	Shareholders’	Shareholders’	Noncontrolling	Shareholders’
(In millions)	Equity	Interests	Equity	Equity	Interests	Equity

Comprehensive income:
Net income	$288.0	$16.0	$304.0	$293.4	$1.2	$294.6
Unrealized gains (losses) on securities available for sale, net of tax of $0.6 and $3.8	1.1	—	1.1	(6.5)	—	(6.5)
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $0.8 and $3.6	6.3	—	6.3	26.5	—	26.5
Unrealized gains (losses) on pension benefit obligation, net of tax of $0 and $0	—	—	—	(0.2)	—	(0.2)
Currency translation adjustment	19.3	2.9	22.2	(71.8)	(3.4)	(75.2)

Comprehensive income (loss)	$314.7	$18.9	$333.6	$241.4	$(2.2)	$239.2

	For the Six Months			For the Six Months
	Ended June 30, 2011			Ended June 30, 2010
	Biogen Idec		Total	Biogen Idec		Total
	Shareholders’	Noncontrolling	Shareholders’	Shareholders’	Noncontrolling	Shareholders’
(In millions)	Equity	Interests	Equity	Equity	Interests	Equity

Comprehensive income:
Net income	$582.4	$30.4	$612.8	$510.9	$3.8	$514.7
Unrealized gains (losses) on securities available for sale, net of tax of $6.3 and $5.5	(10.7)	—	(10.7)	(9.4)	—	(9.4)
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $1.2 and $6.5	(11.1)	—	(11.1)	54.3	—	54.3
Unrealized gains (losses) on pension benefit obligation, net of tax of $0 and $0	—	—	—	(0.3)	—	(0.3)
Currency translation adjustment	69.1	5.7	74.8	(124.2)	(6.0)	(130.2)

Comprehensive income (loss)	$629.7	$36.1	$665.8	$431.3	$(2.2)	$429.1

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table reconciles equity attributable to noncontrolling interests:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2011	2010	2011	2010

Noncontrolling interests, beginning of period	$70.1	$41.2	$52.9	$40.4
Net income attributable to noncontrolling interests	16.0	1.2	30.4	3.8
Translation adjustments	2.9	(3.4)	5.7	(6.0)
Distributions to noncontrolling interests	(9.9)	—	(9.9)	—
Capital contributions from noncontrolling interests	—	1.4	—	2.2

Noncontrolling interests, end of period	$79.1	$40.4	$79.1	$40.4

Total distributions to us from our joint ventures were negligible for the three and six months ended June 30, 2011 and 2010.

14.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2011	2010	2011	2010

Numerator:
Net income attributable to Biogen Idec Inc	$288.0	$293.4	$582.4	$510.9
Adjustment for net income allocable to preferred stock	—	(0.6)	(0.5)	(0.9)

Net income used in calculating basic and diluted earnings per share	$288.0	$292.8	$581.9	$510.0

Denominator:
Weighted average number of common shares outstanding	242.4	259.9	241.9	265.0
Effect of dilutive securities:
Stock options and employee stock purchase plan	1.0	0.8	1.3	0.9
Time-vested restricted stock units	1.4	1.0	1.5	1.4
Market stock units	0.2	—	0.2	—
Performance-vested restricted stock units settled in shares	—	—	—	—

Dilutive potential common shares	2.6	1.8	3.0	2.3

Shares used in calculating diluted earnings per share	245.0	261.7	244.9	267.3

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2011	2010	2011	2010

Numerator:
Net income allocable to preferred stock	$—	$0.6	$0.5	$0.9

Denominator:
Stock options	—	5.3	—	5.1
Time-vested restricted stock units	—	1.4	—	1.0
Market stock units	—	—	—	—
Performance-vested restricted stock units settled in shares	—	—	—	—
Convertible preferred stock	—	0.5	0.2	0.5

Total	—	7.2	0.2	6.6

15.	Share-based Payments

The following table summarizes our equity grants to employees, officers and directors under our current stock plans:

	For the Six Months
	Ended June 30,
	2011	2010

Stock options	—	124,000
Market stock units(a)	373,000	334,000
Cash settled performance shares(b)	483,000	373,000
Time-vested restricted stock units(c)	1,303,000	1,700,000
Performance-vested restricted stock units(d)	1,000	4,000

(a)	Market stock units (MSUs) granted for the six months ended June 30, 2010, represents the target number of shares eligible to be earned at the time of grant.

MSUs granted for the six months ended June 30, 2011, includes approximately 18,000 additional MSUs issued in 2011 based upon the attainment of performance criteria set for 2010 in relation to shares granted in 2010. The remainder of the MSUs granted in 2011 represent the target number of shares eligible to be earned at the time of grant. These grants were made in conjunction with the hiring of employees and our annual awards made in February.

(b)	Cash settled performance shares (CSPSs) granted for the six months ended June 30, 2010, represents the target number of shares eligible to be earned at the time of grant.

CSPSs granted for the six months ended June 30, 2011, includes approximately 95,000 additional CSPSs issued in 2011 based upon the attainment of performance criteria set for 2010 in relation to shares granted in 2010. The remainder of the CSPSs granted in 2011 represent the target number of shares eligible to be earned at the time of grant. These grants were made in conjunction with the hiring of employees and our annual awards made in February.

(c)	Time-vested restricted stock units (RSUs) granted for the six months ended June 30, 2011, includes approximately 1.2 million RSUs granted in connection with our annual awards made in February 2011, and 135,000 RSUs granted in conjunction with new hires and grants made to our Board of Directors.

(d)	Performance-vested restricted stock units (PVRSUs) granted for the six months ended June 30, 2010, represents the target number of shares eligible to be earned at the time of grant; approximately 1,000 additional PVRSUs were issued in 2011 based upon the attainment of performance criteria set for 2010 in relation to shares granted in 2010.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In addition, for the six months ended June 30, 2011, approximately 316,000 shares were issued under the ESPP compared to approximately 335,000 shares issued in the prior year comparative period.

The following table summarizes share-based compensation expense included within our condensed consolidated statements of income:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2011	2010	2011	2010

Research and development	$13.9	$15.4	$32.2	$32.1
Selling, general and administrative	22.2	34.0	42.8	70.2
Restructuring charges	—	—	(0.6)	—

Subtotal	36.1	49.4	74.4	102.3
Capitalized share-based compensation costs	(1.0)	(0.7)	(2.0)	(1.6)

Share-based compensation expense included in total cost and expenses	35.1	48.7	72.4	100.7
Income tax effect	(10.9)	(15.7)	(23.0)	(32.4)

Share-based compensation expense included in net income attributable to Biogen Idec Inc	$24.2	$33.0	$49.4	$68.3

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2011	2010	2011	2010

Stock options	$1.6	$9.3	$2.7	$20.1
Market stock units	4.3	1.9	7.7	5.5
Time-vested restricted stock units	19.1	32.3	46.2	65.8
Performance-vested restricted stock units settled in shares	0.3	1.3	0.7	3.7
Cash settled performance shares	10.7	4.2	15.5	5.2
Employee stock purchase plan	0.1	0.4	1.6	2.0

Subtotal	36.1	49.4	74.4	102.3
Capitalized share-based compensation costs	(1.0)	(0.7)	(2.0)	(1.6)

Share-based compensation expense included in total cost and expenses	$35.1	$48.7	$72.4	$100.7

16.	Income Taxes

For the three and six months ended June 30, 2011, our effective tax rate was 23.8% and 25.7%, respectively, compared to 25.8% and 25.7%, respectively, in the prior year comparative periods.

The decrease in our tax rate for the three and six months ended June 30, 2011, compared to the same periods in 2010, was primarily due to an increase in research and development expenditures eligible for the orphan drug credit and a lower effective state tax rate resulting from a change in state law, offset by a higher percentage of our 2011 profits being earned in higher tax rate jurisdictions, principally the U.S. In addition, our effective tax rate was favorably impacted by the settlement of an outstanding IRS audit matter in the first quarter of 2011.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	0.4	1.9	1.4	1.9
Taxes on foreign earnings	(7.3)	(10.3)	(6.3)	(10.1)
Credits and net operating loss utilization	(4.1)	(1.6)	(3.1)	(1.6)
Purchased intangible assets	1.4	1.5	1.4	1.5
IPR&D	—	0.8	—	0.8
Permanent items	(1.1)	(1.7)	(1.2)	(1.7)
Other	(0.5)	0.2	(1.5)	(0.1)

Effective tax rate	23.8%	25.8%	25.7%	25.7%

Accounting for Uncertainty in Income Taxes

We and our subsidiaries are routinely examined by various taxing authorities. We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal tax examination for years before 2007 or state, local, or non-U.S. income tax examinations by tax authorities for years before 2001. During the second quarter of 2011, we adjusted our unrecognized tax benefits to reflect new information arising during our ongoing audit examinations.

Contingencies

In 2006, the Massachusetts Department of Revenue (DOR) issued a Notice of Assessment against Biogen Idec MA Inc. (BIMA), one of our wholly-owned subsidiaries, for $38.9 million of corporate excise tax for 2002, which includes associated interest and penalties. The assessment asserts that the portion of sales attributable to Massachusetts (sales factor), the computation of BIMA’s research and development credits and certain deductions claimed by BIMA were not appropriate, resulting in unpaid taxes for 2002. We filed an abatement application with the DOR seeking abatement for 2001, 2002 and 2003. Our abatement application was denied and on July 25, 2007 we filed a petition with the Massachusetts Appellate Tax Board (the Massachusetts ATB) seeking, among other items, abatements of corporate excise tax for 2001, 2002 and 2003 and adjustments in certain credits and credit carryforwards for 2001, 2002 and 2003. Issues before the Massachusetts ATB include the computation of BIMA’s sales factor for 2001, 2002 and 2003, computation of BIMA’s research credits for those same years, and the availability of deductions for certain expenses and partnership flow-through items. The hearing on our petition has been stayed by the Massachusetts ATB to allow the parties to discuss a negotiated resolution of all disputes as to 2001, 2002 and 2003. The Massachusetts ATB has ordered a status conference for September 6, 2011, at which the parties will report on the status of the settlement discussions. If a negotiated resolution is concluded, we do not expect it to have a significant impact on our financial position or results of operations. We have and will continue to evaluate the facts, circumstances and information available in accordance with our financial reporting policies to reflect management’s best estimate of the outcome. Based upon our most recent estimates, we currently expect to settle this matter in exchange for a payment of $7.0 million in taxes, plus interest, and expect to reach an agreement on the tax credits carried forward into 2004.

On June 8, 2010, we received Notices of Assessment from the DOR against BIMA for $103.5 million of corporate excise tax, including associated interest and penalties, related to our 2004, 2005 and 2006 tax filings.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

We believe the asserted basis for these assessments is consistent with that for 2002. Assessments related to periods under dispute, including associated interest and penalties, total $142.4 million. We filed an abatement application with the DOR seeking abatement for 2004, 2005 and 2006. Our abatement application was denied and we filed a petition appealing the denial with the ATB on February 3, 2011. For all periods under dispute, we believe that positions taken in our tax filings are valid and believe that we have meritorious defenses in these disputes. We are contesting these matters vigorously.

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

17.	Other Consolidated Financial Statement Detail

Other Income (Expense), Net

Components of other income (expense), net, are summarized as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(In millions)	2011	2010	2011	2010

Interest income	$4.3	$6.7	$8.0	$15.6
Interest expense	(8.4)	(9.0)	(17.6)	(17.3)
Impairments of investments	(5.5)	(1.2)	(6.8)	(17.0)
Foreign exchange gains (losses), net	(0.6)	(0.7)	(1.0)	0.3
Gain (loss) on sales of investments, net	0.2	6.3	15.5	11.3
Other, net	(1.7)	(1.1)	0.1	(0.3)

Total other income (expense), net	$(11.7)	$1.0	$(1.8)	$(7.4)

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Other Current Assets

Other current assets consist of the following:

	As of	As of
	June 30,	December 31,
(In millions)	2011	2010

Deferred tax assets	$66.9	$112.2
Prepaid taxes	33.1	31.4
Receivable from collaborations	8.8	7.3
Interest receivable	6.1	4.9
Other prepaid expenses	60.1	47.9
Other	26.8	12.1

Total other current assets	$201.8	$215.8

Accrued Expenses and Other

Accrued expenses and other consists of the following:

	As of	As of
	June 30,	December 31,
(In millions)	2011	2010

Employee compensation and benefits	$134.3	$159.7
Revenue-related rebates	112.4	105.3
Restructuring charges	8.9	66.4
Royalties and licensing fees	40.0	45.1
Deferred revenue	59.1	41.3
Collaboration expenses	57.1	31.6
Clinical development expenses	33.7	24.4
Interest payable	21.6	21.6
Construction in progress acrual	13.3	16.4
Current portion of contingent consideration	4.9	11.9
Derivative liability	24.9	12.2
Other	131.1	130.0

Total accrued expenses and other	$641.3	$665.9

For a discussion of restructuring charges accrued as of June 30, 2011 and December 31, 2010, please read Note 3, Restructuring to these condensed consolidated financial statements.

18.	Investments in Variable Interest Entities

Consolidated Variable Interest Entities

Our condensed consolidated financial statements include the financial results of variable interest entities in which we are the primary beneficiary.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Investments in Joint Ventures

We consolidate 100% of the operations of Biogen Dompé SRL and Biogen Dompé Switzerland GmbH, our respective sales affiliates in Italy and Switzerland, as we retain the contractual power to direct the activities of these entities which most significantly and directly impact their economic performance. The activity of each of these joint ventures is significant to our overall operations. The assets of these joint ventures were restricted, from the standpoint of Biogen Idec, in that they are not available for our general business use outside the context of each joint venture. The holders of the liabilities of each joint venture, including the credit line from Dompé described in our 2010 Form 10-K, had no recourse to Biogen Idec. Other than the line of credit from us and Dompé Farmaceutici SpA to Biogen-Dompé SRL, we have provided no financing to these joint ventures. In addition, Biogen-Dompé SRL has an operating lease for office space as well as a contract for the provision of administrative services with Dompé Farmaceutici SpA.

The following table summarizes total joint venture assets and liabilities:

	As of	As of
	June 30,	December 31,
(In millions)	2011	2010

Assets	$193.6	$159.2
Liabilities	$74.6	$63.3

The joint ventures’ most significant assets were accounts receivable from the ordinary course of business. As of June 30, 2011, accounts receivable held by our joint ventures totaled $134.2 million, of which $127.8 million were related to Biogen Dompé SRL, compared to $124.2 million as of December 31, 2010, of which $118.0 million were related to Biogen Dompé SRL. For additional information related to our accounts receivable balances in Italy, please read Note 5, Accounts Receivable to these condensed consolidated financial statements.

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

Due to the terms of the license agreement and our investment in Knopp, we determined that we are the primary beneficiary of Knopp as we have the power to direct the activities that most significantly impact Knopp’s economic performance. As such, we consolidate the results of Knopp. Although we have assumed responsibility for the development of dexpramipexole, we may also be required to reimburse certain Knopp expenses directly attributable to the license agreement. Any additional amounts incurred by Knopp that we reimburse will be reflected within total costs and expenses in our consolidated statement of income. Future development and sales-based milestone payments will be reflected within our consolidated statement of income as charges to noncontrolling interests when such milestones are achieved.

In March 2011, we dosed the first patient in a registrational study for dexpramipexole. The achievement of this milestone resulted in a $10.0 million payment due to Knopp. As we consolidate Knopp, we recognized this payment as a charge to noncontrolling interests in the first quarter of 2011.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For the three and six months ended June 30, 2011, the collaboration incurred $9.0 million and $14.7 million, respectively, of expense related to the development of dexpramipexole, which is reflected as research and development expense within our condensed consolidated statements of income. The assets and liabilities of Knopp are not significant to our financial position or results of operations. We have provided no financing to Knopp other than previously contractually required amounts disclosed above.

Neurimmune SubOne AG

In 2007, we entered into a collaboration agreement with Neurimmune SubOne AG (Neurimmune), a subsidiary of Neurimmune AG, for the development and commercialization of antibodies for the treatment of Alzheimer’s disease. Neurimmune conducts research to identify potential therapeutic antibodies and we are responsible for the development, manufacturing and commercialization of all products. Based upon our current development plans, we may pay Neurimmune up to $345.0 million in remaining milestone payments, as well as royalties on sales of any resulting commercial products.

We determined that we are the primary beneficiary of Neurimmune because we have the power through the collaboration to direct the activities that most significantly impact SubOne’s economic performance and are required to fund 100% of the research and development costs incurred in support of the collaboration agreement. Amounts that are incurred by Neurimmune for research and development expenses in support of the collaboration that we reimburse are reflected in research and development expense in our consolidated statements of income. Future milestone payments will be reflected within our consolidated statements of income as a charge to the noncontrolling interest when such milestones are achieved.

For the three and six months ended June 30, 2011, the collaboration incurred development expense totaling $3.0 million and $4.8 million, respectively, which is reflected as research and development expense within our condensed consolidated statements of income, compared to $5.3 million and $10.4 million, respectively, in the prior year comparative periods.

In April 2011, we submitted an Investigational New Drug (IND) application for BIIB037 (human anti-Amyloid β mAb), a beta-amyloid removal therapy. BIIB037 is being developed for the treatment of Alzheimer’s disease. The achievement of this milestone resulted in a $15.0 milestone payment made to Neurimmune. As we consolidate Neurimmune, we have recognized this payment as a charge to noncontrolling interests in the second quarter of 2011.

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

As of June 30, 2011 and December 31, 2010, the total carrying value of our investments in biotechnology companies that we determined to be variable interest entities and which are not consolidated were $17.7 million and $22.9 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

We have entered into research collaborations with certain variable interest entities where we are required to fund certain development activities. These development activities are included in research and development expense within our consolidated statements of income as they are incurred. Depending on the collaborative arrangement, we may record funding receivables or payable balances with our partners, based on the nature of the cost-sharing mechanism and activity within the collaboration. As of June 30, 2011 and December 31, 2010, we had no significant receivables or payables related to cost sharing arrangements with unconsolidated variable interest entities.

We have provided no financing to these variable interest entities other than previously contractually required amounts.

19.	Collaborations

In April 2011, we agreed to terminate our collaboration with Vernalis plc. (Vernalis) for the development and commercialization of an adenosine A2a receptor antagonist for treatment of Parkinson’s disease effective April 11, 2011. Under the terms of the agreement, we will return the program to Vernalis and have no further license to, or continuing involvement in the development of, this compound and its related intellectual property. In exchange, we will receive a royalty on future net sales if this compound is ultimately commercialized. We funded development costs through the termination date and have no other remaining development obligations after that date. Development expense incurred by this collaboration in 2011 was insignificant.

20.	Litigation

Massachusetts Department of Revenue

In 2006, the Massachusetts Department of Revenue (DOR) issued a Notice of Assessment against Biogen Idec MA, Inc. (BIMA) for $38.9 million of corporate excise tax for 2002, which includes associated interest and penalties. The assessment asserts that the portion of sales attributable to Massachusetts (sales factor), the computation of BIMA’s research and development credits and certain deductions claimed by BIMA were not appropriate, resulting in unpaid taxes for 2002. We filed an abatement application with the DOR seeking abatements for 2001, 2002 and 2003. Our abatement application was denied and on July 25, 2007, we filed a petition with the Massachusetts Appellate Tax Board (the Massachusetts ATB) seeking, among other items, abatements of corporate excise tax for 2001, 2002 and 2003 and adjustments in certain credits and credit carry forwards for 2001, 2002 and 2003. Issues before the Massachusetts ATB include the computation of BIMA’s sales factor for 2001, 2002 and 2003, computation of BIMA’s research credits for those same years, and the availability of deductions for certain expenses and partnership flow-through items. The hearing on our petition has been stayed by the Massachusetts ATB to allow the parties to discuss a negotiated resolution of all disputes as to 2001, 2002 and 2003. The Massachusetts ATB has ordered a status conference for September 6, 2011, at which the parties will report on the status of the settlement discussions.

On June 8, 2010, we received Notices of Assessment from the DOR against BIMA for $103.5 million of corporate excise tax, including associated interest and penalties, related to our 2004, 2005 and 2006 tax filings. We believe the asserted basis for these assessments is consistent with that for 2002. We filed an abatement application with the DOR seeking abatements for 2004, 2005, and 2006. Our abatement application was denied on December 15, 2010 and we filed a petition appealing the denial with the Massachusetts ATB on February 3, 2011. For all periods under dispute, we believe that positions taken in our tax filings are valid and believe that we have meritorious defenses in these disputes. We are contesting these matters vigorously.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Hoechst — Genentech Arbitration

On October 24, 2008, Hoechst GmbH (“Hoechst”), predecessor to Sanofi-Aventis Deutschland GmbH (“Sanofi”), filed with the ICC International Court of Arbitration (Paris) a request for arbitration against Genentech, relating to a license agreement (the “Hoechst License”) between Hoechst’s predecessor and Genentech that was entered as of January 1, 1991 and terminated by Genentech on October 27, 2008. The Hoechst License granted Genentech certain rights with respect to U.S. Patents 5,849,522 (’522 patent) and 6,218,140 (’140 patent) and related patents outside the U.S. The license agreement provided for royalty payments of 0.5% on net sales of certain products defined by the agreement. In June 2011, the arbitrator issued an intermediate decision indicating that RITUXAN is such a product and ordering Genentech to provide certain RITUXAN sales information for the period from December 15, 1998 to October 27, 2008. The arbitrator will use this information to ascertain the amount of damages to be awarded to Hoechst. Genentech has filed a Declaration of Appeal from the intermediate decision in the Court of Appeal in Paris, which is pending. Although we are not a party to the arbitration, we expect that certain damages that may be awarded to Hoechst will be a cost charged to our collaboration with Genentech. Accordingly, we have reduced our share of RITUXAN revenues from unconsolidated joint business by approximately $50.0 million in the second quarter of 2011, as a result of an accrual for estimated compensatory damages (including interest) relating to the arbitrator’s intermediate decision. We expect the impact in subsequent quarters will be limited to adjustments necessary to reflect the difference between our estimate and the damages attributable to our collaboration or a successful challenge by Genentech of the arbitrator’s decision.

Sanofi ’522 and ’140 Patent Litigation

On October 27, 2008, Sanofi, successor to Hoechst, filed suit against Genentech and Biogen Idec in federal court in Texas (E.D. Tex.) (Texas Action) claiming that RITUXAN and certain other Genentech products infringe the ’522 patent and the ’140 patent. The patents are due to expire in December 2015. Sanofi seeks preliminary and permanent injunctions, compensatory and exemplary damages, and other relief. The same day Genentech and Biogen Idec filed a complaint against Sanofi in federal court in California (N.D. Cal.) (California Action) seeking a declaratory judgment that RITUXAN and other Genentech products do not infringe the ’522 patent or the ’140 patent and a declaratory judgment that those patents are invalid. The Texas Action was ordered transferred to the federal court in the Northern District of California and consolidated with the California Action and we refer to the two actions together as the Consolidated Sanofi Patent Actions. On April 21, 2011, the court entered a separate and final judgment that the manufacture and sale of RITUXAN do not infringe the ’522 patent or the ’140 patent and stayed the trial of the remaining claims, including Biogen Idec’s and Genentech’s invalidity claims. Sanofi has filed a notice of appeal from the court’s non-infringement ruling to the U.S. Court of Appeals for the Federal Circuit. We have not formed an opinion that a decision in favor of Sanofi in its appeal of the non-infringement ruling, or an unfavorable outcome on the now stayed invalidity claims in the Consolidated Sanofi Patent Actions, is either “probable” or “remote.” We believe that we have good and valid defenses and are vigorously defending against Sanofi’s allegations. In the event that we and Genentech are found liable we estimate that the range of any potential loss could extend to a royalty of up to 0.5% of net sales of RITUXAN, based on, among other things, the royalty rate set forth in the terminated Hoechst License and an analysis of royalty rates charged for comparable technologies. We believe that Sanofi would seek a substantially higher royalty rate, and we will continue to vigorously oppose its claims and position. One of the issues to be resolved in the Consolidated Sanofi Patent Actions is whether any award of reasonable royalty damages would begin running from October 27, 2008, when Genentech terminated the Hoechst License, or from October 27, 2002, six years before Sanofi filed the Texas Action, the statutory limitations period for damages in patent cases. In the event that Genentech is ordered in the arbitration described above to pay royalties on RITUXAN sales under the Hoechst License up to the date of the termination of the Hoechst License (October 27, 2008), we do not anticipate that either we or Genentech

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

would be subject to any damages award in the Consolidated Sanofi Patent Actions for any period before October 27, 2008. Certain damages that may be awarded to Sanofi may be a cost charged to our collaboration with Genentech.

’755 Patent Litigation

On September 15, 2009, we were issued U.S. Patent No. 7,588,755 (’755 Patent), which claims the use of interferon beta for immunomodulation or treating a viral condition, viral disease, cancers or tumors. This patent, which expires in September 2026, covers, among other things, the treatment of MS with our product AVONEX. On May 27, 2010, Bayer Healthcare Pharmaceuticals Inc. (Bayer) filed a lawsuit against us in the U.S. District Court for the District of New Jersey seeking a declaratory judgment of patent invalidity and noninfringement and seeking monetary relief in the form of attorneys’ fees, costs and expenses. On May 28, 2010, BIMA filed a lawsuit in the U.S. District Court for the District of New Jersey alleging infringement of the ’755 Patent by EMD Serono, Inc. (manufacturer, marketer and seller of REBIF), Pfizer, Inc. (co-marketer of REBIF), Bayer (manufacturer, marketer and seller of BETASERON and manufacturer of EXTAVIA), and Novartis Pharmaceuticals Corp. (marketer and seller of EXTAVIA) and seeking monetary damages, including lost profits and royalties. The court has consolidated the two lawsuits, and we refer to the two actions as the Consolidated ‘755 Patent Actions. On August 16, 2010, BIMA amended its complaint to add Ares Trading S.A. (Ares), an affiliate of EMD Serono, as a defendant, and to seek a declaratory judgment that a purported “nonsuit and option agreement” between Ares and BIMA dated October 12, 2000, that purports to provide that Ares will have an option to obtain a license to the ’755 Patent, is not a valid and enforceable agreement or, alternatively, has been revoked and/or terminated by the actions of Ares or its affiliates. Ares moved to compel arbitration of the claims against it, and on June 7, 2011, a United States Magistrate Judge recommended allowance of Ares’ motion. On June 21, 2011, we filed objections to the recommendation. Pending a decision on our objections by the U.S. District Court Judge, an arbitration tribunal has convened and has scheduled a hearing for October 19-21, 2011. Bayer, Pfizer, Novartis and EMD Serono have all filed counterclaims in the Consolidated ‘755 Patent Actions seeking declaratory judgments of patent invalidity and noninfringement, and seeking monetary relief in the form of costs and attorneys’ fees, and EMD Serono and Bayer have each filed a counterclaim seeking a declaratory judgment that the ’755 Patent is unenforceable based on alleged inequitable conduct. Bayer has also amended its complaint to seek such a declaration. No trial date has yet been ordered, but we expect that the trial of the Consolidated ‘755 Patent Actions will take place in 2013.

GSK ’612 Patent Litigation

On March 23, 2010, we and Genentech were issued U.S. Patent No. 7,682,612 (‘612 Patent) relating to a method of treating CLL using an anti-CD20 antibody. The patent which expires in November 2019 covers, among other things, the treatment of CLL with RITUXAN. On March 23, 2010, we filed a lawsuit in federal court in the Southern District of California against Glaxo Group Limited and GlaxoSmithKline LLC (collectively, GSK) alleging infringement of that patent based upon GSK’s manufacture, marketing and sale, offer to sell, and importation of ARZERRA. We seek damages, including a royalty and lost profits, and injunctive relief. GSK has filed a counterclaim seeking a declaratory judgment of patent invalidity, noninfringement, unenforceability, and inequitable conduct, and seeking monetary relief in the form of costs and attorneys’ fees.

Novartis V&D ’688 Patent Litigation

On January 26, 2011, Novartis Vaccines and Diagnostics, Inc. (Novartis V&D) filed suit against us in federal district court in Delaware, alleging that TYSABRI infringes U.S. Patent No. 5,688,688 “Vector for Expression of a Polypeptide in a Mammalian Cell” (‘688 Patent), which was granted in November 1997 and expires in November 2014. Novartis V&D seeks a declaration of infringement, a finding of willful

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

infringement, compensatory damages, treble damages, interest, costs and attorneys’ fees. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote”, and are unable to estimate the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and will vigorously defend against it.

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

22.	New Accounting Pronouncements

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

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, “Comprehensive Income (Topic 220)” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for Biogen Idec means January 1, 2012. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011, which for Biogen Idec means January 1, 2012. We do not expect that adoption of this standard will have a material impact on our financial position or results of operations.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In January 2010, we adopted a newly issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarified existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and requires disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. In addition, effective for interim and annual periods beginning after December 15, 2010, which for Biogen Idec is January 1, 2011, this standard further requires an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes beginning on page 4 of this quarterly report on Form 10-Q and our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K). Certain totals may not sum due to rounding.

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

In the near term, our current and future revenues are dependent upon continued sales of our three principal products, AVONEX, RITUXAN and TYSABRI. In the longer term, our revenue growth will be dependent upon the successful pursuit of external business development opportunities and clinical development, regulatory approval and launch of new commercial product as well as upon our ability to protect our patents related to our marketed products and assets originating from our research and development efforts. As part of our ongoing research and development efforts, we have devoted significant resources to conducting clinical studies to advance the development of new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their labels.

In November 2010, we announced a number of strategic, operational and organizational initiatives, which are described below under the heading “Restructuring Charge.” We expect to incur charges totaling approximately $100.0 million associated with the implementation of these initiatives. We incurred $16.6 million of these charges in the six months ended June 30, 2011 and $75.2 million of these charges in the fourth quarter of 2010. We expect that substantially all of the remaining restructuring charges will be incurred and paid by the end of 2011.

Financial Highlights

The following table is a summary of financial results achieved:

	For the Three Months
	Ended June 30,
(In millions, except per share amounts and percentages)	2011	2010	Change %

Total revenues	$1,208.6	$1,212.7	(0.3)%
Income from operations	$410.8	$395.9	3.8%
Net income attributable to Biogen Idec Inc	$288.0	$293.4	(1.8)%
Diluted earnings per share attributable to Biogen Idec Inc	$1.18	$1.12	5.4%

As described below under “Results of Operations,” our operating results for the three months ended June 30, 2011 reflect the following:

•	Worldwide AVONEX revenues totaled $659.2 million in the second quarter of 2011, representing an increase of 5.0% over the same period in 2010.

•	Our share of TYSABRI revenues totaled $281.4 million in the second quarter of 2011, representing an increase of 28.4% over the same period in 2010.

•	Our share of RITUXAN revenues totaled $216.5 million in the second quarter of 2011, representing a decrease of approximately 29.3% over the same period in 2010. This decrease was primarily the result of an accrual for estimated compensatory damages (including interest) relating to an intermediate decision by the arbitrator in Genentech’s ongoing arbitration with Hoechst GmbH. Accordingly, we have reduced our share of RITUXAN revenues from unconsolidated joint business by approximately $50.0 million in the second quarter of 2011. For additional information related to this matter, please read Note 20, Litigation to our condensed consolidated financial statements included within this report. This decrease was also driven by royalty expirations in our rest of world markets, a decrease in selling and development expenses incurred by us and reimbursed by Genentech, which are included within our total unconsolidated joint business revenue, and the recognition of a $21.3 million cumulative underpayment of royalties owed to us by Genentech in the second quarter of 2010. These decreases were offset in part by an increase in our share of net U.S. RITUXAN product revenues which increased 5.9% over the same period in 2010.

•	Total cost and expenses decreased 2.3% in the second quarter of 2011, compared to the same period in 2010. Cost of sales and research and development expense decreased 6.1% and 13.9%, respectively, for the second quarter of 2011 over 2010. These decreases were offset by a 40.5% increase in collaboration profit sharing expense due to TYSABRI revenue growth.

We generated $683.2 million of net cash flow from operations for the six months ended June 30, 2011, which was primarily driven by earnings. Cash and cash equivalents and marketable securities totaled approximately $2,510.3 million as of June 30, 2011.

In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. Under this authorization, we repurchased approximately 2.2 million and 5.0 million shares of our common stock at a cost of $191.3 million and $386.6 million, respectively, during the three and six months ended June 30, 2011.

Business Environment

We conduct our business primarily within the biotechnology and pharmaceutical industries, which are highly competitive. Many of our competitors are working to develop or have already developed products similar to those we are developing or already market. For example, along with us, a number of companies are working to develop or have already developed additional treatments for MS, including oral and other alternative formulations, that may compete with AVONEX and TYSABRI. In addition, the commercialization of certain of our own pipeline product candidates, such as BG-12 (dimethyl fumarate), may also negatively impact future sales of AVONEX and TYSABRI. We may also face increased competitive pressures as a result of the emergence of biosimilars. In the U.S., AVONEX, RITUXAN and TYSABRI are licensed under the Public Health Service Act (PHSA) as biological products. In March 2010, U.S. healthcare reform legislation amended the PHSA to authorize the U.S. Food and Drug Administration (FDA) to approve biological products, known as biosimilars or follow-on biologics, that are shown to be highly similar to previously approved biological products based upon potentially abbreviated data packages.

In addition, the economic environment in Europe has become increasingly challenging. Many of the countries in which we operate are seeking to reduce their public expenditures in light of the recent global economic downturn and we have encountered efforts to reform health care coverage and reduce health care costs. Moreover, the deterioration of the credit and economic conditions in certain countries in Europe has delayed reimbursement for our products and led to additional austerity measures aimed at reducing healthcare costs. Global efforts to reduce healthcare costs continue to exert pressure on product pricing and have negatively impacted our revenues and results of operations. For additional information about certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” section of this report.

Key Pipeline Developments

FAMPYRA

On July 20, 2011, the European Commission (EC) granted a conditional marketing authorisation for FAMPYRA in the E.U., which triggered a $25.0 million milestone payment payable to Acorda Therapeutics, Inc. (Acorda). FAMPYRA is an oral compound indicated as a treatment to improve walking ability in people with MS. As part of the conditions of the conditional marketing authorisation for FAMPYRA, we will provide additional data from on-going clinical studies regarding FAMPYRA’s benefits and safety in the long term. A conditional marketing authorization is renewable annually and is granted to a medicinal product with a positive benefit/risk assessment that fulfills an unmet medical need when the benefit to public health of immediate availability outweighs the risk inherent in the fact that additional data are still required. FAMPRYA also received authorization from the Australian Therapeutic Goods Administration in May 2011.

In 2009, we entered into a collaboration and license agreement with Acorda to develop and commercialize FAMPYRA and other aminopyridine products in markets outside the U.S. This transaction represents a sublicensing of an existing license agreement between Acorda and Elan. Acorda will supply our requirements for FAMPYRA through its existing supply agreement with Elan. Under our agreement with Acorda, we will commercialize FAMPYRA and have responsibility for regulatory activities and future clinical development of FAMPYRA outside the U.S. We will pay Acorda royalties based on ex-U.S. net sales, and milestones based on new indications and ex-U.S. net sales. These milestones include the $25.0 million payment for successful license of the product in the E.U. The next expected milestone would be $15.0 million, due when ex-U.S. net sales reach $100.0 million over four consecutive quarters. We will capitalize these milestones as they become payable as an intangible asset, which will be amortized utilizing an economic consumption model. Under the economic consumption model, the amount of amortization will be determined by calculating a ratio of actual current period sales to total anticipated sales for the life of the product and applying this ratio to the carrying amount of the intangible asset. We will recognize royalty payments as a component of cost of goods sold. For additional information related to our collaboration with Acorda, please read Note 19, Collaborations to our consolidated financial statements included within our 2010 Form 10-K.

BG-12

In April 2011, we announced positive results from DEFINE, the first of two pivotal Phase 3 clinical trials designed to evaluate our investigational oral compound BG-12 as a monotherapy in relapsing-remitting multiple sclerosis (RRMS). Results showed that 240 mg of BG-12, administered either twice or three times a day, met the primary and secondary study endpoints. Initial data from the trial also showed that BG-12 demonstrated a favorable safety and tolerability profile, consistent with what was seen in the published Phase 2 study of BG-12. A second Phase 3 RRMS clinical trial, CONFIRM, is currently underway, with results expected in the second half of 2011. The FDA rescinded the fast track designation for BG-12 due to the availability of another oral MS treatment on the market.

We have several patents and other rights applicable to BG-12. In the U.S., we are entitled to the five-year data exclusivity given to new chemical entities and we own a patent covering the administration of dimethyl fumarate (DMF), the active ingredient in BG-12, to treat MS and other autoimmune diseases. This patent expires in 2020 with a possible term extension to be determined. In the E.U., we have a patent covering our BG-12 formulation and the method of treating MS and other autoimmune diseases with our formulation that expires in 2019 and which may also be eligible for patent term extension in some countries. In the E.U., we believe that we are entitled to 8 years of data exclusivity and 2 years of market exclusivity because we believe BG-12 is a “New Active Substance” under E.U. law. While there is some uncertainty around achieving data protection in the E.U. as a “New Active Substance,” we believe that our submission, which will be based upon an independent data package, will also support 10 years of data exclusivity.

We acquired BG-12 and FUMADERM (Fumapharm Products) as part of our acquisition of Fumapharm AG in 2006. We paid $220.0 million upon closing of the transaction and will pay an additional $15.0 million if a Fumapharm Product is approved for MS in the U.S. or E.U. We may also make additional milestone payments to Fumapharm AG based on attainment of certain sales levels of Fumapharm Products, less certain costs as defined in the acquisition agreement. These milestone payments are considered contingent consideration and will be accounted for as an increase to goodwill as incurred, in accordance with the accounting standard applicable to business combinations when we acquired Fumapharm. Milestone payments are due within 30 days following the end of the quarter in which the applicable sales level has been reached and are based upon the total sales of Fumapharm Products in the prior twelve month period.

Results of Operations

Revenues

Revenues are summarized as follows:

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(In millions, except percentages)	2011		2010		2011		2010

Product:
United States	$490.6	40.6%	$433.0	35.7%	$951.0	39.4%	$843.5	36.3%
Rest of world	466.1	38.6%	426.2	35.1%	912.8	37.8%	840.0	36.2%

Total product revenues	956.7	79.2%	859.2	70.8%	1,863.8	77.3%	1,683.5	72.5%
Unconsolidated joint business	216.5	17.9%	306.4	25.3%	472.6	19.6%	561.3	24.2%
Other	35.5	2.9%	47.1	3.9%	75.6	3.1%	76.8	3.3%

Total revenues	$1,208.6	100.0%	$1,212.7	100.0%	$2,412.0	100.0%	$2,321.6	100.0%

Product Revenues

Product revenues are summarized as follows:

	For the Three Months				For the Six Months
	Ended June 30,				Ended June 30,
(In millions, except percentages)	2011		2010		2011		2010

AVONEX	$659.2	68.9%	$628.1	73.1%	$1,301.7	69.8%	$1,220.7	72.5%
TYSABRI	281.4	29.4%	219.2	25.5%	532.8	28.6%	437.9	26.0%
Other	16.1	1.7%	11.9	1.4%	29.3	1.6%	24.9	1.5%

Total product revenues	$956.7	100.0%	$859.2	100.0%	$1,863.8	100.0%	$1,683.5	100.0%

AVONEX

Revenues from AVONEX are summarized as follows:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

United States	$409.4	$370.9	10.4%	$796.7	$720.9	10.5%
Rest of world	249.8	257.2	(2.9)%	505.0	499.8	1.0%

Total AVONEX revenues	$659.2	$628.1	5.0%	$1,301.7	$1,220.7	6.6%

For the three and six months ended June 30, 2011, compared to the same periods in 2010, the increase in U.S. AVONEX revenue was due to price increases, offset by decreased commercial demand. Decreased commercial demand resulted in declines of approximately 3% and 2%, respectively, in U.S. AVONEX unit sales volume for the three and six months ended June 30, 2011, over the prior year comparative periods.

For the three and six months ended June 30, 2011, compared to the same periods in 2010, rest of world AVONEX revenue reflects losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program and prices decreases in some countries, offset by increased commercial demand and the favorable impact of foreign currency exchange rates. Increased commercial demand resulted in increases of approximately 1% and 7%, respectively, in rest of world AVONEX unit sales volume for the three and six months ended June 30, 2011, over the prior year comparative periods. Losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program for the three and six months ended June 30, 2011, totaled $15.1 million and

$22.2 million, respectively, compared to gains recognized of $15.2 million and $13.9 million, respectively, in the prior year comparative periods.

We expect AVONEX to face increasing competition in the MS marketplace in both the U.S. and rest of world. We and a number of other companies are working to develop or have already developed products to treat MS, including oral and other alternative formulations, that may compete with AVONEX now and in the future. In addition, the continued growth of TYSABRI and the commercialization of our other pipeline product candidates may negatively impact future sales of AVONEX. Increased competition may also lead to reduced unit sales of AVONEX, as well as increasing price pressure.

TYSABRI

We collaborate with Elan Pharma International, Ltd (Elan), an affiliate of Elan Corporation, plc., on the development and commercialization of TYSABRI. For additional information related to this collaboration, please read Note 19, Collaborations to our consolidated financial statements included within our 2010 Form 10-K.

Revenues from TYSABRI are summarized as follows:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

United States	$81.2	$62.1	30.8%	$154.3	$122.6	25.9%
Rest of world	200.2	157.1	27.4%	378.4	315.3	20.0%

Total TYSABRI revenues	$281.4	$219.2	28.4%	$532.8	$437.9	21.7%

For the three and six months ended June 30, 2011, compared to the same periods in 2010, the increase in U.S. TYSABRI revenue was due to increased commercial demand and price increases. Increased commercial demand resulted in increases of approximately 10% and 11%, respectively, in U.S. TYSABRI unit sales volume for the three and six months ended June 30, 2011, over the prior year comparative periods. Net sales of TYSABRI from our collaboration partner, Elan, to third-party customers in the U.S. for the three and six months ended June 30, 2011, totaled $183.0 million and $353.0 million, respectively, compared to $144.9 million and $280.1 million, respectively, in the prior year comparative periods.

For the three and six months ended June 30, 2011, compared to the same periods in 2010, the increase in rest of world TYSABRI revenue was due to increased commercial demand and the favorable impact of foreign currency exchange rates, offset by price decreases in some countries. Increased commercial demand resulted in increases of approximately 20% and 19%, respectively, in rest of world TYSABRI unit sales volume for the three and six months ended June 30, 2011, over the prior year comparative periods. TYSABRI rest of world revenue for the three and six months ended June 30, 2011, also includes losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program totaling $3.4 million and $4.6 million, respectively, compared to gains recognized of $4.5 million and $6.0 million, respectively, in the prior year comparative periods.

In April 2011, the U.S. Food and Drug Administration (FDA) approved changes to the U.S. TYSABRI label to include a table summarizing the estimated incidence of progressive multifocal leukoencephalopathy (PML), a serious brain infection, according to the duration of TYSABRI therapy. In June 2011, the EMA approved the renewal of TYSABRI’s marketing authorization in the E.U. TYSABRI will undergo a second renewal process in another five years.

E.U. and U.S. regulators continue to monitor and assess on an ongoing basis the criteria for confirming PML diagnosis, the number of PML cases, the incidence of PML in TYSABRI patients, the risk factors for PML, and TYSABRI’s benefit-risk profile, which could result in further modifications to the respective labels or other restrictions on TYSABRI treatment. Safety warnings included in the TYSABRI label, and any future safety-related label changes, may limit the growth of TYSABRI unit sales. We continue to research and develop protocols and therapies that may reduce risk and improve outcomes of PML in patients. For example, we have initiated two clinical studies in the U.S., known as STRATIFY-1 and STRATIFY-2, that collectively are intended to define the prevalence of serum JC virus antibody in patients with relapsing MS receiving or considering treatment with TYSABRI and the stratification of patients into lower or higher risk for developing PML based on antibody status. In June 2011, the EMA approved changes to the product label for TYSABRI in the E.U. to include anti-JC virus antibody status as a third risk factor to help stratify the risk of PML. Prior immunosuppressant therapy and TYSABRI treatment duration are two established risk factors already included in the product labeling. In addition, our JC virus assay became commercially available broadly in the E.U. in May 2011. We are pursuing regulatory approval of our JC virus assay in the U.S. and expect it will be available broadly in the U.S. later this year.

Our efforts to stratify patients into lower or higher risk for developing PML, and other ongoing or future clinical trials involving TYSABRI may have a negative impact on prescribing behavior in at least the short term, which may result in decreased product revenues from sales of TYSABRI. We also expect TYSABRI to face increasing competition in the MS marketplace in both the U.S. and rest of world. We and a number of other companies are working to develop or have already developed products to treat MS, including oral and other alternative formulations, that may compete with TYSABRI now and in the future. In addition, the commercialization of our other pipeline product candidates may negatively impact future sales of TYSABRI. Increased competition may also lead to reduced unit sales of TYSABRI, as well as increasing price pressure.

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

Revenues from unconsolidated joint business are summarized as follows:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Biogen Idec’s share of co-promotion profits in the U.S.	$189.6	$228.1	(16.9)%	$411.5	$428.4	(3.9)%
Reimbursement of selling and development expenses in the U.S.	1.8	17.6	(89.8)%	4.5	33.8	(86.7)%
Revenue on sales of RITUXAN in the rest of world	25.1	60.7	(58.6)%	56.6	99.1	(42.9)%

Total unconsolidated joint business revenues	$216.5	$306.4	(29.3)%	$472.6	$561.3	(15.8)%

For the three and six months ended June 30, 2011, compared to the same periods in 2010, our share of RITUXAN revenues from unconsolidated joint business in the U.S. decreased primarily as a result of an accrual for estimated compensatory damages (including interest) relating to an intermediate decision by the arbitrator in Genentech’s ongoing arbitration with Hoechst GmbH. As disclosed in Note 20, Litigation to our condensed consolidated financial statements included within this report, Genentech and Hoechst have been arbitrating Hoechst’s claims under a license agreement between Hoechst’s predecessor and Genentech that was terminated in October 2008. The license agreement provided for royalty payments of 0.5% on net sales of certain products defined by the agreement. In June 2011, the arbitrator issued an intermediate decision indicating that RITUXAN is such a product and ordering Genentech to provide certain RITUXAN sales information for the period from December 15, 1998 to October 27, 2008. The arbitrator will use this information to ascertain the amount of damages to be awarded to Hoechst. On July 11, 2011, Genentech filed a Declaration of Appeal from the intermediate decision in the Court of Appeals in Paris, which is pending.

Although we are not a party to the arbitration, we expect that certain damages that may be awarded to Hoechst will be a cost charged to our collaboration with Genentech. Accordingly, we have reduced our share of RITUXAN revenue from unconsolidated joint business by approximately $50.0 million in the second quarter of 2011, as a result of this accrual. We expect the impact in subsequent quarters will be limited to adjustments necessary to reflect the difference between our estimate and the damages attributable to our collaboration or a successful challenge by Genentech of the arbitrator’s decision.

Biogen Idec’s Share of Co-Promotion Profits in the U.S.

The following table provides a summary of amounts comprising our share of co-promotion profits in the U.S.:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Product revenues, net	$748.8	$707.1	5.9%	$1,470.7	$1,393.8	5.5%
Cost and expenses	275.5	136.8	101.4%	430.2	310.2	38.7%

Co-promotion profits in the U.S.	$473.3	$570.3	(17.0)%	$1,040.5	$1,083.6	(4.0)%

Biogen Idec’s share of co-promotion profits in the U.S.	$189.6	$228.1	(16.9)%	$411.5	$428.4	(3.9)%

For the three and six months ended June 30, 2011, compared to the same periods in 2010, the increase in U.S. RITUXAN product revenues was primarily due to price increases and increased commercial demand. Increased commercial demand resulted in increases of approximately 3.3% and 3.6%, respectively, in U.S. RITUXAN unit sales volume for the three and six months ended June 30, 2011, over the prior year comparative periods. U.S. RITUXAN product revenues for the first six months of 2011 were also negatively impacted by an increase in reserves established for rebates and allowances related to the U.S. healthcare reform legislation enacted in March 2010.

Total collaboration cost and expenses for the three and six months ended June 30, 2011, compared to the same periods in 2010, increased primarily as a result of the accrual for estimated compensatory damages (including interest), as discussed above, relating to an intermediate decision by the arbitrator in Genentech’s ongoing arbitration with Hoechst. In addition, total collaboration cost and expenses for the three and six months ended June 30, 2011, compared to the same periods in 2010, were also negatively impacted by a new fee which became payable in 2011 by all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to qualifying U.S. government programs (such as Medicare, Medicaid and VA and PHS discount programs). We estimate that the fee assessed to Genentech on qualifying sales of RITUXAN will result in a reduction of our share of pre-tax co-promotion profits in the U.S. of approximately $15.0 million in 2011.

Under our collaboration agreement, our current pretax co-promotion profit-sharing formula, which resets annually, provides for a 40% share of co-promotion profits if co-promotion operating profits exceed $50.0 million. For 2011 and 2010, the 40% threshold was met in the first quarter.

Reimbursement of Selling and Development Expenses in the U.S.

In the fourth quarter of 2010, as part of our restructuring initiative, which is described below under the heading “Restructuring Charge,” we and Genentech made an operational decision under which we eliminated our RITUXAN oncology and rheumatology sales force, with Genentech assuming responsibility for the U.S. sales and marketing efforts related to RITUXAN. We believe that centralizing the sales force will enhance the sales effectiveness and profitability of our collaboration for the sale of RITUXAN in the U.S. As a result of this change, selling and development expense incurred by us in the U.S. and reimbursed by Genentech decreased for the three and six months ended June 30, 2011, in comparison to the same periods in 2010.

Revenue on Sales of RITUXAN in the Rest of the World

Revenue on sales of RITUXAN in the rest of world consists of our share of pretax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada. For the three and six months ended June 30, 2011, compared to the same periods in 2010, the decline in revenue on sales of RITUXAN in the rest of world was due to the expiration of royalties on a country-by-country basis in certain of our rest of world markets. In addition, revenue on sales of RITUXAN in the rest of world for the three and six months ended June 30, 2010, also reflected a cumulative underpayment of royalties owed to us on sales of RITUXAN in the rest of world totaling $21.3 million.

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

Other Revenues

Other revenues are summarized as follows:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Royalty revenues	$28.6	$30.1	(5.0)%	$54.2	$56.1	(3.4)%
Corporate partner revenues	6.9	17.0	(59.4)%	21.4	20.7	3.4%

Total other revenues	$35.5	$47.1	(24.6)%	$75.6	$76.8	(1.6)%

Royalty Revenues

We receive royalties on sales by our licensees of a number of products covered under patents we own. For the three and six months ended June 30, 2011, compared to the same periods in 2010, royalty revenues remained relatively unchanged.

Our most significant source of royalty revenue is derived from worldwide sales of ANGIOMAX by The Medicines Company (TMC). Royalty revenues related to the sales of ANGIOMAX are recognized in an amount equal to the level of net sales achieved during a calendar year multiplied by the royalty rate in effect for that tier under our agreement with TMC. The royalty rate increases based upon which tier of total net sales are earned in any calendar year. The increased royalty rate is applied retroactively to the first dollar of net sales achieved during the year. This formula has the effect of increasing the amount of royalty revenue to be recognized in later quarters and, as a result, an adjustment is recorded in the periods in which an increase in royalty rate has been achieved.

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

Corporate Partner Revenues

Corporate partner revenue for the six months ended June 30, 2011, include a one-time cash payment of approximately $11.0 million received in exchange for entering into an asset transfer agreement in March 2011, related to two research and development programs that were discontinued in connection with our Framework for Growth restructuring initiative.

Corporate partner revenue for the three and six months ended June 30, 2010, were favorably impacted by amounts earned under the terms of our 2006 contract manufacturing agreement with Astellas Pharma US, Inc. for the supply of AMEVIVE.

Provision for Discounts and Allowances

Revenues from product sales are recorded net of applicable allowances for trade term discounts, wholesaler incentives, Medicaid rebates, Veterans Administration (VA) and Public Health Service (PHS) discounts, managed care rebates, product returns, and other governmental discounts or applicable allowances. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our direct customer) or a liability (if the amount is payable to a party other than our customer). These reserves are based on estimates of the amounts earned or claimed on the related sales. Our estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends and forecasted customer buying patterns. Actual amounts may ultimately differ from our estimates. If actual results vary, we will need to adjust these estimates, which could have an effect on earnings in the periods of the adjustment. The estimates we make with respect to these allowances represent the most significant judgments with regard to revenue recognition.

Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Discounts	$23.4	$20.1	16.4%	$47.2	$39.4	19.8%
Contractual adjustments	80.0	66.4	20.5%	166.2	122.3	35.9%
Returns	4.0	1.9	110.5%	6.8	6.5	4.6%

Total allowances	$107.4	$88.4	21.5%	$220.2	$168.2	30.9%

Gross product revenues	$1,064.1	$947.6	12.3%	$2,084.0	$1,851.7	12.5%

Percent of gross product revenues	10.1%	9.3%		10.6%	9.1%

Discount reserves include trade term discounts and wholesaler incentives. For the three and six months ended June 30, 2011, compared to the same periods in 2010, the increase in discounts was primarily driven by increases in trade term discounts and wholesaler incentives as a result of price increases.

Contractual adjustment reserves relate to Medicaid and managed care rebates, VA and PHS discounts and other governmental rebates or applicable allowances. For the three and six months ended June 30, 2011, compared to the same periods in 2010, the increase in contractual adjustments was primarily due to higher reserves for managed care and Medicaid and VA programs principally associated with price increases in the U.S. and an increase in contractual rates as well as an increase in governmental rebates and allowances associated with the implementation of pricing actions in certain of the international markets in which we operate.

Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. We also accept returns from our patients for various reasons. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. For the three and six months ended June 30, 2011, compared to the same periods in 2010, return reserves were similar.

Cost and Expenses

A summary of total cost and expenses is as follows:

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Cost of sales, excluding amortization of acquired intangible assets	$100.5	$107.0	(6.1)%	$203.6	$204.0	(0.2)%
Research and development	285.6	331.7	(13.9)%	579.3	638.7	(9.3)%
Selling, general and administrative	266.3	262.3	1.5%	510.8	511.0	(0.0)%
Collaboration profit sharing	88.1	62.7	40.5%	162.8	126.2	29.0%
Amortization of acquired intangible assets	55.1	53.1	3.8%	108.4	102.0	6.3%
Acquired in-process research and development	—	—	**	—	40.0	(100.0)%
Restructuring charge	—	—	**	16.6	—	**
Fair value adjustment of contingent consideration	2.2	—	**	3.4	—	**

Total cost and expenses	$797.8	$816.8	(2.3)%	$1,584.9	$1,622.0	(2.3)%

Cost of Sales, Excluding Amortization of Acquired Intangible Assets (Cost of Sales)

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Cost of sales	$100.5	$107.0	(6.1)%	$203.6	$204.0	(0.2)%

For the three and six months ended June 30, 2011, compared to the same periods in 2010, cost of sales reflects an increase in costs resulting from increased unit sales volumes, the impact of which were offset by incremental period expenses recognized during the second quarter of 2010. Cost of sales for the three and six months ended June 30, 2010, include a $5.5 million increase in costs associated with the supply of AMEVIVE and a $6.7 million charge related to the temporary suspension of operations at our manufacturing facility in Research Triangle Park, North Carolina for capital upgrades. In addition, the sale of inventory produced under our new high-titer production process also reduced our cost of sales by $5.5 million and $10.8 million in the three and six months ended June 30, 2011, as compared the prior year comparative periods.

We expect an increase in cost of sales for the full year 2011, relative to prior year comparative periods, as a result of increased production costs and an increase in expected contract manufacturing activity in the second half of 2011, as well as due to costs associated with AVONEX PEN and the JC virus antibody assay.

Research and Development

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Research and development	$285.6	$331.7	(13.9)%	$579.3	$638.7	(9.3)%

For the three and six months ended June 30, 2011, compared to the same periods in 2010, the decrease in research and development expense reflects our efforts to reallocate resources within our research and development organization consistent with our restructuring initiative. The savings expected to be achieved in 2011, in comparison to 2010, will be offset to some degree by research and development costs associated with initiatives to grow our business.

The decrease for the three and six month comparative periods is primarily attributable to a reduction in spending related to certain programs which were terminated or are in the process of being discontinued as well as a reduction in workforce. These decreases are offset by an increase in research and development spend resulting from increased clinical trial activity for certain of our product candidates in or near registrational stage development, including among others, our dexpramipexole, Factor VIII, Factor IX, and PEGylated interferon beta-1a programs as well as an increase in spending associated with our efforts to research and develop protocols that may reduce the risk and improve outcomes of PML in patients treated with TYSABRI. Research and development expense for the three months ended June 30, 2010, also included a $30.0 milestone paid to Abbott Biotherapeutics Corp, formerly Facet Biotech, in May 2010.

We intend to continue committing significant resources on targeted research and development opportunities, where there is a significant unmet need and where the drug candidate has the potential to be highly differentiated. Specifically, we intend to make significant investments during 2011 in the advancement of BG-12 and our Factor VIII and Factor IX hemophilia programs. We also intend in 2011 to invest in bringing forward our MS pipeline and in pursuing therapies for other neurodegenerative diseases.

Milestone Payments

In March 2011, we dosed the first patient in a registrational study for dexpramipexole, in development for amyotrophic lateral sclerosis (ALS). The achievement of this milestone resulted in a $10.0 million payment due to Knopp Neurosciences, Inc. (Knopp). As we consolidate Knopp, we recognized this payment as a charge to noncontrolling interests in the first quarter of 2011.

In April 2011, we submitted an Investigational New Drug application for BIIB037 (human anti-Amyloid β mAb) a beta-amyloid removal therapy, which triggered a $15.0 million milestone payment due to Neurimmune SubOne AG (Neurimmune). BIIB037 is being developed for the treatment of Alzheimer’s disease. As we consolidate Neurimmune, we recognized this payment as a charge to noncontrolling interests in the second quarter of 2011.

In July 2011, the European Commission (EC) granted a conditional marketing authorisation for FAMPYRA in the E.U., which triggered a $25.0 million milestone payment payable to Acorda Therapeutics, Inc. (Acorda). FAMPYRA, is an oral compound indicated as a treatment to improve walking ability in people with MS. We will capitalize this milestone payment as an intangible asset in the third quarter of 2011.

Selling, General and Administrative

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Selling, general and administrative	$266.3	$262.3	1.5%	$510.8	$511.0	(0.0)%

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal and other administrative personnel, outside marketing and legal expenses and other general and administrative costs.

For the three and six months ended June 30, 2011, compared to the same periods in 2010, selling, general and administrative expenses reflect savings realized through our restructuring initiatives, which are described below under the heading “Restructuring Charge,” offset to some degree by costs associated with initiatives to grow our business, the negative impact of foreign currency exchange rates and increased sales and marketing activities in support of AVONEX and TYSABRI. Included within selling, general and administrative expenses for the three and six months ended June 30, 2010, are incremental charges of $8.0 million and $18.6 million, respectively, which were recognized in relation to the modification of equity based compensation in accordance with the transition agreement entered into with James C. Mullen, who retired as our President and Chief Executive Officer on June 8, 2010.

Collaboration Profit Sharing

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Collaboration profit sharing	$88.1	$62.7	40.5%	$162.8	$126.2	29.0%

For the three and six months ended June 30, 2011, compared to the same periods in 2010, the increase in collaboration profit sharing expense was due to the continued increase in TYSABRI rest of world sales resulting in higher rest of world net operating profits to be shared with Elan and resulting in growth in the third-party royalties Elan paid on behalf of the collaboration. For the three and six months ended June 30, 2011, our collaboration profit sharing expense included $15.2 million and $28.2 million, respectively, related to the reimbursement of third-party royalty payments made by Elan as compared to $11.1 million and $22.5 million, respectively, in the prior year comparative periods. For additional information related to this collaboration, please read Note 19, Collaborations to our consolidated financial statements included within our 2010 Form 10-K.

Amortization of Acquired Intangible Assets

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Amortization of acquired intangible assets	$55.1	$53.1	3.8%	$108.4	$102.0	6.3%

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

We monitor events and expectations on product performance. If there are any indications that the assumptions underlying our most recent analysis would be different than those utilized within our current estimates, our analysis would be updated and may result in a significant change in the anticipated lifetime revenue of AVONEX determined during our most recent annual review. For example, the occurrence of an adverse event, such as the invalidation of our AVONEX ‘755 Patent issued in September 2009, could substantially increase the amount of amortization expense associated with our acquired intangible assets as compared to previous periods or our current expectations, which may result in a significant negative impact on our future results of operations.

Acquired In-Process Research and Development (IPR&D)

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Acquired in-process research and development	$—	$—	**	$—	$40.0	(100.0)%

In connection with our acquisition of Biogen Idec Hemophilia Inc., formerly Syntonix Pharmaceuticals, Inc. (Syntonix), in January 2007, we agreed to make additional payments based upon the achievement of certain milestone events. One of these milestones was achieved when, in January 2010, we initiated patient enrollment in a registrational trial of Factor IX in hemophilia B. As a result of the achievement of this milestone we paid approximately $40.0 million to the former shareholders of Syntonix, which was reflected as a charge to acquired IPR&D within our condensed consolidated statement of income for the six months ended June 30, 2010.

Restructuring Charge

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Restructuring charge	$—	$—	**	$16.6	$—	**

In November 2010, we announced a number of strategic, operational, and organizational initiatives designed to provide a framework for the future growth of our business and realign our overall structure to become a more efficient and cost effective organization. As part of this initiative:

•	We have out-licensed, terminated or are in the process of discontinuing certain research and development programs, including those in oncology and cardiovascular medicine that are no longer a strategic fit for us.

•	We have completed a 13% reduction in workforce spanning our sales, research and development, and administrative functions.

•	As of June 30, 2011, we have vacated the San Diego, California facility and consolidated certain of our Massachusetts facilities. For a more detailed description of transactions affecting our facilities, please read Note 11, Property, Plant and Equipment to our condensed consolidated financial statements included within this report.

We expect to fully realize annual operating expense savings of approximately $300.0 million beginning in the second half of 2011 as result of these initiatives. The substantial majority of the savings will be realized within research and development and selling, general and administrative expense. These expected savings will be offset to some degree by costs associated with initiatives to grow our business.

Based upon our most recent estimates, we expect to incur total restructuring charges of approximately $100.0 million associated with the implementation of these initiatives, which we expect will be substantially incurred and paid by the end of 2011. Costs associated with our workforce reduction primarily relate to employee severance and benefits. Facility consolidation costs are primarily comprised of charges associated with closing these facilities, related lease obligations and additional depreciation recognized when the expected useful lives of certain assets have been shortened due to the consolidation and closing of related facilities and the discontinuation of certain research and development programs. We incurred $16.6 million of these charges in the six months ended June 30, 2011 and $75.2 million of these charges in the fourth quarter of 2010.

For the three and six months ended June 30, 2011, we recognized restructuring charges of $1.5 million and $6.0 million, respectively, in relation to the consolidation of our facilities inclusive of amounts related to additional depreciation. For the six months ended June 30, 2011, we recognized net restructuring charges of $10.5 million in relation to our workforce reduction initiatives. Restructuring charges related to workforce reduction for the three months ended June 30, 2011 reflect $2.7 million of expense offset by net adjustments of $4.4 million, which primarily resulted from revisions to our previous estimates for health and welfare benefit costs for terminated employees.

The following table summarizes the activity of our restructuring liability:

	Workforce	Facility
(In millions)	Reduction	Consolidation	Total

Restructuring reserve as of December 31, 2010	$60.6	$5.8	$66.4
Expense	12.1	2.4	14.5
(Payments) receipts, net	(73.8)	(2.0)	(75.8)
Adjustments to previous estimates, net	(1.6)	—	(1.6)
Other adjustments	8.6	(3.2)	5.4

Restructuring reserve as of June 30, 2011	$5.9	$3.0	$8.9

Fair Value Adjustment of Contingent Consideration

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Fair value adjustment of contingent consideration	$2.2	$—	**	$3.4	$—	**

In December 2010, we acquired 100% of the stock of Panima Pharmaceuticals AG (Panima), an affiliate of Neurimmune AG. The purchase price was comprised of a $32.5 million cash payment, plus up to $395.0 million in contingent cash consideration payable upon the achievement of development milestones. Upon acquisition, we recorded a liability of $81.2 million representing the acquisition date fair value of the contingent consideration. Subsequent changes in the fair value of this obligation are recognized as adjustments to contingent consideration within our consolidated statement of income.

As of June 30, 2011, the fair value of the total contingent consideration obligation was $84.6 million. In addition, we recorded contingent consideration expense of $2.2 million and $3.4 million, respectively, for the three and six months ended June 30, 2011, reflecting the change in the fair value of this obligation. The change in fair value of this obligation for both the three and six month periods was primarily due to changes in the discount rate and in the expected timing related to the achievement of certain developmental milestones.

Other Income (Expense), Net

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Interest income	$4.3	$6.7	(35.8)%	$8.0	$15.6	(48.7)%
Interest expense	(8.4)	(9.0)	(6.7)%	(17.6)	(17.3)	1.7%
Impairments of investments	(5.5)	(1.2)	358.3%	(6.8)	(17.0)	(60.0)%
Foreign exchange gains (losses), net	(0.6)	(0.7)	(14.3)%	(1.0)	0.3	(433.3)%
Gain (loss) on sales of investments, net	0.2	6.3	(96.8)%	15.5	11.3	37.2%
Other, net	(1.7)	(1.1)	(54.5)%	0.1	(0.3)	133.3%

Total other income (expense), net	$(11.7)	$1.0	(1270.0)%	$(1.8)	$(7.4)	(75.7)%

Interest Income

For the three and six months ended June 30, 2011, compared to the same periods in 2010, interest income decreased primarily due to lower yields on cash, cash equivalents and marketable securities.

Interest Expense

For the three and six months ended June 30, 2011, compared to the same periods in 2010, interest expense remained relatively unchanged.

For the three and six months ended June 30, 2011, we capitalized interest costs related to construction in progress totaling approximately $8.3 million, and $15.9 million, respectively, which reduced our interest expense by the same amount. We capitalized $6.9 million and $14.7 million, respectively, in the prior year comparative periods. Capitalized interest costs are primarily related to the development of our large-scale biologic manufacturing facility in Hillerød, Denmark.

Based on our current manufacturing utilization strategy, we plan to begin manufacturing product in 2012, upon completion of the facility’s process validation activities.

Impairment on Investments

For the three and six months ended June 30, 2011, we recognized $5.5 million and $6.8 million, respectively, in charges for the impairment of our investments in venture capital funds and investments in privately-held companies. No impairments were recognized in relation to our publicly-held strategic investments.

For the three and six months ended June 30, 2010, we recognized $1.2 million and $17.0 million, respectively, in charges for the impairment of our publicly-held strategic investments, investments in venture capital funds and investments in privately-held companies.

Gain on Sale of Investments, net

For the three and six months ended June 30, 2011, we realized net gains of $0.2 million and $15.5 million, respectively, on the sale of investments. Included within the net gains realized in the six months ended June 30, 2011 is a gain of $13.8 million on the sale of stock from our strategic investment portfolio that was deemed to be no longer strategic.

Income Tax Provision

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Effective tax rate on pre-tax income	23.8%	25.8%	(7.8)%	25.7%	25.7%	0.0%
Income tax expense	$95.0	$102.2	(7.0)%	$212.5	$177.6	19.7%

Our effective tax rate fluctuates from year to year due to the global nature of our operations. The factors that most significantly impact our effective tax rate include variability in the allocation of our taxable earnings between multiple jurisdictions, changes in tax laws, acquisitions and licensing transactions.

The decrease in our tax rate for the three and six months ended June 30, 2011, compared to the same periods in 2010, was primarily due to an increase in research and development expenditures eligible for the orphan drug credit and a lower effective state tax rate resulting from a change in state law, offset by a higher percentage of our 2011 profits being earned in higher tax rate jurisdictions, principally the U.S. In addition, our effective tax rate was favorably impacted by the settlement of an outstanding IRS audit matter in the first quarter of 2011.

For a detailed income tax rate reconciliation for the three and six months ended June 30, 2011 and 2010, please read Note 16, Income Taxes to our condensed consolidated financial statements included within this report.

Noncontrolling Interests

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(In millions)	2011	2010	Change %	2011	2010	Change %

Net income attributable to noncontrolling interests, net of tax	$16.0	$1.2	1,233.3%	$30.5	$3.8	702.6%

For the three and six months ended June 30, 2011, compared to the same periods in 2010, the change in net income attributable to noncontrolling interests primarily resulted from the attribution of a $15.0 million milestone payment due Neurimmune offset by the attribution of earnings from our foreign joint ventures, which were relatively consistent in each period. Net income attributable to noncontrolling interests for the six months ended June 30, 2011, also included the attribution of a $10.0 million payment due to Knopp upon the achievement of a milestone in the first quarter 2011.

New Cambridge Leases

In July 2011, we executed leases for two office buildings to be built in Cambridge, Massachusetts. We expect construction to begin in late 2011, with a planned occupancy during the second half of 2013. These buildings, totaling approximately 500,000 square feet, will serve as the future location of our corporate headquarters and commercial operations. These buildings will also provide additional general and administrative and research and development office space. The leases both have 15 year terms and we have options to extend the term of each lease for two additional five-year terms. Future minimum rental commitments under these leases will total approximately $340.0 million over the initial 15 year lease terms. In addition to rent, the leases require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

As a result of our decision to relocate our corporate headquarters and centralize our campus in Cambridge, Massachusetts, we expect to vacate our Weston, Massachusetts facility upon completion of the new buildings. Based upon our most recent estimates, we expect to incur a charge of approximately $35.0 million upon vacating this facility. This amount represents our remaining Weston lease obligation, net of our estimate of sublease income expected to be recovered. In addition, this decision has also resulted in a change in the expected useful lives of certain leasehold improvements and other assets, which have been shortened due to our anticipated departure from this facility and will result in approximately $25.0 million of additional depreciation that will be realized ratably through the date upon which we expect to vacate the Weston facility.

Market Risk

We conduct business globally. As a result, our international operations are subject to certain opportunities and risks which may affect our results of operations, including volatility in foreign currency exchange rates or weak economic conditions in the foreign markets in which we operate.

Foreign Currency Exchange Risk

Our results of operations are subject to foreign currency exchange rate fluctuations due to the global nature of our operations. While the financial results of our global activities are reported in U.S. dollars, the functional currency for most of our foreign subsidiaries is their respective local currency. Fluctuations in the foreign currency exchange rates of the countries in which we do business will affect our operating results, often in ways that are difficult to predict. For example, when the U.S. dollar strengthens against foreign currencies, the relative value of sales made in the respective foreign currencies decreases, conversely, when the U.S. dollar weakens against foreign currencies, the relative amount of such sales in U.S. dollars increases.

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

Credit Risk

We are subject to credit risk from our accounts receivable related to our product sales. The majority of our accounts receivable arise from product sales in the U.S. and Europe with concentrations of credit risk limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different geographic areas. Our accounts receivable are primarily due from wholesale distributors, large pharmaceutical companies, public hospitals and other government entities. We monitor the financial performance and credit worthiness of our large customers so that we can properly assess and respond to changes in their credit profile. We operate in certain countries where the economic conditions continue to present significant challenges. We continue to monitor these conditions, including the volatility associated with international economies and associated impacts on the relevant financial markets and our business. Our historical write-offs of accounts receivable have not been significant.

Within the European Union, our product sales in Italy, Spain, and Portugal continue to be subject to significant payment delays due to government funding and reimbursement practices. The credit and economic conditions within these countries have deteriorated. These conditions have increased, and may continue to increase, the average length of time that it takes to collect on our accounts receivable outstanding in these countries. As of June 30, 2011, our accounts receivable balances in Italy, Spain and Portugal totaled $277.5 million.

Our net accounts receivable balances from product sales in these countries are summarized as follows:

	As of June 30, 2011
	Balance Included	Balance Included
	within Accounts	within Investments
(In millions)	Receivable, Net	and Other Assets	Total

Italy	$116.5	$11.3	$127.8
Spain	$81.7	$36.7	$118.4
Portugal	$23.9	$7.4	$31.3

	As of December 31, 2010
	Balance Included	Balance Included
	within Accounts	within Investments
(In millions)	Receivable, Net	and Other Assets	Total

Italy	$103.2	$14.8	$118.0
Spain	$70.8	$29.8	$100.6
Portugal	$17.8	$5.5	$23.3

Of the amounts included within the tables above, approximately $53.5 million and $45.0 million were outstanding for more than one year as of June 30, 2011 and December 31, 2010, respectively. Amounts included as a component of investments and other assets within our condensed consolidated balance sheets represent amounts that are expected to be collected beyond one year.

In May 2011, European Union finance ministers approved a three-year EUR78 billion rescue package for Portugal. Under the terms of the package, Portugal is required to correct its excessive deficit by 2013 and improve the efficiency and effectiveness of its health care system, including through austerity measures aimed at reducing healthcare costs. These measures include plans to standardize control procedures to reduce outstanding balances payable to drug suppliers.

Our concentrations of credit risk related to our accounts receivable from product sales in Greece to date have been limited as our receivables within this market are due from our distributor. As of June 30, 2011 and December 31, 2010, our accounts receivable balances due from this distributor totaled $10.7 million and $3.9 million, respectively. These receivables remain current and substantially in compliance with their contractual due dates. However, the majority of the sales by our distributor are to government funded hospitals and as a result our distributor maintains significant outstanding receivables with the government of Greece. In the event that Greece defaults on its debt and is unable to pay our distributor, we may be unable to collect some or all of our remaining amounts due from the distributor. In addition, the government of Greece may also require pharmaceutical creditors to accept mandatory, retroactive, price deductions in settlement of outstanding receivables and in this event we could be required to repay our distributor a portion of the amounts they have previously remitted to us. To date, we have not been required to repay such amounts to our distributor or take a discount in settlement of any outstanding receivables.

We believe that our allowance for doubtful accounts was adequate as of June 30, 2011; however, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Financial Condition and Liquidity

Our financial condition is summarized as follows:

	As of	As of
	June 30,	December 31,
(In millions, except percentages)	2011	2010	Change %

Financial assets:
Cash and cash equivalents	$697.5	$759.6	(8.2)%
Marketable securities — current	629.2	448.1	40.4%
Marketable securities — non-current	1,183.6	743.1	59.3%

Total financial assets	$2,510.3	$1,950.8	28.7%

Borrowings:
Current portion of notes payable, line of credit and other financing arrangements	$132.0	$137.2	(3.8)%
Notes payable and line of credit	1,063.0	1,066.4	(0.3)%

Total borrowings	$1,195.0	$1,203.5	(0.7)%

Working Capital:
Current assets	$2,688.6	$2,540.4	5.8%
Current liabilities	(954.3)	(1,050.1)	(9.1)%

Working capital	$1,734.3	$1,490.3	16.4%

For the six months ended June 30, 2011, certain significant cash flows were as follows:

•	$608.7 million used for net purchases of marketable securities;

•	$386.6 million used for share repurchases;

•	$285.9 million in proceeds from the issuance of stock for share-based compensation arrangements;

•	$201.5 million in total payments for income taxes;

•	$86.2 million used for purchases of property, plant and equipment; and

•	$39.8 million in proceeds received from the sale of a strategic investment.

For the six months ended June 30, 2010, certain significant cash flows were as follows:

•	$1,609.3 million used for share repurchases;

•	$1,061.3 million in net proceeds received on sales and maturities of marketable securities;

•	$141.6 million in total payments for income taxes;

•	$85.3 million used for purchases of property, plant and equipment;

•	$63.2 million in proceeds from the issuance of stock for share-based compensation arrangements;

•	$40.0 million payment made to the former shareholders of Syntonix recognized as IPR&D expense; and

•	$30.0 million milestone payment made to Facet recognized as research and development expense.

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

We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be invested indefinitely outside the U.S. Of the total cash, cash equivalents and marketable securities at June 30, 2011, approximately $1.0 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations or in connection with business development transactions outside of the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.

For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.

Preferred Stock

In March 2011, the remaining 8,221 shares of our Series A Preferred Stock were converted into 493,260 shares of common stock by the holder pursuant to the conversion terms of the Series A Preferred Stock. As of June 30, 2011, there are no shares of preferred stock issued and outstanding.

Share Repurchase Programs

In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. We expect to use this repurchase program principally to offset common stock issued under our share-based compensation plans. This repurchase program does not have an expiration date. Under this authorization, we repurchased 5.0 million shares of our common stock at a cost of $386.6 million in the first six months of 2011.

In April 2010, our Board of Directors authorized the repurchase of up to $1.5 billion of our common stock, with the objective of reducing shares outstanding and returning excess cash to shareholders. This repurchase program was completed during the third quarter of 2010. As of June 30, 2010, we repurchased approximately 20.8 million shares of our common stock at a cost of $1.0 billion were repurchased under this authorization, all of which were retired.

In October 2009, our Board of Directors authorized the repurchase of up to $1.0 billion of our common stock with the objective of reducing shares outstanding. This repurchase program was completed in the first quarter of 2010. In the first quarter of 2010, approximately 10.5 million shares of our common stock were repurchased for approximately $577.6 million under this authorization. All shares repurchased under this program were retired.

Cash, Cash Equivalents and Marketable Securities

Until required for another use in our business, we invest our cash reserves in bank deposits, certificates of deposit, commercial paper, corporate notes, U.S. and foreign government instruments and other interest bearing marketable debt instruments in accordance with our investment policy. We mitigate credit risk in our cash reserves and marketable securities by maintaining a well-diversified portfolio that limits the amount of investment exposure as to institution, maturity, and investment type. The value of our investments, however, may be adversely affected by increases in interest rates, downgrades in the credit rating of the corporate bonds included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, and by other factors which may result in declines in the value of the investments. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio if the declines are other-than-temporary or sell investments for less than our acquisition cost which could adversely impact our financial position and our overall liquidity. For a summary of the fair value and valuation methods of our marketable securities please read Note 8, Fair Value Measurements to our condensed consolidated financial statements included within this report.

The increase in cash, cash equivalents and marketable securities from December 31, 2010, is primarily due to cash flows provided by operations, proceeds from the issuance of stock for share-based compensation arrangements, and proceeds received from the sale of a strategic investment offset by net purchases of marketable securities, share repurchases, tax payments, and purchases of property, plant and equipment.

Borrowings

There have been no significant changes in our borrowings since December 31, 2010.

We have a $360.0 million senior unsecured revolving credit facility, which we may choose to use for future working capital and general corporate purposes. The terms of this revolving credit facility include various covenants, including financial covenants that require us to not exceed a maximum leverage ratio and, under certain circumstances, an interest coverage ratio. This facility terminates in June 2012. No borrowings have ever been made under this credit facility and as of June 30, 2011 and December 31, 2010 we were in compliance with all applicable covenants.

For a summary of the fair and carrying value of our outstanding borrowings as of June 30, 2011 and December 31, 2010, please read Note 8, Fair Value Measurements to our condensed consolidated financial statements included within this report.

Working Capital

We define working capital as current assets less current liabilities. The increase in working capital from December 31, 2010, primarily reflects the overall net increase in total current assets of $148.2 million and overall net decrease in total current liabilities of $95.8 million.

The increase in total current assets was primarily due to the increase in marketable securities. The reduction in total current liabilities primarily reflects the decrease in taxes payable.

Cash Flows

The following table summarizes our cash flow activity:

	For the Six Months
	Ended June,
(In millions, except percentages)	2011	2010	Change %

Net cash flows provided by operating activities	$683.2	$765.4	(10.7)%
Net cash flows used in investing activities	$(673.6)	$933.7	172.1%
Net cash flows used in financing activities	$(77.9)	$(1,549.6)	(95.0)%

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

The decrease in cash provided by operating activities for the six months ended June 30, 2011, compared to the same period in 2010, was primarily driven by lower accrued expense balances, higher tax payments and inventory balances as well as the reduction in our share of RITUXAN revenues from unconsolidated joint business, offset by an increase in net income primarily resulting from increased product revenues.

Investing Activities

For the six months ended June 30, 2011, compared to the same period in the prior year, the decrease in net cash flows provided by investing activities is primarily due to net purchases of marketable securities totaling $608.7 million during the six months ended June 30, 2011, compared to net proceeds received from sales and maturities of marketable securities of $1,061.3 million in the prior year comparative period.

Financing Activities

The decrease in net cash flows used in financing activities is due principally to decreases in the amounts of our common stock we repurchased compared to the same period in 2010. For the six months ended June 30, 2011, we repurchased 5.0 million shares of our common stock for approximately $386.6 million compared to 31.3 million shares for approximately $1.6 billion for the six months ended June 30, 2010.

Cash used in financing activities also includes activity under our employee stock plans. We received $285.9 million during the first six months of 2011, compared to $63.2 million during the first six months of 2010, related to stock option exercises and stock issuances under our employee stock purchase plan.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our contractual obligations primarily consist of our obligations under non-cancellable leases, our notes payable and line of credit and other purchase obligations, excluding amounts related to our financing arrangement related to the San Diego facility, uncertain tax positions and amounts payable to tax authorities, funding commitments, contingent milestone payments, contingent consideration, and other off-balance sheet arrangements as described below. Other than the recently signed Cambridge lease agreements discussed below, there have been no other significant changes in our contractual obligations since December 31, 2010.

New Cambridge Leases

In July 2011, we executed leases for two office buildings to be built in Cambridge, Massachusetts. We expect construction to begin in late 2011, with a planned occupancy during the second half of 2013. These buildings, totaling approximately 500,000 square feet, will serve as the future location of our corporate headquarters and commercial operations. These buildings will also provide additional general and administrative and research and development office space. The leases both have 15 year terms and we have options to extend the term of each lease for two additional five-year terms. Future minimum rental commitments under these leases will total approximately $340.0 million over the initial 15 year lease terms. In addition to rent, the leases require us to pay additional amounts for taxes, insurance, maintenance and other operating expenses.

Financing Arrangement

As described in Note 11 Property, Plant & Equipment to our condensed consolidated financial statements included within this report, on October 1, 2010, we sold the San Diego facility and agreed to lease back the facility for a period of 15 months. We have accounted for these transactions as a financing arrangement and recorded an obligation of $127.0 million on that date. As of June 30, 2011, our remaining obligation was $124.5 million, which is reflected as a component of current portion of notes payable, line of credit and other financing arrangements within our condensed consolidated balance sheet.

We entered into an agreement in the first quarter of 2011 to terminate our 15 month lease of the San Diego facility on August 31, 2011 and will have no continuing involvement or remaining obligation after that date. Once the lease arrangement has concluded we will account for the San Diego facility as a sale of property. We do not expect to recognize a significant gain or loss on the sale at that time. We are scheduled to incur debt service payments and interest totaling approximately $6.9 million over the term of the revised leaseback period.

Tax Related Obligations

We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of June 30, 2011, we have approximately $59.3 million of liabilities associated with uncertain tax positions. During the second quarter of 2011, we paid $26.4 million related to a settlement agreement with the IRS.

Other Funding Commitments

As of June 30, 2011, we have funding commitments of up to approximately $17.6 million as part of our investment in biotechnology oriented venture capital investments.

As of June 30, 2011, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of $21.3 million on our condensed consolidated balance sheet for expenditures incurred by CROs as of June 30, 2011. We have approximately $320.0 million in cancellable future commitments based on existing CRO contracts as of June 30, 2011, which are not included in the contractual obligations discussed above because of our termination rights.

Contingent Milestone Payments

Based on our development plans as of June 30, 2011, we have committed to make potential future milestone payments to third parties of up to approximately $1.4 billion as part of our various collaborations, including licensing and development programs. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of June 30, 2011, such contingencies have not been recorded in our financial statements.

We anticipate that we may pay approximately $30.0 million of additional milestone payments during the remainder of 2011, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.

Contingent Consideration

In connection with our acquisitions of Panima Pharmaceuticals AG, Biogen Idec Hemophilia, Inc., and Fumapharm AG, we agreed to make additional payments based upon the achievement of certain milestone events. Amounts related to contingent consideration obligations are not considered contractual obligations as they generally become due and payable only when a contingency is satisfied. These milestones may not be achieved.

We completed our acquisition of Panima Pharmaceuticals AG (Panima), in December 2010. The purchase price for Panima included contingent consideration in the form of developmental milestones up to $395.0 million in cash. For additional information related to our acquisition of Panima, please read Note 2, Acquisitions to our condensed consolidated financial statements included within this report.

In connection with our acquisition of Biogen Idec Hemophilia Inc. (BIH), formerly Syntonix Pharmaceuticals, Inc. (Syntonix), in January 2007, we agreed to pay up to an additional $80.0 million if certain milestone events associated with the development of BIH’s lead product, long-lasting recombinant Factor IX are achieved. The first $40.0 million contingent payment was achieved in the first quarter of 2010. An additional $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, the FDA grants approval of a Biologic License Application for Factor IX. A second $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, a marketing authorization is granted by the EMA for Factor IX.

In 2006, we acquired Fumapharm AG. As part of this acquisition we acquired FUMADERM and BG-12 (Fumapharm Products). We paid $220.0 million upon closing of the transaction and will pay an additional $15.0 million if a Fumapharm Product is approved for MS in the U.S. or E.U. We may also make additional milestone payments based on sales of Fumapharm Products in any indication. These milestone payments are considered contingent consideration and are described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

Legal Matters

For a discussion of legal matters as of June 30, 2011, please read Note 20, Litigation to our condensed consolidated financial statements included within this report.

New Accounting Standards

For a discussion of new accounting standards please read Note 22, New Accounting Pronouncements to our condensed consolidated financial statements included within this report.

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

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2010 Form 10-K. There have been no material changes in the first six months of 2011 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Control over Financial Reporting

Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of June 30, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

Please refer to Note 20, Litigation to our condensed consolidated financial statements included within this report, which is incorporated into this item by reference.

Item 1A.	Risk Factors

We are substantially dependent on revenues from our three principal products.

Our current and future revenues depend upon continued sales of our three principal products, AVONEX, RITUXAN and TYSABRI, which represented substantially all of our total revenues during the first half of 2011. Although we have developed and continue to develop additional products for commercial introduction, we may be substantially dependent on sales from these three products for many years. Any negative developments relating to any of these products, such as safety or efficacy issues, the introduction or greater acceptance of competing products, including biosimilars, or adverse regulatory or legislative developments, may reduce our revenues and adversely affect our results of operations. Our competitors are introducing products for use in multiple sclerosis and if they have a similar or more attractive profile in terms of efficacy, convenience or safety, future sales of AVONEX and TYSABRI could be limited.

TYSABRI’s sales growth is important to our success.

We expect that our revenue growth over the next several years will be dependent in part upon sales of TYSABRI. If we are not successful in growing sales of TYSABRI, our future business plans, revenue growth and results of operations may be adversely affected.

TYSABRI’s sales growth cannot be certain given the significant restrictions on use and the significant safety warnings in the label, including the risk of developing progressive multifocal leukoencephalopathy

(PML), a serious brain infection. The risk of developing PML increases with prior immunosuppressant use, which may cause patients who have previously received immunosuppressants or their physicians to refrain from using or prescribing TYSABRI. The risk of developing PML also increases with longer treatment duration, with limited experience beyond four years. This may cause prescribing physicians or patients to suspend treatment with TYSABRI. Increased incidences of PML could limit sales growth, prompt regulatory review, require significant changes to the label or result in market withdrawal. Additional regulatory restrictions on the use of TYSABRI or safety-related label changes, including enhanced risk management programs, whether as a result of additional cases of PML, changes to the criteria for confirming PML diagnosis or otherwise, may significantly reduce expected revenues and require significant expense and management time to address the associated legal and regulatory issues. In addition, ongoing efforts at stratifying patients into groups with lower or higher risk for developing PML, including through the availability of a JC virus antibody assay, may have an adverse impact on prescribing behavior and reduce sales of TYSABRI. The potential utility of the JC virus antibody assay as a risk stratification tool may be diminished as a result of both the assay’s false negative rate as well as the possibility that a patient who initially tests negative for the JC virus antibody may acquire the JC virus after testing.

If we fail to compete effectively, our business and market position would suffer.

The biotechnology and pharmaceutical industry is intensely competitive. We compete in the marketing and sale of our products, the development of new products and processes, the acquisition of rights to new products with commercial potential and the hiring and retention of personnel. We compete with biotechnology and pharmaceutical companies that have a greater number of products on the market and in the product pipeline, greater financial and other resources and other technological or competitive advantages. One or more of our competitors may benefit from significantly greater sales and marketing capabilities, may develop products that are accepted more widely than ours and may receive patent protection that dominates, blocks or adversely affects our product development or business. In addition, healthcare reform legislation enacted in the U.S. in 2010 has created a pathway for the U.S. Food and Drug Administration (FDA) to approve biosimilars, which could compete on price and differentiation with products that we now or could in the future market. The introduction by our competitors of more efficacious, safer, cheaper, or more convenient alternatives to our products could reduce our revenues and the value of our product development efforts.

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

Our ability to successfully commercialize a product candidate that receives marketing approval depends on a number of factors, including the medical community’s acceptance of the product, the effectiveness of our sales force and marketing efforts, the size of the patient population and our ability to identify new patients, pricing and the extent of reimbursement from third party payors, the availability or introduction of competing treatments that are deemed more effective, safer, more convenient, or less expensive, manufacturing the product in a timely and cost-effective manner, and compliance with complex regulatory requirements.

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

Sales of our products are dependent, in large part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other organizations. Changes in government regulations or private third-party payors’ reimbursement policies may reduce reimbursement for our products and adversely affect our future results. The U.S. Congress enacted legislation in 2010 that imposes health care cost containment measures and we expect that federal and state legislatures and third-party payors will continue to focus on containing the cost of health care in the future.

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

Collaborations between companies on products or programs are a common business practice in the biotechnology industry. Out-licensing typically allows a partner to collect upfront payments and future milestone payments, share the costs of clinical development and risk of failure at various points, and access sales and marketing infrastructure and expertise in exchange for certain financial rights to the product or program going to the in-licensing partner. In addition, the obligation of in-licensees to pay royalties or share profits generally terminates upon expiration of the related patents. We have a number of collaborators and partners, and have both in-licensed and out-licensed several products and programs. These collaborations are subject to several risks:

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

Our product pipeline includes several small molecule drug candidates. We expect to rely on third party manufacturers to supply substantially all of our clinical and commercial requirements for small molecules. If these manufacturers fail to deliver sufficient quantities of such drug candidates in a timely and cost-effective manner, it could adversely affect our small molecule drug discovery and commercialization efforts.

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

Due to the unique manner in which our products are manufactured, we rely on single source providers of several raw materials and manufacturing supplies. We make efforts to qualify new vendors and to develop contingency plans so that production is not impacted by short-term issues associated with single source providers. Nonetheless, our business could be materially impacted by long-term or chronic issues associated with single source providers.

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

As of June 30, 2011, we had $1.2 billion of outstanding indebtedness, and we may incur additional debt in the future. Our level of indebtedness could adversely affect our business by, among other things:

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

Entities affiliated with Carl Icahn commenced proxy contests in 2008, 2009 and 2010, resulting in three of their director nominees being elected to our Board of Directors. In addition, recent SEC rulemaking gives certain shareholders or groups of shareholders the ability to include director nominees and proposals relating to a shareholder nomination process in company proxy materials. As a result, we may face an increase in the number of shareholder nominees for election to our Board of Directors. In addition, our directors are elected annually, which may increase our vulnerability to hostile and potentially abusive takeover tactics.

Future proxy contests could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. If there is disagreement among our directors, that may create uncertainty regarding the direction of our business and could impair our ability to effectively execute our strategic plan.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes our common stock repurchase activity during the second quarter of 2011:

			Total Number of	Maximum Number
			Shares Purchased	of Shares That
	Total Number of	Average Price	as Part of Publicly	May Yet Be Purchased
	Shares Purchased	Paid per Share	Announced Programs	Under Our Programs
Period	(#)	($)	(#)	(#)

2011 Repurchase Program
April 2011	1,259,300	78.86	1,259,300	15,943,100
May 2011	943,100	97.53	943,100	15,000,000
June 2011	—	—	—	15,000,000

Total	2,202,400	86.85

On February 11, 2011, we announced that our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. We expect to use this repurchase program principally to offset common stock issuance under our share-based compensation plans. This repurchase program does not have an expiration date. As of June 30, 2011, approximately 5.0 million shares of our common stock at a cost of approximately $386.6 million have been repurchased under this program.

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

BIOGEN IDEC INC.

/s/  Paul J. Clancy
Paul J. Clancy
Executive Vice President and
Chief Financial Officer

July 26, 2011

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1+	Amended and Restated Certificate of Incorporation, as amended.
3.2+	Second Amended and Restated Bylaws, as amended.
10.1*+	Amendment to letter regarding employment arrangement of Francesco Granata.
10.2*+	Annual Retainer Summary for Board of Directors.
10.3*+	Amendment to IDEC Pharmaceuticals Corporation 1993 Non-Employee Directors Stock Option Plan dated June 1, 2011.
10.4*+	Amendment to Biogen Idec Inc. 2006 Non-Employee Directors Equity Plan dated June 1, 2011.
10.5*	Form of indemnification agreement for directors and executive officers. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 7, 2011.
31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following materials from Biogen Idec Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

+	Filed herewith

++	Furnished herewith

*	Management contract or compensatory plan or arrangement.