Form 10-Q
period 2011-09-30
BIOGEN IDEC INC.
filed 2011-10-28
CIK 875045

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

The number of shares of the issuer’s Common Stock, $0.0005 par value, outstanding as of October 25, 2011, was 242,917,349 shares.

BIOGEN IDEC INC.

FORM 10-Q — Quarterly Report
For the Quarterly Period Ended September 30, 2011

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Condensed Consolidated Statements of Income — For the Three and Nine Months Ended September 30, 2011 and 2010	4
	Condensed Consolidated Balance Sheets — As of September 30, 2011 and December 31, 2010	5
	Condensed Consolidated Statements of Cash Flows — For the Nine Months Ended September 30, 2011 and 2010	6
	Notes to Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	63
Item 4.	Controls and Procedures	63

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	64
Item 1A.	Risk Factors	64
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 6.	Exhibits	74
Signatures		75
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
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

NOTE REGARDING FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements that are based on our current beliefs and expectations. These forward-looking statements may be accompanied by such words as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “may,” “plan,” “project,” “target,” “will” and other words and terms of similar meaning. Reference is made in particular to forward-looking statements regarding:

•	the anticipated amount, timing and accounting of joint business revenues, royalty revenues, milestone and other payments under licensing, collaboration or acquisition agreements, income tax contingencies, doubtful accounts, currency hedges, and amortization of intangible assets;

•	the impact of risk stratification protocols for TYSABRI;

•	the expected lifetime revenue of AVONEX and amortization recorded in relation to its core technology;

•	the development of BG-12 as well as the data and market exclusivity rights associated with the commercialization of BG-12;

•	the incidence, timing, outcome and impact of proceedings related to patents and other intellectual property rights, tax audits and assessments, product liability claims, and other legal proceedings;

•	the impact of accounting standards;

•	the costs, timing and regulatory actions related to the development and commercialization of our pipeline products and services;

•	the impact of U.S. healthcare reform, including the annual fee on prescription drug manufacturers, and other measures worldwide designed to reduce healthcare costs;

•	the impact that the deterioration of the credit and economic conditions in certain countries in Europe may have on the collection of outstanding receivables in such countries;

•	our ability to finance our operations and business initiatives and obtain funding for such activities;

•	share repurchase activity, use of cash and availability of our unrepatriated foreign earnings;

•	the financial and operational impact and timing of our restructuring initiatives;

•	the impact of centralizing the RITUXAN sales force with Genentech;

•	patent terms, patent term extensions and patent office actions;

•	the use, location, plans for, and financial impact of our manufacturing facilities, corporate headquarters and other properties; and

•	the drivers for growing our business, including our plans to pursue business development and research opportunities, and the impact of competition.

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

PART I FINANCIAL INFORMATION

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited, in thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Revenues:
Product	$975,757	$876,850	$2,839,562	$2,560,305
Unconsolidated joint business	266,471	257,981	739,054	819,281
Other	67,706	40,958	143,308	117,765

Total revenues	1,309,934	1,175,789	3,721,924	3,497,351

Cost and expenses:
Cost of sales, excluding amortization of acquired intangible assets	123,527	95,918	327,143	299,958
Research and development	301,391	319,054	880,668	957,759
Selling, general and administrative	261,398	244,160	772,217	755,147
Collaboration profit sharing	81,475	63,991	244,319	190,240
Amortization of acquired intangible assets	49,347	53,531	157,699	155,568
Acquired in-process research and development	—	205,000	—	244,976
Restructuring charge	1,803	—	18,390	—
Fair value adjustment of contingent consideration	2,500	—	5,900	—

Total cost and expenses	821,441	981,654	2,406,336	2,603,648

Income from operations	488,493	194,135	1,315,588	893,703
Other income (expense), net	(7,727)	(6,945)	(9,504)	(14,318)

Income before income tax expense	480,766	187,190	1,306,084	879,385
Income tax expense	127,104	75,011	339,608	252,564

Net income	353,662	112,179	966,476	626,821
Net income (loss) attributable to noncontrolling interests, net of tax	1,836	(141,936)	32,286	(138,174)

Net income attributable to Biogen Idec Inc.	$351,826	$254,115	$934,190	$764,995

Net income per share:
Basic earnings per share attributable to Biogen Idec Inc.	$1.45	$1.06	$3.85	$2.98

Diluted earnings per share attributable to Biogen Idec Inc.	$1.43	$1.05	$3.81	$2.95

Weighted-average shares used in calculating:
Basic earnings per share attributable to Biogen Idec Inc.	242,883	239,864	242,266	256,586

Diluted earnings per share attributable to Biogen Idec Inc.	245,366	242,313	245,140	258,906

See accompanying notes to these unaudited condensed consolidated financial statements

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except per share amounts)

	As of September 30,	As of December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$575,140	$759,598
Marketable securities	944,381	448,146
Accounts receivable, net	581,052	605,329
Due from unconsolidated joint business	231,582	222,459
Inventory	310,934	289,066
Other current assets	194,199	215,822

Total current assets	2,837,288	2,540,420
Marketable securities	1,349,359	743,101
Property, plant and equipment, net	1,572,259	1,641,634
Intangible assets, net	1,659,114	1,772,826
Goodwill	1,146,314	1,146,314
Investments and other assets	237,870	248,198

Total assets	$8,802,204	$8,092,493

LIABILITIES AND EQUITY
Current liabilities:
Current portion of notes payable, line of credit and other financing arrangements	$3,422	$137,153
Taxes payable	47,984	84,517
Accounts payable	159,197	162,529
Accrued expenses and other	674,743	665,923

Total current liabilities	885,346	1,050,122
Notes payable and line of credit	1,060,639	1,066,379
Long-term deferred tax liability	238,175	200,950
Other long-term liabilities	384,450	325,599

Total liabilities	2,568,610	2,643,050

Commitments and contingencies (Notes 2, 11, 16, 18 and 20)
Equity:
Biogen Idec Inc. shareholders’ equity:
Preferred stock, par value $0.001 per share	—	—
Common stock, par value $0.0005 per share	128	124
Additional paid-in capital	4,143,429	3,895,103
Accumulated other comprehensive income (loss)	7,571	(21,610)
Retained earnings	2,806,523	1,872,481
Treasury stock, at cost	(728,503)	(349,592)

Total Biogen Idec Inc. shareholders’ equity	6,229,148	5,396,506
Noncontrolling interests	4,446	52,937

Total equity	6,233,594	5,449,443

Total liabilities and equity	$8,802,204	$8,092,493

See accompanying notes to these unaudited condensed consolidated financial statements

BIOGEN IDEC INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	For the Nine Months
	Ended September 30,
	2011	2010

Cash flows from operating activities:
Net income	$966,476	$626,821
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization of property, plant and equipment and intangible assets	270,212	260,089
Acquired in-process research and development	—	271,376
Share-based compensation	86,625	134,594
Fair value adjustment of contingent consideration	5,900	—
Excess tax benefit from share-based compensation	(43,545)	(6,284)
Deferred income taxes	115,698	(61,244)
Write-down of inventory to net realizable value	16,863	9,918
Impairment of marketable securities, investments and other assets	5,292	19,319
Non-cash interest (income) expense, foreign exchange remeasurement loss (gain), net and other	15,377	1,124
Realized gain on sale of marketable securities and strategic investments	(15,380)	(16,113)
(Gain) loss on disposal of property, plant and equipment, net	—	1,748
Changes in operating assets and liabilities, net:
Accounts receivable	(17,334)	(72,719)
Due from unconsolidated joint business	(9,123)	(27,829)
Inventory	(35,767)	16,311
Other assets	(31,115)	(22,435)
Accrued expenses and other current liabilities	(56,737)	17,377
Other liabilities and taxes payable	(19,675)	41,564

Net cash flows provided by operating activities	1,253,767	1,193,617

Cash flows from investing activities:
Proceeds from sales and maturities of marketable securities	1,476,052	2,490,363
Purchases of marketable securities	(2,590,971)	(1,371,769)
Acquisitions	—	(39,976)
Acquisition of a variable interest entity, net	—	(84,952)
Purchases of property, plant and equipment	(137,578)	(124,220)
Proceeds from the sale of property, plant and equipment	2,155	—
Purchases of intangible assets	(44,153)	—
Purchases of other investments	(6,514)	(5,499)
Proceeds from the sale of strategic investments	40,247	—

Net cash flows (used in) provided by investing activities	(1,260,762)	863,947

Cash flows from financing activities:
Purchase of treasury stock	(386,575)	(2,077,579)
Proceeds from issuance of stock for share-based compensation arrangements	299,466	80,447
Excess tax benefit from share-based compensation	43,545	6,284
Change in cash overdraft	(3,032)	2,586
Acquisition of noncontrolling interest	(91,724)	—
Net distributions to noncontrolling interests	(24,112)	(6,401)
Repayments of borrowings	(11,460)	(16,182)
Repayments on financing arrangement for the sale of the San Diego facility	(3,161)	—

Net cash flows used in financing activities	(177,053)	(2,010,845)

Net (decrease) increase in cash and cash equivalents	(184,048)	46,719
Effect of exchange rate changes on cash and cash equivalents	(410)	(1,851)
Cash and cash equivalents, beginning of the period	759,598	581,889

Cash and cash equivalents, end of the period	$575,140	$626,757

See accompanying notes to these unaudited condensed consolidated financial statements

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Business

Overview

Biogen Idec is a global biotechnology company focused on discovering, developing, manufacturing and marketing therapies for serious diseases with a focus on neurology, immunology and hemophilia. We currently have five marketed products: AVONEX, TYSABRI, RITUXAN, FAMPYRA, and FUMADERM. Our marketed products are used for the treatment of multiple sclerosis (MS), non-Hodgkin’s lymphoma (NHL), rheumatoid arthritis (RA), Crohn’s disease, chronic lymphocytic leukemia (CLL), and psoriasis.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial statements for interim periods in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The information included in this quarterly report on Form 10-Q should be read in conjunction with our consolidated financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K). Our accounting policies are described in the “Notes to Consolidated Financial Statements” in our 2010 Form 10-K and updated, as necessary, in this Form 10-Q. The year-end condensed consolidated balance sheet data presented for comparative purposes was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full year or for any other subsequent interim period.

Consolidation

Our condensed consolidated financial statements reflect our financial statements, those of our wholly-owned subsidiaries and those of certain variable interest entities in which we are the primary beneficiary. For consolidated entities in which we own less than a 100% interest, we record net income (loss) attributable to noncontrolling interests in our consolidated statements of income equal to the percentage of the economic or ownership interest retained in such entities by the respective noncontrolling parties. All material intercompany balances and transactions have been eliminated in consolidation.

In determining whether we are the primary beneficiary of an entity, we apply a qualitative approach that determines whether we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. These considerations impact the way we account for our existing collaborative relationships and determine whether we consolidate companies or entities with which we have collaborative or other arrangements. Determination about whether an enterprise should consolidate a variable interest entity is required to be evaluated continuously as changes to existing relationships or future transactions may result in us consolidating or deconsolidating our partner(s) to collaborations and other arrangements.

On September 6, 2011, we completed the purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH, our respective sales affiliates in Italy and Switzerland, from our joint venture partners, Dompé Farmaceutici SpA and Dompé International SA, respectively. Prior to this transaction, our consolidated financial statements reflected 100% of the operations of these joint venture investments and we recorded net income (loss) attributable to noncontrolling interests in our consolidated statements of income based on the percentage of ownership interest retained by our joint venture partners as we retained the power to direct the activities which most significantly and directly impacted their economic performance. We have continued to consolidate the operations of these entities

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

following our purchase of the noncontrolling interest; however, as of September 6, 2011, we no longer allocate 50% of the earnings of these affiliates to net income (loss) attributable to noncontrolling interests as Biogen Dompé SRL and Biogen Dompé Switzerland GmbH became wholly-owned subsidiaries of the Company. For additional information related to this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements.

Use of Estimates

The preparation of our condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates, judgments, and assumptions that may affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments and methodologies, including those related to revenue recognition and related allowances, our collaborative relationships, clinical trial expenses, the consolidation of variable interest entities, the valuation of contingent consideration resulting from a business combination, the valuation of acquired intangible assets including in-process research and development, inventory, impairment and amortization of long-lived assets including intangible assets, impairments of goodwill, share-based compensation, income taxes including the valuation allowance for deferred tax assets, valuation of investments, derivatives and hedging activities, contingencies, litigation, and restructuring charges. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions.

Subsequent Events

On October 26, 2011, we entered into an exclusive, worldwide collaboration and license agreement with Portola Pharmaceuticals, Inc. (Portola) under which both companies will develop and commercialize highly selective, novel oral Syk inhibitors for the treatment of various autoimmune and inflammatory diseases, including RA and systemic lupus erythematosus. The collaboration’s lead molecule, PRT062607, is currently in Phase 1 studies.

Under the terms of the agreement, we will provide Portola with an upfront payment of $36.0 million in cash and purchase $9.0 million in Portola equity, with additional payments of up to $508.5 million based on the achievement of certain development and regulatory milestones. We will lead the global development and commercialization efforts for the Syk inhibitor program in major indications such as RA and lupus, while Portola will lead U.S. development and commercialization efforts for select smaller indications as well as discovery efforts for follow-on Syk inhibitors. Portola retains an option to co-promote alongside us in the U.S. in major indications. Worldwide costs and profits will be split by us and Portola 75% and 25%, respectively.

Completion of the transaction is subject to customary closing conditions, including antitrust clearance by the U.S. government under the Hart-Scott-Rodino Act.

2.	Acquisitions

Noncontrolling Interest in Joint Ventures

On September 6, 2011, we completed the purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH, our respective sales affiliates in Italy and Switzerland, from our joint venture partners, Dompé Farmaceutici SpA and Dompé International SA, respectively. This transaction was funded from our existing cash on hand and has been accounted for as the acquisition of a noncontrolling interest. The purchase price of these shares is comprised of cash payments

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

totaling $152.9 million plus up to $42.5 million in contingent consideration payable upon the achievement of commercial and regulatory milestones. As these amounts reflect payments to acquire a noncontrolling interest, these payments and the accrual of a liability related to the contingent consideration were recorded as a reduction in the noncontrolling interest for these entities with the remainder to additional paid in capital.

Upon acquisition, we recorded a liability of $38.8 million representing the acquisition date fair value of the contingent consideration. This amount was estimated through a valuation model that incorporates probability weighted assumptions relating to the achievement of these milestones and thus the likelihood of us making payments. Subsequent changes in the fair value of this obligation will be recognized as adjustments to contingent consideration within our consolidated statements of income. For a more detailed discussion of our valuation of this obligation, please read Note 8, Fair Value Measurements to these condensed consolidated financial statements.

In connection with our purchase of the noncontrolling interest in our joint venture investment in Biogen Dompé SRL, we entered into a credit assignment agreement with Dompé Farmaceutici SpA. Under the terms of this agreement, Dompé Farmaceutici SpA purchased all of Biogen Dompé SRL’s outstanding receivables as of June 30, 2011, adjusted for cash received through September 5, 2011, for $104.6 million. We have no retained interests in the receivables and have accounted for this transaction as a sale. The carrying value of these receivables exceeded their fair value, which was determined by management using significant inputs not observable in the market and thus represents a Level 3 fair value measurement, and accordingly we recognized a loss of $1.8 million upon their disposition.

In addition, balances outstanding under Biogen Dompé SRL’s credit line from Dompé Farmaceutici SpA, as described in Note 11, Indebtedness to our consolidated financial statements included within our 2010 Form 10-K, were repaid in September 2011.

Biogen Idec International Neuroscience GmbH

In December 2010, we acquired 100% of the stock of Biogen Idec International Neuroscience GmbH (BIN), formerly Panima Pharmaceuticals AG, an affiliate of Neurimmune AG. The purchase price was comprised of a $32.5 million cash payment plus up to $395.0 million in contingent consideration payable upon the achievement of development milestones. BIN is a business involved in the discovery of antibodies designed to treat neurological disorders. Upon acquisition, we recorded a liability of $81.2 million representing the acquisition date fair value of the contingent consideration. Subsequent changes in the fair value of this obligation are recognized as adjustments to contingent consideration within our consolidated statements of income. For a more detailed discussion of our valuation of this obligation, please read Note 8, Fair Value Measurements to these condensed consolidated financial statements. For additional information related to this transaction, please read Note 2, Acquisitions to our consolidated financial statements included within our 2010 Form 10-K.

Biogen Idec Hemophilia Inc.

In connection with our acquisition of Biogen Idec Hemophilia Inc. (BIH), formerly Syntonix Pharmaceuticals, Inc. (Syntonix), in January 2007, we agreed to make additional milestone payments associated with the development of long-lasting recombinant Factor IX, a product for the treatment of hemophilia B. In January 2010, we initiated patient enrollment in a registrational trial of Factor IX, which triggered an approximately $40.0 million milestone payment to the former shareholders of Syntonix. We recorded this payment as a charge to acquired in-process research and development within our condensed consolidated statement of income for the nine months ended September 30, 2010, in accordance with the accounting standards applicable to business combinations when we acquired BIH.

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

In November 2010, we announced a number of strategic, operational, and organizational initiatives designed to provide a framework for the future growth of our business and realign our overall structure to become a more efficient and cost effective organization. As part of this initiative:

•	We have out-licensed, terminated or are in the process of discontinuing certain research and development programs, including those in oncology and cardiovascular medicine, that are no longer a strategic fit for us.

•	We have completed a 13% reduction in workforce spanning our sales, research and development, and administrative functions.

•	We have vacated and recognized the sale of the San Diego, California facility as well as consolidated certain of our Massachusetts facilities. For a more detailed description of transactions affecting our facilities, please read Note 11, Property, Plant and Equipment to these condensed consolidated financial statements.

Costs associated with our workforce reduction are primarily related to employee severance and benefits. Facility consolidation costs are primarily comprised of charges associated with closing these facilities, related lease obligations and additional depreciation recognized when the expected useful lives of certain assets have been shortened due to the consolidation and closing of related facilities and the discontinuation of certain research and development programs. We expect that the total restructuring charges associated with these initiatives will not exceed $100.0 million and that substantially all of the remaining charges will be incurred and paid by the end of 2011. We incurred $18.4 million of these charges in the nine months ended September 30, 2011 and $75.2 million of these charges in the fourth quarter of 2010.

For the nine months ended September 30, 2011, we recognized restructuring charges totaling $6.1 million, in relation to the consolidation of our facilities, inclusive of amounts related to additional depreciation. Charges recognized in relation to the consolidation of our facilities for the three months ended September 30, 2011 were not significant. For the three and nine months ended September 30, 2011, we recognized net restructuring charges of $1.8 million and $12.3 million, respectively, in relation to our workforce reduction initiatives.

The following table summarizes the activity of our restructuring liability:

	Workforce	Facility
(In millions)	Reduction	Consolidation	Total

Restructuring reserve as of December 31, 2010	$60.6	$5.8	$66.4
Expense	15.2	2.4	17.6
Payments	(80.8)	(3.1)	(83.9)
Adjustments to previous estimates, net	(2.9)	—	(2.9)
Other adjustments	8.6	(3.2)	5.4

Restructuring reserve as of September 30, 2011	$0.7	$1.9	$2.6

4.	Revenue Recognition

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

Product revenue reserves are categorized as follows: discounts, contractual adjustments and returns. An analysis of the amount of, and change in, reserves is summarized as follows:

		Contractual
(In millions)	Discounts	Adjustments	Returns	Total

Balance, as of December 31, 2010	$13.9	$107.0	$21.1	$142.0
Current provisions relating to sales in current year	71.7	267.4	11.0	350.1
Adjustments relating to prior years	—	(9.4)	(0.7)	(10.1)
Payments/returns relating to sales in current year	(57.4)	(178.3)	(0.3)	(236.0)
Payments/returns relating to sales in prior years	(12.3)	(65.3)	(8.9)	(86.5)

Balance, as of September 30, 2011	$15.9	$121.4	$22.2	$159.5

Our product revenue reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends, and forecasted customer buying patterns. Actual amounts may ultimately differ from our estimates. If actual results vary, we will need to adjust these estimates, which could have an effect on earnings in the period of adjustment.

During the nine months ended September 30, 2011, we reduced our reserves for contractual adjustments by $9.9 million, due to a revision of our previous estimates associated with the impact of healthcare reform in the U.S.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The total reserves above, included in our condensed consolidated balance sheets, are summarized as follows:

	As of	As of
	September 30,	December 31,
(In millions)	2011	2010

Reduction of accounts receivable	$40.3	$36.7
Current liability	119.2	105.3

Total reserves	$159.5	$142.0

Unconsolidated Joint Business Revenues

We collaborate with Genentech on the development and commercialization of RITUXAN. Revenues from unconsolidated joint business consist of (1) our share of pre-tax co-promotion profits in the U.S.; (2) reimbursement of our selling and development expense in the U.S.; and (3) revenue on sales of RITUXAN in the rest of world, which consists of our share of pre-tax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada by F. Hoffmann-La Roche Ltd. (Roche) and its sublicensees. Pre-tax co-promotion profits are calculated and paid to us by Genentech in the U.S. and by Roche in Canada. Pre-tax co-promotion profits consist of U.S. and Canadian sales of RITUXAN to third-party customers net of discounts and allowances less the cost to manufacture RITUXAN, third-party royalty expenses, distribution, selling and marketing, and development expenses incurred by Genentech, Roche and us. We record our share of the pre-tax co-promotion profits in Canada and royalty revenues on sales of RITUXAN outside the U.S. on a cash basis. Additionally, our share of the pre-tax co-promotion profits in the U.S. includes estimates supplied by Genentech.

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

Concentrations of credit risk with respect to receivables, which are typically unsecured, are limited due to the wide variety of customers and markets using our products, as well as their dispersion across many different

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

geographic areas. We monitor economic conditions, including volatility associated with international economies, and related impacts on the relevant financial markets and our business, especially in light of sovereign credit issues. The credit and economic conditions within Italy, Spain, Portugal and Greece, among other members of the European Union, have deteriorated. These conditions have increased, and may continue to increase, the average length of time that it takes to collect on our accounts receivable outstanding in these countries.

Our net accounts receivable balances from product sales in these countries are summarized as follows:

	As of September 30, 2011
	Current	Non-Current
	Balance Included	Balance Included
	within Accounts	within Investments
(In millions)	Receivable, net	and Other Assets	Total

Spain	$58.5	$66.0	$124.5
Italy	40.2	—	40.2
Portugal	21.0	11.7	32.7
Greece	4.2	—	4.2

	As of December 31, 2010
	Current	Non-Current
	Balance Included	Balance Included
	within Accounts	within Investments
(In millions)	Receivable, net	and Other Assets	Total

Spain	$70.8	$29.8	$100.6
Italy	103.2	14.8	118.0
Portugal	17.8	5.5	23.3
Greece	3.9	—	3.9

Approximately $65.0 million and $45.0 million of the aggregate balances for these countries were outstanding for more than one year as of September 30, 2011 and December 31, 2010, respectively. Amounts included as a component of investments and other assets within our condensed consolidated balance sheets represent amounts that are expected to be collected beyond one year.

In connection with our purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL, we entered into a credit assignment agreement with Dompé Farmaceutici SpA. Under the terms of this agreement, Dompé Farmaceutici SpA purchased all of Biogen Dompé SRL’s outstanding receivables as of June 30, 2011, adjusted for cash received through September 5, 2011, for $104.6 million. We have no retained interests in these receivables and have accounted for this transaction as a sale recognizing a loss of $1.8 million upon their disposition. For additional information related to these transactions, please read Note 2, Acquisitions to these condensed consolidated financial statements. As of September 30, 2011, our accounts receivable balances in Italy totaled $40.2 million, all of which resulted from sales of product subsequent to June 30, 2011.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

6.	Inventory

The components of inventory are summarized as follows:

	As of	As of
	September 30,	December 31,
(In millions)	2011	2010

Raw materials	$63.6	$59.0
Work in process	169.0	142.2
Finished goods	78.3	87.9

Total inventory	$310.9	$289.1

7.	Intangible Assets and Goodwill

Intangible Assets

Intangible assets, net of accumulated amortization, impairment charges and adjustments, are summarized as follows:

		As of September 30, 2011			As of December 31, 2010
	Estimated		Accumulated			Accumulated
(In millions)	Life	Cost	Amortization	Net	Cost	Amortization	Net

Out-licensed patents	12 years	$578.0	$(381.1)	$196.9	$578.0	$(350.2)	$227.8
Core developed technology	15-23 years	3,005.3	(1,761.8)	1,243.5	3,005.3	(1,636.9)	1,368.4
In process research and development	Up to 15 years upon commercialization	110.9	—	110.9	110.9	—	110.9
Trademarks and tradenames	Indefinite	64.0	—	64.0	64.0	—	64.0
In-licensed rights and patents	Up to 14 years	47.1	(3.3)	43.8	3.0	(1.3)	1.7
Assembled workforce	4 years	2.1	(2.1)	—	2.1	(2.1)	—
Distribution rights	2 years	12.7	(12.7)	—	12.7	(12.7)	—

Total intangible assets		$3,820.1	$(2,161.0)	$1,659.1	$3,776.0	$(2,003.2)	$1,772.8

Total intangible assets was unchanged as of September 30, 2011 compared to December 31, 2010, excluding the impact of amortization and amounts recorded in connection with the licence agreements for FAMPYRA and the JC virus assay described below.

For the three and nine months ended September 30, 2011, amortization for acquired intangible assets totaled $49.3 million and $157.7 million, respectively, as compared to $53.5 million and $155.6 million, respectively, in the prior year comparative periods. Amortization for acquired intangible assets is expected to be in the range of approximately $150.0 million to $200.0 million annually through 2016.

AVONEX Core Technology Asset

Our most significant intangible asset is the core technology related to our AVONEX product. The net book value of this asset as of September 30, 2011 was $1,230.9 million. We believe the economic benefit of our core technology is consumed as revenue is generated from our AVONEX product, which we refer to as the economic consumption amortization model. An analysis of the anticipated lifetime revenue of AVONEX is performed annually during our long range planning cycle each year. This analysis serves as the basis for the calculation of economic consumption for the core technology asset.

We completed our most recent long range planning cycle in the third quarter of 2011. This analysis is based upon certain assumptions that we evaluate on a periodic basis, such as the anticipated product sales of

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

AVONEX and expected impact of competitor products and our own pipeline product candidates, as well as the issuance of new patents or the extension of existing patents. Based upon this analysis, amortization of our core acquired intangible asset related to AVONEX is expected to be in the range of approximately $105.0 million to $155.0 million annually through 2016.

FAMPYRA

On July 20, 2011, the European Commission (EC) granted a conditional marketing authorization for FAMPYRA in the E.U., which triggered a $25.0 million milestone payment, which was paid to Acorda Therapeutics, Inc. (Acorda) in the third quarter of 2011. A conditional marketing authorization is renewable annually and is granted to a medicinal product with a positive benefit/risk assessment that fulfills an unmet medical need when the benefit to public health of immediate availability outweighs the risk inherent in the fact that additional data are still required.

Under our 2009 collaboration and license agreement with Acorda, we have commercialization rights for FAMPYRA and have responsibility for regulatory activities and future clinical development of FAMPYRA outside the U.S. and will pay Acorda royalties based on ex-U.S. net sales, and milestones based on new indications and ex-U.S. net sales. These milestones include the $25.0 million payment made for obtaining the conditional marketing authorization for FAMPYRA in the E.U. The next expected milestone would be $15.0 million, due when ex-U.S. net sales reach $100.0 million over four consecutive quarters. We will capitalize these milestones as they become payable as an intangible asset. Amortization will utilize an economic consumption model that will be based on a forecast of all of the probable payments we expect to make as contingent consideration, such as sales-based milestones, for entering into the license agreement. Royalty payments are recognized as a component of cost of goods sold. For additional information related to our collaboration with Acorda, please read Note 19, Collaborations to our consolidated financial statements included within our 2010 Form 10-K.

JC Virus Assay

In the first quarter of 2011, we licensed rights for the diagnostic and therapeutic application of recombinant virus-like particles, known as VP1 proteins, to detect antibodies of the JC virus (JCV) in serum or blood. Under the terms of this license, we expect to make payments totaling approximately $53.3 million through 2016. These payments include upfront and milestone payments as well as the greater of an annual maintenance fee or usage-based royalty payment. As of September 30, 2011, we recognized an intangible asset in the amount of $19.2 million, reflecting the total of upfront payments made and other time-based milestone payments. We will further capitalize additional payments due under this arrangement as an intangible asset as they become payable. Amortization will utilize an economic consumption model that will be based on a forecast of all of the probable payments we expect to make in relation to the total number of JCV assay tests performed through 2016.

Goodwill

Our goodwill balance remained unchanged as of September 30, 2011 compared to December 31, 2010. As of September 30, 2011, we had no accumulated impairment losses.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value. These observable market inputs include reportable trades, benchmark yields, credit spreads, broker/dealer quotes, bids, offers, current spot rates and other industry and economic events. We validate the prices provided by our third party pricing services by reviewing their pricing methods and matrices, obtaining market values from other pricing sources, analyzing pricing data in certain instances and confirming that the relevant markets are active. After completing our validation procedures, we did not adjust or override any fair value measurements provided by our pricing services as of September 30, 2011 and December 31, 2010.

Our strategic investments in publicly traded equity securities are classified as Level 1 assets as their fair values are readily determinable and based on quoted market prices.

We also maintain venture capital investments classified as Level 3 whose fair value is initially measured at transaction prices and subsequently valued using the pricing of recent financing or by reviewing the underlying economic fundamentals and liquidation value of the companies. These investments are the only investments for which we used Level 3 inputs to determine the fair value and represented approximately 0.3% of our total assets as of September 30, 2011 and December 31, 2010, respectively. These investments include investments in certain biotechnology oriented venture capital funds which primarily invest in small privately-owned, venture-backed biotechnology companies. The fair value of our investments in these venture capital funds has been estimated using the net asset value of the fund. The investments cannot be redeemed within the funds. Distributions from each fund will be received as the underlying investments of the fund are liquidated. The funds and therefore a majority of the underlying assets of the funds will not be liquidated in the near future. The underlying assets in these funds are initially measured at transaction prices and subsequently valued using the pricing of recent financings or by reviewing the underlying economic fundamentals and liquidation value of the companies that the funds invest in. We apply judgments and estimates when we validate the prices provided by third parties. While we believe the valuation methodologies are appropriate, the use of valuation methodologies is highly judgmental and changes in methodologies can have a material impact on our results of operations. Gains and losses (realized and unrealized) included in earnings for the period are reported in other income (expense), net.

The consideration for certain of our acquisitions includes future payments that are contingent upon the occurrence of a particular factor or factors. For acquisitions completed after January 1, 2009, we record a contingent consideration obligation for such contingent consideration payments at its fair value on the acquisition date. We determine the fair value of the contingent consideration obligation based upon probability-weighted assumptions related to the achievement of certain milestone events and thus the likelihood of us making payments. These fair value measurements are based on significant inputs not observable in the market and therefore represent Level 3 measurements. We revalue the acquisition-related contingent consideration obligation on a recurring basis each reporting period. Changes in the fair value of our contingent consideration obligations are recognized as a fair value adjustment of contingent consideration within our consolidated statements of income.

Upon completion of our purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH in September 2011, we recorded a contingent consideration obligation of $38.8 million. There has been no significant change in the valuation of this liability from the acquisition date through September 30, 2011, of which $4.0 million was reflected as a component of accrued expenses and other, and $34.8 million was reflected as a component of other long-term liabilities within our condensed consolidated balance sheet. These valuations were determined based upon probability weighted net cash outflow projections of $42.5 million, discounted using a rate of 3.2%, which is the cost of debt financing for market participants.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In addition, we also recorded a contingent consideration obligation of $81.2 million in the fourth quarter of 2010 related to our acquisition of BIN. As of September 30, 2011, the fair value of this contingent consideration obligation was $87.1 million, of which $5.0 million was reflected as a component of accrued expenses and other, and $82.1 million was reflected as a component of other long-term liabilities within our consolidated balance sheet. These valuations were determined based upon probability weighted net cash outflow projections of $395.0 million, discounted using a rate of 5.3%, which is the cost of debt financing for market participants. The changes in the fair value of this obligation, of $2.5 million and $5.9 million for the three and nine months ended September 30, 2011, respectively, were primarily due to changes in the discount rate and in the expected timing related to the achievement of certain developmental milestones.

There were no transfers between fair value measurement levels during the nine months ended September 30, 2011.

The tables below present information about our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010, and indicate the fair value hierarchy of the valuation techniques we utilized to determine such fair value:

				Significant
	Balance as of	Quoted Prices in	Significant Other	Unobservable
	September 30,	Active Markets	Observable Inputs	Inputs
(In millions)	2011	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$241.3	$—	$241.3	$—
Marketable debt securities:
Corporate debt securities	542.6	—	542.6	—
Government securities	1,482.0	—	1,482.0	—
Mortgage and other asset backed securities	269.1	—	269.1	—
Strategic investments	1.2	1.2	—	—
Venture capital investments	23.1	—	—	23.1
Derivative contracts	18.9	—	18.9	—
Plan assets for deferred compensation	12.6	—	12.6	—

Total	$2,590.8	$1.2	$2,566.5	$23.1

Liabilities:
Derivative contracts	$2.0	$—	$2.0	$—
Contingent consideration	125.9	—	—	125.9

Total	$127.9	$—	$2.0	$125.9

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

				Significant
	Balance as of	Quoted Prices in	Significant Other	Unobservable
	December 31,	Active Markets	Observable Inputs	Inputs
(In millions)	2010	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents	$651.8	$—	$651.8	$—
Marketable debt securities:
Corporate debt securities	313.0	—	313.0	—
Government securities	785.3	—	785.3	—
Mortgage and other asset backed securities	92.9	—	92.9	—
Strategic investments	44.8	44.8	—	—
Venture capital investments	20.8	—	—	20.8
Derivative contracts	1.3	—	1.3	—
Plan assets for deferred compensation	13.0	—	13.0	—

Total	$1,922.9	$44.8	$1,857.3	$20.8

Liabilities:
Derivative contracts	$12.2	$—	$12.2	$—
Contingent consideration	81.2	—	—	81.2

Total	$93.4	$—	$12.2	$81.2

The following table provides a roll forward of the fair value of our venture capital investments, which are all Level 3 assets:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2011	2010	2011	2010

Beginning balance	$20.6	$20.4	$20.8	$21.9
Unrealized gains included in earnings	1.8	0.5	2.5	0.5
Unrealized losses included in earnings	(0.2)	—	(1.5)	(1.6)
Purchases	0.9	1.5	1.3	1.6
Issuances	—	—	—	—
Settlements	—	(0.6)	—	(0.6)

Ending balance	$23.1	$21.8	$23.1	$21.8

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The fair and carrying values of our debt instruments, which have fair values based on all Level 2 inputs, are summarized as follows:

	As of September 30, 2011		As of December 31, 2010
	Fair	Carrying	Fair	Carrying
(In millions)	Value	Value	Value	Value

Credit line from Dompé	$—	$—	$8.1	$8.0
Note payable to Fumedica	23.4	20.5	24.2	22.0
6.0% Senior Notes due 2013	479.5	449.8	485.5	449.8
6.875% Senior Notes due 2018	670.5	593.7	618.0	597.9

Total	$1,173.4	$1,064.0	$1,135.8	$1,077.7

The fair values of Biogen Dompé SRL’s credit line from us and Dompé Farmaceutici SpA and our note payable to Fumedica were estimated using market observable inputs, including current interest and foreign currency exchange rates. The fair value of our Senior Notes was determined through market, observable, and corroborated sources.

Balances outstanding under Biogen Dompé SRL’s credit line were repaid in connection with our recent purchase of the noncontrolling interest in our joint venture investment in Biogen Dompé SRL. For additional information related to this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements.

9.	Financial Instruments

Marketable Securities, including Strategic Investments

The following tables summarize our marketable securities and strategic investments:

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of September 30, 2011 (In millions)	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$141.8	$0.2	$(0.1)	$141.7
Non-current	400.8	1.2	(1.2)	400.8
Government securities
Current	800.5	0.2	(0.1)	800.4
Non-current	681.5	1.1	(0.3)	680.7
Mortgage and other asset backed securities
Current	2.1	—	—	2.1
Non-current	267.0	0.5	(0.9)	267.4

Total available-for-sale securities	$2,293.7	$3.2	$(2.6)	$2,293.1

Other Investments
Strategic investments, non-current	$1.2	$—	$(0.1)	$1.3

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
As of December 31, 2010 (In millions)	Value	Gains	Losses	Cost

Available-for-sale
Corporate debt securities
Current	$93.2	$0.1	$—	$93.1
Non-current	219.8	2.1	(0.5)	218.2
Government securities
Current	352.8	0.2	—	352.6
Non-current	432.5	0.6	(0.6)	432.5
Mortgage and other asset backed securities
Current	2.1	—	—	2.1
Non-current	90.8	0.5	(0.2)	90.5

Total available-for-sale securities	$1,191.2	$3.5	$(1.3)	$1,189.0

Other Investments
Strategic investments, non-current	$44.8	$17.5	$—	$27.3

In the tables above, as of September 30, 2011 and December 31, 2010, government securities included $214.2 million and $163.5 million, respectively, of Federal Deposit Insurance Corporation (FDIC) guaranteed senior notes issued by financial institutions under the Temporary Liquidity Guarantee Program.

The following table summarizes our financial assets with original maturities of less than 90 days included within cash and cash equivalents on the accompanying condensed consolidated balance sheet:

	As of	As of
	September 30,	December 31,
(In millions)	2011	2010

Commercial paper	$22.1	$4.0
Repurchase agreements	35.4	26.0
Short-term debt securities	183.8	621.8

Total	$241.3	$651.8

The carrying values of our commercial paper, including accrued interest, repurchase agreements, and our short-term debt securities approximate fair value.

Summary of Contractual Maturities: Available-for-Sale Securities

The estimated fair value and amortized cost of securities, excluding strategic investments, available-for-sale by contractual maturity are summarized as follows:

	As of September 30, 2011		As of December 31, 2010
	Estimated	Amortized	Estimated	Amortized
(In millions)	Fair Value	Cost	Fair Value	Cost

Due in one year or less	$944.4	$944.1	$448.1	$447.8
Due after one year through five years	1,196.9	1,196.3	664.1	662.4
Due after five years	152.4	152.7	79.0	78.8

Total	$2,293.7	$2,293.1	$1,191.2	$1,189.0

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The average maturity of our marketable securities as of September 30, 2011 and December 31, 2010 was 13 months and 11 months, respectively.

Proceeds from Marketable Securities

The proceeds from maturities and sales of marketable securities, excluding strategic investments and resulting realized gains and losses, are generally reinvested, and are summarized as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2011	2010	2011	2010

Proceeds from maturities and sales	$306.2	$487.8	$1,476.1	$2,490.4
Realized gains	$0.3	$5.0	$3.4	$18.1
Realized losses	$0.4	$0.2	$1.7	$2.0

In the first quarter of 2011, we also recognized within other income (expense), a net gain of $13.8 million on the sale of stock within our strategic investment portfolio.

Impairments

We conduct periodic reviews to identify and evaluate each investment that has an unrealized loss in accordance with the meaning of other-than-temporary impairment and its application to certain investments.

For the three and nine months ended September 30, 2011, we recognized $0.8 million and $7.6 million, respectively, in charges for the impairment of our investments in venture capital funds and investments in privately-held companies. No impairments were recognized in relation to our publicly-held strategic investments.

For the three and nine months ended September 30, 2010, we recognized $2.8 million and $19.8 million, respectively, in charges for the impairment of our publicly-held strategic investments, investments in venture capital funds and investments in privately-held companies.

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

Foreign currency forward contracts in effect as of September 30, 2011 and December 31, 2010 had durations of 1 to 12 months. These contracts have been designated as cash flow hedges and accordingly, to the extent effective, any unrealized gains or losses on these foreign currency forward contracts are reported in accumulated other comprehensive income (loss). Realized gains and losses for the effective portion of such contracts are recognized in revenue when the sale of product in the currency being hedged is recognized. To the extent ineffective, hedge transaction gains and losses are reported in other income (expense), net.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The notional value of foreign currency forward contracts that were entered into to hedge forecasted revenue is summarized as follows:

	Notional Amount
	As of	As of
	September 30,	December 31,
Foreign Currency (In millions)	2011	2010

Euro	$503.2	$460.3
Canadian dollar	5.8	24.0
Swedish krona	2.4	9.9

Total foreign currency forward contracts	$511.4	$494.2

The portion of the fair value of these foreign currency forward contracts that was included in accumulated other comprehensive income (loss) within total equity reflected net gains of $13.5 million and net losses of $11.0 million as of September 30, 2011 and December 31, 2010, respectively. We expect all contracts to be settled over the next 12 months and any amounts in accumulated other comprehensive income (loss) to be reported as an adjustment to revenue. We consider the impact of our and our counterparties’ credit risk on the fair value of the contracts as well as the ability of each party to execute its obligations under the contract. As of September 30, 2011 and December 31, 2010, credit risk did not materially change the fair value of our foreign currency forward contracts.

In relation to our foreign currency forward contracts, we recognized in other income (expense), net losses of $2.8 million and $3.2 million due to hedge ineffectiveness for the three and nine months ended September 30, 2011, respectively, as compared to net gains of $1.4 million and $0.9 million, respectively, in the prior year comparable periods.

In addition, we recognized in product revenue net losses of $10.8 million and $37.6 million for the settlement of certain effective cash flow hedge instruments for the three and nine months ended September 30, 2011, respectively, as compared to net gains of $20.7 million and $40.6 million, respectively, in the prior year comparable periods. These settlements were recorded in the same period as the related forecasted revenue.

Summary of Derivatives Designated as Hedging Instruments

The following table summarizes the fair value and presentation in our condensed consolidated balance sheets for derivatives designated as hedging instruments:

		Fair Value
		As of September 30,
(In millions)	Balance Sheet Location	2011

Foreign Currency Contracts
Asset derivatives	Other current assets	$10.6
Liability derivatives	Accrued expenses and other	$0.2

		Fair Value
		As of December 31,
(In millions)	Balance Sheet Location	2010

Foreign Currency Contracts
Asset derivatives	Other current assets	$—
Liability derivatives	Accrued expenses and other	$11.0

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table summarizes the effect of derivatives designated as hedging instruments within our condensed consolidated statements of income:

	Amount		Amount
	Recognized in		Reclassified from
	Accumulated		Accumulated
	Other		Other
	Comprehensive		Comprehensive
	Income (Loss)	Income	Income (Loss)	Income	Amount of
	on Derivative	Statement	into Income	Statement	Gain/(Loss)
	Gain/(Loss)	Location	Gain/(Loss)	Location	Recorded
(In millions)	(Effective Portion)	(Effective Portion)	(Effective Portion)	(Ineffective Portion)	(Ineffective Portion)

For the Three Months Ended September 30, 2011:				Other income
Foreign currency contracts	$13.5	Revenue	$(10.8)	(expense)	$(2.8)
September 30, 2010:				Other income
Foreign currency contracts	$(17.1)	Revenue	$20.7	(expense)	$1.4

For the Nine Months Ended
September 30, 2011:				Other income
Foreign currency contracts	$13.5	Revenue	$(37.6)	(expense)	$(3.2)
September 30, 2010:				Other income
Foreign currency contracts	$(17.1)	Revenue	$40.6	(expense)	$0.9

Other Derivatives

We also enter into other foreign currency forward contracts, usually with one month durations, to mitigate the foreign currency risk related to certain balance sheet positions. We have not elected hedge accounting for these transactions.

The aggregate notional amount of our outstanding foreign currency contracts was $342.1 million as of September 30, 2011. The fair value of these contracts was a net asset of $6.5 million. Net gains of $6.1 million and $1.8 million related to these contracts were recognized as a component of other income (expense), net, for the three and nine months ended September 30, 2011, respectively, as compared to net losses of $10.1 million and net gains of $3.0 million in the prior year comparative periods.

11.	Property, Plant and Equipment

Property, plant and equipment are recorded at historical cost, net of accumulated depreciation. Accumulated depreciation on property, plant and equipment was $749.1 million and $767.2 million as of September 30, 2011 and December 31, 2010, respectively.

San Diego Facility

On October 1, 2010, we sold the San Diego facility for cash proceeds, net of transaction costs, of approximately $127.0 million. As part of this transaction, we agreed to lease back the San Diego facility for a period of 15 months. We accounted for this transaction as a financing arrangement as we determined that the transaction did not qualify as a sale due to our continuing involvement under the leaseback terms. Accordingly, we recorded an obligation for the proceeds received in October 2010 and the facility assets remained classified as held for use with the carrying value of the facility continued to be reflected as a component of property, plant and equipment, net within our condensed consolidated balance sheets.

In the first quarter of 2011, we entered into an agreement to terminate our 15 month lease of the San Diego facility effective August 31, 2011. We have had no continuing involvement or remaining obligation after August 31, 2011 and have accounted for this transaction as a sale of property as of that date. No

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

significant gain on sale was recognized and we did not recognize any impairment charges related to the San Diego facility.

Hillerød, Denmark Facility

As of September 30, 2011 and December 31, 2010, the construction in progress balance related to the construction of our large-scale biologic manufacturing facility in Hillerød, Denmark totaled $481.7 million and $440.2 million, respectively. This facility is intended to manufacture large molecule products, including TYSABRI. In connection with our construction of this facility, we capitalized interest costs totaling approximately $7.3 million and $21.7 million for the three and nine months ended September 30, 2011, respectively.

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

In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, we are considered the owner, for accounting purposes, of these properties during the construction period. Accordingly, we will record an asset along with a corresponding financing obligation on our consolidated balance sheet for the amount of total project costs incurred related to the construction-in-progress for these buildings through completion of the construction period. Upon completion of the buildings, we will assess and determine if the assets and corresponding liabilities should be derecognized. As of September 30, 2011, cost incurred in relation to the construction of these buildings was insignificant.

12.	Equity

Total equity as of September 30, 2011 increased $784.2 million compared to December 31, 2010. This increase was primarily driven by net income attributable to Biogen Idec Inc. of $934.2 million and the increase in additional paid in capital resulting from the issuance of stock under our share based compensation arrangements totaling $299.5 million. These increases were offset by repurchases of our common stock totaling $386.6 million and a $187.3 million reduction in additional paid in capital and noncontrolling interests resulting from our purchase of the noncontrolling interest in the Dompé joint ventures, as described in Note 2, Acquisitions to these condensed consolidated financial statements.

Preferred Stock

In March 2011, the remaining 8,221 shares of our Series A Preferred Stock were converted into 493,260 shares of common stock by the holder pursuant to the conversion terms of the Series A Preferred Stock. As of September 30, 2011, there are no shares of preferred stock issued and outstanding.

Share Repurchase Activity

In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. We expect to use this repurchase program principally to offset common stock issued under our

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

share-based compensation plans. This repurchase program does not have an expiration date. Under this authorization, we repurchased approximately 5.0 million shares of our common stock at a cost of $386.6 million during the nine months ended September 30, 2011

During the nine months ended September 30, 2010, we repurchased approximately 40.3 million shares of our common stock at a cost of approximately $2.1 billion under our 2010 and 2009 stock repurchase authorizations. We retired all of these shares as they were acquired. In connection with this retirement, in accordance with our policy, we recorded a reduction in additional paid-in-capital by the same amount.

13.	Comprehensive Income

The following tables reflect the activity in comprehensive income included within equity attributable to the shareholders of Biogen Idec, equity attributable to noncontrolling interests, and total equity:

	For the Three Months			For the Three Months
	Ended September 30, 2011			Ended September 30, 2010
	Biogen Idec		Total	Biogen Idec		Total
	Shareholders’	Noncontrolling	Shareholders’	Shareholders’	Noncontrolling	Shareholders’
(In millions)	Equity	Interests	Equity	Equity	Interests	Equity

Comprehensive income:
Net income	$351.8	$1.9	$353.7	$254.1	$(141.9)	$112.2
Unrealized gains (losses) on securities available for sale, net of tax of $0.8 and $3.4	(1.4)	—	(1.4)	5.8	—	5.8
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $3.8 and $8.0	32.9	—	32.9	(71.1)	—	(71.1)
Unrealized gains (losses) on pension benefit obligation, net of tax of $0 and $0	—	—	—	0.2	—	0.2
Currency translation adjustment	(49.7)	(0.8)	(50.5)	84.4	4.5	88.9

Comprehensive income (loss)	$333.6	$1.1	$334.7	$273.4	$(137.4)	$136.0

	For the Nine Months			For the Nine Months
	Ended September 30, 2011			Ended September 30, 2010
	Biogen Idec		Total	Biogen Idec		Total
	Shareholders’	Noncontrolling	Shareholders’	Shareholders’	Noncontrolling	Shareholders’
(In millions)	Equity	Interests	Equity	Equity	Interests	Equity

Comprehensive income:
Net income	$934.2	$32.3	$966.5	$765.0	$(138.2)	$626.8
Unrealized gains (losses) on securities available for sale, net of tax of $7.1 and $2.1	(12.1)	—	(12.1)	(3.6)	—	(3.6)
Unrealized gains (losses) on foreign currency forward contracts, net of tax of $2.6 and $1.5	21.9	—	21.9	(16.8)	—	(16.8)
Unrealized gains (losses) on pension benefit obligation, net of tax of $0 and $0	—	—	—	(0.1)	—	(0.1)
Currency translation adjustment	19.3	4.9	24.2	(39.2)	(1.3)	(40.5)

Comprehensive income (loss)	$963.3	$37.2	$1,000.5	$705.3	$(139.5)	$565.8

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following table reconciles equity attributable to noncontrolling interests:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2011	2010	2011	2010

Noncontrolling interests, beginning of period	$79.1	$40.5	$52.9	$40.4
Fair value of assets and liabilities acquired and assigned to noncontrolling interest (Note 18)	—	145.0	—	145.0
Net income (loss) attributable to noncontrolling interests	1.9	(141.9)	32.3	(138.2)
Translation adjustments	(0.8)	4.5	4.9	(1.3)
Distributions to noncontrolling interests	(14.1)	(8.9)	(24.0)	(8.9)
Capital contributions from noncontrolling interests	—	0.3	—	2.5
Acquisition of noncontrolling interests (Note 2)	(61.7)	—	(61.7)	—

Noncontrolling interests, end of period	$4.4	$39.5	$4.4	$39.5

Total distributions to us from our joint ventures were negligible for the three and nine months ended September 30, 2011 and 2010.

14.	Earnings per Share

Basic and diluted earnings per share are calculated as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2011	2010	2011	2010

Numerator:
Net income attributable to Biogen Idec Inc.	$351.8	$254.1	$934.2	$765.0
Adjustment for net income allocable to preferred stock	—	(0.5)	(0.6)	(1.5)

Net income used in calculating basic and diluted earnings per share	$351.8	$253.6	$933.6	$763.5

Denominator:
Weighted average number of common shares outstanding	242.9	239.9	242.3	256.6
Effect of dilutive securities:
Stock options and employee stock purchase plan	0.7	0.9	1.1	0.9
Time-vested restricted stock units	1.6	1.5	1.5	1.4
Market stock units	0.2	—	0.2	—
Performance-vested restricted stock units settled in shares	—	—	—	—

Dilutive potential common shares	2.5	2.4	2.8	2.3

Shares used in calculating diluted earnings per share	245.4	242.3	245.1	258.9

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

The following amounts were not included in the calculation of net income per diluted share because their effects were anti-dilutive:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2011	2010	2011	2010

Numerator:
Net income allocable to preferred stock	$—	$0.5	$0.6	$1.5

Denominator:
Stock options	—	4.5	—	4.9
Time-vested restricted stock units	—	1.2	—	1.0
Market stock units	—	—	—	—
Performance-vested restricted stock units settled in shares	—	—	—	—
Convertible preferred stock	—	0.5	0.1	0.5

Total	—	6.2	0.1	6.4

15.	Share-based Payments

The following table summarizes our equity grants to employees, officers and directors under our current stock plans:

	For the Nine Months
	Ended September 30,
	2011	2010

Stock options	—	124,000
Market stock units(a)	393,000	400,000
Cash settled performance shares(b)	490,000	378,000
Time-vested restricted stock units(c)	1,352,000	2,000,000
Performance-vested restricted stock units(d)	1,000	4,000

(a)	Market stock units (MSUs) granted for the nine months ended September 30, 2010, represents the target number of shares eligible to be earned at the time of grant.

MSUs granted for the nine months ended September 30, 2011, includes approximately 26,000 additional MSUs issued in 2011 based upon the attainment of performance criteria set for 2010 in relation to shares granted in 2010. The remainder of the MSUs granted in 2011 represents the target number of shares eligible to be earned at the time of grant. These grants were made in conjunction with the hiring of employees and our annual awards made in February 2011.

(b)	Cash settled performance shares (CSPSs) granted for the nine months ended September 30, 2010, represents the target number of shares eligible to be earned at the time of grant.

CSPSs granted for the nine months ended September 30, 2011, includes approximately 95,000 additional CSPSs issued in 2011 based upon the attainment of performance criteria set for 2010 in relation to shares granted in 2010. The remainder of the CSPSs granted in 2011 represents the target number of shares eligible to be earned at the time of grant. These grants were made in conjunction with the hiring of employees and our annual awards made in February 2011.

(c)	Time-vested restricted stock units (RSUs) granted for the nine months ended September 30, 2011, includes approximately 1.2 million RSUs granted in connection with our annual awards made in February 2011, and 184,000 RSUs granted in conjunction with the hiring of employees and grants made to our Board of Directors.

(d)	Performance-vested restricted stock units (PVRSUs) granted for the nine months ended September 30, 2010, represents the target number of shares eligible to be earned at the time of grant; approximately 1,000 additional PVRSUs were issued in 2011 based upon the attainment of performance criteria set for 2010 in relation to shares granted in 2010.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

In addition, for the nine months ended September 30, 2011, approximately 382,000 shares were issued under our employee stock purchase plan compared to approximately 457,000 shares issued in the prior year comparative period.

The following table summarizes share-based compensation expense included within our condensed consolidated statements of income:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2011	2010	2011	2010

Research and development	$14.2	$15.9	$46.4	$48.0
Selling, general and administrative	22.4	26.9	65.2	97.1
Restructuring charge	—	—	(0.6)	—

Subtotal	36.6	42.8	111.0	145.1
Capitalized share-based compensation costs	(1.3)	(0.9)	(3.3)	(2.5)

Share-based compensation expense included in total cost and expenses	35.3	41.9	107.7	142.6
Income tax effect	(10.0)	(13.0)	(33.0)	(45.4)

Share-based compensation expense included in net income attributable to Biogen Idec Inc.	$25.3	$28.9	$74.7	$97.2

The following table summarizes share-based compensation expense associated with each of our share-based compensation programs:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2011	2010	2011	2010

Stock options	$1.8	$3.0	$4.5	$23.1
Market stock units	3.5	2.3	11.2	7.8
Time-vested restricted stock units	22.0	30.8	68.2	96.5
Performance-vested restricted stock units settled in shares	0.2	0.7	0.9	4.4
Cash settled performance shares	6.2	2.7	21.7	8.0
Employee stock purchase plan	2.9	3.3	4.5	5.3

Subtotal	36.6	42.8	111.0	145.1
Capitalized share-based compensation costs	(1.3)	(0.9)	(3.3)	(2.5)

Share-based compensation expense included in total cost and expenses	$35.3	$41.9	$107.7	$142.6

16.	Income Taxes

For the three and nine months ended September 30, 2011, our effective tax rate was 26.4% and 26.0%, respectively, compared to 40.1% and 28.7%, respectively, in the prior year comparative periods.

The decrease in our tax rate for the three and nine months ended September 30, 2011, compared to the same periods in 2010, was primarily due to our 2010 license and collaboration agreement with Knopp Neurosciences, Inc., which negatively impacted our effective tax rate for the three and nine months ended September 30, 2010, due to the attribution to noncontrolling interest of $145.0 million of the associated IPR&D charge. As such, the attributed amount did not generate a tax deduction, causing our tax rate to be unfavorably impacted by 13.5% and 2.7%, respectively. In addition, during 2011, we experienced an increase in research and development expenditures eligible for the orphan drug credit and a lower effective state tax rate resulting from a change in state law and the settlement of outstanding IRS audit matters in the first and third quarters of 2011, offset by a higher percentage of our 2011 profits being earned in higher tax rate jurisdictions, principally the U.S.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Reconciliation between the U.S. federal statutory tax rate and our effective tax rate is summarized as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Statutory rate	35.0%	35.0%	35.0%	35.0%
State taxes	1.3	2.4	1.4	2.0
Taxes on foreign earnings	(3.8)	(13.6)	(5.4)	(10.8)
Credits and net operating loss utilization	(5.1)	(4.3)	(3.8)	(2.2)
Purchased intangible assets	1.1	2.9	1.3	1.8
IPR&D	—	21.6	—	5.2
Permanent items	(1.2)	(3.8)	(1.2)	(2.1)
Other	(0.9)	(0.1)	(1.3)	(0.2)

Effective tax rate	26.4%	40.1%	26.0%	28.7%

Accounting for Uncertainty in Income Taxes

We and our subsidiaries are routinely examined by various taxing authorities. We file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal tax examination for years before 2007 or state, local, or non-U.S. income tax examinations by tax authorities for years before 2004. During the year, we adjusted our unrecognized tax benefits to reflect new information arising during our ongoing audit examinations.

In October 2011, in conjunction with our examination, the IRS has proposed a disallowance of approximately $130.0 million in deductions for tax years 2007, 2008 and 2009 related to payments for services from our Danish contract manufacturing affiliate. We believe that these deductions represent valid deductible business expenses and will vigorously defend our position.

Contingencies

In 2006, the Massachusetts Department of Revenue (DOR) issued a Notice of Assessment against Biogen Idec MA Inc. (BIMA), one of our wholly-owned subsidiaries, for $38.9 million of corporate excise tax for 2002, which includes associated interest and penalties. The assessment asserted that the portion of sales attributable to Massachusetts (sales factor), the computation of BIMA’s research and development credits and certain deductions claimed by BIMA were not appropriate, resulting in unpaid taxes for 2002. We filed an abatement application with the DOR seeking abatements for 2001, 2002 and 2003. Our abatement application was denied and on July 25, 2007, we filed a petition with the Massachusetts Appellate Tax Board (the Massachusetts ATB) seeking, among other items, abatements of corporate excise tax for 2001, 2002 and 2003 and adjustments in certain credits and credit carry forwards for 2001, 2002 and 2003. On August 18, 2011, we reached a settlement with the DOR under which we agreed to pay $7.0 million in taxes, plus $5.0 million of interest, and agreed on the nature and amount of tax credits carried forward into 2004. This resolution did not have a significant impact on our results of operations, is related only to the 2001, 2002 and 2003 tax years, and does not resolve matters in dispute for subsequent periods.

On June 8, 2010, we received Notices of Assessment from the DOR against BIMA for $103.5 million of corporate excise tax, including associated interest and penalties, related to our 2004, 2005 and 2006 tax filings. We believe the asserted basis for these assessments is consistent with that for 2002. Assessments related to periods under dispute, including associated interest and penalties, total $142.4 million. We filed an abatement application with the DOR seeking abatement for 2004, 2005 and 2006. Our abatement application was denied

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

in December 2010, and we filed a petition appealing the denial with the ATB on February 3, 2011. For all periods under dispute, we believe that positions taken in our tax filings are valid and believe that we have meritorious defenses in these disputes. We are contesting these matters vigorously.

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

17.	Other Consolidated Financial Statement Detail

Other Income (Expense), Net

Components of other income (expense), net, are summarized as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(In millions)	2011	2010	2011	2010

Interest income	$5.3	$3.1	$13.3	$18.6
Interest expense	(7.9)	(9.3)	(25.5)	(26.6)
Impairments of investments	(0.8)	(2.8)	(7.6)	(19.8)
Foreign exchange losses, net	(4.8)	(3.5)	(5.8)	(3.2)
Gain (loss) on sales of investments, net	(0.1)	4.8	15.4	16.1
Other, net	0.6	0.8	0.7	0.6

Total other income (expense), net	$(7.7)	$(6.9)	$(9.5)	$(14.3)

Other Current Assets

Other current assets consist of the following:

	As of	As of
	September 30,	December 31,
(In millions)	2011	2010

Deferred tax assets	$38.2	$112.2
Prepaid taxes	29.4	31.4
Receivable from collaborations	12.9	7.3
Interest receivable	7.6	4.9
Derivative assets	18.9	1.3
Other prepaid expenses	60.8	47.9
Other	26.4	10.8

Total other current assets	$194.2	$215.8

Included as a component of the amounts comprising Other in the table above, which totaled $26.4 million as of September 30, 2011, is a receivable from Dompé Farmaceutici SpA of $13.3 million related to the sale of

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

outstanding trade receivables of Biogen Dompé SRL. For additional information related to this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements.

Accrued Expenses and Other

Accrued expenses and other consists of the following:

	As of	As of
	September 30,	December 31,
(In millions)	2011	2010

Employee compensation and benefits	$144.3	$159.7
Revenue-related rebates	119.2	105.3
Restructuring reserve	2.6	66.4
Royalties and licensing fees	42.9	45.1
Deferred revenue	59.9	41.3
Collaboration expenses	51.7	31.6
Clinical development expenses	42.6	24.4
Interest payable	5.4	21.6
Construction in progress accrual	16.3	16.4
Current portion of contingent consideration	9.0	11.9
Derivative liabilities	2.0	12.2
Other	178.8	130.0

Total accrued expenses and other	$674.7	$665.9

For additional information related to restructuring charges accrued as of September 30, 2011 and December 31, 2010, please read Note 3, Restructuring to these condensed consolidated financial statements.

Included as a component of the amounts comprising Other in the table above, which totaled $178.8 million as of September 30, 2011, is a payable of $57.7 million related to the final upfront payment for the purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH. For additional information related to this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements.

18.	Investments in Variable Interest Entities

Consolidated Variable Interest Entities

Our condensed consolidated financial statements include the financial results of variable interest entities in which we are the primary beneficiary.

Investments in Joint Ventures

On September 6, 2011, we completed the purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH, our respective sales affiliates in Italy and Switzerland, from our joint venture partners, Dompé Farmaceutici SpA and Dompé International SA, respectively. Prior to this transaction, our consolidated financial statements reflected 100% of the operations of these joint venture investments and we recorded net income (loss) attributable to noncontrolling interests in our consolidated statements of income based on the percentage of ownership interest retained by our joint venture partners as we retained the power to direct the activities which most significantly and directly impacted their economic performance. We have continued to consolidate the operations of these entities

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

following our purchase of the noncontrolling interest; however, as of September 6, 2011, we no longer allocate 50% of the earnings of these affiliates to net income (loss) attributable to noncontrolling interests as Biogen Dompé SRL and Biogen Dompé Switzerland GmbH became wholly-owned subsidiaries of the Company.

The assets of these joint ventures were restricted, from the standpoint of Biogen Idec, in that they were not available for our general business use outside the context of each joint venture. The joint ventures’ most significant assets were accounts receivable from the ordinary course of business. The holders of the liabilities of each joint venture, including the credit line from Dompé Farmaceutici SpA to Biogen Dompé SRL, had no recourse to Biogen Idec. Balances outstanding under Biogen Dompé SRL’s credit line were repaid in connection with this transaction. In addition, Dompé Farmaceutici SpA purchased all of Biogen Dompé SRL’s outstanding receivables as of June 30, 2011, adjusted for cash received through September 5, 2011. For additional information related to this transaction, please read Note 2, Acquisitions to these condensed consolidated financial statements.

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

Due to the terms of the license agreement and our investment in Knopp, we determined that we are the primary beneficiary of Knopp as we have the power to direct the activities that most significantly impact Knopp’s economic performance. As such, we consolidate the results of Knopp. As the license agreement with Knopp only gives us access to the underlying intellectual property of dexpramipexole and we did not acquire any employees or other processes, we determined that this transaction was an acquisition of an asset rather than a business. Therefore, we recorded an IPR&D charge of approximately $205.0 million upon the initial consolidation of Knopp, which is included within our consolidated statement of income for the three and nine months ended September 30, 2010. The amount allocated to IPR&D represents the fair value of the intellectual property of Knopp, which as of the effective date of the agreement, had not reached technological feasibility and had no alternative future use. This charge was determined using internal models based on projected revenues and development costs and adjusted for industry-specific probabilities of success. We attributed approximately $145.0 million of the IPR&D charge to the noncontrolling interest.

In March 2011, we dosed the first patient in a registrational study for dexpramipexole. The achievement of this milestone resulted in a $10.0 million payment due to Knopp. As we consolidate Knopp, we recognized this payment as a charge to noncontrolling interests in the first quarter of 2011.

Although we have assumed responsibility for the development of dexpramipexole, we may also be required to reimburse certain Knopp expenses directly attributable to the license agreement. Any additional amounts incurred by Knopp that we reimburse will be reflected within total cost and expenses in our consolidated statements of income. Future development and sales-based milestone payments will also be reflected within our consolidated statements of income as a charge to noncontrolling interests, when such milestones are achieved.

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

For the three and nine months ended September 30, 2011, the collaboration incurred $21.8 million and $36.5 million, respectively, of expense related to the development of dexpramipexole, which is reflected as research and development expense within our condensed consolidated statements of income. Research and development expense for the three and nine months ended September 30, 2010 included the $26.4 million upfront payment made to Knopp as well as $1.0 million incurred in development of dexpramipexole.

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

We determined that we are the primary beneficiary of Neurimmune because we have the power through the collaboration to direct the activities that most significantly impact the entity’s economic performance and are required to fund 100% of the research and development costs incurred in support of the collaboration agreement. Amounts that are incurred by Neurimmune for research and development expense in support of the collaboration that we reimburse are reflected in research and development expense in our consolidated statements of income. Future milestone payments will be reflected within our consolidated statements of income as a charge to the noncontrolling interest when such milestones are achieved.

For the three and nine months ended September 30, 2011, the collaboration incurred development expense totaling $1.5 million and $6.3 million, respectively, which is reflected as research and development expense within our condensed consolidated statements of income, compared to $2.4 million and $12.8 million, respectively, in the prior year comparative periods.

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

The assets and liabilities of Neurimmune are not significant to our financial position or results of operations as it is a research and development organization. We have provided no financing to Neurimmune other than previously contractually required amounts disclosed above.

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

As of September 30, 2011 and December 31, 2010, the total carrying value of our investments in biotechnology companies that we determined to be variable interest entities and which are not consolidated

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

were $18.1 million and $22.9 million, respectively. Our maximum exposure to loss related to these variable interest entities is limited to the carrying value of our investments.

We have provided no financing to these variable interest entities other than previously contractually required amounts.

19.	Collaborations

In April 2011, we agreed to terminate our collaboration with Vernalis plc (Vernalis) for the development and commercialization of an adenosine A2a receptor antagonist for treatment of Parkinson’s disease effective April 11, 2011. Under the terms of the agreement, we have returned the program to Vernalis and have no further license to or continuing involvement in the development of, this compound and its related intellectual property. In exchange, we will receive a royalty on future net sales if this compound is ultimately commercialized. We funded development costs through the termination date and have no other remaining development obligations after that date. Development expense incurred by this collaboration in 2011 was insignificant.

For additional information related to this and our other collaborative arrangements, please read Note 19, Collaborations to our consolidated financial statements included within our 2010 Form 10-K.

20.	Litigation

Massachusetts Department of Revenue

In 2006, the Massachusetts Department of Revenue (DOR) issued a Notice of Assessment against Biogen Idec MA, Inc. (BIMA) for $38.9 million of corporate excise tax for 2002, which includes associated interest and penalties. The assessment asserted that the portion of sales attributable to Massachusetts (sales factor), the computation of BIMA’s research and development credits and certain deductions claimed by BIMA were not appropriate, resulting in unpaid taxes for 2002. We filed an abatement application with the DOR seeking abatements for 2001, 2002 and 2003. Our abatement application was denied and on July 25, 2007, we filed a petition with the Massachusetts Appellate Tax Board (the Massachusetts ATB) seeking, among other items, abatements of corporate excise tax for 2001, 2002 and 2003 and adjustments in certain credits and credit carry forwards for 2001, 2002 and 2003. On August 18, 2011, we reached a settlement with the DOR, which is further discussed in Note 16, Income Taxes to these condensed consolidated financial statements.

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

Hoechst — Genentech Arbitration

On October 24, 2008, Hoechst GmbH (Hoechst), predecessor to Sanofi-Aventis Deutschland GmbH (Sanofi), filed with the ICC International Court of Arbitration (Paris) a request for arbitration against Genentech, relating to a license agreement (the Hoechst License) between Hoechst’s predecessor and Genentech that was entered as of January 1, 1991 and terminated by Genentech effective October 27, 2008. The Hoechst License granted Genentech certain rights with respect to later-issued U.S. Patents 5,849,522 (’522 patent) and 6,218,140 (’140 patent) and related patents outside the U.S. The Hoechst License provided for potential royalty payments of 0.5% on net sales of certain products defined by the agreement. Although we are not a party to the arbitration,

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

we expect that any damages that may be awarded to Hoechst may be a cost charged to our collaboration with Genentech.

In June 2011, the arbitrator issued an intermediate decision indicating that RITUXAN is covered by the Hoechst License and ordered Genentech to provide certain RITUXAN sales information for the period from December 15, 1998 to October 27, 2008. Based on our understanding of the arbitrator’s intermediate decision, in the second quarter of 2011 our share of RITUXAN revenues from unconsolidated joint business was reduced by approximately $50.0 million to reflect our share of the approximately $125.0 million compensatory damages and interest that Genentech estimated might be awarded to Hoechst. Sanofi has since claimed it is due damages of approximately $224.0 million for this period as well as additional royalties in an amount to be determined at a future hearing.

In July 2011, Genentech filed a Declaration of Appeal with the Court of Appeal in Paris to vacate the arbitrator’s intermediate decision. The arbitrator declined to stay further proceedings until the Declaration of Appeal is decided and has since informed the parties that the underlying issue of liability with respect to RITUXAN under the Hoechst License has not yet been decided. In October 2011, the arbitrator scheduled a hearing on liability and damages for spring 2012, and a decision could follow in late summer 2012.

In light of the arbitrator’s most recent ruling, the $50.0 million reduction of our share of RITUXAN revenues from unconsolidated joint business made in the second quarter of 2011 reflects our current estimate of the loss that we may incur as a result of a final arbitration award unfavorable to Genentech. The actual amount of our share of any damages may vary from this estimate depending on the nature or amount of any damages awarded to Hoechst, or if the arbitrator’s final decision is successfully challenged by Genentech.

Sanofi ’522 and ’140 Patent Litigation

On October 27, 2008, Sanofi, successor to Hoechst, filed suit against Genentech and Biogen Idec in federal court in Texas (E.D. Tex.) (Texas Action) claiming that RITUXAN and certain other Genentech products infringe the ’522 patent and the ’140 patent. The patents are due to expire in December 2015. Sanofi seeks preliminary and permanent injunctions, compensatory and exemplary damages, and other relief. The same day Genentech and Biogen Idec filed a complaint against Sanofi in federal court in California (N.D. Cal.) (California Action) seeking a declaratory judgment that RITUXAN and other Genentech products do not infringe the ’522 patent or the ’140 patent and a declaratory judgment that those patents are invalid. The Texas Action was ordered transferred to the federal court in the Northern District of California and consolidated with the California Action and we refer to the two actions together as the “Consolidated Sanofi Patent Actions”. Certain damages that may be awarded to Sanofi in the Consolidated Sanofi Patent Actions may be a cost charged to our collaboration with Genentech.

On April 21, 2011, the court entered a separate and final judgment that the manufacture and sale of RITUXAN do not infringe the ’522 patent or the ’140 patent and stayed the trial of the remaining claims, including Biogen Idec’s and Genentech’s invalidity claims. Sanofi has appealed from the court’s non-infringement ruling to the U.S. Court of Appeals for the Federal Circuit and the appeal is pending. We have not formed an opinion that a decision in favor of Sanofi in its appeal of the non-infringement ruling, or an unfavorable outcome on the now stayed invalidity claims in the Consolidated Sanofi Patent Actions, is either “probable” or “remote.” We believe that we have good and valid defenses and are vigorously defending against Sanofi’s allegations.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

We expect any damage award in the Consolidated Sanofi Patent Actions for damages incurred prior to the filing of litigation to be limited to the period running from October 27, 2002 to October 27, 2008 (six years before Sanofi filed the Texas Action). In addition, in the event that Genentech is ordered to pay royalties on RITUXAN sales under the Hoechst License described above, we do not anticipate that we or Genentech would be subject to any damages award in the Consolidated Sanofi Patent Actions for any period as to which Genentech is ordered to pay royalties in the arbitration.

’755 Patent Litigation

On September 15, 2009, we were issued U.S. Patent No. 7,588,755 (’755 Patent), which claims the use of interferon beta for immunomodulation or treating a viral condition, viral disease, cancers or tumors. This patent, which expires in September 2026, covers, among other things, the treatment of MS with our product AVONEX. On May 27, 2010, Bayer Healthcare Pharmaceuticals Inc. (Bayer) filed a lawsuit against us in the U.S. District Court for the District of New Jersey seeking a declaratory judgment of patent invalidity and non-infringement and seeking monetary relief in the form of attorneys’ fees, costs and expenses. On May 28, 2010, BIMA filed a lawsuit in the U.S. District Court for the District of New Jersey alleging infringement of the ’755 Patent by EMD Serono, Inc. (manufacturer, marketer and seller of REBIF), Pfizer, Inc. (co-marketer of REBIF), Bayer (manufacturer, marketer and seller of BETASERON and manufacturer of EXTAVIA), and Novartis Pharmaceuticals Corp. (marketer and seller of EXTAVIA) and seeking monetary damages, including lost profits and royalties. The court has consolidated the two lawsuits, and we refer to the two actions as the “Consolidated ’755 Patent Actions”.

Bayer, Pfizer, Novartis and EMD Serono have all filed counterclaims in the Consolidated ’755 Patent Actions seeking declaratory judgments of patent invalidity and noninfringement, and seeking monetary relief in the form of costs and attorneys’ fees, and EMD Serono and Bayer have each filed a counterclaim seeking a declaratory judgment that the ’755 Patent is unenforceable based on alleged inequitable conduct. Bayer has also amended its complaint to seek such a declaration. No trial date has yet been ordered, but we expect that the trial of the Consolidated ’755 Patent Actions will take place in 2013.

On August 16, 2010, BIMA amended its complaint to add Ares Trading S.A. (Ares), an affiliate of EMD Serono, as a defendant, and to seek a declaratory judgment that a purported “nonsuit and option agreement” between Ares and BIMA dated October 12, 2000, that purports to provide that Ares will have an option to obtain a license to the ’755 Patent, is not a valid and enforceable agreement or, alternatively, has been revoked and/or terminated by the actions of Ares or its affiliates. Ares moved to compel arbitration of the claims against it, and on June 7, 2011, a United States Magistrate Judge recommended allowance of Ares’ motion. On June 21, 2011, we filed objections to the recommendation. Pending a decision on our objections by the U.S. District Court Judge, an arbitration hearing was held in October, 2011.

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

BIOGEN IDEC INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, continued)

Novartis V&D ’688 Patent Litigation

On January 26, 2011, Novartis Vaccines and Diagnostics, Inc. (Novartis V&D) filed suit against us in federal district court in Delaware, alleging that TYSABRI infringes U.S. Patent No. 5,688,688 “Vector for Expression of a Polypeptide in a Mammalian Cell” (’688 Patent), which was granted in November 1997 and expires in November 2014. Novartis V&D seeks a declaration of infringement, a finding of willful infringement, compensatory damages, treble damages, interest, costs and attorneys’ fees. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote”, and are unable to estimate the magnitude or range of any potential loss. We believe that we have good and valid defenses to the complaint and will vigorously defend against it.

Average Manufacturer Price Litigation

On September 6, 2011, we and several other pharmaceutical companies were served with a complaint originally filed under seal on October 28, 2008 in the United States District Court for the Eastern District of Pennsylvania by Ronald Streck (the relator) on behalf of himself and the United States, and the states of New Jersey, California, Rhode Island, Michigan, Montana, Wisconsin, Massachusetts, Tennessee, Oklahoma, Texas, Indiana, New Hampshire, North Carolina, Florida, Georgia, New Mexico, Illinois, New York, Virginia, Delaware, Hawaii, Louisiana, Connecticut, and Nevada, (collectively “the States”), and the District of Columbia, alleging violations of the False Claims Act, 31 U.S.C. § 3729 et seq. and state and District of Columbia statutory counterparts. In May 2011, the United States notified the court that it was not intervening at that time as to one defendant, and was declining to intervene as to all other defendants, including Biogen Idec; the District of Columbia notified the court that it was not intervening at that time; and the states notified the court that they were declining to intervene as to all defendants. The complaint was subsequently unsealed and served, and then amended. The amended complaint alleges that Biogen Idec and other defendants underreport Average Manufacturer Price information to the Centers for Medicare and Medicaid Services, thereby causing Biogen Idec and other defendants to underpay rebates under the Medicaid Drug Rebate Program. The relator alleges that the underreporting has occurred because Biogen Idec and other defendants improperly consider various payments or price concessions that they made to drug wholesalers to be discounts under applicable federal law. We have not formed an opinion that an unfavorable outcome is either “probable” or “remote,” or as to the magnitude or range of any potential loss. We believe that we have good and valid defenses and intend vigorously to defend against the allegations.

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

We operate as one business segment, which is the business of discovering, developing, manufacturing and marketing therapies for serious diseases with a focus on neurology, immunology and hemophilia and therefore, our chief operating decision-maker manages the operations of our Company as a single operating segment.

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

In September 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-08, “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (ASU 2011-08). This newly issued accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step impairment test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. These amendments do not change the current guidance for testing other indefinite-lived intangible assets for impairment. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, which for Biogen Idec means January 1, 2012. Early adoption is permitted. We are currently evaluating the potential impact the early adoption of this statement may have on our financial position and results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This ASU is required to be applied retrospectively and is effective for fiscal years and interim periods within those years beginning after December 15, 2011, which for Biogen Idec means January 1, 2012. As this accounting standard only requires enhanced disclosure, the adoption of this standard will not impact our financial position or results of operations.

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

In January 2010, we adopted a newly issued accounting standard which requires additional disclosure about the amounts of and reasons for significant transfers in and out of Level 1 and Level 2 fair value measurements. This standard also clarified existing disclosure requirements related to the level of disaggregation of fair value measurements for each class of assets and liabilities and requires disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring Level 2 and Level 3 measurements. In addition, effective for interim and annual periods beginning after December 15, 2010, which for Biogen Idec was January 1, 2011; this standard further requires an entity to present disaggregated information about activity in Level 3 fair value measurements on a gross basis, rather than as one net amount. As this newly issued accounting standard only requires enhanced disclosure, the adoption of this standard did not impact our financial position or results of operations.

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

Executive Summary

Introduction

Biogen Idec is a global biotechnology company focused on discovering, developing, manufacturing and marketing therapies for serious diseases with a focus on neurology, immunology and hemophilia. We currently have five marketed products: AVONEX, TYSABRI, RITUXAN, FAMPYRA, and FUMADERM. Our marketed products are used for the treatment of multiple sclerosis (MS), non-Hodgkin’s lymphoma (NHL), rheumatoid arthritis (RA), Crohn’s disease, chronic lymphocytic leukemia (CLL), and psoriasis.

In the near term, our current and future revenues are dependent upon continued sales of our three principal products, AVONEX, TYSABRI, and RITUXAN. In the longer term, our revenue growth will be dependent upon the successful clinical development, regulatory approval and launch of new commercial products, our ability to obtain and maintain patents and other rights related to our marketed products and assets originating from our research and development efforts, and successful execution of external business development opportunities. As part of our ongoing research and development efforts, we have devoted significant resources to conducting clinical studies to advance the development of new pharmaceutical products and to explore the utility of our existing products in treating disorders beyond those currently approved in their labels.

Financial Highlights

The following table is a summary of financial results achieved:

	For the Three Months
	Ended September 30,
(In millions, except per share amounts and percentages)	2011	2010	Change %

Total revenues	$1,309.9	$1,175.8	11.4%
Income from operations(1)	$488.5	$194.1	151.6%
Net income attributable to Biogen Idec Inc.	$351.8	$254.1	38.5%
Diluted earnings per share attributable to Biogen Idec Inc.	$1.43	$1.05	36.2%

(1)	Income from operations for the three months ended September 30, 2010, was reduced by the $205.0 million charge for in-process research and development (IPR&D) related to our collaboration and license agreement with Knopp Neurosciences, Inc. dated August 17, 2010.

As described below under “Results of Operations,” our operating results for the three months ended September 30, 2011 reflect the following:

•	Worldwide AVONEX revenues totaled $681.7 million in the third quarter of 2011, representing an increase of 5.9% over the same period in 2010.

•	Our share of TYSABRI revenues totaled $277.3 million in the third quarter of 2011, representing an increase of 25.6% over the same period in 2010.

•	Our share of RITUXAN revenues totaled $266.5 million in the third quarter of 2011, representing an increase of approximately 3.3% over the same period in 2010. Our share of pre-tax co-promotion profits in the U.S. totaled $234.0 million representing an increase of 14.6% over 2010. This increase was offset by royalty expirations in our rest of world markets and a decrease in selling and development expenses incurred by us and reimbursed by Genentech, which are also included within our total unconsolidated joint business revenues.

•	Total cost and expenses decreased 16.3% in the third quarter of 2011, compared to the same period in 2010. This decrease was primarily the result of the $205.0 million IPR&D charge recognized in the third quarter of 2010 as well as a 5.5% decrease in research and development expense and a 7.8% decrease in amortization of acquired intangible assets. These decreases were offset by a 28.8% increase in cost of sales, a 27.3% increase in collaboration profit sharing expense due to TYSABRI revenue growth, as well as a 7.1% increase in selling, general and administrative costs over the same period in 2010.

We generated $1,253.8 million of net cash flow from operations for the nine months ended September 30, 2011, which was primarily driven by earnings. Cash and cash equivalents and marketable securities totaled approximately $2,868.9 million as of September 30, 2011.

In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. Under this authorization, we repurchased approximately 5.0 million shares of our common stock at a cost of $386.6 million during the nine months ended September 30, 2011.

Business Environment

We conduct our business primarily within the biotechnology and pharmaceutical industries, which are highly competitive. Many of our competitors are working to develop or have already developed products similar to those we are developing or already market. For example, along with us, a number of companies are working to develop or have already developed additional treatments for MS, including oral and other alternative formulations that may compete with AVONEX and TYSABRI. In addition, the commercialization of certain of our own pipeline product candidates, such as BG-12 (dimethyl fumarate), may negatively impact future sales of AVONEX and TYSABRI. We may also face increased competitive pressures as a result of the emergence of biosimilars. In the U.S., AVONEX, TYSABRI, and RITUXAN are licensed under the Public Health Service Act (PHSA) as biological products. In March 2010, U.S. healthcare reform legislation amended the PHSA to authorize the U.S. Food and Drug Administration (FDA) to approve biological products, known as biosimilars or follow-on biologics, that are shown to be highly similar to previously approved biological products based upon potentially abbreviated data packages.

In addition, the economic conditions in Europe continue to present significant challenges. Many of the countries in which we operate are reducing their public expenditures in light of the recent global economic downturn and we have encountered efforts to reform health care coverage and reduce health care costs. Moreover, the deterioration of the credit and economic conditions in certain countries in Europe has delayed reimbursement for our products and led to additional austerity measures aimed at reducing healthcare costs. Global efforts to reduce healthcare costs continue to exert pressure on product pricing and have negatively impacted our revenues and results of operations. For additional information about certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” section of this report.

Key Pipeline Developments

BG-12

On October 26, 2011, we announced positive top-line results from CONFIRM, the second of two pivotal Phase 3 clinical trials designed to evaluate the investigational oral compound BG-12 (dimethyl fumarate) in people with relapsing-remitting multiple sclerosis. Results showed that 240 mg of BG-12, administered either twice a day or three times a day, demonstrated significant efficacy and favorable safety and tolerability profiles.

We have several patents and other rights applicable to BG-12. In the U.S., we are entitled to the five-year data exclusivity given to new chemical entities and we own a patent covering the administration of dimethyl fumarate (DMF), the active ingredient in BG-12, to treat MS and other autoimmune diseases. This patent expires in 2020 with a possible term extension to be determined. In the E.U., we have a patent covering our BG-12 formulation and the method of treating MS and other autoimmune diseases with our formulation that expires in 2019 and which may also be eligible for patent term extension in some countries. In addition, while there are a number of ways to obtain data exclusivity in the E.U., we believe that we are entitled to 8 years data exclusivity plus 2 years market exclusivity based on our submission of a new regulatory package. In August 2011, we received confirmation from the EMA that BG-12 would, in principle, be eligible for such data protection through the European centralized filing pathway.

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

FAMPYRA

On July 20, 2011, the European Commission (EC) granted a conditional marketing authorization for FAMPYRA in the E.U., which triggered a $25.0 million milestone payment, which was paid to Acorda Therapeutics, Inc. (Acorda) in the third quarter of 2011. FAMPYRA is an oral compound indicated as a treatment to improve walking ability in people with MS. As part of the conditions of the conditional marketing authorization for FAMPYRA, we will provide additional data from on-going clinical studies regarding FAMPYRA’s benefits and safety in the long term. A conditional marketing authorization is renewable annually and is granted to a medicinal product with a positive benefit/risk assessment that fulfills an unmet medical need when the benefit to public health of immediate availability outweighs the risk inherent in the fact that additional data are still required. FAMPYRA was commercially launched in Germany in September 2011, as well as in the United Kingdom and Australia beginning in October 2011.

Results of Operations

Revenues

Revenues are summarized as follows:

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
(In millions, except percentages)	2011		2010		2011		2010

Product:
United States	$495.9	37.9%	$447.6	38.1%	$1,447.0	38.9%	$1,291.1	36.9%
Rest of world	479.9	36.6%	429.2	36.5%	1,392.6	37.4%	1,269.2	36.3%

Total product revenues	975.8	74.5%	876.8	74.6%	2,839.6	76.3%	2,560.3	73.2%
Unconsolidated joint business	266.5	20.3%	258.0	21.9%	739.1	19.9%	819.3	23.4%
Other	67.7	5.2%	41.0	3.5%	143.3	3.9%	117.8	3.4%

Total revenues	$1,309.9	100.0%	$1,175.8	100.0%	$3,721.9	100.0%	$3,497.4	100.0%

Product Revenues

Product revenues are summarized as follows:

	For the Three Months				For the Nine Months
	Ended September 30,				Ended September 30,
(In millions, except percentages)	2011		2010		2011		2010

AVONEX	$681.7	69.9%	$643.6	73.4%	$1,983.4	69.9%	$1,864.3	72.8%
TYSABRI	277.3	28.4%	220.7	25.2%	810.1	28.5%	658.6	25.7%
Other	16.8	1.7%	12.5	1.4%	46.1	1.6%	37.4	1.5%

Total product revenues	$975.8	100.0%	$876.8	100.0%	$2,839.6	100.0%	$2,560.3	100.0%

AVONEX

Revenues from AVONEX are summarized as follows:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

United States	$410.7	$387.0	6.1%	$1,207.4	$1,107.9	9.0%
Rest of world	271.0	256.6	5.6%	776.0	756.4	2.6%

Total AVONEX revenues	$681.7	$643.6	5.9%	$1,983.4	$1,864.3	6.4%

For the three and nine months ended September 30, 2011, compared to the same periods in 2010, the increase in U.S. AVONEX revenue was due to price increases, offset by decreased commercial demand. Decreased commercial demand resulted in declines of approximately 6% and 3%, respectively, in U.S. AVONEX unit sales volume for the three and nine months ended September 30, 2011, over the prior year comparative periods.

For the three and nine months ended September 30, 2011, compared to the same periods in 2010, the increase in rest of world AVONEX revenue was due to increased commercial demand and the favorable impact of foreign currency exchange rates offset by losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program and price decreases in some countries. Increased commercial demand resulted in increases of approximately 6% and 7%, respectively, in rest of world AVONEX unit sales volume for the three and nine months ended September 30, 2011, over the prior year comparative periods. Losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program for the three and nine months ended September 30, 2011, totaled $8.7 million and $30.9 million, respectively, compared to gains recognized of $16.8 million and $30.7 million, respectively, in the prior year comparative periods.

We expect AVONEX to face increasing competition in the MS marketplace in both the U.S. and rest of world. We and a number of other companies are working to develop or have already developed products to treat MS, including oral and other alternative formulations that may compete with AVONEX now and in the future. In addition, the continued growth of TYSABRI and the commercialization of our other pipeline product candidates, such as BG-12, may negatively impact future sales of AVONEX. Increased competition may also lead to reduced unit sales of AVONEX, as well as increasing price pressure.

TYSABRI

We collaborate with Elan Pharma International, Ltd (Elan), an affiliate of Elan Corporation, plc, on the development and commercialization of TYSABRI. For additional information related to this collaboration, please read Note 19, Collaborations to our consolidated financial statements included within our 2010 Form 10-K.

Revenues from TYSABRI are summarized as follows:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

United States	$85.2	$60.6	40.6%	$239.6	$183.2	30.8%
Rest of world	192.1	160.1	20.0%	570.5	475.4	20.0%

Total TYSABRI revenues	$277.3	$220.7	25.6%	$810.1	$658.6	23.0%

For the three and nine months ended September 30, 2011, compared to the same periods in 2010, the increase in U.S. TYSABRI revenue was due to increased commercial demand and price increases. Increased commercial demand resulted in increases of approximately 15% and 12%, respectively, in U.S. TYSABRI unit sales volume for the three and nine months ended September 30, 2011, over the prior year comparative periods. Net sales of TYSABRI from our collaboration partner, Elan, to third-party customers in the U.S. for the three and nine months ended September 30, 2011, totaled $197.2 million and $550.1 million, respectively, compared to $150.9 million and $431.0 million, respectively, in the prior year comparative periods.

For the three and nine months ended September 30, 2011, compared to the same periods in 2010, the increase in rest of world TYSABRI revenue was due to increased commercial demand and the favorable impact of foreign currency exchange rates, offset by losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program and prices decreases in some countries. Increased commercial demand resulted in increases of approximately 18% and 19%, respectively, in rest of world TYSABRI unit sales volume for the three and nine months ended September 30, 2011, over the prior year comparative periods. Losses recognized in relation to the settlement of certain cash flow hedge instruments under our foreign currency hedging program for the three and nine months ended September 30, 2011, totaled $2.1 million and $6.7 million, respectively, compared to gains recognized of $3.8 million and $9.9 million, respectively, in the prior year comparative periods.

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

E.U. and U.S. regulators continue to monitor and assess on an ongoing basis the criteria for confirming PML diagnosis, the number of PML cases, the incidence of PML in TYSABRI patients, the risk factors for PML, and TYSABRI’s benefit-risk profile, which could result in further modifications to the respective labels or other restrictions on TYSABRI treatment. Safety warnings included in the TYSABRI label, and any future safety-related label changes, may limit the growth of TYSABRI unit sales. We continue to research and develop protocols and therapies that may reduce risk and improve outcomes of PML in patients. For example, we have initiated two clinical studies in the U.S., known as STRATIFY-1 and STRATIFY-2, that collectively are intended to define the prevalence of serum JC virus antibody in patients with relapsing MS receiving or considering treatment with TYSABRI and the stratification of patients into lower or higher risk for developing PML based on antibody status. Our JC virus assay became commercially available broadly in the U.S. in August 2011 and in the E.U. in May 2011. The cost of the assay is currently shared by us and Elan.

In December 2010, we and Elan submitted a supplemental Biologics License Application (sBLA) to the FDA to update the Prescribing Information for TYSABRI to include anti-JC virus antibody status as a factor to help stratify the risk of PML in the TYSABRI-treated population. The FDA has extended the initial PDUFA date for its review of the sBLA by three months, which is a standard extension period. The FDA has indicated that the extension of the PDUFA date is required to allow time for the review of the changes being incorporated into the Risk Evaluation and Mitigation Strategies (REMS) program for TYSABRI, to be consistent with the anticipated Prescribing Information. We are currently working with the FDA to facilitate a timely review of the REMS changes and the sBLA. The EMA previously approved this change to the E.U. product label in June 2011.

Our efforts to stratify patients into lower or higher risk for developing PML, and other ongoing or future clinical trials involving TYSABRI may have a negative impact on prescribing behavior in at least the short term, which may result in decreased product revenues from sales of TYSABRI. We also expect TYSABRI to face increasing competition in the MS marketplace in both the U.S. and rest of world. We and a number of other companies are working to develop or have already developed products to treat MS, including oral and other alternative formulations, that may compete with TYSABRI now and in the future. In addition, the commercialization of our other pipeline product candidates, such as BG-12, may negatively impact future sales of TYSABRI. Increased competition may also lead to reduced unit sales of TYSABRI, as well as increasing price pressure.

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

For additional information related to this collaboration and additional information regarding the pre-tax co-promotion profit sharing formula for RITUXAN and its impact on future unconsolidated joint business revenues, please read Note 19, Collaborations to our consolidated financial statements included within our 2010 Form 10-K.

Revenues from unconsolidated joint business are summarized as follows:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Biogen Idec’s share of pre-tax co-promotion profits in the U.S.	$234.0	$204.2	14.6%	$645.5	$632.6	2.0%
Reimbursement of our selling and development expenses in the U.S.	0.9	16.0	(94.4)%	5.4	49.8	(89.2)%
Revenue on sales of RITUXAN in the rest of world	31.6	37.8	(16.4)%	88.2	136.9	(35.6)%

Total unconsolidated joint business revenues	$266.5	$258.0	3.3%	$739.1	$819.3	(9.8)%

Biogen Idec’s Share of Pre-tax Co-Promotion Profits in the U.S.

The following table provides a summary of amounts comprising our share of pre-tax co-promotion profits in the U.S.:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Product revenues, net	$732.6	$674.8	8.6%	$2,203.3	$2,068.6	6.5%
Cost and expenses	147.6	164.3	(10.2)%	577.8	474.6	21.7%

Pre-tax co-promotion profits in the U.S.	585.0	510.5	14.6%	1,625.5	1,594.0	2.0%

Biogen Idec’s share of pre-tax co-promotion profits in the U.S.	$234.0	$204.2	14.6%	$645.5	$632.6	2.0%

For the three and nine months ended September 30, 2011, compared to the same periods in 2010, the increase in U.S. RITUXAN product revenues was primarily due to price increases and increased commercial demand. Increased commercial demand resulted in increases of approximately 7% and 5%, respectively, in U.S. RITUXAN unit sales volume for the three and nine months ended September 30, 2011, over the prior year comparative periods. U.S. RITUXAN product revenues during the three and nine months ended

September 30, 2011 were negatively impacted by an increase in reserves established for rebates and allowances related to the U.S. healthcare reform legislation enacted in March 2010, compared to the same periods in 2010.

Collaboration cost and expenses for the three and nine month comparative periods were favorably impacted by Genentech assuming responsibility for the U.S. sales and marketing efforts for RITUXAN in the fourth quarter of 2010. For the nine months ended September 30, 2011, compared to the same period in 2010, savings realized from the consolidation of the sales force were offset by a charge of approximately $125.0 million recorded by the collaboration, representing an estimate of compensatory damages and interest that might be awarded to Hoechst GmbH (Hoechst), in relation to an intermediate decision by the arbitrator in Genentech’s ongoing arbitration with Hoechst. As a result of this charge to the collaboration, our share of RITUXAN revenues from unconsolidated joint business was reduced by approximately $50.0 million in the second quarter of 2011. This $50.0 million amount reflects our current estimate of the loss that we may incur as a result of a final arbitration award unfavorable to Genentech. The actual amount of our share of any damages may vary from this estimate depending on the nature or amount of any damages awarded to Hoechst, or if the arbitrator’s final decision is successfully challenged by Genentech. For additional information related to this matter, please read Note 20, Litigation to our condensed consolidated financial statements included within this report.

In addition, total collaboration cost and expenses for the three and nine months ended September 30, 2011, compared to the same periods in 2010, were negatively impacted by a new fee which became payable in 2011 by all branded prescription drug manufacturers and importers. This fee will be calculated based upon each organization’s percentage share of total branded prescription drug sales to qualifying U.S. government programs (such as Medicare, Medicaid and VA and PHS discount programs). We estimate that the fee assessed to Genentech on qualifying sales of RITUXAN will have resulted in a reduction of our share of pre-tax co-promotion profits in the U.S. of approximately $15.0 million in 2011.

Under our collaboration agreement, our current pre-tax co-promotion profit-sharing formula, which resets annually, provides for a 40% share of co-promotion profits if co-promotion operating profits exceed $50.0 million. For 2011 and 2010, the 40% threshold was met in the first quarter.

Reimbursement of Our Selling and Development Expense in the U.S.

In the fourth quarter of 2010, as part of our restructuring initiative, which is described below under the heading “Restructuring Charge,” we and Genentech made an operational decision under which we eliminated our RITUXAN oncology and rheumatology sales force, with Genentech assuming responsibility for the U.S. sales and marketing efforts related to RITUXAN. We believe that centralizing the sales force will enhance the sales effectiveness and profitability of our collaboration for the sale of RITUXAN in the U.S. As a result of this change, selling and development expense incurred by us in the U.S. and reimbursed by Genentech decreased for the three and nine months ended September 30, 2011, in comparison to the same periods in 2010.

Revenue on Sales of RITUXAN in the Rest of World

Revenue on sales of RITUXAN in the rest of world consists of our share of pre-tax co-promotion profits in Canada and royalty revenue on sales of RITUXAN outside the U.S. and Canada. For the three and nine months ended September 30, 2011, compared to the same periods in 2010, the decline in revenue on sales of RITUXAN in the rest of world was due to the expiration of royalties on a country-by-country basis in certain of our rest of world markets. In addition, revenue on sales of RITUXAN in the rest of world for the nine months ended September 30, 2010, also reflected a cumulative underpayment of royalties owed to us on sales of RITUXAN in the rest of world totaling $21.3 million.

The royalty period for sales in the rest of world with respect to all products is 11 years from the first commercial sale of such product on a country-by-country basis. The royalty periods for substantially all of the remaining royalty-bearing sales of RITUXAN in the rest of world markets will expire through 2012. As a result of these expirations, we expect royalty revenues on sales of RITUXAN in the rest of world to continue to decline through 2012. After 2012, we expect revenue on sales of RITUXAN in the rest of world will primarily be limited to our share of pre-tax co-promotion profits in Canada.

Other Revenues

Other revenues are summarized as follows:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Royalty revenues	$51.6	$36.0	43.3%	$105.8	$92.1	14.9%
Corporate partner revenues	16.1	5.0	222.0%	37.5	25.7	45.9%

Total other revenues	$67.7	$41.0	65.1%	$143.3	$117.8	21.6%

Royalty Revenues

For the three and nine months ended September 30, 2011, compared to the same periods in 2010, the increase in royalty revenues was primarily due to an increase in the net worldwide sales of ANGIOMAX, which was licensed to The Medicines Company (TMC). Royalty revenues from the net worldwide sales of ANGIOMAX are recognized in an amount equal to the level of net sales achieved during a calendar year multiplied by the royalty rate in effect for that tier under our agreement with TMC. The royalty rate increases based upon which tier of total net sales are earned in any calendar year. The increased royalty rate is applied retroactively to the first dollar of net sales achieved during the year. This formula has the effect of increasing the amount of royalty revenue to be recognized in later quarters and, as a result, an adjustment is recorded in the periods in which an increase in royalty rate has been achieved. The increase in royalty revenues related to the sale of ANGIOMAX for the three and nine month comparative periods is primarily due to a $12.3 million adjustment recorded in the third quarter of 2011, as net sales levels for the nine months ended September 30, 2011 achieved a royalty tier in the third quarter of 2011 that was not achieved until the fourth quarter of 2010.

Under the terms of our agreement, TMC is obligated to pay us royalties earned, on a country-by-country basis, until the later of (1) twelve years from the date of the first commercial sale of ANGIOMAX in such country or (2) the date upon which the product is no longer covered by a licensed patent in such country. The annual royalty rate is reduced by a specified percentage in any country where the product is no longer covered by a licensed patent and where sales have been reduced to a certain volume-based market share. TMC began selling ANGIOMAX in the U.S. in January 2001. The principal U.S. patent that covers ANGIOMAX (the “’404 Patent”) was due to expire in March 2010 and TMC applied for an extension of the term of this patent. Initially, the U.S. Patent and Trademark Office (PTO) rejected TMC’s application because in its view the application was not timely filed. TMC sued the PTO in federal district court seeking to extend the term of the ’404 patent to December 2014. On August 3, 2010, the federal district court ordered the PTO to deem the application as timely filed. The PTO has granted an interim extension of the patent term until August 13, 2012 pending completion of its review of TMC’s application. A generic manufacturer is challenging the federal district court’s order in an appellate proceeding, which is pending in the U.S. Court of Appeals for the Federal Circuit (the “appellate proceeding”). On September 16, 2011, the America Invents Act (the “Act”) was enacted. The Act contains a provision concerning the calculation of the 60-day period for applications for patent term extension. In addition to its other arguments, TMC contends in the appellate proceeding that its application should be deemed timely filed under the Act. The appeal is scheduled to be argued on November 15, 2011. In the event that TMC is unsuccessful in obtaining a patent term extension to December 2014 and third parties sell products comparable to ANGIOMAX, we would expect a significant decrease in royalty revenues due to increased competition, which may impact sales and result in lower royalty tiered rates.

Corporate Partner Revenues

For the three and nine months ended September 30, 2011, compared to the same periods in 2010, the increase in corporate partner revenues was primarily due to an increase in contract manufacturing activity. Corporate partner revenues for the nine months ended September 30, 2011, also includes a one-time cash payment of approximately $11.0 million received in exchange for entering into an asset transfer agreement in March 2011, related to two research and development programs that were discontinued in connection with our November 2010 restructuring initiative.

Reserves for Discounts and Allowances

Revenues from product sales are recorded net of applicable allowances for trade term discounts, wholesaler incentives, Medicaid rebates, Veterans Administration (VA) and Public Health Service (PHS) discounts, managed care rebates, product returns, and other governmental discounts or applicable allowances. Reserves established for these discounts and allowances are classified as reductions of accounts receivable (if the amount is payable to our direct customer) or a liability (if the amount is payable to a party other than our customer). These reserves are based on estimates of the amounts earned or to be claimed on the related sales. Our estimates take into consideration our historical experience, current contractual and statutory requirements, specific known market events and trends, and forecasted customer buying patterns. Actual amounts may ultimately differ from our estimates. If actual results vary, we will need to adjust these estimates, which could have an effect on earnings in the period of adjustment. The estimates we make with respect to these allowances represent the most significant judgments with regard to revenue recognition.

Reserves for discounts, contractual adjustments and returns that reduced gross product revenues are summarized as follows:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Discounts	$24.5	$16.2	51.2%	$71.7	$55.6	29.0%
Contractual adjustments	91.7	80.2	14.3%	258.0	202.5	27.4%
Returns	3.6	4.0	(10.0)%	10.3	10.5	(1.9)%

Total allowances	$119.8	$100.4	19.3%	$340.0	$268.6	26.6%

Gross product revenues	$1,095.6	$977.3	12.1%	$3,179.6	$2,828.9	12.4%

Percent of gross product revenues	10.9%	10.3%		10.7%	9.5%

Discount reserves include trade term discounts and wholesaler incentives. For the three and nine months ended September 30, 2011, compared to the same periods in 2010, the increase in discounts was primarily driven by increases in trade term and volume discounts and wholesaler incentives as a result of price increases.

Contractual adjustment reserves relate to Medicaid and managed care rebates, VA and PHS discounts and other governmental rebates or applicable allowances. For the three and nine months ended September 30, 2011, compared to the same periods in 2010, the increase in contractual adjustments was primarily due to higher reserves for managed care and Medicaid and VA programs principally associated with price increases in the U.S. and an increase in contractual rates as well as an increase in governmental rebates and allowances associated with the implementation of pricing actions in certain of the international markets in which we operate.

Product return reserves are established for returns made by wholesalers. In accordance with contractual terms, wholesalers are permitted to return product for reasons such as damaged or expired product. The majority of wholesaler returns are due to product expiration. We also accept returns from our patients for various reasons. Reserves for product returns are recorded in the period the related revenue is recognized, resulting in a reduction to product sales. For the three and nine months ended September 30, 2011, compared to the same periods in 2010, return reserves were similar.

Cost and Expenses

A summary of total cost and expenses is as follows:

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Cost of sales, excluding amortization of acquired intangible assets	$123.5	$95.9	28.8%	$327.1	$300.0	9.1%
Research and development	301.4	319.1	(5.5)%	880.7	957.8	(8.0)%
Selling, general and administrative	261.4	244.2	7.1%	772.2	755.1	2.3%
Collaboration profit sharing	81.5	64.0	27.3%	244.3	190.2	28.4%
Amortization of acquired intangible assets	49.3	53.5	(7.8)%	157.7	155.6	1.4%
Acquired in-process research and development	—	205.0	(100.0)%	—	245.0	(100.0)%
Restructuring charge	1.8	—	**	18.4	—	**
Fair value adjustment of contingent consideration	2.5	—	**	5.9	—	**

Total cost and expenses	$821.4	$981.7	(16.3)%	$2,406.3	$2,603.6	(7.6)%

Cost of Sales, Excluding Amortization of Acquired Intangible Assets (Cost of Sales)

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Cost of sales	$123.5	$95.9	28.8%	$327.1	$300.0	9.1%

For the three and nine months ended September 30, 2011, compared to the same periods in 2010, the increase in cost of sales was driven by higher unit sales volumes, increased contract manufacturing activity and an increase in amounts written down related to unmarketable inventory. Cost of sales for the three and nine months ended September 30, 2011, also includes costs associated with AVONEX PEN and the JC virus antibody assay. Amounts written down related to unmarketable inventory totaled $9.6 million and $16.9 million for the three and nine months ended September 30, 2011, respectively, compared to $4.3 million and $9.9 million in the prior year comparative periods.

Research and Development

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Research and development	$301.4	$319.1	(5.5)%	$880.7	$957.8	(8.0)%

Research and development expense for the three and nine months ended September 30, 2011, reflects our efforts to reallocate resources within our research and development organization consistent with our restructuring initiative, offset by research and development costs associated with initiatives to grow our business.

For the three and nine months ended September 30, 2011, compared to the same periods in 2010, research and development expense reflects a reduction in spending related to certain programs which were terminated or are in the process of being discontinued and a reduction in milestone and upfront payments recognized within research and development expense. These decreases are offset by an increase in research and development spend resulting from increased clinical trial activity for certain of our product candidates in or near registrational stage development, including among others, our dexpramipexole, Factor VIII, Factor IX, and daclizumab programs as well as an increase in spending associated with our efforts to further research and develop TYSABRI.

Research and development expense for the three and nine months ended September 30, 2010 included the $26.4 million upfront payment made to Knopp Neurosciences, Inc. (Knopp), which became payable to Knopp upon our entering a license agreement for dexpramipexole in August 2010. Research and development expense for the nine months ended September 30, 2010, also included a $30.0 milestone paid to Abbott Biotherapeutics Corp, formerly Facet Biotech, in May 2010 upon initiation of patient enrollment in a Phase 3 trial of daclizumab in relapsing MS. Milestone payments recognized as research and development expense were not significant in the nine months ended September 30, 2011.

We intend to continue committing significant resources to targeted research and development opportunities where there is a significant unmet need and where the drug candidate has the potential to be highly differentiated. Specifically, we intend to continue to make significant investments in the advancement of BG-12 and our Factor VIII and Factor IX hemophilia programs. We also intend to continue to invest in bringing forward our MS pipeline and in pursuing therapies for other neurodegenerative diseases.

Other Milestone Payments

In March 2011, we dosed the first patient in a registrational study for dexpramipexole, in development for amyotrophic lateral sclerosis (ALS). The achievement of this milestone resulted in a $10.0 million milestone payment due to Knopp Neurosciences, Inc. (Knopp). As we consolidate Knopp, we recognized this payment as a charge to noncontrolling interests in the first quarter of 2011.

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

In July 2011, the European Commission (EC) granted a conditional marketing authorization for FAMPYRA in the E.U., which triggered a $25.0 million milestone payment due to Acorda Therapeutics, Inc. (Acorda). FAMPYRA is an oral compound indicated as a treatment to improve walking ability in people with MS. We capitalized this milestone payment as an intangible asset in the third quarter of 2011.

Selling, General and Administrative

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Selling, general and administrative	$261.4	$244.2	7.1%	$772.2	$755.1	2.3%

Selling, general and administrative expenses are primarily comprised of compensation and benefits associated with sales and marketing, finance, human resources, legal and other administrative personnel, outside marketing and legal expenses and other general and administrative costs.

For the three and nine months ended September 30, 2011, compared to the same periods in 2010, selling, general and administrative expenses reflect costs associated with initiatives to grow our business, the negative impact of foreign currency exchange rates and increased sales and marketing activities in support of AVONEX and TYSABRI, offset by decreased grants and sponsorship activities and savings realized through our restructuring initiatives, which are described below under the heading Restructuring Charge. Included within selling, general and administrative expenses for the nine months ended September 30, 2010, are incremental charges of $18.6 million, which were recognized in relation to the modification of equity based compensation in accordance with the transition agreement entered into with James C. Mullen, who retired as our President and Chief Executive Officer on June 8, 2010.

Collaboration Profit Sharing

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Collaboration profit sharing	$81.5	$64.0	27.3%	$244.3	$190.2	28.4%

For the three and nine months ended September 30, 2011, compared to the same periods in 2010, the increase in collaboration profit sharing expense was due to the continued increase in TYSABRI rest of world sales resulting in higher rest of world net operating profits to be shared with Elan and resulting in growth in the third-party royalties Elan paid on behalf of the collaboration. For the three and nine months ended September 30, 2011, our collaboration profit sharing expense included $14.3 million and $42.5 million, respectively, related to the reimbursement of third-party royalty payments made by Elan as compared to $11.3 million and $33.8 million, respectively, in the prior year comparative periods. For additional information related to this collaboration, please read Note 19, Collaborations to our consolidated financial statements included within our 2010 Form 10-K.

Amortization of Acquired Intangible Assets

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Amortization of acquired intangible assets	$49.3	$53.5	(7.8)%	$157.7	$155.6	1.4%

For the three and nine months ended September 30, 2011, compared to the same periods in 2010, amortization for acquired intangible assets totaled $49.3 million and $157.7 million, respectively, as compared to $53.5 million and $155.6 million. Amortization for acquired intangible assets is expected to be in the range of approximately $150.0 million to $200.0 million annually through 2016.

AVONEX Core Technology Asset

Our most significant intangible asset is the core technology related to our AVONEX product. Our amortization policy reflects our belief that the economic benefit of our core technology is consumed as revenue is generated from our AVONEX product. We refer to this amortization methodology as the economic consumption model, which involves calculating a ratio of actual current period sales to total anticipated sales for the life of the product and applying this ratio to the carrying amount of the intangible asset. An analysis of the anticipated lifetime revenue of AVONEX is performed at least annually during our long range planning cycle, and this analysis serves as the basis for the calculation of our economic consumption amortization model. This analysis is based upon certain assumptions that we evaluate on a periodic basis, such as the anticipated product sales of AVONEX and expected impact of competitor products and our own pipeline product candidates, as well as the issuance of new patents or the extension of existing patents. Although we believe this process has allowed us to reliably determine the best estimate of the pattern in which we will consume the economic benefits of our core technology intangible asset, the model could result in deferring amortization charges to future periods in certain instances, due to continued sales of the product at a nominal level after patent expiration or otherwise. We completed our most recent long range planning cycle in the third quarter of 2011. Based upon this analysis, amortization of our core intangible asset related to AVONEX is expected to be in the range of approximately $105.0 million to $155.0 million annually through 2016.

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

Acquired In-Process Research and Development (IPR&D)

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Acquired in-process research and development	$—	$205.0	(100.0)%	$—	$245.0	(100.0)%

In August 2010, we entered into a license agreement with Knopp Neurosciences, Inc. (Knopp) for the development, manufacture and commercialization of KNS-760704 (dexpramipexole), an orally administered small molecule in clinical development for the treatment of amyotrophic lateral sclerosis (ALS). As we determined that we are the primary beneficiary of this relationship, we consolidate the results of Knopp and recorded an IPR&D charge of approximately $205.0 million upon initial consolidation within our condensed consolidated statements of income for the three and nine months ended September 30, 2010.

In connection with our acquisition of Biogen Idec Hemophilia Inc., formerly Syntonix Pharmaceuticals, Inc. (Syntonix), in January 2007, we agreed to make additional payments based upon the achievement of certain milestone events. One of these milestones was achieved when, in January 2010, we initiated patient enrollment in a registrational trial of Factor IX in hemophilia B. As a result of the achievement of this milestone we paid approximately $40.0 million to the former shareholders of Syntonix, which was reflected as a charge to acquired IPR&D within our condensed consolidated statement of income for the nine months ended September 30, 2010.

Restructuring Charge

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Restructuring charge	$1.8	$—	**	$18.4	$—	**

In November 2010, we announced a number of strategic, operational, and organizational initiatives designed to provide a framework for the future growth of our business and realign our overall structure to become a more efficient and cost effective organization. As part of this initiative:

•	We have out-licensed, terminated or are in the process of discontinuing certain research and development programs, including those in oncology and cardiovascular medicine that are no longer a strategic fit for us.

•	We have completed a 13% reduction in workforce spanning our sales, research and development, and administrative functions.

•	We have vacated and recognized the sale of the San Diego, California facility as well as consolidated certain of our Massachusetts facilities. For a more detailed description of transactions affecting our facilities, please read Note 11, Property, Plant and Equipment to our condensed consolidated financial statements included within this report.

As a result of these initiatives, we have begun to realize annual operating expense savings which are expected to approximate $300.0 million annually. The substantial majority of these savings will be realized within research and development and selling, general and administrative expense. These savings are offset by costs associated with initiatives to grow our business.

Costs associated with our workforce reduction are primarily related to employee severance and benefits. Facility consolidation costs are primarily comprised of charges associated with closing these facilities, related lease obligations and additional depreciation recognized when the expected useful lives of certain assets have been shortened due to the consolidation and closing of related facilities and the discontinuation of certain research and development programs. We expect that the total restructuring charges associated with these initiatives will not exceed $100.0 million and that substantially all of the remaining charges will be incurred and paid by the end of 2011. We incurred $18.4 million of these charges in the nine months ended September 30, 2011 and $75.2 million of these charges in the fourth quarter of 2010.

For the nine months ended September 30, 2011, we recognized restructuring charges totaling $6.1 million, in relation to the consolidation of our facilities, inclusive of amounts related to additional depreciation. Charges recognized in relation to the consolidation of our facilities for the three months ended September 30, 2011 were not significant. For the three and nine months ended September 30, 2011, we recognized net restructuring charges of $1.8 million and $12.3 million, respectively, in relation to our workforce reduction initiatives.

The following table summarizes the activity of our restructuring liability:

	Workforce	Facility
(In millions)	Reduction	Consolidation	Total

Restructuring reserve as of December 31, 2010	$60.6	$5.8	$66.4
Expense	15.2	2.4	17.6
Payments	(80.8)	(3.1)	(83.9)
Adjustments to previous estimates, net	(2.9)	—	(2.9)
Other adjustments	8.6	(3.2)	5.4

Restructuring reserve as of September 30, 2011	$0.7	$1.9	$2.6

Fair Value Adjustment of Contingent Consideration

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Fair value adjustment of contingent consideration	$2.5	$—	**	$5.9	$—	**

The consideration for certain of our acquisitions includes future payments that are contingent upon the occurrence of a particular factor or factors. For acquisitions completed after January 1, 2009, we record a contingent consideration obligation for such contingent consideration payments at its fair value on the acquisition date. We revalue the acquisition-related contingent consideration obligation on a recurring basis each reporting period. Changes in the fair value of our contingent consideration obligations are recognized as a fair value adjustment of contingent consideration within our consolidated statements of income.

In connection with our acquisition of Biogen Idec International Neuroscience GmbH (BIN), formerly Panima Pharmaceuticals AG, in 2010, we recorded a liability of $81.2 million representing the acquisition date fair value of the contingent consideration. The fair value of this contingent consideration obligation as of September 30, 2011 and June 30, 2011 was $87.1 million and $84.6 million, respectively. The changes in the fair value of this obligation of $2.5 million and $5.9 million for the three and nine months ended September 30, 2011, respectively, were primarily due to changes in the discount rate and in the expected timing related to the achievement of certain developmental milestones. In addition, we also recorded a contingent consideration obligation of $38.8 million in the third quarter of 2011 related to our purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH, our respective sales affiliates in Italy and Switzerland. There has been no significant change in the valuation of this liability from the acquisition date through September 30, 2011.

Other Income (Expense), Net

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Interest income	$5.3	$3.1	71.0%	$13.3	$18.6	(28.5)%
Interest expense	(7.9)	(9.3)	(15.1)%	(25.5)	(26.6)	(4.1)%
Impairments of investments	(0.8)	(2.8)	(71.4)%	(7.6)	(19.8)	(61.6)%
Foreign exchange losses, net	(4.8)	(3.5)	37.1%	(5.8)	(3.2)	81.3%
Gain (loss) on sales of investments, net	(0.1)	4.8	(102.1)%	15.4	16.1	(4.3)%
Other, net	0.6	0.8	(25.0)%	0.7	0.6	16.6%

Total other income (expense), net	$(7.7)	$(6.9)	11.6%	$(9.5)	$(14.3)	(33.6)%

Interest Income

For the three months ended September 30, 2011, compared to the same period in 2010, interest income increased due to higher balances of cash, cash equivalents and marketable securities. Interest income for the nine month comparative period decreased due to lower interest yields when compared to the same periods in 2010.

Interest Expense

For the three and nine months ended September 30, 2011, compared to the same periods in 2010, interest expense remained relatively unchanged.

For the three and nine months ended September 30, 2011, we capitalized interest costs related to construction in progress totaling approximately $8.4 million, and $24.3 million, respectively, which reduced our interest expense by the same amount. We capitalized $6.6 million and $21.3 million, respectively, in the prior year comparative periods. Capitalized interest costs are primarily related to the development of our large-scale biologic manufacturing facility in Hillerød, Denmark.

Impairment on Investments

For the three and nine months ended September 30, 2011, we recognized $0.8 million and $7.6 million, respectively, in charges for the impairment of our investments in venture capital funds and investments in privately-held companies. No impairments were recognized in relation to our publicly-held strategic investments.

For the three and nine months ended September 30, 2010, we recognized $2.8 million and $19.8 million, respectively, in charges for the impairment of our publicly-held strategic investments, investments in venture capital funds and investments in privately-held companies.

Gain on Sale of Investments, net

For the three and nine months ended September 30, 2011, we realized net gains of $0.1 million and $15.5 million, respectively, on the sale of investments. Included within the net gains realized in the nine months ended September 30, 2011 is a gain of $13.8 million on the sale of stock within our strategic investment portfolio that was deemed to be no longer strategic.

Income Tax Provision

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions, except percentages)	2011	2010	Change %	2011	2010	Change %

Effective tax rate on pre-tax income	26.4%	40.1%	(34.2)%	26.0%	28.7%	(9.4)%
Income tax expense	$127.1	$75.0	69.5%	$339.6	$252.6	34.4%

Our effective tax rate fluctuates from year to year due to the global nature of our operations. The factors that most significantly impact our effective tax rate include variability in the allocation of our taxable earnings between multiple jurisdictions, changes in tax laws, acquisitions and licensing transactions.

The decrease in our tax rate for the three and nine months ended September 30, 2011, compared to the same periods in 2010, was primarily due to our 2010 license and collaboration agreement with Knopp Neurosciences, Inc., which negatively impacted our effective tax rate for the three and nine months ended September 30, 2010 due to the attribution to noncontrolling interest of $145.0 million of the associated IPR&D charge. related to our collaboration and license agreement with Knopp. As such, the attributed amount did not generate a tax deduction, causing our tax rate to be unfavorably impacted by 13.5% and 2.7%, respectively. In addition, during 2011, we experienced an increase in research and development expenditures eligible for the orphan drug credit and a lower effective state tax rate resulting from a change in state law and the settlement of an outstanding IRS audit matters in the first and third quarters of 2011, offset by a higher percentage of our 2011 profits being earned in higher tax rate jurisdictions, principally the U.S.

For a detailed income tax rate reconciliation for the three and nine months ended September 30, 2011 and 2010, please read Note 16, Income Taxes to our condensed consolidated financial statements included within this report.

Noncontrolling Interests

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(In millions)	2011	2010	Change %	2011	2010	Change %

Net income (loss) attributable to noncontrolling interests, net of tax	$1.8	$(141.9)	101.3%	$32.3	$(138.2)	123.4%

On September 6, 2011, we completed the purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH, our respective sales affiliates in Italy and Switzerland. The purchase price of these shares is comprised of cash payments totaling $152.9 million plus up to $42.5 million in contingent consideration payable upon achievement of commercial and regulatory milestones. We have accounted for this transaction as a purchase of a noncontrolling interest. As these amounts reflect payments to acquire a noncontrolling interest, these payments and the accrual of a liability related to the contingent consideration were recorded as a reduction in the noncontrolling interest for these entities with the remainder to additional paid in capital.

Prior to this transaction, our consolidated financial statements reflected 100% of the operations of these joint venture investments and we recorded net income (loss) attributable to noncontrolling interests in our consolidated statements of income based on the percentage of ownership interest retained by our joint venture partners. We have continued to consolidate the operations of these entities following our purchase of the noncontrolling interest; however, as of September 6, 2011, we no longer allocate 50% of the earnings of these ventures to net income (loss) attributable to noncontrolling interests as Biogen Dompé SRL and Biogen Dompé Switzerland GmbH became wholly-owned subsidiaries of the Company. For additional information related to this transaction, please read Note 2, Acquisitions to our condensed consolidated financial statements included within this report.

Net income attributable to noncontrolling interests, net of tax, for the three and nine months ended September 30, 2010, reflects the attribution of $145.0 million of the $205.0 million IPR&D charge recognized upon consolidation of the Knopp variable interest entity to the noncontrolling interest in the third quarter of 2010. Net income attributable to noncontrolling interests, net of tax, for the nine months ended September 30, 2011, reflects the attribution of a $10.0 million milestone payment due Knopp and a $15.0 million milestone payment due Neurimmune upon the achievement of milestone events in the first and second quarters of 2011, respectively. The attribution of net income (loss) to noncontrolling interests related to our foreign joint ventures, were relatively consistent in both the three and nine month comparative periods

New Cambridge Leases

In July 2011, we executed leases for two office buildings to be built in Cambridge, Massachusetts. We expect construction to begin in late 2011, with a planned occupancy during the second half of 2013. These buildings will serve as the future location of our corporate headquarters and commercial operations. These buildings will also provide additional general and administrative and research and development office space.

As a result of our decision to relocate our corporate headquarters and centralize our campus in Cambridge, Massachusetts, we expect to vacate our Weston, Massachusetts facility upon completion of the new buildings. Based upon our most recent estimates, we expect to incur a charge of approximately $35.0 million upon vacating this facility. This amount represents our remaining Weston lease obligation, net of our estimate of sublease income expected to be recovered. In addition, this decision has also resulted in a change in the expected useful lives of certain leasehold improvements and other assets, which have been shortened due to our anticipated departure from this facility and will result in approximately $25.0 million of additional depreciation that will be realized ratably from the third quarter of 2011 through the date upon which we expect to vacate the Weston facility. Approximately $1.9 million of this additional depreciation was recognized in the third quarter of 2011.

Sale of San Diego Facility

On October 1, 2010, we sold the San Diego facility for cash proceeds, net of transaction costs, of approximately $127.0 million. As part of this transaction, we agreed to lease back the San Diego facility for a period of 15 months. We accounted for this transaction as a financing arrangement as we determined that the transaction did not qualify as a sale due to our continuing involvement under the leaseback terms. Accordingly, we recorded an obligation for the proceeds received in October 2010 and the facility assets remained classified as held for use with the carrying value of the facility continued to be reflected as a component of property, plant and equipment, net within our condensed consolidated balance sheets.

In the first quarter of 2011, we entered into an agreement to terminate our 15 month lease of the San Diego facility effective August 31, 2011. We have had no continuing involvement or remaining obligation after August 31, 2011 and have accounted for this transaction as a sale of property as of that date. No significant gain on sale was recognized and we did not recognize any impairment charges related to the San Diego facility.

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

Pricing Pressure

We operate in certain countries where the economic conditions continue to present significant challenges for our industry. Many countries, particularly within the European Union, are reducing their public expenditures in light of the global economic downturn and the deterioration of the credit and economic conditions. As a result, we expect to see continued efforts to reduce healthcare costs, particularly in certain of the international markets in which we operate. The implementation of pricing actions varies by country and certain measures already implemented, which include among other things, mandatory price reductions and suspensions on pricing increases on pharmaceuticals, have negatively impacted our revenues. For example, in June 2010, Spain imposed an incremental discount on all branded drugs and in August 2010, Germany increased the rebate on prescription pharmaceuticals.

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

Our net accounts receivable balances from product sales in these countries are summarized as follows:

	As of September 30, 2011
	Current	Non-Current
	Balance Included	Balance Included
	within Accounts	within Investments
(In millions)	Receivable, net	and Other Assets	Total

Spain	$58.5	$66.0	$124.5
Italy	40.2	—	40.2
Portugal	21.0	11.7	32.7

	As of December 31, 2010
	Current	Non-Current
	Balance Included	Balance Included
	within Accounts	within Investments
(In millions)	Receivable, net	and Other Assets	Total

Spain	$70.8	$29.8	$100.6
Italy	103.2	14.8	118.0
Portugal	17.8	5.5	23.3

Approximately $65.0 million and $45.0 million of the aggregate balances for these countries were outstanding for more than one year as of September 30, 2011 and December 31, 2010, respectively. Amounts included as a component of investments and other assets within our condensed consolidated balance sheets represent amounts that are expected to be collected beyond one year.

In connection with our purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL, we entered into a credit assignment agreement with Dompé Farmaceutici SpA. Under the terms of this agreement, Dompé Farmaceutici SpA purchased all of Biogen Dompé SRL’s outstanding receivables as of June 30, 2011, adjusted for cash received through September 5, 2011, for $104.6 million. We have no retained interests in these receivables and have accounted for this transaction as a sale recognizing a loss of $1.8 million upon their disposition. For additional information related to these transactions, please read Note 2, Acquisitions to our condensed consolidated financial statements included within this report. As of September 30, 2011, our accounts receivable balances in Italy totaled $40.2 million, all of which resulted from sales of product subsequent to June 30, 2011.

In May 2011, European Union finance ministers approved a three-year EUR78 billion rescue package for Portugal. Under the terms of the package, Portugal is required to correct its excessive deficit by 2013 and improve the efficiency and effectiveness of its health care system, including through austerity measures aimed at reducing healthcare costs. These measures include plans to standardize control procedures to reduce outstanding balances payable to drug suppliers. In September 2011, the International Monetary Fund (IMF) reviewed Portugal’s progress under the rescue program, noting that Portugal was meeting the program targets.

We will continue to monitor Portugal’s progress against program targets and assess the collectability of our outstanding receivables within this market.

Our concentrations of credit risk related to our accounts receivable from product sales in Greece to date have been limited as our receivables within this market are due from our distributor. As of September 30, 2011 and December 31, 2010, our accounts receivable balances due from this distributor totaled $4.2 million and $3.9 million, respectively. These receivables remain current and substantially in compliance with their contractual due dates. However, the majority of the sales by our distributor are to government funded hospitals and as a result our distributor maintains significant outstanding receivables with the government of Greece. In the event that Greece defaults on its debt and is unable to pay our distributor, we may be unable to collect some or all of our remaining amounts due from the distributor. In addition, the government of Greece may also require pharmaceutical creditors to accept mandatory, retroactive, price deductions in settlement of outstanding receivables and in this event we could be required to repay our distributor a portion of the amounts they have previously remitted to us. To date, we have not been required to repay such amounts to our distributor or take a discount in settlement of any outstanding receivables.

We believe that our allowance for doubtful accounts was adequate as of September 30, 2011; however, if significant changes occur in the availability of government funding or the reimbursement practices of these or other governments, we may not be able to collect on amounts due to us from customers in such countries and our results of operations could be adversely affected.

Financial Condition and Liquidity

Our financial condition is summarized as follows:

	As of	As of
	September 30,	December 31,
(In millions, except percentages)	2011	2010	Change %

Financial assets:
Cash and cash equivalents	$575.1	$759.6	(24.3)%
Marketable securities — current	944.4	448.1	110.8%
Marketable securities — non-current	1,349.4	743.1	81.6%

Total financial assets	$2,868.9	$1,950.8	47.1%

Borrowings:
Current portion of notes payable, line of credit and other financing arrangements	$3.4	$137.2	(97.5)%
Notes payable and line of credit	1,060.6	1,066.4	(0.5)%

Total borrowings	$1,064.1	$1,203.5	(11.6)%

Working Capital:
Current assets	$2,837.3	$2,540.4	11.7%
Current liabilities	(885.3)	(1,050.1)	(15.7)%

Total working capital	$1,951.9	$1,490.3	31.0%

For the nine months ended September 30, 2011, certain significant cash flows were as follows:

•	$1,114.9 million used for net purchases of marketable securities;

•	$386.6 million used for share repurchases;

•	$299.5 million in proceeds from the issuance of stock for share-based compensation arrangements;

•	$220.8 million in total payments for income taxes;

•	$137.6 million used for purchases of property, plant and equipment;

•	$91.7 million of payments made through September 30, 2011 for the purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH;

•	$91.0 million in proceeds received through September 30, 2011 from Dompé Farmaceutici SpA for the purchase of Biogen Dompé SRL’s outstanding receivables;

•	$40.2 million in proceeds received from the sale of strategic investments; and

•	$25.0 million milestone payment made to Acorda Therapeutics, Inc. capitalized as an intangible asset.

For the nine months ended September 30, 2010, certain significant cash flows were as follows:

•	$2,077.6 million used for share repurchases;

•	$1,118.6 million in net proceeds received on sales and maturities of marketable securities;

•	$264.4 million in total payments for income taxes;

•	$124.2 million used for purchases of property, plant and equipment;

•	$26.4 million in upfront payments to Knopp under our license agreement dated August 17, 2010 and a $60.0 million investment in the equity of Knopp;

•	$80.4 million in proceeds from the issuance of stock for share-based compensation arrangements;

•	$40.0 million payment made to the former shareholders of Syntonix recognized as IPR&D expense; and

•	$30.0 million milestone payment made to Abbott Biotherapeutics Corp, formerly Facet Biotech, recognized as research and development expense.

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

We consider the unrepatriated cumulative earnings of certain of our foreign subsidiaries to be invested indefinitely outside the U.S. Of the total cash, cash equivalents and marketable securities at September 30, 2011, approximately $1.1 billion was generated from operations in foreign jurisdictions and is intended for use in our foreign operations or in connection with business development transactions outside of the U.S. In managing our day-to-day liquidity in the U.S., we do not rely on the unrepatriated earnings as a source of funds and we have not provided for U.S. federal or state income taxes on these undistributed foreign earnings.

For additional information related to certain risks that could negatively impact our financial position or future results of operations, please read the “Risk Factors” and “Quantitative and Qualitative Disclosures About Market Risk” sections of this report.

Preferred Stock

In March 2011, the remaining 8,221 shares of our Series A Preferred Stock were converted into 493,260 shares of common stock by the holder pursuant to the conversion terms of the Series A Preferred Stock. As of September 30, 2011, there are no shares of preferred stock issued and outstanding.

Share Repurchase Programs

In February 2011, our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. We expect to use this repurchase program principally to offset common stock issued under our share-based compensation plans. This repurchase program does not have an expiration date. Under this authorization, we repurchased 5.0 million shares of our common stock at a cost of $386.6 million during the nine months ended September 30, 2011.

During the nine months ended September 30, 2010, we repurchased approximately 40.3 million shares of our common stock at a cost of approximately $2.1 billion under our 2010 and 2009 stock repurchase authorizations. We retired all of these shares as they were acquired.

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

The increase in cash, cash equivalents and marketable securities from December 31, 2010, is primarily due to cash flows provided by operating activities, proceeds from the issuance of stock for share-based compensation arrangements, and proceeds received from the sale of strategic investments offset by net purchases of marketable securities, share repurchases, tax payments, purchases of property, plant and equipment, and payments made for the purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH.

Borrowings

We have a $360.0 million senior unsecured revolving credit facility, which we may choose to use for future working capital and general corporate purposes. The terms of this revolving credit facility include various covenants, including financial covenants that require us to not exceed a maximum leverage ratio and, under certain circumstances, an interest coverage ratio. This facility terminates in June 2012. No borrowings have been made under this credit facility and as of September 30, 2011 and December 31, 2010 we were in compliance with all applicable covenants.

For a summary of the fair and carrying value of our outstanding borrowings as of September 30, 2011 and December 31, 2010, please read Note 8, Fair Value Measurements to our condensed consolidated financial statements included within this report.

Working Capital

We define working capital as current assets less current liabilities. The increase in working capital from December 31, 2010, reflects an overall net increase in total current assets of $296.9 million and overall net decrease in total current liabilities of $164.8 million.

The increase in total current assets was primarily due to the increase in marketable securities. The reduction in total current liabilities primarily reflects the decrease in taxes payable and the derecognition of the financing arrangement liability upon our recognition of the sale of the San Diego facility on August 31,

2011. For additional information related to the financing arrangement associated with our October 2010 sale and subsequent leaseback of the San Diego facility, please read Note 11, Property, Plant and Equipment to our condensed consolidated financial statements included within this report.

Cash Flows

The following table summarizes our cash flow activity:

	For the Nine Months
	Ended September 30,
(In millions, except percentages)	2011	2010	Change %

Net cash flows provided by operating activities	$1,253.8	$1,193.6	5.0%
Net cash flows (used in) provided by investing activities	$(1,260.8)	$863.9	(245.9)%
Net cash flows used in financing activities	$(177.1)	$(2,010.8)	(91.2)%

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

The increase in cash provided by operating activities for the nine months ended September 30, 2011, compared to the same period in 2010, was driven by an increase in net income primarily resulting from increased product revenues and $91.0 million in proceeds from the first payment received in September 2011 from Dompé Farmaceutici SpA for the purchase of Biogen Dompé SRL’s outstanding receivables, offset by increased inventory balances, lower liabilities as well as the $50.0 million reduction in our share of RITUXAN revenues from unconsolidated joint business recognized in the second quarter of 2011.

During the third quarter of 2011, we reached agreement with the IRS on the timing of the recognition of certain income and expense items. The effect of this agreement is limited to the timing of these items and will result in lower expected tax payments for 2011 and higher payments in subsequent periods. This agreement has no effect on our income tax expense for any period or our contingencies for uncertain tax positions.

Investing Activities

For the nine months ended September 30, 2011, compared to the same period in 2010, the increase in net cash flows used in investing activities is primarily due to an increase in the net purchases of marketable securities. Net purchases of marketable securities totaled $1,114.9 million in the nine months ended September 30, 2011, compared to proceeds received from sales and maturities of marketable securities totaling $1,118.6 million in the prior year comparative period. Net cash flows used in investing activities for the nine months ended September 30, 2010 also reflect $85.0 million in net payments made to Knopp in the third quarter of 2010 under our 2010 license and stock purchase agreements.

Financing Activities

The decrease in net cash flows used in financing activities is due primarily to a decrease in the amounts of our common stock we repurchased compared to the same period in 2010 and higher proceeds from the issuance of stock for share-based compensation arrangements in 2011, offset by the $91.7 million of payments made through September 30, 2011 for the purchase of the noncontrolling interest in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH. During the nine months ended September 30, 2011, we repurchased 5.0 million shares of our common stock for approximately $386.6 million compared to 40.3 million shares of our common stock at a cost of approximately $2.1 billion in the nine months ended September 30, 2010. We received $299.5 million during the first nine months of 2011, compared to $80.4 million during the first nine months of 2010, related to stock option exercises and stock issuances under our employee stock purchase plan.

Cash used in financing activities during the nine months ended September 30, 2011, also includes the repayment of amounts outstanding under Biogen Dompé SRL’s line of credit in connection with our recent purchase of the noncontrolling interest in our joint venture investment in Biogen Dompé SRL.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

Our contractual obligations primarily consist of our obligations under non-cancellable leases, our notes payable and line of credit and other purchase obligations, excluding amounts related to financing arrangements, uncertain tax positions and amounts payable to tax authorities, funding commitments, contingent milestone payments, contingent consideration, and other off-balance sheet arrangements as described below. Other than the recently signed Cambridge lease agreements discussed below, there have been no other significant changes in our contractual obligations since December 31, 2010.

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

In accordance with accounting guidance applicable to entities involved with the construction of an asset that will be leased when the construction is completed, we are considered the owner, for accounting purposes, of these properties during the construction period. Accordingly, we will record an asset along with a corresponding financing obligation on our consolidated balance sheet for the amount of total project costs incurred related to the construction-in-progress for these buildings through completion of the construction period. Upon completion of the buildings, we will assess and determine if the assets and corresponding liabilities should be derecognized. As of September 30, 2011, cost incurred in relation to the construction of these buildings was insignificant.

Tax Related Obligations

We exclude liabilities pertaining to uncertain tax positions from our summary of contractual obligations as we cannot make a reliable estimate of the period of cash settlement with the respective taxing authorities. As of September 30, 2011, we have approximately $68.8 million of liabilities associated with uncertain tax positions. During the third quarter of 2011, we paid $12.0 million related to a settlement agreement with the Massachusetts Department of Revenue, which is described further within Note 16, Income Taxes, to our condensed consolidated financial statements included in this report. During the second quarter of 2011, we paid $26.4 million related to a settlement with the IRS.

Other Funding Commitments

As of September 30, 2011, we have funding commitments of up to approximately $16.2 million as part of our investment in biotechnology oriented venture capital investments.

As of September 30, 2011, we have several ongoing clinical studies in various clinical trial stages. Our most significant clinical trial expenditures are to clinical research organizations (CROs). The contracts with CROs are generally cancellable, with notice, at our option. We have recorded accrued expenses of $23.6 million on our condensed consolidated balance sheet for expenditures incurred by CROs as of September 30, 2011. We have approximately $380.0 million in cancellable future commitments based on existing CRO contracts as of September 30, 2011, which are not included in the contractual obligations discussed above because of our termination rights.

Contingent Milestone Payments

Based on our development plans as of September 30, 2011, we have committed to make potential future milestone payments to third parties of up to approximately $1.3 billion as part of our various collaborations, including licensing and development programs. Under the terms of our October 26, 2011 license agreement with Portola Pharmaceuticals, Inc. (Portola), we also agreed to pay Portola up to an additional $508.5 million based on the achievement of certain development and regulatory milestones. Payments under these agreements generally become due and payable only upon achievement of certain development, regulatory or commercial milestones. Because the achievement of these milestones had not occurred as of September 30, 2011, such contingencies have not been recorded in our financial statements.

We anticipate that we may pay approximately $10.0 million of additional milestone payments during the remainder of 2011, provided various development, regulatory or commercial milestones are achieved. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.

Contingent Consideration

In connection with our purchase of the noncontrolling interests in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH and our acquisitions of Biogen Idec International Neuroscience GmbH, Biogen Idec Hemophilia Inc., and Fumapharm AG, we agreed to make additional payments based upon the achievement of certain milestone events. Amounts related to contingent milestone payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory approval and commercial milestones. These milestones may not be achieved.

We completed our purchase of the noncontrolling interests in our joint venture investments in Biogen Dompé SRL and Biogen Dompé Switzerland GmbH in September 2011. The purchase price for the noncontrolling interest included contingent consideration in the form of commercial and regulatory milestones up to $42.5 million in cash. For additional information related to our acquisition of the noncontrolling interest in our joint venture investments, please read Note 2, Acquisitions to our condensed consolidated financial statements included within this report.

We completed our acquisition of Biogen Idec International Neuroscience, GmbH (BIN), formerly Panima Pharmaceuticals, AG, in December 2010. The purchase price for BIN included contingent consideration in the form of developmental milestones up to $395.0 million in cash. For additional information related to our acquisition of BIN, please read Note 2, Acquisitions to our condensed consolidated financial statements included within this report.

In connection with our acquisition of Biogen Idec Hemophilia Inc. (BIH), formerly Syntonix Pharmaceuticals, Inc., in January 2007, we agreed to pay up to an additional $80.0 million if certain milestone events associated with the development of BIH’s lead product, long-lasting recombinant Factor IX are achieved. The first $40.0 million contingent payment was achieved in the first quarter of 2010. An additional $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, the FDA grants approval of a Biologic License Application for Factor IX. A second $20.0 million contingent payment will occur if prior to the tenth anniversary of the closing date, a marketing authorization is granted by the EMA for Factor IX. For additional information related to our acquisition of BIH, please read Note 2, Acquisitions to our condensed consolidated financial statements included within this report.

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

Legal Matters

For a discussion of legal matters as of September 30, 2011, please read Note 20, Litigation to our condensed consolidated financial statements included within this report.

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

Our market risks, and the ways we manage them, are summarized in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our 2010 Form 10-K. There have been no material changes in the first nine months of 2011 to our market risks or to our management of such risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of September 30, 2011. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level in ensuring that (a) the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (b) such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

Please refer to Note 20, Litigation to our condensed consolidated financial statements included within this report, which is incorporated into this item by reference.

Item 1A.	Risk Factors

We are substantially dependent on revenues from our three principal products.

Our current and future revenues depend upon continued sales of our three principal products, AVONEX, RITUXAN and TYSABRI, which represented substantially all of our total revenues during the first three quarters of 2011. Although we have developed and continue to develop additional products for commercial introduction, we may be substantially dependent on sales from these three products for many years. Any negative developments relating to any of these products, such as safety or efficacy issues, the introduction or greater acceptance of competing products, including biosimilars, or adverse regulatory or legislative developments, may reduce our revenues and adversely affect our results of operations. Our competitors are introducing products for use in multiple sclerosis and if they have a similar or more attractive profile in terms of efficacy, convenience or safety, future sales of AVONEX and TYSABRI could be adversely affected.

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

Our long-term viability and growth will depend upon the successful development and commercialization of new products from our research and development activities, including products licensed from third parties. We have several late-stage clinical programs expected to have near-term data readouts that could impact our prospects for additional revenue growth. Product development and commercialization are very expensive and involve a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. Success in preclinical work or early stage clinical trials does not ensure that later stage or larger scale clinical trials will be successful, and positive results in a registrational trial may not be replicated in any subsequent confirmatory trials. Clinical trials may indicate that our product candidates have harmful side effects or raise other safety concerns that may significantly reduce the likelihood of regulatory approval, result in significant restrictions on use and safety warnings in any approved label, adversely affect placement within the treatment paradigm, or otherwise significantly diminish the commercial potential of the product candidate. Even if later stage clinical trials are successful, product candidates may not receive marketing approval if regulatory authorities disagree with our view of the data or require additional studies.

Conducting clinical trials is a complex, time-consuming and expensive process. Our ability to complete our clinical trials in a timely fashion depends in large part on a number of key factors including protocol design, regulatory and institutional review board approval, the rate of patient enrollment in clinical trials, and compliance with extensive current Good Clinical Practices. We have opened clinical sites and are enrolling patients in a number of new countries where our experience is more limited, and we are in many cases using the services of third-party clinical trial providers. If we fail to adequately manage the design, execution and regulatory aspects of our large, complex and diverse clinical trials, our studies and ultimately our regulatory approvals may be delayed or we may fail to gain approval for our product candidates altogether.

Our ability to successfully commercialize a product candidate that receives marketing approval depends on a number of factors, including the medical community’s acceptance of the product, the effectiveness of our sales force and marketing efforts, the size of the patient population and our ability to identify new patients, pricing and the extent of reimbursement from third party payors, the ability to obtain and maintain data or market exclusivity for our products in the relevant indication(s), the availability or introduction of competing treatments that are deemed more effective, safer, more convenient, or less expensive, manufacturing the product in a timely and cost-effective manner, and compliance with complex regulatory requirements.

Adverse safety events can negatively affect our business and stock price.

Adverse safety events involving our marketed products may have a negative impact on our commercialization efforts. Later discovery of safety issues with our products that were not known at the time of their approval by the FDA or other regulatory agencies worldwide could cause product liability events, additional regulatory scrutiny and requirements for additional labeling, withdrawal of products from the market and the imposition of fines or criminal penalties. Any of these actions could result in material write-offs of inventory, material impairments of intangible assets, goodwill and fixed assets, material restructuring charges and other adverse impacts on our results of operations. In addition, the reporting of adverse safety events involving our products and public rumors about such events could cause our stock price to decline or experience periods of volatility.

We depend, to a significant extent, on reimbursement from third party payors and a reduction in the extent of reimbursement could reduce our product sales and revenue.

Sales of our products are dependent, in large part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other organizations. Changes in government regulations or private third-party payors’ reimbursement policies may reduce reimbursement for our products and adversely affect our future results. The U.S. Congress enacted legislation in 2010 that imposes health care cost containment measures and we expect that federal and state legislatures, health agencies and third-party payors will continue to focus on containing the cost of health care in the future. This legislation also encourages the development of comparative effectiveness research and any adverse findings for our products from such research may reduce the extent of reimbursement for our products.

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

We encounter similar regulatory and legislative issues in most other countries. In the European Union and some other international markets, the government provides health care at low cost to consumers and regulates pharmaceutical prices, patient eligibility or reimbursement levels to control costs for the government-sponsored health care system. Many countries are reducing their public expenditures and we expect to see strong efforts to reduce healthcare costs in our international markets, including patient access restrictions, suspensions on price increases, prospective and possibly retroactive price reductions and increased mandatory discounts or rebates, recoveries of past price increases, and greater importation of drugs from lower-cost countries to higher-cost countries. We expect that our revenues would be negatively impacted if similar measures are or continue to be implemented in other countries in which we operate. In addition, certain countries set prices by reference to the prices in other countries where our products are marketed. Thus, our inability to secure adequate prices in a particular country may also adversely affect our ability to obtain acceptable prices in other markets. This may create the opportunity for third party cross border trade or influence our decision to sell or not to sell a product, thus adversely affecting our geographic expansion plans and revenues.

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

We have a number of collaborators and partners, and have both in-licensed and out-licensed several products and programs. These collaborations are subject to several risks:

•	Our RITUXAN revenues are dependent on the efforts of Genentech and the Roche Group. Their interests may not always be aligned with our interests and they may not market RITUXAN in the same manner or to the same extent that we would, which could adversely affect our RITUXAN revenues.

•	Under our collaboration agreement with Genentech, the successful development and commercialization of GA101 and certain other anti-CD20 products will decrease our percentage of the collaboration’s co-promotion profits.

•	We are not fully in control of the royalty or profit sharing revenues we receive from collaborators, which may be adversely affected by patent expirations, pricing or health care reforms, other legal and regulatory developments, new indication approvals, and the introduction of competitive products, which may affect the sales of collaboration products.

•	Any failure on the part of our collaborators to comply with applicable laws and regulatory requirements in the sale and marketing of our products could have an adverse effect on our revenues as well as involve us in possible legal proceedings.

•	Collaborations often require the parties to cooperate, and failure to do so effectively could have an adverse impact on product sales by our collaborators, and could adversely affect the clinical development or regulatory approvals of products under joint control.

In addition, we rely on third parties for several other aspects of our business. As a sponsor of clinical trials of our products, we rely on third party contract research organizations to carry out many of our clinical trial related activities. These activities include initiating and monitoring the conduct of studies at clinical trial sites and identifying any noncompliance with the study protocol or current Good Clinical Practices. The failure of a contract research organization to conduct these activities with proper vigilance and competence and in accordance with Good Clinical Practices can result in regulatory authorities rejecting our clinical trial data or, in some circumstances, the imposition of civil or criminal sanctions against us.

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

Our activities, and the activities of our collaborators and third party providers, are subject to extensive government regulation and oversight both in the U.S. and in foreign jurisdictions. The FDA and comparable agencies in other jurisdictions directly regulate many of our most critical business activities, including the conduct of preclinical and clinical studies, product manufacturing, advertising and promotion, product distribution, adverse event reporting and product risk management. Our interactions in the U.S. or abroad with physicians and other health care providers that prescribe or purchase our products are also subject to government regulation designed to prevent fraud and abuse in the sale and use of the products and place greater restrictions on the marketing practices of health care companies. Healthcare companies are facing heightened scrutiny of their relationships with healthcare providers from anti-corruption enforcement officials. In addition, pharmaceutical and biotechnology companies have been the target of lawsuits and investigations alleging violations of government regulation, including claims asserting submission of incorrect pricing information, impermissible off-label promotion of pharmaceutical products, payments intended to influence the referral of federal or state health care business, submission of false claims for government reimbursement, antitrust violations, or violations related to environmental matters.

Regulations governing the health care industry are subject to change, including:

•	new laws, regulations or judicial decisions, or new interpretations of existing laws, regulations or decisions, related to health care availability, pricing or marketing practices, compliance with wage and hour laws and other employment practices, method of delivery, payment for health care products and services, tracking payments and other transfers of value made to physicians and teaching hospitals, and extensive anti-bribery and anti-corruption prohibitions;

•	changes in the FDA and foreign regulatory approval processes that may delay or prevent the approval of new products and result in lost market opportunity;

•	changes in FDA and foreign regulations that may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products; and

•	changes in the tax laws relating to our operations.

Examples of previously enacted and possible future changes in laws that could adversely affect our business include the enactment in the U.S. of health care reform, potential regulations easing the entry of competing follow-on biologics in the marketplace, new legislation or implementation of existing statutory provisions on importation of lower-cost competing drugs from other jurisdictions, and enhanced penalties for and investigations into non-compliance with U.S. fraud and abuse laws.

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

We have filed numerous patent applications in the U.S. and various other countries seeking protection of the processes, products and other inventions originating from our research and development. Patents have been issued on many of these applications. We have also obtained rights to various patents and patent applications under licenses with third parties, which provide for the payment of royalties by us. The ultimate degree of patent protection that will be afforded to biotechnology products and processes, including ours, in the U.S. and in other important markets remains uncertain and is dependent upon the scope of protection decided upon by the patent offices, courts and lawmakers in these countries. Our patents may not afford us substantial protection or commercial benefit. Similarly, our pending patent applications or patent applications licensed from third parties may not ultimately be granted as patents and we may not prevail if patents that have been issued to us are challenged in court. In addition, court decisions or patent office regulations that place additional restrictions on patent claims or that facilitate patent challenges could also reduce our ability to protect our intellectual property rights. If we cannot prevent others from exploiting our inventions, we will not derive the benefit from them that we currently expect.

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

Manufacturing issues could substantially increase our costs and limit supply of our products.

The process of manufacturing our products is complex, highly regulated and subject to several risks:

•	Biologics manufacturing is extremely susceptible to product loss due to contamination, equipment failure, or vendor or operator error. We may need to close a manufacturing facility for an extended period of time due to microbial, viral or other contamination.

•	We rely on third-party suppliers and manufacturers for, among other things, RITUXAN manufacturing, clinical and commercial requirements for small molecule product candidates such as BG-12, our fill-finish operations, the majority of our final product storage, and a substantial portion of our packaging operations. In addition, due to the unique manner in which our products are manufactured, we rely on single source providers of several raw materials and manufacturing supplies. These third parties may not perform their obligations in a timely and cost-effective manner or in compliance with applicable regulations. Finding alternative providers could take a significant amount of time and involve significant expense due to the specialized nature of the services and the need to obtain regulatory approval of any significant changes to our suppliers or manufacturing methods. We cannot be certain that we could reach agreement with alternative providers or that the FDA or other regulatory authorities would approve our use of such alternatives.

•	We rely solely on our manufacturing facility in Research Triangle Park, North Carolina for the production of TYSABRI. Our global bulk supply of TYSABRI depends on the uninterrupted and efficient operation of this facility, which could be adversely affected by equipment failures, labor shortages, natural disasters, power failures and numerous other factors. If we are unable to meet demand for TYSABRI for any reason, we would need to rely on a limited number of qualified third party contract manufacturers.

•	We and our third party providers are generally required to maintain compliance with current Good Manufacturing Practice and other stringent requirements and are subject to inspections by the FDA and comparable agencies in other jurisdictions to confirm such compliance. Any delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our products as a result of a failure of our facilities or the facilities or operations of third parties to pass any regulatory agency inspection could significantly impair our ability to develop and commercialize our products. Significant noncompliance could also result in the imposition of monetary penalties or other civil or criminal sanctions and damage our reputation.

Any adverse developments affecting our manufacturing operations or the operations of our third-party suppliers and manufacturers may result in shipment delays, product recalls or other interruptions in the commercial supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Such developments could increase our manufacturing costs, cause us to lose revenue or market share, diminish our profitability or damage our reputation.

Our investments in properties, including our manufacturing facilities, may not be fully realizable.

We own or lease real estate primarily consisting of buildings that contain research laboratories, office space, and biologic manufacturing operations. For strategic or other operational reasons, we may decide to further consolidate or co-locate certain aspects of our business operations or dispose of one or more of our properties, some of which may be located in markets that are experiencing high vacancy rates and decreasing property values. If we determine that the fair value of any of our owned properties, including any properties we may classify as held for sale, is lower than their book value we may not realize the full investment in these properties and incur significant impairment charges. If we decide to fully or partially vacate a leased property, we may incur significant cost, including lease termination fees, rent expense in excess of sublease income and impairment of leasehold improvements. In addition, we may not fully utilize our manufacturing facilities, resulting in idle time at facilities or substantial excess manufacturing capacity, due to reduced expectations of product demand, improved yields on production and other factors. Any of these events may have an adverse impact on our results of operations.

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

Our sales and operations are subject to the risks of doing business internationally.

We are increasing our presence in international markets, which subjects us to many risks, such as:

•	the inability to obtain necessary foreign regulatory or pricing approvals of products in a timely manner;

•	fluctuations in currency exchange rates;

•	difficulties in staffing and managing international operations;

•	the imposition of governmental controls;

•	less favorable intellectual property or other applicable laws;

•	increasingly complex standards for complying with foreign laws and regulations that may differ substantially from country to country and may conflict with corresponding U.S. laws and regulations;

•	the emergence of far-reaching anti-bribery and anti-corruption legislation in the U.K. and elsewhere and escalation of investigations and prosecutions pursuant to such laws;

•	restrictions on direct investments by foreign entities and trade restrictions;

•	greater political or economic instability; and

•	changes in tax laws and tariffs.

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

We maintain a significant portfolio of marketable securities. Changes in the value of this portfolio could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the mortgage and asset-backed securities included in our portfolio, and other factors. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks by investing in high quality securities and continuously monitoring our portfolio’s overall risk profile, the value of our investments may nevertheless decline.

Our level of indebtedness could adversely affect our business and limit our ability to plan for or respond to changes in our business.

As of September 30, 2011, we had $1.1 billion of outstanding indebtedness, and we may incur additional debt in the future. Our level of indebtedness could adversely affect our business by, among other things:

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

Provisions in our most significant collaboration agreements may discourage a third party from attempting to acquire us.

Provisions in our collaboration agreements with Elan and Genentech might discourage a takeover attempt that could be viewed as beneficial to shareholders who wish to receive a premium for their shares from a potential bidder. Our collaboration agreements with Elan and Genentech respectively allow Elan to purchase our rights to TYSABRI and Genentech to purchase our rights to RITUXAN and certain anti-CD20 products developed under the agreement if we undergo a change of control and certain other conditions are met, which may limit our attractiveness to potential acquirers.

The possibility that activist shareholders may gain additional representation on or control of our Board of Directors could result in costs and disruption to our operations and cause uncertainty about the direction of our business.

We faced proxy contests in 2008, 2009 and 2010 and our Board of Directors currently includes three directors nominated by an activist shareholder. Future proxy contests could be costly and time-consuming, disrupt our operations and divert the attention of management and our employees from executing our strategic plan. If there is disagreement among our directors, that may create uncertainty regarding the direction of our business and could impair our ability to effectively execute our strategic plan. In addition, our directors are elected annually, which may increase our vulnerability to hostile and potentially abusive takeover tactics.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

During the third quarter of 2011, we did not repurchase any common stock.

On February 11, 2011, we announced that our Board of Directors authorized the repurchase of up to 20.0 million shares of our common stock. We expect to use this repurchase program principally to offset common stock issuance under our share-based compensation plans. This repurchase program does not have an expiration date. As of September 30, 2011, approximately 5.0 million shares of our common stock at a cost of approximately $386.6 million have been repurchased under this program.

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

BIOGEN IDEC INC.

/s/  Paul J. Clancy
Paul J. Clancy
Executive Vice President and
Chief Financial Officer

October 28, 2011

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1*+	Separation Agreement between Biogen Idec and Francesco Granata dated September 29, 2011.
31.1+	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1++	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101++	The following materials from Biogen Idec Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

+	Filed herewith

++	Furnished herewith

*	Management contract or compensatory plan or agreement